Form 10QSB
period 1998-09-30
NETWORK 1 SECURITY SOLUTIONS INC
filed 1998-12-28
CIK 1065078

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______


                         Commission file number 1-14896

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                     (Exact name of small business issuer as
                            specified in its charter)



                Delaware                                     11-3027591
    (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)



             70 Walnut Street, Wellesley Hills, Massachusetts 02481
                    (Address of Principal executive offices)

                                  781-239-8280
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

As of December 14, 1998 there were 4,362,631 shares of Common Stock, $.01 par value per share, and 562,836 shares of Series C Convertible Preferred Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):
Yes [  ]  No [X]

                       NETWORK-1 SECURITY SOLUTIONS, INC.

                                      INDEX


                                                                                                       Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
         Balance Sheets as of September 30, 1998 (unaudited) and December 31, 1997.........................3

         Statements of Operations for the three months ended September 30, 1998 and 1997
         (unaudited) and the nine months ended September 30, 1998 and 1997 (unaudited).....................4

         Statements of Cash Flows for the nine months ended September 30, 1998 and 1997
         (unaudited).......................................................................................5

         Statement of Stockholders Equity (Deficiency) for the year ended December 31, 1997 and for the nine months ended September 30, 1998 (unaudited)......................................6

         Notes to Financial Statements.....................................................................7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........................................9

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................16

Item 2.  Changes in Securities and Use of Proceeds........................................................16

Item 3.  Defaults Upon Senior Securities..................................................................17

Item 4.  Submission of Matters to a Vote of Security Holders..............................................17

Item 5.  Other Information................................................................................18

Item 6.  Exhibits and Reports on Form 8-K.................................................................18

SIGNATURES................................................................................................19

                                        NETWORK-1 SECURITY SOLUTIONS, INC.
                                                   Balance Sheet

                                                                      September 30, 1998      December 31, 1997
                                                                         (Unaudited)              (Audited)
                                                                      ------------------      -----------------
ASSETS:
Current assets:
     Cash and cash equivalents                                            $    181,000           $     60,000
     Accounts receivable - net allowance for doubtful                          667,000                435,000
        accounts of $100,000 and $70,000, respectively
     Prepaid expenses and other current assets                                  36,000                 30,000
                                                                          ------------           ------------
              Total current assets                                             884,000                525,000

     Equipment and fixtures - net                                              325,000                400,000
     Capitalized software costs - net                                          957,000              1,258,000
     Security deposits                                                         138,000                131,000
     Deferred offering costs                                                   519,000                 90,000
                                                                          ------------           ------------
              Total assets                                                $  2,823,000           $  2,404,000
                                                                          ------------           ------------
                                                                          ------------           ------------
LIABILITIES:
Current liabilities:
     Accounts payable                                                     $    955,000           $    776,000
     Accrued fee - related party                                                                      138,000
     Accrued expenses and other current liabilities                            404,000                201,000
     Notes payable - related parties, net of discount                        1,802,000
     Notes payable - others, net of discount                                 1,011,000
     Interest payable - related parties                                        114,000
     Interest payable - others                                                  79,000
     Current portion of capital lease payable                                                           8,000
     Deferred revenue                                                           73,000                 63,000
                                                                          ------------           ------------
              Total current liabilities                                      4,438,000              1,186,000
     Notes payable - related parties, net of discount                                                 564,000
     Notes payable - others, net of discount                                                          670,000
     Interest payable - related parties                                                                24,000
     Interest payable - others                                                                         35,000
                                                                          ------------           ------------
                                                                             4,438,000              2,479,000
                                                                          ------------           ------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
     Preferred stock - $.01 par value; authorized 5,000,000
     shares
        Series A - 10% cumulative, none issued and outstanding
        Series B - 500,000 shares issued and outstanding (liquidation preference $500,000)
        Series C - 750,000 shares authorized, none issued and out-
        standing                                                                 5,000                  5,000
     Common stock - $.01 par value; authorized 25,000,000 shares;
     1,706,037 and 2,274,845 shares issued and outstanding                      23,000                 17,000
     Additional paid-in capital                                              9,452,000              7,373,000
     Accumulated deficit                                                   (10,617,000)            (7,470,000)
     Unearned portion of compensatory stock options                           (478,000)
                                                                          ------------           ------------
                                                                            (1,615,000)               (75,000)
                                                                          ------------           ------------
                                                                          $  2,823,000           $  2,404,000
                                                                          ------------           ------------
                                                                          ------------           ------------

    The accompanying notes are an integral part of these financial statements

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                      Statements of Operations (Unaudited)




                                                                Three Months Ended                   Nine Months Ended
                                                                  September 30,                        September 30,
                                                         ----------------------------------------------------------------
                                                             1998            1997             1998                 1997
                                                         -----------     -----------      ------------        -----------
Revenues:
     Licenses                                            $   102,000     $    87,000      $    514,000        $   593,000
     Royalties                                                                                                    500,000
     Services                                                569,000         136,000         1,059,000            557,000
                                                         -----------     -----------      ------------        -----------
         Total revenues                                      671,000         223,000         1,573,000          1,650,000
Cost of Revenues:
     Amortization of software development costs              135,000          63,000           402,000            188,000
     Costs of licenses                                        33,000          11,000           161,000             63,000
     Costs of services                                       230,000         157,000           502,000            369,000
                                                         -----------     -----------      ------------        -----------
         Total cost of revenues                              398,000         231,000         1,065,000            620,000
                                                         -----------     -----------      ------------        -----------

Gross Profit (Loss)                                          273,000         (8,000)           508,000          1,030,000

Operating expenses:
     Product development                                     160,000         189,000           443,000            424,000
     Selling and marketing                                   339,000         226,000           690,000            750,000
     General and Administrative                              647,000         349,000         1,800,000          1,268,000
                                                         -----------     -----------      ------------        -----------
         Total operating expenses                          1,146,000         764,000         2,933,000          2,442,000
                                                         -----------     -----------      ------------        -----------

Loss from operations                                        (873,000)       (772,000)       (2,425,000)        (1,412,000)
Interest expense                                            (284,000)       (157,000)         (722,000)          (298,000)
                                                         -----------     -----------      ------------        -----------
Net Loss                                                 $(1,157,000)    $  (929,000)     $ (3,147,000)       $(1,710,000)
                                                         -----------     -----------      ------------        -----------
                                                         -----------     -----------      ------------        -----------
Loss per share - basic and diluted                           $ (0.52)        $ (0.49)          $ (1.69)           $ (0.89)
                                                         -----------     -----------      ------------        -----------
                                                         -----------     -----------      ------------        -----------

Weighted average number of shares
 outstanding - basic and diluted                           2,222,955       1,902,762         1,861,717          1,919,349
                                                         -----------     -----------      ------------        -----------
                                                         -----------     -----------      ------------        -----------


    The accompanying notes are an integral part of these financial statements

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                      Statements of Cash Flows (Unaudited)

                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                        ---------------------------------------------
                                                                               1998                        1997
                                                                        -----------------           ----------------
Cash flows from operating activities:
     Net loss                                                           $      (3,147,000)          $     (1,710,000)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
          Amortization of debt discount                                           594,000                    270,000
          Issuance of common stock and warrants for                               703,000                    131,000
              services rendered
          Provision for doubtful accounts                                          30,000                     36,000
          Depreciation and amortization                                           523,000                    300,000
       Changes in:
          Accounts receivable                                                    (262,000)                  (157,000)
          Prepaid expenses and other current assets                                (6,000)
          Accounts payable, accrued expenses and                                  207,000                    388,000
              other current liabilities
          Deferred revenue                                                         10,000                     (3,000)
                                                                        ------------------           ----------------
              Net cash used in operating activities                            (1,348,000)                  (745,000)
                                                                        ------------------           ----------------
Cash flows from investing activities:
     Acquisitions of equipment and fixtures                                       (47,000)                   (30,000)
     Capitalized software costs                                                  (100,000)                  (789,000)
     Security deposits                                                             (7,000)                    63,000
                                                                        -----------------           -----------------
              Net cash used in investing activities                              (154,000)                  (756,000)
                                                                        -----------------           ----------------
Cash flows from financing activities:
     Proceeds from issuance of notes payable                                    1,750,000                  1,500,000
       and warrants
     Repayment of notes payable                                                    (8,000)
     Deferred offering costs                                                     (119,000)                   (25,000)
                                                                        -----------------           ----------------
              Net cash provided by financing activities                         1,623,000                  1,475,000
                                                                        ------------------           -----------------
Net increase (decrease) in cash and cash equivalents                              121,000                    (26,000)
Cash and cash equivalents - beginning of period                                    60,000                    217,000
                                                                        ------------------           -----------------
Cash and cash equivalents - end of period                                 $       181,000            $       191,000
                                                                        ------------------           -----------------
                                                                        ------------------           -----------------

    The accompanying notes are an integral part of these financial statements

                       NETWORK-1 SECURITY SOLUTIONS, INC.
           Statements of Stockholders' Equity (Deficiency)(Unaudited)


                                                            Common Stock                   Preferred Stock
                                                     ----------------------           -----------------------
                                                     Shares          Amount           Shares           Amount
                                                     ------          ------           ------           ------

Balance-December 31, 1997                           1,706,037     $   17,000         500,000    $      5,000
Common stock options issued to
     Chief Executive Officer

Amortization of compensatory stock options
Issuance of common stock, warrants and
     options for services rendered and payment
     of liability                                     34,147
Warrants issued in connection with debt financing
Repurchase and retirement of common shares           (62,080)
Conversion of warrants to stock at discount
     as part of debt re-financing                    596,741           6,000
Net loss
                                                    --------     -----------         -------    ------------
Balance - September 30, 1998                        2,274,845    $    23,000         500,000    $      5,000



                                                                                 Unearned
                                                Additional                       Portion of
                                                 Paid-In        Accumulated      Compensatory
                                                 Capital          Deficit        Stock Options     Total
                                                 -------          -------        -------------     -----

Balance-December 31, 1997                       $  7,373,000     $ (7,470,000)                        (75,000)
Common stock options issued to
     Chief Executive Officer                         938,000                        $(938,000)
Amortization of compensatory stock options                                            460,000         460,000
Issuance of common stock, warrants and
     options for services rendered and payment
     of liability                                    382,000                                          382,000
Warrants issued in connection with debt
     financing                                       766,000                                          766,000
Repurchase and retirement of common shares            (1,000)                                          (1,000)
Conversion of warrants to stock at discount
     as part of debt re-financing                     (6,000)
Net loss                                                         $ (3,147,000)                     (3,147,000)
                                                ------------     ------------       ---------    ------------
Balance - September 30, 1998                    $  9,452,000     $(10,617,000)      $(478,000)   $ (1,615,000)


   The accompanying notes are an integral part of these financial statements

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.   FINANCIAL STATEMENT PRESENTATION

     a. The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information contained herein not misleading. These interim financial statements and the notes thereto should be read in conjunction with the financial statements included in the Company's Prospectus dated November 12, 1998. In the Company's opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information shown have been included.

     b. The results of operations for the nine months ended September 30, 1998 presented herein are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1998.

     c. During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 requires the reporting of basic and diluted earnings/loss per share. Basic loss per share is calculated by dividing net loss by the weighted average number of outstanding common shares during the year. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. As all potential common shares are anti-dilutive, they are not included in the calculation of diluted loss per share.

2.   SUBSEQUENT EVENTS

     a. On October 20, 1998, the Company approved an amendment to its Stock Option Plan which provided for an increase to 1,050,000 shares of Common Stock, as to the aggregate number of shares reserved for issuance upon exercise of options which may be granted under the Plan.

     b. On November 17, 1998, the Company completed an initial public offering (the "Offering") of 1,700,000 shares of its Common Stock (excluding up to 255,000 shares of Common Stock, subject to the underwriter's over-allotment option). The Company intends to use the net proceeds from the Offering in the approximate aggregate amount of $8,000,000 for: (i) sales and marketing; (ii) software development; (iii) payment of trade payables; (iv) repayment of indebtedness; (v) purchase of computer equipment; (vi) establishing a new office facility and (vii) working capital and general corporate purposes.

     c. Utilizing proceeds from the Offering, the Company has:

                           (i) repaid promissory notes in the principal amount of $575,000 issued from February 1997 through October 1998 plus accrued interest thereon at the annual rates between 6% and 10% ; and

                           (ii)     repaid past due trade payables of
                                    approximately $500,000 and approximately
                                    $80,000 of liabilities assumed by the
                                    Company in connection with the CommHome
                                    Acquisition (as described below).

     d. Upon consummation of the Offering the following transactions were effective:

                           (i) 500,000 shares of the Company's outstanding Series B Preferred Stock automatically converted into 310,399 shares of Common Stock;

                           (ii) 562,836 shares of Series C Convertible Preferred Stock were issued in exchange for the cancellation of outstanding promissory notes, including accrued interest, of $2,954,888, (subject to adjustment in the event the underwriter's overallotment option is exercised); and

                           (iii) an aggregate of 64,167 shares of Common Stock were issued in connection with the acquisition of CommHome Systems Corporation and the satisfaction of $105,000 of indebtedness of CommHome Systems Corporation. In connection with the CommHome Systems Corporation acquisition, the Company incurred a charge for purchased research and development of $469,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS FACTORS, RISKS AND UNCERTAINTIES, INCLUDING THOSE SET FORTH UNDER THE CAPTION "RISK FACTORS" IN THE COMPANY'S PROSPECTUS, DATED NOVEMBER 12, 1998. EXCEPT AS OTHERWISE REQUIRED TO BE DISCLOSED IN PERIODIC REPORTS REQUIRED TO BE FILED BY COMPANIES REGISTERED UNDER THE EXCHANGE ACT BY THE RULES OF THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), THE COMPANY HAS NO DUTY AND UNDERTAKES NO OBLIGATION TO UPDATE SUCH STATEMENTS.

Overview

     The Company develops, markets, licenses and supports a family of network security software products designed to provide comprehensive security to computer networks, including Internet based systems and internal networks and computing resources. The Company also offers to its customers a full range of consulting services in network security, network design and support. From inception (July 1990) through December 31, 1994, the Company was primarily engaged in providing consulting and training services. In 1995, the Company began to shift its focus from consulting and training to the development and marketing of network security software products. The Company introduced its first FireWall/Plus software product in June 1995. Accordingly, the Company has a limited relevant operating history as a software developer upon which an evaluation of its prospects and future performance can be made. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the operation and expansion of a new business and the shift from research and product development to commercialization of products based on rapidly changing technologies in a highly specialized and emerging market. The Company will be required to significantly expand its product and development capabilities, introduce new products, introduce enhanced features to existing products, expand its in-house sales force, establish and maintain distribution channels through third-party vendors, increase marketing expenditures, further expand its management team and attract additional qualified personnel. In addition, the Company must adapt to the demands of an emerging and rapidly changing computer network security market, intense competition and rapidly changing technology and industry standards. There can be no assurance that the Company can successfully address such risks, and the failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition.

     To date, the Company has incurred significant losses and, at September 30, 1998, had an accumulated deficit of $10,617,000. In addition, since September 30, 1998, the Company has continued to incur significant losses. Inasmuch as the Company has increased its level of activities following the consummation of the Offering and will be required to make significant up-front expenditures in connection with its sales and marketing and continuing research and product development efforts, the Company anticipates that losses will continue until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will ever achieve profitable operations.

     The Company (beginning in May 1998) employed certain members of senior management, including Avi A. Fogel, President and Chief Executive Officer, Robert P. Olsen, Vice President of Product Management, Murray P. Fish, Chief Financial Officer, Joseph A. Donohue, Vice President of Engineering, Joseph D. Harris, Vice President of International Sales and Lance Westbrook, Vice President of North American Sales. In addition, the Company intends to hire approximately 10 additional software engineers and developers and 14 additional sales and marketing personnel during 1999, as well as expand its finance and administrative staff and increase expenses for employee benefits, facilities, consulting, insurance, and other general operating expenses.

     The Company's FireWall/Plus family of software products has not yet achieved market acceptance. The future success of the Company is largely dependent upon market acceptance of its FireWall/Plus family of software products. While the Company believes that its FireWall/Plus family of software products offer advantages over competing products for network security, license revenue from FireWall/Plus products since their introduction (June 1995) through September 30, 1998 has only been $2,626,000, including a non-refundable pre-paid royalty of $500,000 in 1997. In addition, during 1998, license revenues from FireWall/Plus products have decreased as compared to 1997. There can be no assurance that FireWall/Plus will gain significant market acceptance. Revenue from such commercial products depend on a number of factors, including the influence of market competition, technological changes in the network security market, the Company's ability to design, develop and introduce enhancements on a timely basis, and the ability of the Company to successfully establish and maintain distribution channels. The failure of FireWall/Plus to achieve significant market acceptance, as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business, operating results and financial condition.

     The Company has committed significant product and development resources to its FireWall/Plus family of products. The Company's anticipated levels of expenditures for product development are based on its plans for product enhancements and new product development. The Company capitalizes and amortizes software development costs in accordance with Statement of Financial Accounting Standards No. 86. These costs consist of salaries, consulting fees and applicable overhead. The Company will use a portion of the proceeds from the Offering to significantly increase its product development expenditures.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     Revenues decreased by $77,000 or 5%, from $1,650,000 for the nine months ended September 30, 1997 to $1,573,000 for the nine months ended September 30, 1998, primarily as a result of the Company's receipt of a non-refundable prepaid royalty of $500,000 during the nine months ended September 30, 1997.

     License revenues decreased by $79,000 or 13%, from $593,000 for the nine months ended September 30, 1997 to $514,000 for the nine months ended September 30, 1998, primarily due to certain initial product licensing payments received from international resellers during the nine months ended September 30, 1997. During the nine months ended September 30, 1998, revenue from FireWall/Plus products and third party virtual private network ("VPN") products accounted for $384,000 and $118,000 of license revenues, respectively, and during the nine months ended September 30, 1997, license revenues of $591,000 consisted solely of licenses of FireWall/Plus products. Royalties were $500,000 for the nine months ended September 30, 1997 and $0 for the nine months ended September 30, 1998 as a result of receipt of a non-refundable pre-paid royalty of $500,000 from Trusted Information Systems, Inc. ("TIS") in June 1997. The decrease in FireWall/Plus product sales for the nine months ended September 30, 1998 was primarily due to a lack of financial resources to market and sell such products.

     Service revenues increased by $502,000 or 90%, from $557,000 for the nine months ended September 30, 1997 to $1,059,000 for the nine months ended September 30, 1998. Service revenues from consulting increased by $503,000 or 109%, from $461,000 for the nine months ended September 30, 1997 to $964,000 for the nine months ended September 30, 1998. The increase in service revenues was attributable to two large consulting projects serviced during the nine months ended September 30, 1998.

     The Company's two largest customers during the nine months ended September 30, 1997 were TIS and Bowne, Inc. which accounted for 30% and 10% of the Company's revenues, respectively. The Company's three largest customers, The City of Hope, Fluor Daniel, Inc. and Electronic Data Systems Corporation, accounted for 38%, 20% and 11% of the Company's revenues, respectively, during the nine months ended September 30, 1998. The Company's revenues from customers in the United States represented 84% of its revenues during the nine months ended September 30, 1997 and 99% of its revenues during the nine months ended September 30, 1998.

     Cost of revenues consists of cost of licenses, amortization of software development costs and cost of services. Cost of licenses consist of software media (disks), documentation, product packaging, production costs, product royalties and the cost of hardware associated with sales of FireWall/Plus Premier Version. Cost of licenses increased by $98,000 or 156%, from $63,000 for the nine months ended September 30, 1997 to $161,000 for the nine months ended September 30, 1998, representing 11% and 31% of license revenues, respectively. The increase in cost of licenses in dollar amount and as a percentage of license revenues resulted primarily from sales of third party VPN products. Cost of licenses as a percentage of license revenues may fluctuate from period to period due to changes in product mix, changes in the number or size of transactions recorded in a given period or an increase or decrease in licenses of products which would require the Company to pay royalties to third parties.

     Amortization of software development costs increased by $214,000 or 114%, from $188,000 for the nine months ended September 30, 1997 to $402,000 for the nine months ended September 30, 1998, representing 32% and 78% of license revenues, respectively. The increase in the amortization of software development costs for the nine months ended September 30, 1998 was due to the commencement of amortization of costs of the FireWall/Plus Windows NT Version 4.0 upon its release in September 1997.

     Cost of services consist of salaries, benefits and overhead associated with consulting services and maintenance. Cost of services increased by $133,000 or 36%, from $369,000 for the nine months ended September 30, 1997 to $502,000 for the nine months ended September 30, 1998, representing 66% and 47% of service revenues, respectively, due to increases in employees and outside consultants required to service the large consulting projects.

     Gross profit decreased from $1,030,000 for the nine months ended September 30, 1997 to $508,000 for the nine months ended September 30, 1998, representing 62% and 32% of revenues, respectively. The decrease in gross profit was due to the receipt of the non-refundable prepaid royalty of $500,000 in June 1997, decreased license revenues and the increase in cost of sales as a result of increased amortization of software costs, licenses of third party VPN products and hardware costs associated with licenses of FireWall/Plus Premier Version.

     Product development consists of salaries, benefits, bonuses, travel and related costs of the Company's product development personnel, including consulting fees, the costs of computer equipment used in product and technology development and third-party development contracts. Product development expense increased $19,000 or 4%, from $424,000 for the nine months ended September 30, 1997 to $443,000 for the nine months ended September 30, 1998, representing 26% and 28% of revenues, respectively. Total product developments costs, including capitalized costs of $850,000 and $100,000, were $1,274,000 and $543,000 for the nine months ended September 30, 1997 and September 30, 1998, respectively. The decrease in total product development costs was due to the significant costs incurred during the nine months ended September 30, 1997 for the development of FireWall/Plus Version 4.0 which was released in September 1997, and reduced expenditures during the nine months ended September 30, 1998 resulting from the Company's lack of financial resources. The Company currently anticipates that product development costs will increase as the Company hires additional software engineers and developers to support the Company's growth.

     Sales and marketing expense's consist primarily of salaries, including commissions, benefits, bonuses, travel, advertising, public relations, consultants and trade shows.

Selling and marketing expenses decreased by $60,000 or 8%, from $750,000 for the nine months ended September 30, 1997 to $690,000 for the nine months ended September 30, 1998, representing 45% and 44% of revenues, respectively. The decrease in selling and marketing expenses was due primarily to a decrease in marketing efforts during such period resulting from the Company's lack of financial resources for such purposes.

     General and administrative expenses include employee costs, including salary, benefits, travel and other related expenses associated with management, finance and accounting operations, and legal and other professional services provided to the Company. General and administrative expenses increased by $532,000 or 42%, from $1,268,000 for the nine months ended September 30, 1997 to $1,800,000 for the nine months ended September 30, 1998, representing 77% and 114% of revenues, respectively. The increase in general and administrative expenses was due primarily to non-cash charges of $703,000 during the nine months ended September 30, 1998 related to the value of stock options issued to the Company's Chief Executive Officer, and the value of other securities issued to an affiliate of the Company's Chairman of the Board of Directors and third parties for services, as compared to non-cash charges of $131,000 during the nine months ended September 30, 1997 related to consulting services. This increase was partially offset by reduced postage, shipping, telephone expenses, professional fees and travel and entertainment expenses during the nine months ended September 30, 1998. The Company currently anticipates that general and administrative expenses will increase significantly as the Company hires additional personnel to support its growth in future periods.

     Interest expense increased by $424,000 or 142%, from $298,000 for the nine months ended September 30, 1997 to $722,000 for the nine months ended September 30, 1998, representing 18% and 46% of revenues, respectively. The increase in interest expense was due primarily to an increase in the amortization of debt discount and interest expense for the nine months ended September 30, 1998 related to private financings consisting of notes and warrants. Interest expense is expected to be significantly reduced as a result of the Company's consummation of the Offering.

     No provision for or benefit from federal, state or foreign income taxes was recorded for the nine months ended September 30, 1997 or the nine months ended September 30, 1998 because the Company incurred net operating losses during each period and fully reserved its deferred tax assets as their future realization could not be determined.

     As a result of the foregoing, the net loss increased by $1,437,000 or 84%, from $1,710,000 for the nine months ended September 30, 1997 to $3,147,000 for the nine months ended September 30, 1998.

Liquidity and Capital Resources

     The Company's capital requirements have been and will continue to be significant, and its cash requirements have been exceeding its cash flow from operations. At September 30, 1998, the Company had $181,000 of cash and cash equivalents and a working capital deficit of $3,554,000. Prior to its initial public offering (November 1998), the Company has financed its operations primarily through private sales of equity and debt securities. Net cash used in operating activities was $745,000 and $1,348,000 during the nine months ended September 30, 1997 and 1998, respectively. Net cash used in operating activities for the nine months ended September 30, 1998 was primarily attributable to a net loss of $3,147,000 and an increase in accounts receivable of $262,000, which was partially offset by increases in accounts payable, accrued expenses and other current liabilities of $207,000, and by amortization of debt discount of $594,000, issuance of Common Stock and warrants for services rendered of $703,000 and depreciation and amortization of $523,000. Net cash used in operating activities for the nine months ended September 30, 1997 was primarily attributable to a net loss of $1,710,000 and an increase in accounts receivable of $157,000 which was partially offset by increases in accounts payable, accrued expenses and other current liabilities of $388,000, and amortization of debt discount of $270,000 and depreciation and amortization of $300,000.

     The Company's operating activities during the nine months ended September 30, 1997 were financed primarily with $1,500,000 of net proceeds from the issuance of $1,500,000 principal amount of notes and warrants to purchase 210,628 shares of Common Stock and during the nine months ended September 30, 1998 with $1,750,000 of net proceeds from the issuance of $1,750,000 principal amount of notes and warrants to purchase 325,919 shares of Common Stock. Upon consummation of the Company's public offering (November 17, 1998), outstanding promissory notes, including accrued interest, of $2,954,888, were cancelled in exchange for the issuance of 562,836 shares of Series C Preferred Stock (subject to adjustment in the event the underwriter's over-allotment option is exercised) and promissory notes in the principal amount of $575,000 plus accrued interest were repaid in full. The Company incurred aggregate non-cash charges of approximately $231,000 during the three month period ended September 30, 1998 and will incur additional non-cash charges of approximately $437,000 during the three months ended December 31, 1998 relating to the amortization of debt discount with respect to an aggregate of $3,250,000 principal amount of promissory notes which were repaid or cancelled in exchange for shares of Series C Preferred Stock. The Company does not currently have a line of credit from a commercial bank or other institution.

     In November 1998 the Company completed an initial public offering of 1,700,000 shares of its Common Stock which resulted in net proceeds of approximately $8,000,000. The Company is dependent on the proceeds from its initial public offering (the "Offering") to implement its business plan and finance its working capital requirement. The Company anticipates, based on currently proposed plans and assumptions relating to the implementation of its business plan (including the timetable of, costs and expenses associated with, and success of, its marketing efforts), that the net proceeds of the Offering, together with projected revenues from operations, will be sufficient to satisfy the Company's operations and capital requirements for approximately twelve months following the consummation of the Offering in November 1998. There can be no assurance, however, that such funds will not be expended prior thereto due to unanticipated changes in economic conditions or other unforeseen circumstances. In the event the Company's plans change or its assumptions change or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise) or the net proceeds of the Offering and projected revenues otherwise prove to be insufficient to fund the implementation of the Company's business plan or working capital requirements, the Company could be required to seek additional financing sooner than currently anticipated. The Company has no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms or at all. Any inability to obtain additional financing when needed would have a material adverse effect on the Company, requiring it to curtail and possibly cease its operations. In addition, any additional equity financing may involve substantial dilution to the interests of the Company's then existing stockholders.

Year 2000 Issue

     The Company has assessed the potential software issues associated with the Year 2000 and believes its software products are Year 2000 compliant and, therefore, does not expect to incur material costs related thereto. With regard to internal computing resources utilized in its operations, the Company does not expect to incur material costs to make such resources year 2000 compliant.

Fluctuations in Operating Results

     The Company anticipates significant quarterly fluctuations in its operating results in the future. The Company generally ships orders for commercial products as they are received and, as a result, does not have any material backlog. As a result, quarterly revenues and operating results depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Operating results may fluctuate on a quarterly basis due to factors such as the demand for the Company's products, purchasing patterns and budgeting cycles of customers, the introduction of new products and product enhancements by the Company or its competitors, market acceptance of new products introduced by the Company or its competitors and the size, timing, cancellation or delay of customer orders, including cancellation or delay in anticipation of new product introduction or enhancement. In addition, the Company's consulting revenues tend to fluctuate as projects, which may continue over several quarters, are undertaken or completed. Therefore, comparisons of quarterly operating results may not be meaningful and should not be relied upon, nor will they necessarily reflect the Company's future performance. Because of the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Common Stock would likely be materially adversely affected.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

     None.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (A) In connection with the Offering, on July 20, 1998, the Company amended its Certificate of Incorporation to provide for a 1-for-1.61083 reverse stock split of its outstanding Common Stock.

         (B) On October 23, 1998, the Company filed a Certificate of Designation of Series C Preferred Stock pursuant to which the Company designated 750,000 shares of Series C Convertible Preferred Stock, $.01 per value. At December 15, 1998, there were 562,836 shares of Series C Convertible Preferred Stock outstanding (subject to adjustment if the underwriter exercised its over-allotment option). The Series C Convertible Preferred Stock is convertible on a 1-to-1 basis into shares of Common Stock and has identical voting rights as the Company's Common Stock. Holders of the Series C Preferred Stock will be entitled to equivalent dividends and distributions as those paid on shares of Common Stock. In addition, the Series C Preferred Stock has a liquidation preference of $5.25 per share plus any declared but unpaid dividends before any payments are made to holders of Common Stock, in the event of liquidation, dissolution or winding up of the Company or if elected by a majority of the outstanding shares of the Series C Preferred Stock, upon the sale of all or substantially all of the assets of the Company or the merger of the Company into another entity.

         (C) On September 11, 1998, the Company entered into a merger agreement with CommHome Systems Corporation ("CommHome"), effective upon consummation of the Offering, pursuant to which the following CommHome stockholders exchanged all of the outstanding Common Stock of CommHome for 46,667 shares of Common Stock of the Company valued at $280,000:


                                                                Company
                                                               Shares of
                                                              Common Stock
                         Name                                   Received
                       ---------------                        ------------
                       Avi Fogel                                  23,876

                       Nachum Sadan                               14,470

                       Russell L. Rivin                            2,171

                       Robert Quinn                                2,171

                       David Chhoeum                               1,808

                       Uri Guttman                                 2,171


         In addition, in connection with the merger agreement, the Company assumed liabilities of CommHome on the effective date of the merger of approximately $200,000 which included $55,000 and $50,000 owed to Avi A. Fogel and Robert P. Olsen, respectively. Messrs, Fogel and Olsen received 9,167 and 8,333 shares, respectively, of the Company's Common Stock in full satisfaction of such indebtedness. Avi A. Fogel, President, Chief Executive Officer and a director of the Company, was also President, Chief Executive Officer and a director of CommHome and owned 51% of the outstanding shares of CommHome. Mr. Olsen, Vice President of Product Management of the Company, is the former Vice President of Marketing of CommHome.

         (D) On November 12, 1998, the Company's registration statement on Form SB-2, as amended (file number 333-59617), relating to the Offering was declared effective by the Commission. Whale Securities Co., L.P. acted as the underwriter in connection with the Offering which was consummated on November 17, 1998. In connection with the Offering, the Company registered, issued and sold 1,700,000 shares of Common Stock (excluding 255,000 shares of Common Stock subject to the underwriter's over-allotment option), at an initial public offering price of $6.00 per share resulting in proceeds to the Company (net of underwriting discount, commissions and other expenses payable by the Company) in the aggregate approximate amount of $8,000,000. Additionally, the Company registered 170,000 shares of Common Stock underlying warrants to purchase Common Stock sold by the Company to the underwriter for $100. The warrants are exercisable for a four-year period commencing on November 12, 1999 at a price of $9.30 per share.

         The Registration Statement was declared effective subsequent to the end of the nine month period ended September 30, 1998 for which this Quarterly Report on Form 10-QSB is being filed. Through the end of the nine month period ended September 30, 1998, the Company had incurred deferred costs relating to the Offering in the amount of $519,000. Such expenses related to legal, accounting, underwriting and registration fees. During the nine month period ended September 30, 1998, the Company did not receive, and as a result did not use, any proceeds from the Offering.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                (A) On July 8, 1998 and July 15, 1998, the holders of a majority of the issued and outstanding Common Stock acted pursuant to written Consent of Majority Stockholders of the Company.

                (B) Not applicable.

                (C) (i) On July 8, 1998, pursuant to a written consent, the holders of a majority of the issued and outstanding voting stock of the Company approved the Company entering into an Exchange Agreement with certain holders of outstanding warrants and options pursuant to which the Company issued an aggregate of 596,741 shares of its Common Stock in exchange for cancellation of outstanding warrants and options to purchase 789,521 shares of Common Stock of the Company.

                         (b) On July 15, 1998, pursuant to a written consent,
the holders of a majority of the issued and outstanding voting stock of the Company approved (i) a reverse split of the Company's issued and outstanding Common Stock at the rate of 1-for-1.61083 shares of Common Stock and (ii) an amendment to the Company's Stock Option Plan to provided for an increase to 750,000 shares of Common Stock, as to aggregate number of shares reserved for issuance upon exercise of options which may be covered under the Plan.

Item 5.  OTHER INFORMATION.

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         Exhibits

          The exhibits in the following table have been filed as part of this Quarterly Report on Form 10-QSB:

         Exhibit Number                    Description of Exhibit
         --------------                    ----------------------

              27                           Financial data schedule for
                                           nine month period ended
                                           September 30, 1998

         No reports on Form-8-K were filed during the nine months ended September 30, 1998.

                                   SIGNATURES

                In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           NETWORK-1 SECURITY SOLUTIONS, INC.


                           By:  /s/ Avi A. Fogel
                                ------------------------------------------------
                                Avi A. Fogel, President and Chief
                                Executive Officer
                                (Principal Executive Officer)


                           By:  /s/ Murray P. Fish
                                ------------------------------------------------
                                Murray P. Fish
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)


Date: December 24, 1998

                                  EXHIBIT INDEX


         Exhibit Number                    Description of Exhibit
         --------------                    ----------------------
              27                           Financial data schedule for
                                           nine month period ended
                                           September 30, 1998