Form 10KSB
period 1998-12-31
NETWORK 1 SECURITY SOLUTIONS INC
filed 1999-04-14
CIK 1065078

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998.

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ___________.

                         Commission File Number: 1-14896

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                 (Name of small business issuer in its Charter)

              Delaware                                      11-3027591
     (State or other jurisdiction                         (IRS Employer
         of incorporation)                            Identification Number)

                       1601 Trapelo Road, Reservoir Place
                          Waltham, Massachusetts 02451
                    (Address of Principal Executive Offices)

                   Issuer's telephone number : (781) 522-3400

         Securities registered under Section 12(b) of the Exchange Act:

         Title of each class           Name of each exchange on which registered
   Common Stock, $.01 par value                   Boston Stock Exchange

         Securities registered under Section 12(g) of the Exchange Act:

                                      None

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year:  $1,831,000.

         The aggregate market value of the Common Stock of the registrant held by non-affiliates as of March 10, 1999 was approximately $13,870,390 based on the average bid and asked prices for such Common Stock as reported on the Nasdaq SmallCap Market.


         The number of shares of Common Stock outstanding as of March 31, 1999 was 4,372,375.

         Documents Incorporated by Reference:  None

         Transitional Small Business Disclosure Format (Check One):
Yes [ ] No [X]

                                     PART I

         THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS CERTAIN STATEMENTS WHICH ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE SAFE HARBOR PROVISIONS OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO, RISKS ASSOCIATED WITH THE COMPANY'S FUTURE GROWTH AND OPERATING RESULTS, THE UNCERTAINTY OF MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS, TECHNOLOGICAL CHANGE, COMPETITIVE FACTORS AND GENERAL ECONOMIC CONDITIONS.

ITEM 1.  Description of Business


General

         Network-1 Security Solutions, Inc. (the "Company") develops, markets, licenses and supports a family of network security software products designed to provide comprehensive security to computer networks, including Internet based systems and internal networks and computing resources. The Company's CYBERWALLPLUS(TM) family of security software products enables an organization to protect its computer networks from internal and external attacks and to secure organizational communications over such internal networks and the Internet. The Company's CYBERWALLPLUS(TM) suite of products was first introduced in January 1999 and evolved from its prior FIREWALL/PLUS suite of security software products. The Company also offers its customers a full range of consulting services in network security and network design and support in order to build, maintain and enhance customer relationships and increase the demand for its software products.

         The CYBERWALLPLUS(TM) family of security solutions is designed to protect against Internet and Intranet based security threats and to address security needs that arise from within internal networks that often utilize other network transport protocols besides TCP/IP (the Internet network transport protocol) including, among others, Novell's IPX, Digital Equipment's DECnet and IBM's SNA. The Company's CYBERWALLPLUS(TM) family of network security products operates on the Microsoft Windows NT operating system platform. CYBERWALLPLUS'(TM) filter engine software technology, with its unique ability to handle and filter all commonly used network transport protocols, provides organizations with a highly secure and flexible security solution. Additionally, unlike most firewall solutions which focus on an enterprise's connection to the Internet, the CYBERWALLPLUS(TM) solution can be deployed throughout the enterprise; at the perimeter to control access to and from the Internet, between internal networks and on application servers and desktop PCs. FIREWALL/PLUS for Windows NT, the Company's predecessor product line to CYBERWALLPLUS(TM), received the 1997 Internet and Electronic Commerce Conference award for "Best Intranet Solution" and the 1997 Enterprisent Magazine Readers Choice Award for "Best NT Firewall."

         In a Windows NT based environment, it is typical for multiple network transport protocols to co-exist, as Windows NT comes pre-equipped with TCP/IP, IPX (Novell), NetBEUI (LAN Manager) and AppleTalk. In addition, certain applications require the use of non-TCP/IP protocols to operate between sub-networks within a network. The Company believes that multiple network transport protocols will remain prevalent in computing environments because of the large installed base of non-TCP/IP based computer systems and applications. As a result, the Company believes that its CYBERWALLPLUS(TM) technology offers significant advantages as a security product for computer networks because of its unique ability to filter all commonly used network transport protocols and reside in multiple locations throughout an organization's network.

         The Company is currently pursuing an aggressive growth strategy focusing its efforts on marketing its CYBERWALLPLUS(TM) family of network security products. Key elements of the Company's strategy are to:

- Provide comprehensive network security solutions by developing, marketing and supporting a family of network security products to address a broad range of security issues confronting computer networks and computing, including concerns arising from allowing access from the Internet as well as concerns relating to the security of internal networks.

- Emphasize internal network security because of the ability of CYBERWALLPLUS(TM) to filter a multitude of network transport protocols which are common in many organizations. The Company intends to devote a significant portion of its marketing budget for sales and marketing toward educating potential end users and third-party distributors as to the need to protect networks and computing resources from unauthorized access and attacks from within an internal network and the capabilities and benefits of the Company's products.

- Implement a marketing plan which includes a multi-channel distribution strategy which emphasizes establishing and maintaining third-party distributor relationships with systems integrators, VARs, OEMs and resellers in the United States and internationally.

- Increase sales of CYBERWALLPLUS(TM) by leveraging relationships with consulting clients.

         Since its inception, the Company has incurred significant losses. The future success of the Company is largely dependent upon its CYBERWALLPLUS(TM) family of software products achieving market acceptance. There can be no assurance that the Company will be able to successfully implement its marketing strategy, achieve significant market acceptance of its CYBERWALLPLUS(TM) products or achieve profitable operations.

         The Company was incorporated under the laws of the State of Delaware in July 1990. The Company's executive offices are located at 1601 Trapelo Road, Reservoir Place, Waltham, Massachusetts 02451 and its telephone number at that address is (781) 522-3400. The Company's web site can be found at http://www.network-1.com.


Industry Background

Network Security

         A critical resource of every organization is its information and its ability to distribute and access information throughout the enterprise. Computing has moved from large centralized mainframes to distributed client/server architecture consisting of interconnected personal computers dispersed throughout an organization. Organizations utilize local area networks ("LANs") to share information and applications internally. Many organizations have connected LANs, including geographically dispersed networks, into wide area networks ("WANs"). In addition, the explosive growth in telecommuting has resulted in LANs and WANs frequently being accessed from remote locations via traditional modem dial-up, Integrated Services Digital Network ("ISDN") and recently introduced cable modems and Asymmetric Digital Subscriber Line ("ADSL") modems. There is a growing use of establishing these remote connections to an organization's central resources, via Internet links, rather than through dedicated point-to-point connections.

         Although open computing environments have many business advantages, their accessibility makes an organization's critical software applications and electronically stored data vulnerable to security threats. Open computing environments are inherently complex, typically involving a variety of hardware, operating systems, network transport protocols and applications supplied by a multitude of vendors, making these networks difficult to manage, monitor and protect from unauthorized access or attack. The security risk associated with network computing is complicated by the increasing popularity of the Internet, Intranets and Extranets (Intranets which allow access to one or more users outside of the internal network). By connecting an internal private network to the Internet, unauthorized third parties are given a new means by which to access an organization's private network. The combination of TCP/IP with other commonly used network transport protocols within internal networks, increases the network security challenge because of the various avenues of attack available to both internal and external attackers.

         As a result of the explosive growth in network computing and Internet use, as well as use of Intranets and Extranets, protection of an organization's network and data has become a significant economic concern for businesses. According to the 1997 Annual Information Week/Ernst & Young LLP Information Security Survey of information technology managers and professionals, 42% of the respondents reported malicious acts from external sources, as compared to 16% in the prior year, and 43% of the respondents reported malicious acts by employees as compared to 29% in the prior year. According to FBI estimates, U.S. companies suffer estimated losses of $5 to $10 billion per year as a result of unauthorized access to information and data. According to the 1998 Computer Security Institute/FBI Computer Crime and Security Survey, 44% of the respondents reported unauthorized access by employees. The Company believes that securely segmenting internal network areas and computing resources from unauthorized access will become paramount to insuring the integrity of both the internal network and an organization's Intranet and Extranet resources.


Firewalls - Cyberwalls

         A firewall is a security solution that enables an organization to protect its computer resources from unauthorized access by internal and external users. Firewalls enforce security access control policies between a trusted network and an untrusted network. Only authorized traffic as defined by security policies is allowed access through the firewall. Firewalls are predominantly utilized today to provide security for a network's perimeter by preventing external breaches of the internal network (trusted network) from untrusted external sources (the public network).

         Due to the significant growth in Internet connections, a number of companies have introduced firewall products ("IP Firewalls") designed primarily to protect an internal network using TCP/IP as the network transport protocol from Internet based security threats or threats from within Intranets. IP Firewalls can also filter other network transport protocols used specifically with the IP routing protocol (such as UDP and ICMP). In addition, a limited number of IP Firewalls have limited filtering capabilities for a small number of non-IP based network transport protocols.

         Firewalls may also serve to provide access control between individual sub-networks on an internal network or to control access between an internal network and a selected outside party authorized to have access to the internal network for limited purposes. IP Firewalls can accomplish this task to the extent that TCP/IP is the network transport protocol being used within an internal network as is the case with Intranets and Extranets. To the extent other network transport protocols are utilized within such an internal network, IP Firewalls will disallow all data utilizing any such network transport protocol from passing through the firewall, thereby denying access entirely to a party which is intended to have such access. This reduces the effectiveness of IP Firewalls in a multi-protocol networked environment.

         In January 1999, the Company introduced a new suite of advanced firewalls or "cyberwalls" which are specifically designed for use in multi-protocol Internet, Intranet, Extranet and Virtual Private Network (VPN) environments. The term "cyberwalls" was introduced in an Aberdeen Group report, issued in January 1999, entitled "Cyberwalls: Network Security for an Interconnected World". Cyberwalls, based on an expansion of firewall security model, are a response to the increasing need for internal as well as external network security. Unlike IP firewalls which typically reside at an organizations perimeter and filter only the IP protocol, cyberwalls can reside anywhere on the enterprise network and filter all commonly used network transport protocols.

         The Company's CYBERWALLPLUS(TM) family of security solutions is designed to address security needs that arise from within internal networks utilizing non-TCP/IP network transport protocols, including Novell's IPX, Digital Equipment Corporation's DECnet and IBM's SNA, as well as to protect against TCP/IP based Internet and Intranet security threats addressed by IP Firewalls. The Company's CYBERWALLPLUS(TM) suite of products consists of a cyberwall designed to control access to an organization's internal network from the public networks (the "CYBERWALLPLUS(TM) - IP EDITION"), a cyberwall controlling access between internal networks (the "CYBERWALLPLUS(TM) - AP EDITION"), a cyberwall controlling access between the network and a trusted server (the "CyberwallPLUS(TM)-SV EDITION" with shipments targeted by the end of the second quarter 1999), and a cyberwall providing encrypted connections between an organization's geographically dispersed facilties, via the public Internet ("CYBERWALLPLUS(TM)-VPN EDITION" - with shipments targeted by third quarter 1999).

         The Company believes that securely segmenting internal network areas and computing resources from unauthorized access will become paramount to insuring the integrity of both the internal network and an organization's Intranet and Extranet resources. The Company further believes that multiple network transport protocols will remain prevalent in computing environments because of the large installed base of non-IP based computer systems and applications. The CYBERWALLPLUS(TM) security solution is positioned to address the security issues faced by enterprises with multi-protocol networking environments seeking to prevent unauthorized access and attacks from the Internet, Intranets and Extranets and internal networks using network transport protocols other than TCP/IP.


CYBERWALLPLUS(TM) Technology

         The Company's network security solutions are based upon its proprietary CYBERWALLPLUS(TM) technology which provides organizations with enterprise wide security to protect against unauthorized access from the Internet as well as security for internal sources of intrusion and breach. The following are key aspects of the Company's CYBERWALLPLUS(TM) solution:

         Enterprise-Wide Deployment. Unlike most firewall solutions which focus on an enterprise's connection to the Internet, the CYBERWALLPLUS(TM) solution, as a result of its unique architecture, may be used throughout the enterprise; at the perimeter to control access to and from the Internet, between internal networks and on application servers, including web servers, and desktop PCs to protect data residing on such servers and PCs. While firewall solutions must be installed on dedicated computers, CYBERWALLPLUS(TM) can operate on a Windows NT workstation or server without interfering with the normal operation of such desktop computer or server. As a result, the CYBERWALLPLUS(TM) security solution can be installed on existing strategic computing resources within the enterprise without incurring the expense of additional computing hardware.

         Multi-Layer Security. The architecture of Windows NT includes two operating modes, the "user" and "kernel" modes. The CYBERWALLPLUS(TM) filter engine is implemented in kernel mode to maximize performance and to provide maximum security from network intrusion to the operating system environment. Using proprietary kernel-level software code developed by the Company, CYBERWALLPLUS(TM)' Interceptor Shim and security filter engine technology introduce a security layer between the network hardware drivers and the Windows NT operating system. CYBERWALLPLUS(TM) filters all network traffic before it reaches Windows NT. Incoming data packets enter the network through the network interface card and its associated hardware driver and are immediately passed to the Interceptor Shim, which directs them to the CYBERWALLPLUS(TM) filter engine. The filter engine, using a proprietary high-speed, real-time security policy enforcement language, checks the packet and associated packet history against the security rule policy database to determine whether the packet should be allowed to enter the system. The Company believes that CYBERWALLPLUS(TM)' multi-layer approach to security strengthens Windows NT by providing a layer of security that filters packets before entering the Windows NT operating system.

         Advanced Filtering System. The Company's CYBERWALLPLUS(TM) family of products includes an advanced filtering system which currently utilizes stateful packet inspection and filtering technology to provide security for TCP/IP related network transport protocols and applications. Stateful filtering involves the knowledge of states of protocols at specific transaction intervals during the network connection between two communicating applications between specific systems. Transaction states occur at routing, transport, session control and application layers when two programs interoperate with each other over a computer network connection. When these states are defined to CYBERWALLPLUS(TM), CYBERWALLPLUS(TM) can take actions on conditions that violate the required or expected stateful actions of one or a simultaneous series of protocols. Most firewalls have been based upon architectures incorporating either packet filtering or proxy filtering. CYBERWALLPLUS(TM) adopts a hybrid approach which incorporates frame, packet, application layer, proxy and stateful inspection capabilities in the security management of network connections. The Company believes that this hybrid approach allows the Company to offer a cyberwall product that maximizes security without sacrificing performance.

         Multi-Protocol Capability. A unique aspect of CYBERWALLPLUS(TM) is its ability to provide multi-protocol filtering not available from network security products offered by other firewall vendors. CYBERWALLPLUS(TM) has the advantage of filtering not only TCP/IP, but also a multitude of other network transport protocols. The Company believes that the ability of CYBERWALLPLUS(TM) to filter multiple network transport protocols offers significant advantages as a security product for internal networks where multiple network transport protocols are common. CYBERWALLPLUS(TM) is capable of utilizing stateful inspection technology for numerous network transport protocols once the various "states" of such protocols are defined to CYBERWALLPLUS(TM). The states of TCP/IP and several other of the more commonly used protocols are capable of being defined. For those protocols not capable of being defined, CYBERWALLPLUS(TM) performs frame, packet and application filtering. In a Windows NT based environment, it is typical for all commonly used multiple network transport protocols to co-exist, as Windows NT comes pre-equipped with TCP/IP, IPX (Novell), NetBEUI (LAN Manager) and AppleTalk. In addition, certain applications require the use of non-TCP/IP protocols to operate between sub-networks on a network. CYBERWALLPLUS'(TM) multi-protocol filtering capability is effective in supporting web servers on the Internet, Intranets and Extranets and other information provision systems that access information stored on mainframe computers via non-IP protocols. While some commercially available routers allow basic packet filtering for multiple network transport protocols, the Company believes its multi-protocol advanced filtering capabilities offer superior features to routing solutions such as a graphical user interface, extensive logging, reporting and alarming and security policy time management.

         Transparency. CYBERWALLPLUS(TM) may be operated in a transparent mode. In this mode, CYBERWALLPLUS(TM) has no network address (i.e. it is not visible on the network) and therefore can not be identified for attack. The Company believes that this feature provides additional security to the operating system because when a firewall has a network address, it can be located and is more susceptible to attack. CYBERWALLPLUS(TM) provides firewall protection while operating in transparent mode, except that certain features such as remote management, proxy support and virtual private networking are not functional.

         Centralized Management. CYBERWALLPLUS(TM) permits for centralized management and monitoring that allows a network manager to manage and monitor a system from a local or remote location. Accordingly, large and geographically dispersed cyberwalls may be managed from a single location.

         Customized Security Policies. CYBERWALLPLUS(TM) also allows customized security policies for individual departments, applications and individual systems and personnel within the network. Network managers may apply security rules to any version of the CYBERWALLPLUS(TM) products so that individual systems, protocols, applications, frames and many other network entities are either explicitly denied or authorized access to specific applications and other network entities.

         Multi-Protocol Encryption Tunnels. Once firewalls are in place at multiple sites on a WAN or the Internet, the ability to establish encrypted communications links over these connections becomes possible, thereby reducing reliance on more costly dedicated telecommunications alternatives. CYBERWALLPLUS(TM) provides for integrated data encryption to protect communications over the Internet and other public networks from unauthorized access. Encryption tunnels, known as virtual private networks ("VPNs"), may be set up for any Windows NT based protocol to protect communications between different locations of an organization's internal network or between different locations and selected customers, suppliers or strategic partners. CYBERWALLPLUS(TM) extends this ability such that VPNs may be formed between locations across the Internet irrespective of the transport protocol being tunneled.

         Ease of Use. CYBERWALLPLUS(TM) was designed to be easily installed, configured and managed by a network or system manager with minimal or no security skills. CYBERWALLPLUS(TM) may be installed and configured by use of the graphical user interface ("GUI") by simply pointing and clicking the mouse. To facilitate implementation, CYBERWALLPLUS(TM) comes pre-programmed with a wide variety of frequently used default security policies which require the customer to simply select one of the rule-bases and save the selection. CYBERWALLPLUS(TM) does not utilize significant server resources and may therefore co-exist on the same server with other software applications on Windows NT. Unlike many other competitive firewall products offered today, CYBERWALLPLUS(TM) need not run on a separate dedicated server.

Products

         In January 1999, the Company introduced a family of CYBERWALLPLUS(TM) products which offers a broad range of network security solutions. The CYBERWALLPLUS(TM) family of products includes the CYBERWALLPLUS(TM)-AP Edition and CYBERWALLPLUS(TM)-IP Edition which are currently shipping. The CYBERWALLPLUS(TM)-SV (Server Edition) and CYBERWALLPLUS(TM)-VPN Edition are targeted to be available in the second and third quarters of 1999, respectively. Through the first quarter of 1999 the Company shipped its predecessor product line, FIREWALL/PLUS Version 4.03. The Company first introduced the FIREWALL/PLUS Enterprise Edition for Windows NT in January 1997. As of December 31, 1998, the Company had licensed one or more of its FIREWALL/PLUS family of software products to over 200 customers. Revenue from FIREWALL/PLUS products accounted for 60% and 22% of the Company's revenues for the years ended December 31, 1997 and 1998 respectively. The Company anticipates that sales of its CYBERWALLPLUS(TM) products will account for an increasing percentage of revenues, reflecting the Company's emphasis on the development and marketing of its software products.

         CYBERWALLPLUS(TM) - AP. Using CYBERWALLPLUS(TM) - AP (for any Protocol), departmental networks and other internal network domains may be securely interconnected by an organization's multi-protocol backbone network. The AP Edition of CYBERWALLPLUS(TM) supports any protocol-including proprietary protocols that may exist in financial, manufacturing, power utility or airline networks. The Company's unique Adaptive Security Engine allows the easy addition of such proprietary protocols to the cyberwall's security rules and policies. The AP product operates in a Windows NT operating environment running on Intel -Pentium or Compaq - Alpha platforms. Prices depend on configuration and start at U.S. list $4,995.

         CYBERWALLPLUS(TM) - SV. While the Windows NT environment provides needed access to network resources, the operating system is not specifically designed for network security. Industry concern over limitations in Windows NT security is well documented. Systems administrators have been required to work around the limited network security controls within Windows NT to build access control policies, increasing the likelihood of mis-configuration and exposure to network attack. Because the server-based CYBERWALLPLUS(TM)-SV operates in the kernel of the operating system, network administrators have, for the first time, an easy-to-use, flexible environment to implement powerful security measures that are not constrained by Windows NT limitations. In addition, CYBERWALLPLUS(TM)-SV adds robust server-based security capabilities that are not currently provided within the Windows NT environment, including stateful packet inspection, protocol and address filtering for any protocol (including IP, IPX, AppleTalk, and NetBEUI that ship with Windows NT), built-in network intrusion detection, and audit logging. These powerful features not only protect servers from unauthorized network access, but also detect suspicious activity and prevent malicious "denial of service" network attacks. And, unlike the patchwork of single-purpose network security utilities available in the UNIX environment today, CYBERWALLPLUS(TM)-SV integrates all of its security offerings into a single, easy-to-use application, making the configuration of security policies on Windows NT far less error-prone than its UNIX counterparts. The product is scheduled to commence customer shipments in the second quarter of 1999 and is priced at $1,995.

         CYBERWALLPLUS(TM) - VPN. A new, multi-protocol network-to-network Virtual Private Network (VPN) tunneling product that allows secure use of the Internet or a private TCP/IP wide-area-network as a communications pipe for non-IP protocols, interconnecting an organiztion's geographically-dispersed facilities. This is accomplished by using a TCP/IP backbone, such as the Internet, to tunnel encrypted, business critical information, based on both IP and non-IP protocols (Novell IPX, DECnet, SNA, AppleTalk, etc.) between an organization's different locations. CYBERWALLPLUS(TM) - VPN provides a secure network connection and can also serve as an IP firewall or work in conjunction with any existing commercial IP firewall the user organization may have already installed, adding the ability to secure non-IP traffic. CYBERWALLPLUS(TM) - VPN operates in a Windows NT operating environment running on Intel - Pentium or Compaq-Alpha platforms. North American pricing of the product starts at U.S. $5,995. The product is targeted to ship to customers by the third quarter of 1999.

         CYBERWALLPLUS(TM) - IP. Rounding out the CYBERWALLPLUS(TM) products is a traditional IP perimeter firewall. The product operates in a Windows NT operating environment, running on Intel - Pentium or Compaq - Alpha platforms and provides high performance, ease-of-use and support for "stealth" operations. A fully functional 14-day evaluation copy of the product may be downloaded from the Company's web site. Depending on configuration, pricing for the IP product starts at U.S. $1,995.

Customers

         The Company's customers represent a wide range of industries, both commercial and government, which consider networked-data resources to be among the most important assets within their organizations. As of December 31, 1998, the Company had licensed one or more of its network security products to over 200 customers. Customers for FIREWALL/PLUS and CYBERWALLPLUS(TM) products include The Sabre Group Inc., Electronic Data Systems Corporation ("EDS"), TRW, Inc., United Technologies, Inc., National Semiconductor Corp., Fairchild Semiconductor, Atlantic Richfield Company and related entities ("ARCO"), GTE, Inc., and Continental Airlines. During the year ended December 31, 1997, license revenues and royalties from TIS and EDS accounted for approximately 21% and 13% of the Company's revenues, respectively. During the year ended December 31, 1998, license revenues from EDS and The Sabre Group, Inc. accounted for 7% and 4% of the Company's revenues, respectively.

         The Company believes that the CYBERWALLPLUS(TM) security solution is a scaleable product which satisfies customers' needs to secure the perimeter and internal resources within their organizations. The Company further believes that currently available IP Firewalls are not as flexible with respect to both internal and external security as the CYBERWALLPLUS(TM) solution.

         During the years ended December 31, 1997 and 1998, license revenue from international customers (licenses to foreign end users and international distributors) accounted for 16% and 2% of the Company's revenues, respectively. All of the Company's revenues from international licenses were denominated in U.S. dollars. The Company anticipates that revenues from international customers will account for an increasing percentage of the Company's revenues in the future.


Sales and Marketing

         The Company is in the process of implementing a sales and marketing plan which consists of a multi-channel distribution strategy and a promotion strategy to create consumer awareness of the Company and its CYBERWALLPLUS(TM) products and to educate the market about the need to implement network security products and of the capabilities and benefits of the Company's CYBERWALLPLUS(TM) products.

Multi-Channel Distribution

         In-House Sales Force. The Company's internal sales force consists of eight persons, consisting of a Vice President of North American Sales & International Sales, a Vice President of Professional Services, two sales representatives, a telesales representative and two sales engineers. The Company's sales representatives are responsible for soliciting potential customers and providing technical support to customers, as well as supporting third-party distribution channels. To date, the Company's internal sales force has not undertaken significant marketing efforts relating to product commercialization.

         The Company intends to hire approximately 7 additional sales representatives in connection with the expansion of the Company's sales efforts. Although the Company's in-house sales force will continue to solicit potential customers, its primary responsibility is expected to be supporting third-party distribution channels.

         Third-Party Distribution Channels. A key element of the Company's distribution strategy is to establish and maintain relationships with third-party distributors within the United States and internationally. By engaging such third-party distributors, the Company is able to utilize the end-user sales and support infrastructure of these channels.

         The Company currently has relationships with 22 national, regional and local systems integrators, VARs and resellers in the United States, including EDS, Wang Laboratories, Inc. and BDM International, Inc. In November 1997, the Company entered into a Master Software License Agreement with EDS pursuant to which EDS has the non-exclusive right on a worldwide basis to use, market and distribute the Company's FIREWALL/PLUS family of products (and subsequently the CYBERWALLPLUS (TM) products) including the right to promote and resell such products in conjunction with providing systems integration, outsourcing or facilities management services to its customers. The Company also currently has relationships with international system integrators, VARs, resellers and distributors in 25 countries, including Japan, Germany, Canada, United Kingdom, Republic of China, Spain, the Netherlands, Hong Kong, Russia, Taiwan, Korea, Singapore, Malaysia, Indonesia, Thailand, Belgium, Switzerland and South Africa.

         The Company's agreements with distributors generally grant the distributor the right to market the Company's products in specified territories on a non-exclusive basis, are terminable on short notice and do not prohibit the distributor from selling products that are competitive with the Company's products.

         The Company intends to continue to seek to establish relationships with additional third-party distributors, large system integrators and VARs with the necessary resources to successfully distribute the Company's CYBERWALLPLUS(TM) products. For the year ended December 31, 1997, TIS, EDS and ARCO accounted for 21%, 15%, and 13%, respectively, of the Company's revenues and for the year ended December 31, 1998, The City of Hope, Fluor Daniel, Inc. and EDS accounted for 30%, 20% and 14%, respectively, of the Company's revenues. The Company's five largest distributors accounted for an aggregate of approximately 28% and 24% of the Company's revenues for the year ended December 31, 1997 and the year ended December 31, 1998, respectively.

         The Company also seeks to enter into OEM or licensing arrangements whereby the Company grants to an OEM or other third party the right to incorporate and/or bundle a specific technology of the Company with the OEM's or other third-party's products. In June 1997, the Company entered into a license agreement with TIS, which was subsequently acquired by Network Associates, Inc., pursuant to which the Company licensed to TIS on a non-exclusive basis the right to incorporate and/or bundle the Company's Interceptor Shim software with the TIS family of Gauntlet(TM) firewall products. The Company received a $500,000 non-refundable pre-paid royalty in June 1997. As a result of such pre-paid royalty, royalties from TIS accounted for 21% of the Company's revenues for the year ended December 31, l997. In October 1998, Network Associates, Inc. (which acquired TIS) terminated the license agreement effective December 31, 1998. The Company expects that its arrangements with third-party distributors and OEMs will account for an increased percentage of its revenues in the future.

Advertising and Promotion

         The Company is implementing an advertising and promotion strategy to create consumer awareness of the Company and its CYBERWALLPLUS(TM) products and to educate the market about network security threats and CYBERWALLPLUS'(TM) ability to address customer needs. Prior to January 1999, the Company engaged in limited advertising and promotion of its products through its web site, trade publications and published product reviews. The Company advertises and promotes its products through print advertising, Internet web site advertising, direct marketing efforts and participation in trade shows and seminars which target organization security and management information system administrators and network system integrators.

         The Company's web site, http://www.network-1.com, includes a description of the Company's CYBERWALLPLUS(TM) family of products and enables visitors to the site to download a 50-session CYBERWALLPLUS(TM) for a 14-day trial. The Company continues to add content to the web site, such as product information including a user guide, network security industry information and additional content specific to distributors and end users, improved download capabilities for the trial version and enable purchases via the web site.


Professional Services

         The Company has designed, planned, audited and implemented numerous networks worldwide for a broad spectrum of clients, including Fortune 500 companies, small companies with modest requirements, federal, state and foreign governments and utilities, as well as education and research institutions. Mr. William Hancock, the Company's Chief Technology Officer and a director, is an industry expert who has authored networking and security books and has been a featured columnist as well as a network and security editor for a number of industry journals. The Company intends to expand its consulting activities by utilizing the expertise of Mr. Hancock to create opportunities for consulting through speaking engagements at industry conferences, seminars and trade shows.

         Historically, the Company has offered a wide range of consulting services designed to provide solutions to networking and security problems. Such consulting services have included network surveys, network designs and traffic modeling, security penetration studies, security breach investigation, network and computer forensics services, hacker prosecutions (in connection with federal and local law enforcement agencies) and network security technical audits among other services. The Company generally provides its consulting clients with a comprehensive report containing detailed findings and recommendations. The Company offers its consulting services on a per hour or per project basis.

         The Company's consulting clients have included, among others, EDS, MCI Communications Corp., Kraft General Foods, Inc., The City of Hope, Alcoa Aluminum Company of America, TIA-CREF, Southwestern Bell Telephone Co., Chemical Bank Corp., Hewlett Packard Co., American Airlines, Inc., Bechtel Corporation, ARCO, United Technologies Sikorsky Aircraft, Bowne, Inc., and the U.S. Government, including The Environmental Protection Agency.

         Consulting services generated 25% and 62% of the Company's revenues for the years ended 1997 and 1998, respectively. Consulting revenues from ARCO accounted for 9% of the Company's revenues for the year ended December 31, 1997 and consulting revenues from The City of Hope and Fluor Daniel, Inc. accounted for 29% and 20% of the Company's revenues for the year ended December 31, 1998. The Company expects that consulting services will account for an increasing dollar amount but a decreasing percentage of revenues as the Company continues to focus its efforts on developing and marketing its network security software products.


Customer Service and Support

         The Company believes that customer service and support is critical to retaining customers and attracting prospective customers. The Company provides customer service and support through its internal technical support staff of 5 persons located at its Grand Prairie, Texas office. Customers receive a 90-day warranty on media. To date, the Company has not incurred any material warranty expense. Customers receive telephone presale support. Customers can elect to purchase the Company's annual maintenance program at an average annual cost of 15% of the then current purchase price which includes technical assistance and product updates. The maintenance program includes technical assistance and support, product updates and general information relating to product introductions and changes. Technical support is available 24 hours a day, 7 days a week, by telephone and electronic mail. In addition, the Company provides customers with fee-based on-site installation, support and training. The Company provides its resellers with sales and technical support.

Product Development

         The Company believes that development of new products and enhancements to existing products are essential for the Company to effectively compete in the network security market. The Company's product development efforts are directed toward enhancing its CYBERWALLPLUS(TM) family of security products, developing new products and responding to emerging industry standards and other technological changes. The Company intends to introduce new application products for the network security market. The Company's new product development efforts are focused on enhancements to the Company's current suite of products and new network security products, including products that support Windows 95/98 operating systems. While the Company expects that certain of its new products will be developed internally, the Company may, based on timing and cost considerations, expand its product offerings through acquisitions. In addition, the Company has relied and will continue to rely on external development resources for the development of certain of its products and components.

         The Company currently has eleven employees devoted to research and product development. Historically, a substantial portion of the Company's research and development activities have been undertaken by engaging third-party consultants and independent contractors. Currently all development activities are being done by employees. During the years ended December 31, 1997 and 1998, the Company's total product development costs, including capitalized costs, were $1,642,000 and $864,000, respectively.

         The Company intends to hire additional software engineers and developers on a full-time basis during 1999 and has allocated approximately $1,300,000 of the proceeds from its public offering to software development.

         The network security industry is characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements, new and continuously evolving network security threats and attack methodologies and evolving industry standards in computer hardware and software technology. As a result, the Company must continually change and improve its products in response to such advances and changes in operating systems, application software, computer and communications hardware, networking software, programming tools and computer language technology. The introduction of products embodying new technologies and the emergence of new industry standards may render existing products obsolete or unmarketable.

         The Company's future operating results will depend upon the Company's ability to enhance its current products and to develop and introduce new products on a timely basis that address the increasingly sophisticated needs of the marketplace and that keep pace with technological developments, new competitive product offerings and emerging industry standards. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements that respond to technological change and evolving industry standards and customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that any new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. In the event that the Company does not respond adequately to the need to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely affected.


Competition

         The network security market in general, and the firewall-cyberwall product market in particular, is characterized by intense competition and rapidly changing business conditions, customer requirements and technologies. The Company believes that the principal competitive factors affecting the market for network security products include security effectiveness, name recognition, scope of product offerings, product features, distribution channels, price, ease of use and customer service and support. Currently, the Company's principal competitors include AXENT Technologies Inc., Bay Networks, Inc. (a subsidiary of Northern Telecom Limited), CheckPoint Software Technologies, Ltd., Cisco Systems, Inc., Compaq Computer Corporation, Cyberguard Corp., International Business Machines Corporation, ISS Group, Inc., Lucent Technologies Inc., Microsoft Corporation, Network Associates, Inc. and Secure Computing Corporation. Due to the rapid expansion of the network security market, the Company may face competition from new entrants.

         Most of the Company's current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and possess substantially greater financial, technical and marketing and other competitive resources than the Company. As a result, the Company's competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the promotion and sale of their products than the Company. While the Company believes that its CYBERWALLPLUS(TM) products do not compete against manufacturers of other types of security products (such as encryption and authentication products), there can be no assurance that potential customers will not perceive the products of such other companies as substitutes for the Company's products. In addition, certain of the Company's competitors may determine for strategic reasons to consolidate, to substantially lower the price of their network security products or to bundle their products with other products, such as hardware or other enterprise software products. Accordingly, it is possible that new competitors and alliances among competitors may emerge and rapidly acquire significant market share. There can be no assurance that the Company's current and potential competitors will not develop products that may be more effective than the Company's current or future products or that the Company's products would not be rendered obsolete or less marketable by evolving technologies or changing consumer demands or that the Company will otherwise be able to compete successfully. Increased competition for firewall - CYBERWALLPLUS(TM) products may result in price reductions, reduced gross margins and adversely effect the Company's ability to gain market share, any of which would adversely effect the Company's business, operating results and financial condition.

Proprietary Rights

         The Company's success is substantially dependent on its proprietary technologies. The Company does not hold any patents and relies on copyright and trade secret laws, non-disclosure agreements with employees, distributors and customers, including "shrink wrap" license agreements that are not signed by the customer, and technical measures to protect the ideas, concepts and documentation of its proprietary technologies and know-how to protect its intellectual property rights. Such methods may not afford complete protection, and there can be no assurance that third parties will not independently develop substantially equivalent or superior technologies or obtain access to the Company's technologies, ideas, concepts and documentation. In addition, there can be no assurance that any confidentiality agreements between the Company and its employees, distributors or customers will provide meaningful protection for the Company's proprietary information in the event of any unauthorized use or disclosure. Any inability to protect its proprietary technologies could have a material adverse effect on the Company. Furthermore, the Company may be subject to additional risk as it enters into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protection of the Company's rights may be ineffective in such countries.


         The Company has applied for a U.S. trademark registration for the CYBERWALLPLUS(TM). Although the Company is not aware of any challenges to the Company's rights to use this trademark, there can be no assurance that the use of this mark would be upheld if challenged.

         Although the Company believes that its technologies and products have been developed independently and do not infringe upon the proprietary rights of others, there can be no assurance that the Company's technologies and products do not and will not so infringe or that third parties will not assert infringement claims against the Company in the future. The Company is not aware of any patent infringement charge or any violation of other proprietary rights claimed by any third party relating to the Company or the Company's products. In response to certain public statements made by CheckPoint Software Technologies, Ltd. related to a patented technology referred to as "stateful inspection" (the "Checkpoint Patent"), the Company retained patent counsel in April 1997 to review the Checkpoint Patent as compared to the Company's intellectual property and associated products. Based upon the opinion of the Company's intellectual property counsel, the Company does not believe that the CheckPoint Patent will have a material adverse effect on the Company. If, however, the Company's technologies or products were deemed to infringe upon the Checkpoint Patent, or if the Company's technologies or products were deemed to infringe upon the proprietary rights of other third parties, the Company could become liable for damages or be required to modify its products or to obtain a license.

         As the number of security products being offered continue to increase, the functionality of such products may further overlap, which could result in increased infringement claims by software developers, including infringement claims against the Company with respect to future products. There can be no assurance that the Company would be able to modify its products or obtain a license in a timely manner, upon acceptable terms and conditions, or at all, or that the Company will have the financial or other resources necessary to defend a patent infringement or other proprietary rights infringement action. Failure to do any of the foregoing could have a material adverse effect on the Company, including possibly requiring the Company to cease marketing its products.


CommHome Systems Corporation Acquisition

         On November 17, 1998, the Company acquired CommHome Systems Corporation ("CommHome"), pursuant to which the CommHome stockholders exchanged all of the outstanding common stock of CommHome for 46,667 shares of Common Stock of the Company valued at $280,000. In connection with the acquisition, the Company assumed approximately $185,000 of liabilities of CommHome, which included $55,000 and $50,000 owed to Avi A. Fogel and Robert
P. Olsen, respectively. Messrs. Fogel and Olsen accepted 9,167 and 8,333 shares of Common Stock, respectively, in full satisfaction of such indebtedness. Mr. Fogel, President, Chief Executive Officer and a director of the Company, was also President, Chief Executive Officer and a director of CommHome and owned 51% of the outstanding shares of CommHome. Mr. Olsen, Vice President of Product Management of the Company, is the former Vice President of Marketing of CommHome.

         CommHome, a development stage company, had not achieved revenues from operations. At June 30, 1998, CommHome had a stockholders' deficiency of $189,000 and an accumulated deficit of $189,000. Upon consummation of the CommHome Acquisition, the Company incurred a charge for purchased research and development of $469,000, representing the excess of the purchase price plus the assumed liabilities over the fair value of the tangible assets acquired of $1,000.

         CommHome was engaged in the design and development of residential networking solutions for high speed Internet access to the home. CommHome's designs are intended to provide easy access to the Internet throughout the home. These solutions include secure connections to high speed networking technologies, such as ADSL and cable modem technology, and easy distribution at all phone connections. It is currently expected that CommHome's designs will be incorporated into the Company's future security products.


Employees

         As of March 26, 1999, the Company had 36 full time employees, including 10 in sales and marketing, 11 in product research and development, 10 in consulting and technological support and 5 in administration and finance. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company has not experienced any work stoppages and considers its relationship with its employees to be good.

         Competition with respect to the recruitment of highly qualified personnel in the software industry is intense and many of the Company's competitors have significantly greater resources than the Company. The Company's ability to attract and assimilate new personnel will be critical to the Company's performance and there can be no assurance that the Company will be successful in attracting or retaining the personnel it requires to enhance its products, develop new products and conduct its operations successfully.

ITEM 2. Description of Property

         The Company currently subleases approximately 9,000 square feet of office space in Waltham, Massachusetts, for its principal executive offices. The lease expires August 31, 2001, and requires the Company to make payments of approximately $20,000 per month over the term of the lease. The Company's technical support, warehouse and distribution facilities are located in Grand Prairie, Texas, where the Company leases approximately 7,500 square feet of space pursuant to a written lease which expires on July 31, 1999 and the Company pays a rent of $4,500 per month.


ITEM 3. Legal Proceedings

         None

ITEM 4. Submission of Matters to a Vote of Security Holders

         (A) On October 28, 1998, the holders of a majority of the issued and outstanding voting stock acted pursuant to written consent of the majority stockholders of the Company.

         (B) The following directors were elected to serve as members of the Board of Directors, to serve until the next annual meeting of stockholders and the election and qualification of their successors:

                                    Avi A. Fogel
                                    Corey M. Horowitz
                                    William Hancock
                                    Marcus J. Ranum
                                    Barry Rubenstein
                                    Irwin Lieber

         (C) On October 28, 1998, pursuant to a written consent, the holders of a majority of the issued and outstanding voting stock of the Company (i) elected the directors set forth in (B) above and (ii) approved an amendment to the Company's Stock Option Plan to provide for an increase to 1,050,000 shares of the Company's Common Stock, as to the aggregate number of shares reserved for issuance upon exercise of options issued under the Plan.


                                     Part II

ITEM 5. Market for Common Equity and Related Stockholder Matters

         Market Information. The Common Stock has traded since November 12, 1998 on the NASDAQ SmallCap Market under the symbol "NSSI." The following table sets forth, for the periods indicated, the range of the high and low bid prices for the Common Stock as reported on NASDAQ. Such prices reflect inter-dealer quotations, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                                        HIGH          LOW
                                                                                        ----          ---
YEAR ENDED DECEMBER 31, 1998

Fourth Quarter
(commencing November 12, 1998)..................................................        $7.25        $6.50


YEAR ENDED DECEMBER 31, 1999

First Quarter
(through March 15, 1999)........................................................         $8.00       $6.25


         On April 9, 1999, the last sale price for the Common Stock as reported on NASDAQ was $6.375 per share. The number of record holders of the Company's Common Stock was 79 as of March 19, 1999. The Company believes that there are in excess of 400 beneficial owners of its Common Stock.

Dividend Policy. The Company has never declared or paid any cash dividends on its Common Stock and does not intend to declare or pay cash or other dividends in the foreseeable future. The Board of Directors currently expects to retain any future earnings for use in the operation and expansion of its business. The declaration and payment of any future dividends will be at the discretion of the Board of Directors and will depend upon a variety of factors, including future earnings, if any, operations, capital requirements, the general financial condition of the Company, the preferences of any series of Preferred Stock which may be designated in the future, the general business conditions and future contractual restrictions on payment of dividends, if any.

Recent Sales of Unregistered Securities. On December 31, 1998 the Company issued 3,889 shares of Common Stock to High Tech Ventures in consideration for executive recruiting services. On January 13, 1999, the Company issued 5,855 shares to Robert Russo, Vice President of Professional Services, in consideration for satisfaction of accrued salary of $31,615 due Mr. Russo. In issuing the securities described above, the Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof and Regulation D promulgated thereunder.

Use of Proceeds. On November 12, 1998, the Company's registration statement on Form SB-2, as amended (file number 333-59617), relating to its initial public offering (the "Offering") was declared effective by the Securities and Exchange Commission. Whale Securities Co., L.P. acted as the underwriter in connection with the Offering which was consummated on November 17, 1998. In connection with the Offering, the Company registered, issued and sold 1,700,000 shares of Common Stock (excluding 255,000 shares of Common Stock subject to the underwriter's over-allotment option which was not exercised), at an initial public offering price of $6.00 per share resulting in net proceeds of $7,931,000, after payment of underwriting discounts and commissions and offering expenses of $2,269,000. Additionally, the Company registered

170,000 shares of Common Stock underlying warrants to purchase Common Stock sold by the Company to the underwriter for $100. The warrants are exercisable for a four-year period commencing on November 12, 1999 at a price of $9.30 per share. Since November 17, 1998 (the date of consummation of the Offering) through December 31, 1998, the Company used the net proceeds of the Offering as follows:
$423,000 for sales and marketing, $184,000 for software development, $532,000 for payment of past due trade payables, $585,000 for repayment of outstanding indebtedness (including $132,000 for repayment of indebtedness to officers, directors and 10% or more stockholders and affiliates) $109,000 for purchase of computer equipment and $380,000 for working capital and general corporate purposes.

ITEM 6. Management's Discussion and Analysis or Plan of Operation

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS FORM 10-KSB. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, RISKS ASSOCIATED WITH THE COMPANY'S FUTURE GROWTH AND OPERATING RESULTS, THE UNCERTAINTY OF MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS, THE COMPANY'S ABILITY TO ESTABLISH AND MAINTAIN DISTRIBUTION CHANNELS FOR ITS PRODUCTS, TECHNOLOGICAL CHANGE, COMPETITIVE FACTORS AND GENERAL ECONOMIC CONDITIONS. BECAUSE SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.


Overview

         The Company develops, markets, licenses and supports a family of network security software products designed to provide comprehensive security to computer networks, including Internet based systems and internal networks and computing resources. The Company also offers to its customers a full range of consulting services in network security, network design and support. From inception (July 1990) through December 31, 1994, the Company was primarily engaged in providing consulting and training services. In 1995, the Company began to shift its focus from consulting and training to the development and marketing of network security software products. The Company introduced its first network software product (FIREWALL/PLUS) in June 1995. In January 1999, the Company introduced its CYBERWALLPLUS(TM) family of network security products. Accordingly, the Company has a limited relevant operating history as a software developer upon which an evaluation of its prospects and future performance can be made. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the operation and expansion of a new business and the shift from research and product development to commercialization of products based on rapidly changing technologies in a highly specialized and emerging market. The Company will be required to significantly expand its product and development capabilities, introduce new products, introduce enhanced features to existing products, expand its in-house sales force, establish and maintain distribution channels through third-party vendors, increase marketing expenditures, and attract additional qualified personnel. In addition, the Company must adapt to the demands of an emerging and rapidly changing computer network security market, intense competition and rapidly changing technology and industry standards. There can be no assurance that the Company can successfully address such risks, and the failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition.

         To date, the Company has incurred significant losses and, at December 31, 1998, had an accumulated deficit of $ 13,247,000. In addition, since December 31, 1998, the Company has continued to incur significant losses. Inasmuch as the Company has increased its level of activities following the consummation of the its initial public offering and will be required to make significant up-front expenditures in connection with its sales and marketing and continuing research and product development efforts, the Company anticipates that losses will continue until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will ever achieve profitable operations.

         During the period May 1998 through November 1998, the Company first employed certain members of senior management, including Avi A. Fogel, President and Chief Executive Officer, Robert P. Olsen, Vice President of Product

Management, Murray P. Fish, Chief Financial Officer, Joseph A. Donohue, Vice President of Engineering, Joseph D. Harris, Vice President of International Sales and Lance Westbrook, Vice President of North American Sales. In addition, the Company intends to hire additional software engineers and developers and additional sales and marketing personnel during 1999, as well as expand its finance and administrative staff and increase expenses for employee benefits, facilities, consulting, insurance, and other general operating expenses.

         The Company's software products have not yet achieved market acceptance. The future success of the Company is largely dependent upon market acceptance of its CYBERWALLPLUS(TM) family of software products. While the Company believes that its CYBERWALLPLUS(TM) family of software products offer advantages over competing products for network security, license revenue from network security software products since the introduction of FIREWALL/PLUS (June
1995) through December 31, 1998 has only been $2,681,000, including a non-refundable pre-paid royalty of $500,000 in 1997. In addition, during 1998 license revenues from software products have decreased as compared to 1997. There can be no assurance that CYBERWALLPLUS(TM) will gain significant market acceptance. Revenue from such commercial products depend on a number of factors, including the influence of market competition, technological changes in the network security market, the Company's ability to design, develop and introduce enhancements on a timely basis, and the ability of the Company to successfully establish and maintain distribution channels. The failure of CYBERWALLPLUS(TM) to achieve significant market acceptance, as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business, operating results and financial condition.

         The Company has committed significant product and development resources to its CYBERWALLPLUS(TM) family of products. The Company's anticipated levels of expenditures for product development are based on its plans for product enhancements and new product development. The Company capitalizes and amortizes software development costs in accordance with Statement of Financial Accounting Standards No. 86. These costs consist of salaries, consulting fees and applicable overhead. The Company will use a portion of the proceeds from its public offering to significantly increase its product development expenditures.


Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Revenues decreased by $538,000 or 23%, from $2,369,000 for the year ended December 31, 1997 ("1997") to $1,831,000 for the year ended December 31, 1998 ("1998"). License revenues decreased by $563,000 or 50%, from $1,132,000 for 1997 to $569,000 for 1998, as a result of the lack of sufficient funding as well as sales and marketing personnel to effectively market and sell FIREWALL/PLUS during 1998. Royalties were $500,000 in 1997 and $0 in 1998 as a result of receipt of a non-refundable pre-paid royalty of $500,000 from TIS relating to licensing certain of the Company's technology in June 1997. Service revenues increased by $525,000 or 71%, from $737,000 for 1997 to $1,262,000 for
1998. Service revenues from consulting increased by $529,000 or 88% from $604,000 in 1997 to $1,133,000 in 1998, primarily as a result of servicing several large consulting projects during 1998. Service revenues from maintenance decreased by $3,000 or 2% from $133,000 in 1997 to $130,000 in 1998. The
Company's three largest customers, TIS, EDS and ARCO accounted for 21%, 15% and 13% of the Company's revenues, respectively, in 1997. The Company's three largest customers, City of Hope, Fluor Daniel and EDS accounted for 30%, 20% and 14% of the Company's revenues, respectively, in 1998. The Company's revenues from customers in the United States represented 84% of its revenues in 1997 and 98% of its revenues in 1998.

         Cost of licenses decreased $10,000 or 6%, from $176,000 for 1997 to $166,000 for 1998, representing 16% and 29% of license revenues, respectively. The decrease in the cost of licenses resulted primarily from lower hardware costs associated with decreased license sales of FIREWALL/PLUS PREMIER Version which was partially offset by increased royalties on third party product sales. The increase in cost of licenses as a percentage of license revenues was due to the decrease in license revenue. Amortization of software development costs increased by $212,000 or 66%, from $321,000 for 1997 to $533,000 for 1998, representing 28% and 94% of license revenues, respectively. The increase in amortization of software development costs was a full years amortization of costs of FIREWALL/PLUS Version 4.0 which was released in September 1997.

         Cost of services increased by $372,000 or 89%, from $418,000 for 1997 to $790,000 for 1998, representing 57% and 63% of service revenues, respectively. The increase in cost of services in dollar amount and as a percentage of service revenues was due primarily to the increase in personnel cost and the use of outside consultants.

         Gross profit decreased from $1,454,000 for 1997 to $342,000 for 1998, representing 61% and 19% of revenues, respectively. The decrease in gross profit was due to decreased license revenue of $563,000, and decreased royalty revenue of $500,000 which was offset by increased service revenues of $525,000.

         Product development expenses decreased by $128,000 or 16%, from $792,000 for 1997 to $664,000 for 1998, representing 33% and 36% of revenues, respectively. The decrease in product development costs was due primarily to a lack of funding to keep the development team and contractors used in 1997. During 1997 and 1998, the Company capitalized $850,000 and $200,000, respectively, of additional software development costs associated with the development and enhancement of its FIREWALL/PLUS and CYBERWALLPLUS(TM) family of products. Overall development costs decreased from $1,642,000 in 1997 to $864,000 in 1998 due to the lack of funding. The Company has allocated $1,300,000 of the IPO proceeds to establishing the development team in Massachusetts.

         Sales and marketing expenses increased by $351,000 or 38%, from $926,000 for 1997 to $1,277,000 for 1998, representing 39% and 70% of revenues, respectively. The dollar amount increase in sales and marketing expenses was due primarily to an increase in the use of outside consultants and other professional firms to reposition the Company and its products as a result of funds from private financings and the consummation of the Company's initial public offering in 1998. The increase in sales and marketing expenses as a percentage of sales was due to the compounding effect of an increase in sales and marketing expenditures and the decrease in the Company's revenues.

         General and administrative expenses increased by $982,000 or 62%, from $1,573,000 for 1997 to $2,555,000 for 1998, representing 66% and 140% of revenues for 1997 and 1998, respectively. The increase in general and administrative expenses in dollar amount and as a percentage of revenues in 1998 was due primarily to a charge of $555,000 related to the issuance of non-qualified options to the Company's President and Chief Executive Officer, a charge of $168,000 related to financial advisory services provided by the Company's Chairman, a $126,000 charge related to non-qualified options, warrants and shares of Common Stock issued to outside consultants in 1998 and increased recruiting fees, travel, bad debt expenses and salaries and fringe benefits related to the Company's hiring of a new executive management team and other employees in 1998.

         Write-off of in-process research and development costs increased by $469,000 from $0 in 1997 to $469,000 in 1998 representing 0% and 26% of revenue for 1997 and 1998, respectively. The increase in in-process research and development costs in dollar amount and as a percentage of revenue in 1998 was due to costs written-off associated with the CommHome acquisition.

         Interest expense increased by $601,000 or 109%, from $553,000 for 1997 to $1,154,000 for 1998, representing 23% and 63% of revenue for 1997 and 1998, respectively. The increase in interest expense was due primarily to increased amortization of debt discount as a result of the issuance of $1,750,000 principal amount promissory notes and warrants to purchase 325,919 shares of Common Stock during 1998. Debt discount is amortized over the life of the debt instrument. All debt and related interest was either satisfied or converted into shares of Series C Preferred Stock upon consummation of the Company's public offering which accelerated all the unamortized debt discount to be expensed in 1998.

         No provision for or benefit from federal, state or foreign income taxes was recorded for 1997 or 1998 because the Company incurred net operating losses for each year and fully reserved its deferred tax assets as their future realization could not be determined.

         As a result of the foregoing, the net loss increased by $3,387,000 or 142%, from $2,390,000 for 1997 to $5,777,000 for 1998.

Liquidity and Capital Resources

         The Company's capital requirements have been and will continue to be significant, and its cash requirements have been exceeding its cash flow from operations. At December 31, 1998, the Company had $6,423,000 of cash and cash equivalents and working capital of $5,862,000. The Company has financed its operations primarily through private sales of equity and debt securities and consummation of its initial public offering on November 17, 1998. Net cash used in operating activities was $708,000 and $2,531,000 during 1997 and 1998, respectively. Net cash used in operating activities for 1997 was primarily attributable to a net loss of $2,390,000 and an increase in accounts receivable of $309,000, which was partially offset by increases in accounts payable, accrued expenses and other current liabilities of $744,000, and amortization of debt discount of $500,000 and depreciation and amortization of $481,000. Net cash used in operating activities for 1998 was primarily attributable to a net loss of $5,777,000 and a decrease in accounts receivable of $105,000, which was partially offset by decreases in accounts payable, accrued expenses and other current liabilities of $151,000, by amortization of debt discount of $1,031,000, issuance of Common Stock and warrants for services rendered of $917,000 and depreciation and amortization of $696,000.

         The Company's operating activities during 1997 and 1998 were financed primarily with $1,500,000 of net proceeds from the issuance of $1,500,000 principal amount of notes and warrants to purchase 210,628 shares of Common Stock in 1997 and $1,750,000 of net proceeds from the issuance of $1,750,000 principal amount of notes and warrants to purchase 325,919 shares of Common Stock in 1998 and an initial public offering consummated on November 17, 1998 which resulted in $7,931,000 of net proceeds. The entire debt principal amount of $3,250,000 and interest accrued on such outstanding notes was repaid with proceeds from the public offering or exchanged for Series C Preferred Stock. The Company incurred aggregate non-cash charges of $340,000 relating to the acceleration of the amortization of debt discount with respect to $3,250,000 principal amount of the promissory notes. The Company does not currently have a line of credit from a commercial bank or other institution.

         The Company, through its wholly-owned subsidiary, acquired CommHome Systems Corporation in exchange for 46,667 shares of the Company's Common Stock valued at $280,000 plus the assumption of approximately $185,000 of liabilities, of which $105,000 was satisfied with the issuance of 17,500 shares of the Company's Common Stock. In connection with the CommHome acquisition, the Company incurred a charge for purchased research and development of $469,000 representing the excess of the purchase price plus the assumed liabilities over the fair value of the tangible assets acquired of $1,000.

         The Company anticipates, based on currently proposed plans and assumptions relating to the implementation of its business plan (including the timetable of, costs and expenses associated with, and success of, its marketing efforts), that the net proceeds from the public offering together with projected revenues from operations, will be sufficient to satisfy the Company's operations and capital requirements for the next nine (9) months from the date of this report (through January 2000). There can be no assurance, however, that such funds will not be expended prior thereto due to unanticipated changes in economic conditions or other unforeseen circumstances. In the event the Company's plans change or its assumptions change or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise) or the projected revenues otherwise prove to be insufficient to fund the implementation of the Company's business plan or working capital requirements, the Company could be required to seek additional financing sooner than currently anticipated. The Company has no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms or at all. Any inability to obtain additional financing when needed would have a material adverse effect on the Company, requiring it to curtail and possibly cease its operations. In addition, any additional equity financing may involve substantial dilution to the interests of the Company's then existing stockholders.

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

         Licensing of the Company's products generally involves a significant commitment of capital by customers, with the attendant delays frequently associated with large capital expenditures for complex technology. Accordingly, the sales cycle for the Company's products can be lengthy and generally commences at the time a prospective customer demonstrates an interest in licensing a CYBERWALLPLUS(TM) solution, typically includes a 14-day free evaluation period and ends upon execution of a purchase order by the customer. The length of the sales cycle varies depending on the type and sophistication of the customer and the complexity of the operating system and may extend for periods of six to nine months. As a result of the Company's lengthy sales cycle, license of the Company's products generally require the Company to make expenditures and use significant resources prior to receipt, if any, of corresponding revenues.

Year 2000 Issue

         The Company has assessed the potential software issues associated with the Year 2000 and believes its software products are Year 2000 compliant and, therefore, does not expect to incur material costs related thereto. With regard to internal computing resources utilized in its operations, the Company does not expect to incur material costs to make such resources Year 2000 compliant. The Company has adequate resources to complete its Year 2000 assessment and any necessary modifications with respect to its internal computing resources.


ITEM 7. Financial Statements

         The financial statements required hereby are located on pages F-1 through F-16 which follow Part III.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Officers

         The executive officers and directors of the Company are as follows:


NAME                                           AGE            POSITION
Avi A. Fogel............................      44        President, Chief Executive Officer and Director
William Hancock.........................      42        Chief Technology Officer and Director
Robert P. Olsen.........................      45        Vice President of Product Management
Murray P. Fish..........................      47        Chief Financial Officer
Joseph A. Donohue.......................      44        Vice President of Engineering
Lance Westbrook.........................      43        Vice President of North American Sales
Joseph D. Harris........................      42        Vice President of International Sales
Robert M. Russo.........................      48        Vice President of Professional Services and Secretary
Corey M. Horowitz.......................      44        Chairman of the Board of Directors
Barry Rubenstein........................      55        Director
Irwin Lieber............................      59        Director
Marcus J. Ranum.........................      36        Director


         AVI A. FOGEL has served as President, Chief Executive Officer and a director since May 1998. From March 1998 until May 1998, Mr. Fogel served as a consultant to the Company. From June 1997 until the consummation of the Company's initial public offering in November 1998, Mr. Fogel served as President and Chief Executive Officer of CommHome, a development stage company engaged in the business of developing residential networking solutions, which he co-founded in June 1997. From January 1997 to June 1997, Mr. Fogel was engaged in pre-incorporation activities related to CommHome. From October 1995 to December 1996, Mr. Fogel was employed by Digital Equipment Corp. as Vice President, Global Marketing. From July 1994 to October 1995, Mr. Fogel was Executive Vice President, Global Marketing and Business Development of LANNET Data Communications, Ltd., a manufacturer of LAN switching hubs located in Tel Aviv, Israel. From July 1990 to July 1994, Mr. Fogel served as President and Chief Executive Officer of LANNET, Inc., the U.S. subsidiary of LANNET Data Communications, Ltd.

         WILLIAM HANCOCK co-founded the Company and has served as its Chief Technology Officer since May 1998 and as a director since inception. From inception until May 1998, Mr. Hancock served as Executive Vice President and Secretary. Mr. Hancock is a leading international expert in computer and network design and security with over 20 years of experience in computer science, network technologies and electrical engineering. From June 1982 to July 1990, Mr. Hancock was an independent computer and networking consultant to Fortune 500 companies, including Digital Equipment Corporation, AT&T and IBM. Mr. Hancock participated in the operating system and network design teams at both Digital Equipment Corporation and IBM. He was instrumental in the design and selection of the Integrated System Digital Network plug connector and is the author of the implementation of the RSA encryption algorithm for the CCITT X.32 network standard. Mr. Hancock has been involved in the architecture and writing of the networking and security standards for the International Organization for Standardization. Mr. Hancock is a Certified Information Systems Security Professional.

         ROBERT P. OLSEN has served as Vice President of Product Management since May 1998. From March 1998 until May 1998, Mr. Olsen served as a consultant to the Company. From July 1997 to December 1997, Mr. Olsen served as Vice President of Marketing of CommHome. From July 1996 to July 1997, Mr. Olsen was Vice President of Marketing for

Netphone, Inc., a developer of computer servers. From December 1991 to June 1996, Mr. Olsen was Vice President of Marketing for Agile Networks, Inc., a company engaged in the design manufacturing, marketing and support of ethernet and ATM switches, which he co-founded.

         MURRAY P. FISH has served as Chief Financial Officer since May 1998. From August 1997 to May 1998, Mr. Fish was an independent financial consultant. From April 1991 to August 1997, Mr. Fish served as President, Chief Executive Officer and a director of RealWorld Corporation, a manufacturer of accounting software. From March 1989 to April 1991, Mr. Fish served as Vice President and Controller of Goldman Financial Group, Inc., a manufacturer of chemical and machine tools.

         JOSEPH A. DONOHUE has served as Vice President of Engineering since July 1998. From April 1987 to July 1998, Mr. Donohue was employed by Stratus Computer Inc., having held the positions of Director-- Windows/NT Software Development from November 1997 to July 1998, Director--Proprietary OS from July 1994 to November 1997 and Manager--Kernel Development from July 1993 to July 1994. From April 1987 to July 1993, Mr. Donohue was employed by Stratus Computer, Inc. in various engineering positions.

         LANCE WESTBROOK has served as Vice President of North American Sales since November 1998. From May 1998 to October 1998, Mr. Westbrook served as Director of Channel Sales for Cross Worlds Software, Inc., an enterprise software vendor. From December 1993 to February 1998, he was employed by Sybase, Inc., having held the positions of Director, Alliance Sales and Services from January 1997 to February 1998, Manager, Partner Market Development from January 1996 to December 1996, and Manager, Channel Sales from December 1993 to December 1995. From December 1992 to December 1993, Mr. Westbrook served as Director of Sales for IGM Communications, a vendor of network data storage solutions.

         JOSEPH D. HARRIS has served as Vice President of International Sales since August 1998. From November 1996 until August 1998, Mr. Harris served as Vice President of Sales and Managing Director-- Asia Pacific of Proginet Corporation, a developer of cross-platform database technologies. From October 1990 until November 1996, Mr. Harris served as President and Chief Executive Officer of KnowledgeNet Incorporated, a company also engaged in development of cross-platform database technologies, which he founded. Mr. Harris also served as Director of Architecture for System Software Associates, Inc., a developer of business planning software, from January 1988 to October 1990.

         ROBERT M. RUSSO co-founded the Company and has served as Vice President of Professional Services since January 1999 and Secretary since May 1998. From May 1998 to January 1999, Mr. Russo served as Vice President of Business Development. Mr. Russo served as President and a director of the Company from inception until May 1998, and as Chief Operating Officer of the Company from December 1993 to May 1998. From May 1987 to June 1990, Mr. Russo served as Vice President of Sales and Marketing of Essential Resources, Inc., a computer consulting and training company. From December 1979 to February 1987, Mr. Russo served as President of the North American Division of H&M Systems Software, Inc., a software developer.

         COREY M. HOROWITZ became Chairman of the Board of Directors of the Company in January 1996 and has been a member of the Board of Directors since April 1994. Mr. Horowitz is a private investor and President and sole shareholder of CMH Capital Management Corp., a New York investment advisory and merchant banking firm, which he founded in September 1991. From January 1986 to February 1991, Mr. Horowitz was a general partner in charge of mergers and acquisitions at Plaza Securities Co., a New York investment partnership. From July 1984 to December 1985, Mr. Horowitz was a general partner at Lafer Amster & Co., an investment partnership. From August 1980 to June 1984, Mr. Horowitz was an associate at the New York law firm of Skadden, Arps, Slate, Meagher & Flom.

         BARRY RUBENSTEIN has served as a director of the Company since July 1998. During the period March 1996 until July 1998, Mr. Rubenstein served as a member of the Company's advisory board. Since June 1994, Mr. Rubenstein has served as President, a director and a shareholder of InfoMedia Associates, Ltd., which is a general partner of the 21st Century Communications Partners, L.P. and affiliated partnerships. Mr. Rubenstein also serves as Chief Executive Officer of Wheatley Partners, L.L.C., the general partner of Wheatley Partners, L.P. and a general partner of Wheatley Foreign Partners, L.P. He is also a general partner of Applewood Associates, L.P., Seneca Ventures and Woodland Venture Fund, each of which is an investment partnership. Prior to his experience as an investor, Mr. Rubenstein served as a co-founder of several technology companies, including Applied Digital Data Systems, Inc., Cheyenne Software, Inc. and Novell, Inc. Mr.

Rubenstein also serves as a director of Infonautics, Inc., The Millbrook Press, Inc., Source Media, Inc. and USWeb Corporation.

         IRWIN LIEBER has served as a director of the Company since July 1998. During the period March 1996 until July 1998, Mr. Lieber served as a member of the Company's advisory board. Since 1979, he has served as Chairman and Chief Executive Officer of GeoCapital LLC, an investment advisory firm which he founded. Mr. Lieber is also a general partner of Applewood Associates, L.P., and a principal of 21st Century Communications, L.P., each of which is an investment partnership. Mr. Lieber also serves as President of Wheatley Partners, LLC, the general partner of Wheatley Partners, L.P. and a general partner of Wheatley Foreign Partners, both of which are investment partnerships. Mr. Lieber also serves as a director of LeaRonal Inc. and Giga Information Group, Inc.

         MARCUS J. RANUM has served as a director of the Company since June 1998. Mr. Ranum currently serves as President and Chief Executive Officer of Network Flight Recorder, Inc., a development stage networking software company which he founded in March 1996. From October 1994 to February 1996, Mr. Ranum served as Chief Scientist and Executive Manager of V-One Corporation, a company engaged in the development and marketing of network security products. From June 1994 to October 1994, he served as a consultant in network security, software analysis and testing, software development and related matters. From November 1992 to June 1994, Mr. Ranum served as Senior Scientist of Trusted Information Systems, Inc. From August 1991 to November 1993, Mr. Ranum served as a consultant to Digital Equipment Corporation.

         All Directors serve until the next annual meeting of stockholders and the election and qualification of their successors. Executive officers are elected by, and serve at the discretion of, the Board of Directors. Corey M. Horowitz was elected a director pursuant to a stockholders' agreement which provided that certain principal stockholders agreed to vote their shares to elect Mr. Horowitz to the Board of Directors. The stockholders' agreement terminated upon the effective date of the Company's initial public offering (November 12, 1998). There are no family relationships among any of the Company's directors or executive officers.

         The Company has agreed, for a period of five years ending November 2003, if so requested by Whale Securities Co., L.P. ("Whale"), the underwriter with respect to the Company's initial public offering, to nominate and use its best efforts to elect a designee of Whale as a director of the Company or, at Whale's option, as a non-voting advisor to the Company's Board of Directors. The Company's officers, directors and principal stockholders have agreed to vote their shares of Common Stock in favor of such designee. To date, Whale has not exercised its right to designate such a person.


Board Committees

         In August 1998, the Board of Directors established an Audit Committee, consisting of Irwin Lieber, Marcus Ranum and Avi Fogel, and a Compensation Committee, consisting of Corey M. Horowitz and Barry Rubenstein. The Audit Committee reviews the qualifications of the Company's independent auditors, make recommendations to the Board of Directors regarding the selection of independent auditors, reviews the scope, fees and results of any audit, and review non-audit services and related fees provided by the independent auditors. The Compensation Committee is responsible for determining compensation for the executive officers of the Company, including bonuses and benefits, and will administer the Company's compensation programs, including the Stock Option Plan.

         The Board of Directors does not have a nominating committee. The selection of nominees for the Board of Directors is made by the entire Board of Directors. The Board of Directors may from time to time establish other committees to facilitate the management of the Company.


Director Compensation

         To date, directors of the Company have received no cash compensation for their services as directors. The Company does not currently compensate directors who are also employees of the Company for service on the Board of Directors. All Directors are reimbursed for their expenses incurred in attending meetings of the Board of Directors and its committees. Each non-employee director first joining the Board of Directors in the future will be granted an option to purchase 20,000 shares of Common Stock when such director is first elected or appointed to the Board of Directors, with the option shares vesting over a one year period in equal quarterly amounts, under the Stock Option Plan. In addition, each non-employee director will receive an automatic option grant to purchase 5,000 shares of Common Stock on each year anniversary that such director is a member of the Board of Directors with the option shares vesting over a one year period in equal quarterly amounts, under the Stock Option Plan. All option grants to non-employee directors will be at a per share exercise price equal to the fair market value of the Common Stock at the time of grant. See "Stock Option Plan."


Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the Company's executive officers, directors, and persons who own more than 10% of the Company's outstanding Common Stock to file initial reports of ownership and changes in ownership with the Commission. Officers, directors, and greater than 10% stockholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that its executive officers, directors, and greater than 10% stockholders complied during the year ended December 31, 1998 with the reporting requirements of Section 16(a).


Limitation on Liability and Indemnification Matters

         The Company's Certificate of Incorporation limits the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability
(i) for any breach of their duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law, (iii) for unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law or (iv) for any transaction from which the director derived an improper personal benefit. The Company's Bylaws provide that the Company shall indemnify its directors, officers, employees and agents to the fullest extent permitted by law. The Company's Bylaws also permit the Company to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in such capacity. The Company currently maintains liability insurance for its officers and directors. At present, there is no pending material litigation or proceeding involving any director, officer, employee or agent of the Company where indemnification will be required or permitted. The Company is not aware of any threatened litigation or proceeding that might result in a material claim for such indemnification.


ITEM 10. Executive Compensation

         The following table summarizes compensation paid to the Company's Chief Executive Officer and to each of its executive officers who received compensation in excess of $100,000 for services rendered in all capacities to the Company during each of the years ended December 31, 1998 and December 31, 1997. None of the Company's other employees received in excess of $100,000 in compensation during the year ended December 31, 1998.

                           Summary Compensation Table

                                                                                      LONG TERM
                                                                                      COMPENSATION
                                                                                      AWARDS
                                                                                      ------------
                                                          ANNUAL COMPENSATION         SHARES
                                       YEAR ENDED         -------------------         UNDERLYING
NAME AND PRINCIPAL POSITION ( 1)       DECEMBER 31,       SALARY ($)    BONUS ($)     OPTIONS(#)     OTHER ANNUAL COMPENSATION(2)
---------------------------------      ------------       ----------    ---------     ------------   ----------------------------
Avi A. Fogel                           1998               $128,192(3)   $  24,986        383,343                   --
   President & Chief Executive
   Officer

Robert Russo(4)                        1998               $153,746(4)   $   5,000         25,000                   --
   President and Chief Operating
   Officer, Vice President of          1997               $145,000(5)        --              --                    --
   Professional Services

William Hancock,                       1998               $160,000           --           25,000                   --
   Chief Technology Officer,
   Executive Vice President            1997               $160,000(6)        --              --                    --


Robert P. Olsen                        1998               $ 94,154(7)   $  14,992         94,362                   --
   Vice President of Product
    Management

Peter Mearsheimer,                     1997               $155,000(8)        --           21,728(9)                --
   Vice President of Sales

---------------------------

(1) Does not include the following executive officers who were initially employed by the Company beginning May 1998 through November 1998 and are each currently receiving an annual salary of $120,000: Murray P. Fish, Chief Financial Officer; Joseph A. Donohue, Vice President of Engineering; Lance Westbrook, Vice President of North American Sales and Joseph D. Harris, Vice President of International Sales.

(2) The Company has concluded that the aggregate amount of perquisites and other personal benefits paid to each of the executive officers listed above did not exceed the lesser of ten percent (10%) of such officer's annual salary and bonus for each fiscal year indicated or $50,000.

(3) Mr. Fogel was first employed as President and Chief Executive Officer in May 1998 and served as a consultant to the Company from March 1998 to May 1998. Mr. Fogel received $33,000 as a consultant. Mr. Fogel's annual base salary during 1998 was $150,000.

(4) Mr. Russo served as President and Chief Operating Officer until May 1998 at which time he became Vice President of Business Development. In January 1999, Mr. Russo became Vice President of Professional Services. Includes $19,925 of deferred salary.

(5)      Includes $51,692 of deferred salary.

(6)      Includes $6,154 of deferred salary.

(7) Mr. Olsen was first employed as the Company's Vice President of Product Management in May 1998 and served as a consultant to the Company from March 1998 to May 1998. Mr. Olsen received $18,000 as a consultant. Mr. Olsen's annual base salary during 1998 was $120,000.

(8) Includes $5,962 of deferred salary. Effective August 1998, Mr. Mearsheimer was no longer employed by the Company.

(9)      Expired by their terms.

         The following table sets forth information concerning stock options granted during the year ended December 31, 1998 to the executive officers.



                                                                   OPTION GRANTS IN 1998
                                  --------------------------------------------------------------------------------------------------
                                       NUMBER OF                  % OF TOTAL
                                        SHARES                OPTIONS GRANTED TO             EXERCISE
                                      UNDERLYING                   EMPLOYEES                PRICE PER                   EXPIRATION
                                  OPTIONS GRANTED(1)              IN 1998(3)                 SHARE (2)                    DATE
                                  ------------------          ------------------            ----------                  ----------

Avi A. Fogel                           294,879                      28.4%                     $2.42                      5/18/2003
                                        88,464                       8.5%                     $6.00                     10/22/2008
Robert Russo                            25,000                       2.4%                     $6.00                     10/22/2008
William Hancock                         25,000                       2.4%                     $6.00                     10/22/2008
Robert P. Olsen                         58,976                       5.7%                     $5.60                      5/18/2008
                                        35,386                       3.4%                     $6.00                     10/22/2008
Murray P. Fish                          58,500                       5.6%                     $5.60                      5/19/2008
                                        35,685                       3.4%                     $6.00                     10/22/2008
Joseph Donohue                          62,500(4)                    6.0%                     $6.00                      7/31/2008
                                        31,250                       3.0%                     $6.00                     10/22/2008
Joseph Harris                           40,000(5)                    3.9%                     $6.00                      8/24/2008
                                        25,000                       2.4%                     $6.00                     10/22/2008
Lance Westbrook                         65,000                       6.3%                     $6.00                      11/1/2008

---------------------------

(1) The number of options granted to employees during the year ended December 31, 1998 used to compute this percentage excludes options to purchase 65,184 shares of Common Stock due to the termination of such options pursuant to their terms and options to purchase 13,104 shares of Common Stock which were converted to non-qualified options. Also includes 141,365 options that were originally issued to employees at exercise prices per share ranging from $6.44 to $8.00 per share which were repriced to an exercise price per share of $6.00

(2) All options were granted at an exercise price equal to the fair market value of the Company's Common Stock at the date of grant, as determined by the Board of Directors, except for options to purchase 294,879 shares of Common Stock at an exercise price of $2.42 per share granted to Avi A. Fogel on May 18, 1998. The fair market value per share of Common Stock on May 18, 1998 was $5.60.

(3) No options of the Company were exercised by such persons during the year ended December 31, 1998.

(4) Represents options that were originally issued in July 1988 at an exercise price per share of $7.20 and were repriced to an exercise price per share of $6.00. Such options vested as to 34% of the underlying shares on the date of grant (July 1998) and 22% of such shares on each of the first three anniversaries thereafter.

(5) Represents options that were originally issued in August 1998 at an exercise price of $8.00 per share and were repriced to an exercise price per share of $6.00. Such options vested as to 25% of the underlying shares on the date of grant (August 98) and 25% of such shares on each of the first three anniversaries thereafter.


Employment Agreements

         On May 18, 1998, the Company entered into an employment agreement with Avi A. Fogel, pursuant to which Mr. Fogel serves as the Company's Chief Executive Officer and President for a four year term at an annual base salary of $150,000 per year subject to annual increases in base salary of up to 20% at the discretion of the Compensation Committee of the Board of Directors. Mr. Fogel is eligible to receive an additional annual cash bonus of up to $50,000 as determined by the Compensation Committee of the Board of Directors in its discretion. In addition, upon execution of his employment agreement, Mr. Fogel received five year options to purchase 294,879 shares of the Company's common stock at an exercise price of $2.42 per share. The options granted to Mr. Fogel vested as to 34% of the shares covered thereby at the time of execution of his employment agreement and vest as to 22% of the shares covered thereby on each of the first three anniversaries thereafter, subject to acceleration upon a change of control of the Company. In the event Mr. Fogel's employment agreement is terminated "other than for cause" (as defined in the agreement), he shall be entitled to (i) the vesting of all options in the year of termination and 50% of the options that would have vested in the year following termination and (ii) the lesser of one year's base salary or the base salary for the balance of the term of the agreement. Mr. Fogel has agreed not to disclose any confidential information of the Company during the term of his employment or at any time thereafter or to compete with the Company during the term of his agreement and for a period of two years thereafter in the event of termination for cause.

         On June 30, 1998, the Company entered into an employment agreement with Mr. William Hancock pursuant to which Mr. Hancock agreed to continue to serve as the Company's Chief Technology Officer for a three year term at an annual salary of $160,000 per annum, subject to additional bonus compensation as determined by the Compensation Committee of the Board of Directors in its discretion. In the event Mr. Hancock's employment is terminated for cause (as defined in the agreement), the Company will have the right to repurchase 50% of the securities owned by him at the time at a purchase price of $1.00 per share. In the event Mr. Hancock's employment agreement is terminated "other than for cause" (as defined in the agreement), he shall be entitled to receive the lesser of six months base salary or the base salary for the balance of the term of the term of the agreement. Mr. Hancock has agreed not to disclose any confidential information of the Company during the term of his employment or at anytime thereafter or to compete with the Company during the term of his agreement and for a period of two years thereafter in the event of termination for cause.

         On May 18, 1998, the Company entered into an employment agreement with Robert P. Olsen pursuant to which Mr. Olsen agreed to serve as the Company's Vice President of Product Management for a three year term at an annual salary of $120,000 per annum, subject to an additional cash bonus of $30,000 as determined by the Compensation Committee of the Board of Directors in its discretion. Upon execution of his employment agreement, Mr. Olsen received an incentive stock option to purchase 58,976 shares of the Company's common stock at an exercise price of $5.60 per share. The options granted to Mr. Olsen vested as to 34% of the shares covered thereby upon execution of the agreement and 22% of the shares covered thereby on each of the first three anniversaries thereafter, subject to acceleration upon a change of control of the Company. In the event Mr. Olsen's employment agreement is terminated "other than for cause" (as defined in the agreement), he shall be entitled to (i) the vesting of all options in the year of termination and 50% of the options that would have vested in the year following termination and (ii) the lesser of one year base salary or the base salary for the balance of the term of the agreement. Mr. Olsen has agreed not to disclose any confidential information of the Company during the term of his employment or at anytime thereafter or to compete with the Company during the term of his agreement and for a period of two years thereafter in the event of termination for cause.

         On May 19, 1998, the Company entered into an employment agreement with Murray P. Fish pursuant to which Mr. Fish agreed to serve as the Company's Chief Financial Officer for a three year term at an annual salary of $120,000 per annum, subject to an additional cash bonus of $30,000 as determined by Compensation Committee of the Board of Directors in its discretion. Upon execution of his employment agreement, Mr. Fish received an incentive stock option to purchase 58,500 shares of the Company's common stock at an exercise price of $5.60 per share. The options granted to Mr. Fish vested as to 34% of the shares covered thereby upon execution of the agreement and vest as to 22% on each of the first three anniversaries thereafter, subject to acceleration upon a change of control of the Company. In the event Mr. Fish's employment agreement is terminated "other than for cause" (as defined in the agreement), he shall be entitled to (i) the vesting of all options in the year of termination and 50% of the options that would have vested in the year following termination and (ii) the lesser of six months base salary or the base salary for the balance of the term of the agreement. Mr. Fish has agreed not to disclose any confidential information of the Company during the term of his employment or at anytime thereafter or to compete with the Company during the term of his agreement and for a period of two years thereafter in the event of termination for cause.

         On July 31, 1998, the Company entered into an employment agreement with Joseph A. Donohue pursuant to which Mr. Donohue agreed to serve as the Company's Vice President of Engineering for a three year term at an annual salary of $120,000 per annum, subject to an additional cash bonus of $30,000 as determined by the Compensation Committee of the Board of Directors in its discretion. In connection with his employment, Mr. Donohue received an incentive stock option to purchase 62,500 shares of the Company's common stock at an exercise price of $6.00 per share. The options granted to Mr. Donohue vested as to 34% of the shares covered thereby upon execution of the agreement and 22% of the shares covered thereby on each of the first three anniversaries thereafter, subject to acceleration upon a change of control of the Company.

In the event Mr. Donohue's employment agreement is terminated "other than for cause" (as defined in the agreement), he shall be entitled to (i) the vesting of all options in the year of termination and 50% of the options that would have vested in the year following termination and (ii) the lesser of six months base salary or the base salary for the balance of the term of the agreement. Mr. Donohue has agreed not to disclose any confidential information of the Company during the term of his employment or at anytime thereafter or to compete with the Company during the term of his agreement and for a period of two years thereafter in the event of termination for cause.

         On August 24, 1998, the Company entered into an employment agreement with Joseph D. Harris pursuant to which Mr. Harris agreed to serve as the Company's Vice President of International Sales for a three year term at an annual salary of $120,000 per annum, subject to an additional cash bonus of $30,000 as determined by Compensation Committee of the Board of Directors in its discretion. In connection with his employment, Mr. Harris received an incentive stock option to purchase 40,000 shares of the Company's common stock at an exercise price of $6.00 per share. The options granted to Mr. Harris vested as to 25% of the shares covered thereby upon execution of the agreement and vest as to 25% on each of the first three anniversaries thereafter, subject to acceleration upon a change of control of the Company. In the event Mr. Harris' employment agreement is terminated "other than for cause" (as defined in the agreement), he shall be entitled to (i) the vesting of all options in the year of termination and 50% of the options that would have vested in the year following termination and (ii) the lesser of six months base salary or the base salary for the balance of the term of the agreement. Mr. Harris has agreed not to disclose any confidential information of the Company during the term of his employment or at anytime thereafter or to compete with the Company during the term of his agreement and for a period of two years thereafter in the event of termination for cause.

         On December 12, 1998, the Company entered into an employment agreement with Lance Westbrook pursuant to which he agreed to serve as the Company's Vice President of North American Sales for a three year term at an annual salary of $120,000 per annum, subject to an additional cash bonus of $30,000 as determined by Compensation Committee of the Board of Directors in its discretion. In connection with his employment, Mr. Westbrook received an incentive stock option to purchase 65,000 shares of the Company's common stock at an exercise price of $6.00 per share. The options granted to Mr. Westbrook vested as to 25% of the shares covered thereby upon execution of the agreement and vest as to 25% on each of the first three anniversaries thereafter, subject to acceleration upon a change of control of the Company. In the event Mr. Westbrook' employment agreement is terminated "other than for cause" (as defined in the agreement), he shall be entitled to (i) the vesting of all options in the year of termination and 50% of the options that would have vested in the year following termination and (ii) the lesser of six months base salary or the base salary for the balance of the term of the agreement. Mr. Westbrook has agreed not to disclose any confidential information of the Company during the term of his employment or at anytime thereafter or to compete with the Company during the term of his agreement and for a period of two years thereafter in the event of termination for cause.

         On April 4, 1994, the Company entered into an employment agreement with Robert M. Russo pursuant to which Mr. Russo agreed to then serve as the Company's President and Chief Operating Officer for a three year term at a base salary of $145,000 per annum, subject to an additional cash bonus as determined by the Board of Directors in its discretion. In February 1996, the Company and Mr. Russo agreed to extend the term of his employment agreement, upon the same terms and conditions, expiring April 1999. Mr. Russo and the Company are currently negotiating an extension of his employment agreement. In accordance with his agreement, Mr. Russo has agreed not to disclose any confidential information of the Company during the term of his employment or at anytime thereafter or to compete with the Company during the term of his agreement and for a period of two years thereafter in the event of termination for cause. In May 1998, Mr. Russo agreed to serve the Company for the balance of the term of his employment agreement as Vice-President at a base salary of $120,000 per annum, subject to an additional cash bonus of $30,000 as determined by the Compensation Committee of the Board of Directors.

         The Company's aggregate salary commitment pursuant to employment agreements with the foregoing officers is $629,000, $940,000, $910,000, $585,000 and $56,000 for the years ending December 31, 1998, 1999, 2000, 2001 and 2002, respectively.

Stock Option Plan

         On March 7, 1996, the Board of Directors and stockholders of the Company approved the adoption of the Stock Option Plan. The Stock Option Plan, as amended, is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the ownership and growth of the Company through the grant of incentive and non-qualified options (collectively, the "Options"). Under the Stock Option Plan, key employees (including officers and employee directors) are eligible to receive grants of incentive stock options. Employees (including officers), directors of the Company or any affiliates and consultants are eligible to receive grants of non-qualified options. Incentive stock options granted under the Stock Option Plan are intended to be "Incentive Stock Options" as defined by
Section 422 of the Internal Revenue Code of 1986, as amended.

         The Stock Option Plan is administered by the Compensation Committee of the Board of Directors of the Company which currently consists of Corey M. Horowitz and Barry Rubenstein. The Compensation Committee of the Board of Directors will consist of members who have been determined by the Board of Directors to be "disinterested persons" within the meaning of Rule 16b-3(c)(2)(i) promulgated under the Exchange Act or any future corresponding rule.

         The Compensation Committee will determine who shall receive Options, the number of shares of Common Stock that may be purchased under the Options, the time and manner of exercise of Options and exercise prices. The term of Options granted under the Stock Option Plan may not exceed 10 years (five years in the case of an incentive stock option granted to an optionee owning more than 10% of the voting stock of the Company) (a "10% Holder"). The exercise price for incentive stock options shall not be less than 100% of the "fair market value" of the shares of Common Stock at the time the Option is granted; provided, however, that with respect to an incentive stock option, in the case of a 10% Holder, the purchase price per share shall be at least 110% of such fair market value. The exercise price for non-qualified options is set by the Compensation Committee in its discretion. The aggregate fair market value of the shares of Common Stock as to which an optionee may exercise incentive stock options may not exceed $100,000 in any calendar year. Payment for shares purchased upon exercise of Options is to be made in cash, check or other instrument, and at the discretion of the Committee, may be made by delivery of other shares of Common Stock of the Company. If any Option granted under the Plan expires or terminates for any reason without having been exercised in full, then the unpurchased shares subject to the Option will once again be available for additional Option grants.

         Under certain circumstances involving a change in the number of outstanding shares of Common Stock including a stock split, consolidation, merger or payment of stock dividend, the class and aggregate number of shares of Common Stock in respect of which Options may be granted under the Stock Option Plan, the class and number of shares subject to each outstanding Option and the exercise price per share will be proportionately adjusted.

         An aggregate of 1,050,000 shares of Common Stock has been reserved for issuance upon exercise of the Options to be granted under the Stock Option Plan. As of March 31, 1999, the Company has granted Options to purchase 1,023,447 shares of Common Stock under the Plan, of which Options to purchase 94,362, 94,185, 93,750, 88,464, 65,000, 25,000 and 25,000 shares of Common Stock have been granted to Messrs. Olsen, Fish, Donohue, Fogel, Westbrook, Hancock and Russo, respectively. The Options granted to Messrs. Olsen and Fish are exercisable at a price of $5.60 and $6.00 per share. The Options granted to Messrs. Donohue, Fogel, Westbrook, Russo and Hancock are exercisable at a price of $6.00 per share. In addition, each of the non-employee directors, Messrs. Horowitz, Rubenstein, Lieber and Ranum, have been granted Options to purchase 20,000 shares of Common Stock at $6.00 per share.


401(K) Plan

         The Company maintains the "Network-1 Security Solutions 401(k) Plan", a defined contribution pension plan with a cash or deferred arrangement as described in Section 401(k) of the Internal Revenue Code of 1986, as amended (the "401(k) Plan"). The 401(k) Plan is intended to qualify under Section 401(a) of the Code, so that contributions, and income earned thereon, are not taxable to employees until withdrawn. All regular full-time Company employees over the age of 21 are eligible to participate in the 401(k) Plan. The 401(k) Plan provides that each participant may make elective pre-tax salary deferrals up to 15% of his or her annual compensation, subject to statutory limits. The Company also may make discretionary annual matching contributions in amounts determined by the Compensation Committee of the Board of Directors, subject to statutory limits. The Company's policy is to base its contributions on Company profitability. The

Trustee of the 401(k) Plan invests each employee's account at the direction of the employee, who may choose among several investment alternatives, which do not include shares of the Company's Common Stock. The Company did not make any contributions to the 401(k) Plan during 1998.


ITEM 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information regarding the beneficial ownership of the Company's shares of Common Stock as of March 31, 1999 by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) the executive officers of the Company, and (iv) all executive officers and directors of the Company as a group.

     NAME AND ADDRESS OF                                     NUMBER OF SHARES                            PERCENTAGE OF SHARES
      BENEFICIAL OWNER                                      BENEFICIALLY OWNED                           BENEFICIALLY OWNED(1)
      ----------------                                      ------------------                           ---------------------
Applewood Associates, L.P.(2)                                   1,194,659                                       24.2%

Corey M. Horowitz(3)                                              963,503                                       19.0
   CMH Capital Management Corp.
   Pisces Investors, L.P.
   Security Partners, L.P.

Robert Russo(4)                                                   312,674                                        6.3

William Hancock(5)                                                243,557                                        4.9

Avi A. Fogel(6)                                                   228,253                                        4.4

Barry Rubenstein(7)                                               160,112                                        3.2

Irwin Lieber(8)                                                    87,944                                        1.8

Robert P. Olsen(9)                                                 53,390                                        1.1

Murray P. Fish(10)                                                 44,893                                         *

Joseph A. Donohue(11)                                              31,875                                         *

Joseph D. Harris(12)                                               16,250                                         *

Lance Westbrook(13)                                                16,250                                         *

Marcus Ranum(14)                                                   15,000                                         *

All  officers  and  directors  as a group  (12                  2,173,701                                       38.9
persons)

-------------------------------------

*        Less than 1%.

(1) Unless otherwise indicated, the Company believes that all persons named in the above table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this

         Report upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities held by such person (but not those held by any other person) and which are exercisable within 60 days of the date of this Report have been exercised and converted. Assumes a base of 4,935,211 shares of Common Stock outstanding (including 562,836 shares of Common Stock issuable upon conversion of outstanding shares of Series C Preferred Stock), before any consideration is given to outstanding options and warrants. Except as otherwise indicated, the address for each beneficial owner is care of Network-1 Security Solutions, Inc., 1601 Trapelo Road, Reservoir Place, Waltham, Massachusetts 02451.

(2) Includes 382,696 shares of Common Stock issuable upon conversion of Series C Preferred Stock held by Applewood Associates, L.P. ("Applewood"). Does not include (i) 31,040, 23,280, 31,040, 4,656 and
         3,104 shares of Common Stock by Barry Rubenstein, Irwin Lieber, Barry Fingerhut, Seth Lieber and Jonathan Lieber, respectively, each of whom is a general partner of Applewood and (ii) an aggregate of 129,328 shares of Common Stock subject to currently exercisable warrants and options held by Barry Rubenstein (64,664 shares) and Irwin Lieber (64,664 shares). Each of Messrs. Rubenstein, I. Lieber, Fingerhut, S. Lieber and J. Lieber disclaims beneficial ownership of the shares held by Applewood, except to the extent of their equity interest therein. Applewood's business is 80 Cuttermill Road, Great Neck, New York 11021.

(3) Includes (i) 374,906 shares of Common Stock held by Mr. Horowitz, (ii) 7,846 of Common Stock issuable upon conversion of Series C Preferred Stock by Mr. Horowitz, (iii) 15,000 shares of Common Stock subject to exercisable stock options issued to Mr. Horowitz, (iv) 206,933 shares of Common Stock held by Pisces Investors, L.P., a limited partnership whose general partner is CMH Capital Management Corp. ("CMH"), a corporation whose sole stockholder and officer is Mr. Horowitz, (v) 145,887 shares of Common owned by Security Partners, L.P. (CMH is the general partner of Security Partners, L.P. and Mr. Horowitz is a limited partner), (vi) 55,320 shares of Common Stock held by CMH, (vii) 32,675 shares of Common Stock issuable upon conversion of Series C Preferred Stock held by CMH and (viii) 124,936 shares of Common Stock subject to currently exercisable warrants held by CMH. Does not include 5,000 shares Common Stock subject to stock options which are not currently exercisable. Mr. Horowitz disclaims beneficial ownership of the shares held by Pisces Investors, L.P. and Security Partners, L.P. except to the extent of his equity interest therein. The address of CMH Capital Management Corp. is 885 Third Avenue, New York, New York 10022 and the address of Pisces Investors, L.P. and Security Partners, L.P. is c/o CMH Capital Management Corp., 885 Third Avenue, New York, New York 10022.

(4) Includes 8,500 shares of Common Stock subject to currently exercisable stock issued to Mr. Russo pursuant to the Stock Option Plan. Does not include 16,500 shares of Common Stock subject to stock options which are not currently exercisable.

(5) Includes 8,500 shares of Common Stock subject to currently exercisable stock options issued to Mr. Hancock pursuant to the Stock Option Plan. Does not include 16,500 shares of Common Stock subject to stock options which are not currently exercisable.

(6) Includes 195,210 shares of Common Stock subject to currently exercisable stock options. Does not include 188,133 shares subject to stock options which are not currently exercisable.

(7) Includes (i) 64,664 shares of Common Stock subject to currently exercisable stock options owned by Mr. Rubenstein, and (ii) 41,128 and 23,280 shares of Common Stock held by Woodland Venture Fund and Seneca Ventures, respectively. Barry Rubenstein and Woodland Services Corp. are the general partners of Woodland Venture Fund and Seneca Ventures. Barry Rubenstein is President and sole director of Woodland Services Corp. Does not include (i) 571,963 shares of Common Stock held by Applewood, of which Mr. Rubenstein is a general partner, (ii) 382,696 shares of Common Stock upon conversion of Series C Preferred Stock held by Applewood and (iii) 5,000 shares of Common Stock subject to stock options which are not currently exercisable. Mr. Rubenstein disclaims beneficial ownership of the shares of Common Stock held by Applewood, except to the extent of his equity interest therein. The address of Barry Rubenstein is 68 Wheatley Road, Brookville, New York 11545. The address of Woodland Venture Fund and Seneca Ventures is c/o Barry Rubenstein, 68 Wheatley Road, Brookville, New York 11545.

(8) Includes 64,664 shares of Common Stock subject to currently exercisable stock options owned by Mr. Lieber. Does not include (i) 571,963 shares of Common Stock held by Applewood, of which Mr. Lieber is a general partner, (ii) 382,696 shares of Common Stock issuable upon conversion of C Preferred Stock held by Applewood and (iii) 5,000 shares of Common subject to stock options which are not currently exercisable. Mr. Lieber disclaims beneficial ownership of the shares of Common Stock held by Applewood, except to the extent of his equity interest therein. The address of Irwin Lieber is 767 Fifth Avenue, 45th Floor, New York, New York 10153.

(9) Includes (i) 45,057 shares of Common Stock subject to currently exercisable stock options issued to Mr. Olsen pursuant to the Stock Option Plan. Does not include 49,305 shares of Common Stock subject to stock options which are not currently exercisable.

(10) Includes 44,893 shares of Common Stock subject to stock options issued to Mr. Fish pursuant to the Stock Option Plan. Does not include 49,292 shares Common Stock subject to stock options which are not currently exercisable.

(11) Includes 31,875 shares of Common Stock subject to stock options issued to Mr. Donohue pursuant to the Stock Option Plan. Does not include 61,875 of Common Stock subject to stock options which are not currently exercisable.

(12) Includes 16,250 shares of Common Stock subject to stock options issued to Mr. Harris pursuant to the Stock Option Plan. Does not include 48,750 shares Common Stock subject to stock options which are not currently exercisable.

(13) Includes 16,250 shares of Common Stock subject to stock options issued to Mr. Westbrook pursuant to the Stock Option Plan. Does not include 48,750 shares Common Stock subject to stock options which are not currently exercisable.

(14) Includes 15,000 shares of Common Stock subject to stock options issued to Mr. Ranum pursuant to the Stock Option Plan. Does not include 5,000 shares Common Stock subject to stock options which are not currently exercisable.


ITEM 12. Certain Relationships and Related Transactions

         In February and April 1997, the Company issued an aggregate principal amount of $1,000,000 of notes bearing interest at the rate of 6% per annum, and warrants to purchase an aggregate of 139,679 shares of the Company's Common Stock at an exercise price of $6.44 per share in private financings (the "February and April 1997 Private Financings"). In connection with the February and April 1997 Private Financings, the Company issued (i) a promissory note in the principal amount of $250,000 and warrants to purchase 34,920 shares of Common Stock to Applewood Associates, L.P. ("Applewood"), a principal stockholder of the Company, and (ii) a promissory note in the principal amount of $50,000 and warrants to purchase 6,984 shares of Common Stock to Herb Karlitz. Barry Rubenstein, a director and a principal stockholder of the Company, and Irwin Lieber, a director of the Company, are general partners of Applewood. Herb Karlitz is the brother-in-law of Corey M. Horowitz, Chairman of the Board of Directors and a principal stockholder of the Company. In connection with the February and April 1997 Private Financings, Robert Russo, Vice President of Professional Services and Secretary of the Company, delivered to the Company for cancellation 39,110 shares of Common Stock in consideration of $630, and William H. Hancock, Chief Technology Officer and a director of the Company, delivered to the Company for cancellation 54,009 shares of Common Stock in consideration of $870.

         On August 30, 1996 the Company entered into an agreement (the "CMH Advisory Agreement"), as amended, with CMH Capital Management Corp. ("CMH"), a corporation wholly-owned by Corey M. Horowitz, Chairman of the Board of Directors and a principal stockholder of the Company, pursuant to which CMH agreed to render advisory services to the Company in consideration of fees of $12,500 per month for a period of two years and the issuance of warrants to purchase 31,040 shares of the Company's Common Stock at an exercise price of $8.05 per share and 31,040 shares of the Company's Common Stock at an exercise price of $6.44 per share (collectively, the "CMH Advisory Warrants"). In addition, the Company agreed that in the event it completes a merger or sale of substantially all of its assets prior to

January 15, 2001, CMH would be entitled to a cash fee equal to 2% of the value of the total consideration received in connection with such transaction. CMH agreed that the monthly fee of $12,500 would accrue until the Company completed a financing of a minimum of $5,000,000. On May 14, 1998, CMH agreed with the Company to convert accrued fees of $200,000 into 31,250 shares of Common Stock of the Company in full satisfaction of Company's fee obligation to CMH under the CMH Advisory Agreement.

         On August 8, 1997, CMH loaned the Company $100,000 at an interest rate of 8% per annum. As further consideration for such loan, the Company agreed to reduce the exercise price of all of the CMH Advisory Warrants to $3.22 per share. In addition, the Company agreed to reduce the exercise price of warrants to purchase 124,159 shares of Common Stock at an exercise price of $3.22 per share previously issued to Corey M. Horowitz on November 29, 1995 to $1.61 per share.

         On September 26, 1997, the Company issued to Applewood and CMH, principal stockholders of the Company, notes in the principal amounts of $350,000 and $50,000, respectively, bearing interest at the rate of 8% per annum, and warrants to purchase 62,080 and 8,869 shares of Common Stock, respectively (the "September 1997 Private Financing"). In connection with the September 1997 Private Financing, Robert Russo, Vice President of Professional Services and Secretary of the Company, William Hancock, Chief Technology Officer and a director of the Company, and Kenneth Conquest, then Vice President of Engineering of the Company, delivered to the Company for cancellation 112,373, 86,112 and 10,103 shares of Common Stock, respectively, for an aggregate consideration of $3,360.

         On November 21, 1997, CMH loaned the Company $50,000 at an interest rate of 8% per annum pending the Company's receipt of a certain accounts receivable. As additional consideration for the loan, the Company agreed to further reduce the exercise price of the CMH Advisory Warrants to $1.61 per share from $3.22 per share. The aforementioned loan was repaid in full by the Company on December 12, 1997.

         From March 2, 1998 through May 14, 1998, the Company issued an aggregate principal amount of $1,750,000 of notes, bearing interest at the rate of 8% per annum, and warrants to purchase up to 325,919 shares of Common Stock at an exercise price of $4.83 per share (the "1998 Private Financing"). In connection with the 1998 Private Financing, Applewood purchased a $1,300,000 principal amount note and warrants to purchase 242,111 shares of Common Stock, CMH purchased a $50,000 note and warrants to purchase 9,312 shares of Common Stock, Mr. Horowitz purchased a $50,000 principal amount note and warrants to purchase 9,312 shares of Common Stock and Herb Karlitz purchased a $25,000 principal amount note and warrants to purchase 4,656 shares of Common Stock, at purchase prices of $1,900,000, $50,000, $50,000, and $25,000, respectively. In connection with the 1998 Private Financing, Messrs. Russo and Hancock delivered to the Company for cancellation 38,800 and 23,280 shares of Common Stock, respectively, for an aggregate consideration of $1,000.

         As part of the 1998 Private Financing, in consideration of Applewood's investment of $1,000,000 in May 1998, the Company, CMH and Applewood entered into an advisory agreement, which amended the CMH Advisory Agreement, pursuant to which the Company agreed to increase the cash fee payable to CMH, if the Company completes a merger or sale of all or substantially all its assets at any time up to January 15, 2001, from 2% to 3% of the value of the total consideration received by the Company, and CMH agreed to share such consideration with Applewood. As further consideration for Applewood's $1,000,000 investment in May 1998, each of CMH, Mr. Horowitz, Security Partners, L.P., Messrs. Russo, Hancock and Conquest agreed that for a period of 24 months from the consummation of the Company's initial public offering (until November 17, 2000), they would not sell in the public market any securities of the Company owned by them without the consent of Applewood, unless 60% of the securities owned by Applewood and affiliated parties have been sold.

         On July 8, 1998, the Company entered into an exchange agreement with certain holders of outstanding warrants and options pursuant to which the Company issued an aggregate of 596,741 shares of its Common Stock in exchange for cancellation of outstanding warrants and options to purchase 789,521 shares of the Company's Common Stock. Pursuant to such agreement, Applewood exchanged warrants to purchase 339,111 shares of Common Stock, at exercise prices of $4.83 and $6.44 per share, for 261,565 shares of Common Stock, Mr. Horowitz and CMH, exchanged warrants to purchase an aggregate of 151,652 shares of Common Stock, at exercise prices ranging from $1.61 to $4.83, for 131,267 shares of Common Stock and Herb Karlitz exchanged warrants to purchase 11,640 shares of Common Stock, at exercise prices of $4.83 and $6.44 per share, for 8,572 shares of Common Stock.

         On September 11, 1998, the Company entered into a merger agreement with CommHome Systems Corp. ("CommHome"), effective upon consummation of the Company's initial public offering on November 17, 1998 (the "Public Offering"), pursuant to which the CommHome stockholders exchanged all of the outstanding common stock of CommHome for 35,000 shares of Common Stock of the Company. The Company assumed liabilities of CommHome on the effective date of the merger of approximately $185,000, which included $55,000 and $50,000 owed to Avi A. Fogel and Robert P. Olsen, respectively. Messrs. Fogel and Olsen received 6,875 and 6,250 shares, respectively, of the Company's Common Stock in full satisfaction of such indebtedness. Avi A. Fogel, President, Chief Executive Officer and a director of the Company, was also President and Chief Executive Officer of CommHome and owned 51% of the outstanding shares of CommHome.

         On October 1, 1998, the Company entered in an agreement with CMH to provide financial advisory services for the three-month period ending December 31, 1998 for which CMH received 10,000 shares of Common Stock.

         On October 19, 1998, Applewood loaned the Company $75,000 at an interest rate of 10% per annum which was repaid upon consummation of the Public Offering.

         On October 20, 1998, the Company entered into an agreement, effective upon consummation of the Public Offering, with certain of its holders of outstanding promissory notes, including accrued interest, of $3,204,888, pursuant to which the Company issued 562,836 shares of Series C Preferred Stock in exchange for the cancellation of promissory notes, including accrued interest, of $2,954,888. In accordance with the agreement, Applewood received 382,696 shares of Series C Preferred Stock in exchange for the cancellation of promissory notes, including accrued interest, of $2,009,156, Mr. Horowitz and CMH received an aggregate of 40,521 shares of Series C Preferred Stock in exchange for the cancellation of promissory notes, including accrued interest, of $212,734, Herb Karlitz received 12,260 shares of Series C Preferred Stock in exchange for the cancellation of promissory notes, including accrued interset, of $64,364 and Robert Graifman received 3,967 shares of Series C Preferred stock in exchange for the cancellation of promissory notes, including accrued interest, of $20,828. The balance of the promissory notes in the principal amount of $250,000 was repaid from the proceeds of the Public Offering, including indebtedness owed to Mr. Horowitz and CMH in the aggregate amount of $56,235.

         Upon consummation of the Public Offering, 333,334 shares of Series B Preferred Stock owned by Pisces Investors, L.P. ("Pisces") and 100,000 shares of Series B Preferred Stock owned by Security Partners, L.P. ("Security Partners") automatically converted into 206,933 shares and 62,080 shares of Common Stock, respectively. CMH is the general partner of Pisces and Security Partners. Mr. Horowitz and Herb Karlitz are limited partners of Security Partners. In addition, Robert Graifman, the brother-in-law of Mr. Horowitz, is a limited partner of Pisces and Security Partners.

         On January 13,1999, the Company entered into an agreement with Robert Russo, Vice President of Professional Services and Secretary of the Company, pursuant to which $71,615 of deferred salary owed to Mr. Russo was satisfied in full by the payment of $40,000 in cash and the issuance of 5,855 shares of the Company's Common Stock at a price per share of $5.40.

         On March 10, 1999, the Company entered into an agreement with William Hancock, Chief Technology Officer and a director, pursuant to which the Company agreed to loan to Mr. Hancock up to $100,000, at an interest rate of 6.5% per annum, to be used by Mr. Hancock to satisfy certain outstanding personal tax obligations. In consideration for such loan, Mr. Hancock pledged 50,000 shares of Common Stock of the Company as security for the repayment of the loan. As of April 5, 1999, the Company had loaned Mr. Hancock $20,513 pursuant to the agreement.

         The Company believes that the aforementioned transactions with its officers, directors and principal stockholders and their affiliates were on terms no less favorable than could have been obtained from unaffiliated third parties. However, prior to July 1998, the Company lacked sufficient disinterested independent directors at the time of certain of such transactions. All future transactions, including loans, between the Company and its officers, directors and stockholders beneficially owning 5% or more of the Company's outstanding voting securities, or affiliates of such persons, will be for bona fide business purposes and will be on terms no less favorable to the Company than could be obtained in arm's length transactions from unaffiliated third parties. Further, all such transactions and loans and any forgiveness of indebtedness owed by such persons to the Company must be approved by a majority of the Company's independent directors who do not have an interest in the transactions and who have access, at the Company's expense, to the Company's or independent legal counsel.

ITEM 13. Exhibits and Reports on Form 8-K

(a)      Exhibits

    Number              Description of Exhibit
    2.1                 Merger Agreement, dated September 11, 1998, between the
                        Company and CommHome Systems Corporation*

    3.1                 Certificate of Incorporation of the Company, as amended
                        (includes Form of Certificate of Designation of Series C
                        Preferred Stock)*

    3.2                 By-laws of the Company, as amended*

    4.1                 Form of Common Stock Certificate*

    4.2                 Company's Stock Option Plan, as amended*

    10.1                Employment Agreement, dated May 18, 1998, between the
                        Company and Avi A. Fogel, and amendment, dated May 30,
                        1998*

    10.2                Employment Agreement, dated May 18, 1998, between the
                        Company and Robert P. Olsen*

    10.3                Employment Agreement, dated May 19, 1998, between the
                        Company and Murray P. Fish*

    10.4                Employment Agreement, dated June 30, 1998, between the
                        Company and William Hancock*

    10.5                Employment Agreement, dated April 4, 1994, between the
                        Company and Robert Russo, and amendments, dated February
                        16, 1996 and September 10, 1998*

    10.6 Waiver, dated June 30, 1998, of salary increases by William Hancock and Robert Russo*

    10.7 Lease and Service Agreement, dated June 5, 1998, between the Company and Alliance Wellesley L.P.*

    10.8                Lease, dated June 29, 1994, between the Company and
                        Greenview Limited Partnership*

    10.9 Agreement, dated August 30, 1996, between the Company and CMH Capital Management Corp. ("CMH"), with respect to advisory services, and amendments, dated January 15, 1997, and January 30, 1997*

    10.10 Agreement, dated May 14, 1998, between the Company, CMH and Applewood Associates, L.P. with respect to advisory services*

    10.11               Master Software License Agreement, dated November 10,
                        1997, between the Company and Electronic Data System
                        Corporation, and amendment, dated May 29, 1998*

    10.12 Software Distribution Agreement, dated June 5, 1997, between the Company and Trusted Information Systems,
                        Inc.*

    10.13               Software Distribution Agreement, dated September 26,
                        1997, between the Company and Trusted Information
                        Systems, Inc.*

    Number              Description of Exhibit
    10.14               Reseller Agreement, dated April 17, 1998, between the
                        Company and Aventail Software Corporation *

    10.15               Agreement, dated January 31, 1997, among the Company,
                        Robert Russo and William Hancock, in which Messrs. Russo and Hancock surrendered shares of Common Stock*

    10.16               Agreement, dated September 26, 1997, between the
                        Company, Robert Russo, William Hancock, and Kenneth
                        Conquest, in which Messrs. Russo, Hancock, and Conquest surrendered shares of Common Stock*

    10.17               Agreement, dated May 14, 1998, among the Company, Robert
                        Russo and William Hancock, in which Messrs. Russo and
                        Hancock surrendered shares of Common Stock*

    10.18               Agreement, dated May 14, 1998, between the Company and
                        CMH, in connection with the issuance of shares for advisory fees*

    10.19               Exchange Agreement, dated July 8, 1998, between the
                        Company and certain of its holders of outstanding warrants and options*

    10.20               Employment Agreement, dated July 31, 1998, between the
                        Company and Joseph A. Donohue*

    10.21               Employment Agreement, dated August 24, 1998, between the
                        Company and Joseph D. Harris*

    10.22 Agreement, dated October 1, 1998, between the Company and CMH, with respect to advisory services*

    10.23 Agreement, dated October 20, 1998, between the Company and certain of its holders of promissory notes*

    10.24 Employment Agreement, dated December 12, 1998, between the Company and Lance Westbrook**

    10.25               Agreement of Sublease, dated December 24, 1998, between
                        PAREXEL International Corporation and the Company and
                        Consent to Sublease, dated January 14, 1999, between
                        Boston Properties Limited Partnership, PAREXEL
                        International Corporation and the Company.**

    10.26 Agreement, dated January 13, 1999, between the Company and Robert Russo relating to deferred salary.**

    10.27               Agreement, dated March 10, 1999, between the Company and
                        William Hancock and Pledge and Escrow Agreement, dated
                        March 10, 1999, relating to $100,000 loan.**

    21.1                List of Subsidiaries of the Company*.

    27.1                Financial Data Schedule.**

-----------------------
         * Incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement on Form SB-2 (File Number 333-59617).

         **   Filed herewith.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

NETWORK-1 SECURITY SOLUTIONS, INC.


CONTENTS

                                                                                                                      PAGE
                                                                                                                      ----
INDEX TO FINANCIAL STATEMENTS

   Independent auditors' report                                                                                       F-2

   Balance sheets as of December 31, 1998 and 1997                                                                    F-3

   Statements of operations for the years ended December 31, 1998 and 1997                                            F-4

   Statements of stockholders' equity (deficiency) for the years ended December 31, 1998 and 1997                     F-5

   Statements of cash flows for the years ended December 31, 1998 and 1997                                            F-6

   Notes to financial statements                                                                                      F-7

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Network-1 Security Solutions, Inc.
Waltham, Massachusetts


We have audited the accompanying balance sheets of Network-1 Security Solutions, Inc. (the "Company") as of December 31, 1998 and 1997 and the related statements of operations, stockholders' equity (deficiency) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Network-1 Security Solutions, Inc. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP

New York, New York
February 18, 1999

With respect to Note K[2]
March 11, 1999

NETWORK-1 SECURITY SOLUTIONS, INC.


BALANCE SHEETS

                                                                                                         DECEMBER 31,
                                                                                                    ---------------------
                                                                                                        1998        1997
                                                                                                    ---------     --------
ASSETS
Current assets:
   Cash and cash equivalents                                                                   $     6,423,000  $       60,000
   Accounts receivable - net of allowance for doubtful accounts
      of $151,000 and $70,000, respectively                                                            249,000         435,000
   Prepaid expenses and other current assets                                                           119,000          30,000
                                                                                               ---------------  --------------
        Total current assets                                                                         6,791,000         525,000
Equipment and fixtures                                                                                 415,000         400,000
Capitalized software costs - net                                                                       925,000       1,258,000
Security deposits                                                                                       37,000         131,000
Deferred offering costs                                                                                                 90,000
                                                                                               ---------------  --------------
                                                                                               $     8,168,000  $    2,404,000
                                                                                               ---------------  --------------
                                                                                               ---------------  --------------
LIABILITIES
Current liabilities:
   Accounts payable                                                                            $       420,000  $      776,000
   Accrued fee - related party                                                                                         138,000
   Accrued expenses and other current liabilities                                                      406,000         201,000
   Current portion of capital lease obligations                                                                          8,000
   Deferred revenue                                                                                    103,000          63,000
                                                                                               ---------------  --------------

        Total current liabilities                                                                      929,000       1,186,000

Notes payable - related parties, net of discount                                                                       564,000
Notes payable - others, net of discount                                                                                670,000
Interest payable - related parties                                                                                      24,000
Interest payable - others                                                                                               35,000
                                                                                               ---------------  --------------

                                                                                                       929,000       2,479,000
                                                                                               ---------------  --------------

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock - $.01 par value; authorized 5,000,000 shares;
   Series A - 10% cumulative, none issued and outstanding
   Series B - 500,000 shares issued and outstanding - December 31, 1997                                                  5,000
   Series C - 562,836 shares issued and outstanding - December 31, 1998                                  6,000
Common stock - $.01 par value; authorized 25,000,000 shares;
   4,366,520 and 1,706,037 shares issued and outstanding                                                44,000          17,000
Additional paid-in capital                                                                          20,819,000       7,373,000
Accumulated deficit                                                                                (13,247,000)     (7,470,000)
Unearned portion of compensatory stock options                                                        (383,000)
                                                                                               ---------------  --------------

                                                                                                     7,239,000         (75,000)
                                                                                               ---------------  --------------

                                                                                               $     8,168,000  $    2,404,000
                                                                                               ---------------  --------------
                                                                                               ---------------  --------------


SEE NOTES TO FINANCIAL STATEMENTS                                            F-3

NETWORK-1 SECURITY SOLUTIONS, INC.


STATEMENTS OF OPERATIONS

                                                                                                          YEAR ENDED
                                                                                                         DECEMBER 31,
                                                                                                ------------------------------
                                                                                                       1998            1997
                                                                                                -------------   --------------
Revenues:
   Licenses                                                                                     $     569,000   $   1,132,000
   Royalties                                                                                                          500,000
   Services                                                                                         1,262,000         737,000
                                                                                                -------------   -------------
                                                                                                    1,831,000       2,369,000
                                                                                                -------------   -------------
Cost of revenues:
   Amortization of software development costs                                                         533,000         321,000
   Cost of licenses                                                                                   166,000         176,000
   Cost of services                                                                                   790,000         418,000
                                                                                                -------------   -------------

                                                                                                    1,489,000         915,000
                                                                                                -------------   -------------
Gross profit                                                                                          342,000       1,454,000
                                                                                                -------------   -------------

Operating expenses:
   Product development costs                                                                          664,000         792,000
   Selling and marketing                                                                            1,277,000         926,000
   General and administrative                                                                       2,555,000       1,573,000
   Write-off of in-process research and development                                                   469,000
                                                                                                -------------   -------------

                                                                                                    4,965,000       3,291,000
                                                                                                -------------   -------------
Loss from operations                                                                               (4,623,000)     (1,837,000)
Interest expense, including amortization of debt discount - net                                    (1,154,000)       (553,000)
                                                                                                -------------   -------------


NET LOSS                                                                                        $  (5,777,000)  $  (2,390,000)
                                                                                                -------------   -------------
                                                                                                -------------   -------------

LOSS PER SHARE - BASIC AND DILUTED                                                                 $(2.56)          $(1.29)
                                                                                                -------------   -------------
                                                                                                -------------   -------------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED                                   2,257,920       1,855,244
                                                                                                -------------   -------------
                                                                                                -------------   -------------


SEE NOTES TO FINANCIAL STATEMENTS                                            F-4

NETWORK-1 SECURITY SOLUTIONS, INC.


STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)



                                                                 PREFERRED STOCK           COMMON STOCK
                                                                -----------------      -------------------
                                                                SHARES     AMOUNT      SHARES       AMOUNT
                                                                ------     ------      ------       ------
BALANCE - DECEMBER 31, 1996                                     500,000   $  5,000    2,004,951   $  20,000
Issuance of common stock and warrants for services rendered                               2,794
Warrants issued in connection with debt financing
Repurchase and retirement of common shares                                             (301,708)     (3,000)
Net loss
                                                              ---------   --------   ----------   ---------

BALANCE - DECEMBER 31, 1997                                     500,000      5,000    1,706,037      17,000
Common stock options issued to Chief Executive Officer
Amortization of compensatory stock options
Issuance of common stock, warrants and options for
   services rendered and payment of liability                                            51,256       1,000
Warrants issued in connection with debt financing
Repurchase and retirement of common shares                                              (62,080)
Conversion of warrants to stock at discount as part of
   debt re-financing                                                                    596,741       6,000
Conversion of Series B preferred stock                         (500,000)    (5,000)     310,399       3,000
Acquisition of CommHome                                                                  64,167
Issuance of common stock for cash - initial public offering                           1,700,000      17,000
Issuance of Series C preferred stock                            562,836      6,000
Net loss
                                                              ---------   --------   ----------   ---------

BALANCE - DECEMBER 31, 1998                                     562,836   $  6,000    4,366,520   $  44,000
                                                              ---------   --------   ----------   ---------
                                                              ---------   --------   ----------   ---------


                                                                                               UNEARNED
                                                               ADDITIONAL                     PORTION OF
                                                                PAID-IN       ACCUMULATED    COMPENSATORY
                                                                CAPITAL         DEFICIT      STOCK OPTIONS      TOTAL
                                                             ------------    ------------    -------------   -----------
BALANCE - DECEMBER 31, 1996                                  $  6,446,000    $ (5,080,000)                   $ 1,391,000
Issuance of common stock and warrants for services rendered       163,000                                        163,000
Warrants issued in connection with debt financing                 766,000                                        766,000
Repurchase and retirement of common shares                         (2,000)                                        (5,000)
Net loss                                                                       (2,390,000)                    (2,390,000)
                                                             ------------    ------------                    -----------

BALANCE - DECEMBER 31, 1997                                     7,373,000      (7,470,000)                       (75,000)
Common stock options issued to Chief Executive Officer            938,000                      $(938,000)              0
Amortization of compensatory stock options                                                       555,000         555,000
Issuance of common stock, warrants and options for
   services rendered and payment of liability                     499,000                                        500,000
Warrants issued in connection with debt financing                 766,000                                        766,000
Repurchase and retirement of common shares                         (1,000)                                        (1,000)
Conversion of warrants to stock at discount as part of
   debt re-financing                                               (6,000)                                             0
Conversion of Series B preferred stock                              2,000                                              0
Acquisition of CommHome                                           385,000                                        385,000
Issuance of common stock for cash - initial public offering     7,914,000                                      7,931,000
Issuance of Series C preferred stock                            2,949,000                                      2,955,000
Net loss                                                                       (5,777,000)                    (5,777,000)
                                                             ------------    ------------   ------------     -----------

BALANCE - DECEMBER 31, 1998                                  $ 20,819,000    $(13,247,000)   $(383,000)      $ 7,239,000
                                                             ------------    ------------   ------------     -----------
                                                             ------------    ------------   ------------     -----------



SEE NOTES TO FINANCIAL STATEMENTS                                            F-5

NETWORK-1 SECURITY SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

                                                                                                           YEAR ENDED
                                                                                                           DECEMBER 31,
                                                                                                      ----------------------
                                                                                                         1998         1997
                                                                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                    $    (5,777,000) $  (2,390,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Amortization of debt discount                                                                  1,031,000        500,000
      Issuance of common stock and warrants for services rendered                                      917,000        163,000
      Issuance of preferred stock for payment of interest                                              147,000
      Provision for doubtful accounts                                                                   81,000         65,000
      Depreciation and amortization                                                                    696,000        481,000
      Write-off of purchased research and development                                                  469,000
      Changes in:
        Accounts receivable                                                                            105,000       (309,000)
        Prepaid expenses and other current assets                                                      (89,000)
        Accounts payable, accrued expenses and other current liabilities                              (151,000)       744,000
        Deferred revenue                                                                                40,000         38,000
                                                                                               ---------------  -------------

           Net cash used in operating activities                                                    (2,531,000)      (708,000)
                                                                                               ---------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of equipment and fixtures                                                             (178,000)       (42,000)
   Capitalized software costs                                                                         (200,000)      (850,000)
   Cost of acquisition of CommHome, net of cash acquired                                               (84,000)
   Security deposits                                                                                    94,000         62,000
                                                                                               ---------------  -------------

           Net cash used in investing activities                                                      (368,000)      (830,000)
                                                                                               ---------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable and warrants                                              1,825,000      1,550,000
   Repayment of notes payable                                                                         (575,000)       (50,000)
   Net proceeds from initial public offering                                                         8,021,000
   Repayment of capital lease obligations                                                               (8,000)       (24,000)
   Purchase of treasury shares                                                                          (1,000)        (5,000)
   Deferred offering costs                                                                                            (90,000)
                                                                                               ---------------  -------------

           Net cash provided by financing activities                                                 9,262,000      1,381,000
                                                                                               ---------------  -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                 6,363,000       (157,000)
Cash and cash equivalents - beginning of year                                                           60,000        217,000
                                                                                               ---------------  -------------


CASH AND CASH EQUIVALENTS - END OF YEAR                                                        $     6,423,000  $      60,000
                                                                                               ---------------  -------------
                                                                                               ---------------  -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for interest                                                      $        10,000  $       1,000
   Noncash transactions:
      Issuance of preferred stock in connection with repayment of debt                         $     2,955,000
      Issuance of common stock in connection with acquisition of subsidiary                    $       385,000


SEE NOTES TO FINANCIAL STATEMENTS                                            F-6

NETWORK-1 SECURITY SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE A - THE COMPANY AND BASIS OF PRESENTATION

Network-1 Security Solutions, Inc. (the "Company") develops, markets, licenses and supports its proprietary network security software products designed to provide comprehensive security to computer networks. The Company also provides maintenance and network consulting and training services.

On July 17, 1998, the stockholders approved a 1:1.610831 reverse split of the outstanding shares of the Company's common stock. The accompanying financial statements have been retroactively adjusted to reflect the split and all references to numbers of common shares, options, warrants and per share amounts have been restated to give effect to the split.


NOTE B - SIGNIFICANT ACCOUNTING POLICIES

[1]      CASH EQUIVALENTS:

      The Company considers all highly liquid short-term investments purchased with a maturity of three months or less to be cash equivalents.

[2]      REVENUE RECOGNITION:

      In October 1997, the AICPA issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition," which the Company adopted, effective January 1, 1997. Such adoption had no effect on the Company's methods of recognizing revenue from its license and service activities.

      License revenue is recognized upon delivery of software or delivery of a required software key. Service revenues consist of maintenance, consulting and training services. Annual renewable maintenance fees are a separate component of each contract, and are recognized ratably over the contract term. Consulting and training revenues are recognized as such services are performed.

[3]      EQUIPMENT AND FIXTURES:

      Equipment and fixtures are stated at cost and are depreciated using the straight-line method over their estimated useful lives of five years.

[4]      SOFTWARE DEVELOPMENT COSTS:

      Costs to maintain developed programs and development costs incurred to establish the technological feasibility of computer software are expensed as incurred. The Company capitalizes costs incurred in producing computer software after technological feasibility of the software has been established. Such costs are amortized based on current and estimated future revenue of each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. The Company estimates the economic life of its software to be three years. At each balance sheet date, the unamortized capitalized software costs of each product are compared with the net realizable value of that product and any excess capitalized costs are written off.

NETWORK-1 SECURITY SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[5]      INCOME TAXES:

      The Company utilizes the liability method of accounting for income taxes. Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect at the balance sheet date. The resulting asset or liability is adjusted to reflect enacted changes in tax law.

[6]      LOSS PER SHARE:

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

[7]      USE OF ESTIMATES:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[8]      FINANCIAL INSTRUMENTS:

      The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

[9]      STOCK-BASED COMPENSATION:

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and to disclose the pro forma effect on net loss per share had the fair value of options been expensed. Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the estimated market value of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

NETWORK-1 SECURITY SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE C - EQUIPMENT AND FIXTURES

Equipment and fixtures are summarized as follows:

                                                                                          DECEMBER 31,
                                                                                   -------------------------
                                                                                       1998          1997
                                                                                   -----------   -----------
       Office and computer equipment                                               $   839,000   $   661,000
       Furniture and fixtures                                                           59,000        59,000
       Leasehold improvements                                                            5,000        46,000
                                                                                   -----------   -----------

                                                                                       903,000       766,000
       Less accumulated depreciation                                                  (488,000)     (366,000)
                                                                                   -----------   -----------
                                                                                   $   415,000   $   400,000
                                                                                   -----------   -----------
                                                                                   -----------   -----------

NOTE D - CAPITALIZED SOFTWARE COSTS

                                                                                             YEAR ENDED
                                                                                            DECEMBER 31,
                                                                                   ------------------------------
                                                                                        1998            1997
                                                                                   -------------   -------------
       Balance, beginning of year (net of accumulated amortization)                $   1,258,000   $     729,000
       Additions                                                                         200,000         850,000
       Amortization                                                                     (533,000)       (321,000)
                                                                                   -------------   -------------


       Balance, end of year (net of accumulated amortization)                      $     925,000   $   1,258,000
                                                                                   -------------   -------------
                                                                                   -------------   -------------

NOTE E - NOTES PAYABLE

Effective with the Company's initial public offering, the Company issued 562,836 shares of Series C preferred stock in exchange for cancellation of certain promissory notes then outstanding which, with accrued interest, aggregated $2,955,000. In addition, the Company repaid the balance owed on the remaining notes, a total of $509,000 from the proceeds of the initial public offering.

The notes which were cancelled or repaid consisted of the following:

(1) During the year ended December 31, 1998, the Company borrowed in the aggregate $1,750,000 bearing interest at 8% ($1,400,000 of which was payable to related parties). In connection therewith, the Company issued ten-year warrants valued at $766,000 to purchase 325,919 shares of the Company's common stock at an exercise price of $4.83 per share, increasing the effective interest rate to 92%. During 1998, the Company also borrowed $75,000 at an interest rate of 10%.

(2) During the year ended December 31, 1997, the Company borrowed in the aggregate $1,500,000 at interest rates between 6% - 8%. Of such amount, $750,000 was owed to related parties. In connection with the issuance of the notes, the Company issued ten-year warrants with an aggregate value of $617,000 to purchase 210,628 shares of the Company's common stock at exercise prices ranging from $4.83 to $6.44 per share, increasing the effective interest rates on the notes to 86% - 94%.

NETWORK-1 SECURITY SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE E - NOTES PAYABLE (CONTINUED)

(3) In connection with the issuance of a $100,000 note to a corporation wholly owned by the Chairman of the Board and a principal stockholder of the Company, the Company agreed to reduce the exercise price of previously issued warrants to the noteholder from $6.44 per share (31,040 shares) and $8.05 per share (31,040 shares) to $3.22 per share. In addition, the Company agreed to reduce the exercise price of warrants to purchase 124,159 shares of common stock at an exercise price of $3.22 per share previously issued to the noteholder to $1.61 per share. The Company valued the modified warrants at $45,000 in excess of the value ascribed to the original warrants, increasing the effective interest rate to 96%. The warrants exercisable at $3.22 per share were further reduced to $1.61 per share in connection with the issuance in November 1997 of a note for $50,000 to the same corporation referred to above which was repaid in December 1997. This modification was valued at $22,000 in excess of the value ascribed to the warrants as previously modified.

         The proceeds from the issuance of the notes were allocated to the debt and the warrants based on their estimated fair values. The Company estimated the fair value of these warrants using the Black-Scholes pricing model and has accounted for this amount as a debt discount which it amortized over the life of the debt.

         Interest expense for the years ended December 31, 1998 and 1997 includes $928,000 and $267,000, respectively, of interest and amortization of debt discount on notes to related parties.

NOTE F - STOCKHOLDERS' EQUITY

[1]      PREFERRED STOCK:

      At December 31, 1998, the Company has outstanding 562,836 shares of Series C convertible preferred stock. Such stock is convertible on a 1-to-1 basis into common shares, has identical voting rights as the Company's common stock and is entitled to equivalent dividends and distributions as those paid on shares of common stock. The holders of the Series C convertible preferred stock are entitled to a liquidation preference of $5.25 per share plus any declared but unpaid dividends before any payments are made to holders of common stock, in the event of liquidation, dissolution or winding up of the Company or, if elected by a majority of the outstanding shares of Series C convertible preferred stock, upon the sale of all or substantially all of the assets of the Company or a merger of the Company into any other entity.

      Series B convertible preferred stock aggregating 500,000 shares automatically converted into 310,399 shares of common stock upon the Company's initial public offering.

[2]      STOCK OPTIONS AND WARRANTS:

      During 1996, the Board of Directors and stockholders approved the adoption of the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan, as amended, provides for the granting of both incentive and non-qualified options to purchase up to 1,050,000 shares of common stock of the Company.

      The term of options granted under the 1996 Plan may not exceed ten years (five years in the case of an incentive stock option granted to an optionee owning more than 10% of the voting stock of the Company). The option price for incentive stock options can not be less than 100% of the fair market value of the shares of common stock at the time the option is granted (110% for a 10% stockholder). The exercise price for non-qualified options is set by the Compensation Committee in its discretion.

NETWORK-1 SECURITY SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE F - STOCKHOLDERS' EQUITY  (CONTINUED)

[2]      STOCK OPTIONS AND WARRANTS:  (CONTINUED)

      The following table summarizes the activity under the 1996 Plan:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------------------------
                                                                               1998                          1997
                                                                   -----------------------------  -------------------------
                                                                                      WEIGHTED                    WEIGHTED
                                                                                      AVERAGE                     AVERAGE
                                                                                      EXERCISE                    EXERCISE
                                                                       SHARES          PRICE        SHARES         PRICE
                                                                   ------------    ------------   ----------     ----------
          Options outstanding at beginning of year                      184,687         $5.72        104,139        $6.44
          Granted                                                     1,186,140          6.13        159,700         5.54
          Cancelled                                                    (464,880)         6.50        (79,152)        6.30
                                                                   ------------                   ----------

          Options outstanding at end of year                            905,947          5.85        184,687         5.72
                                                                   ------------                   ----------
                                                                   ------------                   ----------
          Options exercisable at end of year                            372,621          5.70        184,687         5.72
                                                                   ------------                   ----------
                                                                   ------------                   ----------

      The following table presents information relating to stock options pursuant to the 1996 Plan outstanding and exercisable at December 31, 1998:

                                                                                           WEIGHTED AVERAGE
                              SHARES             SHARES           WEIGHTED AVERAGE            REMAINING
                            EXERCISABLE       OUTSTANDING          EXERCISE PRICE           LIFE IN YEARS
                            -----------       -----------         ----------------         ----------------
                               63,011             63,011               $4.83                      9.09
                               98,094            184,628                5.60                      9.42
                              204,366            630,008                6.00                      9.84
                                6,350             27,500                6.50                     10.00
                                  800                800                5.40                     10.00
                         ------------       ------------
                                                 905,947                5.85                      9.71
                                            ------------
                                            ------------
                              372,621                                   5.70                      9.61
                         ------------
                         ------------



      The weighted average fair value at date of grant for options granted during the year ended December 31, 1998 and 1997, were $2.62 and $2.77 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following weighted average assumptions:

                                                                                             DECEMBER 31,
                                                                                        ---------------------
                                                                                           1998       1997
                                                                                        ---------   ---------
                           Risk-free interest rates                                        5.04%      6.50%
                           Expected option life in years                                      6          6
                           Expected stock price volatility                                   40%        40%
                           Expected dividend yield                                            0%         0%

NETWORK-1 SECURITY SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE F - STOCKHOLDERS' EQUITY  (CONTINUED)

[2]      STOCK OPTIONS AND WARRANTS:  (CONTINUED)

      Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by SFAS 123, net loss for the years ended December 31, 1998 and 1997 would have been $(8,216,000) and $(2,830,000) or $(3.64) per share and $(1.53) per share, respectively.

[3] On July 8, 1998, the Company entered into an agreement with certain of its option and warrant holders pursuant to which the Company issued 596,741 shares of its common stock in exchange for cancellation of outstanding warrants to purchase 789,521 shares of the Company's common stock.

       In addition, to options issued under the 1996 Plan, the Company has the following warrants and options referred to in Note G[3] to purchase common stock outstanding as of December 31, 1998:

                  NUMBER
                    OF                                         EXERCISE
                  SHARES                                         PRICE
               -----------                                    -----------
                   62,080                                     $1.61
                  357,735                                      2.42
                    6,208                                      6.04
                  111,743                                      6.44
                  170,000                                      9.30
                   93,120                                      9.66
               ----------
                  800,886
               ----------
               ----------

[4]      INITIAL PUBLIC OFFERING:

       On November 12, 1998 the Company issued 1,700,000 shares of its common stock in an initial public offering and received net proceeds therefrom aggregating $7,931,000.


NOTE G - COMMITMENTS AND CONTINGENCIES

[1]      OPERATING LEASES:

      The Company leases office facilities in Massachusetts and Texas under operating leases expiring through 2001. Rental commitments for the remaining term of these leases are as follows:

                   YEAR ENDING
                   DECEMBER 31,
                   -------------
                     1999                                     $   254,000
                     2000                                         243,000
                     2001                                         162,000
                                                              -----------
                                                              $   659,000
                                                              -----------
                                                              -----------

      Rental expense for the years December 31, 1998 and 1997 aggregated $125,000 and $146,000, respectively.

NETWORK-1 SECURITY SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE G - COMMITMENTS AND CONTINGENCIES  (CONTINUED)

[2]      SOFTWARE DISTRIBUTION AGREEMENTS:

(a) In June 1997, the Company entered into a software distribution agreement pursuant to which the Company licensed, on a nonexclusive basis, the right to incorporate and/or bundle certain technology of the Company, with the customer's products. In connection therewith, the Company, which is entitled to royalties based on the customer's sales, received a $500,000, nonrefundable prepaid royalty, for the year ended December 31, 1997. In October 1998, the customer terminated the license agreement effective December 31, 1998.

(b) In September 1997, the Company entered into a software distribution agreement, pursuant to which the Company has the right to incorporate certain technology into its software. The Company is required to make certain royalty payments based on unit sales as defined. The Company is obligated to pay a minimum of $100,000 in royalties pursuant to the agreement for the period September 1997 to March 30, 1999. As of December 31, 1998 and 1997, accrued royalty payable was approximately $90,000 and $29,000, respectively.

(c) In July 1996, the Company entered into an agreement pursuant to which certain technology was developed for the Company. The Company is required to make certain royalty payments based on unit sales as defined, up to a maximum royalty payment of $100,000. For the years ended December 31, 1998 and 1997, royalties owed pursuant to such agreement were not significant.

[3]      EMPLOYMENT AGREEMENTS:

      In May 1998, the Company entered into an employment agreement with its President and Chief Executive Officer which provides for a base salary of $150,000, subject to annual increases of up to 20% by the Board of Directors at its discretion. The agreement also provides for an annual bonus of up to $50,000 as determined by the Board of Directors in its discretion. The agreement expires in May 2002. In connection therewith, the Company granted the President a five-year option to purchase 294,879 shares of the Company's common stock at an exercise price of $2.42 per share. The option vests 34% immediately and then 22% per year thereafter. As the estimated fair value of the Company's common stock at the date of grant of the option ($5.60 per share) was in excess of the exercise price, the Company will incur aggregate compensation expense of approximately $938,000 over the service period.

      The Company has employment agreements with seven other officers: one such officer's agreement has a remaining salary of $30,000 through April 1999; the aggregate annual salaries of the others are $760,000 through May and December 2001 with respect to six officers. Certain of the agreements provide for the granting of bonuses at the discretion of the Board of Directors, as well as options to purchase shares of common stock.

      Aggregate salary commitments pursuant to employment agreements are $809,000, $940,000, $910,000, $585,000 and $56,000 for 1998, 1999, 2000,
      2001 and 2002, respectively.

[4]      SAVINGS AND INVESTMENT PLAN:

      The Company has a Savings and Investment Plan which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986. The Company also may make discretionary annual matching contributions in amounts determined by the Board of Directors, subject to statutory limits. The Company did not make any contributions to the 401(k) Plan during the years ended December 31, 1998 and 1997.

NETWORK-1 SECURITY SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE G - COMMITMENTS AND CONTINGENCIES  (CONTINUED)

[5]      FINANCIAL ADVISORY AGREEMENT:

      The Company had a financial advisory agreement with a corporation owned by the Chairman of the Board and a principal stockholder, which expired in August 1998. Pursuant to such agreement, monthly fees of $12,500 were to be paid to such corporation, and the Company issued two 7-year warrants, each to purchase up to 31,040 shares of common stock at an exercise price of $6.44 and $8.05, respectively. Such exercise prices were subsequently reduced to an exercise price of $1.61 per share (see Note E[3]). The Company also agreed to pay such corporation and another corporation, which is a principal stockholder of the Company, a cash fee equal to 3% of the total proceeds or other consideration received in connection with a merger or sale of substantially all of the Company's assets completed by January 2001. Expenses under the agreement, including amortization of the value ascribed to the warrants, included in general and administrative expenses, for the years ended December 31, 1998 and 1997 were $125,000 and $253,000, respectively.

      On May 14, 1998, the Company issued 31,250 shares of common stock to this entity in satisfaction of amounts owed pursuant the financial advisory agreement.

      In October 1998, the Company entered into a financial advisory agreement with the corporation referred to above, which expires in January 1999. Pursuant to such agreement, the Company issued 10,000 shares of common stock at an exercise price of $5.25 to this entity in full satisfaction of its obligations pursuant to the financial advisory agreement.


NOTE H - INCOME TAXES

The principal components of deferred tax assets and valuation allowance are as follows:

                                                                                          YEAR ENDED
                                                                                         DECEMBER 31,
                                                                                ----------------------------
                                                                                     1998             1997
                                                                                ------------      ----------
      Deferred tax assets:

         Net operating loss carryforwards                                       $  4,038,000     $ 2,122,000
         Warrants and options issued for compensation
            not yet deducted for tax purposes                                        421,000         525,000
         Other                                                                        57,000         261,000
                                                                                 -----------      ----------
                                                                                   4,516,000       2,908,000
      Valuation allowance                                                         (4,516,000)     (2,908,000)
                                                                                 -----------      ----------
      Net deferred tax asset                                                    $          0      $        0
                                                                                 -----------      ----------
                                                                                 -----------      ----------


The Company has recorded a valuation allowance for the full amount of its deferred tax assets as the likelihood of its future realization cannot be presently determined.

NETWORK-1 SECURITY SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE H - INCOME TAXES  (CONTINUED)

The difference between the tax benefit and the amount that would be computed by applying the statutory federal income tax rate to loss before taxes is attributable to the following:

                                                                                        YEAR ENDED
                                                                                       DECEMBER 31,
                                                                               -------------------------
                                                                                    1998           1997
                                                                               ----------      ---------
         Income tax benefit - statutory rate                                        (34.0)%        (34.0)%
         Increase in valuation allowance on deferred tax assets                      34.0           34.0
                                                                               ----------      ---------
                                                                                      0.0%           0.0%
                                                                               ----------      ---------
                                                                               ----------      ---------



At December 31, 1998, the Company has available net operating loss carryforwards to reduce future federal taxable income of approximately $10,000,000 for tax reporting purposes, which expire from 2009 through 2018. Pursuant to the provisions of the Internal Revenue Code, future utilization of these past losses is subject to certain limitations based on changes in the ownership of the Company's stock that have occurred or are likely to occur.

NOTE I - OTHER MATTERS

[1] For the year ended December 31, 1997, approximately $500,000 (21%), $362,000 (15%) and $298,000 (13%) of the Company's revenues were from three customers. For the year ended December 31, 1998, approximately $555,000 (30%), $374,000 (20%) and $249,000 (14%) were from two other customers and the second customer referred to above.

[2] For the years ended December 31, 1998 and 1997, export sales of the Company's products amounted to approximately $28,000 and $370,000, respectively.


NOTE J - COMMHOME ACQUISITION

The Company acquired all of the outstanding common stock of CommHome Systems Corp. ("CommHome") for 46,667 shares of its common stock and the assumption of liabilities of approximately $185,000 effective upon consummation of the initial public offering. The Company's President was also the President of CommHome and owned 51% of its outstanding common stock. Of the assumed liabilities, $105,000 was owed to two officers of the Company and was satisfied by the issuance of 17,500 shares of common stock. The Company incurred a charge of approximately $469,000 for purchased research and development upon the acquisition. CommHome is a development stage company and has had no revenues. The principal activity has been the design of residential networking solutions. The Company intends to incorporate CommHome's designs into its future security products.

NETWORK-1 SECURITY SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE K - SUBSEQUENT EVENTS

[1] On January 13, 1999, the Company issued 5,855 shares of common stock to its Vice-President of Professional Services in partial consideration for satisfaction of accrued salary of $31,615 due him.

[2] On March 10, 1999, the Company entered into an agreement with its Chief Technology Officer and a director, pursuant to which the Company agreed to loan the officer up to $100,000, at an interest rate of 6.5% per annum due December 31, 1999, to be used by the officer to satisfy certain outstanding personal tax obligations. In consideration for such loan, the officer pledged 50,000 shares of common stock of the Company as collateral for the repayment of the loan. As of March 11, 1999, the Company had loaned the officer $11,986 pursuant to the agreement.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Waltham, Commonwealth of Massachusetts, on the 14 day of April 1999.


                         NETWORK-1 SECURITY SOLUTIONS, INC.


                         By:                     /S/ AVI A. FOGEL
                             ---------------------------------------------------
                             Avi A. Fogel, President and Chief Executive Officer



         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the following persons in the capacities and on the dates indicated:


NAME                                               TITLE                                               DATE
           /S/  AVI A. FOGEL                       President, Chief Executive Officer                  April 14, 1999
--------------------------------------             and Director (principal executive officer)
                Avi A. Fogel


         /S/ MURRAY P. FISH                        Chief Financial Officer (principal financial        April 14, 1999
------------------------------------               officer and principal accounting officer
             Murray P. Fish


   /S/ WILLIAM H. HANCOCK                          Chief Technology Officer and Director               April 14, 1999
------------------------------
            William H. Hancock


     /S/ ROBERT RUSSO                              Vice President of Professional Services             April 14, 1999
---------------------------------
          Robert Russo


     /S/   COREY M. HOROWITZ                       Chairman of the Board of Directors                  April 14, 1999
--------------------------------
           Corey M. Horowitz


     /S/   MARCUS RANUM                            Director                                            April 14, 1999
---------------------------------
           Marcus Ranum

                                  EXHIBIT INDEX


Number    Description of Exhibit

 2.1      Merger Agreement, dated September 11, 1998, between the Company and
          CommHome Systems Corporation*

 3.1 Certificate of Incorporation of the Company, as amended (includes Form of Certificate of Designation of Series C Preferred Stock)*

 3.2      By-laws of the Company, as amended*

 4.1      Form of Common Stock Certificate*

 4.2      Company's Stock Option Plan, as amended*

10.1      Employment Agreement, dated May 18, 1998, between the Company and
          Avi A. Fogel, and amendment, dated May 30, 1998*

10.2      Employment Agreement, dated May 18, 1998, between the Company and
          Robert P. Olsen*

10.3      Employment Agreement, dated May 19, 1998, between the Company and
          Murray P. Fish*

10.4      Employment Agreement, dated June 30, 1998, between the Company and
          William Hancock*

10.5      Employment Agreement, dated April 4, 1994, between the Company and
          Robert Russo, and amendments, dated February 16, 1996 and
          September 10, 1998*

10.6 Waiver, dated June 30, 1998, of salary increases by William Hancock and Robert Russo*

10.7 Lease and Service Agreement, dated June 5, 1998, between the Company and Alliance Wellesley L.P.*

10.8      Lease, dated June 29, 1994, between the Company and Greenview Limited
          Partnership*

10.9      Agreement, dated August 30, 1996, between the Company and CMH Capital
          Management Corp. ("CMH"), with respect to advisory services, and amendments, dated January 15, 1997, and January 30, 1997*

10.10     Agreement, dated May 14, 1998, between the Company, CMH and Applewood
          Associates, L.P. with respect to advisory services*


Number    Description of Exhibit

10.11 Master Software License Agreement, dated November 10, 1997, between the Company and Electronic Data System Corporation, and amendment, dated May 29, 1998*

10.12     Software Distribution Agreement, dated June 5, 1997, between the
          Company and Trusted Information Systems, Inc.*

10.13     Software Distribution Agreement, dated September 26, 1997, between the
          Company and Trusted Information Systems, Inc.*

10.14     Reseller Agreement, dated April 17, 1998, between the Company and
          Aventail Software Corporation*

10.15     Agreement, dated January 31, 1997, among the Company, Robert Russo and
          William Hancock, in which Messrs. Russo and Hancock surrendered shares of Common Stock*

10.16     Agreement, dated September 26, 1997, between the Company, Robert
          Russo, William Hancock, and Kenneth Conquest, in which Messrs. Russo,
          Hancock, and Conquest surrendered shares of Common Stock*

10.17     Agreement, dated May 14, 1998, among the Company, Robert Russo and
          William Hancock, in which Messrs. Russo and Hancock surrendered shares of Common Stock*

10.18 Agreement, dated May 14, 1998, between the Company and CMH, in connection with the issuance of shares for advisory fees*

10.19 Exchange Agreement, dated July 8, 1998, between the Company and certain of its holders of outstanding warrants and options*

10.20     Employment Agreement, dated July 31, 1998, between the Company and
          Joseph A. Donohue*

10.21     Employment Agreement, dated August 24, 1998, between the Company and
          Joseph D. Harris*

10.22 Agreement, dated October 1, 1998, between the Company and CMH, with respect to advisory services*

10.23 Agreement, dated October 20, 1998, between the Company and certain of its holders of promissory notes*

10.24     Employment Agreement, dated December 12, 1998, between the Company and
          Lance Westbrook**


Number    Description of Exhibit

10.25     Agreement of Sublease, dated December 24, 1998, between PAREXEL
          International Corporation and the Company and Consent to Sublease, dated January 14, 1999, between Boston Properties Limited Partnership,
          PAREXEL International Corporation and the Company.**

10.26     Agreement, dated January 13, 1999, between the Company and Robert
          Russo relating to deferred salary.

10.27     Agreement, dated March 10, 1999, between the Company and William
          Hancock and Pledge and Escrow Agreement, dated March 10, 1999, relating to $100,000 loan.**

21.1      List of Subsidiaries of the Company.*

27.1      Financial Data Schedule.**


----------------------------------
    *     Incorporated by reference to the same numbered exhibit to the
          Registrant's Registration Statement on Form SB-2 (File Number
          333-59617).

    **    Filed herewith.


(b)       Reports on Form 8-K

          No reports on Form 8-K were filed during the last quarter of the period covered by this Report.