Form 10QSB
period 1999-03-31
NETWORK 1 SECURITY SOLUTIONS INC
filed 1999-05-13
CIK 1065078

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______


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


        1601 TRAPELO ROAD, RESERVOIR PLACE, WALTHAM, MASSACHUSETTS 02451
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  781-522-3400
                           (ISSUER'S TELEPHONE NUMBER)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of April 30, 1999 there were 4,372,375 shares of Common Stock, $.01 par value per share, and 562,836 shares of Series C Convertible Preferred Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):
Yes / /  No /X/

                       NETWORK-1 SECURITY SOLUTIONS, INC.

                                      INDEX


                                                                                                                   Page No.
PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
         Balance Sheets as of March 31, 1999 (unaudited) and December 31, 1998 ...........................................3

         Statements of Operations for the three months ended March 31, 1999 and 1998 (unaudited) .........................4

         Statement of Stockholders' Equity (Deficiency) for the three months ended March 31, 1999 (unaudited)
           and for the year ended December 31, 1998 ......................................................................5

         Statements of Cash Flows for the three months ended March 31, 1999 and 1998 (unaudited) .........................6

         Notes to Financial Statements....................................................................................7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........................................................8

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................................12

Item 2.  Changes in Securities and Use of Proceeds........................................................................12

Item 3.  Defaults Upon Senior Securities..................................................................................12

Item 4.  Submission of Matters to a Vote of Security Holders..............................................................12

Item 5.  Other Information................................................................................................12

Item 6.  Exhibits and Reports on Form 8-K.................................................................................12

SIGNATURES................................................................................................................13


                       NETWORK-1 SECURITY SOLUTIONS, INC.
                                 BALANCE SHEETS

                                                                            March 31, 1999         December 31, 1998
                                                                              (Unaudited)            (Audited)
                                                                               ----------           ----------
ASSETS
Current assets:
   Cash and cash equivalents                                                   $4,590,000           $6,423,000
   Accounts receivable - net of allowance for doubtful accounts
      of $171,000 and $151,000 respectively                                       337,000              249,000
   Prepaid expenses and other current assets                                      268,000              119,000
                                                                               ----------           ----------
      Total current assets                                                      5,195,000            6,791,000

Equipment and fixtures                                                            650,000              415,000
Capitalized software costs - net                                                  890,000              925,000
Security deposits                                                                 117,000               37,000
                                                                               ----------           ----------
                                                                               $6,852,000           $8,168,000
                                                                               ----------           ----------
                                                                               ----------           ----------
LIABILITIES
Current liabilities:
   Accounts payable                                                              $618,000             $420,000
   Accrued expenses and other current liabilities                                 537,000              406,000
   Deferred revenue                                                               144,000              103,000
                                                                               ----------           ----------
      Total current liabilities                                                 1,299,000              929,000
                                                                               ----------           ----------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock - $.01 par value; authorized 5,000,000 shares;
  Series A -10% cumulative, none issued and outstanding
  Series B - 500,000 shares, none issued and outstanding
  Series C - 562,836 shares issued and outstanding                                  6,000                6,000
Common stock - $.01 par value; authorized 25,000,000 shares;
  4,372,375 and 4,366,520 shares issued and outstanding                            44,000               44,000
Additional paid-in capital                                                     20,868,000           20,819,000
Unearned portion of compensatory stock options                                   (288,000)            (383,000)
Accumulated deficit                                                           (15,077,000)         (13,247,000)
                                                                               ----------           ----------
                                                                                5,553,000            7,239,000
                                                                               ----------           ----------
                                                                               $6,852,000           $8,168,000
                                                                               ----------           ----------
                                                                               ----------           ----------

SEE NOTES TO FINANCIAL STATEMENTS

                                       -3

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                                      Three Months Ended March 31,
                                                                 -------------------------------------
                                                                       1999                    1998
                                                                 ------------              ----------
Revenues:
   Licenses                                                      $     70,000              $  195,000
   Services                                                           313,000                 144,000
                                                                 ------------              ----------
          Total revenues                                              383,000                 339,000

Cost of revenues:
   Amortization of software development costs                         135,000                 133,000
   Cost of licenses                                                    17,000                  44,000
   Cost of services                                                   314,000                  75,000
                                                                 ------------              ----------
          Total cost of revenues                                      466,000                 252,000
                                                                 ------------              ----------
Gross (loss) profit                                                   (83,000)                 87,000

Operating expenses:
   Product development                                                392,000                 208,000
   Selling and marketing                                              891,000                 140,000
   General and administrative                                         529,000                 212,000
                                                                 ------------              ----------
          Total operating expenses                                  1,812,000                 560,000
                                                                 ------------              ----------

Loss from operations                                               (1,895,000)               (473,000)

Interest income (expense) - net                                        65,000                (224,000)
                                                                 ------------              ----------
Net loss                                                         $ (1,830,000)             $ (697,000)
                                                                 ------------              ----------
                                                                 ------------              ----------

Loss per share - basic and diluted                               $      (0.42)             $    (0.41)
                                                                 ------------              ----------
                                                                 ------------              ----------
Weighted average number of shares outstanding
     outstanding - basic and diluted                                4,371,529               1,706,037
                                                                 ------------              ----------
                                                                 ------------              ----------

SEE NOTES TO FINANCIAL STATEMENTS


                                       -4

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                            Common Stock       Preferred Stock
                                          ----------------     ---------------  Paid-in     Accumulated   Compensatory
                                          Shares    Amount     Shares  Amount   Capital       Deficit     Stock Options    Total
                                          ------    ------     ------  ------   -------       -------     -------------    -----
Balance - December 31, 1997              1,706,037  $ 17,000  500,000  $5,000    $7,373,000   $(7,470,000)              $  (75,000)
Common stock options issued to Chief
  Executive Officer                                                                 938,000                  (938,000)           0
Amortization of compensatory stock options                                                                    555,000      555,000
Issuance of Series C preferred stock                          562,836   6,000     2,949,000                              2,955,000

Issuance of common stock, warrants and
  options for services rendered and payment
  of liability                              51,256     1,000                        499,000                                500,000

Warrants issued in connection with debt
  financing                                                                         766,000                                766,000
Repurchase and retirement of common shares (62,080)                                  (1,000)                                (1,000)

Conversion of warrants to stock at discount
  as part of debt re-financing             596,741     6,000                         (6,000)                                     0

Conversion of Series B Preferred Stock     310,399     3,000 (500,000) (5,000)        2,000                                      0

Acquisition of CommHome                     64,167                                  385,000                                385,000

Issuance of common stock for cash - initial
    public offering                      1,700,000    17,000                      7,914,000                              7,931,000

Net loss                                                                                       (5,777,000)              (5,777,000)
                                         ---------  --------  -------  ------  ------------  -------------  ---------  -----------
Balance - December 31, 1998              4,366,520    44,000  562,836   6,000    20,819,000   (13,247,000)   (383,000)   7,239,000

Amortization of compensatory stock options                                                                     95,000       95,000
Issuance of common stock and options for
   services rendered                         5,855                                   49,000                                 49,000

Net Loss                                                                                       (1,830,000)              (1,830,000)
                                         ---------  --------  -------   ------  -----------  -------------   ---------  ----------
Balance - March 31, 1999 (Unaudited)     4,372,375  $ 44,000  562,836   $6,000  $20,868,000  $(15,077,000)  $(288,000)  $5,553,000
                                         ---------  --------  -------   ------  -----------  -------------   ---------  ----------
                                         ---------  --------  -------   ------  -----------  -------------   ---------  ----------

SEE NOTES TO FINANCIAL STATEMENTS
                                       -5

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                 STATEMENTS OF CASH FLOWS FOR THE QUARTER ENDED


                                                                        March 31,
                                                             -----------------------------------
                                                                1999                    1998
                                                             (Unaudited)             (Unaudited)
                                                             ------------             ----------
Cash flows from operating activities:
Net loss                                                     $ (1,830,000)            $ (697,000)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Amortization of debt discount                                                         164,000
   Issuance of common stock, options and
      warrants for services rendered                              144,000                 25,000
   Provision for doubtful accounts                                 20,000                (10,000)
   Depreciation and amortization                                  191,000                171,000
Changes in:
   Accounts receivable                                           (109,000)               159,000
   Prepaid expenses and other current assets                     (152,000)
   Accounts payable, accrued expenses and
      other current liabilities                                   332,000               (208,000)
   Deferred revenue                                                41,000                 13,000

                                                             ------------             ----------
Net cash used in operating activities                          (1,363,000)              (383,000)
                                                             ------------             ----------

Cash flows from investing activities:
   Acquisitions of equipment and fixtures                        (292,000)                (3,000)
   Capitalized software costs                                    (100,000)
   Security deposit                                               (78,000)                (1,000)

                                                             ------------             ----------
Net cash used in investing activities                            (470,000)                (4,000)
                                                             ------------             ----------

Cash flows from financing activities:
   Proceeds from issuance of notes payable and
      warrants                                                                           400,000
   Repayment of capital lease obligations                                                 (6,000)

                                                             ------------             ----------
Net cash provided by financing activities                               0                394,000
                                                             ------------             ----------
Net increase (decrease) in cash and cash equivalents           (1,833,000)                 7,000
Cash and cash equivalents - beginning of period                 6,423,000                 60,000
                                                             ------------             ----------
Cash and cash equivalents - end of period                    $  4,590,000             $   67,000
                                                             ------------             ----------
                                                             ------------             ----------
Supplemental disclosures of cash flow information:
Cash paid during the period for Interest                     $          -             $    1,000
                                                             ------------             ----------
                                                             ------------             ----------



SEE NOTES TO FINANCIAL STATEMENTS
                                       -6

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.   FINANCIAL STATEMENT PRESENTATION

         a. The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information contained herein not misleading. These interim financial statements and the notes thereto should be read in conjunction with the financial statements included in the Company's 10-KSB for the year ended December 31, 1998. In the Company's opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information shown have been included.

         b. The results of operations for the three months ended March 31, 1999 presented herein are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1999.

         c. Basic loss per share is calculated by dividing net loss by the weighted average number of outstanding common shares during the year. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. As all potential common shares are anti-dilutive, they are not included in the calculation of diluted loss per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS FACTORS, RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO RISKS ASSOCIATED WITH THE COMPANY'S FUTURE GROWTH AND OPERATING RESULTS, THE UNCERTAINTY OF MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS, TECHNOLOGICAL CHANGE, COMPETITIVE FACTORS AND GENERAL ECONOMIC CONDITIONS.

Overview


         The Company develops, markets, licenses and supports a family of network security software products designed to provide comprehensive security to computer networks, including Internet based systems and internal networks and computing resources. The Company also offers to its customers a full range of consulting services in network security, network design and support. From inception (July 1990) through December 31, 1994, the Company was primarily engaged in providing consulting and training services. In 1995, the Company began to shift its focus from consulting and training to the development and marketing of network security software products. The Company introduced its first network software product (FIREWALL/PLUS) in June 1995. In January 1999, the Company introduced its CYBERWALLPLUS-TM- family of network security products. Accordingly, the Company has a limited relevant operating history as a software developer upon which an evaluation of its prospects and future performance can be made. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the operation and expansion of a new business and the shift from research and product development to commercialization of products based on rapidly changing technologies in a highly specialized and emerging market. The Company will be required to significantly expand its product and development capabilities, introduce new products, introduce enhanced features to existing products, expand its in-house sales force, establish and maintain distribution channels through third-party vendors, increase marketing expenditures, and attract additional qualified personnel. In addition, the Company must adapt to the demands of an emerging and rapidly changing computer network security market, intense competition and rapidly changing technology and industry standards. There can be no assurance that the Company can successfully address such risks, and the failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition.

         To date, the Company has incurred significant losses and, at March 31, 1999, had an accumulated deficit of $ 15,077,000. In addition, since March 31, 1999, the Company has continued to incur significant losses. Inasmuch as the Company has increased its level of activities following the consummation of its initial public offering in November 1998 and will be required to make significant up-front expenditures in connection with its sales and marketing and continuing research and product development efforts, the Company anticipates that losses will continue until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will ever achieve profitable operations.

         During the period May 1998 through November 1998, the Company first employed certain members of senior management, including Avi A. Fogel, President and Chief Executive Officer, Robert P. Olsen, Vice President of Product Management, Murray P. Fish, Chief Financial Officer, Joseph A. Donohue, Vice President of Engineering, Joseph D. Harris, Vice President of International Sales and Lance Westbrook, Vice President of North American Sales. In addition, the Company intends to hire additional software engineers and developers and additional sales and marketing personnel during 1999, as well as expand its finance and administrative staff and increase expenses for employee benefits, facilities, consulting, insurance, and other general operating needs.

         The Company's software products have not yet achieved market acceptance. The future success of the Company is largely dependent upon market acceptance of its CYBERWALLPLUS-TM- family of software products which was only first shipped in March 1999. While the Company believes that its CYBERWALLPLUS-TM- family of software products offer advantages over competing products for network security, license revenue from predecessor network security software products offered by the Company since their introduction
(June 1995) through March 31, 1999 has only been $2,732,000, including a non-refundable pre-paid royalty of $500,000 in 1997. In addition, during the three month period ended March 31, 1999 and the year ended December 31,1998 license revenues from software products decreased as compared to the three month period ended March 31, 1998 and the year ended December 31,1997, respectively. There can be no assurance that CYBERWALLPLUS-TM- will gain significant market acceptance. Revenue from such commercial products depend on a number of factors, including the influence of market competition, technological changes in the network security market, the Company's ability to design, develop and introduce enhancements on a timely basis, and the ability of the Company to successfully establish and maintain distribution channels. The failure of CYBERWALLPLUS-TM-to achieve significant market acceptance, as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business, operating results and financial condition.

         The Company has committed significant product and development resources to its CYBERWALLPLUS-TM- family of products. The Company's anticipated levels of expenditures for product development are based on its plans for product enhancements and new product development. The Company capitalizes and amortizes software development costs in accordance with Statement of Financial Accounting Standards No. 86. These costs consist of salaries, consulting fees and applicable overhead. During the year ended December 31, 1999 the Company will significantly increase its product development expenditures.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         Revenues increased by $44,000 or 13%, from $339,000 for the three months ended March 31, 1998 to $383,000 for the three months ended March 31, 1999, primarily as a result of one large consulting project serviced during the three months ended March 31, 1999.

         License revenues decreased by $125,000 or 64%, from $195,000 for the three months ended March 31, 1998 to $70,000 for the three months ended March 31, 1999, primarily due to lower product licensing revenue from two major resellers during the three months ended March 31, 1999 as well as the introduction of its successor product line, CyberwallPLUS which commenced shipping in March 1999.

         Service revenues increased by $169,000 or 117%, from $144,000 for the three months ended March 31, 1998 to $313,000 for the three months ended March 31, 1999. Service revenues from consulting increased by $161,000 or 136%, from $118,000 for the three months ended March 31, 1998 to $279,000 for the three months ended March 31, 1999. The increase in service revenues was attributable to one large consulting project serviced during the three months ended March 31, 1999.

         The Company's two largest customers, ARINC and Fluor Daniel, Inc. accounted for 57% and 11% of the Company's revenues, respectively, during the three months ended March 31, 1999. The Company's three largest customers during the three months ended March 31, 1998 were The City of Hope, Sabre, Inc. and OmniComm Systems, Inc. which accounted for 33%, 26% and 15% of the Company's revenues, respectively. The Company's revenues from customers in the United States represented 97% of its revenues during the three months ended March 31, 1998 and 1999.

         Cost of revenues consists of cost of licenses, amortization of software development costs and cost of services. Cost of licenses consist of software media (disks), documentation, product packaging, production costs, product royalties and the cost of hardware associated with sales of FireWall/Plus Premier Version. Cost of licenses decreased by $27,000 or 61%, from $44,000 for the three months ended March 31, 1998 to $17,000 for the three months ended March 31, 1999, representing 23% and 24% of license revenues, respectively. The decrease in cost of licenses in dollar amount was due to the decrease in license revenue. Cost of licenses as a percentage of license revenues may fluctuate from period to period due to changes in product mix, changes in the number or size of transactions recorded in a given period or an increase or decrease in licenses of products which would require the Company to pay royalties to third parties.

         Amortization of software development costs increased by $2,000 or 2%, from $133,000 for the three months ended March 31, 1998 to $135,000 for the three months ended March 31, 1999, representing 68% and 193% of license revenues, respectively.

         Cost of services consist of salaries, benefits and overhead associated with consulting services and maintenance. Cost of services increased by $239,000 or 319%, from $75,000 for the three months ended March 31, 1998 to $314,000 for the three months ended March 31, 1999, representing 52% and 100% of service revenues, respectively. The increase in cost of services in dollar amount resulted primarily from hiring and travelling costs related to increases in employees and consulting time expended which was not billable to the customer. Cost of services as a percentage of license revenues may fluctuate from period to period due to changes in consultant headcount, costs relating to hiring new consultants or an increase or decrease in number of projects being worked.

         Gross profit (loss) decreased from $87,000 for the three months ended March 31, 1998 to ($83,000) for the three months ended March 31, 1999, representing 26% and (22%) of revenues, respectively. The decrease in gross profit was due to decreased license revenues and the increase in cost of services as a result of increased hiring costs.

         Product development consists of salaries, benefits, bonuses, travel and related costs of the Company's product development personnel, including consulting fees, the costs of computer equipment used in product and technology development and third-party development contracts. Product development expenses increased $184,000 or 89%, from $208,000 for the three months ended March 31, 1998 to $392,000 for the three months ended March 31, 1999, representing 61% and 102% of revenues, respectively. Total product developments costs, including capitalized costs of $0 and $100,000, were $208,000 and $492,000 for the three months ended March 31, 1998 and March 31, 1999, respectively. The increase in total product development costs was due to the salaries and related employment costs of the new development team in Waltham, MA. The Company currently anticipates that product development costs will continue to increase as the Company hires additional software engineers and developers to support the Company's growth.

         Sales and marketing expenses consist primarily of salaries, including commissions, benefits, bonuses, travel, advertising, public relations, consultants and trade shows. Selling and marketing expenses increased by $751,000 or 536%, from $140,000 for the three months ended March 31, 1998 to $891,000 for the three months ended March 31, 1999, representing 41% and 233% of revenues, respectively. The increase in selling and marketing expenses was due primarily to available funding for marketing as a result of the Company's completion of its initial public offering and the release of its new product line, CyberwallPLUS.


         General and administrative expenses include employee costs, including salary, benefits, travel and other related expenses associated with management, finance and accounting operations, and legal and other professional services provided to the Company. General and administrative expenses increased by $317,000 or 150%, from $212,000 for the three months ended March 31, 1998 to $529,000 for the three months ended March 31, 1999, representing 63% and 138% of revenues, respectively. The increase in general and administrative expenses was due primarily to increased salaries related to the hiring of two (2) executive officers of the Company in May 1998, increased professional fees and recruiting fees, non-cash charges of $113,000 during the three months ended March 31, 1999 related to the value of stock options issued to the Company's Chief Executive Officer, and the value of other securities issued to third parties for services, as compared to non-cash charges of $38,000 during the three months ended March 31, 1998 related to consulting services. The Company currently anticipates that general and administrative expenses will continue to increase as the Company hires additional personnel to support its growth in future periods.

         Interest expense decreased by $289,000 or 129%, from $224,000 for the three months ended March 31, 1998 to interest income of $65,000 for the three months ended March 31, 1999, representing 66% and 17% of revenues, respectively. The decrease in interest expense and the increase in interest income was due to the conversion of the majority of the Company's debt to equity concurrent with the Company's initial public offering and the utilization of a portion of the proceeds of the offering to pay the remaining debt.

         No provision for or benefit from federal, state or foreign income taxes was recorded for the three months ended March 31, 1998 or the three months ended March 31, 1999 because the Company incurred net operating losses during each period and fully reserved its deferred tax assets as their future realization could not be determined.

         As a result of the foregoing, the net loss increased by $1,133,000 or 163%, from $697,000 for the three months ended March 31, 1998 to $1,830,000 for the three months ended March 31, 1999.

Liquidity and Capital Resources

         The Company's capital requirements have been and will continue to be significant, and its cash requirements have been exceeding its cash flow from operations. At March 31, 1999, the Company had $4,590,000 of cash and cash equivalents and a working capital of $3,896,000. The Company has financed its operations primarily through net proceeds from the consummation of its initial public offering in November 1998, and prior thereto by private sales of equity and debt securities. Net cash used in operating activities was $383,000 and $1,363,000 during the three months ended March 31, 1998 and 1999, respectively. Net cash used in operating activities for the three months ended March 31, 1998 was primarily attributable to a net loss of $697,000 and by decreases in accounts payable, accrued expenses and other current liabilities of $208,000 which was partially offset by a decrease in accounts receivable of $159,000, and by amortization of debt discount of $164,000, issuance of Common Stock and warrants for services rendered of $25,000 and depreciation and amortization of $171,000. Net cash used in operating activities for the three months ended March 31, 1999 was primarily attributable to a net loss of $1,830,000 and an increase in accounts receivable of $109,000 which was partially offset by increases in accounts payable, accrued expenses and other current liabilities of $332,000, and depreciation and amortization of $191,000.

         The Company's operating activities during the three months ended March 31, 1998 were financed primarily with $400,000 of net proceeds from the issuance of $400,000 principal amount of notes and warrants to purchase 74,795 shares of Common Stock. The Company's operating activities for the three months ended March 31, 1999 were primarily financed with the proceeds from the initial public offering consummated in November 1998. The Company does not currently have a line of credit from a commercial bank or other institution.

         The Company anticipates, based on currently proposed plans and assumptions relating to the implementation of its business plan (including the timetable of, costs and expenses associated with, and success of, its marketing efforts), that the net proceeds of its public offering, together with projected revenues from operations, will be sufficient to satisfy the Company's operations and capital requirements through January 2000. There can be no assurance, however, that such funds will not be expended prior thereto due to unanticipated changes in economic conditions or other unforeseen circumstances. In the event the Company's plans change or its assumptions change or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise) or projected revenues otherwise prove to be insufficient to fund the implementation of the Company's business plan or working capital requirements, the Company could be required to seek additional financing sooner than currently anticipated. The Company has no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms or at all. Any inability to obtain additional financing when needed would have a material adverse effect on the Company, requiring it to curtail and possibly cease its operations. In addition, any additional equity financing may involve substantial dilution to the interests of the Company's then existing stockholders.


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

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

         None.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Use of Proceeds.

         On November 12, 1998, the Company's registration statement on Form SB-2, as amended (file number 333-59617), relating to its initial public offering (the "Offering") was declared effective by the Securities and Exchange Commission. Whale Securities Co., L.P. acted as the underwriter in connection with the Offering which was consummated on November 17, 1998. In connection with the Offering, the Company registered, issued and sold 1,700,000 shares of Common Stock at an initial public offering price of $6.00 per share resulting in net proceeds of $7,931,000, after payment of underwriting discounts and commissions and offering expenses of $2,269,000. Additionally, the Company registered 170,000 shares of Common Stock underlying warrants to purchase Common Stock sold by the Company to the underwriter for $100. The warrants are exercisable for a four-year period commencing on November 12, 1999 at a price of $9.30 per share. Since November 17, 1998 (the date of consummation of the Offering) through March 31, 1999, the Company used the net proceeds of the Offering as follows: $998,000 for sales and marketing, $584,000 for software development, $532,000 for payment of past due trade payables, $585,000 for repayment of outstanding indebtedness (including $132,000 for repayment of indebtedness to officers, directors and 10% or more stockholders and affiliates) $143,000 for purchase of office, telecommunications and computer equipment, $146,000 for expenses related to establishing new executive offices and $767,000 for working capital and general corporate purposes.


Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

Item 5.  OTHER INFORMATION.

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         Exhibits
         The exhibits in the following table have been filed as part of this Quarterly Report on Form 10-QSB:

         Exhibit Number                    Description of Exhibit
         --------------                    ----------------------

              27                           Financial data schedule for
                                           three month period ended
                                           March 31, 1999

No reports on Form-8-K were filed during the three months ended March 31, 1999.

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                  NETWORK-1 SECURITY SOLUTIONS, INC.


                  By:  /S/ AVI A. FOGEL
                       ----------------
                  Avi A. Fogel, President and Chief Executive Officer (Principal Executive Officer)


                  By:  /S/ MURRAY P. FISH
                       ------------------
                  Murray P. Fish
                  Chief Financial Officer
                  (Principal Financial and Accounting Officer)


Date: May 13, 1999

EXHIBIT INDEX



         Exhibit Number                    Description of Exhibit
         --------------                    ----------------------
              27                           Financial data schedule for
                                           three month period ended
                                           March 31, 1999