Form 10QSB
period 1999-06-30
NETWORK 1 SECURITY SOLUTIONS INC
filed 1999-08-13
CIK 1065078

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                                  781-522-3400
                           (ISSUER'S TELEPHONE NUMBER)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of July 31, 1999 there were 4,372,375 shares of Common Stock, $.01 par value per share, and 562,836 shares of Series C Convertible Preferred Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):
Yes [  ]  No [X]

                       NETWORK-1 SECURITY SOLUTIONS, INC.

                                      INDEX





                                                                                                                        Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
         Balance Sheets as of June 30, 1999 (unaudited) and December 31, 1998 ...............................................3

         Statements of Operations for the three and six months ended June 30, 1999 and 1998 (unaudited) .....................4

         Statement of Stockholders' Equity (Deficiency) for the six months ended June 30, 1999 (unaudited)
         and for the year ended December 31, 1998 ...........................................................................5

         Statements of Cash Flows for the six months ended June 30, 1999 and 1998 (unaudited) ...............................6

         Notes to Financial Statements.......................................................................................7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........................................................8

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................................14

Item 2.  Changes in Securities and Use of Proceeds..........................................................................14

Item 3.  Defaults Upon Senior Securities....................................................................................14

Item 4.  Submission of Matters to a Vote of Security Holders................................................................14

Item 5.  Other Information..................................................................................................15

Item 6.  Exhibits and Reports on Form 8-K...................................................................................15

SIGNATURES..................................................................................................................16


                       NETWORK-1 SECURITY SOLUTIONS, INC.
                                 BALANCE SHEETS

                                                                             June 30, 1999      December 31, 1998
                                                                              (Unaudited)           (Audited)
                                                                               ----------           ----------
ASSETS
Current assets:
   Cash and cash equivalents                                                   $2,667,000           $6,423,000
   Accounts receivable - net of allowance for doubtful accounts
      of $160,000 and $151,000 respectively                                       492,000              249,000
   Prepaid expenses and other current assets                                      234,000              119,000
                                                                               ----------           ----------
      Total current assets                                                      3,393,000            6,791,000

Equipment and fixtures                                                            697,000              415,000
Capitalized software costs - net                                                  855,000              925,000
Security deposits                                                                  82,000               37,000
                                                                               ----------           ----------
                                                                               $5,027,000           $8,168,000
                                                                               ==========           ==========
LIABILITIES
Current liabilities:
   Accounts payable                                                              $494,000             $420,000
   Accrued expenses and other current liabilities                                 683,000              406,000
   Deferred revenue                                                                78,000              103,000
                                                                               ----------           ----------
      Total current liabilities                                                 1,255,000              929,000
                                                                               ----------           ----------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock - $.01 par value; authorized 5,000,000 shares;
   Series A -10% cumulative, none issued and outstanding
   Series B - 500,000 shares, none issued and outstanding
   Series C - 562,836 shares issued and outstanding                                 6,000                6,000
Common stock - $.01 par value; authorized 25,000,000 shares;
   4,372,375 and 4,366,520 shares issued and outstanding                           44,000               44,000
Additional paid-in capital                                                     20,896,000           20,819,000
Unearned portion of compensatory stock options                                   (220,000)            (383,000)
Accumulated deficit                                                           (16,954,000)         (13,247,000)
                                                                               ----------           ----------
                                                                                3,772,000            7,239,000
                                                                               ----------           ----------
                                                                               $5,027,000           $8,168,000
                                                                               ==========           ==========

See notes to financial statements

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                         Three Months Ended June 30,        Six Months Ended June 30,
                                                         --------------------------         --------------------------
                                                             1999          1998                 1999          1998
                                                         ------------  ------------         ------------  ------------
Revenues:
   Licenses                                                 $ 43,000     $ 217,000            $ 113,000     $ 412,000
   Services                                                  477,000       346,000              790,000       490,000
                                                         ------------  ------------         ------------  ------------
          Total revenues                                     520,000       563,000              903,000       902,000

Cost of revenues:
   Amortization of software development costs                135,000       134,000              270,000       267,000
   Cost of licenses                                           13,000        84,000               30,000       128,000
   Cost of services                                          460,000       197,000              774,000       272,000
                                                         ------------  ------------         ------------  ------------
          Total cost of revenues                             608,000       415,000            1,074,000       667,000
                                                         ------------  ------------         ------------  ------------
Gross (loss) profit                                          (88,000)      148,000             (171,000)      235,000

Operating expenses:
   Product development                                       384,000        75,000              776,000       283,000
   Selling and marketing                                     933,000       211,000            1,824,000       351,000
   General and administrative                                501,000       941,000            1,030,000     1,153,000
                                                         ------------  ------------         ------------  ------------
          Total operating expenses                         1,818,000     1,227,000            3,630,000     1,787,000
                                                         ------------  ------------         ------------  ------------
Loss from operations                                      (1,906,000)   (1,079,000)          (3,801,000)   (1,552,000)

Interest income (expense) - net                               29,000      (214,000)              94,000      (438,000)
                                                         ============  ============         ============  ============
Net loss                                                 $(1,877,000)  $(1,293,000)         $(3,707,000)  $(1,990,000)
                                                         ============  ============         ============  ============

Loss per share - basic and diluted                           $ (0.43)      $ (0.76)             $ (0.85)      $ (1.17)
                                                         ============  ============         ============  ============

Weighted average number of shares
     outstanding - basic and diluted                       4,372,375     1,706,037            4,371,957     1,699,120
                                                         ============  ============         ============  ============

See notes to financial statements

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                   Common Stock       Preferred Stock
                                               -------------------   -----------------
                                                 Shares    Amount     Shares    Amount
                                               ---------  --------   -------    ------
Balance - December 31, 1997                    1,706,037  $ 17,000   500,000    $5,000
Common stock options issued to Chief
  Executive Officer
Amortization of compensatory stock options
Issuance of Series C preferred stock                                 562,836     6,000


Issuance of common stock, warrants and
  options for services rendered and payment
  of liability                                    51,256     1,000


Warrants issued in connection with debt
  financing
Repurchase and retirement of common shares       (62,080)

Conversion of warrants to stock at discount
  as part of debt re-financing                   596,741     6,000

Conversion of Series B Preferred Stock           310,399     3,000  (500,000)   (5,000)

Acquisition of CommHome                           64,167

Issuance of common stock for cash - initial
    public offering                            1,700,000    17,000

Net loss
                                               ---------  --------   -------    ------
Balance - December 31, 1998                    4,366,520    44,000   562,836     6,000

Amortization of compensatory stock options
Issuance of common stock and options for
   services rendered                               5,855

Net Loss
                                               ---------  --------   -------    ------
Balance - June 30, 1999 (Unaudited)            4,372,375  $ 44,000   562,836    $6,000
                                               =========  ========   =======    ======

                       NETWORK-1 SECURITY SOLUTIONS, INC.
           STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)(CONTINUED)

                                                                                Unearned
                                                  Additional                   Portion of
                                                   Paid-in     Accumulated    Compensatory
                                                   Capital       Deficit     Stock Options     Total
                                                 -----------  ------------     ----------  -----------
Balance - December 31, 1997                      $ 7,373,000  $ (7,470,000)                  $ (75,000)
Common stock options issued to Chief
  Executive Officer                                  938,000                     (938,000)           0
Amortization of compensatory stock options                                        555,000      555,000
Issuance of Series C preferred stock               2,949,000                                 2,955,000


Issuance of common stock, warrants and
  options for services rendered and payment
  of liability                                       499,000                                   500,000


Warrants issued in connection with debt
  financing                                          766,000                                   766,000
Repurchase and retirement of common shares            (1,000)                                   (1,000)

Conversion of warrants to stock at discount
  as part of debt re-financing                        (6,000)                                        0

Conversion of Series B Preferred Stock                 2,000                                         0

Acquisition of CommHome                              385,000                                   385,000

Issuance of common stock for cash - initial
    public offering                                7,914,000                                 7,931,000
                                                                                               0
Net loss                                                        (5,777,000)                 (5,777,000)
                                                 -----------  ------------     ----------  -----------
Balance - December 31, 1998                       20,819,000   (13,247,000)      (383,000)   7,239,000

Amortization of compensatory stock options                                        163,000      163,000
Issuance of common stock and options for
   services rendered                                  77,000                                    77,000

Net Loss                                                        (3,707,000)                 (3,707,000)
                                                 -----------  ------------     ----------  -----------
Balance - June 30, 1999 (Unaudited)              $20,896,000  $(16,954,000)    $ (220,000) $ 3,772,000
                                                 ===========  ============     ==========  ===========

See notes to financial statements

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED

                                                                                        June 30,
                                                                          -----------------------------------
                                                                              1999                   1998
                                                                           (Unaudited)            (Unaudited)
                                                                          ------------           ------------
Cash flows from operating activities:
Net loss                                                                  $ (3,707,000)          $ (1,990,000)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Amortization of debt discount                                                                      364,000
   Issuance of common stock, options and
      warrants for services rendered                                           240,000                583,000
   Provision for doubtful accounts                                               9,000                 18,000
   Depreciation and amortization                                               367,000                346,000
Changes in:
   Accounts receivable                                                        (252,000)              (192,000)
   Prepaid expenses and other current assets                                  (115,000)                (5,000)
   Accounts payable, accrued expenses and
      other current liabilities                                                351,000                 (1,000)
   Deferred revenue                                                            (25,000)                29,000
                                                                          ------------           ------------
Net cash used in operating activities                                       (3,132,000)              (848,000)
                                                                          ------------           ------------
Cash flows from investing activities:
   Acquisitions of equipment and fixtures                                     (379,000)                (3,000)
   Capitalized software costs                                                 (200,000)               (50,000)
   Security deposit                                                            (45,000)                (5,000)
                                                                          ------------           ------------
Net cash used in investing activities                                         (624,000)               (58,000)
                                                                          ------------           ------------
Cash flows from financing activities:
   Proceeds from issuance of notes payable and
      warrants                                                                                      1,750,000
   Repayment of capital lease obligations                                                              (8,000)
   Purchase of Treasury Shares                                                                         (1,000)
   Deferred Offering Costs                                                                           (261,000)
                                                                          ------------           ------------
Net cash provided by financing activities                                            0              1,480,000
                                                                          ------------           ------------
Net increase (decrease) in cash and cash equivalents                        (3,756,000)               574,000
Cash and cash equivalents - beginning of period                              6,423,000                 60,000
                                                                          ------------           ------------
Cash and cash equivalents - end of period                                 $  2,667,000           $    634,000
                                                                          ============           ============
Supplemental disclosures of cash flow information:
Cash paid during the period for Interest                                  $          -           $      1,000
                                                                          ============           ============

See notes to financial statements

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

                  b. The results of operations for the six months ended June 30, 1999 presented herein are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1999.

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

                  To date, the Company has incurred significant losses and, at June 30, 1999, had an accumulated deficit of $ 16,954,000. In addition, since June 30, 1999, the Company has continued to incur significant losses. Inasmuch as the Company has increased its level of activities following the consummation of its initial public offering in November 1998 and will be required to make significant expenditures in connection with its sales and marketing and continuing research and product development efforts, the Company anticipates that losses will continue until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will ever achieve profitable operations.

                  During the period May 1998 through November 1998, the Company first employed certain members of senior management, including Avi A. Fogel, President and Chief Executive Officer, Robert P. Olsen, Vice President of Marketing, Murray P. Fish, Chief Financial Officer and Secretary, Joseph A. Donohue, Vice President of Engineering, and Lance Westbrook, Vice President of Sales.

                  The Company's software products have not yet achieved market acceptance. The future success of the Company is largely dependent upon market acceptance of its CyberwallPLUS(TM) family of software products. While the Company believes that its CyberwallPLUS(TM) family of software products offer advantages over competing products for network security, license revenue from network security software products since their introduction (June 1995) through June 30, 1999 has only been $2,775,000, including a non-refundable pre-paid royalty of $500,000 in 1997. In addition, during the three and six month periods ended June 30, 1999 and the year ended December 31,1998 license revenues from software products decreased as compared to the three and six month periods ended June 30, 1998 and the year ended December 31,1997, respectively. Since its introduction in March 1999, license revenue from CyberwallPLUS(TM) has been only $54,000. Service revenues from product maintenance were $63,000 for the six months ended June 30, 1999.

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

                  The Company has committed significant product and development resources to its CyberwallPLUS(TM) family of products. The Company's anticipated levels of expenditures for product development are based on its plans for product enhancements and new product development. The Company capitalizes and amortizes software development costs in accordance with Statement of Financial Accounting Standards No. 86. These costs consist of salaries, consulting fees and applicable overhead. The Company has used a portion of the proceeds from its public offering to significantly increase its product development expenditures.

                  During the three month period ended June 30, 1999 the Company completed several strategic alliances:

                  o A co-marketing agreement with Entrust(R) Technologies, that will use Network-1's CyberwallPLUS technology to enhance the security of the Entrust/ PKI(TM) Server products running on Windows NT;

                  o A partnership with EnerNet Associates, Inc. to provide secure networking solutions for the power industry; and

                  o A strategic relationship with Microsoft through Microsoft's Security Partners Program to enhance the security of Windows NT.

                  The Company also continued to expand its Professional Services team to meet its customers needs. Professional services revenues increased 52% for the quarter ended June 30, 1999 as compared to the quarter ended March 31, 1999 and increased 61% for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998.

         RESULTS OF OPERATIONS

         SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30,
         1998

                  Revenues increased by $1,000, from $902,000 for the six months ended June 30, 1998 to $903,000 for the six months ended June 30, 1999, primarily as a result of an increase in consulting revenues during the six months ended June 30, 1999 which were offset by lower product revenues.

                  License revenues decreased by $299,000 or 73%, from $412,000 for the six months ended June 30, 1998 to $113,000 for the six months ended June 30, 1999, primarily due to lower product licensing revenue from FireWallPlus which was replaced by its successor product line, CyberwallPLUS which was announced in January 1999 and commenced shipping in March 1999.

                  Service revenues increased by $300,000 or 61%, from $490,000 for the six months ended June 30, 1998 to $790,000 for the six months ended June 30, 1999. Service revenues from consulting increased by $303,000 or 71%, from $424,000 for the six months ended June 30, 1998 to $727,000 for the six months ended June 30, 1999. The increase in service revenues was attributable to three large consulting projects serviced during the six months ended June 30, 1999. Service revenues from product maintenance decreased by $3,000 or 5%, from $66,000 for the six months ended June 30, 1998 to $63,000 for the six months ended June 30, 1999.

                  The Company's revenues from customers in the United States represented 98% and 99% of the Company's revenues during the six months ended June 30, 1998 and 1999, respectively.

                  Cost of revenues consists of cost of licenses, amortization of software development costs and cost of services. Cost of licenses consist of software media (disks), documentation, product packaging, production costs, product royalties and the cost of hardware associated with sales of FireWall/Plus Premier Version. Cost of licenses decreased by $98,000 or 77%, from $128,000 for the six months ended June 30, 1998 to $30,000 for the six months ended June 30, 1999, representing 31% and 27% of license revenues, respectively. The decrease in cost of licenses in dollar amount was due to the decrease in license revenue and a decrease in royalties due on third party product sales. Cost of licenses as a percentage of license revenues may fluctuate from period to period due to changes in product mix, changes in the number or size of transactions recorded in a given period or an increase or decrease in licenses of products which would require the Company to pay royalties to third parties.

                  Amortization of software development costs increased by $3,000 from $267,000 for the six months ended June 30, 1998 to $270,000 for the six months ended June 30, 1999, representing 65% and 239% of license revenues, respectively.

                  Cost of services consist of salaries, benefits and overhead associated with consulting services and maintenance. Cost of services increased by $502,000 or 185%, from $272,000 for the six months ended June 30, 1998 to $774,000 for the six months ended June 30, 1999, representing 56% and 98% of service revenues, respectively. The increase in cost of services in dollar amount resulted primarily from hiring and travelling costs related to increases in employees and consulting time expended which was not billable to the customer. Cost of services as a percentage of license revenues may fluctuate from period to period due to changes in consultant headcount, costs relating to hiring new consultants or an increase or decrease in number of projects being worked.

                  Gross profit (loss) decreased from $235,000 for the six months ended June 30, 1998 to ($171,000) for the six months ended June 30, 1999, representing 26% and (19%) of revenues, respectively. The decrease in gross profit was due to decreased license revenues and the increase in cost of services as a result of increased hiring costs.

                  Product development consists of salaries, benefits, bonuses, travel and related costs of the Company's product development personnel, including consulting fees, the costs of computer equipment used in product and technology development and third-party development contracts. Product development expenses increased $493,000 or 174%, from $283,000 for the six months ended June 30, 1998 to $776,000 for the six months ended June 30, 1999, representing 31% and 86% of revenues, respectively. Total product developments costs, including capitalized costs of $50,000 and $200,000, were $333,000 and $976,000 for the six months ended June 30, 1998 and June 30, 1999, respectively. The increase in total product development costs was due to the salaries, related employment costs and operational costs of establishing the new development team in Waltham, MA.

                  Sales and marketing expenses consist primarily of salaries, including commissions, benefits, bonuses, travel, advertising, public relations, consultants and trade shows. Selling and marketing expenses increased by $1,473,000 or 420%, from $351,000 for the six months ended June 30, 1998 to $1,824,000 for the six months ended June 30, 1999, representing 39% and 202% of revenues, respectively. The increase in selling and marketing expenses was due primarily to available funding for marketing as a result of the Company's completion of its initial public offering and the release of its new product line, CyberwallPLUS.

                  General and administrative expenses include employee costs, including salary, benefits, bonuses, travel and other related expenses associated with management, finance and accounting operations, and legal and other professional services provided to the Company. General and administrative expenses decreased by $123,000 or 11%, from $1,153,000 for the six months ended June 30, 1998 to $1,030,000 for the six months ended June 30, 1999, representing 128% and 114% of revenues, respectively. The decrease in general and administrative expenses was due primarily to decreases in non-cash compensation for services of $343,000 which was offset by increased salaries and expenses related to the hiring of the executive officers of the Company in May 1998, increased professional fees and recruiting fees, telephone and the costs associated with moving and setting up the new corporate headquarters.

                  Interest expense was $438,000 for the six months ended June 30, 1998 and the Company had interest income of $94,000 for the six months ended June 30, 1999. The decrease in interest expense and the increase in interest income was due to the conversion of the majority of the Company's debt to equity concurrent with the consumation of the Company's initial public offering and the utilization of a portion of the proceeds of the offering to pay the remaining debt.

                  No provision for or benefit from federal, state or foreign income taxes was recorded for the six months ended June 30, 1998 or the six months ended June 30, 1999 because the Company incurred net operating losses during each period and fully reserved its deferred tax assets as their future realization could not be determined.

                  As a result of the foregoing, the net loss increased by $1,717,000 or 86%, from $1,990,000 for the six months ended June 30, 1998 to $3,707,000 for the six months ended June 30, 1999.

         Liquidity and Capital Resources

                  The Company's capital requirements have been and will continue to be significant, and its cash requirements have been exceeding its cash flow from operations. At June 30, 1999, the Company had $2,667,000 of cash and cash equivalents and a working capital of $2,138,000. The Company has financed its operations primarily through net proceeds from the consummation of its initial public offering in November 1998, and prior thereto by private sales of equity and debt securities. Net cash used in operating activities was $848,000 and $3,132,000 during the six months ended June 30, 1998 and 1999, respectively. Net cash used in operating activities for the six months ended June 30, 1998 was primarily attributable to a net loss of $1,990,000 and an increase in accounts receivable of $192,000 which was partially offset by amortization of debt discount of $364,000, issuance of Common Stock and warrants for services rendered of $583,000 and depreciation and amortization of $346,000. Net cash used in operating activities for the six months ended June 30, 1999 was primarily attributable to a net loss of $3,707,000 and an increase in accounts receivable of $252,000 which was partially offset by increases in accounts payable, accrued expenses and other current liabilities of $351,000, issuance of Common Stock and warrants for services rendered of $240,000 and depreciation and amortization of $367,000.

                  The Company's operating activities during the six months ended June 30, 1998 were financed primarily with $1,750,000 of proceeds from the issuance of $1,750,000 principal amount of notes and warrants to purchase 325,919 shares of Common Stock. The Company's operating activities for the six months ended June 30, 1999 were primarily financed with the proceeds from the initial public offering consummated in November 1998. The Company does not currently have a line of credit from a commercial bank or other institution.

                  The Company anticipates, based on currently proposed plans and assumptions relating to the implementation of its business plan (including the timetable of, costs and expenses associated with, and success of, its marketing efforts), that the net proceeds of its public offering, together with projected revenues from operations, will be sufficient to satisfy the Company's operations and capital requirements through November 1999. There can be no assurance, however, that such funds will not be expended prior thereto due to unanticipated changes in economic conditions or other unforeseen circumstances. In the event the Company's plans change or its assumptions change or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise) or projected revenues otherwise prove to be insufficient to fund the implementation of the Company's business plan or working capital requirements, the Company could be in need of additional financing sooner than currently anticipated. The Company is currently seeking additional financing but the Company has no current commitment with respect to any additional financing. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms or at all. Any inability to obtain additional financing when needed would have a material adverse effect on the Company, requiring it to curtail and possibly cease its operations. In addition, any additional equity financing may involve substantial dilution to the interests of the Company's then existing stockholders.

                  In June and July 1999, the Company took certain steps to reorganize its operations in order to reduce expenses. Such reorganization included the closing of its Texas office and consolidation of its operations in Massachusetts, closing of certain sales offices and the reduction of the number of employees from 46 to 34 or a 26 percent reduction.

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

                  None


         Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

                  Use of Proceeds.

                  On November 12, 1998, the Company's registration statement on Form SB-2, as amended (file number 333-59617), relating to its initial public offering (the "Offering") was declared effective by the Securities and Exchange Commission. Whale Securities Co., L.P. acted as the underwriter in connection with the Offering which was consummated on November 17, 1998. In connection with the Offering, the Company registered, issued and sold 1,700,000 shares of Common Stock (excluding 255,000 shares of Common Stock subject to the underwriter's over-allotment option which was not exercised), at an initial public offering price of $6.00 per share resulting in net proceeds of $7,931,000, after payment of underwriting discounts and commissions and offering expenses of $2,269,000. Additionally, the Company registered 170,000 shares of Common Stock underlying warrants to purchase Common Stock sold by the Company to the underwriter for $100. The warrants are exercisable for a four-year period commencing on November 12, 1999 at a price of $9.30 per share. Since November 17, 1998 (the date of consummation of the Offering) through June 30, 1999, the Company used the net proceeds of the Offering as follows: $2,247,000 for sales and marketing, $1,160,000 for software development, $546,000 for payment of past due trade payables, $585,000 for repayment of outstanding indebtedness (including $132,000 for repayment of indebtedness to officers, directors and 10% or more stockholders and affiliates) $200,000 for purchase of office, telecommunications and computer equipment, $158,000 for expenses related to establishing new executive offices and $1,692,000 for working capital and general corporate purposes.

         Item 3.  DEFAULTS UPON SENIOR SECURITIES.

                  None.

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  On June 25, 1999, the Company's annual meeting of stockholders was held. At the annual meeting, the stockholders approved the following matters:

                  1. The following individuals listed below were elected directors of the Company to serve until the next annual meeting of stockholders and the election and qualification of their successors. The number of votes cast for or withheld were as follows:

                  Nominee                        For                  Withheld
                  -------                        ---                  --------
                  Avi A. Fogel               4,322,173                 20,470
                  William Hancock            4,336,643                  6,000
                  Corey M. Horowitz          4,336,643                  6,000
                  Barry Rubenstein           4,336,643                  6,000
                  Irwin Lieber               4,336,643                  6,000
                  Marcus J. Ranum            4,336,643                  6,000

                  2. An amendment to the Company's 1996 Stock Option Plan to increase the number of shares available for issuance thereunder by 750,000 shares to an aggregate of 1,800,000 shares. 3,205,871 shares were voted in favor of the amendment, 44,220 shares were voted against the amendment, and 4,454 shares abstained from voting.


         Item 5.  OTHER INFORMATION.

                  None.

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  Exhibits
                  The exhibits in the following table have been filed as part of this Quarterly Report on Form 10-QSB:

                Exhibit Number               Description of Exhibit
                ---------------------        -------------------------------
                    10.28                    Employment Agreement, dated May 15,
                                             1999, between the Company and
                                             Robert Russo.

                    27 Financial data schedule for six month period ended June 30, 1999.

                  No reports on Form-8-K were filed during the six months ended June 30, 1999.

                            SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           NETWORK-1 SECURITY SOLUTIONS, INC.


                           By:  /s/ Avi A. Fogel
                              -------------------------------
                           Avi A. Fogel, President and Chief Executive Officer (Principal Executive Officer)

                           Date: August 12, 1999



                           By:  /s/ Murray P. Fish
                              -------------------------------
                           Murray P. Fish
                           Chief Financial Officer
                           (Principal Financial and Accounting Officer)

                           Date: August 12, 1999

         EXHIBIT INDEX



                Exhibit Number               Description of Exhibit
                ---------------------        -------------------------------
                    10.28                    Employment Agreement, dated May 15,
                                             1999, between the Company and
                                             Robert Russo.

                    27 Financial data schedule for six month period ended June 30, 1999.