Form 10QSB
period 1999-09-30
NETWORK 1 SECURITY SOLUTIONS INC
filed 1999-11-15
CIK 1065078

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 1-14896

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                       ----------------------------------
                     (EXACT NAME OF SMALL BUSINESS ISSUER AS
                            SPECIFIED IN ITS CHARTER)

           DELAWARE                                       11-3027591
           --------                                       ----------
(STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


        1601 TRAPELO ROAD, RESERVOIR PLACE, WALTHAM, MASSACHUSETTS 02451
        ----------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  781-522-3400
                                  ------------
                           (ISSUER'S TELEPHONE NUMBER)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 31, 1999 there were 4,372,375 shares of Common Stock, $.01 par value per share, and 562,836 shares of Series C Convertible Preferred Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

                       NETWORK-1 SECURITY SOLUTIONS, INC.

                                      INDEX


                                                                                                           Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
         Balance Sheets as of September 30, 1999 (unaudited) and December 31, 1998................................3

         Statements of Operations for the three and nine months ended September 30, 1999 and 1998 (unaudited).....4

         Statement of Stockholders' Equity (Deficiency) for the nine months ended September 30, 1999 (unaudited)
         and for the year ended December 31, 1998 ................................................................5

         Statements of Cash Flows for the nine months ended September 30, 1999 and 1998 (unaudited)...............6

         Notes to Financial Statements............................................................................7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION................................................8

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................14

Item 2.  Changes in Securities and Use of Proceeds...............................................................14

Item 3.  Defaults Upon Senior Securities.........................................................................14

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................14

Item 5.  Other Information.......................................................................................14

Item 6.  Exhibits and Reports on Form 8-K........................................................................15

SIGNATURES.......................................................................................................16


                       NETWORK-1 SECURITY SOLUTIONS, INC.
                                 BALANCE SHEETS


                                                               SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                                                  (UNAUDITED)          (AUDITED)
                                                                  ------------        ------------
ASSETS
Current assets:
   Cash and cash equivalents                                      $  1,319,000        $  6,423,000
   Accounts receivable - net of allowance for doubtful accounts
      of $104,000 and $151,000 respectively                            296,000             249,000
   Prepaid expenses and other current assets                           269,000             119,000
                                                                  ------------        ------------
      Total current assets                                           1,884,000           6,791,000

Equipment and fixtures                                                 633,000             415,000
Capitalized software costs - net                                       820,000             925,000
Security deposits                                                       82,000              37,000
                                                                  ------------        ------------
                                                                  $  3,419,000        $  8,168,000
                                                                  ============        ============
LIABILITIES
Current liabilities:
   Accounts payable                                               $    235,000        $    420,000
   Accrued expenses and other current liabilities                      684,000             406,000
   Deferred revenue                                                     76,000             103,000
                                                                  ------------        ------------
      Total current liabilities                                        995,000             929,000
                                                                  ------------        ------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock - $.01 par value; authorized 5,000,000 shares;
   Series A -10% cumulative, none issued and outstanding
   Series B - 500,000 shares, none issued and outstanding
   Series C - 562,836 shares issued and outstanding                      6,000               6,000
Common stock - $.01 par value; authorized 25,000,000 shares;
   4,372,375 and 4,366,520 shares issued and outstanding                44,000              44,000
Additional paid-in capital                                          20,898,000          20,819,000
Unearned portion of compensatory stock options                        (177,000)           (383,000)
Accumulated deficit                                                (18,347,000)        (13,247,000)
                                                                  ------------        ------------

                                                                     2,424,000           7,239,000
                                                                  ------------        ------------
                                                                  $  3,419,000        $  8,168,000
                                                                  ============        ============


SEE NOTES TO FINANCIAL STATEMENTS

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                         --------------------------------------------------------------
                                            1999              1998            1999             1998
                                         -----------      -----------      -----------      -----------
Revenues:
   Licenses                              $    73,000      $   102,000      $   186,000      $   514,000
   Services                                  381,000          569,000        1,171,000        1,059,000
                                         -----------      -----------      -----------      -----------
          Total revenues                     454,000          671,000        1,357,000        1,573,000

Cost of revenues:
   Amortization of software costs            135,000          135,000          405,000          402,000
   Cost of licenses                            5,000           33,000           35,000          161,000
   Cost of services                          406,000          230,000        1,180,000          502,000
                                         -----------      -----------      -----------      -----------
          Total cost of revenues             546,000          398,000        1,620,000        1,065,000
                                         -----------      -----------      -----------      -----------
Gross (loss) profit                          (92,000)         273,000         (263,000)         508,000

Operating expenses:
   Product development                       327,000          160,000        1,103,000          443,000
   Selling and marketing                     614,000          339,000        2,438,000          690,000
   General and administrative                400,000          647,000        1,430,000        1,800,000
                                         -----------      -----------      -----------      -----------
          Total operating expenses         1,341,000        1,146,000        4,971,000        2,933,000
                                         -----------      -----------      -----------      -----------
Loss from operations                      (1,433,000)        (873,000)      (5,234,000)      (2,425,000)

Interest income (expense) - net               40,000         (284,000)         134,000         (722,000)
                                         ===========      ===========      ===========      ===========
Net loss                                 $(1,393,000)     $(1,157,000)     $(5,100,000)     $(3,147,000)
                                         ===========      ===========      ===========      ===========

Loss per share - basic and diluted       $     (0.32)     $     (0.52)     $     (1.17)     $     (1.69)
                                         ===========      ===========      ===========      ===========
Weighted average number of shares
     outstanding - basic and diluted       4,372,375        2,222,955        4,372,097        1,861,717
                                         ===========      ===========      ===========      ===========

SEE NOTES TO FINANCIAL STATEMENTS
                                      - 4 -

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                    COMMON STOCK          PREFERRED STOCK
                                               -----------------------  -------------------
                                                  SHARES      AMOUNT     SHARES     AMOUNT
                                               -----------  ----------  ---------  --------
Balance - December 31, 1997                     1,706,037    $ 17,000    500,000    $5,000
Common stock options issued to Chief
  Executive Officer
Amortization of compensatory stock options
Issuance of Series C preferred stock                                     562,836     6,000


Issuance of common stock, warrants and
  options for services rendered and payment
  of liability                                     51,256       1,000


Warrants issued in connection with debt
  financing
Repurchase and retirement of common shares        (62,080)

Conversion of warrants to stock at discount
  as part of debt re-financing                    596,741       6,000

Conversion of Series B Preferred Stock            310,399       3,000   (500,000)   (5,000)

Acquisition of CommHome                            64,167

Issuance of common stock for cash - initial
    public offering                             1,700,000      17,000

Net loss
                                               -----------  ----------  ---------  --------
Balance - December 31, 1998                     4,366,520      44,000    562,836     6,000

Amortization of compensatory stock options
Issuance of common stock and options for
   services rendered and payment of liability       5,855

Net Loss
                                               -----------  ----------  ---------  --------
Balance - September 30, 1999 (Unaudited)        4,372,375    $ 44,000    562,836    $6,000
                                               ===========  ==========  =========  ========

                       NETWORK-1 SECURITY SOLUTIONS, INC.
             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)(Cont.)

                                                  ADDITIONAL                    PORTION OF
                                                    PAID-IN     ACCUMULATED    COMPENSATORY
                                                    CAPITAL        DEFICIT     STOCK OPTIONS     TOTAL
                                                 -------------  --------------  ------------  ------------
Balance - December 31, 1997                       $ 7,373,000   $ (7,470,000)                   $ (75,000)
Common stock options issued to Chief
  Executive Officer                                  938,000                       (938,000)            0
Amortization of compensatory stock options                                          555,000       555,000
Issuance of Series C preferred stock                2,949,000                                   2,955,000


Issuance of common stock, warrants and
  options for services rendered and payment
  of liability                                        499,000                                     500,000


Warrants issued in connection with debt
  financing                                           766,000                                     766,000
Repurchase and retirement of common shares             (1,000)                                     (1,000)

Conversion of warrants to stock at discount
  as part of debt re-financing                         (6,000)                                          0

Conversion of Series B Preferred Stock                  2,000                                           0

Acquisition of CommHome                               385,000                                     385,000

Issuance of common stock for cash - initial
    public offering                                 7,914,000                                   7,931,000
                                                                                                        0
Net loss                                                           (5,777,000)                 (5,777,000)
                                                 -------------  --------------  ------------  ------------
Balance - December 31, 1998                        20,819,000     (13,247,000)     (383,000)    7,239,000

Amortization of compensatory stock options                                          206,000       206,000
Issuance of common stock and options for
   services rendered and payment of liability          79,000                                      79,000

Net Loss                                                           (5,100,000)                 (5,100,000)
                                                 -------------  --------------  ------------  ------------
Balance - September 30, 1999 (Unaudited)          $20,898,000    $(18,347,000)   $ (177,000)  $ 2,424,000
                                                 =============  ==============  ============  ============

SEE NOTES TO FINANCIAL STATEMENTS
                                      - 5 -

                       NETWORK-1 SECURITY SOLUTIONS, INC.
               STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED


                                                                         SEPTEMBER 30,
                                                                  ----------------------------
                                                                     1999             1998
                                                                  (Unaudited)      (Unaudited)
                                                                  -----------      -----------
Cash flows from operating activities:
Net loss                                                          $(5,100,000)     $(3,147,000)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Amortization of debt discount                                                       594,000
   Issuance of common stock, options and
      warrants for services rendered and payment of liability         285,000          703,000
   Provision for doubtful accounts                                    (47,000)          30,000
   Depreciation and amortization                                      569,000          523,000
Changes in:
   Accounts receivable                                                      0         (262,000)
   Prepaid expenses and other current assets                         (150,000)          (6,000)
   Accounts payable, accrued expenses and
      other current liabilities                                        93,000          207,000
   Deferred revenue                                                   (27,000)          10,000
                                                                  -----------      -----------
Net cash used in operating activities                              (4,377,000)      (1,348,000)
                                                                  -----------      -----------
Cash flows from investing activities:
   Acquisitions of equipment and fixtures                            (382,000)         (47,000)
   Capitalized software costs                                        (300,000)        (100,000)
   Security deposit                                                   (45,000)          (7,000)
                                                                  -----------      -----------
Net cash used in investing activities                                (727,000)        (154,000)
                                                                  -----------      -----------
Cash flows from financing activities:
   Proceeds from issuance of notes payable and
      warrants                                                                       1,750,000
   Repayment of capital lease obligations                                               (8,000)
   Purchase of Treasury Shares
   Deferred Offering Costs                                                            (119,000)
                                                                  -----------      -----------
Net cash provided by financing activities                                   0        1,623,000
                                                                  -----------      -----------
Net increase (decrease) in cash and cash equivalents               (5,104,000)         121,000
Cash and cash equivalents - beginning of period                     6,423,000           60,000
                                                                  -----------      -----------
Cash and cash equivalents - end of period                         $ 1,319,000      $   181,000
                                                                  ===========      ===========
Supplemental disclosures of cash flow information:
Cash paid during the period for Interest                          $      --        $     1,000
                                                                  ===========      ===========

SEE NOTES TO FINANCIAL STATEMENTS
                                      - 6 -

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

     b. The results of operations for the nine months ended September 30, 1999 presented herein are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1999.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS FACTORS, RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO RISKS ASSOCIATED WITH THE COMPANY'S FUTURE GROWTH AND OPERATING RESULTS, THE UNCERTAINTY OF OBTAINING SUFFICIENT FINANCING TO FUND THE COMPANY'S OPERATIONS, MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS, TECHNOLOGICAL CHANGE, COMPETITIVE FACTORS AND GENERAL ECONOMIC CONDITIONS.

Overview
     The Company develops, markets, licenses and supports a family of network security software products designed to provide comprehensive security to computer networks, including Internet based systems and internal networks and computing resources. The Company also offers to its customers a full range of consulting services in network security, network design and support. In January 1999, the Company introduced its CYBERWALLPLUS(TM) family of network security products. This suite of products was re-branded and modified from the original suite (FireWall/Plus) - to focus more on internal, embedded and distributed firewalling and intrusion prevention, than the FireWall/Plus suite - which competed in the intensely competitive space of traditional IP perimeter firewalls. The Company has a limited relevant operating history as a software developer upon which an evaluation of its prospects and future performance can be made. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the operation and expansion of a new business and the shift from research and product development to commercialization of products based on rapidly changing technologies in a highly specialized and emerging market. The Company will be required to significantly expand its product and development capabilities, introduce new products, introduce enhanced features to existing products, expand its in-house sales force, establish and maintain distribution channels through third-party vendors, increase marketing expenditures, and attract additional qualified personnel. In addition, the Company must adapt to the demands of an emerging and rapidly changing computer network security market, intense competition and rapidly changing technology and industry standards. There can be no assurance that the Company can successfully address such risks, and the failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition.

     To date, the Company has incurred significant losses and, at September 30, 1999, had an accumulated deficit of $ 18,347,000. In addition, since September 30, 1999, the Company has continued to incur significant losses. Inasmuch as the Company has increased its level of activities following the consummation of its initial public offering in November 1998 and will be required to make significant expenditures in connection with its sales and marketing and continuing research and product development efforts, the Company anticipates that losses will continue until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will ever achieve profitable operations.

     The Company is currently seeking additional financing which will be necessary to continue its operations beyond December 31, 1999. Although the Company is negotiating with several parties for such financing, there is no assurance that any such necessary financing will in fact be completed when needed, on commercially reasonable terms, or at all. The inability of the Company to secure such financing on a timely basis would have a material adverse effect on the Company, requiring it to curtail and possibly cease its operations. In addition, any additional financing may involve substantial dilution to the interest of the Company's then existing stockholders.

     The Company's software products have not yet achieved market acceptance. The future success of the Company is largely dependent upon market acceptance of its CYBERWALLPLUS(TM) family of software products. While the Company believes that its CYBERWALLPLUS(TM) family Of software products offer advantages over competing products for network security, license revenue from network security software products since their introduction (June 1995) through September 30, 1999 has only been $2,848,000, including a non-refundable pre-paid royalty of $500,000 in 1997. In addition, during the three and nine month periods ended September 30, 1999 and the year ended December 31,1998 license revenues from software products decreased as compared to the three and nine month periods ended September 30, 1998 and the year ended December 31,1997, respectively. Since its introduction in March 1999, license revenue from CYBERWALLPLUS(TM) has been only $127,000. Service revenues from product maintenance were $103,000 for the nine months ended September 30, 1999.

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

     During the quarter ended September 30, 1999, the Company's major achievements included the following:

     In August, the Company introduced its web-server embedded firewall product architecture and has since then announced some of its initial successes with several small and mid-sized customers (Koromaku Partners, NextLEC, NetPro Solutions, FuturesGuide, and Fisher. Towne and Associates).

     In August, the Company entered into a major consulting contract with Delphi Automotive.

     In September, the Company also entered into new relationships with partners in Japan, Argentina and Canada.

     The Company acquired 16 new CyberwallPLUS customers - and had over 20 previous Firewall/PLUS customers upgrade to CyberwallPLUS, either through existing support agreements or new ones.

     The Company announced the initial acceptance during the third quarter, of the Company's Intranet firewall for Any Protocol - CyberwallPLUS - AP - by 3 major corporations National Semiconductors, Capital One and Consumer's Energy.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     Revenues decreased by $216,000, from $1,573,000 for the nine months ended September 30, 1998 to $1,357,000 for the nine months ended September 30, 1999, primarily as a result of decreased license revenues as FirewallPLUS was discontinued and new revenues from CyberwallPLUS have not reached the former levels which was partially offset by higher consulting revenues .

     License revenues decreased by $328,000 or 64%, from $514,000 for the nine months ended September 30, 1998 to $186,000 for the nine months ended September 30, 1999, primarily due to lower product licensing revenue from FireWallPlus which was replaced by its successor product line, CyberwallPLUS which was announced in January 1999 and commenced shipping in March 1999. CyberwallPLUS license revenue for the quarter ended September 30, 1999 increased by $30,000 or 70% from $43,000 for the three months ended June 30 ,1999 to $73,000 for the three months ended September 30, 1999.

     Service revenues increased by $112,000 or 11%, from $1,059,000 for the nine months ended September 30, 1998 to $1,171,000 for the nine months ended September 30, 1999. Service revenues from consulting increased by $105,000 or 11%, from $963,000 for the nine months ended September 30, 1998 to $1,068,000 for the nine months ended September 30, 1999. The increase in service revenues was attributable to three large consulting projects serviced during the nine months ended September 30, 1999. Service revenues from product maintenance increased by $8,000 or 8%, from $95,000 for the nine months ended September 30, 1998 to $103,000 for the nine months ended September 30, 1999.

     The Company's revenues from customers in the United States represented 99% and 97% of the Company's revenues during the nine months ended September 30, 1998 and 1999, respectively.

     Cost of revenues consists of cost of licenses, amortization of software development costs and cost of services. Cost of licenses consist of software media (disks), documentation, product packaging, production costs, product royalties and the cost of hardware associated with sales of FireWall/Plus Premier Version. Cost of licenses decreased by $126,000 or 78%, from $161,000 for the nine months ended September 30, 1998 to $35,000 for the nine months ended September 30, 1999, representing 31% and 19% of license revenues, respectively. The decrease in cost of licenses in dollar amount was due to the decrease in license revenue and a decrease in royalties due on third party product sales. Cost of licenses as a percentage of license revenues may fluctuate from period to period due to changes in product mix, changes in the number or size of transactions recorded in a given period or an increase or decrease in licenses of products which would require the Company to pay royalties to third parties.

     Amortization of software development costs increased by $3,000 from $402,000 for the nine months ended September 30, 1998 to $405,000 for the nine months ended September 30, 1999, representing 78% and 218% of license revenues, respectively.

     Cost of services consist of salaries, benefits and overhead associated with consulting services and maintenance. Cost of services increased by $678,000 or 135%, from $502,000 for the nine months ended September 30, 1998 to $1,180,000 for the nine months ended September 30, 1999, representing 47% and 101% of service revenues, respectively. The increase in cost of services in dollar amount resulted primarily from hiring additional employees, travelling costs related to increases in employees and consulting time expended which was not billable to the customer. Cost of services as a percentage of license revenues may fluctuate from period to period due to changes in consultant headcount, costs relating to hiring new consultants or an increase or decrease in number of projects being worked.

     Gross profit (loss) decreased from $508,000 for the nine months ended September 30, 1998 to ($263,000) for the nine months ended September 30, 1999, representing 32% and (19%) of revenues, respectively. The decrease in gross profit was due to decreased license revenues and the increase in cost of services as a result of increased hiring costs.

     Product development consists of salaries, benefits, bonuses, travel and related costs of the Company's product development personnel, including consulting fees, the costs of computer equipment used in product and technology development and third-party development contracts. Product development expenses increased $660,000 or 149%, from $443,000 for the nine months ended September 30, 1998 to $1,103,000 for the nine months ended September 30, 1999, representing 28% and 81% of revenues, respectively. Total product developments costs, including capitalized costs of $100,000 and $300,000, were $543,000 and $1,403,000 for the nine months ended September 30, 1998 and September 30, 1999, respectively. The increase in total product development costs was due to the salaries, related employment costs and operational costs of establishing the new development team in Waltham, MA.

     Sales and marketing expenses consist primarily of salaries, including commissions, benefits, bonuses, travel, advertising, public relations, consultants and trade shows. Selling and marketing expenses increased by $1,748,000 or 253%, from $690,000 for the nine months ended September 30, 1998 to $2,438,000 for the nine months ended September 30, 1999, representing 44% and 180% of revenues, respectively. The increase in selling and marketing expenses was due primarily to available funding for marketing as a result of the Company's completion of its initial public offering and the release of its new product line, CyberwallPLUS.

     General and administrative expenses include employee costs, including salary, benefits, bonuses, travel and other related expenses associated with management, finance and accounting operations, and legal and other professional services provided to the Company. General and administrative expenses decreased by $370,000 or 21%, from $1,800,000 for the nine months ended September 30, 1998 to $1,430,000 for the nine months ended September 30, 1999, representing 114% and 105% of revenues, respectively. The decrease in general and administrative expenses was due primarily to decreases in non-cash compensation for services of $414,000 which was partially offset by increased salaries and expenses related to the hiring of the executive officers of the Company in May 1998, increased professional fees and recruiting fees, telephone and the costs associated with moving and setting up the new corporate headquarters.

     Interest expense was $722,000 for the nine months ended September 30, 1998 and the Company had interest income of $134,000 for the nine months ended September 30, 1999. The decrease in interest expense and the increase in interest income was due to the conversion of the majority of the Company's debt to equity concurrent with the consumation of the Company's initial public offering, the utilization of a portion of the proceeds of the offering to pay the remaining debt and the interest earned on the remaining proceeds of the offering in 1999.

     No provision for or benefit from federal, state or foreign income taxes was recorded for the nine months ended September 30, 1998 or the nine months ended September 30, 1999 because the Company incurred net operating losses during each period and fully reserved its deferred tax assets as their future realization could not be determined.

     As a result of the foregoing, the net loss increased by $1,953,000 or 62%, from $3,147,000 for the nine months ended September 30, 1998 to $5,100,000 for the nine months ended September 30, 1999.

Liquidity and Capital Resources

     The Company's capital requirements have been and will continue to be significant, and its cash requirements have been exceeding its cash flow from operations. At September 30, 1999, the Company had $1,319,000 of cash and cash equivalents and a working capital of $889,000. The Company has financed its operations primarily through net proceeds from the consummation of its initial public offering in November 1998, and prior thereto by private sales of equity and debt securities. Net cash used in operating activities was $1,348,000 and $4,377,000 during the nine months ended September 30, 1998 and 1999, respectively. Net cash used in operating activities for the nine months ended September 30, 1998 was primarily attributable to a net loss of $3,147,000 and an increase in accounts receivable of $262,000 which was offset by amortization of debt discount of $594,000, issuance of Common Stock and warrants for services rendered of $703,000 and depreciation and amortization of $523,000. Net cash used in operating activities for the nine months ended September 30, 1999 was primarily attributable to a net loss of $5,100,000 and an increase in prepaid expenses and other current assets of $150,000 and a decrease in deferred revenue of $27,000 which was partially offset by increases in accounts payable, accrued expenses and other current liabilities of $93,000, issuance of Common Stock and warrants for services rendered of $285,000 and depreciation and amortization of $569,000.

     The Company's operating activities during the nine months ended September 30, 1998 were financed primarily with $1,750,000 of proceeds from the issuance of $1,750,000 principal amount of notes and warrants to purchase 325,919 shares of Common Stock. The Company's operating activities for the nine months ended September 30, 1999 were primarily financed with the proceeds from the initial public offering consummated in November 1998. The Company does not currently have a line of credit from a commercial bank or other institution.

     The Company anticipates, based on currently proposed plans and assumptions relating to the implementation of its business plan (including the timetable of, costs and expenses associated with, and success of, its marketing efforts), that the net proceeds of its public offering, together with projected revenues from operations, will be sufficient to satisfy the Company's operations and capital requirements through December 1999. There can be no assurance, however, that such funds will not be expended prior thereto due to unanticipated changes in economic conditions or other unforeseen circumstances. In the event the Company's plans change or its assumptions change or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise) or projected revenues otherwise prove to be insufficient to fund the implementation of the Company's business plan or working capital requirements, the Company could be in need of additional financing sooner than currently anticipated. The Company is currently seeking additional financing but the Company has no current agreement with respect to any additional financing. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms or at all. Any inability to obtain additional financing when needed would have a material adverse effect on the Company, requiring it to curtail and possibly cease its operations. In addition, any additional equity financing may involve substantial dilution to the interests of the Company's then existing stockholders.

     During the quarter ended September 30, 1999 and subsequently, the Company took certain steps to reorganize its operations in order to reduce expenses. Such reorganization included the closing of its Texas office and consolidation of its operations in Massachusetts, closing of certain sales offices and the reduction of the number of employees from 46 to 31.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

     In July 1999, the City of Hope filed a lawsuit against the Company in Los Angeles Superior Court alleging breach of contract with respect to certain network security consulting services provided by the Company to the City of Hope and seeking return of $530,893 paid to the Company for such services, plus consequential damages and other unspecified damages. Prior to the City of Hope's commencement of the action, the Company had demanded from the City of Hope payment in the amount of $218,766, representing outstanding invoices for services rendered by the Company to City of Hope. In October, 1999, the parties settled the dispute by agreeing to forego their respective claims against each other and exchanging general releases.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Use of Proceeds.

     On November 12, 1998, the Company's registration statement on Form SB-2, as amended (file number 333-59617), relating to its initial public offering (the "Offering") was declared effective by the Securities and Exchange Commission. Whale Securities Co., L.P. acted as the underwriter in connection with the Offering which was consummated on November 17, 1998. In connection with the Offering, the Company registered, issued and sold 1,700,000 shares of Common Stock (excluding 255,000 shares of Common Stock subject to the underwriter's over-allotment option which was not exercised), at an initial public offering price of $6.00 per share resulting in net proceeds of $7,931,000, after payment of underwriting discounts and commissions and offering expenses of $2,269,000. Additionally, the Company registered 170,000 shares of Common Stock underlying warrants to purchase Common Stock sold by the Company to the underwriter for $100. The warrants are exercisable for a four-year period commencing on November 12, 1999 at a price of $9.30 per share. Since November 17, 1998 (the date of consummation of the Offering) through September 30, 1999, the Company used the net proceeds of the Offering as follows: $2,861,000 for sales and marketing, $1,586,000 for software development, $546,000 for payment of past due trade payables, $585,000 for repayment of outstanding indebtedness (including $132,000 for repayment of indebtedness to officers, directors and 10% or more stockholders and affiliates), $200,000 for purchase of office, telecommunications and computer equipment, $158,000 for expenses related to establishing new executive offices and $1,822,000 for working capital and general corporate purposes.

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

Item 5. OTHER INFORMATION.

     None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

     Exhibits

     The exhibits in the following table have been filed as part of this Quarterly Report on Form 10-QSB:

     Exhibit Number        Description of Exhibit
     --------------        ----------------------

           27 Financial data schedule for nine month period ended September 30, 1999

     No reports on Form-8-K were filed during the nine months ended September 30, 1999.

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

                           Date: November 15, 1999



                           By:  /s/ Murray P. Fish
                               -------------------------------
                           Murray P. Fish
                           Chief Financial Officer
                           (Principal Financial and Accounting Officer)

                           Date: November 15, 1999

     EXHIBIT INDEX

     Exhibit Number        Description of Exhibit
     --------------        ----------------------

           27 Financial data schedule for nine month period ended September 30, 1999