Form 10KSB40
period 1999-12-31
NETWORK 1 SECURITY SOLUTIONS INC
filed 2000-03-21
CIK 1065078

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-KSB


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999.

            [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to _________.

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

         Title of each class                      Name of each exchange
     Common Stock, $.01 par value                  on which registered
                                                  Boston Stock Exchange

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year: $394,000.

         The aggregate market value of the Common Stock of the registrant held by non-affiliates as of February 28, 2000 was approximately $38,744,000 based on the average bid and asked prices for such Common Stock as reported on the Nasdaq SmallCap Market.

         The number of shares of Common Stock outstanding as of February 28, 2000 was 5,350,753.

         Documents Incorporated by Reference:  None

         Transitional Small Business Disclosure Format (Check One):
         Yes [ ]   No [X]

                                     PART I

         THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS CERTAIN STATEMENTS WHICH ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE SAFE HARBOR PROVISIONS OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" IN ITEM 1 OF THIS REPORT AS WELL AS THOSE RISKS DISCUSSED ELSEWHERE IN THIS REPORT.


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Network-1 Security Solutions, Inc. (the "Company") develops, markets, licenses and supports a family of network security software products designed to provide comprehensive security to computer networks, including Internet based systems and internal networks and computing resources. The Company's CYBERWALLPLUS(TM) family of security software products enables an organization to protect its computer networks from internal and external attacks and to secure organizational communications over such internal networks and the Internet. The Company's CYBERWALLPLUS suite of products was first introduced in January 1999 and evolved from its prior FIREWALL/PLUS suite of security software products. The Company also offered its customers a full range of consulting services in network security and network design within its professional services group prior to its sale to Exodus Communications, Inc. (NASDAQ; EXDS) in February 2000.

         The CYBERWALLPLUS family of security solutions is designed to protect against Internet and Intranet based security threats and to address security needs that arise from within internal networks that often utilize other network transport protocols besides TCP/IP (the Internet network transport protocol) including, among others, Novell's IPX, Digital Equipment's DECnet and IBM's SNA. The Company's CYBERWALLPLUS family of network security products operates on the Microsoft Windows NT and Windows 2000 operating system platforms. The filter engine software technology of CYBERWALLPLUS, with its unique ability to handle and filter all commonly used network transport protocols, provides organizations with a highly secure and flexible security solution. Additionally, unlike most firewall solutions which focus on an enterprise's connection to the Internet, the CYBERWALLPLUS solution can be deployed throughout the enterprise; at the perimeter to control access to and from the Internet, between internal networks and on application servers and desktop PCs.

         Every day, more and more companies are turning to E-Business and extranets as a way to obtain a competitive edge and broaden their markets. The E-Business revolution is helping companies reduce costs, increase responsiveness and provide empowerment through immediate knowledge. However, by tying together previous separate company networks and by inviting customers, partners and suppliers onto their networks, companies have found that what were once closed and secure enterprise networks are now becoming open networks.

         Within these new open networks, the traditional perimeters and network boundaries have disappeared. The Company does not believe traditional perimeter security devices such as firewalls can effectively secure all of a network's resources which have embraced E-Business. The Company's CYBERWALLPLUS family of products is designed to solve this problem by protecting data where it resides - between the internal network segments and inside the server itself - finally allowing organizations to leverage the promise of electronic business, while ensuring the safety of strategic data assets.

         The Company is currently pursuing an aggressive growth strategy focusing its efforts on marketing its CYBERWALLPLUS family of network security products. Key elements of the Company's strategy are to:

         o Focus on securing e-Business networks by replacing perimeter "chokepoint" firewalls with web server embedded firewalls and intrusion prevention software from the Company (CyberwallPLUS - SV);

         o Emphasize the need for internal network security to secure e-Business networks. Internal network security is an important element of an effective multi-layer defense strategy to protect against external attacks, as the CSI/FBI 1999 Computer Security study indicates that approximately 30% of the organizations with perimeter firewalls were breached by outsiders. In addition, Internal network security is critical to protect enterprise resources from unwelcomed "insider" access. The same CSI/FBI 1999 study found that 56% of all breaches were from those with "insider" access;

         o Implement a marketing plan specifically targeted to create product interest and demand among security, network and system administrators in organizations of all sizes. Elements of the plan include co-marketing agreements with major complementary suppliers, such as Entrust Technologies, Inc., RSA Security, Inc., Oracle Corporation and Citrix Systems, Inc., targeted email distribution, newsletter sponsorships, trade shows and VAR recruiting activities; and

         o Implement a sales plan which includes a multi-channel distribution strategy, emphasizing selling direct to end customers and establishing and maintaining third-party resale relationships with OEMs, systems integrators and VARs in the United States and internationally.

         The Company was incorporated under the laws of the State of Delaware in July 1990. The Company's executive offices are located at 1601 Trapelo Road, Reservoir Place, Waltham, Massachusetts 02451 and its telephone number is (781) 522-3400. The Company's web site can be found at http://www.network-1.com.


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

         As a result of the explosive growth in network computing and Internet use, as well as use of Intranets and Extranets, protection of an organization's network and data has become a significant economic concern for businesses. The recently reported malicious attacks on various major online businesses were estimated by Forrester Research to have cost the industry more than $1 billion. The heightened awareness to the potential threats of network infrastructure attacks have caused President Clinton and Attorney General Reno as well as multiple US government and industry institutions to initiate active steps and programs aimed at enhancing network security and pursuit of hackers by the authorities. According to FBI estimates, U.S. companies suffer estimated losses of over $10 billion per year as a result of unauthorized access to information and data. According to the 1999 Computer Security Institute/FBI Computer Crime and Security Survey, 30% of the respondent organizations with perimeter firewalls indicated break-ins by outsiders - reflecting the insufficient protection provided by the single layer of defense that perimeter firewalls present. Additionally, 56% of the respondents reported unauthorized access by insiders as a major source of breaches. The Company believes that securely segmenting internal network areas and computing resources from unauthorized access will become paramount to providing overall information security by presenting multiple layers of defense against outsider threats and adding the ability to protect from threats by insiders.

FIREWALLS - CYBERWALLS

         A firewall is a security solution that enables an organization to protect its computer resources from unauthorized access by internal and external network users. Firewalls enforce access control security policies between a trusted network and an untrusted network. Only authorized traffic as defined by security policies is allowed access through the firewall. Firewalls are predominantly utilized today to provide security for a network's perimeter by preventing external breaches of the internal network (trusted network) from untrusted external sources (the public network).

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

         In January 1999, the Company introduced a new suite of advanced firewalls or "cyberwalls" which are specifically designed for use throughout an organization's network - on servers and in multi-protocol Internet, Intranet and Extranet environments. The term "cyberwalls" was introduced in an Aberdeen Group report, issued in January 1999, entitled "Cyberwalls: Network Security for an Interconnected World". Cyberwalls, based on an expansion of firewall security model, are a response to the increasing need for internal as well as external network security. Unlike IP firewalls, which typically operate as IP routers that reside at an organization's perimeter and filter the IP protocol, cyberwalls operate as a transparent bridge that can reside anywhere on the enterprise network, filter all commonly used network transport protocols (IP and non-IP).

         The Company's CYBERWALLPLUS family of security solutions is designed to address security needs that arise from within internal networks utilizing non-TCP/IP network transport protocols, including Novell's IPX, Digital Equipment Corporation's DECnet and IBM's SNA, as well as to protect against TCP/IP based Internet and Intranet security threats addressed by IP Firewalls. The Company's CYBERWALLPLUS suite of products consists of a cyberwall designed to control access to an organization's internal network from the public networks (the "CYBERWALLPLUS - IP EDITION"), a cyberwall controlling access between internal networks (the "CYBERWALLPLUS - AP EDITION"), a cyberwall controlling access between the network and a trusted server (the "CYBERWALLPLUS - SV EDITION"), and a cyberwall management application enabling the control and monitoring of many cyberwalls (the "CYBERWALLPLUS - CENTRAL").

CYBERWALLPLUS TECHNOLOGY

         The Company's network security solutions are based upon its proprietary CyberwallPLUS technology which provides organizations enterprise-wide security to protect against unauthorized access from the Internet as well as security for internal sources of intrusion and breach. The following are key elements of the Company's CYBERWALLPLUS solution:

         Enterprise-Wide Deployment. Unlike most firewall solutions which focus on an enterprise's connection to the Internet, the CYBERWALLPLUS solution, as a result of its unique architecture, may be used throughout the enterprise; at the perimeter to control access to and from the Internet, between internal networks and on application servers, including web servers, and desktop PCs to protect data residing on such servers and PCs. While firewall solutions must be installed on dedicated computers, CYBERWALLPLUS can operate on Windows NT and Windows 2000 workstations and servers without interfering with the normal operation of such desktop computers or servers. As a result, the CYBERWALLPLUS security solution can be installed on existing strategic computing resources within the enterprise without incurring the expense of additional computing hardware. CYBERWALLPLUS does not utilize significant server resources and may therefore co-exist with other application software running on the host WINDOWS NT/2000 system.

         Advance Filtering System. The architecture of WINDOWS NT/2000 includes two operating modes, the "user" system itself and "kernel" modes. The CYBERWALLPLUS Filter Engine is implemented in kernel mode to maximize performance and to provide maximum security from network intrusion to the host operating system environment. Using proprietary kernel-level software code developed by the Company, CYBERWALLPLUS Interceptor Shim and Filter Engine introduce a security layer between the network hardware drivers and the Windows NT operating system. CYBERWALLPLUS filters all network packet traffic before it reaches the host system. Incoming data packets enter the host through the network interface card and its associated hardware driver and are immediately passed to the CYBERWALLPLUS Interceptor Shim, which redirects them to the Filter Engine. The Filter Engine, using a proprietary high-speed, real-time security policy enforcement language, checks the packet content and its context against a user defined security policy rule database to determine whether the packet should be allowed to enter (or exit) the system. Packets permitted access are then re-inspected against an integrated database of intrusion signatures that fend off a variety of denial-of-service and surveillance attacks used by hackers.

         Multi-Layer Security. The Company's CYBERWALLPLUS family of products employs stateful inspection and filtering technology provides advanced security for TCP/IP related network transport protocols and applications. Stateful filtering involves the knowledge of states of protocols at specific transaction intervals during the network connection between two communicating applications between specific systems. Transaction states occur at Link, Network, Transport and Application layers of the communications over a computer network, and CYBERWALLPLUS can detect conditions that violate the required or expected state of one or a simultaneous series of protocols. CYBERWALLPLUS incorporates frame, packet, byte stream and stateful inspection capabilities in the security management of network connections. The Company believes that CYBERWALLPLUS'S multi-layer approach to security greatly strengthens the security of trusted network resources and the host WINDOWS NT/2000 system itself.

         Multi-Protocol Capability. A unique aspect of CYBERWALLPLUS is its ability to provide multi-protocol filtering not available from network security products offered by other firewall vendors. CYBERWALLPLUS has the advantage of filtering not only TCP/IP, but also a multitude of other network transport protocols. The Company believes that the ability of CYBERWALLPLUS to filter multiple network transport protocols offers significant advantages as a security product for internal networks where multiple network transport protocols are common. In a PC-based environment, multiple network transport protocols often co-exist, as WINDOWS NT/2000 itself comes pre-equipped with TCP/IP, IPX (Novell), NetBEUI (LAN Manager) and AppleTalk. In addition, certain applications require the use of non-TCP/IP protocols to operate between sub-networks on an enterprise network. The multi-protocol filtering capability of CYBERWALLPLUS is effective in securing web systems that access information via non-IP protocols. While some commercially available routers allow basic packet filtering for multiple network transport protocols, the Company believes its multi-protocol advanced filtering capabilities offer superior features to router based solutions, such as a graphical user interface, extensive logging, reporting and alarming and security policy time management.

         Transparency. CYBERWALLPLUS may be operated in a transparent ("stealth") mode. In this mode, CYBERWALLPLUS has no network address (i.e. it is not visible on the network) and therefore can not be identified for attack. The Company believes that this feature provides additional security to the host system because when a firewall has a network address, it can be located and is more susceptible to attack. CYBERWALLPLUS provides full firewall protection while operating in transparent mode, except that remote management is not permitted.

         Centralized Management. Through its CYBERWALLPLUS - CENTRAL product, the CYBERWALLPLUS suite permits centralized management and monitoring that allows a network manager to manage and monitor multiple cyberwalls from a local or remote location. Accordingly, large and geographically dispersed cyberwall networks may be managed from a single location.

         Customized Security Policies. CYBERWALLPLUS also allows customized security policies for individual departments, applications and individual systems and personnel within the network. Network managers may apply security rules to any edition of the CYBERWALLPLUS products so that individual systems, protocols, applications, frames and many other network entities are either explicitly denied or authorized access to specific applications and other network entities.

         Ease of Use. CYBERWALLPLUS was designed to be easily installed, configured and managed by a network or system manager with minimal or no security skills. CYBERWALLPLUS may be installed and configured by use of the graphical user interface (GUI) by simply pointing and clicking the mouse. To facilitate implementation, CYBERWALLPLUS comes pre-programmed with a wide variety of frequently used default security policies (templates) which require the customer to simply select one of the rule-bases and save the selection.

PRODUCTS

         In January 1999, the Company introduced a family of CYBERWALLPLUS products for WINDOWS NT which offers a broad range of network security solutions. The CYBERWALLPLUS family of products includes the CYBERWALLPLUS - IP EDITION, CYBERWALLPLUS - SV EDITION, CYBERWALLPLUS - AP EDITION and CYBERWALLPLUS - CENTRAL. All products are currently shipping. Through the first quarter of 1999, the Company's main product was CYBERWALLPLUS'S predecessor product line, FIREWALL/PLUS. The Company first introduced the FIREWALL/PLUS ENTERPRISE EDITION for Windows NT in January 1997. As of December 31, 1999, the Company had licensed one or more of its FIREWALL/PLUS or CYBERWALLPLUS family of software products to over 250 customers. License revenue from these products accounted for 61% and 63% of the Company's revenues for the years ended December 31, 1999 and 1998, respectively.

         The Company announced in February 2000 that all of its products will ship for use with Microsoft's new Windows 2000 platform, in the second quarter of 2000.

         CYBERWALLPLUS - IP. This product is an IP network firewall, for perimeter Internet and internal Intranet applications. The product operates on a WINDOWS NT/2000 host, running on Intel - Pentium or Compaq platforms and provides high performance, ease-of-use and support for "stealth" operations. A fully functional 14-day evaluation copy of the product may be downloaded from the Company's web site. Depending on configuration, pricing for the IP product starts at U.S. $1,995.

         CYBERWALLPLUS - SV. While WINDOWS NT/2000 provides many useful and important security features, the operating system does not specifically include firewall-class packet filtering features for network security. Industry concern over limitations in WINDOWS NT/2000 network security is well documented. Systems and network administrators have been required to work around the limited network security controls within WINDOWS NT/2000 by placing the computer systems behind external firewalls, thereby increasing exposure to network attack and cost. Because the server-based CYBERWALLPLUS - SV operates in the kernel of the host's operating system, WINDOWS NT/2000 administrators have an easy-to-use, flexible tool to implement powerful network access controls and intrusion detection facilities not featured in WINDOWS NT/2000. CYBERWALLPLUS - SV adds a range of robust security capabilities not currently provided within WINDOWS NT/2000, including stateful packet inspection, protocol and address filtering for any protocol (including IP, IPX, AppleTalk, and NetBEUI that ship with Windows NT), built-in network intrusion detection and prevention, and comprehensive audit logging. These powerful features not only protect servers from unauthorized network access, but also detect and prevent malicious "denial of service" and surveillance scanning. The product is priced starting at U.S. $995.

         CYBERWALLPLUS - AP. Using CYBERWALLPLUS - AP (Any Protocol), departmental networks and other internal network domains may be securely interconnected by an organization's multi-protocol backbone network. The AP EDITION of CYBERWALLPLUS supports over 4,500 protocols, including proprietary protocols that may exist in financial, manufacturing, power utility or airline networks. The Company's unique filter engine in CYBERWALLPLUS allows for the easy addition of additional IP and non-IP protocols to the cyberwall's security rules and policies. The AP product operates on a WINDOWS NT/2000 host running on Intel - Pentium or Compaq platforms. Prices depend on configuration and start at U.S. list $6,995.

         CYBERWALLPLUS - CENTRAL. Rounding out the CYBERWALLPLUS offering is the central management application used to configure and monitor multiple remote cyberwalls. The software was released in December 1999 and is key to the adoption of CYBERWALLPLUS by large enterprise customers and OEM's. The product can run on WINDOWS NT/2000 and Windows 98. It is currently offered free of charge with any purchase of one of CYBERWALLPLUS products.

CUSTOMERS

         The Company's customers represent a wide range of industries and institutions, both commercial and government, which consider networked-data resources to be among the most important assets within their organizations. As of December 31, 1999, the Company had licensed one or more of its network security products to over 250 customers. Customers for FIREWALL/PLUS and CYBERWALLPLUS products have included The Sabre Group Inc., ("Sabre"), Electronic Data Systems Corporation ("EDS"), TRW, Inc., National Semiconductor Corp., Fairchild Semiconductor, Atlantic Richfield Company and related entities ("ARCO"), GTE, Inc., and Continental Airlines. During the year ended December 31, 1998, license revenues from EDS and Sabre accounted for 16% and 11% of the Company's revenues, respectively.

         During the years ended December 31, 1999 and 1998, license revenue from international customers (licenses to foreign end users and international distributors) accounted for 12% and 3% of the Company's revenues, respectively. All of the Company's revenues from international licenses were denominated in U.S. dollars.

SALES AND MARKETING

         The Company is currently implementing a sales and marketing plan which consists of a multi-channel distribution strategy and a promotion strategy to create consumer awareness of the Company and its CYBERWALLPLUS products and to educate the market about the need to implement network security products and of the capabilities and benefits of the Company's CYBERWALLPLUS solutions.

MULTI-CHANNEL DISTRIBUTION

         IN-HOUSE SALES AND MARKETING TEAM. The Company's internal sales and marketing team consists of eleven (11) persons, consisting of a Vice President of Sales and Marketing, a Director of Marketing, a Director of Public Relations, a Director of Channel Programs, four sales representatives, two sales engineers and one marketing support personnel. The Company's sales representatives and sales engineers are responsible for soliciting potential customers and providing pre-sale technical support to customers, as well as supporting third-party distribution channels..

         The Company intends to hire additional sales and marketing personnel in connection with the expansion of the Company's sales efforts. Although the Company's in-house sales force will continue to solicit potential customers, its primary responsibility is expected to evolve to supporting third-party distribution channels.

         THIRD-PARTY DISTRIBUTION CHANNELS. A key element of the Company's distribution strategy is to establish and maintain relationships with third-party distributors within the United States and internationally. By engaging such third-party distributors, the Company is able to utilize the end-user sales and support infrastructure of these channels.

         The Company currently has relationships with six (6) national, regional and local systems integrators, VARs and resellers in North America, including EDS, EnerNet Associates, Inc. and Studon Business Solutions, Inc. The Company currently has relationships with international system integrators, VARs, resellers and distributors in the following 15 countries: Japan, Canada, United Kingdom, Israel, Republic of China, the Netherlands, Hong Kong, Russia, Argentina, Peru, Ecuador, Paraguay, Colombia, Switzerland and South Africa.

         The Company's agreements with resellers generally grant the reseller the right to market the Company's products in specified territories on a non-exclusive basis, are terminable on short notice and do not prohibit the reseller from selling products that are competitive with the Company's products.

         The Company intends to continue to seek to establish relationships with additional third-party distributors, large system integrators and VARs with the necessary resources to successfully distribute the Company's CYBERWALLPLUS products.

         The Company also seeks to enter into OEM or licensing arrangements whereby the Company grants to an OEM or other third party the right to incorporate and/or bundle a specific technology of the Company with the OEM's or other third-party's products. The Company believes that arrangements with third-party distributors and OEMs will account for an increased percentage of its revenues in the future.

ADVERTISING AND PROMOTION

         The Company is implementing an advertising and promotion strategy to create consumer awareness of the Company and its CYBERWALLPLUS products and to educate the market about network security threats and the ability of CYBERWALLPLUS to address customer needs. The Company advertises and promotes its products through print advertising, Internet web site advertising, direct marketing efforts and participation in trade shows and seminars which target organization security and management information system administrators and network system integrators.

         The Company's web site, http://www.network-1.com, includes a description of the Company's CYBERWALLPLUS family of products and enables visitors to the site to download a fully functional CYBERWALLPLUS for a 14-day trial. The Company continues to add content to the web site, such as product information, including a user guide, network security industry information and additional content specific to distributors and end users, improved download capabilities for the trial version and continuous updates and announcements from the Company - including press releases and new marketing materials.

PROFESSIONAL SERVICES

         The Company has designed, planned, audited and implemented numerous networks worldwide for a broad spectrum of clients, including Fortune 500 companies, small companies with modest requirements, federal, state and foreign governments and utilities, as well as education and research institutions.

         On February 9, 2000, the Company entered into an Asset Purchase Agreement with Exodus Communications, Inc. ("Exodus") pursuant to which its professional services business was sold for an aggregate consideration of $4.0 million in cash, of which $1.3 million is held in escrow subject to certain conditions described below. The Company has reclassified all of its consulting service revenues and related expenses as revenue and expenses from discontinued operations. See Note L to Financial Statements. In connection with this sale, all seven (7) employees of the Company's professional services business agreed to become employees of Exodus. Such employees include Dr. William Hancock, the Company's former Chief Technology Officer and Robert Russo, the Company's former Vice President of Professional Services. Dr. Hancock will continue to serve on the Company's Board of Directors. Effective upon the closing of the sale, the Company granted stock options to the seven employees for the purchase of 104,063 shares at $2.91 per share. In connection therewith, the Company incurred a compensation charge of $525,000 based upon the intrinsic value of the portion of the options vesting at such date. The balance of the options vest one year after the closing provided that the employees are still employed by Exodus. An additional charge of $863,000 will be incurred at such date assuming all the options vest. The $1.3 million of the purchase price held in escrow includes (i) $300,000 conditioned upon Exodus securing a minimum of $300,000 of purchase orders or commitments for consulting services from certain customers within ninety (90) days of the closing, and (ii) $1,000,000 conditioned upon the Company's former employees remaining employed by Exodus for at least one (1) year from the closing of the sale. In connection with such sale, the Company has agreed not to offer any professional or consulting services competitive with those services offered by Exodus for a period of two years from the closing date. The Company has agreed to pay an aggregate of 14% of the $1.0 million of the escrow proceeds to the former employees provided that they remain with Exodus for at least one year.

         The decision of the Board of Directors of the Company in November 1999 to sell the Company's Professional Services Group resulted in the classification of the results of operations and net assets of this group as discontinued operations in the Company's financial statements. Consulting services generated 77% and 62% of the Company's revenues for the years ended 1999 and 1998, respectively. Consulting revenues for ARINC, Delphi Automotive, Inc. and R.W. Johnston Pharmaceutical Research Institute accounted for 26%, 19% and 11% of the Company's revenues for 1999, respectively. Consulting revenues from the City of Hope and Flour Daniel accounted for 29% and 22% of the Company's revenues for 1998, respectively.

CUSTOMER SERVICE AND SUPPORT

         The Company believes that customer service and support is critical to retaining customers and attracting prospective customers. The Company provides customer service and support through its internal technical support staff located at its Waltham, MA office. To date, the Company has not incurred any material warranty expense. Customers receive telephone and email presale support. Customers are required to purchase the Company's annual maintenance program at an average annual cost of 15% of the then current purchase price which includes technical assistance and product updates. Technical support is available 24 hours a day, 7 days a week, by telephone and electronic mail. In addition, the Company provides customers with fee-based on-site installation, support and training. The Company provides its resellers with sales and technical support.

PRODUCT DEVELOPMENT

         The Company believes that development of new products and enhancements to existing products are essential for the Company to effectively compete in the network security market. The Company's product development efforts are directed toward enhancing its CYBERWALLPLUS family of security products, developing new products and responding to emerging industry standards and other technological changes. The Company intends to introduce new application products for the network security market. The Company's new product development efforts are focused on enhancements to the Company's current suite of products and new network security products, including products that support Windows 2000 and other operating systems. While the Company expects that certain of its new products will be developed internally, the Company may, based on timing and cost considerations, expand its product offerings through acquisitions. In addition, the Company has relied on external development resources for the development of certain of its products and components.

         The Company currently has fourteen (14) employees in its engineering organization - who perform research, development, quality assurance and after-sale support. Historically, a substantial portion of the Company's research and development activities have been undertaken by engaging third-party consultants and independent contractors. Currently all development activities are being done by employees. During the years ended December 31, 1999 and 1998, the Company's total product development costs, including the costs capitalized, were $1,828,000, and $864,000, respectively.

         The Company intends to hire additional software engineers and developers on a full-time basis during 2000.

COMPETITION

         The network security market in general, and the firewall-cyberwall product market in particular, is characterized by intense competition and rapidly changing business conditions, customer requirements and technologies. The Company believes that the principal competitive factors affecting the market for network security products include security effectiveness, name recognition, scope of product offerings, product features, distribution channels, price, ease of use and customer service and support. Currently, the Company's principal competitors include Axent Technologies Inc., Check Point Software Technologies, Ltd., Cisco Systems, Inc., NetGuard, Ltd., Network Associates, Inc. NetworkICE, SonicWall, Inc. and WatchGuard Technologies, Inc. Due to the rapid expansion of the network security market, the Company may face competition from new entrants.

         Most of the Company's current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and possess substantially greater financial, technical and marketing and other competitive resources than the Company. As a result, the Company's competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the promotion and sale of their products than the Company. While the Company believes that its CYBERWALLPLUS products do not compete against manufacturers of other types of security products (such as encryption and authentication products), potential customers may perceive the products of such other companies as substitutes for the Company's products. In addition, certain of the Company's competitors may determine for strategic reasons to consolidate, to substantially lower the price of their network security products or to bundle their products with other products, such as hardware or other enterprise software products. Accordingly, it is possible that new competitors and alliances among competitors may emerge and rapidly acquire significant market share. The Company's current and potential competitors may develop products that may be more effective than the Company's current or future products, or the Company's products may be rendered obsolete or less marketable by evolving technologies or changing consumer demands, or the Company may otherwise be unable to compete successfully. Increased competition for firewall and CyBERWALLPLUS products may result in price reductions, reduced gross margins and may adversely effect the Company's ability to gain market share, any of which would adversely effect the Company's business, operating results and financial condition.

PROPRIETARY RIGHTS

         The Company's success is substantially dependent on its proprietary technologies. The Company does not hold any patents and relies on copyright and trade secret laws, non-disclosure agreements with employees, distributors and customers, including "shrink wrap" license agreements that are not signed by the customer, and technical measures to protect the ideas, concepts and documentation of its proprietary technologies and know-how to protect its intellectual property rights. Such methods may not afford complete protection, and there can be no assurance that third parties will not independently develop substantially equivalent or superior technologies or obtain access to the Company's technologies, ideas, concepts and documentation. In addition, confidentiality agreements between the Company and its employees, distributors or customers may not provide meaningful protection for the Company's proprietary information in the event of any unauthorized use or disclosure. Any inability to protect its proprietary technologies could have a material adverse effect on the Company. Furthermore, the Company may be subject to additional risk as it enters into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protection of the Company's rights may be ineffective in such countries.

         The Company has applied for a U.S. trademark registration for the CYBERWALLPLUS. Although the Company is not aware of any challenges to the Company's rights to use this trademark, there can be no assurance that the use of this mark would be upheld if challenged.

         Although the Company believes that its technologies and products have been developed independently and do not infringe upon the proprietary rights of others, there can be no assurance that the Company's technologies and products do not infringe and that third parties will not assert infringement claims against the Company in the future. The Company is not aware of any patent infringement charge or any violation of other proprietary rights claimed by any third party relating to the Company or the Company's products.

         As the number of security products being offered continues to increase, the functionality of such products may further overlap, which could result in increased infringement claims by software developers, including infringement claims against the Company with respect to future products. The Company may not be able to modify its products or obtain a license in a timely manner, upon acceptable terms and conditions. In addition, the Company may not have the financial or other resources necessary to defend a patent infringement or other proprietary rights infringement action. Failure to do any of the foregoing could have a material adverse effect on the Company, including possibly requiring the Company to cease marketing its products.

EMPLOYEES

         As of March 10, 2000, the Company had 30 full time employees, including 11 in sales and marketing, 12 in product research and development, 2 in technical support and 5 in administration and finance. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has not experienced any work stoppages and considers its relationship with its employees to be good.

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

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company operates in a rapidly changing and, highly competitive environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights the most material of the risks.

         WE HAVE A HISTORY OF LOSSES AND IF WE DO NOT ACHIEVE PROFITABILITY, WE MAY NOT BE ABLE TO CONTINUE OUR BUSINESS IN THE FUTURE.

         We have incurred substantial operating losses since our inception, which has resulted in an accumulated deficit of $21,693,000 as of December 31, 1999. For the fiscal years ended December 31, 1999 and 1998, we incurred net losses of $6,946,000 and $5,777,000, respectively. We have financed our operations primarily through the sales of equity and debt securities. Our expense levels are high and our revenues are difficult to predict. We anticipate incurring additional losses until we increase our client base and revenues. We may never achieve or sustain significant revenues or profitability. If we are unable to achieve increased revenues, we will continue to have losses and may not be able to continue our operations.

         WE COULD BE REQUIRED TO CUT BACK OR STOP OPERATIONS IF WE ARE UNABLE TO RAISE OR OBTAIN NEEDED FUNDING.

         Our ability to continue operations will depend on our positive cash flow, if any, from future operations or our ability to raise additional funds through equity or debt financing. In December 1999, we consummated a private financing of $3.0 million of equity and debt in order to obtain the working capital necessary to continue to finance our operations and execute our business plan. Although we anticipate that future revenues and our current cash balance will be sufficient to fund our operations and capital requirements until approximately January 2001, we cannot give you any assurance that we will not need additional funds before such time. We have no current arrangements for additional financing and we may not be able to obtain additional financing on commercially reasonable terms, if at all. We could be required to cut back or stop operations if we are unable to raise or obtain funds when needed.

         WE HAVE HAD A LIMITED OPERATING HISTORY AS A SOFTWARE PRODUCT COMPANY AND LACK ANY SUBSTANTIAL REVENUE.

         We have a limited operating history as a software product company and have made only limited sales of our products. Our total revenues for software licenses for the years ended December 31, 1999 and 1998 were $260,000 and $569,000, respectively.

         THE RECENT SALE OF OUR PROFESSIONAL SERVICES BUSINESS WILL HAVE AN ADVERSE EFFECT ON CASH FLOW AND REVENUES.

         In February 2000, we sold our professional services business to Exodus Communications Inc. for $4.0 million in cash, of which $1.3 million is held in escrow subject to certain conditions. As part of the transaction with Exodus, we agreed not to offer any professional or consulting services for two (2) years following the closing. The professional services business accounted for 77% and 62% of our total revenues during the fiscal years ended December 31, 1999 and 1998, respectively. Accordingly, our future cash flow from operations is likely to be materially adversely effected from the sale of our professional services business until, if ever, we generate sufficient revenue from the licensing of our software products.

         OUR REVENUES DEPEND ON SALES OF OUR CYBERWALLPLUS PRODUCTS AND WE ARE UNCERTAIN WHETHER THERE WILL BE BROAD MARKET ACCEPTANCE OF THESE PRODUCTS.

         Our revenue growth for the foreseeable future is dependent upon increased sales of our CYBERWALLPLUS family of software products. Since the introduction of our predecessor line of security products (FIREWALL/PLUS) in June 1995 through December 31, 1999, license revenue from all software products has been $2,922,000 including a non-refundable pre-paid royalty of $500,000 in 1997. Since the introduction of our CYBERWALLPLUS suite of products in January 1999 through December 31, 1999, license revenue from our CYBERWALLPLUS products was only $195,000. Our future financial performance will depend upon the successful introduction and customer acceptance of our CYBERWALLPLUS products as well as the development of new and enhanced versions of this product. Revenue from products such as CYBERWALLPLUS depend on a number of factors, including the influence of market competition, technological changes in the network security market, our ability to design, develop and introduce enhancements on a timely basis and our ability to successfully establish and maintain distribution channels. If we fail to achieve broad market acceptance of our CYBERWALLPLUS products, it would have a material adverse effect on our business, operating results and financial condition.

         INABILITY TO ENTER INTO STRATEGIC RELATIONSHIPS WITH INDIRECT CHANNEL PARTNERS COULD HAVE A MATERIAL ADVERSE EFFECT ON US.

         As part of our sales and marketing efforts, we are seeking to develop strategic relationships with indirect channel partners, such as original equipment manufacturers and resellers. We have limited financial, personnel and other resources to undertake extensive marketing activities ourselves. Therefore, our prospects will depend on our ability to develop and maintain strategic marketing relationships with indirect channel partners and their ability to market and distribute our products. If we are unable to enter into and maintain such arrangements or if such arrangements do not result in the successful commercialization of our products, then this could have a material adverse effect on our business, operating results and financial condition.

         WE MAY NOT BE ABLE TO SUCCESSFULLY COMPETE IN THE NETWORK SECURITY MARKET.

         The network security market is characterized by intense competition and rapidly changing business conditions, customer requirements and technologies. The principal competitive factors affecting the market for network security products include security effectiveness, scope of product offerings, name recognition, product features, distribution channels, price, ease of use and customer service and support. Most of our current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and possess substantially greater financial, technical and marketing and other competitive resources than us. As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than we may. In addition, certain of our competitors may determine for strategic reasons to consolidate, to substantially lower the price of their network security products or to bundle their products with other products, such as hardware or other enterprise software products. Our current and potential competitors may develop products that may be more effective than our current or future products or that render our products obsolete or less marketable. Increased competition for network security products may result in price reductions and reduced gross margins and may adversely effect our ability to gain market share, any of which would adversely affect the Company's business, operating results and financial condition.

         OUR OPERATING RESULTS MAY FLUCTUATE QUARTERLY AND IF THEY WERE BELOW THE EXPECTATIONS OF INVESTORS AND ANALYSTS, THE PRICE OF OUR STOCK WOULD LIKELY BE ADVERSELY EFFECTED.

         We anticipate significant quarterly fluctuations in our operations in the future, since our results are dependent on the volume and timing of orders, which are difficult to predict. Customers' purchasing patterns and budgeting cycles, as well as the introduction of new products, may also cause our operating results to fluctuate. Therefore, comparing quarterly operating results may not be meaningful and should not be relied on. Also, our operating results may be below analysts' and investors' expectations in some future quarters, which would likely have a material adverse effect on our common stock's price.

         WE ARE DEPENDENT ON A FEW KEY PERSONNEL AND WE NEED TO ATTRACT AND RETAIN HIGHLY QUALIFIED TECHNICAL, SALES, MARKETING, DEVELOPMENT AND MANAGEMENT PERSONNEL.

         Our success is largely dependent on the continued service of key technical and senior management personnel. The loss of the services of one or more of our key employees, in particular Avi A. Fogel, our President and Chief Executive Officer, or Robert P. Olsen, our Vice President of Marketing and Sales, could have a material adverse effect on our business, operating results and financial condition. We have employment agreements with Messrs. Fogel and Olsen that expire in May 2002 and May 2001, respectively.

         Our success will also depend on our ability to attract, train and retain highly qualified technical, sales, marketing, development and managerial personnel. There is considerable and often intense competition for the services of such personnel. We may not be able either to retain our existing personnel or acquire additional qualified personnel as and when needed. If we are unable to hire and retain such personnel, our business, operating results and financial condition could be materially adversely affected.

         WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR PROPRIETARY TECHNOLOGY, WHICH COULD RESULT IN LOWER REVENUES AND/OR PROFITS.

         We do not hold any patents and rely on copyright and trade secret laws, non-disclosure agreements and contractual provisions to protect our proprietary technology. These methods afford only limited protection. Despite the precautions we take, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary technologies, ideas, know-how and other proprietary information without authorization or may independently develop technologies similar or superior to our technologies. Policing unauthorized use of our products may be difficult and costly. Also, the laws of some foreign countries do not protect our proprietary rights as much as the laws of the United States. We are unable to predict whether our means of protecting our proprietary rights will be adequate.

         We believe that our technologies have been developed independent of others. Nevertheless, third parties may assert infringement claims against us and our technologies may be determined to infringe on the intellectual property rights of others. We could become liable for damages, be required to modify our technologies or obtain a license if our technologies are determined to infringe upon the intellectual property rights of others. We may not be able to modify our technologies or obtain a license in a timely manner, if required, or have the financial or other resources necessary to defend an infringement action. We would be materially adversely effected if we fail to do any of the foregoing.

         WE CAN BE EXPOSED TO NUMEROUS POTENTIAL LIABILITY CLAIMS FOR DAMAGES AND, IF OUR INSURANCE DOESN'T ADEQUATELY COVER LOSSES, THIS COULD HAVE A MATERIAL ADVERSE EFFECT ON US.

         Since our products are used to prevent unauthorized access to and attacks on critical enterprise information, we may be exposed to potential liability claims for damage caused as a result of an actual or alleged failure of an installed product. We cannot assure you that the provisions in our license agreements designed to limit our exposure will be enforceable. Our personnel often gain access to confidential and proprietary client information. Any unauthorized use or disclosure of such information could result in a claim for substantial damages. We can give no assurances that our insurance policies will be sufficient to cover potential claims or that adequate levels of coverage will be available in the future at a reasonable cost.

         POSSIBLE DELISTING OF OUR SECURITIES FROM NASDAQ SYSTEM; RISKS RELATING TO LOW-PRICED STOCKS.

         Our common stock is listed on the Nasdaq SmallCap Market under the symbol "NSSI." In order to continue to be listed on Nasdaq, however, we must comply with certain maintenance standards. In the event of a delisting, an investor could find it more difficult to dispose of or to obtain accurate quotations as to the market value of our common stock.

         In addition, if our common stock were to become delisted from trading on Nasdaq and the trading price of the common stock were to fall below $5.00 per share, our common stock could be considered a penny stock. SEC regulations generally define a penny stock to be an equity security that is not listed on Nasdaq or a national securities exchange and that has a market value of less than $5.00 per share, subject to certain exceptions. The SEC regulations would require broker-dealers to deliver to a purchaser of our common stock a disclosure schedule explaining the penny stock market and the risks associated with it. Various sales practice requirements are also imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). Broker-dealers must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and monthly account statements disclosing recent price information for the penny stock held in the customer's account. If our common stock is no longer traded on Nasdaq and becomes subject to the regulations applicable to penny stocks, investors may find it more difficult to obtain timely and accurate quotes and execute trades in our common stock.

         THE SIGNIFICANT NUMBER OF OPTIONS, WARRANTS AND CONVERTIBLE SECURITIES OUTSTANDING MAY ADVERSELY AFFECT THE MARKET PRICE FOR OUR COMMON STOCK.

         As of February 28, 2000, there are outstanding (i) options and warrants to purchase an aggregate of 2,338,255 shares of our common stock at exercise prices ranging from $1.50 to $10.00, (ii) 491,803 shares of Series D Convertible Preferred Stock which are convertible at any time into an equal number of shares of our common stock and (iii) debt in the principal amount of $1,500,000 which, subject to stockholder approval, can be converted into 491,803 shares of our

Series D Preferred Stock (up to 570,492 shares if you include potential interest through the maturity of promissory notes) and warrants to purchase 491,803 shares of our common stock (up to 570,492 shares if you include potential interest through the maturity of the promissory notes) at an exercise price of $3.00 per share, subject to adjustment depending upon product revenue achieved during the three (3) month period ended March 31, 2000. To the extent that outstanding options, warrants or convertible debt are exercised or converted, your percentage ownership will be diluted and any sales in the public market of the common stock underlying such options, warrants or convertible debt may adversely affect prevailing market prices for our common stock.

         WE HAVE A SIGNIFICANT AMOUNT OF AUTHORIZED BUT UNISSUED PREFERRED STOCK, WHICH MAY AFFECT THE LIKELIHOOD OF A CHANGE OF CONTROL IN OUR COMPANY.

         As of the date of this prospectus, our Board of Directors has the authority, without further action by the stockholders, to issue 5,000,000 shares of preferred stock (of which only 491,803 shares of Series D Preferred Stock are outstanding as of the date hereof) on such terms and with such rights, preferences and designations as the Board may determine. Such terms may include restricting dividends on our common stock, dilution of the voting power of our common stock or impairing the liquidation rights of the holders of our common stock. Issuance of such preferred stock, depending on the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control. In addition, certain "anti-takeover" provisions in Delaware law may restrict the ability of out stockholders to authorize a merger, business combination or change of control.


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

         None

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

YEAR ENDED DECEMBER 31, 1999                HIGH                  LOW
                                          ---------            ---------
Fourth Quarter                            $ 10.8125            $    1.50
Third  Quarter                            $   6.625            $   1.625
Second Quarter                            $   6.875            $    3.75
First  Quarter                            $   8.125            $    6.00



YEAR ENDED DECEMBER 31, 1998

Fourth Quarter                            $    7.25            $    6.50
(commencing November 12, 1998)


         On March 2, 2000, the last sale price for the Common Stock as reported on NASDAQ was $17.50 per share. The number of record holders of the Company's Common Stock was 63 as of March 7, 2000. The Company believes that there are in excess of 2,300 beneficial owners of its Common Stock.

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

         RECENT SALES OF UNREGISTERED SECURITIES. On December 22, 1999, the Company consummated a $3.0 million private offering of preferred stock, warrants and notes purchased by thirty-nine (39) investors including principals and affiliates of Wheatley Partners II, L.P., the Company's largest stockholder, Corey M. Horowitz, a principal stockholder and Chairman of the Board of Directors of the Company, Avi A. Fogel, President, Chief Executive Officer and a director of the Company, and Emanuel R. Pearlman, a director of the Company. In accordance with the terms of the Securities Purchase Agreement, an aggregate of 491,803 shares of Series D Preferred Stock were issued to investors at a price of $3.05 per share (equal to a 20% discount of the average thirty (30) closing price for the Company's Common Stock through December 6, 1999) together with five-year warrants to purchase the same number of shares of Common Stock at an exercise price of $3.00 per share. The exercise price of the warrants is subject to adjustment depending on the product revenue achieved by the Company during the three-month period ended March 31, 2000 so that beginning at a product revenue level of less than $500,000, the exercise price shall be adjusted to $1.00 per share and increasing $.25 for each $250,000 increase in product revenue above $500,000 (except for product revenue between $2,250,000 and $3,249,999 for which the exercise price shall remain at $3.00 per share), up to a maximum $4.00 per share exercise price for product revenue equal to or greater than $4.0 million. Each share of Series D Preferred Stock is convertible into one share of Common Stock, subject to adjustment. The conversion price of the preferred stock ($1,500,000) was less than the aggregate market price ($2,551,000) of the common stock obtainable on conversion on the date of the private placement. In addition, the exercise price of the warrants ($1,475,000) was less than the aggregate market price ($2,551,000) of the Common Stock obtainable on exercise on the date of the private placement. Accordingly, the value of the warrants and the beneficial conversion feature of the preferred stock, limited to the $1,500,000 proceeds received on the issuance, was accounted for as an imputed dividend on the preferred stock at the date of issuance. In addition, the Company issued to investors promissory notes in the aggregate principal amount of $1.5 million at an interest rate of 8% per annum. The promissory notes will be convertible into Series D Preferred Stock and warrants (upon the same terms described above) subject to stockholder approval. In the event the conversion of the notes is not approved by a majority vote of the stockholders of the Company, holders have no right to convert the notes, however the interest rate on the notes shall increase to 12% per annum. The conversion price of the Series D preferred stock ($1,500,000) and the exercise price of the warrants ($1,475,000) was less than the aggregate market price ($5,102,000) of the Common Stock obtainable upon conversion and exercise on the date of the private placement. Accordingly, in the event of approval of the conversion by the stockholders, the beneficial conversion feature of the preferred stock, limited to the $1,500,000 proceeds received on the issuance of the notes, will be accounted for as interest expense. The Company has filed with the Securities and Exchange Commission a Form S-3 Registration Statement to register among other securities the Common Stock underlying the Series D Preferred Stock, warrants and notes (assuming conversion of the Series D Preferred Stock and warrants underlying the notes).

         USE OF PROCEEDS. On November 12, 1998, the Company's registration statement on Form SB-2, as amended (file number 333-59617), relating to its initial public offering (the "IPO") was declared effective by the Securities and Exchange Commission. Whale Securities Co., L.P. acted as the underwriter in connection with the IPO which was consummated on November 17, 1998. In connection with the IPO, the Company registered, issued and sold 1,700,000 shares of Common Stock, at an initial public offering price of $6.00 per share resulting in net proceeds of $7,931,000, after payment of underwriting discounts and commissions and offering expenses of $2,269,000. Additionally, the Company registered 170,000 shares of Common Stock underlying warrants to purchase Common Stock sold by the Company to the underwriter for $100. The warrants are exercisable for a four-year period commencing on November 12, 1999 at a price of $9.30 per share. Since November 17, 1998 (the date of consummation of the Offering) through December 31, 1999, the Company used the net proceeds of the IPO as follows: $3,034,000 for sales and marketing, $1,586,000 for software development, $546,000 for payment of past due trade payables, $585,000 for repayment of outstanding indebtedness (including $132,000 for repayment of indebtedness to officers, directors and 10% or more stockholders and affiliates) $200,000 for purchase of computer equipment, $158,000 for the relocation of its corporate offices and $1,822,000 for working capital and general corporate purposes.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS FORM 10-KSB. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ABOVE ENTITLED "RISK FACTORS WHICH MAY AFFECT FUTURE RESULTS" IN ITEM 1 OF THIS REPORT AS WELL AS THOSE RISKS DISCUSSED IN THIS SECTION AND ELSEWHERE IN THIS REPORT. BECAUSE SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.

OVERVIEW

         The Company develops, markets, licenses and supports a family of network security software products designed to provide comprehensive security to computer networks, including Internet based systems and internal networks and computing resources. From inception (July 1990) through December 31, 1994, the Company was primarily engaged in providing consulting and training services. In 1995, the Company began to shift its focus from consulting and training to the development and marketing of network security software products. The Company introduced its first network software product (FIREWALL/PLUS) in June 1995. In January 1999, the Company introduced its CYBERWALLPLUS family of network security products. Accordingly, the Company has a limited relevant operating history as a software developer and has made only limited sales of its CyberwallPLUS product, upon which an evaluation of its prospects and future performance can be made. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the operation and expansion of a new business and the shift from research and product development to commercialization of products based on rapidly changing technologies in a highly specialized and emerging market. The Company will be required to significantly expand its product and development capabilities, introduce new products, introduce enhanced features to existing products, expand its in-house sales force, establish and maintain distribution channels through third-party vendors, increase marketing expenditures, and attract additional qualified personnel. In addition, the Company must adapt to the demands of an emerging and rapidly changing computer network security market, intense competition and rapidly changing technology and industry standards. The Company may not be able to successfully address such risks, and the failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition.

         To date, the Company has incurred significant losses and, at December 31, 1999, had an accumulated deficit of $ 21,693,000. In addition, since December 31, 1999, the Company has continued to incur significant operating losses. The Company expects to incur substantial operating expenses in the future to support its product development activities, as well as continue to expand its domestic and international sales activities and marketing capabilities.

         In February 2000, the Company completed the sale of its professional services business for a sales price of $4.0 million which included $1.3 million held in escrow subject to certain former employees of the Company remaining employed by the purchaser for at least one year and the purchaser securing certain minimum purchase orders within ninety (90) days of the closing. In connection with the sale, the Company agreed not to offer any professional consulting services competitive with the purchaser until the second anniversary of the closing. Effective upon the sale, the Company granted options to acquire 104,063 shares of Common Stock at $2.91 per share to certain employees of the professional services business. In connection therewith, the Company incurred a compensation charge of $525,000 based upon the intrinsic value of the portion of the options vesting at such date. The balance of the options vest one year after the closing provided that the employees are still employed by Exodus. An additional charge of $863,000 will be incurred at such date assuming all the options vest. The sale has been accounted for by the Company as a sale of a discontinued operation and the Company will record a gain on the sale of approximately $1.9 million in the first quarter of 2000.

         The Company's software products have not yet achieved market acceptance. The future success of the Company is largely dependent upon market acceptance of its CYBERWALLPLUS family of software products. While the Company believes that its family of software products offer advantages over competing products for network security, license revenue from network security software products since the introduction of FIREWALL/PLUS (June 1995), a predecessor product line, through December 31, 1999 has only been $2,922,000, including a non-refundable pre-paid royalty of $500,000 in 1997. From January 1999 through December 31, 1999, license revenue from CYBERWALLPLUS has only been $195,000. In addition, during 1999 license revenues from software products have decreased as compared to 1998. CYBERWALLPLUS may not achieve significant market acceptance. Revenue from such commercial products depend on a number of factors, including the influence of market competition, technological changes in the network security market, the Company's ability to design, develop and introduce enhancements on a timely basis, and the ability of the Company to successfully establish and maintain distribution channels. The failure of CYBERWALLPLUS to achieve significant market acceptance as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business, operating results and financial condition.

         The Company has committed significant product and development resources to its CYBERWALLPLUS family of products. The Company's anticipated levels of expenditures for product development are based on its plans for product enhancements and new product development. The Company capitalizes and amortizes software development costs in accordance with Statement of Financial Accounting Standards No. 86. These costs consist of salaries, consulting fees and applicable overhead. The Company will use a portion of the proceeds from its private offering, the sale of its professional services business and proceeds from option exercises during the first quarter of 2000 to significantly increase its product development expenditures.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Revenues decreased by $305,000 or 44%, from $699,000 for the year ended December 31, 1998 ("1998") to $394,000 for the year ended December 31, 1999 ("1999"). License revenues decreased by $309,000 or 54%, from $569,000 for 1998 to $260,000 for 1999, as a result of the introduction of its new CyberwallPLUS line of products which was first shipped in March 1999. In addition, management believes that license revenues in 1999 were adversely impacted by concerns over Y2K by certain customers. Service revenues from maintenance increased by $4,000 or 3% from $130,000 in 1998 to $134,000 in 1999. The Company's revenues from customers in the United States represented 96% of its revenues in 1998 and 87% of its revenues in 1999.

         Cost of licenses decreased $71,000 or 43%, from $166,000 for 1998 to $95,000 for 1999, representing 29% and 37% of license revenues, respectively. The decrease in the cost of licenses resulted primarily from lower hardware costs associated with decreased license sales of FIREWALL/PLUS PREMIER VERSION and decreased royalties on third party product sales. The increase in cost of licenses as a percentage of license revenues was due to the remaining balance of a minimum royalty due on a product no longer sold. Amortization of software development costs increased by $292,000 or 55%, from $533,000 for 1998 to $825,000 for 1999, representing 94% and 317% of license revenues, respectively. The increase in amortization of software development costs was due to the write-off of the unamortized capitalized software costs associated with the Company's predecessor product line, FIREWALL/PLUS, and other technology discontinued.

         Cost of services increased by $93,000 or 137%, from $68,000 for 1998 to $161,000 for 1999, representing 52% and 120% of service revenues, respectively. The increase in cost of services in dollar amount and as a percentage of service revenues was due primarily to the increase of personnel costs.

         Gross loss increased from ($68,000) for 1998 to ($687,000) for 1999, representing (10%) and (174%) of revenues, respectively. The increase in gross loss was primarily due to decreased license revenue of $309,000, and the increase in amortization of capitalized software of $292,000.

         Product development expenses increased by $764,000 or 115%, from $664,000 for 1998 to $1,428,000 for 1999, representing 95% and 362% of revenues, respectively. The increase in product development costs was due primarily to increased personnel costs of $857,000 which was a result of the development team being established in Massachusetts and the technology being transferred from the prior development team in the Texas office which was closed during 1999. The use of outside consultants was discontinued which decreased outside consulting costs by $68,000. During 1998 and 1999, the Company capitalized $200,000 and $400,000, respectively, of additional software development costs associated with the development and enhancement of its CYBERWALLPLUS family of products. Overall development costs increased from $864,000 in 1998 to $1,828,000 in 1999 due to the hiring of the development team which included some duplication of cost as the technology was transferred to the new team.

         Sales and marketing expenses increased by $1,526,000 or 134%, from $1,141,000 for 1998 to $2,667,000 for 1999, representing 163% and 677% of revenues, respectively. The dollar amount increase in sales and marketing expenses were due primarily to increases in personnel costs of $418,000, increases in advertising, public relations, direct marketing, and other marketing cost totaling $901,000, and increases in sales costs of $196,000. The increase in sales and marketing expenses as a percentage of sales was due to the compounding effect of an increase in sales and marketing expenditures and the decrease in the Company's revenues.

         General and administrative expenses decreased by $564,000 or 23%, from $2,485,000 for 1998 to $1,921,000 for 1999, representing 356% and 488% of revenues for 1998 and 1999, respectively. The decrease in general and administrative expenses in dollar amount was due primarily to a decrease of $306,000 related to accounting recognition of compensation expense related to options issued to the Company's President and Chief Executive Officer in May 1998, a decrease of $246,000 for the use of outside consultants which was partially offset by increases in investor relations of $121,000, an increase in rent and general office expenses of $210,000, professional fees of $32,000 and an increase in insurance costs of $59,000. The increase in general and administrative expense as a percent of revenue was due to the decrease in the Company's revenues.

         Write-off of in-process research and development costs was $469,000 in 1998 and $0 in 1999, representing 67% and 0% of revenue for 1998 and 1999, respectively. The decrease in in-process research and development costs in dollar amount and as a percentage of revenue in 1999 was due to costs written-off associated with the CommHome acquisition in 1998.

         Interest income (net of interest expense of $3,000) for 1999 was $142,000 compared with interest expense (net of interest income of $35,000) for 1998 of $1,154,000, representing 36% and 165% of revenue for 1999 and 1998, respectively. The decrease in interest expense was due primarily to the fact that all debt incurred prior to the IPO and related debt discount and interest was either satisfied or converted into shares of Series C Preferred Stock upon consummation of the Company's public offering in November 1998 (the "IPO") which accelerated all the unamortized debt discount to be expensed in 1998. The Company completed a Series D Preferred Stock, warrant and note financing on December 22, 1999 which resulted in a small interest charge in 1999. If the conversion feature of the notes included as part of the December financing is approved by the stockholders of the Company at its next annual meeting scheduled for April 28, 2000, the Company will incur an interest charge of $1,500,000 upon such approval related to the excess of the market value of the common stock (on the closing date of the December financing) issuable upon conversion of the preferred stock and exercise of the warrants issuable upon conversion of the notes.

         Loss from discontinued operations was $385,000 in 1999 compared with a gain of $204,000 in 1998. Revenues from discontinued operations increased by $152,000, or 13%, in 1999 from $1,132,000 in 1998 to $1,284,000 in 1999. The total cost of discontinued operations increased $741,000 in 1999 from $928,000 in 1998 to $1,669,000 in 1999 which includes sales, marketing and related general and administrative costs. The loss in 1999 was attributed to an increase in personnel and travel-related costs for the professional services division that was sold in February 2000.

         No provision for or benefit from federal, state or foreign income taxes was recorded for 1998 or 1999 because the Company incurred net operating losses for each year and fully reserved its deferred tax assets as their future realization could not be determined.

         As a result of the foregoing, the net loss increased by $1,169,000 or 20%, from $5,777,000 for 1998 to $6,946,000 for 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements have been and will continue to be significant. At December 31, 1999, the Company had $3,023,000 of cash and cash equivalents and working capital of $2,407,000. The Company has financed its operations primarily through private sales of equity and debt securities and consummation of its IPO on November 17, 1998. Net cash used in operating activities was $2,531,000 during 1998 and $5,504,000 during 1999, respectively. Net cash used in operating activities for 1998 was primarily attributable to a net loss from continuing operations of $5,981,000 and a decrease in accounts payable, accrued expenses and other current liabilities of $187,000, which was partially offset by non-cash expenses including amortization of debt discount of $1,031,000, issuance of Common Stock and warrants for services rendered of $917,000 and depreciation and amortization of $696,000. Net cash used in operating activities in 1999 was primarily attributable to a net loss from continuing operations of $6,946,000, which was partially offset by decreases in accounts payable, accrued expenses and other current liabilities of $104,000, and non-cash expenses including issuance of Common Stock and warrants for services rendered of $410,000 and depreciation and amortization of $1,123,000.

         The Company's operating activities during 1998 and 1999 were financed primarily with $1,750,000 of net proceeds from the issuance of $1,750,000 principal amount of notes and warrants to purchase 325,919 shares of Common Stock in 1998 and an IPO consummated on November 17, 1998 which resulted in $7,931,000 of net proceeds. In December 1999, the Company consummated a $3.0 million private financing of preferred stock, warrants and notes. In addition, in February 2000, the Company sold its professional services business and received proceeds of $2.7 million. The Company also received $2.2 million from the exercise of stock options in February 2000. The Company does not currently have a line of credit from a commercial bank or other institution.

         The Company anticipates, based on currently proposed plans and assumptions relating to the implementation of its business plan (including the timetable of, costs and expenses associated with, and success of, its marketing efforts), that the proceeds from the December 1999 financing, the sale of its professional services business and the exercises of stock options through March 1, 2000, together with projected revenues from operations, will be sufficient to satisfy the Company's operations and capital requirements for the next ten (10) months from the date of this report (through January 2001). There can be no assurance, however, that such funds will not be expended prior thereto due to unanticipated changes in economic conditions or other unforeseen circumstances. In the event the Company's plans change, or its assumptions change, or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), or the projected revenues otherwise prove to be insufficient to fund the implementation of the Company's business plan or working capital requirements, the Company could be required to seek additional financing sooner than currently anticipated. The Company has no current arrangements with respect to any additional financing. Consequently, additional financing may not be available to the Company when needed, on commercially reasonable terms or at all. Any inability to obtain additional financing when needed would have a material adverse effect on the Company, requiring it to curtail and possibly cease its operations. In addition, any additional equity financing may involve substantial dilution to the interests of the Company's then existing stockholders.

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

         The sales cycle for the Company's products can be lengthy and generally commences at the time a prospective customer demonstrates an interest in licensing a CYBERWALLPLUS solution, typically includes a 14-day free evaluation period and ends upon execution of a purchase order by the customer. The length of the sales cycle varies depending on the type and sophistication of the customer and the complexity of the operating system.

YEAR 2000 ISSUE

         The Company did not incur material costs with respect to potential software issues associated with the Year 2000.


ITEM 7.  FINANCIAL STATEMENTS

         The financial statements required hereby are located on pages F-1 through F-16 which follow Part III.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 30, 2000 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 ("Regulation 14A").


ITEM 10. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 30, 2000 pursuant to Regulation 14A.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 30, 2000 pursuant to Regulation 14A.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 30, 2000 pursuant to Regulation 14A.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

  Number     Description of Exhibit
  ------     ----------------------

    2.1 Merger Agreement, dated September 11, 1998, between the Company and CommHome Systems Corporation (1)

    3.1 Certificate of Incorporation of the Company, as amended (includes form of Certificate of Designation of Series C Preferred Stock and Series D Preferred Stock) (2)

    3.2      By-laws of the Company, as amended (1)

    4.1      Form of Common Stock Certificate (1)

    4.2      Company's Stock Option Plan, as amended (1)

  Number     Description of Exhibit
  ------     ----------------------

    10.1 Employment Agreement, dated May 18, 1998, between the Company and Avi A. Fogel, and amendment, dated May 30, 1998 (1)

    10.2 Employment Agreement, dated May 18, 1998, between the Company and Robert P. Olsen (1)

    10.3 Employment Agreement, dated May 19, 1998, between the Company and Murray P. Fish (1)

    10.4 Employment Agreement, dated June 30, 1998, between the Company and William Hancock (1)

    10.5 Employment Agreement, dated April 4, 1994, between the Company and Robert Russo, and amendments, dated February 16, 1996 and September 10, 1998 (1)

    10.6 Waiver, dated June 30, 1998, of salary increases by William Hancock and Robert Russo (1)

    10.7 Lease and Service Agreement, dated June 5, 1998, between the Company and Alliance Wellesley L.P. (1)

    10.8 Lease, dated June 29, 1994, between the Company and Greenview Limited Partnership (1)

    10.9 Agreement, dated August 30, 1996, between the Company and CMH Capital Management Corp. ("CMH"), with respect to advisory services, and amendments, dated January 15, 1997, and January 30, 1997 (1)

    10.10 Agreement, dated May 14, 1998, between the Company, CMH and Applewood Associates, L.P. with respect to advisory services (1)

    10.11 Master Software License Agreement, dated November 10, 1997, between the Company and Electronic Data System Corporation, and amendment, dated May 29, 1998 (1)

    10.12 Software Distribution Agreement, dated June 5, 1997, between the Company and Trusted Information Systems, Inc. (1)

    10.13 Software Distribution Agreement, dated September 26, 1997, between the Company and Trusted Information Systems, Inc. (1)

    10.14 Reseller Agreement, dated April 17, 1998, between the Company and Aventail Software Corporation (1)

    10.15 Agreement, dated January 31, 1997, among the Company, Robert Russo and William Hancock, in 10.15 which Messrs. Russo and Hancock surrendered shares of Common Stock (1)

  Number     Description of Exhibit
  ------     ----------------------

    10.16 Agreement, dated September 26, 1997, between the Company, Robert Russo, William Hancock, and Kenneth Conquest, in which Messrs. Russo, Hancock, and Conquest surrendered shares of Common Stock (1)

    10.17 Agreement, dated May 14, 1998, among the Company, Robert Russo and William Hancock, in which Messrs. Russo and Hancock surrendered shares of Common Stock (1)

    10.18 Agreement, dated May 14, 1998, between the Company and CMH, in connection with the issuance of shares for advisory fees (1)

    10.19 Exchange Agreement, dated July 8, 1998, between the Company and certain of its holders of outstanding warrants and options (1)

    10.20 Employment Agreement, dated July 31, 1998, between the Company and Joseph A. Donohue (1)

    10.21 Employment Agreement, dated August 24, 1998, between the Company and Joseph D. Harris (1)

    10.22 Agreement, dated October 1, 1998, between the Company and CMH, with respect to advisory services (1)

    10.23 Agreement, dated October 20, 1998, between the Company and certain of its holders of promissory notes (1)

    10.24 Employment Agreement, dated December 12, 1998, between the Company and Lance Westbrook (2)

    10.25 Agreement of Sublease, dated December 24, 1998, between PAREXEL International Corporation and the Company and Consent to Sublease, dated January 14, 1999, between Boston Properties Limited Partnership, PAREXEL International Corporation and the Company. (2)

    10.26 Agreement, dated January 13, 1999, between the Company and Robert Russo relating to deferred salary. (2)

    10.27 Agreement, dated March 10, 1999, between the Company and William Hancock and Pledge and Escrow Agreement, dated March 10, 1999, relating to $100,000 loan. (2)

    10.28 Employment Agreement dated May 15, 1999, between the Company and Robert Russo (3)

    10.29 Securities Purchase Agreement, dated February 22, 1999 between the Company and the investors including form of Certificate of Designation of Series D Preferred Stock (Exhibit A), form of Warrant (Exhibit 4B) and form of Promissory Note (Exhibit D). (4)

    10.30 Asset Purchase Agreement, dated February 9, 2000, between the Company and Exodus Communications, Inc. including all exhibits and schedules (5)

  Number     Description of Exhibit
  ------     ----------------------

    10.31 Termination Agreement, dated February 9, 2000 between the Company and William Hancock *

    10.32 Termination Agreement, dated February 7, 2000 between the Company and Robert Russo *

    21.1     List of Subsidiaries of the Company. (1)

    23.1     Consent of Richard A. Eisner & Company, LLP *

    27.1     Financial Data Schedule. *

----------------------
*   Filed herewith.

1   Incorporated by reference to the same numbered exhibit to the Registrant's
Registration Statement on Form SB-2 (File Number 333-59617).

2   Incorporated by reference to the same numbered exhibit to Registrant's
Annual Report on Form 10-KSB.

3   Incorporated by reference to the same numbered exhibit to Registrant's
Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1999.

4   Incorporated by reference to Exhibit 10.28 to Registrant's Form 8-K filed on
January 4, 2000.

5   Incorporated by reference to Exhibit 10.29 to Registrant's Form 8-K filed on
February 15, 2000.



(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

NETWORK-1 SECURITY SOLUTIONS, INC.




CONTENTS

                                                                          PAGE
                                                                          ----
INDEX TO FINANCIAL STATEMENTS

   Independent auditors' report                                            F-2

   Balance sheets as of December 31, 1999 and 1998                         F-3

   Statements of operations for the years
   ended December 31, 1999 and 1998                                        F-4

   Statements of stockholders' equity (deficiency) for
   the years ended December 31, 1999 and 1998                              F-5

   Statements of cash flows for the years ended
   December 31, 1999 and 1998                                              F-6

   Notes to financial statements                                           F-7

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Network-1 Security Solutions, Inc.
Waltham, Massachusetts


We have audited the accompanying balance sheets of Network-1 Security Solutions, Inc. (the "Company") as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Network-1 Security Solutions, Inc. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP

New York, New York
January 28, 2000

With respect to Note L
February 9, 2000

With respect to Note M
February 29, 2000

With respect to Note C
March 14, 2000

NETWORK-1 SECURITY SOLUTIONS, INC.

BALANCE SHEETS

                                                                                         DECEMBER 31,
                                                                                ----------------------------
                                                                                    1999            1998
                                                                                ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                    $  3,023,000    $  6,423,000
   Accounts receivable - net of allowance for doubtful
      accounts of $40,000 and $111,000, respectively                                  65,000          77,000
   Prepaid expenses and other current assets                                         155,000         119,000
   Due from officer                                                                   88,000
                                                                                ------------    ------------
        Total current assets                                                       3,331,000       6,619,000

Equipment and fixtures - net                                                         425,000         394,000
Capitalized software costs - net                                                     500,000         925,000
Security deposits                                                                     82,000          37,000
Net assets of discontinued operations                                                258,000         105,000
                                                                                ------------    ------------
                                                                                $  4,596,000    $  8,080,000
                                                                                ============    ============
LIABILITIES
Current liabilities:
   Accounts payable                                                             $    320,000    $    420,000
   Accrued expenses and other current liabilities                                    546,000         342,000
   Deferred revenue                                                                   58,000          79,000
                                                                                ------------    ------------
        Total current liabilities                                                    924,000         841,000

Notes payable - related parties                                                      525,000
Notes payable - others                                                               975,000
Interest payable - related parties                                                     1,000
Interest payable - others                                                              2,000
                                                                                ------------    ------------
                                                                                   2,427,000         841,000
                                                                                ------------    ------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock - $.01 par value; 5,000,000 shares authorized;
   Series A - 10% cumulative, none issued and outstanding
   Series B - none issued and outstanding
   Series C - 562,836 shares issued and outstanding - December 31, 1998                                6,000
   Series D - 491,803 shares issued and outstanding - December 31, 1999                5,000
Common stock - $.01 par value; 25,000,000 shares authorized;
   4,935,211 and 4,366,520 shares issued and outstanding                              50,000          44,000
Additional paid-in capital                                                        23,941,000      20,819,000
Accumulated deficit                                                              (21,693,000)    (13,247,000)
Unearned portion of compensatory stock options                                      (134,000)       (383,000)
                                                                                ------------    ------------
                                                                                   2,169,000       7,239,000
                                                                                ------------    ------------
                                                                                $  4,596,000    $  8,080,000
                                                                                ============    ============

                        SEE NOTES TO FINANCIAL STATEMENTS

NETWORK-1 SECURITY SOLUTIONS, INC.

STATEMENTS OF OPERATIONS

                                                                                         YEAR ENDED
                                                                                         DECEMBER 31,
                                                                                ----------------------------
                                                                                    1999            1998
                                                                                ------------    ------------
Revenues:
   Licenses                                                                     $    260,000    $    569,000
   Services                                                                          134,000         130,000
                                                                                ------------    ------------
                                                                                     394,000         699,000
                                                                                ------------    ------------
Cost of revenues:
   Amortization of software development costs                                        825,000         533,000
   Cost of licenses                                                                   95,000         166,000
   Cost of services                                                                  161,000          68,000
                                                                                ------------    ------------
                                                                                   1,081,000         767,000
                                                                                ------------    ------------
Gross loss                                                                          (687,000)        (68,000)
                                                                                ------------    ------------
Operating expenses:
   Product development costs                                                       1,428,000         664,000
   Selling and marketing                                                           2,667,000       1,141,000
   General and administrative                                                      1,921,000       2,485,000
   Write-off of in-process research and development                                                  469,000
                                                                                ------------    ------------
                                                                                   6,016,000       4,759,000
                                                                                ------------    ------------
Loss from continuing operations before interest costs                             (6,703,000)     (4,827,000)
Interest income (expense) - net                                                      142,000      (1,154,000)
                                                                                ------------    ------------
Loss from continuing operations                                                   (6,561,000)     (5,981,000)
(Loss) income from discontinued operations                                          (385,000)        204,000
                                                                                ------------    ------------
NET LOSS                                                                          (6,946,000)     (5,777,000)
Imputed dividend on preferred stock                                               (1,500,000)
                                                                                ------------    ------------
NET LOSS APPLICABLE TO COMMON STOCK                                             $ (8,446,000)   $ (5,777,000)
                                                                                ============    ============
PER COMMON SHARE - BASIC AND DILUTED:
   Loss from continuing operations                                              $      (1.83)   $      (2.65)
   (Loss) income from discontinued operations                                          (0.09)           0.09
                                                                                ------------    ------------

   Net loss                                                                     $      (1.92)   $      (2.56)
                                                                                ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED           4,394,178       2,257,920
                                                                                ============    ============

                        SEE NOTES TO FINANCIAL STATEMENTS

NETWORK-1 SECURITY SOLUTIONS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                   PREFERRED STOCK                  COMMON STOCK
                                                            ----------------------------    ----------------------------
                                                               SHARES          AMOUNT          SHARES          AMOUNT
                                                            ------------    ------------    ------------    ------------
BALANCE - DECEMBER 31, 1997                                      500,000    $      5,000       1,706,037    $     17,000
Common stock options issued to Chief Executive Officer
Amortization of compensatory stock options
Issuance of Series C preferred  stock                            562,836           6,000
Issuance of common stock, warrants and options for
   services rendered and payment of liability                                                     51,256           1,000
Warrants issued in connection with debt financing
Repurchase and retirement of common shares                                                       (62,080)
Conversion of warrants to stock at discount as part of
   debt refinancing                                                                              596,741           6,000
Conversion of Series B preferred stock                          (500,000)         (5,000)        310,399           3,000
Acquisition of CommHome                                                                           64,167
Issuance of common stock for cash-initial public offering                                      1,700,000          17,000
Net loss
                                                            ------------    ------------    ------------    ------------

BALANCE - DECEMBER 31, 1998                                      562,836           6,000       4,366,520          44,000
Amortization of compensatory stock options
Issuance of common stock and options for services
   rendered and payment of liability                                                               5,855
Conversion of Series C preferred stock                          (562,836)         (6,000)        562,836           6,000
Issuance of Series D preferred stock and warrants,
   net of expenses of $34,000                                    491,803           5,000
Beneficial conversion feature of Series D preferred stock
   and related imputed dividend
Net loss
                                                            ------------    ------------    ------------    ------------
BALANCE - DECEMBER 31, 1999                                      491,803    $      5,000       4,935,211    $     50,000
                                                            ============    ============    ============    ============



                                                                                              UNEARNED
                                                             ADDITIONAL                      PORTION OF
                                                              PAID-IN       ACCUMULATED     COMPENSATORY
                                                              CAPITAL         DEFICIT       STOCK OPTIONS       TOTAL
                                                            ------------    ------------    ------------    ------------
BALANCE - DECEMBER 31, 1997                                    7,373,000    $ (7,470,000)                   $    (75,000)
Common stock options issued to Chief Executive Officer           938,000                    $   (938,000)              0
Amortization of compensatory stock options                                                       555,000         555,000
Issuance of Series C preferred  stock                          2,949,000                                       2,955,000
Issuance of common stock, warrants and options for
   services rendered and payment of liability                    499,000                                         500,000
Warrants issued in connection with debt financing                766,000                                         766,000
Repurchase and retirement of common shares                        (1,000)                                         (1,000)
Conversion of warrants to stock at discount as part of
   debt refinancing                                               (6,000)                                              0
Conversion of Series B preferred stock                             2,000                                               0
Acquisition of CommHome                                          385,000                                         385,000
Issuance of common stock for cash-initial public offering      7,914,000                                       7,931,000
Net loss                                                                      (5,777,000)                     (5,777,000)
                                                            ------------    ------------    ------------    ------------

BALANCE - DECEMBER 31, 1998                                   20,819,000     (13,247,000)       (383,000)      7,239,000
Amortization of compensatory stock options                                                       249,000         249,000
Issuance of common stock and options for services
   rendered and payment of liability                             161,000                                         161,000
Conversion of Series C preferred stock                                                                                 0
Issuance of Series D preferred stock and warrants,
   net of expenses of $34,000                                  1,461,000                                       1,466,000
Beneficial conversion feature of Series D preferred stock
   and related imputed dividend                                1,500,000      (1,500,000)                              0
Net loss                                                                      (6,946,000)                     (6,946,000)
                                                            ------------    ------------    ------------    ------------

BALANCE - DECEMBER 31, 1999                                 $ 23,941,000    $(21,693,000)   $   (134,000)   $  2,169,000
                                                            ============    ============    ============    ============

                        SEE NOTES TO FINANCIAL STATEMENTS

NETWORK-1 SECURITY SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

                                                                                         YEAR ENDED
                                                                                         DECEMBER 31,
                                                                                 --------------------------
                                                                                    1999           1998
                                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Loss from continuing operations                                               $(6,561,000)   $(5,981,000)
   Adjustments to reconcile loss from continuing operations to net cash
      (used in) operating activities:
        Amortization of debt discount                                                             1,031,000
        Issuance of common stock and warrants for services rendered                  410,000        917,000
        Issuance of preferred stock for payment of interest                                         147,000
        Provision for doubtful accounts                                              (71,000)        66,000
        Depreciation and amortization                                              1,123,000        696,000
        Write-off of purchased research and development                                             469,000
        Changes in:
           Accounts receivable                                                        83,000         84,000
           Prepaid expenses and other current assets                                 (36,000)       (89,000)
           Accounts payable, accrued expenses and other current liabilities          104,000       (187,000)
           Interest payable                                                            3,000
           Deferred revenue                                                          (21,000)        40,000
                                                                                 -----------    -----------
   Net cash used in continuing operations                                         (4,966,000)    (2,807,000)
   Cash (used in) provided by discontinued operations                               (538,000)       276,000
                                                                                 -----------    -----------
           Net cash used in operating activities                                  (5,504,000)    (2,531,000)
                                                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of equipment and fixtures                                           (363,000)      (178,000)
   Capitalized software costs                                                       (400,000)      (200,000)
   Investment in CommHome                                                                           (84,000)
   Security deposits                                                                 (45,000)        94,000
   Loan to officer                                                                   (88,000)
                                                                                 -----------    -----------
           Net cash used in investing activities                                    (896,000)      (368,000)
                                                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable and warrants                            1,500,000      1,825,000
   Proceeds from issuance of preferred stock and warrants                          1,500,000
   Repayment of notes payable                                                                      (575,000)
   Net proceeds from IPO                                                                          8,021,000
   Repayment of capital lease obligations                                                            (8,000)
   Purchase of treasury shares                                                                       (1,000)
                                                                                 -----------    -----------
           Net cash provided by financing activities                               3,000,000      9,262,000
                                                                                 -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (3,400,000)     6,363,000
Cash and cash equivalents - beginning of year                                      6,423,000         60,000
                                                                                 -----------    -----------
CASH AND CASH EQUIVALENTS - END OF YEAR                                          $ 3,023,000    $ 6,423,000
                                                                                 ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for interest                                                       $    10,000
   Noncash transactions:
        Issuance of preferred stock in connection with repayment of debt                        $ 2,955,000
        Issuance of common stock in connection with acquisition of subsidiary                   $   385,000
        Issuance of common stock in connection with payment of deferred salary   $    32,000

                        SEE NOTES TO FINANCIAL STATEMENTS

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


NOTE A - THE COMPANY

Network-1 Security Solutions, Inc. (the "Company") develops, markets, licenses and supports its proprietary network security software products designed to provide comprehensive security to computer networks. The Company also provides maintenance and training services. The Company also provided consulting services in network security and network design through its Professional Services Group which was sold in February 2000 and is being accounted for as a discontinued operation (see Note L).


NOTE B - SIGNIFICANT ACCOUNTING POLICIES

[1]   CASH EQUIVALENTS:

      The Company considers all highly liquid short-term investments purchased with a maturity of three months or less to be cash equivalents.

[2]   REVENUE RECOGNITION:

      License revenue is recognized upon delivery of software or delivery of a required software key. Service revenues consist of maintenance and training services. Annual renewable maintenance fees are a separate component of each contract, and are recognized ratably over the contract term. Training revenues are recognized as such services are performed.

[3]   EQUIPMENT AND FIXTURES:

      Equipment and fixtures are stated at cost and are depreciated using the straight-line method over their estimated useful lives of five years.

[4]   SOFTWARE DEVELOPMENT COSTS:

      Costs to maintain developed programs and development costs incurred to establish the technological feasibility of computer software are expensed as incurred. The Company capitalizes costs incurred in producing computer software after technological feasibility of the software has been established through the date that the software is ready for general release to customers. Such costs are amortized based on current and estimated future revenue of each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. The Company estimates the economic life of its software to be three years. At each balance sheet date, the unamortized capitalized software costs of each product are compared with the net realizable value of that product and any excess capitalized costs are written off.

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

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[6]   PER SHARE DATA:

      Basic loss per share is calculated based on the weighted average number of outstanding common shares during the year. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. As all potential common shares are anti-dilutive, they are not included in the calculation of diluted loss per share. For the year ended December 31, 1999, in computing loss per share, the loss from continuing operations and net loss is increased by $1,500,000, representing an imputed preferred stock dividend equivalent to the value of the beneficial conversion feature on the Series D Preferred Stock (see Note G[1]).

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

[9]   STOCK-BASED COMPENSATION:

      The Company has elected to continue to account for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and to disclose the pro forma effect on net loss per share had the fair value of options been expensed. Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the market value of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.


NOTE C - DUE FROM OFFICER

On March 10, 1999, the Company entered into an agreement with one of its officers who is also a director, pursuant to which the Company agreed to loan the officer up to $100,000, at an interest rate of 6.5% per annum, to be used by the officer to satisfy certain outstanding personal tax obligations. The loan was repayable on December 31, 1999. In consideration for such loan, the officer pledged 50,000 shares of common stock of the Company as collateral for the repayment of the loan. As of December 31, 1999, the Company was owed approximately $88,000 pursuant to the agreement. On March 14, 2000, the loan with the officer was paid in full.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


NOTE D - EQUIPMENT AND FIXTURES

Equipment and fixtures are summarized as follows:

                                                             DECEMBER 31,
                                                      -------------------------
                                                          1999          1998
                                                      -----------   -----------
      Office and computer equipment                   $   416,000   $   808,000
      Furniture and fixtures                               90,000        59,000
      Leasehold improvements                                              5,000
                                                      -----------   -----------
                                                          506,000       872,000
      Less accumulated depreciation                       (81,000)     (478,000)
                                                      -----------   -----------
                                                      $   425,000   $   394,000
                                                      ===========   ===========


NOTE E - CAPITALIZED SOFTWARE COSTS
                                                             YEAR ENDED
                                                             DECEMBER 31,
                                                      -------------------------
                                                          1999          1998
                                                      -----------   -----------
      Balance, beginning of year (net of
           accumulated amortization)                  $   925,000   $ 1,258,000
      Additions                                           400,000       200,000
      Amortization                                       (825,000)(A)  (533,000)
                                                      -----------   -----------
      Balance, end of year (net of
           accumulated amortization)                  $   500,000   $   925,000
                                                      ===========   ===========

      (a) Includes write off of $213,000 associated with a predecessor product line and other technology which was discontinued.


NOTE F - NOTES PAYABLE

Pursuant to a private placement in December 1999, the Company issued $1,500,000 of convertible promissory notes ($525,000 of which was payable to related parties) bearing interest at 8% which mature in December 2001. Subject to approval by a majority vote of the stockholders of the Company, the notes may be converted into 491,803 shares of Series D convertible preferred stock of the Company (570,492 shares if interest through the maturity of the notes is considered) and an equal number of five-year warrants to purchase 491,803 shares of Common Stock (570,492 shares if interest through the maturity of the notes is considered) at an exercise price of $3.00 per share, subject to certain adjustments (see Note G[1]). In the event the conversion of the notes is not approved by a majority vote of the stockholders of the Company, holders have no right to convert the notes, however the interest rate on the notes shall increase to 12% per annum. The conversion price of the Series D preferred stock ($1,500,000) and the exercise price of the warrants ($1,475,000) was less than the aggregate market price ($5,102,000) of the common stock obtainable upon conversion and exercise on the date of the private placement. Accordingly, in the event of approval of the conversion by the shareholders, the beneficial conversion feature of the preferred stock, limited to the $1,500,000 proceeds received on the issuance of the notes, will be accounted for as interest expense.

Effective with the Company's initial public offering in November 1998, the Company issued 562,836 shares of Series C preferred stock in exchange for cancellation of certain promissory notes then outstanding which, with accrued interest, aggregated $2,955,000. In addition, the Company repaid the $509,000 balance owed on the remaining notes from the proceeds of the initial public offering. In December 1999, such Series C preferred stock was converted into an equal number of shares of common stock.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


NOTE F - NOTES PAYABLE  (CONTINUED)

The notes which were cancelled or repaid consisted of the following:

      (1) 1998 borrowings in the aggregate of $1,750,000 bearing interest at 8% ($1,400,000 of which was payable to related parties).

      (2) 1997 borrowings in the aggregate of $1,500,000 at interest rates between 6% - 8% including $750,000 owed to related parties.

      (3) $100,000 note payable to a corporation wholly-owned by the Chairman of the Board and a principal stockholder of the Company.

           In connection with the 1998 borrowings referred to above, the Company issued ten-year warrants valued at $766,000 to purchase 325,919 shares of the Company's common stock at an exercise price of $4.83 per share, increasing the effective interest rate to 92%. During 1998, the Company also borrowed $75,000 at an interest rate of 10%.

           Interest expense for the years ended December 31, 1999 and 1998 includes $3,000 and $928,000, respectively, of interest and amortization of debt discount on notes to related parties.


NOTE G - STOCKHOLDERS' EQUITY

[1]   PREFERRED STOCK:

      Pursuant to a private placement in December 1999, the Company issued 491,803 shares of Series D convertible preferred stock for proceeds of $1,500,000. Such stock is convertible on a share for share basis into common stock at an initial conversion price of $3.05 per share, has identical voting rights as the Company's common stock and is entitled to equivalent dividend and distribution rights as those paid on shares of common stock obtainable on conversion. In connection therewith, the Company also issued five-year warrants to purchase 491,803 shares of common stock at an exercise price of $3.00 per share. The exercise price of the warrants is subject to adjustment depending on the product revenue achieved by the Company during the three month period ending March 31, 2000. The exercise price shall be adjusted to $1.00, if product revenues are less than $500,000, increasing $.25 for each $250,000 increase in product revenue above $500,000 (except for product revenue between $2,250,000 and $3,250,000 for which the exercise price shall remain at $3.00) up to a maximum $4.00 exercise price for product revenue equal to or greater than $4.0 million. The holders of the Series D convertible preferred stock are entitled to a liquidation preference of $3.05 per share plus any declared but unpaid dividends before any payments are made to holders of common stock, in the event of liquidation, dissolution or winding up of the Company. The conversion price of the preferred stock ($1,500,000) was less than the aggregate market price ($2,551,000) of the common stock obtainable on conversion on the date of the private placement. In addition, the exercise price of the warrants ($1,475,000) was less than the aggregate market price ($2,551,000) of the common stock obtainable on exercise on the date of the private placement. Accordingly, the value of the warrants and the beneficial conversion feature of the preferred stock, limited to the $1,500,000 proceeds received on the issuance, was accounted for as an imputed dividend on the preferred stock at the date of issuance.

      In December 1999, 562,836 shares of Series C convertible preferred stock were converted into 562,836 shares of common stock.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


NOTE G - STOCKHOLDERS' EQUITY  (CONTINUED)

[2]   STOCK OPTIONS AND WARRANTS:

      During 1996, the Board of Directors and stockholders approved the adoption of the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan, as amended, provides for the granting of both incentive and non-qualified options to purchase up to 1,800,000 shares of common stock of the Company.

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

      The following table summarizes the activity under the 1996 Plan:

                                                                                 YEAR ENDED DECEMBER 31,
                                                               -----------------------------------------------------------
                                                                           1999                           1998
                                                               ----------------------------   ----------------------------
                                                                                 WEIGHTED                       WEIGHTED
                                                                                 AVERAGE                        AVERAGE
                                                                                 EXERCISE                       EXERCISE
                                                                 OPTIONS          PRICE         OPTIONS          PRICE
                                                               ------------    ------------   ------------    ------------
          Options outstanding at beginning of year                  905,947        $5.85           184,687        $5.72
          Granted                                                   747,630         3.34         1,186,140         6.13
          Cancelled                                                (306,532)        5.09          (464,880)        6.50
                                                               ------------                   ------------
          Options outstanding at end of year                      1,347,045         4.54           905,947         5.85
                                                               ============                   ============
          Options exercisable at end of year                        693,858         5.06           372,621         5.70
                                                               ============                   ============

      The following table presents information relating to stock options pursuant to the 1996 Plan outstanding and exercisable at December 31, 1999:

                                           WEIGHTED                          WEIGHTED         WEIGHTED
        RANGE OF                           AVERAGE                           AVERAGE          AVERAGE
        EXERCISE          OPTIONS          EXERCISE         OPTIONS          EXERCISE        REMAINING
         PRICES         EXERCISABLE         PRICE         OUTSTANDING         PRICE        LIFE IN YEARS
      -------------    -------------    -------------    -------------    -------------    -------------
          $1.50               57,386        $1.50              239,237        $1.50             9.75
      $2.91 - $4.25          152,362         3.63              362,143         3.59             9.62
      $4.83 - $6.50          484,110         5.93              745,665         5.97             8.78
                       -------------                     -------------
                             693,858         5.06            1,347,045         4.54             9.18
                       =============                     =============

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


NOTE G - STOCKHOLDERS' EQUITY  (CONTINUED)

[2]   STOCK OPTIONS AND WARRANTS:  (CONTINUED)

      The weighted average fair value at date of grant for options granted during the year ended December 31, 1999 and 1998, were $2.45 and $2.89 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following weighted average assumptions:

                                                       DECEMBER 31,
                                                  ----------------------
                                                    1999         1998
                                                  ---------    ---------
      Risk-free interest rates                      5.99%        5.04%
      Expected option life in years                   6            6
      Expected stock price volatility                90%          40%
      Expected dividend yield                         0%           0%


      Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation", net loss for the years ended December 31, 1999 and 1998 would have been $(9,557,000) and $(6,749,000) or $(2.17) per share and
      $(2.99) per share, respectively.

[3] On July 8, 1998, the Company entered into an agreement with certain of its option and warrant holders pursuant to which the Company issued 596,741 shares of its common stock in exchange for cancellation of outstanding warrants to purchase 789,521 shares of the Company's common stock.

      As of December 31, 1999, the Company has the following outstanding warrants and options to purchase shares of common stock in addition to the outstanding options under the 1996 Plan.


               NUMBER OF
               WARRANTS      EXERCISE
              AND OPTIONS     PRICE         EXPIRATION DATE
              -----------     -----         ---------------------------

                  62,080      $1.61         October 11, 2003 - January 15, 2004
                 357,735       2.42         May 18, 2003 - April 4, 2004
                 491,803       3.00         December 22, 2004
                   6,207       6.04         February 17, 2002
                 111,744       6.44         March 14, 2006 - February 24, 2007
                 170,000       9.30         November 12, 2003
                  93,120       9.66         March 14, 2006
              ----------
               1,292,689
              ==========


[4]   INITIAL PUBLIC OFFERING:

      On November 12, 1998 the Company issued 1,700,000 shares of its common stock in an initial public offering and received net proceeds therefrom aggregating $7,931,000.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


NOTE H - COMMITMENTS AND CONTINGENCIES

[1]   OPERATING LEASES:

      The Company subleases an office facility in Massachusetts under an operating lease which expires in 2001. As at December 31, 1999, rental commitments for the remaining term of the sublease is as follows:

          YEAR ENDING
          DECEMBER 31,
          -----------
             2000               $   243,000
             2001                   162,000
                                -----------
                                $   405,000
                                ===========

      Rental expense for the years December 31, 1999 and 1998 aggregated $268,000 and $125,000, respectively.

[2]   SOFTWARE DISTRIBUTION AGREEMENTS:

      (a) In September 1997, the Company entered into a software distribution agreement, pursuant to which the Company had the right to incorporate certain technology into its software. The Company is required to make certain royalty payments based on unit sales as defined. The Company is obligated to pay a minimum of $100,000 in royalties pursuant to the agreement for the period September 1997 to March 30, 1999. As of December 31, 1999 and 1998, accrued royalty payable was approximately $120,000 and $90,000, respectively.

      (b) In July 1996, the Company entered into an agreement pursuant to which certain technology was developed for the Company. The Company is required to make certain royalty payments based on unit sales as defined, up to a maximum royalty payment of $100,000. For the years ended December 31, 1999 and 1998, royalties owed pursuant to such agreement were not significant.

[3]   EMPLOYMENT AGREEMENTS:

      In May 1998, the Company entered into an employment agreement with its President and Chief Executive Officer which provides for a base salary of $150,000, subject to annual increases of up to 20% by the Board of Directors at its discretion. The agreement also provides for an annual bonus of up to $50,000 as determined by the Board of Directors in its discretion. The agreement expires in May 2002. In connection therewith, the Company granted the President a five-year option to purchase 294,879 shares of the Company's common stock at an exercise price of $2.42 per share. The option vests 34% immediately and then 22% per year thereafter. As the estimated fair value of the Company's common stock at the date of grant of the option ($5.60 per share) was in excess of the exercise price, the Company will incur aggregate compensation expense of $938,000 over the service period of which $555,000 and $249,000 has been charged to expense in 1998 and 1999, respectively.

      As at December 31, 1999, aggregate salary commitments pursuant to employment agreements with the President and other officers amounted to $510,000, $310,000 and $56,000, for 2000, 2001 and 2002, respectively.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


NOTE H - COMMITMENTS AND CONTINGENCIES  (CONTINUED)

[4]   SAVINGS AND INVESTMENT PLAN:

      The Company has a Savings and Investment Plan which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986. The Company also may make discretionary annual matching contributions in amounts determined by the Board of Directors, subject to statutory limits. The Company did not make any contributions to the 401(k) Plan during the years ended December 31, 1999 and 1998.

[5]   FINANCIAL ADVISORY AGREEMENT:

      The Company had a financial advisory agreement with a corporation owned by the Chairman of the Board and a principal stockholder, which expired in August 1998. Pursuant to such agreement, monthly fees of $12,500 were to be paid to such corporation, and the Company issued two 7-year warrants, each to purchase up to 31,040 shares of common stock at an exercise price of $6.44 and $8.05, respectively. Such exercise prices were subsequently reduced to an exercise price of $1.61 per share. The Company also agreed to pay such corporation and another corporation, which is a principal stockholder of the Company, a cash fee equal to 3% of the total proceeds or other consideration received in connection with a merger or sale of substantially all of the Company's assets completed by January 2001. Expenses under the agreement, including amortization of the value ascribed to the warrants, included in general and administrative expenses, for the year ended December 31, 1998 amounted to $125,000.

      On May 14, 1998, the Company issued 31,250 shares of common stock to this entity in satisfaction of amounts owed pursuant to the financial advisory agreement.

      In October 1998, the Company entered into a financial advisory agreement with the corporation referred to above, which expired in January 1999. Pursuant to such agreement, the Company issued 10,000 shares of common stock to this entity in full satisfaction of its obligations pursuant to the financial advisory agreement.


NOTE I - INCOME TAXES

The principal components of deferred tax assets and valuation allowance are as follows:

                                                             YEAR ENDED
                                                             DECEMBER 31,
                                                     --------------------------
                                                        1999           1998
                                                     -----------    -----------
      Deferred tax assets:
         Net operating loss carryforwards            $ 6,400,000    $ 4,038,000
         Compensatory warrants and options not yet
            deducted for tax purposes                                   421,000
         Other                                                           57,000
                                                     -----------    -----------
                                                       6,400,000      4,516,000
      Valuation allowance                             (6,400,000)    (4,516,000)
                                                     -----------    -----------
      Net deferred tax asset                         $         0    $         0
                                                     ===========    ===========

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


NOTE I - INCOME TAXES  (CONTINUED)

The Company has recorded a valuation allowance for the full amount of its deferred tax assets as the likelihood of its future realization cannot be presently determined. The valuation allowance was increased by $1,884,000 in 1999 and $1,608,000 in 1998.

The difference between the tax benefit and the amount computed by applying the statutory federal income tax rate to loss from continuing operations is attributable to the following:

                                                               YEAR ENDED
                                                               DECEMBER 31,
                                                          --------------------
                                                            1999        1998
                                                          --------    --------
   Income tax benefit - statutory rate                       (34.0)%     (34.0)%
   Increase in valuation allowance on deferred tax assets     34.0        34.0
                                                          --------    --------
   Income tax benefit-statement of operations                  0.0%        0.0%
                                                          ========    ========

At December 31, 1999, the Company has available net operating loss carryforwards to reduce future federal taxable income of approximately $17,000,000 for tax reporting purposes, which expire from 2009 through 2019. Pursuant to Section 382 of the Internal Revenue Code, future utilization of these past losses is subject to certain limitations based on changes in the ownership of the Company's stock that have occurred.


NOTE J - OTHER MATTERS

[1] For the year ended December 31, 1998, revenues from continuing operations of approximately $159,000 (23%) and $86,000 (12%) were from two customers. For the year ended December 31, 1999, approximately $48,000 (12%) of revenues from continuing operations were from the first customer referred to above.

[2] For the years ended December 31, 1999 and 1998, export sales of the Company's products amounted to approximately $52,000 and $28,000, respectively.

[3] For the years ended December 31, 1999 and 1998, advertising expense was $261,000 and $24,000, respectively.


NOTE K - COMMHOME ACQUISITION

In November 1998, the Company acquired all of the outstanding common stock of CommHome Systems Corp. ("CommHome") for 46,667 shares of common stock and the assumption of liabilities of approximately $185,000 effective upon consummation of the initial public offering. The Company's President was also the President of CommHome and owned 51% of its outstanding common stock. Of the assumed liabilities, $105,000 was owed to two officers of the Company and was satisfied by the issuance of 17,500 shares of common stock. The Company incurred a charge of approximately $469,000 for purchased research and development upon the acquisition. CommHome is a development stage company and has had no revenues. The principal activity has been the design of residential networking solutions.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


NOTE L - DISCONTINUED OPERATIONS

On February 9, 2000, the Company completed the sale of its Professional Services Group (PSG) to Exodus Communications, Inc. ("Exodus") for $4.0 million in cash, of which $1.3 million will be held in escrow subject to certain conditions. Release to the Company of cash held in escrow is conditioned upon (i) as to $1,000,000, certain PSG employees remaining employed by Exodus for at least one year and (ii) as to $300,000, Exodus securing a minimum of $300,000 of purchase orders or commitments for consulting services from certain customers within 90 days of the closing. PSG provided consulting services in network security and network design. Effective upon the sale, the Company granted options to acquire 104,063 shares of common stock at $2.91 per share to certain employees of PSG. In connection therewith, the Company incurred a compensation charge of $525,000 based upon the intrinsic value of the portion of the options vesting at such date. The balance of the options vest one year after the closing provided that the employees are still employed by Exodus. An additional charge of $863,000 will be incurred at such date assuming all the options vest. In addition, the Company has agreed to pay an aggregate of 14% of the $1,000,000 of escrow proceeds to the former employees provided that they remain with Exodus for at least one year.

In February 2000 upon completion of the sale, the Company recognized gain of approximately $1,900,000, net of the compensation charge. Upon satisfaction of the conditions, additional net gain of up to approximately $300,000 will be recognized.

The results of PSG have been reported separately as discontinued operations in the consolidated statement of operations and net assets of PSG have been segregated in the accompanying balance sheets. Prior year consolidated financial statements have been restated to present PSG as a discontinued operation. Components of amounts reflected in the statement of operations and balance sheets are presented below.

                                                YEAR ENDED
                                                DECEMBER 31,
                                         -------------------------
                                            1999            1998
                                         ---------       ---------
      Accounts receivable                $ 317,000       $ 172,000
      Fixed assets                          52,000          21,000
      Accrued expenses                     (66,000)        (64,000)
      Deferred revenue                     (45,000)        (24,000)
                                         ---------       ---------
                                         $ 258,000       $ 105,000
                                         =========       =========


                                                YEAR ENDED
                                                DECEMBER 31,
                                       ---------------------------
                                           1999            1998
                                       -----------     -----------
      Revenue                          $ 1,284,000     $ 1,132,000
      Cost of revenue                   (1,353,000)       (722,000)
      Operating expenses                  (316,000)       (206,000)
                                       -----------     -----------
      Net income (loss)                $  (385,000)    $   204,000
                                       ===========     ===========


NOTE M - SUBSEQUENT EXERCISE OF OPTIONS

The Company received $2,200,000 in aggregate proceeds upon the exercise of options to purchase 452,192 shares of common stock from February 15, 2000 to February 29, 2000.

                                   SIGNATURES


         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Waltham, Commonwealth of Massachusetts, on the 21st day of March 2000.


                                           NETWORK-1 SECURITY SOLUTIONS, INC.


                                           By: /s/  AVI A. FOGEL
                                               ---------------------------
                                               Avi A. Fogel, President and
                                               Chief Executive Officer



         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the following persons in the capacities and on the dates indicated:


           NAME                                    TITLE                            DATE
           ----                                    -----                            ----

  /s/ AVI A. FOGEL                   President, Chief Executive Officer and     March 21, 2000
-----------------------------        Director (principal executive officer)
  Avi A. Fogel



  /s/ MURRAY P. FISH                 Chief Financial Officer (principal         March 21, 2000
-----------------------------        financial officer and principal
  Murray P. Fish                     accounting officer)



  /s/ COREY M. HOROWITZ              Chairman of the Board of Directors         March 21, 2000
-----------------------------
  Corey M. Horowitz



  /s/ WILLIAM H. HANCOCK             Director                                   March 21, 2000
-----------------------------
  William H. Hancock


                                  EXHIBIT INDEX


  Number     Description of Exhibit
  ------     ----------------------

    2.1 Merger Agreement, dated September 11, 1998, between the Company and CommHome Systems Corporation (1)

    3.1 Certificate of Incorporation of the Company, as amended (includes form of Certificate of Designation of Series C Preferred Stock and Series D Preferred Stock) (2)

    3.2      By-laws of the Company, as amended (1)

    4.1      Form of Common Stock Certificate (1)

    4.2      Company's Stock Option Plan, as amended (1)

    10.1 Employment Agreement, dated May 18, 1998, between the Company and Avi A. Fogel, and amendment, dated May 30, 1998 (1)

    10.2 Employment Agreement, dated May 18, 1998, between the Company and Robert P. Olsen (1)

    10.3 Employment Agreement, dated May 19, 1998, between the Company and Murray P. Fish (1)

    10.4 Employment Agreement, dated June 30, 1998, between the Company and William Hancock (1)

    10.5 Employment Agreement, dated April 4, 1994, between the Company and Robert Russo, and amendments, dated February 16, 1996 and September 10, 1998 (1)

    10.6 Waiver, dated June 30, 1998, of salary increases by William Hancock and Robert Russo (1)

    10.7 Lease and Service Agreement, dated June 5, 1998, between the Company and Alliance Wellesley L.P. (1)

    10.8 Lease, dated June 29, 1994, between the Company and Greenview Limited Partnership (1)

    10.9 Agreement, dated August 30, 1996, between the Company and CMH Capital Management Corp. ("CMH"), with respect to advisory services, and amendments, dated January 15, 1997, and January 30, 1997 (1)

    10.10 Agreement, dated May 14, 1998, between the Company, CMH and Applewood Associates, L.P. with respect to advisory services (1)

    10.11 Master Software License Agreement, dated November 10, 1997, between the Company and Electronic Data System Corporation, and amendment, dated May 29, 1998 (1)

    10.12 Software Distribution Agreement, dated June 5, 1997, between the Company and Trusted Information Systems, Inc. (1)

  Number     Description of Exhibit
  ------     ----------------------

    10.13 Software Distribution Agreement, dated September 26, 1997, between the Company and Trusted Information Systems, Inc. (1)

    10.14 Reseller Agreement, dated April 17, 1998, between the Company and Aventail Software Corporation (1)

    10.15 Agreement, dated January 31, 1997, among the Company, Robert Russo and William Hancock, in 10.15 which Messrs. Russo and Hancock surrendered shares of Common Stock (1)

    10.16 Agreement, dated September 26, 1997, between the Company, Robert Russo, William Hancock, and Kenneth Conquest, in which Messrs. Russo, Hancock, and Conquest surrendered shares of Common Stock (1)

    10.17 Agreement, dated May 14, 1998, among the Company, Robert Russo and William Hancock, in which Messrs. Russo and Hancock surrendered shares of Common Stock (1)

    10.18 Agreement, dated May 14, 1998, between the Company and CMH, in connection with the issuance of shares for advisory fees (1)

    10.19 Exchange Agreement, dated July 8, 1998, between the Company and certain of its holders of outstanding warrants and options (1)

    10.20 Employment Agreement, dated July 31, 1998, between the Company and Joseph A. Donohue (1)

    10.21 Employment Agreement, dated August 24, 1998, between the Company and Joseph D. Harris (1)

    10.22 Agreement, dated October 1, 1998, between the Company and CMH, with respect to advisory services (1)

    10.23 Agreement, dated October 20, 1998, between the Company and certain of its holders of promissory notes (1)

    10.24 Employment Agreement, dated December 12, 1998, between the Company and Lance Westbrook (2)

    10.25 Agreement of Sublease, dated December 24, 1998, between PAREXEL International Corporation and the Company and Consent to Sublease, dated January 14, 1999, between Boston Properties Limited Partnership, PAREXEL International Corporation and the Company. (2)

    10.26 Agreement, dated January 13, 1999, between the Company and Robert Russo relating to deferred salary. (2)

    10.27 Agreement, dated March 10, 1999, between the Company and William Hancock and Pledge and Escrow Agreement, dated March 10, 1999, relating to $100,000 loan. (2)

  Number     Description of Exhibit
  ------     ----------------------

    10.28 Employment Agreement dated May 15, 1999, between the Company and Robert Russo (3)

    10.29 Securities Purchase Agreement, dated February 22, 1999 between the Company and the investors including form of Certificate of Designation of Series D Preferred Stock (Exhibit A), form of Warrant (Exhibit 4B) and form of Promissory Note (Exhibit D). (4)

    10.30 Asset Purchase Agreement, dated February 9, 2000, between the Company and Exodus Communications, Inc. including all exhibits and schedules (5)

    10.31 Termination Agreement, dated February 9, 2000 between the Company and William Hancock *

    10.32 Termination Agreement, dated February 7, 2000 between the Company and Robert Russo *

    21.1     List of Subsidiaries of the Company. (1)

    23.1     Consent of Richard A. Eisner & Company, LLP *

    27.1     Financial Data Schedule. *

----------------------
*   Filed herewith.

1   Incorporated by reference to the same numbered exhibit to the Registrant's
Registration Statement on Form SB-2 (File Number 333-59617).

2   Incorporated by reference to the same numbered exhibit to Registrant's
Annual Report on Form 10-KSB.

3   Incorporated by reference to the same numbered exhibit to Registrant's
Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1999.

4   Incorporated by reference to Exhibit 10.28 to Registrant's Form 8-K filed on
January 4, 2000.

5   Incorporated by reference to Exhibit 10.29 to Registrant's Form 8-K filed on
February 15, 2000.