Form 10QSB
period 2000-03-31
NETWORK 1 SECURITY SOLUTIONS INC
filed 2000-05-15
CIK 1065078

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


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

As of May 5, 2000 there were 6,147,482 shares of Common Stock, $.01 par value per share, and 197,188 shares of Series D Convertible Preferred Stock, $.01 par value per share, outstanding. Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

================================================================================

                       NETWORK-1 SECURITY SOLUTIONS, INC.

                                      INDEX



                                                                        Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         Balance Sheets as of March 31, 2000 (unaudited) and
         December 31, 1999...................................................3

         Statements of Operations for the three months ended
         March 31, 2000 and 1999 (unaudited).................................4

         Statement of Stockholders' Equity for the three months
         ended March 31, 2000 (unaudited) and for the year ended
         December 31, 1999 ..................................................5

         Statements of Cash Flows for the three months ended
         March 31, 2000 and 1999 (unaudited) ................................6

         Notes to Financial Statements.......................................7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................13

Item 2.  Changes in Securities and Use of Proceeds..........................13

Item 3.  Defaults Upon Senior Securities....................................13

Item 4.  Submission of Matters to a Vote of Security Holders................13

Item 5.  Other Information..................................................13

Item 6.  Exhibits and Reports on Form 8-K...................................13

SIGNATURES..................................................................14

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                                 BALANCE SHEETS

                                                                            March 31, 2000   December 31, 1999
                                                                              (Unaudited)         (Audited)
                                                                              ------------      ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                  $  7,524,000      $  3,023,000
   Accounts receivable - net of allowance for doubtful accounts
      of $35,000 and $40,000 respectively                                          157,000            65,000
   Prepaid expenses and other current assets                                       179,000           155,000
   Due from officer                                                                      0            88,000
                                                                              ------------      ------------
      Total current assets                                                       7,860,000         3,331,000

Equipment and fixtures                                                             444,000           425,000
Capitalized software costs - net                                                   538,000           500,000
Security deposits                                                                   82,000            82,000
Net assets of discontinued operations                                              102,000           258,000
                                                                              ------------      ------------
                                                                              $  9,026,000      $  4,596,000
                                                                              ============      ============
LIABILITIES
Current liabilities:
   Accounts payable                                                           $    200,000      $    320,000
   Accrued expenses and other current liabilities                                  687,000           546,000
   Deferred revenue                                                                 80,000            58,000
                                                                              ------------      ------------
      Total current liabilities                                                    967,000           924,000

Notes payable - related parties                                                    525,000           525,000
Notes payable - others                                                             975,000           975,000
Interest payable - related parties                                                  11,000             1,000
Interest payable - others                                                           22,000             2,000
                                                                              ------------      ------------
                                                                                 2,500,000         2,427,000
                                                                              ------------      ------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock - $.01 par value; authorized 5,000,000 shares;
Series A -10% cumulative, none issued and outstanding
Series B - none issued and outstanding
Series C - none issued and outstanding
Series D -197,188 and 491,803 shares issued and outstanding, respectively            2,000             5,000
Common stock - $.01 par value; authorized 25,000,000 shares;
5,919,262 and 4,935,211 shares issued and outstanding                               59,000            50,000
Additional paid-in capital                                                      27,389,000        23,941,000
Accumulated deficit                                                            (20,833,000)      (21,693,000)
Unearned portion of compensatory stock options                                     (91,000)         (134,000)
                                                                              ------------      ------------
                                                                                 6,526,000         2,169,000
                                                                              ------------      ------------
                                                                              $  9,026,000      $  4,596,000
                                                                              ============      ============

SEE NOTES TO FINANCIAL STATEMENTS

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                            2000              1999
                                                         -----------      -----------
Revenues:
   Licenses                                              $   157,000      $    70,000
   Services                                                   35,000           34,000
                                                         -----------      -----------
          Total revenues                                     192,000          104,000

Cost of revenues:
   Amortization of software development costs                 61,000          135,000
   Cost of licenses                                            6,000           17,000
   Cost of services                                           28,000           48,000
                                                         -----------      -----------
                                                              95,000          200,000
                                                         -----------      -----------
Gross profit (loss)                                           97,000          (96,000)
                                                         -----------      -----------
Operating expenses:
   Product development                                       293,000          388,000
   Selling and marketing                                     488,000          774,000
   General and administrative                                517,000          513,000
                                                         -----------      -----------
                                                           1,298,000        1,675,000
                                                         -----------      -----------
Loss from continuing operations before interest           (1,201,000)      (1,771,000)

Interest income - net                                         33,000           65,000
                                                         -----------      -----------
Loss from continuing operations                          $(1,168,000)     $(1,706,000)
Income (loss) from discontinued operations                 2,028,000         (124,000)
                                                         -----------      -----------
Net income (loss)                                        $   860,000      $(1,830,000)
                                                         ===========      ===========

Per common share information - basic and diluted
    Loss from continuing operations                      $     (0.22)     $     (0.39)
    Income (loss) from discontinued operations                  0.38            (0.03)
                                                         -----------      -----------
    Net income (loss)                                    $      0.16      $     (0.42)
                                                         ===========      ===========
Weighted average number of common shares outstanding       5,326,112        4,371,529
                                                         ===========      ===========

SEE NOTES TO FINANCIAL STATEMENTS

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         Common Stock                 Preferred Stock
                                                  ---------------------------   ----------------------------
                                                     Shares         Amount         Shares          Amount
                                                  ------------   ------------   ------------    ------------
Balance - December 31, 1998                          4,366,520   $     44,000        562,836    $      6,000

Amortization of compensatory stock options                --             --             --              --
Issuance of common stock and options for
services rendered and payment of liability               5,855           --             --              --
Conversion of Series C preferred stock                 562,836          6,000       (562,836)         (6,000)
Issuance of Series D preferred stock and
   warrants, net of expense of $34,000                    --             --          491,803           5,000
Beneficial conversion feature of Series D
   preferred stock and related imputed dividend           --             --             --              --

Net Loss                                                  --             --             --              --
                                                  ------------   ------------   ------------    ------------
Balance - December 31, 1999                          4,935,211         50,000        491,803           5,000

Amortization of compensatory stock options                --             --             --              --
Conversion of Series D preferred stock                 294,615          3,000       (294,615)         (3,000)
Exercise of employee & non-employee
   stock options                                       454,192          4,000           --              --
Exercise of Warrants                                   235,244          2,000           --              --
Compensation charge for issuance of non-
   qualified stock options                                --             --             --              --

Net Income                                                --             --             --              --
                                                  ------------   ------------   ------------    ------------
Balance - March 31, 2000                             5,919,262   $     59,000        197,188    $      2,000
                                                  ============   ============   ============    ============

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY(continued)

                                                    Paid-in       Accumulated   Compensatory
                                                    Capital        Deficit      Stock Options       Total
                                                  ------------   ------------    ------------    ------------
Balance - December 31, 1998                       $ 20,819,000   $(13,247,000)   $   (383,000)   $  7,239,000

Amortization of compensatory stock options                --             --           249,000         249,000
Issuance of common stock and options for
services rendered and payment of liability             161,000           --              --           161,000
Conversion of Series C preferred stock                    --             --              --                 0
Issuance of Series D preferred stock and
   warrants, net of expense of $34,000               1,461,000           --              --         1,466,000
Beneficial conversion feature of Series D
   preferred stock and related imputed dividend      1,500,000     (1,500,000)           --                 0

Net Loss                                                  --       (6,946,000)           --        (6,946,000)
                                                  ------------   ------------    ------------    ------------
Balance - December 31, 1999                         23,941,000    (21,693,000)       (134,000)      2,169,000

Amortization of compensatory stock options                --             --            43,000          43,000
Conversion of Series D preferred stock                    --             --              --              --
Exercise of employee & non-employee
   stock options                                     2,200,000           --              --         2,204,000
Exercise of Warrants                                   723,000           --              --           725,000
Compensation charge for issuance of non-
   qualified stock options                             525,000           --              --           525,000

Net Income                                                --          860,000            --           860,000
                                                  ------------   ------------    ------------    ------------
Balance - March 31, 2000                          $ 27,389,000   $(20,833,000)   $    (91,000)   $  6,526,000
                                                  ============   ============    ============    ============

SEE NOTES TO FINANCIAL STATEMENTS

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                 STATEMENTS OF CASH FLOWS FOR THE QUARTER ENDED

                                                                       MARCH 31,
                                                               --------------------------
                                                                  2000           1999
                                                               (Unaudited)    (Unaudited)
                                                               -----------    -----------
Cash flows from operating activities:
Loss from  continuing operations                               $(1,168,000)   $(1,706,000)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
   Issuance of common stock and warrants for
      services rendered                                             43,000        144,000
   Provision for doubtful accounts                                  (5,000)        60,000
   Depreciation and amortization                                    90,000        165,000
Changes in:
   Accounts receivable                                             (87,000)       (11,000)
   Prepaid expenses and other current assets                       (23,000)      (135,000)
   Accounts payable, accrued expenses and
      other current liabilities                                     21,000        299,000
   Interest Payable                                                 30,000              -
   Deferred revenue                                                 22,000        (12,000)
                                                               -----------    -----------
Net cash used in continuing operations                          (1,077,000)    (1,196,000)
Cash provided by (used in) discontinued operations                  10,000       (245,000)
                                                               -----------    -----------
      Net cash provided by (used in) operating activities       (1,067,000)    (1,441,000)

Cash flows from investing activities:
   Acquisitions of equipment and fixtures                          (49,000)      (214,000)
   Capitalized software costs                                     (100,000)      (100,000)
   Security deposit                                                               (78,000)
   Loan to officer                                                  88,000              -
   Proceeds from sale of professional services group             2,700,000              -
                                                               -----------    -----------
Net cash provided by (used in) investing activities              2,639,000       (392,000)
                                                               -----------    -----------
Cash flows from financing activities:
   Proceeds from exercise of options and warrants                2,929,000              -
                                                               -----------    -----------
Net cash provided by financing activities                        2,929,000              -
                                                               -----------    -----------
Net increase (decrease) in cash and cash equivalents             4,501,000     (1,833,000)
Cash and cash equivalents - beginning of period                  3,023,000      6,423,000
                                                               -----------    -----------
Cash and cash equivalents - end of period                      $ 7,524,000    $ 4,590,000
                                                               ===========    ===========

SEE NOTES TO FINANCIAL STATEMENTS

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.   FINANCIAL STATEMENT PRESENTATION

         a. The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information contained herein not misleading. These interim financial statements and the notes thereto should be read in conjunction with the financial statements included in the Company's 10-KSB filed March 21, 2000 for the year ended December 31, 1999. In the Company's opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information shown have been included.

         b. The results of operations for the three months ended March 31, 2000 presented herein are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2000.

         c. Basic loss per share is calculated by dividing net loss by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. As all potential common shares are anti-dilutive to loss from continuing operations, they are not included in the calculation of diluted loss per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1999 IN THE SECTION ENTITLED "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" AS WELL AS THESE RISKS DISCUSSED ELSEWHERE IN THIS REPORT.

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

         To date, the Company has incurred significant losses and, at March 31, 2000, had an accumulated deficit of $20,833,000. In addition, since March 31, 2000, the Company has continued to incur significant operating losses. The Company expects to incur substantial operating expenses in the future to support its product development activities, as well as continue to expand its domestic and international sales activities and marketing capabilities.

         In February 2000, the Company completed the sale of its professional services business for a sales price of $4.0 million which included $1.3 million held in escrow subject to certain former employees of the Company remaining employed by the purchaser for at least one year and the purchaser securing certain minimum purchase orders within ninety (90) days of the closing. The sale has been accounted for by the Company as a sale of a discontinued operation and the Company recorded a gain on the sale of $2,028,000 in the first quarter of 2000. The Company's professional services business accounted for 77% and 62% of its total revenues during the fiscal years ended December 31, 1999 and December 31, 1998, respectively. Accordingly, as a result of the sale of its professional services business, the Company's cash flow from operations is likely to be materially adversely effected until, if ever, the Company generates sufficient revenue from the licensing of its software products. In connection with the sale, the Company agreed not to offer any professional consulting services competitive with the purchaser until the second anniversary of the closing. Effective upon the sale, the Company granted options to acquire 104,063 shares of Common Stock at $2.91 per share to certain employees of the professional services business. In connection therewith, the Company incurred a compensation charge of $525,000 based upon the intrinsic value of the portion of the options vesting at such date. The balance of the options vest one year after the closing provided that the employees are still employed by Exodus. An additional charge of $863,000 will be incurred at such date assuming all the options vest.

         The Company's software products have not yet achieved significant market acceptance. The future success of the Company is largely dependent upon the size of market acceptance of its CYBERWALLPLUS family of software products. While the Company believes that its family of software products offer advantages over competing products for network security, license revenue from network security software products since the introduction of FIREWALL/PLUS (June 1995), a predecessor product line, through March 31, 2000 has only been $3,079,000, including a non-refundable pre-paid royalty of $500,000 in 1997. From January 1999 through March 31, 2000, license revenue from CYBERWALLPLUS has only been $352,000. CYBERWALLPLUS may not achieve significant market acceptance. Revenue from such commercial products depend on a number of factors, including the influence of market competition, technological changes in the network security market, the Company's ability to design, develop and introduce enhancements on a timely basis, and the ability of the Company to successfully establish and maintain distribution channels. The failure of CYBERWALLPLUS to achieve significant market acceptance as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business, operating results and financial condition.

         The Company has committed significant product and development resources to its CYBERWALLPLUS family of products. The Company's anticipated levels of expenditures for product development are based on its plans for product enhancements and new product development. The Company capitalizes and amortizes software development costs in accordance with Statement of Financial Accounting Standards No. 86. These costs consist of salaries, consulting fees and applicable overhead. The Company will use a portion of the proceeds from its private offering, the sale of its professional services business and proceeds from option and warrant exercises during 2000 to significantly increase its product development expenditures.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         Revenues increased by $88,000 or 85%, from $104,000 for the three months ended March 31, 1999 to $192,000 for the three months ended March 31, 2000, primarily as a result of an increase in license revenues during the three months ended March 31, 2000. License revenues increased by $87,000 or 124%, from $70,000 for the three months ended March 31, 1999 to $157,000 for the three months ended March 31, 2000, primarily due to increased selling and marketing activities. In addition, because of the recent attacks on such websites as E-Bay and Yahoo, management believes that customers are becoming more aware of the potential impact of security breaches, and that companies are allocating increasing resources to safeguard their assets. Service revenues increased by $1,000 or 3%, from $34,000 for the three months ended March 31, 1999 to $35,000 for the three months ended March 31, 2000. The Company's revenues from customers in the United States represented 90% and 87% of its revenues during the three months ended March 31, 1999 and 2000, respectively.

         Cost of revenues consists of cost of licenses, amortization of software development costs and cost of services. Cost of licenses consist of software media (disks), documentation, product packaging, production costs and product royalties. Cost of licenses decreased by $11,000 or 65%, from $17,000 for the three months ended March 31, 1999 to $6,000 for the three months ended March 31, 2000, representing 24% and 4% of license revenues, respectively. The decrease in cost of licenses was due to royalties paid in 1999 on third party product revenues. Cost of licenses as a percentage of license revenues may fluctuate from period to period due to changes in product mix, changes in the number or size of transactions recorded in a given period or an increase or decrease in licenses of products which would require the Company to pay royalties to third parties.

         Amortization of software development costs decreased by $74,000 or 55%, from $135,000 for the three months ended March 31, 1999 to $61,000 for the three months ended March 31, 2000, representing 193% and 39% of license revenues, respectively. The decrease in amortization of software development costs was due to the write-off in 1999 of unamortized capitalized software costs associated with the Company's predecessor product line, FIREWALL/PLUS, and other technology discontinued or replaced.

         Cost of services consist of salaries, benefits and overhead associated with technical support and maintenance contracts. Cost of services decreased by $20,000 or 42%, from $48,000 for the three months ended March 31, 1999 to $28,000 for the three months ended March 31, 2000, representing 141% and 80% of service revenues, respectively. The decrease in cost of services in dollar amount and as a percentage of service revenues resulted primarily from a reduction in personnel costs as a result of the consolidation of the Company's former Texas facility. Cost of services as a percentage of service revenues may fluctuate from period to period due to changes in support headcount and related benefit costs.

         Gross profit was $97,000 for the three months ended March 31, 2000 compared to a gross loss of ($96,000) for the three months ended March 31, 1999, representing 51% and (92%) of revenues, respectively. The increase in gross profit was primarily due to the increase in license revenue and the decrease in amortization of capitalized software costs.

         Product development consists of salaries, benefits, bonuses, travel and related costs of the Company's product development personnel, including consulting fees, the costs of computer equipment used in product and technology development. Product development expense decreased $95,000 or 24%, from $388,000 for the three months ended March 31, 1999 to $293,000 for the three months ended March 31, 2000, representing 373% and 153% of revenues, respectively. Total product developments costs, including capitalized costs of $100,000, were $488,000 and $393,000 for the three months ended March 31, 1999 and March 31, 2000, respectively. The decrease in total product development costs was due primarily to the reduction in personnel costs as a result of the consolidation of the Company's former Texas facility, the discontinuation in the use of outside development consultants and the expiration of computer equipment operating leases. The Company currently anticipates that product development costs will increase as the Company hires additional software engineers and developers to support the Company's growth.

         Sales and marketing expenses consist primarily of salaries, including commissions, benefits, bonuses, travel, advertising, public relations, consultants and trade shows. Selling and marketing expenses decreased by $286,000 or 37%, from $774,000 for the three months ended March 31, 1999 to $488,000 for the three months ended March 31, 2000, representing 744% and 254% of revenues, respectively. The decrease in selling and marketing expenses was due primarily to a decrease in personnel costs and travel expenditures related to the outside sales team in 1999 which was replaced primarily with an inside sales team late in 1999, a decrease in use of outside consultants, an international sales program based mostly on inside sales, a decrease in recruitment fees, a decrease in public relations costs, and a decrease in costs associated with redesigning the Company's web-site which was partially offset by increases in trade show participation. The Company currently anticipates that selling and marketing expenses will increase as the Company hires additional personnel to support its growth.

         General and administrative expenses include employee costs, including salary, benefits, travel and other related expenses associated with management, finance and accounting operations, and legal and other professional services provided to the Company. General and administrative expenses increased by $4,000 or 1%, from $513,000 for the three months ended March 31, 1999 to $517,000 for the three months ended March 31, 2000, representing 493% and 269% of revenues, respectively. Increases in legal expense of $56,000 or 172% was offset by decreases in telecommunication costs, costs associated with establishing the new corporate office and non-cash charges of $52,000 relating to the amortization of the value of stock options granted to the Company's Chief Executive Officer in May 1998. The Company currently anticipates that general and administrative expenses will increase as the Company hires additional personnel to support its growth in future periods.

         Net interest income decreased by $32,000 or 49%, from $65,000 for the three months ended March 31, 1999 to $33,000 for the three months ended March 31, 2000, representing 63% and 17% of revenues, respectively. The Company completed a Series D Preferred Stock, warrant and promissory note financing on December 22, 1999 which resulted in an interest charge of $30,000 for the three months ended March 31, 2000. At the Company's April 28, 2000 annual meeting, the stockholders of the Company approved the conversion feature of the promissory notes into preferred stock and warrants. Accordingly, in the second quarter of 2000, the Company will incur an interest charge of $1,500,000 related to the excess of the market value of the common stock (on the closing date of the December financing) issuable upon conversion of the preferred stock and exercise of the warrants issuable upon conversion of the notes.

         Income from discontinued operations was $2,028,000 for the three months ended March 31, 2000 compared with a loss of $124,000 for the three months ended March 31, 1999. Income from discontinued operations for the three months ended March 31, 2000 was due primarily to proceeds from the sale of the professional services group in February 2000 of $2,700,000 less value of net assets of the business and a non-cash charge of $525,000 relating to the issuance of non-qualified options which were granted on November 8, 1999 at fair market value but were contingent upon the closing of the transaction which resulted in the charge for the three (3) months ended March 31, 2000. The balance of the options vest one year after the closing provided that the employees are still employed by the purchaser. An additional charge of $863,000 will be incurred at such date assuming all the options vest. The $1.3 million of the purchase price held in escrow includes (i) $300,000 conditioned upon purchaser securing a minimum of $300,000 of purchase orders or commitments for consulting services from certain customers within ninety (90) days of the closing, and (ii) $1,000,000 conditioned upon the Company's former employees remaining employed by purchaser for at least one (1) year from the closing of the sale. In connection with such sale, the Company has agreed not to offer any professional or consulting services competitive with those services offered by purchaser for a period of two years from the closing date. The Company has agreed to pay an aggregate 14% of the $1.0 million of the escrow proceeds to the former employees provided that they remain with purchaser for at least one year.

         No provision for or benefit from federal, state or foreign income taxes was recorded for the three months ended March 31, 1999 because the Company incurred net operating losses and fully reserved its deferred tax assets as their future realization could not be determined. For the three months ended March 31, 2000, no provision for or benefit from federal, state or foreign income taxes was recorded due to the availability of net operating tax loss carryforwards to offset the taxable gain on sale of the professional services group.

         As a result of the foregoing, the Company had net income for the three months ended March 31, 2000 of $860,000 compared with a net loss of $1,830,000 for the three months ended March 31, 1999.

Liquidity and Capital Resources

         The Company's capital requirements have been and will continue to be significant, and its cash requirements have been exceeding its cash flow from operations. At March 31, 2000, the Company had $7,524,000 of cash and cash equivalents and a working capital of $6,893,000. The Company has financed its operations primarily through private sales of equity and debt securities, the consummation of its IPO in November 1998 and the sale of its professional services division in February 2000. Net cash used in operating activities from continuing operations was $1,196,000 during the three months ended March 31, 1999 and $1,077,000 during the three months ended March 31, 2000. Net cash used in operating activities from continuing operations for the three months ended March 31, 1999 was primarily attributable to a net loss from continuing operations of $1,706,000 and by increases in prepaid expenses and other current assets of $135,000 which was partially offset by an increase in accounts payable, accrued expenses and other current liabilities of $299,000, depreciation and amortization of $165,000, the issuance of Common Stock and warrants for services rendered of $144,000, and an increase in provision for doubtful accounts of $60,000. Net cash used in operating activities from continuing operations for the three months ended March 31, 2000 was primarily attributable to a net loss from continuing operations of $1,168,000 and an increase in accounts receivable of $87,000 which was partially offset by the issuance of common stock and warrants for services rendered of $43,000, depreciation and amortization expense of $90,000 and an increase in accrued interest payable of $30,000.

         The Company's operating activities during the three months ended March 31, 1999 were financed primarily with the net proceeds from the IPO consummated on November 17, 1998 which resulted in $7,931,000 of net proceeds. In December 1999, the Company consummated a $3.0 million private financing of preferred stock, warrants and notes. In addition, in February 2000, the Company sold its professional services business and received proceeds of $2.7 million. The Company also received $2.2 million from the exercise of stock options in February 2000 and $725,000 from the exercise of preferred stock warrants and service warrants in March 2000. The Company does not currently have a line of credit from a commercial bank or other institution.

         The Company anticipates, based on currently proposed plans and assumptions relating to the implementation of its business plan (including the timetable of, costs and expenses associated with, and success of, its marketing efforts), that the net proceeds from the December 1999 financing, the sale of its professional services business and the exercises of stock options and warrants through March 31, 2000, together with projected revenues from operations, will be sufficient to satisfy the Company's operations and capital requirements through January 2001. There can be no assurance, however, that such funds will not be expended prior thereto due to unanticipated changes in economic conditions or other unforeseen circumstances. In the event the Company's plans change or its assumptions change or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise) or projected revenues otherwise prove to be insufficient to fund the implementation of the Company's business plan or working capital requirements, the Company could be required to seek additional financing sooner than currently anticipated. The Company has no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms or at all. Any inability to obtain additional financing when needed would have a material adverse effect on the Company, requiring it to curtail and possibly cease its operations. In addition, any additional equity financing may involve substantial dilution to the interests of the Company's then existing stockholders.

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

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

Item 5.  OTHER INFORMATION.

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a). Exhibits

         The exhibits in the following table have been filed as part of this Quarterly Report on Form 10-QSB:

         Exhibit Number                     Description of Exhibit
         ---------------------              -------------------------------

              27                            Financial data schedule for
                                            three month period ended
                                            March 31, 2000

         b).  Reports of Form 8-K.

         The following reports on Form 8-K were filed during the three (3) months ended March 31, 2000:

         (i) a Report on Form 8-K was filed on January 5, 2000 with respect to the Company's private offering of $3,000,000 of Series D Preferred Stock, warrants and notes and

         (ii) a Report on Form 8-K was filed on February 9, 2000 with respect to the Company's sale of its professional services business to Exodus Communications, Inc.

                                   SIGNATURES
                                   ----------

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  NETWORK-1 SECURITY SOLUTIONS, INC.


                             By:  /s/ Avi A. Fogel
                                 -----------------------------------------------
                             Avi A. Fogel, President and Chief Executive Officer (Principal Executive Officer)


                             By:  /s/ Murray P. Fish
                                 -----------------------------------------------
                             Murray P. Fish
                             Chief Financial Officer
                             (Principal Financial and Accounting Officer)


Date: May  15, 2000

EXHIBIT INDEX



         Exhibit Number                     Description of Exhibit
         ---------------------              -------------------------------
              27                            Financial data schedule for
                                            three month period ended
                                            March 31, 2000