Form 10QSB
period 2000-06-30
NETWORK 1 SECURITY SOLUTIONS INC
filed 2000-08-11
CIK 1065078

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of August 4, 2000 there were 6,249,593 shares of Common Stock, $.01 par value per share, and 156,204 shares of Series D Convertible Preferred Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):
Yes [  ]  No [X]


================================================================================

                       NETWORK-1 SECURITY SOLUTIONS, INC.

                                      INDEX


                                                                                                        Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
         Balance Sheets as of June 30, 2000 (unaudited) and December 31, 1999................................3

         Statements of Operations for the three and six months ended June 30, 2000 and 1999 (unaudited)......4

         Statement of Stockholders' Equity for the six months ended June 30, 2000 (unaudited)
         and for the year ended December 31, 1999............................................................5

         Statements of Cash Flows for the six months ended June 30, 2000 and 1999 (unaudited)............... 6

         Notes to Financial Statements.......................................................................7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........................................8

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................13

Item 2.  Changes in Securities and Use of Proceeds..........................................................13

Item 3.  Defaults Upon Senior Securities....................................................................13

Item 4.  Submission of Matters to a Vote of Security Holders................................................13

Item 5.  Other Information..................................................................................14

Item 6.  Exhibits and Reports on Form 8-K...................................................................14

SIGNATURES..................................................................................................15

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                                 BALANCE SHEETS

                                                                              June 30, 2000   December 31, 1999
                                                                               (Unaudited)        (Audited)
                                                                               -----------        ---------
ASSETS
Current assets:
   Cash and cash equivalents                                                  $  6,339,000      $  3,023,000
   Accounts receivable - net of allowance for doubtful accounts
      of $60,000 and $40,000 respectively                                          324,000            65,000
   Prepaid expenses and other current assets                                       169,000           155,000
   Due from officer                                                                      0            88,000
                                                                              ------------      ------------
      Total current assets                                                       6,832,000         3,331,000

Equipment and fixtures                                                             449,000           425,000
Capitalized software costs - net                                                   576,000           500,000
Security deposits                                                                   82,000            82,000
Net assets of discontinued operations                                               89,000           258,000
                                                                              ------------      ------------
                                                                              $  8,028,000      $  4,596,000
                                                                              ============      ============
LIABILITIES
Current liabilities:
   Accounts payable                                                           $    205,000      $    320,000
   Accrued expenses and other current liabilities                                  541,000           546,000
   Deferred revenue                                                                120,000            58,000
                                                                              ------------      ------------
      Total current liabilities                                                    866,000           924,000

Notes payable - related parties                                                    451,000           525,000
Notes payable - others                                                             343,000           975,000
Interest payable - related parties                                                  20,000             1,000
Interest payable - others                                                           13,000             2,000
                                                                              ------------      ------------
                                                                                 1,693,000         2,427,000
                                                                              ------------      ------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock - $.01 par value; authorized 5,000,000 shares;
Series A -10% cumulative, none issued and outstanding
Series B - none issued and outstanding
Series C - none issued and outstanding
Series D -164,401 and 491,803 shares issued and outstanding, respectively            2,000             5,000
Common stock - $.01 par value; authorized 25,000,000 shares;
    6,233,199 and 4,935,211 shares issued and outstanding, respectively             62,000            50,000
Additional paid-in capital                                                      29,783,000        23,941,000
Accumulated deficit                                                            (23,451,000)      (21,693,000)
Unearned portion of compensatory stock options                                     (61,000)         (134,000)
                                                                              ------------      ------------
                                                                                 6,335,000         2,169,000
                                                                              ------------      ------------
                                                                              $  8,028,000      $  4,596,000
                                                                              ============      ============

SEE NOTES TO FINANCIAL STATEMENTS

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                   Three Months Ended June 30,   Six Months Ended June 30,
                                                   --------------------------------------------------------
                                                      2000            1999          2000            1999
                                                   -----------    -----------    -----------    -----------
Revenues:
   Licenses                                        $   317,000    $    43,000    $   474,000    $   113,000
   Services                                             35,000         29,000         70,000         63,000
                                                   -----------    -----------    -----------    -----------
          Total revenues                               352,000         72,000        544,000        176,000

Cost of revenues:
   Amortization of software development costs           63,000        135,000        124,000        270,000
   Cost of licenses                                     23,000         13,000         29,000         30,000
   Cost of services                                     38,000         67,000         66,000        115,000
                                                   -----------    -----------    -----------    -----------
                                                       124,000        215,000        219,000        415,000
                                                   -----------    -----------    -----------    -----------
Gross profit (loss)                                    228,000       (143,000)       325,000       (239,000)
                                                   -----------    -----------    -----------    -----------

Operating expenses:
   Product development                                 325,000        385,000        618,000        773,000
   Selling and marketing                               689,000        885,000      1,177,000      1,659,000
   General and administrative                          456,000        492,000        973,000      1,005,000
                                                   -----------    -----------    -----------    -----------
                                                     1,470,000      1,762,000      2,768,000      3,437,000
                                                   -----------    -----------    -----------    -----------
Loss from continuing operations before interest     (1,242,000)    (1,905,000)    (2,443,000)    (3,676,000)

Interest income (expense) - net                     (1,435,000)        29,000     (1,402,000)        94,000
                                                   -----------    -----------    -----------    -----------

Loss from continuing operations                    $(2,677,000)   $(1,876,000)   $(3,845,000)   $(3,582,000)
Income (loss) from discontinued operations              59,000         (1,000)     2,087,000       (125,000)
                                                   -----------    -----------    -----------    -----------
Net loss                                           $(2,618,000)   $(1,877,000)   $(1,758,000)   $(3,707,000)
                                                   ===========    ===========    ===========    ===========

Per common share information - basic and diluted
    Loss from continuing operations                $     (0.44)   $     (0.43)   $     (0.67)   $     (0.82)
    Income (loss) from discontinued operations            0.01          (0.00)          0.36          (0.03)
                                                   -----------    -----------    -----------    -----------
    Net loss                                       $     (0.43)   $     (0.43)   $     (0.31)   $     (0.85)
                                                   ===========    ===========    ===========    ===========
Weighted average number of common
     shares outstanding                              6,124,112      4,372,375      5,722,257      4,371,957
                                                   ===========    ===========    ===========    ===========

SEE NOTES TO FINANCIAL STATEMENTS

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                        Common Stock                 Preferred Stock
                                                     Shares         Amount         Shares          Amount
                                                  ------------   ------------   ------------    ------------
Balance - December 31, 1998                          4,366,520   $     44,000        562,836    $      6,000

Amortization of compensatory stock options                --             --             --              --
Issuance of common stock and options for
services rendered and payment of liability               5,855           --             --              --
Conversion of Series C preferred stock                 562,836          6,000       (562,836)         (6,000)
Issuance of Series D preferred stock and
   warrants, net of expense of $34,000                    --             --          491,803           5,000
Beneficial conversion feature of Series D
   preferred stock and related imputed dividend           --             --             --              --

Net Loss                                                  --             --             --              --
                                                  ------------   ------------   ------------    ------------
Balance - December 31, 1999                          4,935,211         50,000        491,803           5,000

Amortization of compensatory stock options                --             --             --              --
Conversion of Series D preferred stock                 327,402          3,000       (327,402)         (3,000)
Exercise of employee & non-employee
   stock options                                       456,350          4,000           --              --
Exercise of Warrants                                   275,576          3,000           --              --
Conversion of Notes and Accrued Interest               238,660          2,000           --              --
Compensation charge for issuance of non-
   qualified stock options                                --             --             --              --
Beneficial conversion feature of Series D
   preferred stock underlying notes payable
   and related debt discount                              --             --             --              --

Net loss                                                  --             --             --              --
                                                  ------------   ------------   ------------    ------------
Balance - June 30, 2000                              6,233,199   $     62,000        164,401    $      2,000
                                                  ============   ============   ============    ============

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (CONTINUED)

                                                    Paid-in      Accumulated    Compensatory
                                                    Capital        Deficit      Stock Options       Total
                                                  ------------   ------------    ------------    ------------
Balance - December 31, 1998                       $ 20,819,000   $(13,247,000)   $   (383,000)   $  7,239,000

Amortization of compensatory stock options                --             --           249,000         249,000
Issuance of common stock and options for
services rendered and payment of liability             161,000           --              --           161,000
Conversion of Series C preferred stock                    --             --              --                 0
Issuance of Series D preferred stock and
   warrants, net of expense of $34,000               1,461,000           --              --         1,466,000
Beneficial conversion feature of Series D
   preferred stock and related imputed dividend      1,500,000     (1,500,000)           --                 0

Net Loss                                                  --       (6,946,000)           --        (6,946,000)
                                                  ------------   ------------    ------------    ------------
Balance - December 31, 1999                         23,941,000    (21,693,000)       (134,000)      2,169,000

Amortization of compensatory stock options                --             --            73,000          73,000
Conversion of Series D preferred stock                    --             --              --              --
Exercise of employee & non-employee
   stock options                                     2,210,000           --              --         2,214,000
Exercise of Warrants                                   883,000           --              --           886,000
Conversion of Notes and Accrued Interest               724,000           --              --           726,000
Compensation charge for issuance of non-
   qualified stock options                             525,000           --              --           525,000
Beneficial conversion feature of Series D
   preferred stock underlying notes payable
   and related debt discount                         1,500,000           --              --         1,500,000

Net loss                                                  --       (1,758,000)           --        (1,758,000)
                                                  ------------   ------------    ------------    ------------
Balance - June 30, 2000                           $ 29,783,000   $(23,451,000)   $    (61,000)   $  6,335,000
                                                  ============   ============    ============    ============

SEE NOTES TO FINANCIAL STATEMENTS

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED

                                                                                    June 30,
                                                                          ----------------------------
                                                                             2000             1999
                                                                          (Unaudited)      (Unaudited)
                                                                          -----------      -----------
Cash flows from operating activities:
Loss from continuing operations                                           $(3,845,000)     $(3,582,000)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
   Interest charge from Preferred D sale                                    1,500,000
   Interest accrued and converted to Series D Preferred Stock                  18,000
   Issuance of common stock and warrants for
      services rendered                                                        73,000          240,000
   Provision for doubtful accounts                                             20,000          (58,000)
   Depreciation and amortization                                              186,000          367,000
Changes in:
   Accounts receivable                                                       (279,000)          21,000
   Prepaid expenses and other current assets                                  (14,000)        (113,000)
   Accounts payable, accrued expenses and
      other current liabilities                                              (120,000)         312,000
   Interest Payable                                                            33,000                0
   Deferred revenue                                                            62,000          (26,000)
                                                                          -----------      -----------
Net cash used in continuing operations                                     (2,366,000)      (2,839,000)
Cash provided by (used in) discontinued operations                             81,000         (293,000)
                                                                          -----------      -----------
    Net cash used in operating activities                                  (2,285,000)      (3,132,000)

Cash flows from investing activities:
   Acquisitions of equipment and fixtures                                     (87,000)        (379,000)
   Capitalized software costs                                                (200,000)        (200,000)
   Security deposit                                                                 0          (45,000)
   Loan to officer                                                             88,000                0
   Proceeds from sale of professional services group                        2,700,000
                                                                          -----------      -----------
      Net cash provided by (used in) investing activities                   2,501,000         (624,000)
                                                                          -----------      -----------
Cash flows from financing activities:
   Proceeds from exercise of options and warrants                           3,100,000
                                                                          -----------      -----------
Net cash provided by financing activities                                   3,100,000                0
                                                                          -----------      -----------
Net increase (decrease) in cash and cash equivalents                        3,316,000       (3,756,000)
Cash and cash equivalents - beginning of period                             3,023,000        6,423,000
                                                                          -----------      -----------
Cash and cash equivalents - end of period                                 $ 6,339,000      $ 2,667,000
                                                                          ===========      ===========
Supplemental disclosures of noncash investing and financing activity:
   Conversion of notes payable and accrued interest into
      238,660 shares of common stock                                      $   726,000      $      --
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

     b. The results of operations for the six months ended June 30, 2000 presented herein are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2000.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1999 IN THE SECTION ENTITLED "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" AS WELL AS THOSE RISKS DISCUSSED ELSEWHERE IN THIS REPORT.

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

         To date, the Company has incurred significant losses and, at June 30, 2000, had an accumulated deficit of $23,451,000. In addition, since June 30, 2000, the Company has continued to incur significant operating losses. The Company expects to incur substantial operating expenses in the future to support its product development activities, as well as continue to expand its domestic and international sales activities and marketing capabilities.

         The Company's software products have not yet achieved significant market acceptance. The future success of the Company is largely dependent upon the size of market acceptance of its CYBERWALLPLUS family of software products. While the Company believes that its family of software products offer advantages over competing products for network security, license revenue from network security software products since the introduction of FIREWALL/PLUS (June 1995), a predecessor product line, through June 30, 2000 has only been $3,396,000, including a non-refundable pre-paid royalty of $500,000 in 1997. From January 1999 through June 30, 2000, license revenue from CYBERWALLPLUS has only been $669,000. CYBERWALLPLUS may not achieve significant market acceptance. Revenue from such commercial products depends on a number of factors, including the influence of market competition, technological changes in the network security market, the Company's ability to design, develop and introduce enhancements on a timely basis, and the ability of the Company to successfully establish and maintain distribution channels. The failure of CYBERWALLPLUS to achieve significant market acceptance as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business, operating results and financial condition.

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

The Company's professional services business accounted for 77% and 62% of its total revenues during the fiscal years ended December 31, 1999 and December 31, 1998, respectively. Accordingly, as a result of the sale of its professional services business, the Company's cash flow from operations is likely to be materially adversely effected until, if ever, the Company generates sufficient revenue from the licensing of its software products. In connection with the sale, the Company agreed not to offer any professional consulting services competitive with the purchaser until the second anniversary of the closing. Effective upon the sale, the Company granted options to acquire 104,063 shares of Common Stock at $2.91 per share to certain employees of the professional services business. In connection therewith, the Company incurred a compensation charge of $525,000 based upon the intrinsic value of the portion of the options vesting at such date. The balance of the options vest one year after the closing provided that the employees are still employed by purchaser. An additional charge of $863,000 will be incurred at such date assuming all the options vest.

         The Company completed a Series D Preferred Stock, warrant and promissory note financing on December 22, 1999. At the Company's April 28, 2000 annual meeting, the stockholders of the Company approved the conversion feature of the promissory notes into preferred stock and warrants. Accordingly, for the six months ended June 30, 2000, the Company incurred an interest charge of $1,500,000 related to the excess of the market value of the common stock (on the closing date of the December 1999 financing) issuable upon conversion of the preferred stock and exercise of the warrants issuable upon conversion of the notes.

         In the second quarter of 2000, the Company introduced CYBERWALLPLUS Workstation Enterprise Edition (CYBERWALLPLUS-WS) version of its CYBERWALLPLUS family of network security products. CYBERWALLPLUS-WS is designed for running on Windows NT 4.0 Workstations or Windows 2000 Professional and prevents unauthorized network traffic from entering or leaving your workstation. In June 2000, the Company executed a license agreement with BMC Software, Inc. for the sale of CYBERWALLPLUS-WS totaling $120,000.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         Revenues increased by $368,000 or 209%, from $176,000 for the six months ended June 30, 1999 to $544,000 for the six months ended June 30, 2000, primarily as a result of an increase in license revenues during the six months ended June 30, 2000. License revenues increased by $361,000 or 320%, from $113,000 for the six months ended June 30, 1999 to $474,000 for the six months ended June 30, 2000, primarily due to the release of new products and increased demand in security products. CYBERWALLPLUS Workstation Enterprise Edition was released during the second quarter and included an enterprise license to BMC Software, Inc. totaling $120,000. In addition, management believes that customers are becoming more aware of the potential impact of security breaches, and that companies are allocating increasing resources to safeguard their assets. Service revenues increased by $7,000 or 11%, from $63,000 for the six months ended June 30, 1999 to $70,000 for the six months ended June 30, 2000. The Company's revenues from customers in the United States represented 93% of its revenues during the six months ended June 30, 1999 and 2000, respectively.

         Cost of revenues consists of cost of licenses, amortization of software development costs and cost of services. Cost of licenses consist of software media (disks), documentation, product packaging, production costs and product royalties. Cost of licenses decreased by $1,000 or 3%, from $30,000 for the six months ended June 30, 1999 to $29,000 for the six months ended June 30, 2000, representing 27% and 6% of license revenues, respectively. Cost of licenses as a percentage of license revenues may fluctuate from period to period due to changes in product mix, changes in the number or size of transactions recorded in a given period or an increase or decrease in licenses of products which would require the Company to pay royalties to third parties.

         Amortization of software development costs decreased by $146,000 or 54%, from $270,000 for six months ended June 30, 1999 to $124,000 for the six months ended June 30, 2000, representing 239% and 26% of license revenues, respectively. The decrease in amortization of software development costs was due to the write-off in 1999 of unamortized capitalized software costs associated with the Company's predecessor product line, FIREWALL/PLUS, and other technology discontinued or replaced.

         Cost of services consists of salaries, benefits and overhead associated with technical support and maintenance contracts. Cost of services decreased by $49,000 or 43%, from $115,000 for the six months ended June 30, 1999 to $66,000 for the six months ended June 30, 2000, representing 183% and 94% of service revenues, respectively. The decrease in cost of services in dollar amount and as a percentage of service revenues resulted primarily from a reduction in personnel costs as a result of the consolidation of the Company's former Texas facility. Cost of services as a percentage of service revenues may fluctuate from period to period due to changes in support headcount and related benefit costs.

         Gross profit was $325,000 for the six months ended June 30, 2000 compared to a gross loss of ($239,000) for the six months ended June 30, 1999, representing 60% and (136%) of revenues, respectively. The increase in gross profit was primarily due to the increase in license revenue and the decrease in amortization of capitalized software costs.

         Product development consists of salaries, benefits, bonuses, travel and related costs of the Company's product development personnel, including consulting fees, the costs of computer equipment used in product and technology development. Product development expense decreased $155,000 or 20%, from $773,000 for the six months ended June 30, 1999 to $618,000 for the six months ended June 30, 2000, representing 439% and 114% of revenues, respectively. Total product development costs, including capitalized costs of $200,000 in both periods, were $973,000 and $818,000 for the six months ended June 30, 1999 and June 30, 2000, respectively. The decrease in total product development costs was due primarily to the reduction in personnel costs as a result of the consolidation of the Company's former Texas facility, the discontinuation in the use of outside development consultants and the expiration of computer equipment operating leases. The Company currently anticipates that product development costs will increase as the Company hires additional software engineers and developers to support the Company's growth.

         Sales and marketing expenses consist primarily of salaries, including commissions, benefits, bonuses, travel, advertising, public relations, consultants and trade shows. Selling and marketing expenses decreased by $482,000 or 29%, from $1,659,000 for the six months ended June 30, 1999 to $1,177,000 for the six months ended June 30, 2000, representing 943% and 216% of revenues, respectively. The decrease in selling and marketing expenses was due primarily to a decrease of $180,000 in personnel costs and travel expenditures related to the outside sales team in 1999 which was replaced primarily with an inside sales team late in 1999, a decrease of $34,000 in the use of outside consultants, a decrease of $137,000 in the international sales program which was replaced by the inside sales team, a decrease of $32,000 in recruitment fees, a decrease in public relations costs of $105,000, and a decrease of $48,000 in costs associated with redesigning the Company's web-site which was partially offset by increases in marketing personnel costs of $128,000 related to the replaced outside services, an increase in trade show participation of $14,000 and an increase of $62,000 in the implementation of a business development sales team. The Company currently anticipates that selling and marketing expenses will increase as the Company hires additional personnel to support its growth.

         General and administrative expenses include employee costs, including salary, benefits, travel and other related expenses associated with management, finance and accounting operations, and legal and other professional services provided to the Company. General and administrative expenses decreased by $32,000 or 3%, from $1,005,000 for the six months ended June 30, 1999 to $973,000 for the six months ended June 30, 2000, representing 571% and 179% of revenues, respectively. Increases in general and administrative wages and benefits of $63,000, investor relations expenses of $96,000, professional fees of $66,000 and recruiting expenses of $27,000 was offset by decreases in telecommunication costs of $36,000, rent of $18,000, non-cash charges of $91,000 relating to the amortization of the value of stock options granted to the Company's Chief Executive Officer in May 1998 and $46,000 relating to external consultants, and general office expenses including travel expenses of $112,000. The Company currently anticipates that general and administrative expenses will increase as the Company hires additional personnel to support its growth in future periods.

         Net interest expense was $1,402,000 for the six months ended June 30, 2000 compared with net interest income of $94,000 for the six months ended June 30, 1999, representing (258%) and 53% of revenues, respectively. The Company completed a Series D Preferred Stock, warrant and promissory note financing on December 22, 1999 which resulted in an interest charge of $51,000 for the six months ended June 30, 2000. At the Company's April 28, 2000 annual meeting, the stockholders of the Company approved the conversion feature of the promissory notes into preferred stock and warrants. Accordingly, in the second quarter of

2000, the Company incurred an interest charge of $1,500,000 related to the excess of the market value of the common stock (on the closing date of the December financing) issuable upon conversion of the preferred stock and exercise of the warrants issuable upon conversion of the notes.

         Income from discontinued operations was $2,087,000 for the six months ended June 30, 2000 compared with a loss of $125,000 for the six months ended June 30, 1999. Income from discontinued operations for the six months ended June 30, 2000 was due primarily to proceeds from the sale of the professional services group in February 2000 of $2,700,000 less the value of net assets of the business and a non-cash charge of $525,000 relating to the issuance of non-qualified options which were granted on November 8, 1999 at fair market value but were contingent upon the closing of the transaction which resulted in the charge for the six months ended June 30, 2000. The balance of the options vest one year after the closing provided that the employees are still employed by the purchaser. An additional charge of $863,000 will be incurred at such date assuming all the options vest. The $1.3 million of the purchase price held in escrow includes (i) $300,000 conditioned upon purchaser having secured a minimum of $300,000 of purchase orders or commitments for consulting services from certain customers within ninety (90) days of the closing (Minimum Orders), and
(ii) $1,000,000 conditioned upon the Company's former employees remaining employed by purchaser for at least one (1) year from the closing of the sale. In the three months ended June 30, 2000, the Company recognized $59,000 of such escrow amount as gain on sale of discontinued operations based on purchase orders or commitments for consulting services from certain customers reported to the Company by the purchaser. The Company currently is in negotiation with the purchaser with respect to the balance of the $300,000 held in escrow with respect to the Minimum Orders. In connection with such sale, the Company has agreed not to offer any professional or consulting services competitive with those services offered by purchaser for a period of two years from the closing date. The Company has agreed to pay an aggregate 14% of the $1.0 million of the escrow proceeds to the former employees provided that they remain with purchaser for at least one year.

         No provision for or benefit from federal, state or foreign income taxes was recorded for six months ended June 30, 1999 or June 30, 2000 because the Company incurred net operating losses and fully reserved its deferred tax assets as their future realization could not be determined.

         As a result of the foregoing, the Company had a net loss for the six months ended June 30, 2000 of $1,758,000 compared with a net loss of $3,707,000 for the six months ended June 30, 1999.

Liquidity and Capital Resources

         The Company's capital requirements have been and will continue to be significant, and its cash requirements have been exceeding its cash flow from operations. At June 30, 2000, the Company had $6,339,000 of cash and cash equivalents and a working capital of $5,966,000. The Company has financed its operations primarily through private sales of equity and debt securities, the consummation of its IPO on November 17, 1998, the sale of its professional services division on February 10, 2000 and cash received from the exercises of employee and non-employee stock options. Net cash used in operating activities from continuing operations was $2,839,000 during the six months ended June 30, 1999 and net cash used in operating activities from continuing operations was $2,366,000 during the six months ended June 30, 2000. Net cash used in operating activities from continuing operations for the six months ended June 30, 1999 was primarily attributable to a net loss from continuing operations of $3,582,000 and by an increase in prepaid expenses and other current assets of $113,000 which was partially offset by an increase in accounts payable, accrued expenses and other current liabilities of $312,000, depreciation and amortization of $367,000, and the issuance of Common Stock and warrants for services rendered of $240,000. Net cash used in operating activities from continuing operations for six months ended June 30, 2000 of $2,366,000 was primarily attributable to a net loss from continuing operations of $3,845,000 less the non-cash interest charge of $1,500,000, an increase in accounts receivable of $279,000, and a decrease in accounts payable, accrued expenses and other current liabilities of $120,000, which was partially offset by the issuance of common stock and warrants for services rendered of $73,000, depreciation and amortization expense of $186,000, an increase in accrued interest payable of $51,000 and an increase in deferred revenue of $62,000.

         The Company's operating activities during the six months ended June 30, 1999 were financed primarily with the net proceeds from the IPO consummated on November 17, 1998 which resulted in $7,931,000 of net proceeds. The Company's operating activities during the six months ended June 30, 2000 were financed primarily with the net proceeds from the $3.0 million private financing of preferred stock, warrants and notes consummated on December 22, 1999. In addition, in February 2000, the Company sold its professional services business and received proceeds of $2.7 million. The Company also received $2,214,000 from the exercise of stock options in the first six months of 2000 and $886,000 from the exercise of preferred stock warrants and service warrants in the first six months of 2000. The Company does not currently have a line of credit from a commercial bank or other institution.

         The Company anticipates, based on currently proposed plans and assumptions relating to the implementation of its business plan (including the timetable of, costs and expenses associated with, and success of, its marketing efforts), that the net proceeds from the December 1999 financing, the sale of its professional services business and the exercises of stock options and warrants through June 30, 2000, together with projected revenues from operations, will be sufficient to satisfy the Company's operations and capital requirements through January 2001. There can be no assurance, however, that such funds will not be expended prior thereto due to unanticipated changes in economic conditions or other unforeseen circumstances. In the event the Company's plans change or its assumptions change or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise) or projected revenues otherwise prove to be insufficient to fund the implementation of the Company's business plan or working capital requirements, the Company could be required to seek additional financing sooner than currently anticipated. The Company has no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms or at all. Any inability to obtain additional financing when needed would have a material adverse effect on the Company, requiring it to curtail and possibly cease its operations. In addition, any additional equity financing may involve substantial dilution to the interests of the Company's then existing stockholders.

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

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  On April 28, 2000, the Company's annual meeting of stockholders was held. At the annual meeting, the following actions was taken by the stockholders :

                  1. The following individuals listed below were elected directors of the Company to serve until the next annual meeting of stockholders and the election and qualification of their successors. The number of votes cast for or withheld were as follows:

                  Nominee                    For             Withheld
                  -------                    ---             --------
                  Avi A. Fogel           5,316,566              4,100
                  William Hancock        5,316,566              4,100
                  Corey M. Horowitz      5,316,566              4,100
                  Emanuel Pearlman       5,316,566              4,100
                  Marcus J. Ranum        5,316,566              4,100

                  2. The conversion feature of certain outstanding promissory notes in the principal amount of $1,500,000 (the"Notes") issued as part of the December 1999 private financing was approved by the stockholders. The Notes are convertible into 491,803 shares of Preferred D Stock and warrants of 491,803 shares of stock. The number of votes cast for, against or withheld were as follows:


                  For:  3,315,985     Against:  21,770     Withheld:  4,700

                  3. Richard A. Eisner & Company, LLP was ratified as independent auditors of the Company for the year commencing January 1, 2000. The number of votes cast for or withheld were as follows:

                  For:  5,317,216     Against:   1,000     Withheld:  2,550

Item 5.  OTHER INFORMATION.

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a). Exhibits

               The exhibits in the following table have been filed as part of this Quarterly Report on Form 10-QSB:

         Exhibit Number                    Description of Exhibit
         ---------------------                  -------------------------------

              27                            Financial data schedule for
                                            six month period ended
                                            June 30, 2000

         b).  Reports of Form 8-K.

               No reports on Form 8-K were filed during the three (3) months ended June 30, 2000:

SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                  NETWORK-1 SECURITY SOLUTIONS, INC.


                  By:  /s/ Avi A. Fogel
                       -------------------

                  Avi A. Fogel, President and Chief Executive Officer (Principal Executive Officer)


                  By:  /s/ Murray P. Fish
                       -------------------

                  Murray P. Fish
                  Chief Financial Officer
                  (Principal Financial and Accounting Officer)


Date: August 10, 2000

EXHIBIT INDEX

         Exhibit Number                    Description of Exhibit
         ---------------------             -------------------------------
              27                           Financial data schedule for
                                           six month period ended
                                           June 30, 2000