Form 10QSB
period 2000-09-30
NETWORK 1 SECURITY SOLUTIONS INC
filed 2000-11-14
CIK 1065078

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                  781-522-3400
                                  ------------
                           (ISSUER'S TELEPHONE NUMBER)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No
                                                              ---      ---

As of November 1, 2000 there were 6,361,462 shares of Common Stock, $.01 par value per share, and 156,204 shares of Series D Convertible Preferred Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                ---     ---

================================================================================

                       NETWORK-1 SECURITY SOLUTIONS, INC.

                                      INDEX


                                                                        Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
         Balance Sheets as of September 30, 2000 (unaudited) and
         December 31, 1999.....................................................3

         Statements of Operations for the three and nine months
         ended September 30, 2000 and 1999 (unaudited).........................4

         Statement of Stockholders' Equity for the nine months ended
         September 30, 2000 (unaudited) and for the year ended
         December 31, 1999.....................................................5

         Statements of Cash Flows for the nine months ended September
         30, 2000 and 1999 (unaudited).........................................6

         Notes to Financial Statements.........................................7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............8

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings....................................................13

Item 2.  Changes in Securities and Use of Proceeds............................13

Item 3.  Defaults Upon Senior Securities......................................13

Item 4.  Submission of Matters to a Vote of Security Holders..................13

Item 5.  Other Information....................................................13

Item 6.  Exhibits and Reports on Form 8-K.....................................13

SIGNATURES....................................................................14

                                           NETWORK-1 SECURITY SOLUTIONS, INC.
                                                     BALANCE SHEETS


                                                                               SEPTEMBER 30, 2000      DECEMBER 31, 1999
                                                                                   (UNAUDITED)             (AUDITED)
                                                                                   ------------           ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                       $  5,896,000           $  3,023,000
   Accounts receivable - net of allowance for doubtful accounts
      of $59,000 and $40,000 respectively                                               354,000                 65,000
   Prepaid expenses and other current assets                                            151,000                155,000
   Due from officer                                                                           0                 88,000
                                                                                   ------------           ------------
      Total current assets                                                            6,401,000              3,331,000

Equipment and fixtures                                                                  435,000                425,000
Capitalized software costs - net                                                        615,000                500,000
Security deposits                                                                        82,000                 82,000
Net assets of discontinued operations                                                    46,000                258,000
                                                                                   ------------           ------------
                                                                                   $  7,579,000           $  4,596,000
                                                                                   ============           ============
LIABILITIES
Current liabilities:
   Accounts payable                                                                $    253,000           $    320,000
   Accrued expenses and other current liabilities                                       663,000                546,000
   Deferred revenue                                                                     214,000                 58,000
                                                                                   ------------           ------------
      Total current liabilities                                                       1,130,000                924,000

Notes payable - related parties                                                         451,000                525,000
Notes payable - others                                                                  343,000                975,000
Interest payable - related parties                                                       28,000                  1,000
Interest payable - others                                                                21,000                  2,000
                                                                                   ------------           ------------
                                                                                      1,973,000              2,427,000
                                                                                   ------------           ------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock - $.01 par value; authorized 5,000,000 shares;
Series A -10% cumulative, none issued and outstanding
Series B - none issued and outstanding
Series C - none issued and outstanding
Series D -156,204 and 491,803 shares issued and outstanding, respectively                 2,000                  5,000
Common stock - $.01 par value; authorized 25,000,000 shares;
    6,361,462 and 4,935,211 shares issued and outstanding, respectively                  64,000                 50,000
Additional paid-in capital                                                           30,149,000             23,941,000
Accumulated deficit                                                                 (24,565,000)           (21,693,000)
Unearned portion of compensatory stock options                                          (44,000)              (134,000)
                                                                                   ------------           ------------
                                                                                      5,606,000              2,169,000
                                                                                   ------------           ------------
                                                                                   $  7,579,000           $  4,596,000
                                                                                   ============           ============

SEE NOTES TO FINANCIAL STATEMENTS

                                                          -3-

                                         NETWORK-1 SECURITY SOLUTIONS, INC.
                                              STATEMENTS OF OPERATIONS
                                                      UNAUDITED


                                                   Three Months Ended September 30,  Nine Months Ended September 30,
                                                   --------------------------------  -------------------------------
                                                        2000             1999             2000              1999
                                                     -----------      -----------      -----------      -----------
Revenues:
   Licenses                                          $   301,000      $    73,000      $   775,000      $   186,000
   Services                                               45,000           40,000          115,000          103,000
                                                     -----------      -----------      -----------      -----------
          Total revenues                                 346,000          113,000          890,000          289,000

Cost of revenues:
   Amortization of software development costs             62,000          135,000          186,000          405,000
   Cost of licenses                                       23,000            5,000           52,000           35,000
   Cost of services                                       41,000           32,000          107,000          147,000
                                                     -----------      -----------      -----------      -----------
                                                         126,000          172,000          345,000          587,000
                                                     -----------      -----------      -----------      -----------
Gross profit (loss)                                      220,000          (59,000)         545,000         (298,000)
                                                     -----------      -----------      -----------      -----------
Operating expenses:
   Product development                                   333,000          326,000          951,000        1,099,000
   Selling and marketing                                 757,000          562,000        1,934,000        2,221,000
   General and administrative                            389,000          394,000        1,362,000        1,399,000
                                                     -----------      -----------      -----------      -----------
                                                       1,479,000        1,282,000        4,247,000        4,719,000
                                                     -----------      -----------      -----------      -----------
Loss from continuing operations before interest       (1,259,000)      (1,341,000)      (3,702,000)      (5,017,000)

Interest income (expense) - net                           78,000           40,000       (1,324,000)         134,000
                                                     -----------      -----------      -----------      -----------
Loss from continuing operations                      $(1,181,000)     $(1,301,000)     $(5,026,000)     $(4,883,000)
Income (loss) from discontinued operations                67,000          (92,000)       2,154,000         (217,000)
                                                     -----------      -----------      -----------      -----------
Net loss                                             $(1,114,000)     $(1,393,000)     $(2,872,000)     $(5,100,000)
                                                     ===========      ===========      ===========      ===========
Per common share information - basic and diluted
    Loss from continuing operations                  $     (0.19)     $     (0.30)     $     (0.85)     $     (1.12)
    Income (loss) from discontinued operations              0.01            (0.02)            0.36            (0.05)
                                                     -----------      -----------      -----------      -----------
    Net loss                                         $     (0.18)     $     (0.32)     $     (0.49)     $     (1.17)
                                                     ===========      ===========      ===========      ===========
Weighted average number of common
     shares outstanding                                6,285,824        4,372,375        5,911,484        4,372,097
                                                     ===========      ===========      ===========      ===========

SEE NOTES TO FINANCIAL STATEMENTS

                                      - 4 -

                                          NETWORK-1 SECURITY SOLUTIONS, INC.
                                         STATEMENTS OF STOCKHOLDERS' EQUITY

                                                            Common Stock                     Preferred Stock
                                                    -----------------------------     ------------------------------
                                                       Shares           Amount           Shares            Amount
                                                    ------------     ------------     ------------      ------------
Balance - December 31, 1998                            4,366,520     $     44,000          562,836      $      6,000

Amortization of compensatory stock options                  --               --               --                --
Issuance of common stock and options for
services rendered and payment of liability                 5,855             --               --                --
Conversion of Series C preferred stock                   562,836            6,000         (562,836)           (6,000)
Issuance of Series D preferred stock and
   warrants, net of expense of $34,000                      --               --            491,803             5,000
Beneficial conversion feature of Series D
   preferred stock and related imputed dividend             --               --               --                --

Net Loss                                                    --               --               --                --
                                                    ------------     ------------     ------------      ------------
Balance - December 31, 1999                            4,935,211           50,000          491,803             5,000

Amortization of compensatory stock options                  --               --               --                --
Conversion of Series D preferred stock                   335,599            3,000         (335,599)           (3,000)
Exercise of employee & non-employee
   stock options                                         468,370            5,000             --                --
Exercise of Warrants                                     384,091            4,000             --                --
Conversion of Notes and Accrued Interest                 238,191            2,000             --                --
Compensation charge for issuance of non-
   qualified stock options                                  --               --               --                --
Beneficial conversion feature of Series D
   preferred stock underlying notes payable
   and related debt discount                                --               --               --                --

Net loss                                                    --               --               --                --
                                                    ------------     ------------     ------------      ------------
Balance - September 30, 2000                           6,361,462     $     64,000          156,204      $      2,000
                                                    ============     ============     ============      ============


                                          NETWORK-1 SECURITY SOLUTIONS, INC.
                                    STATEMENTS OF STOCKHOLDERS' EQUITY(continued)


                                                      Paid-in        Accumulated       Compensatory
                                                      Capital          Deficit        Stock Options          Total
                                                    ------------     ------------      ------------      ------------
Balance - December 31, 1998                         $ 20,819,000     $(13,247,000)     $   (383,000)     $  7,239,000

Amortization of compensatory stock options                  --               --             249,000           249,000
Issuance of common stock and options for
services rendered and payment of liability               161,000             --                --             161,000
Conversion of Series C preferred stock                      --               --                --                   0
Issuance of Series D preferred stock and
   warrants, net of expense of $34,000                 1,461,000             --                --           1,466,000
Beneficial conversion feature of Series D
   preferred stock and related imputed dividend        1,500,000       (1,500,000)             --                   0

Net Loss                                                    --         (6,946,000)             --          (6,946,000)
                                                    ------------     ------------      ------------      ------------
Balance - December 31, 1999                           23,941,000      (21,693,000)         (134,000)        2,169,000

Amortization of compensatory stock options                  --               --              90,000            90,000
Conversion of Series D preferred stock                      --               --                --                --
Exercise of employee & non-employee
   stock options                                       2,252,000             --                --           2,257,000
Exercise of Warrants                                   1,207,000             --                --           1,211,000
Conversion of Notes and Accrued Interest                 724,000             --                --             726,000
Compensation charge for issuance of non-
   qualified stock options                               525,000             --                --             525,000
Beneficial conversion feature of Series D
   preferred stock underlying notes payable
   and related debt discount                           1,500,000             --                --           1,500,000

Net loss                                                    --         (2,872,000)             --          (2,872,000)
                                                    ------------     ------------      ------------      ------------
Balance - September 30, 2000                        $ 30,149,000     $(24,565,000)     $    (44,000)     $  5,606,000
                                                    ============     ============      ============      ============

SEE NOTES TO FINANCIAL STATEMENTS

                                                        - 5 -

                                        NETWORK-1 SECURITY SOLUTIONS, INC.
                                STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED

                                                                                         September 30,
                                                                               ---------------------------------
                                                                                  2000                  1999
                                                                               (Unaudited)           (Unaudited)
                                                                               -----------           -----------
Cash flows from operating activities:
Loss from continuing operations                                                $(5,026,000)          $(4,883,000)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
   Interest charge from Preferred D sale                                         1,500,000
   Interest accrued and converted to Series D Preferred Stock                       18,000
   Issuance of common stock and warrants for
      services rendered                                                             90,000               285,000
   Provision for doubtful accounts                                                  19,000               (70,000)
   Depreciation and amortization                                                   282,000               569,000
Changes in:
   Accounts receivable                                                            (308,000)               69,000
   Prepaid expenses and other current assets                                         4,000              (147,000)
   Accounts payable, accrued expenses and
      other current liabilities                                                     50,000                38,000
   Interest Payable                                                                 46,000
   Deferred revenue                                                                156,000               (27,000)
                                                                               -----------           -----------
Net cash used in continuing operations                                          (3,169,000)           (4,166,000)
Cash provided by (used in) discontinued operations                                 193,000              (211,000)
                                                                               -----------           -----------
    Net cash used in operating activities                                       (2,976,000)           (4,377,000)

Cash flows from investing activities:
   Acquisitions of equipment and fixtures                                         (107,000)             (382,000)
   Capitalized software costs                                                     (300,000)             (300,000)
   Security deposit                                                                      0               (45,000)
   Loan to officer                                                                  88,000
   Proceeds from sale of professional services group                             2,700,000
                                                                               -----------           -----------
      Net cash provided by (used in) investing activities                        2,381,000              (727,000)
                                                                               -----------           -----------
Cash flows from financing activities:
   Proceeds from exercise of options and warrants                                3,468,000

                                                                               -----------           -----------
Net cash provided by financing activities                                        3,468,000                     0
                                                                               -----------           -----------
Net increase (decrease) in cash and cash equivalents                             2,873,000            (5,104,000)
Cash and cash equivalents - beginning of period                                  3,023,000             6,423,000
                                                                               -----------           -----------
Cash and cash equivalents - end of period                                      $ 5,896,000           $ 1,319,000
                                                                               ===========           ===========
Supplemental disclosures of noncash investing and financing activity:
   Conversion of notes payable and accrued interest into
      238,191 shares of common stock                                           $   726,000           $      --
                                                                               ===========           ===========
Compensation charge for non qualified stock options related
   to employees of discontinued operations                                     $   525,000           $      --
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

     b. The results of operations for the nine months ended September 30, 2000 presented herein are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2000.

     c. Basic loss per share is calculated by dividing net loss by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. As all potential common shares are anti-dilutive to the loss from continuing operations, they are not included in the calculation of diluted loss per share.

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

Overview

         The Company develops, markets, licenses and supports a family of network security software products designed to provide comprehensive security to computer networks, including Internet based systems and internal networks and computing resources. From inception (July 1990) through December 31, 1994, the Company was primarily engaged in providing consulting and training services. In 1995, the Company began to shift its focus from consulting and training to the development and marketing of network security software products. The Company introduced its first network software product (FIREWALL/PLUS) in June 1995. In January 1999, the Company introduced its CYBERWALLPLUS family of network security products and has made only limited sales of these products to date. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the operation and expansion of a new business and the shift from research and product development to commercialization of products based on rapidly changing technologies in a highly specialized and emerging market. The Company will be required to significantly expand its product and development capabilities, introduce new products, introduce enhanced features to existing products, expand its in-house sales force, establish and maintain distribution channels through third-party vendors, increase marketing expenditures, and attract additional qualified personnel. In addition, the Company must adapt to the demands of an emerging and rapidly changing computer network security market, intense competition and rapidly changing technology and industry standards. The Company may not be able to successfully address such risks, and the failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition.

         To date, the Company has incurred significant losses and, at September 30, 2000, had an accumulated deficit of $24,565,000. In addition, since September 30, 2000, the Company has continued to incur significant operating losses. The Company expects to expend significant funds in the future to support its product development activities, as well as continue to expand its domestic and international sales activities and marketing capabilities.

         The Company's software products have not yet achieved significant market acceptance. The future success of the Company is largely dependent upon the size of market acceptance of its CYBERWALLPLUS family of software products. While the Company believes that its family of software products offer advantages over competing products for network security, license revenue from all network security software products since the introduction of FIREWALL/PLUS (June 1995), a predecessor product line, through September 30, 2000 has only been $3,697,000, including a non-refundable pre-paid royalty of $500,000 in 1997. From January 1999 through September 30, 2000, license revenue from CYBERWALLPLUS has only been $966,000. CYBERWALLPLUS may not achieve significant market acceptance. Revenue from such commercial products depends on a number of factors, including the influence of market competition, technological changes in the network security market, the Company's ability to design, develop and introduce enhancements on a timely basis, and the ability of the Company to successfully establish and maintain distribution channels. The failure of CYBERWALLPLUS to achieve significant market acceptance as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business, operating results and financial condition.

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

The Company's professional services business accounted for 77% and 62% of its total revenues during the fiscal years ended December 31, 1999 and December 31, 1998, respectively. Accordingly, as a result of the sale of its professional services business, the Company's cash flow from operations is likely to be materially adversely effected until the Company generates sufficient revenue from the licensing of its software products. In connection with the sale, the Company agreed not to offer any professional consulting services competitive with the purchaser until the second anniversary of the closing. Effective upon the sale, the Company granted options to acquire 104,063 shares of Common Stock at $2.91 per share to certain employees of the professional services business. In connection therewith, the Company incurred a compensation charge of $525,000 based upon the intrinsic value of the portion of the options vesting at such date. The balance of the options vest one year after the closing provided that the employees are still employed by purchaser. An additional charge of $863,000 will be incurred at such date assuming all the options vest.

         The Company completed a Series D Preferred Stock, warrant and promissory note financing on December 22, 1999. At the Company's April 28, 2000 annual meeting, the stockholders of the Company approved the conversion feature of the promissory notes into preferred stock and warrants. Accordingly, for the nine months ended September 30, 2000, the Company incurred an interest charge of $1,500,000 related to the excess of the market value of the common stock (on the closing date of the December 1999 financing) issuable upon conversion of the preferred stock and exercise of the warrants issuable upon conversion of the notes.

         During the third quarter, the Company entered into a contract with a master reseller in China that provides for a minimum sales commitment to the Company of $300,000 by September 2001. Revenue will be recognized for the $300,000 minimum sales commitments to the Company as the master reseller licenses software to end users but no later than the end of the one year contract term (September 2001).

         The Company has committed significant product and development resources to its CYBERWALLPLUS family of products. The Company's anticipated levels of expenditures for product development are based on its plans for product enhancements and new product development. The Company capitalizes and amortizes software development costs in accordance with Statement of Financial Accounting Standards No. 86. These costs consist of salaries, consulting fees and applicable overhead. The Company will use a portion of the proceeds from its December 1999 private offering, the sale of its professional services business and proceeds from option and warrant exercises during 2000 to significantly increase its product development expenditures.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         Revenues increased by $601,000 or 208%, from $289,000 for the nine months ended September 30, 1999 to $890,000 for the nine months ended September 30, 2000, primarily as a result of an increase in license revenues during the nine months ended September 30, 2000. License revenues increased by $589,000 or 317%, from $186,000 for the nine months ended September 30, 1999 to $775,000 for the nine months ended September 30, 2000, primarily due to the release of new products and increased demand in security products. CYBERWALLPLUS Workstation Enterprise Edition was released during the second quarter. Revenue for the nine months ended September 30, 2000 included an enterprise license issued to BMC Software, Inc. totaling $120,000 and an $80,000 license issued to a large government supplier in the third quarter. In addition, management believes that customers are becoming more aware of the potential impact of security breaches, and that companies are allocating increasing resources to safeguard their assets. Service revenues increased by $12,000 or 12%, from $103,000 for the nine months ended September 30, 1999 to $115,000 for the nine months ended September 30, 2000. The Company's revenues from customers in the United States represented 87% of its revenues during the nine months ended September 30, 1999 and 90% of its revenues during the nine months ended September 30, 2000, respectively.

         Amortization of software development costs decreased by $219,000 or 54%, from $405,000 for nine months ended September 30, 1999 to $186,000 for the nine months ended September 30, 2000, representing 218% and 24% of license revenues, respectively. The decrease in amortization of software development costs was due to the write-off in 1999 of unamortized capitalized software costs associated with the Company's predecessor product line, FireWall/Plus, and other technology discontinued or replaced.

         Cost of revenues consists of cost of licenses, amortization of software development costs and cost of services. Cost of licenses consist of software media (disks), documentation, product packaging, production costs and product royalties. Cost of licenses increased by $17,000 or 49%, from $35,000 for the nine months ended September 30, 1999 to $52,000 for the nine months ended September 30, 2000, representing 19% and 7% of license revenues, respectively. Cost of licenses as a percentage of license revenues may fluctuate from period to period due to changes in product mix, changes in the number or size of transactions recorded in a given period or an increase or decrease in licenses of products which would require the Company to pay royalties to third parties.

         Cost of services consists of salaries, benefits and overhead associated with the technical support of maintenance contracts. Cost of services decreased by $40,000 or 27%, from $147,000 for the nine months ended September 30, 1999 to $107,000 for the nine months ended September 30, 2000, representing 143% and 93% of service revenues, respectively. The decrease in cost of services in dollar amount and as a percentage of service revenues resulted primarily from a reduction in personnel costs as a result of the closing of the Company's former Texas facility in 1999. Cost of services as a percentage of service revenues may fluctuate from period to period due to changes in support headcount and related benefit costs.

         Gross profit was $545,000 for the nine months ended September 30, 2000 compared to a gross loss of ($298,000) for the nine months ended September 30, 1999, representing 61% and (103%) of revenues, respectively. The increase in gross profit was primarily due to the increase in license revenue and the decrease in amortization of capitalized software costs.

         Product development consists of salaries, benefits, bonuses, travel and related costs of the Company's product development personnel, including consulting fees, the costs of computer equipment used in product and technology development. Product development expense decreased $148,000 or 13%, from $1,099,000 for nine months ended September 30, 1999 to $951,000 for the nine months ended September 30, 2000, representing 380% and 107% of revenues, respectively. Total product development costs, including capitalized costs of $300,000 in both periods, were $1,399,000 and $1,251,000 for the nine months ended September 30, 1999 and September 30, 2000, respectively. The decrease in total product development costs was due primarily to the reduction in the expiration of computer equipment operating leases of $102,000, reduced recruiting fees $20,000 and lower depreciation expense of $12,000. The Company currently anticipates that product development costs will increase as the Company hires additional software engineers and developers to support the Company's growth.

         Sales and marketing expenses consist primarily of salaries, including commissions, benefits, bonuses, travel, advertising, public relations, consultants and trade shows. Selling and marketing expenses decreased by $287,000 or 13%, from $2,221,000 for the nine months ended September 30, 1999 to $1,934,000 for the nine months ended September 30, 2000, representing 769% and 217% of revenues, respectively. The decrease in selling and marketing expenses was due primarily to a decrease of $139,000 in personnel costs and travel expenditures related to the outside sales team in 1999 which was replaced primarily with an in-house sales team late in 1999, a decrease of $129,000 in the use of outside consultants, a decrease of $145,000 in the international sales program which was replaced by the in-house sales team, a decrease in public relations costs of $142,000 and a decrease of $86,000 in marketing materials and media, which was partially offset by increases in marketing personnel costs of $180,000 related to the replaced outside consultants, sales & international sales teams, an increase of $131,000 in the implementation of a business development sales team, an increase in advertising expenses of $64,000 and in increase in trade show participation of $18,000. The Company currently anticipates that selling and marketing expenses will increase as the Company hires additional personnel to support its growth.

         General and administrative expenses include employee costs, including salary, benefits, travel and other related expenses associated with management, finance and accounting operations, and legal and other professional services provided to the Company. General and administrative expenses decreased by $37,000 or 3%, from $1,399,000 for the nine months ended September 30, 1999 to $1,362,000 for the nine months ended September 30, 2000, representing 484% and 153% of revenues, respectively. Increases in general and administrative wages and benefits of $81,000, an increase of $90,000 in investor relations expenses, and professional fees of $113,000 was offset by decreases in telecommunication costs of $29,000, rent of $22,000, non-cash charges of $116,000 relating to the amortization of the value of stock options granted to the Company's Chief Executive Officer in May 1998 and $48,000 relating to external consultants, and travel expenses of $44,000.

The Company currently anticipates that general and administrative expenses will increase as the Company hires additional personnel to support its growth in future periods.

         Net interest expense was $1,324,000 for the nine months ended September 30, 2000 compared with net interest income of $134,000 for the nine months ended September 30, 1999, representing (149%) and 46% of revenues, respectively. The Company completed a Series D Preferred Stock, warrant and promissory note financing on December 22, 1999 in connection therewith the Company recorded interest expense of $67,000 related to the prommissory notes for the nine months ended September 30, 2000. In addition, at the Company's April 28, 2000 annual meeting, the stockholders of the Company approved the conversion feature of the promissory notes into preferred stock and warrants. Accordingly, in the second quarter of 2000, the Company recorded an interest charge of $1,500,000 related to the excess of the market value of the common stock (on the closing date of the December financing) issuable upon conversion of the preferred stock and exercise of the warrants issuable upon conversion of the notes.

         Income from discontinued operations was $2,154,000 for the nine months ended September 30, 2000 compared with a loss of $217,000 for the nine months ended September 30, 1999. Income from discontinued operations for the nine months ended September 30, 2000 was due primarily to proceeds from the sale of the professional services group in February 2000 of $2,700,000 less the value of net assets of the business and a non-cash charge of $525,000 relating to the issuance of non-qualified options which were granted on November 8, 1999 at fair market value but were contingent upon the closing of the transaction which resulted in the charge for the nine months ended September 30, 2000. The balance of the options vest one year after the closing provided that the employees are still employed by the purchaser. An additional charge of $863,000 will be incurred at such date assuming all the options vest. The $1.3 million of the purchase price held in escrow includes (i) $300,000 conditioned upon the purchaser having secured a minimum of $300,000 of purchase orders or commitments for consulting services from certain customers within ninety (90) days of the closing (Minimum Orders), and (ii) $1,000,000 conditioned upon the Company's former employees remaining employed by purchaser for at least one (1) year from the closing of the sale. During the three months ended June 30, 2000, the Company recognized $59,000 of such escrow amount as gain on sale of discontinued operations based on purchase orders or commitments for consulting services from certain customers reported to the Company by the purchaser. The Company currently is in negotiation with the purchaser with respect to the balance of the $300,000 held in escrow with respect to the Minimum Orders. In connection with such sale, the Company has agreed not to offer any professional or consulting services competitive with those services offered by purchaser for a period of two years from the closing date. The Company has agreed to pay an aggregate 14% of the $1.0 million of the escrow proceeds to the former employees provided that they remain with purchaser for at least one year. During the three months ended September 30, 2000, the Company collected $67,000 in payment of consulting services provided to the purchaser prior to the acquisition, which had been fully reserved.

         No provision for or benefit from federal, state or foreign income taxes was recorded for nine months ended September 30, 1999 or September 30, 2000 because the Company incurred net operating losses and fully reserved its deferred tax assets as their future realization could not be determined.

         As a result of the foregoing, the Company had a net loss for the nine months ended September 30, 2000 of $2,872,000 compared with a net loss of $5,100,000 for the nine months ended September 30, 1999.

Liquidity and Capital Resources

         The Company's capital requirements have been and will continue to be significant, and its cash requirements have been exceeding its cash flow from operations. At September 30, 2000, the Company had $5,896,000 of cash and cash equivalents and a working capital of $5,271,000. The Company has financed its operations primarily through private sales of equity and debt securities, the consummation of its IPO on November 17, 1998, the sale of its professional services division on February 10, 2000 and cash received from the exercises of employee and non-employee stock options. Net cash used in operating activities from continuing operations was $4,166,000 during the nine months ended September 30, 1999 and net cash used in operating activities from continuing operations was $3,169,000 during the nine months ended September 30, 2000. Net cash used in operating activities from continuing operations for the nine months ended September 30, 1999 was primarily attributable to a net loss from continuing operations of $4,883,000 and by an increase in prepaid expenses and other current assets of $147,000 which was partially offset by an increase in accounts payable, accrued expenses and other current liabilities of $38,000, depreciation and amortization of $569,000, and the issuance of Common Stock and warrants for services rendered of $285,000. Net cash used in operating activities from continuing operations for nine months ended September 30, 2000 was primarily attributable to a net loss from continuing operations of $5,026,000 less the non-cash interest charge of $1,500,000, an increase in accounts receivable of $308,000, and a decrease in accounts payable, accrued expenses and other current liabilities of $50,000, which was partially offset by the issuance of common stock and warrants for services rendered of $90,000, depreciation and amortization expense of $282,000, an increase in accrued interest payable of $46,000 and an increase in deferred revenue of $156,000.

         The Company's operating activities during the nine months ended September 30, 1999 were financed primarily with the net proceeds from the IPO consummated on November 17, 1998, which resulted in $7,931,000 of net proceeds. The Company's operating activities during the nine months ended September 30, 2000 were financed primarily with the net proceeds from the $3.0 million private financing of preferred stock, warrants and notes consummated on December 22, 1999. In addition, in February 2000, the Company sold its professional services business and received proceeds of $2.7 million. The Company also received $2,257,000 from the exercise of stock options in the first nine months of 2000 and $1,211,000 from the exercise of preferred stock warrants and service warrants in the first nine months of 2000. The Company does not currently have a line of credit from a commercial bank or other institution.

         The Company anticipates, based on its currently proposed plans and assumptions relating to the implementation of its business plan (including the timetable of, costs and expenses associated with, and success of, its marketing efforts), that its current cash position ($5,896,000 at September 30, 2000), together with its projected revenues, will be sufficient to satisfy the Company's operations and capital requirements through September 2001. There can be no assurance, however, that such funds will not be expended prior thereto due to unanticipated changes in economic conditions or other unforeseen circumstances. In the event the Company's plans change or its assumptions change or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise) or projected revenues otherwise prove to be insufficient to fund the implementation of the Company's business plan or working capital requirements, the Company could be required to seek additional financing sooner than currently anticipated. The Company has no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms or at all. Any inability to obtain additional financing when needed would have a material adverse effect on the Company, requiring it to curtail and possibly cease its operations. In addition, any additional equity financing may involve substantial dilution to the interests of the Company's then existing stockholders.

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

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a). Exhibits
               The exhibits in the following table have been filed as part of this Quarterly Report on Form 10-QSB:

         Exhibit Number                    Description of Exhibit
         ---------------------             -------------------------------

              27                            Financial data schedule for
                                            nine month period ended
                                            September 30, 2000

         b).  Reports of Form 8-K.

         No reports on Form 8-K were filed during the three (3) months ended September 30, 2000.

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


                  By:  /s/ Avi A. Fogel
                       -------------------

                  Avi A. Fogel, President and Chief Executive Officer (Principal Executive Officer)


                  By:  /s/ Murray P. Fish
                       -------------------

                  Murray P. Fish
                  Chief Financial Officer
                  (Principal Financial and Accounting Officer)
















Date: November 14, 2000

EXHIBIT INDEX



         Exhibit Number                    Description of Exhibit
         ---------------------             -------------------------------
              27                            Financial data schedule for
                                            nine month period ended
                                            September 30, 2000