Form 10KSB
period 2000-12-31
NETWORK 1 SECURITY SOLUTIONS INC
filed 2001-04-17
CIK 1065078

================================================================================
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000.

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

                   Issuer's telephone number : (781) 522-3400

         Securities registered under Section 12(b) of the Exchange Act:

  Title of each class                 Name of each exchange on which registered
  -------------------                 -----------------------------------------
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

The issuer's revenues for its most recent fiscal year:  $1,147,000.

The aggregate market value of the Common Stock of the registrant held by non-affiliates as of March 28, 2001 was approximately $5,329,000 based on the average bid and asked prices for such Common Stock as reported on the Nasdaq SmallCap Market.

The number of shares of Common Stock outstanding as of April 12, 2001 was 6,458,347.

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

ITEM 1.  DESCRIPTION OF BUSINESS.


GENERAL

         Network-1 Security Solutions, Inc. (the "Company") develops, markets, licenses and supports a family of network security software products designed to provide comprehensive security to computer networks, including Internet based systems and internal networks and computing resources. The Company's CYBERWALLPLUS(TM) family of security software products enables an organization to protect its computer networks from internal and external attacks and to secure organizational communications over such internal networks and the Internet. The Company's CYBERWALLPLUS suite of products was first introduced in January 1999 and evolved from its prior FireWall/Plus suite of security software products. The Company also offered its customers a full range of consulting services in network security and network design through its professional services group prior to its sale to Exodus Communications, Inc. (NASDAQ; EXDS) in February 2000.

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

         Within these new open networks, the traditional perimeters and network boundaries have disappeared. The Company does not believe traditional perimeter security devices such as firewalls can effectively secure all of a network's resources which have embraced E-Business. The Company's CYBERWALLPLUS family of products is designed to solve this problem by protecting data where it resides - between the internal sub networks and inside the server itself - finally allowing organizations to leverage the promise of electronic business, while ensuring the safety of strategic data assets.

         Key elements of the Company's strategy are to:

      o Focus on securing e-Business networks by replacing perimeter "chokepoint" firewalls with web server embedded firewalls and intrusion prevention software from the Company (CYBERWALLPLUS - SV);

      o Emphasize the need for internal network security to secure e-Business networks. Internal network security is an important element of an effective multi-layer defense strategy to protect against external attacks, as the CSI/FBI 2000 Computer Security study indicates that approximately 33% of the organizations with perimeter firewalls were breached by outsiders. In addition, Internal network security is critical to protect enterprise resources from unwelcomed "insider" access. The same CSI/FBI 2000 study found that 79% of all breaches were from those with "insider" access;


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

         As a result of the explosive growth in network computing and Internet use, as well as the use of Intranets and Extranets, protection of an organization's network and data has become a significant economic concern for businesses. The reported malicious attacks on various major online businesses over the last year were estimated by Forrester Research to have cost more than $1 billion. The heightened awareness to the potential threats of network infrastructure attacks have caused multiple US government and industry institutions to initiate active steps and programs aimed at enhancing network security and pursuit of hackers by the authorities. According to FBI estimates, U.S. companies suffer estimated losses of over $10 billion per year as a result of unauthorized access to information and data. According to the 2000 Computer Security Institute/FBI Computer Crime and Security Survey, 33% of the respondent organizations with perimeter firewalls indicated break-ins by outsiders validating that the single layer of defense that perimeter firewalls present is insufficient protection. Additionally, 79% of the respondents reported unauthorized access by insiders as a major source of breaches. The Company believes that securing internal network areas and computing resources from unauthorized access will become paramount to providing overall information security by presenting multiple layers of defense against outsider threats and adding the ability to protect from insider threats.

FIREWALLS

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

         In January 1999, the Company introduced a new suite of advanced firewalls, which are specifically designed for use throughout an organization's network - on servers and in multi-protocol Internet, Intranet and Extranet environments. The Company is a technology leader in the area of distributed, host-resident firewalls. Unlike IP firewalls, which typically operate as IP routers that reside at an organization's perimeter and filter the IP protocol, distributed firewalls reside on critical enterprise servers, personal computers and workstations securing incoming and outgoing data traffic. Network-1 firewalls operate as a transparent bridge that can reside anywhere on the enterprise network, and thereby filter all commonly used network transport protocols (IP and non-IP).

         The Company's CYBERWALLPLUS family of security solutions is designed to address security needs that arise from within internal networks utilizing non-TCP/IP network transport protocols, including Novell's IPX, Digital Equipment Corporation's DECnet and IBM's SNA, as well as to protect against TCP/IP based Internet and Intranet security threats addressed by IP Firewalls. The Company's CYBERWALLPLUS suite of products consists of a firewall designed to control access to an organization's internal network from the public networks (the "CYBERWALLPLUS - IP Edition"); a firewall controlling access between internal networks (the "CYBERWALLPLUS - AP Edition"); a firewall controlling access between the network and a trusted server (the "CYBERWALLPLUS - SV Edition"); a firewall that controls access to enterprise-based and remotely deployed personal computers and workstations (the "CYBERWALLPLUS - WS Edition"); and a firewall management application enabling the control and monitoring of many CYBERWALLPLUS firewalls (the "CYBERWALLPLUS - Central Manager").


CYBERWALLPLUS TECHNOLOGY

         The Company's network security solutions are based upon its proprietary CYBERWALLPLUS technology, which provides organizations enterprise-wide security to protect against unauthorized access from the Internet as well as security for internal sources of intrusion and breach. The following are key elements of the Company's CYBERWALLPLUS solution:

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

         MULTI-LAYER SECURITY. The Company's CYBERWALLPLUS family of products employs stateful inspection and filtering technology which provides advanced security for TCP/IP related network transport protocols and applications. Stateful filtering involves the knowledge of states of protocols at specific transaction intervals during the network connection between two communicating applications between specific systems. Transaction states occur at Link, Network, Transport and Application layers of the communications over a computer network, and CYBERWALLPLUS can detect conditions that violate the required or expected state of one or a simultaneous series of protocols. CYBERWALLPLUS incorporates frame, packet, byte stream and stateful inspection capabilities in the security management of network connections. The Company believes that CYBERWALLPLUS's multi-layer approach to security greatly strengthens the security of trusted network resources and the host Windows NT/2000 system itself.

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

         TRANSPARENCY. CYBERWALLPLUS may be operated in a transparent ("stealth") mode. In this mode, CYBERWALLPLUS has no network address (i.e., it is not visible on the network) and therefore cannot be identified for attack. The Company believes that this feature provides additional security to the host system because when a firewall has a network address, it can be located and is more susceptible to attack. CYBERWALLPLUS provides full firewall protection while operating in transparent mode, except that remote management is not permitted.

         CENTRALIZED MANAGEMENT. Through its CYBERWALLPLUS - Central product, the CYBERWALLPLUS suite permits centralized management and monitoring that allows a network manager to manage and monitor multiple firewalls from a local or remote location. Accordingly, large and geographically dispersed firewall networks may be managed from a single location.

         CUSTOMIZED SECURITY POLICIES. CYBERWALLPLUS also allows customized security policies for individual departments, applications and individual systems and personnel within the network. Network managers may apply security rules to any edition of the CYBERWALLPLUS products so that individual systems, protocols, applications, frames and many other network entities are either explicitly denied or provided with authorized access to protected entities.

         EASE OF USE. CYBERWALLPLUS was designed to be easily installed, configured and managed by a network or system manager with minimal or no security skills. CYBERWALLPLUS may be installed and configured by use of the graphical user interface (GUI) by simply pointing and clicking the mouse. To facilitate implementation, CYBERWALLPLUS comes pre-programmed with a wide variety of frequently used default security policies (templates) which require the customer to simply select one of the rule sets and save the selection.

PRODUCTS

         In January 1999, the Company introduced a family of CYBERWALLPLUS products for Windows NT which offers a broad range of network security solutions. The CYBERWALLPLUS family of products includes the CYBERWALLPLUS - IP Edition, CYBERWALLPLUS - SV Edition, CYBERWALLPLUS - WS Edition, CYBERWALLPLUS - AP Edition and CYBERWALLPLUS - Central Manager. All products are currently shipping. Through the first quarter of 1999, the Company's main product was CYBERWALLPLUS's predecessor product line, FireWall/Plus. The Company first introduced the FireWall/Plus Enterprise Edition for Windows NT in January 1997. As of December 31, 2000, the Company had licensed one or more of its FireWall/Plus or CYBERWALLPLUS family of software products to over 450 customers.

         CYBERWALLPLUS - IP. This product is an IP network firewall, for perimeter Internet and internal Intranet applications. The product operates on a Windows NT/2000 host, running on Intel - Pentium or Compaq platforms and provides high performance, ease-of-use and support for "stealth" operations. A fully functional 28-day evaluation copy of the product may be downloaded from the Company's web site.

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

         CYBERWALLPLUS - WS. A distributed host-resident firewall that secures an organization's personal computers and workstations, CYBERWALLPLUS - WS offers the centralized management that personal firewalls lack. Securing PCs and workstation connected directly to the corporate network or remotely via high-speed Internet access, CYBERWALLPLUS - WS enables consistent security policies to be deployed and managed across the network. CYBERWALLPLUS - WS is an enterprise class firewall that offers fine-grain access control, centralized deployment, reporting, and monitoring, transparent operation, minimal performance overhead, and low technical support costs.

         CYBERWALLPLUS - AP. Using CYBERWALLPLUS - AP (Any Protocol), departmental networks and other internal network domains may be securely interconnected by an organization's multi-protocol backbone network. The AP Edition of CYBERWALLPLUS supports over 4,500 protocols, including proprietary protocols that may exist in financial, manufacturing, power utility or airline networks. The Company's unique filter engine in CYBERWALLPLUS allows for the easy addition of additional IP and non-IP protocols to the firewall's security rules and policies. The AP product operates on a Windows NT/2000 host running on Intel - Pentium or Compaq platforms.

         CYBERWALLPLUS - Central Manager. Rounding out the CYBERWALLPLUS offering is the central management application used to configure and monitor multiple remote firewalls. The software was released in December 1999 and is key to the adoption of CYBERWALLPLUS by large enterprise customers and OEM's. The product can run on Windows NT/2000 and Windows 98.

CUSTOMERS

         The Company's customers represent a wide range of industries and institutions, both commercial and government, which consider networked-data resources to be among the most important assets within their organizations. As of December 31, 2000, the Company had licensed one or more of its network security products to over 450 customers. Customers for FireWall/Plus and CYBERWALLPLUS products have included The Sabre Group Inc., ("Sabre"), Electronic Data Systems Corporation ("EDS"), BMC Software, Inc. (BMC), TRW, Inc., National Semiconductor Corp., Atlantic Richfield Company and related entities ("ARCO"), GTE Government Systems Corporation, and a major lab of the Dept. of Energy, as well as government agencies and others. During the year ended December 31, 2000, revenues from BMC accounted for 12% of the Company's revenues, respectively.

         During the years ended December 31, 2000 and 1999, revenue from international customers (licenses and service to foreign end users and international distributors) accounted for 11% and 13% of the Company's revenues, respectively.

SALES AND MARKETING

         The Company's sales and marketing plan is focused on educating the market about the need to implement a multi-layered network security plan which consists of a multi-channel distribution and promotion strategy to create consumer awareness of the Company and of the capabilities and benefits of the Company's CYBERWALLPLUS product solutions.

MULTI-CHANNEL DISTRIBUTION.

         In-House Sales and Marketing Team. The Company's internal sales, support and marketing team are responsible for soliciting potential customers and providing pre-sales technical support to customers, as well as supporting third-party distribution channels. The Company is actively shifting its direct sales focus to enterprise (Fortune 1000) sales. Although the Company's in-house sales force will continue to solicit potential customers, its primary responsibility is expected to evolve to supporting third-party distribution channels.

         Third-Party Distribution Channels. A key element of the Company's distribution strategy is to establish and maintain relationships with third-party distributors within the United States and internationally. By engaging such third-party distributors, the Company is able to utilize the end-user sales and support infrastructure of these channels.

         The Company currently has relationships with thirty-five (35) national, regional and local systems integrators, VARs and resellers in North America, including GTSI and EDS a worldwide system integrator. The Company currently has relationships with twenty-nine (29) international system integrators, VARs, resellers and distributors including, among others, the following countries:
Japan, United Kingdom, Germany, Peoples Republic of China, the Netherlands, Korea, Russia, Argentina, Peru, Brazil, Australia , Columbia, Switzerland and South Africa.

         The Company's agreements with resellers generally grants the right to market the Company's products in specified territories on a non-exclusive basis, are terminable on short notice and do not prohibit the reseller from selling products that are competitive with the Company's products.

         The Company intends to continue to seek to establish relationships with additional third-party distributors, large system integrators and VARs with the necessary resources to successfully distribute the Company's CYBERWALLPLUS products.

         The Company also seeks to enter into OEM or licensing arrangements whereby the Company grants to an OEM or other third party the right to incorporate and/or bundle a specific technology made by the Company with the OEM's or other third-party's products.

ADVERTISING AND PROMOTION

         The Company advertises and promotes its products through print advertising, Internet web site advertising, public relations, direct marketing efforts and participation in trade shows and seminars which target IT management, security and system administrators and network system integrators.

         The Company's web site, http://www.network-1.com, includes a description of the Company's CYBERWALLPLUS family of products and enables visitors to the site to download a fully functional CYBERWALLPLUS for a 28-day trial. The Company continues to add content to the web site, such as product information, including a user guide, network security industry information and additional content specific to distributors and end users. The web site has download capabilities for the trial version of the product and product version updates. The web site also includes announcements from the Company including press releases and new marketing materials.

PROFESSIONAL SERVICES

         The Company has designed, planned, audited and implemented numerous networks worldwide for a broad spectrum of clients, including Fortune 500 companies, small companies with modest requirements, federal, state and foreign governments and utilities, as well as education and research institutions.

         On February 9, 2000, the Company entered into an Asset Purchase Agreement with Exodus Communications, Inc. ("Exodus") pursuant to which its professional services business was sold for an aggregate consideration of $3.815 million. The Company has reclassified all of its consulting service revenues and related expenses as revenue and expenses from discontinued operations. See Note G to Financial Statements. In connection with this sale, all seven (7) employees of the Company's professional services business agreed to become employees of Exodus. Such employees included Dr. William Hancock, the Company's former Chief Technology Officer and Robert Russo, the Company's former Vice President of Professional Services. Effective upon the closing of the sale, the Company granted stock options to the seven employees for the purchase of 104,063 shares at $2.91 per share and accelerated the vesting of 24,556 options that would have otherwise expired, with exercise prices ranging from $1.50 to $6.50 to the employees of PSG. In connection therewith, the Company incurred a compensation charge of $794,000 based upon the intrinsic value of the portion of the options vesting at such date. The balance of the options vested one year after the closing and an additional charge of $230,000 was incurred at such date. In connection with such sale, the Company agreed not to offer any professional or consulting services competitive with those services offered by Exodus for a period of two years from the closing date. In addition, the Company, as part of the sale paid an aggregate of $140,000 to the former employees employed by Exodus after the one year anniversary of the sales transaction.

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

CUSTOMER SERVICE AND SUPPORT

         The Company believes that customer service and support is critical to retaining customers and attracting prospective customers. The Company provides customer service and support through its internal post sale technical support staff located at its Waltham, MA office. To date, the Company has not incurred any material warranty expense. Customers receive telephone and email presale support. Customers are required to purchase the Company's annual maintenance program at an average annual cost of 15% of the then current purchase price which includes technical assistance and product updates. Technical support is provided 5 days a week from 8:00 AM to 6:00 PM EST by telephone and electronic mail (additional support is available). In addition, the Company provides customers with fee-based on-site installation, support and training. The Company provides its resellers with sales and technical support.


PRODUCT DEVELOPMENT

         The Company believes that development of new products and enhancements to existing products are essential for the Company to effectively compete in the network security market. The Company's product development efforts are directed toward enhancing its CYBERWALLPLUS family of security products, developing new network security products and responding to emerging industry standards and other technological changes including other operating systems. The Company intends to introduce new application products for the network security market. While the Company expects that certain of its new products will be developed internally, the Company may, based on timing and cost considerations, expand its product offerings through licensing arrangements or acquisitions. In addition, the Company relies on external development resources for the development of certain of its products and components.

         The Company also contracts with independent programming contractors and third party consulting firms in its development efforts. Historically, a substantial portion of the Company's research and development activities have been undertaken by engaging independent programming contractors and third party consulting firms due to it being unable to hire enough qualified programmers. The Company intends to replace third-party consultants and independent contractors by hiring additional software engineers and developers on a full-time basis during 2001.

         During the years ended December 31, 2000 and 1999, the Company's total product development costs, including the costs capitalized after technological feasibility has been reached, were $1,808,000, and $1,828,000, respectively.


COMPETITION

         The network security market in general, and the firewall product market in particular, is characterized by intense competition and rapidly changing business conditions, customer requirements and technologies. The Company believes that the principal competitive factors affecting the market for network security products include security effectiveness, name recognition, scope of product offerings, product features, distribution channels, price, ease of use and customer service and support. Currently, the Company's principal competitors include, among others, Network ICE, Check Point Software Technologies, Ltd., Network Associates, Inc., Internet Security Systems, Inc., SonicWall, Inc., Symantec Corp., Zonelabs, Inc. and WatchGuard Technologies, Inc.. Due to the rapid expansion of the network security market, the Company may face competition from new entrants.

         Most of the Company's current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and possess substantially greater financial, technical, marketing and other competitive resources than the Company. As a result, the Company's competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the promotion and sale of their products than the Company. While the Company believes that its CYBERWALLPLUS products do not compete against manufacturers of other types of security products (such as encryption and authentication products), potential customers may perceive the products of such other companies as substitutes for the Company's products. In addition, certain of the Company's competitors may determine for strategic reasons to consolidate, to substantially lower the price of their network security products or to bundle their products with other products, such as hardware or other enterprise software products. Accordingly, it is possible that new competitors and alliances among competitors may emerge and rapidly acquire significant market share. The Company's current and potential competitors may develop products that may be more effective than the Company's current or future products, or the Company's products may be rendered obsolete or less marketable by evolving technologies or changing consumer demands, or the Company may otherwise be unable to compete successfully. Increased competition for firewall and CYBERWALLPLUS products may result in price reductions, reduced gross margins and may adversely effect the Company's ability to gain market share, any of which would adversely effect the Company's business, operating results and financial condition.


PROPRIETARY RIGHTS

         The Company's success is substantially dependent on its proprietary technologies. The Company does not hold any patents and relies on copyright and trade secret laws, non-disclosure agreements with employees, distributors and customers, including "shrink wrap" license agreements that are not signed by the customer, and technical measures to protect the ideas, concepts and documentation of its proprietary technologies and know-how. Such methods may not afford complete protection, and there can be no assurance that third parties will not independently develop substantially equivalent or superior technologies or obtain access to the Company's technologies, ideas, concepts and documentation. In addition, confidentiality agreements between the Company and its employees, distributors or customers may not provide meaningful protection for the Company's proprietary information in the event of any unauthorized use or disclosure. Any inability to protect its proprietary technologies could have a material adverse effect on the Company. Furthermore, the Company may be subject to additional risk as it enters into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protection of the Company's rights may be ineffective in such countries.

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

EMPLOYEES

         As of April 13, 2001, the Company had 34 full time employees. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has not experienced any work stoppages and considers its relationship with its employees to be good.

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

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company operates in a rapidly changing and highly competitive environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights the most material of the risks.

         WE HAVE A HISTORY OF LOSSES AND IF WE DO NOT ACHIEVE PROFITABILITY, WE MAY NOT BE ABLE TO CONTINUE OUR BUSINESS IN THE FUTURE.

         We have incurred substantial operating losses since our inception, which has resulted in an accumulated deficit of $26,482,000 as of December 31, 2000. For the years ended December 31, 2000 and 1999, we incurred net losses of $4,789,000 and $6,946,000, respectively. We have financed our operations primarily through the sales of equity and debt securities as well as the sale of our professional services business in February 2000. Our expense levels are high and our revenues are difficult to predict. We anticipate incurring additional losses until we increase our client base and revenues. We may never achieve or sustain significant revenues or profitability. If we are unable to achieve increased revenues, we will continue to have losses and may not be able to continue our operations.

         WE COULD BE REQUIRED TO CUT BACK OR STOP OPERATIONS IF WE ARE UNABLE TO RAISE OR OBTAIN NEEDED FUNDING.

         Our ability to continue our current operations will depend on our ability to raise additional funds through equity or debt financing no later than December, 2001 (or earlier if the Company does not achieve certain revenue assumptions). We are currently actively seeking financing, however we currently do not have any definitive arrangements with respect to obtaining additional financing and we may not be able to obtain such financing on commercially reasonable terms, if at all. Our failure to obtain financing by December , 2001, may cause us to substantially curtail or cease our current operations.

         WE HAVE NOT ACHIEVED SUBSTANTIAL REVENUE FROM SOFTWARE SALES.

         We have made only limited sales of our products. Our total revenues for software licenses for the years ended December 31, 2000 and 1999 were $978,000 and $260,000, respectively.

         THE SALE OF OUR PROFESSIONAL SERVICES BUSINESS WILL HAVE AN ADVERSE EFFECT ON FUTURE CASH FLOW AND REVENUES.

         In February 2000, we sold our professional services business to Exodus Communications Inc. for $3.815 million in cash. As part of the transaction with Exodus, we agreed not to offer any professional or consulting services for two
(2) years following the closing. The professional services business accounted for 77% and 62% of our total revenues during the fiscal years ended December 31, 1999 and 1998, respectively. Accordingly, cash flow from operations has been and may continue to be materially adversely effected from the sale of our professional services business until, if ever, we generate sufficient revenue from the licensing of our software products.

         OUR REVENUES DEPEND ON SALES OF OUR CYBERWALLPLUS PRODUCTS AND WE ARE UNCERTAIN WHETHER THERE WILL BE BROAD MARKET ACCEPTANCE OF THESE PRODUCTS.

         Our revenue growth for the foreseeable future is dependent upon increased sales of our CYBERWALLPLUS family of software products. Since the introduction of our predecessor line of security products (FireWall/Plus) in June 1995 through December 31, 2000, license revenue from these software products has been $3,900,000 including a non-refundable pre-paid royalty of $500,000 in 1997. Since the introduction of our CYBERWALLPLUS suite of products in January 1999 through December 31, 2000, license revenue from our CYBERWALLPLUS products was only $1,167,000. Our future financial performance will depend upon the successful introduction and customer acceptance of our CYBERWALLPLUS products as well as the development of new and enhanced versions of this product. Revenue from products such as CYBERWALLPLUS depend on a number of factors, including the influence of market competition, technological changes in the network security market, our ability to design, develop and introduce enhancements on a timely basis and our ability to successfully establish and maintain distribution channels. If we fail to achieve broad market acceptance of our CYBERWALLPLUS products, it would have a material adverse effect on our business, operating results and financial condition.

         OUR INABILITY TO ENTER INTO STRATEGIC RELATIONSHIPS WITH INDIRECT CHANNEL PARTNERS COULD HAVE A MATERIAL ADVERSE EFFECT ON US.

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

         Our success is largely dependent on the continued service of key technical and senior management personnel. The loss of the services of one or more of our key employees, in particular Avi A. Fogel, our President and Chief Executive Officer, could have a material adverse effect on our business, operating results and financial condition. We have an employment agreement with Mr. Fogel that expires in May 2002.

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

         Since our products are used to prevent unauthorized access to and attacks on critical enterprise information, we may be exposed to potential liability claims for damage caused as a result of an actual or alleged failure of an installed product. We cannot assure you that the provisions in our standard license agreements designed to limit our exposure will be enforceable. Our personnel often gain access to confidential and proprietary client information. Any unauthorized use or disclosure of such information could result in a claim for substantial damages. We can give no assurances that our insurance policies will be sufficient to cover potential claims or that adequate levels of coverage will be available in the future at a reasonable cost.

         POSSIBLE DELISTING OF OUR SECURITIES FROM NASDAQ SYSTEM; RISKS RELATING TO LOW-PRICED STOCKS.

         Our common stock is listed on the Nasdaq SmallCap Market under the symbol "NSSI." In order to continue to be listed on Nasdaq, however, we must comply with certain maintenance standards (including, among others, a minimum stock price of $1.00 and net tangible assets of a minimum $2,000,000). In the event of a delisting, an investor could find it more difficult to dispose of or to obtain accurate quotations as to the market value of our common stock.

         In addition, if our common stock were to become delisted from trading on Nasdaq and the trading price of our common stock were to then be below $5.00 per share, our common stock could be considered a penny stock. SEC regulations generally define a penny stock to be an equity security that is not listed on Nasdaq or a national securities exchange and that has a market value of less than $5.00 per share, subject to certain exceptions. The SEC regulations would require broker-dealers to deliver to a purchaser of our common stock a disclosure schedule explaining the penny stock market and the risks associated with it. Various sales practice requirements are also imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). Broker-dealers must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and monthly account statements disclosing recent price information for the penny stock held in the customer's account. If our common stock is no longer traded on Nasdaq and becomes subject to the regulations applicable to penny stocks, investors may find it more difficult to obtain timely and accurate quotes and execute trades in our common stock.

         THE SIGNIFICANT NUMBER OF OPTIONS, WARRANTS AND CONVERTIBLE SECURITIES OUTSTANDING MAY ADVERSELY AFFECT THE MARKET PRICE FOR OUR COMMON STOCK.

         As of April 13, 2001, there are outstanding (i) options and warrants to purchase an aggregate of 2,906,583 shares of our common stock at exercise prices ranging from $1.00 to $10.125, (ii) 107,023 shares of Series D Convertible Preferred Stock which are convertible at any time into an equal number of shares of our common stock and (iii) debt in the principal amount of $ 663,930 which can be converted into 217,678 shares of our Series D Preferred Stock (up to 252,053 shares if interest through the maturity of the promissory notes were also converted into common stock at the same conversion price) and warrants to purchase 217,678 shares of our common stock (up to 252,053 shares if you include potential interest through the maturity of the promissory notes) at exercise prices of $1.00 to $3.00 per share. To the extent that outstanding options, warrants or convertible debt are exercised or converted, your percentage ownership will be diluted and any sales in the public market of the common stock underlying such options, warrants or convertible debt may adversely affect prevailing market prices for our common stock.

         WE HAVE A SIGNIFICANT AMOUNT OF AUTHORIZED BUT UNISSUED PREFERRED STOCK, WHICH MAY AFFECT THE LIKELIHOOD OF A CHANGE OF CONTROL IN OUR COMPANY.

         As of the date hereof, our Board of Directors has the authority, without further action by the stockholders, to issue 5,000,000 shares of preferred stock (of which only 107,023 shares of Series D Preferred Stock are outstanding as of the date hereof) on such terms and with such rights, preferences and designations as the Board may determine. Such terms may include restricting dividends on our common stock, dilution of the voting power of our common stock or impairing the liquidation rights of the holders of our common stock. Issuance of such preferred stock, depending on the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control. In addition, certain "anti-takeover" provisions in Delaware law may restrict the ability of our stockholders to authorize a merger, business combination or change of control.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company currently subleases approximately 9,000 square feet of office space in Waltham, Massachusetts, for its principal executive offices and 1,700 square feet of office space in Manchester, New Hampshire as a satellite development office. The lease for the executive office space expires August 31, 2001, and requires the Company to make payments of approximately $22,000 per month over the remaining term of the lease. The lease for the satellite development office space expires February 28, 2004 and requires the Company to make payments of approximately $2,100 per month over the term of the lease.

ITEM 3. LEGAL PROCEEDINGS

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 9, 2000, a special meeting of stockholders of the Company was held. At the special meeting, the stockholders approved a proposal to amend the Company's 1996 Stock Option Plan (the "Plan") to increase the shares of Common Stock reserved for issuance under the Plan from 1,800,000 to 2,535,000. At the meeting, the number of shares cast for, against or withheld were as follows: For - 3,431,963, Against - 245,159 and Withheld - 14,220.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MARKET INFORMATION. The Company's Common Stock has traded since November 12, 1998 on the NASDAQ SmallCap Market under the symbol "NSSI." The following table sets forth, for the periods indicated, the range of the high and low bid prices for the Common Stock as reported on NASDAQ. Such prices reflect inter-dealer quotations, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

YEAR ENDED DECEMBER 31, 2000        HIGH            LOW
                                                    ---
Fourth Quarter                      $   5.25        $ 2.00
Third  Quarter                      $   8.8125      $ 4.00
Second Quarter                      $  12.8125      $ 2.6872
First  Quarter                      $  23.875       $ 8.125


YEAR ENDED DECEMBER 31, 1999        HIGH            LOW
                                                    ---
Fourth Quarter                      $ 10.8125       $ 1.50
Third  Quarter                      $  6.625        $ 1.625
Second Quarter                      $  6.875        $ 3.75
First  Quarter                      $  8.125        $ 6.00

         On March 28, 2001, the last sale price for the Common Stock as reported on NASDAQ was $1.34 per share. The number of record holders of the Company's Common Stock was 80 as of March 13, 2001. The Company believes that there are in excess of 2,400 beneficial owners of its Common Stock.

         DIVIDEND POLICY. The Company has never declared or paid any cash dividends on its Common Stock and does not intend to declare or pay cash or other dividends in the foreseeable future. The Board of Directors currently expects to retain any future earnings ,if any, for use in the operation and expansion of its business. The declaration and payment of any future dividends will be at the discretion of the Board of Directors and will depend upon a variety of factors, including future earnings, if any, operations, capital requirements, the general financial condition of the Company, the preferences of any series of Preferred Stock which may be designated in the future, the general business conditions and future contractual restrictions on payment of dividends, if any.

         RECENT ISSUANCES OF UNREGISTERED SECURITIES. On October 31, 2000, the Company issued to Lipman Capital Group, Inc. in consideration for financial public relations services a three (3) year warrant to purchase an aggregate of 20,000 shares of the Company's Common Stock, at an exercise price of $5.00. Two additional three (3) year warrants to purchase an aggregate of 40,000 shares of the Company's Common Stock, at an exercise price of $7.50 and $10.00 per share were issued under this agreement in January and March 2001. On November 8, 2000, the Company issued to BusinessDevelopment.com LLC in consideration for consulting services a two (2) year warrant to purchase up to 200,000 shares of the Company's Common Stock at an exercise price of $3.33 per share. The warrant vests based upon introductions, transactions and revenues generated by the Company as a result of relationships sourced by BusinessDevelopment.com LLC. None of the targets have been attained as of December 31, 2000 and accordingly, no amounts have been recorded in the financial statements.

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

OVERVIEW

         The Company develops, markets, licenses and supports a family of network security software products designed to provide comprehensive security to computer networks, including Internet based systems and internal networks and computing resources.The Company introduced its first network software product (FireWall/Plus) in June 1995. In January 1999, the Company introduced its CYBERWALLPLUS family of network security products. The Company has made only limited sales of its CYBERWALLPLUS product, upon which an evaluation of its prospects and future performance can be made. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the introduction of new products and the shift from research and product development to commercialization of products based on rapidly changing technologies in a highly specialized and emerging market. The Company will be required to significantly expand its product and development capabilities, introduce new products, introduce enhanced features to existing products, expand its in-house sales force, establish and maintain distribution channels through third-party vendors, increase marketing expenditures, and attract additional qualified personnel. In addition, the Company must adapt to the demands of an emerging and rapidly changing computer network security market, intense competition and rapidly changing technology and industry standards. The Company may not be able to successfully address such risks, and the failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition.

         To date, the Company has incurred significant losses and, at December 31, 2000, had an accumulated deficit of $ 26,482,000. In addition, since December 31, 2000, the Company has continued to incur significant operating losses. The Company expects to incur substantial operating expenses in the future to support its product development activities, as well as continue to expand its domestic and international sales activities and marketing capabilities.

         Management believes it currently has cash to fund its operations until December 31, 2001 (or earlier if the Company does not achieve certain revenue assumptions) (See "Liquidity and Capital Resources" on page 26 hereof). The Company is currently seeking additional financing, but it may not be able to secure such financing. The inability of the Company to obtain such financing would have a material adverse effect on the Company requiring it to curtail or possibly cease operations.

         In February 2000, the Company completed the sale of its professional services business for a sales price of $3.815 million which included $1.115 million held in escrow subject to certain former employees of the Company remaining employed by the purchaser for at least one year and the purchaser securing certain minimum purchase orders within ninety (90) days of the closing. See Note G to Financial Statements. The Company received $1,000,000 from escrow following the one year anniversary of the transaction and is due an additional $115,000 from the escrow. In connection with the sale, the Company agreed not to offer any professional consulting services competitive with the purchaser until the second anniversary of the closing. Effective upon the sale, the Company granted options to acquire 104,063 shares of Common Stock at $2.91 per share to certain employees of the professional services business. In connection therewith, the Company incurred a compensation charge of $794,000 based upon the intrinsic value of the portion of the options vesting at such date and acceleration of other options. The balance of the options vest one year after the closing provided that the employees are still employed by Exodus. An additional charge of $230,000 was incurred on the one year anniversary date of the closing. The sale has been accounted for by the Company as a sale of a discontinued operation.

         The Company's software products have not yet achieved market acceptance. The future success of the Company is largely dependent upon market acceptance of its CYBERWALLPLUS family of software products. While the Company believes that its family of software products offer advantages over competing products for network security, license revenue from network security software products since the introduction of FireWall/Plus (June 1995), a predecessor product line, through December 31, 2000 has only been $3,900,000, including a non-refundable pre-paid royalty of $500,000 in 1997. From January 1999 through December 31, 2000, license revenue from CYBERWALLPLUS has only been $1,167,000. CYBERWALLPLUS may not achieve significant market acceptance. Revenue from such commercial products depend on a number of factors, including the influence of market competition, technological changes in the network security market, the Company's ability to design, develop and introduce enhancements on a timely basis, and the ability of the Company to successfully establish and maintain distribution channels. The failure of CYBERWALLPLUS to achieve significant market acceptance as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business, operating results and financial condition.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999.

         Revenues increased by $753,000 or 191%, from $394,000 for the year ended December 31, 1999 ("1999") to $1,147,000 for the year ended December 31, 2000("2000"). License revenues increased by $718,000 or 276%, from $260,000 for 1999 to $978,000 for 2000, as a result of the increased market acceptance of the CYBERWALLPLUS line of products which was first shipped in March 1999. Service revenues from maintenance and training increased by $35,000 or 26% from $134,000 in 1999 to $169,000 in 2000. The Company's revenues from customers in the United States represented 87% of its revenues in 1999 and 89% of its revenues in 2000.

         Cost of revenues decreased $601,000 or 56%, from $1,081,000 for 1999 to $480,000 for 2000, representing 274% and 42% of revenues, respectively. The decrease in cost of revenues was primarily due to decreased amortization of software development costs in 2000 and lower royalty cost associated with licensed technology no longer used.

         Cost of licenses decreased $27,000 or 28%, from $95,000 for 1999 to $68,000 for 2000, representing 37% and 7% of license revenues, respectively. The decrease in the cost of licenses resulted primarily from lower royalty cost associated with licensed technology no longer used and decreased royalties on third party product sales.

         Amortization of software development costs decreased by $578,000 or 70%, from $825,000 for 1999 to $247,000 for 2000, representing 317% and 25% of license revenues, respectively. The decrease in amortization of software development costs in 2000 was due to the write-off of the unamortized capitalized software costs in 1999 associated with the Company's predecessor product line, FireWall/Plus, and other technology discontinued in 1999.

         Cost of services increased by $4,000 or 2%, from $161,000 for 1999 to $165,000 for 2000, representing 120% and 98% of service revenues, respectively. The decrease in cost of services as a percentage of service revenues was due primarily to the increase of service revenues.

         The gross loss of $687,000 for 1999 changed to a gross profit of $667,000 in 2000, an increase of $1,354,000, representing (174%) and 58% of revenues, respectively. The increase in gross profit was primarily due to increased license revenue of $718,000, and the decrease in amortization of capitalized software of $578,000.

         Product development expenses increased by $8,000 or 1%, from $1,428,000 for 1999 to $1,436,000 for 2000, representing 362% and 125% of revenues, respectively. The increase in product development costs was due primarily to increased personnel costs. The use of outside consultants was reinstituted during 2000 to maintain product schedules. During 1999 and 2000, the Company capitalized $400,000 and $372,000, respectively, of additional software development costs associated with the development and enhancement of its CYBERWALLPLUS family of products.

         Sales and marketing expenses increased by $153,000 or 6%, from $2,667,000 for 1999 to $2,820,000 for 2000, representing 677% and 246% of revenues, respectively. The increase in sales and marketing expenses were due primarily to increases in marketing personnel costs of $265,000 which was offset by decreased international personnel costs of $107,000. The decrease in sales and marketing expenses as a percentage of sales was due to the increase in the Company's revenues.

         General and administrative expenses decreased by $94,000 or 5%, from $1,921,000 for 1999 to $1,827,000 for 2000, representing 488% and 159% of revenues for 1999 and 2000, respectively. The decrease in general and administrative expenses in dollar amount was due primarily to a decrease of $141,000 related to recognition of compensation expense related to options issued to the Company's President and Chief Executive Officer in May 1998, which was partially offset by increases in investor relations of $101,000 The decrease in general and administrative expense as a percent of revenue was due primarily to the increase in the Company's revenues.

         Interest income (net of interest expense of $3,000) for 1999 was $142,000 compared with interest expense (net of interest income of $324,000) for 2000 of $1,258,000, representing (36%) and 110% of revenue for 1999 and 2000, respectively. The increase in interest expense was due primarily to the fact that the Company completed a Series D Preferred Stock, warrant and note financing on December 22, 1999 which resulted in a small interest charge in 1999 and interest charges in 2000 of $1,582,000 including an interest charge of $1,500,000 upon shareholder approval related to the excess of the market value of the common stock (on the closing date of the December financing) issuable upon conversion of the preferred stock and exercise of the warrants issuable upon conversion of the notes.

         Loss from discontinued operations was $385,000 in 1999 compared with a gain on the sale of discontinued operations of $1,885,000 in 2000. The discontinued operations was sold on February 9, 2000 to Exodus Communications. The loss in 1999 was attributed to an increase in personnel and travel-related costs for the professional services division that was sold in February 2000.

         No provision for or benefit from federal, state or foreign income taxes was recorded for 1999 or 2000 because the Company incurred net operating losses for each year and fully reserved its deferred tax assets as their future realization could not be determined.

         As a result of the foregoing, the net loss decreased by $2,157,000 or 31%, from $6,946,000 for 1999 to $4,789,000 for 2000.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements have been and will continue to be significant. At December 31, 2000, the Company had $4,425,000 of cash and cash equivalents and working capital of $3,039,000. The Company has financed its operations primarily through sales of equity and debt securities, and the sale of its professional services group. Net cash used in operating activities was $5,504,000 during 1999 and $4,343,000 during 2000, respectively. Net cash used in operating activities for 1999 was primarily attributable to a net loss from continuing operations of $6,561,000 and cash used in discontinued operations of $538,000 which was offset by non-cash expenses including issuance of Common Stock and warrants for services rendered of $410,000 and depreciation and amortization of $1,123,000. Net cash used in operating activities in 2000 was primarily attributable to a net loss from continuing operations of $6,674,000, which was partially offset by cash provided by discontinued operations of $178,000 and non-cash expenses including an interest charge from the Series D Preferred Stock of $1,500,000, issuance of options and warrants for services rendered of $176,000 and depreciation and amortization of $378,000.

         The Company's operating activities during 1999 and 2000 were financed primarily with $1,750,000 of net proceeds from the issuance of $1,750,000 principal amount of notes and warrants to purchase 325,919 shares of Common Stock in 1998 and the Company's initial public offering consummated on November 17, 1998 which resulted in $7,931,000 of net proceeds. In December 1999, the Company consummated a $3.0 million private financing of preferred stock, warrants and notes. In addition, in February 2000, the Company sold its professional services business and received proceeds of $2.7 million. In February 2001, the Company received an additional $1,000,000 from the sale and is due an additional $115,000 from escrow. The Company also received $3.47 million from the exercise of stock options and warrants in 2000. The Company does not currently have a line of credit from a commercial bank or other institution.

         The Company anticipates, based on currently proposed plans and assumptions (including the timetable of, costs and expenses associated with, and success of, its marketing efforts), that its current cash balance approximately $3,500,000 as of March 31, 2001 together with certain revenue assumptions from operations, will be sufficient to satisfy the Company's operations and capital requirements for the next nine (9) months from the date of this report (through December 2001). There can be no assurance, however, that such funds will not be expended prior thereto. In the event the Company's plans change, or its assumptions change, or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), the Company may have insufficient funds to support its operations prior to December 31, 2001. The Company is currently seeking financing; however, it does not have any definitive arrangements with respect to any additional financing. Consequently, additional financing may not be available to the Company when needed, on commercially reasonable terms or at all. The inability of the Company to obtain additional financing would have a material adverse effect on the Company, requiring it to curtail and possibly cease its operations. In addition, any additional equity financing may involve substantial dilution to the interests of the Company's then existing stockholders.

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

         The sales cycle for the Company's products can be lengthy and generally commences at the time a prospective customer demonstrates an interest in licensing a CYBERWALLPLUS solution, typically includes a 28-day free evaluation period and ends upon execution of a purchase order by the customer. The length of the sales cycle varies depending on the type and sophistication of the customer and the complexity of the operating system.


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



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 30, 2001 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 ("Regulation 14A").

ITEM 10. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 30, 2001 pursuant to Regulation 14A.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 30, 2001 pursuant to Regulation 14A.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 30, 2001 pursuant to Regulation 14A.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)   Exhibits.

  Number         Description of Exhibit
  ------         ----------------------

  2.1 Merger Agreement, dated September 11, 1998, between the Company and CommHome Systems Corporation(1)

  3.1 Certificate of Incorporation of the Company, as amended (includes form of Certificate of Designation of Series C Preferred Stock and Series D Preferred Stock)(2)

  3.2            By-laws of the Company, as amended(1)

  4.1            Form of Common Stock Certificate(1)

  4.2            Company's Stock Option Plan, as amended(1)

  10.1 Employment Agreement, dated May 18, 1998, between the Company and Avi A. Fogel, and amendment, dated May 30, 1998(1)

  10.2 Employment Agreement, dated May 19, 1998, between the Company and Murray P. Fish(1)

  10.3 Agreement, dated August 30, 1996, between the Company and CMH Capital Management Corp. ("CMH"), with respect to advisory services, and amendments, dated January 15, 1997, and January 30, 1997(1)

  10.4 Agreement, dated May 14, 1998, between the Company, CMH and Applewood Associates, L.P. with respect to advisory services(1)

  10.5 Master Software License Agreement, dated November 10, 1997, between the Company and Electronic Data System Corporation, and amendment, dated May 29, 1998(1)

  10.6 Software Distribution Agreement, dated June 5, 1997, between the Company and Trusted Information Systems, Inc.(1)

  10.7 Software Distribution Agreement, dated September 26, 1997, between the Company and Trusted Information Systems, Inc.(1)

  10.8 Reseller Agreement, dated April 17, 1998, between the Company and Aventail Software Corporation(1)

  10.9 Agreement, dated May 14, 1998, between the Company and CMH, in connection with the issuance of shares for advisory fees(1)

  10.10 Exchange Agreement, dated July 8, 1998, between the Company and certain of its holders of outstanding warrants and options(1)

  10.11 Employment Agreement, dated July 31, 1998, between the Company and Joseph A. Donohue(1)

  10.12 Agreement, dated October 1, 1998, between the Company and CMH, with respect to advisory services(1)

  10.13 Agreement, dated October 20, 1998, between the Company and certain of its holders of promissory notes(1)

  10.14 Agreement of Sublease, dated December 24, 1998, between PAREXEL International Corporation and the Company and Consent to Sublease, dated January 14, 1999, between Boston Properties Limited Partnership, PAREXEL International Corporation and the Company(3)

  10.15 Securities Purchase Agreement, dated February 22, 1999 between the Company and the investors including form of Certificate of Designation of Series D Preferred Stock (Exhibit A), form of Warrant (Exhibit B) and form of Promissory Note (Exhibit D)(4)

  10.16 Asset Purchase Agreement, dated February 9, 2000, between the Company and Exodus Communications, Inc. including all exhibits and schedules(5)

  10.17 Termination Agreement, dated February 9, 2000 between the Company and William Hancock(2)

  10.18 Termination Agreement, dated February 7, 2000 between the Company and Robert Russo(2)

  21.1           List of Subsidiaries of the Company(1)


      * Filed herewith.

      (1) Incorporated by reference to the exhibit to the Registrant's Registration Statement on Form SB-2 (File Number 333-59617).

      (2) Incorporated by reference to the same numbered exhibit to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999.

      (3) Incorporated by reference to Exhibit 10.28 to Registrant's Form 8-K filed on January 4, 2000.

      (4) Incorporated by reference to Exhibit 10.29 to Registrant's Form 8-K filed on February 15, 2000.


      (b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

NETWORK-1 SECURITY SOLUTIONS, INC.




INDEX TO FINANCIAL STATEMENTS                                               PAGE
-----------------------------                                               ----

Independent auditors' report                                                 F-2

Balance sheets as of December 31, 2000 and 1999                              F-3

Statements of operations for the years ended
December 31, 2000 and 1999                                                   F-4

Statements of stockholders' equity (deficiency)
for the years ended December 31, 2000 and 1999                               F-5

Statements of cash flows for the years ended
December 31, 2000 and 1999                                                   F-6

Notes to financial statements                                                F-7

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Network-1 Security Solutions, Inc.
Waltham, Massachusetts


We have audited the accompanying balance sheets of Network-1 Security Solutions, Inc. (the "Company") as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Network-1 Security Solutions, Inc. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles.





Richard A. Eisner & Company, LLP

New York, New York
February 21, 2001

NETWORK-1 SECURITY SOLUTIONS, INC.

BALANCE SHEETS

                                                                                      DECEMBER 31,
                                                                             ------------------------------
                                                                                 2000              1999
                                                                             ------------      ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                 $  4,425,000      $  3,023,000
   Accounts receivable - net of allowance for doubtful
      accounts of $80,000 and $40,000, respectively                               227,000            65,000
   Prepaid expenses and other current assets                                      153,000           155,000
   Due from purchaser of discontinued operations                                   59,000
   Due from officer                                                                                  88,000
                                                                             ------------      ------------
        Total current assets                                                    4,864,000         3,331,000

Equipment and fixtures                                                            437,000           425,000
Capitalized software costs - net                                                  625,000           500,000
Security deposits                                                                  81,000            82,000
Net assets of discontinued operations                                                               258,000
                                                                             ------------      ------------
                                                                             $  6,007,000      $  4,596,000
                                                                             ============      ============
LIABILITIES
Current liabilities:
   Notes payable - related parties                                           $    326,000      $    525,000
   Notes payable - others                                                         343,000           975,000
   Accounts payable                                                               224,000           320,000
   Accrued expenses and other current liabilities                                 696,000           546,000
   Interest payable - related parties                                              27,000             1,000
   Interest payable - others                                                       28,000             2,000
   Deferred revenue                                                               181,000            58,000
                                                                             ------------      ------------
        Total current liabilities                                               1,825,000         2,427,000
                                                                             ------------      ------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock - $.01 par value; 5,000,000 shares authorized;
   Series A - 10% cumulative, authorized 250,000 shares; none issued and outstanding
   Series B - authorized 500,000 shares; none issued and outstanding
   Series C - authorized 750,000 shares; none issued and outstanding
   Series D - convertible, voting, authorized 1,250,000 shares;
      115,220 and 491,803 shares issued and outstanding at December 31,
      2000 and 1999 respectively, liquidation preference of $351,000 and
      $1,500,000 at December 31, 2000 and 1999, respectively                        1,000             5,000
Common stock - $.01 par value; authorized 25,000,000 shares;
   6,448,363 and 4,935,211 shares issued and outstanding                           65,000            50,000
Additional paid-in capital                                                     30,705,000        23,941,000
Unearned portion of compensatory stock options and warrants                      (107,000)         (134,000)
Accumulated deficit                                                           (26,482,000)      (21,693,000)
                                                                             ------------      ------------
                                                                                4,182,000         2,169,000
                                                                             ------------      ------------
                                                                             $  6,007,000      $  4,596,000
                                                                             ============      ============

SEE NOTES TO FINANCIAL STATEMENTS                                            F-3

NETWORK-1 SECURITY SOLUTIONS, INC.

STATEMENTS OF OPERATIONS

                                                                               YEAR ENDED
                                                                              DECEMBER 31,
                                                                     ------------------------------
                                                                         2000              1999
                                                                     ------------      ------------
Revenues:
   Licenses                                                          $    978,000      $    260,000
   Services                                                               169,000           134,000
                                                                     ------------      ------------
      Total revenues                                                    1,147,000           394,000
                                                                     ------------      ------------
Cost of revenues:
   Amortization of software development costs                             247,000           825,000
   Cost of licenses                                                        68,000            95,000
   Cost of services                                                       165,000           161,000
                                                                     ------------      ------------
      Total cost of revenues                                              480,000         1,081,000
                                                                     ------------      ------------
Gross profit (loss)                                                       667,000          (687,000)
                                                                     ------------      ------------
Operating expenses:
   Product development costs                                            1,436,000         1,428,000
   Selling and marketing                                                2,820,000         2,667,000
   General and administrative                                           1,827,000         1,921,000
                                                                     ------------      ------------
      Total operating expenses                                          6,083,000         6,016,000
                                                                     ------------      ------------
Loss from continuing operations before interest income (expense)       (5,416,000)       (6,703,000)
Interest income                                                           324,000           145,000
Interest expense                                                       (1,018,000)           (2,000)
Interest expense - related parties                                       (564,000)           (1,000)
                                                                     ------------      ------------
Loss from continuing operations                                        (6,674,000)       (6,561,000)
                                                                     ------------      ------------
Loss from discontinued operations                                                          (385,000)
Gain on sale of discontinued operations, net of operating losses
   during phase-out period                                              1,885,000
                                                                     ------------      ------------
                                                                        1,885,000          (385,000)
                                                                     ------------      ------------
NET LOSS                                                               (4,789,000)       (6,946,000)
Imputed dividend on preferred stock                                                      (1,500,000)
                                                                     ------------      ------------
NET LOSS APPLICABLE TO COMMON STOCK                                  $ (4,789,000)     $ (8,446,000)
                                                                     ============      ============
PER COMMON SHARE - BASIC AND DILUTED:
   Loss per share from continuing operations                         $      (1.12)     $      (1.83)
   Income (loss) per share from discontinued operations                       .32             (0.09)
                                                                     ------------      ------------
   Loss per share                                                    $      (0.80)     $      (1.92)
                                                                     ============      ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                    5,984,165         4,394,178
                                                                     ============      ============

SEE NOTES TO FINANCIAL STATEMENTS                                            F-4

NETWORK-1 SECURITY SOLUTIONS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

                                       SERIES D CONVERTIBLE
                                         PREFERRED STOCK                      COMMON STOCK
                                 ------------------------------      -----------------------------
                                    SHARES            AMOUNT            SHARES           AMOUNT
                                 ------------      ------------      ------------     ------------
BALANCE - DECEMBER 31, 1998           562,836      $      6,000         4,366,520     $     44,000
Amortization of compensatory
   stock options
Issuance of common stock and
   options for services
   rendered and payment of
   liability                                                                5,855
Beneficial conversion
   feature of Series D
   preferred stock
Conversion of Series C
   preferred stock                   (562,836)           (6,000)          562,836            6,000
Issuance of Series D
   preferred stock                    491,803             5,000
Net loss
                                 ------------      ------------      ------------     ------------

BALANCE - DECEMBER 31, 1999           491,803             5,000         4,935,211           50,000
Amortization of compensatory
   stock options
Conversion of Series D
   preferred stock                   (376,583)           (4,000)          376,583            4,000
Exercise of employee and
   nonemployee stock options                                              470,051            5,000
Exercise of warrants                                                      384,091            4,000
Conversion of notes and
   accrued interest                                                       282,427            2,000
Compensation charge for
   issuance of nonqualified
   stock options
Compensation charge for
   accelerated vesting of
   options
Beneficial conversion
   feature of Series D
   preferred stock
   underlying notes payable
   and related debt discount
Issuance of warrants and
   options for services
Unearned portion of
   compensatory warrants
Net loss
                                 ------------      ------------      ------------     ------------
BALANCE - DECEMBER 31, 2000           115,220      $      1,000         6,448,363     $     65,000
                                 ============      ============      ============     ============





                                                     UNEARNED
                                                    PORTION OF
                                  ADDITIONAL       COMPENSATORY
                                   PAID-IN        STOCK OPTIONS       ACCUMULATED
                                   CAPITAL         AND WARRANTS         DEFICIT          TOTAL
                                 ------------      ------------      ------------     ------------
BALANCE - DECEMBER 31, 1998      $ 20,819,000      $   (383,000)     $(13,247,000)    $  7,239,000
Amortization of compensatory
   stock options                                        249,000                            249,000
Issuance of common stock and
   options for services
   rendered and payment of
   liability                          161,000                                              161,000
Beneficial conversion
   feature of Series D
   preferred stock                  1,500,000                          (1,500,000)               0
Conversion of Series C
   preferred stock                                                                               0
Issuance of Series D
   preferred stock                  1,461,000                                            1,466,000
Net loss                                                               (6,946,000)      (6,946,000)
                                 ------------      ------------      ------------     ------------

BALANCE - DECEMBER 31, 1999        23,941,000          (134,000)      (21,693,000)       2,169,000
Amortization of compensatory
   stock options                                        108,000                            108,000
Conversion of Series D
   preferred stock                                                                               0
Exercise of employee and
   nonemployee stock options        2,255,000                                            2,260,000
Exercise of warrants                1,207,000                                            1,211,000
Conversion of notes and
   accrued interest                   859,000                                              861,000
Compensation charge for
   issuance of nonqualified
   stock options                      525,000                                              525,000
Compensation charge for
   accelerated vesting of
   options                            269,000                                              269,000
Beneficial conversion
   feature of Series D
   preferred stock
   underlying notes payable
   and related debt discount        1,500,000                                            1,500,000
Issuance of warrants and
   options for services                68,000                                               68,000
Unearned portion of
   compensatory warrants               81,000           (81,000)                                 0
Net loss                                                               (4,789,000)      (4,789,000)
                                 ------------      ------------      ------------     ------------
BALANCE - DECEMBER 31, 2000      $ 30,705,000      $   (107,000)     $(26,482,000)    $  4,182,000
                                 ============      ============      ============     ============

SEE NOTES TO FINANCIAL STATEMENTS                                            F-5

NETWORK-1 SECURITY SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

                                                                                            YEAR ENDED
                                                                                            DECEMBER 31,
                                                                                   ------------------------------
                                                                                       2000              1999
                                                                                   ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Loss from continuing operations                                                 $ (6,674,000)     $ (6,561,000)
   Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
        Interest charge from Series D convertible preferred stock                     1,500,000
        Interest accrued and converted to Series D convertible preferred stock           30,000
        Issuance of common stock and warrants for services rendered                      68,000           161,000
        Provision for doubtful accounts                                                  40,000           (71,000)
        Amortization of compensatory stock options                                      108,000           249,000
        Depreciation and amortization                                                   378,000         1,123,000
        Changes in:
           Accounts receivable                                                         (202,000)           83,000
           Prepaid expenses and other current assets                                      2,000           (36,000)
           Accounts payable, accrued expenses and other current liabilities              54,000           104,000
           Interest payable                                                              52,000             3,000
           Deferred revenue                                                             123,000           (21,000)
                                                                                   ------------      ------------
   Net cash used in continuing operating activities                                  (4,521,000)       (4,966,000)
   Cash provided by (used in) discontinued operations                                   178,000          (538,000)
                                                                                   ------------      ------------
              Net cash used in operating activities                                  (4,343,000)       (5,504,000)
                                                                                   ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of equipment and fixtures                                              (143,000)         (363,000)
   Capitalized software costs                                                          (372,000)         (400,000)
   Loan to officer                                                                       88,000           (88,000)
   Security deposit                                                                       1,000           (45,000)
   Proceeds from sale of discontinued operations                                      2,700,000
                                                                                   ------------      ------------
              Net cash provided by (used in) investing activities                     2,274,000          (896,000)
                                                                                   ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of options and warrants                                     3,471,000
   Proceeds from issuance of notes payable and warrants                                                 1,500,000
   Proceeds from issuance of Series D convertible preferred stock                                       1,500,000
                                                                                   ------------      ------------
              Net cash provided by financing activities                               3,471,000         3,000,000
                                                                                   ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  1,402,000        (3,400,000)
Cash and cash equivalents - beginning of year                                         3,023,000         6,423,000
                                                                                   ------------      ------------
CASH AND CASH EQUIVALENTS - END OF YEAR                                            $  4,425,000      $  3,023,000
                                                                                   ============      ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Noncash transaction:
      Issuance of common stock in connection with conversion of notes payable      $    831,000
      Issuance of common stock in connection with payment of deferred salary                         $     32,000

SEE NOTES TO FINANCIAL STATEMENTS                                            F-6

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE A - THE COMPANY AND BASIS OF PRESENTATION

Network-1 Security Solutions, Inc. (the "Company") develops, markets, licenses and supports its proprietary network security software products designed to provide comprehensive security to computer networks. The Company also provides maintenance and training services. The Company also provided consulting services in network security and network design through its Professional Services Group which was sold in February 2000 and is being accounted for as a discontinued operation (see Note G).

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

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[5]   INCOME TAXES:

      The Company utilizes the liability method of accounting for income taxes. Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect at the balance sheet date. The resulting asset or liability is adjusted to reflect enacted changes in tax law. Deferred tax assets are reduced, if necessary by a valuation allowance for any tax benefits which are not expected to be realized.

[6]   LOSS PER SHARE:

      Basic loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the year. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. Potential common shares of 3,308,708 and 4,117,079 at December 2000 and 1999 are anti-dilutive, and are not included in the calculation of diluted loss per share. Such potential common shares reflect options, warrants, convertible preferred stock and convertible notes. For the year ended December 31, 1999, the loss per share is increased by the value of the beneficial conversion feature on the Series D Preferred Stock which is accounted for as a preferred stock dividend (see Note F).

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

[8]   FINANCIAL INSTRUMENTS:

      The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments. The Company believes its notes payable approximate fair value based on current yields for similar debt instruments with similar terms.

[9]   STOCK-BASED COMPENSATION:

      The Company accounts for its employee stock-based compensation plans under Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and related interpretations. Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the estimated market value of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No.123, "Accounting for Stock-Based Compensation."

[10]  ADVERTISING COSTS:

      Advertising costs are expensed as incurred. Advertising expense was $387,000 and $303,000 for the years ended December 31, 2000 and 1999, respectively.

[11]  RECLASSIFICATION:

      Certain prior year amounts have been reclassified to conform with the current year presentation.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999


NOTE C - EQUIPMENT AND FIXTURES

Equipment and fixtures are summarized as follows:

                                                       DECEMBER 31,
                                               ---------------------------
                                                   2000           1999
                                               ------------   ------------
      Office and computer equipment            $    535,000   $    416,000
      Furniture and fixtures                        114,000         90,000
                                               ------------   ------------
                                                    649,000        506,000
      Less accumulated depreciation                (212,000)       (81,000)
                                               ------------   ------------
                                               $    437,000   $    425,000
                                               ============   ============

Depreciation expense was $131,000 and $298,000 for the years ended December 31, 2000 and 1999, respectively.

NOTE D - CAPITALIZED SOFTWARE COSTS
                                                        YEAR ENDED
                                                       DECEMBER 31,
                                               ---------------------------
                                                   2000           1999
                                               ------------   ------------
      Balance, beginning of year (net of
         accumulated amortization)             $    500,000   $    925,000
      Additions                                     372,000        400,000
      Amortization                                 (247,000)      (825,000)
                                               ------------   ------------
      Balance, end of year (net of
         accumulated amortization)             $    625,000   $    500,000
                                               ============   ============

Amortization expense in 1999 includes a write-off of $213,000 associated with a predecessor product line and other technology which is no longer being used.

NOTE E - NOTES PAYABLE

In December 1999, the Company raised $3,000,000 through the issuance of convertible notes payable and Series D convertible preferred stock (See Note F[1]).

In December 1999, the Company issued $1,500,000 of convertible promissory notes (the "Notes") bearing interest at 8%, which mature in December 2001 ($525,000 of which was payable to related parties). The Notes were convertible into 491,803 shares of Series D preferred stock of the Company (570,492 shares if interest through the maturity of the notes is considered) and an equal number of five-year warrants to purchase 491,803 shares of Common Stock (570,492 shares if interest through the maturity of the notes is considered) at an exercise price of $3.00 per share, subject to certain adjustments. The conversion price of the Series D preferred stock ($1,500,000) and the exercise price of the warrants ($1,475,000) was less than the aggregate market price ($5,102,000) of the common stock obtainable upon conversion and exercise on the date of the private placement. Accordingly, upon approval of the conversion feature by a majority vote of the stockholders of the Company in April 2000, the Company incurred an interest charge of $1,500,000, representing the beneficial conversion feature of the preferred stock, limited to the $1,500,000 proceeds received on the issuance of the notes.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999


NOTE E - NOTES PAYABLE  (CONTINUED)

During the fiscal year ended December 31, 2000, $831,000 of the above notes, including $199,000 to related parties and $30,000 of accrued interest payable on the notes, including $12,000 payable to related parties were converted, at a conversion price of $3.05 per share, into 282,427 shares of Series D convertible preferred stock and an equal number of five year warrants. The preferred stock then converted into 282,427 shares of common stock.

NOTE F - STOCKHOLDERS' EQUITY

[1]   PREFERRED STOCK:

      Pursuant to the private placement discussed in Note E, in December 1999 the Company received $1,500,000 from the sale of 491,803 shares of Series D convertible preferred stock at $3.05 per share including 172,129 shares to related parties. Such stock is convertible into common shares on a one to one basis, has identical voting rights as the Company's common stock, and is entitled to equivalent dividend rights as those paid on shares of common stock obtainable on conversion. The holders of the Series D convertible preferred stock are entitled to a liquidation preference of $3.05 per share plus any declared but unpaid dividends before any payments are made to holders of common stock, in the event of liquidation, dissolution or winding up of the Company. In connection therewith, the Company also issued five-year warrants to purchase 491,803 shares of common stock at an exercise price of $3.00 per share. The exercise price of the warrants was reduced to $1.00 because the Company did not achieve a specified revenue target. Holders of warrants for 444,857 shares, including 424,411 warrants obtained upon conversion of notes and accrued interest (Note E), waived such reduction. Of these warrants, 147,149 were exercised during 2000. The additional $2.00 paid on exercise of the warrants, has been included in additional paid-in capital

      The conversion price of the preferred stock ($1,500,000) was less than the aggregate market price ($2,551,000) of the common stock obtainable on conversion on the date of the private placement. In addition, the exercise price of the warrants ($1,475,000) was less than the aggregate market price ($2,551,000) of the common stock obtainable on exercise on the date of the private placement. Accordingly, the value of the warrants and the beneficial conversion feature of the preferred stock, limited to the $1,500,000 proceeds received on the issuance, was accounted for as an imputed dividend on the preferred stock at the date of issuance.

      During the year ended December 31, 1999, 562,836 shares of Series C convertible preferred stock were converted into 562,836 shares of common stock.

[2]   STOCK OPTIONS:

      During 1996, the Board of Directors and stockholders approved the adoption of the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan, as amended, provides for the granting of both incentive and non-qualified options to purchase common stock of the Company.

      The term of options granted under the 1996 Plan may not exceed ten years (five years in the case of an incentive stock option granted to an optionee owning more than 10% of the voting stock of the Company) ("10% stockholder"). The option price for incentive stock options can not be less than 100% of the fair market value of the shares of common stock at the time the option is granted (110% for a 10% stockholder). Option terms are set by the Compensation Committee in its discretion.

      At a special meeting of the shareholders on November 9, 2000, an amendment to the 1996 Plan was approved increasing the number of shares in the plan by 735,000 shares to a total of 2,535,000 shares.

      In January, 2001, the Company issued 220,270 incentive stock options and 41,575 non-qualified stock options to employees, directors and an outside vendor. These options are exerciseable at $3.00 per share and 246,345 of these options vest when the trading price of the Company's stock is at least $10.00 for five consecutive trading days. The remaining options vest over four years.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999


NOTE F - STOCKHOLDERS' EQUITY  (CONTINUED)

[2]   STOCK OPTIONS:  (CONTINUED)

      The following table summarizes stock option activity for the years ended December 31:

                                                                        2000                            1999
                                                            ---------------------------     ---------------------------
                                                                              WEIGHTED                        WEIGHTED
                                                                              AVERAGE                         AVERAGE
                                                              OPTIONS         EXERCISE        OPTIONS         EXERCISE
                                                            OUTSTANDING        PRICE        OUTSTANDING        PRICE
                                                            -----------     -----------     -----------     -----------
      Options outstanding at beginning of year                1,641,924         $4.16         1,200,826         $5.01
      Granted                                                   721,163          6.19           747,630          3.34
      Exercised                                                (470,051)         4.81
      Cancelled                                                (290,194)         5.27          (306,532)         5.09
                                                            -----------                     -----------
      Options outstanding at end of year                      1,602,842 (a)      4.94         1,641,924 (a)      4.16
                                                            ===========                     ===========
      Options exercisable at end of year                        793,092          4.22           923,864          4.40
                                                            ===========                     ===========


(a)   Includes 294,879 options issued outside the 1996 Plan (Note H[3])

      The following table presents information relating to stock options outstanding and exercisable at December 31, 2000:

                                                  WEIGHTED    WEIGHTED                                             WEIGHTED
             RANGE OF                             AVERAGE     AVERAGE                        AVERAGE
             EXERCISE                OPTIONS      EXERCISE   REMAINING        OPTIONS        EXERCISE
              PRICES               OUTSTANDING     PRICE    LIFE IN YEARS   EXERCISABLE       PRICE
       --------------------        -----------     ------    -----------    -----------       ------
       $  1.50  -  $   2.91          555,735       $ 2.31       5.45           337,437        $ 2.26
       $  3.00  -  $   3.75          225,600         3.58       8.90           129,870          3.73
       $  4.13  -  $   5.69          277,750         5.51       9.15            67,101          5.60
       $  6.00  -  $  6.875          300,757         6.13       7.99           212,744          6.07
       $ 10.00  -  $ 10.125          243,000        10.12       9.38            45,940         10.11
                                   -----------                              -----------
                                   1,602,842         4.94       7.65           793,092          4.22
                                   ===========                              ===========

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999


NOTE F - STOCKHOLDERS' EQUITY  (CONTINUED)

[2]   STOCK OPTIONS:  (CONTINUED)

      The weighted average fair value at date of grant for options granted, including the accelerated vesting of options for PSG employees (Note G), during the year ended December 31, 2000 and 1999, were $6.46 and $3.28 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following weighted average assumptions:
                                                        DECEMBER 31,
                                                     ----------------
                                                      2000      1999
                                                     ------    ------
      Risk-free interest rates                        5.64%     5.99%
      Expected option life in years                      6         6
      Expected stock price volatility                  113%       90%
      Expected dividend yield                            0%        0%

      The Company recognized $902,000 and $249,000, during 2000 and 1999, respectively, of compensation costs related to employee stock options. In 2000, $794,000 of these costs was charged against the gain on sale of discontinued operations.

      Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by SFAS 123, net loss applicable to common stock for the years ended December 31, 2000 and 1999 would have been $(6,905,000) and $(9,557,000) or $(1.15) per share and $(2.17) per share, respectively.

[3]   WARRANTS:

      As of December 31, 2000, the Company has the following outstanding warrants to purchase shares of common stock:

              NUMBER OF       EXERCISE
               WARRANTS        PRICE           EXPIRATION DATE
               --------        -----        -----------------------
                110,278        $1.00        December 22, 2004
                 62,080        1.61         October 11, 2003 - January 15, 2004
                 62,856        2.42         May 18, 2003 - April 4, 2004
                297,708        3.00         December 22, 2004
                100,104        6.44         March 14, 2006 - February 24, 2007
                170,000        9.30         November 12, 2003
                 93,120        9.66         March 14, 2006
                200,000        3.33         November 8, 2002 (a)
                 20,000        5.00         October 31, 2003 (b)
             ----------
              1,116,146
             ==========

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999


NOTE F - STOCKHOLDERS' EQUITY  (CONTINUED)


[3]   WARRANTS:  (CONTINUED)

      (a) In November 2000, the Company entered into a business development agreement with a marketing company and issued 200,000 warrants to purchase the Company's common stock. The warrants expire in November 2002, have an exercise price of $3.33, and have a cashless exercise provision. The warrants vest as specified performance and revenue targets are attained, none of which have been attained as of December 31, 2000 and accordingly, no amounts have been recorded in the financial statements. Expense will be recorded as the targets are attained. The expense could be substantial depending upon, among other factors, the fair market value of the Company's stock on the dates the targets are obtained.

      (b) Represents warrants issued pursuant to a consulting agreement with an advisory firm. Under the agreement, entered into on October 31, 2000, the Company is required to pay a monthly fee and issue 60,000 warrants. The warrants have exercise prices ranging from $5.00 to $10.00, expire three years after issuance, and are issued 1/3 at the inception of the agreement, 1/3 at 60 days, and 120 days after inception. The warrants were valued at $108,000 using the Black-Scholes option pricing model using the following weighted average assumptions on the dates of the first issuance and as of December 31, 2000 respectively: risk free interest rate of 5.60, volatility of 113%, dividend yield of 0 and expected life of three years. The value of the warrants is being amortized and charged to expense ratably over the six month term of the agreement, and $27,000 has been charged to expense as of December 31, 2000. The total value of the warrants, and therefore the expense related to the agreement is subject to change depending on the risk free interest rate, volatility, and market price of the Company's common stock on the dates of the second and third issuances, due in January and March 2001.

NOTE G - DISCONTINUED OPERATIONS

On February 9, 2000, the Company completed the sale of its Professional Services Group ("PSG") to Exodus Communications, Inc. ("Exodus") for $4.0 million in cash, of which $1.3 million was held in escrow subject to certain conditions. Release to the Company of cash held in escrow was conditioned upon (i) as to $1,000,000 certain PSG employees remaining employed by Exodus for at least one year and (ii) as to $300,000, to the extent purchase orders or commitments are secured by Exodus from certain customers within 90 days of the closing, up to a maximum of $300,000. PSG provided consulting services in network security and network design. Effective upon the sale, the Company granted options to acquire 104,063 shares of common stock at $2.91 per share and accelerated the vesting of 24,556 options that would have otherwise expired, with exercise prices ranging from $1.50 to $6.50 to certain employees of PSG. In connection therewith, the Company incurred a compensation charge of $794,000 based upon the intrinsic value of the portion of the options vesting at such date. The balance of the options vest one year after the closing provided that the employees are still employed by Exodus. In addition, the Company agreed to pay an aggregate of 14% of the $1,000,000 of escrow proceeds to the former employees provided that they remained with Exodus for at least one year. Charges relating to the options and the remittance of 14% of the escrow proceeds are reflected as reductions of the gain on sale of discontinued operations.

In the first quarter of 2000, Exodus secured $59,000 of purchase orders from the designated customers and the Company recognized the related gain. In February 2001, the Company received $1,000,000 released from the escrow since the PSG employees remained employed by Exodus for one year, and agreed to accept $115,000 as satisfaction of the remaining $300,000 escrow. The options vesting in February 2001, were valued at $230,000 using the Black-Sholes option pricing model using the following assumptions on the date of vesting: risk free interest rate of 5.38%, volatility of 112.58%, dividend yield of 0 and expected life of six years. The completion of the sale will result in an additional net gain recognized in 2001 of approximately $686,000.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE G - DISCONTINUED OPERATIONS   (CONTINUED)

The results of PSG have been reported separately as discontinued operations in the consolidated statement of operations and net assets of PSG have been segregated in the accompanying balance sheets. Components of amounts reflected in the statement of operations and balance sheets are presented below.

                                          YEAR ENDED
                                          DECEMBER 31,
                               --------------------------------
                                   2000                1999
                               ------------        ------------
      Accounts receivable                          $    317,000
      Fixed assets                                       52,000
      Accrued expenses                                  (66,000)
      Deferred revenue                                  (45,000)
                                                   ------------
                                                   $    258,000
                                                   ============

      Revenue                  $    148,000        $  1,284,000
      Cost of revenue              (143,000)         (1,353,000)
      Operating expenses            (32,000)           (316,000)
                               ------------        ------------
                                    (27,000)           (385,000)
      Gain on sale of
      discontinued operations     1,912,000
                               ------------        ------------
                               $  1,885,000        $   (385,000)
                               ============        ============

NOTE H - COMMITMENTS AND CONTINGENCIES

[1]   OPERATING LEASES:

      The Company leases office facilities in Massachusetts and New Hampshire under operating leases which expire in 2001 and 2004, respectively. Rental commitments for the remaining terms of the leases are as follows:

                   YEAR ENDING
                   DECEMBER 31,
                   ------------
                     2001 .............  $    182,542
                     2002 .............        25,004
                     2003 .............        25,429
                     2004 .............         4,250
                                         ------------
                                         $    237,225
                                         ============

      Rental expense for the years December 31, 2000 and 1999 aggregated $223,000 and $268,000, respectively.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999


NOTE H - COMMITMENTS AND CONTINGENCIES  (CONTINUED)

[2]   SOFTWARE DISTRIBUTION AGREEMENTS:

      (a) Pursuant to a software distribution agreement entitling the Company to incorporate certain technology into its software, $100,000 of royalty payable was accrued as of December 31, 2000.

      (b) Pursuant to an agreement under which certain technology was developed for the Company, royalty payments of up to $100,000 may be payable. As of December 31, 2000 royalties owed pursuant to such agreement were not significant.

[3]   EMPLOYMENT AGREEMENTS:

      In May 1998, the Company entered into an employment agreement with its President and Chief Executive Officer which provides for a base salary of $150,000, subject to annual increases of up to 20% by the Board of Directors at its discretion. Effective May 2000, the base salary under the agreement was increased to $185,000. The agreement also provides for an annual bonus of up to $50,000 as determined by the Board of Directors in its discretion. The agreement expires in May 2002. In connection therewith, the Company granted the President a five-year option to purchase 294,879 shares of the Company's common stock at an exercise price of $2.42 per share. The option vests 34% immediately and then 22% per year thereafter. As the estimated fair value of the Company's common stock at the date of grant of the option ($5.60 per share) was in excess of the exercise price, the Company will incur aggregate compensation expense of approximately $938,000 over the service period, of which $912,000 has been charged to expense through December 31, 2000.

      The Company has employment agreements with two other officers providing each with annual salaries of $150,000 through May and July, 2001. These agreements provide for the granting of bonuses at the discretion of the Board of Directors, as well as options to purchase shares of common stock.

      Aggregate salary commitments pursuant to employment agreements are $329,000 and $69,000 for 2001 and 2002, respectively.

[4]   SAVINGS AND INVESTMENT PLAN:

      The Company has a Savings and Investment Plan which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986. The Company also may make discretionary annual matching contributions in amounts determined by the Board of Directors, subject to statutory limits. The Company did not make any contributions to the 401(k) Plan during the years ended December 31, 2000 and 1999.

NOTE I - INCOME TAXES

At December 31, 2000, the Company has available net operating loss carryforwards to reduce future federal taxable income of approximately $19,607,000 for tax reporting purposes, which expire from 2009 through 2020. Pursuant to the provisions of the Internal Revenue Code, future utilization of these past losses is subject to certain limitations based on changes in the ownership of the Company's stock that have occurred.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE I - INCOME TAXES  (CONTINUED)

The principal components of deferred tax assets and valuation allowance are as follows:
                                                        YEAR ENDED
                                                       DECEMBER 31,
                                              ------------------------------
                                                  2000              1999
                                              ------------      ------------
      Deferred tax assets:
         Net operating loss carryforwards     $  7,353,000      $  6,400,000
         Options and warrants not yet
           deducted, for tax purposes              418,000
         Other                                      96,000
                                              ------------      ------------
                                                 7,867,000         6,400,000
      Valuation allowance                       (7,867,000)       (6,400,000)
                                              ------------      ------------
      Net deferred tax asset                  $          0      $          0
                                              ============      ============

The Company has recorded a valuation allowance for the full amount of its deferred tax assets as the likelihood of its future realization cannot be presently determined. The valuation allowance was increased by $1,467,000 in 2000 and $1,884,000 in 1999.

The difference between the tax benefit and the amount that would be computed by applying the statutory federal income tax rate to loss before taxes is attributable to the following:
                                                        YEAR ENDED
                                                       DECEMBER 31,
                                              ------------------------------
                                                  2000              1999
                                              ------------      ------------

      Income tax benefit - statutory rate           (34.0)%           (34.0)%
      State and local, net                           (3.5)             (3.5)
      Permanent difference - interest
         charge representing beneficial
         conversion feature on
         preferred stock                             11.7
      Increase in valuation allowance on
         deferred tax assets                         30.6              37.5
      Other                                          (4.8)
                                              ------------      ------------
                                                       0.0%              0.0%
                                              ============      ============
NOTE J - CONCENTRATIONS

[1] For the year ended December 31, 2000, sales of approximately $136,000 (12%) was from one customer. Accounts receivable at December 31, 2000 includes $80,000 (35%) from this customer.

[2] For the years ended December 31, 2000 and 1999, export sales of the Company's products amounted to approximately $125,000 and $52,000, respectively.

[3] The Company places its cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2000 the Company maintained cash balances in excess of the FDIC limit of $4,630,000.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Waltham, Commonwealth of Massachusetts, on the 16th day of April 2001.


         NETWORK-1 SECURITY SOLUTIONS, INC.


         By:   /S/ AVI A. FOGEL
               ----------------------------------------------------
                Avi A. Fogel, President and Chief Executive Officer



         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the following persons in the capacities and on the dates indicated:


NAME                         TITLE                                DATE
----                         -----                                ----

/S/ AVI A. FOGEL             President, Chief Executive           April 16, 2001
   ----------------------    Officer and Director
    Avi A. Fogel             (principal executive officer)

/S/ MURRAY P. FISH           Chief Financial Officer              April 16, 2001
   ----------------------    (principal financial officer
    Murray P. Fish            and principal accounting officer)

/S/ COREY M. HOROWITZ        Chairman of the Board of Directors   April 16, 2001
   ----------------------
    Corey M. Horowitz

/S/ EMANUEL PEARLMAN         Director                             April 16, 2001
   ----------------------
    Emanuel Pearlman

/S/ MARCUS RANUM             Director                             April 16, 2001
   ----------------------
    Marcus Ranum

                                  EXHIBIT INDEX

  Number         Description of Exhibit
  ------         ----------------------

  2.1 Merger Agreement, dated September 11, 1998, between the Company and CommHome Systems Corporation(1)

  3.1 Certificate of Incorporation of the Company, as amended (includes form of Certificate of Designation of Series C Preferred Stock and Series D Preferred Stock)(2)

  3.2            By-laws of the Company, as amended(1)

  4.1            Form of Common Stock Certificate(1)

  4.2            Company's Stock Option Plan, as amended(1)

  10.1 Employment Agreement, dated May 18, 1998, between the Company and Avi A. Fogel, and amendment, dated May 30, 1998(1)

  10.2 Employment Agreement, dated May 19, 1998, between the Company and Murray P. Fish(1)

  10.3 Agreement, dated August 30, 1996, between the Company and CMH Capital Management Corp. ("CMH"), with respect to advisory services, and amendments, dated January 15, 1997, and January 30, 1997(1)

  10.4 Agreement, dated May 14, 1998, between the Company, CMH and Applewood Associates, L.P. with respect to advisory services(1)

  10.5 Master Software License Agreement, dated November 10, 1997, between the Company and Electronic Data System Corporation, and amendment, dated May 29, 1998(1)

  10.6 Software Distribution Agreement, dated June 5, 1997, between the Company and Trusted Information Systems, Inc.(1)

  10.7 Software Distribution Agreement, dated September 26, 1997, between the Company and Trusted Information Systems, Inc.(1)

  10.8 Reseller Agreement, dated April 17, 1998, between the Company and Aventail Software Corporation(1)

  10.9 Agreement, dated May 14, 1998, between the Company and CMH, in connection with the issuance of shares for advisory fees(1)

  10.10 Exchange Agreement, dated July 8, 1998, between the Company and certain of its holders of outstanding warrants and options(1)

  10.11 Employment Agreement, dated July 31, 1998, between the Company and Joseph A. Donohue(1)

  10.12 Agreement, dated October 1, 1998, between the Company and CMH, with respect to advisory services(1)

  10.13 Agreement, dated October 20, 1998, between the Company and certain of its holders of promissory notes(1)

  10.14 Agreement of Sublease, dated December 24, 1998, between PAREXEL International Corporation and the Company and Consent to Sublease, dated January 14, 1999, between Boston Properties Limited Partnership, PAREXEL International Corporation and the Company(3)

  10.15 Securities Purchase Agreement, dated February 22, 1999 between the Company and the investors including form of Certificate of Designation of Series D Preferred Stock (Exhibit A), form of Warrant (Exhibit B) and form of Promissory Note (Exhibit D)(4)

  10.16 Asset Purchase Agreement, dated February 9, 2000, between the Company and Exodus Communications, Inc. including all exhibits and schedules(5)

  10.17 Termination Agreement, dated February 9, 2000 between the Company and William Hancock(2)

  10.18 Termination Agreement, dated February 7, 2000 between the Company and Robert Russo(2)

  21.1           List of Subsidiaries of the Company(1)


      * Filed herewith.

      (1) Incorporated by reference to the exhibit to the Registrant's Registration Statement on Form SB-2 (File Number 333-59617).

      (2) Incorporated by reference to the same numbered exhibit to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999.

      (3) Incorporated by reference to Exhibit 10.28 to Registrant's Form 8-K filed on January 4, 2000.

      (4) Incorporated by reference to Exhibit 10.29 to Registrant's Form 8-K filed on February 15, 2000.