Form 10KSB/A
period 2000-12-31
NETWORK 1 SECURITY SOLUTIONS INC
filed 2001-04-30
CIK 1065078

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)

       [ ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000.

       [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________.

                         Commission File Number: 1-14896

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                 (Name of small business issuer in its Charter)

    DELAWARE                                                    11-3027591
 (State or other                                              (IRS Employer
  jurisdiction                                            Identification Number)
of incorporation)

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

     Documents Incorporated by Reference: None

     Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

================================================================================

Part III of this Annual Report is hereby amended in its entirety to add the following information:

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


NAME                   AGE                     POSITION
----                   ---                     --------
Avi A. Fogel            46       President, Chief Executive Officer and Director

Murray P. Fish          49       Chief Financial Officer and Secretary

Joseph A. Donohue       46       Vice President of Engineering

Ted Hlibka              56       Vice President or Sales

Corey M. Horowitz       46       Chairman of the Board of Directors

Marcus J. Ranum         38       Director

Emanuel R. Pearlman     41       Director

Mark Tuomenoksa         43       Director

Jonathan Mark           47       Director

     Avi A. Fogel, age 46, has served as President, Chief Executive Officer and Director of the Company since May 1998. From March 1998 until May 1998, Mr. Fogel served as a consultant to the Company. From June 1997 until the consummation of the Company's initial public offering in November 1998, Mr. Fogel served as President and Chief Executive Officer of CommHome Systems Corporation, a development stage company engaged in the business of developing residential networking solutions, which he co-founded in June 1997. From January 1997 to June 1997, Mr. Fogel was engaged in pre-incorporation activities related to CommHome Systems Corporation. From October 1995 to December 1996, Mr. Fogel was employed by Digital Equipment Corp. as Vice President, Global Marketing. From July 1994 to October 1995, Mr. Fogel was Executive Vice President, Global Marketing and Business Development of LANNET Data Communications, Ltd., a manufacturer of LAN switching hubs located in Tel Aviv, Israel. From July 1990 to July 1994, Mr. Fogel served as President and Chief Executive Officer of LANNET, Inc., the U.S. subsidiary of LANNET Data Communications, Ltd.

     Murray P. Fish, age 49, has served as Chief Financial Officer since May 1998 and as Secretary since February 2000. From August 1997 to May 1998, Mr. Fish was an independent financial consultant. From April 1991 to August 1997, Mr. Fish served as President, Chief

Executive Officer and a director of RealWorld Corporation, a manufacturer of accounting software. From March 1989 to April 1991, Mr. Fish served as Vice President and Controller of Goldman Financial Group, Inc., a manufacturer of chemical and machine tools.

     Joseph A. Donohue, age 46, has served as Vice President of Engineering since July 1998. From April 1987 to July 1998, Mr. Donohue was employed by Stratus Computer Inc., having held the positions of Director - Windows/NT Software Development from November 1997 to July 1998, Director - Proprietary OS from July 1994 to November 1997 and Manager - Kernel Development from July 1993 to July 1994. From April 1987 to July 1993, Mr. Donohue was employed by Stratus Computer, Inc. in various engineering positions.

     Ted Hlibka, age 56, has served as Vice President of Sales since February 2001. From April 2000 to February 2001, Mr. Hlibka served as Vice President of Sales for Quintum Technologies, Inc., a manufacturer of Tenor voice over IP gateways. From September 1997 to March 2000, Mr. Hlibka served as Vice President of Sales for ViaGate Technologies, Inc., a manufacturer of multimedia access switches. From July 1987 to August 1997, Mr. Hlibka was employed by Integrated Network Corporation most recently as Vice President of Marketing and in various other sales positions.

     Corey M. Horowitz, age 46, became Chairman of the Board of Directors of the Company in January 1996 and has been a member of the Board of Directors since April 1994. Mr. Horowitz is a private investor and President and sole shareholder of CMH Capital Management Corp., a New York investment advisory and merchant banking firm, which he founded in September 1991. From January 1986 to February 1991, Mr. Horowitz was a general partner in charge of mergers and acquisitions at Plaza Securities Co., a New York investment partnership.

     Marcus J. Ranum, age 38, has served as a director of the Company since June 1998. Mr. Ranum currently serves as Chief Technology Officer of NFR Security, Inc., a development stage networking software company which he founded in March 1996. From October 1994 to February 1996, Mr. Ranum served as Chief Scientist and Executive Manager of V-One Corporation, a company engaged in the development and marketing of network security products. From June 1994 to October 1994, he served as a consultant in network security, software analysis and testing, software development and related matters. From November 1992 to June 1994, Mr. Ranum served as Senior Scientist of Trusted Information Systems, Inc. From August 1991 to November 1993, Mr. Ranum served as a consultant to Digital Equipment Corporation.

     Emanuel R. Pearlman, age 41, has served as a director of the Company since December 1999. Since May, 2000, Mr. Pearlman has served as Chief Operating Officer of Vornado Operating Corp. Since June 1998, Mr. Pearlman has also served as manager of both Beach Lane Capital LLC, a financial advisory and consulting firm, and Beach Lane Opportunity LLC, an investment partnership. In addition, since June 1995, Mr. Pearlman has served as President of M.E.P. Capital Corporation, a financial advisory and consulting firm. From October 1992 until December 1996, Mr. Pearlman was a consultant to Bally Entertainment Corporation.

     Mark Tuomenoksa, age 43, has served as a director of the Company since June 2000. Since December 1999, Mr. Tuomenoksa has served as Chief Executive Officer and Chairman of OpenReach, Inc., a company founded by him and a provider of virtual private networking (VPN) services to small and midsize companies. From August 1997 until October 1999, he served as Chief Technology Officer and Vice President of Marketing of Intel/Shiva Corporation, a network equipment company with remote access and virtual private networking products.

From April 1997 to July 1997, Mr. Tuomenoksa served as Product Planning Vice President for Lucent Technologies. From April 1996 to March 1997, Mr. Tuomenoksa served as Director of AT&T Downtown Digital, a division of AT&T engaged in the development and operation of World Wide Web and e-Commerce sites for AT&T customers. From August 1994 until March 1996, he served as Director of Interactive Media Services Development for AT&T Business Communication Services.

     Jonathan Mark, age 47, has served as a director of the Company since November 2000. Since February 2001, Mr. Mark has served as an independent consultant to technology companies. From September 1999 to January 2001, he served as Senior Managing Director of Castle Harlen, Inc., a leverage buyout firm. From September 1981 until August 1999, Mr. Mark served as a Director of Bain & Company.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

     In August 1998, the Board of Directors established an Audit Committee and a Compensation Committee, both currently consisting of Corey M. Horowitz and Emanuel R. Pearlman. The Audit Committee meets with the Company's independent auditors at least annually to review the scope and results of the annual audit; recommends to the Board the independent auditors to be retained; and receives and considers the auditors' comments as to internal controls, accounting staff and management performance and procedures in connection with audit and financial controls. All members of the Company's Audit Committee are independent as independence is defined in Rule 4200(a)(15) of the NASD listing standards. The Audit Committee has adopted a written Audit Committee Charter. The Compensation Committee is responsible for determining compensation for the executive officers of the Company, including bonuses and benefits, and will administer the Company's compensation programs, including the Company's Stock Option Plan.

     The Board of Directors does not have a nominating committee. The selection of nominees for the Board of Directors is made by the entire Board of Directors. The Board of Directors may from time to time establish other committees to facilitate the management of the Company.

     During the past fiscal year, the Company's Board of Directors held 6 meetings. The Board of Directors' Compensation Committee met 8 times during the past fiscal year. The Audit Committee met 5 times during the past fiscal year. No incumbent director failed to participate in at least 75% of all meetings of the Board of Directors and the committees on which he served during the past fiscal year.

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

DIRECTOR COMPENSATION

     To date, directors of the Company have received no cash compensation for their services as directors. The Company does not currently compensate directors who are also employees of the Company for service on the Board of Directors. All Directors are reimbursed for their expenses incurred in attending meetings of the Board of Directors and its committees. Each non-employee director receives upon joining the Board of Directors an option to purchase 20,000 shares of Common Stock when such director is first elected or appointed to the Board of Directors, with the option shares vesting over a one year period in equal quarterly amounts, under the Stock Option Plan. In addition, each non-employee director will receive an automatic option grant to purchase 5,000 shares of Common Stock on each year anniversary that such director is a member of the Board of Directors with the option shares vesting over a one year period in equal quarterly amounts, under the Stock Option Plan. All option grants to non-employee directors will be at a share exercise price equal to the fair market value of the Common Stock at the time of grant.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's executive officers, directors, and persons who own more than 10% of the Company's outstanding Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that its executive officers, directors, and greater than 10% stockholders complied during the year ended December 31, 2000 with the reporting requirements of Section 16(a).

ITEM 10. EXECUTIVE COMPENSATION

     The following table summarizes compensation paid to the Company's Chief Executive Officer and to each of its executive officers who received compensation in excess of $100,000 for services rendered in all capacities to the Company during each of the years ended December 31, 2000, 1999, and 1998. One of the Company's other employees (a non-executive officer) was among the Company's four highest compensated employees during the year ended December 31, 2000.

      SUMMARY COMPENSATION TABLE
                                                                                                        LONG TERM
                                                                                                       COMPENSATION
                                                                    ANNUAL COMPENSATION                   AWARDS
                                         YEAR          ----------------------------------------------     ------
                                         ENDED                                              OTHER         SHARES
      NAME AND                         DECEMBER                              BONUS        ANNUAL COM-   UNDERLYING
  PRINCIPAL POSITION                      31           SALARY ($)             ($)         PENSATION(1)   OPTIONS(#)
  ------------------                      --           ----------             ---         ------------   ----------
Avi A. Fogel                             2000          $171,963             $ 29,500          -            50,000
   President & Chief                     1999          $150,000             $ 28,375          -           122,116
   Executive Officer                     1998          $128,192(2)          $ 24,986          -           383,343

Robert P. Olsen
   Vice President of Sales               2000          $138,462             $ 16,481          -            30,000
    Vice President of Product            1999          $120,000             $ 24,975          -            52,758
    Management                           1998          $ 94,154(3)          $ 14,992          -            94,362

Murray P. Fish                           2000          $138,461             $ 17,713          -            30,000
    Chief Financial Officer and          1999          $120,000             $ 25,500          -            52,714
    Secretary                            1998          $ 75,692(4)          $ 14,926          -            94,185

Joseph A. Donohue                        2000          $138,462             $ 16,588          -            30,000
    Vice President of                    1999          $120,000             $ 22,125          -            52,605
     Engineering                         1998          $ 53,077(5)          $ 10,060          -            93,750

Brian Gildea                             2000          $117,013                 --            -            15,000
    Senior Account Manager

(1) The Company has concluded that the aggregate amount of perquisites and other personal benefits paid to each of the parties listed above did not exceed the lesser of ten percent (10%) of such individual's annual salary and bonus for each fiscal year indicated or $50,000.

(2) Mr. Fogel was first employed as President and Chief Executive Officer in May 1998 and served as a consultant to the Company from March 1998 to May 1998. Mr. Fogel received $33,000 as a consultant. Mr. Fogel's annual base salary during 1998 was $150,000.

(3) Mr. Olsen served as Vice President of Product Management from May 1998 until March 1999 at which time he became Vice President of Sales. Mr. Olsen served as a consultant to the Company from March 1998 to May 1998. Mr. Olsen received $18,000 as a consultant. Mr. Olsen's annual base salary during 1998 was $120,000. Effective December 29, 2000, Mr. Olsen was no longer employed by the Company.

(4)   Mr. Fish joined the Company in May 1998.

(5)   Mr. Donohue joined the Company in July 1998.

OPTION GRANTS IN 2000

     The following stock options were granted to the Company's executive officers during the year ended December 31, 2000:

                        NUMBER OF       % OF TOTAL
                         SHARES      OPTIONS GRANTED TO    EXERCISE
                       UNDERLYING        EMPLOYEES         PRICE PER     EXPIRATION
                     OPTIONS GRANTED     IN 1999(1)        SHARE (2)        DATE
                     ---------------     ----------        ---------        ----
Avi A. Fogel             50,000            9.3%           $    7.875      5/15/2010

Robert P. Olsen          30,000            5.6%           $    7.875      5/15/2010

Murray P. Fish           30,000            5.6%           $    7.875      5/15/2010

Joseph Donohue           30,000            5.6%           $    7.875      5/15/2010

---------------------------

(1) The number of options granted to employees during the year ended December 31, 2000 used to compute this percentage is based on 530,600 incentive stock options and 10,000 non-qualified stock options.

(2) All options were granted at an exercise price equal to the fair market value of the Company's Common Stock at the date of grant, as determined by the Board of Directors except for the options granted to employees of the Company's professional services group (the "PSG Employees"). Such options to purchase up to an aggregate of 104,063 shares were committed to the PSG employees on November 8, 1999 at an exercise price equal to the fair market value of the Company's Common Stock on that date; however, the options were deemed to have been granted on February 9, 2000, the date of the Company's sale of its professional services division, because the options were contingent upon the closing.

AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2000 AND 2000 FISCAL YEAR-END OPTION VALUES

     Options were exercised by executive officers of the Company during the year ended December 31, 2000. The following table sets forth information relating to options exercised by executive officers during the year ended Decdmber 31, 2000 and the fiscal year-end value of unexercised options held by executive officers on an aggregated basis:

                             Shares                   Number of Securities Underlying        Value of Unexercised
                            Acquired        Value            Unexercised Options              In-the-Money Options
                           on Exercise    Realized            at 12/31/2000 (#)            at Fiscal Year-End ($) (1)
         Name                  (#)           ($)       Exercisable      Unexercisable     Exercisable      Unexercisable
         ----              -----------    --------     -----------      -------------     -----------      -------------
         Avi A. Fogel           --        $   --         376,393           179,067          $249,148          $ 92,367
         Robert P. Olsen      70,779       640,886        37,768           139,352          $ 11,770          $ 41,729
         Murray P. Fish       51,884       455,474        56,500           120,399          $ 29,914          $ 23,504
         Joseph Donohue       55,236       531,625        52,748           123,607          $ 11,979          $ 41,242

(1) Options are "in-the-money" if the market price of the Common Stock on December 31, 2000 ($3.3125) exceeds the exercise price of such options. The value of such options is calculated by determining the difference between the aggregate market price of the Common Stock underlying the options on December 31, 2000 and the aggregate exercise price of such options.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND
CHANGE-IN-CONTROL ARRANGEMENTS

EMPLOYMENT AGREEMENTS

     On May 18, 1998, the Company entered into an employment agreement with Avi
A. Fogel, pursuant to which Mr. Fogel serves as the Company's Chief Executive Officer and President for a four year term at an annual base salary of $150,000 per year subject to annual increases in base salary of up to 20% at the discretion of the Compensation Committee of the Board of Directors. In May 2000, Mr. Fogel's annual base salary was increased to $185,000 per year. Mr. Fogel is eligible to receive an additional annual cash bonus of up to $50,000 as determined by the Compensation Committee of the Board of Directors in its discretion. In addition, upon execution of his employment agreement, Mr. Fogel received five year options to purchase 294,879 shares of the Company's Common Stock at an exercise price of $2.42 per share. The options granted to Mr. Fogel vested as to 34% of the shares covered thereby at the time of execution of his employment agreement and vest as to 22% of the shares covered thereby on each of the first three anniversaries thereafter, subject to acceleration upon a change of control of the Company. In the event Mr. Fogel's employment agreement is terminated "other than for cause" (as defined in the agreement), he shall be entitled to (i) the vesting of all options in the year of termination and 50% of the options that would have vested in the year following termination and (ii) the lesser of one year's base salary or the base salary for the balance of the term of the agreement. Mr. Fogel has agreed not to disclose any confidential information of the Company during the term of his employment or at any time thereafter or to compete with the Company during the term of his agreement and for a period of two years thereafter in the event of termination for cause.

     On May 19, 1998, the Company entered into an employment agreement with Murray P. Fish pursuant to which Mr. Fish agreed to serve as the Company's Chief Financial Officer for a three year term at an annual salary of $120,000 per annum, subject to an additional cash bonus of $30,000 as determined by the Compensation Committee of the Board of Directors in its discretion. In May 2000, Mr. Fish's annual base salary was increased to $150,000 per year. Upon execution of his employment agreement, Mr. Fish received an incentive stock option to purchase 58,500 shares of the Company's Common Stock at an exercise price of $5.60 per share. The options granted to Mr. Fish vested as to 34% of the shares covered thereby upon execution of the agreement and vest as to 22% on each of the first three anniversaries thereafter, subject to acceleration upon a change of control of the Company. In the event Mr. Fish's employment agreement is terminated "other than for cause" (as defined in the agreement), he shall be entitled to (i) the vesting of all options in the year of termination and 50% of the options that would have vested in the year following termination and (ii) the lesser of six months base salary or the base salary for the balance of the term of the agreement. Mr. Fish has agreed not to disclose any confidential information of the Company during the term of his employment or at any time thereafter or to compete with the Company during the term of his agreement and for a period of two years thereafter in the event of termination for cause. The Company's employment agreement with Mr. Fish expires on May 19, 2001.

     On July 31, 1998, the Company entered into an employment agreement with Joseph A. Donohue pursuant to which Mr. Donohue agreed to serve as the Company's Vice President of Engineering for a three year term at an annual salary of $120,000 per annum, subject to an additional cash bonus of $30,000 as determined by the Compensation Committee of the Board of Directors in its discretion. In May 2000, Mr. Donohue's annual base salary was increased to $150,000 per year. In connection with his employment, Mr. Donohue received an incentive stock option to purchase 62,500 shares of the Company's Common Stock at an exercise price of $6.00 per share. The options granted to Mr. Donohue vested as to 34% of the shares covered thereby upon execution of the agreement and 22% of the shares covered thereby on each of the first three anniversaries thereafter, subject to acceleration upon a change of control of the Company. In the event Mr. Donohue's employment agreement is terminated "other than for cause" (as defined in the agreement), he shall be entitled to (i) the vesting of all options in the year of termination and 50% of the options that would have vested in the year following termination and (ii) the lesser of six months base salary or the base salary for the balance of the term of the agreement. Mr. Donohue has agreed not to disclose any confidential information of the Company during the term of his employment or at any time thereafter or to compete with the Company during the term of his agreement and for a period of two years thereafter in the event of termination for cause. The Company's employment with Mr. Donohue expires on July 31, 2001.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of the Company's shares of Common Stock as of April 27, 2001 by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director and nominee, (iii) each of the executive officers of the Company, and (iv) all executive officers and directors of the Company as a group.

      NAME AND ADDRESS OF                NUMBER OF SHARES              PERCENTAGE OF SHARES
      BENEFICIAL OWNER                   BENEFICIALLY OWNED            BENEFICIALLY OWNED(1)
      ----------------                   ------------------            ---------------------
   Wheatley Partners II, L.P. (2)            1,194,659                       18.5%

   Corey M. Horowitz(3)                        896,991                       13.4%
     CMH Capital Management Corp.

   Barry Rubenstein(4)                         677,776                         10%
      Woodland Venture Fund
      Seneca Ventures
      Woodland Partners

   Avi A. Fogel(5)                             522,423                        7.5%

   Murray P. Fish(6)                            77,370                        1.2%

   Joseph A. Donohue(7)                         60,748                          *

   Emanuel R. Pearlman(8)                       42,072                          *

   Mark Tuomenoksa(9)                           20,000                          *

   Jonathan Mark(10)                            10,000                          *

   Marcus Ranum(11)                              4,375                          *

   All officers and directors as             1,633,979                       22.1%
     a group (8 Persons)

-------------------------------------

*          Less than 1%.

(1) Unless otherwise indicated, the Company believes that all persons named in the above table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities held by such person (but not those held by any other person) and which are exercisable or convertible within 60 days have been exercised and converted. Assumes a base of 6,458,347 shares of Common Stock outstanding. Except as otherwise indicated, the address for each beneficial owner is c/o Network-1 Security Solutions, Inc., 1601 Trapelo Road, Reservoir Place, Waltham, Massachusetts 02451.

(2)   Does not include (i) 31,040, 23,280, 31,040, 4,656 and 3,104 shares of
      Common Stock beneficially owned by Barry Rubenstein, Irwin Lieber, Barry Fingerhut, Seth Lieber and Jonathan Lieber, respectively, each of whom is a general partner of Wheatley Partners II, L.P. ("Wheatley") and (ii) an aggregate of 606,028 shares of Common Stock subject to currently exercisable warrants and options and convertible securities beneficially owned by Barry Rubenstein (361,328 shares), Irwin Lieber (162,736 shares), Barry Fingerhut (65,572 shares) and Jonathan Lieber (16,392 shares). Each of Messrs. Rubenstein, I. Lieber, Fingerhut, S. Lieber and J. Lieber disclaims beneficial ownership of the shares held by Wheatley, except to the extent of their equity interest therein. Wheatley's business address is 80 Cuttermill Road, Great Neck, New York 11021.

(3) Includes (i) 486,303 shares of common stock held by Mr. Horowitz, (ii) 41,250 shares of common stock subject to currently exercisable stock options held by Mr. Horowitz, (iii) 155,463 shares of common stock held by CMH Capital Management Corp. ("CMH"), (iv) 124,936 shares of common stock subject to currently exercisable warrants held by CMH, (v) 85,220 shares of common stock subject to currently exercisable warrants held by Mr. Horowitz, (vi) 2,291 shares of Common Stock held by Horowitz Partners, a general partnership of which Mr. Horowitz is a partner and (vii) 1,528 shares of Common Stock held by Donna Slavitt, Mr. Horowitz' wife. Does not include 11,875 shares of common stock subject to stock options which are not currently exercisable. The address of CMH Capital Management Corp. is 885 Third Avenue, New York, New York 10022.

(4) Includes (i) 31,040 shares of Common Stock held by Mr. Rubenstein, (ii) 47,500 shares of common stock subject to currently exercisable stock options held by Mr. Rubenstein, (iii) 49,664 shares of common stock subject to currently exercisable warrants held by Mr. Rubenstein, (iv) 151,628 and 133,780 shares of common stock held by Woodland Venture Fund and Seneca Ventures, respectively, (v) 32,787, 16,393, 16,393, 234 and 234 shares of common stock subject to currently exercisable warrants held by Woodland Venture Fund, Seneca Ventures, Woodland Partners, Barry Rubenstein and Marilyn Rubenstein, respectively, (vi) 32,787, 16,393, 16,393, 234 and 234 shares of common stock issuable upon conversion of Series D Preferred Stock held by Woodland Venture Fund, Seneca Ventures, Woodland Partners, Barry Rubenstein and Marilyn Rubenstein, respectively,
      (vii) 32,787, 16,393, 16,393, 234 and 234 shares of common stock subject to warrants underlying certain promissory notes held by Woodland Venture Fund, Seneca Ventures, Woodland Partners, Barry Rubenstein and Marilyn Rubenstein, respectively, and (viii) 32,787, 16,393, 16,393, 234 and 234 shares of common stock issuable upon conversion of Series D Preferred Stock underlying certain promissory notes held by Woodland Venture Fund, Seneca Ventures, Woodland Partners, Barry

      Rubenstein and Marilyn Rubenstein, respectively. Barry Rubenstein and Woodland Services Corp. are the general partners of Woodland Venture Fund and Seneca Ventures. Barry Rubenstein is the President and sole director of Woodland Services Corp. Barry Rubenstein is the general partner of Woodland Partners. Barry Rubenstein is a general partner of Wheatley Partners II, L.P. Marilyn Rubenstein is the wife of Barry Rubenstein. Mr. Rubenstein disclaims beneficial ownership of the shares of common stock held by Wheatley Partners II, L.P., except to the extent of his equity interest therein. The address of Barry Rubenstein is 68 Wheatley Road, Brookville, New York 11545. The address for Wheatley Partners II, L.P., is 80 Cuttermill Road, Great Neck, New York 11021. The address for Woodland Venture Fund, Seneca Ventures and Woodland Partners is c/o Barry Rubenstein, 68 Wheatley Road, Brookville, New York 11545.

(5) Includes (i) 49,700 shares of Common Stock owned by Mr. Fogel, (ii) 456,066 shares of common stock subject to currently exercisable stock options, and (iii) 16,657 shares of common stock subject to currently exercisable warrants. Does not include 164,538 shares subject to stock options which are not currently exercisable.

(6) Includes 77,370 shares of Common Stock subject to currently exercisable stock options issued to Mr. Fish pursuant to the Stock Option Plan. Does not include 78,899 shares of Common Stock subject to stock options which are not currently exercisable.

(7) Includes 60,748 shares of Common Stock subject to currently exercisable stock options issued to Mr. Donohue pursuant to the Stock Option Plan. Does not include 90,651 shares of Common Stock subject to stock options which are not currently exercisable.

(8) Includes (i) 4,430 shares of Common Stock owned by an entity controlled by Mr. Pearlman, (ii) 21,250 shares of common stock subject to currently exercisable options issued to Mr. Pearlman pursuant to the Stock Option Plan, (iii) 4,098 shares of common stock subject to currently exercisable warrants, (iv) 4,098 shares of common stock issuable upon conversion of Series D Preferred, (v) 4,098 shares of common stock subject to currently exercisable warrants underlying certain promissory notes and (vi) 4,098 shares of common stock issuable upon conversion of Series D Preferred Stock underlying certain promissory notes. Does not include 13,750 shares of common stock subject to options not currently exercisable.

(9) Includes 20,000 shares of Common Stock subject to currently exercisable stock options issued to Mr. Tuomenoksa pursuant to the Stock Option Plan. Does not include 5,000 shares of Common Stock subject to stock options which are not currently exercisable.

(10) Includes 10,000 shares of Common Stock subject to currently exercisable stock options issued to Mr. Mark pursuant to the Stock Option Plan. Does not include 15,000 shares of Common Stock subject to stock options which are not currently exercisable.

(11) Includes 5,625 shares of Common Stock subject to currently exercisable stock options issued to Mr. Ranum pursuant to the Stock Option Plan. Does not include 2,950 shares of Common Stock subject to stock options which are not currently exercisable.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On January 13, 1999, the Company entered into an agreement with Robert Russo, then Vice President of Professional Services, pursuant to which $71,615 of deferred salary owed to Mr. Russo was satisfied in full by the payment of $40,000 in cash and the issuance of 5,855 shares of the Company's Common Stock at a price per share of $5.40.

     On March 10, 1999, the Company entered into an agreement with William Hancock, then Chief Technology Officer, pursuant to which the Company agreed to loan to Mr. Hancock up to $100,000, at an interest rate of 6.5% per annum, to be used by Mr. Hancock to satisfy certain outstanding personal tax obligations. In consideration for such loan, Mr. Hancock pledged 50,000 shares of Common Stock of the Company as security for the repayment of the loan. As of March 10, 2000, the loan was repaid in full.

     On December 22, 1999, the Company entered into a Securities Purchase Agreement for the private sale of $3,000,000 of preferred stock, warrants and notes to a group of 39 investors, including entities affiliated with Barry Rubenstein and Corey M. Horowitz, both principal stockholders of the Company, Avi Fogel, a director, President and Chief Executive Officer of the Company and Emanuel R. Pearlman, a director of the Company. In the offering the Company issued 491,803 shares of Series D Preferred Stock at $3.05 per share and warrants to purchase 491,803 shares of Common Stock at an exercise price of $3.00 per share, subject to certain adjustments (which resulted in a reduction of the exercise price to $1.00 per share). The Company also issued convertible promissory notes (the "Notes") in the principal amount of $1.5 million at an interest rate of 8% per year. Subject to stockholder approval, the Notes are convertible into an additional 491,803 shares of Series D Preferred Stock (up to 570,492 shares if you include potential interest through maturity of such notes) and warrants to purchase an additional 491,803 shares of Common Stock (up to 570,492 shares if you include interest through maturity of such notes) at an exercise price of $1.00 per share reduced from $3.00 per share as referenced above). On April 28, 2000, the conversion feature of the Notes was approved by the Stockholders of the Company.

                                   SIGNATURES


           In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Waltham, Commonwealth of Massachusetts, on the 27th day of April 2001.


                                 NETWORK-1 SECURITY SOLUTIONS, INC.


                                 By  /s/ Avi A. Fogel
                                     -----------------------------
                                     Avi A. Fogel,
                                     President and Chief Executive Officer



           In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the following persons in the capacities and on the dates indicated:

NAME                               TITLE                               DATE
----                               -----                               ----

/s/ Avi A. Fogel                   President, Chief Executive     April 27, 2001
---------------------------------  Officer and Director
Avi A. Fogel                       (principal executive officer)



/s/ Murray P. Fish                 Chief Financial Officer        April 27, 2001
---------------------------------  (principal financial officer
Murray P. Fish                     and principal accounting officer)



/s/ Corey M. Horowitz              Chairman of the Board          April 27, 2001
---------------------------------  of Directors
Corey M. Horowitz



/s/ Emanuel Pearlman               Director                       April 27, 2001
---------------------------------
Emanuel Pearlman



/s/ Marcus Ranum                   Director                       April 27, 2001
---------------------------------
Marcus Ranum