Form 10QSB
period 2001-03-31
NETWORK 1 SECURITY SOLUTIONS INC
filed 2001-05-21
CIK 1065078

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                  781-522-3400
                           (ISSUER'S TELEPHONE NUMBER)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of May 1, 2001 there were 6,458,347 shares of Common Stock, $.01 par value per share, and 107,023 shares of Series D Convertible Preferred Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):
Yes [  ]  No [X]
================================================================================

                       NETWORK-1 SECURITY SOLUTIONS, INC.

                                      INDEX



                                                                                                                            Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
         Balance Sheets as of March 31, 2001 (unaudited) and December 31, 2000..................................................3

         Statements of Operations for the three months ended March 31, 2001 and 2000 (unaudited)................................4

         Statement of Stockholders' Equity for the three months ended March 31, 2001 (unaudited)
         and for the year ended December 31, 2000...............................................................................5

         Statements of Cash Flows for the three months ended March 31, 2001 and 2000 (unaudited)............................... 6

         Notes to Financial Statements..........................................................................................7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..............................................................8

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................................................................13

Item 2.  Changes in Securities and Use of Proceeds.............................................................................13

Item 3.  Defaults Upon Senior Securities.......................................................................................13

Item 4.  Submission of Matters to a Vote of Security Holders...................................................................13

Item 5.  Other Information.....................................................................................................13

Item 6.  Exhibits and Reports on Form 8-K......................................................................................13

SIGNATURES.....................................................................................................................14

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                                 BALANCE SHEETS

                                                                                March 31, 2001     December 31, 2000
                                                                                 ------------         ------------
                                                                                  (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                     $  3,638,000         $  4,425,000
   Accounts receivable - net of allowance for doubtful accounts
      of $90,000 and $80,000 respectively                                             413,000              227,000
   Prepaid expenses and other current assets                                          103,000              153,000
   Due from purchaser of discontinued operations                                       59,000               59,000
                                                                                 ------------         ------------
      Total current assets                                                          4,213,000            4,864,000

Equipment and fixtures                                                                420,000              437,000
Capitalized software costs - net                                                      688,000              625,000
Security deposits                                                                      89,000               81,000
                                                                                 ------------         ------------
                                                                                 $  5,410,000         $  6,007,000
                                                                                 ============         ============
LIABILITIES
Current liabilities:
   Notes payable - related parties                                               $    326,000         $    326,000
   Notes payable - others                                                             338,000              343,000
   Accounts payable                                                                   195,000              224,000
   Accrued expenses and other current liabilities                                     675,000              696,000
   Interest payable - related parties                                                  33,000               27,000
   Interest payable - others                                                           34,000               28,000
   Deferred revenue                                                                   224,000              181,000
                                                                                 ------------         ------------
      Total current liabilities                                                     1,825,000            1,825,000

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock - $.01 par value; authorized 5,000,000 shares;
Series A -10% cumulative, none issued and outstanding
Series B - none issued and outstanding
Series C - none issued and outstanding
Series D -107,023 and 115,220 shares issued and outstanding, respectively               1,000                1,000
Common stock - $.01 par value; authorized 25,000,000 shares;
    6,458,347 and 6,448,363 shares issued and outstanding, respectively                65,000               65,000
Additional paid-in capital                                                         31,049,000           30,705,000
Accumulated deficit                                                               (27,494,000)         (26,482,000)
Unearned portion of compensatory stock options                                        (36,000)            (107,000)
                                                                                 ------------         ------------
                                                                                    3,585,000            4,182,000
                                                                                 ------------         ------------
                                                                                 $  5,410,000         $  6,007,000
                                                                                 ============         ============

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                            STATEMENTS OF OPERATIONS

                                                         Three Months Ended March 31,
                                                        -------------------------------
                                                            2001               2000
                                                        -----------         -----------
                                                        (Unaudited)         (Unaudited)
Revenues:
   Licenses                                             $   396,000         $   157,000
   Services                                                  61,000              35,000
                                                        -----------         -----------
          Total revenues                                    457,000             192,000

Cost of revenues:
   Amortization of software development costs                62,000              61,000
   Cost of licenses                                          14,000               6,000
   Cost of services                                          62,000              28,000
                                                        -----------         -----------
                                                            138,000              95,000
                                                        -----------         -----------
Gross profit                                                319,000              97,000
                                                        -----------         -----------

Operating expenses:
   Product development                                      612,000             293,000
   Selling and marketing                                    896,000             488,000
   General and administrative                               494,000             517,000

                                                        -----------         -----------
                                                          2,002,000           1,298,000
                                                        -----------         -----------
Loss from continuing operations before interest          (1,683,000)         (1,201,000)

Interest income - net                                        41,000              33,000
                                                        -----------         -----------

Loss from continuing operations                          (1,642,000)         (1,168,000)
Income from discontinued operations                         630,000           2,028,000
                                                        -----------         -----------
Net (loss) income                                       $(1,012,000)        $   860,000
                                                        ===========         ===========

Per common share information - basic and diluted
    Loss from continuing operations                     $     (0.26)        $     (0.22)
    Income from discontinued operations                        0.10                0.38
                                                        -----------         -----------
    Net (loss) income                                   $     (0.16)        $      0.16
                                                        ===========         ===========
Weighted average number of common
     shares outstanding                                   6,455,316           5,326,112
                                                        ===========         ===========

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                            Common Stock                     Preferred Stock
                                                    -----------------------------     ------------------------------
                                                       Shares           Amount           Shares            Amount
                                                    ------------     ------------     ------------      ------------
Balance - December 31, 1998                            4,366,520     $     44,000          562,836      $      6,000

Amortization of compensatory stock options                  --               --               --                --
Issuance of common stock and options for
services rendered and payment of liability                 5,855             --               --                --
Conversion of Series C preferred stock                   562,836            6,000         (562,836)           (6,000)
Issuance of Series D preferred stock and
   warrants, net of expense of $34,000                      --               --            491,803             5,000
Beneficial conversion feature of Series D
   preferred stock and related imputed dividend             --               --               --                --

Net loss                                                    --               --               --                --
                                                    ------------     ------------     ------------      ------------
Balance - December 31, 1999                            4,935,211           50,000          491,803             5,000

Amortization of compensatory stock options                  --               --               --                --
Conversion of Series D preferred stock                   376,583            4,000         (376,583)           (4,000)
Exercise of employee & non-employee
   stock options                                         470,051            5,000             --                --
Exercise of Warrants                                     384,091            4,000             --                --
Conversion of Notes and Accrued Interest                 282,427            2,000             --                --
Compensation charge for issuance of non-
   qualified stock options                                  --               --               --                --
Compensation charge for accelerated
   vesting of stock options                                 --               --               --                --
Beneficial conversion feature of Series D
   preferred stock underlying notes payable
   and related debt discount                                --               --               --                --
Issuance of warrants and options for services               --               --               --                --
Unearned portion of compensatory warrants                   --               --               --                --

Net loss                                                    --               --               --                --
                                                    ------------     ------------     ------------      ------------
Balance - December 31, 2000 (Audited)                  6,448,363     $     65,000          115,220      $      1,000

Amortization of compensatory stock options                  --               --               --                --
Conversion of Series D preferred stock                     8,197             --             (8,197)             --
Conversion of Notes and Accrued Interest                   1,787             --               --                --
Amortization of compensatory warrants                       --               --               --                --
Compensation charge for issuance of non-
   qualified stock options                                  --               --               --                --
Compensation charge for issuance of
   warrants                                                 --               --               --                --

Net loss                                                    --               --               --                --
                                                    ------------     ------------     ------------      ------------
Balance - March 31, 2001 (Unaudited)                   6,458,347     $     65,000          107,023      $      1,000
                                                    ============     ============     ============      ============

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY(continued)

                                                                                         Unearned
                                                      Additional                        Portion of
                                                       Paid-in        Accumulated      Compensatory
                                                       Capital          Deficit        Stock Options         Total
                                                     ------------     ------------      ------------      ------------
Balance - December 31, 1998                         $ 20,819,000     $(13,247,000)     $   (383,000)     $  7,239,000

Amortization of compensatory stock options                  --               --             249,000           249,000
Issuance of common stock and options for
services rendered and payment of liability               161,000             --                --             161,000
Conversion of Series C preferred stock                      --               --                --                   0
Issuance of Series D preferred stock and
   warrants, net of expense of $34,000                 1,461,000             --                --           1,466,000
Beneficial conversion feature of Series D
   preferred stock and related imputed dividend        1,500,000       (1,500,000)             --                   0

Net loss                                                    --         (6,946,000)             --          (6,946,000)
                                                    ------------     ------------      ------------      ------------
Balance - December 31, 1999                           23,941,000      (21,693,000)         (134,000)        2,169,000

Amortization of compensatory stock options                  --               --             108,000           108,000
Conversion of Series D preferred stock                      --               --                --                --
Exercise of employee & non-employee
   stock options                                       2,255,000             --                --           2,260,000
Exercise of Warrants                                   1,207,000             --                --           1,211,000
Conversion of Notes and Accrued Interest                 859,000             --                --             861,000
Compensation charge for issuance of non-
   qualified stock options                               525,000             --                --             525,000
Compensation charge for accelerated
   vesting of stock options                              269,000             --                --             269,000
Beneficial conversion feature of Series D
   preferred stock underlying notes payable
   and related debt discount                           1,500,000             --                --           1,500,000
Issuance of warrants and options for services             68,000             --                --              68,000
Unearned portion of compensatory warrants                 81,000             --             (81,000)             --

Net loss                                                    --         (4,789,000)             --          (4,789,000)
                                                    ------------     ------------      ------------      ------------
Balance - December 31, 2000 (Audited)               $ 30,705,000     $(26,482,000)     $   (107,000)     $  4,182,000

Amortization of compensatory stock options                  --               --              17,000            17,000
Conversion of Series D preferred stock                      --               --                --                --
Conversion of Notes and Accrued Interest                   5,000             --                --               5,000
Amortization of compensatory warrants                       --               --              54,000            54,000
Compensation charge for issuance of non-
   qualified stock options                               230,000             --                --             230,000
Compensation charge for issuance of
   warrants                                              109,000             --                --             103,000

Net loss                                                    --         (1,012,000)             --            (953,000)
                                                    ------------     ------------      ------------      ------------
Balance - March 31, 2001 (Unaudited)                $ 31,049,000     $(27,494,000)     $    (36,000)     $  3,585,000
                                                    ============     ============      ============      ============

                       NETWORK-1 SECURITY SOLUTIONS, INC.
               STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED

                                                                                        March 31,
                                                                             -------------------------------
                                                                                2001                2000
                                                                             -----------         -----------
                                                                             (Unaudited)         (Unaudited)
Cash flows from operating activities:
Loss from continuing operations                                              $(1,642,000)        $(1,168,000)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
   Issuance of common stock option and warrants for
      services rendered                                                                0              43,000
   Provision for doubtful accounts                                                10,000              (5,000)
   Amortization of compensatory stock options and warrants                       180,000                   0
   Depreciation and amortization                                                  96,000              90,000
Changes in:
   Accounts receivable                                                          (196,000)            (87,000)
   Prepaid expenses and other current assets                                      50,000             (23,000)
   Accounts payable, accrued expenses and
      other current liabilities                                                  (50,000)             21,000
   Interest Payable                                                               13,000              30,000
   Deferred revenue                                                               43,000              22,000
                                                                             -----------         -----------
Net cash used in continuing operations                                        (1,496,000)         (1,077,000)
Cash provided by (used in) discontinued operations                                     0              10,000
                                                                             -----------         -----------
    Net cash used in operating activities                                     (1,496,000)         (1,067,000)

Cash flows from investing activities:
   Acquisitions of equipment and fixtures                                        (18,000)            (49,000)
   Capitalized software costs                                                   (125,000)           (100,000)
   Security deposit                                                               (8,000)
   Loan to officer                                                                     0              88,000
   Net proceeds from sale of professional services group                         860,000           2,700,000
                                                                             -----------         -----------
      Net cash provided by (used in) investing activities                        709,000           2,639,000
                                                                             -----------         -----------
Cash flows provided by financing activities:
   Proceeds from exercise of options and warrants                                      0           2,929,000
                                                                             -----------         -----------

Net increase (decrease) in cash and cash equivalents                            (787,000)          4,501,000
Cash and cash equivalents - beginning of period                                4,425,000           3,023,000
                                                                             -----------         -----------
Cash and cash equivalents - end of period                                    $ 3,638,000         $ 7,524,000
                                                                             ===========         ===========
Supplemental disclosures of noncash investing and financing activity:
   Conversion of notes payable and accrued interest into
      1,787 shares of common stock                                           $     5,000         $      --
                                                                             ===========         ===========
   Compensation charge for non qualified stock options related
      to employees of discontinued operations                                $   230,000         $   794,000
                                                                             ===========         ===========

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.   FINANCIAL STATEMENT PRESENTATION

           a. The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information contained herein not misleading. These interim financial statements and the notes thereto should be read in conjunction with the financial statements included in the Company's Form 10-KSB filed on April 17, 2001 for the year ended December 31, 2000.

                 In the Company's opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information shown have been included.

           b. The results of operations for the three months ended March 31, 2001 presented herein are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2001.

           c. Basic loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. As all potential common shares are anti-dilutive to the loss from continuing operations, they are not included in the calculation of diluted loss per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2000 IN THE SECTION ENTITLED "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" AS WELL AS THOSE RISKS DISCUSSED ELSEWHERE IN THIS REPORT.

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

           To date, the Company has incurred significant losses and, at March 31, 2001, had an accumulated deficit of $ 27,494,000. In addition, since March 31, 2001, the Company has continued to incur significant operating losses. The Company expects to incur substantial operating expenses in the future to support its product development activities, as well as continue to expand its domestic and international sales activities and marketing capabilities.

           Management believes it currently has cash to fund its operations until December 31, 2001 (or earlier if the Company does not achieve certain revenue assumptions) (See "Liquidity and Capital Resources" on page 11 of this report ). The Company is currently seeking additional financing, but it may not be able to secure such financing. The inability of the Company to obtain such financing would have a material adverse effect on the Company requiring it to curtail or possibly cease operations.

           In February 2000, the Company completed the sale of its professional services business for a sales price of $3.815 million which included $1.115 million held in escrow subject to certain former employees of the Company remaining employed by the purchaser for at least one year and the purchaser securing certain minimum purchase orders within ninety (90) days of the closing. The Company received $1,000,000 from escrow during the three months ended March 31, 2001 and received the additional $115,000 in April 2001 plus interest. In connection with the sale, the Company agreed not to offer any professional consulting services competitive with the purchaser until the second anniversary of the closing. Effective upon the sale, the Company granted options to acquire 104,063 shares of Common Stock at $2.91 per share to certain employees of the professional services business. In connection therewith, the Company incurred a compensation charge of $794,000 based upon the intrinsic value of the portion of the options vesting at such date and acceleration of other options. The balance of the options vested one year after the closing and an additional charge of $230,000 was incurred related to these options. The sale has been accounted for by the Company as a sale of a discontinued operation.

           The Company's software products have not yet achieved market acceptance. The future success of the Company is largely dependent upon market acceptance of its CYBERWALLPLUS family of software products.

While the Company believes that its family of software products offer advantages over competing products for network security, license revenue from network security software products since the introduction of FireWall/Plus (June 1995), a predecessor product line, through March 31, 2001 has only been $4,296,000, including a non-refundable pre-paid royalty of $500,000 in 1997. From January 1999 through March 31, 2001, license revenue from CYBERWALLPLUS has only been $1,563,000. CYBERWALLPLUS may not achieve significant market acceptance. Revenue from such commercial products depend on a number of factors, including the influence of market competition, technological changes in the network security market, the Company's ability to design, develop and introduce enhancements on a timely basis, and the ability of the Company to successfully establish and maintain distribution channels. The failure of CYBERWALLPLUS to achieve significant market acceptance as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business, operating results and financial condition.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH  31, 2000

           Revenues increased by $265,000 or 138%, from $192,000 for the three months ended March 31, 2000 to $457,000 for the three months ended March 31, 2001, primarily as a result of an increase in license revenues during the three months ended March 31, 2001. License revenues increased by $239,000 or 152%, from $157,000 for the three months ended March 31, 2000 to $396,000 for the three months ended March 31, 2001, primarily due to the increased demand in security products. Revenue for the three months ended March 31, 2001 included a large CyberwallPLUS server license issued to a major university totaling $135,000. The Company recognized $103,000 in revenue from its distributor in China. In addition, management believes that customers are becoming more aware of the potential impact of security breaches, and that companies are allocating increasing resources to safeguard their assets. Service revenues increased by $26,000 or 74%, from $35,000 for the three months ended March 31, 2000 to $61,000 for the three months ended March 31, 2001 primarily due to increased training revenue. The Company's revenues from customers in the United States represented 89% of its revenues during the three months ended March 31, 2000 and 68% of its revenues during the three months ended March 31, 2001, respectively.

           Cost of revenues consists of amortization of software development costs, cost of licenses and cost of services. Amortization of software development costs increased by $1,000 or 2%, from $61,000 for three months ended March 31, 2000 to $62,000 for the three months ended March 31, 2001, representing 39% and 16% of license revenues, respectively.

           Cost of licenses consist of software media (disks), documentation, product packaging, production costs and product royalties. Cost of licenses increased by $8,000 or 133%, from $6,000 for the three months ended March 31, 2000 to $14,000 for the three months ended March 31, 2001, each representing 4% of license revenues. Cost of licenses as a percentage of license revenues may fluctuate from period to period due to changes in product mix, changes in the number or size of transactions recorded in a given period or an increase or decrease in licenses of products which would require the Company to pay royalties to third parties.

           Cost of services consists of salaries, benefits and overhead associated with the technical support of maintenance contracts. Cost of services increased by $34,000 or 121%, from $28,000 for the three months ended March 31, 2000 to $62,000 for the three months ended March 31, 2001, representing 80% and 102% of service revenues, respectively. The increase in cost of services in dollar amount and as a percentage of service revenues resulted primarily from increased personnel costs to support the projected sales growth. Cost of services as a percentage of service revenues may fluctuate from period to period due to changes in support headcount and related benefit costs.

           Gross profit was $97,000 for the three months ended March 31, 2000 compared to a gross profit of $319,000 for the three months ended March 31, 2001, representing 51% and 70% of revenues, respectively. The increase in gross profit was primarily due to the increase in license revenue.

           Product development consists of salaries, benefits, bonuses, travel and related costs of the Company's product development personnel, including consulting fees, the costs of computer equipment used in product and technology development. Product development expense increased $319,000 or 109%, from $293,000 for three months ended March 31, 2000 to $612,000 for the three months ended March 31, 2001, representing 153% and 133% of revenues, respectively. Total product development costs, including capitalized costs of $100,000 for the three months ended March 31, 2000 and $125,000 for the three months ended March 31, 2001, were $393,000 and $737,000 for the three months ended March 31, 2000 and March 31, 2001, respectively. The increase in total product development costs was due primarily to the use of outside programmers services of $220,000 and non cash warrant compensation of $109,000.

           Selling and marketing expenses consist primarily of salaries, including commissions, benefits, bonuses, travel, advertising, public relations, consultants and trade shows. Selling and marketing expenses increased by $408,000 or 84%, from $488,000 for the three months ended March 31, 2000 to $896,000 for the three months ended March 31, 2001, representing 254% and 196% of revenues, respectively. The increase in selling and marketing expenses was due primarily to an increase of $382,000 in personnel costs and travel expenditures related to the hiring of a sales force and personnel hired in 2000 which replaced the use of outside consultants in public relations and marketing.

           General and administrative expenses include employee costs, including salary, benefits, travel and other related expenses associated with management, finance and accounting operations, and legal and other professional services provided to the Company. General and administrative expenses decreased by $23,000 , from $517,000 for the three months ended March 31, 2000 to $494,000 for the three months ended March 31, 2001, representing 269% and 108% of revenues, respectively. Increases in financing costs of $39,000, non-cash charges of $54,000 relating to the amortization of the value of warrants granted to outside consultants in November 2000, and an increase in rent of $22,000 which was offset by decreases in investor relations expenses of $52,000, telecommunication costs of $13,000, professional fees of $44,000 and non-cash charges of $26,000 relating to the amortization of the value of stock options granted to the Company's Chief Executive Officer in May 1998.

           Net interest income increased by $8,000 or 24%, from $33,000 for the three months ended March 31, 2000 to $41,000 for the three months ended March 31, 2001, representing 17% and 9% of revenues, respectively. The Company completed a Series D Preferred Stock, warrant and promissory note financing on December 22, 1999 and recorded interest expense of $30,000 related to offering of the promissory notes for the three months ended March 31, 2000 and $13,000 for the three months ended March 31, 2001.

           Income from discontinued operations decreased by $1,398,000 or 69%, from $2,028,000 for the three months ended March 31, 2000 to $630,000 for the three months ended March 31, 2001. Income from discontinued operations for the three months ended March 31, 2001 was due to the payment of $1,000,000 for retention of all the employees of the professional services group for a period of one year less the $140,000 retention bonus due the employees of the professional services group and a non-cash charge of $230,000 relating to the issuance of non-qualified options which were granted on November 8, 2000 at fair market value but were contingent upon the closing of the transaction which resulted in an additional charge for the three months ended March 31, 2001. Additional purchase price of $115,000 plus interest was still being held in escrow at March 31, 2001 and was received by the Company in April 2001. In connection with such sale, the Company has agreed not to offer any professional or consulting services competitive with those services offered by purchaser for a period of two years from the closing date.

           No provision for or benefit from federal, state or foreign income taxes was recorded for three months ended March 31, 2000 or March 31, 2001 because the Company incurred net operating losses and fully reserved its deferred tax assets as their future realization could not be determined.

           As a result of the foregoing, the Company had net income of $860,000 for the three months ended March 31, 2000 compared with a net loss of $1,012,000 for the three months ended March 31, 2001.

Liquidity and Capital Resources

           The Company's capital requirements have been and will continue to be significant, and its cash requirements have been exceeding its cash flow from operations. At March 31, 2001, the Company had $3,638,000 of cash and cash equivalents and working capital of $2,388,000. The Company has financed its operations primarily through private sales of equity and debt securities, the sale of its professional services division on February 10, 2000. Net cash used in operating activities from continuing operations was $1,077,000 during the three months ended March 31, 2000 and net cash used in operating activities from continuing operations was $1,496,000 during the three months ended March 31, 2001. Net cash used in operating activities from continuing operations for the three months ended March 31, 2000 was primarily attributable to the net loss from continuing operations of $1,168,000 and by an increase in accounts receivable of $87,000 which was partially offset by an increase in depreciation and amortization of $90,000, the issuance of common stock and warrants for services rendered of $43,000 and an increase in accrued interest payable of $30,000. Net cash used in operating activities from continuing operations for three months ended March 31, 2001 was primarily attributable to the net loss from continuing operations of $1,642,000, an increase in accounts receivable of $196,000, and a decrease in accounts payable, accrued expenses and other current liabilities of $50,000, which was partially offset by the amortization and expense of compensatory stock options and warrants for services rendered of $180,000, depreciation and amortization expense of $96,000, an increase in accrued interest payable of $13,000 and an increase in deferred revenue of $43,000.

         In February 2000, the Company sold its professional services business and received proceeds of $2.7 million. In February 2001, the Company received an additional $1,000,000 from the sale and received an additional $115,000 from escrow in April 2001. The Company's operating activities during the three months ended March 31, 2001 were financed primarily with the funds raised in 2000 and the $1,000,000 received in 2001. The Company does not currently have a line of credit from a commercial bank or other institution.

           The Company anticipates, based on currently proposed plans and assumptions (including the timetable of, costs and expenses associated with, and success of, its marketing efforts), that its current cash balance approximately $3,638,000 as of March 31, 2001 together with certain revenue assumptions from operations, will be sufficient to satisfy the Company's operations and capital requirements through December 2001. There can be no assurance, however, that such funds will not be expended prior thereto. In the event the Company's plans change, or its assumptions change, or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), the Company may have insufficient funds to support its operations prior to December 31, 2001. In April 2001, the Company instituted certain measures to reduce its overhead. In addition, the Company is currently seeking financing; however, it does not have any definitive arrangements with respect to any additional financing. Consequently, additional financing may not be available to the Company if needed, on commercially reasonable terms or at all. The inability of the Company to obtain additional financing could have a material adverse effect on the Company, requiring it to curtail and possibly cease its operations. In addition, any additional equity financing may involve substantial dilution to the interests of the Company's then existing stockholders.

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

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

         None.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On January 15, 2001 and March 15, 2001, the Company issued three year warrants to Lipman Capital Group, Inc. to purchase 20,000 shares of the Company's common stock at $7.50 per share and $10.00 per share, respectively. Such warrants were issued in consideration of public relations services related to the agreement. On April 12, 2001, the Company issued Sage Alliance, Inc. (and or its consultants) five year warrants to purchase 179,706 shares of the Company's common stock at $2.03 per share. Such warrants were issued in consideration for programming services rendered.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


Item 5.  OTHER INFORMATION.

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a). Exhibits

             The exhibits in the following table have been filed as part of this Quarterly Report on Form 10-QSB:

         None


         b). Reports of Form 8-K.

             No reports on Form 8-K were filed during the three (3) months ended March 31, 2001

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             NETWORK-1 SECURITY SOLUTIONS, INC.


                             By:  /s/ Avi A. Fogel
                                  -----------------
                             Avi A. Fogel, President and Chief Executive Officer (Principal Executive Officer)


                             By:  /s/ Murray P. Fish
                                  -------------------
                             Murray P. Fish
                             Chief Financial Officer
                             (Principal Financial and Accounting Officer)






Date: May  21, 2001