Form 10QSB
period 2001-06-30
NETWORK 1 SECURITY SOLUTIONS INC
filed 2001-08-20
CIK 1065078

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of August 16, 2001 there were 6,467,547 shares of Common Stock, $.01 par value per share, and 231,054 shares of Series D Convertible Preferred Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):
Yes [  ]  No [X]

================================================================================

                       NETWORK-1 SECURITY SOLUTIONS, INC.

                                      INDEX

                                                                        Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         Balance Sheets as of  June 30, 2001 (unaudited) and
         December 31, 2000...................................................3

         Statements of Operations for the three and six months
         ended June 30, 2001 and 2000 (unaudited)............................4

         Statements of Stockholders' Equity for the six months
         ended June 30, 2001 (unaudited) and for the years ended
         December 31, 2000 and 1999..........................................5

         Statements of Cash Flows for the six months ended
         June 30, 2001 and 2000 (unaudited)..................................6

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

Item 4.  Submission of Matters to a Vote of Security Holders................13

Item 5.  Other Information..................................................13

Item 6.  Exhibits and Reports on Form 8-K...................................13

SIGNATURES..................................................................14

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                                 BALANCE SHEETS

                                                                                June 30, 2001      December 31, 2000
                                                                                 ------------         ------------
                                                                                 (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                     $  2,535,000         $  4,425,000
   Accounts receivable - net of allowance for doubtful accounts
      of $130,000 and $80,000 respectively                                            250,000              227,000
   Prepaid expenses and other current assets                                           83,000              153,000
   Due from purchaser of discontinued operations                                            0               59,000
                                                                                 ------------         ------------
      Total current assets                                                          2,868,000            4,864,000

Equipment and fixtures - net                                                          390,000              437,000
Capitalized software costs - net                                                      735,000              625,000
Security deposits                                                                      89,000               81,000
                                                                                 ------------         ------------
                                                                                 $  4,082,000         $  6,007,000
                                                                                 ============         ============
LIABILITIES
Current liabilities:
   Notes payable - related parties                                               $     12,000         $    326,000
   Notes payable - others                                                             288,000              343,000
   Accounts payable                                                                   428,000              224,000
   Accrued expenses and other current liabilities                                     741,000              696,000
   Interest payable - related parties                                                   1,000               27,000
   Interest payable - others                                                           35,000               28,000
   Deferred revenue                                                                   154,000              181,000
                                                                                 ------------         ------------
      Total current liabilities                                                     1,659,000            1,825,000
                                                                                 ------------         ------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock - $.01 par value; authorized 5,000,000 shares;
Series A -10% cumulative, none issued and outstanding
Series B - none issued and outstanding
Series C - none issued and outstanding
Series D -231,054 and 115,220 shares issued and outstanding, respectively               2,000                1,000
Common stock - $.01 par value; authorized 25,000,000 shares;
    6,467,547 and 6,448,363 shares issued and outstanding, respectively                65,000               65,000
Additional paid-in capital                                                         31,756,000           30,705,000
Accumulated deficit                                                               (29,215,000)         (26,482,000)
Unearned portion of compensatory stock options                                       (185,000)            (107,000)
                                                                                 ------------         ------------
                                                                                    2,423,000            4,182,000
                                                                                 ------------         ------------
                                                                                 $  4,082,000         $  6,007,000
                                                                                 ============         ============

                       SEE NOTES TO FINANCIAL STATEMENTS.

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                            STATEMENTS OF OPERATIONS

                                                      Three Months Ended June 30,       Six Months Ended June 30,
                                                     ----------------------------      ----------------------------
                                                        2001              2000            2001             2000
                                                     -----------      -----------      -----------      -----------
                                                     (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Revenues:
   Licenses                                          $   251,000      $   317,000      $   647,000      $   474,000
   Services                                               57,000           35,000          118,000           70,000
                                                     -----------      -----------      -----------      -----------
          Total revenues                                 308,000          352,000          765,000          544,000

Cost of revenues:
   Amortization of software development costs             63,000           63,000          125,000          124,000
   Cost of licenses                                        8,000           23,000           22,000           29,000
   Cost of services                                       57,000           38,000          119,000           66,000
                                                     -----------      -----------      -----------      -----------
                                                         128,000          124,000          266,000          219,000
                                                     -----------      -----------      -----------      -----------
Gross profit                                             180,000          228,000          499,000          325,000
                                                     -----------      -----------      -----------      -----------
Operating expenses:
   Product development                                   673,000          325,000        1,285,000          618,000
   Selling and marketing                                 816,000          689,000        1,712,000        1,177,000
   General and administrative                            516,000          456,000        1,010,000          973,000
                                                     -----------      -----------      -----------      -----------
                                                       2,005,000        1,470,000        4,007,000        2,768,000
                                                     -----------      -----------      -----------      -----------
Loss from continuing operations before interest       (1,825,000)      (1,242,000)      (3,508,000)      (2,443,000)

Interest income (expense) - net                           85,000       (1,435,000)         126,000       (1,402,000)
                                                     -----------      -----------      -----------      -----------

Loss from continuing operations                       (1,740,000)      (2,677,000)      (3,382,000)      (3,845,000)
Income from discontinued operations                       19,000           59,000          649,000        2,087,000
                                                     -----------      -----------      -----------      -----------
Net loss                                             $(1,721,000)     $(2,618,000)     $(2,733,000)     $(1,758,000)
                                                     ===========      ===========      ===========      ===========

Per common share information - basic and diluted
    Loss from continuing operations                  $     (0.27)     $     (0.44)           (0.52)     $     (0.67)
    Income from discontinued operations                     0.00             0.01             0.10             0.36
                                                     -----------      -----------      -----------      -----------
    Net loss                                         $     (0.27)     $     (0.43)     $     (0.42)     $     (0.31)
                                                     ===========      ===========      ===========      ===========
Weighted average number of common
     shares outstanding                                6,462,852        6,124,112        6,459,105        5,722,257
                                                     ===========      ===========      ===========      ===========

                       SEE NOTES TO FINANCIAL STATEMENTS.

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         Common Stock                 Preferred Stock           Additional
                                                  ---------------------------   ----------------------------      Paid-in
                                                     Shares         Amount         Shares          Amount         Capital
                                                  ------------   ------------   ------------    ------------    ------------
Balance - December 31, 1998                          4,366,520   $     44,000        562,836    $      6,000    $ 20,819,000

Amortization of compensatory stock options                --             --             --              --              --
Issuance of common stock and options for
   services rendered and payment of liability            5,855           --             --              --           161,000
Conversion of Series C preferred stock                 562,836          6,000       (562,836)         (6,000)           --
Issuance of Series D preferred stock and
   warrants, net of expense of $34,000                    --             --          491,803           5,000       1,461,000
Beneficial conversion feature of Series D
   preferred stock and related imputed dividend           --             --             --              --         1,500,000

Net loss                                                  --             --             --              --              --
                                                  ------------   ------------   ------------    ------------    ------------

Balance - December 31, 1999                          4,935,211         50,000        491,803           5,000      23,941,000

Amortization of compensatory stock options                --             --             --              --              --
Conversion of Series D preferred stock                 376,583          4,000       (376,583)         (4,000)           --
Exercise of employee & non-employee
   stock options                                       470,051          5,000           --              --         2,255,000
Exercise of Warrants                                   384,091          4,000           --              --         1,207,000
Conversion of Notes and Accrued Interest               282,427          2,000           --              --           859,000
Compensation charge for issuance of non-
   qualified stock options                                --             --             --              --           525,000
Compensation charge for accelerated
   vesting of stock options                               --             --             --              --           269,000
Beneficial conversion feature of Series D
   preferred stock underlying notes payable
   and related debt discount                              --             --             --              --         1,500,000
Issuance of warrants and options for services             --             --             --              --            68,000
Unearned portion of compensatory warrants                 --             --             --              --            81,000

Net loss                                                  --             --             --              --              --
                                                  ------------   ------------   ------------    ------------    ------------
Balance - December 31, 2000 (Audited)                6,448,363   $     65,000        115,220    $      1,000    $ 30,705,000

Amortization of compensatory stock options                --             --             --              --              --
Conversion of Series D preferred stock                   8,197           --           (8,197)           --              --
Conversion of Notes and Accrued Interest                10,897           --          124,031           1,000         411,000
Amortization of compensatory warrants                     --             --             --              --              --
Compensation charge for issuance of non-
   qualified stock options                                --             --             --              --           230,000
Compensation charge for issuance of
   warrants                                               --             --             --              --           225,000
Unearned portion of compensatory warrants                 --             --             --              --           185,000

Net loss                                                  --             --             --              --              --
                                                  ------------   ------------    ------------    ------------   ------------
Balance - June 30, 2001 (Unaudited)                  6,467,457   $     65,000        231,054    $      2,000    $ 31,756,000
                                                  ============   ============   ============    ============    ============

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY(continued)

                                                                    Unearned
                                                                   Portion of
                                                                  Compensatory
                                                  Accumulated    Stock Options
                                                    Deficit       and Warrants       Total
                                                  ------------    ------------    ------------
Balance - December 31, 1998                       $(13,247,000)   $   (383,000)   $  7,239,000

Amortization of compensatory stock options                --           249,000         249,000
Issuance of common stock and options for
   services rendered and payment of liability             --              --           161,000
Conversion of Series C preferred stock                    --              --                 0
Issuance of Series D preferred stock and
   warrants, net of expense of $34,000                    --              --         1,466,000
Beneficial conversion feature of Series D
   preferred stock and related imputed dividend     (1,500,000)           --                 0

Net loss                                            (6,946,000)           --        (6,946,000)
                                                  ------------    ------------    ------------

Balance - December 31, 1999                        (21,693,000)       (134,000)      2,169,000

Amortization of compensatory stock options                --           108,000         108,000
Conversion of Series D preferred stock                    --              --              --
Exercise of employee & non-employee
   stock options                                          --              --         2,260,000
Exercise of Warrants                                      --              --         1,211,000
Conversion of Notes and Accrued Interest                  --              --           861,000
Compensation charge for issuance of non-
   qualified stock options                                --              --           525,000
Compensation charge for accelerated
   vesting of stock options                               --              --           269,000
Beneficial conversion feature of Series D
   preferred stock underlying notes payable
   and related debt discount                              --              --         1,500,000
Issuance of warrants and options for services             --              --            68,000
Unearned portion of compensatory warrants                 --           (81,000)           --

Net loss                                            (4,789,000)           --        (4,789,000)
                                                  ------------    ------------    ------------
Balance - December 31, 2000 (Audited)             $(26,482,000)   $   (107,000)   $  4,182,000

Amortization of compensatory stock options                --            26,000          26,000
Conversion of Series D preferred stock                    --              --              --
Conversion of Notes and Accrued Interest                  --              --           412,000
Amortization of compensatory warrants                     --            81,000          81,000
Compensation charge for issuance of non-
   qualified stock options                                --              --           230,000
Compensation charge for issuance of
   warrants                                               --              --           225,000
Unearned portion of compensatory warrants                 --          (185,000)           --

Net loss                                            (2,733,000)           --        (2,733,000)
                                                  ------------    ------------    ------------
Balance - June 30, 2001 (Unaudited)               $(29,215,000)   $   (185,000)   $  2,423,000
                                                  ============    ============    ============

                       SEE NOTES TO FINANCIAL STATEMENTS.

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED

                                                                                         June 30,
                                                                              -------------------------------
                                                                                  2001                2000
                                                                              -----------         -----------
                                                                              (Unaudited)         (Unaudited)
Cash flows from operating activities:
Loss from continuing operations                                               $(3,382,000)        $(3,845,000)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
   Interest charge from Preferred D sale                                                0           1,500,000
   Issuance of common stock options and warrants for
      services rendered                                                           225,000              73,000
   Provision for doubtful accounts                                                 50,000              20,000
   Amortization of compensatory stock options and warrants                        107,000                   0
   Depreciation and amortization                                                  194,000             186,000
Changes in:
   Accounts receivable                                                            (73,000)           (279,000)
   Prepaid expenses and other current assets                                       70,000             (14,000)
   Accounts payable, accrued expenses and
      other current liabilities                                                   249,000            (120,000)
   Interest Payable                                                                24,000              51,000
   Deferred revenue                                                               (27,000)             62,000
                                                                              -----------         -----------

Net cash used in continuing operations                                         (2,563,000)         (2,366,000)
Cash provided by discontinued operations                                                0              81,000
                                                                              -----------         -----------
    Net cash used in operating activities                                      (2,563,000)         (2,285,000)
                                                                              -----------         -----------
Cash flows from investing activities:
   Acquisitions of equipment and fixtures                                         (22,000)            (87,000)
   Capitalized software costs                                                    (235,000)           (200,000)
   Security deposit                                                                (8,000)                  0
   Loan to officer                                                                      0              88,000
   Net proceeds from sale of professional services group                          938,000           2,700,000
                                                                              -----------         -----------
      Net cash provided by investing activities                                   673,000           2,501,000
                                                                              -----------         -----------

Cash flows provided by financing activities:
   Proceeds from exercise of options and warrants                                       0           3,100,000
                                                                              -----------         -----------

Net (decrease) increase in cash and cash equivalents                           (1,890,000)          3,316,000
Cash and cash equivalents - beginning of period                                 4,425,000           3,023,000
                                                                              -----------         -----------
Cash and cash equivalents - end of period                                     $ 2,535,000         $ 6,339,000
                                                                              ===========         ===========
Supplemental disclosures of noncash investing and financing activity:
   Conversion of notes payable and accrued interest into 10,897 shares of common stock and 124,031 shares of preferred stock in 2001
      and 238,660 shares of common stock in 2000                              $   412,000         $   726,000
                                                                              ===========         ===========
   Compensation charge for non qualified stock options related
      to employees of discontinued operations                                 $   230,000         $   794,000
                                                                              ===========         ===========

                       SEE NOTES TO FINANCIAL STATEMENTS.

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.   FINANCIAL STATEMENT PRESENTATION

           a. The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information contained herein not misleading. These interim financial statements and the notes thereto should be read in conjunction with the financial statements included in the Company's Form 10-KSB for the year ended December 31, 2000.

                 In the Company's opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information shown have been included.

           b. The results of operations for the six months ended June 30, 2001 presented herein are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2001.

           c. Basic loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. As all potential common shares are anti-dilutive due to the loss from continuing operations, they are not included in the calculation of diluted loss per share.

           d. On June 29, 2001 the Company entered into a six month consulting arrangement with CMH Capital Management Corp., whose sole shareholder is Corey M. Horowitz, the Company's Chairman of the Board of Directors, to provide strategic and financing consulting to the Company. The agreement is for $17,500 per month plus expenses. In addition, 300,000 10 year warrants were granted with an exercise price of $.70 which was the fair market price of the Company's common stock at date of grant. The warrants were valued utilizing the Black Scholes pricing model resulting in an estimated fair value of $185,000 which will be amortized and charged to expense over the six month period. No amortization expense of the warrants was charged during the period due to immateriality.

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

           To date, the Company has incurred significant losses and, at June 30, 2001, had an accumulated deficit of $ 29,215,000. In addition, since June 30, 2001, the Company has continued to incur significant operating losses. The Company expects to incur substantial operating expenses in the future to support its product development activities, as well as continue to expand its domestic and international sales activities and marketing capabilities.

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

           The Company's software products have not yet achieved market acceptance. The future success of the Company is largely dependent upon market acceptance of its CYBERWALLPLUS family of software products. While the Company believes that its family of software products offer advantages over competing products for network security, license revenue from network security software products since the introduction of FireWall/Plus (June 1995), a predecessor product line, through June 30, 2001 has only been $4,547,000, including a non-refundable pre-paid royalty of $500,000 in 1997. From January 1999 through June 30, 2001, license revenue from CYBERWALLPLUS has only been $1,815,000. CYBERWALLPLUS may not achieve significant market acceptance. Revenue from such commercial products depend on a number of factors, including the influence of market competition, technological changes in the network security market, the Company's ability to design, develop and introduce enhancements on a timely basis, and the ability of the Company to successfully establish and maintain distribution channels. The failure of CYBERWALLPLUS to achieve significant market acceptance as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business, operating results and financial condition.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

           Revenues increased by $221,000 or 41%, from $544,000 for the six months ended June 30, 2000 to $765,000 for the six months ended June 30, 2001, primarily as a result of an increase in license and service revenues during the six months ended June 30, 2001. License revenues increased by $173,000 or 37%, from $474,000 for the six months ended June 30, 2000 to $647,000 for the six months ended June 30, 2001, primarily due to the increased demand in security products. Revenue for the six months ended June 30, 2001 included a large CyberwallPLUS server license issued to a major government sub-contractor totaling $64,000. The Company recognized $118,000 in revenue from its distributor in China whose contract has been cancelled due to non payment of additional amounts due. In addition, management believes that customers are becoming more aware of the potential impact of internal server security breaches, and that companies are allocating increasing resources to safeguard their assets. Service revenues increased by $48,000 or 69%, from $70,000 for the six months ended June 30, 2000 to $118,000 for the six months ended June 30, 2001 primarily due to increased support revenue. The Company's revenues from customers in the United States represented 93% of its revenues during the six months ended June 30, 2000 and 77% of its revenues during the six months ended June 30, 2001, respectively.

           Cost of revenues consists of amortization of software development costs, cost of licenses and cost of services. Amortization of software development costs increased by $1,000 or 1%, from $124,000 for six months ended June 30, 2000 to $125,000 for the six months ended June 30, 2001, representing 26% and 19% of license revenues, respectively.

           Cost of licenses consists of software media (disks), documentation, product packaging, production costs and product royalties. Cost of licenses decreased by $7,000 or 24%, from $29,000 for the six months ended June 30, 2000 to $22,000 for the six months ended June 30, 2001, each representing 6% and 3% of license revenues, respectively. Cost of licenses as a percentage of license revenues may fluctuate from period to period due to changes in product mix, changes in the number or size of transactions recorded in a given period or an increase or decrease in licenses of products which would require the Company to pay royalties to third parties.

           Cost of services consists of salaries, benefits and overhead associated with the technical support of maintenance contracts. Cost of services increased by $53,000 or 80%, from $66,000 for the six months ended June 30, 2000 to $119,000 for the six months ended June 30, 2001, representing 94% and 101% of service revenues, respectively. The increase in cost of services in dollar amount and as a percentage of service revenues resulted primarily from increased personnel costs to support the projected sales growth. Cost of services as a percentage of service revenues may fluctuate from period to period due to changes in support headcount and related benefit costs.

           Gross profit was $325,000 for the six months ended June 30, 2000 compared to a gross profit of $499,000 for the six months ended June 30, 2001, representing 60% and 65% of revenues, respectively. The increase in gross profit was primarily due to the increase in license revenue.

           Product development consists of salaries, benefits, bonuses, travel and related costs of the Company's product development personnel, including consulting fees, the costs of computer equipment used in product and technology development. Product development expense increased $667,000 or 108%, from $618,000 for six months ended June 30, 2000 to $1,285,000 for the six months ended June 30, 2001, representing 114% and 168% of revenues, respectively. Total product development costs, including capitalized costs of $200,000 for the six months ended June 30, 2000 and $235,000 for the six months ended June 30, 2001, were $818,000 and $1,520,000 for the six months ended June 30, 2000 and June 30, 2001, respectively. The increase in total product development costs was due primarily to the use of outside programmer's services of $691,000 including non cash compensation of $225,000 recognized for the issuance of warrants.

           Selling and marketing expenses consist primarily of salaries, including commissions, benefits, bonuses, travel, advertising, public relations, consultants and trade shows. Selling and marketing expenses increased by $535,000 or 45%, from $1,177,000 for the six months ended June 30, 2000 to $1,712,000 for the six months ended June 30, 2001, representing 216% and 224% of revenues, respectively. The increase in selling and marketing expenses was due primarily to an increase of $419,000 in sales personnel and costs related to the hiring of a direct sales force.

           General and administrative expenses include employee costs, including salary, benefits, travel and other related expenses associated with management, finance and accounting operations, and legal and other professional services provided to the Company. General and administrative expenses increased by $37,000, from $973,000 for the six months ended June 30, 2000 to $1,010,000 for the six months ended June 30, 2001, representing 179% and 132% of revenues, respectively. Increases in non-cash charges of $81,000 relating to the amortization of the value of warrants granted to outside consultants in November 2000, which was offset by decreases in non-cash charges of $47,000 relating to the amortization of the value of stock options granted to the Company's then Chief Executive Officer in May 1998.

           Net interest expense was $1,402,000 for the six months ended June 30, 2000 as compared to net interest income of $126,000 for the six months ended June 30, 2001, respectively. The Company completed a Series D Preferred Stock, warrant and promissory note financing of $3,000,000 on December 22, 1999 and recorded interest expense of $1,500,000 related to the beneficial conversion feature of the promissory notes for the six months ended June 30, 2000.

           Income from discontinued operations decreased by $1,438,000 or 69%, from $2,087,000 for the six months ended June 30, 2000 to $649,000 for the six months ended June 30, 2001. Income from discontinued operations for the six months ended June 30, 2001 was due to the receipt of $1,000,000 for retention of all the employees of the professional services group for a period of one year and additional contingent purchase price consideration of $56,000 less the $177,000 retention bonus plus taxes due the employees of the professional services group and a non-cash charge of $230,000 relating to the vesting of non-qualified options upon the employees completing a year of service. In connection with such sale, the Company agreed not to offer any professional or consulting services competitive with those services offered by purchaser for a period of two years from the closing date.

           No provision for or benefit from federal, state or foreign income taxes was recorded for six months ended June 30, 2000 or June 30, 2001 because the Company incurred net operating losses and fully reserved its deferred tax assets as their future realization could not be determined.

           As a result of the foregoing, the Company had a net loss of $1,758,000 for the six months ended June 30, 2000 compared with a net loss of $2,733,000 for the six months ended June 30, 2001.

Liquidity and Capital Resources

           The Company's capital requirements have been and will continue to be significant, and its cash requirements have been exceeding its cash flow from operations. At June 30, 2001, the Company had $2,535,000 of cash and cash equivalents and working capital of $1,209,000. The Company has financed its operations primarily through private sales of equity and debt securities and the sale of its professional services division on February 10, 2000. Net cash used in operating activities from continuing operations was $2,366,000 during the six months ended June 30, 2000 and net cash used in operating activities from continuing operations was $2,563,000 during the six months ended June 30, 2001. Net cash used in operating activities from continuing operations for six months ended June 30, 2001 was primarily attributable to the net loss from continuing operations of $3,382,000, an increase in accounts receivable of $73,000, and a decrease in deferred revenue of $27,000, which was partially offset by the amortization and expense of compensatory stock options and warrants for services rendered of $107,000, depreciation and amortization expense of $194,000, the issuance of common stock and warrants for services rendered of $225,000, an increase in accounts payable, accrued expenses and other current liabilities of $249,000 and an increase in accrued interest payable of $24,000.

           Cash provided by investing activities was $673,000 resulting from $938,000 net proceeds received in 2001 realted to the sale of the Company's professional services group in February 2000, less capitalized software costs of $235,000 and $30,000 of other investing expenditures. The Company does not currently have a line of credit from a commercial bank or other institution.

           The Company anticipates, based on currently proposed plans and assumptions (including the timetable of, costs and expenses associated with, and success of, its marketing efforts), that its current cash balance of approximately $2,535,000 as of June 30, 2001 together with certain revenue assumptions from operations, will be sufficient to satisfy the Company's operations and capital requirements through December 2001. There can be no assurance, however, that such funds will not be expended prior thereto. In the event the Company's plans change, or its assumptions change, or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), the Company may have insufficient funds to support its operations through to December 31, 2001. In the second and third quarter of 2001, the Company instituted certain measures to reduce its overhead and has decreased its headcount by 20 employees representing an annual payroll savings of $1.6 million. In addition, the Company is currently seeking financing; however, it does not have any definitive arrangements with respect to any additional financing. Consequently, additional financing may not be available to the Company if needed, on commercially reasonable terms or at all. The inability of the Company to obtain additional financing could have a material adverse effect on the Company, requiring it to curtail and possibly cease its operations. In addition, any additional equity financing may involve substantial dilution to the interests of the Company's then existing stockholders.

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

Possible Delisting of the Company's Securities From Nasdaq

           The Company's common stock is listed on the Nasdaq SmallCap Market under the symbol "NSSI". In order to continue to be listed on Nasdaq, however, the Company must comply with certain maintenance standards (including, among others, a minimum stock price of $1.00 and net tangible assets of a minimum $2,000,000). On July 31, 2001, the Company was notified by Nasdaq that its Common Stock failed to maintain a minimum bid price of $1.00 over the previous 30 trading days as required by The Nasdaq SmallCap Market Rules. In accordance with such rules, the Company has until October 29, 2001, for its Common Stock to trade at a closing bid price of at least $1.00 for 10 consecutive trading days or its securities will be delisted from Nasdaq. In the event of a delisting, an investor could find it more difficult to dispose of or to obtain accurate quotations as to the market value of the Company's Common Stock.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

         None.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On April 12, 2001, the Company issued to Sage Alliance, Inc. (and its consultants) five year warrants to purchase 179,706 shares of the Company's common stock at $2.03 per share. Such warrants were issued in consideration for programming services rendered. On July 2, 2001, the Company issued to Sage Alliance, Inc. (and or its consultants) five year warrants to purchase 178,627 shares of the Company's common stock at $2.00 per share. Such warrants were issued in consideration for programming services rendered. On July 11, 2001, the Company issued to CMH Capital Management Corp. 10 year warrants to purchase 300,000 shares of the Company's common stock at $.70 per share. Such warrants were issued pursuant to a financial consulting agreement.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


Item 5.  OTHER INFORMATION.

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a). Exhibits

             The exhibits in the following table have been filed as part of this Quarterly Report on Form 10-QSB:

             10.19 Employment Agreement, dated June 29, 2001, between the Company and Murray P. Fish.

             10.20 Consulting Agreement, dated June 29, 2001, between the Company and CMH Capital Management Corp.


           b). Reports of Form 8-K.

           On June 15, 2001 a report on Form 8-K was filed to announce the resignation of the Company's CEO and President. No other reports on Form 8-K were filed during the three (3) months ended June 30, 2001

                                   SIGNATURES

                     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                     NETWORK-1 SECURITY SOLUTIONS, INC.


                     By:  /s/ Murray P. Fish
                         ----------------------------------
                         Murray P. Fish, Acting President and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)







Date: August 20, 2001

EXHIBIT INDEX

           Exhibit Number              Description of Exhibit
           --------------              ----------------------

           10.19 Employment Agreement, dated June 29, 2001, between the Company and Murray P. Fish.


           10.20 Consulting Agreement, dated June 29, 2001, between the Company and CMH Capital Management Corp.