Form 10QSB
period 2001-09-30
NETWORK 1 SECURITY SOLUTIONS INC
filed 2001-11-19
CIK 1065078

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ________ TO ________


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of November 12, 2001 there were 6,467,457 shares of Common Stock, $.01 par value per share, 231,054 shares of Series D Convertible Preferred Stock, $.01 par value per share, and 3,191,037 shares of Series E Convertible Preferred Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):
Yes [_]  No [X]
================================================================================

                       NETWORK-1 SECURITY SOLUTIONS, INC.

                                      INDEX

                                                                        Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
         Balance Sheets as of September 30, 2001 (unaudited)
           and December 31, 2000...........................................   3

         Statements of Operations for the three and nine months
           ended September 30, 2001 and 2000 (unaudited)...................   4

         Statements of Stockholders' Equity for the nine months
           ended September 30, 2001 (unaudited) and for the
           years ended December 31, 2000 and 1999..........................   5

         Statements of Cash Flows for the nine months ended
           September 30, 2001 and 2000 (unaudited).........................   6

         Notes to Financial Statements.....................................   7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........   9

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings................................................   14

Item 2.  Changes in Securities and Use of Proceeds........................   14

Item 3.  Defaults Upon Senior Securities..................................   14

Item 4.  Submission of Matters to a Vote of Security Holders..............   14

Item 5.  Other Information................................................   14

Item 6.  Exhibits and Reports on Form 8-K.................................   14

SIGNATURES................................................................   15

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                                 BALANCE SHEETS

                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                    2001              2000
                                                                ------------      ------------
                                                                 (UNAUDITED)
ASSETS
------
Current assets:
   Cash and cash equivalents                                    $  1,246,000      $  4,425,000
   Accounts receivable - net of allowance for doubtful
      accounts of $130,000 and $80,000 respectively                  142,000           227,000
   Prepaid expenses and other current assets                          21,000           153,000
   Due from purchaser of discontinued operations                           0            59,000
                                                                ------------      ------------
      Total current assets                                         1,409,000         4,864,000

Equipment and fixtures - net                                         355,000           437,000
Capitalized software costs - net                                     772,000           625,000
Security deposits                                                     89,000            81,000
                                                                ------------      ------------
                                                                $  2,625,000      $  6,007,000
                                                                ============      ============
LIABILITIES
-----------
Current liabilities:
   Notes payable - related parties                              $     12,000      $    326,000
   Notes payable - others                                            288,000           343,000
   Accounts payable                                                  344,000           224,000
   Accrued expenses and other current liabilities                    625,000           696,000
   Interest payable - related parties                                  2,000            27,000
   Interest payable - others                                          41,000            28,000
   Deferred revenue                                                  120,000           181,000
                                                                ------------      ------------
      Total current liabilities                                    1,432,000         1,825,000
                                                                ------------      ------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
--------------------
Preferred stock - $.01 par value; authorized 5,000,000
  shares; Series A - 10% cumulative, none issued and
  outstanding Series B - none issued and outstanding
  Series C - none issued and outstanding Series D -
  231,054 and 115,220 shares issued and outstanding,
  respectively                                                         2,000             1,000
Common stock - $.01 par value; authorized 25,000,000
  shares; 6,467,457 and 6,448,363 shares issued and
  outstanding, respectively                                           65,000            65,000
Additional paid-in capital                                        31,756,000        30,705,000
Accumulated deficit                                              (30,538,000)      (26,482,000)
Unearned portion of compensatory stock options and warrants          (92,000)         (107,000)
                                                                ------------      ------------
                                                                   1,193,000         4,182,000
                                                                ------------      ------------
                                                                $  2,625,000      $  6,007,000
                                                                ============      ============

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Three Months Ended                  Nine Months Ended
                                                     ------------------------------      ------------------------------
                                                             September 30,                       September 30,
                                                     ------------------------------      ------------------------------
                                                         2001              2000              2001              2000
                                                     ------------      ------------      ------------      ------------
Revenues:
   Licenses                                          $     73,000      $    301,000      $    720,000      $    775,000
   Services                                                68,000            45,000           186,000           115,000
                                                     ------------      ------------      ------------      ------------
          Total revenues                                  141,000           346,000           906,000           890,000

Cost of revenues:
   Amortization of software development costs              63,000            62,000           188,000           186,000
   Cost of licenses                                         4,000            23,000            26,000            52,000
   Cost of services                                        41,000            41,000           160,000           107,000
                                                     ------------      ------------      ------------      ------------
                                                          108,000           126,000           374,000           345,000
                                                     ------------      ------------      ------------      ------------
Gross profit                                               33,000           220,000           532,000           545,000
                                                     ------------      ------------      ------------      ------------

Operating expenses:
   Product development                                    356,000           333,000         1,641,000           951,000
   Selling and marketing                                  555,000           757,000         2,267,000         1,934,000
   General and administrative                             454,000           389,000         1,464,000         1,362,000
                                                     ------------      ------------      ------------      ------------
                                                        1,365,000         1,479,000         5,372,000         4,247,000
                                                     ------------      ------------      ------------      ------------
Loss from continuing operations before interest        (1,332,000)       (1,259,000)       (4,840,000)       (3,702,000)

Interest income (expense) - net                             9,000            78,000           135,000        (1,324,000)
                                                     ------------      ------------      ------------      ------------
Loss from continuing operations                        (1,323,000)       (1,181,000)       (4,705,000)     $ (5,026,000)
Income from discontinued operations                             0            67,000           649,000         2,154,000
                                                     ------------      ------------      ------------      ------------
   Net loss                                          $ (1,323,000)     $ (1,114,000)     $ (4,056,000)     $ (2,872,000)
                                                     ============      ============      ============      ============

Per common share information - basic and diluted
   Loss from continuing operations                   $      (0.20)     $      (0.19)     $      (0.73)     $      (0.85)
   Income from discontinued operations                       --                0.01              0.10              0.36
                                                     ------------      ------------      ------------      ------------
   Net loss                                          $      (0.20)     $      (0.18)     $      (0.63)     $      (0.49)
                                                     ============      ============      ============      ============
Weighted average number of common
   shares outstanding                                   6,467,457         6,285,824         6,461,919         5,911,484
                                                     ============      ============      ============      ============

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                            UNEARNED
                                                                                                           PORTION OF
                                    COMMON STOCK           PREFERRED STOCK       ADDITIONAL               COMPENSATORY
                                ----------------------  ----------------------    PAID-IN    ACCUMULATED  STOCK OPTIONS
                                  SHARES     AMOUNT       SHARES      AMOUNT      CAPITAL      DEFICIT    AND WARRANTS    TOTAL
                                ----------  ----------  ----------  ----------  -----------  ------------  ----------  ------------
Balance - December 31, 1998      4,366,520  $   44,000     562,836  $    6,000  $20,819,000  $(13,247,000) $ (383,000) $  7,239,000

Amortization of compensatory
  stock options                                                                                               249,000       249,000
Issuance of common stock and
  options for services
  rendered and payment of
  liability                          5,855                                          161,000                                 161,000
Conversion of Series C
  preferred stock                  562,836       6,000    (562,836)     (6,000)                                                   0
Issuance of Series D
  preferred stock and
  warrants, net of expense
  of $34,000                                               491,803       5,000    1,461,000                               1,466,000
Beneficial conversion
  feature of Series D
  preferred stock and
  related imputed dividend                                                        1,500,000    (1,500,000)                        0
Net loss                                                                                       (6,946,000)               (6,946,000)
                                ----------  ----------  ----------  ----------  -----------  ------------  ----------  ------------
Balance - December 31, 1999      4,935,211      50,000     491,803       5,000   23,941,000   (21,693,000)   (134,000)    2,169,000

Amortization of compensatory
  stock options                                                                                               108,000       108,000
Conversion of Series D
  preferred stock                  376,583       4,000    (376,583)     (4,000)                                                --
Exercise of employee &
  non-employee stock options       470,051       5,000                            2,255,000                               2,260,000
Exercise of Warrants               384,091       4,000                            1,207,000                               1,211,000
Conversion of Notes and
  Accrued Interest                 282,427       2,000                              859,000                                 861,000
Compensation charge for
  issuance of non-qualified
  stock options                                                                     525,000                                 525,000
Compensation charge for
  accelerated vesting of
  stock options                                                                     269,000                                 269,000
Beneficial conversion feature
  of Series D preferred stock
  underlying notes payable
  and related debt discount                                                       1,500,000                               1,500,000
Issuance of warrants and
  options for services                                                               68,000                                  68,000
Unearned portion of
  compensatory warrants                                                              81,000                   (81,000)         --
Net loss                                                                                       (4,789,000)               (4,789,000)
                                ----------  ----------  ----------  ----------  -----------  ------------  ----------  ------------
Balance - December 31, 2000
  (Audited)                      6,448,363      65,000     115,220       1,000   30,705,000   (26,482,000)   (107,000)    4,182,000

Amortization of compensatory
  stock options                                                                                                26,000        26,000
Conversion of Series D
  preferred stock                    8,197        --        (8,197)       --                                                   --
Conversion of Notes and
  Accrued Interest                  10,897        --       124,031       1,000      411,000                                 412,000
Amortization of compensatory
  warrants                                                                                                    174,000       174,000
Compensation charge for
  issuance of non-qualified
  stock options                                                                     230,000                                 230,000
Compensation charge for
  issuance of warrants                                                              225,000                                 225,000
Unearned portion of
  compensatory warrants                                                             185,000                  (185,000)         --
Net loss                                                                                       (4,056,000)               (4,056,000)
                                ----------  ----------  ----------  ----------  -----------  ------------  ----------  ------------
Balance - September 30, 2001
  (Unaudited)                    6,467,457  $   65,000     231,054  $    2,000  $31,756,000  $(30,538,000) $  (92,000) $  1,193,000
                                ==========  ==========  ==========  ==========  ===========  ============  ==========  ============

                       NETWORK-1 SECURITY SOLUTIONS, INC.
               STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                                   (UNAUDITED)

                                                                          SEPTEMBER 30,
                                                                  ------------------------------
                                                                      2001              2000
                                                                  ------------      ------------
Cash flows from operating activities:
Loss from continuing operations                                   $ (4,705,000)     $ (5,026,000)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
   Interest charge from Preferred D sale                                     0         1,500,000
   Interest accrued and converted to Series D Preferred Stock                0            18,000
   Issuance of common stock options and warrants for services
     rendered                                                          225,000                 0
   Provision for doubtful accounts                                      50,000            19,000
   Amortization of compensatory stock options and warrants             200,000            90,000
   Depreciation and amortization                                       291,000           282,000
Changes in:
   Accounts receivable                                                  35,000          (308,000)
   Prepaid expenses and other current assets                           132,000             4,000
   Accounts payable, accrued expenses and other current
     liabilities                                                        49,000            50,000
   Interest Payable                                                     31,000            46,000
   Deferred revenue                                                    (61,000)          156,000
                                                                  ------------      ------------
Net cash used in continuing operations                              (3,753,000)       (3,169,000)
Cash provided by discontinued operations                                     0           193,000
                                                                  ------------      ------------
   Net cash used in operating activities                            (3,753,000)       (2,976,000)
                                                                  ------------      ------------
Cash flows from investing activities:
   Acquisitions of equipment and fixtures                              (21,000)         (107,000)
   Capitalized software costs                                         (335,000)         (300,000)
   Security deposit                                                     (8,000)                0
   Loan to officer                                                           0            88,000
   Net proceeds from sale of professional services group               938,000         2,700,000
                                                                  ------------      ------------
     Net cash provided by investing activities                         574,000         2,381,000
                                                                  ------------      ------------
Cash flows provided by financing activities:
   Proceeds from exercise of options and warrants                            0         3,468,000
                                                                  ------------      ------------
Net (decrease) increase in cash and cash equivalents                (3,179,000)        2,873,000
Cash and cash equivalents - beginning of period                      4,425,000         3,023,000
                                                                  ------------      ------------
Cash and cash equivalents - end of period                         $  1,246,000      $  5,896,000
                                                                  ============      ============

Supplemental disclosures of noncash investing and financing activity:
   Conversion of notes payable and accrued interest into
     10,897 shares of common stock and 124,031 shares of
     preferred stock in 2001 and 238,660 shares of common
     stock in 2000                                                $    412,000      $    726,000
                                                                  ============      ============
   Compensation charge for non qualified stock options
     related to employees of discontinued operations              $    230,000      $    525,000
                                                                  ============      ============

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

     b. The results of operations for the nine months ended September 30, 2001 presented herein are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2001.

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

     d. On June 29, 2001 the Company entered into a six month consulting arrangement with CMH Capital Management Corp. ("CMH") whose sole shareholder is Corey M. Horowitz, the Company's Chairman of the Board of Directors, to provide strategic and financing consulting to the Company pursuant to the agreement, CMH is paid $17,500 per month plus expenses. In addition, warrants to purchase 300,000 shares of Common Stock were issued to CMH at an exercise price of $.70 per share which was the market price of the Company's common stock on the date of issuance. The warrants were valued utilizing the Black Scholes pricing model resulting in an estimated fair value of $185,000 which will be amortized and charged to expense over the six month period. During the period, $93,000 in amortization expense of the warrants was charged to operations. Total expense for the period pursuant to the agreement was $157,000.

2.   SUBSEQUENT EVENTS

     a. On October 2, 2001, the Company completed a $6.765 million private offering of Series E Preferred Stock ("Series E") and Warrants (collectively, the "Financing"). An aggregate of 3,191,037 shares of Series E together with Warrants to purchase 6,882,074 shares of common stock were sold. The Warrants were issued at the rate of two Warrants to purchase a share of common stock with every share of Series E, plus an additional Warrant to purchase 500,000 shares to an investor for investing more than $2,000,000. In addition, the investors were granted registration rights with respect to the shares of Common Stock to be received upon conversion of the Series E Preferred Stock and exercise of the Warrants. For accounting purposes, an allocation of $4.687 million and $2.078 million was made to the Series E and Warrants, respectively, based on the relative fair values of the Warrants and the common stock obtainable upon conversion of the Series E on the date of the Financing. The allocated values are subject to adjustment for the value of additional shares required to be issued resulting from the anti-dilution provisions related to the Company's previously issued Series D Preferred Stock. The difference between the allocated value of the Series E and common stock obtainable upon conversion of the Series E represents a beneficial conversion feature, which will be treated as a Preferred Stock dividend against net income (loss) available to stockholders.

        Holders of the Series E may convert each such share into two shares of Common Stock at any time, subject to adjustment. The Series E is entitled to vote on all matters with the holders of the Company's common stock based on the number of shares of common stock into which such shares may be converted. Holders of Series E shall receive dividends and other distributions, when, as and if declared by the Board of Directors out of funds legally available therefore equivalent to those dividends paid on shares of common stock. The holders of Series E will be entitled to a liquidation preference of $2.12 per share plus any declared but unpaid dividends before any payments are made to holders of Common Stock. The Company also agreed with the holders of the Series E that, without the approval of the Series E designee, it will not take certain action including (i) issue securities except for securities issued under its stock option plan, (ii) incur debt in excess of $250,000, (iii) enter into a merger, acquisition or sale of substantially all of its assets and (iv) take any action to amend its Certificate of Incorporation or By-laws that could in any way adversely affect the rights of the holders of the Series E.

        In connection with the Financing the holders of (i) outstanding Series D Preferred Stock, (ii) certain warrants to purchase Common Stock and (iii) convertible notes (convertible into Series D Preferred Stock and warrants) in the principal amount of $300,000, all issued in connection with the Company's private offering completed in December 1999, will have the right to receive 1,145,207 additional shares of Common Stock (exclusive of the right to receive an additional 35,887 shares related to the conversion of $43,000 of interest accrued through the date of the Financing with respect to the convertible notes) upon conversion or exercise of Series D Preferred Stock, convertible notes and warrants as a result of the anti-dilution provisions of such securities. In addition, the exercise price of outstanding warrants and warrants obtainable upon conversion of the promissory notes was reduced from $3.00 per share to $1.114 per share. The additional shares of common stock and the reduction of the exercise price of the warrants noted above will be reflected as a cost of the Financing and allocated to the Series E and the Warrants based on their respective fair values.

        The 6,382,074 warrants issued with the 3,191,037 shares Series E are two year Warrants and the additional Warrant to purchase 500,000 shares of common stock is a five year warrant. FalconStor Software, Inc. (`NASDAQ: FALC) was the investor in the financing who received the additional Warrant to purchase 500,000 shares of the Company's common stock.

     b. With the Series E Financing, the Company and FalconStor entered into a ten year Technology License Agreement pursuant to which FalconStor has the right to distribute the Company's product offerings in its indirect and OEM channels. As part of the Technology License Agreement, FalconStor paid the Company a non-refundable advance of $500,000 against future royalty payments. Revenue resulting from this agreement will be subject to existing guidance on revenue recognition.

     c. On October 8, 2001, in consideration of additional strategic and financial consulting services, the Company issued to CMH an additional warrant to purchase 250,000 shares of the Common Stock at an exercise price of $1.48 per share which was the market price of the Company's Common Stock on the date of issuance. The warrants were valued utilizing the Black Scholes pricing model resulting in an estimated fair value of $261,000 which will be expensed.

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

Overview

           The Company develops, markets, licenses and supports a family of network security software products designed to provide comprehensive security to computer networks, including Internet based systems and internal networks and computing resources. The Company introduced its first network software product (FireWall/Plus) in September 1995. In January 1999, the Company introduced its CYBERWALLPLUS family of network security products. The Company has made only limited sales of its CYBERWALLPLUS product, upon which an evaluation of its prospects and future performance can be made. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the introduction of new products and the shift from research and product development to commercialization of products based on rapidly changing technologies in a highly specialized and emerging market. The Company will be required to significantly expand its product and development capabilities, introduce new products, introduce enhanced features to existing products, expand its in-house sales force, establish and maintain distribution channels through third-party vendors, increase marketing expenditures, and attract additional qualified personnel. In addition, the Company must adapt to the demands of an emerging and rapidly changing computer network security market, intense competition and rapidly changing technology and industry standards. The Company may not be able to successfully address such risks, and the failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition.

           To date, the Company has incurred significant losses and, at September 30, 2001, had an accumulated deficit of $ 30,538,000. In addition, since September 30, 2001, the Company has continued to incur significant operating losses. The Company expects to incur substantial operating expenses in the future to support its product development activities, as well as continue to expand its domestic and international sales activities and marketing capabilities.

           On October 2, 2001, the Company completed a $6.765 million private offering of Series E Preferred Stock and Warrants pursuant to a Securities Purchase Agreement with investors (the "Financing"). In accordance with the Securities Purchase Agreement, an aggregate of 3,191,037 shares of Series E Preferred Stock were sold to investors at a price of $2.12 per share together with warrants to purchase 6,882,074 shares of Common Stock at an exercise price of $1.27 per share. Each share of Series E Preferred Stock is convertible into two (2) shares of Common Stock, subject to adjustment. The investors were granted registration rights with respect to the shares of Common Stock to be received upon conversion of the Series E Preferred Stock and exercise of the Warrants. The lead investors in the Financing were Wheatley Partners II, L.P., a principal stockholder of the Company, and related parties and FalconStor Software, Inc. (Nasdaq: FALC), a leading storage networking infrastructure software company, which invested $2.3 million. Simultaneously with the closing of the Financing, the Company and FalconStor entered into a ten year Technology License Agreement pursuant to which FalconStor shall have the right to distribute the Company's product offerings in its indirect and OEM channels. As part of the Technology License Agreement, FalconStor paid the Company a non-refundable advance of $500,000 against future royalty payments.

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

           The Company's software products have not yet achieved market acceptance. The future success of the Company is largely dependent upon market acceptance of its CYBERWALLPLUS family of software products. While the Company believes that its family of software products offer advantages over competing products for network security, license revenue from network security software products since the introduction of FireWall/Plus (September 1995), a predecessor product line, through September 30, 2001 has only been $4,620,000, including a non-refundable pre-paid royalty of $500,000 in 1997. From January 1999 through September 30, 2001, license revenue from CYBERWALLPLUS has only been $1,887,000. CYBERWALLPLUS may not achieve significant market acceptance. Revenue from such commercial products depend on a number of factors, including the influence of market competition, technological changes in the network security market, the Company's ability to design, develop and introduce enhancements on a timely basis, and the ability of the Company to successfully establish and maintain distribution channels. The failure of CYBERWALLPLUS to achieve significant market acceptance as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business, operating results and financial condition.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

           Revenues increased by $16,000 or 2%, from $890,000 for the nine months ended September 30, 2000 to $906,000 for the nine months ended September 30, 2001, primarily as a result of an increase service revenues during the nine months ended September 30, 2001. License revenues decreased by $55,000 or 7%, from $775,000 for the nine months ended September 30, 2000 to $720,000 for the nine months ended September 30, 2001, primarily due to the reduction in sales and marketing expenditures as a result of overhead reductions made to preserve capital pending completion of the Company's financing activities as well as from the tragic events of September 11, 2001 which disrupted the normal business environment. Revenue for the nine months ended September 30, 2001 included a large CyberwallPLUS server license issued to a major government sub-contractor totaling $64,000 and $118,000 in revenue from a distributor in China. Management believes that the tragic events of September 11, 2001 have increased customer interest in security products and that companies are allocating increasing resources to safeguard their electronic assets. Service revenues increased by $71,000 or 62%, from $115,000 for the nine months ended September 30, 2000 to $186,000 for the nine months ended September 30, 2001 primarily due to increased support revenue, which is a result of the Company's increased customer base. The Company's revenues from customers in the United States represented 90% of its revenues during the nine months ended September 30, 2000 and 78% of its revenues during the nine months ended September 30, 2001, respectively.

           Cost of revenues consists of amortization of software development costs, cost of licenses and cost of services. Amortization of software development costs increased by $2,000 or 1%, from $186,000 for nine months ended September 30, 2000 to $188,000 for the nine months ended September 30, 2001, representing 24% and 26% of license revenues, respectively.

           Cost of licenses consists of software media (disks), documentation, product packaging, production costs and product royalties. Cost of licenses decreased by $26,000 or 50%, from $52,000 for the nine months ended September 30, 2000 to $26,000 for the nine months ended September 30, 2001, each representing 7% and 4% of license revenues, respectively. Cost of licenses as a percentage of license revenues may fluctuate from period to period due to changes in product mix, changes in the number or size of transactions recorded in a given period or an increase or decrease in licenses of products which would require the Company to pay royalties to third parties.

           Cost of services consists of salaries, benefits and overhead associated with the technical support of maintenance contracts. Cost of services increased by $53,000 or 50%, from $107,000 for the nine months ended September 30, 2000 to $160,000 for the nine months ended September 30, 2001, representing 93% and 86% of service revenues, respectively. The dollar amount increase in cost of services resulted primarily from increased personnel costs to support the projected sales growth. Cost of services as a percentage of service revenues may fluctuate from period to period due to changes in support headcount and related benefit costs.

           Gross profit was $545,000 for the nine months ended September 30, 2000 compared to a gross profit of $532,000 for the nine months ended September 30, 2001, representing 61% and 59% of revenues, respectively. The decrease in gross profit was primarily due to the decrease in license revenue.

           Product development consists of salaries, benefits, bonuses, travel and related costs of the Company's product development personnel, including consulting fees, the costs of computer equipment used in product and technology development. Product development expense increased $690,000 or 73%, from $951,000 for the nine months ended September 30, 2000 to $1,641,000 for the nine months ended September 30, 2001, representing 107% and 181% of revenues, respectively. Total product development costs, including capitalized costs of $300,000 for the nine months ended September 30, 2000 and $335,000 for the nine months ended September 30, 2001, were $1,251,000 and $1,976,000 for the nine months ended September 30, 2000 and September 30, 2001, respectively. The increase in total product development costs was due primarily to the use of outside programmers' services of $555,000 including non cash compensation of $225,000 recognized for the issuance of warrants.

           Selling and marketing expenses consist primarily of salaries, including commissions, benefits, bonuses, travel, advertising, public relations, consultants and trade shows. Selling and marketing expenses increased by $333,000 or 17%, from $1,934,000 for the nine months ended September 30, 2000 to $2,267,000 for the nine months ended September 30, 2001, representing 217% and 250% of revenues, respectively. The increase in selling and marketing expenses was due primarily to an increase of $441,000 in marketing, sales personnel and costs related to the hiring of a direct sales force.

           General and administrative expenses include employee costs, including salary, benefits, travel and other related expenses associated with management, finance and accounting operations, and legal and other professional services provided to the Company. General and administrative expenses increased by $102,000 or 7%, from $1,362,000 for the nine months ended September 30, 2000 to $1,464,000 for the nine months ended September 30, 2001, representing 153% and 162% of revenues, respectively. Increases in non-cash charges of $81,000 relating to the amortization of the value of warrants issued to outside consultants in November 2000 and $93,000 relating to the amortization of warrants issued to the Chairman of the Board in June 2001, which was offset by decreases in non-cash charges of $64,000 relating to the amortization of the value of stock options granted to the Company's then Chief Executive Officer in May 1998.

           Net interest expense was $1,324,000 for the nine months ended September 30, 2000 as compared to net interest income of $135,000 for the nine months ended September 30, 2001. The Company completed a Series D Preferred Stock, warrant and promissory note financing of $3,000,000 on December 22, 1999 and recorded interest expense of $1,500,000 related to the beneficial conversion feature of the promissory notes for the nine months ended September 30, 2000.

           Income from discontinued operations decreased by $1,505,000 or 70%, from $2,154,000 for the nine months ended September 30, 2000 to $649,000 for the nine months ended September 30, 2001. Income from discontinued operations for the nine months ended September 30, 2001 was due to the payment of $1,000,000 for retention of all the employees of the professional services group for a period of one year and additional contingent purchase price consideration of $56,000 less the $177,000 retention bonuses due to the employees of the professional services group and a non-cash charge of $230,000 relating to the vesting of non-qualified options upon the employees completing a year of service. In connection with such sale, the Company agreed not to offer any professional or consulting services competitive with those services offered by purchaser for a period of two years from the closing date (February 2002).

           No provision for or benefit from federal, state or foreign income taxes was recorded for nine months ended September 30, 2000 or September 30, 2001 because the Company incurred net operating losses and fully reserved its deferred tax assets as their future realization could not be determined.

           As a result of the foregoing, the Company had a net loss of $4,056,000 for the nine months ended September 30, 2001 compared with a net loss of $2,872,000 for the nine months ended September 30, 2000.

Liquidity and Capital Resources

           The Company's capital requirements have been and will continue to be significant, and its cash requirements have been exceeding its cash flow from operations. At September 30, 2001, the Company had $1,246,000 of cash and cash equivalents and a working capital deficit of $23,000. In October 2001, the Company completed a private financing of $6.765 million of securities (see description below). The Company has financed its operations primarily through private sales of equity and debt securities and the sale of its professional services division on February 10, 2000. Net cash used in operating activities from continuing operations was $3,753,000 during the nine months ended September 30, 2001. Net cash used in operating activities from continuing operations for the nine months ended September 30, 2001 was primarily attributable to the net loss from continuing operations of $4,705,000, which was partially offset by the amortization and expense of compensatory stock options and warrants for services rendered of $200,000, depreciation and amortization expense of $291,000, the issuance of common stock and warrants for services rendered of $225,000, and a decrease in prepaid expenses and other current assets of $132,000.

           Cash provided by investing activities was $574,000 resulting from $938,000 net proceeds received in 2001 related to the sale of the Company's professional services group in February 2000, less capitalized software costs of $335,000 and $29,000 of other investing expenditures. The Company does not currently have a line of credit from a commercial bank or other institution.

           On October 2, 2001, the Company completed a $6.765 million private offering of Series E Preferred Stock and Warrants pursuant to a Securities Purchase Agreement with investors (the "Financing"). In accordance with the Securities Purchase Agreement, an aggregate of 3,191,037 shares of Series E Preferred Stock were sold to investors at a price of $2.12 per share together with warrants to purchase 6,882,074 shares of Common Stock at an exercise price of $1.27 per share. Each share of Series E Preferred Stock is convertible into two (2) shares of Common Stock, subject to adjustment. The investors were granted registration rights with respect to the shares of Common Stock to be received upon conversion of the Series E Preferred Stock and exercise of the Warrants. The lead investors in the Financing were Wheatley Partners II, L.P., a principal stockholder of the Company, and related parties and FalconStor Software, Inc. (Nasdaq: FALC), a leading storage networking infrastructure software company, which invested $2.3 million. Simultaneously with the closing of the Financing, the Company and FalconStor entered into a ten year Technology License Agreement pursuant to which FalconStor has the right to distribute the Company's product offerings in its indirect and OEM channels. As part of the Technology License Agreement, FalconStor paid the Company a non-refundable advance of $500,000 against future royalty payments.

           The Company anticipates, based on currently proposed plans and assumptions (including the timetable of, costs and expenses associated with, and success of, its marketing efforts), that its current cash balance of approximately $7,800,000 as of October 31, 2001 together with certain revenue assumptions from operations will more likely than not be sufficient to satisfy the Company's operations and capital requirements through at least September 30, 2002. There can be no assurance, however, that such funds will not be expended prior thereto. In the event the Company's plans change, or its assumptions change, or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise) or projected revenues otherwise prove to be insufficient to fund the Company's working capital requirements, the Company may have insufficient funds to support its operations through September 30, 2002 and be required to seek additional financing sooner than currently anticipated. The Company has no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms or at all. The inability of the Company to obtain additional financing when needed could have a material adverse effect on the Company, requiring it to curtail and possibly cease its operations. In addition, any additional equity financing may involve substantial dilution to the interests of the Company's then existing stockholders.

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


The Company's Nasdaq Listing

           The Company's common stock is listed on the Nasdaq SmallCap Market under the symbol "NSSI." On July 31, 2001, the Company was notified by Nasdaq that its Common Stock failed to maintain a minimum bid price of $1.00 over the previous 30 trading days as required by The Nasdaq SmallCap Market Rules. Subsequent to the notice, the Company received notification from Nasdaq that the price of its Common Stock had risen above the $1.00 minimum for at least ten
(10) consecutive trading days and therefore the Company was in compliance with Nasdaq listing requirements.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

         None.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On July 2, 2001, the Company issued to Sage Alliance, Inc. (and or its consultants) five year warrants to purchase 178,627 shares of the Company's common stock at $2.00 per share. Such warrants were issued in consideration for programming services rendered. On July 11, 2001, the Company issued to CMH Capital Management Corp. ten year warrants to purchase 300,000 shares of the Company's common stock at $.70 per share in consideration of strategic and financial consulting services.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

Item 5.  OTHER INFORMATION.

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         None.

                                   SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     NETWORK-1 SECURITY SOLUTIONS, INC.


                     By: /s/  Murray P. Fish
                     ------------------------------------------------------
                     Murray P. Fish, President and Chief Financial Officer (Principal Executive Officer and Principal
                     Financial and Accounting Officer)



Date: November 19, 2001