Form 10KSB/A
period 2001-12-31
NETWORK 1 SECURITY SOLUTIONS INC
filed 2002-04-29
CIK 1065078

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

                   For the fiscal year ended December 31, 2001

[_]            TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________.

                         Commission File Number: 1-14896

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                       ----------------------------------
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

Part III of this Annual Report is hereby amended in its entirety to add the following information:

                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

NAME                     AGE                POSITION
----                     ---                --------

Richard J. Kosinski      47     President, Chief Executive Officer and Director

Murray P. Fish           50     Chief Financial Officer and Secretary

Jonathan Greene          40     Senior Vice President of Marketing and Business
                                Development

Jonna Stopnik            40     Vice President of Channel Development

Alex Chen                40     Vice President and General Manager - Asia
                                Pacific

Joseph A. Donohue        47     Vice President of Engineering

Corey M. Horowitz        47     Chairman of the Board of Directors

Emanuel R. Pearlman      42     Director

Jonathan Mark            47     Director

Harry B. Schessel        37     Director

     RICHARD J. KOSINSKI, age 47, has served as President, Chief Executive Officer and a director of the Company since March 2002. From May 2001 until February 2002, Mr. Kosinski provided management services on a consulting basis to various private companies. From February 1999 until April 2001, Mr. Kosinski was President of nCipher, Inc., a developer of Internet security products. From December 1997 until January 1999, he was Vice President and General Manager of Security 7 Software, Inc., a network security software company. During the period June 1994 until November 1997, Mr. Kosinski was Executive Vice President of Netegrity, Inc., a network security software company.

     MURRAY P. FISH, age 50, has served as Chief Financial Officer since May 1998 and as Secretary since February 2000. Mr. Fish served as President of the Company from

June 2001 until March 2002. From August 1997 to May 1998, Mr. Fish was an independent financial consultant. From April 1991 to August 1997, Mr. Fish served as President, Chief Executive Officer and a director of RealWorld Corporation, a manufacturer of accounting software.

     JONATHAN GREENE, age 40, has served as Senior Vice President of Marketing and Business Development since March 2002. From December 2001 until March 2002, Mr. Greene served the Company as Vice President of Strategic Planning/Business Development. From January 2000 until September 2001, Mr. Greene served as Senior Vice President-Marketing of PANACYA, Inc., an eService management software company. During the period January 1999 until January 2000, he served as Vice President-Product Marketing for System Management ARTS, a network management software company. From December 1996 until January 1999, Mr. Greene was employed by Computer Associates, Inc. as Product Manager and Assistant Vice President. From June 1993 until November 1996, Mr. Greene held several positions at Cheyenne Software, Inc. including Product Line Manager and Product Manager.

     JONNA STOPNIK, age 40, has served as Vice President of Channel Development since January 2002. During the period March 2001 until December 2001, Ms. Stopnik was employed as Director of Alliances of Art Technology Group, a CRM software company. From May 2000 until March 2001, she was Senior Director, Global Alliances of Broadvision Inc., also a CRM software company. From August 1999 until May 2000, Ms. Stopnik was Vice President of Sales of Solution Soft Systems, Inc., an e-commerce application software and services company. During the period February 1998 until September 1999, Ms. Stopnik was Director of Channels for Xircom, a division of Intel Corporation. From December 1996 until February 1998, she was Vice President, Distribution Channels for Computer Associates, Inc. From October 1993 until November 1996, Ms. Stopnik was Vice President, Distribution Channels for Cheyenne Software, Inc.

     ALEX CHEN, age 40, has served as Vice President and General Manager - Asia Pacific since January 2002. From March 2000 until December 2001 Mr. Chen served as Vice-President of Computer Associates, Inc. in China. During the period February 1999 until March 2000, Mr. Chen served as General Manager of EastCom-CA, Software, Inc., a joint venture company of Computer Associates, Inc. in China. From December 1996 until February 1999, he served as a Vice President of Computer Associates International, Inc. From May 1990 until November 1996, Mr. Chen was director of Cheyenne Software, Inc.

     JOSEPH A. DONOHUE, age 47, has served as Vice President of Engineering since July 1998. From April 1987 to July 1998, Mr. Donohue was employed by Stratus Computer Inc., having held the positions of Director - Windows/NT Software Development from November 1997 to July 1998, Director - Proprietary OS from July 1994 to November 1997 and Manager - Kernel Development from July 1993 to July 1994. From April 1987 to July 1993, Mr. Donohue was employed by Stratus Computer, Inc. in various engineering positions.

     COREY M. HOROWITZ, age 47, became Chairman of the Board of Directors of the Company in January 1996 and has been a member of the Board of Directors since April 1994. Mr. Horowitz is a private investor and President and sole shareholder of CMH Capital Management Corp., a New York investment advisory and merchant banking firm, which he founded in September 1991. From January 1986 to February 1991, Mr. Horowitz was a general partner in charge of mergers and acquisitions at Plaza Securities Co., a New York investment partnership.

     EMANUEL R. PEARLMAN, age 42, has been a director of the Company since December 1999. From May 2000 until June 2001, Mr. Pearlman served as Chief Operating Officer of Vornado Operating Company. Since June 1998, Mr. Pearlman served as manager of both Beach Lane Capital LLC, a financial advisory and consulting firm, and Beach Lane Opportunity LLC, an investment partnership. In addition, since June 1995, Mr. Pearlman served as President of E.R.P. Capital Corporation, a financial advisory and consulting firm. E.R.P. Capital Corporation is the general partner of Gemini Partners, L.P., also a financial advisory and consulting firm. From October 1992 until December 1996, Mr. Pearlman was a consultant to Bally Entertainment Corporation.

     JONATHAN MARK, age 48, has been a director of the Company since November 2000. Since February 2001, Mr. Mark has served as an independent consultant to technology companies. From September 1999 to January 2001, Mr. Mark served as Senior Managing Director of Castle Harlan, Inc., a private equity fund. From September 1981 until August 1999, Mr. Mark served in various positions with Bain & Company, an international strategy consulting firm, including Director (1992-1999), Vice President (1986-1991), Manager (1984-1986) and Consultant
(1981-1984).

     HARRY B. SCHESSEL, age 37, has been a director of the Company since July 2001. Since July 2001, Mr. Schessel has been employed at Kroll, Inc. ("Kroll") as the Global Practice Leader for the Information Security Group. From June 2000 to July 2001, Mr. Schessel advised security companies, including Kroll, in the areas of strategy, operations, marketing and business development and also as a consultant to investment banking firms and venture capital firms for purposes of evaluating investments in the information security industry. From March 2000 until June 2000, Mr. Schessel was Vice President of Cybersafe, Inc., a security software company. In June 1997, Mr. Schessel co-founded Centrax, Inc., a company engaged in the development and marketing of intrusion detection software, and was employed from June 1997 until its sale in March 1999 in various capacities, including Chief Operating Officer and Executive Vice President.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

     In August 1998, the Board of Directors established an "Audit Committee" and a "Compensation Committee". The Audit Committee is composed of Emanuel Pearlman and Harry Schessel. The Audit Committee meets with the Company's independent auditors at least annually to review the scope and results of the annual audit; recommends to the Board the independent auditors to be retained; and receives and considers the auditors' comments as to internal controls, accounting staff and management performance and procedures in connection with audit and financial controls. All members of the Company's Audit Committee are independent as independence is defined in Rule 4200(a)(15) of the NASD listing standards. The Audit Committee has adopted a written Audit Committee Charter. The Compensation Committee is composed of Emanuel Pearlman and Jonathan Mark The Compensation Committee is responsible for determining compensation for the executive officers of the Company, including bonuses and benefits, and will administer the Company's compensation programs, including the Company's Stock Option Plan.

     The Board of Directors does not have a nominating committee. The selection of nominees for the Board of Directors is made by the entire Board of Directors. The Board of Directors may from time to time establish other committees to facilitate the management of the Company.

     During the past fiscal year, the Company's Board of Directors held ten (10) meetings. The Board of Directors' Compensation Committee met six (6) times during the past fiscal year. The Audit Committee met six (6) times during the past fiscal year. No incumbent director failed to participate in at least 75% of all meetings of the Board of Directors and the committees on which he served during the past fiscal year.


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

DIRECTOR COMPENSATION

     The Company has compensated each director, who is not also an employee of the Company, by granting to each outside director (upon joining the Board) stock options to purchase 20,000 shares of Common Stock, at an exercise price equal to the closing price of the Common Stock on the date of grant, with the options vesting over a one year period in equal quarterly amounts. In addition, each non-employee director receives an option grant to purchase 5,000 shares of Common Stock for each year of service (after the first year) as a member of the Board of Directors. Such options vest over a one year period in equal quarterly amounts. In addition to the aforementioned option grants, directors may be granted additional options in the discretion of the Board of Directors and the Compensation Committee. In October 2001, Emanuel Pearlman, Jonathan Mark and Mark Tuomenoksa (a former director) each received an option to purchase 35,000 shares of Common Stock.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's executive officers, directors, and persons who own more than 10% of the Company's outstanding Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that its executive officers, directors, and greater than 10% stockholders complied during the year ended December 31, 2001 with the reporting requirements of Section 16(a) except that Barry Rubenstein and Irwin Lieber each filed a Form 5 on February 14, 2002 with the SEC relating to options to purchase 11,875 shares of Common Stock granted on January 19, 2001 which were required to be reported on Form 4 by February 10, 2001. Based on their Form 5 filings, Mr. Rubenstein and Mr. Lieber were not aware of the option grants until December 2001.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table summarizes compensation, for the fiscal years indicated, awarded to, earned by or paid to the Company's Chief Executive Officer ("CEO") and to each of its executive officers, and two other employees (collectively, the "Named Executive Officers") who were the four highest compensated individuals other than the CEO for the year ended December 31, 2001 for services rendered in all capacities to the Company.


SUMMARY COMPENSATION TABLE

                                                            ANNUAL COMPENSATION                    LONG TERM COMPENSATION AWARDS
                                                            -------------------                    -----------------------------
                                                                                                   SHARES
                                 YEAR ENDED                                      OTHER ANNUAL     UNDERLYING      ALL OTHER ANNUAL
NAME AND PRINCIPAL POSITION      DECEMBER 31      SALARY ($)       BONUS ($)    COMPENSATION(1)   OPTIONS(#)       COMPENSATION(1)
---------------------------      -----------      ----------       ---------     ------------     ----------        ------------
Avi A. Fogel                         2001          $ 82,689(2)      $  --          $60,000(2)       65,145               --
   President & Chief Executive       2000          $171,963         $29,500           --            50,000               --
   Officer                           1999          $150,000         $28,375           --           122,116               --

Murray P. Fish                       2001          $169,356(3)      $62,613           --           156,254               --
    President                        2000          $138,461         $17,713           --            30,000               --
    Chief Financial Officer          1999          $120,000         $25,500           --            52,714               --
    Secretary

Joseph A. Donohue                    2001          $150,000         $21,488           --            45,280               --
    Vice President of                2000          $138,462         $16,588           --            30,000               --
     Engineering                     1999          $120,000         $22,125           --            52,605               --


Cynthia Mills                        2001          $125,000         $ 9,473           --            20,000               --
   Director Product Technology       2000          $ 17,045(4)         --                           20,000               --
   Product Manager                   1999          $   --              --                             --                 --


Michael Clarkin                      2001           $128,492        $ 2,596           --            35,000               --
    Director of Sales                2000           $ 43,823(5)        --             --            20,000               --
                                     1999           $   --             --             --              --                 --

(1) The Company has concluded that the aggregate amount of perquisites and other personal benefits paid to each of the Named Executive Officers did not exceed the lesser of ten percent (10%) of such individual's annual salary and bonus for each fiscal year indicated or $50,000.

(2) Mr. Fogel resigned as Chief Executive Officer and President in June 2001. The Company paid Mr. Fogel $60,000 to resolve a dispute under his employment agreement.

(3) In June 2001, Mr. Fish assumed the office of President and also continued to serve as Chief Financial Officer and Secretary. In March 2002, the Company hired Richard J. Kosinski as President and Chief Executive Officer and Mr. Fish continued to serve as Chief Financial Officer and Secretary.

(4)      Ms. Mills commenced employment with the Company in November 2000.

(5)      Mr. Clarkin commenced employment with the Company in August 2000.

OPTION GRANTS IN 2001

     The following stock options were granted to each of the Named Executive Officers during the year ended December 31, 2001:

                              NUMBER OF               % OF TOTAL
                                SHARES            OPTIONS GRANTED TO     EXERCISE
                              UNDERLYING               EMPLOYEES         PRICE PER      EXPIRATION
                           OPTIONS GRANTED             IN 2001(1)         SHARE (2)        DATE
                           ---------------             ----------         ---------        ----
Avi A. Fogel                    65,145                     9.3%            $3.06          1/19/11

Murray P. Fish                  31,254                    22.2%            $3.06          1/19/11
                               100,000                                     $ .70          7/12/11
                                25,000                                     $1.10          10/2/11

Joseph Donohue                  30,280                     6.4%            $3.06          1/19/11
                                15,000                                     $1.10          10/2/11

Cynthia Mills                    5,000                     2.8%            $3.06          1/19/11
                                15,000                                     $1.10          10/2/11

Michael Clarkin                  5,000                     5.0%            $3.06          1/19/11
                                30,000                                     $1.10          10/2/11

---------------------------
(1) The number of options granted to employees during the year ended December 31, 2001 used to compute this percentage is based on 603,770 incentive stock options and 100,000 non-qualified stock options.

(2) All options were granted at an exercise price equal to the fair market value of the Company's Common Stock at the date of grant, as determined by the Board of Directors.

FISCAL YEAR-END OPTION VALUES

            No options were exercised by any of the Named Executive Officers during the year ended December 31, 2001. The following table sets forth information relating to the fiscal year-end value of unexercised options held by executive officers on an aggregated basis:

                            Number of Securities Underlying                 Value of Unexercised
                                  Unexercised Options                       In-the-Money Options
                                   at 12/31/2001 (#)                      at Fiscal Year-End ($) (1)

            Name         Exercisable             Unexercisable       Exercisable             Unexercisable
            ----         -----------             -------------       -----------             -------------
Avi A. Fogel               294,879                    -0-                $-0-                     $-0-

Murray P. Fish             146,018                  135,251            $39,000                  $48,500

Joseph Donohue              92,146                   74,253              $-0-                    $5,700

Cynthia Mills                4,800                   35,200              $-0-                    $5,700

Michael Clarkin              6,000                   49,000              $-0-                   $11,400

------------------------
(1) Options are "in-the-money" if the market price of the Common Stock on December 31, 2001 ($1.48) exceeds the exercise price of such options. The value of such options is calculated by determining the difference between the aggregate market price of the Common Stock underlying the options on December 31, 2001 and the aggregate exercise price of such options.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

     On June 12, 2001, Avi A. Fogel resigned as President and Chief Executive Officer of the Company. Mr. Fogel had been employed by the Company pursuant to a four (4) year employment agreement which was to expire on May 18, 2002. On October 2, 2001, the Company and Mr. Fogel entered into an agreement (the "Termination Agreement") which resolved certain disputes regarding Mr. Fogel's departure from the Company. In accordance with the Termination Agreement, the Company paid Mr. Fogel $60,000 in full satisfaction of the Company's obligations to Mr. Fogel under his employment agreement or otherwise.

     On June 29, 2001, the Company entered into an employment agreement with Murray P. Fish pursuant to which Mr. Fish agreed to serve as the Company's President (on an interim basis) and Chief Financial Officer for a two year term at an annual salary of $185,000 per annum, subject to an additional cash bonus of up to $50,000 as determined by the Compensation Committee. In the event Mr. Fish's employment agreement is terminated "other than for cause" (as defined in the employment agreement), he shall be entitled to (i) the vesting of all options in the year of termination and 50% of the options that would have vested in the year following termination and (ii) the lesser of twelve (12) months base salary or the base salary for the balance of the term of the employment agreement. In addition, Mr. Fish will continue to receive benefits (health, etc.) during the severance period. Mr. Fish has agreed not to disclose any confidential information of the Company during the term of his employment or at any time thereafter and not to compete with the Company during the term of his agreement and for a period of two years thereafter, in the event of termination for cause.

     On March 4, 2002, the Company entered into an employment agreement with Richard J. Kosinski pursuant to which Mr. Kosinski agreed to serve as the Company's President and Chief Executive Officer for a two (2) year term at an annual base salary of $200,000 per annum. Mr. Kosinski is also eligible to receive bonus compensation of up to $150,000 per year upon the Company achieving certain objectives. In addition, Mr. Kosinski was issued options to purchase 1,200,000 shares of the Company's Common Stock, at an exercise price of $1.65 per share, which vest as follows: 25% of the shares (300,000 shares) on March 11, 2003, and 6.25% (75,000 shares) at the end of each three month period for the subsequent three years. In the event Mr. Kosinski's employment is terminated by the Company "other than for cause" (as such term is defined in the Employment Agreement) or by Mr. Kosinski for "Good Reason" (as such term is defined in the Employment Agreement), Mr. Kosinski shall be entitled to (i) a severance of nine
(9) months base salary and (ii) the vesting all options that would have vested within twelve (12) months of termination. Mr. Kosinski has agreed not to disclose any confidential information of the Company during the term of his employment or at any time thereafter or to compete with the Company during the term of his agreement and for a period of two years thereafter in the event of "Termination for Cause" or without "Good Reason."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of the Company's shares of Common Stock and Preferred Stock (the "Voting Stock") as of April 15, 2002 (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Voting Stock,
(ii) each director and nominee, (iii) each of the executive officers of the Company, and (iv) all executive officers and directors of the Company as a group.


      NAME AND ADDRESS OF              NUMBER OF SHARES    PERCENTAGE OF SHARES
       BENEFICIAL OWNER               BENEFICIALLY OWNED   BENEFICIALLY OWNED(1)
       ----------------               ------------------   ---------------------

   Barry Rubenstein(2)                    5,523,257                35.0%
   FalconStor Software, Inc.(3)           4,339,740                27.4%
   Irwin Lieber (4)                       2,882,382                19.8%
   Barry Fingerhut (5)                    2,792,978                19.3%
   Wheatley Partners II, L.P. (6)         1,572,015                11.3%
   Corey M. Horowitz(7)                   1,339,749                 9.4%
     CMH Capital Management Corp.
   Woodland Venture Fund(8)               1,305,072                 9.1%
   Seneca Ventures (9)                      946,347                 6.7%
   Murray P. Fish(10)                       154,018                 1.1%
   Joseph A. Donohue(11)                    100,146                  *
   Emanuel R. Pearlman(12)                   53,541                  *
   Jonathan Mark(13)                         37,500                  *
   Harry B. Schessel(14)                     15,000                  *
   Richard J. Kosinski(15)                     -0-                  -0-
   Jonathan M. Greene(16)                      -0-                  -0-
   Jonna Stopnik(17)                           -0-                  -0-
   Alex Chen(18)                               -0-                  -0-
   All officers and directors as
     a group (10 Persons)                 1,699,954                11.6%
   ------------------------
   * Less than 1%.

(1) Unless otherwise indicated, the Company believes that all persons named in the above table have sole voting and investment power with respect to all shares of Voting Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities held by such person (but not those held by any other person except for outstanding shares of Preferred Stock) and which are exercisable or convertible within 60 days have been exercised and converted. Assumes a base of 13,672,952 shares of Voting Stock including (i) 7,677,680 shares of outstanding Common Stock (ii) 5,603,794 shares of Common Stock issuable upon conversion of 2,801,897 outstanding shares of Series E Preferred Stock and (iii) 391,478 shares of Common Stock issuable upon conversion of 231,054 shares of outstanding Series D Preferred Stock. Except as otherwise indicated, the address for each beneficial owner is c/o Network-1 Security Solutions, Inc., 1601 Trapelo Road, Reservoir Place, Waltham, Massachusetts 02451.

(2) Includes (i) 1,194,659 shares of Common Stock, 188,678 shares of Common Stock issuable upon conversion of Series E Preferred Stock and 188,678 shares of Common Stock subject to currently exercisable warrants held by Wheatley Partners II,L.P., (ii) 173,584 shares of Common Stock issuable upon conversion of Series E Preferred Stock and 173,584 shares of Common Stock subject to currently exercisable warrants held by Wheatley Partners, L.P., (iii) 15,094 shares of Common Stock issuable upon conversion of Series E Preferred Stock and 15,094 shares of Common Stock subject to currently exercisable warrants held by Wheatley Foreign Partners, L.P., (iv) 31,040 shares of Common Stock held by Mr. Rubenstein, (v) 47,500 shares of common stock subject to currently exercisable stock options held by Mr. Rubenstein, (vi) 151,628 and 133,780 shares of Common Stock held by Woodland Venture Fund and Seneca Ventures, respectively, (vii) 424,528, 330,188, 235,848, 188,678 and
         94,338 shares of Common Stock issuable upon conversion of Series E Preferred Stock held by Woodland Venture Fund, Seneca Ventures, Brookwood Partners, L.P., Woodland Partners and Barry Rubenstein, respectively, (viii) 611,366, 423,605, 282,095, 235,848, 145,335 and
         1,333 shares of common stock subject to currently exercisable warrants held by Woodland Venture Fund, Seneca Ventures, Woodland Partners, Brookwood Partners, L.P., Barry Rubenstein and Marilyn Rubenstein, respectively and (ix) 117,550, 58,774, 58,774, 839 and 839 shares of
         Common Stock issuable upon conversion of Series D Preferred Stock held by Woodland Venture Fund, Seneca Ventures, Woodland Partners, Barry Rubenstein and Marilyn Rubenstein, respectively. Does not include options to purchase 11,875 shares of Common Stock which are not currently exercisable. Barry Rubenstein is a general partner of Wheatley Partners II, L.P. and a member of the general partner of each of Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P.. Barry Rubenstein and Woodland Services Corp. are the general partners of Woodland Venture Fund and Seneca Ventures. Barry Rubenstein is the President and sole director of Woodland Services Corp.. Marilyn Rubenstein is the wife of Barry Rubenstein. Mr. Rubenstein disclaims beneficial ownership of the shares of Common Stock held by Wheatley Partners II, L.P., Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P., except to the extent of his equity interest therein. The address of Barry Rubenstein is 68 Wheatley Road, Brookville, New York 11545. The address of Wheatley Partners II, L.P. and Wheatley Partners, L.P. is 60 Cuttermill Road, Great Neck, New York 11021. The address of Wheatley Foreign Partners, L.P. is c/o Fiduciary Trust, One Capital Place, Snedden Road, P.O. Box 162, Grand Cayman, British West Indies. The address for Woodland Venture Fund, Seneca Ventures, Brookwood Partners, L.P. and Woodland Partners is c/o Barry Rubenstein, 68 Wheatley Road, Brookville, New York 11545.

(3) Includes (i) 2,169,870 shares of Common Stock issuable upon conversion of Series E Preferred Stock and (ii) 2,169,870 shares of Common Stock subject to currently exercisable warrants. Does not include 500,000 shares of Common Stock subject to warrants which are not currently exercisable. The address of FalconStor Software, Inc. is 125 Baylis Road, Melville, New York 11747.

(4) Includes (i) 1,194,659 shares of Common Stock, 188,678 shares of Common Stock issuable upon conversion of Series E Preferred Stock and 188,678 shares of Common Stock subject to currently exercisable warrants held by Wheatley Partners II,L.P., (ii) 173,584 shares of Common Stock issuable upon conversion of Series E Preferred Stock and 173,584 shares of Common Stock subject to currently exercisable warrants held by Wheatley Partners, L.P., (iii) 15,094 shares of Common Stock issuable upon conversion of Series E Preferred Stock and 15,094 shares of Common Stock subject to currently exercisable warrants held by Wheatley Foreign Partners, L.P., (iv) 23,280 shares of Common Stock owned by Mr. Lieber, (v) 47,500 shares of Common Stock subject to currently exercisable stock options owned by Mr. Lieber, (vi) 330,188 shares of Common Stock issuable upon conversion of Series E Preferred Stock owned by Mr. Lieber, (vii) 58,774 shares of Common Stock issuable upon conversion of Series D Preferred Stock owned by Mr. Lieber, and (viii) 473,269 shares of Common Stock subject to currently exercisable warrants owned by Mr. Lieber. Does not include options to purchase 11,875 shares of Common Stock owned by Mr. Lieber which are not currently exercisable. Mr. Lieber disclaims beneficial ownership of the shares of Common Stock held by Wheatley Partners II, L.P., Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P., except to the extent of his equity interest therein.

(5) Includes (i) 1,194,659 shares of Common Stock, 188,678 shares of Common Stock issuable upon conversion of Series E Preferred Stock and 188,678 shares of Common Stock subject to currently exercisable warrants held by Wheatley Partners II, L.P., (ii) 173,584 shares of Common Stock issuable upon conversion of Series E Preferred Stock and 173,584 shares of Common Stock subject to currently exercisable warrants held by Wheatley Partners, L.P., (iii) 15,094 shares of Common Stock issuable upon conversion of Series E Preferred Stock and 15,094 shares of Common Stock subject to currently exercisable warrants held by Wheatley Foreign Partners, L.P., (iv) 31,040 shares of Common Stock owner by Mr. Fingerhut, (v) 330,188 shares of Common Stock issuable upon conversion of Series E Preferred Stock owned by Mr. Fingerhut, (vi) 58,774 shares of Common Stock issuable upon conversion of Series D Preferred Stock owned by Mr. Fingerhut, and (vii) 423,605 shares of Common Stock subject to currently exercisable warrants owned by Mr. Fingerhut. Mr. Fingerhut disclaims beneficial ownership of the shares of Common Stock held by Wheatley Partners II, L.P., Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P., except to the extent of his equity interest therein.

(6) Includes (i) 1,194,659 shares of Common Stock, (ii) 188,678 shares of Common Stock issuable upon conversion of Series E Preferred Stock and
         (iii) 188,678 shares of Common Stock subject to currently exercisable warrants. Does not include (i) 316,448, 23,280, 31,040, 4,656 and 3,104 shares of Common Stock beneficially owned by Barry Rubenstein, Irwin Lieber, Barry Fingerhut, Seth Lieber and Jonathan Lieber, respectively, each of whom is a general partner of Wheatley Partners II, L.P. and
         (ii) an aggregate of 7,140,407 shares of Common Stock subject to currently exercisable warrants, options, Series D Preferred Stock and Series E Preferred Stock beneficially owned by Barry Rubenstein (3,634,794 shares), Irwin Lieber (1,287,087 shares), Barry Fingerhut (1,189,923 shares), Jonathan Lieber (604,079 shares) and Seth Lieber (424,524 shares). Each of Messrs. Rubenstein, I. Lieber, Fingerhut, J. Lieber and S. Lieber disclaims beneficial ownership of the shares held by Wheatley Partners II, L.P., except to the extent of their equity interest therein. Jonathan Lieber and Seth Lieber each beneficially owns less than 1% of the outstanding Voting Stock exclusive of shares beneficially owned by Wheatley Partners II, L.P., Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P. and as such have not been included in the beneficial ownership table. Wheatley Partners II, L.P.'s business address is 80 Cuttermill Road, Great Neck, New York 11021.

(7) Includes (i) 486,303 shares of Common Stock held by Mr. Horowitz, (ii) 42,500 shares of Common Stock subject to currently exercisable stock options held by Mr. Horowitz, (iii) 155,463 shares of Common Stock held by CMH Capital Management Corp. ("CMH"), (iv) 424,936 shares of Common Stock subject to currently exercisable warrants held by CMH, (v) 85,220 shares of Common Stock subject to currently exercisable warrants held by Mr. Horowitz, (vi) 70,754 shares of Common Stock issuable upon conversion of Series E Preferred Stock, 70,754 shares of Common Stock subject to currently exercisable warrants and 1,528 shares of Common Stock, all owned by Donna Slavitt, the wife of Mr. Horowitz and (vii) 2,291 shares of Common Stock held by Horowitz Partners, a general partnership of which Mr. Horowitz is a partner. Does not include warrants and options to purchase 260,625 shares of Common Stock which are not currently exercisable. The address of CMH Capital Management Corp. is 885 Third Avenue, New York, New York 10022.

(8) Includes (i) 151,628 shares of Common Stock, (ii) 424,528 shares of Common Stock issuable upon conversion of Series E Preferred Stock,
         (iii) 611,366 shares of Common Stock subject to currently exercisable warrants and (iv) 117,550 shares of Common Stock issuable upon conversion of Series D Preferred Stock. Woodland Venture Fund's business address is 68 Wheatley Road, Brookville, New York 11546.

(9) Includes (i) 133,780 shares of Common Stock, (ii) 330,188 shares of Common Stock issuable upon conversion of Series E Preferred Stock,
         (iii) 423,605 shares of Common Stock subject to currently exercisable warrants, and (iv) 58,774 shares of Common Stock issuable upon conversion of Series D Preferred Stock. Seneca Venture's business address is 68 Wheatley Road, Brookville, NY 11546.

(10) Includes 154,018 shares of Common Stock subject to currently exercisable stock options issued to Mr. Fish pursuant to the Stock Option Plan. Does not include 127,251 shares of Common Stock subject to stock options which are not currently exercisable.

(11) Includes 100,146 shares of Common Stock subject to currently exercisable stock options issued to Mr. Donohue pursuant to the Stock Option Plan. Does not include 66,253 shares of Common Stock subject to stock options which are not currently exercisable.

(12) Includes (i) 42,500 shares of common stock subject to currently exercisable options issued to Mr. Pearlman pursuant to the Stock Option Plan, (ii) 4,098 shares of common stock subject to currently exercisable warrants, and (iii) 6,943 shares of common stock issuable upon conversion of Series D Preferred. Does not include 23,750 shares of common stock subject to options not currently exercisable.

(13) Includes 37,500 shares of Common Stock subject to currently exercisable stock options issued to Mr. Mark pursuant to the Stock Option Plan. Does not include 22,500 shares of Common Stock subject to stock options which are not currently exercisable.

(14) Includes 15,000 shares of Common Stock subject to currently exercisable stock options issued to Mr. Schessel pursuant to the Stock Option Plan. Does not include 5,000 shares of Common Stock subject to stock options which are not currently exercised.

(15) Does not include options owned by Mr. Kosinski to purchase 1,200,000 shares of Common Stock which are not currently exercisable.

(16) Does not include options owned by Mr. Greene to purchase 75,000 shares of Common Stock which are not currently exercisable.

(17) Does not include options owned by Ms. Stopnik to purchase 100,000 shares of Common Stock which are not currently exercisable.

(18) Does not include options owned by Mr. Chen to purchase 150,000 shares of Common Stock which are not currently exercisable.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On June 29, 2001, upon the resignation of the Company's Chief Executive Officer and President, the Company entered into a financial advisory agreement with CMH Capital Management Corp. ("CMH") for term of six (6) month (the "CMH Consulting Agreement"), pursuant to which CMH was paid consulting fees of $17,500 per month and received a ten (10) year warrant to purchase 300,000 shares of the Company's Common Stock at an exercise price of $.70 per share. In addition, CMH was reimbursed $44,000 for expenses during the year ended December 31, 2001 including the allocable portion of rent for office space in New York City. On October 8, 2001, the Company issued to CMH in consideration for additional consulting services rendered a five (5) year warrant to purchase 250,000 shares of the Company's Common Stock at an exercise price of $1.48 per share. On January 29, 2002, the Company extended the CMH Consulting Agreement for a period equal to the earlier of (i) June 29, 2002 or (ii) three months from the commencement of employment of a new Chief Executive Officer of the Company. On April 18, 2002, in consideration for consulting services rendered to the Company, the Company issued to CMH options to purchase 750,000 shares of the Company's Common Stock at an exercise price of $1.20 per share. Corey M. Horowitz, the Chairman of the Board of Directors of the Company and a principal stockholder of the Company, is the sole officer, director and stockholder of CMH.

     On October 2, 2001, the Company completed a private offering of $6,765,000 of preferred stock and warrants to a group of investors (the "October 2001 Offering"). The October 2001 Offering included the issuance of 3,191,037 shares of our Series E Preferred Stock at $2.12 per share and warrants to purchase 6,882,074 shares of the Company's common stock at an exercise price of $1.27 per share, subject to certain adjustments. Each share of Series E Preferred Stock is convertible into two shares of common stock, subject to certain adjustments. Investors in the October 2001 Offering included FalconStor Software Inc. ($2,300,000), Barry Rubenstein and affiliated entities, ($1,400,000), Wheatley Partners II, L.P. and related entities ($400,000), Irwin Lieber ($350,000) and Barry Fingerhut ($350,000), all principal stockholders of the Company, and Donna Slavitt ($75,000), the wife of Corey M. Horowitz, Chairman of the Board of Directors of the Company and a principal stockholder of the Company.

     On October 2, 2001, simultaneously with the closing of the October 2001 Offering, the Company entered into a ten (10) year Distribution and License Agreement with FalconStor Software, Inc. ("FalconStor"), pursuant to which FalconStor has the right to distribute the Company's product offerings in its indirect and OEM channels. As part of the Distribution and License Agreement, FalconStor paid the Company a non-refundable advance of $500,000 against future royalty payments. (See "Management's Discussion and Analysis or Plan of Operation").

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Waltham, Commonwealth of Massachusetts, on the 29th day of April 2002.



    NETWORK-1 SECURITY SOLUTIONS, INC.


    By  /s/ Richard Kosinski
       ------------------------------------------
            Richard Kosinski
            President and Chief Executive Officer



     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the following persons in the capacities and on the dates indicated:

NAME                       TITLE                                         DATE
----                       -----                                         ----
/s/ Richard Kosinski       President, Chief Executive Officer and        April 29, 2002
-----------------------    Director (principal executive officer)
Richard Kosinski


/s/ Murray P. Fish         Chief Financial Officer, Secretary and        April 29, 2002
-----------------------    Director (principal financial officer
Murray P. Fish             and principal accounting officer)


/s/ Corey M. Horowitz      Chairman of the Board of Directors            April 29, 2002
-----------------------
Corey M. Horowitz



/s/ Jonathan Mark          Director                                      April 29, 2002
-----------------------
Jonathan Mark


                                       15