Form 10QSB
period 2002-03-31
NETWORK 1 SECURITY SOLUTIONS INC
filed 2002-05-15
CIK 1065078

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________


                         COMMISSION FILE NUMBER 1-14896



                       NETWORK-1 SECURITY SOLUTIONS, INC.
        -----------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


         DELAWARE                                               11-3027591
-------------------------------                             -------------------
(STATE OR OTHER JURISDICTION OF                               (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)


        1601 TRAPELO ROAD, RESERVOIR PLACE, WALTHAM, MASSACHUSETTS 02451
        ----------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                  781-522-3400
                           ---------------------------
                           (ISSUER'S TELEPHONE NUMBER)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes [X]    No [ ]

As of May 1, 2002 there were 7,677,680 shares of Common Stock, $.01 par value per share, 231,054 shares of Series D Convertible Preferred Stock, $.01 par value per share, and 2,801,897 shares of Series E Convertible Preferred Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):   Yes [ ]    No [X]

================================================================================

                       NETWORK-1 SECURITY SOLUTIONS, INC.

                                      INDEX



                                                                        Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  CONDENSED FINANCIAL STATEMENTS

         Condensed Balance Sheets as of March 31, 2002 (unaudited)
         and December 31, 2001...............................................  3

         Condensed Statements of Operations for the three months
         ended March 31, 2002 and 2001 (unaudited)...........................  4

         Condensed Statements of Cash Flows for the three months
         ended March 31, 2002 and 2001 (unaudited)...........................  5

         Notes to Condensed Financial Statements.............................  6



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........  7



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 11

Item 2.  Changes in Securities and Use of Proceeds........................... 11

Item 3.  Defaults Upon Senior Securities..................................... 11

Item 4.  Submission of Matters to a Vote of Security Holders................. 11

Item 5.  Other Information................................................... 11

Item 6.  Exhibits and Reports on Form 8-K.................................... 11


SIGNATURES................................................................... 12

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                            CONDENSED BALANCE SHEETS

                                                                                         MARCH 31,        DECEMBER 31,
                                                                                           2002               2001
                                                                                       ------------       ------------
                                                                                        (Unaudited)
ASSETS
------
Current assets:
   Cash and cash equivalents                                                           $  5,701,000       $  7,121,000
   Accounts receivable - net                                                                 94,000             62,000
   Prepaid expenses and other current assets                                                109,000            113,000
                                                                                       ------------       ------------
        Total current assets                                                              5,904,000          7,296,000

Equipment and fixtures                                                                      354,000            319,000
Capitalized software costs - net                                                            581,000            561,000
Security deposits                                                                            16,000              8,000
                                                                                       ------------       ------------
                                                                                       $  6,855,000       $  8,184,000
                                                                                       ============       ============
LIABILITIES
-----------
Current liabilities:
   Accounts payable                                                                         307,000            405,000
   Accrued expenses and other current liabilities                                           838,000            675,000
   Deferred revenue                                                                         242,000            245,000
                                                                                       ------------       ------------
        Total current liabilities                                                         1,387,000          1,325,000
                                                                                       ------------       ------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
--------------------
Preferred stock - $.01 par value; authorized 10,000,000 shares;
   Series D - 231,054 and 231,054 shares issued and outstanding, respectively                 2,000              2,000
   Series E - 2,801,897 and 3,191,037 shares issued and outstanding, respectively            28,000             32,000
Common stock - $.01 par value; authorized 50,000,000 shares;
   7,677,680 and 6,781,374 shares issued and outstanding, respectively                       77,000             68,000
Additional paid-in capital                                                               41,402,000         41,274,000
Accumulated deficit                                                                     (36,041,000)       (34,517,000)
                                                                                       ------------       ------------
                                                                                          5,468,000          6,859,000
                                                                                       ------------       ------------
                                                                                       $  6,855,000       $  8,184,000
                                                                                       ============       ============

See notes to condensed financial statements

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                  -------------------------------
                                                                      2002               2001
                                                                  ------------       ------------
                                                                   (Unaudited)        (Unaudited)
Revenues:
   Licenses                                                       $     68,000       $    396,000
   Services                                                             50,000             61,000
                                                                  ------------       ------------
        Total revenues                                                 118,000            457,000

Cost of revenues:
   Amortization of software development costs                           70,000             62,000
   Cost of licenses                                                      3,000             14,000
   Cost of services                                                     42,000             62,000
                                                                  ------------       ------------
                                                                       115,000            138,000

                                                                  ------------       ------------
Gross profit                                                             3,000            319,000
                                                                  ------------       ------------
Operating expenses:
   Product development                                                 439,000            612,000
   Selling and marketing                                               619,000            896,000
   General and administrative                                          495,000            494,000
                                                                  ------------       ------------
                                                                     1,553,000          2,002,000

                                                                  ------------       ------------
Loss from continuing operations before interest                     (1,550,000)        (1,683,000)

Interest income - net                                                   26,000             41,000
                                                                  ------------       ------------
Loss from continuing operations                                     (1,524,000)        (1,642,000)
Income from discontinued operations                                          0            630,000
                                                                  ------------       ------------
   Net loss                                                       $ (1,524,000)      $ (1,012,000)
                                                                  ============       ============

Per common share information - basic and diluted
   Loss from continuing operations                                $      (0.21)      $      (0.26)
   Income from discontinued operations                                      --               0.10
                                                                  ------------       ------------
   Net loss                                                       $      (0.21)      $      (0.16)
                                                                  ============       ============
Weighted average number of common shares outstanding                 7,109,367          6,455,316
                                                                  ============       ============

See notes to condensed financial statements

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                           -------------------------------
                                                                               2002               2001
                                                                           ------------       ------------
                                                                            (Unaudited)        (Unaudited)
Cash flows from operating activities:
Loss from continuing operations                                            $ (1,524,000)      $ (1,642,000)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
   Provision for doubtful accounts                                                    0             10,000
   Amortization of compensatory stock options and warrants                            0            180,000
   Depreciation and amortization                                                107,000             96,000
Changes in:
   Accounts receivable                                                          (32,000)          (196,000)
   Prepaid expenses and other current assets                                      4,000             50,000
   Accounts payable, accrued expenses and other current liabilities              65,000            (50,000)
   Interest Payable                                                                   0             13,000
   Deferred revenue                                                              (3,000)            43,000
                                                                           ------------       ------------

Net cash used in continuing operations                                       (1,383,000)        (1,496,000)
Cash provided by (used in) discontinued operations                                    0                  0
                                                                           ------------       ------------
       Net cash used in operating activities                                 (1,383,000)        (1,496,000)
                                                                           ------------       ------------
Cash flows from investing activities:
   Acquisitions of equipment and fixtures                                       (72,000)           (18,000)
   Capitalized software costs                                                   (90,000)          (125,000)
   Security deposit                                                              (8,000)            (8,000)
   Net proceeds from sale of professional services group                              0            860,000
                                                                           ------------       ------------
       Net cash provided by (used in) investing activities                     (170,000)           709,000
                                                                           ------------       ------------
Cash flows provided by financing activities:
   Proceeds from exercise of options and warrants                               133,000                  0
                                                                           ------------       ------------

Net decrease in cash and cash equivalents                                    (1,420,000)          (787,000)
Cash and cash equivalents - beginning of period                               7,121,000          4,425,000
                                                                           ------------       ------------
Cash and cash equivalents - end of period                                  $  5,701,000       $  3,638,000
                                                                           ============       ============
Supplemental disclosures of noncash investing and financing activity:
   Conversion of notes payable and accrued interest into
      1,787 shares of common stock                                         $         --       $      5,000
                                                                           ============       ============
   Compensation charge for non qualified stock options related
      to empoyees of discontinued operations                               $         --       $    230,000
                                                                           ============       ============

See notes to condensed financial statements

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   FINANCIAL STATEMENT PRESENTATION
     --------------------------------

     a. The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information contained herein not misleading. These interim financial statements and the notes thereto should be read in conjunction with the financial statements included in the Company's Form 10-KSB for the year ended December 31, 2001.

          In the Company's opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information shown have been included.

     b. The results of operations for the three months ended March 31, 2002 presented herein are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2002.

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

     d. On March 4, 2002, the Company entered into a two year employment agreement commencing on March 11, 2002, with its new Chief Executive Officer and President, providing for an annual salary of $200,000. In connection with the agreement, 1,200,000 options to purchase the Company's common stock at $1.65 per share were granted, the exercise price being equal to the closing price of the Company's common stock on the grant date. The options vest 25% on the first anniversary of the grant date and 6.25% quarterly thereafter. The executive is also eligible to receive bonuses up to $150,000 per year upon the attainment of specified performance targets. The options granted include 242,400 options issued under the Company's 1996 Plan and 957,600 options issued outside the plan.

2.   SUBSEQUENT EVENTS
     -----------------

     a. On April 18, 2002, in consideration of additional consulting and financial advisory services, the Company issued to CMH Capital Management Corp. ("CMH") an option to purchase 750,000 shares of the Common Stock at an exercise price of $1.20 per share which was the market price of the Company's Common Stock on the date of issuance. Corey M. Horowitz, Chairman of the Board of Directors of the Company, is the sole owner and officer of CMH. The shares underlying the option shall vest over a three year period in equal amounts of 250,000 shares per year beginning April 18, 2003. In addition, the shares underlying the option shall vest in full in the event of a "change of control" or in the event that the closing price of the Company's common stock reaches a minimum of $3.50 per share for twenty (20) consecutive trading days.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2001 IN THE SECTION ENTITLED "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" AS WELL AS THOSE RISKS DISCUSSED ELSEWHERE IN THIS REPORT.

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

     To date, the Company has incurred significant losses and, at March 31, 2002, had an accumulated deficit of $ 36,041,000. In addition, since March 31, 2002, the Company has continued to incur significant operating losses. The Company expects to incur substantial operating expenses in the future to support its product development activities, and to expand its domestic and international sales activities and marketing capabilities. Management believes it currently has cash to fund its operations through December 31, 2002 (or earlier if the Company does not achieve certain revenue assumptions) (See "Liquidity and Capital Resources" on page 10 hereof).

     On October 2, 2001, the Company completed a $6.765 million private offering of Series E Preferred Stock and Warrants pursuant to a Securities Purchase Agreement with investors (the "Financing"). In accordance with the Securities Purchase Agreement, an aggregate of 3,191,037 shares of Series E Preferred Stock were sold to investors at a price of $2.12 per share together with warrants to purchase 6,882,074 shares of Common Stock at an exercise price of $1.27 per share. Each share of Series E Preferred Stock is convertible into two (2) shares of Common Stock, subject to adjustment. As the largest investor ($2,300,000) in the Financing, FalconStor Software, Inc. ("FalconStor"), a storage networking infrastructure software company, received an additional warrant to purchase 500,000 shares of the Company's Common Stock (the "Additional Warrant"). The shares underlying the Series E Preferred Stock and the warrants (including the Additional Warrant) issued in the Financing were registered pursuant to a Form S-3 Registration Statement which was declared effective by the SEC on February 12, 2002. Simultaneously with the closing of the Financing, the Company and FalconStor entered into a ten year Distribution and License Agreement pursuant to which FalconStor has the right to distribute the Company's product offerings in its indirect and OEM channels. As part of the Distribution and License Agreement, FalconStor paid the Company a non-refundable advance of $500,000 against future royalty payments of which, in accordance with accounting principles generally accepted in the United States of America, $350,000 has been accounted for as the purchase price of the Additional Warrant and this resulted in total proceeds allocated to the Financing of $7,115,000.

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

     The Company's software products have not yet achieved market acceptance. The future success of the Company is largely dependent upon market acceptance of its CYBERWALLPLUS family of software products. While the Company believes that its family of software products offer advantages over competing products for network security, license revenue from network security software products since the introduction of FireWall/Plus (September 1995), a predecessor product line, through March 31, 2002 has only been $4,777,000, including a non-refundable pre-paid royalty of $500,000 in 1997. From January 1999 through March 31, 2002, license revenue from CYBERWALLPLUS has only been $2,045,000. CYBERWALLPLUS may not achieve significant market acceptance. Revenue from such commercial products depend on a number of factors, including the influence of market competition, technological changes in the network security market, the Company's ability to design, develop and introduce enhancements on a timely basis, and the ability of the Company to successfully establish and maintain distribution channels. The failure of CYBERWALLPLUS to achieve significant market acceptance as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business, operating results and financial condition.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

     Revenues decreased by $339,000 or 74%, from $457,000 for the three months ended March 31, 2001 to $118,000 for the three months ended March 31, 2002, primarily as a result of a decrease in license revenues during the three months ended March 31, 2002. License revenues decreased by $328,000 or 83%, from $396,000 for the three months ended March 31, 2001 to $68,000 for the three months ended March 31, 2002. Network-1's revenues for the first quarter ended March 31, 2002 were impacted by the lack of enterprise licenses as well as the adverse economic conditions and reduced technology spending. Revenue for the three months ended March 31, 2001 included a large CyberwallPLUS server license issued to a major university of $135,000 and $103,000 in revenue from a distributor in China. Service revenues decreased by $11,000 or 18%, from $61,000 for the three months ended March 31, 2001 to $50,000 for the three months ended March 31, 2002 primarily due to a reduction in training fees . The Company's revenues from customers in the United States represented 68% of its revenues during the three months ended March 31, 2001 and 90% of its revenues during the three months ended March 31, 2002, respectively.

     Cost of revenues consists of amortization of software development costs, cost of licenses and cost of services. Amortization of software development costs increased by $8,000 or 13%, from $62,000 for three months ended March 31, 2001 to $70,000 for the three months ended March 31, 2002, representing 16% and 103% of license revenues, respectively.

     Cost of licenses consists of software media (disks), documentation, product packaging, production costs and product royalties. Cost of licenses decreased by $11,000 or 79%, from $14,000 for the three months ended March 31, 2001 to $3,000 for the three months ended March 31, 2002, each representing 4% of license revenues. Cost of licenses as a percentage of license revenues may fluctuate from period to period due to changes in product mix, changes in the number or size of transactions recorded in a given period or an increase or decrease in licenses of products which would require the Company to pay royalties to third parties.

     Cost of services consists of salaries, benefits and overhead associated with the technical support of maintenance contracts. Cost of services decreased by $20,000 or 32%, from $62,000 for the three months ended March 31, 2001 to $42,000 for the three months ended March 31, 2002, representing 102% and 84% of service revenues, respectively. The decrease in cost of services in both dollar amount and as a percentage of service revenues resulted primarily from decreased personnel costs in the group as a result of the capital preservation programs implemented last year. Cost of services as a percentage of service revenues may fluctuate from period to period due to changes in support headcount and related benefit costs.

     Gross profit was $319,000 for the three months ended March 31, 2001 compared to a gross profit of $3,000 for the three months ended March 31, 2002 of, representing 70% and 3% of revenues, respectively. The decrease in gross profit was primarily due to the decrease in license revenue.

     Product development consists of salaries, benefits, bonuses, travel and related costs of the Company's product development personnel, including consulting fees, the costs of computer equipment used in product and technology development. Product development expense decreased $173,000 or 28%, from $612,000 for three months ended March 31, 2001 to $439,000 for the three months ended March 31, 2002, representing 134% and 372% of revenues, respectively. Total product development costs, including capitalized costs of $125,000 for the three months ended March 31, 2001 and $90,000 for the three months ended March 31, 2002, were $737,000 and $529,000 for the three months ended March 31, 2001 and March 31, 2002, respectively. The decrease in total product development costs was due primarily to the elimination of the use of outside programmer's services of $168,000 and non-cash warrant compensation of $109,000. These costs reductions were partially offset by the establishment of a development team to service the Asia Pacific region during the three month period ended March 31, 2002 at a cost of $108,000.

     Selling and marketing expenses consist primarily of salaries, including commissions, benefits, bonuses, travel, advertising, public relations, consultants and trade shows. Selling and marketing expenses decreased by $277,000 or 31%, from $896,000 for the three months ended March 31, 2001 to $619,000 for the three months ended March 31, 2002, representing 196% and 525% of revenues, respectively. The decrease in selling and marketing expenses was due primarily to a decrease of $210,000 in personnel costs and travel expenditures related to the headcount reduction in 2001 to preserve capital, and an $85,000 reduction in advertising expenditures. These costs reductions were partially offset by the establishment of a sales team to service the Asia Pacific region for the three month period ended March 31, 2002 at a cost of $39,000.

     General and administrative expenses include employee costs, including salary, benefits, travel and other related expenses associated with management, finance and accounting operations, and legal and other professional services provided to the Company. General and administrative expenses increased by $1,000 from $494,000 for the three months ended March 31, 2001 to $495,000 for the three months ended March 31, 2002, representing 108% and 419% of revenues, respectively.

     The discontinued operations was sold on February 9, 2000 to Exodus Communications. The gain from discontinued operations in 2001 was attributed to the contingent payments and related contingent expenses pertaining to the sale received or paid in 2001.

     No provision for or benefit from federal, state or foreign income taxes was recorded for three months ended March 31, 2001 or March 31, 2002 because the Company incurred net operating losses and fully reserved its deferred tax assets as their future realization could not be determined.

     As a result of the foregoing, the Company had net loss of $1,012,000 for the three months ended March 31, 2001 compared with a net loss of $1,524,000 for the three months ended March 31, 2002.

Liquidity and Capital Resources

     The Company's capital requirements have been and will continue to be significant and its cash requirements continue to exceed its cash flow from operations. At March 31, 2001, the Company had $5,701,000 of cash and cash equivalents and working capital of $4,517,000. In October 2001, the Company completed a private offering of $6,765,000 of securities. The Company has financed its operations primarily through sales of equity and debt securities, and the sale of its professional services group. Net cash used in operating activities from continuing operations was $1,496,000 during the three months ended March 31, 2001 and net cash used in operating activities from continuing operations was $1,383,000 during the three months ended March 31, 2002. Net cash used in operating activities from continuing operations for three months ended March 31, 2002 was primarily attributable to the net loss from continuing operations of $1,524,000, which was partially offset by the depreciation and amortization expense of $107,000.

     The Company's operating activities during the three months ended March 31, 2002 were financed primarily with the funds raised in 2001. The Company does not currently have a line of credit from a commercial bank or other institution.

     The Company anticipates, based on currently proposed plans and assumptions (including the timetable of, costs and expenses associated with, and success of, its marketing efforts), that its current cash balance of approximately $5,701,000 as of March 31, 2002, will be sufficient to satisfy the Company's operations and capital requirements through at least December 31, 2002. There can be no assurance, however, that such funds will not be expended prior thereto. In the event the Company's plans change, or its assumptions change, or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), the Company may have insufficient funds to support its operations prior to December 31, 2002 and will be required to seek additional financing sooner than currently anticipated. The Company does not have any current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms or at all. The inability of the Company to obtain additional financing would have a material adverse effect on the Company, requiring it to curtail and possibly cease its operations. In addition, any additional equity financing may involve substantial dilution to the interests of the Company's then existing stockholders.

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

     The sales cycle for the Company's products can be lengthy and generally commences at the time a prospective customer demonstrates an interest in licensing a CYBERWALLPLUS solution which typically includes a 28-day free evaluation period and ends upon execution of a purchase order by the customer. The length of the sales cycle varies depending on the type and sophistication of the customer and the complexity of the operating system.

PART II.  OTHER INFORMATION


          Item 1.  LEGAL PROCEEDINGS.

                   None.


          Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

                   None


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

                   None.


          Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                   a).  Exhibits

                        The exhibits in the following table have been filed as part of this Quarterly Report on Form 10-QSB:

                        None


                   b).  Reports of Form 8-K.

                        On March 25, 2002, the Company filed a Current Report on Form 8-K related to the hiring of Richard Kosinski as CEO and President of the Company.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             NETWORK-1 SECURITY SOLUTIONS, INC.


                             By: /s/ Richard Kosinski
                                 -------------------------------
                                 Richard Kosinski
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)


                             By: /s/ Murray P. Fish
                                 -------------------------------
                                 Murray P. Fish
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

Date: May 15, 2002