Form 10QSB
period 2002-06-30
NETWORK 1 SECURITY SOLUTIONS INC
filed 2002-08-16
CIK 1065078

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______


                         COMMISSION FILE NUMBER 1-14896




                       NETWORK-1 SECURITY SOLUTIONS, INC.
                     ---------------------------------------
                     (EXACT NAME OF SMALL BUSINESS ISSUER AS
                            SPECIFIED IN ITS CHARTER)



          DELAWARE                                              11-3027591
-------------------------------                               -------------
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

As of August 1, 2002 there were 7,701,264 shares of Common Stock, $.01 par value per share, 231,054 shares of Series D Convertible Preferred Stock, $.01 par value per share, and 2,790,105 shares of Series E Convertible Preferred Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [_]    No [X]

================================================================================

                       NETWORK-1 SECURITY SOLUTIONS, INC.

                                      INDEX



                                                                        Page No.
PART I.  FINANCIAL INFORMATION                                          -------

Item 1.  CONDENSED FINANCIAL STATEMENTS

         Condensed Balance Sheets as of June 30, 2002
           (unaudited) and December 31, 2001................................ 3

         Condensed Statements of Operations for the three
           and six months ended June 30, 2002 and 2001 (unaudited).......... 4

         Condensed Statements of Cash Flows for the six
           months ended June 30, 2002 and 2001 (unaudited).................. 5

         Notes to Condensed Financial Statements............................ 6


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......... 7



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................16

Item 2.  Changes in Securities and Use of Proceeds..........................16

Item 3.  Defaults Upon Senior Securities....................................16

Item 4.  Submission of Matters to a Vote of Security Holders................16

Item 5.  Other Information..................................................16

Item 6.  Exhibits and Reports on Form 8-K...................................16




SIGNATURES..................................................................17

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                            CONDENSED BALANCE SHEETS

                                                                                       JUNE 30,        DECEMBER 31,
                                                                                         2002              2001
                                                                                     ------------      ------------
                                                                                      (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                         $  4,156,000      $  7,121,000
   Accounts receivable - net                                                               71,000            62,000
   Prepaid expenses and other current assets                                               63,000           113,000
                                                                                     ------------      ------------
       Total current assets                                                             4,290,000         7,296,000

Equipment and fixtures                                                                    327,000           319,000
Capitalized software costs - net                                                          546,000           561,000
Security deposits                                                                          21,000             8,000
                                                                                     ------------      ------------
                                                                                     $  5,184,000      $  8,184,000
                                                                                     ============      ============

LIABILITIES
Current liabilities:
   Accounts payable                                                                  $    211,000      $    405,000
   Accrued expenses and other current liabilities                                         865,000           675,000
   Deferred revenue                                                                       258,000           245,000
                                                                                     ------------      ------------
       Total current liabilities                                                        1,334,000         1,325,000
                                                                                     ------------      ------------

Liability Settled with Equity Instrument                                                  416,000                 0
                                                                                     ------------      ------------
                                                                                        1,750,000         1,325,000
                                                                                     ------------      ------------


Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock - $.01 par value; authorized 10,000,000 shares;
   Series D -231,054 and 231,054 shares issued and outstanding, respectively                2,000             2,000
   Series E -2,790,105 and 3,191,037 shares issued and outstanding, respectively           28,000            32,000
Common stock - $.01 par value; authorized 50,000,000 shares;
    7,701,264 and 6,781,374 shares issued and outstanding, respectively                    77,000            68,000
Additional paid-in capital                                                             41,402,000        41,274,000
Accumulated deficit                                                                   (38,075,000)      (34,517,000)
                                                                                     ------------      ------------
                                                                                        3,434,000         6,859,000
                                                                                     ------------      ------------
                                                                                     $  5,184,000      $  8,184,000
                                                                                     ============      ============




See notes to condensed financial statements

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                         ------------------------------      ------------------------------
                                                             2002              2001              2002              2001
                                                         ------------      ------------      ------------      ------------
Revenues:
   Licenses                                              $    191,000      $    251,000      $    259,000      $    647,000
   Services                                                    52,000            57,000           102,000           118,000
                                                         ------------      ------------      ------------      ------------
          Total revenues                                      243,000           308,000           361,000           765,000

Cost of revenues:
   Amortization of software development costs                 125,000            63,000           195,000           125,000
   Cost of licenses                                             7,000             8,000            10,000            22,000
   Cost of services                                            42,000            57,000            84,000           119,000
                                                         ------------      ------------      ------------      ------------
                                                              174,000           128,000           289,000           266,000

                                                         ------------      ------------      ------------      ------------
Gross profit                                                   69,000           180,000            72,000           499,000
                                                         ------------      ------------      ------------      ------------

Operating expenses:
   Product development                                        397,000           673,000           836,000         1,285,000
   Selling and marketing                                      730,000           816,000         1,349,000         1,712,000
   General and administrative                                 995,000           516,000         1,490,000         1,010,000
                                                         ------------      ------------      ------------      ------------
                                                            2,122,000         2,005,000         3,675,000         4,007,000

                                                         ------------      ------------      ------------      ------------
Loss from continuing operations before interest            (2,053,000)       (1,825,000)       (3,603,000)       (3,508,000)

Interest  income - net                                         19,000            85,000            45,000           126,000
                                                         ------------      ------------      ------------      ------------

Loss from continuing operations                            (2,034,000)       (1,740,000)     $ (3,558,000)     $ (3,382,000)
Income from discontinued operations                                --            19,000                --           649,000
                                                         ------------      ------------      ------------      ------------
Net loss                                                 $ (2,034,000)     $ (1,721,000)     $ (3,558,000)     $ (2,733,000)
                                                         ============      ============      ============      ============

Per common share information - basic and diluted
    Loss from continuing operations                      $      (0.26)     $      (0.27)     $      (0.48)     $      (0.52)
    Income from discontinued operations                            --              0.00                --              0.10
                                                         ------------      ------------      ------------      ------------
   Net loss                                              $      (0.26)     $      (0.27)     $      (0.48)     $      (0.42)
                                                         ============      ============      ============      ============
Weighted average number of common shares outstanding        7,683,900         6,462,852         7,398,221         6,459,105
                                                         ============      ============      ============      ============




See notes to condensed financial statements

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              SIX MONTHS ENDED JUNE 30,
                                                                           ------------------------------
                                                                               2002              2001
                                                                           ------------      ------------
Cash flows from operating activities:
Loss from continuing operations                                            $ (3,558,000)     $ (3,382,000)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
   Issuance of common stock option and warrants for
      services rendered                                                         416,000           225,000
   Provision for doubtful accounts                                                5,000            50,000
   Amortization of compensatory stock options and warrants                           --           107,000
   Depreciation and amortization                                                304,000           194,000
Changes in:
   Accounts receivable                                                          (14,000)          (73,000)
   Prepaid expenses and other current assets                                     50,000            70,000
   Accounts payable, accrued expenses and other current
      liabilities                                                                (4,000)          249,000
   Interest Payable                                                                  --            24,000
   Deferred revenue                                                              13,000           (27,000)
                                                                           ------------      ------------

Net cash used in continuing operations                                       (2,788,000)       (2,563,000)
Cash provided by (used in) discontinued operations                                   --                --
                                                                           ------------      ------------
      Net cash used in operating activities                                  (2,788,000)       (2,563,000)
                                                                           ------------      ------------

Cash flows from investing activities:
   Acquisitions of equipment and fixtures                                      (117,000)          (22,000)
   Capitalized software costs                                                  (180,000)         (235,000)
   Security deposit                                                             (13,000)           (8,000)
   Net proceeds from sale of professional services group                             --           938,000
                                                                           ------------      ------------
      Net cash (used in) provided by investing activities                      (310,000)          673,000
                                                                           ------------      ------------

Cash flows provided by financing activities:
   Proceeds from exercise of options and warrants                               133,000                --
                                                                           ------------      ------------
Net decrease in cash and cash equivalents                                    (2,965,000)       (1,890,000)
Cash and cash equivalents - beginning of period                               7,121,000         4,425,000
                                                                           ------------      ------------
Cash and cash equivalents - end of period                                  $  4,156,000      $  2,535,000
                                                                           ============      ============

Supplemental disclosures of noncash investing and financing activity:
   Conversion of notes payable and accrued interest into 10,897 shares
   of common stock  and 124,031 shares of preferred stock in 2001          $         --      $    412,000
                                                                           ============      ============

   Compensation charge for non qualified stock options related
   to employees of discontinued operations                                 $         --      $    230,000
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

     b. The results of operations for the six months ended June 30, 2002 presented herein are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2002.

     c. The Company has suffered significant losses, has not generated positive cash flow from operations and has an accumulated deficit of $38,075,000 at June 30, 2002. Management believes it currently has cash to fund its operations until December 31, 2002, or earlier if the Company does not achieve certain plans and assumptions (see "Liquidity and Capital Resources" on page 11 of this report). The Company is involved in substantive discussions with a third party with respect to a strategic transaction, which would include financing. There is, however, no assurance that the Company will consummate such a strategic transaction or secure additional financing.

     d. Basic loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted loss per share data includes the dilutive effects of options, warrants and convertible securities. As all potential common shares are anti-dilutive due to the loss from continuing operations, they are not included in the calculation of diluted loss per share.

     e. On April 18, 2002, in consideration of additional consulting and financial advisory services, the Company issued to CMH Capital Management Corp. ("CMH") an option to purchase 750,000 shares of the Common Stock at an exercise price of $1.20 per share which was the market price of the Company's Common Stock on the date of issuance. Corey M. Horowitz, Chairman of the Board of Directors of the Company, is the sole owner and officer of CMH. The shares underlying the option shall vest over a three year period in equal amounts of 250,000 shares per year beginning April 18, 2003. In addition, the shares underlying the option shall vest in full in the event of a "change of control" or in the event that the closing price of the Company's common stock reaches a minimum of $3.50 per share for twenty (20) consecutive trading days. The options were valued utilizing the Black Scholes pricing model resulting in an estimated fair value of $416,000 which was charged to expense in the quarter ended June 30, 2002. The valuation of the option and accordingly, the expense recognized is subject to adjustment based on, among other factors, the market price of the option at the date of the valuation. The Company will extimate the value of the option at each reporting date until they have vested.

     f. The Company paid CMH $94,000 in consulting fees and $36,000 in expenses under the agreement for the six months ended June 30, 2002 and had a payable due CMH of $14,000 at June 30, 2002. In addition, in January 2002 CMH was paid $23,000 for consulting fees and expenses incurred in 2001.

     g. License Revenue includes $95,000 representing 49.7% and 36.7% of license revenues for the three and six months ended June 30, 2002, respectively, from a reseller located in Singapore and includes $46,000 representing 24.1% and 17.8% of license revenues for the three and six months ended June 30, 2002, respectively, from a major university.

2.   SUBSEQUENT EVENTS
     -----------------

     a. On July 2, 2002, the Company extended its Consulting Agreement with CMH until December 31, 2002. In accordance with the Consulting Agreement, CMH will continue to be paid $17,500 per month for consulting and financial advisory services and will receive reimbursement of expenses including rent for office space in New York City.

     b. In the third quarter of 2002, the Company instituted measures to preserve capital which included the reduction of twenty-one (21) employees and the closing of its China development office and its Taiwan sales office. The reductions in personnel materially reduce the Company's sales and product development efforts.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED BEGINNING ON PAGE 11 OF THIS REPORT.

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

          To date, the Company has incurred significant losses and, at June 30, 2002, had an accumulated deficit of $38,075,000. In addition, since June 30, 2002, the Company has continued to incur significant operating losses. Management believes it currently has cash to fund its operations until December 31, 2002 (or earlier if the Company does not achieve certain plans and assumptions) (See "Liquidity and Capital Resources" on page 11 of this report). The Company is actively engaged in substantive discussions with a third party with respect to a strategic transaction which would include financing. There is, however, no assurance that the Company will consummate such strategic transaction or secure additional financing. The inability of the Company to consummate a strategic transaction or secure additional financing would have a material adverse effect on the Company requiring it to curtail or possibly cease operations. In the third quarter of 2002, the Company instituted measures to preserve capital which included the reduction of twenty-one (21) employees and the closing of its China development office and its Taiwan sales office. The reductions in personnel materially reduce the Company's sales and product development efforts.

          On October 2, 2001, the Company completed a $6.765 million private offering of Series E Preferred Stock and Warrants pursuant to a Securities Purchase Agreement with investors (the "Financing"). In accordance with the Securities Purchase Agreement, an aggregate of 3,191,037 shares of Series E Preferred Stock were sold to investors at a price of $2.12 per share together with warrants to purchase 6,882,074 shares of Common Stock at an exercise price of $1.27 per share. Each share of Series E Preferred Stock is convertible into two (2) shares of Common Stock, subject to adjustment. As the largest investor ($2,300,000) in the Financing, FalconStor Software, Inc. ("FalconStor"), a storage networking infrastructure software company, received an additional warrant to purchase 500,000 shares of the Company's Common Stock (the "Additional Warrant"). The shares underlying the Series E Preferred Stock and the warrants (including the Additional Warrant) issued in the Financing were registered pursuant to a Form S-3 Registration Statement which was declared effective by the SEC on February 12, 2002. Simultaneously with the closing of the Financing, the Company and FalconStor entered into a ten year Distribution and License Agreement pursuant to which FalconStor has the right to distribute the Company's product offerings in its indirect and OEM channels. As part of the Distribution and License Agreement, FalconStor paid the Company a non-refundable advance of $500,000 against future royalty payments of which, in accordance with accounting principles generally accepted in the United States of America, $350,000 has been accounted for as the purchase price of the Additional Warrant and this resulted in total proceeds allocated to the Financing of $7,115,000. The remaining $150,000 has been recorded as deferred revenue and will be recognized as revenue when licensed to the customer.

          On March 11, 2002, the Company hired Richard Kosinski as Chief Executive Officer and President pursuant to a two (2) year Employment Agreement in which Mr. Kosinski receives an annual base salary of $200,000 per year and is eligible to receive bonus compensation of up to $150,000 per year. In addition, Mr. Kosinski was issued options to purchase 1,200,000 shares of the Company's Common Stock, at an exercise price of $1.65 per share (the market price on the date of grant) which vest over a four (4) year period.

          The Company's software products have not yet achieved market acceptance. The future success of the Company is largely dependent upon market acceptance of its CYBERWALLPLUS family of software products. While the Company believes that its family of software products offer advantages over competing products for network security, license revenue from network security software products since the introduction of FireWall/Plus (September 1995), a predecessor product line, through June 30, 2002 has only been $4,968,000. From January 1999 through June 30, 2002, license revenue from CYBERWALLPLUS has only been $2,236,000. CYBERWALLPLUS may not achieve significant market acceptance. Revenue from such commercial products depend on a number of factors, including the influence of market competition, technological changes in the network security market, the Company's ability to design, develop and introduce enhancements on a timely basis, and the ability of the Company to successfully establish and maintain distribution channels. The failure of CYBERWALLPLUS to achieve significant market acceptance as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business, operating results and financial condition.

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


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

          Revenues decreased by $404,000 or 53%, from $765,000 for the six months ended June 30, 2001 to $361,000 for the six months ended June 30, 2002, primarily as a result of a decrease in license revenues during the six months ended June 30, 2002. License revenues decreased by $388,000 or 60%, from $647,000 for the six months ended June 30, 2001 to $259,000 for the six months ended June 30, 2002. The Company's revenues for the first six months ended June 30, 2002 were negatively impacted by the lack of enterprise licenses as well as adverse economic conditions and reduced technology spending. Revenue for the six months ended June 30, 2001 included two large CyberwallPLUS server licenses issued to a major university and a major government sub-contractor totaling $199,000, and $118,000 in license revenue from a distributor in China. Revenue for the six months ended June 30, 2002 included a large CyberwallPLUS workstation license issued to an international reseller for $95,000 in Singapore and CyberwallPLUS server license to a major university for $46,000. Service revenues decreased by $16,000 or 14%, from $118,000 for the six months ended June 30, 2001 to $102,000 for the six months ended June 30, 2002 primarily due to a reduction in training revenue. The Company's revenues from customers in the United States represented 77% of its revenues during the six months ended June 30, 2001 and 65% of its revenues during the six months ended June 30, 2002, respectively.

          Cost of revenues consists of amortization of software development costs, cost of licenses and cost of services. Amortization of software development costs increased by $70,000 or 56%, from $125,000 for six months ended June 30, 2001 to $195,000 for the six months ended June 30, 2002, representing 19% and 75% of license revenues, respectively.

          Cost of licenses consists of software media (disks), documentation, product packaging, production costs and product royalties. Cost of licenses decreased by $12,000 or 55%, from $22,000 for the six months ended June 30, 2001 to $10,000 for the six months ended June 30, 2002, representing 3% and 4% of license revenues, respectively. Cost of licenses as a percentage of license revenues may fluctuate from period to period due to changes in product mix, changes in the number or size of transactions recorded in a given period or an increase or decrease in licenses of products which would require the Company to pay royalties to third parties.

          Cost of services consists of salaries, benefits and overhead associated with the technical support of maintenance contracts. Cost of services decreased by $35,000 or 29%, from $119,000 for the six months ended June 30, 2001 to $84,000 for the six months ended June 30, 2002, representing 101% and 82% of service revenues, respectively. The decrease in cost of services in both dollar amount and as a percentage of service revenues resulted primarily from decreased personnel costs in the group as a result of the capital preservation programs implemented last year. Cost of services as a percentage of service revenues may fluctuate from period to period due to changes in support headcount and related benefit costs.

          Gross profit was $499,000 for the six months ended June 30, 2001 compared to a gross profit of $72,000 for the six months ended June 30, 2002 , representing 65% and 20% of revenues, respectively. The decrease in gross profit was primarily due to the decrease in license revenue.

          Product development consists of salaries, benefits, bonuses, travel and related costs of the Company's product development personnel, including consulting fees, the costs of computer equipment used in product and technology development. Product development expense decreased $449,000 or 35%, from $1,285,000 for six months ended June 30, 2001 to $836,000 for the six months ended June 30, 2002, representing 168% and 232% of revenues, respectively. Total product development costs, including capitalized costs of $235,000 for the six months ended June 30, 2001 and $180,000 for the six months ended June 30, 2002, were $1,520,000 and $1,016,000 for the six months ended June 30, 2001 and June 30, 2002, respectively. The decrease in total product development costs was due primarily to the reduction in the use of outside programmer's services of $442,000 and non-cash warrant compensation of $225,000. These costs reductions were partially offset by the establishment of a development team to service the Asia Pacific region during the six month period ended June 30, 2002 at a cost of $236,000. The Company closed its China development office in the third quarter of 2002.

          Selling and marketing expenses consist primarily of salaries, including commissions, benefits, bonuses, travel, advertising, public relations, consultants and trade shows. Selling and marketing expenses decreased by $363,000 or 21%, from $1,712,000 for the six months ended June 30, 2001 to $1,349,000 for the six months ended June 30, 2002, representing 224% and 374% of revenues, respectively. The decrease in selling and marketing expenses was due primarily to a decrease of $355,000 in personnel costs, recruiting and travel expenditures related to the headcount reduction in 2001 to preserve capital, and a $48,000 reduction in advertising and direct mail spending. These costs reductions were partially offset by the establishment of a sales team to service the Asia Pacific region for the six month period ended June 30, 2002 at a cost of $96,000. The Company closed its Taiwan sales office in the third quarter of 2002.

          General and administrative expenses include employee costs, including salary, benefits, travel and other related expenses associated with management, finance and accounting operations, and legal and other professional services provided to the Company. General and administrative expenses increased by $480,000, from $1,010,000 for the six months ended June 30, 2001 to $1,490,000 for the six months ended June 30, 2002, representing 132% and 413% of revenues, respectively. Increases in non-cash charges of $309,000 attributable to the expense of the estimated fair value of stock options granted to an entity owned by the Company's Chairman of the Board of Directors of $416,000, increases in outside consultants of $241,000 of which $144,000 was to the Company's Chairman of the Board of Directors, professional fees increased by $55,000, which was offset by decreases in personnel related costs of $76,000, and investor relations expenses of $41,000.

          The discontinued operations was sold on February 9, 2000 to Exodus Communications. The gain from discontinued operations in 2001 was attributed to the contingent payments and related contingent expenses pertaining to the sale received or paid in 2001.

          No provision for or benefit from federal, state or foreign income taxes was recorded for six months ended June 30, 2001 or June 30, 2002 because the Company incurred net operating losses and fully reserved its deferred tax assets as their future realization could not be determined.

          As a result of the foregoing, the Company had net loss of $2,733,000 for the six months ended June 30, 2001 compared with a net loss of $3,558,000 for the six months ended June 30, 2002.

Liquidity and Capital Resources

          The Company's capital requirements have been and will continue to be significant and its cash requirements continue to exceed its cash flow from operations. At June 30, 2002, the Company had $4,156,000 of cash and cash equivalents and working capital of $2,956,000. In October 2001, the Company completed a private offering of $6,765,000 of securities. The Company has financed its operations primarily through sales of equity and debt securities, and the sale of its professional services group. Net cash used in operating activities from continuing operations was $2,788,000 during the six months ended June 30, 2002, which was primarily attributable to the net loss of $3,558,000, partially offset by the non-cash expense of $416,000 attributable to the issuance of options and depreciation and amortization expense of $304,000.

          The Company's operating activities during the six months ended June 30, 2002 were financed primarily with the funds raised in 2001. The Company does not currently have a line of credit from a commercial bank or other institution.

          The Company anticipates, based on currently proposed plans and assumptions (including the timetable of, costs and expenses associated with, and success of, its marketing efforts), that its cash balance of approximately $4,156,000 as of June 30, 2002 will be sufficient to satisfy the Company's operations and capital requirements through December 31, 2002. There can be no assurance, however, that such funds will not be expended prior thereto. In the event the Company's plans change, or its assumptions change, or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), the Company may have insufficient funds to support its operations prior to December 31, 2002. In the third quarter of 2002, the Company instituted certain measures to reduce its overhead including decreasing its headcount by twenty-one
(21) employees and the closing of its China development office and its Taiwan sales office. The reductions in personnel materially reduce the Company's sales and product development efforts. The Company is actively engaged in substantive discussions with a third party with respect to a strategic transaction which would include financing. There is, however, no assurance that the Company will consummate such strategic transaction or secure additional financing. The inability of the Company to consummate a strategic transaction or additional financing would have a material adverse effect on the Company requiring it to curtail or possibly cease operations In addition, any additional equity financing or strategic transaction may involve substantial dilution to the interests of the Company's then existing stockholders.

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

          The sales cycle for the Company's products can be lengthy and generally commences at the time a prospective customer demonstrates an interest in licensing a CYBERWALLPLUS solution which typically includes a 28-day free evaluation period and ends upon execution of a purchase order by the customer. The length of the sales cycle varies depending on the type and sophistication of the customer and the complexity of the operating environment.

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


          WE HAVE A HISTORY OF LOSSES AND IF WE DO NOT ACHIEVE PROFITABILITY, WE MAY NOT BE ABLE TO CONTINUE OUR BUSINESS IN THE FUTURE.

          We have incurred substantial operating losses since our inception, which has resulted in an accumulated deficit of $ 38,075,000 as of June 30, 2002. For the year ended December 31, 2001 and the six months ended June 30, 2002, we incurred net losses of $5,872,000 and $3,558,000, respectively. Since June 30, 2002, we have continued to incur substantial operating losses. We have financed our operations primarily through the sales of equity and convertible debt securities as well as the sale of our professional services business in February 2000. Our expense levels are high and our revenues are difficult to predict. We anticipate incurring additional losses until we increase our client base and revenues. We may never achieve or sustain significant revenues or profitability. If we are unable to achieve increased revenues, we will continue to have losses and may not be able to continue our operations.


          WE COULD BE REQUIRED TO CUT BACK OR STOP OPERATIONS IF WE ARE UNABLE TO RAISE OR OBTAIN NEEDED FUNDING.

          We anticipate, based on our currently proposed plans and assumptions (including the timetable of, costs and expenses associated with, and success of, our marketing efforts), that our cash balance of approximately $4,156,000 as of June 30, 2002 will be sufficient to satisfy our operations and capital requirements through December 31, 2002. There can be no assurance, however, that such funds will not be expended prior thereto. In the event our plans change, or our assumptions change or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), we could have insufficient funds to support our operations prior to December 31, 2002. We are actively engaged in substantive discussions with a third party with respect to a strategic transaction which would include financing. There is, however, no assurance that we will consummate such strategic transaction or secure additional financing. Any inability to obtain additional financing or consummate a strategic transaction when needed would have a material adverse effect on our operations, requiring us to curtail and possibly cease operations.


          WE HAVE NOT ACHIEVED SUBSTANTIAL REVENUE FROM SOFTWARE SALES.

          We have had only limited sales of our products. Our total revenues for software licenses for the year ended December 31, 2001 and the six months ended June 30, 2002 were $809,000 and $259,000, respectively.


          OUR REVENUES DEPEND ON SALES OF OUR CYBERWALLPLUS PRODUCTS AND WE ARE UNCERTAIN WHETHER THERE WILL BE BROAD MARKET ACCEPTANCE OF THESE PRODUCTS.

          Our revenue growth for the foreseeable future is dependent upon increased sales of our CyberwallPLUS family of software products. Since the introduction of our CyberwallPLUS suite of products in January 1999 through June 30, 2002, license revenue from our CyberwallPLUS products was only $2,236,000. Our future financial performance will depend upon the successful introduction and customer acceptance of our CyberwallPLUS products as well as the development of new and enhanced versions of this product. Revenue from products such as CyberwallPLUS depend on a number of factors, including the influence of market competition, technological changes in the network security market, our ability to design, develop and introduce enhancements on a timely basis and our ability to successfully establish and maintain distribution channels. If we fail to achieve broad market acceptance of our CyberwallPLUS products, it would have a material adverse effect on our business, operating results and financial condition.

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


          CONTROL BY BARRY RUBENSTEIN, WHEATLEY AFFILIATES AND FALCONSTOR SOFTWARE, INC.

          Barry Rubenstein, Wheatley Partners II, L.P. and other affiliated and related entities and parties (the "Wheatley Parties") currently own 32 % of our outstanding voting stock (exclusive of any securities owned by FalconStor). In addition, FalconStor currently owns 15.9% of our outstanding voting stock. Barry Rubenstein owns 15.4% of the outstanding voting securities of FalconStor and other Wheatley affiliates own an additional 6% of the outstanding voting securities of FalconStor. Accordingly, Barry Rubenstein and the Wheatley Parties together with FalconStor currently own 47.9 % of our outstanding voting securities (and beneficially own options and warrants to purchase an additional 28.2% of our outstanding voting securities) and as a result of their aggregate holdings would have the ability to control the outcome of all matters submitted to a vote of our stockholders including the election of directors, amendments to our Certificate of Incorporation and approval of mergers and a sale of substantially all of our assets. Such consolidation of voting power could also have the effect of delaying, deterring or preventing a change in control of our company that might be beneficial to other stockholders.


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

          POSSIBLE DELISTING OF OUR SECURITIES FROM NASDAQ; RISKS RELATING TO LOW-PRICED STOCKS.

          Our common stock is listed on The Nasdaq Stock Market's SmallCap Market under the symbol "NSSI." In order for our common stock to continue to be listed on Nasdaq, however, we must comply with certain maintenance standards (including, among others, a minimum bid price for our stock of $1.00 and stockholders equity of a minimum of $2.5 million). On July 9, 2002, the Company was notified by Nasdaq that its Common Stock failed to maintain a minimum bid price of $1.00 over the previous 30 trading days as required by The Nasdaq SmallCap Market Rules. In accordance with such rules, the Company has until January 6, 2003, for its Common Stock to trade at a closing bid price of at least $1.00 for 10 consecutive trading days or its securities will be subject to delisting from Nasdaq. In the event of a delisting, an investor could find it more difficult to dispose of or to obtain accurate quotations as to the market value of our common stock.

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


          FAVORABLE LICENSE AND DISTRIBUTION AGREEMENT RECEIVED BY FALCONSTOR SOFTWARE, INC.

          On October 2, 2001, we entered into a License and Distribution Agreement with FalconStor pursuant to which FalconStor has the right to distribute, on a non-exclusive basis, our product offerings in its indirect and OEM channels. Simultaneously and conditioned upon entering into the License and Distribution Agreement, FalconStor invested $2,300,000 in our private offering of $6,765,000 of preferred stock and warrants. (See "Management's Discussion and Analysis or Plan of Operation" at page 7). FalconStor currently owns 15.9% of our outstanding voting stock (27.4% assuming the exercise of currently exercisable warrants to purchase 2,169,870 shares of common stock). FalconStor, as the largest investor in the private offering, was able to negotiate terms (and may receive additional benefits in the future) with respect to the License and Distribution Agreement which would likely have not been available to other licensees and distributors who were not simultaneously making a significant investment in our securities.


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

          THE SIGNIFICANT NUMBER OF OPTIONS, WARRANTS AND CONVERTIBLE SECURITIES OUTSTANDING MAY ADVERSELY AFFECT THE MARKET PRICE FOR OUR COMMON STOCK.

          As of August 1, 2002, there are outstanding (i) options and warrants to purchase an aggregate of 13,552,564 shares of our common stock at exercise prices ranging from $.70 to $10.125, (ii) 3,021,159 shares of convertible preferred stock which are convertible at any time into 5,971,688 shares of our common stock and (iii) 700,176 additional shares of our common stock which may be issued in the future under our stock option plan. To the extent that outstanding options and warrants are exercised or preferred stock is converted, your percentage ownership will be diluted and any sales in the public market of the common stock underlying such options, warrants or convertible debt may adversely affect prevailing market prices for our common stock.


          WE HAVE A SIGNIFICANT AMOUNT OF AUTHORIZED BUT UNISSUED PREFERRED STOCK, WHICH MAY AFFECT THE LIKELIHOOD OF A CHANGE OF CONTROL IN OUR COMPANY.

          Our Board of Directors has the authority, without further action by the stockholders, to issue 10,000,000 shares of preferred stock (of which as of July 20, 2002 only 231,054 shares of Series D Preferred Stock are outstanding and 2,790,105 shares of Series E Preferred Stock are outstanding) on such terms and with such rights, preferences and designations as our Board of Directors may determine. Such terms may include restricting dividends on our common stock, dilution of the voting power of our common stock or impairing the liquidation rights of the holders of our common stock. Issuance of such preferred stock, depending on the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control. In addition, certain "anti-takeover" provisions in Delaware law may restrict the ability of our stockholders to authorize a merger, business combination or change of control.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.

          None.


Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

          On April 18, 2002, the Company issued to CMH Capital Management Corp. a five (5) year option to purchase 750,000 shares of the Company's common stock at $1.20 per share. Such option was issued pursuant to the Company's Stock Option Plan.


Item 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.


Item 5.   OTHER INFORMATION.

          None.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          a).  Exhibits

               The exhibits in the following table have been filed as part of this Quarterly Report on Form 10-QSB:

               10.8 Extension of Consulting Agreement, dated July 2, 2002, between the Company and CMH Capital Management Corp.

               99.1   Certification of Chief Executive Officer

               99.2   Certification of Chief Financial Officer



          b).  Reports of Form 8-K.

               None.

                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



          NETWORK-1 SECURITY SOLUTIONS, INC.



          By:  /s/ Richard Kosinski
               -------------------------------
               Richard Kosinski, President and
               Chief Executive Officer
               (Principal Executive Officer)



          By:  /s/ Murray P. Fish
               -------------------------------
               Murray P. Fish
               Chief Financial Officer
               (Principal Financial and
                Accounting Officer)






Date: August 16, 2002