Form 10QSB
period 2002-09-30
NETWORK 1 SECURITY SOLUTIONS INC
filed 2002-11-19
CIK 1065078

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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


  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

  As of November 11, 2002 there were 8,290,874 shares of Common Stock, $.01 par value per share, 231,054 shares of Series D Convertible Preferred Stock, $.01 par value per share, and 2,495,300 shares of Series E Convertible Preferred Stock, $.01 par value per share, outstanding. Transitional Small Business Disclosure Format (check one):
  Yes [  ]  No [X]


================================================================================

                       NETWORK-1 SECURITY SOLUTIONS, INC.

                                      INDEX


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.  CONDENSED FINANCIAL STATEMENTS
         Condensed Balance Sheets as of September 30, 2002 (unaudited) and
            December 31, 2001.................................................3

         Condensed Statements of Operations for the three and nine months ended September 30, 2002 and 2001 (unaudited).....................4

         Condensed Statements of Cash Flows for the nine months ended
            September 30, 2002 and 2001 (unaudited)...........................5

         Notes to Condensed Financial Statements..............................6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............8

Item 3.  CONTROLS AND PROCEDURES.............................................16


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...................................................16

Item 2.  Changes in Securities...............................................16

Item 3.  Defaults Upon Senior Securities.....................................16

Item 4.  Submission of Matters to a Vote of Security Holders.................16

Item 5.  Other Information...................................................16

Item 6.  Exhibits and Reports on Form 8-K....................................16

SIGNATURES...................................................................17

Certifications of Chief Executive Officer
and Chief Financial Officer Pursuant to
Section 302 of Sarbanes-Oxley Act............................................18

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                            CONDENSED BALANCE SHEETS

                                                                                       September 30, 2002      December 31, 2001
                                                                                       ------------------      -----------------
                                                                                           (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                               $  3,043,000           $  7,121,000
   Accounts receivable - net                                                                    140,000                 62,000
   Prepaid expenses and other current assets                                                     33,000                113,000
                                                                                           ------------           ------------
      Total current assets                                                                    3,216,000              7,296,000

Equipment and fixtures                                                                          230,000                319,000
Capitalized software costs - net                                                                      0                561,000
Security deposits                                                                                 8,000                  8,000
                                                                                           ------------           ------------
                                                                                           $  3,454,000           $  8,184,000
                                                                                           ============           ============
LIABILITIES
Current liabilities:
   Accounts payable                                                                        $    453,000           $    405,000
   Accrued expenses and other current liabilities                                               786,000                675,000
   Deferred revenue                                                                             280,000                245,000
                                                                                           ------------           ------------
      Total current liabilities                                                               1,519,000              1,325,000

Liability Settled with Equity Instrument                                                        292,000                      0
                                                                                           ------------           ------------
                                                                                              1,811,000              1,325,000
                                                                                           ------------           ------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock - $.01 par value; authorized 10,000,000 shares;
    Series D -231,054 and 231,054 shares issued and outstanding, respectively                     2,000                  2,000
    Series E -2,731,144 and 3,191,037 shares issued and outstanding, respectively                27,000                 32,000
Common stock - $.01 par value; authorized 50,000,000 shares;
    7,819,186 and 6,781,374 shares issued and outstanding, respectively                          78,000                 68,000
Additional paid-in capital                                                                   41,401,000             41,274,000
Accumulated deficit                                                                         (39,865,000)           (34,517,000)
                                                                                           ------------           ------------
                                                                                              1,643,000              6,859,000

                                                                                           ------------           ------------
                                                                                           $  3,454,000           $  8,184,000
                                                                                           ============           ============

See notes to condensed financial statements.

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months Ended Sept 30,        Nine Months Ended Sept 30,
                                                     ----------------------------      ----------------------------
                                                         2002             2001             2002             2001
                                                     -----------      -----------      -----------      -----------
Revenues:
   Licenses                                          $   106,000      $    73,000      $   365,000      $   720,000
   Services                                               54,000           68,000          156,000          186,000
                                                     -----------      -----------      -----------      -----------
          Total revenues                                 160,000          141,000          521,000          906,000
                                                     -----------      -----------      -----------      -----------

Cost of revenues:
   Amortization of software development costs            546,000           63,000          741,000          188,000
   Cost of licenses                                        3,000            4,000           13,000           26,000
   Cost of services                                       34,000           41,000          118,000          160,000
                                                     -----------      -----------      -----------      -----------
                                                         583,000          108,000          872,000          374,000
                                                     -----------      -----------      -----------      -----------
Gross profit                                            (423,000)          33,000         (351,000)         532,000
                                                     -----------      -----------      -----------      -----------

Operating expenses:
   Product development                                   497,000          356,000        1,333,000        1,641,000
   Selling and marketing                                 493,000          555,000        1,842,000        2,267,000
   General and administrative                            390,000          454,000        1,880,000        1,464,000
                                                     -----------      -----------      -----------      -----------
                                                       1,380,000        1,365,000        5,055,000        5,372,000
                                                     -----------      -----------      -----------      -----------
Loss from continuing operations before interest       (1,803,000)      (1,332,000)      (5,406,000)      (4,840,000)

Interest  income - net                                    13,000            9,000           58,000          135,000
                                                     -----------      -----------      -----------      -----------

Loss from continuing operations                       (1,790,000)      (1,323,000)     $(5,348,000)     $(4,705,000)
Income from discontinued operations                            0                0                0          649,000
                                                     -----------      -----------      -----------      -----------
Net loss                                             $(1,790,000)     $(1,323,000)     $(5,348,000)     $(4,056,000)
                                                     ===========      ===========      ===========      ===========

Per common share information - basic and diluted
    Loss from continuing operations                  $     (0.23)     $     (0.20)     $     (0.71)     $     (0.73)
    Income from discontinued operations                     --               --               --               0.10
                                                     -----------      -----------      -----------      -----------
    Net loss                                         $     (0.23)     $     (0.20)     $     (0.71)     $     (0.63)
                                                     ===========      ===========      ===========      ===========
Weighted average number of common
     shares outstanding                                7,717,927        6,467,457        7,505,961        6,461,919
                                                     ===========      ===========      ===========      ===========

See notes to condensed financial statements.

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                Nine Months Ended September 30,
                                                                               ---------------------------------
                                                                                   2002                  2001
                                                                               -----------           -----------
Cash flows from operating activities:
Net Loss                                                                       $(5,348,000)          $(4,705,000)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
   Issuance of common stock options and warrants for
      services rendered                                                            292,000               225,000
   Provision for doubtful accounts                                                  35,000                50,000
   Amortization of compensatory stock options and warrants                            --                 200,000
   Loss on abandonment of Capital Equipment                                         58,000                  --
   Depreciation and amortization                                                   890,000               291,000
Changes in:
   Accounts receivable                                                            (114,000)               35,000
   Prepaid expenses and other current assets                                        80,000               132,000
   Accounts payable, accrued expenses and
      other current liabilities                                                    158,000                49,000
   Interest Payable                                                                   --                  31,000
   Deferred revenue                                                                 35,000               (61,000)
                                                                               -----------           -----------
    Net cash used in operating activities                                       (3,914,000)           (3,753,000)
                                                                               -----------           -----------

Cash flows from investing activities:
   Acquisitions of equipment and fixtures                                         (117,000)              (21,000)
   Capitalized software costs                                                     (180,000)             (335,000)
   Security deposit                                                                      0                (8,000)
   Net proceeds from sale of professional services group                              --                 938,000
                                                                               -----------           -----------
      Net cash (used in) provided by investing activities                         (297,000)              574,000
                                                                               -----------           -----------

Cash flows provided by financing activities:
   Proceeds from exercise of options and warrants                                  133,000                     0
                                                                               -----------           -----------
Net decrease in cash and cash equivalents                                       (4,078,000)           (3,179,000)
Cash and cash equivalents - beginning of period                                  7,121,000             4,425,000

                                                                               -----------           -----------
Cash and cash equivalents - end of period                                      $ 3,043,000           $ 1,246,000
                                                                               ===========           ===========

Supplemental disclosures of noncash investing and financing activity:
   Conversion of notes payable and accrued interest into
      10,897 shares of common stock  and 124,031 shares of preferred
      stock in 2001                                                            $      --             $   412,000
                                                                               ===========           ===========

  Compensation charge for non qualified stock options related
       to employees of discontinued operations                                 $      --             $   230,000
                                                                               ===========           ===========

   Conversion of 459,893 shares of Series E Preferred Stock into
      919,786 shares of common stock in 2002                                   $     5,000           $      --
                                                                               ===========           ===========

See notes to condensed financial statements.

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

     b. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     c. The results of operations for the three and nine months ended September 30, 2002 presented herein are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2002.

     d. Basic and diluted loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. As all potential common shares are anti-dilutive due to the loss from operations, they are not included in the calculation of diluted loss per share.

     e. Since inception, the Company has incurred significant losses and, at September 30, 2002, had an accumulated deficit of $39,865,000. In addition, since September 30, 2002, the Company has continued to incur significant operating losses and has had only one new product license sale of $4,000 since September 30, 2002. During the third and fourth quarters of 2002, the Company instituted certain measures to preserve cash including substantial reductions in employees and the closing of its China development office and Taiwan sales office. Since July 2002, the Company in a series of layoffs has reduced its employees from 39 to its current level of 8 employees. These staff reductions have materially reduced the Company's sales and product development efforts. The Company will continue to evaluate further cost-saving measures. At September 30, 2002, the Company had $3,043,000 of cash and cash equivalents and management believes such cash will be sufficient to fund its operations until April - June 2003 (exclusive of any cash from the potential sale of the Company's technology), although there can be no certainty that such funds will not be expended prior thereto (See Liquidity and Capital Resources at page 11 hereof).

     f. On April 18, 2002, in consideration of additional consulting and financial advisory services, the Company issued to CMH Capital Management Corp. ("CMH") an option to purchase 750,000 shares of the Common Stock at an exercise price of $1.20 per share which was the market price of the Company's Common Stock on the date of issuance. Corey M. Horowitz, Chairman of the Board of Directors of the Company, is the sole owner and officer of CMH. The shares underlying the option shall vest over a three year period in equal amounts of 250,000 shares per year beginning April 18, 2003. In addition, the shares underlying the option shall vest in full in the event of a "change of control" or in the event that the closing price of the Company's common stock reaches a minimum of $3.50 per share for twenty (20) consecutive trading days. The options were valued utilizing the Black Scholes pricing model resulting in an estimated fair value of $292,000 which was charged to expense during the nine months ended September 30, 2002. These options are treated as contingent options and were originally priced in the quarter ended June 30, 2002 at $416,000. In the quarter ended September 30, 2002, the contingent options were revalued at the current market value resulting in the reduction of the charge of $124,000.

     g. The Company paid CMH $157,500 in consulting fees and $48,000 in expenses under the agreement for the nine months ended September 30, 2002. In addition, in January 2002 CMH was paid $23,000 for consulting fees and expenses incurred in 2001. On July 2, 2002, the Company extended its agreement with CMH until December 31, 2002.

     h. License Revenue for the nine months ended September 30, 2002 includes $95,000 from a reseller located in Singapore representing 26.0% of license revenues, $52,000 from a US reseller representing 14.2% of license revenues, and $46,000 from a major university representing 12.6% of license revenues. License Revenue for the nine months ended September 30, 2001 includes $135,000 from a major university representing 18.8`% of license revenues and $118,000 from a distributor in China representing 16.4%.

2.   WRITE OFF OF SOFTWARE DEVELOPMENT COSTS

          The Company, based upon its continuing current and past operating losses; almost an 80% reduction in employees and its plans to sell its technology, evaluated the recoverability of its capitalitzed software development costs utilizing estimated future discounted cash flows from product sales (exclusive of any proceeds from the possible sale of the technology). Based upon its evaluation and the current condition of the Company, the balance of $401,000 was written off and included in the statement of operations for the three and nine month periods ended September 30, 2002 as additional amortization of software development costs.

3.   SUBSEQUENT EVENTS

          On November 8, 2002, the Company announced that it is evaluating strategic alternatives with respect to its CyberwallPLUS distributed firewall product line and associated technology including the potential sale of the technology. In addition, the Company is actively engaged in seeking merger candidates. At this time, the Company continues to accept orders for its CyberwallPLUS product suite for sale and has had only one new product license sale since September 30, 2002 of $4,000. Prior to accepting new orders, the Company advises prospective customers that its technology may be sold and of material limitations with respect to the support it offers for the product. Management does not anticipate material revenues from the Company's product offerings.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED BEGINNING ON PAGE 12 OF THIS REPORT.

Overview

     The Company licenses and supports a suite of security software products designed to prevent unauthorized access to critical information residing on networked servers, desktops and laptops. The Company is evaluating strategic alternatives with respect to its CyberwallPLUS distributed firewall product line and associated technology including the potential sale of the technology. In addition, the Company is actively engaged in seeking merger candidates. Although the Company is continuing to accept orders for its CyberwallPLUS product suite, management does not anticipate material revenues from the Company's product offerings. Prior to accepting new orders, the Company advises prospective customers that its technology may be sold and of material limitations with respect to the support it offers for the product. The Company has discontinued offering its annual support contracts and has replaced it with a call based support service. To date the Company has incurred significant losses and, at September 30, 2002, had an accumulated deficit of $39,865,000. In addition, since September 30, 2002, the Company has continued to incur significant operating losses and has had only one new product license sale of $4,000 since September 30, 2002. During the third and fourth quarters of 2002, the Company instituted certain measures to preserve cash including substantial reductions in employees and the closing of its China development office and Taiwan sales office. Since July 2002, the Company in a series of layoffs has reduced its employees from 39 to its current level of 8 employees which will have an aggregate annualized payroll savings of over $2.2 million. These staff reductions, representing almost an 80% reduction in employees, have materially reduced the Company's sales, marketing and product development efforts. The Company will continue to evaluate further cost-saving measures. At September 30, 2002, the Company had $3,043,000 of cash and cash equivalents and management believes such cash will be sufficient to fund its operations until April - June 2003 (exclusive of any cash from the potential sale of the Company's technology), although there can be no certainty that such funds will not be expended prior thereto (See Liquidity and Capital Resources at page 11 hereof). In connection with a merger transaction, the Company may seek financing from third parties and/or existing stockholders. Although the Company is actively seeking a merger transaction, the inability of the Company to timely consummate such a transaction may require the Company to further curtail or cease operations. In addition, a merger transaction may involve substantial dilution in the interests of the Company's then existing stockholders.

     On October 2, 2001, the Company completed a $6.765 million private offering of Series E Preferred Stock and warrants pursuant to a Securities Purchase Agreement with investors (the "Financing"). In accordance with the Securities Purchase Agreement, an aggregate of 3,191,037 shares of Series E Preferred Stock were sold to investors at a price of $2.12 per share together with warrants to purchase 6,882,074 shares of Common Stock at an exercise price of $1.27 per share. Each share of Series E Preferred Stock is convertible into two (2) shares of Common Stock, subject to adjustment. As the largest investor ($2,300,000) in the Financing, FalconStor Software, Inc. ("FalconStor"), a storage networking infrastructure software company, received an additional warrant to purchase 500,000 shares of the Company's Common Stock (the "Additional Warrant"). The shares underlying the Series E Preferred Stock and the warrants (including the Additional Warrant) issued in the Financing were registered pursuant to a Form S-3 Registration Statement which was declared effective by the SEC on February 12, 2002. Simultaneously with the closing of the Financing, the Company and FalconStor entered into a ten year Distribution and License Agreement pursuant to which FalconStor has the right to distribute the Company's product offerings in its indirect and OEM channels. As part of the Distribution and License Agreement, FalconStor paid the Company a non-refundable advance of $500,000 against future royalty payments of which, in accordance with accounting principles generally accepted in the United States of America, $350,000 has been accounted for as the purchase price of the Additional Warrant and this resulted in total proceeds allocated to the Financing of $7,115,000. The remaining $150,000 has been recorded as deferred revenue and will be recognized as revenue when licensed to the customer. The balance of deferred revenue related to this agreement at September 30, 2002 is $132,000.

     The Company has committed significant product and development resources to its CYBERWALLPLUS family of products. The Company capitalizes and amortizes software development costs in accordance with Statement of Financial Accounting Standards No. 86. These costs consist of salaries, consulting fees and applicable overhead. The Company upon reviewing the valuation in accordance with Financial Accounting Standards no. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", has written off the remaining unamortized value of the capitalized software at September 30, 2002 of $401,000.


RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

     Revenues decreased by $385,000 or 42%, from $906,000 for the nine months ended September 30, 2001 to $521,000 for the nine months ended September 30, 2002, primarily as a result of a decrease in license revenues during the nine months ended September 30, 2002. License revenues decreased by $355,000 or 49%, from $720,000 for the nine months ended September 30, 2001 to $365,000 for the nine months ended September 30, 2002. The Company's revenues for the nine months ended September 30, 2002 were negatively impacted by the inability to close enterprise licenses, reduced sales and marketing expenditures as well as adverse economic conditions and reduced technology spending. License Revenue for the nine months ended September 30, 2002 includes $95,000 from a reseller located in Singapore representing 26.0% of license revenues, $52,000 from a US reseller representing 14.2% of license revenues, and $46,000 from a major university representing 12.6% of license revenues. License Revenue for the nine months ended September 30, 2001 includes $135,000 from a major university representing 18.8% of license revenues and $118,000 from a distributor in China representing 16.4%. Service revenues decreased by $30,000 or 16%, from $186,000 for the nine months ended September 30, 2001 to $156,000 for the nine months ended September 30, 2002 primarily due to a reduction in training revenue. The Company's revenues from customers in the United States represented 78% of its revenues during the nine months ended September 30, 2001 and 69% of its revenues during the nine months ended September 30, 2002, respectively.

     Cost of revenues consists of amortization of software development costs, cost of licenses and cost of services. Amortization of software development costs increased by $553,000 or 294%, from $188,000 for nine months ended September 30, 2001 to $741,000 for the nine months ended September 30, 2002, representing 26% and 203% of license revenues, respectively. The amortization of software development costs includes the write off of the unamortized balance of capitalized software costs of $401,000 in the three months ended September 30, 2002.

     Cost of licenses consists of software media (disks), documentation, product packaging, production costs and product royalties. Cost of licenses decreased by $13,000 or 50%, from $26,000 for the nine months ended September 30, 2001 to $13,000 for the nine months ended September 30, 2002, representing 4% of license revenues for such periods. Cost of licenses as a percentage of license revenues may fluctuate from period to period due to changes in product mix, changes in the number or size of transactions recorded in a given period or an increase or decrease in licenses of products which would require the Company to pay royalties to third parties.

     Cost of services consists of salaries, benefits and overhead associated with the technical support of maintenance contracts. Cost of services decreased by $42,000 or 26%, from $160,000 for the nine months ended September 30, 2001 to $118,000 for the nine months ended September 30, 2002, representing 86% and 76% of service revenues, respectively. The decrease in cost of services in both dollar amount and as a percentage of service revenues resulted primarily from decreased personnel costs in the group as a result of the capital preservation programs implemented last year. Cost of services as a percentage of service revenues may fluctuate from period to period due to changes in support headcount and related benefit costs. At November 14, 2002, there was one person providing support services.

     Gross profit was $532,000 for the nine months ended September 30, 2001 compared to a gross loss of $(351,000) for the nine months ended September 30, 2002 , representing 59% and (67)% of revenues, respectively. The decrease in gross profit was primarily due to the decrease in license revenue and the write off of the balance of capitalized software costs.

     Product development consists of salaries, benefits, bonuses, travel and related costs of the Company's product development personnel, including consulting fees, the costs of computer equipment used in product and technology development. Product development expense decreased $308,000 or 19%, from $1,641,000 for nine months ended September 30, 2001 to $1,333,000 for the nine months ended September 30, 2002, representing 181% and 256% of revenues, respectively. Total product development costs (including capitalized costs of $335,000 for the nine months ended September 30, 2001 and $180,000 for the nine months ended September 30, 2002) were $1,976,000 and $1,513,000 for the nine months ended September 30, 2001 and September 30, 2002, respectively. The decrease in total product development costs was due primarily to the reduction in the use of outside programmers' services of $565,000, non-cash warrant compensation of $225,000 and reduction in personnel costs, recruiting and travel expenditures of $98,000. These costs reductions were partially offset by the reduced amount of costs capitalized of $155,000 and the establishment of a development team to service the Asia Pacific region during the nine month period ended September 30, 2002 at a cost of $427,000 which the Company closed in the third quarter of 2002. At November 14, 2002, there is one senior software engineer and the VP of Engineering in the product development group

     Selling and marketing expenses consist primarily of salaries, including commissions, benefits, bonuses, travel, advertising, public relations, consultants and trade shows. Selling and marketing expenses decreased by $425,000 or 19%, from $2,267,000 for the nine months ended September 30, 2001 to $1,842,000 for the nine months ended September 30, 2002, representing 250% and 354% of revenues, respectively. The decrease in selling and marketing expenses was due primarily to a decrease of $504,000 in personnel costs, recruiting and travel expenditures related to the headcount reduction in 2002 to preserve capital, a $87,000 reduction in advertising and direct mail spending and a $38,000 reduction in trade shows and promotions. These costs reductions were partially offset by the expansion of a sales team to service the Asia Pacific region during the nine month period ended September 30, 2002 at a cost of $126,000 (the Asia Pacific operations were terminated in August 2002) and an increase in public relations of $53,000. At November 14, 2002, there were two people in the sales and marketing group.

     General and administrative expenses include employee costs, including salary, benefits, travel and other related expenses associated with management, finance and accounting operations, and legal and other professional services provided to the Company. General and administrative expenses increased by $416,000 or 28%, from $1,464,000 for the nine months ended September 30, 2001 to $1,880,000 for the nine months ended September 30, 2002, representing 162% and 361% of revenues, respectively. The increase in general and administrative expenses was due primarily to increases in non-cash charges of $92,000 attributable to the increase in expense of the estimated fair value of stock options granted to an entity owned by the Company's Chairman of the Board of Directors, increases in outside consultants of $281,000 of which $206,000 was to the Company's Chairman of the Board of Directors, professional fees increased by $150,000 of which $127,000 was for legal fees and related disbursements for a strategic transaction which was not completed which was offset by a decrease of $121,000 in personnel costs, recruiting and travel expenditures related to the headcount reduction in 2002 to preserve capital and decreases in investor relations expenses of $38,000. At November 14, 2002, there were three people in the general and administrative group.

     The discontinued operations were sold on February 9, 2000 to Exodus Communications. The gain from discontinued operations in 2001 of $649,000 was attributed to the contingent payments received offset by related contingent expenses pertaining to the sale paid in 2001.

     No provision for or benefit from federal, state or foreign income taxes was recorded for nine months ended September 30, 2001 or September 30, 2002 because the Company incurred net operating losses and fully reserved its deferred tax assets as their future realization could not be determined.

     As a result of the foregoing, the Company had a net loss of $5,348,000 for the nine months ended September 30, 2002 compared with a net loss of $4,056,000 for the nine months ended September 30, 2001.

Liquidity and Capital Resources

     The Company's capital requirements have been and will continue to be significant and its cash requirements continue to exceed its cash flow from operations. At September 30, 2002, the Company had $3,043,000 of cash and cash equivalents and working capital of $1,697,000. The Company has financed its operations primarily through sales of equity and debt securities, and the sale of its professional services group. Net cash used in operating activities from continuing operations was $3,914,000 during the nine months ended September 30, 2002, which was primarily attributable to the net loss of $5,348,000, partially offset by the non-cash expense of $292,000 attributable to the issuance of options, depreciation and amortization expense of $890,000 which includes $401,000 for the write off of capitalized software costs and an increase in accounts payable, accrued expenses and other current liabilities of $158,000.

     The Company's operating activities during the nine months ended September 30, 2002 were financed primarily with the funds raised in the October 2001 private offering of $6,765,000 of securities. The Company does not currently have a line of credit from a commercial bank or other institution.

     The Company anticipates, based on currently proposed plans and assumptions, that its cash balance of approximately $3,043,000 as of September 30, 2002 will be sufficient to satisfy the Company's operations and capital requirements until April-June 2003 (exclusive of any cash from the potential sale of its technology). There can be no assurance, however, that such funds will not be expended prior thereto. In the event the Company's plans change, or its assumptions change, or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), the Company may have insufficient funds to support its operations prior to April 2003. In the third and fourth quarters of 2002, the Company instituted certain measures to reduce its overhead including decreasing its headcount from 39 employees to its current level of 8 employees and the closing of its China development office and its Taiwan sales office. The reductions in personnel, representing almost an 80% reduction in employees, materially reduce the Company's sales, marketing and product development efforts. The Company is actively engaged in seeking merger candidates as well as evaluating strategic alternative with respect to its CyberwallPLUS technology including the potential sale of the technology. There is, however, no assurance that the Company will consummate a merger transaction, sell its technology or that any such merger will be successful. The inability of the Company to consummate a merger transaction on a timely basis would have a material adverse effect on the Company requiring it to curtail or possibly cease operations. In addition, a merger transaction may involve substantial dilution to the interests of the Company's existing stockholders.

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


     WE HAVE A HISTORY OF LOSSES AND IF WE DO NOT ACHIEVE PROFITABILITY, WE MAY NOT BE ABLE TO CONTINUE OUR BUSINESS IN THE FUTURE.

     We have incurred substantial operating losses since our inception, which has resulted in an accumulated deficit of $39,865,000, as of September 30, 2002. For the year ended December 31, 2001 and the nine months ended September 30, 2002, we incurred net losses of $5,872,000 and $5,348,000, respectively. Since September 30, 2002, we have continued to incur substantial operating losses and have had only one new product license sale of $4,000 since September 30, 2002. Prior to accepting new orders, we advise prospective customers that our technology may be sold and of material limitations with respect to the support we offer for the product. We have discontinued offering our annual support contracts and have replaced it with a call based support service. We have financed our operations primarily through the sales of equity and convertible debt securities as well as the sale of our professional services business in February 2000. Our expense levels substantially exceed our revenue and we do not anticipate material revenues from our software product offerings in the future. We may never achieve or sustain significant revenues or profitability. If we are unable to consummate a merger on a timely basis, we may not be able to continue our business. In addition, there is no assurance that even if we consummate a merger that we will be successful, achieve sufficient revenues to support our operations or achieve profitability.


     WE COULD BE REQUIRED TO CUT BACK OR STOP OPERATIONS IF WE ARE UNABLE TO COMPLETE A MERGER.

     We anticipate, based on our currently proposed plans and assumptions, that our cash balance of approximately $3,043,000 as of September 30, 2002 will be sufficient to satisfy our operations and capital requirements until April - June 2003 (exclusive of any cash received from the potential sale of our technology). There can be no assurance, however, that such funds will not be expended prior thereto. In the event our plans change, or our assumptions change or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), we could have insufficient funds to support our operations prior to April 2003. We are currently actively seeking merger candidates, however we have no definitive agreements with respect to any merger transaction. Our inability to consummate a merger transaction on a timely basis would have a material adverse effect on our operations, requiring us to curtail and possibly cease operations. In addition, even if we consummate a merger, we still may not achieve sufficient revenues to support our operations or profitability.


     WE HAVE NOT ACHIEVED SUBSTANTIAL REVENUE FROM SOFTWARE SALES AND DO NOT ANTICIPATE MATERIAL REVENUES IN THE FUTURE. WE ARE MAKING EFFORTS TO SELL OUR TECHNOLOGY.

     We have had only limited sales of our products. Our total revenues for software licenses for the year ended December 31, 2001 and the nine months ended September 30, 2002 were $809,000 and $365,000, respectively. Since September 30, 2002 we have had only one new product license sale of $4,000. Prior to accepting new orders, we advise prospective customers that our technology may be sold and of material limitations with respect to the support we offer for the product. We have discontinued offering our annual support contracts and have replaced it with a call based support service. We are evaluating strategic alternatives with respect to our CyberwallPLUS product line and associated technology including the potential sale of our technology. We do not anticipate material revenues from our product offerings. There is, however, no assurance that we will be able to sell our product technology.


     CONTROL BY BARRY RUBENSTEIN, WHEATLEY AFFILIATES AND FALCONSTOR SOFTWARE, INC.

     Barry Rubenstein, Wheatley Partners II, L.P. and other affiliated and related entities and parties (the "Wheatley Parties") currently own 32 % of our outstanding voting stock (exclusive of any securities owned by FalconStor). In addition, FalconStor currently owns 15.9% of our outstanding voting stock. Barry Rubenstein owns 15.4% of the outstanding voting securities of FalconStor and other Wheatley affiliates own an additional 5.9% of the outstanding voting securities of FalconStor. Accordingly, Barry Rubenstein and the Wheatley Parties together with FalconStor currently own 47.9 % of our outstanding voting securities (and beneficially own options and warrants to purchase an additional 30.1% of our outstanding voting securities) and as a result of their aggregate holdings would have the ability to control the outcome of all matters submitted to a vote of our stockholders including the election of directors, amendments to our Certificate of Incorporation and approval of mergers and a sale of substantially all of our assets. Such consolidation of voting power could also have the effect of delaying, deterring or preventing a change in control of our company that might be beneficial to other stockholders.


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

     WORLD INSTABILITY - TERRORISM.

     The terrorist attacks on September 11, 2001 in the United States and the declaration of war by the United States against terrorism has created significant instability and uncertainty in the world which may continue to have a material adverse effect on world financial markets, including financial markets in the United States. In addition, such adverse political events may have an adverse impact on economic conditions in the United States. Unfavorable economic conditions in the United States may have an adverse effect on our financial operations including, but not limited to, our ability to expand the market for our products, sell our technology or consumate a merger transaction.

     WE HAVE NOT BEEN ABLE TO SUCCESSFULLY COMPETE IN THE NETWORK SECURITY
MARKET.

     The network security market is characterized by intense competition and rapidly changing business conditions, customer requirements and technologies. The principal competitive factors affecting the market for network security products include security effectiveness, scope of product offerings, name recognition, product features, distribution channels, price, ease of use and customer service and support. We have not been able to successfully compete in the network security market. Since July 2002, we have materially reduced our sales and product development capacity as we have reduced our employees from 39 to 8. We have two people in product development and two people in sales and marketing. We do not anticipate material revenue from our software products. Since September 30, 2002 we have had only one new product license sale of $4,000. Prior to accepting new orders, we advise prospective customers that our technology may be sold and of material limitations with respect to the support we offer for the product. We have discontinued offering our annual support contracts and have replaced it with a call based support service. Our current competitors have longer operating histories, greater name recognition, larger installed customer bases and possess substantially greater financial, technical and marketing and other competitive resources than us. As a result, our competitors have been able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than we have.

     WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR PROPRIETARY TECHNOLOGY.

     We do not hold any patents and rely on copyright and trade secret laws, non-disclosure agreements and contractual provisions to protect our proprietary technology. These methods afford only limited protection. Despite the precautions we take, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary technologies, ideas, know-how and other proprietary information without authorization or may independently develop technologies similar or superior to our technologies. Policing unauthorized use of our products may be difficult and costly. Also, the laws of some foreign countries do not protect our proprietary rights as much as the laws of the United States. We are unable to predict whether our means of protecting our proprietary rights will be adequate given our financial condition and resources.

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

     POSSIBLE DELISTING OF OUR SECURITIES FROM NASDAQ; RISKS RELATING TO LOW-PRICED STOCKS.

     Our common stock is currently listed on The Nasdaq Stock Market's SmallCap Market under the symbol "NSSI." In order for our common stock to continue to be listed on Nasdaq, however, we must comply with certain maintenance standards (including, among others, a minimum bid price for our stock of $1.00, stockholders equity of a minimum of $2.5 million and an annual meeting requirement). On July 9, 2002, the Company was notified by Nasdaq that its Common Stock failed to maintain a minimum bid price of $1.00 over the previous 30 trading days as required by The Nasdaq SmallCap Market Rules. In accordance with such rules, the Company has until January 6, 2003, for its Common Stock to trade at a closing bid price of at least $1.00 for 10 consecutive trading days or its securities will be subject to delisting from Nasdaq. In addition, our report on Form 10-QSB for the quarterly period ended September 30, 2002 reflects stockholders' equity of $1.643 million at September 30, 2002 (below the Nasdaq $2.5 million requirement). We are also required under Nasdaq rules to hold an annual meeting and file a proxy statement for 2002 by December 31, 2002 and we have not yet done so. In the event of a delisting, an investor could find it more difficult to dispose of or to obtain accurate quotations as to the market value of our common stock.

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

     FAVORABLE LICENSE AND DISTRIBUTION AGREEMENT RECEIVED BY FALCONSTOR SOFTWARE, INC.

     On October 2, 2001, we entered into a License and Distribution Agreement with FalconStor pursuant to which FalconStor has the right to distribute, on a non-exclusive basis, our product offerings in its indirect and OEM channels. Simultaneously and conditioned upon entering into the License and Distribution Agreement, FalconStor invested $2,300,000 in our private offering of $6,765,000 of preferred stock and warrants. (See "Management's Discussion and Analysis or Plan of Operation" at page 8). FalconStor currently owns 15.9% of our outstanding voting stock (29.6% assuming the exercise of currently exercisable warrants to purchase 2,669,870 shares of common stock). FalconStor, as the largest investor in the private offering, was able to negotiate terms (and may receive additional benefits in the future) with respect to the License and Distribution Agreement which would likely have not been available to other licensees and distributors who were not simultaneously making a significant investment in our securities.

     THE SIGNIFICANT NUMBER OF OPTIONS, WARRANTS AND CONVERTIBLE SECURITIES OUTSTANDING MAY ADVERSELY AFFECT THE MARKET PRICE FOR OUR COMMON STOCK.

     As of November 11, 2002, there are outstanding (i) options and warrants to purchase an aggregate of 13,241,564 shares of our common stock at exercise prices ranging from $.63 to $10.125, (ii) 2,726,354 shares of convertible preferred stock which are convertible at any time into 5,382,078 shares of our common stock and (iii) 999,176 additional shares of our common stock which may be issued in the future under our stock option plan. To the extent that outstanding options and warrants are exercised or preferred stock is converted, your percentage ownership will be diluted and any sales in the public market of the common stock underlying such options, warrants or convertible debt may adversely affect prevailing market prices for our common stock.

     WE HAVE A SIGNIFICANT AMOUNT OF AUTHORIZED BUT UNISSUED PREFERRED STOCK, WHICH MAY AFFECT THE LIKELIHOOD OF A CHANGE OF CONTROL IN OUR COMPANY.

     Our Board of Directors has the authority, without further action by the stockholders, to issue 10,000,000 shares of preferred stock (of which as of November 11, 2002 only 231,054 shares of Series D Preferred Stock are outstanding and 2,495,300 shares of Series E Preferred Stock are outstanding) on such terms and with such rights, preferences and designations as our Board of Directors may determine. Such terms may include restricting dividends on our common stock, dilution of the voting power of our common stock or impairing the liquidation rights of the holders of our common stock. Issuance of such preferred stock, depending on the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control. In addition, certain "anti-takeover" provisions in Delaware law may restrict the ability of our stockholders to authorize a merger, business combination or change of control.

Item 3. CONTROLS AND PROCEDURES.

     Based on their evaluation, as of a date within 90 days of the filing of this Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

            None.

Item 2. CHANGES IN SECURITIES.

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



                                   NETWORK-1 SECURITY SOLUTIONS, INC.


                                   By:  /s/ Richard Kosinski
                                        ---------------------------------------
                                        Richard Kosinski, President and Chief
                                        Executive Officer
                                        (Principal Executive Officer)


                                   By:  /s/ Murray P. Fish
                                        ---------------------------------------
                                        Murray P. Fish
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)






Date: November 19, 2002

                    CERTIFICATION OF CHIEF FINANCIAL OFFCIER
  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350)

I, Murray P. Fish, Chief Financial Officer of Network-1 Security Solutions, Inc. (the "Registrant"), certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of the Registrant;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date: November 19, 2002                    /s/ Murray P. Fish
                                                     --------------------------
                                                     Murray P. Fish
                                                     Chief Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFCIER
  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350)

I, Richard Kosinski, Chief Executive Officer and President of Network-1 Security Solutions, Inc. (the "Registrant"), certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of the Registrant;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date: November 19, 2002                    /s/ Richard Kosinski
                                                     --------------------------
                                                     Richard Kosinski
                                                     Chief Executive Officer and
                                                     President