Form 10KSB
period 2002-12-31
NETWORK 1 SECURITY SOLUTIONS INC
filed 2003-09-25
CIK 1065078

================================================================================

                    U. S. Securities and Exchange Commission

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

             [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2002.

           [X]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                           445 PARK AVENUE, SUITE 1028
                            NEW YORK, NEW YORK 10022
                    (Address of Principal Executive Offices)

                   Issuer's telephone number : (212) 829-5770

         Securities registered under Section 12(b) of the Exchange Act:


       Title of each class             Name of each exchange on which registered
       -------------------             -----------------------------------------
  Common Stock, $.01 par value                           None

         Securities registered under Section 12(g) of the Exchange Act:

                                      None

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year: $592,000.

     The aggregate market value of the voting stock of the registrant held by non-affiliates computed by reference to the price at which the stock was sold on August 29, 2003 was approximately $337,218.

     The number of shares of Common Stock outstanding as of August 31, 2003 was 8,314,458.


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


ITEM 1. DESCRIPTION OF BUSINESS.

     BACKGROUND


     UNTIL DECEMBER 2002, NETWORK-1 SECURITY SOLUTIONS, INC. (THE "COMPANY") DEVELOPED, MARKETED AND LICENSED SECURITY SOFTWARE PRODUCTS DESIGNED TO PREVENT UNAUTHORIZED ACCESS TO INFORMATION RESIDING ON AN ENTERPRISE'S COMPUTERS. IN DECEMBER 2002, THE COMPANY DISCONTINUED OFFERING ITS SECURITY SOFTWARE PRODUCT LINE AS IT WAS UNABLE TO ACHIEVE SUFFICIENT PRODUCT REVENUE TO SUPPORT THE EXPENSES OF SUCH OPERATIONS. MANAGEMENT IS FOCUSING ITS EFFORTS ON SEEKING A MERGER CANDIDATE FOR THE COMPANY. IN MAY 2003, THE COMPANY COMPLETED THE SALE OF ITS CYBERWALLPLUS TECHNOLOGY AND RELATED INTELLECTUAL PROPERTY TO AN UNAFFILIATED THIRD PARTY FOR $415,000. PROVIDED BELOW IS A DESCRIPTION OF THE BUSINESS OF THE COMPANY DURING THE YEAR ENDED DECEMBER 31, 2002.

     Network-1 Security Solutions Inc. (the "Company") developed, marketed, licensed and supported a suite of security software products designed to prevent unauthorized access to critical information residing on networked servers, desktops and laptops. The Company's CyberwallPLUS family of security software products combined the benefits of firewall and intrusion detection technology with central management features to provide an enterprise-class layer of security protection directly on servers, desktops, wireless and mobile computers (the "end-points"). The CyberwallPLUS family of security products competed in the emerging "end-point" security market.

     CyberwallPLUS delivered intrusion prevention through its firewall and intrusion detection capabilities, a unique combination of technologies that actively detected and blocked intrusions. CyberwallPLUS interrogated incoming and outgoing traffic on the host servers, desktops and laptops by using stateful inspection and behavior-based intrusion detection. The packet-filtering firewall blocked unauthorized access to any of the 65,000 ports on a computer and prevents the computer from launching attacks of its own directed at other networked computers. The access controls and intrusion filters enabled security policy, which was optimized to the specific computer, and dramatically increased the machine's ability to deflect attacks or potential compromise.

     The Company was incorporated under the laws of the State of Delaware in July 1990. The Company's principal offices are located at 445 Park Avenue, Suite 2900, New York, New York 10022 and its telephone number is 212-829-5770.

     THE NETWORK-1 SOLUTION

     The CyberwallPLUS family of security software products represented the latest generation of our host-based security solution that integrated a powerful range of security techniques to actively detect and block intrusions thereby providing effective "end-point" security.

     CyberwallPLUS combined the benefits of firewall and intrusion detection technology with central management features to provide an enterprise-class layer of robust security protection directly on Microsoft Windows-based servers, desktops, wireless and mobile computers. The Company's distributed intrusion prevention software was a bi-directional layer of defense that protected the network from the host machine, as well as protected the host machine from the network, regardless of whether the source of attack is inside or outside the organization. CyberwallPLUS also protected mobile and wireless computers even when they connected to networks outside the organization's control.

     The Company's CyberwallPLUS family of host intrusion prevention products operated on Windows 9x, Windows NT, Windows 2000, and Windows XP operating system platforms. The CyberwallPLUS suite of products was first introduced in January 1999, evolving from the Company's FireWall/Plus suite of security software products and prior practice in security consulting and forensics.

     The Company's applications address an organization's need for solutions that improve information security in today's Internet-enabled technology environments. Designed to reduce the total cost of ownership, the Company's solutions deployed without difficulty, offered local or remote centralized management features, integrated easily into existing management infrastructures, and complemented existing security investments.

     The Company's solution started out by inhibiting intruders from even discovering computer assets with "stealth mode", a technique that gave the appearance that no system is present at a given IP address. Fine-grained access control, bi-directional protection and stateful packet inspection typically found in high-end perimeter firewalls combined with powerful intrusion detection and prevention capabilities to add a critical second layer of defense behind existing perimeter firewalls.

     CyberwallPLUS's centralized policy management enabled detailed security policies to be formulated, distributed, and monitored, maximizing IT security resources. The logging features were designed to meet the requirements for legal forensic evidence as well as timely alerts. CyberwallPLUS coexisted or interoperated easily with many other security and management components, including virus checkers, enterprise monitoring systems, and enterprise VPNs.

     PRODUCTS AND SERVICES

     The Company maintained two classes of CyberwallPLUS products - host intrusion prevention solutions and network and perimeter firewall solutions - each with a corresponding central manager module.

     HOST INTRUSION PREVENTION. The Company's host solutions controlled access to desktops, laptops, and servers. The Company released three revisions of CyberwallPLUS host products, culminating with the release of version 7.3 in July 2002. The product suite included:

                        CYBERWALLPLUS FOR DESKTOPS AND LAPTOPS. CyberwallPLUS-WS
            ran on Windows 9x, Windows NT/2000, and Windows XP client systems and provided a necessary complement to mail-only antivirus scanners. The packet-filtering firewall blocked unauthorized access to any of the 65,000 ports on the end point (computer), and prevented that computer from launching any attacks of its own directed at other network resources. The combination of firewall and intrusion detection technology was comparable to robust perimeter security technology, but optimized for an end point computer. CyberwallPLUS-WS also ensured that a computer operates in stealth mode, making it invisible to scanning programs typically used by hackers to locate computers on the network. In addition, at the option of the network administrator, CyberwallPLUS-WS could have been operated in silent mode so that the computer user did not have access to the product and thus can not make any changes to its configuration.

                        CYBERWALLPLUS FOR SERVERS. The CYBERWALLPLUS-SV server
            edition was intended for all Microsoft application, database, or infrastructure servers to provide a layer of local self-defense against unauthorized access. Remote access to public servers such as Web servers, Microsoft Exchange Server mail servers, or even Intranet and database servers creates vulnerability in an organization's protection scheme. The access controls and intrusion filters enabled security policy which was optimized to the specific server, and dramatically increased its ability to deflect attacks or compromise.

                        CYBERWALLPLUS CENTRAL MANAGER. CYBERWALLPLUS-CM, a
            management application enabling control and monitoring of multiple CyberwallPLUS installations, responded to an organization's need to easily and centrally manage and maintain the Company's solution distributed across the corporate network. Complementing existing management environments, CyberwallPLUS offers local, remote, and centralized management; policy deployment and management; logging and reporting to existing management systems; and centralized license deployment and license inventory capabilities.

     NETWORK AND PERIMETER FIREWALLS. The Company also offered a set of network and perimeter firewalls to complete a layered network defense strategy. The product suite included:

                        CYBERWALLPLUS INTERNET PROTOCOL. Designed to protect a
            computer network from Internet attacks and intrusions, CYBERWALLPLUS-IP installed as either a transparent bridge or router on the network perimeter. CYBERWALLPLUS-IP, an ICSA (International Computer Security Association) certified product, thwarted malicious attacks originating on either side of the network through its advanced firewall and active intrusion detection/prevention capabilities. The network security software ran on Windows NT/2000 systems configured with two Ethernet interfaces and features an advanced packet filter engine that provided fine-grained network access controls, sophisticated intrusion detection and prevention algorithms, and detailed traffic audit logs.

                        CYBERWALLPLUS MULTI-PROTOCOL. Ideally suited for
            internal network security, CYBERWALLPLUS-MP was a high-speed local area network (LAN) segment firewall controlling access between internal networks. It operated as a two-port Ethernet bridge and supports hundreds of IP and non-IP protocols. It provided network administrators with the network access controls and intrusion detection tools needed to secure multi-protocol Ethernet LANs from outside attacks.

Network-1's solutions contained the following features or attributes:

     ADVANCED PACKET FILTERING SYSTEM. CyberwallPLUS provided both inbound and outbound packet filtering; passing traffic based on network access rules. These rules restricted packet flow, protecting the network and the systems connected to the network from unnecessary and potentially malicious traffic.

     STATEFUL PACKET INSPECTION AND DYNAMIC PORT ALLOCATION. CyberwallPLUS examined packets to determine whether or not to pass the packet based on the state of the connection. Should the state of the connection be other than anticipated, CyberwallPLUS did not pass the packet to the destination because the packet was not considered stateful. Stateful inspection was also necessary for dynamic port allocation. With dynamic port allocation, certain protocols may request the one-time opening of a subsidiary connection on additional ports that are opened and closed when the application requires them, yet blocked when not in use. Through Stealth mode operation, CyberwallPLUS did not respond to requests on blocked ports, thus making it more difficult for attackers to "fingerprint" or detect the computer for attack, rather than responding to an unauthorized query with a "connection not allowed" message which would reveal the existence of the computer on the network.

     SILENT MODE. Silent mode allowed the CyberwallPLUS product to operate without the local user interface present. In enterprise deployments, this gave central administrators control over configuration, policy, and monitoring of host systems without involving or disturbing the end user.

     CENTRALIZED MANAGEMENT. Enterprise environments benefit from CyberwallPLUS's scalable creation of groups of individual hosts and the distribution of policies and licenses across a large number of machines. Multiple industry standard logging formats were supported to enhance the integration of CyberwallPLUS with existing enterprise management systems.

     CUSTOMIZED SECURITY POLICIES. Security policies could be customized for individual departments, and individual systems and personnel within the network. In addition, CyberwallPLUS allowed the creation and tailoring of templates to support custom applications, protocols, and non-standard port configurations.

     EASE OF USE. CyberwallPLUS was designed to be easily installed, configured and managed by a network or system manager with minimal security skills through an intuitive user interface. To facilitate implementation, CyberwallPLUS came pre-programmed with a wide variety of frequently used default security policies (templates) which required the customer to simply select one of the rule sets and save the selection.

     The Company's solutions were licensed on a per-machine basis, with licenses for individual systems, or license packs with volume price breaks for multiple systems, as well as site licenses, where applicable. The Company added to the completeness of its solution by offering professional training, multi-year product maintenance agreements, and 5/10 technical support plans. Deployment services were offered through the Company's worldwide network of channel partners.

     SALES, MARKETING AND DISTRIBUTION

     In the U.S., the Company directly marketed its products through a field sales organization supported by inside sales representatives. The Company also indirectly markets its products through regional value-added resellers (VARs) who offer complementary technologies, including specialized government resellers, and national integrators who had a focus or practice in security. Internationally, the Company's network of regional/country resellers or distributors provided sales interface with prospective customers. In July 2002, the Company materially reduced its sales and marketing capacity as part of cost-cutting measures. See "Management's Discussion and Analysis" at page 15 hereof.

     DIRECT SALES. The Company`s direct marketing efforts targeted medium and large-scale Microsoft Windows-centric enterprises with a large percentage of mobile or remote employees in financial services, healthcare, higher education, and government agencies or suppliers. The Company's sales professionals qualified, developed and pursued leads based on a variety of marketing awareness and lead generation programs, including event marketing, online advertising, and direct mail, as well as downloaded product trials from its corporate Web site. The first objective of the field sales staff was to develop end user opportunities through a combination of on-site and remote interactions with the prospect. The second objective of the field sales staff was to recruit, cultivate and support indirect channel partners.

     During the first half of 2002, the Company continued to expand its international operations to address the rapid global adoption of distributed computing environments. Many foreign countries do not have laws recognizing network intrusion or misuse as a crime or the resources to enforce such laws if they do exist. As a consequence, the Company believed that organizations in such countries would have a greater need for effective security solutions. In the first quarter of 2002, the Company established its Asia Pacific operations which were headquartered in Shanghai, China. These operations provided product development, sales, marketing and customer support in the Asia Pacific region. In September, 2002, the Company ceased its operations in China as part of significant cost-cutting measures.

     INDIRECT SALES. The Company had relationships with national, regional and local resellers and systems integrators. In addition, the Company had relationships with international system integrators, VARs, resellers and distributors. The Company's agreements with resellers generally grant the right to market the Company's products in specified territories on a non-exclusive basis, were terminable on short notice and do not prohibit the reseller from selling products that were competitive with the Company's products.

     FALCONSTOR LICENSE AND DISTRIBUTION AGREEMENT

     Simultaneously with the closing of the Company's October 2001 private offering of $6,765,000 of securities (See "Management's Discussion and Analysis or Plan of Operation" at page 15 hereof), the Company entered into a ten (10) year License and Distribution with FalconStor, pursuant to which FalconStor had the right to distribute the Company's product offerings in its indirect and OEM channels. As part of the Agreement, FalconStor paid the Company a non-refundable advance of $500,000 against future royalty payments. On May 30, 2003, as part of the Company's sale of its CyberwallPlus technology and related intellectual property to an unaffiliated third party, the Company assigned its rights under the FalconStor Agreement to the unaffiliated third party. (See "Management's Discussion and Analysis or Plan of Operations" at pages 15-16).

CUSTOMERS

     The Company's customers represented a wide range of industries and institutions, both commercial and government, which considered networked-data resources to be among the most important assets within their organizations. During the year ended December 31, 2002 revenue from one customer accounted for 21% of the Company's revenues.

     During the years ended December 31, 2002 and 2001, revenue from international customers (licenses and service to foreign end users and international distributors) accounted for 29% and 21% of our revenues, respectively.

     COMPETITION

     The market for host intrusion prevention solutions is characterized by intense competition and rapidly changing business conditions, customer requirements and technologies.

     EXISTING COMPETITION. The Company viewed its competition in several classes as follows:

                        HOST INTRUSION PREVENTION FOR SERVER SYSTEMS RUNNING
            MICROSOFT WINDOWS NT/2000. The Company's principal competitors included operating system (OS) intercept vendors Entercept Security Technologies and Okena, Inc.; and host intrusion detection system
            (IDS) vendors Internet Security Systems, Inc., Enterasys Networks, Inc., Symantec Corporation and NFR Security, Inc. Since there is a wide array of server operating systems, as well as the types of threats (operating system, application, network, file, etc.) that can exist, no one solution is used independently.

                        HOST INTRUSION PREVENTION FOR ENTERPRISE
            DESKTOPS/LAPTOPS RUNNING MICROSOFT WINDOWS 9X, WINDOWS NT/2000, OR WINDOWS XP. The Company competed primarily with personal firewall vendors, such as Internet Security Systems, Inc., Symantec Corporation, Zone Labs, Inc., InfoExpress, Inc. and Sygate Technologies, Inc.; VPN/Firewall vendors, such as Check Point Software Technologies Ltd. and InfoExpress, Inc.; and Host IDS vendors, such as Internet Security Systems, Inc.

                        NETWORK AND PERIMETER FIREWALL PRODUCTS. The Company's
            primary source of competition was Check Point Software Technologies Ltd., Symantec Corporation, NetScreen Corporation Inc., SonicWall, Inc., and WatchGuard Technologies, Inc.

     Most of the Company's competitors had longer operating histories, greater name recognition, larger installed customer bases and possessed substantially greater financial, technical, marketing and other competitive resources than the Company. As a result, the Company's competitors were able to adapt more quickly to new or emerging technologies or attacks, changes in customer requirements and devote greater resources to the promotion and sale of their products than the Company. While the Company believed that its CYBERWALLPLUS products did not compete against manufacturers of other categories of security products (such as encryption and authentication products), potential customers may have perceived the products of such other companies as substitutes for the Company's products.

     PRODUCT RESEARCH AND DEVELOPMENT

     The security software market is dynamic, characterized by rapid changes in technology and customer requirements, new product introductions and enhancements, and emerging industry standards. The Company's research and development department was responsible for the design, development and release of the Company's products, and was focused on the continuous evolution of the Company's products. Organized into development, quality assurance, and documentation disciplines, the research and development team worked closely with sales, marketing, and customer support in order to better understand market needs and user requirements.

     A full time development team located at the Company's Waltham, Massachusetts headquarters had the primary responsibility for product development and technology direction, which was augmented by staff located at the Company's Shanghai, China operations center. Consultants were sometimes retained to address specific areas of expertise on a limited basis. Beginning in July 2002, the Company materially reduced its product development capacity as part of cost-cutting measures. (See "Management's Discussion and Analysis" at page 15 hereof).

     During the years ended December 31, 2002 and 2001, the Company's total product development costs, including the costs capitalized after technological feasibility had been reached, were $1,599,000, and $2,209,000, respectively.

              CUSTOMER SERVICE AND SUPPORT

     One-year maintenance subscriptions were typically sold with software licenses, and optional multi-year maintenance subscriptions were available thereafter. The Company provided customer technical support as a component of its annual maintenance subscriptions, which included phone, email, and Web-based support. The Company's telephone and email support services were available Monday through Friday between the hours of 8am and 6pm eastern standard time in the United States. In November 2002 the Company discontinued offering its annual support contracts and replaced it with a call based support service.

PROPRIETARY RIGHTS

     The Company's success was substantially dependent on its proprietary technologies. The Company did not hold any patents and relied on copyright and trade secret laws, non-disclosure agreements with employees, consultants, distributors and customers, including "shrink wrap" license agreements that were not signed by the customer, and technical measures to protect the ideas, concepts and documentation of the Company's proprietary technologies and know-how. Such methods may not have afforded complete protection, and there can be no assurance that third-parties will not independently develop substantially equivalent or superior technologies or obtain access to the Company's technologies, ideas, concepts and documentation. In addition, confidentiality agreements between the Company and its employees, distributors or customers may not have provided meaningful protection for the Company's proprietary information in the event of any unauthorized use or disclosure.

     On June 19, 2001, the Company was issued a U.S. trademark registration (Reg. No. 2,462,262) for the mark CyberwallPlus for computer products. Although the Company is not aware of any challenges to our rights to use this trademark, there can be no assurance that the use of this mark would be upheld if challenged.

     Although the Company believed that its technologies and products had been developed independently and did not infringe upon the proprietary rights of others, there can be no assurance that the Company's technologies and products in fact did not infringe. The Company is not aware of any patent infringement charge or any violation of other proprietary rights claimed by any third party relating to the Company or its products.

     EMPLOYEES AND CONSULTANTS

     As of August 31, 2003, the Company had two employees and one consultant.

     RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company operates in a highly competitive environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights the most material of the risks.

     WE HAVE A HISTORY OF LOSSES, NO REVENUE FROM OPERATIONS AND WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS IN THE FUTURE.

     We have incurred substantial operating losses since our inception, which has resulted in an accumulated deficit of $40,422,000 as of December 31, 2002. For the years ended December 31, 2002 and 2001, we incurred net losses of $5,905,000 and $8,035,000, respectively. Since December 31, 2002, we have continued to incur operating losses. We have financed our operations primarily through the sales of equity and convertible debt securities as well as the sale of our professional services business in February 2000. In December 2002, we discontinued our offering of security software products and thus we currently have no revenue from operations. While we have significantly reduced our expenses in order to preserve cash for a merger transaction, we may not have sufficient funds to continue our operations if we are unable to complete a merger on a timely basis.

     WE COULD BE REQUIRED TO STOP OPERATIONS IF WE ARE UNABLE TO COMPLETE A MERGER.

     We anticipate, based on our currently proposed plans and assumptions (including the timetable of, costs and expenses associated with our continued operations), that our current cash position will more likely than not be sufficient to satisfy our operations and capital requirements through at least September 2004. There can be no assurance, however, that such funds will not be expended prior thereto. In the event our plans change, or our assumptions change or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), we could have insufficient funds to support our operations prior to September 2004. We are currently actively seeking merger candidates, however we do not have a definitive agreement with respect to any merger transaction. Our inability to consummate a merger transaction on a timely basis would have a material adverse effect on our operations, requiring us to possibly cease operations. In addition, even if we consummate a merger, we still may not have sufficient cash to support our new business operations or achieve material revenues or profitability.

     A MERGER TRANSACTION IS LIKELY TO INVOLVE SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

     In the event that we are able to consummate a merger transaction, any such transaction is likely to involve substantial dilution to our existing stockholders.

     CONTROL BY BARRY RUBENSTEIN, WHEATLEY AFFILIATES AND FALCONSTOR SOFTWARE, INC.

     Barry Rubenstein, Wheatley Partners II, L.P. and other affiliated and related entities and parties (the "Wheatley Parties") currently own 32% of our outstanding voting stock (exclusive of any securities owned by FalconStor ). In addition, FalconStor currently owns 15.9% of our outstanding voting stock. Barry Rubenstein owns 15.2% of the outstanding voting securities of FalconStor and other Wheatley Parties own an additional 10% of the outstanding voting securities of FalconStor. Accordingly, Barry Rubenstein and the Wheatley Parties together with FalconStor currently own 47.9% of our outstanding voting securities (and beneficially own options and warrants to purchase an additional 30.1% of our outstanding voting securities) and as a result of their aggregate holdings would have the ability to control the outcome of all matters submitted to a vote of our stockholders including the election of directors, amendments to our Certificate of Incorporation and approval of mergers and a sale of substantially all of our assets. Such consolidation of voting power could also have the effect of delaying, deterring or preventing a change in control of our company that might be beneficial to other stockholders.

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

     WORLD INSTABILITY - TERRORISM.

     The terrorist attacks on September 11, 2001 in the United States and the declaration of war by the United States against terrorism has created significant instability and uncertainty in the world which may continue to have a material adverse effect on world financial markets, including financial markets in the United States. In addition, such adverse political events may have an adverse impact on economic conditions in the United States. Unfavorable economic conditions in the United States may have an adverse effect on our company including, but not limited to, our ability to consummate a merger transaction.

     DELISTING OF OUR SECURITIES FROM NASDAQ; RISKS RELATING TO LOW-PRICED
STOCKS.

     On March 26, 2003 our common stock was delisted from The Nasdaq Stock Market's SmallCap Market. As a result of the delisting, an investor could find it more difficult to dispose of or to obtain accurate quotations as to the market value of our common stock. Our common stock currently trades on the over-the-counter market in the "pink sheets."

     In addition, since our common stock has been delisted from trading on Nasdaq and the trading price of our common stock is below $5.00 per share, our common stock is considered a penny stock. SEC regulations generally define a penny stock to be an equity security that is not listed on Nasdaq or a national securities exchange and that has a market value of less than $5.00 per share, subject to certain exceptions. The SEC regulations would require broker-dealers to deliver to a purchaser of our common stock a disclosure schedule explaining the penny stock market and the risks associated with it. Various sales practice requirements are also imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). Broker-dealers must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and monthly account statements disclosing recent price information for the penny stock held in the customer's account. As a result of the delisting of our Common Stock from Nasdaq, investors may find it more difficult to obtain timely and accurate quotes and execute trades in our common stock.

     THE SIGNIFICANT NUMBER OF OPTIONS, WARRANTS AND CONVERTIBLE SECURITIES OUTSTANDING MAY ADVERSELY AFFECT THE MARKET PRICE FOR OUR COMMON STOCK.

     As of August 31, 2003, there are outstanding (i) options and warrants to purchase an aggregate of 10,971,182 shares of our common stock at exercise prices ranging from $.13 to $10.125, (ii) 2,714,562 shares of convertible preferred stock which are convertible at any time into 5,358,494 shares of our common stock and (iii) 2,499,130 additional shares of our common stock which may be issued in the future under our stock option plan. To the extent that outstanding options and warrants are exercised or preferred stock is converted, your percentage ownership will be diluted and any sales in the public market of the common stock underlying such options, warrants or convertible debt may adversely affect prevailing market prices for our common stock.

     WE HAVE A SIGNIFICANT AMOUNT OF AUTHORIZED BUT UNISSUED PREFERRED STOCK, WHICH MAY AFFECT THE LIKELIHOOD OF A CHANGE OF CONTROL IN OUR COMPANY.

     Our Board of Directors has the authority, without further action by the stockholders, to issue 10,000,000 shares of preferred stock (of which only 231,054 shares of Series D Preferred Stock are outstanding and 2,483,508 shares of Series E Preferred Stock are outstanding) on such terms and with such rights, preferences and designations as our Board of Directors may determine. Such terms may include restricting dividends on our common stock, dilution of the voting power of our common stock or impairing the liquidation rights of the holders of our common stock. Issuance of such preferred stock, depending on the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control. In addition, certain "anti-takeover" provisions in Delaware law may restrict the ability of our stockholders to authorize a merger, business combination or change of control.

     ITEM 2. DESCRIPTION OF PROPERTY

     The Company currently occupies approximately 300 square feet of office space in New York City at a cost of $2,700 per month.

     ITEM 3. LEGAL PROCEEDINGS

     In January 2003, Richard J. Kosinski, former Chief Executive Officer, President and a director, and Murray P. Fish, former Chief Financial Officer and a director, commenced lawsuits against the Company in the Commonwealth of Massachusetts, County of Essex, Superior Court, seeking severance and bonus compensation and other benefits allegedly due them in the aggregate amount of $400,000. Messrs. Kosinski and Fish also moved for an order of attachment, temporary restraining order and preliminary injunction to prevent the Company from transferring an aggregate of $400,000 of its funds pending the outcome of the lawsuits. In February 2003, the Court denied plaintiffs' motions.

     In June 2003, the Company entered into a settlement agreement with Mr. Kosinski pursuant to which the Company paid Mr. Kosinski the sum of $127,000 in full settlement of all claims asserted by him in the litigation. In addition, as part of the settlement, Mr. Kosinski agreed to forfeit options to purchase 1,200,000 shares of the Company's Common Stock.

     The Company intends to vigorously defend the lawsuit by Mr. Fish seeking $200,000 in severance, bonus and other benefits allegedly due him and believes it has meritorious defenses to the claims asserted.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     MARKET INFORMATION. The Company's Common Stock had traded from November 12, 1998 until March 26, 2003 on the NASDAQ SmallCap Market under the symbol "NSSI." The Company's Common Stock currently trades on the over-the-counter market in the "Pink Sheets". The following table sets forth, for the periods indicated, the range of the high and low closing bid prices for the Common Stock as reported on NASDAQ. Such prices reflect inter-dealer quotations, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

YEAR ENDED DECEMBER 31, 2002                  HIGH             LOW
                                              ----             ---

Fourth Quarter                                $0.56           $0.13
Third Quarter                                 $0.93           $0.50
Second Quarter                                $1.38           $0.62
First Quarter                                 $2.23           $1.26

YEAR ENDED DECEMBER 31, 2001                  HIGH             LOW
                                              ----             ---

Fourth Quarter                                $2.26           $1.10
Third Quarter                                 $1.40           $0.43
Second Quarter                                $2.16           $0.91
First Quarter                                 $4.38           $1.34



     On August 29, 2003, the last sale price for the Common Stock as reported on the Pink Sheets was $.05 per share. The number of record holders of the Company's Common Stock was 61 as of July 25, 2003. The Company believes that there are in excess of 1,500 beneficial owners of its Common Stock.

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

     RECENT ISSUANCES OF UNREGISTERED SECURITIES. None.

EQUITY COMPENSATION PLAN INFORMATION

     The following table summarizes share and exercise price information about the Company's equity compensation plans as of December 31, 2002.

------------------------------------ ----------------------------- --------------------------- -------------------------------------
                                      NUMBER OF SECURITIES TO BE                                  NUMBER OF SECURITIES REMAINING
                                       ISSUED UPON EXERCISE OF      WEIGHTED-AVERAGE EXERCISE   AVAILABLE FOR FUTURE ISSUANCE UNDER
                                         OUTSTANDING OPTIONS,         PRICE OF OUTSTANDING          EQUITY COMPENSATION PLANS
                                         WARRANTS AND RIGHTS          OPTIONS, WARRANTS AND      (EXCLUDING SECURITIES REFLECTED IN
                                                 (A)                         RIGHTS                          COLUMN (A))
------------------------------------ ----------------------------- --------------------------- -------------------------------------
Equity compensation plans approved
 by security holders                          3,154,498                      $2.25                           845,502
------------------------------------ ----------------------------- --------------------------- -------------------------------------
Equity compensation plans not
 approved by security holders                     0                            --                               0
------------------------------------ ----------------------------- --------------------------- -------------------------------------
              Total                           3,154,498                      $2.25                           845,502
------------------------------------ ----------------------------- --------------------------- -------------------------------------

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

     OVERVIEW

     Until December 2002, the Company continued to license and support a suite of security software products designed to prevent unauthorized access to critical information residing on networked servers, desktops and laptops. In December 2002, the Company discontinued its products offerings, as operating expenses continued to exceed product revenues, in order to preserve cash as the Company seeks a merger transaction. Accordingly, the Company currently has no revenue from operations and does not anticipate revenue until completion of a merger transaction. In May 2003, the Company completed the sale of its CyberwallPlus technology and related intellectual property to a foreign corporation for an aggregate consideration of $415,000. As a part of this sale, the Company also assigned its rights under the Distribution and License Agreement with FalconStor (as described below).

     To date the Company has incurred significant losses and, at December 31, 2002, had an accumulated deficit of $(40,422,000). During the third and fourth quarters of 2002, the Company instituted certain measures to preserve cash including substantial reductions in employees and the closing of its China development office and Taiwan sales office. Beginning in July 2002, the Company in a series of layoffs reduced its employees from 39 to its current level of 2 employees. At July 31, 2003, the Company had approximately $1,500,000 of cash and cash equivalents. (See "Liquidity and Capital Resources" at page 18 hereof). Although the Company is actively seeking a merger transaction, the Company may not be able to consummate a merger transaction. In addition, in the event the Company consummates a merger transaction, there is no assurance that it will be successful. In addition, a merger transaction is likely to involve substantial dilution in the interests of the Company's then existing stockholders. In connection with a merger transaction, the Company may seek financing from third parties and/or existing stockholders.

     On October 2, 2001, the Company completed a $6,765,000 private offering of Series E Preferred Stock and Warrants pursuant to a Securities Purchase Agreement with investors (the "2001 Financing"). In accordance with the Securities Purchase Agreement, an aggregate of 3,191,037 shares of Series E Preferred Stock were sold to investors at a price of $2.12 per share together with warrants to purchase 6,882,074 shares of Common Stock at an exercise price of $1.27 per share. Such warrants expire on October 2, 2003. Each share of Series E Preferred Stock is convertible into two (2) shares of Common Stock, subject to adjustment. As the largest investor ($2,300,000) in the Financing, FalconStor Software, Inc. ("FalconStor"), a storage networking infrastructure software company, received an additional warrant to purchase 500,000 shares of the Company's Common Stock (the "Additional Warrant"). Simultaneously with the closing of the Financing, the Company and FalconStor entered into a ten year Distribution and License Agreement (the "FalconStor Agreement") pursuant to which FalconStor had the right to distribute the Company's product offerings in its indirect and OEM channels. As part of the Distribution and License Agreement, FalconStor paid the Company a non-refundable advance of $500,000 against future royalty payments of which, in accordance with accounting principles generally accepted in the United States of America, $350,000 has been accounted for as the purchase price of the Additional Warrant and this resulted in total proceeds allocated to the 2001 Financing of $7,115,000. The balance of deferred revenue related to this agreement at December 31, 2002 is $130,000. In May 2003, as part of the Company's sale of its CyberwallPlus technology to a foreign corporation, the Company assigned its rights under the FalconStor Agreement.

     The Company had committed significant product and development resources to its CyberwallPLUS family of products. The Company capitalizes and amortizes software development costs in accordance with Statement of Financial Accounting Standards No. 86. These costs consist of salaries, consulting fees and applicable overhead. The Company upon reviewing the valuation in accordance with Financial Accounting Standards no. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", has written-off the remaining unamortized value of the capitalized software of $401,000 during the year ended December 31, 2002.

CRITICAL ACCOUNTING POLICIES:

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

     Software development costs:

     Costs to maintain developed programs and development costs incurred to establish the technological feasibility of computer software are expensed as incurred. The Company capitalized costs incurred in producing computer software after technological feasibility of the software has been established through the date that the software is ready for general release to customers. Such costs are amortized based on current and estimated future revenue of each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. The Company estimates the economic life of its software to be three years. At each balance sheet date, the unamortized capitalized software costs of each product are compared with the estimated net realizable value of that product and any excess capitalized costs are written off.

     Impairment of long-lived assets:

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company records impairment losses on long-lived assets used in operations or expected to be disposed of when indicators of impairment exist and the cash flows expected to be derived from those assets are less than carrying amounts of those assets. During the year ended December 31, 2002, the Company recorded an impairment charge related to its network security software of approximately $401,000, which has been included in amortization of software development costs. Subsequently, in May 2003, the Company sold its network security software (see Note L[4]). The Company also reduced the carrying value of its fixed assets to their net realizable amount (see Note C).

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

     In May 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Recession of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds the requirement that all gains and losses from extinguishment of debt be classified as an extraordinary item. Additionally, SFAS No. 145 requires that certain lease modifications that have economic effects similar to sale-lease back transactions be accounted for in the same manner as sale-lease back transactions. This statement is effective for the Company beginning in 2003. Management has not yet determined what impact the adoption of SFAS No. 145 will have on the Company's financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Tax Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including "Certain Costs Incurred in a Restructuring"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002. Management is currently evaluating the provisions of SFAS No. 146 but expects that it will not have a material impact on the Company's results of operations and financial position upon adoption.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require expanded and more prominent disclosures in annual financial statements about the method of accounting for stock-based compensation and the pro forma effect on reported results of applying the fair value method for entities that use the intrinsic value method. The pro forma disclosures are also required to be displayed prominently in interim financial statements. The Company does not intend to change to the fair value method of accounting and has included the disclosure requirements of SFAS No. 148 in the accompanying financial statements.

     SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", which was issued in May 2003, will require redeemable preferred stock to be classified, in certain circumstances, as a liability, upon adoption by a public company at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 provides that mandatorily redeemable preferred stock should be classified as a liability if it embodies an unconditional obligation requiring the issuer to redeem the shares by transferring its assets at a specified or determinable date or upon an event certain to occur. Management believes that the provisions of SFAS No. 150 will not have a material impact on the Company's results of operations and financial position upon adoption.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 15, 2002, but has certain disclosure requirements effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not currently have any guarantees. The Company does not anticipate that the adoption of the disclosure requirements of FIN 45 will have a material effect on its financial position or results of operations.

     RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001.

     Revenues decreased by $454,000 or 43%, from $1,046,000 for the year ended December 31, 2001 ("2001") to $592,000 for the year ended December 31, 2002 ("2002"). License revenues decreased by $435,000 or 54%, from $809,000 for 2001 to $374,000 for 2002, primarily due to material reductions in sales and marketing expenditures as well as material reductions in personnel in sales, marketing and product development. Service revenues from maintenance and training decreased by $19,000 or 9% from $237,000 in 2001 to $218,000 in 2002 resulting from decreased sales of the Company's software products and expiration of licenses from sales generated in earlier periods. The Company's revenues from customers in the United States represented 71% of its revenues in 2002 and 79% of its revenues in 2001.

     Cost of revenues consists of amortization of software development costs, cost of licenses and cost of services. Cost of revenues increased $296,000 or 49%, from $607,000 for 2001 to $903,000 for 2002, representing 58% and 153% of revenues, respectively. The increase in cost of revenues was primarily due to increase of amortization of software development costs offset by reduction in cost of services. Amortization of software development costs increased by $364,000 or 97% from $377,000 for 2001 to $741,000 for 2002. The amortization of software development costs includes the write-off of the unamortized balance of capitalized software costs of $401,000 during 2002.

     Cost of licenses consists of software media (disks) documentation, product packaging, production costs and product royalties. Cost of licenses decreased $15,000 or 50%, from $30,000 for 2001 to $15,000 for 2002, representing 4% of license revenues for both years. The decrease in the cost of licenses resulted primarily from material reduction in sales of software to end users.

     Cost of services consists of salaries, benefits and overhead associated with the technical support of maintenance contracts. Cost of services decreased by $53,000 or 27%, from $200,000 for 2001 to $147,000 for 2002 primarily due to the reduction of service personnel.

     The gross profit decreased by $750,000 or 171%, from gross profit of $439,000 for 2001, representing 42% of revenues, to gross loss of $(311,000) for 2002. The decrease in gross profit was primarily due to a material decrease in sales of software products along with a material increase in cost of revenues as described above.

     Product development costs consists of salaries, benefits, bonuses, travel and related costs of the Company's product development personnel, including consulting fees, the costs of computer equipment used in product and technology development. Product development expenses decreased by $610,000 or 28%, from $2,209,000 for 2001 to $1,599,000 for 2002, representing 211% and 270% of revenues, respectively. The decrease in product development costs was due primarily to reduction of product development efforts, including layoffs and office closings and decreased use of outside consultants. During 2001 and 2002, the Company capitalized $313,000 and $180,000, respectively, of additional software development costs associated with the development and enhancement of its CYBERWALLPLUS family of products.

     Sales and marketing expenses consist primarily of salaries, including commissions, benefits, bonuses, travel, advertising, public relations, consultants and trade shows. Sales and marketing expenses decreased by $820,000 or 31%, from $2,651,000 for 2001 to $1,831,000 for 2002, representing 253% and
309% of revenues, respectively. The decrease in sales and marketing expenses was due primarily to a decrease of $608,000 in personnel and commission costs related to the substantial head count reduction in 2002 and a $1,831,000 reduction in advertising and trade shows of $238,000.

     General and administrative expenses include employee costs, including salary, benefits, travel and other related expenses associated with management, finance and accounting operations, and legal and other professional services provided to the Company. General and administrative expenses decreased by $39,000 or 2%, from $2,268,000 for 2001 to $2,229,000 for 2002, representing
217% and 376% of revenues for 2001 and 2002, respectively. The decrease in general and administrative expenses in dollar amount was due primarily to an increase of $261,000 in professional fees including accounting, legal and business consulting which was partially offset by a decrease in personnel costs. The increase in general and administrative expense as a percent of revenue was due primarily to the material reduction in Company revenues for 2002.

     Interest income decreased by $74,000 or 53% from $139,000 in 2001 to $65,000 in 2002 primarily due to the increased funds used for operations and decreased funds invested in short term instruments.

     The discontinued operations were sold on February 9, 2000 to Exodus Communications. The gain from discontinued operations in 2001 of $714,000 was attributed to the contingent payouts received offset by related contingent expenses pertaining to the sale paid in 2001.

     No provision for or benefit from federal, state or foreign income taxes was recorded for 2001 or 2002 since the Company incurred net operating losses for each year and fully reserved its deferred tax assets as their future realization could not be determined.

     As a result of the foregoing, the net loss decreased by $2,130,000 or 27%, from $8,035,000 for 2001 to $5,905,000 for 2002. The net loss for 2001 includes a $2,163,000 charge for the beneficial conversion feature of the Company's Series E Preferred Stock.

     LIQUIDITY AND CAPITAL RESOURCES

     As a result of discontinuing its product offerings in December 2002, the Company has no revenue from operations. At December 31, 2002, the Company had $2,029,000 of cash and cash equivalents and working capital of $1,110,000. The Company has financed its operations primarily through sales of equity and debt securities, and the sale of its professional services group. Net cash used in operating activities was $4,947,000 during 2001 and $4,927,000 during 2002. Net cash used in operating activities for 2002 was primarily attributable to the net loss of $5,905,000, partially offset by the non-cash expense of $55,000 attributable to the issuance of options, depreciation and amortization expense of $1,154,000 (which includes $661,000 for the write-off of capitalized software costs and equipment and fixtures) offset in part by an increase in accounts payable, accrued expenses and other current liabilities of $277,000. In May 2003, the Company received $415,000 from the sale of its CyberwallPlus technology and related intellectual property.

     The Company's operating activities during 2002 were financed primarily with the funds raised in the 2001 Financing of $6,765,000. The Company does not currently have a line of credit from a commercial bank or other institution.

     The Company anticipates, based on currently proposed plans and assumptions, that its cash balance of approximately $1,500,000 as of July 31, 2003 will be sufficient to satisfy the Company's limited operations and capital requirements until at least September 2004. There can be no assurance, however, that such funds will not be expended prior thereto. In the event the Company's plans change, or its assumptions change, or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), the Company may have insufficient funds to support its operations prior to September 2004. In the third and fourth quarters of 2002, the Company instituted certain measures to reduce its overhead including decreasing its headcount from 39 employees to its current level of two employees and one consultant and the closing of its China development office and its Taiwan sales office. In December 2002 the Company discontinued its product offering in order to preserve cash as the Company continues to seek a merger transaction. In May 2003, the Company completed the sale of its CyberwallPlus technology and related intellectual property for an aggregate consideration of $415,000. The Company is actively engaged in seeking merger candidates. There is, however, no assurance that the Company will consummate a merger transaction, or that any such merger will be successful. The inability of the Company to consummate a merger transaction would have a material adverse effect on the Company. In addition, a merger transaction is likely to involve substantial dilution to the interests of the Company's existing stockholders.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements required hereby are located on pages F-1 through F-22 which follow Part III.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      NAME                       AGE                   POSITION
      ----                       ---                   --------

Edward James                      55        Interim Chief Executive Officer,
                                            Chief Financial Officer and
                                            Director

Corey M. Horowitz                 48        Chairman of the Board of Directors
                                            and Secretary

Harry B. Schessel                 39        Director

     EDWARD JAMES, age 55, has served as Interim Chief Executive Officer and Chief Financial Officer of the Company since January 2003. In December 2002, Mr. James became a director of the Company. During the period February 2002 until January 2003, Mr. James was a financial consultant to the Company. Since 1993, he has been an independent financial consultant for various companies, venture capital firms and investors. Mr. James serves as interim Chief Executive Officer and Chief Financial Officer of the Company on a part-time basis as he continues to serve as a financial consultant to other companies and individuals.

     COREY M. HOROWITZ, AGE 48, became Chairman of the Board of Directors of the Company in January 1996 and has been a member of the Board of Directors since April 1994. In January 2003, Mr. Horowitz also became Secretary of the Company. Mr. Horowitz is a private investor and President and sole shareholder of CMH Capital Management Corp., a New York investment advisory and merchant banking firm, which he founded in September 1991. From January 1986 to February 1991, Mr. Horowitz was a general partner in charge of mergers and acquisitions at Plaza Securities Co., a New York investment partnership.

     HARRY B. SCHESSEL, age 38, has been a director of the Company since July 2001. Since July 2002, Mr. Schessel has been a real estate developer. From July 2001 until July 2002, Mr. Schessel was employed at Kroll, Inc. ("Kroll") as the Global Practice Leader for the Information Security Group. From June 2000 to July 2001, Mr. Schessel advised security companies, including Kroll, in the areas of strategy, operations, marketing and business development and also as a consultant to investment banking firms and venture capital firms for purposes of evaluating investments in the information security industry. From March 2000 until June 2000, Mr. Schessel was Vice President of Cybersafe, Inc., a security software company. In June 1997, Mr. Schessel co-founded Centrax, Inc., a company engaged in the development and marketing of intrusion detection software, and was employed from June 1997 until its sale in March 1999 in various capacities, including Chief Operating Officer and Executive Vice President.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

     In August 1998, the Board of Directors established an Audit Committee and a Compensation Committee. During 2002 the Audit Committee consisted of Harry Schessel and Emanuel Pearlman, until Mr. Pearlman's resignation as a Director in December 2002. Harry Schessel is currently the sole member of the Audit Committee. The Audit Committee meets with the Company's independent auditors at least annually to review the scope and results of the annual audit; reviews with the Company's independent auditors the Company's quarterly reports on Form 10-QSB prior to filing, recommends to the Board the independent auditors to be retained; and receives and considers the auditors' comments as to internal controls, accounting staff and management performance and procedures in connection with audit and financial controls. The Audit Committee has adopted a written Audit Committee Charter. Emanuel Pearlman and Jonathan Mark served as members of the Compensation Committee during 2002 until their resignations as directors in December 2002. The Compensation Committee is also currently composed of Harry Schessel. The Compensation Committee is responsible for determining compensation for the executive officers of the Company, including bonuses and benefits, and administration of the Company's compensation programs, including the Company's Stock Option Plan.

     The Board of Directors does not have a nominating committee. The selection of nominees for the Board of Directors is made by the entire Board of Directors. The Board of Directors may from time to time establish other committees to facilitate the management of the Company.

     During the past fiscal year, the Company's Board of Directors held 12 meetings. The Board of Directors' Compensation Committee met 6 times during the past fiscal year. The Audit Committee met 5 times during the past fiscal year. No incumbent director failed to participate in at least 75% of all meetings of the Board of Directors and the committees on which he served during the past fiscal year.

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

DIRECTOR COMPENSATION

     The Company has compensated each director, who is not also an employee of the Company, by granting to each outside director (upon joining the Board) stock options to purchase 20,000 shares of Common Stock, at an exercise price equal to the closing price of the Common Stock on the date of grant, with the options vesting over a one year period in equal quarterly amounts. In addition, each non-employee director receives an option grant to purchase 5,000 shares of Common Stock for each year of service (after the first year) as a member of the Board of Directors. Such options vest over a one year period in equal quarterly amounts. In addition to the aforementioned option grants, directors may be granted additional options in the discretion of the Board of Directors and the Compensation Committee. In this regard, in January 2003 Harry Schessel and Edward James each received options to purchase 55,000 and 30,000 shares of Common Stock, respectively, at an exercise price of $.14 per share.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's executive officers, directors, and persons who own more than 10% of the Company's outstanding Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that its executive officers, directors, and greater than 10% stockholders complied during the year ended December 31, 2002 with the reporting requirements of Section 16(a) except that Bradford Winkler, former Vice President of Sales, inadvertently made a late Form 3 filing with the SEC on May 22, 2002 with respect to becoming an executive officer of the Company and receipt of an option to purchase 200,000 shares of Common Stock. Mr. Winkler's Form 3 filing was due on May 9, 2002.

ITEM 9A. CONTROLS AND PROCEDURES

     Based on their evaluation, as of a date within 90 days of the filing of this Form 10-KSB, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 10. EXECUTIVE COMPENSATION

     The following table summarizes compensation, for the fiscal years indicated, awarded to, earned by or paid to the Company's Chief Executive Officer ("CEO") and to each of its executive officers, (collectively, the "Named Executive Officers") who received annual salary and bonus in excess of $100,000 for the year ended December 31, 2002 for services rendered in all capacities to the Company.

     SUMMARY COMPENSATION TABLE
                                                             ANNUAL COMPENSATION                    LONG TERM COMPENSATION AWARDS
                                                             -------------------                    -----------------------------
                                                                                                     SHARES
                                   YEAR ENDED                                  OTHER ANNUAL        UNDERLYING     ALL OTHER ANNUAL
NAME AND PRINCIPAL POSITION        DECEMBER 31     SALARY ($)     BONUS ($)    COMPENSATION(1)     OPTIONS(#)      COMPENSATION(1)
---------------------------        -----------     ----------     ---------    ---------------     ----------      ---------------
Richard J. Kosinski                   2002         $162,161(2)        --             --             1,200,000            --
    President and Chief               2001             --             --             --                 --               --
    Executive Officer                 2000             --             --             --                 --               --

Murray P. Fish                        2002         $193,000(3)        --             --                 --               --
    President                         2001         $169,356        $62,613           --               156,254            --
    Chief Financial Officer           2000         $138,461        $17,713           --                30,000            --
    and Secretary

Joseph A. Donohue                     2002         $150,000(4)        --           $2885                --               --
    Vice President of                 2001         $150,000        $21,488           --                45,280            --
     Engineering                      2000         $138,462        $16,588           --                30,000            --

Alex Chen                             2002         $188,215(5)        --             --               150,000            --
Vice President and General            2001             --             --             --                 --               --
Manager Asia Pacific Operations       2000             --             --             --                 --               --

------------------------

(1) The Company has concluded that the aggregate amount of perquisites and other personal benefits paid to each of the Named Executive Officers did not exceed the lesser of ten percent (10%) of such individual's annual salary and bonus for each fiscal year indicated or $50,000.

(2) In March 2002, Mr. Kosinski became Chief Executive Officer and President at an annual salary of $200,000. Mr. Kosinski's employment was terminated by the Company in January 2003.

(3) In June 2001, Mr. Fish assumed the office of President on an interim basis and also continued to serve as Chief Financial Officer and Secretary. In March 2002, the Company hired Richard J. Kosinski as President and Chief Executive Officer and Mr. Fish continued to serve as Chief Financial Officer and Secretary. Mr. Fish's employment as Chief Financial Officer was terminated by the Company in January 2003.

(4)  Mr. Donohue was no longer employed by the Company as of December 31, 2002.

(5) Mr. Chen was hired by the Company in January 2002. Mr. Chen was no longer employed by the Company as of September 2002.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

     On June 29, 2001, the Company entered into an employment agreement with Murray P. Fish pursuant to which Mr. Fish agreed to serve as the Company's President (on an interim basis) and Chief Financial Officer for a two year term at an annual salary of $185,000 per annum, and was also eligible to receive a cash bonus of up to $50,000 per annum. In the event Mr. Fish's employment agreement was terminated "other than for cause" (as defined in the employment agreement), he would be entitled to, among other things, a severance equal to the lesser of (i) twelve (12) months base salary or (ii) the remaining base salary for the balance of the term of the agreement. Mr. Fish agreed not to disclose any confidential information of the Company during the term of his employment or at any time thereafter and not to compete with the Company during the term of his agreement and for a period of two years thereafter, in the event of termination for cause. In January 2003, Mr. Fish commenced litigation against the Company seeking $200,000 in severance, bonus and other benefits allegedly due him under his employment agreement (See Item 3
- "Legal Proceedings"). Upon notice of the litigation, the Company terminated Mr. Fish's employment for "cause" in accordance with the terms of his employment agreement.

     On March 4, 2002, the Company entered into an employment agreement with Richard J. Kosinski pursuant to which Mr. Kosinski agreed to serve as the Company's President and Chief Executive Officer for a two (2) year term at an annual base salary of $200,000 per annum. Mr. Kosinski was also eligible to receive bonus compensation of up to $150,000 per year upon the Company achieving certain objectives. In addition, Mr. Kosinski was issued options to purchase 1,200,000 shares of the Company's Common Stock, at an exercise price of $1.65 per share, which vested as follows: 25% of the shares (300,000 shares) on March 11, 2003, and 6.25% (75,000 shares) at the end of each three month period for the subsequent three years. In the event Mr. Kosinski's employment was terminated by the Company "other than for cause" (as such term is defined in the Employment Agreement) or by Mr. Kosinski for "Good Reason" (as such term is defined in the Employment Agreement), Mr. Kosinski shall be entitled to (i) a severance of nine (9) months base salary and (ii) the vesting all options that would have vested within twelve (12) months of termination. Mr. Kosinski agreed not to disclose any confidential information of the Company during the term of his employment or at any time thereafter or to compete with the Company during the term of his agreement and for a period of two years thereafter in the event of "Termination for Cause" or without "Good Reason." In January 2003, Mr. Kosinski commenced litigation against the Company seeking $200,000 in severance, bonus and other benefits allegedly due him. Upon receipt of notice of the litigation, the Company terminated Mr. Kosinski's employment for "cause" in accordance with the terms of his employment agreement. In June 2003, following the Company's termination of Mr. Kosinski's employment in January 2003, the Company and Mr. Kosinski entered into a settlement agreement to resolve litigation commenced by Mr. Kosinski relating to a dispute under his employment agreement. (See Item 3 - "Legal Proceedings").

     On April 29, 2002, the Company entered into an offer letter with Bradford Winkler, pursuant to which Mr. Winkler agreed to serve as the Company's Vice President of Sales on an at-will basis at an annual base salary of $150,000 per annum. Mr. Winkler was also eligible to receive quarterly incentive compensation of up to $12,500 per quarter upon the Company achieving certain objectives. In addition, Mr. Winkler was issued options to purchase 200,000 shares of the Company's Common Stock, at an exercise price of $1.14 per share, which vested as follows: 25% of the shares (50,000 shares) on April 29, 2003, and 6.25% (12,500 shares) at the end of each three month period for the subsequent three years. In November 2002, Mr. Winkler's employment was terminated by the Company and he received a severance of six months base salary in accordance with the terms of his offer letter.

OPTION GRANTS IN 2002

     The following stock options were granted to each of the Named Executive Officers during the year ended December 31, 2002:

                       NUMBER OF
                         SHARES           % OF TOTAL        EXERCISE
                       UNDERLYING     OPTIONS GRANTED TO   PRICE PER  EXPIRATION
                    OPTIONS GRANTED  EMPLOYEES IN 2002(1)   SHARE(2)     DATE
                    ---------------  --------------------   --------     ----

Richard J. Kosinski    957,600(3)             69%             $1.65     3/11/12
                       242,400(3)

Murray P. Fish            -0-                 --                --         --

Joseph Donohoe            -0-                 --                --         --

Alex Chen              150,000(4)              9%             $1.84      1/7/12

---------------------------
(1) The number of options granted to employees during the year ended December 31, 2002 used to compute this percentage is based on 792,400 incentive stock options and 957,600 non-qualified stock options.

(2) All options were granted at an exercise price equal to the fair market value of the Company's Common Stock at the date of grant, as determined by the Board of Directors.

(3) In June 2003, Mr. Kosinski agreed to forfeit all of these options in accordance with a settlement agreement reached with the Company (See Item 3 "Legal Proceedings").

(4)  In October 2002, the options granted to Mr. Chen expired unexercised.

     FISCAL YEAR-END OPTION VALUES

     No options were exercised by any of the Named Executive Officers during the year ended December 31, 2002. The following table sets forth information relating to the fiscal year-end value of unexercised options held by Named Executive Officers on an aggregated basis:

                            Number of Securities Underlying         Value of Unexercised
                                  Unexercised Options               In-the-Money Options
                                     at 12/31/2002                at Fiscal Year-End ($)(1)

            Name            Exercisable      Unexercisable      Exercisable    Unexercisable
            ----            -----------      -------------      -----------    -------------
     Richard J. Kosinski         -0-          1,200,000(2)          $-0-            $-0-

     Murray P. Fish(3)        220,815            60,454             $-0-            $-0-

     Joseph Donohue(4)        114,519            51,880             $-0-            $-0-

     Alex Chen                   -0-               -0-              $-0-            $-0-

------------------------
(1) Options are "in-the-money" if the market price of the Common Stock on December 31, 2002 ($.14) exceeds the exercise price of such options. The value of such options is calculated by determining the difference between the aggregate market price of the Common Stock underlying the options on December 31, 2002 and the aggregate exercise price of such options.

(2) Pursuant to a settlement agreement reached in June 2003, Mr. Kosinski agreed to forfeit these options (See Item 3 - "Legal Proceedings").

(3) All of the options held by Mr. Fish expired unexercised in February 2003 following the termination of Mr. Fish's employment except for non-qualified stock options to purchase 100,000 shares of Common Stock.

(4) All of these options held by Mr. Donohue expired unexercised in January 2003 following the termination of Mr. Donohue's employment.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of the Company's shares of Common Stock and Preferred Stock (the "Voting Stock") as of August 31, 2003 (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Voting Stock,
(ii) each director and nominee, (iii) each of the executive officers of the Company, and (iv) all executive officers and directors of the Company as a group.


         NAME AND ADDRESS(1) OF       NUMBER OF SHARES     PERCENTAGE OF SHARES
            BENEFICIAL OWNER         BENEFICIALLY OWNED    BENEFICIALLY OWNED(2)
            ----------------         ------------------    ---------------------

     Barry Rubenstein(3)                  5,523,257                35%
     FalconStor Software, Inc.(4)         4,839,740                29.6%
     Irwin Lieber (5)                     2,882,382                19.8%
     Barry Fingerhut (6)                  2,792,978                19.3%
     Corey M. Horowitz(7)                 1,839,749                12.4%
        CMH Capital Management Corp.
     Wheatley Partners II, L.P. (8)       1,572,015                11.3%
     Woodland Venture Fund(9)             1,305,072                 9.1%
     Seneca Ventures(10)                    946,347                 6.7%
     Edward James(11)                        12,500                  *
     Harry B. Schessel(12)                   33,750                  *
     All officers and directors
      as a group                          1,885,999                12.7%
     (3 Persons)
     ------------------------
     * Less than 1%.

(1) Except as otherwise indicated, the address for each beneficial owner is c/o Network-1 Security Solutions, Inc., 445 Park Avenue, Suite 1028, New York, New York 10022

(2) Unless otherwise indicated, the Company believes that all persons named in the above table have sole voting and investment power with respect to all shares of Voting Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities held by such person (but not those held by any other person except for outstanding shares of Preferred Stock) and which are exercisable or convertible within 60 days have been exercised and converted. Assumes a base of 13,672,952 shares of Voting Stock including (i) 8,314,458 shares of outstanding Common Stock (ii) 4,967,016 shares of Common Stock issuable upon conversion of 2,495,300 outstanding shares of Series E Preferred Stock and (iii) 391,478 shares of Common Stock issuable upon conversion of 231,054 shares of outstanding Series D Preferred Stock.

(3) Includes (i) 1,194,659 shares of Common Stock, 188,678 shares of Common Stock issuable upon conversion of Series E Preferred Stock and 188,678 shares of Common Stock subject to currently exercisable warrants held by Wheatley Partners II,L.P., (ii) 173,584 shares of Common Stock issuable upon conversion of Series E Preferred Stock and 173,584 shares of Common Stock subject to currently exercisable warrants held by Wheatley Partners, L.P., (iii) 15,094 shares of Common Stock issuable upon conversion of Series E Preferred Stock and 15,094 shares of Common Stock subject to currently exercisable warrants held by Wheatley Foreign Partners, L.P.,
     (iv) 31,040 shares of Common Stock held by Mr. Rubenstein, (v) 47,500 shares of common stock subject to currently exercisable stock options held by Mr. Rubenstein, (vi) 151,628 and 133,780 shares of Common Stock held by Woodland Venture Fund and Seneca Ventures, respectively, (vii) 424,528, 330,188, 235,848, 188,678 and 94,338 shares of Common Stock issuable upon conversion of Series E Preferred Stock held by Woodland Venture Fund, Seneca Ventures, Brookwood Partners, L.P., Woodland Partners and Barry Rubenstein, respectively, (viii) 611,366, 423,605, 282,095, 235,848,
     145,335 and 1,333 shares of common stock subject to currently exercisable warrants held by Woodland Venture Fund, Seneca Ventures, Woodland Partners, Brookwood Partners, L.P., Barry Rubenstein and Marilyn Rubenstein, respectively and (ix) 117,550, 58,774, 58,774, 839 and 839 shares of Common Stock issuable upon conversion of Series D Preferred Stock held by Woodland Venture Fund, Seneca Ventures, Woodland Partners, Barry Rubenstein and Marilyn Rubenstein, respectively. Does not include options to purchase 11,875 shares of Common Stock held by Mr. Rubenstein which are not currently exercisable. Barry Rubenstein is a general partner of Wheatley Partners II, L.P. and a member of the general partner of each of Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P. Barry Rubenstein and Woodland Services Corp. are the general partners of Woodland Venture Fund and Seneca Ventures. Barry Rubenstein is the President and sole director of Woodland Services Corp. Marilyn Rubenstein is the wife of Barry Rubenstein. Mr. Rubenstein disclaims beneficial ownership of the shares of Common Stock held by Wheatley Partners II, L.P., Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P., except to the extent of his equity interest therein. The address of Barry Rubenstein is 68 Wheatley Road, Brookville, New York 11545. The address of Wheatley Partners II, L.P. and Wheatley Partners, L.P. is 60 Cuttermill Road, Great Neck, New York 11021. The address of Wheatley Foreign Partners, L.P. is c/o Fiduciary Trust, One Capital Place, Snedden Road, P.O. Box 162, Grand Cayman, British West Indies. The address for Woodland Venture Fund, Seneca Ventures, Brookwood Partners, L.P. and Woodland Partners is c/o Barry Rubenstein, 68 Wheatley Road, Brookville, New York 11545.

(4) Includes (i) 2,169,870 shares of Common Stock issuable upon conversion of Series E Preferred Stock and (ii) 2,669,870 shares of Common Stock subject to currently exercisable warrants. FalconStor Software, Inc. has agreed to vote all of its Preferred Stock (and any subsequent common stock owned by it) in the same manner as voted by the holders of a majority of the Series E Preferred Stock so long as the holders of the outstanding shares of Series E Preferred Stock own at least 10% of the voting stock of the Company. The address of FalconStor Software, Inc. is 125 Baylis Road, Melville, New York 11747.

(5) Includes (i) 1,194,659 shares of Common Stock, 188,678 shares of Common Stock issuable upon conversion of Series E Preferred Stock and 188,678 shares of Common Stock subject to currently exercisable warrants held by Wheatley Partners II,L.P., (ii) 173,584 shares of Common Stock issuable upon conversion of Series E Preferred Stock and 173,584 shares of Common Stock subject to currently exercisable warrants held by Wheatley Partners, L.P., (iii) 15,094 shares of Common Stock issuable upon conversion of Series E Preferred Stock and 15,094 shares of Common Stock subject to currently exercisable warrants held by Wheatley Foreign Partners, L.P.,
     (iv) 23,280 shares of Common Stock owned by Mr. Lieber, (v) 47,500 shares of Common Stock subject to currently exercisable stock options owned by Mr. Lieber, (vi) 330,188 shares of Common Stock issuable upon conversion of Series E Preferred Stock owned by Mr. Lieber, (vii) 58,774 shares of Common Stock issuable upon conversion of Series D Preferred Stock owned by Mr. Lieber, and (viii) 473,269 shares of Common Stock subject to currently exercisable warrants owned by Mr. Lieber. Does not include options to purchase 11,875 shares of Common Stock owned by Mr. Lieber which are not currently exercisable. Mr. Lieber disclaims beneficial ownership of the shares of Common Stock held by Wheatley Partners II, L.P., Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P., except to the extent of his equity interest therein. The address of Irwin Lieber is c/o Wheatley Partners, II, L.P., 80 Cuttermill Road, Great Neck, New York 11021.

(6) Includes (i) 1,194,659 shares of Common Stock, 188,678 shares of Common Stock issuable upon conversion of Series E Preferred Stock and 188,678 shares of Common Stock subject to currently exercisable warrants held by Wheatley Partners II, L.P., (ii) 173,584 shares of Common Stock issuable upon conversion of Series E Preferred Stock and 173,584 shares of Common Stock subject to currently exercisable warrants held by Wheatley Partners, L.P., (iii) 15,094 shares of Common Stock issuable upon conversion of Series E Preferred Stock and 15,094 shares of Common Stock subject to currently exercisable warrants held by Wheatley Foreign Partners, L.P.,
     (iv) 31,040 shares of Common Stock owner by Mr. Fingerhut, (v) 330,188 shares of Common Stock issuable upon conversion of Series E Preferred Stock owned by Mr. Fingerhut, (vi) 58,774 shares of Common Stock issuable upon conversion of Series D Preferred Stock owned by Mr. Fingerhut, and (vii) 423,605 shares of Common Stock subject to currently exercisable warrants owned by Mr. Fingerhut. Mr. Fingerhut disclaims beneficial ownership of the shares of Common Stock held by Wheatley Partners II, L.P., Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P., except to the extent of his equity interest therein. The address of Barry Fingerhut is c/o Wheatly Partner, II, L.P., 80 Cuttermill Road, Great Neck, New York 11021.

(7) Includes (i) 486,303 shares of Common Stock held by Mr. Horowitz, (ii) 42,500 shares of Common Stock subject to currently exercisable stock options held by Mr. Horowitz, (iii) 155,463 shares of Common Stock held by CMH Capital Management Corp. ("CMH"), (iv) 924,936 shares of Common Stock subject to currently exercisable warrants held by CMH, (v) 85,220 shares of Common Stock subject to currently exercisable warrants held by Mr. Horowitz, (vi) 70,754 shares of Common Stock issuable upon conversion of Series E Preferred Stock, 70,754 shares of Common Stock subject to currently exercisable warrants and 1,528 shares of Common Stock, all owned by Donna Slavitt, the wife of Mr. Horowitz and (vii) 2,291 shares of Common Stock held by Horowitz Partners, a general partnership of which Mr. Horowitz is a partner. Does not include warrants and options to purchase 510,625 shares of Common Stock which are not currently exercisable. The address of CMH Capital Management Corp. is 445 Park Avenue, New York, New York 10022.

(8) Includes (i) 1,194,659 shares of Common Stock, (ii) 188,678 shares of Common Stock issuable upon conversion of Series E Preferred Stock and (iii) 188,678 shares of Common Stock subject to currently exercisable warrants. Does not include (i) 316,448, 23,280, 31,040, 4,656 and 3,104 shares of
     Common Stock beneficially owned by Barry Rubenstein, Irwin Lieber, Barry Fingerhut, Seth Lieber and Jonathan Lieber, respectively, each of whom is a general partner of Wheatley Partners II, L.P. and (ii) an aggregate of 7,140,407 shares of Common Stock subject to currently exercisable warrants, options, Series D Preferred Stock and Series E Preferred Stock beneficially owned by Barry Rubenstein (3,634,794 shares), Irwin Lieber (1,287,087 shares), Barry Fingerhut (1,189,923 shares), Jonathan Lieber (604,079 shares) and Seth Lieber (424,524 shares). Each of Messrs. Rubenstein, I. Lieber, Fingerhut, J. Lieber and S. Lieber disclaims beneficial ownership of the securities held by Wheatley Partners II, L.P., except to the extent of their equity interest therein.

     Jonathan Lieber and Seth Lieber each beneficially owns less than 1% of the outstanding Voting Stock of the Company exclusive of shares beneficially owned by Wheatley Partners II, L.P., Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P. and as such have not been included in the beneficial ownership table. Wheatley Partners II, L.P.'s business address is 80 Cuttermill Road, Great Neck, New York 11021.

(9) Includes (i) 151,628 shares of Common Stock, (ii) 424,528 shares of Common Stock issuable upon conversion of Series E Preferred Stock, (iii) 611,366 shares of Common Stock subject to currently exercisable warrants and (iv) 117,550 shares of Common Stock issuable upon conversion of Series D Preferred Stock. Woodland Venture Fund's business address is 68 Wheatley Road, Brookville, New York 11546.

(10) Includes (i) 133,780 shares of Common Stock, (ii) 330,188 shares of Common Stock issuable upon conversion of Series E Preferred Stock, (iii) 423,605 shares of Common Stock subject to currently exercisable warrants, and (iv) 58,774 shares of Common Stock issuable upon conversion of Series D Preferred Stock. Seneca Venture's business address is 68 Wheatley Road, Brookville, New York 11546.

(11) Includes 12,500 shares of Common Stock subject to currently exercisable stock options issued to Mr. James pursuant to the Stock Option Plan. Does not include 37,500 shares of Common Stock subject to stock options which are not currently exercisable.

(12) Includes 33,750 shares of Common Stock subject to currently exercisable stock options issued to Mr. Schessel pursuant to the Stock Option Plan. Does not include 41,250 shares of Common Stock subject to stock options which are not currently exercisable.

     The Equity Compensation Plan information presented in Item 5 of this Annual Report is incorporated herein in its entirety.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since June 2001 the Company has paid CMH Capital Management Corp ("CMH") a monthly fee of $17,500 and issued to CMH warrants to purchase an aggregate of 1,300,000 shares of Common Stock (at exercise prices ranging from $.70 per share to $1.48 per share) in consideration for financial advisory and consulting services rendered. CMH continues to render financial advisory and consulting services to the Company on a month-to-month basis and receive the aforementioned cash compensation. Corey M. Horowitz, Chairman of the Board of Directors and a principal stockholder of the Company, is the sole officer, director and stockholder of CMH. In addition, in connection with such financial advisory and consulting services, CMH was reimbursed for expenses during 2001 and 2002 in the amount of $44,000 and $51,000, respectively, including the allocable portion of rent for office space in New York City.

     In February 2003, the Company closed its principal offices in Waltham, Massachusetts and moved its principal offices to space in New York City occupied by CMH. Network-1 pays CMH rent on a month to month basis of $2,700 per month for its New York City office.

     During 2002, Edward James was paid consulting fees of $68,164 by the Company. In December 2002 Mr. James became a Director of the Company and was elected interim Chief Executive Officer and Chief Financial Officer in January 2003. Since January 2003 Mr. James has been paid $12,500 per month for his services as interim Chief Executive Officer and Chief Financial Officer.

     On October 2, 2001, the Company completed a private offering of $6,765,000 of preferred stock and warrants to a group of investors (the "October 2001 Offering"). The October 2001 Offering included the issuance of 3,191,037 shares of our Series E Preferred Stock at $2.12 per share and warrants to purchase 6,882,074 shares of the Company's common stock at an exercise price of $1.27 per share, subject to certain adjustments. Such warrants expire on October 2, 2003. Each share of Series E Preferred Stock is convertible into two shares of common stock, subject to certain adjustments. Investors in the October 2001 Offering included FalconStor Software Inc. ($2,300,000), Barry Rubenstein and affiliated entities, ($1,400,000), Wheatley Partners II, L.P. and related entities ($400,000), Irwin Lieber ($350,000) and Barry Fingerhut ($350,000), all
principal stockholders of the Company, and Donna Slavitt ($75,000), the wife of Corey M. Horowitz, Chairman of the Board of Directors of the Company and a principal stockholder of the Company.

     On October 2, 2001, simultaneously with the closing of the October 2001 Offering, the Company entered into a ten (10) year Distribution and License Agreement with FalconStor Software, Inc. ("FalconStor"), pursuant to which FalconStor has the right to distribute the Company's product offerings in its indirect and OEM channels. As part of the Distribution and License Agreement, FalconStor paid the Company a non-refundable advance of $500,000 against future royalty payments. On May 30, 2003, as part of the Company's sale of its CyberwallPlus technology and related intellectual property to an unaffiliated third party, the Company assigned its rights under the agreement with FalconStor to the unaffiliated third party.

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

     10.6 Employment Agreement, dated March 4, 2002, between the Company and Richard J. Kosinski. Previously filed as Exhibit 10.6 to the Company's current report on Form 8-K filed March 25, 2002 and incorporated herein by reference.

     10.7** License and Distribution Agreement between the Company and FalconStor Software, Inc. Previously filed as Exhibit 10.21 to October 2001 Form 8-K and incorporated herein by reference.

     10.8 Extension of Consulting Agreement, dated July 2, 2002, between the Company and CMH Capital Management Corp. previously filed as
               Exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2002 and incorporated herein by reference.

     10.9 Assignment Agreement, dated May 20, 2003, between the Company and Trend Micro Incorporated (including exhibits). Previously filed as Exhibit 10.8 to the Company's Current Report on Form 8-K filed June 2, 2003 and incorporated herein by reference.

     23.1*     Consent of Eisner LLP, independent certified public accountants.

     31.1* Controls and Procedure Certification of Chief Executive Officer and Chief Financial Officer dated as of September 24, 2003.

     32.1* Certification of Interim Chief Executive Officer and Chief Financial Officer dated September 24, 2003.

--------------------------------------------------------------------------------
     *  Filed herewith.

        ** Confidentiality treatment has been granted for certain provisions.

(b) Reports on Form 8-K

     On November 12, 2002, the Company filed a current report on Form 8-K with respect to issuing a press release announcing strategic alternatives with respect to its CyberwallPlus technology and its focus on a merger transaction.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Framingham, Commonwealth of Massachusetts, on the 24 day of September 2003.


     NETWORK-1 SECURITY SOLUTIONS, INC.

     By  /s/ Edward James
         --------------------------------------
             Edward James
             Interim Chief Executive Officer
             and Chief Financial Officer


     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the following persons in the capacities and on the dates indicated:


NAME                          TITLE                                                              DATE
----                          -----                                                              ----
/s/ Edward James              Interim Chief Executive Officer, Chief Financial Officer and       September 24, 2003
-------------------------     Director (principal executive officer, principal financial
Edward James                  officer and principal accounting officer.)

/s/ Corey M. Horowitz         Chairman of the Board of Directors                                 September 24, 2003
-------------------------
Corey M. Horowitz

NETWORK-1 SECURITY SOLUTIONS, INC.


CONTENTS

                                                                          PAGE
                                                                          ----

INDEX TO FINANCIAL STATEMENTS

   Independent auditors' report                                            F-2

   Balance sheets as of December 31, 2002 and 2001                         F-3

   Statements of operations for the years ended December 31,
     2002 and 2001                                                         F-4

   Statements of stockholders' equity for the years ended December 31,
     2002 and 2001                                                         F-5

   Statements of cash flows for the years ended December 31,
     2002 and 2001                                                         F-6

   Notes to financial statements                                           F-7

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Network-1 Security Solutions, Inc.
New York, New York


We have audited the accompanying balance sheets of Network-1 Security Solutions, Inc. (the "Company") as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Network-1 Security Solutions, Inc. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes A and L, the Company terminated substantially all of its operations during December 2002 and in May 2003 sold its intellectual property. Management plans are also described in Note A.





New York, New York
July 2, 2003

NETWORK-1 SECURITY SOLUTIONS, INC.

BALANCE SHEETS

                                                                                          DECEMBER 31,
                                                                                 ------------------------------
                                                                                     2002              2001
                                                                                 ------------      ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                     $  2,029,000      $  7,121,000
   Accounts receivable - net of allowance for doubtful accounts of $0 and
      $73,000, respectively                                                             6,000            62,000
   Prepaid expenses and other current assets                                           96,000           113,000
                                                                                 ------------      ------------

        Total current assets                                                        2,131,000         7,296,000

Equipment and fixtures - net                                                           22,000           319,000
Capitalized software costs - net                                                                        561,000
Security deposits                                                                       8,000             8,000
                                                                                 ------------      ------------

                                                                                 $  2,161,000      $  8,184,000
                                                                                 ============      ============

LIABILITIES
Current liabilities:
   Accounts payable                                                              $    193,000      $    405,000
   Accrued expenses and other current liabilities                                     610,000           675,000
   Deferred revenue                                                                   218,000           245,000
                                                                                 ------------      ------------

        Total current liabilities                                                   1,021,000         1,325,000
                                                                                 ------------      ------------

Liability to be settled with equity instrument                                         55,000
                                                                                 ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock - $.01 par value; 10,000,000 shares authorized;
   Series D - convertible, voting, authorized 1,250,000 shares; 231,054 shares issued and outstanding at December 31, 2002 and 2001, respectively, liquidation preference of $705,000 at December 31,
      2002 and 2001, respectively                                                       2,000             2,000
   Series E - convertible, authorized 3,500,000 shares; 2,483,508 and
      3,191,037 shares issued and outstanding at December 31, 2002 and 2001, respectively, liquidation preference of $5,265,000 and $6,765,000 at
      December 31, 2002 and 2001, respectively                                         25,000            32,000
Common stock - $.01 par value; authorized 50,000,000 shares;
   8,314,458 and 6,781,374 shares issued and outstanding at December 31,
   2002 and 2001, respectively                                                         83,000            68,000
Additional paid-in capital                                                         41,397,000        41,274,000
Accumulated deficit                                                               (40,422,000)      (34,517,000)
                                                                                 ------------      ------------

                                                                                    1,085,000         6,859,000

                                                                                 $  2,161,000      $  8,184,000
                                                                                 ============      ============

SEE NOTES TO FINANCIAL STATEMENTS                                            F-3

NETWORK-1 SECURITY SOLUTIONS, INC.

STATEMENTS OF OPERATIONS

                                                                                          YEAR ENDED
                                                                                          DECEMBER 31,
                                                                                  ----------------------------
                                                                                     2002             2001
                                                                                  -----------      -----------
Revenues:
   Licenses                                                                       $   374,000      $   809,000
   Services                                                                           218,000          237,000
                                                                                  -----------      -----------

      Total revenues                                                                  592,000        1,046,000
                                                                                  -----------      -----------

Cost of revenues:
   Amortization and impairment of software development costs                          741,000          377,000
   Cost of licenses                                                                    15,000           30,000
   Cost of services                                                                   147,000          200,000
                                                                                  -----------      -----------

      Total cost of revenues                                                          903,000          607,000
                                                                                  -----------      -----------

Gross (loss) profit                                                                  (311,000)         439,000
                                                                                  -----------      -----------

Operating expenses:
   Product development costs                                                        1,599,000        2,209,000
   Selling and marketing                                                            1,831,000        2,651,000
   General and administrative                                                       2,229,000        2,268,000
                                                                                  -----------      -----------

      Total operating expenses                                                      5,659,000        7,128,000
                                                                                  -----------      -----------

Loss from continuing operations before interest income (expense)                   (5,970,000)      (6,689,000)
Interest income                                                                        65,000          139,000
Interest expense                                                                                       (27,000)
Interest expense - related parties                                                                      (9,000)
                                                                                  -----------      -----------

Loss from continuing operations                                                    (5,905,000)      (6,586,000)

Gain on sale of discontinued operations, including $65,000 of interest income
   on contingency payments received in 2001                                                            714,000
                                                                                  -----------      -----------

NET LOSS                                                                           (5,905,000)      (5,872,000)
Imputed dividend on preferred stock                                                                 (2,163,000)
                                                                                  -----------      -----------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                                      $(5,905,000)     $(8,035,000)
                                                                                  ===========      ===========

PER COMMON SHARE - BASIC AND DILUTED:
   Loss from continuing operations                                                $     (0.78)     $     (1.35)
   Income from discontinued operations                                                                     .11
                                                                                  -----------      -----------

   Loss per share - basic and diluted                                             $     (0.78)     $     (1.24)
                                                                                  ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                7,584,911        6,471,056
                                                                                  ===========      ===========

SEE NOTES TO FINANCIAL STATEMENTS                                            F-4

NETWORK-1 SECURITY SOLUTIONS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                       SERIES D CONVERTIBLE           SERIES E CONVERTIBLE
                                                                          PREFERRED STOCK                PREFERRED STOCK
                                                                   ----------------------------    ---------------------------
                                                                      SHARES          AMOUNT          SHARES         AMOUNT
                                                                   ------------    ------------    ------------   ------------
BALANCE - JANUARY 1, 2001                                               115,220    $      1,000
Amortization of compensatory stock options and warrants
Charge for vesting of contingent options to former employees -
   discontinued operations
Conversion of Series D preferred stock                                   (8,197)
Conversion of notes and accrued interest into
   Series D preferred stock                                             124,031           1,000
Conversion of notes and accrued interest into common stock
Issuance of warrants and options for services
Issuance of Series E preferred stock and warrants                                                     3,191,037   $     32,000
Offering costs of Series E preferred stock and warrants offering
Beneficial conversion feature of Series E preferred stock
Net loss
                                                                   ------------    ------------    ------------   ------------

BALANCE - DECEMBER 31, 2001                                             231,054           2,000       3,191,037         32,000
Conversion of Series E preferred stock                                                                 (707,529)        (7,000)
Exercise of Series E warrants
Exercise of Series D warrants
Net loss
                                                                   ------------    ------------    ------------   ------------

BALANCE - DECEMBER 31, 2002                                             231,054    $      2,000       2,483,508   $     25,000
                                                                   ============    ============    ============   ============



                                                                                                                      UNEARNED
                                                                                                                     PORTION OF
                                                                             COMMON STOCK             ADDITIONAL    COMPENSATORY
                                                                     ----------------------------      PAID-IN      STOCK OPTIONS
                                                                        SHARES          AMOUNT         CAPITAL      AND WARRANTS
                                                                     ------------    ------------    ------------   ------------
BALANCE - JANUARY 1, 2001                                               6,448,363    $     65,000    $ 30,705,000   $   (107,000)
Amortization of compensatory stock options and warrants                                                                  107,000
Charge for vesting of contingent options to former employees -                                            230,000
   discontinued operations
Conversion of Series D preferred stock                                      8,197
Conversion of notes and accrued interest into
   Series D preferred stock                                                                               377,000
Conversion of notes and accrued interest into common stock                324,814           3,000         363,000
Issuance of warrants and options for services                                                             545,000
Issuance of Series E preferred stock and warrants                                                       7,083,000
Offering costs of Series E preferred stock and warrants offering                                         (192,000)
Beneficial conversion feature of Series E preferred stock                                               2,163,000
Net loss
                                                                     ------------    ------------    ------------   ------------

BALANCE - DECEMBER 31, 2001                                             6,781,374          68,000      41,274,000
Conversion of Series E preferred stock                                  1,415,058          14,000          (7,000)
Exercise of Series E warrants                                               9,432                          12,000
Exercise of Series D warrants                                             108,594           1,000         118,000
Net loss
                                                                     ------------    ------------    ------------   ------------

BALANCE - DECEMBER 31, 2002                                             8,314,458    $     83,000    $ 41,397,000   $          0
                                                                     ============    ============    ============   ============



                                                                        ACCUMULATED
                                                                          DEFICIT          TOTAL
                                                                        ------------    ------------
BALANCE - JANUARY 1, 2001                                               $(26,482,000)   $  4,182,000
Amortization of compensatory stock options and warrants                                      107,000
Charge for vesting of contingent options to former employees -                               230,000
   discontinued operations
Conversion of Series D preferred stock                                                             0
Conversion of notes and accrued interest into
   Series D preferred stock                                                                  378,000
Conversion of notes and accrued interest into common stock                                   366,000
Issuance of warrants and options for services                                                545,000
Issuance of Series E preferred stock and warrants                                          7,115,000
Offering costs of Series E preferred stock and warrants offering                            (192,000)
Beneficial conversion feature of Series E preferred stock                 (2,163,000)              0
Net loss                                                                  (5,872,000)     (5,872,000)
                                                                        ------------    ------------

BALANCE - DECEMBER 31, 2001                                              (34,517,000)      6,859,000
Conversion of Series E preferred stock                                                             0
Exercise of Series E warrants                                                                 12,000
Exercise of Series D warrants                                                                119,000
Net loss                                                                  (5,905,000)     (5,905,000)
                                                                        ------------    ------------

BALANCE - DECEMBER 31, 2002                                             $(40,422,000)   $  1,085,000
                                                                        ============    ============

SEE NOTES TO FINANCIAL STATEMENTS                                            F-5

NETWORK-1 SECURITY SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

                                                                                             YEAR ENDED
                                                                                             DECEMBER 31,
                                                                                     ----------------------------
                                                                                         2002             2001
                                                                                     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Loss from continuing operations                                                   $(5,905,000)     $(6,586,000)
   Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
        Interest expensed and converted to Series D convertible preferred stock                            34,000
        Issuance of options and warrants for services rendered                            55,000          545,000
        Provision for doubtful accounts                                                                    (7,000)
        Amortization of compensatory stock options                                                        107,000
        Depreciation, amortization and impairment charge                               1,154,000          525,000
        Changes in:
           Accounts receivable                                                            56,000          172,000
           Prepaid expenses and other current assets                                      17,000           40,000
           Accounts payable, accrued expenses and other current liabilities             (277,000)         160,000
           Interest payable                                                                                (1,000)
           Deferred revenue                                                              (27,000)          64,000
                                                                                     -----------      -----------

              Net cash used in operating activities                                   (4,927,000)      (4,947,000)
                                                                                     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of equipment and fixtures                                               (116,000)         (30,000)
   Capitalized software costs                                                           (180,000)        (313,000)
   Refund of security deposit                                                                              73,000
   Proceeds from sale of discontinued operations, net                                                   1,003,000
                                                                                     -----------      -----------

              Net cash (used in) provided by investing activities                       (296,000)         733,000
                                                                                     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of options and warrants                                        131,000
   Payments on note payable                                                                               (13,000)
   Proceeds from issuance of Series E convertible preferred stock and warrants                          7,115,000
   Offering costs                                                                                        (192,000)
                                                                                     -----------      -----------

              Net cash provided by financing activities                                  131,000        6,910,000
                                                                                     -----------      -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (5,092,000)       2,696,000
Cash and cash equivalents - beginning of year                                          7,121,000        4,425,000
                                                                                     -----------      -----------

CASH AND CASH EQUIVALENTS - END OF YEAR                                              $ 2,029,000      $ 7,121,000
                                                                                     ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                                                                             $     2,000
   Noncash transactions:
      Issuance of common stock in connection with conversion of notes payable
        and accrued interest                                                                          $   366,000
      Issuance of preferred stock in connection with conversion of notes payable
        and accrued interest                                                                          $   378,000

SEE NOTES TO FINANCIAL STATEMENTS                                            F-6

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE A - THE COMPANY

Network-1 Security Solutions, Inc. (the "Company") developed, marketed, licensed and supported its proprietary network security software products designed to provide comprehensive security to computer networks. The Company also provided maintenance and training services. The Company also provided consulting services in network security and network design through its Professional Services Group, which was sold in February 2000 and has been accounted for as a discontinued operation (see Note G).

In December 2002, the Company discontinued its software product line and associated operations, ceased its product development and substantially eliminated its sales and marketing efforts and during May 2003, sold substantially all of its intellectual property. Through a series of layoffs, the Company has reduced its workforce to a current level of two employees and a consultant. The Company has closed its various offices upon termination of leases during 2002 and 2003 (see Notes L[3] and L[4]). Management is focusing its efforts on seeking a merger candidate for the Company.


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

[4]   SOFTWARE DEVELOPMENT COSTS:

      Costs to maintain developed programs and development costs incurred to establish the technological feasibility of computer software are expensed as incurred. The Company capitalized costs incurred in producing computer software after technological feasibility of the software has been established through the date that the software is ready for general release to customers. Such costs are amortized based on current and estimated future revenue of each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. The Company estimates the economic life of its software to be three years. At each balance sheet date, the unamortized capitalized software costs of each product are compared with the estimated net realizable value of that product and any excess capitalized costs are written off.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[5]   IMPAIRMENT OF LONG-LIVED ASSETS:

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company records impairment losses on long-lived assets used in operations or expected to be disposed of when indicators of impairment exist and the cash flows expected to be derived from those assets are less than carrying amounts of those assets. During the year ended December 31, 2002, the Company recorded an impairment charge related to its network security software of approximately $401,000, which has been included in amortization of software development costs. Subsequently, in May 2003, the Company sold its network security software (see Note L[4]). The Company also reduced the carrying value of its fixed assets to their net realizable amount (see Note C).

[6]   INCOME TAXES:

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

[7]   LOSS PER SHARE:

      Basic loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the year. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. Potential common shares of 18,081,581 and 18,311,543 at December 2002 and 2001, respectively, are anti-dilutive, and are not included in the calculation of diluted loss per share. Such potential common shares reflect options, warrants, convertible preferred stock and convertible notes. For the year ended December 31, 2001, the loss per share is increased by the value of the beneficial conversion feature on the Series E preferred stock, which is accounted for as a preferred stock dividend (see Note F).

[8]   USE OF ESTIMATES:

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

[9]   FINANCIAL INSTRUMENTS:

      The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[10]  STOCK-BASED COMPENSATION:

      The Company accounts for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which was released in December 2002 as an amendment of SFAS No. 123. The following table illustrates the effect on net loss and loss per share if the fair value-based method had been applied to all awards:

                                                                          YEAR ENDED
                                                                         DECEMBER 31,
                                                                ----------------------------
                                                                    2002             2001
                                                                -----------      -----------
      Reported net loss attributable to common stockholders     $(5,905,000)     $(8,035,000)
      Stock-based employee compensation expense included
         in reported net loss                                                         26,000
      Stock-based employee compensation determined under
         the fair value-based method                               (298,000)      (1,001,000)
                                                                -----------      -----------

      Pro forma net loss                                        $(6,203,000)     $(9,010,000)
                                                                ===========      ===========

      Loss per common share (basic and diluted):
         As reported                                            $     (0.78)     $     (1.24)
                                                                ===========      ===========

         Pro forma                                              $     (0.82)     $     (1.39)
                                                                ===========      ===========

      The fair value of options on the date of grant is estimated using the Black-Scholes option pricing model utilizing the following weighted average assumptions:

                                                                          YEAR ENDED
                                                                         DECEMBER 31,
                                                                ----------------------------
                                                                    2002             2001
                                                                -----------      -----------

      Risk-free interest rates                                  2.63 - 6.44%        4.61%
      Expected option life in years                                 6.60            6.60
      Expected stock price volatility                             112.00%         113.00%
      Expected dividend yield                                       0.00%           0.00%

[11]  ADVERTISING COSTS:

      Advertising costs are expensed as incurred. Advertising expense was $93,000 and $164,000 for the years ended December 31, 2002 and 2001, respectively.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[12]  RECENTLY ISSUED ACCOUNTING STANDARDS:

      In May 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Recession of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds the requirement that all gains and losses from extinguishment of debt be classified as an extraordinary item. Additionally, SFAS No. 145 requires that certain lease modifications that have economic effects similar to sale-lease back transactions be accounted for in the same manner as sale-lease back transactions. This statement is effective for the Company beginning in 2003. Management has not yet determined what impact the adoption of SFAS No. 145 will have on the Company's financial statements.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Tax Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including "Certain Costs Incurred in a Restructuring"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002. Management is currently evaluating the provisions of SFAS No. 146 but expects that it will not have a material impact on the Company's results of operations and financial position upon adoption.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require expanded and more prominent disclosures in annual financial statements about the method of accounting for stock-based compensation and the pro forma effect on reported results of applying the fair value method for entities that use the intrinsic value method. The pro forma disclosures are also required to be displayed prominently in interim financial statements. The Company does not intend to change to the fair value method of accounting and has included the disclosure requirements of SFAS No. 148 in the accompanying financial statements.

      SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", which was issued in May 2003, will require redeemable preferred stock to be classified, in certain circumstances, as a liability, upon adoption by a public company at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 provides that mandatorily redeemable preferred stock should be classified as a liability if it embodies an unconditional obligation requiring the issuer to redeem the shares by transferring its assets at a specified or determinable date or upon an event certain to occur. Management believes that the provisions of SFAS No. 150 will not have a material impact on the Company's results of operations and financial position upon adoption.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 15, 2002, but has certain disclosure requirements effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not currently have any guarantees. The Company does not anticipate that the adoption of the disclosure requirements of FIN 45 will have a material effect on its financial position or results of operations.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[13]  RECLASSIFICATION:

      Certain prior year amounts have been reclassified to conform to the 2002 presentation.


NOTE C - EQUIPMENT AND FIXTURES

Equipment and fixtures are summarized as follows:

                                                          DECEMBER 31,
                                                    ------------------------
                                                       2002           2001
                                                    ---------      ---------
      Office and computer equipment                 $ 649,000      $ 565,000
      Furniture and fixtures                          146,000        114,000
                                                    ---------      ---------

                                                      795,000        679,000
      Less accumulated depreciation                  (773,000)      (360,000)
                                                    ---------      ---------

                                                    $  22,000      $ 319,000
                                                    =========      =========


Depreciation expense was $413,000 and $148,000 for the years ended December 31, 2002 and 2001, respectively. Included in depreciation expense for the year ended December 31, 2002 was a write-down of $260,000 to reduce the net book value of fixed assets to the price they were sold for in January 2003.

NOTE D - CAPITALIZED SOFTWARE COSTS

                                                          YEAR ENDED
                                                          DECEMBER 31,
                                                    ------------------------
                                                       2002           2001
                                                    ---------      ---------

       Balance, beginning of year (net of
          accumulated amortization)                 $ 561,000      $ 625,000
       Additions                                      180,000        313,000
       Amortization                                  (741,000)      (377,000)
                                                    ---------      ---------

       Balance, end of year (net of
          accumulated amortization)                 $       0      $ 561,000
                                                    =========      =========

During 2002, the Company wrote-off the remaining balance of $401,000 attributable to its capitalized software cost when it discontinued its software product offering and is included in the current year's amortization of $741,000 (see Note B[5]).

NOTE E - NOTES PAYABLE

In December 1999, the Company raised $3,000,000 through the issuance of convertible notes payable, Series D convertible preferred stock and warrants (see Note F[1]).

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE E - NOTES PAYABLE  (CONTINUED)

In December 1999, the Company issued $1,500,000 of convertible promissory notes (the "Notes") bearing interest at 8%, which matured in December 2001 ($525,000 of which was payable to related parties). The Notes were convertible into 491,803 shares of Series D preferred stock of the Company (570,492 shares if interest through the maturity of the Notes is considered) and an equal number of five-year warrants to purchase 491,803 shares of common stock (570,492 shares if interest through the maturity of the Notes is considered) at an exercise price of $3.05 per share, subject to certain adjustments. The conversion price of the Series D preferred stock ($1,500,000) and the exercise price of the warrants ($1,475,000) was less than the aggregate market price ($5,102,000) of the common stock obtainable upon conversion and exercise on the closing date of the private placement. Accordingly, upon approval of the conversion feature by a majority vote of the stockholders of the Company in April 2000, the Company incurred an interest charge of $1,500,000, representing the beneficial conversion feature of the preferred stock, limited to the $1,500,000 proceeds received on the issuance of the Notes.

During the year ended December 31, 2001, $339,000 of the Notes, including $300,000 payable to related parties and $39,000 of accrued interest payable on the Notes, including $36,000 payable to related parties were converted, at a conversion price of $3.05 per share, into 124,031 shares of Series D convertible preferred stock and an equal number of five-year warrants. An additional $30,000 of the Notes and $3,000 of accrued interest payable on the Notes were converted, at a conversion price of $3.05 per share, into 10,897 shares of common stock and an equal number of warrants. Pursuant to the Notes' anti-dilution provisions, as a result of the Company's Series E preferred stock and warrant offering in October 2001, the conversion price of the Series D preferred stock was changed to $1.80, the conversion rate at which the Series D convertible preferred stock may be converted into common stock was changed from 1:1 to 1:1.69431, and the exercise price of the warrants outstanding at $3.05 and warrants to be issued upon conversion of the Notes was changed to $1.114. In December 2001, $287,000 of the Notes and $46,000 of accrued interest were converted into 185,278 shares of Series D convertible preferred stock and an equal number of warrants. The Series D convertible preferred stock was simultaneously converted into 313,917 shares of common stock.

The remaining balance of $13,000 of the Notes that were not converted into preferred or common stock, was paid to the noteholder, who was then a director of the Company.

NOTE F - STOCKHOLDERS' EQUITY

[1]   PREFERRED STOCK:

      (a)  Series D preferred stock:

           Pursuant to the private placement discussed in Note E, in December 1999 the Company received $1,500,000 from the sale of 491,803 shares of Series D convertible preferred stock at $3.05 per share, including 172,129 shares to related parties. Such stock is convertible into common shares at a conversion rate of 1.69431 (as adjusted), has identical voting rights as the Company's common stock, and is entitled to equivalent dividend rights as those paid on shares of common stock obtainable on conversion. The holders of the Series D convertible preferred stock are entitled to a liquidation preference of $3.05 per share plus any declared but unpaid dividends before any payments are made to holders of common stock, and rank equal with Series E preferred stock in the event of liquidation, dissolution or winding up of the Company. In connection therewith, the Company also issued five-year warrants to purchase 491,803 shares of common stock at an exercise price of $3.05 per share. The exercise price of the warrants was reduced to $1.00 because the Company did not achieve a specified revenue target. Holders of warrants for 444,857 shares, including 424,411 warrants obtained upon conversion of the Notes and accrued interest (Note E), waived such exercise price reduction. Of these warrants, 147,149 were exercised during 2000.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE F - STOCKHOLDERS' EQUITY  (CONTINUED)

[1]   PREFERRED STOCK:  (CONTINUED)

      (a)  Series D preferred stock: (continued)

           Pursuant to anti-dilution features of the Series D convertible preferred stock, convertible notes and warrants, in connection with the October 2, 2001 private offering of Series E preferred stock and warrants (see (b) below), the holders of (i) outstanding Series D preferred stock, (ii) certain warrants to purchase common stock and
           (iii) convertible notes (convertible into Series D preferred stock and warrants) in the principal amount of $300,000, all issued in connection with the Company's private offering completed in December 1999, received the right to receive 1,145,207 additional shares of common stock (exclusive of conversion of interest with respect to the convertible notes) upon conversion or exercise of Series D preferred stock, convertible notes and warrants as a result of the anti-dilution provisions of such securities. In addition, the exercise price of outstanding warrants and warrants issuable upon conversion of the promissory notes and accrued interest was adjusted from $3.05 to $1.114.

      (b)  Series E preferred stock:

           On October 2, 2001, the Company completed a $6,765,000 private offering of Series E preferred stock ("Series E") and warrants (the "2001 Financing"). An aggregate of 3,191,037 shares of Series E together with warrants to purchase 6,882,074 shares of common stock were sold. The warrants were issued at the rate of two warrants, each to purchase a share of common stock at $1.27 per share, with every share of Series E, plus an additional warrant to purchase 500,000 shares to an investor, Falconstor Software, Inc. ("Falconstor"), for investing more than $2,000,000 (the "Additional Warrant"). In connection with the 2001 Financing, the Company and Falconstor entered into a ten-year License and Distribution Agreement (the "Falconstor Agreement") pursuant to which Falconstor has the right to distribute the Company's product offerings in its indirect and OEM channels. As part of the Falconstor Agreement, Falconstor paid the Company a non-refundable advance of $500,000 against future royalty payments (the "Advance"). For accounting purposes, $350,000 of the Advance, representing the estimated fair value of the Additional Warrant was accounted for as its purchase price, resulting in total proceeds attributable to the 2001 Financing of $7,115,000. For accounting purposes, an allocation of $4,952,000 and $2,163,000 was made to the Series E and warrants, respectively, based on the relative fair values of the common stock obtainable upon conversion of the Series E and the warrants on the date of the 2001 Financing. The warrants were valued using the Black-Scholes option pricing model using the following assumptions: volatility of 113.45%, expected life of 1 year and 3 years, dividend yield of 0, and risk-free interest rates of 2.47% and 3.14%, respectively. The difference between the proceeds allocated to the Series E and the fair market value of the common stock obtainable upon conversion of the Series E represents a beneficial conversion feature, which has been imputed as a preferred stock dividend in calculating the net loss available to common stockholders. On May 30, 2003, as part of the Company's sale of its CyberwallPLUS technology and related intellectual property (the "Assets") to an unrelated third party (the "Purchaser"), the Company assigned its rights under the Falconstor Agreement to the Purchaser (see Note L[4]).

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE F - STOCKHOLDERS' EQUITY  (CONTINUED)

[1]   PREFERRED STOCK:  (CONTINUED)

      (b)  Series E preferred stock: (continued)

           Holders of the Series E may convert each such share into two shares of common stock at any time, subject to adjustment. During the year ended December 31, 2002, holders of 707,529 shares of Series E converted their shares into 1,415,058 shares of common stock. The Series E is entitled to vote on all matters with the holders of the Company's common stock based on the number of shares of common stock into which such shares may be converted, except that the holders of the Series E have irrevocably waived any increased voting rights that may be afforded to the holders of Series E resulting from anti-dilution protection. Holders of Series E shall receive dividends and other distributions, when, as and if declared by the Board of Directors, out of funds legally available therefore equivalent to those dividends paid on shares of common stock. The holders of Series E will be entitled to a liquidation preference of $2.12 per share plus any declared but unpaid dividends before any payments are made to holders of common stock, and the Series E ranks equal with the Series D preferred stock upon liquidation. The Company also agreed with the holders of the Series E that, without the approval of the Series E designee, a principal stockholder of the Company (see Note K[4]), it will not take certain action, including (i) issue securities except for securities issued under its stock option plan,
           (ii) incur debt in excess of $250,000, (iii) enter into a merger, acquisition or sale of substantially all of its assets and (iv) take any action to amend its Certificate of Incorporation or By-laws that could in any way adversely affect the rights of the holders of the Series E. In addition, the investors were granted registration rights with respect to the shares of common stock to be received upon conversion of the Series E preferred stock and exercise of the warrants.

[2]   STOCK OPTIONS:

      During 1996, the Board of Directors and stockholders approved the adoption of the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan, as amended, provides for the granting of both incentive and non-qualified options to purchase common stock of the Company. A total of 4,000,000 shares are available under the 1996 Plan.

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

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE F - STOCKHOLDERS' EQUITY  (CONTINUED)

[2]   STOCK OPTIONS:  (CONTINUED)

       The following table summarizes stock option activity for the years ended December 31:

                                                             2002                            2001
                                                   ------------------------        ------------------------
                                                                  WEIGHTED                        WEIGHTED
                                                                   AVERAGE                         AVERAGE
                                                     OPTIONS      EXERCISE          OPTIONS        EXERCISE
                                                   OUTSTANDING      PRICE         OUTSTANDING       PRICE
                                                   ----------    ----------        ----------    ----------
      Options outstanding at beginning of year      1,761,652         $3.36         1,602,842         $4.94
      Granted                                       2,520,000(b)       1.48           900,595(a)       1.73
      Exercised
      Cancelled                                    (1,127,154)         2.26          (741,785)         4.82
                                                   ----------                      ----------

      Options outstanding at end of year            3,154,498          2.25         1,761,652(c)       3.36
                                                   ==========                      ==========

      Options exercisable at end of year              788,165          4.03           960,012          3.89
                                                   ==========                      ==========

      (a) Includes 265,095 options granted in January 2001, with an exercise price of $3.06, the fair value of the common stock on the date of grant, that vest 50% if the closing stock price of the Company's common stock is at or above $10 per share for 8 out of 10 trading days. The remaining 50% vest if the closing stock price is at or above $15 per share for 8 out of 10 trading days. The options expire in 10 years. Of such options, 26,250 were granted to consultants or service providers. As the vesting of the options is contingent upon the market price of the Company's common stock, but the services have been provided, the valuation of the options, and accordingly the expense recognized, is subject to adjustment based on, among other factors, the market price on the date of the valuation. The Company will estimate the value of the options' at each reporting date until they have vested. In 2001, the Company recognized $32,000 of expense based on the fair value of the options at December 31, 2001 using the Black-Scholes option pricing model of valuation using the following assumptions: volatility of 114%, risk-free interest rate of 5.07%, dividend yield of 0 and an expected life of 8 years. No adjustment was made for the year ended December 31, 2002, since the amount was not significant.

      (b) On April 18, 2002, in consideration of additional consulting and financial advisory services, the Company issued to CMH Capital Management Corp. ("CMH") an option to purchase 750,000 shares of the common stock at an exercise price of $1.20 per share, which was the market price of the Company's common stock on the date of issuance. Corey M. Horowitz, Chairman of the Board of Directors of the Company, is the sole owner and officer of CMH. The shares underlying the option shall vest over a three-year period in equal amounts of 250,000 shares per year beginning April 18, 2003. In addition, the shares underlying the option shall vest in full in the event of a "change of control" or in the event that the closing price of the Company's common stock reaches a minimum of $3.50 per share for 20 consecutive trading days. The options were valued utilizing the Black-Scholes option pricing model resulting in an estimated fair value of $55,000, which was charged to expense during the year ended December 31, 2002. These options are treated as contingent options and were originally priced in the quarter ended June 30, 2002 at $416,000.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE F - STOCKHOLDERS' EQUITY  (CONTINUED)

[2]   STOCK OPTIONS:  (CONTINUED)

      (c) Includes a five-year option to purchase 294,879 shares of common stock at an exercise price of $2.42 per share issued outside the 1996 Plan which expired in May 2003. The option was issued in May 1998 in connection with an employment agreement with the Company's former President and Chief Executive Officer.

           The option vested 34% immediately and then 22% per year thereafter. As the estimated fair value of the Company's common stock at the date of grant of the option ($5.60 per share) was in excess of the exercise price, the Company incurred aggregate compensation expense of approximately $938,000 over the service period, which has been fully charged to expense as of June 2001. Expense pursuant to the options was $26,000 in 2001. In June 2001, the President and Chief Executive Officer resigned.

      (d) On March 11, 2002, the Company entered into a two-year employment agreement with Richard J. Kosinski, as Chief Executive Officer and President, and issued to Mr. Kosinski ten-year options to purchase 1,200,000 shares of the Company's common stock at an exercise price of $1.65 per share. The vesting schedule for these options was as follows: (i) 25% of the shares (300,000 shares) on March 11, 2003 and
           (ii) the balance of 75% of the shares over a three-year period in equal amounts of 6.25% (75,000 shares) at the end of each three-month period beginning March 11, 2003, subject to acceleration upon a change of control of the Company. In July 2003, all the options issued to Mr. Kosinski were forfeited in connection with the settlement of a lawsuit by Mr. Kosinski against the Company (see Note L[1]).

      (e) The following table presents information relating to stock options outstanding and exercisable at December 31, 2002:

                                                     WEIGHTED                                             WEIGHTED
           RANGE OF                                  AVERAGE       WEIGHTED AVERAGE                       AVERAGE
           EXERCISE                OPTIONS           EXERCISE          REMAINING           OPTIONS        EXERCISE
            PRICES               OUTSTANDING          PRICE          LIFE IN YEARS      EXERCISABLE        PRICE
     ---------------------       -----------          -----          -------------      -----------        -----
     $ 0.13   -   $  2.91          2,504,924         $ 1.45              9.41              320,022        $ 1.49
     $ 3.00   -   $  3.75            257,651           3.37              8.46              125,000          3.69
     $ 4.13   -   $  5.69            146,200           5.40              8.04              122,280          5.36
     $ 6.00   -   $  6.875           169,723           6.14              7.24              163,743          6.13
     $10.00   -   $ 10.125            76,000          10.11              8.37               57,120         10.10
                                 -----------                                             ---------

                                   3,154,498           2.25              8.69              788,165          4.03
                                 ===========                                             =========

           The weighted average fair value on the option grant date, including the accelerated vesting of options for Professional Services Group employees (Note G), during the years ended December 31, 2002 and 2001 were $1.13 and $1.53 per option, respectively.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE F - STOCKHOLDERS' EQUITY  (CONTINUED)

[3]   WARRANTS:

      As of December 31, 2002, the Company has the following outstanding warrants to purchase shares of common stock:

             NUMBER OF        EXERCISE
              WARRANTS         PRICE                   EXPIRATION DATE
            -----------        -----        -----------------------------------
                110,278        $1.00        December 22, 2004
                 62,080         1.61        October 11, 2003 - January 15, 2004
                 62,856         2.42        May 18, 2003 - April 4, 2004
                100,104         6.44        March 14, 2006 - February 24, 2007
                170,000         9.30        November 12, 2003
                 93,120         9.66        March 14, 2006
                 20,000         5.00        October 31, 2003 (a)
                 20,000         7.50        January 2, 2004 (a)
                 20,000        10.00        February 28, 2004 (a)
                300,000          .70        July 11, 2011 (b)
                250,000         1.48        October 8, 2006 (b)
              1,352,048         1.11        December 22, 2004 (c)
                500,000         1.27        October 2, 2006 (d)
              6,372,642         1.27        October 2, 2004 (d)
                 66,621         2.03        April 13, 2006 (e)
                 64,352         2.00        July 2, 2006 (e)
                  4,489         2.10        October 1, 2006 (e)
            -----------
              9,568,590
            ===========

      In November 2000, the Company entered into a business development agreement with a marketing company and issued 200,000 warrants to purchase the Company's common stock. The warrants expired in November 2002, had an exercise price of $3.33, and had a cashless exercise provision. The warrants would have vested as specified performance and revenue targets are attained. Several of the performance targets were attained in 2001, and accordingly, 12,000 warrants vested. Expense of $12,000 was recorded based on the estimated fair value of the warrants when vested during the year ended December 31, 2001. These warrants expired unexercised in November 2002.

      (a) Represents warrants issued pursuant to a consulting agreement with an advisory firm. Under the agreement, entered into on October 31, 2000, the Company was required to pay a monthly fee and issue 60,000 warrants. The warrants have exercise prices ranging from $5.00 to $10.00, expire three years after issuance, and are issued 1/3 at the inception of the agreement, 1/3 at 60 days, and 120 days after inception. The warrants were valued at $82,000 using the Black-Scholes option pricing model using the following weighted average assumptions on the issuance dates: risk-free interest rate of 5.60, volatility of 113%, dividend yield of 0 and expected life of 3 years. The value of the warrants was charged to expense over the six-month term of the agreement, resulting in $55,000 being charged to expense in 2001.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE F - STOCKHOLDERS' EQUITY  (CONTINUED)

[3]   WARRANTS: (CONTINUED)

      (b) Issued to CMH Capital Management Corp. ("CMH") in 2001, a company owned by the Chairman of the Board (see Note K[1]).

      (c) Reflects adjustments required pursuant to anti-dilution provisions of Series D preferred stock and notes payable offering (see Note F[1]).

      (d) Issued with private offering of Series E preferred stock (see Note F[1]).

      (e) Issued to a software development company for services rendered. The Company recognized an $80,000 expense related to the warrants based on their estimated fair value using the Black-Scholes option pricing model utilizing the following weighted average assumptions: risk free rate of 4.5%, expected life of 3 years, volatility of 113%, and a dividend yield of 0. The software development company has claimed they are entitled to additional warrants for the services rendered (see Note H[4]).


NOTE G - DISCONTINUED OPERATIONS

On February 9, 2000, the Company completed the sale of its Professional Services Group ("PSG") to Exodus Communications, Inc. ("Exodus") for $4.0 million in cash, of which $1.3 million was held in escrow subject to certain conditions. Release to the Company of cash held in escrow was conditioned upon (i) as to $1,000,000, certain PSG employees remaining employed by Exodus for at least one year and (ii) as to $300,000, to the extent purchase orders or commitments are secured by Exodus from certain customers within 90 days of the closing, up to a maximum of $300,000. PSG provided consulting services in network security and network design. Effective upon the sale, the Company granted options to acquire 104,063 shares of common stock at $2.91 per share and accelerated the vesting of 24,556 options that would have otherwise expired, with exercise prices ranging from $1.50 to $6.50 to certain employees of PSG. In connection therewith, the Company incurred a compensation charge of $794,000 based upon the intrinsic value of the portion of the options vesting at such date. The balance of the options vested one year after the closing provided that the employees were still employed by Exodus. In addition, the Company agreed to pay bonuses aggregating $160,000 to the former employees provided that they remained with Exodus for at least one year. Charges relating to the contingent options and the remittance of the bonuses are reflected as reductions of the gain on sale of discontinued operations.

In the first quarter of 2000, Exodus secured $59,000 of purchase orders from the designated customers and the Company recognized the related gain. In 2001, the Company received the $1,000,000 from the escrow for the PSG employees remaining employed by Exodus for one year, $115,000 as satisfaction of the remaining $300,000 escrow, and $65,000 of interest on the two contingency payments. The options vesting in February 2001 were valued at $230,000 using the Black-Scholes option pricing model using the following assumptions on the date of vesting: risk-free interest rate of 5.38%, volatility of 112.58%, dividend yield of 0 and expected life of 6 years. In addition, the Company paid the $160,000 of bonuses to the PSG employees and $17,000 of related payroll taxes. The completion of the sale resulted in an additional net gain recognized in 2001 of $714,000 which was reflected as a "gain on sale of discontinued operations" in the statements of operations.

                                                                            F018

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE H - COMMITMENTS AND CONTINGENCIES

[1]   OPERATING LEASES:

      At December 31, 2002, the Company leased an office facility in Massachusetts which expired during February 2003. Rental commitment for such facility at December 31, 2002 was approximately $32,000. During 2002, the Company closed its New Hampshire and Shanghai, China office facilities.

      Rental expense for the years December 31, 2002 and 2001 aggregated $376,000 and $319,000, respectively.

[2]   SOFTWARE DISTRIBUTION AGREEMENTS:

      (a) Pursuant to a software distribution agreement entitling the Company to incorporate certain technology into its software, $100,000 of royalties payable was accrued as of December 31, 2001 and has not been paid as of December 31, 2002.

      (b) Pursuant to an agreement under which certain technology was developed for the Company, royalty payments of up to $100,000 may be payable. As of December 31, 2002, royalties owed pursuant to such agreement were not significant.

[3]   SAVINGS AND INVESTMENT PLAN:

      The Company has a Savings and Investment Plan which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986. The Company also may make discretionary annual matching contributions in amounts determined by the Board of Directors, subject to statutory limits. The Company did not make any contributions to the 401(k) Plan during the years ended December 31, 2002 and 2001.

[4]   SOFTWARE DEVELOPMENT CONTRACT DISPUTE:

      The Company has a dispute with a software development company pertaining to the number of warrants the Company is required to issue for services rendered. The software development company has claimed they are entitled to approximately 325,000 additional warrants than the Company has included in the warrants outstanding in Note F[3]. The Company has included in accrued expenses any additional liability it reasonably expects to incur regarding this matter.

NOTE I - INCOME TAXES

At December 31, 2002, the Company has available net operating loss carryforwards to reduce future federal taxable income of approximately $29,969,000 for tax reporting purposes, which expire from 2009 through 2022. Pursuant to the provisions of the Internal Revenue Code, future utilization of these past losses is subject to certain limitations based on changes in the ownership of the Company's stock that have occurred.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE I - INCOME TAXES  (CONTINUED)

The principal components of the net deferred tax asset are as follows:

                                                                              YEAR ENDED
                                                                              DECEMBER 31,
                                                                     ------------------------------
                                                                         2002              2001
                                                                     ------------      ------------
      Deferred tax assets:
         Net operating loss carryforwards                            $ 11,238,000      $  9,205,000
         Options and warrants not yet deducted, for tax purposes          659,000           715,000
         Other                                                            382,000           221,000
                                                                     ------------      ------------

                                                                       12,279,000        10,141,000
      Valuation allowance                                             (12,279,000)      (10,141,000)
                                                                     ------------      ------------

      Net deferred tax assets                                        $          0      $          0
                                                                     ============      ============

The Company has recorded a valuation allowance for the full amount of its deferred tax assets as the likelihood of its future realization cannot be presently determined. The valuation allowance was increased by $2,138,000 in 2002 and $2,274,000 in 2001.

The reconciliation between the taxes as shown and the amount that would be computed by applying the statutory federal income tax rate to the loss before income taxes is as follows:

                                                                              YEAR ENDED
                                                                              DECEMBER 31,
                                                                     ------------------------------
                                                                         2002              2001
                                                                     ------------      ------------
      Income tax benefit - statutory rate                                  (34.0)%           (34.0)%
      State and local, net                                                  (3.5)             (3.5)
      Increase in valuation allowance on deferred tax assets                37.5              38.7
      Other                                                                                   (1.2)
                                                                     -----------       -----------

                                                                             0.0 %             0.0 %
                                                                     ===========       ===========

NOTE J - CONCENTRATIONS

[1] For the year ended December 31, 2002, one customer accounted for revenues of approximately $122,000 (21%). This customer was a reseller located in Singapore. For the year ended December 31, 2001, two customers accounted for revenues of approximately $154,000 (15%) and $144,000 (14%). The customer representing 14% of revenues was a reseller located in China.

[2] For the years ended December 31, 2002 and 2001, export revenues, which were primarily to Asia, amounted to approximately $168,000 and $219,000, respectively.

[3] The Company places its cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2002, the Company maintained cash balances of $1,959,485 in excess of FDIC limits.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE K - RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

[1] In June 2001, upon the resignation of the Company's Chief Executive Officer, the Company entered into a six-month consulting agreement with CMH, a company owned by the Chairman of the Board of the Company. Pursuant to the agreement, the Company paid CMH $17,500 per month and issued a warrant to purchase 300,000 shares of the Company's common stock at an exercise price of $.70 per share, which was the market price of the common stock on the date of issuance. In addition, CMH was reimbursed for $18,000 and $44,000 of expenses incurred during the years ended December 31, 2002 and 2001, respectively, including the allocable portion of rent for office space in New York City. The warrants were valued utilizing the Black-Scholes option pricing model, resulting in an estimated fair value of $180,000, which was expensed. In addition, in October 2001, in consideration of additional consulting and financial advisory services, the Company issued to CMH an additional warrant to purchase 250,000 shares of the common stock at an exercise price of $1.48 per share, which was the market price of the Company's common stock on the date of issuance. The warrants were valued utilizing the Black-Scholes option pricing model, resulting in an estimated fair value of $256,000, which was expensed upon grant. The weighted average assumptions used in the Black-Scholes valuations were risk-free interest rate of 4.03%, volatility of 114%, expected life of 4.6 years and 0 dividend yield. In January 2002, the agreement was extended to the lesser of six months or three months after the date of hire of a new Chief Executive Officer. In July 2002, the agreement was further extended until December 31, 2002. Since January 2003, the Company has continued its consulting arrangement with CMH on a month-to-month basis.

[2] Investors in the 2001 Financing completed on October 2, 2001 (see Note F[1](b)) included Falconstor ($2,650,000, including $350,000 allocated from the Advance as the purchase price of the additional warrant they received), Barry Rubenstein and affiliated entities ($1,750,000, including $400,000 from Wheatley Partners II, L.P. and related entities), all principal stockholders of the Company, and the wife ($75,000) of the Chairman of the Board of Directors and a principal stockholder of the Company.

[3] In December 2001, the Company entered into a one-year financial advisory agreement with an investment banking firm, which required the Company to pay $200,000 over the next ten months. At the time of entering into the agreement, the firm's Chairman of the Board owned shares of Series E preferred stock and an affiliate was the general partner of a partnership that owned common stock and held convertible notes payable, subsequently converted into common stock. During 2002, the Company agreed with the investment banking firm that no further services would be needed and that payments in the aggregate of $40,000 be considered as full satisfaction under the agreement which was accrued at December 31 and paid in January 2003. The Company charged $153,000 and $17,000 to operations during the years ended December 31, 2002 and 2001, respectively.

[4] As noted in F[1], the Company entered into a ten-year License and Distribution Agreement with Falconstor, an investor in the 2001 Financing. This agreement requires Falconstor to pay royalties after utilizing the Advance as a credit. Deferred revenue at December 31, 2002 includes $130,000 from this agreement, representing the unearned portion of the $150,000 allocated from the Advance to the license fee, less accumulated royalties earned of $20,000 through December 31, 2002. One of the Company's principal stockholders is also a principal stockholder of Falconstor, and an affiliated entity is the Series E designee noted in F[1]. Also see Note L[4].

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE L - SUBSEQUENT EVENTS

[1] In January 2003, the former Chief Executive Officer, President and a director (the "Former CEO") of the Company commenced a lawsuit against the Company for breach of his employment agreement for $200,000. In June 2003, the Company entered into a settlement in which the Company agreed to pay approximately $127,000 to the Former CEO in full settlement of all claims asserted, which is reflected in the accompanying financial statements. In addition, as part of the settlement, the Former CEO agreed to forfeit his options to purchase 1,200,000 shares of the Company's common stock (see Note F[2](d)).

[2] In January 2003, the former Chief Financial Officer and a director of the Company commenced a lawsuit against the Company for breach of his employment agreement for $190,000. Management believes that it has meritorious defenses to the claims asserted. Accordingly, the Company has not accrued any amount at December 31, 2002 that might result from such litigation.

[3] In February 2003, the Company closed its principal offices in Waltham, Massachusetts and moved its principal offices to a space in New York City occupied by CMH. The Company continues to pay rent to CMH of $2,700 per month, on a month-to-month basis.

[4] On May 30, 2003, the Company completed the sale of its "Assets" and assignment of its rights under the Falconstor Agreement to the Purchaser for aggregate proceeds of $415,000. (see Notes F[1](b) and K[4]).