Form 10QSB
period 2003-03-31
NETWORK 1 SECURITY SOLUTIONS INC
filed 2003-11-05
CIK 1065078

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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
   incorporation or organization)

              445 Park Avenue, Suite 1028, New York, New York 10022
                    (Address of principal executive offices)

                                  212-829-5770
                           (Issuer's telephone number)

As of October 30 , 2003 there were  8,314,458  shares of Common Stock,  $.01 par value per share,  231,054 shares of Series D Convertible  Preferred Stock,  $.01 par value per share,  and  2,483,508  shares of Series E  Convertible  Preferred
Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):
Yes [  ]  No [X]

See notes to condensed financial statements

                       NETWORK-1 SECURITY SOLUTIONS, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                          Page No.

Item 1.  CONDENSED FINANCIAL STATEMENTS
         Condensed Balance Sheets as of March  31, 2003
            (unaudited) and December 31, 2002..............................3

         Condensed Statements of Operations for the three months ended
            March 31, 2003 and 2002 (unaudited)............................4

         Condensed Statements of Cash Flows for the three months ended

PART II. OTHER INFORMATION

See notes to condensed financial statements

                       Network-1 Security Solutions, Inc.
                            Condensed Balance Sheets

                                                                          March 31,       December 31,
                                                                            2003             2002
                                                                        -----------      -------------
                                                                        (Unaudited)        (Audited)
                                                                        -----------        ---------
ASSETS
Current assets:
    Cash and cash equivalents                                          $  1,576,000      $  2,029,000
    Accounts receivable                                                                         6,000
    Prepaid expenses and other current assets                                67,000            96,000
                                                                       ------------      ------------

           Total current assets                                           1,643,000         2,131,000

Equipment and fixtures                                                                         22,000
Security deposits                                                                               8,000
                                                                       ------------      ------------
                                                                       $  1,643,000      $  2,161,000
                                                                       ============      ============

LIABILITIES
Current liabilities:
    Accounts payable                                                   $     21,000      $    193,000
    Accrued expenses and other current liabilities                          623,000           610,000
    Deferred revenue                                                        176,000           218,000
                                                                       ------------      ------------

           Total current liabilities                                        820,000         1,021,000
                                                                       ------------      ------------

Liability to be settled with equity instrument                               14,000            55,000
                                                                       ------------      ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value, 10,000,000 shares authorized,
     Series D - convertible, voting, authorized 1,250,000 shares;
     231,054 shares issued and outstanding at March 31, 2003 and
     December 31, 2002, liquidation preference of $705,000 at
     March 31, 2003 and December 31, 2002                                     2,000             2,000

Series E - convertible, authorized 3,500,000 shares; 2,483,508 shares issued and outstanding at March 31, 2003 and December
     31, 2002, liquidation preference of $5,265,000 at March 31,
     2003 and December 31, 2002                                              25,000            25,000

Common stock - $0.01 par value ; authorized 50,000,000 shares;
     8,314,458 shares issued and outstanding at March 31, 2003 and
     December 31, 2002                                                       83,000            83,000
Additional paid-in capital                                               41,397,000        41,397,000
Accumulated deficit                                                     (40,698,000)      (40,422,000)
                                                                       ------------      ------------

           Total stockholders' capital deficit                              809,000         1,085,000
                                                                       ------------      ------------

                                                                       $  1,643,000      $  2,161,000
                                                                       ============      ============
See notes to condensed financial statements

                       Network-1 Security Solutions, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                        Three Months Ended
                                                                           March 31,
                                                                     -----------------------
                                                                     2003              2002
                                                                     ----              ----

Revenue:

             Licenses                                            $    42,000      $    68,000
             Services                                                                  50,000
                                                                 -----------      -----------

                  Total Revenue                                       42,000          118,000
                                                                 -----------      -----------

Costs of revenue :
            Amortization of software development costs                                 70,000
            Cost of licenses                                                            3,000
            Cost of services                                          17,000           42,000
                                                                 -----------      -----------
                         Total cost of revenue                        17,000          115,000
                                                                 -----------      -----------

Gross  Profit                                                         25,000            3,000
                                                                 -----------      -----------

Operating expenses :
            Product development costs                                                 439,000
            Selling and marketing                                                     619,000
            General and administrative                               305,000          495,000
                                                                 -----------      -----------

                        Total operating expenses                     305,000        1,553,000
                                                                 -----------      -----------

Loss  before interest income                                        (280,000)      (1,550,000)
Interest income - net                                                  4,000           26,000
                                                                 -----------      -----------

Net loss                                                         $  (276,000)     $(1,524,000)
                                                                 ===========      ===========

Loss per common share basic and diluted                          $     (0.03)     $     (0.21)
                                                                 ===========      ===========

Weighted average common shares basic and diluted                   8,314,458        7,109,367
                                                                 ===========      ===========

See notes to condensed financial statements

                       Network-1 Security Solutions, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                         --------------------
                                                                                         2003            2002
                                                                                         ----            ----

Cash flows from operating activities:
    Net loss                                                                        $  (276,000)     $(1,524,000)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                    22,000          107,000
        Security Deposits written off                                                     8,000             --
        Issuance of options and warrants for services rendered                          (41,000)            --

        Changes in:
           Accounts receivable                                                            6,000          (32,000)
           Prepaid expenses and other current assets                                     29,000            4,000
            Accounts payable , accrued expenses and other current liabilities          (159,000)          65,000
            Deferred revenue                                                            (42,000)          (3,000)
                                                                                    -----------      -----------

               Net cash used in operating activities                                   (453,000)      (1,383,000)

Cash flows from investing activities:
    Acquisition of equipment and fixtures                                                                (72,000)
    Capitalized software costs                                                                           (90,000)
    Security deposits                                                                                     (8,000)
                                                                                                     -----------

               Net cash used in investing activities                                                    (170,000)
                                                                                                     -----------

Cash flows from financing activities:
    Proceeds from exercise of options and warrants                                                       133,000
                                                                                                     -----------

               Net cash provided by financing activities                                                 133,000
                                                                                     ----------      -----------

Net decrease in cash and cash equivalents                                              (453,000)      (1,420,000)
Cash and cash equivalents, beginning of period                                        2,029,000        7,121,000
                                                                                    -----------      -----------

Cash and cash equivalents, end of period                                            $ 1,576,000      $ 5,701,000
                                                                                    ===========      ===========

See notes to condensed financial statements

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]    BASIS OF PRESENTATION:

       The accompanying  condensed financial statements as of March 31, 2003 and for the three month periods ended March 31, 2003 and March 31, 2002,  are unaudited,  but, in the opinion of the  management of Network-1  Security
       Solutions,  Inc.  (the  "Company"),  contain  all  adjustments  which the
       Company  considers  necessary for the fair  presentation of the Company's financial  position as of March 31, 2003,  the results of its  operations and its cash flows for the three month  periods  ended March 31, 2003 and
       March 31, 2002. The condensed  financial  statements included herein have been  prepared in accordance  with the  accounting  principles  generally
       accepted  in  the  United   States  of  America  for  interim   financial
       information  and the  instructions to Form 10-QSB.  Accordingly,  certain information and footnote  disclosures  normally included in the financial statements  prepared in accordance with accounting  principles  generally accepted in the United  States of America have been  omitted  pursuant to such  rules  and  regulations,  although  management  believes  that  the
       disclosures   are  adequate  to  make  the   information   presented  not
       misleading. These financial statements should be read in conjunction with the audited  financial  statements  for the year ended  December 31, 2002 included in the  Company's  Annual  Report on Form 10-KSB  filed with the
       Securities  and Exchange  Commission.  The results of operations  for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results of operations to be expected for the full year.

[2]    BUSINESS:

       Network-1 Security solutions, Inc ( the "Company" ) developed,  marketed, licensed and supported its proprietary network security software products designed to provide  comprehensive  security to  computer  networks.  The
       Company also provided maintenance and training services.

       In December 2002, the Company  discontinued its software product line and associated  operations,  ceased its product development and substantially eliminated  its sales and  marketing  efforts  and during May 2003,  sold substantially  all of its  intellectual  property.  Through  a series  of layoffs,  the Company has reduced its workforce to a current level of one employee  and a  consultant,  The Company has closed its various  offices upon  termination of leases during 2002 and 2003.  Management is focusing its efforts on seeking a merger candidate or other strategic  transaction for the Company.

[3]    STOCK-BASED COMPENSATION:

       The  Company  accounts  for  stock-based   employee   compensation  under
       Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock
       Issued to  Employees",  and  related  interpretations.  The  Company  has
       adopted  the   disclosure-only   provisions  of  Statement  of  Financial
       Accounting  Standards  ("SFAS")  No.  123,  "Accounting  for  Stock-Based
       Compensation" and SFAS No. 148, "Accounting for Stock-Based  Compensation
       - Transition and  Disclosure",  which was released in December 2002 as an amendment of SFAS No. 123. The following table  illustrates the effect on net  loss and loss per  share  if the fair  value-based  method  had been applied to all awards.

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[3]    STOCK-BASED COMPENSATION (CONTINUED)

                                                                           Three Months Ended
                                                                               March 31,
                                                                   ------------------------------
                                                                        2003              2002
                                                                   -------------      -----------
                                                                    (unaudited)       (unaudited)

      Reported net loss attributable to common stockholders        $  (276,000)       $(1,524,000)
      Stock-based employee compensation expense included
       in reported net loss, net of related tax effects                   --                 --

      Stock-based employee compensation determined under
       the fair value-based method, net of related tax effects          (1,000)            (8,000)
                                                                   -------------      -----------

      Pro forma net loss                                           $  (277,000)       $(1,532,000)
                                                                   -------------      -----------

      Loss per common share (basic and diluted):
          As reported                                                 $  (0.03)          $ (0.21)

          Pro forma                                                   $  (0.03)          $ (0.22)

The fair value of each grant on the date of grant is estimated using the Black-Scholes option-pricing utilizing the following weighted average assumptions :

                                                                         Three Months Ended
                                                                              March 31,
                                                                     ------------------------
                                                                        2003            2002
                                                                        ----            ----

      Risk-free interest rates                                          2.98%          4.91%
      Expected option life in years                                     6.60            6.60
      Expected stock price volatility                                 112.00%        112.00%
      Expected dividend yield                                           0.00%          0.00%

[4]   Revenue recognition:

      License revenue is recognized upon either delivery of software or delivery of a required software key. License revenue from distributors or resellers is  recognized as the  distributor  or reseller  delivers  software or the required  software key to end users or original  equipment  manufacturers.
      Service  revenues  consist of maintenance  and training  services.  Annual renewable  maintenance fees are a separate  component of each contract and are  recognized  ratably over the  contract  term.  Training  revenues are recognized as such services are performed.  Revenues from advanced license fees are deferred until they are earned pursuant to the agreements.

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[4]    REVENUE RECOGNITION (CONTINUED):

       In December 2002, the Company discontinued offering its security software product  line.  On May 30, 2003,  the Company  completed  the sale of its
       CyberwallPLUS  technology  and assigned  its rights under the  Falconstor
       Agreement  to the  purchaser.  The Company  recognized  revenue  totaling
       $42,000  for the  three  months  ended  March  31,  2003,  which had been deferred at December 31, 2002.

[5]    LOSS PER SHARE:

       Basic  loss  per  share is  calculated  by  dividing  the net loss by the weighted  average number of outstanding  common shares during the period.
       Diluted per share data includes the dilutive effects of options, warrants and convertible securities. Potential shares of 17,627,953 and 20,588,254 at March 31, 2003 and 2002 respectively,  are anti-dilutive,  and are not included in the  calculation  of diluted loss per share.  Such  potential common shares reflect options, warrants,  convertible preferred stock and convertible notes.

[6]    CASH AND CASH EQUIVALENTS:

       The  Company   places  cash   investments   in  high  quality   financial
       institutions  insured  by  the  Federal  Deposit  Insurance   Corporation
       ("FDIC").  At March 31, 2003,  the Company  maintained  cash  balances of
       $1,476,000 in excess of FDIC limits.

NOTE B - LIABILITY TO BE SETTLED WITH EQUITY INSTRUMENTS

       On  April  18,  2002,  in  consideration  of  additional  consulting  and financial advisory services, the Company issued to CMH Capital Management
       Corp. ("CMH") an option to purchase 750,000 shares of the common stock at an exercise  price of $1.20 per share,  which was the market price of the
       Company's  common  stock on the  date of  issuance.  Corey  M.  Horowitz,
       Chairman of the Board of Directors of the Company,  is the sole owner and officer  of CMH.  The  shares  underlying  the  option  shall vest over a three-year  period in equal amounts of 250,000  shares per year beginning
       April 18, 2003. In addition,  the shares underlying the option shall vest in full in the event of a "change  of  control"  or in the event that the closing  price of the  Company's  common stock reaches a minimum of $3.50 per share for 20 consecutive  trading days.  These options are treated as contingent options and valued utilizing the Black-Scholes  option pricing model at each balance sheet date. These options were originally priced in the quarter  ended June 30, 2002 at  $416,000.  Subsequently,  these were revalued to $55,000 at December  31, 2002 and $14,000 at March 31,  2003.
       The decrease in valuation of $41,000 has been reflected as a reduction of general and administrative  expenses for the three months ended March 31,
       2003.

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE C - LITIGATION

       In January 2003, the former Chief Financial Officer and a director of the
       Company  commenced  a  lawsuit  against  the  Company  for  breach of his employment  agreement  for  $190,000.  Management  believes  that  it has meritorious defenses to the claims asserted. Accordingly, the Company has not  accrued  any amount at March 31,  2003 that might  result  from such litigation.

NOTE D - SETTLEMENT WITH FORMER CHIEF EXECUTIVE OFFICER (THE "FORMER CEO")

       In  January  2003,  the  Former CEO of the  Company  commenced  a lawsuit against the Company for breach of his employment  agreement for $200,000.
       In June 2003, the Company  entered into a settlement in which the Company agreed to pay approximately $127,000 to the Former CEO in full settlement of all claims  asserted,  which was  charged  to expense  during the year ended  December 31, 2002.  The amount was  subsequently  paid on June 13,
       2003. In addition,  as part of the  settlement,  the Former CEO agreed to forfeit his options to purchase  1,200,000 shares of the Company's common stock.

NOTE E - SUBSEQUENT EVENT

       On May 30,  2003,  the Company  completed  the sale of its  CyberwallPLUS technology  and related  intellectual  property and an  assignment of its rights under the  Falconstor  Agreement to such  purchaser  for aggregate proceeds of  $415,000,  which will be  recognized  as gain on the sale of assets during the three months ending June 30, 2003.

Item 2: MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
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
"SECURITIES  ACT"),  AND SECTION 21E OF THE SECURITIES  EXCHANGE ACT OF 1934, AS
AMENDED  (THE  "EXCHANGE  ACT").   ACTUAL  RESULTS,   EVENTS  AND  CIRCUMSTANCES
(INCLUDING FUTURE PERFORMANCE,  RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM
THOSE SET  FORTH IN SUCH  STATEMENTS  DUE TO  VARIOUS  RISKS AND  UNCERTAINTIES,
INCLUDING,  BUT NOT  LIMITED TO,  THOSE  DISCUSSED  BEGINNING  ON PAGE 10 OF OUR
ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2002.

OVERVIEW

Until  December  2002,  Network-1  Security  Solutions,   Inc.  (the  "Company")
developed,  marketed and licensed security software products designed to prevent unauthorized  access to information  residing on an enterprise's  computers.  In
December 2002, the Company  discontinued  offering its security software product line as it was  unable to achieve  sufficient  product  revenue  to support  the expenses of such  operations.  Management  is focusing  its efforts on seeking a merger  candidate or strategic  transaction  for the Company.  In May 2003,  the
Company  completed  the  sale  of  its  CyberwallPlus   technology  and  related
intellectual property to an unrelated third party for $415,000.

Results of Operations:

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Revenues  decreased by $76,000 or 64%,  from $118,000 for the three months ended
March 31,  2002 to  $42,000  for the three  months  ended  March 31,  2003.  The
Company's  lack of license  revenues  for the first three months ended March 31,
2003 resulted from the Company's  decision to discontinue  its software  product line  in  December  2002.  Revenues  during  the  quarter  were  related  to the amortization of deferred  maintenance revenues from customers who had elected to purchase maintenance and support contracts in earlier periods.

The cost of revenues for the three months ended March 31, 2003 was $17,000. This cost  relates  to  one  employee  who  provides  services  under  the  Company's maintenance and support  contracts.  Amortization of software  development costs were  $70,000  for the three  months  ended  March 31,  2002.  Cost of  licenses consists of software media (disks), documentation, product packaging, production costs and product  royalties.  Cost of licenses were $3,000 for the three months ended March 31,  2002.  Cost of services  consisted  of  salaries,  benefits and overhead associated with the technical support of maintenance contracts. Cost of services were $42,000 for the three months ended March 31, 2002. The decrease in the  cost  of  revenue  is  directly  a  result  of the  Company's  decision  to discontinue its software product line in December 2002.

Gross profit was $25,000 for the three months ended March 31, 2003 compared to a gross profit of $3,000 for the three  months ended March 31, 2002,  representing
60% and 2.5% of revenues, respectively.

Product development consisted of salaries, benefits, bonuses, travel and related costs of the Company's product development personnel, including consulting fees, the costs of  computer  equipment  used in product and  technology  development.
Product  development  expense was  $439,000 for the three months ended March 31,
2002.

Selling and  marketing  expenses  consisted  primarily  of  salaries,  including
commissions,   benefits,   bonuses,  travel,   advertising,   public  relations,
consultants  and trade shows.  Selling and marketing  expenses were $619,000 for the three months ended March 31, 2002.

General and  administrative  expenses include employee costs,  including salary, benefits, travel and other related expenses associated with management,  finance and accounting operations, and legal and other professional services provided to the Company.  General and administrative  expenses  decreased by $190,000,  from
$495,000  for the three  months  ended March 31, 2002 to $305,000  for the three months ended March 31, 2003.  Expenses  during the quarter  ended March 31, 2003 included expenses  associated with the  discontinuation of the Company's product line and associated  headcount reduction and general downsizing  associated with the  termination of the Company's  software  product  business.  For the quarter ended  March 31,  2003,  these  expenses  were  offset by a $41,000  reversal of expenses related to the valuation of warrants.

No provision  for or benefit  from  federal,  state or foreign  income taxes was recorded  for three  months  ended March 31,  2003 and 2002  because the Company incurred  net  operating  losses and fully  reserved  its deferred tax assets as their future realization could not be determined.

As a result of the foregoing, the Company had net loss of $276,000 for the three months ended March 31, 2003 compared with a net loss of $1,524,000 for the three months ended March 31, 2002.

Liquidity and Capital Resources

At March 31, 2003, the Company had $1,576,000 of cash and cash  equivalents  and working capital of $823,000.  Net cash used in operating activities was $453,000 during the three  months  ended  March 31,  2003 and net cash used in  operating activities was $1,383,000 during the three months ended March 31, 2002. Net cash used in  operating  activities  for the three  months  ended  March 31, 2003 was primarily attributable to the net loss of $276,000 which was partially offset by the reversal of a non-cash  expense of $41,000  attributable to the valuation of warrants and depreciation and amortization  expense of $22,000 and a decrease in accounts payable, accrued expenses and other current liabilities of $159,000. In
May 2003,  the  Company  received  $415,000  from the sale of its  CyberwallPlus technology and related intellectual property.

The Company's operating  activities during the three months ended March 31, 2003 were financed primarily with the remaining funds raised in the 2001 financing of
$6,765,000.  The  Company  does  not  currently  have a line  of  credit  from a commercial bank or other institution.

The Company anticipates, based on currently proposed plans and assumptions, that its cash balance of  approximately  $1,344,000  as of September 30, 2003 will be sufficient to satisfy the Company's limited  operations until at least September
2004. There can be no assurance,  however,  that such funds will not be expended prior  thereto.  In the event the  Company's  plans change,  or its  assumptions change, or prove to be inaccurate (due to unanticipated expenses,  difficulties, delays or  otherwise),  the Company may have  insufficient  funds to support its operations  prior to September  2004. In the third and fourth  quarters of 2002, the  Company  instituted  certain  measures  to reduce  its  overhead  including decreasing its headcount from 39 employees to its current level of two employees and one  consultant  and the  closing  of its China  development  office and its
Taiwan  sales  office.  In December  2002 the Company  discontinued  its product offering in order to preserve cash as the Company  continues to seek a merger or other strategic transaction.  In May 2003, the Company completed the sale of its
CyberwallPlus  technology and related  intellectual  property for $415,000.  The
Company  is  actively  engaged  in  seeking  merger  candidates  or a  strategic transaction.  There is,  however,  no assurance that the Company will consummate such a  transaction,  or that  any  such  transaction  will be  successful.  The inability of the Company to consummate a merger  transaction or other  strategic transaction  would have a material  adverse effect on the Company.  In addition, any such merger or strategic transaction may involve substantial dilution to the interests of the Company's existing stockholders.

Item 3: Controls and Procedures.

Based on his evaluation,  as of a date within 90 days of the filing of this Form
10-QSB,  the  Company's  Interim  Chief  Executive  Officer and Chief  Financial
Officer has concluded that the Company's  controls and procedures (as defined in
Rules  13a-15(e) and 15d-15(e)  under the  Securities  Exchange Act of 1934) are effective.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

In January 2003, Richard J. Kosinski, former Chief Executive Officer,  President and a  director,  and Murray P.  Fish,  former  Chief  Financial  Officer  and a director,  commenced  lawsuits  against  the  Company  in  the  Commonwealth  of
Massachusetts,  County of Essex,  Superior  Court,  seeking  severance and bonus compensation  and other  benefits  allegedly  due them of $200,000  and $190,000 respectively.  Messrs.  Kosinski and Fish also moved for an order of attachment, temporary  restraining  order and preliminary  injunction to prevent the Company from  transferring  an aggregate of $400,000 of its funds pending the outcome of the lawsuits. In February 2003, the Court denied plaintiffs' motions.

In June 2003, the Company entered into a settlement  agreement with Mr. Kosinski pursuant  to which the  Company  paid Mr.  Kosinski  the sum of $127,000 in full settlement of all claims asserted by him in the litigation. In addition, as part of the settlement,  Mr. Kosinski agreed to forfeit options to purchase 1,200,000 shares of the Company's Common Stock.

The  Company  intends to  vigorously  defend the  lawsuit  by Mr.  Fish  seeking
$190,000 in severance,  bonus and other benefits  allegedly due him and believes it has meritorious defenses to the claims asserted.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

Item 5.  OTHER INFORMATION.

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

         31.1  Certification of  Interim  Chief  Executive  Officer   and  Chief
         Financial Officer pursuant to Section 302 of the  Sarbanes-Oxley Act of
         2002.

         32.1  Certification  of  Interim  Chief  Executive  Officer  and  Chief
         Financial Officer pursuant to Section 906 of the  Sarbanes-Oxley Act of
         2002.

         (b) Reports of Form 8-K.

             (1) On January 6, 2003,  the Company  reported under Item 5 of Form
8-K that it had issued a press release  announcing  further  budget cuts so that its cash will be sufficient to fund operations through 2003.

             (2) On January 10, 2003, the Company  reported under Item 5 of Form
8-K that it had issued a press  release  announcing  (i) the  election of Edward
James as Interim  Chief  Executive  Officer and Chief  Financial  Officer of the
Company,  and (ii) the termination of Richard  Kosinksi,  as President and Chief
Executive Officer,  and Murray Fish, as Chief Financial Officer and Secretary of
the Company.

                                   SIGNATURES

            In  accordance  with  the  requirements  of the  Exchange  Act,  the registrant  caused  this  report to be signed on its behalf by the  undersigned, thereunto duly authorized.

       NETWORK-1 SECURITY SOLUTIONS, INC.

       By:  /s/ Edward James
            ----------------
       Edward James, Interim Chief Executive Officer and Chief Financial Officer
       (Principal Executive, Financial and Accounting Officer)

Date: October 31, 2003

