Form 10QSB
period 2003-06-30
NETWORK 1 SECURITY SOLUTIONS INC
filed 2003-11-17
CIK 1065078

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                                  212-829-5770
                           (ISSUER'S TELEPHONE NUMBER)



As of October 30, 2003 there were 8,314,458 shares of Common Stock, $.01 par value per share, 231,054 shares of Series D Convertible Preferred Stock, $.01 par value per share, and 2,483,508 shares of Series E Convertible Preferred Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [_]  No [X]

================================================================================

                       NETWORK-1 SECURITY SOLUTIONS, INC.

                                      INDEX


                                                                        Page No.
  PART I.  FINANCIAL INFORMATION

  Item 1.  CONDENSED FINANCIAL STATEMENTS
           Condensed Balance Sheets as of June 30, 2003 (unaudited) and
                December 31, 2002...........................................3

           Condensed Statements of Operations for the three and six
                months ended June 30, 2003 and 2002 (unaudited).............4

           Condensed Statements of Cash Flows for the six months ended
                June 30, 2003 and 2002 (unaudited)..........................5

           Notes to Condensed Financial Statements..........................6

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......10

  Item 3.  CONTROLS AND PROCEDURES.........................................13

  PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings...............................................13

  Item 2.  Changes in Securities and Use of Proceeds.......................14

  Item 3.  Defaults Upon Senior Securities.................................14

  Item 4.  Submission of Matters to a Vote of Security Holders.............14

  Item 5.  Other Information...............................................14

  Item 6.  Exhibits and Reports on Form 8-K................................14

  SIGNATURES...............................................................15

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                            CONDENSED BALANCE SHEETS


                                                                                         JUNE 30,           DECEMBER 31,
                                                                                          2003                 2002
                                                                                      ------------         ------------
                                                                                      ( UNAUDITED )         ( AUDITED )
ASSETS
Current assets:
    Cash and cash equivalents                                                         $  1,550,000         $  2,029,000
    Accounts receivable                                                                                           6,000
    Prepaid expenses and other current assets                                               39,000               96,000
                                                                                      ------------         ------------

           Total current assets                                                          1,589,000            2,131,000

 Equipment and fixtures                                                                                          22,000
 Security deposits                                                                                                8,000

                                                                                      ------------         ------------
                                                                                      $  1,589,000         $  2,161,000
                                                                                      ============         ============

LIABILITIES
Current liabilities:
    Accounts payable                                                                  $     50,000         $    193,000
    Accrued expenses and other current liabilities                                         424,000              610,000
    Deferred revenue                                                                        12,000              218,000
                                                                                      ------------         ------------

           Total current liabilities                                                       486,000            1,021,000
                                                                                      ------------         ------------

Liability to be settled with equity instrument                                               9,000               55,000
                                                                                      ------------         ------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value, 10,000,000 shares authorized,
   Series D - convertible, voting, authorized 1,250,000 shares; 231,054 shares issued and outstanding at June 30, 2003 and December 31, 2002, liquidation preference of $705,000 at June 30, 2003 and December 31,
        2002.                                                                                2,000                2,000

Series  E - convertible, authorized 3,500,000 shares ; 2,483,508 shares issued and outstanding at June 30, 2003 and December 31, 2002, liquidation preference of $ 5,265,000 at June 30, 2003 and December 31, 2002
                                                                                            25,000               25,000

Common stock - $0.01 par value ; authorized 50,000,000 shares; 8,314,458
       shares issued and outstanding at June 30, 2003 and December 31, 2002                 83,000               83,000
Additional paid-in capital                                                              41,402,000           41,397,000
Accumulated deficit                                                                    (40,418,000)         (40,422,000)
                                                                                      ------------         ------------

           Total stockholders' equity                                                    1,094,000            1,085,000
                                                                                      ------------         ------------

                                                                                      $  1,589,000         $  2,161,000
                                                                                      ============         ============

See notes to condensed financial statements

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                   JUNE 30,                         JUNE 30,
                                                        ----------------------------      ----------------------------
                                                            2003             2002             2003             2002
                                                        -----------      -----------      -----------      -----------
Revenue:
         Licenses                                       $   130,000      $   191,000      $   130,000      $   259,000
         Services                                            34,000           52,000           76,000          102,000
                                                        -----------      -----------      -----------      -----------

                  Total revenue                             164,000          243,000          206,000          361,000
                                                        -----------      -----------      -----------      -----------

Cost of revenue:
         Amortization of software development costs                          125,000                           195,000
         Cost of licenses                                                      7,000                            10,000
         Cost of services                                    17,000           42,000           34,000           84,000
                                                        -----------      -----------      -----------      -----------


                  Total cost of revenue                      17,000          174,000           34,000          289,000
                                                        -----------      -----------      -----------      -----------

Gross  Profit                                               147,000           69,000          172,000           72,000
                                                        -----------      -----------      -----------      -----------

Operating expenses:
          Product development costs                                          397,000                           836,000
          Selling and marketing                                              730,000                         1,349,000
          General and administrative                        285,000          995,000          590,000        1,490,000
                                                        -----------      -----------      -----------      -----------

                   Total operating expenses                 285,000        2,122,000          590,000        3,675,000
                                                        -----------      -----------      -----------      -----------

Loss  before other income                                  (138,000)      (2,053,000)        (418,000)      (3,603,000)
Interest income - net                                         3,000           19,000            7,000           45,000
Gain on sale of assets                                      415,000                           415,000
                                                        -----------      -----------      -----------      -----------

Net income (loss)                                       $   280,000      $(2,034,000)     $     4,000      $(3,558,000)
                                                        ===========      ===========      ===========      ===========

EARNINGS (LOSS) PER COMMON SHARE:
             BASIC                                      $      0.03      $     (0.26)     $      0.00      $     (0.48)
             DILUTED                                    $      0.03      $     (0.26)     $      0.00      $     (0.48)

WEIGHTED AVERAGE SHARES:
             BASIC                                        8,314,458        7,683,900        8,314,458        7,398,221
             DILUTED                                      8,314,458        7,683,900        8,314,458        7,398,221

See notes to condensed financial statements

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                        -------------------------------
                                                                                            2003                2002
                                                                                        -----------         -----------
Cash flows from operating activities:
    Net Income (loss)                                                                   $     4,000         $(3,558,000)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
             Issuance of common stock options and warrants for services rendered               --               416,000
             Valuation adjustment for outstanding stock options                             (41,000)
             Gain on sale of assets                                                        (415,000)
             Provision for doubtful accounts                                                                      5,000
             Depreciation and amortization                                                   22,000             304,000
             Security Deposits written off                                                    8,000

        Changes in:
           Accounts receivable                                                                6,000             (14,000)
           Prepaid expenses and other current assets                                         57,000              50,000
            Accounts payable, accrued expenses and other current liabilities               (329,000)             (4,000)
            Deferred revenue                                                               (206,000)             13,000
                                                                                        -----------         -----------

                  Net cash used in operating activities                                    (894,000)         (2,788,000)
                                                                                        -----------         -----------

Cash flows from investing activities:
            Acquisition of equipment and fixtures                                                              (117,000)
            Proceeds from sale of assets                                                    415,000
            Capitalized software costs                                                                         (180,000)
            Security deposits                                                                                   (13,000)
                                                                                        -----------         -----------

                  Net cash provided by (used in)  investing activities                      415,000            (310,000)
                                                                                        -----------         -----------

Cash flows from financing activities:
            Proceeds from exercise of options and warrants                                                      133,000
                                                                                        -----------         -----------
           Net cash provided by financing activities                                                            133,000
                                                                                        -----------         -----------

NET  DECREASE IN CASH AND CASH EQUIVALENTS                                                 (479,000)         (2,965,000)
Cash and cash equivalents, beginning of period                                            2,029,000           7,121,000
                                                                                        -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $ 1,550,000         $ 4,156,000
                                                                                        ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :

NON CASH TRANSACTIONS :
Non-employee compensation paid with equity stock options                                $     5,000

See notes to condensed financial statements

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]      BASIS OF PRESENTATION:

         The accompanying condensed financial statements as of June 30, 2003 and for the three and six month periods ended June 30, 2003 and June 30, 2002, are unaudited. In the opinion of the management of Network-1 Security Solutions, Inc. (the "Company"), the condensed financial statements contain all adjustments which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 2003, the results of its operations for the three and six months ended June 30, 2003 and 2002 and its cash flows for the six months ended June 30, 2003 and June 30, 2002. The condensed financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2003 and 2002 are not necessarily indicative of the results of operations to be expected for the full year.

[2]      BUSINESS:

         The Company developed, marketed, licensed and supported its proprietary network security software products designed to provide comprehensive security to computer networks. The Company also provided maintenance and training services.

         In December 2002, the Company discontinued its software product line and associated operations, ceased its product development and substantially eliminated its sales and marketing efforts and during May 2003, sold substantially all of its intellectual property. Through a series of layoffs, the Company has reduced its workforce to a current level of two employees and a consultant. The Company has closed its various offices upon termination of leases during 2002 and 2003. Management is focusing its efforts on seeking a merger candidate for the Company or other strategic transaction.

[3]      STOCK-BASED COMPENSATION:

         The Company accounts for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was released in December 2002 as an amendment of SFAS No. 123. The following table illustrates the effect on net income (loss) and loss per share if the fair value-based method had been applied to all awards.

                       NETWORK-1 SECURITY SOLUTIONS, INC.

[3]      STOCK-BASED COMPENSATION (CONTINUED)

                                                                                   SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                        ----------------------------------------
                                                                              2003                    2002
                                                                        ----------------        ----------------
                                                                           (UNAUDITED)             (UNAUDITED)
         Reported net income (loss)                                     $          4,000        $     (3,558,000)
         Stock-based employee compensation expense included in
             reported net loss, net of related tax effects                          --                      --
         Stock-based employee compensation determined under the
             fair value-based method, net of related tax effects                  (4,000)               (141,000)
                                                                        ----------------        ----------------

         Pro forma net income (loss)                                    $              0        $     (3,699,000)
                                                                        ================        ================

         Net income (loss) per common share (basic and diluted):
             As reported                                                $           0.00        $          (0.48)
                                                                        ================        ================

             Pro forma                                                  $           0.00        $          (0.50)
                                                                        ================        ================

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing utilizing the following weighted average assumptions :

                                                           SIX MONTHS ENDED
                                                                JUNE 30,
                                                        ------------------------
                                                          2003            2002
                                                        --------        --------
         Risk-free interest rates                         2.36 %          4.08 %
         Expected option life in years                    5.00            6.60
         Expected stock price volatility                112.00 %        112.00 %
         Expected dividend yield                          0.00 %          0.00 %

[4]      REVENUE RECOGNITION:

         License revenue is recognized upon delivery of software or delivery of a required software key. License revenue from distributors or resellers is recognized as the distributor or reseller delivers software or the required software key to end users or original equipment manufacturers. Service revenues consist of maintenance and training services. Annual renewable maintenance fees are a separate component of each contract, and are recognized ratably over the contract term. Training revenues are recognized as such services are performed. Revenues from advance license fees are deferred until they are earned pursuant to the agreements.

         On May 30, 2003, the Company completed the sale of its CyberwallPLUS technology and assigned its rights under the Falconstor Agreement (See Note C). The Company recognized the remaining $130,000 of deferred revenue relating to Falconstor Agreement during the three months ended June 30, 2003.

                       NETWORK-1 SECURITY SOLUTIONS, INC.

[5]      EARNINGS (LOSS) PER SHARE:

         Basic earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share data includes the dilutive effects of options, warrants and convertible securities. Potential dilutive shares of 17,823,724 and 17,985,282 are outstanding for the three and six month periods ending June 30, 2003, respectively. However, these shares are not included in the calculation of diluted earnings per share because the options and warrants exercise prices and the preferred shares conversion prices were greater than the average market price of the Company's common stock during the three and six month periods ending June 30, 2003. Potential shares of 19,002,335 for the three and six months ended June 30, 2002 are anti-dilutive and are not included in the calculation of diluted loss per share. Such potential common shares reflect options, warrants, convertible preferred stock and convertible notes.

[6]      CASH CONCENTRATION:

         The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). At June 30, 2003, the Company maintained cash balances of $1,456,000 in excess of FDIC limits.


NOTE B - LIABILITY TO BE SETTLED IN EQUITY INSTRUMENTS

         On April 18, 2002, in consideration of additional consulting and financial advisory services, the Company issued to CMH Capital Management Corp.("CMH" ) options to purchase 750,000 shares of the common stock at an exercise price of $1.20 per share, which was the market price of the Company's common stock on the date of issuance. Corey M.Horowitz, Chairman of the Board of Directors of the Company, is the sole owner and officer of CMH. The shares underlying the option shall vest over a three-year period in equal amounts of 250,000 shares per year beginning April 18, 2003. In addition, the shares underlying the option shall vest in full in the event of a "change of control" or in the event that the closing price of the Company's common stock reaches a minimum of $3.50 per share for 20 consecutive trading days. These options are treated as contingent options and valued utilizing the Black-Scholes option pricing model at each balance sheet date. These options were originally priced in the quarter ended June 30, 2002 at $416,000. Subsequently, they were revalued to $55,000 at December 31, 2002 and $14,000 at March 31, 2003. The fair value of these options remained unchanged at April 18, 2003. On April 18, 2003, 250,000 of these options, having fair value of $5,000 as of that date, vested. Accordingly, $5,000 was reallocated to Additional Paid-in-Capital by correspondingly reducing the liability. The options to purchase the remaining 500,000 shares continue to be treated as contingent options and valued utilizing the Black-Scholes option pricing model at each balance sheet date using the same weighted average assumptions as stated in Note A[3]. At June 30, 2003 these 500,000 options were valued at $9,000.


NOTE C - GAIN ON SALE OF ASSETS

         On May 30, 2003, the Company completed the sale of its CyberwallPlus technology and related intellectual property (the "Assets") and assignment of its rights under the Falconstar Agreement for aggregate proceeds of $415,000. The carrying value of these Assets was written down to zero in the third quarter of 2002. The $415,000 is reflected as "Gain on Sale of Assets" in the condensed statements of operations.

                       NETWORK-1 SECURITY SOLUTIONS, INC.

NOTE D - LITIGATION

         In January 2003, the former Chief Financial Officer and a director of the Company commenced a lawsuit against the Company for breach of his employment agreement for $190,000. Management believes that it has meritorious defenses to the claims asserted. Accordingly, the Company has not accrued any amount at June 30, 2003 that might result from the outcome of this litigation.

NOTE E - SETTLEMENT WITH FORMER CHIEF EXECUTIVE OFFICER (THE "FORMER CEO")

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

                       NETWORK-1 SECURITY SOLUTIONS, INC.

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

Results of Operations:

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Revenues decreased by $79,000 or 33%, from $243,000 for the three months ended June 30, 2002 to $164,000 for the three months ended June 30, 2003. Revenues during the quarter of $130,000 were related to the recognition of deferred revenue relating to the Falconstor Agreement. Revenues during the quarter of $34,000 were related to the amortization of deferred maintenance revenues from customers who had elected to purchase maintenance and support contracts in earlier periods. The Company's lack of new license revenues for the three months ended June 30, 2003 resulted from the Company's decision to discontinue its software product line in December 2002.

The cost of revenues for the three months ended June 30, 2003 was $17,000. This cost relates to one employee who provides services under the Company's maintenance and support contracts. Amortization of software development costs was $125,000 for the three months ended June 30, 2002. Cost of licenses consisted of software media (disks), documentation, product packaging, production costs and product royalties. Cost of licenses was $7,000 for the three months ended June 30, 2002. Cost of services consists of salaries, benefits and overhead associated with the technical support of maintenance contracts. Cost of services decreased by $25,000 or 60% from $42,000 for the three months ended June 30, 2002 to $17,000 for the three months ended June 30, 2003. The decrease in the cost of revenue during the quarter ended June 30, 2003 is directly a result of the Company's decision to discontinue its software product line in December 2002.

Gross profit was $147,000 for the three months ended June 30, 2003 compared to a gross profit of $69,000 for the three months ended June 30, 2002, representing 90% and 28% of revenues, respectively.

Product development costs consisted of salaries, benefits, bonuses, travel and related costs of the Company's product development personnel, including consulting fees and the costs of computer

                       NETWORK-1 SECURITY SOLUTIONS, INC.

equipment used in product and technology development. Product development costs was $397,000 for the three months ended June 30, 2002.

Selling and marketing expenses consisted primarily of salaries, including commissions, benefits, bonuses, travel, advertising, public relations, consultants and trade shows. Selling and marketing expenses were $730,000 for the three months ended June 30, 2002.
..
General and administrative expenses include employee costs, including salary, benefits, travel and other related expenses associated with management, finance and accounting operations and legal and other professional services provided to the Company. General and administrative expenses decreased by $710,000, from $995,000 for the three months ended June 30, 2002 to $285,000 for the three months ended June 30, 2003. Expenses during the quarter ended June 30, 2003 included expenses associated with the discontinuation of the Company's product line and general downsizing associated with the termination of the Company's software product business.

The Company had an operating loss of $138,000 for the three months ended June 30, 2003 compared with a net operating loss of $2,053,000 for the three months ended June 30, 2002. No provision for or benefit from federal, state or foreign income taxes was recorded for three months ended June 30, 2003 and 2002 because the Company incurred net operating losses and fully reserved its deferred tax assets as their future realization could not be determined.

On May 30, 2003, the Company completed the sale of its CyberwallPlus technology and related intellectual property (the "Assets") and assignment of its rights under the Falconstar Agreement for aggregate proceeds of $415,000. The carrying value of these Assets was written down to zero in the third quarter of 2002. The $415,000 is included as "Gain on Sale of Assets" in the condensed statements of operations for the three months ended June 30, 2003.

As a result of the foregoing, the Company had net income of $280,000 for the three months ended June 30, 2003 compared with a net loss of $(2,034,000) for the three months ended June 30, 2002.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Revenues decreased by $155,000 or 43%, from $361,000 for the six months ended June 30, 2002 to $206,000 for the six months ended June 30, 2003. Revenues during the six months ended June 30, 2003 of $130,000 were related to the recognition of deferred revenue relating to the Falconstor Agreement. Revenues during the six months ended June 30, 2003 of $76,000 were related to the amortization of deferred maintenance revenues from customers who had elected to purchase maintenance and support contracts in earlier periods. The Company's lack of new license revenues for the six months ended June 30, 2003 resulted from the Company's decision to discontinue its software product line in December 2002.

The cost of revenues for the six months ended June 30, 2003 was $34,000. This cost relates to one employee who provides services under the Company's maintenance and support contracts. Amortization of software development costs were $195,000 for the six months ended June 30, 2002. Cost of licenses consisted of software media (disks), documentation, product packaging, production costs and product royalties. Cost of licenses were $10,000 for the six months ended June 30, 2002. Cost of services consists of salaries, benefits and overhead associated with the technical support of maintenance contracts. Cost of services were $34,000 for the six months ended June 30, 2003 as compared to $84,000 for the six months ended June 30, 2002. The decrease in the cost of revenue during the six months ended June 30, 2003 is directly a result of the Company's decision to discontinue its software product line in December 2002.

                       NETWORK-1 SECURITY SOLUTIONS, INC.

Gross profit was $172,000 for the six months ended June 30, 2003 compared to a gross profit of $72,000 for the six months ended June 30, 2002, representing 83% and 20% of revenues, respectively.

Product development costs consisted of salaries, benefits, bonuses, travel and related costs of the Company's product development personnel, including consulting fees and the costs of computer equipment used in product and technology development. Product development costs was $836,000 for the six months ended June 30, 2002.

Selling and marketing expenses consisted primarily of salaries, including commissions, benefits, bonuses, travel, advertising, public relations, consultants and trade shows. Selling and marketing expenses were $1,349,000 for the six months ended June 30, 2002.
..
General and administrative expenses include employee costs, including salary, benefits, travel and other related expenses associated with management, finance and accounting operations, and legal and other professional services provided to the Company. General and administrative expenses decreased by $900,000, from $1,490,000 for the six months ended June 30, 2002 to $590,000 for the six months ended June 30, 2003. Expenses during the six months ended June 30, 2003 included expenses associated with the discontinuation of the Company's product line and associated headcount reduction and general downsizing associated with the termination of the Company's software product business.

The Company had an operating loss of $418,000 for the six months ended June 30, 2003 compared with a operating loss of $3,603,000 for the six months ended June 30, 2002. No provision for or benefit from federal, state or foreign income taxes was recorded for six months ended June 30, 2003 and 2002 because the Company incurred net operating losses and fully reserved its deferred tax assets as their future realization could not be determined.

On May 30, 2003, the Company completed the sale of its CyberwallPlus technology and related intellectual property (the "Assets") and assignment of its rights under the Falconstar Agreement for aggregate proceeds of $415,000. The carrying value of these Assets was written down to zero in the third quarter of 2002. The $415,000 is included as "Gain on Sale of Assets" in the condensed statements of operations for the six months ended June 30, 2003.

As a result of the foregoing, the Company had net income of $4,000 for the six months ended June 30, 2003 compared to a net loss of $3,558,000 for the six months ended June 30, 2002.

Liquidity and Capital Resources

At June 30, 2003, the Company had $1,550,000 of cash and cash equivalents and working capital of $1,103,000. Net cash used in operating activities was $2,788,000 during the six months ended June 30, 2002 and net cash used in operating activities was $894,000 during the six months ended June 30, 2003. Net cash used in operating activities for the six months ended June 30, 2003 was primarily attributable to a decrease in accounts payable, accrued expenses and other current liabilities of $329,000 and the recognition of deferred revenue of $206,000 which was partially offset by an increase in prepaid expenses of $57,000 and depreciation and amortization expenses of $22,000. Net cash used in investing activities during the six months ended June 30, 2002 was $310,000.

The Company's operating activities during the six months ended June 30, 2003 were financed with the remaining funds raised in the 2001 financing of $6,765,000 and the $415,000 received from the Company's sale of its CyberwallPLUS software and related intellectual property. The Company does not currently have a line of credit from a commercial bank or other institution.

                       NETWORK-1 SECURITY SOLUTIONS, INC.

The Company anticipates, based on currently proposed plans and assumptions, that its cash balance of approximately $1,266,000 as of October 31, 2003 will be sufficient to satisfy the Company's limited operations and capital requirements until at least October 2004. There can be no assurance, however, that such funds will not be expended prior thereto. In the event the Company's plans change, or its assumptions change, or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), the Company may have insufficient funds to support its operations prior to October 2004. In the third and fourth quarters of 2002, the Company instituted certain measures to reduce its overhead including decreasing its headcount from 39 employees to its current level of two employees and one consultant and the closing of its China development office and its Taiwan sales office. In December 2002 the Company discontinued its product offering in order to preserve cash as the Company continues to seek a merger or other strategic transaction. In May 2003, the Company completed the sale of its CyberwallPlus technology and related intellectual property for an aggregate consideration of $415,000. The Company is actively engaged in seeking merger candidates or other strategic transaction. There is, however, no assurance that the Company will consummate such a transaction, or that any such transaction will be successful. The inability of the Company to consummate a merger transaction or strategic transaction would have a material adverse effect on the Company. In addition, any such merger or other strategic transaction may involve substantial dilution to the interests of the Company's existing stockholders.

Item 3: Controls and Procedures.

Based on his evaluation, as of a date within 90 days of the filing of this Form 10-QSB, the Company's Interim Chief Executive Officer and Chief Financial Officer has concluded that the Company's controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

         In January 2003, Richard J. Kosinski, former Chief Executive Officer, President and a director, and Murray P. Fish, former Chief Financial Officer and a director, commenced lawsuits against the Company in the Commonwealth of Massachusetts, County of Essex, Superior Court, seeking severance and bonus compensation and other benefits allegedly due them of $200,000 and $190,000, respectively. Messrs. Kosinski and Fish also moved for an order of attachment, temporary restraining order and preliminary injunction to prevent the Company from transferring an aggregate of $400,000 of its funds pending the outcome of the lawsuits. In February 2003, the Court denied plaintiffs' motions.

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

                       NETWORK-1 SECURITY SOLUTIONS, INC.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

         31.1 Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



         (b) Reports on Form 8-K.


         On June 5, 2003, the Company reported under Item 2 of Form 8-K that it had completed the sale of its CyberwallPLUS distributed firewall technology and related intellectual property for $415,000.

                       NETWORK-1 SECURITY SOLUTIONS, INC.

                                   SIGNATURES

                        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        NETWORK-1 SECURITY SOLUTIONS, INC.


                        By:  /s/ Edward James
                        -------------------------------------------------------
                        Edward James, Interim Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)







  Date: November 14, 2003