Form 10QSB
period 2003-09-30
NETWORK 1 SECURITY SOLUTIONS INC
filed 2003-11-17
CIK 1065078

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                       NETWORK-1 SECURITY SOLUTIONS, INC.

                                      INDEX


                                                                        Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  CONDENSED FINANCIAL STATEMENTS
         Condensed Balance Sheets as of September 30, 2003 (unaudited)
                  and December 31, 2002......................................3

         Condensed Statements of Operations for the three and nine months ended September 30, 2003 and 2002 (unaudited)..............4

         Condensed Statements of Cash Flows for the nine months ended
                  September 30, 2003 and 2002 (unaudited)....................5

         Notes to Condensed Financial Statements.............................6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........10

Item 3.  CONTROLS AND PROCEDURES............................................13

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..................................................13

Item 2.  Changes in Securities and Use of Proceeds..........................14

Item 3.  Defaults Upon Senior Securities....................................14

Item 4.  Submission of Matters to a Vote of Security Holders................14

Item 5.  Other Information..................................................14

Item 6.  Exhibits and Reports on Form 8-K...................................14

SIGNATURES..................................................................15

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                            CONDENSED BALANCE SHEETS


                                                                                     SEPTEMBER 30,        DECEMBER 31,
                                                                                          2003                2002
                                                                                     ------------         ------------
                                                                                     ( UNAUDITED )         ( AUDITED )
ASSETS
Current assets:
    Cash and cash equivalents                                                        $  1,344,000         $  2,029,000
    Accounts receivable                                                                                          6,000
    Prepaid expenses and other current assets                                              10,000               96,000
                                                                                     ------------         ------------

           Total current assets                                                         1,354,000            2,131,000

 Equipment and fixtures                                                                                         22,000
 Security deposits                                                                                               8,000
                                                                                     ------------         ------------

                                                                                     $  1,354,000         $  2,161,000
                                                                                     ============         ============

LIABILITIES
Current liabilities:
    Accounts payable                                                                       52,000         $    193,000
    Accrued expenses and other current liabilities                                        422,000              610,000
    Deferred revenue                                                                                           218,000
                                                                                     ------------         ------------

           Total current liabilities                                                      474,000            1,021,000
                                                                                     ------------         ------------

Liability to be settled with equity instrument                                              1,000               55,000
                                                                                     ------------         ------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value, 10,000,000 shares authorized,
     Series D - convertible, voting, authorized 1,250,000 shares;
     231,054 shares issued and outstanding at September 30, 2003 and December 31, 2002, liquidation preference of $705,000 at
     September 30, 2003 and December 31, 2002                                               2,000                2,000

     Series E - convertible, authorized 3,500,000 shares ; 2,483,508 shares issued and outstanding at September 30, 2003 and December 31, 2002, liquidation preference of $ 5,265,000 at September 30, 2003 and December
     31, 2002
                                                                                           25,000               25,000

Common stock - $0.01 par value ; authorized 50,000,000 shares;
     8,314,458 shares issued and outstanding at September 30, 2003 and
     December 31, 2002                                                                     83,000               83,000
Additional paid-in capital                                                             41,402,000           41,397,000
Accumulated deficit                                                                   (40,633,000)         (40,422,000)
                                                                                     ------------         ------------

           Total stockholders' equity                                                     879,000            1,085,000
                                                                                     ------------         ------------

                                                                                     $  1,354,000         $  2,161,000
                                                                                     ============         ============

See notes to condensed financial statements

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                            SEPTEMBER 30,
                                                         -------------------------------         -------------------------------
                                                             2003                2002                2003                2002
                                                         -----------         -----------         -----------         -----------
Revenue:
        Licenses                                                             $   106,000         $   130,000         $   365,000
        Services                                         $    12,000              54,000              88,000             156,000
                                                         -----------         -----------         -----------         -----------

Total revenue                                                 12,000             160,000             218,000             521,000
                                                         -----------         -----------         -----------         -----------

Cost of revenue:
       Amortization of software development costs                                546,000                                 741,000
       Cost of licenses                                                            3,000                                  13,000
       Cost of services                                       17,000              34,000              51,000             118,000
                                                         -----------         -----------         -----------         -----------

                  Total cost of revenue                       17,000             583,000              51,000             872,000
                                                         -----------         -----------         -----------         -----------

Gross  Profit (loss)                                          (5,000)           (423,000)            167,000            (351,000)
                                                         -----------         -----------         -----------         -----------

Operating expenses:
        Product development costs                                                497,000                               1,333,000
        Selling and marketing                                                    493,000                               1,842,000
        General and administrative                           212,000             390,000             802,000           1,880,000
                                                         -----------         -----------         -----------         -----------

                   Total operating expenses                  212,000           1,380,000             802,000           5,055,000
                                                         -----------         -----------         -----------         -----------

Loss before other income                                    (217,000)         (1,803,000)           (635,000)         (5,406,000)
Interest income - net                                          2,000              13,000               9,000              58,000
Gain on sale of assets                                                                               415,000
                                                         -----------         -----------         -----------         -----------

Net loss                                                 $  (215,000)        $(1,790,000)        $  (211,000)        $(5,348,000)
                                                         ===========         ===========         ===========         ===========

LOSS PER COMMON SHARE BASIC AND DILUTED                  $     (0.03)        $     (0.23)        $     (0.03)        $     (0.71)
                                                         ===========         ===========         ===========         ===========

WEIGHTED AVERAGE SHARES BASIC AND DILUTED                  8,314,458           7,717,927           8,314,458           7,505,961
                                                         ===========         ===========         ===========         ===========

See notes to condensed financial statements

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                       -------------------------------
                                                                                           2003                2002
                                                                                       -----------         -----------
Cash flows from operating activities:
    Net loss                                                                           $  (211,000)        $(5,348,000)
    Adjustments to reconcile net loss to net cash used in operating activities:
            Valuation adjustment for outstanding stock options                             (49,000)            292,000
            Gain on sale of assets                                                        (415,000)
            Provision for doubtful accounts                                                                     35,000
            Depreciation and amortization                                                   22,000             890,000
            Loss on abandonment of Capital Equipment                                                            58,000
            Security deposits written off                                                    8,000

        Changes in:
           Accounts receivable                                                               6,000            (114,000)
           Prepaid expenses and other current assets                                        86,000              80,000
            Accounts payable, accrued expenses and other current liabilities              (329,000)            158,000
            Deferred revenue                                                              (218,000)             35,000
                                                                                       -----------         -----------

                     Net cash used in operating activities                              (1,100,000)         (3,914,000)
                                                                                       -----------         -----------

Cash flows from investing activities:
            Acquisition of equipment and fixtures                                                             (117,000)
            Proceeds from sale of assets                                                   415,000
            Capitalized software costs                                                                        (180,000)
            Security deposits
                                                                                       -----------         -----------
                     Net cash  provided by (used in)  investing activities                 415,000            (297,000)
                                                                                       -----------         -----------

Cash flows from financing activities:
            Proceeds from exercise of options and warrants                                                     133,000
                                                                                       -----------         -----------

                     Net cash provided by financing activities                                                 133,000
                                                                                       -----------         -----------

NET  DECREASE IN CASH AND CASH EQUIVALENTS                                                (685,000)         (4,078,000)
Cash and cash equivalents, beginning of period                                           2,029,000           7,121,000
                                                                                       -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $ 1,344,000         $ 3,043,000
                                                                                       ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :



NON CASH TRANSACTIONS :
Non-employee compensation paid with stock options                                      $     5,000
Conversion of 459,893 shares of Series E Preferred stock into 919,786 shares of
   common stock                                                                                            $     5,000

See notes to condensed financial statements

                       NETWORK-1 SECURITY SOLUTIONS, INC.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]      BASIS OF PRESENTATION:

         The accompanying condensed financial statements as of September 30, 2003 and for the three and nine month periods ended September 30, 2003 and September 30, 2002, are unaudited. In the opinion of the management of Network-1 Security Solutions, Inc. (the "Company"), the condensed financial statements contain all adjustments which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 2003, the results of its operations for the three and nine months ended September 30, 2003 and 2002, and its cash flows for the nine month periods ended September 30, 2003 and September 30, 2002. The condensed financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results of operations to be expected for the full year.

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

                       NETWORK-1 SECURITY SOLUTIONS, INC.

[3]      STOCK-BASED COMPENSATION (CONTINUED)

                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                        -------------------------------
                                                                           2003                2002
                                                                        -----------         -----------
                                                                        (UNAUDITED)         (UNAUDITED)
         Reported net loss                                              $  (215,000)        $(5,348,000)
         Stock-based employee compensation expense included in
             reported net loss, net of related tax effects                     --                  --
         Stock-based employee compensation determined under the
             fair value-based method, net of related tax effects             (7,000)           (245,000)
                                                                        -----------         -----------
         Pro forma net loss                                             $  (222,000)        $(5,593,000)
                                                                        ===========         ===========

         Loss per common share (basic and diluted):
             As reported                                                $     (0.03)        $     (0.71)
                                                                        ===========         ===========

             Pro forma                                                  $     (0.03)        $     (0.75)
                                                                        ===========         ===========

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing utilizing the following weighted average assumptions :

                                                          NINE MONTHS ENDED
                                                               JUNE 30,
                                                     --------------------------
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

         On May 30, 2003, the Company completed the sale of its CyberwallPLUS technology and assigned its rights under the Falconstar Agreement (See Note C). The Company recognized revenue of $218,000 for the nine months ended September 30, 2003, which had been deferred at December 31, 2002.

                       NETWORK-1 SECURITY SOLUTIONS, INC.

[5]      LOSS PER SHARE:

         Basic loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. Potential shares of 16,394,453 and 18,853,335 at September 30, 2003 and 2002, respectively, are anti-dilutive, and are not included in the calculation of diluted loss per share. Such potential common shares reflect options, warrants, convertible preferred stock and convertible notes.

[6]      CASH CONCENTRATION:

         The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). At September 30, 2003, the Company maintained cash balances of $1,219,000 in excess of FDIC limits.


NOTE B - LIABILITY TO BE SETTLED IN EQUITY INSTRUMENTS

         On April 18, 2002, in consideration of additional consulting and financial advisory services, the Company issued to CMH Capital Management Corp. ("CMH") an option to purchase 750,000 shares of the common stock at an exercise price of $1.20 per share, which was the market price of the Company's common stock on the date of issuance. Corey M.Horowitz, Chairman of the Board of Directors of the Company, is the sole owner and officer of CMH. The shares underlying the option shall vest over a three-year period in equal amounts of 250,000 shares per year beginning April 18, 2003. In addition, the shares underlying the option shall vest in full in the event of a "change of control" or in the event that the closing price of the Company's common stock reaches a minimum of $3.50 per share for 20 consecutive trading days. These options are treated as contingent options and valued utilizing the Black-Scholes option pricing model at each balance sheet date. These options were originally priced in the quarter ended June 30, 2002 at $416,000. Subsequently, they were revalued to $55,000 at December 31,2002 and $14,000 at March 31, 2003. The fair value of these options remained unchanged at April 18, 2003. On April 18, 2003, 250,000 of these options, having fair value of $5,000 as of that date, vested. Accordingly, $5,000 was reallocated to Additional Paid-in-Capital by correspondingly reducing the liability. The options to purchase the remaining 500,000 shares continue to be treated as contingent options and valued utilizing the Black-Scholes option pricing model at each balance sheet date using the same weighted average assumptions as stated in Note A[3]. At June 30, 2003 these 500,000 options were valued at $9,000 and further revalued to $1,000 at September 30, 2003. The decrease in the valuation of $8,000 for the three months ended September 30, 2003 has been reflected as a reduction of general and administrative expenses.

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

                       NETWORK-1 SECURITY SOLUTIONS, INC.

NOTE D - LITIGATION

         In January 2003, the former Chief Financial Officer and a director of the Company commenced a lawsuit against the Company for breach of his employment agreement for $190,000. Management believes that it has meritorious defenses to the claims asserted. Accordingly, the Company has not accrued any amount at September 30, 2003 that might result from the outcome of this litigation.

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

OVERVIEW

Until December 2002, Network-1 Security Solutions, Inc. (the "Company") developed, marketed and licensed security software products designed to prevent unauthorized access to information residing on an enterprise's computers. In December 2002, the Company discontinued offering its security software product line, as it was unable to achieve sufficient product revenue to support the expenses of such operations. Management is focusing its efforts on seeking a merger candidate or other strategic transaction for the Company. In May 2003, the Company completed the sale of its CyberwallPlus technology and related intellectual property to an unrelated third party for $415,000.

Results of Operations:

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Revenues decreased by $148,000 or 93%, from $160,000 for the three months ended September 30, 2002 to $12,000 for the three months ended September 30, 2003. The Company's lack of new license revenues for the three months ended September 30, 2003 resulted from the Company's decision to discontinue its software product line in December 2002. Revenues during the quarter were related to the amortization of deferred maintenance revenues from customers who had elected to purchase maintenance and support contracts in earlier periods.

The cost of revenues for the three months ended September 30, 2003 was $17,000. This cost relates to one employee who provides services under the Company's maintenance and support contracts. Amortization of software development costs were $546,000 for the three months ended September 30, 2002. Cost of licenses consisted of software media (disks), documentation, product packaging, production costs and product royalties. Cost of licenses were $3,000 for the three months ended September 30, 2002. Cost of services consists of salaries, benefits and overhead associated with the technical support of maintenance contracts. Cost of services decreased by $17,000 or 50% from $34,000 for the three months ended September 30, 2002 to $17,000 for the three months ended September 30, 2003. The decrease in the cost of revenue during the quarter ended September 30, 2003 is directly a result of the Company's decision to discontinue its software product line in December 2002.

Gross loss was $5,000 for the three months ended September 30, 2003 compared to a gross loss of $423,,000 for the three months ended September 30, 2002.

Product development costs consisted of salaries, benefits, bonuses, travel and related costs of the Company's product development personnel, including consulting fees and the costs of computer equipment used in product and technology development. Product development costs were $497,000 for the three months ended September 30, 2002.

                       NETWORK-1 SECURITY SOLUTIONS, INC.

Selling and marketing expenses consisted primarily of salaries, including commissions, benefits, bonuses, travel, advertising, public relations, consultants and trade shows. Selling and marketing expenses were $493,000 for the three months ended September 30, 2002.

General and administrative expenses include employee costs, including salary, benefits, travel and other related expenses associated with management, finance and accounting operations and legal and other professional services provided to the Company. General and administrative expenses decreased by $178,000, from $390,000 for the three months ended September 30, 2002 to $212,000 for the three months ended September 30, 2003. Expenses during the quarter ended September 30, 2003 included expenses associated with the discontinuation of the Company's product line and associated headcount reduction and general downsizing associated with the termination of the Company's software product business. For the quarter ended September 30, 2003, these expenses were offset by an $8,000 reversal of expenses related to the valuation of warrants.

The Company had an operating loss of $217,000 for the three months ended September 30, 2003 compared to a net operating loss of $1,803,000 for the three months ended Septmeber 30,2002. No provision for or benefit from federal, state or foreign income taxes was recorded for three months ended September 30, 2003 and 2002 because the Company incurred net operating losses and fully reserved its deferred tax assets as their future realization could not be determined.

As a result of the foregoing, the Company had net loss of $215,000 for the three months ended September 30, 2003 compared with a net loss of $1,790,000 for the three months ended September 30, 2002.


NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Revenues decreased by $303,000 or 58%, from $521,000 for the nine months ended September 30, 2002 to $218,000 for the nine months ended September 30, 2003. Revenues during the nine months ended September 30, 2003 of $130,000 were related to the recognition of deferred revenue relating to the Falconstor Agreement. Revenues during the nine months ended September 30, 2003 of $88,000 were related to the amortization of deferred maintenance revenues from customers who had elected to purchase maintenance and support contracts in earlier periods. The Company's lack of new license revenues for the nine months ended September 30, 2003 resulted from the Company's decision to discontinue its software product line in December 2002.

The cost of revenues for the nine months ended September 30, 2003 was $51,000. This cost relates to one employee who provided services under the Company's maintenance and support contracts. Amortization of software development costs were $741,000 for the nine months ended September 30, 2002. Cost of licenses consisted of software media (disks), documentation, product packaging, production costs and product royalties. Cost of licenses were $13,000 for the nine months ended September 30, 2002. Cost of services consists of salaries, benefits and overhead associated with the technical support of maintenance contracts. Cost of services were $51,000 for the nine months ended September 30, 2003 as compared to $118,000 for the nine months ended September 30, 2002. The decrease in the cost of revenue during the nine months ended September 30, 2003 is directly a result of the Company's decision to discontinue its software product line in December 2002.

Gross profit was $167,000 for the nine months ended September 30, 2003 compared to a gross loss of $351,000 for the nine months ended September 30, 2002.

                       NETWORK-1 SECURITY SOLUTIONS, INC.

Product development costs consisted of salaries, benefits, bonuses, travel and related costs of the Company's product development personnel, including consulting fees and the costs of computer equipment used in product and technology development. Product development costs were $1, 333,000 for the nine months ended September 30, 2002.

Selling and marketing expenses consisted primarily of salaries, including commissions, benefits, bonuses, travel, advertising, public relations, consultants and trade shows. Selling and marketing expenses were $1,842,000 for the nine months ended September 30, 2002.

General and administrative expenses include employee costs, including salary, benefits, travel and other related expenses associated with management, finance and accounting operations, and legal and other professional services provided to the Company. General and administrative expenses decreased by $1,078,000, from $1,880,000 for the nine months ended September 30, 2002 to $802,000 for the nine months ended September 30, 2003. Expenses during the nine months ended June 30, 2003 included expenses associated with the discontinuation of the Company's product line and associated headcount reduction and general downsizing associated with the termination of the Company's software product business. For the nine months ended September 30, 2003, these expenses were offset by a $49,000 reversal of expense related to the valuation of warrants.

The Company had an operating loss of $635,000 for the nine months ended September 30, 2003 compared with an operating loss of $5,406,000 for the nine months ended September 30, 2002. No provision for or benefit from federal, state or foreign income taxes was recorded for nine months ended September 30, 2003 and 2002 because the Company incurred net operating losses and fully reserved its deferred tax assets as their future realization could not be determined.

On May 30, 2003, the Company completed the sale of its CyberwallPlus technology and related intellectual property (the "Assets") and assignment of its rights under the Falconstar Agreement for aggregate proceeds of $415,000. The carrying value of these Assets was written down to zero in the third quarter of 2002. The $415,000 is included as "Gain on Sale of Assets" in the condensed statements of operations.

As a result of the foregoing, the Company had net loss of $211,000 for the nine months ended September 30, 2003 compared with a net loss of $5,348,000 for the nine months ended September 30, 2002.


Liquidity and Capital Resources

At September 2003, the Company had $1,344,000 of cash and cash equivalents and working capital of $880,000. Net cash used in operating activities was $3,914,000 during the nine months ended September 30, 2002 and net cash used in operating activities was 1,100,000 during the nine months ended September 30, 2003. Net cash used in operating activities for the nine months ended September 30, 2003 was primarily attributable to the net loss of $211,000, a decrease in accounts payable, accrued expenses and other current liabilities of $329,000 and the recognition of deferred revenue of $218,000 partially offset by a decrease in prepaid expense of $86,000 and depreciation and amortization expense of $22,000. Net cash used in investing activities during the nine months ended September 30, 2002 was $297,000.


The Company's operating activities during the nine months ended September 30, 2003 were financed with the remaining funds raised in the 2001 financing of $6,765,000 and the $415,000 received from

                       NETWORK-1 SECURITY SOLUTIONS, INC.

the Company's sale of its CyberwallPLUS software and related intellectual property. The Company does not currently have a line of credit from a commercial bank or other institution.

The Company anticipates, based on currently proposed plans and assumptions, that its cash balance of approximately $1,266,000 as of October 31, 2003 will be sufficient to satisfy the Company's limited operations and capital requirements until at least October 2004. There can be no assurance, however, that such funds will not be expended prior thereto. In the event the Company's plans change, or its assumptions change, or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), the Company may have insufficient funds to support its operations prior to October 2004. In the third and fourth quarters of 2002, the Company instituted certain measures to reduce its overhead including decreasing its headcount from 39 employees to its current level of one employee and one consultant and the closing of its China development office and its Taiwan sales office. In December 2002, the Company discontinued its product offering in order to preserve cash as the Company continues to seek a merger or other strategic transaction. In May 2003, the Company completed the sale of its CyberwallPlus technology and related intellectual property for an aggregate consideration of $415,000. The Company is actively engaged in seeking merger candidates or other strategic transaction. There is, however, no assurance that the Company will consummate such a transaction, or that any such transaction will be successful. The inability of the Company to consummate a merger transaction or other strategic transaction would have a material adverse effect on the Company. In addition, any such merger or other strategic transaction may involve substantial dilution to the interests of the Company's existing stockholders.

Item 3: Controls and Procedures.

Based on his evaluation, the Company's Interim Chief Executive Officer and Chief Financial Officer has concluded that the Company's controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934) are effective as of the end of the period covered by this report.

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

                       NETWORK-1 SECURITY SOLUTIONS, INC.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

         31.1 Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



         (b) Reports of Form 8-K.

         On July 8, 2003, the Company reported under Item 5 of Form 8-K that it had entered into a settlement agreement with Richard Kosinski, its former President and Chief Executive Officer, with respect to a lawsuit commenced by Mr. Kosinski in January 2003.

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