Form 10KSB
period 2003-12-31
NETWORK 1 SECURITY SOLUTIONS INC
filed 2004-04-14
CIK 1065078

================================================================================
                    U. S. Securities and Exchange Commission
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         [X]     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2003.

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year: $218,000.

     The aggregate market value of the voting common stock of the registrant held by non-affiliates computed by reference to the price at which the stock was sold on March 31, 2004 was approximately $1,554,094 (after giving effect to the exchange of all convertible preferred stock for common stock completed on April 13, 2004).

     The number of shares of Common Stock outstanding as of April 13, 2004 was 15,012,576.


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

ITEM 1. DESCRIPTION OF BUSINESS.

        BACKGROUND

During the period June 1995 until December 2002, Network-1 Security Solutions, Inc. (the "Company") developed, marketed, licensed and supported security software products designed to prevent unauthorized access to information residing on an enterprise's data network. In December 2002, the Company discontinued offering its security software product line as it was unable to achieve sufficient product revenue to support the expenses of such operations. Thereafter, the Company sought a new business either through a merger or other strategic transaction. In May 2003, the Company completed the sale of its security software technology and related intellectual property to an unaffiliated third party for $415,000. In November 2003, the Company acquired a portfolio of telecommunications and data networking patents. As part of its new business, the Company is pursuing licensing opportunities related to the technologies covered by the patent portfolio. Provided below is a description of the Company's current business and its business activities during the year ended December 31, 2003.

        OVERVIEW

        The principal business of the Company is the acquisition, development, licensing and protection of its intellectual property. The Company presently owns six patents covering various telecommunications and data networking technologies. The Company is pursuing licensing and strategic business alliances with companies in the industries that manufacture and sell products that make use of the technologies underlying its patents as well as with other users of the technology who benefit directly from the technology including corporate, educational and governmental entities.

        On November 18, 2003, the Company acquired a portfolio of telecommunications and data networking patents (the "Patent Portfolio") from Merlot Communications, Inc., a broadband communications solutions provider. In February 2004, following the acquisition of the Patent Portfolio and its review of applicable markets, the Company commenced initial efforts to license its Patent Portfolio. The Patent Portfolio consists of six patents issued by the U.S. Patent Office that relate to various telecommunications and data networking technologies and includes, among other things, patents covering the transmission of audio, video and data over computer and telephony networks and the delivery of power over Ethernet networks for the purpose of remotely powering network devices.

        THE PATENTS

        The Company's Patent Portfolio consist of the following patents:

                U.S. Patent No. 6,577,631: Communication switching module for the transmission and control of audio, video, and computer data over a single network fabric;

                U.S. Patent No. 6,574,242: Method for the transmission and control of audio, video, and computer data over a single network fabric;

                U.S. Patent No. 6,570,890: Method for the transmission and control of audio, video, and computer data over a single network fabric using Ethernet packets;

                U.S. Patent. No. 6,539,011: Method for initializing and allocating bandwidth in a permanent virtual connection for the transmission and control of audio, video, and computer data over a single network fabric;

                U.S. Patent No. 6,218,930: Apparatus and method for remotely powering access equipment over a 10/100 switched Ethernet network; and

                U.S. Patent No. 6,215,789: Local area network for the. transmission and control of audio, video, and computer data

        The Company's future success is largely dependent upon its proprietary technologies and its ability to protect its intellectual property rights. The complexity of patent and common law, combined with the Company's limited resources, create risk that its efforts to protect its proprietary technologies may not be successful. The Company cannot be assured that its patents will be upheld, or that third parties will not invalidate its patents. In March 2004, PowerDsine Inc. commenced litigation against the Company seeking, among other things, a declaratory judgement that the Company's patent covering remote delivery of power over Ethernet cables (U.S. Patent No. 6,218,930) is invalid (See "Risk Factors - We Face Uncertainty As To The Outcome of Litigation with PowerDsine" and Item 3. Legal Proceedings).

        In February 2004, the Company initiated its licensing efforts relating to its patent (U.S. Patent No. 6,218,930) covering the remote delivery of power over Ethernet cables (the "Remote Power Patent"). As of March 31, 2004, the Company transmitted letters to approximately 80 companies offering licenses to the Remote Power Patent. To date the Company has not entered into any license agreements with third parties with respect to its Remote Power Patent.

        The Company was incorporated under the laws of the State of Delaware in July 1990. The Company's offices are located at 445 Park Avenue, Suite 1028, New York, New York 10022 and its telephone number is (212) 829-5770.

        HISTORICAL BUSINESS

        From June 1995 until December 2002, the Company developed, marketed, licensed and supported a suite of security software products designed to prevent unauthorized access to critical information residing on networked servers, desktops and laptops. In May 2003, the Company completed the sale of its security software technology and related intellectual property to an unaffiliated foreign corporation for an aggregate consideration of $415,000.

        MARKET OVERVIEW

        Management has determined that the Company's initial licensing efforts will be focused on its Remote Power Patent. U.S. Patent No. 6,218,930 relates to several technologies which describe a methodology for remotely powering devices on an Ethernet network. The Remote Power Patent application was filed on March 11, 1999 and the patent was granted by the U.S. Office of Patent and Trademark on April 21, 2001. The Remote Power Patent expires on March 11, 2019.

        The Institute of Electrical and Electronic Engineers (IEEE) is a non-profit, technical professional association of more than 360,000 individual members in approximately 175 countries. The Standards Association of the IEEE is responsible for the creation of global industry standards for a broad range of technology industries. In 1999, at the urging of several industry vendors, the IEEE formed a task force to facilitate the adoption of a standardized methodology for the delivery of remote power over Ethernet networks which would insure interoperability among vendors of switches and terminal devices. On June 13, the IEEE Standards Association approved the 802.3af Power Over Ethernet standard (the "Standard"), which covers technologies deployed in delivering power over Ethernet cables including whether deployed in switches or as standalone midspan hubs both of which provide power to remote devices such as wireless access point, IP phones and network based cameras. The technology is commonly referred to as Power Over Ethernet ("PoE"). The Company believes its Remote Power Patent covers several of the key technologies covered by the Standard.

        Ethernet is the leading local area networking technology in use today. PoE technology allows for the delivery of power over Ethernet cables rather than by separate power cords. As a result, a variety of network devices, including IP telephones, wireless LAN Access Points, web-based network security cameras, data collection terminals and other network devices, will be able to receive power over existing data cables without the need to modify the existing infrastructure to facilitate the provision of power for such devices through traditional AC outlets. Advantages such as lower installation costs, remote management capabilities, lower maintenance costs, centralized power backup, and flexibility of device location as well as the advent of worldwide power compatibility create the possibility of POE becoming widely adopted in networks throughout the world.

        The benefits of PoE are compelling as evidenced by the introduction of products by such leading vendors as 3Com, Seimens, Nortel Networks and Avaya, as well as many others. In February 2004, Cisco Systems, Inc., the world's largest network switch manufacturer, announced that all of its switches will be PoE enabled in 2004.

PowerDsine, Inc., the world's leader in PoE technology and a founding member of the IEEE Task Force that developed the Standard, and Motorola, Inc., have announced a partnership to develop chip-based POE solutions thereby reducing cost and the number of components necessary to deliver manufacture Standard compliant products.

        The Company believes the cost savings as well as the other benefits that can be realized by utilizing the technology contained in the Remote Power Patent will be of significant importance to the growth of the Wireless Local Area Networking (WLAN) industry and Voice Over IP Telephony (VOIP) industry. According to In-Stat/MDRs, a market research firm, purchases of wireless hardware, including Access Points for IEEE 802.11b/g (Wi-Fi) networks, reached $2.2 billion in 2002 and are expected to exceed $3.9 billion by 2006. In addition, In-State/MDR also estimated that units sold will rise from 18 million to 75 million in 2006, which suggests that the cost of deploying wireless will continue to fall as demand for wireless technologies continues to grow.

        The VOIP market is currently one of the fastest growing segments in the telecommunications industry. VOIP traffic has steadily increased over the last several years and is being deployed by service providers and carriers worldwide. IDC, a market research firm, estimates that worldwide IP telephone unit sales are set to grow from 1.5 million units in 2003 to nearly 5 million units in 2007.

        The Company also owns five (5) additional patents covering various methodologies that provide for allocating bandwidth and establishing Quality of Service for delay sensitive data, such as voice, on packet data networks. Quality of Service issues become important when data networks carry packets that contain audio and video which may require priority over data packets traveling over the same network. Covered within these patents are also technologies that establish bi-directional communications control channels between network-connected devices in order to support advanced applications on traditional data networks. The Company believes that potential licensees of the technologies contained in these patents would be vendors deploying applications that require the low latency transport of delay sensitive data such as video over data networks.

        NETWORK-1 STRATEGY

        The Company's strategy is to capitalize on its Patent Portfolio through entering into licensing arrangements with third parties including manufacturers and users that utilize the Patent Portfolio's proprietary technologies as well as any additional proprietary technologies covered by patents which may be acquired by the Company in the future.

        The Company does not anticipate manufacturing products utilizing the Patent Portfolio or any of the proprietary technologies contained in the Patent Portfolio. Accordingly, the Company does not anticipate establishing a manufacturing, sales or marketing infrastructure. Consequently, the Company believes that its capital requirements will be less than the capital requirements for companies with such infrastructure requirements.

        In connection with the Company's activities relating to the protection of its Patent Portfolio, it may be necessary to assert patent infringement claims against third parties that the Company believes are infringing its Patent Portfolio. Such litigation may be costly and based on the Company's current limited financial resources, it may not be able to pursue litigation as aggressively as companies with substantially greater financial resources.

        MARKETING AND DISTRIBUTION

        In February 2004, the Company commenced licensing efforts for its Remote Power Patent. The Company believes that potential licensees include, among others, Wireless Local Area Networking (WLAN) equipment manufacturers, Wireless Internet Service Providers (WISPs), Local Area Networking (LAN) equipment manufacturers, Voice Over IP Telephony (VOIP) equipment manufacturers, and Network Camera manufacturers. In addition, the Company believes that additional potential licensees include users of the equipment embodying the PoE technology covered by its Remote Power Patent, including corporate, educational and federal, state and local government users, as they are significant beneficiaries of the technologies covered by the Remote Power Patent. As of March 31, 2004, the Company transmitted letters to approximately 80 companies offering licenses to the Remote Power Patent.

        COMPETITION

        The telecommunications and data networking licensing market is characterized by intense competition and rapidly changing business conditions, customer requirements and technologies. The Company's current and potential competitors have longer operating histories, greater name recognition and possess substantially greater financial, technical, marketing and other competitive resources than the Company. Although Management believes that the Company has enforceable patents relating to telecommunications and data networking, there can be no assurance that the Patent Portfolio will be upheld or that third parties will not invalidate any or all of the patents in the Patent Portfolio. In addition, the Company's current and potential competitors may develop technologies that may be more effective than the Company's proprietary technologies or that would render the Company's technologies less marketable or obsolete. The Company may not be able to compete successfully.

        In addition, other companies may develop competing technologies that offer better or less expensive alternatives to PoE and the other technologies covered by the Patent Portfolio. Several companies have notified the IEEE that they may have patents and proprietary technologies that are covered by the Standard. In the event any of those companies assert claims relating to its patents, the licensing royalties available to the Company may be limited. Moreover, technological advances or entirely different approaches developed by one or more of its competitors or adopted by various standards groups could render the Company's Remote Power Patent obsolete, less marketable or unenforceable.

        EMPLOYEES AND CONSULTANTS

        As of March 31, 2004, the Company had one employee and one consultant.

        RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

        The Company operates in a highly competitive environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights the most material of the risks.

        WE HAVE A HISTORY OF LOSSES, NO REVENUE FROM CURRENT OPERATIONS AND WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS IN THE FUTURE.

        We have incurred substantial operating losses since our inception, which has resulted in an accumulated deficit of $(41,036,000) as of December 31, 2003. For the years ended December 31, 2003 and 2002, we incurred net losses of $(614,000) and $(5,905,000), respectively. Since December 31, 2003, we have continued to incur operating losses. We have financed our operations primarily from the balance of funds from sales of equity and convertible debt securities as well as the sale of our CyberWall PLUS security software technology in May 2003. Since December 2002, when we discontinued our offering of security software products, we have not had material revenue from operations. We may not have sufficient funds to continue our operations if we are unable to generate sufficient revenue from our new business of licensing our telecommunications and data networking patents.

        WE COULD BE REQUIRED TO STOP OPERATIONS IF WE ARE UNABLE TO DEVELOP OUR TECHNOLOGY LICENSING BUSINESS OR RAISE CAPITAL WHEN NEEDED.

        We anticipate, based on our currently proposed plans and assumptions relating to our operations (including the timetable of, costs and expenses associated with our continued operations), that our current cash position will more likely than not be sufficient to satisfy our operations and capital requirements until at least September 2004. There can be no assurance, however, that such funds will not be expended prior thereto. In the event our plans change, or our assumptions change or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), we could have insufficient funds to support our operations prior to September 2004. We are currently pursuing licensing opportunities for our patented technologies. However, to date we have not entered into any such licensing arrangements. In addition, even if we consummate licensing arrangements, such agreements may not result in sufficient cash to support our operations or achieve material revenues or profitability. Since we do not anticipate material revenues from our licensing business in the near term, we intend to make efforts to raise capital during the second or third quarter of 2004 to continue to fund our operations. We have no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms or at all. Our inability to consummate licensing arrangements and derive revenues therefrom on a timely basis or obtain additional financing when needed would have a material adverse effect on the Company, requiring us to curtail or possibly cease our operations. In addition, any additional equity financing may involve substantial dilution to the interests of our then existing stockholders.

        WE RECENTLY ENTERED A NEW LICENSING BUSINESS AND MAY NOT BE SUCCESSFUL.

        In November 2003, we entered the technology licensing business as a result of our acquisition of six patents relating to various telecommunications and data networking technologies including, among others, patents covering the transmission of audio, video and data over computer and telephony networks and the delivery of remote power over Ethernet. Accordingly we have a very limited history in the technology licensing business upon which an evaluation of our prospects and future performance can be made. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the development, operation and expansion of a new business based on rapidly changing technologies in a highly specialized and competitive market. We may not be able to achieve revenues or profitable operations from our new licensing business.

        OUR FUTURE SOURCE OF LICENSING REVENUE IS UNCERTAIN.

        In February 2004, we initiated our first licensing efforts relating to the technologies in our Remote Power Patent (U.S. Patent No. 6,212,930). To date, we have not entered into any licensing agreements with third parties with respect to our patented technologies. Our inability to consummate licensing agreements and achieve revenue from our patented technologies would have a material adverse effect on our operations and our ability to continue our business. In addition, in the event we consummate license arrangements with third parties, such arrangements are unlikely to produce a stable or predictable stream of revenue in the foreseeable future. Furthermore, the success of our licensing efforts may depend upon the strength of our intellectual property rights.

        WE FACE UNCERTAINTY AS TO THE OUTCOME OF LITIGATION WITH POWERDSINE.

        On March 31, 2004, PowerDsine Inc. ("PowerDsine") commenced an action against us in the United District Court, Southern District of New York (Civil Action No. 04 CV 2502) seeking a declaratory judgment that our Remote Power Patent (U.S. Patent No. 6,218,930) is invalid and is not infringed by PowerDsine and/or its customers. PowerDsine further seeks an order permanently enjoining us
(i) from making any claims to any person or entity that PowerDsine's products infringe the Remote Power Patent or contributes to infringement of the patent,
(ii) from interfering with or threatening to interfere with the importation, sale, license or use of PowerDsine's PoE components or products, and (iii) from instituting or prosecuting any lawsuit or proceeding placing at issue the right of PowerDsine, its customers, licensees, successors, or assigns to import, use or sell PowerDsine's PoE components or products. We believe our Remote Power Patent is valid and that we have meritorious defenses to the action. We intend to vigorously defend the action and take whatever actions are necessary to protect our intellectual property. In the event, however, that the Court granted the declaratory judgment and our patent was determined to be invalid, such a determination would have a material adverse effect on us. Regardless of the outcome, this litigation may subject us to significant costs and diversion of management time.

        WE FACE INTENSE COMPETITION AND WE MAY NOT BE ABLE TO SUCCESSFULLY COMPETE.

        The telecommunications and data networking licensing market is characterized by intense competition and rapidly changing business conditions, customer requirements and technologies. Our current and potential competitors have longer operating histories, greater name recognition and possess substantially greater financial, technical, marketing and other competitive resources than us. Although we believe that we have rights to enforceable patents relating to telecommunications and data networking, there can be no assurance that third parties will not invalidate any or all of our patents. In addition, our current and potential competitors may develop technologies that may be more effective than our proprietary technologies or that render our technologies less marketable or obsolete. We may not be able to compete successfully.

        OUR MARKETS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND OUR TECHNOLOGIES FACE POTENTIAL TECHNOLOGY OBSOLESCENCE.

        The telecommunications and data networking technology market including, transmission of audio, video and data over computer and telephony networks and the delivery of remote power over Ethernet markets, are characterized by rapid technological changes, changing customer requirements, frequent new product introductions and enhancements, and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards may render our technologies obsolete or less marketable. To the extent we are able to achieve revenue in the future, such revenue will be derived from licensing our technologies based on existing and evolving industry standards.

        OUR SUCCESS IS DEPENDENT UPON OUR ABILITY TO PROTECT OUR PROPRIETARY TECHNOLOGIES.

        Our success is substantially dependent upon our proprietary technologies and our ability to protect our intellectual property rights. We currently hold 6 patents issued by the U.S. Patent Office that relate to various telecommunications and data networking technologies and include among other things, patents covering the transmission of audio, voice and data over computer and telephony networks and the delivery of remote PoE networks. We rely upon our patents and trade secret laws, non-disclosure agreements with our employees, consultants and third parties to protect our intellectual property rights. The complexity of patent and trade secret law, and common law, combined with our limited resources, create risk that our efforts to protect our proprietary technologies may not be successful. We cannot assure you that our patents will be upheld or that third parties will not invalidate our patent rights. In the event our intellectual property rights are not upheld, such an event would have a material adverse effect on our company. In addition, there is a risk that third parties may independently develop substantially equivalent or superior technologies.

        ANY LITIGATION TO PROTECT OUR INTELLECTUAL PROPERTY OR ANY THIRD PARTY CLAIMS OF INFRINGEMENT COULD INVOLVE SUBSTANTIAL TIME AND MONEY AND COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

        Our success depends on our ability to protect our intellectual property rights. Accordingly, we may be subject to third-party claims seeking to invalidate our patents. These types of claims, with or without merit, may subject us to costly litigation and diversion of management's focus. In addition, based on our limited financial resources, we may not be able to pursue litigation as aggressively as competitors with substantially greater financial resources. If third parties making claims against us seeking to invalidate our patent are successful, they may be able to obtain injunctive or other equitable relief, which effectively could block our ability to license or otherwise capitalize on our proprietary technologies. Successful litigation against us resulting in a determination that our patents are invalid, would have a material adverse effect on our company.

        DEPENDENCE UPON CEO AND CHAIRMAN.

        Our success will largely be dependent upon the personal efforts of Corey
M. Horowitz, Chairman and Chief Executive Officer and Chairman of the Board of Directors. Mr. Horowitz does not currently have an employment agreement with the Company and serves as an employee-at-will. The loss of the services of Mr. Horowitz could have a material adverse effect on our business and prospects.

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

        THE SIGNIFICANT NUMBER OF OPTIONS AND WARRANTS OUTSTANDING MAY ADVERSELY EFFECT THE MARKET PRICE FOR OUR COMMON STOCK.

        As of March 31, 2004, there are outstanding (i) options and warrants to purchase an aggregate of 5,841,860 shares of our common stock at exercise prices ranging from $.12 to $10.13, and (ii) 727,630 additional shares of our common stock which may be issued in the future under our stock option plan. To the extent that outstanding options and warrants are exercised, your percentage ownership will be diluted and any sales in the public market of the common stock underlying such options may adversely affect prevailing market prices for our common stock.

        WE HAVE A SIGNIFICANT AMOUNT OF AUTHORIZED BUT UNISSUED PREFERRED STOCK, WHICH MAY AFFECT THE LIKELIHOOD OF A CHANGE OF CONTROL IN OUR COMPANY.

        Our Board of Directors has the authority, without further action by the stockholders, to issue 10,000,000 shares of preferred stock on such terms and with such rights, preferences and designations as our Board of Directors may determine. Such terms may include restricting dividends on our common stock, dilution of the voting power of our common stock or impairing the liquidation rights of the holders of our common stock. Issuance of such preferred stock, depending on the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control. In addition, certain "anti-takeover" provisions in Delaware law may restrict the ability of our stockholders to authorize a merger, business combination or change of control.

ITEM 2. DESCRIPTION OF PROPERTY

        The Company currently leases office space in New York City at a cost of $2,700 per month. The lease is for six months with automatic renewals unless terminated upon 60 days notice.

ITEM 3. LEGAL PROCEEDINGS

        PowerDsine Litigation

        On March 31, 2004, PowerDsine Inc. commenced an action against the Company in the United District Court, Southern District of New York (Civil Action No. 04 CV 2502) seeking a declaratory judgment that the Company's Remote Power Patent (U.S. Patent No. 6,218,930) is not infringed by PowerDsine and/or its customers. PowerDsine further seeks an order permanently enjoining the Company (i) from making any claims to any person or entity that PowerDsine's products infringe the Remote Power Patent or contributes to infringement of the patent, (ii) from interfering with or threatening to interfere with the importation, sale, license or use of PowerDsine's PoE components or products, and (iii) from instituting or prosecuting any lawsuit or proceeding placing at issue the right of PowerDsine, its customers, licensees, successors, or assigns to import, use or sell PowerDsine's PoE components or products. The Company believes its Remote Power Patent is valid and has meritorious defenses to the action. The Company intends to vigorously defend the action and take whatever actions are necessary to protect it's intellectual property. In the event, however, that the Court granted the declaratory judgment and the patent was determined to be invalid, such a determination would have a material adverse effect on the Company.

        Additional Litigation

        In January 2003, Richard J. Kosinski, former Chief Executive Officer, President and a director of the Company, and Murray P. Fish, former Chief Financial Officer and a director of the Company, commenced lawsuits against the Company in the Commonwealth of Massachusetts, County of Essex, Superior Court, seeking severance and bonus compensation and other benefits allegedly due them in the aggregate amount of $400,000. In June 2003, the Company entered into a settlement agreement with Mr. Kosinski pursuant to which the Company paid Mr. Kosinski the sum of $127,000 in full settlement of all claims asserted by him in the litigation. In addition, as part of the settlement, Mr. Kosinski agreed to forfeit options to purchase 1,200,000 shares of the Company's Common Stock. In February 2004, the Company reached an agreement in principal with Mr. Fish pursuant to which the Company has agreed to pay Mr. Fish the sum of $55,000 in full settlement of all claims asserted by him in the litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS PURCHASES OF EQUITY SECURITIES

        MARKET INFORMATION. The Company's Common Stock had traded from November 12, 1998 until March 26, 2003 on the NASDAQ SmallCap Market under the symbol "NSSI." The Company's Common Stock currently trades on the over-the-counter market in the "Pink Sheets" under the symbol NSSI.PK. The following table sets forth, for the periods indicated, the range of the high and low closing bid prices for the Common Stock as reported on NASDAQ and thereafter on the "Pink Sheets". Such prices reflect inter-dealer quotations, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

YEAR ENDED DECEMBER 31, 2003                 HIGH                    LOW
                                             ----                    ---

Fourth Quarter                               $0.22                  $0.01
Third Quarter                                $0.04                  $0.01
Second Quarter                               $0.06                  $0.01
First Quarter                                $0.16                  $0.05

YEAR ENDED DECEMBER 31, 2002                 HIGH                    LOW
                                             ----                    ---

Fourth Quarter                               $0.56                  $0.13
Third Quarter                                $0.93                  $0.50
Second Quarter                               $1.38                  $0.62
First Quarter                                $2.23                  $1.26

        On March 31, 2004, the last sale price for the Common Stock as reported on the Pink Sheets was $.25 per share. The number of record holders of the Company's Common Stock was approximately 60 as of March 31, 2004.

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

        RECENT ISSUANCES OF UNREGISTERED SECURITIES. None.

        ISSUER PURCHASES OF EQUITY SECURITIES. None.

EQUITY COMPENSATION PLAN INFORMATION

        The following table summarizes share and exercise price information about the Company's equity compensation plans as of December 31, 2003.

----------------------------------------- -------------------------- ------------------------- -------------------------
                                                                                                  NUMBER OF SECURITIES
                                                                                                  REMAINING AVAILABLE
                                          NUMBER OF SECURITIES TO BE                           FOR FUTURE ISSUANCE UNDER
                                           ISSUED UPON EXERCISE OF   WEIGHTED-AVERAGE EXERCISE EQUITY COMPENSATION PLANS
                                             OUTSTANDING OPTIONS,       PRICE OF OUTSTANDING     (EXCLUDING SECURITIES
                                             WARRANTS AND RIGHTS       OPTIONS, WARRANTS AND      REFLECTED IN COLUMN
                                                     (a)                      RIGHTS                       (a))
----------------------------------------- -------------------------- ------------------------- -------------------------
Equity compensation plans approved by
   security holders                               3,272,370                    $0.99                      727,630
----------------------------------------- -------------------------- ------------------------- -------------------------
Equity compensation plans not
   approved by security holders                           0                     --                              0

----------------------------------------- -------------------------- ------------------------- -------------------------
              Total                               3,272,370                    $0.99                      727,630
----------------------------------------- -------------------------- ------------------------- -------------------------

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

        OVERVIEW

        From June 1995 until December 2002, the Company licensed and supported a suite of security software products designed to prevent unauthorized access to critical information residing on networked servers, desktops and laptops. In December 2002, in order to preserve cash as the Company sought a merger or other strategic transaction, the Company discontinued its products offerings, as operating expenses continued to exceed product revenues. In May 2003, the Company completed the sale of its security software technology and related intellectual property to an unaffilitated foreign corporation for an aggregate consideration of $415,000. As a part of this sale, the Company also assigned its rights under its Distribution and License Agreement with

FalconStor Software, Inc. ("FalconStor") pursuant to which FalconStor had the right to distribute the Company's software product offerings in its indirect and OEM channels.

        On November 18, 2003, the Company acquired the Patent Portfolio from Merlot Communications, Inc., a broadband communications solutions provider. As part of its new business, the Company is pursuing licensing opportunities related to the technologies covered by the Patent Portfolio. After reviewing numerous opportunities, the Company's Board of Directors decided that the acquisition of the Patent Portfolio and the pursuit of licensing opportunities related thereto was the most attractive available alternative for its shareholders.

        The Patent Portfolio consists of six patents issued by the U.S. Patent Office that relate to various telecommunications and data networking technologies and include, among other things, patents covering the transmission of audio, voice and data over computer and telephony networks and the delivery of remote power over Ethernet networks. The consideration paid by the Company to Merlot Communications, Inc. ("Merlot") for the acquisition of the Patent Portfolio consisted of a cash payment of $100,000 and contingent future payments equal to 20% of the net income (as defined in the acquisition agreement) of the Company from the sale or licensing of the Patent Portfolio after the Company achieves $4.0 million of net income from each patent comprising the Patent Portfolio ("Net Profit Payments"). The Company has an option to terminate the Net Profit Payments, at any time between January 1, 2007 through March 31, 2007, and from January 1 through March 31 of each year thereafter, by making payments to Merlot in an amount equal to the greater of (i) two times the payment due for the twelve month period following the notice of termination or (ii) $3.0 million plus 10% for each additional year starting January 1, 2008. Wheatley Partners II, L.P. and its affiliates and related parties (the "Wheatley Parties"), who are principal stockholders of the Company, owned a majority of the outstanding voting stock of Merlot at the time of the Company's acquisition of the Patent Portfolio. The Wheatley Parties did not participate in the negotiation or the approval of the patent acquisition transaction by Merlot or the Company.

        As of the date hereof, the Company has not entered into any license arrangements with respect to the Patent Portfolio, although it is pursuing such arrangements with third parties. The Company does not currently have any revenue from operations. The success of the Company and its ability to achieve revenue is largely dependent on its ability to consummate such licensing arrangements with third parties.

        To date the Company has incurred significant losses and at December 31, 2003, had an accumulated deficit of $(41,036,000). At March 31, 2004, the Company had approximately $600,000 of cash and cash equivalents. Management believes that based on its current cash position, the Company has sufficient capital to fund its operations until September 2004, although there is no assurance that the Company will not have sufficient capital prior to such date. (See "Liquidity and Capital Resources" at page 18 hereof).

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

        Software development costs:

        Costs to maintain developed programs and development costs incurred to establish the technological feasibility of computer software are expensed as incurred. The Company capitalized costs incurred in producing computer software after technological feasibility of the software has been established through the date that the software is ready for general release to customers. Such costs are amortized based on current and estimated future revenue of each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. The Company estimates the economic life of its software to be three years. At each balance sheet date, the unamortized capitalized software costs of each product are compared with the estimated net realizable value of that product and any excess capitalized costs are written-off.

        Patents:

        The Company owns a Patent Portfolio that relates to various telecommunications and data networking technologies. The Company capitalizes the costs associated with acquisition, registration and maintenance of the patents and amortizes these assets over their remaining useful lives on a straight-line basis. Any further payments made to maintain or develop the patents would be capitalized and amortized over the balance of the useful life for the patents.

        Impairment of long-lived assets:

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company records impairment losses on long-lived assets used in operations or expected to be disposed of when indicators of impairment exist and the cash flows expected to be derived from those assets are less than carrying amounts of those assets. During the year ended December 31, 2002, the Company recorded an impairment charge related to its network security software of approximately $401,000, which has been included in amortization of software development costs. Subsequently, in May 2003, the Company sold its network security software (see Note A). The Company also reduced the carrying value of its fixed assets to their net realizable amount (see Note B[6]).

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

        RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

        See Note B[13] on page F-10 to the Financial Statements.

        RESULTS OF OPERATIONS

        YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002.

        Revenues decreased by $374,000 or 63%, from $592,000 for the year ended December 31, 2002 ("2002") to $ 218,000 for the year ended December 31, 2003 ("2003"). Revenues during 2003 consisted of $130,000 related to the recognition of deferred revenue with respect to the FalconStor license agreement and $88,000 of revenues were related to the amortization of deferred maintenance revenues from customers who had elected to purchase maintenance and support contracts in earlier periods.

        The cost of revenues during 2003 was $51,000. This cost relates to one employee who provided services under the Company's maintenance and support contracts. Amortization of software development costs decreased by $741,000 or 100%, from 2002 to 2003. Cost of licenses consists of software media (disks), documentation, product packaging, production costs and product royalties. Cost of licenses decreased by $15,000 or 100% from 2002 to 2003. Cost of services consisted of salaries, benefits and overhead associated with the technical support of maintenance contracts. Cost of services decreased by $196,000 or 65%, from 2002 to 2003. The decrease in the cost of revenue is directly a result of the Company's decision to discontinue its software product line in December 2002.

        Gross profit was $167,000 for 2003 compared to a gross loss of $ 311,000 for 2002.

        Product development costs consists of salaries, benefits, bonuses, travel and related costs of the Company's product development personnel, including consulting fees and the costs of computer equipment used in product and technology development. Product development expenses were $1,599,000 for 2002. The Company made no expenditures on product development in 2003.

        Sales and marketing expenses consist primarily of salaries, including commissions, benefits, bonuses, travel, advertising, public relations, consultants and trade shows. Sales and marketing expenses were $1,831,000 in 2002. The Company had no sales and marketing expenses in 2003 as a result of its decision to discontinue its software product line in December 2002.

        General and administrative expenses include employee costs, including salary, benefits, travel and other related expenses associated with management, finance and accounting operations, and legal and other professional services provided to the Company. General and administrative expenses decreased by $1,021,000 or 46%, from $2,229,000 in 2002 to $1,208,000 in 2003. The decrease in general and administrative expenses was primarily due to substantial reduction in employees following the discontinuance of the Company's software business in December 2002.

        Interest income decreased by $53,000 or 82% from $65,000 in 2002 to $12,000 in 2003 primarily due to a decrease in funds invested in short term instruments and reduced interest rates.

        On May 30, 2003, the Company completed the sale of its CyberwallPlus technology and related intellectual property (the "Assets") and assignment of rights under the FalconStor license agreement for $415,000. The carrying value of the Assets were written down to zero in the third quarter of 2002. The $415,000 is included as "Gain on Sale of Assets" in the statements of operations.

        No provision for or benefit from federal, state or foreign income taxes was recorded for 2002 or 2003 since the Company incurred net operating losses for each year and fully reserved its deferred tax assets as their future realization could not be determined.

        As a result of the foregoing, the net loss decreased by $5,578,00 or 92%, from $5,905,000 for 2002 to $614,000 for 2003.

        LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2003, the Company had $984,000 of cash and cash equivalents and working capital of $472,000. The Company has financed its operations primarily through sales of equity and debt securities, and the sale of its security software technology in May 2003. Net cash used in operating activities was $4,927,000 in 2002 and $1,360,000 in 2003. Net cash used in operating activities for 2003 was primarily attributable to the net loss of $614,000, a decrease in accounts payable, accrued expenses and other current liabilities of $205,000 and the recognition of deferred revenue of $218,000.

        Net cash used in investing activities during 2003 was financed with the remaining funds raised in the October 2001 financing of $6,765,000 and $415,000 received from the sale of its CyberwallPlus software and related intellectual property in May 2003. The Company does not currently have a line of credit from a commercial bank or other institution.

        The Company anticipates, based on currently proposed plans and assumptions, relating to its operations that its cash balance of approximately $600,000 as of March 31, 2004 will more likely than not be sufficient to satisfy the Company's operations and capital requirements until September 2004. There can be no assurance, however, that such funds will not be expended prior thereto. In the event the Company's plans change, or its assumptions change, or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), the Company may have insufficient funds to support its operations prior to September 2004. The Company is currently pursuing licensing opportunities for its Remote Power Patent, however, to date the Company has not entered into any such licensing arrangements. Since the Company does not anticipate material revenues from its licensing business in the near term, the Company currently intends to make efforts to raise capital during the second or third quarter of 2004. The Company has no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms or at all. The Company's inability to consummate licensing arrangements and derive revenues therefrom on a timely basis or obtain additional financing when needed would have a material adverse effect on the Company, requiring it to curtail or cease operations. In addition, any equity financing may involve substantial dilution to the stockholders of the Company.

ITEM 7. FINANCIAL STATEMENTS

        The financial statements required hereby are located on pages F-1 through F-20 which follow Part III.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 8A. CONTROLS AND PROCEDURES.

        (a) Evaluation of Disclosure Controls and Procedures.

        The Company's Chief Executive Officer and Chief Financial Officer have reviewed the disclosure controls and procedures of the Company as of the end of the period covered by this Annual Report on Form 10-KSB. Based upon this review, these officers concluded that, as of the end of the period covered by this Annual Report on Form 10-KSB, the Company's disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by the Company in the reports it files or submits under Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.

        (b) Changes in Internal Controls.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the last fiscal quarter included in this report or from the end of the reporting period to the date of this Annual Report on Form 10-KSB.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        NAME              AGE                        POSITION
        ----              ---                        --------

Corey M. Horowitz          49            Chairman and Chief Executive Officer,
                                         Chairman of the Board of Directors

David C. Kahn              52            Chief Financial Officer

Harry B. Schessel          39            Director

Robert Graifman            47            Director

Robert M. Pons             47            Director

        COREY M. HOROWITZ, AGE 49, became Chairman and Chief Executive Officer of the Company in December 2003. Mr. Horowitz has also served as Chairman of the Board of Directors of the Company since January 1996 and has been a member of the Board of Directors since April 1994. In January 2003, Mr. Horowitz also became Secretary of the Company. During the period June 2001 through December 2003, CMH Capital Management Corp. ("CMH"), an entity solely owned by Mr. Horowitz, rendered financial advisory services to the Company. Mr. Horowitz is a private investor and President and sole shareholder of CMH, a New York investment advisory and merchant banking firm, which he founded in September 1991. From January 1986 to February 1991, Mr. Horowitz was a general partner in charge of mergers and acquisitions at Plaza Securities Co., a New York investment partnership.

        DAVID C. KAHN, CPA, age 52, became Chief Financial Officer of the Company in January 2004. Since December 1989, Mr. Kahn has provided accounting and tax services on a consulting basis to private and public companies. He also serves as a faculty member of Yeshiva University in New York, a position he has held since August 2000.

        HARRY B. SCHESSEL, age 39, has been a director of the Company since July 2001. Since July 2002, Mr. Schessel has been a real estate developer. From July 2001 until July 2002, Mr. Schessel was employed at Kroll, Inc. ("Kroll") as the Global Practice Leader for the Information Security Group. From June 2000 to July 2001, Mr. Schessel advised security companies, including Kroll, in the areas of strategy, operations, marketing and business development and also as a consultant to investment banking firms and venture capital firms for purposes of evaluating investments in the information security industry. From March 2000 until June 2000, Mr. Schessel was Vice President of Cybersafe, Inc., a security software company. In June 1997, Mr. Schessel co-founded Centrax, Inc., a company engaged in the development and marketing of intrusion detection software, and was employed from June 1997 until its sale in March

1999 in various capacities, including Chief Operating Officer and Executive Vice President.

        ROBERT GRAIFMAN, age 47, became a director of the Company in December 2003. Mr. Graifman currently serves as Managing Member of Skyfarm Management, LLC, a New Jersey based investment management company, and also as a Managing Member of Federal Autocat Recycling, LLC, a resource reclamation and recycling Company. From June 2000 to August 2003, Mr. Graifman also served as Chief Financial Officer of Gilo Ventures, LLP, a California based venture capital firm focused on emerging technology companies.

        ROBERT M. PONS, age 47, became a director of the Company in December 2003. Mr. Pons currently serves as President and Chief Executive Officer of SmartServ Online, Inc., a wireless applications service provider, (OTCBB:SSRV), a position he has held since January 2004. From August 2003 until January 2004, Mr. Pons served as Interim Chief Executive Officer of SmartServ Online, Inc. on a consulting basis. From March 1999 to August 2003, he was President of FreedomPay, Inc., a wireless device payment processing company. During the period January 1994 to March 1999, Mr. Pons was President of Lifesafety Solutions, Inc., an enterprise software company. Mr. Pons has over 20 years of management experience with telecommunications companies including MCI, Inc., Sprint, Inc. and Geotek, Inc.

        COREY M. HOROWITZ and ROBERT GRAIFMAN are brothers-in-law.

COMMITTEES OF THE BOARD OF DIRECTORS

        During 2003 Harry Schessel was the sole member of the Audit Committee. In March 2004, Robert Graifman was added to the Audit Committee. Mr. Graifman is the audit committee financial expert. The Audit Committee meets with the Company's independent auditors at least annually to review the scope and results of the annual audit; reviews with the Company's independent auditors the Company's quarterly reports on Form 10-QSB prior to filing, recommends to the Board the independent auditors to be retained; and receives and considers the auditors' comments as to internal controls, accounting staff and management performance and procedures in connection with audit and financial controls. The Audit Committee has adopted a written Audit Committee Charter. Harry Schessel served as the sole member of the Compensation Committee during 2003. In March 2004 Robert Pons was added to the Compensation Committee. The Compensation Committee is responsible for determining compensation for the executive officers of the Company, including bonuses and benefits, and administration of the Company's compensation programs, including the Company's Stock Option Plan.

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

DIRECTOR COMPENSATION

        The Company has compensated each director, who is not an employee of the Company, by granting to each outside director (upon joining the Board) stock options to purchase between 25,000 - 50,000 shares of Common Stock, at an exercise price equal to the closing price of the Common Stock on the date of grant, with the options vesting over a one year period in equal quarterly amounts. In addition, each non-employee director receives an option grant to purchase 5,000 - 25,000 shares of Common Stock for each year of service (after the first year) as a member of the Board of Directors. Such options vest over a one year period in equal quarterly amounts. In addition to the aforementioned option grants, directors may be granted additional options at the discretion of the Board of Directors and the Compensation Committee.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Exchange Act requires the Company's executive officers, directors, and persons who own more than 10% of the Company's outstanding Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that its executive officers, directors, and greater than 10% stockholders complied during the year ended December 31, 2003.

CODE OF ETHICS

        The Board of Directors has adopted a Code of Ethics that applies to the principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is filed as Exhibit 14 of this Annual Report on Form 10-KSB.

ITEM 10.  EXECUTIVE COMPENSATION

        The following table summarizes compensation, for the fiscal years indicated, awarded to, earned by or paid to the Company's Chief Executive Officer ("CEO") and to each of its executive officers, (collectively, the "Named Executive Officers") who received annual salary and bonus in excess of $100,000 for the year ended December 31, 2003 for services rendered in all capacities to the Company.

              SUMMARY COMPENSATION TABLE

                                                               ANNUAL COMPENSATION                 LONG TERM COMPENSATION AWARDS
                                                  --------------------------------------------     ------------------------------
                                                                                                    SHARES
                                   YEAR ENDED                                  OTHER ANNUAL        UNDERLYING    ALL OTHER ANNUAL
NAME AND PRINCIPAL POSITION        DECEMBER 31    SALARY ($)     BONUS ($)     COMPENSATION(1)     OPTIONS(#)     COMPENSATION(1)
---------------------------        -----------    ----------     ---------     ------------        ----------     ---------------
Corey M. Horowitz                         2003    $210,000(2)          --            --            1,600,000            --
    Chairman and Chief                    2002        --               --            --                --               --
    Executive Officer                     2001        --               --            --                --               --

Edward James                              2003    $148,750(3)          --            --              55,000             --
    Interim Chief Executive               2002    $   --         $     --            --                --               --
    Officer and Chief Financial           2001    $   --         $     --            --                --               --
   Officer

(1) The Company has concluded that the aggregate amount of perquisites and other personal benefits paid to each of the Named Executive Officers did not exceed the lesser of ten percent (10%) of such individual's annual salary and bonus for each fiscal year indicated or $50,000.

(2) On December 22, 2003, Mr. Horowitz became Chairman and Chief Executive Officer of the Company. CMH Capital Management Corp.("CMH"), the sole stockholder and officer of which is Mr. Horowitz, rendered financial consulting services from June 2001 until December 2003 and was paid consulting fees of $205,398 for 2003 which is included in Mr. Horowitz's salary. Mr. Horowitz's salary for 2003 includes (i) his salary for December 2003 as Chairman and Chief Executive Officer and (ii) consulting fees received by CMH for the period January 2003 until December 2003.

(3) Mr. James was elected interim Chief Executive Officer and Chief Financial Officer in January 2003. Mr. James was no longer employed by the Company as of January 31, 2004.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

        On December 22, 2003, the Company entered into an offer letter with Corey M. Horowitz, pursuant to which Mr. Horowitz agreed to serve as the Company's Chairman and Chief Executive Officer, on an at-will basis, at an annual base salary of $210,000 per annum. In addition, Mr. Horowitz was granted options to purchase an aggregate of 1,600,000 shares of the Company's common stock consisting of (i) incentive stock options to purchase 1,084,782 shares of common stock at an exercise price of $.23 per share, of which 434,782 shares vested on the date of grant, 250,000 shares vest on December 22, 2004 and 200,000 shares vest on each of December 22, 2005 and December 22, 2006 and (ii) a non-qualified stock option to purchase an aggregate of 515,218 shares of common stock at an exercise price of $.13 per share which vested in full on the date of grant. In the event of a Change of Control (as defined in the Option Agreement), 100% of the unvested option shall accelerate and immediately vest. Mr. Horowitz also received certain anti-dilution protection in the event the Company completes a securities offering (common stock or any other securities convertible or exercisable into common stock) so that Mr. Horowitz shall be issued additional options, up to a maximum of options to purchase 600,000 shares, so that he maintains the same percentage ownership of options and warrants (15.6%) that he maintained on December 22, 2003.

        On January 22, 2004, the Company entered into an agreement with David C. Kahn pursuant to which he agreed to serve as Chief Financial Officer of the Company for the year ending December 31, 2004 on a consulting basis, in consideration for annual compensation of $54,000. In addition, Mr. Kahn was also granted a ten-year option to purchase 50,000 shares of Common Stock, at an exercise price of $.35 per share, of which 20,000 shares vested on the date of grant and the balance vest on an equal monthly basis through December 31, 2004. In the event that Mr. Kahn's services are terminated "without good cause" (as defined in the agreement), he is entitled to receive the balance of cash compensation due him through December 31, 2004 and 100% accelerated vesting of all unvested options.

OPTION GRANTS IN 2003

        The following stock options were granted to each of the Named Executive Officers during the year ended December 31, 2003:

                                 NUMBER OF             % OF TOTAL
                                   SHARES            OPTIONS GRANTED       EXERCISE
                                 UNDERLYING            TO EMPLOYEES        PRICE PER     EXPIRATION
                              OPTIONS GRANTED          IN 2003(1)          SHARE(2)        DATE
                              ---------------          ----------          --------        ----
Corey M. Horowitz               1,084,782(3)               97%               $.23        12/22/08
                                  515,218(3)                                 $.13
Edward James                       30,000                   3%               $.19        01/07/13
                                   25,000                                    $.12        11/24/13

---------------------------
(1) The number of options granted to employees during the year ended December 31, 2003 used to compute this percentage is based on 1,139,782 incentive stock options and 515,218 non-qualified stock options.

(2) All options were granted at an exercise price equal to the fair market value of the Company's Common Stock at the date of grant, as determined by the Board of Directors except for the grant to Corey M. Horowitz of options to purchase 515,218 shares of Common Stock at an exercise price of $13 per share (at a time when the fair market value was $.23 per share).

        FISCAL YEAR-END OPTION VALUES

        No options were exercised by any of the Named Executive Officers during the year ended December 31, 2003. The following table sets forth information relating to the fiscal year-end value of unexercised options held by Named Executive Officers on an aggregated basis:

                                   Number of Securities Underlying          Value of Unexercised
                                         Unexercised Options                In-the-Money Options
                                            at 12/31/2003                 at Fiscal Year-End ($)(1)
                                   -------------------------------      -----------------------------
            Name                   Exercisable       Unexercisable      Exercisable     Unexercisable
            ----                   -----------       -------------      -----------     -------------
      Corey M. Horowitz(2)          1,971,616          1,160,625          $30,913            $-0-

      Edward James                     42,500             32,500           $1,125            $-0-

------------------------

(1) Options are "in-the-money" if the market price of the Common Stock on December 31, 2003 ($.19) exceeds the exercise price of such options. The value of such options is calculated by determining the difference between the aggregate market price of the Common Stock underlying the options on December 31, 2003 and the aggregate exercise price of such options.

(2) Includes (i) options to purchase 750,000 shares held by CMH Capital Management Corp. ("CMH"), an entity in which Mr. Horowitz is the sole owner and officer, (ii) warrants to purchase 85,220 shares held by Mr. Horowitz and (iii) warrants to purchase 643,896 shares of Common Stock held by CMH.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information regarding the beneficial ownership of the Company's shares of Common Stock as of April 13, 2004 (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director and nominee, (iii) each of the executive officers of the Company, and (iv) all executive officers and directors of the Company as a group.

      NAME AND ADDRESS(1) OF                        NUMBER OF SHARES         PERCENTAGE OF SHARES
        BENEFICIAL OWNER                           BENEFICIALLY OWNED        BENEFICIALLY OWNED(2)
        ----------------                           ------------------        ---------------------
      Corey M. Horowitz(3)                              5,574,085                    32.5%
      Barry Rubenstein(4)                               4,343,204                    28.0%
      CMH Capital Management Corp. (5)                  3,917,800                    24.4%
      Irwin Lieber (6)                                  2,696,607                    17.4%
      Barry Fingerhut (7)                               2,607,203                    16.9%
      Wheatley Partners II, L.P. (8)                    1,430,507                     9.5%
      Woodland Venture Fund(9)                          1,016,064                     6.7%
      First New York Securities L.L.C.(10)                848,900                     5.7%
      Harry B. Schessel (11)                               93,750                      *
      Robert Graifman(12)                                  67,277                      *
      David C. Kahn (13)                                   32,500                      *
      Robert Pons(14)                                      12,500                      *
      All officers and directors as a group             5,780,112                    33.4%
       (5 Persons)

      -------------------------------------
        * Less than 1%.

(1) Except as otherwise indicated, the address for each beneficial owner is c/o Network-1 Security Solutions, Inc., 445 Park Avenue, Suite 1028, New York, New York 10022

(2) Unless otherwise indicated, the Company believes that all persons named in the above table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities held by such person (but not those held by any other person) and which are exercisable or convertible within 60 days have been exercised and converted. Assumes a base of 15,012,576 shares of Common Stock outstanding.

(3) Includes (i) 486,303 shares of Common Stock held by Mr. Horowitz, (ii) 992,500 shares of Common Stock subject to currently exercisable stock options held by Mr. Horowitz, (iii) 2,867,800 shares of Common Stock held by CMH Capital Management Corp. ("CMH"), (iv) 550,000 shares of Common Stock subject to currently exercisable warrants held by CMH, (v) 500,000 shares of Common Stock subject to currently exercisable options held by CMH, (vi) 85,220 shares of Common Stock subject to currently exercisable warrants held by Mr. Horowitz, (vii) 89,971 shares of Common Stock owned by Donna Slavitt, the wife of Mr. Horowitz and (viii) 2,291 shares of Common Stock held by Horowitz Partners, a general partnership of which Mr. Horowitz is a partner. Does not include options to purchase 910,625 shares of Common Stock which are not currently exercisable. The address of CMH Capital Management Corp. is 445 Park Avenue, New York, New York 10022.

(4) Includes (i) 1,430,507 shares of Common Stock held by Wheatley Partners II,L.P., (ii) 216,980 shares of Common Stock held by Wheatley Partners, L.P., (iii) 18,868 shares of Common Stock held by Wheatley Foreign Partners, L.P., (iv) 150,012 shares of Common Stock held by Mr. Rubenstein, (v) 47,500 shares of common stock subject to currently exercisable stock options held by Mr. Rubenstein, (vi) 829,226, 619,983, 309,316 and 294,810 shares of Common Stock held by Woodland Venture Fund, Seneca Ventures, Woodland Partners and Brookwood Partners, L.P., respectively, and (vi) 186,838, 93,417, 46,247, 47,170, 50,997 and 1,333
        shares of common stock subject to currently exercisable warrants held by Woodland Venture Fund, Seneca Ventures, Woodland Partners, Brookwood Partners, L.P., Barry Rubenstein and Marilyn Rubenstein, respectively. Does not include options to purchase 11,875 shares of Common Stock held by Mr. Rubenstein which are not currently exercisable. Barry Rubenstein is a general partner of Wheatley Partners II, L.P. and a member of the general partner of each of Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P. Barry Rubenstein and Woodland Services Corp. are the general partners of Woodland Venture Fund and Seneca Ventures. Barry Rubenstein is the President and sole director of Woodland Services Corp. Marilyn Rubenstein is the wife of Barry Rubenstein. Mr. Rubenstein disclaims beneficial ownership of the shares of Common Stock held by Wheatley Partners II, L.P., Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P., except to the extent of his equity interest therein. The address of Barry Rubenstein is 68 Wheatley Road, Brookville, New York 11545. The address of Wheatley Partners II, L.P. and Wheatley Partners, L.P. is 60 Cuttermill Road, Great Neck, New York 11021. The address of Wheatley Foreign Partners, L.P. is c/o Fiduciary Trust, One Capital Place, Snedden Road, P.O. Box 162, Grand Cayman, British West Indies. The address for Woodland Venture Fund, Seneca Ventures, Brookwood Partners, L.P. and Woodland Partners is c/o Barry Rubenstein, 68 Wheatley Road, Brookville, New York 11545.

(5) Includes (i) 2,867,800 shares of Common Stock; (ii) 550,000 shares of Common Stock subject to currently exercisable warrants and (iii) 500,000 shares of Common Stock subject to currently exercisable stock options. Does not include options to purchase 250,000 shares of Common Stock which are not currently exercisable.

(6) Includes (i) 1,430,507 shares of Common Stock held by Wheatley Partners II, L.P., (ii) 216,980 shares of Common Stock held by Wheatley Partners, L.P., (iii) 18,868 shares of Common Stock held by Wheatley Foreign Partners, L.P., (iv) 509,483 shares of Common Stock owned by Mr. Lieber,
        (v) 47,500 shares of Common Stock subject to currently exercisable stock options owned by Mr. Lieber, and (vi) 473,269 shares of Common Stock subject to currently exercisable warrants owned by Mr. Lieber. Does not include options to purchase 11,875 shares of Common Stock owned by Mr. Lieber which are not currently exercisable. Mr. Lieber disclaims beneficial ownership of the shares of Common Stock held by Wheatley Partners II, L.P., Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P., except to the extent of his equity interest therein. The address of Irwin Lieber is c/o Wheatley Partners, II, L.P., 80 Cuttermill Road, Great Neck, New York 11021.

(7) Includes (i) 1,430,507 shares of Common Stock held by Wheatley Partners, II, L.P., (ii) 216,980 shares of Common Stock held by Wheatley Partners, L.P., (iii) 18,868 shares of Common Stock held by Wheatley Foreign Partners, L.P., (iv) 517,243 shares of Common Stock owned by Mr. Fingerhut, and (vi) 423,605 shares of Common Stock subject to currently exercisable warrants owned by Mr. Fingerhut. Mr. Fingerhut disclaims beneficial ownership of the shares of Common Stock held by Wheatley Partners II, L.P., Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P., except to the extent of his equity interest therein. The address of Barry Fingerhut is c/o Wheatley Partner, II, L.P., 80 Cuttermill Road, Great Neck, New York 11021.

(8) Includes 1,430,507 shares of Common Stock. Does not include (i) 2,439,195, 745,331, 760,851, 140,945 and 32,584 shares of Common Stock beneficially owned by Barry Rubenstein (including related entities), Irwin Lieber, Barry Fingerhut, Jonathan Lieber and Seth Lieber, respectively, each of whom is a general partner of Wheatley Partners II, L.P. and (ii) an aggregate of 1,559,152 shares of Common Stock subject to currently exercisable warrants and options owned by Barry Rubenstein (473,502 shares), Irwin Lieber (520,769 shares), Barry Fingerhut (423,605 shares), Jonathan Lieber (117,692 shares) and Seth Lieber (23,584 shares). Each of Messrs. Rubenstein, I. Lieber, Fingerhut, J. Lieber and S. Lieber disclaims beneficial ownership of the securities held by Wheatley Partners II, L.P., except to the extent of their equity interest therein. Jonathan Lieber and Seth Lieber each beneficially owns less than 1% of the outstanding Common Stock of the Company exclusive of shares beneficially owned by Wheatley Partners II, L.P., Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P. and as such have not been included in the beneficial ownership table. Wheatley Partners II, L.P.'s business address is 80 Cuttermill Road, Great Neck, New York 11021.

(9) Includes (i) 829,226 shares of Common Stock and (ii) 186,838 shares of Common Stock subject to currently exercisable warrants. Woodland Venture Fund's business address is 68 Wheatley Road, Brookville, New York 11546.

(10) Includes (i) 566,700 shares of Common Stock owned together by First New York Securities, LLC ("FNY") and (ii) 282,200 shares of Common Stock owned by Jay Goldstein (150,000 shares), Douglas Lipton and his wife (82,200 shares), and Michael Marvin (50,000 shares), all employees of FNY. The aforementioned is based upon an Amended Schedule 13G filed jointly by the parties with the SEC on March 22, 2004 and a Form 3 filed by FNY on the same date.

(11) Includes 93,750 shares of Common Stock subject to currently exercisable stock options issued to Mr. Schessel pursuant to the Stock Option Plan. Does not include 31,250 shares of Common Stock subject to stock options which are not currently exercisable.

(12) Includes (i) 54,777 shares of Common Stock and (ii) 12,500 shares subject to currently exercisable stock options issued to Mr. Graifman pursuant to the Stock Option Plan. Does not include 37,500 shares of Common Stock subject to options which are not currently exercisable.

(13) Includes 32,500 shares of Common Stock subject to currently exercisable stock options issued to Mr. Kahn pursuant to the Stock Option Plan. Does not include 17,500 shares of Common Stock subject to stock options which are not currently exercisable.

(14) Includes 12,500 shares subject to currently exercisable stock options issued to Mr. Pons pursuant to the Stock Option Plan. Does not include 37,500 shares of Common Stock subject to options which are not exercisable.

        The Equity Compensation Plan information presented in Item 5 of this Annual Report is incorporated herein in its entirety.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        From June 2001 until December 2003 the Company paid CMH Capital Management Corp ("CMH") a monthly fee of $17,500 and issued to CMH warrants to purchase an aggregate of 1,300,000 shares of Common Stock (at exercise prices ranging from $.70 per share to $1.48 per share) in consideration for financial advisory and consulting services rendered. Corey M. Horowitz, Chairman, Chief Executive Officer, Chairman of the Board of Directors and a principal stockholder of the Company, is the sole officer, director and stockholder of CMH. In addition, in connection with such financial advisory and consulting services, CMH was reimbursed for expenses during 2002 and 2003 in the amount of $50,000 and $41,000, respectively, including the allocable portion of rent for office space in New York City. In December 2003, the Company employed Mr. Horowitz as Chairman and Chief Executive Officer at which time CMH no longer provided financial and advisory services to the Company.

        In February 2003, the Company closed its principal offices in Waltham, Massachusetts and moved its principal offices to space in New York City occupied by CMH. Network-1 pays rent on a month to month basis of $2,700 per month for its principal offices in New York City.

        During 2002, Edward James was paid consulting fees of $68,164 by the Company. In December 2002 Mr. James became a director of the Company and was elected interim Chief Executive Officer and Chief Financial Officer in January 2003. From January 2003 until January 1, 2004, Mr. James was paid $12,500 per month for his services as interim Chief Executive Officer and Chief Financial Officer.

        On November 18, 2003, the Company acquired six patents relating to various telecommunications and data networking technologies from Merlot Communications, Inc. ("Merlot"), a broadband communications solutions provider, for a purchase price of $100,000 and contingent future payments equal to 20% of the net income (as defined in the acquisition agreement) of the Company from the sale or licensing of the Patent Portfolio after the Company achieves $4.0 million of net income for each patent comprising the Patent Portfolio ("Net Profit Payments"). The Company has an option to terminate the Net Profit Payments, at any time between January 1, 2007 through March 31, 2007, and from January 1 through March 31 of each year thereafter, by making payments to Merlot in an amount equal to the greater of (i) two times the payment due for the twelve month period following the notice of termination or (ii) $3.0 million plus 10% for each additional year starting January 1, 2008. Wheatley Partners, II, L.P. and its affiliates and related parties (the "Wheatley Parties"), who are principal stockholders of the Company, also owned a majority of the outstanding voting stock of Merlot at the time of the transaction. The Wheatley Parties did not participate in the negotiation or the approval of the patent acquisition transaction by Merlot or the Company.

        On April 13, 2004, the Company as part of a recapitalization entered into an exchange agreement with each of its outstanding holders of preferred stock pursuant to which such holders exchanged an aggregate of 2,714,562 shares of Preferred Stock (231,054 shares of Series D Preferred Stock and 2,483,508 shares of Series E Preferred Stock) for an aggregate of 6,698,118 shares of Common Stock. Holders of preferred stock received 1.25 shares of Common Stock for each share of Common Stock such holders would have received based upon the conversion rate of their Preferred Stock. The holders of preferred stock participating in the exchange included among the 27 holders, CMH (1,084,935 shares of Series E Preferred Stock), Donna Slavitt, the wife of Corey M. Horowitz (35,377 shares of Series E Preferred Stock), Barry Rubenstein, his wife and affiliated entities (471,686 shares of Series E Preferred Stock and 139,747 shares of Series D Preferred Stock), Wheatley Partners II, L.P. (94,339 shares of Series E Preferred Stock), Wheatley Partners, L.P. (86,792 shares of Series E Preferred Stock) and Wheatley Foreign Partners, L.P. (7,547 shares of Series E Preferred Stock), Irwin Lieber (165,094 shares of Series E Preferred Stock and 34,689 shares of Series D Preferred Stock) and Barry Fingerhut (165,094 shares of Series D Preferred Stock and 34,689 shares of Series D Preferred Stock).

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

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

        3.1.1 Certificate of Amendment to the Certificate of Incorporation dated November 27, 2001. Previously filed as Exhibit 3.1.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-81344) declared effective by the SEC on February 12, 2002, and incorporated herein by reference (the "February 2002 Form S-3").

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

        10.1 Assignment Agreement, dated May 20, 2003, between the Company and Trend Micro Incorporated (including exhibits). Previously filed as Exhibit 10.8 to the Company's Current Report on Form 8-K filed June 2, 2003 and incorporated herein by reference.

        10.2 Patents Purchase, Assignment and License Agreement, dated November 18, 2003, between the Company and Merlot Communications, Inc. Previously filed as Exhibit 10.10 to the Company's current report on Form 8-K filed December 3, 2003 and incorporated herein by reference.

        10.3* Letter Agreement, dated December 21, 2003, between the Company and Corey M. Horowitz, including exhibits.

        10.4* Letter Agreement dated January 22, 2004, between the Company and David Kahn.

        10.5* Exchange Agreement, dated April 13, 2004, between the Company and its Preferred Stockholders.

        14*       Code of Ethics.

        23.1*     Consent of Eisner LLP, Independent Auditors'.

        31.1* Controls and Procedure Certification of Chief Executive Officer and Chief Financial Officer dated as of April 13, 2004.

        32.1* Certification of Chief Executive Officer and Chief Financial Officer dated April 13, 2004.

      -------------------------------------
      *     Filed herewith.

(b) Reports on Form 8-K

        On December 3, 2003, the Company filed a current report on Form 8-K with respect to the acquisition of a patent portfolio from Merlot Communications, Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

        Eisner LLP billed the Company aggregate fees of $88,000 and $119,000 for the year ended December 31, 2003 and December 31, 2002, respectively, for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB's and for other services in connection with statutory or regulatory filings. Before Eisner LLP was engaged to render audit services for the Company, the engagement was pre-approved by the Company's Audit Committee.

AUDIT RELATED FEES, TAX FEES AND ALL OTHER FEES

        Eisner LLP did not render any other professional service other than those discussed above for the year ended December 31, 2003 or December 31, 2002.

                                   SIGNATURES

        In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 13 day of April 2004.



                                       NETWORK-1 SECURITY SOLUTIONS, INC.


                                       By  /s/Corey M. Horowitz
                                           -------------------------------------
                                           Corey M. Horowitz
                                           Chairman and Chief Executive Officer

        In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the following persons in the capacities and on the dates indicated:


NAME                                     TITLE                         DATE
----                                     -----                         ----

/s/ Corey M. Horowitz            Chairman and Chief Executive     April 13, 2004
------------------------------   Officer, Chairman of the Board
Corey M. Horowitz                of Directors (principal
                                 executive officer.)

/s/ David Kahn                   Chief Financial Officer          April 13, 2004
------------------------------
David Kahn

/s/ Harry Schessel              Director                          April 13, 2004
------------------------------
Harry Schessel

/s/ Robert Graifman             Director                          April 13, 2004
------------------------------
Robert Graifman

                       NETWORK-1 SECURITY SOLUTIONS, INC.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

NETWORK-1 SECURITY SOLUTIONS, INC.

CONTENTS

                                                                            PAGE
                                                                            ----

INDEX TO FINANCIAL STATEMENTS

    Independent auditors' report                                             F-2

    Balance sheets as of December 31, 2003 and 2002                          F-3

    Statements of operations for the years ended December 31, 2003 and
      2002                                                                   F-4

    Statements of stockholders' equity for the years ended December 31,
      2003 and 2002                                                          F-5

    Statements of cash flows for the years ended December 31, 2003 and
      2002                                                                   F-6

    Notes to financial statements                                            F-7

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Network-1 Security Solutions, Inc.
New York, New York


We have audited the accompanying balance sheets of Network-1 Security Solutions, Inc. (the "Company") as of December 31, 2003 and 2002 and the related statements of operations, stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Network-1 Security Solutions, Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note A[2], the Company has incurred a net loss during 2003 and has a substantial accumulated deficit, and needs to obtain additional capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A[2]. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.



New York, New York
March 24, 2004

Except as to Note M[3] and M[4]
as to which the dates are
March 31, 2004 and April 13, 2004, respectively

NETWORK-1 SECURITY SOLUTIONS, INC.

BALANCE SHEETS

                                                                                             DECEMBER 31,
                                                                                  ---------------------------------
                                                                                      2003                 2002
                                                                                  ------------         ------------
ASSETS
Current assets:
    Cash and cash equivalents                                                     $    984,000         $  2,029,000
    Accounts receivable                                                                                       6,000
    Prepaid expenses and other current assets                                           86,000               96,000
                                                                                  ------------         ------------

           Total current assets                                                      1,070,000            2,131,000

Equipment and fixtures - net                                                                                 22,000
Patents                                                                                 99,000
Security deposits                                                                                             8,000
                                                                                  ------------         ------------

                                                                                  $  1,169,000         $  2,161,000
                                                                                  ============         ============

LIABILITIES
Current liabilities:
    Accounts payable                                                              $     78,000         $    193,000
    Accrued expenses and other current liabilities                                     520,000              610,000
    Deferred revenue                                                                                        218,000
                                                                                  ------------         ------------

           Total current liabilities                                                   598,000            1,021,000
                                                                                  ------------         ------------

Liability to be settled with equity instrument                                          54,000               55,000
                                                                                  ------------         ------------

Commitments and contingencies (Note G)

STOCKHOLDERS' EQUITY
Preferred stock - $.01 par value; 10,000,000 shares authorized; Series D -
    convertible, voting, authorized 1,250,000 shares; 231,054 shares
        issued and outstanding; liquidation preference of $705,000                       2,000                2,000
    Series E - convertible, authorized 3,500,000 shares; 2,483,508 shares
        issued and outstanding; liquidation preference of $5,265,000                    25,000               25,000
Common stock - $.01 par value; authorized 40,000,000 shares; 8,314,458
    shares issued and outstanding                                                       83,000               83,000
Additional paid-in capital                                                          41,443,000           41,397,000
Accumulated deficit                                                                (41,036,000)         (40,422,000)
                                                                                  ------------         ------------

                                                                                       517,000            1,085,000
                                                                                  ------------         ------------

                                                                                  $  1,169,000         $  2,161,000
                                                                                  ============         ============

SEE NOTES TO FINANCIAL STATEMENTS                                            F-3

NETWORK-1 SECURITY SOLUTIONS, INC.

STATEMENTS OF OPERATIONS

                                                                               YEAR ENDED
                                                                               DECEMBER 31,
                                                                     ---------------------------------
                                                                         2003                 2002
                                                                     ------------         ------------
Revenues:
    Licenses                                                         $    130,000         $    374,000
    Services                                                               88,000              218,000
                                                                     ------------         ------------

        Total revenues                                                    218,000              592,000
                                                                     ------------         ------------

Cost of revenues:
    Amortization and impairment of software development costs                                  741,000
    Cost of licenses                                                       15,000
    Cost of services                                                       51,000              147,000
                                                                     ------------         ------------

        Total cost of revenues                                             51,000              903,000
                                                                     ------------         ------------

Gross profit (loss)                                                       167,000             (311,000)
                                                                     ------------         ------------

Operating expenses:
    Product development costs                                           1,599,000
    Selling and marketing                                               1,831,000
    General and administrative                                          1,208,000            2,229,000
                                                                     ------------         ------------

        Total operating expenses                                        1,208,000            5,659,000
                                                                     ------------         ------------

Loss before interest income                                            (1,041,000)          (5,970,000)
Interest income - net                                                      12,000               65,000
Gain on sale of assets                                                    415,000
                                                                     ------------         ------------

NET LOSS                                                             $   (614,000)        $ (5,905,000)
                                                                     ============         ============

LOSS PER COMMON SHARE - BASIC AND DILUTED                            $      (0.07)        $      (0.78)
                                                                     ============         ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                    8,314,458            7,584,911
                                                                     ============         ============

SEE NOTES TO FINANCIAL STATEMENTS                                            F-4

NETWORK-1 SECURITY SOLUTIONS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

                                           SERIES D CONVERTIBLE           SERIES E CONVERTIBLE
                                              PREFERRED STOCK                PREFERRED STOCK                 COMMON STOCK
                                       ----------------------------    ---------------------------   ----------------------------
                                          SHARES          AMOUNT          SHARES         AMOUNT         SHARES          AMOUNT
                                       ------------    ------------    ------------   ------------   ------------    ------------
BALANCE - DECEMBER 31, 2001                 231,054    $      2,000       3,191,037   $     32,000      6,781,374    $     68,000
Conversion of Series E preferred
  stock                                                                    (707,529)        (7,000)     1,415,058          14,000
Exercise of Series E warrants                                                                               9,432
Exercise of Series D warrants                                                                             108,594           1,000
Net loss
                                       ------------    ------------    ------------   ------------   ------------    ------------

BALANCE - DECEMBER 31, 2002                 231,054           2,000       2,483,508         25,000      8,314,458          83,000
Non-employee compensation paid
  with stock options
Issuance of options for compensation
  to an employee director
Net loss
                                       ------------    ------------    ------------   ------------   ------------    ------------

BALANCE - DECEMBER 31, 2003                 231,054    $      2,000       2,483,508   $     25,000      8,314,458    $     83,000
                                       ============    ============    ============   ============   ============    ============

                                         ADDITIONAL
                                          PAID-IN      ACCUMULATED
                                          CAPITAL        DEFICIT         TOTAL
                                       ------------   ------------    ------------
BALANCE - DECEMBER 31, 2001            $ 41,274,000   $(34,517,000)   $  6,859,000
Conversion of Series E preferred
  stock                                      (7,000)                             0
Exercise of Series E warrants                12,000                         12,000
Exercise of Series D warrants               118,000                        119,000
Net loss                                                (5,905,000)     (5,905,000)
                                       ------------   ------------    ------------

BALANCE - DECEMBER 31, 2002              41,397,000    (40,422,000)      1,085,000
Non-employee compensation paid
  with stock options                          5,000                          5,000
Issuance of options for compensation
  to an employee director                    41,000                         41,000
Net loss                                                  (614,000)       (614,000)
                                       ------------   ------------    ------------

BALANCE - DECEMBER 31, 2003            $ 41,443,000   $(41,036,000)   $    517,000
                                       ============   ============    ============

SEE NOTES TO FINANCIAL STATEMENTS                                            F-5

NETWORK-1 SECURITY SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

                                                                                                   YEAR ENDED
                                                                                                  DECEMBER 31,
                                                                                       ---------------------------------
                                                                                           2003                 2002
                                                                                       ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                           $   (614,000)        $ (5,905,000)
    Adjustments to reconcile net loss to net cash used in operating activities:
           Issuance of options for compensation to an employee director                      41,000
           Valuation adjustment for outstanding stock options                                 4,000               55,000
           Gain on sale of assets                                                          (415,000)
           Depreciation, amortization and impairment charge                                  23,000            1,154,000
           Changes in:
               Accounts receivable                                                            6,000               56,000
               Prepaid expenses and other current assets                                     10,000               17,000
               Security deposits                                                              8,000
               Accounts payable, accrued expenses and other current liabilities            (205,000)            (277,000)
               Deferred revenue                                                            (218,000)             (27,000)
                                                                                       ------------         ------------

                  Net cash used in operating activities                                  (1,360,000)          (4,927,000)
                                                                                       ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of equipment and fixtures                                                                      (116,000)
    Capitalized software costs                                                                                  (180,000)
    Acquisition of patents                                                                 (100,000)
    Proceeds from sale of assets                                                            415,000
                                                                                       ------------         ------------

                  Net cash provided by (used in) investing activities                       315,000             (296,000)
                                                                                       ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of warrants                                                                           131,000
                                                                                       ------------         ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (1,045,000)          (5,092,000)
Cash and cash equivalents - beginning of year                                             2,029,000            7,121,000
                                                                                       ------------         ------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                                $    984,000         $  2,029,000
                                                                                       ============         ============

NON-CASH TRANSACTIONS:
    Non-employee compensation paid with stock options                                  $      5,000

SEE NOTES TO FINANCIAL STATEMENTS                                            F-6

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE A - THE COMPANY

[1]    BUSINESS:

       Network-1 Security Solutions, Inc. (the "Company") developed, marketed, licensed and supported its proprietary network security software products designed to provide comprehensive security to computer networks. The Company also provided maintenance and training services.

       In December 2002, the Company discontinued its software product line and associated operations, ceased its product development and eliminated its sales and marketing efforts and during May 2003, sold substantially all of its intellectual property. Through a series of layoffs, the Company has reduced its workforce to a current level of two employees. The Company has closed its various offices upon termination of leases during 2002 and 2003. In February 2003, the Company closed its principal office in Waltham, Massachusetts and moved its principal offices to space in New York City in offices occupied by CMH Capital Management Corp. ("CMH") (a company owned by the Chairman and CEO). The Company reimburses CMH for rent in the amount of $2,700 per month on a month-to-month basis (see Note G[1]).

       As part of its new business strategy, in November 2003, the Company acquired a portfolio of telecommunications and data networking patents (the "Patent Portfolio") and is pursuing licensing opportunities related to the technologies covered by the Patent Portfolio. As of December 31, 2003, the Company has not entered into any license arrangements with respect to the Patent Portfolio. However, it is pursuing such arrangements with third parties.

[2]    GOING CONCERN:

       The Company has incurred substantial net losses from operations during 2003. The Company as of December 31, 2003 has cash and cash equivalents of $984,000 and currently is not generating revenues to support its operations. The Company has been dependent upon capital raised through both public and private placement of equity to finance its business operations. This raises substantial doubt about the Company's ability to continue as a going concern.

       In November 2003, the Company acquired a Patent Portfolio (see Note E) and is pursuing licensing opportunities for these patents. However, the Company has not entered into any license arrangements as of December 31, 2003. Until the Company generates positive cash flows from operations, of which there can be no assurance, the Company plans to seek additional financing through the issuance of debt and/or equity securities.

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

[1]    CASH EQUIVALENTS:

       The Company considers all highly liquid short-term investments purchased with a maturity of three months or less to be cash equivalents.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

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

[5]    PATENTS:

       The Company owns a Patent Portfolio that relates to various telecommunications and data networking technologies. The Company capitalizes the costs associated with acquisition, registration and maintenance of the patents and amortizes these assets over their remaining useful lives on a straight-line basis. Any further payments made to maintain or develop the patents would be capitalized and amortized over the balance of the useful life for the patents.

[6]    IMPAIRMENT OF LONG-LIVED ASSETS:

       In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. Accordingly, the Company records impairment losses on long-lived assets used in operations or expected to be disposed of when indicators of impairment exist and the cash flows expected to be derived from those assets are less than carrying amounts of those assets. During the year ended December 31, 2002, the Company recorded an impairment charge related to its network security software of approximately $401,000, which was included in amortization of software development costs. On May 30, 2003, the Company completed the sale of its network security software to an unrelated third party for $415,000. At December 31, 2002, the Company also reduced the carrying value of its fixed assets to their net realizable amount and sold them in January 2003 for $22,000, that being their carrying value at December 31, 2002 (see Note C).

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[7]    INCOME TAXES:

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

[8]    LOSS PER SHARE:

       Basic loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the year. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. Potential common shares of 11,495,493 and 18,081,581 at December 31, 2003 and 2002, respectively, are anti-dilutive, and are not included in the calculation of diluted loss per share. Such potential common shares reflect options, warrants, convertible preferred stock and convertible notes.

[9]    USE OF ESTIMATES:

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

[10]   FINANCIAL INSTRUMENTS:

       The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

[11]   STOCK-BASED COMPENSATION:

       The Company accounts for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which was released in December 2002 as an amendment of SFAS No. 123. The following table illustrates the effect on net loss and loss per share if the fair value-based method had been applied to all awards:

                                                                                   YEAR ENDED
                                                                                  DECEMBER 31,
                                                                       ---------------------------------
                                                                           2003                 2002
                                                                       ------------         ------------
          Reported net loss attributable to common stockholders        $   (614,000)        $ (5,905,000)
          Stock-based employee compensation expense included
              in reported net loss                                           41,000
          Stock-based employee compensation determined under
              the fair value-based method                                  (203,000)            (298,000)
                                                                       ------------         ------------

          Pro forma net loss                                           $   (776,000)        $ (6,203,000)
                                                                       ============         ============


              Loss per common share (basic and diluted):
                  As reported                                          $      (0.07)        $      (0.78)
                                                                       ============         ============

                  Pro forma                                            $      (0.09)        $      (0.82)
                                                                       ============         ============

                                                                             F-9

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[11]   STOCK-BASED COMPENSATION:  (CONTINUED)

       The fair value of options on the date of grant is estimated using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

                                                          YEAR ENDED
                                                          DECEMBER 31,
                                               ---------------------------------
                                                   2003                 2002
                                               ------------         ------------
          Risk-free interest rates             2.74 - 5.07%         2.63 - 6.44%
          Expected option life in years           3.04                 6.60
          Expected stock price volatility    113.75 - 229.03%         112.00%
          Expected dividend yield                 0.00%                0.00%

[12]   ADVERTISING COSTS:

       Advertising costs are expensed as incurred. Advertising expense was $0 and $93,000 for the years ended December 31, 2003 and 2002, respectively.

[13]   RECENTLY ISSUED ACCOUNTING STANDARDS:

       SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which was issued in May 2003, will require redeemable preferred stock to be classified, in certain circumstances, as a liability, upon adoption by a public company at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 provides that mandatorily redeemable preferred stock should be classified as a liability if it embodies an unconditional obligation requiring the issuer to redeem the shares by transferring its assets at a specified or determinable date or upon an event certain to occur. The Company does not currently have any financial instruments with these characteristics. SFAS No. 150 had no effect on the Company's results of operations and financial position.

       In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 15, 2002, but has certain disclosure requirements effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not currently have any guarantees. The adoption of the disclosure requirements of FIN 45 had no effect on the Company's financial position or results of operations.

       In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 relates to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient capital at risk for the entity to finance its activities without additional subordinated financial support from other parties. Under certain circumstances, an enterprise may be required to consolidate such an entity if it will absorb a majority of the entity's expected losses, receive a majority of the entity's residual returns, or both. FIN 46 became effective for variable interest entities created after January 31, 2003, and had no effect on the Company's financial position as of December 31, 2003, and its results of operations for the year then ended.

[14]   RECLASSIFICATION:

       Certain prior year amounts have been reclassified to conform to the 2003 presentation.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE C - EQUIPMENT AND FIXTURES

Equipment and fixtures are summarized as follows at December 31, 2002:

          Office and computer equipment                 $    649,000
          Furniture and fixtures                             146,000
                                                        ------------

                                                             795,000
          Less accumulated depreciation                     (773,000)
                                                        ------------

                                                        $     22,000
                                                        ============

Depreciation expense was $0 and $413,000 for the years ended December 31, 2003 and 2002, respectively. In January 2003, the Company sold all the remaining equipment and fixtures at its carrying value as at December 31, 2002, resulting in no profit or loss on sale of its assets.

NOTE D - CAPITALIZED SOFTWARE COSTS

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                                    2002
                                                                ------------
          Balance, beginning of year (net of accumulated
              amortization)                                     $    561,000
          Additions                                                  180,000
          Amortization                                              (741,000)
                                                                ------------

          Balance, end of year (net of accumulated
              amortization)                                     $          0
                                                                ============

       During 2002, the Company wrote-off the remaining balance of $401,000 attributable to its capitalized software cost when it discontinued its software product offering which is included in amortization expense.

NOTE E - PATENTS

In November 2003, the Company acquired a portfolio of telecommunications and data networking patents (six patents) from Merlot Communications, Inc. (the "Seller") in which controlling stockholders of the Company currently own a majority of Merlot's voting stock. The purchase price for the Patent Portfolio was $100,000, paid in cash. The cash price paid has been capitalized and is being amortized over the remaining useful life of each patent. In addtion, the Company shall pay the Seller 20% of the net income, as defined, after the first $4,000,000 of net income realized by the Company on a per patent basis from the sale or licensing of the patents. However, the Company has an option to terminate these payments for each of the patents, commencing Janaury 1, 2007 through March 31, 2007, and for each Janaury 1 through March 31 period therafter, by paying the greater of: (i) two times the payment due for the 12 months immediately following the notice for each patent; or (ii) $3 million plus an extra 10% for each additional year starting the fourth year after the closing of the patent agreement for each patent.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE E - PATENTS  (CONTINUED)

The Company has granted the Seller a nonexclusive, royalty free, license for the term of each patent to use the patents for the development, manufacture or sale of its own branded products to end users.

For the year ended December 31, 2003, the Company has not derived any income from sale or licensing of these patents.

          Balance - January 1, 2003
          Additions                          $    100,000
          Amortization                             (1,000)
                                             ------------

          Balance - December 31, 2003        $     99,000
                                             ============

NOTE F - STOCKHOLDERS' EQUITY

[1]    PREFERRED STOCK:

       (a) Series D preferred stock:

           Pursuant to a private placement in December 1999, the Company received $1,500,000 from the sale of 491,803 shares of Series D convertible preferred stock at $3.05 per share, including 172,129 shares to related parties. Such stock is convertible into common shares at a conversion rate of 1.69431 (as adjusted), has identical voting rights as the Company's common stock, and is entitled to equivalent dividend rights as those paid on shares of common stock obtainable on conversion. The holders of the Series D convertible preferred stock are entitled to a liquidation preference of $3.05 per share plus any declared but unpaid dividends before any payments are made to holders of common stock, and rank equal with Series E preferred stock in the event of liquidation, dissolution or winding up of the Company. Through December 31, 2001, 384,780 shares of the Series D preferred stock were converted to common stock and prior outstanding notes were converted into 124,031 shares of the Series D preferred stock. In connection therewith, the Company also issued five-year warrants to purchase 491,803 shares of common stock at an exercise price of $3.05 per share. The exercise price of the warrants was reduced to $1.00 because the Company did not achieve a specified revenue target. Holders of warrants for 444,857 shares waived such exercise price reduction. Of these warrants, 147,149 were exercised during 2000.

           Pursuant to anti-dilution features of the Series D convertible preferred stock and warrants, in connection with the October 2, 2001 private offering of Series E preferred stock and warrants (see (b) below), the holders of outstanding Series D preferred stock and related warrants received the right to purchase 1,145,207 additional shares of common stock upon conversion or exercise of Series D preferred stock and warrants as a result of the anti-dilution provisions of such securities. The warrants expire in December 2004. In addition, the exercise price of outstanding warrants was adjusted from $3.05 to $1.114.

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

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE F - STOCKHOLDERS' EQUITY  (CONTINUED)

[1]    PREFERRED STOCK:  (CONTINUED)

       (b) Series E preferred stock: (continued)

           Falconstor Software, Inc. ("Falconstor"), for investing more than $2,000,000 (the "Additional Warrant"). Out of the above warrants, 6,382,074 warrants expired on October 2, 2003. In connection with the 2001 Financing, the Company and Falconstor entered into a ten-year License and Distribution Agreement (the "Falconstor Agreement") pursuant to which Falconstor has the right to distribute the Company's product offerings in its indirect and OEM channels. As part of the Falconstor Agreement, Falconstor paid the Company a non-refundable advance of $500,000 against future royalty payments (the "Advance"). For accounting purposes, $350,000 of the Advance, representing the estimated fair value of the Additional Warrant, was accounted for as its purchase price, resulting in total proceeds attributable to the 2001 Financing of $7,115,000. For accounting purposes, an allocation of $4,952,000 and $2,163,000 was made to the Series E and warrants, respectively, based on the relative fair values of the common stock obtainable upon conversion of the Series E and the warrants on the date of the 2001 Financing. The warrants were valued using the Black-Scholes option pricing model using the following assumptions: volatility of 113.45%, expected life of 1 year and 3 years, dividend yield of 0, and risk-free interest rates of 2.47% and 3.14%, respectively. The difference between the proceeds allocated to the Series E and the fair market value of the common stock obtainable upon conversion of the Series E represents a beneficial conversion feature, which has been imputed as a preferred stock dividend in calculating the net loss available to common stockholders. On May 30, 2003, as part of the Company's sale of its CyberwallPLUS technology and related intellectual property (the "Assets") to an unrelated third party (the "Purchaser"), the Company assigned its rights under the Falconstor Agreement to the Purchaser.

           Holders of the Series E may convert each such share into two shares of common stock at any time, subject to adjustment. During the year ended December 31, 2002, holders of 707,529 shares of Series E converted their shares into 1,415,058 shares of common stock. The Series E is entitled to vote on all matters with the holders of the Company's common stock based on the number of shares of common stock into which such shares may be converted, except that the holders of the Series E have irrevocably waived any increased voting rights that may be afforded to the holders of Series E resulting from anti-dilution protection. Holders of Series E shall receive dividends and other distributions, when, as and if declared by the Board of Directors, out of funds legally available therefore equivalent to those dividends paid on shares of common stock. The holders of Series E will be entitled to a liquidation preference of $2.12 per share plus any declared but unpaid dividends before any payments are made to holders of common stock, and the Series E ranks equal with the Series D preferred stock upon liquidation. The Company also agreed with the holders of the Series E that, without the approval of the Series E designee, a principal stockholder of the Company (see Note J[3]), it will not take certain actions, including (i) issue securities except for securities issued under its stock option plan,
           (ii) incur debt in excess of $250,000, (iii) enter into a merger, acquisition or sale of substantially all of its assets and (iv) take any action to amend its Certificate of Incorporation or by-laws that could in any way adversely affect the rights of the holders of the Series E. In addition, the investors were granted registration rights with respect to the shares of common stock to be received upon conversion of the Series E preferred stock and exercise of the warrants.

[2]    STOCK OPTIONS:

       During 1996, the Board of Directors and stockholders approved the adoption of the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan, as amended, provides for the granting of both incentive and non-qualified options to purchase common stock of the Company. A total of 4,000,000 shares are provided for under the 1996 Plan.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE F - STOCKHOLDERS' EQUITY  (CONTINUED)

[2]    STOCK OPTIONS:  (CONTINUED)

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

       The following table summarizes stock option activity for the years ended December 31:

                                                                      2003                                   2002
                                                        -------------------------------        ---------------------------------
                                                                             WEIGHTED                                WEIGHTED
                                                                              AVERAGE                                 AVERAGE
                                                          OPTIONS             EXERCISE            OPTIONS            EXERCISE
                                                        OUTSTANDING            PRICE            OUTSTANDING            PRICE
                                                       ------------        ------------        ------------         ------------
          Options outstanding at beginning of year        3,154,498        $       2.25           1,761,652         $       3.36
          Granted                                         1,860,000(d)             0.19           2,520,000(a)(c)           1.48
          Cancelled/expired                              (1,742,128)(c)            2.42          (1,127,154)                2.26
                                                       ------------                            ------------

          Options outstanding at end of year              3,272,370                0.99           3,154,498(b)              2.25
                                                       ============                            ============

          Options exercisable at end of year              1,964,545                1.30             788,165                 4.03
                                                       ============                            ============

       (a) On April 18, 2002, in consideration of additional consulting and financial advisory services, the Company issued to CMH Capital Management Corp. ("CMH") an option to purchase 750,000 shares of the common stock at an exercise price of $1.20 per share, which was the market price of the Company's common stock on the date of issuance. Corey M. Horowitz, Chairman of the Board of Directors of the Company, is the sole owner and officer of CMH. The shares underlying the option vest over a three-year period in equal amounts of 250,000 shares per year beginning April 18, 2003. In addition, the shares underlying the option shall vest in full in the event of a "change of control" or in the event that the closing price of the Company's common stock reaches a minimum of $3.50 per share for 20 consecutive trading days. These options are treated as contingent options and were originally priced in the quarter ended June 30, 2002 at $416,000. Subsequently, they were revalued to $55,000 at December 31, 2002 and $14,000 at March 31, 2003. The fair value of these options remained unchanged at April 18, 2003. On April 18, 2003, 250,000 of these options, having a fair value of $5,000 as of that date, vested. Accordingly, $5,000 was reallocated to additional paid-in capital by correspondingly reducing the liability. The options to purchase the remaining 500,000 shares continue to be treated as contingent options and valued utilizing the Black-Scholes option pricing model at each balance sheet date. At December 31, 2003 the 500,000 unvested options were valued at $54,000. Any increase/decrease in the valuation has been reflected as addition/reduction of general and administrative expenses at each balance sheet date.

       (b) Includes a five-year option to purchase 294,879 shares of common stock at an exercise price of $2.42 per share issued outside the 1996 Plan which expired in May 2003. The option was issued in May 1998 in connection with an employment agreement with the Company's former President and Chief Executive Officer.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE F - STOCKHOLDERS' EQUITY  (CONTINUED)

[2]    STOCK OPTIONS: (CONTINUED)

       (c) On March 11, 2002, the Company entered into a two-year employment agreement with Richard J. Kosinski, as Chief Executive Officer and President, and issued to Mr. Kosinski ten-year options to purchase 1,200,000 shares of the Company's common stock at an exercise price of $1.65 per share. The vesting schedule for these options was as follows: (i) 25% of the shares (300,000 shares) on March 11, 2003 and (ii) the balance of 75% of the shares over a three-year period in equal amounts of 6.25% (75,000 shares) at the end of each three-month period beginning March 11, 2003, subject to acceleration upon a change of control of the Company. In July 2003, all of these options issued were forfeited in connection with the settlement of a lawsuit by Mr. Kosinski against the Company.

       (d) Includes five-year options to purchase 1,600,000 shares of the Company's common stock issued to Corey M. Horowitz, Chief Executive Officer and Chairman of the Company in connection with an agreement in December 2003 (see Note K) as follows: (i) incentive stock options to purchase 1,084,782 shares of common stock, at an exercise price of $0.23 per share, of which 434,782 shares vested immediately, 250,000 shares vest on December 22, 2004 and 200,000 shares each vest on December 22, 2005 and December 22, 2006 and (ii) non-qualified stock options to purchase 515,218 shares of common stock, at an exercise price of $0.13 per share, which vested immediately. The Company recognized $41,000 of expense in 2003 related to the 515,218 options representing the difference between the exercise price of the options and the market price on the date of grant.

       (e) The following table presents information relating to stock options outstanding and exercisable at December 31, 2003:

                                                                  WEIGHTED
                                                    WEIGHTED      AVERAGE                    WEIGHTED
                 RANGE OF                           AVERAGE      REMAINING                   AVERAGE
                 EXERCISE            OPTIONS        EXERCISE      LIFE IN       OPTIONS      EXERCISE
                  PRICES           OUTSTANDING       PRICE         YEARS      EXERCISABLE     PRICE
             ----------------      -----------       ------         ----      -----------     ------
             $ 0.12 - $ 2.91         2,955,093       $ 0.58         9.18        1,648,188     $ 0.63
             $ 3.00 - $ 3.75           146,625         3.44         6.34          146,625       3.44
             $ 4.13 - $ 5.69            69,600         5.17         6.14           68,680       5.16
             $ 6.00 - $ 6.875           91,052         6.22         5.98           91,052       6.22
             $10.00 - $10.125           10,000        10.00         6.08           10,000      10.00
                                   -----------                                -----------
                                     3,272,370         0.99         8.76        1,964,545       1.30
                                   ===========                                ===========

            The weighted average fair value on the option grant date during the years ended December 31, 2003 and 2002 were $0.20 and $1.13 per option, respectively.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE F - STOCKHOLDERS' EQUITY  (CONTINUED)

[3]    WARRANTS:

       As of December 31, 2003, the Company has the following outstanding warrants to purchase shares of common stock:

              NUMBER OF      EXERCISE
              WARRANTS        PRICE                  EXPIRATION DATE
            -----------       ------         ----------------------------------
                 31,040       $ 1.61         January 15, 2004
                 62,856         2.42         April 4, 2004
                100,104         6.44         March 14, 2006 - February 24, 2007
                 93,120         9.66         March 14, 2006
                 20,000         7.50         January 2, 2004 (a)
                 20,000        10.00         February 28, 2004 (a)
                300,000          .70         July 11, 2011 (b)
                250,000         1.48         October 8, 2006 (b)
              1,352,048         1.11         December 22, 2004 (c)
                500,000         1.27         October 2, 2006 (d)
                 66,621         2.03         April 13, 2006 (e)
                 64,352         2.00         July 2, 2006 (e)
                  4,489         2.10         October 1, 2006 (e)
            -----------
              2,864,630
            ===========

       (a) Represents warrants issued pursuant to a consulting agreement with an advisory firm. Under the agreement, entered into on October 31, 2000, the Company was required to pay a monthly fee and issue 60,000 warrants. The warrants have exercise prices ranging from $5.00 to $10.00, expire three years after issuance, and were issued 1/3 at the inception of the agreement, 1/3 at 60 days, and 120 days after inception. The warrants were valued at $82,000 using the Black-Scholes option pricing model using the following weighted average assumptions on the issuance dates: risk-free interest rate of 5.60, volatility of 113%, dividend yield of 0 and expected life of 3 years.

       (b) Issued to CMH in 2001, a company owned by the Chairman and Chief Executive Officer (see Note J[1]).

       (c)  Issued in connection with the Series D preferred stock and notes.

       (d) Issued with private offering of Series E preferred stock (see Note F[1]).

       (e) Issued to a software development company for services rendered. The Company recognized an $80,000 expense in 2001 related to the warrants based on their estimated fair value using the Black-Scholes option pricing model utilizing the following weighted average assumptions: risk free rate of 4.5%, expected life of 3 years, volatility of 113%, and a dividend yield of 0. The software development company has claimed they are entitled to additional warrants for the services rendered (see Note G[4]).

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE G - COMMITMENTS AND CONTINGENCIES

[1]    OPERATING LEASES:

       At December 31, 2002, the Company leased an office facility in Massachusetts, being its principal office, which expired during February 2003. During 2002, the Company closed its New Hampshire and Shanghai, China, office facilities. The Company moved its principal offices to a space in New York City and pays rent on a month-to-month basis (see Note
       A).

       Rental expense for the years December 31, 2003 and 2002 aggregated $42,000 and $376,000, respectively.

[2]    SOFTWARE DISTRIBUTION AGREEMENT:

       Pursuant to an agreement under which certain technology was developed for the Company, royalty payments of up to $100,000 may be payable. As of December 31, 2003, royalties owed pursuant to such agreement were not significant.

[3]    SAVINGS AND INVESTMENT PLAN:

       The Company has a Savings and Investment Plan which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986. The Company also may make discretionary annual matching contributions in amounts determined by the Board of Directors, subject to statutory limits. The Company did not make any contributions to the 401(k) Plan during the years ended December 31, 2003 and 2002.

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

NOTE H - INCOME TAXES

At December 31, 2003, the Company has available net operating loss carryforwards to reduce future federal taxable income of approximately $31,165,000 for tax reporting purposes, which expire from 2009 through 2023. Pursuant to the provisions of the Internal Revenue Code, future utilization of these past losses is subject to certain limitations based on changes in the ownership of the Company's stock that have occurred.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE H - INCOME TAXES  (CONTINUED)

The principal components of the net deferred tax asset are as follows:

                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                 -----------------------------
                                                     2003             2002
                                                 ------------     ------------
          Deferred tax assets:
              Net operating loss carryforwards $ 11,687,000 $ 11,238,000 Options and warrants not yet
                deducted, for tax purposes            676,000          659,000
              Other                                   146,000          382,000
                                                 ------------     ------------

                                                   12,509,000       12,279,000
          Valuation allowance                     (12,509,000)     (12,279,000)
                                                 ------------     ------------

          Net deferred tax assets                $          0     $          0
                                                 ============     ============

The Company has recorded a valuation allowance for the full amount of its deferred tax assets as the likelihood of its future realization cannot be presently determined. The valuation allowance increased by $230,000 in 2003 and $2,138,000 in 2002.

The reconciliation between the taxes as shown and the amount that would be computed by applying the statutory federal income tax rate to the loss before income taxes is as follows:

                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                 -----------------------------
                                                     2003             2002
                                                 ------------     ------------
          Income tax benefit - statutory rate           (34.0)%          (34.0)%
          State and local, net                           (3.5)            (3.5)
          Increase in valuation allowance on
            deferred tax assets                          37.5             37.5
                                                 ------------     ------------

                                                          0.0%             0.0%
                                                 ============     ============

NOTE I - CONCENTRATIONS

The Company places its cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2003, the Company maintained cash balances of $878,000 in excess of FDIC limits.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE J - RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

[1] In June 2001, upon the resignation of the Company's Chief Executive Officer, the Company entered into a six-month consulting agreement with CMH, a company owned by the Chairman of the Board of the Company. Pursuant to the agreement, the Company paid CMH $17,500 per month and issued a warrant to purchase 300,000 shares of the Company's common stock at an exercise price of $.70 per share, which was the market price of the common stock on the date of issuance. The warrants were valued utilizing the Black-Scholes option pricing model, resulting in an estimated fair value of $180,000, which was expensed in 2001. In addition, in October 2001, as consideration for additional consulting and financial services, the Company issued warrants to purchase 250,000 shares of common stock at an exercise price of $1.48 per share which were expensed. In January 2002, the agreement was extended to the lesser of six months or three months after the date of hire of a new Chief Executive Officer. In July 2002, the agreement was further extended until December 31, 2002. Until December 2003, the Company continued its consulting arrangement with CMH on a month-to-month basis. In addition, CMH was reimbursed for $41,000 and $50,000 of expenses incurred during the years ended December 31, 2003 and 2002, respectively, including the allocable portion of rent for office space in New York City. In December 2003, Mr. Horowitz, the sole officer and stockholder of CMH, became Chairman and Chief Executive Officer of the Company (see Note K) and the CMH consulting agreement was terminated.

[2] In December 2001, the Company entered into a one-year financial advisory agreement with an investment banking firm, which required the Company to pay $200,000 over the next ten months. At the time of entering into the agreement, the firm's Chairman of the Board owned shares of Series E preferred stock and an affiliate was the general partner of a partnership that owned common stock and held convertible notes, subsequently converted into common stock. During 2002, the Company agreed with the investment banking firm that no further services would be needed and that payments in the aggregate of $40,000 be considered as full satisfaction under the agreement which was accrued at December 31, 2002 and paid in January 2003. The Company charged $153,000 to operations during the year ended December 31, 2002.

[3] As noted in F[1], the Company entered into a ten-year License and Distribution Agreement with Falconstor, an investor in the 2001 Financing. This agreement required Falconstor to pay royalties after utilizing the Advance as a credit. Deferred revenue at December 31, 2002 included $130,000 from this agreement, representing the unearned portion of the $150,000 allocated from the Advance to the license fee, less accumulated royalties earned of $20,000 through December 31, 2002. On May 30, 2003, as part of the Company's sale of its assets to the purchaser, the Company assigned its rights under the Falconstor Agreement to the Purchaser of its software (Note L) and recognized as income, the balance of the deferred revenue during 2003. One of the Company's principal stockholders is also a principal stockholder of Falconstor, and an affiliated entity is the Series E designee noted in F[1].


NOTE K - EMPLOYMENT ARRANGEMENTS

On December 22, 2003, the Company entered into an arrangement with Corey M. Horowitz to serve as the Chairman and Chief Executive Officer of the Company. The Company will pay a salary of $210,000. In addition, Mr. Horowitz received options to purchase 1,600,000 shares of common stock (see Note F[2](d). If, at anytime up to December 31, 2005, the Company completes a financing transaction and issues common stock or any other securities convertible or exercisable into common stock, Mr. Horowitz will receive additional options to purchase common stock, up to a maximum of 600,000 options, so that he will maintain his ownership percentage of options and warrants as of December 22, 2003.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE L - GAIN ON SALE OF ASSETS

On May 30, 2003, the Company completed the sale of its CyberwallPlus technology and related intellectual property and assignment of its rights under the Falconstar Agreement for aggregate proceeds of $415,000. The carrying value of these assets was written down to zero in the third quarter of 2002. The $415,000 is reflected as "Gain on Sale of Assets" in the statements of operations.

NOTE M - SUBSEQUENT EVENTS

[1] In January 2003, the former Chief Financial Officer and a director (the "Former CFO") of the Company commenced a lawsuit against the Company for breach of his employment agreement for $190,000. In February 2004, the Company agreed to pay $55,000 to the Former CFO in full settlement of all claims asserted, which is accrued in the accompanying financial statements.

[2] In January 2004, the Company entered into an agreement with an individual to serve as the Company's Chief Financial Officer (the "New CFO"). The agreement expires on December 31, 2004 and provides for a base salary of $5,500 per month for the period January 22, 2004 through April 30, 2004, $4,500 per month for the period May 1, 2004 through August 31, 2004 and $3,500 per month from September 1, 2004 through December 31, 2004. In connection with his agreement, the New CFO received options to purchase 50,000 shares of common stock of the Company at $0.35 per share under the Company's stock option plan, at the fair market value of the shares on the date of the grant, 20,000 of these options vest immediately and the balance vests on a monthly basis through December 31, 2004.

[3] In March 2004, PowerDsine Inc. ("PowerDsine") commenced an action against the Company in the United District Court, Southern District of New York, seeking a declaratory judgment that the Company's patent (U.S. Patent No. 6,218,930) covering the remote delivery of power over Ethernet (the "Remote Power Patent") is not infringed by PowerDsine and/or its customers. PowerDsine further seeks an order permanently enjoining the Company (i) from making any claims to any person or entity that PowerDsine's products infringe the Remote Power Patent or contribute to infringement of the patent, (ii) from interfering with or threatening to interfere with the importation, sale, license or use of PowerDsine's power over Ethernet components or products, and (iii) from instituting or prosecuting any lawsuit or proceeding, placing at issue the right of PowerDsine, its customers, licensees, successors, or assigns to import, use or sell PowerDsine's power over Ethernet components or products. The Company believes its Remote Power Patent is valid and has meritorious defenses to the action. The Company intends to vigorously defend the action and take whatever actions are necessary to protect its intellectual property.

[4] In April 2004, the Company entered into an exchange agreement with the holders of the Company's Series E ("Series E") and Series D ("Series D") convertible preferred stock to exchange 2,483,508 shares of Series E into 6,208,770 shares of common stock and 231,054 shares of Series D into 489,348 shares of common stock. As an inducement for agreeing to such conversion, the holders of the Series E and Series D received 1.25 times the number of shares of common stock that each preferred stockholder would have otherwise received upon conversion. The holders of preferred stock participating in the exchange included, among others, CMH (1,084,935 of Series E shares), the wife of Corey M. Horowitz (35,377 of Series E shares) and other principal stockholders of the Company (990,552 of Series E shares and 209,125 of Series D shares).