Form 10QSB
period 2004-03-31
NETWORK 1 SECURITY SOLUTIONS INC
filed 2004-05-17
CIK 1065078

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______


                         COMMISSION FILE NUMBER 1-14896




                       NETWORK-1 SECURITY SOLUTIONS, INC.
--------------------------------------------------------------------------------
                     (EXACT NAME OF SMALL BUSINESS ISSUER AS
                            SPECIFIED IN ITS CHARTER)



           DELAWARE                                              11-3027591
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                                (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)



              445 Park Avenue, Suite 1028, New York, New York 10022
--------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)



                                  212-829-5770
--------------------------------------------------------------------------------
                           (ISSUER'S TELEPHONE NUMBER)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.      Yes [X]   No [_]


The number of shares of Common Stock, $.01 par value per share, outstanding as of May 10, 2004 was 15,012,576.

Transitional Small Business Disclosure Format (check one):     Yes [_]   No [X]

================================================================================

                       NETWORK-1 SECURITY SOLUTIONS, INC.

                                      INDEX



                                                                        Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
         Condensed Balance Sheets as of March 31, 2004 (unaudited)
         and December 31, 2003...............................................  3

         Condensed Statements of Operations for the three months
         ended March 31, 2004 and 2003 (unaudited)...........................  4

         Condensed Statements of Cash Flows for the three months
         ended March 31, 2004 and 2003 (unaudited)...........................  5

         Notes to Condensed Financial Statements.............................  6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........... 10

Item 3.  CONTROLS AND PROCEDURES............................................. 16




PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 16

Item 2.  Changes in Securities and Small Business Issuer Purchases
         of Equity Securities................................................ 17

Item 3.  Defaults Upon Senior Securities..................................... 17

Item 4.  Submission of Matters to a Vote of Security Holders................. 17

Item 5.  Other Information................................................... 17

Item 6.  Exhibits and Reports on Form 8-K.................................... 17


SIGNATURES................................................................... 18

NETWORK-1 SECURITY SOLUTIONS, INC.

CONDENSED BALANCE SHEETS

                                                                       MARCH 31,       DECEMBER 31,
                                                                         2004              2003
                                                                     ============      ============
                                                                     (UNAUDITED)
ASSETS
------
Current assets:
   Cash and cash equivalents                                         $    660,000      $    984,000
   Prepaid expenses and other current assets                               62,000            86,000
                                                                     ------------      ------------

        Total current assets                                              722,000         1,070,000

Patents                                                                    97,000            99,000
                                                                     ------------      ------------
                                                                     $    819,000      $  1,169,000
                                                                     ============      ============

LIABILITIES
-----------
Current liabilities:
   Accounts payable                                                  $     33,000      $     78,000
   Accrued expenses and other current liabilities                         521,000           520,000
                                                                     ------------      ------------

        Total current liabilities                                         554,000           598,000
                                                                     ------------      ------------

Liability to be settled with equity instrument                            111,000            54,000
                                                                     ------------      ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
--------------------
Preferred stock - $0.01 par value, 10,000,000 shares authorized,
Series D - convertible, voting, authorized 1,250,000 shares;
   231,054 shares issued and outstanding at March 31, 2004 and
   December 31, 2003, liquidation preference of $705,000 at
   March 31,2004 and December 31, 2003                                      2,000             2,000

Series E - convertible, authorized 3,500,000 shares; 2,483,508 shares issued and outstanding at March 31, 2004 and December
   31, 2003, liquidation preference of $5,265,000 at March 31,
   2004 and December 31, 2003
                                                                           25,000            25,000

Common stock - $0.01 par value ; authorized 40,000,000 shares;
   8,314,458 shares issued and outstanding at March 31, 2004 and
   December 31, 2003                                                       83,000            83,000

Additional paid-in capital                                             41,443,000        41,443,000
Accumulated deficit                                                   (41,399,000)      (41,036,000)
                                                                     ------------      ------------

                                                                          154,000           517,000
                                                                     ------------      ------------
                                                                     $    819,000      $  1,169,000
                                                                     ============      ============

NETWORK-1 SECURITY SOLUTIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                            THREE MONTHS ENDED MARCH 31,
                                                           ==============================
                                                               2004              2003
                                                           ============      ============
Revenue:
        Services                                           $         --      $     42,000
                                                           ------------      ------------
Cost of revenue:
        Cost of services                                             --            17,000
                                                           ------------      ------------

Gross Profit                                                         --            25,000
                                                           ------------      ------------

Operating expenses:
        General and administrative                              364,000           305,000
                                                           ------------      ------------

LOSS BEFORE INTEREST INCOME                                    (364,000)         (280,000)
Interest income - net                                             1,000             4,000
                                                           ------------      ------------


Net loss                                                   $   (363,000)     $   (276,000)
                                                           ============      ============

LOSS PER COMMON SHARE - BASIC AND DILUTED                  $      (0.04)     $      (0.03)
                                                           ============      ============

WEIGHTED AVERAGE COMMON SHARES - BASIC AND DILUTED            8,314,458         8,314,458
                                                           ============      ============

NETWORK-1 SECURITY SOLUTIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                 ==============================
                                                                     2004              2003
                                                                 ============      ============
Cash flows from operating activities:
   Net loss                                                      $   (363,000)     $   (276,000)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation and amortization                                     2,000            22,000
      Security Deposits written off                                        --             8,000
      Issuance of options and warrants for services rendered           57,000           (41,000)

      Changes in:
         Accounts receivable                                               --             6,000
         Prepaid expenses and other current assets                     24,000            29,000
         Accounts payable, accrued expenses and other
           current liabilities                                        (44,000)         (159,000)
         Deferred revenue                                                  --           (42,000)
                                                                 ------------      ------------

            Net cash used in operating activities                    (324,000)         (453,000)
                                                                 ------------      ------------


NET DECREASE IN CASH AND CASH EQUIVALENTS                            (324,000)         (453,000)
Cash and cash equivalents, beginning of period                        984,000         2,029,000
                                                                 ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $    660,000      $  1,576,000
                                                                 ============      ============

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]    BASIS OF PRESENTATION:

       The accompanying condensed financial statements as of March 31, 2004 and for the three month periods ended March 31, 2004 and March 31, 2003, are unaudited, but, in the opinion of the management of Network-1 Security Solutions, Inc. (the "Company"), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 2004, the results of its operations and its cash flows for the three month periods ended March 31, 2004 and March 31, 2003. The condensed financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results of operations to be expected for the full year.


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

       On November 18, 2003, the Company acquired a portfolio of telecommunications and data networking patents (the "Patent Portfolio") from Merlot Communications, Inc., a broadband communications solutions provider and a related party through common ownership. In February 2004, following the acquisition of the Patent Portfolio and its review of applicable markets, the Company commenced initial efforts to license its patent (U.S. Patent No. 6,218,930) covering the remote delivery of power over Ethernet cables (the "Remote Power Patent"). As of March 31, 2004, the Company transmitted letters to approximately 80 companies offering licenses to the Remote Power Patent. To date the Company has not entered into any license agreements with third parties with respect to its Remote Power Patent.

       From June 1995 until December 2002, the Company developed, marketed, licensed and supported a suite of security software products designed to prevent unauthorized access to critical information residing on networked servers, desktops and laptops. In May 2003, the

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)


[2]    BUSINESS (CONTINUED)

       Company completed the sale of its security software technology and related intellectual property to an unaffiliated foreign corporation for an aggregate consideration of $415,000.


[3]    GOING CONCERN:

       The Company has incurred substantial net losses from operations during 2003. The Company as of March 31, 2004 has cash and cash equivalents of $660,000 and currently is not generating revenues to support its operations. The Company has been dependent upon capital raised through private offerings of equity and debt to finance its business operations. This raises substantial doubt about the Company's ability to continue as a going concern.

       The Company has not entered into any license arrangements as of March 31, 2004 with respect to its Patent Portfolio. Until the Company generates positive cash flows from operations, of which there can be no assurance, the Company plans to seek additional financing through the issuance of debt and/or equity securities. The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.


[4]    STOCK-BASED COMPENSATION:

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

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                   ==============================
                                                                       2004              2003
                                                                   ============      ============
       Reported net loss attributable to common stockholders       $   (363,000)     $   (276,000)
       Stock-based employee compensation expense included in
           reported net loss, net of related tax effects                     --                --
       Stock-based employee compensation determined under the
           fair value-based method, net of related tax effects          (11,000)           (1,000)
                                                                   ------------      ------------

       Pro forma net loss                                          $   (374,000)     $   (277,000)
                                                                   ============      ============

       Loss per common share (basic and diluted):
           As reported                                             $      (0.04)     $      (0.03)
                                                                   ============      ============

           Pro forma                                               $      (0.05)     $      (0.03)
                                                                   ============      ============

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)


[4]    STOCK-BASED COMPENSATION (CONTINUED)

       The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing utilizing the following weighted average assumptions:

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ---------------------------
                                                     2004             2003
                                                  ----------       ----------
       Risk-free interest rates                         2.79%            2.98%
       Expected option life in years                    3.00             6.60
       Expected stock price volatility                220.90%          112.00%
       Expected dividend yield                          0.00%            0.00%


[5]    REVENUE RECOGNITION:

       Service revenues consist of maintenance and training services. Annual renewable maintenance fees are a separate component of each contract, and are recognized ratably over the contract term. Revenue from advance license fees are deferred until they are earned pursuant to the agreements.


[6]    LOSS PER SHARE:

       Basic loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. Potential shares of 12,814,078 and 17,627,953 at March 31, 2004 and 2003 respectively, are anti-dilutive, and are not included in the calculation of diluted loss per share. Such potential common shares reflect options, warrants and convertible preferred stock.


[7]    CASH EQUIVALENTS:

       The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). At March 31, 2004, the Company maintained cash balance of approximately $560,000 in excess of FDIC limits.

[8]    PATENTS:

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

NOTE B - LIABILITY TO BE SETTLED WITH EQUITY INSTRUMENTS

       On April 18, 2002, in consideration of additional consulting and financial advisory services, the Company issued to CMH Capital Management Corp. ("CMH") an option to purchase 750,000 shares of the common stock at an exercise price of $1.20 per share, which was the market price of the Company's common stock on the date of issuance. Corey M.Horowitz, Chairman and CEO of the Company, is the sole owner and officer of CMH. The shares underlying the option shall vest over a three-year period in equal amounts of 250,000 shares per year beginning April

       18, 2003. In addition, the shares underlying the option shall vest in full in the event of a "change of control" or in the event that the closing price of the Company's common stock reaches a minimum of $3.50 per share for 20 consecutive trading days. These options are treated as contingent options and valued utilizing the Black-Scholes option pricing model at each balance sheet date. These options were originally priced in the quarter ended June 30, 2002 at $416,000. Subsequently, these were revalued to $55,000 at December 31,2002 and $14,000 at March 31,2003. On April 18, 2003, 250,000 of these options, having a fair value of $5,000 as of that date, vested. Accordingly, $5,000 was reallocated to additional paid-in capital by correspondingly reducing the liability. The options to purchase the remaining 500,000 shares continue to be treated as contingent options and valued utilizing the Black-Scholes option pricing model at each balance sheet date. Subsequently, these unvested options were revalued to $ 54,000 at December 31, 2003 and $111,000 at March 31, 2004. Any increase/decrease in the valuation has been reflected in general and administrative expenses at each balance sheet date.


NOTE C - LITIGATION

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

       In January 2003, Murray P. Fish, former Chief Financial Officer and a director of the Company, commenced a lawsuit against the Company in the Commonwealth of Massachusetts, County of Essex, Superior Court, seeking severance and bonus compensation and other benefits allegedly due him in the aggregate amount of $190,000. In April 2004, the Company entered into a settlement agreement with Mr. Fish pursuant to which the Company paid Mr. Fish the sum of $55,000 in full settlement of all claims asserted by him in the litigation. This settlement was reflected in the December 31, 2003 financial statements.


NOTE D - SUBSEQUENT EVENT

       In April 2004, the Company entered into an exchange agreement with the holders of the Company's Series E ("Series E") and Series D ("Series D") convertible preferred stock to exchange 2,483,508 shares of Series E into 6,208,770 shares of common stock and 231,054 shares of Series D into 489,348 shares of common stock. As an inducement for agreeing to such conversion, the holders of the Series E and Series D received 1.25 times the number of shares of common stock that each preferred stockholder would have otherwise received upon conversion. The holders of preferred stock participating in the exchange included, among others, CMH (1,084,935 of Series E shares), the wife of Corey M. Horowitz, Chairman and CEO of the Company (35,377 of Series E shares) and other principal stockholders of the Company (990,552 of Series E shares and 209,125 of Series D shares).

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED BEGINNING ON PAGES 12-15 OF THIS QUARTERLY REPORT ON 10-QSB FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

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

       The Patent Portfolio consists of six patents issued by the U.S. Patent Office that relate to various telecommunications and data networking technologies and includes, among other things, patents covering the transmission of audio, video and data over computer and telephony networks and the delivery of power over Ethernet networks for the purpose of remotely powering network devices. The consideration paid by the Company to Merlot Communications, Inc. ("Merlot") for the acquisition of the Patent Portfolio consisted of a cash payment of $100,000 and contingent future payments equal to 20% of the net income (as defined in the acquisition agreement) of the Company from the sale or licensing of the Patent Portfolio after the Company achieves $4.0 million of net income from each patent comprising the Patent Portfolio ("Net Profit Payments"). The Company has an option to terminate the Net Profit Payments, at any time between January 1, 2007 through March 31, 2007, and from January 1 through March 31 of each year thereafter, by making payments to Merlot in an amount equal to the greater of (i) two times the payment due for the twelve month period following the notice of termination or (ii) $3.0 million plus 10% for each additional year starting January 1, 2008. The Company has granted Merlot a non-exclusive royalty free license for the term of each patent to use the patent for the development, manufacture or sale of its own branded products to end users. Wheatley Partners II, L.P. and its affiliates and related parties (the "Wheatley Parties"), who are principal stockholders of the Company, owned a majority of the outstanding voting stock of Merlot at the time of the Company's acquisition of the Patent Portfolio. The Wheatley Parties did not participate in the negotiation or the approval of the patent acquisition transaction by Merlot or the Company.

       As of the date of this Report, the Company has not entered into any license arrangements with respect to the Patent Portfolio, although it is pursuing such arrangements with third parties. The Company does not currently have any revenue from operations. The success of the Company and its ability to achieve revenue is largely dependent on its ability to consummate such licensing arrangements with third parties.

       To date the Company has incurred significant losses and at March 31, 2004, had an accumulated deficit of $(41,399,000). At March 31, 2004, the Company had $660,000 of cash and cash equivalents. Management believes that based on its current cash position, the Company has sufficient capital to fund its operations until September 2004, although there is no assurance that the Company will not have sufficient capital prior to such date. (See "Liquidity and Capital Resources" at page 11 hereof).


Results of Operations:

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

The Company had no revenues for the quarter ended March 31, 2004 compared to revenues of $42,000 for the quarter ended March 31, 2003, which were related to the amortization of deferred maintenance revenues from customers who, in earlier periods, had elected to purchase maintenance and support contracts for the Company's software product line which was discontinued in December 2002.

The Company did not incur any cost of revenues for the three months ended March 31, 2004 as compared to $17,000 for the three months ended March 31, 2003, which was related to the cost of one employee who provided the support services for former customers of the Company's software business. There was no gross profit for the three months ended March 31, 2004 compared to a gross profit of $25,000 for the three months ended March 31, 2003.

General and administrative expenses include management expenses, finance and accounting and legal and other professional services provided to the Company. General and administrative expenses increased by $59,000, from $305,000 for the three months ended March 31, 2003 to $364,000 for the three months ended March 31, 2004. Expenses during the quarter ended March 31, 2004 include expenses associated with the Company's business of developing, licensing and protection of its intellectual property.

No provision for or benefit from federal, state or foreign income taxes was recorded for three months ended March 31, 2004 and 2003 because the Company incurred net operating losses and fully reserved its deferred tax assets as their future realization could not be determined.

As a result of the foregoing, the Company had net loss of $363,000 for the three months ended March 31, 2004 compared with a net loss of $276,000 for the three months ended March 31, 2003.


Liquidity and Capital Resources

At March 31, 2004, the Company had $660,000 of cash and cash equivalents and working capital of $168,000. Net cash used in operating activities was $324,000 during the three months March 31, 2004 compared to $453,000 during the three months ended March 31, 2003. Net cash used in operating activities for the three months ended March 31, 2004 was primarily attributable to the net loss of $363,000, partially offset by a non-cash expense of $57,000 related to the valuation of options and a decrease in accounts payable, accrued expenses and other current liabilities of $44,000.

The Company's operating activities during the three months ended March 31, 2004 were financed primarily with the remaining funds raised in the 2001 financing of $6,765,000 and $415,000 received from the sale of CyberwallPLUS software and related intellectual property in May 2003. The Company does not currently have a line of credit from a commercial bank or other institution.

The Company anticipates, based on currently proposed plans and assumptions, relating to its operations that its cash balance of $660,000 as of March 31, 2004 will more likely than not be sufficient to satisfy the Company's operations and capital requirements until September 2004. There can be no assurance, however, that such funds will not be expended prior thereto. In the event the Company's plans change, or its assumptions change, or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), the Company may have insufficient funds to support its operations prior to September 2004. The Company is currently pursuing licensing opportunities for its patent, however, to date the Company has not entered into any such licensing arrangements. Since the Company does not anticipate material revenues from its licensing business in the near term, the Company currently intends to make efforts to raise capital during the second or third quarter of 2004. The Company has no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms or at all. The Company's inability to consummate licensing arrangements and derive revenues therefrom on a timely basis or obtain additional financing when needed would have a material adverse effect on the Company, requiring it to curtail or cease operations. In addition, any equity financing may involve substantial dilution to the then current stockholders of the Company.


RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

       The Company operates in a highly competitive environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights the most material of the risks.

       WE HAVE A HISTORY OF LOSSES, NO REVENUE FROM CURRENT OPERATIONS AND WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS IN THE FUTURE.

       We have incurred substantial operating losses since our inception, which has resulted in an accumulated deficit of $(41,399,000) as of March 31, 2004. For the years ended December 31, 2003 and 2002, we incurred net losses of $(614,000) and $(5,905,000), respectively. For the quarter ended March 31, 2004, we incurred a net loss of ($363,000). We have financed our operations primarily from the balance of funds from sales of equity and convertible debt securities as well as the sale of our CyberWall PLUS security software technology in May 2003. Since December 2002, when we discontinued our offering of security software products, we have not had material revenue from operations and for the quarter ended March 31, 2004 we had no revenues from operations. We may not have sufficient funds to continue our operations if we are unable to secure additional financing or generate sufficient revenue from our new business of licensing our telecommunications and data networking patents.

       WE COULD BE REQUIRED TO STOP OPERATIONS IF WE ARE UNABLE TO DEVELOP OUR TECHNOLOGY LICENSING BUSINESS OR RAISE CAPITAL WHEN NEEDED.

       We anticipate, based on our currently proposed plans and assumptions relating to our operations (including the timetable of, costs and expenses associated with our continued operations), that our current cash position will more likely than not be sufficient to satisfy our operations and capital requirements until September 2004. There can be no assurance, however, that such funds will not be expended prior thereto. In the event our plans change, or our assumptions change or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), we could have insufficient funds to support our operations prior to September 2004. We are currently pursuing licensing opportunities for our patented technologies. However, to date we have not entered into any such licensing arrangements. In addition, even if we consummate licensing arrangements, such agreements may not result in sufficient cash to support our operations or achieve material revenues or profitability. Since we do not anticipate material revenues from our licensing business in the near term, we intend to make efforts to raise capital during the second or third quarter of 2004 to continue to fund our operations. We have no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms or at all. Our inability to consummate licensing arrangements and derive revenues therefrom on a timely basis or obtain additional financing when needed would have a material adverse effect on the Company, requiring us to curtail or possibly cease our operations. In addition, any additional equity financing may involve substantial dilution to the interests of our then existing stockholders.

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


ITEM 3.    CONTROLS AND PROCEDURES.

       (a) Evaluation of Disclosure Controls and Procedures.

       The Company's Chief Executive Officer and Chief Financial Officer have reviewed the disclosure controls and procedures of the Company as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based upon this review, these officers concluded that, as of the end of the period covered by this Quarterly Report on Form 10-QSB, the Company's disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by the Company in the reports it files or submits under Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.

       (b) Changes in Internal Controls.

       There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the last fiscal quarter included in this report or from the end of the reporting period to the date of this Quarterly Report on Form 10-QSB.



PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

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

       In January 2003, Murray P. Fish, former Chief Financial Officer and a director of the Company, commenced a lawsuit against the Company in the Commonwealth of Massachusetts, County of Essex, Superior Court, seeking severance and bonus compensation and other benefits allegedly due him in the aggregate amount of $190,000. In April 2004, the Company entered into a settlement agreement with Mr. Fish pursuant to which the Company paid Mr. Fish the sum of $55,000 in full settlement of all claims asserted by him in the litigation.


ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None.

ITEM 5.    OTHER INFORMATION.

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)  Exhibits

                31.1 Controls and Procedure Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           (b)  Reports of Form 8-K


           On February 9, 2004, the Company reported under Item 5 of Form 8-K certain changes to its management team.

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       NETWORK-1 SECURITY SOLUTIONS, INC.


                                       By:  /s/ Corey M. Horowitz
                                            ------------------------------------
                                            Corey M. Horowitz
                                            Chairman and Chief Executive Officer





Date:  May 17, 2004