Form 10QSB
period 2004-06-30
NETWORK 1 SECURITY SOLUTIONS INC
filed 2004-08-11
CIK 1065078

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

                                  212-829-5770
                           (ISSUER'S TELEPHONE NUMBER)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares of Common Stock, $.01 par value per share, outstanding as of August 9, 2004 was 15,012,572.


Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]
================================================================================

                       NETWORK-1 SECURITY SOLUTIONS, INC.

                                      INDEX


                                                                        Page No.
  PART I.  FINANCIAL INFORMATION

  Item 1.  FINANCIAL STATEMENTS
           Condensed Balance Sheets as of June 30, 2004 (unaudited)
             and December 31, 2003...........................................3

           Condensed Statements of Operations for the three and
             six months ended June 30, 2004 and 2003 (unaudited).............4

           Condensed Statements of Cash Flows for the six months ended
             June 30, 2004 and 2003 (unaudited)..............................5

           Notes to Condensed Financial Statements...........................6

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........10

  Item 3.  CONTROLS AND PROCEDURES..........................................16

  PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings................................................16

  Item 2.  Changes in Securities and Small Business Issuer Purchases
             of Equity Securities...........................................16

  Item 3.  Defaults Upon Senior Securities..................................16

  Item 4.  Submission of Matters to a Vote of Security Holders..............16

  Item 5.  Other Information................................................16

  Item 6.  Exhibits and Reports on Form 8-K.................................17

  SIGNATURES................................................................18

NETWORK-1 SECURITY SOLUTIONS, INC.

CONDENSED BALANCE SHEETS

                                                                           JUNE 30,            DECEMBER 31,
                                                                         ------------         -------------
                                                                             2004                  2003
                                                                          (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                            $    454,000         $    984,000
    Prepaid expenses and other current assets                                  37,000               86,000
                                                                         ------------         ------------

           Total current assets                                               491,000            1,070,000

 Patents                                                                       96,000               99,000
                                                                         ------------         ------------

                                                                         $    587,000         $  1,169,000
                                                                         ============         ============

LIABILITIES
Current liabilities:
    Accounts payable                                                     $     49,000         $     78,000
    Accrued expenses and other current liabilities                            470,000              520,000
                                                                         ------------         ------------

           Total current liabilities                                          519,000              598,000
                                                                         ------------         ------------

Liability to be settled with equity instrument                                 81,000               54,000
                                                                         ------------         ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock - $0.01 par value, 10,000,000 shares authorized,
Series D - convertible, voting, authorized 1,250,000 shares;
231,054 shares issued and outstanding at December 31, 2003
liquidation preference of $705,000 at December 31, 2003                          --                  2,000
Series E - convertible, authorized 3,500,000 shares; 2,483,508 shares issued and outstanding at December 31, 2003,
liquidation preference of $ 5,265,000 at December 31, 2003
                                                                                 --                 25,000

Common stock - $0.01 par value; authorized 40,000,000 shares;
15,012,572 shares and 8,314,458 shares issued and                             150,000               83,000
outstanding at June 30, 2004 and December 31, 2003, respectively

Additional paid-in capital                                                 41,454,000           41,443,000
Accumulated deficit                                                       (41,617,000)         (41,036,000)
                                                                         ------------         ------------

           Total stockholders' equity (deficit)                               (13,000)             517,000
                                                                         ------------         ------------

                                                                         $    587,000         $  1,169,000
                                                                         ============         ============

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

NETWORK-1 SECURITY SOLUTIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                        THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                              JUNE 30,                              JUNE 30,
                                                   -----------------------------         -----------------------------
                                                       2004             2003                 2004             2003
                                                   ------------     ------------         ------------     ------------
Revenue:
         Licenses                                  $       --       $    130,000         $       --       $    130,000
         Services                                          --             34,000                 --             76,000
                                                   ------------     ------------         ------------     ------------

Total revenue                                              --            164,000                 --            206,000

Cost of revenue:
         Amortization of software

         Development costs
         Cost of licenses
         Cost of services                                  --             17,000                 --             34,000
                                                   ------------     ------------         ------------     ------------
                  Total cost of revenue                    --             17,000                 --             34,000
                                                   ------------     ------------         ------------     ------------

Gross Profit                                               --            147,000                 --            172,000
                                                   ------------     ------------         ------------     ------------

Operating expenses:
          Product development costs
          Selling and marketing
          General and administrative                    218,000          285,000              582,000          590,000
                                                   ------------     ------------         ------------     ------------
                   Total operating expenses             218,000          285,000              582,000          590,000
                                                   ------------     ------------         ------------     ------------

LOSS BEFORE OTHER INCOME                               (218,000)        (138,000)            (582,000)        (418,000)
Interest income - net                                      --              3,000                1,000            7,000
Gain on sale of assets                                     --            415,000                 --            415,000
                                                   ------------     ------------         ------------     ------------


Net (loss) income                                  $   (218,000)    $    280,000         $   (581,000)    $      4,000
                                                   ============     ============         ============     ============

(LOSS) EARNINGS PER COMMON SHARE:
             BASIC                                 $      (0.02)    $       0.03         $      (0.05)    $       0.00
                                                   ============     ============         ============     ============
             DILUTED                               $      (0.02)    $       0.03         $      (0.05)    $       0.00
                                                   ============     ============         ============     ============

WEIGHTED AVERAGE SHARES:
             BASIC                                   14,129,308        8,314,458           11,221,883        8,314,458
                                                   ============     ============         ============     ============
             DILUTED                                 14,129,308        8,314,458           11,221,883        8,314,458
                                                   ============     ============         ============     ============

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

NETWORK-1 SECURITY SOLUTIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                        -------------------------------
                                                                                            2004                2003
                                                                                        -----------         -----------
Cash flows from operating activities:
    Net (loss) income                                                                   $  (581,000)        $     4,000
    Adjustments to reconcile net (loss) income to net cash used in operating activities:
        Valuation adjustment for outstanding stock options                                   78,000             (41,000)
        Gain on sale of assets                                                                 --              (415,000)
        Depreciation and amortization                                                         3,000              22,000
        Security deposits written off                                                          --                 8,000

        Changes in:
           Accounts receivable                                                                 --                 6,000
           Prepaid expenses and other current assets                                         49,000              57,000
            Accounts payable, accrued expenses and other current liabilities                (79,000)           (329,000)
            Deferred revenue                                                                   --              (206,000)
                                                                                        -----------         -----------

               Net cash used in operating activities                                       (530,000)           (894,000)
                                                                                        -----------         -----------

Cash flows provided by investing activities:

    Proceeds from the sale of assets                                                           --               415,000
                                                                                        -----------         -----------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                                  (530,000)           (479,000)
Cash and cash equivalents, beginning of period                                              984,000           2,029,000
                                                                                        -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $   454,000         $ 1,550,000
                                                                                        ===========         ===========


NON-CASH TRANSACTIONS:

Non-employee compensation paid with equity stock options                                $    51,000         $     5,000
                                                                                        ===========         ===========

Par Value of Common Stock issued on conversion of Series D and E Preferred Stock
(See Note B)
                                                                                        $    67,000                   $
                                                                                        ===========         ===========

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]      BASIS OF PRESENTATION:

         The accompanying condensed financial statements as of June 30, 2004 and for the three and six month periods ended June 30, 2004 and June 30, 2003, are unaudited, but, in the opinion of the management of Network-1 Security Solutions, Inc. (the "Company") contain all adjustments which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 2004, the results of its operations and its cash flows for the three and six month periods ended June 30, 2004 and June 30, 2003. The condensed financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2004 and 2003 are not necessarily indicative of the results of operations to be expected for the full year.

[2]      BUSINESS:

         The principal business of the Company is the acquisition, development, licensing and protection of its intellectual property. The Company presently owns six patents covering various telecommunications and data networking technologies (the "Patent Portfolio"). The Company is pursuing licensing and strategic business alliances with companies in the industries that manufacture and sell products that make use of the technologies underlying the Patent Portfolio as well as with other users of the technology who benefit directly from the technology including corporate, educational and governmental entities.

         On November 18, 2003, the Patent Portfolio was acquired from Merlot Communications, Inc., a broadband communications solutions provider and a related party through common ownership. In February 2004, following the acquisition of the Patent Portfolio and its review of applicable markets, the Company commenced initial efforts to license one of its patents (U.S. Patent No. 6,218,930) covering the remote delivery of power over Ethernet cables (the "Remote Power Patent").

         As of the date of this Report, the Company has not entered into any license arrangements with respect to its Remote Power Patent, although it is pursuing such arrangements with third parties. The Company does not currently have any revenue from operations. The success of the Company and its ability to achieve revenue is largely dependent on its ability to consummate such licensing arrangements with third parties.

         From June 1995 until December 2002, the Company developed, marketed, licensed and supported a suite of security software products designed to prevent unauthorized access to critical information residing on networked servers, desktops and laptops. In December 2002, the Company discontinued its security software product line and associated operations, ceased its product development and eliminated its sales and marketing efforts. In May 2003, the Company completed the sale of its security software technology and related intellectual property to an unaffiliated foreign corporation for an aggregate consideration of $415,000.

[3]      GOING CONCERN:

         The Company has incurred substantial net losses from operations during 2003 and for the six months ended June 30, 2004, has a stockholders' deficit and has a negative working capital position at June 30,2004. The Company as of June 30, 2004 has cash and cash equivalents of $454,000 and currently is not generating revenues to support its operations. The Company has been dependent upon capital raised through both public and private placements of equity to finance its business operations. This raises substantial doubt about the Company's ability to continue as a going concern.

         In November 2003, the Company acquired the Patent Portfolio and is pursuing licensing opportunities for these patents. However, the Company has not entered into any license arrangements as of June 30, 2004. Until the Company generates sufficient positive cash flow from operations, of which there can be no assurance, the Company plans to seek additional financing through the issuance of debt and/or equity securities.

         The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.


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

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                         ----------------------
                                                            2004         2003
                                                         ---------    ---------
         Reported net (loss) income attributable to
           common stockholders                           $(581,000)   $   4,000
         Stock-based employee compensation expense
           included in reported net (loss) income, net
           of related tax effects                              --           --
         Stock-based employee compensation determined
           under the fair value-based method, net of
           related tax effects                              (3,000)      (4,000)
                                                         ---------    ---------




         Pro forma net (loss) income                     $(584,000)   $     --
                                                         ---------    ---------


         (Loss) income per common share
           (basic and diluted):
             As reported                                  $ (0.05)      $ 0.00

             Pro forma                                    $ (0.05)      $ 0.00

         The fair value of each warrant grant on the date of grant is estimated using the Black-Scholes option-pricing utilizing the following weighted average assumptions :

                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                   --------------------------
                                                     2004              2003
                                                   --------          --------
            Risk-free interest rates                3.93%             2.36%
            Expected option life in years           3.00              5.00
            Expected stock price volatility         229.49%           112.00%
            Expected dividend yield                 0.00%             0.00%


[5]      REVENUE RECOGNITION

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

[6]      (LOSS) EARNINGS PER SHARE:

         Basic (loss) earnings per share is calculated by dividing the net
         (loss) income by the weighted average number of outstanding common shares during the period. Diluted (loss) income per share data includes the dilutive effects of options, warrants and convertible securities. Potential shares of 6,053,104 for the three and six month periods ending June 30, 2004 are antidilutive and are not included in the calculation of diluted (loss) earnings per share. Such potential common shares reflect options and warrants. Potential shares of 17,823,724 and 17,985,282 were outstanding for the three and six months ended June 30, 2003, respectively. However, these shares were not included in the calculation of diluted earnings per share because the exercise prices of the options and warrants and the conversion prices of the preferred shares were greater than the average market price of the Company's common stock during the three and six month periods ending June 30, 2003.

[7]      CASH EQUIVALENTS:

         The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). At June 30, 2004, the Company maintained cash balance of $ 382,000 in excess of FDIC limits.


NOTE B - CONVERSION OF COMPANY'S "SERIES D" AND "SERIES E" PREFERRED STOCK TO
         COMMON STOCK

         In April 2004, the Company entered into an exchange agreement with the holders of the Company's Series E convertible preferred stock ("Series E") and Series D convertible preferred stock ("Series D") to exchange 2,483,508 shares of Series E into 6,208,769 shares of common stock and 231,054 shares of Series D into 489,347 shares of common stock. As an inducement for agreeing to such conversion, the holders of the Series E and Series D received 1.25 times the number of shares of common stock that each preferred stockholder would have otherwise received upon conversion. The holders of preferred stock participating in the exchange included, among others, CMH Capital Management Corp. ("CMH"), the sole stockholder, officer and director of which is Corey M. Horowitz, Chairman and CEO of the Company (1,084,935 of Series E shares), the wife of Corey M. Horowitz (35,377 of Series E shares) and other principal stockholders of the Company (990,552 of Series E shares and 209,125 of Series D shares).

NOTE C - LIABILITY TO BE SETTLED WITH EQUITY INSTRUMENTS

         On April 18, 2002, in consideration of additional consulting and financial advisory services, the Company issued to CMH an option to purchase 750,000 shares of the common stock at an exercise price of $1.20 per share, which was the market price of the Company's common stock on the date of issuance. Corey M. Horowitz, Chairman and CEO of the Company, is the sole stockholder, officer and director of CMH. The shares underlying the option vest over a three-year period in equal amounts of 250,000 shares per year beginning April 18, 2003. In addition, the shares underlying the option vest in full in the event of a "change of control" or in the event that the closing price of the Company's common stock reaches a minimum of $3.50 per share for 20 consecutive trading days. These options are treated as contingent options and valued utilizing the Black-Scholes option pricing model at each balance sheet date. These options were originally priced in the quarter ended June 30, 2002 at $416,000 and have been subsequently revalued at end of each quarter or when a portion of these options vested. On April 18, 2003, 250,000 of these options, having a fair value of $5,000 as of that date, vested. Accordingly, $5,000 was reallocated to additional paid-in capital by correspondingly reducing the liability. On April 18, 2004, 250,000 options of the remaining 500,000 options, having a fair value of $51,000 as of that date, vested. Accordingly, $51,000 was reallocated to additional paid-in capital by correspondingly reducing the liability. The options to purchase the remaining 250,000 shares continue to be treated as contingent options and valued utilizing the Black-Scholes option pricing model at each balance sheet date. These unvested options were valued at $81,000 at June 30, 2004. Any increase/decrease in the valuation has been reflected as addition/reduction of general and administrative expenses at each balance sheet date.


NOTE D - LITIGATION

         In March 2004, PowerDsine Inc. ("PowerDsine") commenced an action against the Company in the United District Court, Southern District of New York, seeking a declaratory judgment that the Company's patent (U.S. Patent No. 6,218,930) covering the remote delivery of power over Ethernet (the "Remote Power Patent") is not infringed by PowerDsine and/or its customers. PowerDsine further seeks an order permanently enjoining the Company (i) from making any claims to any person or entity that PowerDsine's products infringe the Remote Power Patent or contribute to infringement of the patent, (ii) from interfering with or threatening to interfere with the importation, sale, license or use of PowerDsine's power over Ethernet components or products, and (iii) from instituting or prosecuting any lawsuit or proceeding, placing at issue the right of PowerDsine, its customers, licensees, successors, or assigns to import, use or sell PowerDsine's power over Ethernet components or products. The Company believes its Remote Power Patent is valid and has meritorious defenses to the action. The Company and PowerDsine have commenced settlement discussions in an effort to resolve the litigation. In the event the settlement discussions are not successful, the Company intends to vigorously defend the lawsuit and take whatever actions are necessary to protect its intellectual property.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED BEGINNING ON PAGES 12-15 OF THIS QUARTERLY REPORT ON 10-QSB FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

OVERVIEW

         The principal business of the Company is the acquisition, development, licensing and protection of its intellectual property. The Company presently owns six patents covering various telecommunications and data networking technologies (the "Patent Portfolio"). The Company is pursuing licensing and strategic business alliances with companies in the industries that manufacture and sell products that make use of the technologies underlying the Patent Portfolio as well as with other users of the technology who benefit directly from the technology including corporate, educational and governmental entities.

         On November 18, 2003, the Patent Portfolio was acquired from Merlot Communications, Inc., a broadband communications solutions provider and a related party through common ownership. The Patent Portfolio consists of six patents issued by the U.S. Patent Office that relate to various telecommunications and data networking technologies and includes, among other things, patents covering the transmission of audio, video and data over computer and telephony networks and the delivery of power over Ethernet networks for the purpose of remotely powering network devices.

         In February 2004, the Company initiated licensing efforts relating to one of its patents (U.S. Patent No. 6,218,930) covering the remote delivery of power over Ethernet cables (the "Remote Power Patent"). As of the date of this Report, the Company has not entered into any license arrangements with respect to its Remote Power Patent, although it is pursuing such arrangements with third parties. The Company does not currently have any revenue from operations. The success of the Company and its ability to achieve revenue is largely dependent on its ability to consummate such licensing arrangements with third parties.

         To date the Company has incurred significant losses and as of June 30, 2004, had an accumulated deficit of $(41,617,000). In addition, the Company had a Stockholders' deficit and a negative working capital as of that date. At June 30, 2004, the Company had $454,000 of cash and cash equivalents. Management believes that based on its current cash position, the Company has sufficient capital to fund its operations through December 2004, although there is no assurance that such funds will not be expended prior thereto. (See "Liquidity and Capital Resources" at page 12 hereof.


Results of Operations:

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

The Company had no revenues for the quarter ended June 30, 2004 compared to revenues of $164,000 for the quarter ended June 30, 2003, of which $130,000 was related to the recognition of deferred revenue arising out of an agreement with Falconstor Software, Inc., a former strategic partner of the Company ("Falconstor"), and $30,000 of which was related to the amortization of deferred maintenance revenues from customers who, in earlier periods, had elected to purchase maintenance and support contracts for the Company's software product line which was discontinued in December 2002.

The Company did not incur any cost of revenues for the three months ended June 30, 2004. as compared to $17,000 for the three months ended June 30, 2003, which was related to the cost of one employee who provided the support services for former customers of the Company's software business. There was no gross profit for the three months ended June 30, 2004 compared to a gross profit of $147,000 for the three months ended June 30, 2003.

General and administrative expenses include management expenses, finance and accounting and legal and other professional services provided to the Company. General and administrative expenses decreased by $67,000, from $285,000 for the three months ended June 30, 2003 to $218,000 for the three months ended June 30, 2004. Expenses during the quarter ended June 30, 2004 include expenses associated with the Company's business of developing, licensing and protection of its intellectual property.

The Company had a net operating loss of $218,000 for the three months ended June 30, 2004 compared with a net operating loss of $138,000 for the three months ended June 30, 2003. No provision for or benefit from federal, state or foreign income taxes was recorded for three months ended June 30, 2004 and 2003 because the Company has net operating loss carry forwards and fully reserved its deferred tax assets as their future realization could not be determined.

On May 30, 2003, the Company completed the sale of its CyberWallPlus technology and related intellectual property (the "Software Assets") and assignment of its rights under certain agreements with a former strategic partner for aggregate proceeds of $415,000. The carrying value of the Software Assets was written down to zero in the third quarter of 2002. The $415,000 was included as "Gain on Sale of Assets" in the condensed statements of operations for the three months ended June 30, 2003.

As a result of the foregoing, the Company incurred a net loss of $218,000 for the three months ended June 30, 2004 compared with net income of $280,000 for the three months ended June 30, 2003.


SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

The Company had no revenue for the six months ended June 30, 2004 compared to revenues of $206,000 for the six months ended June 30, 2003. Revenues during the six months ended June 30, 2003 of $130,000 were related to the recognition of deferred revenue relating to a strategic agreement with Falconstor. Revenues during the six months ended June 30, 2003 of $76,000 were related to the amortization of deferred maintenance revenues from customers who had elected to purchase maintenance and support contracts in earlier periods.

The Company incurred no cost of revenue for the six months ended June 30, 2004. Cost of revenue was $34,000 for the six months ended June 30, 2003 which was related to the cost of one employee who provided the support services for former customers of the Company's software business. There was no gross profit for the six months ended June 30, 2004 compared to a gross profit of $172,000 for the six months ended June 30, 2003.

General and administrative expenses include employee costs, including salary, benefits, travel and other related expenses associated with management, finance and professional services provided to the Company. General and administrative expenses decreased by $8,000, from $590,000 for the six months ended June 30, 2003 to $582,000 for the six months ended June 30, 2004. Expenses during the six months ended June 30, 2003 included expenses associated with the discontinuation of the Company's product line and associated headcount reduction and general downsizing associated with the termination of the Company's software product business.

The Company had an operating loss of $582,000 for the six months ended June 30, 2004 compared with an operating loss of $418,000 for the six months ended June 30, 2003. No provision for or benefit from federal, state or foreign income taxes was recorded for six months ended June 30, 2004 and 2003 because the Company has net operating loss carry forwards and fully reserved its deferred tax assets as their future realization could not be determined.

On May 30, 2003, the Company completed the sale of its CyberwallPlus technology and related intellectual property (the "Software Assets") and assignment of its rights under the Falconstar Agreement for aggregate proceeds of $415,000. The carrying value of these Software Assets was written down to zero in the third quarter of 2002. The $415,000 is included as "Gain on Sale of Assets" in the condensed statements of operations for the six months ended June 30, 2003.

As a result of the foregoing, the Company incurred a net loss of $581,000 for the six months ended June 30, 2004, compared to net income of $4,000 for the six months ended June 30, 2003.


Liquidity and Capital Resources

At June 30, 2004, the Company had $454,000 of cash and cash equivalents and a working capital deficit of $28,000. Net cash used in operating activities was $530,000 and $894,000 during the six months ended June 30, 2004 and 2003, respectively. Net cash used in operating activities for the six months ended June 30, 2004 was primarily attributable to the net loss of $581,000 and a decrease in accounts payable, accrued expenses and other current liabilities of $79,000, partially offset by a non-cash expense of $78,000 related to the valuation of warrants and a decrease in prepaid expenses and other current assets of $49,000.

The Company's operating activities during the six months ended June 30, 2004 were financed primarily with the remaining funds raised in the 2001 financing of $6,765,000 and the $415,000 received from the sale of CyberwallPLUS software and related intellectual property in May 2003. The Company does not currently have a line of credit from a commercial bank or other institution.

The Company anticipates, based on currently proposed plans and assumptions, relating to its operations that its cash balance of $454,000 as of June 30, 2004 will more likely than not be sufficient to satisfy the Company's operations and capital requirements through December 2004. There can be no assurance, however, that such funds will not be expended prior thereto. In the event the Company's plans change, or its assumptions change, or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), the Company may have insufficient funds to support its operations prior to January 2005. The Company is currently pursuing licensing opportunities for its patent, however, to date the Company has not entered into any such licensing arrangements. The Company currently intends to make efforts to raise capital during the third or fourth quarter of 2004. The Company has no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms or at all. The Company's inability to consummate licensing arrangements and derive revenues therefrom on a timely basis or obtain additional financing when needed would have a material adverse effect on the Company, requiring it to curtail or cease operations. In addition, any equity financing may involve substantial dilution to the current stockholders of the Company.


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

         WE HAVE A HISTORY OF LOSSES, NO REVENUE FROM CURRENT OPERATIONS AND WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS IN THE FUTURE.

         We have incurred substantial operating losses since our inception, which has resulted in an accumulated deficit of $(41,617,000) as of June 30, 2004. For the years ended December 31, 2003 and 2002, we incurred net losses of $(614,000) and $(5,905,000), respectively. For the quarter ended June 30, 2004, we incurred a net loss of ($218,000). We have financed our operations primarily from the remaining balance of funds from sales of equity and convertible debt securities in 2001 as well as the sale of our CyberWall PLUS security software technology in May 2003. Since December 2002, when we discontinued our offering of security software products, we have not had material revenue from operations and for the six months ended June 30, 2004 we had no revenues from operations. We may not have sufficient funds to continue our operations if we are unable to secure additional financing or generate sufficient revenue from our new business of licensing our telecommunications and data networking patents.

         WE COULD BE REQUIRED TO STOP OPERATIONS IF WE ARE UNABLE TO DEVELOP OUR TECHNOLOGY LICENSING BUSINESS OR RAISE CAPITAL WHEN NEEDED.

         We anticipate, based on our currently proposed plans and assumptions relating to our operations (including the timetable of, costs and expenses associated with our continued operations), that our current cash position will more likely than not be sufficient to satisfy our operations and capital requirements through December 2004. There can be no assurance, however, that such funds will not be expended prior thereto. In the event our plans change, or our assumptions change or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), we could have insufficient funds to support our operations prior to January 2005. We are currently pursuing licensing opportunities for our patented technologies. However, to date we have not entered into any such licensing arrangements. In addition, even if we consummate licensing arrangements, such agreements may not result in sufficient cash to support our operations or achieve material revenues or profitability. We intend to attempt to raise capital during the third or fourth quarter of 2004 to continue to fund our operations. We have no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms or at all. Our inability to consummate licensing arrangements and derive revenues therefrom on a timely basis or obtain additional financing when needed would have a material adverse effect on the Company, requiring us to curtail or possibly cease our operations. In addition, any additional equity financing may involve substantial dilution to the interests of our then existing stockholders.

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

         OUR FUTURE SOURCE OF LICENSING REVENUE IS UNCERTAIN.

         In February 2004, we initiated our first licensing efforts relating to the technologies in our Remote Power Patent (U.S. Patent No. 6,212,930). To date, we have not entered into any licensing agreements with third parties with respect to our Remote Power Patent or other patented technologies. Our inability to consummate licensing agreements and achieve revenue from our patented technologies would have a material adverse effect on our operations and our ability to continue our business. In addition, in the event we consummate license arrangements with third parties, such arrangements are unlikely to produce a stable or predictable stream of revenue in the foreseeable future. Furthermore, the success of our licensing efforts may depend upon the strength of our intellectual property rights.

         WE FACE UNCERTAINTY AS TO THE OUTCOME OF LITIGATION WITH POWERDSINE.

         On March 31, 2004, PowerDsine Inc. ("PowerDsine") commenced an action against us in the United District Court, Southern District of New York (Civil Action No. 04 CV 2502) seeking a declaratory judgment that our Remote Power Patent (U.S. Patent No. 6,218,930) is invalid and is not infringed by PowerDsine and/or its customers. PowerDsine further seeks an order permanently enjoining us
(i) from making any claims to any person or entity that PowerDsine's products infringe the Remote Power Patent or contributes to infringement of the patent,
(ii) from interfering with or threatening to interfere with the importation, sale, license or use of PowerDsine's PoE components or products, and (iii) from instituting or prosecuting any lawsuit or proceeding placing at issue the right of PowerDsine, its customers, licensees, successors, or assigns to import, use or sell PowerDsine's PoE components or products. We believe our Remote Power Patent is valid and that we have meritorious defenses to the action. We have entered into settlement negotiations with PowerDsine in an effort to resolve the litigation. In the event the settlement discussions are not successful, we intend to vigorously defend the lawsuit and take whatever actions are necessary to protect our intellectual property. In the event, however, that the Court granted the declaratory judgment and our patent was determined to be invalid, such a determination would have a material adverse effect on us. Regardless of the outcome, this litigation may subject us to significant costs and diversion of management time.

         WE FACE INTENSE COMPETITION AND WE MAY NOT BE ABLE TO SUCCESSFULLY COMPETE.

         The telecommunications and data networking licensing market is characterized by intense competition and rapidly changing business conditions, customer requirements and technologies. Most of our current and potential competitors have longer operating histories, greater name recognition and possess substantially greater financial, technical, marketing and other competitive resources than us. Although we believe that we have rights to enforceable patents relating to telecommunications and data networking, there can be no assurance that third parties will not invalidate any or all of our patents. In addition, our current and potential competitors may develop technologies that may be more effective than our proprietary technologies or that render our technologies less marketable or obsolete. We may not be able to compete successfully.

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

         OUR SUCCESS IS DEPENDENT UPON OUR ABILITY TO PROTECT OUR PROPRIETARY TECHNOLOGIES.

         Our success is substantially dependent upon our proprietary technologies and our ability to protect our intellectual property rights. We currently hold 6 patents issued by the U.S. Patent Office that relate to various telecommunications and data networking technologies and include among other things, patents covering the transmission of audio, voice and data over computer and telephony networks and the delivery of remote power of Ethernet cables. We rely upon our patents and trade secret laws, non-disclosure agreements with our employees, consultants and third parties to protect our intellectual property rights. The complexity of patent and trade secret law, and common law, combined with our limited resources, create risk that our efforts to protect our proprietary technologies may not be successful. We cannot assure you that our patents will be upheld or that third parties will not invalidate our patent rights. In the event our intellectual property rights are not upheld, such an event would have a material adverse effect on our company. In addition, there is a risk that third parties may independently develop substantially equivalent or superior technologies.

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

         THE SIGNIFICANT NUMBER OF OPTIONS AND WARRANTS OUTSTANDING MAY ADVERSELY EFFECT THE MARKET PRICE FOR OUR COMMON STOCK.

         As of June 30, 2004, there are outstanding (i) options and warrants to purchase an aggregate of 6,053,104 shares of our common stock at exercise prices ranging from $.12 to $10.13, and (ii) 727,630 additional shares of our common stock which may be issued in the future under our stock option plan. To the extent that outstanding options and warrants are exercised, your percentage ownership will be diluted and any sales in the public market of the common stock underlying such options may adversely affect prevailing market prices for our common stock.

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



PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

         On March 31, 2004, PowerDsine Inc. commenced an action against the Company in the United District Court, Southern District of New York (Civil Action No. 04 CV 2502) seeking a declaratory judgment that the Company's Remote Power Patent (U.S. Patent No. 6,218,930) is not infringed by PowerDsine and/or its customers. PowerDsine further seeks an order permanently enjoining the Company (i) from making any claims to any person or entity that PowerDsine's products infringe the Remote Power Patent or contributes to infringement of the patent, (ii) from interfering with or threatening to interfere with the importation, sale, license or use of PowerDsine's PoE components or products, and (iii) from instituting or prosecuting any lawsuit or proceeding placing at issue the right of PowerDsine, its customers, licensees, successors, or assigns to import, use or sell PowerDsine's Power over Ethernet components or products. The Company believes its Remote Power Patent is valid and has meritorious defenses to the action. The Company and PowerDsine recently commenced settlement discussions in an effort to resolve the litigation. In the event that the settlement discussions are not successful, the Company intends to vigorously defend the lawsuit and take whatever actions are necessary to protect it's intellectual property. In the event, however, that the Court granted the declaratory judgment and the patent was determined to be invalid, such a determination would have a material adverse effect on the Company.



Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

         None

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

         31.1 Controls and Procedure Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Controls and Procedure Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports of Form 8-K

         The Company filed a Form 8-KA on April 26, 2004 relating to the Patents Purchase, Assignment and License Agreement, dated November 18, 2003. between the Company and Merlot Communications, Inc. (the "Agreement") as a result of withdrawal of its request to the SEC for confidentiality of certain provisions of the Agreement.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        NETWORK-1 SECURITY SOLUTIONS, INC.


                                        By: /s/ Corey M. Horowitz
                                            --------------------------------
                                            Corey M. Horowitz
                                            Chairman and Chief Executive Officer





Date: August 11, 2004