Form 10KSB
period 2004-12-31
NETWORK 1 SECURITY SOLUTIONS INC
filed 2005-04-14
CIK 1065078

================================================================================

                    U. S. Securities and Exchange Commission

                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2004.

               TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________.

                         Commission File Number: 1-14896



                       NETWORK-1 SECURITY SOLUTIONS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           DELAWARE                                        11-3027591
----------------------------                             -------------
(State or Other Jurisdiction                             (IRS Employer
      of Incorporation)                              Identification Number)

                           445 PARK AVENUE, SUITE 1028
                            NEW YORK, NEW YORK 10022
                    ----------------------------------------
                    (Address of Principal Executive Offices)


         Issuer's Telephone Number (Including Area Code): (212) 829-5770

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

            The issuer's revenues for its most recent fiscal year:  $0.

            The aggregate market value of the voting common stock of the registrant held by non-affiliates computed by reference to the price at which the stock was sold on March 15, 2005 was approximately $10,275,873.

            The number of shares of Common Stock outstanding as of March 31, 2005 was 17,697,572.


    Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]
================================================================================

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                         2004 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            Page

Part I........................................................................1

            Item 1. Description of Business...................................1

                    Risk Factors..............................................6

            Item 2. Description of Property..................................11

            Item 3. Legal Proceedings........................................11

            Item 4. Submission of Matters to a Vote of Security Holders......12

Part II......................................................................12

            Item 5. Market For Common Equity, Related Stockholder
                    Matters and Small Business Issuer Purchases
                    of Equity Securities.....................................12

            Item 6. Management's Discussion and Analysis
                    or Plan of Operation.....................................14

            Item 7. Financial Statements.....................................18

            Item 8. Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure...................18

            Item 8A. Controls and Procedures.................................19

            Item 8B. Other Information.......................................19

Part III.....................................................................19

            Item 9. Directors and Executive Officers.........................19

            Item 10. Executive Compensation..................................23

            Item 11. Security Ownership of Certain Beneficial
                     Owners and Management and Related Stockholder
                     Matters.................................................27

            Item 12. Certain Relationships and Related
                     Transactions............................................30

            Item 13. Exhibits List and Reports on Form
                     8-K.....................................................32

            Item 14. Principal Accountant Fees and
                     Services................................................34

Signatures...................................................................35

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

ITEM 1. DESCRIPTION OF BUSINESS.

            OVERVIEW

            The principal business of the Company is the acquisition, development, licensing and protection of its intellectual property. The Company presently owns six patents covering various telecommunications and data networking technologies. The Company's strategy is to pursue licensing and strategic business alliances with companies in industries that manufacture and sell products that make use of the technologies underlying its patents as well as with other users of the technology who benefit directly from the technology including corporate, educational and governmental entities.

            On November 18, 2003, the Company acquired a portfolio of telecommunications and data networking patents (the "Patent Portfolio") from Merlot Communications, Inc., a broadband communications solutions provider. In February 2004, following the acquisition of the Patent Portfolio and its review of applicable markets, the Company commenced initial efforts to license its Patent Portfolio. The Patent Portfolio consists of six patents issued by the U.S. Patent Office that relate to various telecommunications and data networking technologies and includes, among other things, patents covering systems and methods for the transmission of audio, video and data over local area networks
(LANS) in order to achieve higher quality of service (QoS) and the control of power delivery over LANs for the purpose of remotely powering network devices.

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

                        U.S. PATENT NO. 6,539,011: METHOD FOR INITIALIZING AND ALLOCATING BANDWIDTH IN A PERMANENT VIRTUAL CONNECTION FOR THE TRANSMISSION
AND CONTROL OF AUDIO, VIDEO, AND COMPUTER DATA OVER A SINGLE NETWORK FABRIC; AND

                        U.S. PATENT NO. 6,215,789: LOCAL AREA NETWORK FOR THE TRANSMISSION AND CONTROL OF AUDIO, VIDEO, AND COMPUTER DATA.

            The Company's future success is largely dependent upon its proprietary technologies, its ability to protect its intellectual property rights and consummate license agreements with respect to its Patent Portfolio. The complexity of patent and common law, combined with the Company's limited resources, create risk that its efforts to protect its proprietary technologies may not be successful. The Company cannot be assured that its patents will be upheld, or that third parties will not invalidate its patents. In March 2004, PowerDsine Inc. commenced litigation against the Company seeking, among other things, a declaratory judgment that the Company's patent covering remote delivery of power over Ethernet cables (U.S. Patent No. 6,218,930) is invalid (See "Risk Factors - We Face Uncertainty As To The Outcome of Litigation with PowerDsine" and Item 3 "Legal Proceedings").

            In February 2004, the Company initiated its licensing efforts relating to its patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the "Remote Power Patent"). The Remote Power Patent application was filed on March 11, 1999 and the patent was granted by the U.S. Office of Patent and Trademark on April 21, 2001. The Remote Power Patent expires on March 11, 2019.

            As of March 31, 2004, the Company transmitted letters to approximately 85 companies offering licenses to the Remote Power Patent. To date the Company has not entered into any license agreements with third parties.

            The Company was incorporated under the laws of the State of Delaware in July 1990. The Company's offices are located at 445 Park Avenue, Suite 1028, New York, New York 10022 and its telephone number is (212) 829-5770.

            HISTORICAL BUSINESS

            From June 1995 until December 2002, the Company developed, marketed, licensed and supported a suite of security software products designed to prevent unauthorized access to information residing on networked servers, desktops and laptops. In May 2003, the Company completed the sale of its security software technology and related intellectual property to an unaffiliated foreign corporation for an aggregate consideration of $415,000. In November 2003, the Company entered the intellectual property licensing business following its acquisition of the Patent Portfolio.

            MARKET OVERVIEW

            Management has determined that the Company's initial licensing efforts will be focused on its Remote Power Patent. U.S. Patent No. 6,218,930 relates to several technologies which describe a methodology for controlling the delivery of power to certain devices over an Ethernet network.

            The Institute of Electrical and Electronic Engineers (IEEE) is a non-profit, technical professional association of more than 360,000 individual members in approximately 175 countries. The Standards Association of the IEEE is responsible for the creation of global industry standards for a broad range of technology industries. In 1999, at the urging of several industry vendors, the IEEE formed a task force to facilitate the adoption of a standardized methodology for the delivery of remote power over Ethernet networks which would insure interoperability among vendors of switches and terminal devices. On June 13, 2003 the IEEE Standards Association approved the 802.3af Power Over Ethernet standard (the "Standard"), which covers technologies deployed in delivering power over Ethernet cables. The Standard provides for the Power Sourcing Equipment (PSE) to be deployed in switches or as standalone midspan hubs to provide power to remote devices such as wireless access points, IP phones and network based cameras. The technology is commonly referred to as Power Over Ethernet ("PoE"). The Company believes its Remote Power Patent covers several of the key technologies covered by the Standard.

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

            PoE provides numerous benefits including quantifiable returns on investment. The cost of hiring electricians to pull power cable to remote locations used for access points or security cameras can rival or exceed the cost of the devices. Another key benefit is the need for Voice over IP power reliability in the face of power failures. Using PoE enables data center power supply systems to ensure on-going power - a function that would be difficult and expensive to implement if each phone required AC outlets.

            These and other advantages such as remote management capabilities, lower maintenance costs, and flexibility of device location have led to forecasts that PoE will be widely adopted in networks throughout the world. International Data Corporation (IDC) forecasts that the annual PoE sales will reach 134 million PSE switch ports (does not include midspan ports) by 2008 which equates to a 5 year compound annual growth rate of 63%. A recent Gartner report estimates that PoE port shipments more than tripled in 2004 and that price premiums for such ports ranged from $45 to $65 per port and that 18% of all wiring closet switch ports shipped in 2004 were PoE-enabled.

            The benefits of PoE are compelling as evidenced by the introduction of products by such leading vendors as 3Com, Seimens, Nortel Networks and Avaya, as well as many others. In February 2004, Cisco Systems, Inc., the world's largest network switch manufacturer, announced that all of its switches will ultimately be PoE enabled. PowerDsine, Inc., the world's leader in PoE technology and a founding member of the IEEE Task Force that developed the Standard, and Motorola, Inc., have announced a partnership to develop chip-based PoE solutions thereby reducing cost and the number of components necessary to deliver manufactured Standard compliant products.

            The Company believes the cost savings as well as the other benefits that can be realized by utilizing the technology contained in the Remote Power Patent may be of significant importance to the growth of the Wireless Local Area Networking (WLAN) industry and Voice Over IP Telephony (VOIP) industry. According to In-Stat/MDRs, a market research firm, purchases of wireless hardware, including Access Points for IEEE 802.11b/g (Wi-Fi) networks, reached $2.2 billion in 2002 and are expected to exceed $3.9 billion by 2006. A January 2004 market study by The Dell'Oro Group, a research firm, projects that annual shipments of enterprise wireless LAN access points will grow from 882,000 units in 2003 to 5.9 million units in 2008, representing a compound annual growth rate of 46.2%.

            The VOIP market is currently one of the fastest growing segments in the telecommunications industry. VOIP traffic has steadily increased over the last several years and is being deployed by service providers and carriers worldwide. IDC, a market research firm, estimates that worldwide IP telephone unit sales are set to grow from 1.5 million units in 2003 to nearly 5 million units in 2007 and overall voice-over IP equipment, which in 2003 represented a market of $3.3 billion, is expected to grow at a compound annual growth rate of 45.0% to $15.1 billion by 2007.

            The ability to supply power to end-devices through Ethernet cables can be applied to other end-devices, such as advanced security cameras, RFID card readers, laptop computers, personal digital assistants and portable digital music players. As the desire to connect more end-devices to the Ethernet network grows, the Company believes that PoE technology will become more widely used as a method to power these end-devices.

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

            NETWORK-1 STRATEGY

            The Company's strategy is to capitalize on its Patent Portfolio through entering into licensing arrangements with third parties including manufacturers and users that utilize the Patent Portfolio's proprietary technologies as well as any additional proprietary technologies covered by patents which may be acquired by the Company in the future. The Company will also seek to enter into licensing arrangements with users of the proprietary technologies, including corporate, educational and governmental entities in those cases where the patent rights extend to the users of the technologies contained in manufactured products.

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

            MARKETING AND DISTRIBUTION

            In February 2004, the Company commenced licensing efforts for its Remote Power Patent. The Company believes that potential licensees include, among others, Wireless Local Area Networking (WLAN) equipment manufacturers, Local Area Networking (LAN) equipment manufacturers, Voice Over IP Telephony
(VOIP) equipment manufacturers, and Network Camera manufacturers. In addition, the Company believes that additional potential licensees include users of the equipment embodying the PoE technology covered by its Remote Power Patent, including corporate, educational and federal, state and local government users, as they are significant beneficiaries of the technologies covered by the Remote Power Patent.

            ThinkFire Agreement

            On November 30, 2004, the Company entered into a Master Services Agreement (the "Agreement") with ThinkFire Services USA, Ltd. ("ThinkFire") pursuant to which ThinkFire has been granted the exclusive (except for direct efforts by the Company and related companies) worldwide rights to negotiate license agreements for the Company's Remote Power Patent with respect to certain potential licensees agreed to between the parties. Either the Company or ThinkFire may terminate the Agreement upon 60 days notice for any reason or upon 30 days notice in the event of a material breach. The Company has agreed to pay ThinkFire a fee not to exceed 20% of the royalty payments received from license agreements consummated by ThinkFire on its behalf.

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

            EMPLOYEES AND CONSULTANTS

            As of March 31, 2005, the Company had one full time employee, no part time employees and three consultants.



            RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

            The Company operates in a highly competitive environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights the most material of the risks.

            WE HAVE A HISTORY OF LOSSES AND NO REVENUE FROM CURRENT OPERATIONS.

            We have incurred substantial operating losses since our inception, which has resulted in an accumulated deficit of $(42,989,000) as of December 31, 2004. For the years ended December 31, 2004 and 2003, we incurred net losses of $(1,953,000) and $(614,000), respectively. We have financed our operations primarily by sales of equity securities as well as the sale of our CyberWall PLUS security software technology in May 2003. Since December 2002, when we discontinued our security software products and following the commencement of our new technology licensing business in

November 2003, we have not had material revenue from operations and for the year ended December 31, 2004 we had no revenue from operations. Our ability to achieve revenue and generate positive cash flow from operations is dependent upon consummating licensing agreements with respect to our patented technology. We may not be successful in achieving licensing agreements with third parties and our failure to do so would have a material adverse effect on our business, financial condition and results of operations. We may not be able to achieve revenue or generate positive cash flow from operations from our new licensing business.

            WE COULD BE REQUIRED TO STOP OPERATIONS IF WE ARE UNABLE TO DEVELOP OUR TECHNOLOGY LICENSING BUSINESS OR RAISE CAPITAL WHEN NEEDED.

            We anticipate, based on our currently proposed plans and assumptions relating to our operations (including the timetable of, costs and expenses associated with our continued operations), that our current cash position will more likely than not be sufficient to satisfy our operations and capital requirements until September 2006. However, we may expend our funds prior thereto. In the event our plans change, or our assumptions change or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), we could have insufficient funds to support our operations prior to September 2006. Our inability to obtain additional financing when needed, absent generating sufficient cash from licensing arrangements, would have a material adverse effect on the Company, requiring us to curtail or possibly cease our operations. In addition, any additional equity financing may involve substantial dilution to the interests of our then existing stockholders.

            OUR NEW LICENSING BUSINESS MAY NOT BE SUCCESSFUL.

            In November 2003, we entered the technology licensing business as a result of our acquisition of six patents relating to various telecommunications and data networking technologies including, among others, patents covering the transmission of audio, video and data over computer and telephony networks and the delivery of remote power over Ethernet. Accordingly, we have a very limited history in the technology licensing business upon which an evaluation of our prospects and future performance can be made. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the development, operation and expansion of a new business based on patented technologies in a highly specialized and competitive market. We may not be able to achieve revenue or profitable operations from our new licensing business.

            OUR FUTURE SOURCE OF LICENSING REVENUE IS UNCERTAIN.

            In February 2004, we initiated our first licensing efforts relating to the technologies in our remote power patent (U.S. Patent No. 6,218,930) (the "Remote Power Patent"). To date, we have not entered into any licensing agreements with third parties with respect to our Remote Power Patent or our other patented technologies. Our inability to consummate licensing agreements and achieve revenue from our patented technologies would have a material adverse effect on our operations and our ability to continue our business. In addition, in the event we consummate license arrangements with third parties, such arrangements are not likely to produce a stable or predictable stream of revenue in the foreseeable future. Furthermore, the success of our licensing efforts depends upon the strength of our intellectual property rights.

            WE ARE CURRENTLY RELYING UPON THE EFFORTS OF THINKFIRE TO CONSUMMATE LICENSING AGREEMENTS FOR OUR REMOTE POWER PATENT WITH CERTAIN SELECT POTENTIAL LICENSEES.

            On November 30, 2004, we entered into a Master Services Agreement (the "Agreement") with ThinkFire Services USA, Ltd. ("ThinkFire") pursuant to which ThinkFire has been granted the exclusive (except for us and related companies) worldwide rights to negotiate license agreements for the Remote Power Patent with respect to certain potential licensees agreed between the parties. Either we or ThinkFire can terminate the Agreement upon 60 days notice for any reason or upon 30 days notice in the event of a material breach. We have agreed to pay ThinkFire a fee not to exceed 20% of the royalty payments received from license agreements consummated by ThinkFire on our behalf. There is no assurance that ThinkFire will be successful in consummating license agreements on our behalf or that such agreements will result in significant royalty payments to us.

            OUR SUCCESS IS DEPENDENT UPON OUR ABILITY TO PROTECT OUR PROPRIETARY TECHNOLOGIES.

            Our success is substantially dependent upon our proprietary technologies and our ability to protect our intellectual property rights. We currently hold 6 patents issued by the U.S. Patent Office that relate to various telecommunications and data networking technologies and include among other things, patents covering the transmission of audio, voice and data over computer and telephony networks and the delivery of remote PoE networks. We rely upon our patents and trade secret laws, non-disclosure agreements with our employees, consultants and third parties to protect our intellectual property rights. The complexity of patent and common law, combined with our limited resources, create risk that our efforts to protect our proprietary technologies may not be successful. We cannot assure you that our patents will be upheld or that third parties will not invalidate our patent rights. In the event our intellectual property rights are not upheld, such an event would have a material adverse effect on our company. In addition, there is a risk that third parties may independently develop substantially equivalent or superior technologies.

            ANY LITIGATION TO PROTECT OUR INTELLECTUAL PROPERTY OR ANY THIRD PARTY CLAIMS TO INVALIDATE OUR PATENTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

            Our success depends on our ability to protect our intellectual property rights. In the future, it may be necessary for us to commence patent litigation against third parties whom we believe require a license to our patents. In addition, we may be subject to third-party claims seeking to invalidate our patents, as is the case with the action commenced by PowerDsine relating to our Remote Power Patent as discussed below. These types of claims, with or without merit, may subject us to costly litigation and diversion of management's focus. In addition, based on our limited financial resources, we may not be able to pursue litigation as aggressively as others with substantially greater financial resources. Based on our limited financial resources, it may be necessary to engage third party professionals on a contingency basis pursuant to which such parties would be entitled to share in the proceeds of any successful enforcement of our intellectual property rights. If third parties making claims against us seeking to invalidate our patent are successful, they may be able to obtain injunctive or other equitable relief, which effectively could block our ability to license or otherwise capitalize on our proprietary technologies. Successful litigation against us resulting in a determination that our patents are invalid would have a material adverse effect on our company.

            WE FACE UNCERTAINTY AS TO THE OUTCOME OF LITIGATION WITH POWERDSINE.

            On March 31, 2004, PowerDsine Inc. ("PowerDsine") commenced an action against us in the United District Court, Southern District of New York (Civil Action No. 04 CV 2502) seeking a declaratory judgment that our Remote Power Patent is invalid and is not infringed by PowerDsine and/or its customers. PowerDsine further seeks an order permanently enjoining us (i) from making any claims to any person or entity that PowerDsine's products infringe the Remote Power Patent or contribute to infringement of the patent, (ii) from interfering with or threatening to interfere with the importation, sale, license or use of PowerDsine's PoE components or products, and (iii) from instituting or prosecuting any lawsuit or proceeding placing at issue the right of PowerDsine, its customers, licensees, successors, or assigns to import, use or sell PowerDsine's PoE components or products. We believe our Remote Power Patent is valid and that we have meritorious defenses to the action. On December 1, 2004, we moved to dismiss the declaratory judgment action asserting, among other things, that there is no actual case or controversy because PowerDsine did not have reasonable apprehension of suit at the time the case was filed, and therefore, the court lacks jurisdiction over the matter. On January 21, 2005 our motion to dismiss was denied. We have engaged in settlement discussions with PowerDsine in an effort to resolve the litigation. In the event that we are unable to settle the litigation, we intend to vigorously defend the lawsuit and take whatever actions are necessary to protect our intellectual property. In the event, however, that the Court granted the declaratory judgment and our Remote Power Patent was determined to be invalid, such a determination would have a material adverse effect on us. Regardless of the outcome, this litigation may subject us to significant costs and diversion of management time.

            MATERIAL LICENSING REVENUES FROM OUR REMOTE POWER PATENT MAY BE DEPENDENT UPON THE APPLICABILITY OF THE IEEE STANDARD.

              The Institute of Electrical and Electronic Engineers (IEEE) is a non-profit, technical professional association of more than 360,000 individual members in approximately 175 countries. The Standards Association of the IEEE is responsible for the creation of global industry standards for a broad range of technology industries. In 1999, at the urging of several industry venders, the IEEE formed a task force to facilitate the adoption of a standardized methodology for the delivery of remote power over Ethernet networks which would insure interoperability among vendors of switches and terminal devices. In June 2003, the IEEE Standards Association approved the 802.3af Power Over Ethernet standard (the "Standard"), which covers technologies deployed in delivering power over Ethernet cables including whether deployed in switches or as standalone midspan hubs both of which provide power to remote devices including wireless access points, IP phones and network based cameras. The technology is commonly referred to as Power Over Ethernet ("PoE"). We believe our Remote Power Patent covers several of the key technologies covered by the Standard. However, there is a risk that as a result of litigation a court may determine otherwise and such a determination would have a material adverse effect on our ability to enter into license agreements and achieve revenue and profits from our Remote Power Patent.

            WE FACE INTENSE COMPETITION AND WE MAY NOT BE ABLE TO SUCCESSFULLY COMPETE.

            The telecommunications and data networking market is characterized by intense competition and rapidly changing business conditions, customer requirements and technologies. Our current and potential competitors have longer operating histories, greater name recognition and possess substantially greater financial, technical, marketing and other competitive resources than us. Although we believe that we have rights to enforceable patents relating to telecommunications and data networking, there can be no assurance that third parties will not invalidate any or all of our patents. In addition, the telecommunications and data networking industries may develop technologies that may be more effective than our proprietary technologies or that render our technologies less marketable or obsolete.

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

            DEPENDENCE UPON CEO AND CHAIRMAN.

            Our success will largely be dependent upon the personal efforts of Corey M. Horowitz, Chairman and Chief Executive Officer and Chairman of the Board of Directors. On November 26, 2004, we entered into a two (2) year employment agreement with Mr. Horowitz pursuant to which he will continue to serve as our Chairman and Chief Executive Officer. We do not maintain key man life insurance on the life of Mr. Horowitz. The loss of the services of Mr. Horowitz would have a material adverse effect on our business and prospects.

            RISKS RELATED TO LOW PRICED STOCKS.

            Our common stock currently trades on the OTC Bulletin Board under the symbol NSSI.OB. Since the trading price of our common stock is below $5.00 per share, our common stock is considered a penny stock. SEC regulations generally define a penny stock to be an equity security that is not listed on Nasdaq or a national securities exchange and that has a market value of less than $5.00 per share, subject to certain exceptions. SEC regulations require broker-dealers to deliver to a purchaser of our common stock a disclosure schedule explaining the penny stock market and the risks associated with it. Various sales practice requirements are also imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). Broker-dealers must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and monthly account statements disclosing recent price information for the penny stock held in the customer's account.

            THE SIGNIFICANT NUMBER OF OPTIONS AND WARRANTS OUTSTANDING MAY ADVERSELY EFFECT THE MARKET PRICE FOR OUR COMMON STOCK.

            As of March 31, 2005, there are outstanding (i) options and warrants to purchase an aggregate of 10,710,905 shares of our common stock at exercise prices ranging from $.12 to $10.13, and (ii) 207,630 additional shares of our common stock which may be issued in the future under our stock option plan. To the extent that outstanding options and warrants are exercised, stockholder percentage ownership will be diluted and any sales in the public market of the common stock underlying such options may adversely affect prevailing market prices for our common stock.

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


ITEM 2. DESCRIPTION OF PROPERTY

            The Company currently leases office space in New York City at a cost of $3,150 per month. The lease is for six months with automatic renewals unless terminated upon 60 days notice.

ITEM 3. LEGAL PROCEEDINGS

            PowerDsine Litigation

            On March 31, 2004, PowerDsine Inc. commenced an action against the Company in the United District Court, Southern District of New York (Civil Action No. 04 CV 2502) seeking a declaratory judgment that the Company's Remote Power Patent (U.S. Patent No. 6,218,930) is not infringed by PowerDsine and/or its customers. PowerDsine further seeks an order permanently enjoining the Company (i) from making any claims to any person or entity that PowerDsine's products infringe the Remote Power Patent or contribute to infringement of the patent, (ii) from interfering with or threatening to interfere with the importation, sale, license or use of PowerDsine's PoE components or products, and (iii) from instituting or prosecuting any lawsuit or proceeding placing at issue the right of PowerDsine, its customers, licensees, successors, or assigns to import, use or sell PowerDsine's PoE components or products. The Company believes its Remote Power Patent is valid and it has meritorious defenses to the action. On December 1, 2004, we moved to dismiss the declaratory judgment action asserting, among other things, that there is no actual case or controversy because PowerDsine did not have reasonable apprehension of suit at the time the case was filed, and therefore, the court lacks jurisdiction over the matter. On January 21, 2005 our motion to dismiss was denied. The Company intends to vigorously defend the action and take whatever actions are necessary to protect its intellectual property. In the event, however, that the Court granted the declaratory judgment and the patent was determined to be invalid, such a determination would have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

            MARKET INFORMATION. The Company's Common Stock currently trades on OTC Bulletin Board under the symbol NSSI.OB. The following table sets forth, for the periods indicated, the range of the high and low closing bid prices for the Common Stock as reported. Such prices reflect inter-dealer quotations, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

YEAR ENDED DECEMBER 31, 2004                       HIGH             LOW
                                                   ----             ---

Fourth Quarter                                     $1.25           $0.33
Third Quarter                                      $0.53           $0.05
Second Quarter                                     $0.25           $0.05
First Quarter                                      $0.39           $0.05

YEAR ENDED DECEMBER 31, 2003                       HIGH             LOW
                                                   ----             ---

Fourth Quarter                                     $0.22           $0.01
Third Quarter                                      $0.04           $0.01
Second Quarter                                     $1.06           $0.01
First Quarter                                      $0.16           $0.05

            On March 15, 2005, the last sale price for the Common Stock as reported on the OTC Bulletin Board was $1.13 per share. The number of record holders of the Company's Common Stock was 109 as of March 31, 2004.

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

            RECENT ISSUANCES OF UNREGISTERED SECURITIES. No such issuances except as disclosed in the Company's Current Report on Form 8-K filed on December 28, 2004.

            ISSUER PURCHASES OF EQUITY SECURITIES.  None.

            EQUITY COMPENSATION PLAN INFORMATION

            The following table summarizes share and exercise price information about the Company's equity compensation plans as of December 31, 2004.

--------------------------------------------------------------------------------------------------------------------------------
                                  NUMBER OF SECURITIES TO BE                                   NUMBER OF SECURITIES REMAINING
                                   ISSUED UPON EXERCISE OF     WEIGHTED-AVERAGE EXERCISE     AVAILABLE FOR FUTURE ISSUANCE UNDER
                                     OUTSTANDING OPTIONS,         PRICE OF OUTSTANDING      EQUITY COMPENSATION PLANS (EXCLUDING
                                    WARRANTS AND RIGHTS(A)    OPTIONS, WARRANTS AND RIGHTS   SECURITIES REFLECTED IN COLUMN (A))
--------------------------------- --------------------------  ----------------------------  ------------------------------------
Equity compensation plans
 approved by security holders             3,792,370                       $.94                             207,630
--------------------------------- --------------------------  ----------------------------  ------------------------------------
Equity compensation plans not
 approved by security holders                 0                            --                                  0
--------------------------------- --------------------------  ----------------------------  ------------------------------------
       Total                              3,792,370                       $.94                             207,630
--------------------------------------------------------------------------------------------------------------------------------

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

            OVERVIEW

            The principal business of the Company is the acquisition, development, licensing and protection of its intellectual property. The Company presently owns six patents covering various telecommunications and data networking technologies. The Company's strategy is to pursue licensing and strategic business alliances with companies in the industries that manufacture and sell products that make use of the technologies underlying its patents as well as with other users who benefit directly from the technology including corporate, educational and governmental entities.

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

            In February 2004, the Company initiated licensing efforts relating to one of its patents (U.S. Patent No. 6,218,930) covering the remote delivery of power over Ethernet cable (the "Remote Power Patent"). As of the date of this Report, the Company has not entered into any license arrangement with respect to the Remote Power Patent, although it is pursing such arrangements with third parties. The Company does not currently have any revenue from operations. The success of the Company and its ability to achieve revenue is largely dependent on its ability to consummate licensing arrangements with third parties. In November 2004, the Company entered into an agreement with ThinkFire Services USA, Ltd. ("ThinkFire") pursuant to which ThinkFire has been granted the exclusive worldwide rights to negotiate license agreements for the Remote Power Patent with certain agreed-upon potential licensees. The Company has agreed to pay ThinkFire a fee not to exceed 20% of the royalty payments received from license agreements consummated by ThinkFire on its behalf.

            The Company's success depends on its ability to protect its intellectual property rights. In the future, it may be necessary for the Company to commence patent litigation against third parties who it believes are infringing its patents. In addition, third parties may seek to invalidate the Company's patents, as is the case with the action commenced by PowerDsine (see Item 3 "Legal Proceedings"). The costs of litigation are significant and based on the Company's limited financial resources, it may be necessary to engage attorneys on a contingency basis pursuant to which counsel would be entitled to share in the proceeds of any successful enforcement of the Company's intellectual property rights. If third parties making claims against the Company seeking to invalidate the Company's patents are successful, they may be able to obtain injunctive or other equitable relief, which could effectively block the Company's ability to license or otherwise capitalize on its proprietary technologies. If the Company is not successful in protecting its patents in litigation and its patents are determined to be invalid, such determinations would have a material adverse effect on the Company.

            On December 21, 2004 and January 13, 2005, the Company completed a private offering of its equity securities resulting in gross proceeds of $2,685,000. The Company anticipates that such proceeds will more likely than not be sufficient to support its operations until September 2006. (See "Liquidity and Capital Resources" at page 18 hereof)

            To date the Company has incurred significant losses and at December 31, 2004, had an accumulated deficit of $(42,989,000). At March 31, 2005, the Company had approximately $1,722,000 of cash and cash equivalents. Management believes that based on its current cash position, the Company has sufficient capital to fund its operations until September 2006, although there is no assurance that the Company will not have sufficient capital prior to such date. (See "Liquidity and Capital Resources" at page 18 hereof).

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

            RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

See Note B [10] on page F-9 to the Financial Statements.

            RESULTS OF OPERATIONS


YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003.

            The Company had no revenues for the year ended December 31, 2004 ("2004") compared to revenues of $218,000 for the year ended December 31, 2003 ("2003). Revenues of $218,000 during 2003 included $130,000 related to the amortization of deferred revenue with a former strategic partner and $88,000 related to the amortization of deferred maintenance revenues from customers who, in earlier periods, had elected to purchase maintenance and support for the Company's contracts for its software product line which was discontinued in December 2002.

            The Company did not incur any cost of revenue for 2004 as compared to $51,000 for 2003, which was related to the cost of one employee who provided support services for former customers of the Company's software business. There was no gross profit for 2004 compared to gross profit of $167,000 for 2003.

            General and administrative expenses include employee costs, including salary, benefits, travel and other related expenses associated with management, finance and accounting operations, and legal and other professional services provided to the Company. General and administrative expenses increased by $748,000 or 62%, to $1,956,000 in 2004 from $1,208,000 in 2003. The increase in general and administrative expenses was primarily due to an increase in legal and other professional fees incurred in connection with the acquisition of the patent portfolio and related licensing efforts as well as the recognition of expenses relating to the valuation of stock options issued by the Company.

            Interest income decreased by $9,000 or 75% to $3,000 in 2004 from $12,000 in 2003 primarily due to the increased funds used for operations and a decrease in funds available for short term investments.

            On May 30, 2003, the Company completed the sale of its CyberwallPlus technology and related intellectual property (the "Assets") and assignment of rights under the FalconStor license agreement for $415,000. The carrying value of the Assets were written down to zero in the third quarter of 2002. The $415,000 sales price is included as "Gain on Sale of Assets" in the statements of operations for 2003.

            No provision for or benefit from federal, state or foreign income taxes was recorded for 2004 or 2003 since the Company incurred net operating losses for each year and fully reserved its deferred tax assets as their future realization could not be determined.

            As a result of the foregoing, the net loss was $1,953,000 for 2004 as compared to a net loss of $614,000 for 2003.

            On December 21, 2004, the Company extended the exercise period for warrants to purchase 1,352,152 shares of Common Stock issued in connection with a Company financing in December 1999. The associated expense with respect to the warrant extension was recorded as a deemed dividend in the amount of $1,179,000 in 2004 causing the net loss attributable to common stockholders to be $3,132,000.

            LIQUIDITY AND CAPITAL RESOURCES

            At December 31, 2004, the Company had $2,177,000 of cash and cash equivalents and working capital of $1,335,000. The Company has financed its operations primarily through the sale of equity and debt securities, and the sale of its security software technology in May 2003. Net cash used in operating activities was $842,000 in 2004 as compared to $1,360,000 in 2003. Net cash used in operating activities for 2004 was primarily attributable to the net loss of $1,953,000, an increase in accounts payable, accrued expenses and other current liabilities of $344,000 and the expenses related to the valuation of stock options and warrants.

            Net cash used in investing activities during 2004 was financed with the remaining funds of $415,000 received from the sale of its CyberwallPlus software and related intellectual property in May 2003. The Company does not currently have a line of credit from a commercial bank or other institution.

            In December 2004 and January 2005, the Company completed a private offering of its equity securities, consisting of an aggregate of 2,685,000 shares of common stocks and warrants to purchase an aggregate of 2,013,750 shares of common stock, resulting in gross proceeds to the Company of $2,685,000.

            The Company anticipates, based on currently proposed plans and assumptions, relating to its operations that its cash balance of approximately $1,722,000 as of March 31, 2005 will more likely than not be sufficient to satisfy the Company's operations and capital requirements until September 2006. There can be no assurance, however, that such funds will not be expended prior thereto. In the event the Company's plans change, or its assumptions change, or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), the Company may have insufficient funds to support its operations prior to September 2006. The Company is currently pursuing licensing opportunities for its Remote Power Patent, however, to date the Company has not entered into any such licensing arrangements. The Company's inability to consummate licensing arrangements and derive revenues therefrom on a timely basis or obtain additional financing when needed would have a material adverse effect on the Company, requiring it to curtail or cease operations. In addition, any equity financing may involve substantial dilution to the stockholders of the Company.


ITEM 7. FINANCIAL STATEMENTS

            The financial statements required hereby are located on pages F-1 through F-18 which follow Part III.

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

(b) Changes in Internal Controls.

            There were no significant changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect these controls during the last fiscal quarter included in this report or from the end of the reporting period to the date of this Annual Report on Form 10-KSB.

ITEM 8B. OTHER INFORMATION.

            None.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS.

            NAME                 AGE     POSITION
            ----                 ---     --------

            Corey M. Horowitz     50     Chairman and Chief Executive Officer,
                                         Chairman of the Board of Directors
            David C. Kahn         53     Chief Financial Officer
            Harry B. Schessel     40     Director
            Robert Graifman       48     Director
            Robert M. Pons        48     Director

            COREY M. HOROWITZ became Chairman and Chief Executive Officer of the Company in December 2003. Mr. Horowitz has also served as Chairman of the Board of Directors of the Company since January 1996 and has been a member of the Board of Directors since April 1994. In January 2003, Mr. Horowitz also became Secretary of the Company. Mr. Horowitz is also President and sole shareholder of CMH Capital Management Corp. ("CMH"), a New York investment advisory and merchant banking firm, which he founded in September 1991. During the period June 2001 through December 2003, CMH rendered financial advisory services to the Company. From January 1986 to February 1991, Mr. Horowitz was a general partner in charge of mergers and acquisitions at Plaza Securities Co., a New York investment partnership.

            DAVID C. KAHN, CPA, became Chief Financial Officer of the Company in January 2004. Since December 1989, Mr. Kahn has provided accounting and tax services on a consulting basis to private and public companies. He also serves as a faculty member of Yeshiva University in New York, a position he has held since August 2000.

            HARRY B. SCHESSEL has been a director of the Company since July 2001. Since July 2002, Mr. Schessel has been a real estate developer. From July 2001 until July 2002, Mr. Schessel was employed at Kroll, Inc. ("Kroll") as the Global Practice Leader for the Information Security Group. From June 2000 to July 2001, Mr. Schessel advised security companies, including Kroll, in the areas of strategy, operations, marketing and business development and also as a consultant to investment banking firms and venture capital firms for purposes of evaluating investments in the information security industry. From March 2000 until June 2000, Mr. Schessel was Vice President of Cybersafe, Inc., a security software company. In June 1997, Mr. Schessel co-founded Centrax, Inc., a company engaged in the development and marketing of intrusion detection software, and was employed from June 1997 until its sale in March 1999 in various capacities, including Chief Operating Officer and Executive Vice President.

            ROBERT GRAIFMAN became a director of the Company in December 2003. Mr. Graifman currently serves as Managing Member of Skyfarm Management, LLC, a New Jersey based investment management company, and also as a Managing Member of Federal Autocat Recycling, LLC, a resource reclamation and recycling Company. From June 2000 to August 2003, Mr. Graifman also served as Chief Financial Officer of Gilo Ventures, LLP, a California based venture capital firm focused on emerging technology companies.

            ROBERT M. PONS became a director of the Company in December 2003. Mr. Pons currently serves as President and Chief Executive Officer of SmartServ Online, Inc. (OTCBB:SSRV),a wireless applications service provider, a position he has held since January 2004. From August 2003 until January 2004, Mr. Pons served as Interim Chief Executive Officer of SmartServ Online, Inc. on a consulting basis. From March 1999 to August 2003, he was President of FreedomPay, Inc., a wireless device payment processing company. During the period January 1994 to March 1999, Mr. Pons was President of Lifesafety Solutions, Inc., an enterprise software company. Mr. Pons has over 20 years of management experience with telecommunications companies including MCI, Inc., Sprint, Inc. and Geotek, Inc.

            COREY M. HOROWITZ and ROBERT GRAIFMAN are brothers-in-law.

COMMITTEES OF THE BOARD OF DIRECTORS

            During 2004, Harry Schessel and Robert Graifman (beginning March
2004) served as members of the Audit Committee. Messrs. Schessel and Graifman are the current members of the Audit Committee. Mr. Graifman is the audit committee financial expert. The Audit Committee meets with the Company's independent auditors at least annually to review the scope and results of the annual audit; reviews with the Company's independent auditors the Company's quarterly reports on Form 10-QSB prior to filing, recommends to the Board the independent auditors to be retained; and receives and considers the auditors' comments as to internal controls, accounting staff and management performance and procedures in connection with audit and financial controls. The Audit Committee has adopted a written Audit Committee Charter. During 2004, Harry Schessel and Robert Pons (beginning March 2004) served as members of the Compensation Committee until Mr. Schessel no longer served as of November 2004. Mr. Pons is currently the sole member of the Compensation Committee. The Compensation Committee is responsible for determining compensation for the executive officers of the Company, including bonuses and benefits, and administration of the Company's compensation programs, including the Company's Stock Option Plan.

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

TECHNICAL ADVISORY BOARD

            In November 2004 the Company established a Technical Advisory Board to assist the Company with its strategic business plan of maximizing the value of its Patent Portfolio. Each member of the Technical Advisory Board received a 5 year option to purchase 17,500 shares (fully vested) of the Company's Common Stock at an exercise price of $.54 per share.

            The initial members of the Technical Advisory Board include:

            George Conant, Chief Executive Officer of Merlot Communications, Inc., a broadband communications solutions provider. Prior to joining Merlot Communications, Inc., Mr. Conant co-founded Xyplex, Inc., a manufacturer of data communications equipment and network management software, where he held the roles of Vice President of Engineering, Vice President of Technology and Chief Technology Officer. Prior to Xyplex, Mr. Conant was with Digital Equipment Corporation, where he worked as a network architect. Mr. Conant received a BS and a Masters in theoretical mathematics from the University of Michigan.

            Ron Keenan, Chief Technology Officer of Merlot Communications, Inc. Mr. Keenan is an expert on the convergence of telecommunications and data who, prior to co-founding Merlot, founded QFR USA Corporation, a high-tech firm engaged in developing custom ASICs for advanced and cost-effective communications systems. He had previously founded two other development firms. He also served as advanced engineering project director at TIE/Communications, Inc., where he developed the TIE 612 Electronic Key System, the first "skinny wire" telephone system and one of the largest selling key systems in history. Mr. Keenan received his BS in Electrical Engineering from the Milwaukee School of Engineering and has more than 20 years experience in advanced analog and digital design techniques.

            Andrew Maslow, Director of Industrial Affairs, Memorial Sloan-Kettering Cancer Center. Mr. Maslow heads the intellectual property activities of Sloan-Kettering which includes licensing activities of the Center's technology and management of its patent portfolio. Annual licensing revenue exceeds $60 million. Prior to joining Sloan-Kettering, Mr. Maslow was Associate Director of the Office of Science and Technology of Columbia University where he was responsible for the development, patenting and licensing of inventions originating at the university. Mr. Maslow is a Registered Patent Attorney.

            Jonathan Greene, Vice President of Marketing at Kovado, Inc., a security software company. In his 20-year career Mr. Greene has established and grown product lines in such diverse market segments as network systems, storage management, security and network management. In senior product management roles with Data General and Cheyenne Software he founded product lines that yielded several hundred million dollars in revenue. At System Management ARTS (SMARTS) he developed and managed major OEM deals which dramatically grew corporate revenue while simultaneously launching several new products. Prior to joining Kavado, Inc., Mr. Greene was senior vice president of marketing and business development for the Company. He holds a BS in engineering from Rensselaer Polytechnic Institute and an MBA from the Johnson School at Cornell University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

            Section 16(a) of the Exchange Act requires the Company's executive officers, directors, and persons who own more than 10% of the Company's outstanding Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that its executive officers, directors, and greater than 10% stockholders complied during the year ended December 31, 2004.

CODE OF ETHICS

            The Board of Directors has adopted a Code of Ethics that applies to the principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics was filed as Exhibit 14 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

ITEM 10. EXECUTIVE COMPENSATION

            The following table summarizes compensation, for the fiscal years indicated, awarded to, earned by or paid to the Company's Chief Executive Officer ("CEO") and to each of its executive officers (collectively, the "Named Executive Officers") who received annual salary and bonus in excess of $100,000 for the year ended December 31, 2004 for services rendered in all capacities to the Company.

            SUMMARY COMPENSATION TABLE

                                                    ANNUAL COMPENSATION       LONG TERM COMPENSATION AWARDS
                                                    -------------------       -----------------------------
                                                                                SHARES
NAME AND               YEAR ENDED                            OTHER ANNUAL     UNDERLYING   ALL OTHER ANNUAL
PRINCIPAL POSITION     DECEMBER 31   SALARY($)   BONUS($)   COMPENSATION(1)   OPTIONS(#)    COMPENSATION(1)
--------------------   -----------   ---------   --------   ---------------   ----------    ---------------
Corey M. Horowitz          2004      $218,970                                  1,500,000
  Chairman and Chief       2003      $210,000(2)    --             --          1,600,000            --
  Executive Officer        2002           --        --             --              --               --

-----------------
(1) The Company has concluded that the aggregate amount of perquisites and other personal benefits paid to Mr. Horowitz did not exceed the lesser of ten percent (10%) of such individual's annual salary and bonus for each fiscal year indicated or $50,000.

(2) On December 22, 2003, Mr. Horowitz became Chairman and Chief Executive Officer of the Company. CMH Capital Management Corp. ("CMH"), the sole stockholder and officer of which is Mr. Horowitz, rendered financial consulting services from June 2001 until December 2003 and was paid consulting fees of $205,398 for 2003 which is included in Mr. Horowitz's salary. Mr. Horowitz's salary for 2003 includes (i) his salary for December 2003 as Chairman and Chief Executive Officer and (ii) consulting fees received by CMH for the period January 2003 until December 2003.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

            On November 26, 2004, the Company entered into an Employment Agreement with Corey M. Horowitz pursuant to which Mr. Horowitz continued to serve as Chairman and Chief Executive Officer of the Company for a two year term at an annual base salary of $250,000 for the first year and $275,000 for the second year. Mr. Horowitz was also issued options to purchase an aggregate of 1,500,000 shares of the Company's common stock consisting of (i) a ten (10) year option to purchase 1,100,000 shares at an exercise price of $.25 per share which fully vested on the date of grant and (ii) a five year option to purchase 400,000 at an exercise price of $.68 per share which vested 50% on the date of grant and 50% one year thereafter, subject to acceleration upon a change of control. In addition, under the terms of his Employment Agreement, Mr. Horowitz shall receive bonus compensation in an amount equal to 5% of Network-1's royalties or other payments received from licensing its patents. Mr. Horowitz shall also receive bonus compensation equal to 5% of the gross proceeds from (i) the sale of any of the Company's patents or (ii) the merger of the Company with or into another corporation or entity. The aforementioned bonus compensation shall continue to be paid to Mr. Horowitz for a period of five (5) years following the term of the Employment Agreement with respect to licenses entered into by the Company with third parties during the term of the Employment Agreement, provided, that, Mr. Horowitz's employment has not been terminated by the Company "For Cause" (as defined) or terminated by Mr. Horowitz without "Good Reason" (as defined). In the event that Mr. Horowitz's employment is terminated by the Company "Other Than For Cause" (as defined) or by Mr. Horowitz for "Good Reason" (as defined), Mr. Horowitz shall be entitled to a severance of 12 months base salary.

            In connection with his Employment Agreement, Mr. Horowitz has agreed not to compete with the Company as follows: (i) during the term of the agreement and for a period of 12 months thereafter if his employment is terminated other than for cause (as defined) provided he is paid his 12 month base salary severance amount and (ii) for a period of two years from the termination date, if terminated "For Cause" or "Without Good Reason." In accordance with his employment agreement, Mr. Horowitz also has certain anti-dilution rights which provide that if at any time during the period ended December 31, 2005, in the event that the Company completes an offering of its common stock or any securities convertible or exercisable into common stock, Mr. Horowitz shall receive from the Company, at the same price as the securities issued in the financing, such number of additional options to purchase Common Stock so that he maintains the same derivative ownership percentage (20.11%) of the Company based upon options and warrants owned by Mr. Horowitz and exclusive of his ownership of shares of Common Stock as he owned as of the time of execution of his employment agreement (November 2004).

            On January 22, 2004, the Company entered into an agreement with David C. Kahn pursuant to which he agreed to serve as Chief Financial Officer of the Company for the year ending December 31, 2004 on a consulting basis, in consideration for annual compensation of $54,000. In addition, Mr. Kahn was also granted a ten-year option to purchase 50,000 shares of Common Stock, at an exercise price of $.35 per share, of which 20,000 shares vested on the date of grant and the balance vested on an equal monthly basis through December 31, 2004. Mr. Kahn continues to currently serve as Chief Financial Officer of the Company.

DIRECTOR COMPENSATION

            The Company has compensated each director, who is not an employee of the Company, by granting to each outside director (upon joining the Board) stock options to purchase 50,000 shares of Common Stock, at an exercise price equal to the closing price of the Common Stock on the date of grant, with the options vesting over a one year period in equal quarterly amounts. In addition, each non-employee director receives an option grant to purchase 7,500 shares of Common Stock for each year of service after the first year as a member of the Board of Directors. Such options vest over a one year period in equal quarterly amounts. In addition to the aforementioned option grants, directors may be granted additional options at the discretion of the Board of Directors and the Compensation Committee.

OPTION GRANTS IN 2004

            The following stock options were granted to the Named Executive Officers during the year ended December 31, 2004:

                         NUMBER OF        % OF TOTAL
                           SHARES      OPTIONS GRANTED   EXERCISE
                         UNDERLYING      TO EMPLOYEES    PRICE PER   EXPIRATION
                      OPTIONS GRANTED     IN 2004(1)     SHARE (2)      DATE
                      ---------------     ----------     ---------      ----

Corey M. Horowitz       1,100,000(2)         73.3%          $.25     11/26/2014
                          400,000(2)         26.7%          $.68     11/26/2009

-------------------
(1) The number of options granted to employees during the year ended December 31, 2004 used to compute this percentage is based on 400,000 incentive stock options and 1,100,000 non-qualified stock options.

(2) All options were granted at an exercise price equal to the fair market value of the Company's Common Stock at the date of grant, as determined by the Board of Directors except for the grant to Corey M. Horowitz of options to purchase 1,100,000 shares of Common Stock at an exercise price of $.25 per share (at a time when the fair market value was $.62 per share).

            FISCAL YEAR-END OPTION VALUES

            No options were exercised by the Named Executive Officers during the year ended December 31, 2004. The following table sets forth information relating to the fiscal year-end value of unexercised options held by the Named Executive Officers on an aggregated basis:

                     Number of Securities Underlying    Value of Unexercised
                           Unexercised Options          In-the-Money Options
                              at 12/31/2004           at Fiscal Year-End ($)(1)
                      ---------------------------    ---------------------------
        Name          Exercisable   Unexercisable    Exercisable   Unexercisable
        ----          -----------   -------------    -----------   -------------
Corey M. Horowitz(2)   3,677,720       860,625        $1,972,839      $632,500

-------------------
(1) Options are "in-the-money" if the market price of the Common Stock on December 30, 2004 ($1.08) exceeds the exercise price of such options. The value of such options is calculated by determining the difference between the aggregate market price of the Common Stock underlying the options on December 30, 2004 (last trading day of the year) and the aggregate exercise price of such options.

(2)  Includes (i) warrants to purchase 85,220 shares held by Mr. Horowitz and
     (ii) warrants to purchase 300,000 shares of Common Stock held by CMH Capital Management Corp., an entity in which Mr. Horowitz is the sole owner and officer.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

            The following table sets forth information regarding the beneficial ownership of the Company's shares of Common Stock as of March 31, 2005 (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director and nominee, (iii) each of the executive officers of the Company, and (iv) all executive officers and directors of the Company as a group.

     NAME AND ADDRESS(1) OF            NUMBER OF SHARES    PERCENTAGE OF SHARES
        BENEFICIAL OWNER              BENEFICIALLY OWNED   BENEFICIALLY OWNED(2)
        ----------------              ------------------   ---------------------

Corey M. Horowitz(3)                       8,334,281               36.9%
CMH Capital Management Corp. (4)           4,167,800               21.9%
Barry Rubenstein(5)                        3,792,915               21.3%
Irwin Lieber (6)                           2,098,002               11.8%
Barry Fingerhut (7)                        2,008,598               11.3%
Emigrant Capital Corporation (8)           1,312,500                7.2%
   Paul Milstein Revocable 1998 Trust
   New York Private Bank &
     Trust Corporation
   Emigrant Bancorp. Inc.
   Emigrant Savings Bank
Wheatley Partners II, L.P. (9)             1,280,207                7.2%
First New York Securities L.L.C.(10)       1,206,800                6.8%
Singer Food Management, LLC(11)            1,063,480                5.9%
Robert Graifman(12)                          279,700                1.6%
Harry B. Schessel (13)                       125,000                 *
David C. Kahn (14)                            50,000                 *
Robert Pons(15)                               50,000                 *
All officers and directors as a group      8,838,981                39.2%
 (5 Persons)
------------------------

     * Less than 1%.

(1) Except as otherwise indicated, the address for each beneficial owner is c/o Network-1 Security Solutions, Inc., 445 Park Avenue, Suite 1028, New York, New York 10022.

(2) Unless otherwise indicated, the Company believes that all persons named in the above table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities held by such person (but not those held by any other person) and which are exercisable or convertible within 60 days have been exercised and converted. Assumes a base of 17,697,572 shares of Common Stock outstanding.

(3) Includes (i) 475,053 shares of Common Stock held by Mr. Horowitz, (ii) 3,502,697 shares of Common Stock subject to currently exercisable stock options held by Mr.

     Horowitz, (iii) 2,867,800 shares of Common Stock held by CMH Capital Management Corp. ("CMH"), an entity solely owned by Mr. Horowitz, (iv) 550,000 shares of Common Stock subject to currently exercisable warrants held by CMH, (v) 750,000 shares of Common Stock subject to currently exercisable options held by CMH, (vi) 85,220 shares of Common Stock subject to currently exercisable warrants held by Mr. Horowitz, (vii) 78,720 shares of Common Stock owned by Donna Slavitt, the wife of Mr. Horowitz, (viii) 22,500 shares of Common Stock held by two trusts and a custodian account for the benefit of Mr. Horowitz's three children and (ix) 2,291 shares of Common Stock held by Horowitz Partners, a general partnership of which Mr. Horowitz is a partner. Does not include options to purchase 610,625 shares of Common Stock which are not currently exercisable. The address of CMH Capital Management Corp. is 445 Park Avenue, New York, New York 10022.

(4) Includes (i) 2,867,800 shares of Common Stock, (ii) 550,000 shares of Common Stock subject to currently exercisable warrants and (iii) 750,000 shares of Common Stock subject to currently exercisable stock options.

(5) Includes (i) 1,280,207 shares of Common Stock held by Wheatley Partners II, L.P., (ii) 194,280 shares of Common Stock held by Wheatley Partners, L.P.,
     (iii) 16,868 shares of Common Stock held by Wheatley Foreign Partners, L.P., (iv) 150,012 shares of Common Stock held by Mr. Rubenstein, (v) 47,500 shares of common stock subject to currently exercisable stock options held by Mr. Rubenstein, (vi) 49,664 shares of Common Stock subject to currently exercisable warrants held by Mr. Rubenstein, (vii) 829,226, 619,983, 309,316, 294,810 and 1,049 shares of Common Stock held by Woodland Venture Fund, Seneca Ventures, Woodland Partners, Brookwood Partners, L.P. and Marilyn Rubenstein, respectively. Does not include options to purchase 11,875 shares of Common Stock held by Mr. Rubenstein which are not currently exercisable. The aforementioned beneficial ownership by Mr. Rubenstein is based upon Amendment No. 6 to Schedule 13D jointly filed by Mr. Rubenstein and related parties with the Securities and Exchange Commission on January 3, 2005 and Form 4s filed by Mr. Rubenstein with the Securities and Exchange Commission on December 21, 2004 and February 17, 2005. Barry Rubenstein is a general partner of Wheatley Partners II, L.P. and a member of the general partner of each of Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P. Barry Rubenstein and Woodland Services Corp. are the general partners of Woodland Venture Fund and Seneca Ventures. Barry Rubenstein is the President and sole director of Woodland Services Corp. Marilyn Rubenstein is the wife of Barry Rubenstein. Mr. Rubenstein disclaims beneficial ownership of the shares of Common Stock held by Wheatley Partners II, L.P., Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P., except to the extent of his equity interest therein. The address of Barry Rubenstein is 68 Wheatley Road, Brookville, New York 11545. The address of Wheatley Partners II, L.P. and Wheatley Partners, L.P. is 60 Cuttermill Road, Great Neck, New York 11021. The address of Wheatley Foreign Partners, L.P. is c/o Fiduciary Trust, One Capital Place, Snedden Road, P.O. Box 162, Grand Cayman, British West Indies. The address for Woodland Venture Fund, Seneca Ventures, Brookwood Partners, L.P. and Woodland Partners is c/o Barry Rubenstein, 68 Wheatley Road, Brookville, New York 11545.

(6) Includes (i) 1,280,207 shares of Common Stock held by Wheatley Partners II, L.P., (ii) 194,280 shares of Common Stock held by Wheatley Partners, L.P.,
     (iii) 16,868 shares of Common Stock held by Wheatley Foreign Partners, L.P., (iv) 509,483 shares of Common Stock owned by Mr. Lieber, (v) 47,500 shares of Common Stock subject to currently exercisable stock options owned by Mr. Lieber, and (vi) 49,664 shares of Common Stock subject to currently exercisable warrants owned by Mr. Lieber. Does not include options to purchase 11,875 shares of Common Stock owned by Mr. Lieber which are not currently exercisable. The aforementioned beneficial ownership by Mr. Lieber is based upon Amendment No. 6 to Schedule 13D jointly filed by Mr. Lieber and related parties with Securities and Exchange Commission on January 3, 2005 and Form 4s filed with the Securities and Exchange Commission on December 21, 2004 and February 17, 2005. Mr. Lieber disclaims beneficial ownership of the shares of Common Stock held by Wheatley Partners II, L.P., Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P., except to the extent of his equity interest therein. The address of Irwin Lieber is c/o Wheatley Partners, II, L.P., 80 Cuttermill Road, Great Neck, New York 11021.

(7) Includes (i) 1,280,207 shares of Common Stock held by Wheatley Partners, II, L.P., (ii) 194,280 shares of Common Stock held by Wheatley Partners, L.P., (iii) 16,868 shares of Common Stock held by Wheatley Foreign Partners, L.P., and (iv) 517,243 shares of Common Stock owned by Mr. Fingerhut. Mr. Fingerhut disclaims beneficial ownership of the shares of Common Stock held by Wheatley Partners II, L.P., Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P., except to the extent of his equity interest therein. The address of Barry Fingerhut is c/o Wheatley Partner, II, L.P., 80 Cuttermill Road, Great Neck, New York 11021.

(8) Includes (i) 750,000 shares of Common Stock and (ii) 562,500 shares of Common Stock subject to currently exercisable warrants held by Emigrant Capital Corporation ("Emigrant Capital"). Emigrant Capital is a wholly owned subsidiary of Emigrant Savings Bank ("ESB"), which is a wholly-owned subsidiary of Emigrant Bancorp, Inc ("EBI"). EBI is a wholly-owned subsidiary of New York Private Bank & Trust Corporation ("NYPBTC"). The Paul Milstein Revocable 1998 Trust (the "Trust") owns 100% of the voting stock of NYPBTC. ESB, EBI, NYPBTC and the Trust each may be deemed to be the beneficial owner of the shares of Common Stock and warrants held by Emigrant Capital. The aforementioned is based upon a Schedule 13G/A filed jointly by Emigrant Capital, ESB, EBI, NYPBTC, the Trust and others with the Securities and Exchange Commission on January 12, 2005. The principal business address of Emigrant Capital, ESB, EBI, NYPBTC and the Trust is 6 East 43rd Street, New York, New York 10017.

(9) Includes 1,280,207 shares of Common Stock. Does not include (i) 2,415,544, 720,631, 728,391, 139,393 and 140,945 shares of Common Stock beneficially owned by Barry Rubenstein, Irwin Lieber, Barry Fingerhut, Jonathan Lieber and Seth Lieber, respectively, each of whom is a general partner of Wheatley Partners II, L.P. and (ii) an aggregate of 194,328 shares of Common Stock subject to currently exercisable warrants and options owned by Barry Rubenstein (97,164 shares) and Irwin Lieber (97,164 shares). Each of Messrs. Rubenstein, I. Lieber, Fingerhut, J. Lieber and S. Lieber disclaims beneficial ownership of the securities held by Wheatley Partners II, L.P., except to the extent of their equity interest therein. Jonathan Lieber and Seth Lieber each beneficially own less than 1% of the outstanding Common Stock of the Company exclusive of shares beneficially owned by Wheatley Partners II, L.P., Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P. and as such have not been included in the beneficial ownership table. Wheatley Partners II, L.P.'s business address is 80 Cuttermill Road, Great Neck, New York 11021.

(10) Includes (i) 874,000 shares of Common Stock owned together by First New York Securities, LLC ("FNY") and (ii) an aggregate of 332,800 shares of Common Stock owned by Jay Goldstein (150,000 shares), Douglas Lipton and his wife (132,800 shares), and Michael Marvin (50,000 shares), all employees of FNY. The aforementioned is based upon an Amended Schedule 13G filed jointly by the parties with the SEC on March 22, 2004 and a Form 4 filed by FNY on the same date.

(11) Includes (i) 405,000 shares of Common Stock and 187,500 shares of Common Stock subject to currently exercisable warrants owned by Singer Fund, L.P.,
     (ii) 282,980 shares of Common Stock and 187,500 shares of Common Stock subject to currently exercisable warrants owned by Singer Fund, L.P., and
     (iii) 500 shares of Common Stock owned by Singer Congressional Fund, L.P. Singer Fund Management, LLC makes all investment and voting decisions on behalf of Singer Opportunity Fund, L.P., Singer Fund, L.P. and Singer Congressional Fund, L.P. The aforementioned is based on a Schedule 13G filed jointly by Singer Fund Management, LLC, Singer Opportunity Fund, L.P., Singer Fund, L.P. and Singer Congressional Fund, L.P. with the Securities and Exchange Commission on March 23, 2005. The principal business address of Singer Fund Management, LLC is 650 Fifth Avenue, New York, New York 10019.

(12) Includes (i) 154,700 shares of Common Stock, (ii) 75,000 shares subject to currently exercisable warrants and (iii) 50,000 shares subject to currently exercisable stock options issued to Mr. Graifman pursuant to the Stock Option Plan.

(13) Includes 125,000 shares of Common Stock subject to currently exercisable stock options issued to Mr. Schessel pursuant to the Stock Option Plan.

(14) Includes 50,000 shares of Common Stock subject to currently exercisable stock options issued to Mr. Kahn pursuant to the Stock Option Plan.

(15) Includes 50,000 shares subject to currently exercisable stock options issued to Mr. Pons pursuant to the Stock Option Plan.

            The Equity Compensation Plan information presented in Item 5 of this Annual Report is incorporated herein in its entirety.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            During the year ended December 31, 2003 the Company paid CMH Capital Management Corp ("CMH") a monthly fee of $17,500 in consideration for financial advisory and consulting services rendered. Corey M. Horowitz, Chairman, Chief Executive Officer, Chairman of the Board of Directors and a principal stockholder of the Company, is the sole officer, director and stockholder of CMH. In addition, in connection with such financial advisory and consulting services, CMH was reimbursed for expenses during 2003 in the amount of $41,000, including the allocable portion of rent for office space in New York City. In December 2003, the Company employed Mr. Horowitz as Chairman and Chief Executive Officer at which time CMH no longer provided financial and advisory services to the Company. At the time of commencement of his employment as Chairman and Chief Executive Officer in December 2003, the Company issued to Mr. Horowitz five (5) year options to purchase an aggregate of 1,600,000 shares of common stock (1,084,782 shares at an exercise price of .23 per share and options to purchase 515,218 shares at an exercise price of $.13 per share. In November 2004, the Company entered into a two year employment agreement with Mr. Horowitz pursuant to which he continued to serve as Chairman and Chief Executive Officer, and the Company issued additional options to Mr. Horowitz to purchase 1,500,000 shares of common stock. (See Item 10. "Executive Compensation - Employment Contracts, Termination of Employment and Change-In-Control Arrangements" at page 24 hereof.

            In October 2001, the Company entered into a ten-year License and Distribution Agreement (the "Agreement") with Falconstor Software, Inc. ("Falconstor"), an investor in the Company's private offering of securities completed in October 2001. On May 30, 2003, as part of the Company's sale of its software assets, the Company assigned its rights under the Agreement to the purchaser of such assets (See Note H[3] to the Financial Statements). Falconstore was a principal stockholder of the Company at the time of the aforementioned transactions. In addition, two of the Company's principal stockholders were also principal stockholders of Falconstor at the time of sale the Company's software assets.

            In February 2003, the Company closed its principal offices in Waltham, Massachusetts and moved its principal offices to space in New York City occupied by CMH. Network-1 pays rent on a month to month basis of $3,000 per month for its principal offices in New York City.

            On November 18, 2003, the Company entered into an agreement (the "Agreement") with Merlot Communications, Inc. ("Merlot"), a broadband communications solutions provider, pursuant to which the Company acquired six patents (the "Patent Portfolio") relating to various telecommunications and data networking technologies from Merlot for a purchase price of $100,000 and contingent future payments equal to 20% of the net income (as defined in the Agreement) of the Company from the sale or licensing of the Patents after the Company achieves $4.0 million of net income for each patent comprising the Patent Portfolio ("Future Contingent Payments"). In addition, the Agreement provided the Company with an option to terminate the Net Profit Payments, at any time between January 1, 2007 through March 31, 2007, and from January 1 through March 31 of each year thereafter, by making payments to Merlot in an amount equal to the greater of (i) two times the payment due for the twelve month period following the notice of termination or (ii) $3.0 million plus 10% for each additional year starting January 1, 2008. On January 18, 2005, the Company and Merlot entered into an amendment to the Agreement (the "Amendment") pursuant to which the Company paid $500,000 to Merlot in consideration for the restructuring of the Future Contingent Payments to Merlot from the licensing or sale of the Patent Portfolio. The Amendment provides for future contingent payments by the Company to Merlot of $1.0 million upon achievement of $25 million of Net Royalties (as defined), an additional $1.0 million upon achievement of $50 million of Net Royalties and an additional $500,000 upon achievement of $62.5 million of Net Royalties from licensing or sale of the patents acquired from Merlot. Wheatley Partners, II, L.P. and its affiliates and related parties, who are principal stockholders of the Company, owned a majority of the outstanding voting stock of Merlot at the time of the Agreement and the Amendment and Barry Rubenstein and Irwin Lieber, principal stockholders of the Company and general partners of Wheatley Parties II, L.P., were also directors of Merlot at the time of the Agreement and Amended Agreement but abstained from voting.

            On April 13, 2004, the Company as part of a recapitalization entered into an exchange agreement with each of its outstanding holders of preferred stock pursuant to which such holders exchanged an aggregate of 2,714,562 shares of Preferred Stock (231,054 shares of Series D Preferred Stock and 2,483,508 shares of Series E Preferred Stock) for an aggregate of 6,698,118 shares of Common Stock. Holders of preferred stock received 1.25 shares of Common Stock for each share of Common

Stock such holders would have received based upon the conversion rate of their Preferred Stock. The holders of preferred stock participating in the exchange included among the 27 holders, CMH (1,084,935 shares of Series E Preferred Stock), Donna Slavitt, the wife of Corey M. Horowitz (35,377 shares of Series E Preferred Stock), Barry Rubenstein, his wife and affiliated entities exclusive of Wheatley entities (471,686 shares of Series E Preferred Stock and 139,747 shares of Series D Preferred Stock), Wheatley Partners II, L.P. (94,339 shares of Series E Preferred Stock), Wheatley Partners, L.P. (86,792 shares of Series E Preferred Stock) and Wheatley Foreign Partners, L.P. (7,547 shares of Series E Preferred Stock), Irwin Lieber (165,094 shares of Series E Preferred Stock and 34,689 shares of Series D Preferred Stock) and Barry Fingerhut (165,094 shares of Series D Preferred Stock and 34,689 shares of Series D Preferred Stock).

            On December 21, 2004, the Company extended the exercise period for outstanding warrants to purchase 1,352,152 shares of Common Stock (the "1999 Warrants") for an additional period of one year or until December 22, 2005. The 1999 Warrants were originally issued as part of a private offering completed by the Company in December 1999. Corey M. Horowitz owns warrants to purchase 85,220 shares as part of the 1999 Warrants.

            On December 21, 2004 and January 13, 2005, the Company completed a private offering of an aggregate of 2,658,000 shares of common stock and three year warrants to purchase 1,563,750 shares of common stock for an aggregate purchase price of $2,685,000 paid by investors (the "Private Offering"). As part of the Private Offering, the Company agreed to file a registration statement on or before June 21, 2005 to register for resale the Common Stock (including the shares issuable upon exercise of the warrants). Investors in the Private Offering included Robert Graifman (100,000 shares of Common Stock and warrants to purchase 75,000 shares of Common Stock), a director of the Company. As a result of completion of the Private Offering, in accordance with the anti-dilution provisions of the Employment Agreement, dated November 26, 2004, between Corey M. Horowitz and the Company, in March 2005, Mr. Horowitz was issued a seven year option to purchase 960,197 shares of Common Stock at an exercise price of $1.18 per share.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

(a) Exhibits

10.2 Patents Purchase, Assignment and License Agreement, dated November 18, 2003, between the Company and Merlot Communications, Inc. Previously filed as Exhibit 10.10 to the Company's Current Report on Form 8-K filed December 3, 2003 and incorporated herein by reference.

10.3 Letter Agreement, dated December 21, 2003, between the Company and Corey M. Horowitz, including exhibits. Previously filed as Exhibit
          10.3 to the Company's Annual Report on Form 10-KSB filed April 14, 2004 and incorporated herein by reference.

10.4 Letter Agreement dated January 22, 2004, between the Company and David Kahn. Previously filed as Exhibit 10.4 to the Company's Annual

          Report on Form 10-KSB filed April 14, 2004 and incorporated herein by reference.

10.5 Exchange Agreement, dated April 13, 2004, between the Company and its Preferred Stockholders. Previously filed as Exhibit 10.5 to the Company's Annual Report on Form 10-KSB filed April 14, 2004 and incorporated herein by reference.

10.6 Employment Agreement, dated November 26, 2004, between the Registrant and Corey M. Horowitz. Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 1, 2004 and incorporated herein by reference.

10.7 Master Services Agreement, dated November 30, 2004, between the Registrant and ThinkFire Services USA, Ltd. Previously filed as
          Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 2, 2004 and incorporated herein by reference.

10.8 Securities Purchase Agreement, dated December 21, 2004, between Registrant and the investors. Previously, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 28, 2004 and incorporated herein by reference.

10.9 Securities Purchase Agreement, dated January 13, 2005, between the Company and the investors. Previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 20, 2005 and incorporated herein by reference.

10.10 Amendment to Patents Purchase, Assignment and License Agreement, dated January 18, 2005, between the Company and Merlot Communications, Inc. Previously filed January 24, 2005 as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 18, 2005 and incorporated herein by reference.

14 Code of Ethics. Previously filed as Exhibit 14 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 14, 2004 and incorporated herein by reference.

23.1*     Consent of Eisner LLP, Independent Registered Public Accounting Firm.

31.1* Controls and Procedure Certification of Chief Executive Officer and Chief Financial Officer dated as of April 14, 2005.

32.1* Certification of Chief Executive Officer and Chief Financial Officer dated April 14, 2005.
---------------------
*  Filed herewith.


(b) Reports on Form 8-K

            The following Current Reports on Form 8-K were filed by the Company during the quarter ended December 31, 2004:

(i) On December 1, 2004, the Company filed a Current Report on Form 8-K with respect to its employment agreement with Corey M. Horowitz, Chairman and Chief Executive Officer.

(ii) On December 2, 2004, the Company filed a Current Report on Form 8-K with respect to its Master Services Agreement with ThinkFire Services USA, Ltd.; and

(iii) On December 28, 2004, the Company filed a Current Report on Form 8-K with respect to its Securities Purchase Agreement relating to its private offering of securities completed on December 21, 2004.



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

            Eisner LLP billed the Company aggregate fees of $81,361 and $88,000 for the year ended December 31, 2004 and December 31, 2003, respectively, for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB's and for other services in connection with statutory or regulatory filings. Before Eisner LLP was engaged to render audit services for the Company, the engagement was pre-approved by the Company's Audit Committee.

AUDIT RELATED FEES, TAX FEES AND ALL OTHER FEES

            Eisner LLP did not render any other professional service other than those discussed above for the year ended December 31, 2004 or December 31, 2003.

                                   SIGNATURES

            In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 14th day of April 2005.



                                        NETWORK-1 SECURITY SOLUTIONS, INC.


                                        By  /s/ Corey M. Horowitz
                                            ---------------------------
                                            Corey M. Horowitz
                                            Chairman and Chief Executive Officer

            In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the following persons in the capacities and on the dates indicated:


NAME                     TITLE                                    DATE
----                     -----                                    ----

/s/ Corey M. Horowitz    Chairman and Chief Executive Officer,    April 14, 2005
---------------------    Chairman of the Board ofDirectors
Corey M. Horowitz        (principal executive officer)


/s/ David Kahn           Chief Financial Officer                  April 14, 2005
---------------------
David Kahn


/s/ Harry Schessel       Director                                 April 14, 2005
---------------------
Harry Schessel


/s/ Robert Graifman      Director                                 April 14, 2005
---------------------
Robert Graifman


/s/ Robert Pons          Director                                 April 14, 2005
---------------------
Robert Pons

================================================================================















                       NETWORK-1 SECURITY SOLUTIONS, INC.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003
















================================================================================

NETWORK-1 SECURITY SOLUTIONS, INC.






CONTENTS


                                                                                        PAGE
                                                                                        ----
INDEX TO FINANCIAL STATEMENTS


   Report of independent registered public accounting firm ............................  F-1

   Balance sheets as of December 31, 2004 and 2003 ....................................  F-2

   Statements of operations for the years ended December 31, 2004 and 2003 ............  F-3

   Statements of stockholders' equity for the years ended December 31, 2004 and 2003 ..  F-4

   Statements of cash flows for the years ended December 31, 2004 and 2003 ............  F-5

   Notes to financial statements ......................................................  F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Network-1 Security Solutions, Inc.



We have audited the accompanying balance sheets of Network-1 Security Solutions, Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Network-1 Security Solutions, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.



Eisner LLP

New York, New York
February 22, 2005

NETWORK-1 SECURITY SOLUTIONS, INC.


BALANCE SHEETS

                                                                                           DECEMBER 31,
                                                                                   ----------------------------
                                                                                       2004            2003
                                                                                   ------------    ------------
ASSETS

Current assets:
   Cash and cash equivalents                                                       $  2,177,000    $    984,000
   Prepaid expenses and other current assets                                            100,000          86,000
                                                                                   ------------    ------------

        Total current assets                                                          2,277,000       1,070,000

Patents                                                                                  92,000          99,000
                                                                                   ------------    ------------

                                                                                   $  2,369,000    $  1,169,000
                                                                                   ============    ============

LIABILITIES

Current liabilities:
   Accounts payable                                                                $    437,000    $     78,000
   Accrued expenses and other current liabilities                                       505,000         520,000
                                                                                   ------------    ------------

        Total current liabilities                                                       942,000         598,000
                                                                                   ------------    ------------

Liability to be settled with equity instrument                                          294,000          54,000
                                                                                   ------------    ------------

Commitments and contingencies (Note E)

STOCKHOLDERS' EQUITY
Preferred stock - $.01 par value; 10,000,000 shares authorized;
   Series D - convertible, voting, authorized 1,250,000 shares; 0 and 231,054 shares issued and outstanding at December 31, 2004 and 2003, respectively;
      liquidation preference of $705,000 at December 31, 2003                                             2,000
   Series E - convertible, authorized 3,500,000 shares; 0 and 2,483,508 shares issued and outstanding at December 31, 2004 and 2003, respectively;
      liquidation preference of $5,265,000 at December 31, 2003                                          25,000
Common stock - $.01 par value; authorized 50,000,000 shares; 17,097,572 and 8,314,458 shares issued and outstanding at December 31, 2004 and
   2003, respectively                                                                   171,000          83,000
Additional paid-in capital                                                           43,951,000      41,443,000
Accumulated deficit                                                                 (42,989,000)    (41,036,000)
                                                                                   ------------    ------------

                                                                                      1,133,000         517,000
                                                                                   ------------    ------------

                                                                                   $  2,369,000    $  1,169,000
                                                                                   ============    ============


SEE NOTES TO FINANCIAL STATEMENTS                                            F-2

NETWORK-1 SECURITY SOLUTIONS, INC.


STATEMENTS OF OPERATIONS

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                   ----------------------------
                                                                                       2004            2003
                                                                                   ------------    ------------
Revenues:
   Licenses                                                                                        $    130,000
   Services                                                                                              88,000
                                                                                                   ------------

        Total revenues                                                                                  218,000
                                                                                                   ------------

Cost of revenues:
   Cost of services                                                                                      51,000
                                                                                                   ------------

        Total cost of revenues                                                                           51,000
                                                                                                   ------------

Gross profit                                                                                            167,000

Operating expenses:
   General and administrative                                                      $  1,956,000       1,208,000
                                                                                   ------------    ------------

Loss before interest income and gain on sale of assets                               (1,956,000)     (1,041,000)
Interest income                                                                           3,000          12,000
Gain on sale of assets                                                                                  415,000
                                                                                   ------------    ------------

NET LOSS                                                                             (1,953,000)       (614,000)
Deemed dividend on extension of warrants to preferred stockholders                   (1,179,000)
                                                                                   ------------    ------------


Net loss attributable to common stockholders                                       $ (3,132,000)   $   (614,000)
                                                                                   ============    ============

LOSS PER COMMON SHARE - BASIC AND DILUTED                                          $      (0.24)   $      (0.07)
                                                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                 13,184,551       8,314,458
                                                                                   ============    ============


SEE NOTES TO FINANCIAL STATEMENTS                                            F-3

NETWORK-1 SECURITY SOLUTIONS, INC.


STATEMENTS OF STOCKHOLDERS' EQUITY

                      SERIES D CONVERTIBLE   SERIES E CONVERTIBLE
                         PREFERRED STOCK       PREFERRED STOCK          COMMON STOCK        ADDITIONAL
                       ------------------   ---------------------   ---------------------     PAID-IN     ACCUMULATED
                        SHARES     AMOUNT     SHARES      AMOUNT      SHARES      AMOUNT      CAPITAL       DEFICIT        TOTAL
                       --------   -------   ----------   --------   ----------   --------   -----------   ------------   ----------
BALANCE -
DECEMBER 31, 2002       231,054   $ 2,000    2,483,508   $ 25,000    8,314,458   $ 83,000   $41,397,000   $(40,422,000)  $1,085,000
Issuance of stock
  options to
  consultants                                                                                     5,000                       5,000
Issuance of options
  for compensation
  to an employee
  director                                                                                       41,000                      41,000
Net loss                                                                                                      (614,000)    (614,000)
                       --------   -------   ----------   --------   ----------   --------   -----------   ------------   ----------

BALANCE -
DECEMBER 31, 2003       231,054     2,000    2,483,508     25,000    8,314,458     83,000    41,443,000    (41,036,000)     517,000
Conversion of Series
  D and E preferred
  stock into common
  stock                (231,054)   (2,000)  (2,483,508)   (25,000)   6,698,114     67,000       (40,000)                          0
Issuance of stock
  options to
  consultants                                                                                    51,000                      51,000
Sale of common stock                                                 2,085,000     21,000     2,014,000                   2,035,000
Issuance of options
  for services                                                                                   61,000                      61,000
Issuance of options
  to an employee
  director                                                                                      422,000                     422,000
Extension of warrants
  issued to preferred
  stockholders
Net loss                                                                                                    (1,953,000)  (1,953,000)
                       --------   -------   ----------   --------   ----------   --------   -----------   ------------   ----------
BALANCE -
DECEMBER 31, 2004             0   $     0            0   $      0   17,097,572   $171,000   $43,951,000   $(42,989,000)  $1,133,000
                       ========   =======   ==========   ========   ==========   ========   ===========   ============   ==========

SEE NOTES TO FINANCIAL STATEMENTS                                            F-4

NETWORK-1 SECURITY SOLUTIONS, INC.


STATEMENTS OF CASH FLOWS

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                   ----------------------------
                                                                                       2004            2003
                                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        $ (1,953,000)   $   (614,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Issuance of options to an employee director                                       422,000          41,000
      Valuation adjustment for outstanding stock options                                291,000           4,000
      Issuance of options for services                                                   61,000
      Gain on sale of assets                                                                           (415,000)
      Depreciation and amortization                                                       7,000          23,000
      Changes in:
        Accounts receivable                                                                               6,000
        Prepaid expenses and other current assets                                       (14,000)         10,000
        Security deposits                                                                                 8,000
        Accounts payable, accrued expenses and other current liabilities                344,000        (205,000)
        Deferred revenue                                                                               (218,000)
                                                                                   ------------    ------------

           Net cash used in operating activities                                       (842,000)     (1,360,000)
                                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of patents                                                                              (100,000)
   Proceeds from sale of assets                                                                         415,000
                                                                                   ------------    ------------

           Net cash provided by investing activities                                                    315,000
                                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock                                                 2,085,000
   Expenses in connection with issuance of common stock                                 (50,000)
                                                                                   ------------    ------------

           Net cash provided by financing activities                                  2,035,000
                                                                                   ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  1,193,000      (1,045,000)
Cash and cash equivalents - beginning of year                                           984,000       2,029,000
                                                                                   ------------    ------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                            $  2,177,000    $    984,000
                                                                                   ============    ============


NON-CASH TRANSACTIONS:
   Non-employee compensation paid with stock options                               $     51,000    $      5,000


SEE NOTES TO FINANCIAL STATEMENTS                                            F-5

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003


NOTE A - THE COMPANY

[1] Network-1 Security Solutions, Inc. (the "Company") is engaged in the acquisition, licensing and protection of its intellectual property and proprietary technologies. The Company owns six patents covering various telecommunications and data networking technologies (the "Patent Portfolio"). As part of its new business strategy following the acquisition of the Patent Portfolio in November 2003, the Company offers licenses to third parties for the technologies covered by its patents. In February 2004, the Company initiated its licensing efforts relating to its Patent Portfolio. As of December 31, 2004, the Company has not entered into any licensing arrangements with respect to its Patent Portfolio.

       Prior to the acquisition of the Patent Portfolio, the Company's business consisted of development, marketing, and licensing of network security software products designed to provide comprehensive security to computer networks. The Company also provided support, maintenance and training services related to its software products. In December 2002, the Company discontinued its software product line and associated operations, ceased its product development and eliminated its sales and marketing efforts and during May 2003, sold substantially all of its intellectual property related to its security software.

[2] As reflected in the accompanying financial statements, the Company has incurred substantial losses and has experienced net cash outflows from operations. In 2004, the Company had no revenue from operations. The Company will continue to have operating losses for the foreseeable future until it is successful in licensing its patented technology. The Company is dependent upon debt and equity financing until it generates cash flows from operations. As discussed in Note D[2], the Company completed the first closing of a private placement of its securities in December 2004. As a result of such private placement, the Company has cash and cash equivalents of $2,177,000 as of December 31, 2004.

       Also, as discussed in Note L[1], in January 2005 the Company completed a second closing of the private placement of its equity securities and received a gross proceeds of $600,000. If necessary, the Company will take further action which it believes is required to sustain its operations for the next twelve months.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]    CASH EQUIVALENTS:

       The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

[2]    REVENUE RECOGNITION:

       License revenue is recognized upon delivery of software or delivery of a required software key. License revenue from distributors or resellers is recognized as the distributor or reseller delivers software or the required software key to end users or original equipment manufacturers. Service revenues consist of maintenance and training services. Annual renewable maintenance fees are a separate component of each contract, and are recognized ratably over the contract term. Revenue from advance license fees are deferred until they are earned pursuant to agreements.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003


NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[3]    PATENTS:

       The Company owns a Patent Portfolio that relates to various telecommunications and data networking technologies. The Company capitalizes the costs associated with acquisition, registration and maintenance of the patents and amortizes these assets over their remaining useful lives on a straight-line basis. Any further payments made to maintain or develop the patents would be capitalized and amortized over the balance of the useful life of the patents.

[4]    IMPAIRMENT OF LONG-LIVED ASSETS:

       In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. Accordingly, the Company records impairment losses on long-lived assets used in operations or expected to be disposed of when indicators of impairment exist and the undiscounted cash flows expected to be derived from those assets are less than carrying amounts of those assets. During the years ended December 31, 2004 and 2003, there was no impairment to its patents.

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

[6]    LOSS PER SHARE:

       Basic loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the year. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. Potential common shares of 10,111,299 and 11,495,493 at December 31, 2004 and 2003, respectively, are not included in the calculation of diluted loss per share because its effect will be anti-dilutive. Such potential common shares are options, warrants, convertible preferred stock and convertible notes.

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

[8]    FINANCIAL INSTRUMENTS:

       The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003


NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[9]    STOCK-BASED COMPENSATION:

       The Company accounts for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation;" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which was released in December 2002 as an amendment of SFAS No. 123. The following table illustrates the effect on net loss and loss per share if the fair value-based method had been applied to all awards:

                                                             YEAR ENDED DECEMBER 31,
                                                           ----------------------------
                                                               2004            2003
                                                           ------------    ------------
       Reported net loss attributable to common
          stockholders                                     $ (3,132,000)   $   (614,000)
       Stock-based employee compensation expense
          included in reported net loss                         422,000          41,000
       Stock-based employee compensation determined
          under the fair value-based method                  (1,744,000)       (203,000)
                                                           ------------    ------------

       Pro forma net loss                                  $ (4,454,000)   $   (776,000)
                                                           ============    ============
       Loss per common share (basic and diluted):
          As reported                                      $      (0.24)   $      (0.07)
                                                           ============    ============

          Pro forma                                        $      (0.34)   $      (0.09)
                                                           ============    ============

       The fair value of options on the date of grant is estimated using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

                                                 YEAR ENDED DECEMBER 31,
                                           ----------------------------------
                                               2004                  2003
                                           ------------          ------------
       Risk-free interest rates             2.67 - 3.62%          2.74 - 5.07%
       Expected option life in years            3.00                  3.00
       Expected stock price volatility    111.88 - 231.34%      113.75 - 229.03%
       Expected dividend yield                  0.00%                 0.00%


       The weighted average fair value on the option grant date during the years ended December 31, 2004 and 2003 were $0.37 and $0.19 per option, respectively.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[10]   RECENTLY ISSUED ACCOUNTING STANDARDS:

       In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires all share-based payments to employees be recognized in the financial statements based on their fair values on the date of grant. The Company currently uses the intrinsic value method to measure compensation expense for stock-based awards which requires a pro forma net income and earnings per share presentation as if the Company had used a fair-value based method provided by SFAS 123 to measure stock-based compensation. The Company is required to adopt SFAS 123R in the first quarter of 2006. The Company is evaluating the requirements of SFAS 123R and expects that any future issuance of options could upon its adoption have a material impact on the Company's results of operations and earnings (loss) per share.

       In November of 2004, the FASB issued SFAS No. 151, "Inventory Costs," which amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt the provision of SFAS No. 151 in the third quarter of 2006. The Company does not expect SFAS 151 to have a material impact on its results of operations or financial condition.

       In December of 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29 ("SFAS 153"). SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company does not expect that the adoption of SFAS 153 will have a material impact on the Company's results of operations or financial condition.

       Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46) was originally issued in January 2003 and was subsequently revised in December 2003. FIN No. 46 attempts to clarify the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company does not believe that it has any involvement with variable interest entities that are required to be consolidated under FIN No. 46.

NOTE C - PATENTS

In November 2003, the Company acquired a portfolio of telecommunications and data networking patents (six patents) from Merlot Communications, Inc. (the "Seller") in which certain principal stockholders of the Company owned a majority of the Seller's voting stock at the time of the transaction. The purchase price for the Patent Portfolio was $100,000, paid in cash. The cash price paid has been capitalized and is being amortized over the remaining useful life of each patent. In addition, the Company has granted the Seller a nonexclusive, royalty free, perpetual license for the term of each patent to use the patents for the development, manufacture or sale of its own branded products to end users. The Company had agreed to pay the Seller 20% of the net income, as defined, after the first $4,000,000 of net income realized by the Company on a per patent basis from the sale or

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003


NOTE C - PATENTS (CONTINUED)

licensing of the patents. The Company also has an option to terminate these payments for each of the patents, commencing January 1, 2007 through March 31, 2007, and for each January 1 through March 31 period thereafter, by paying the greater of: (i) two times the payment due for the 12 months immediately following the notice of termination for each patent; or (ii) $3 million plus an extra 10% for each additional year starting the fourth year after the closing of the patent agreement for each patent. In January 2005, this agreement was amended (see Note L[2]).

For the years ended December 31, 2004 and 2003, the Company has not derived any income from sale or licensing of these patents.

       Balance - January 1, 2003
          Additions                                        $    100,000
          Amortization                                           (1,000)
                                                           ------------
       Balance - December 31, 2003                               99,000
          Amortization                                           (7,000)
                                                           ------------
       Balance - December 31, 2004                         $     92,000
                                                           ============


NOTE D - STOCKHOLDERS' EQUITY

[1]    PREFERRED STOCK:

       In April 2004, the Company entered into an exchange agreement with the holders of all of the Company's outstanding shares of Series E ("Series E") and Series D ("Series D") convertible preferred stock to exchange 2,483,508 shares of Series E for 6,208,770 shares of common stock and 231,054 shares of Series D for 489,348 shares of common stock. As an inducement for agreeing to such conversion, the holders of the Series E and Series D received 1.25 times the number of shares of common stock that each preferred stockholder would have otherwise received upon conversion. The holders of preferred stock participating in the exchange included, among others, CMH Capital Management Corp. ("CMH") (1,084,935 of Series E shares), the wife of Corey M. Horowitz, CEO of the Company (35,377 of Series E shares) and other principal stockholders of the Company (990,552 of Series E shares and 209,125 of Series D shares). Upon closing of the exchange agreement, there were no outstanding shares of preferred stock. Corey M. Horowitz, Chairman and Chief Executive Officer and a principal stockholder of the Company, is the sole owner and officer of CMH.

[2]    PRIVATE PLACEMENT:

       On December 21, 2004, the Company completed a private placement of 2,085,000 shares of common stock and three-year warrants to purchase 1,563,750 shares of common stock (warrants to purchase 1,042,500 shares of common stock at an exercise price of $1.25 and warrants to purchase 521,250 shares of common stock at an exercise price of $1.75) for an aggregate purchase price of $2,035,000, net of $50,000 issuance costs. The Company issued to a finder, warrants to purchase 50,000 shares of common stock at an exercise price of $1.00 expiring in December 2009. As part of the private placement, the Company agreed to file a registration statement on or before June 21, 2005, to register the common stock and the shares issuable upon exercise of the warrants.

       In connection with the private placement and anti-dilutive provisions for the warrants previously issued to Falconstor, the Company issued warrants to purchase 128,713 additional shares of common stock at an exercise price of $1.01 expiring in October 2006 (see Note H[3]). The associated expense of $147,000, as an imputed dividend, is based on the fair value of these warrants using the Black-Scholes model utilizing the risk-free interest rate of 3.01%, life of 2 years, volatility of 270% and dividend yield of 0% and is included in the accompanying statement of operations for the year ended December 31, 2004.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003


NOTE D - STOCKHOLDERS' EQUITY  (CONTINUED)

[3]    STOCK OPTIONS:

       During 1996, the Board of Directors and stockholders approved the adoption of the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan, as amended, provides for the granting of both incentive and non-qualified options to purchase common stock of the Company. A total of 4,000,000 shares are provided for under the 1996 Plan.

       The term of options granted under the 1996 Plan may not exceed ten years (five years in the case of an incentive stock option granted to an employee/director owning more than 10% of the voting stock of the Company) ("10% stockholder"). The option price for incentive stock options cannot be less than 100% of the fair market value of the shares of common stock at the time the option is granted (110% for a 10% stockholder). Option terms and vesting periods are set by the Compensation Committee in its discretion.

       The following table summarizes stock option activity for the years ended December 31:

                                                         2004                                2003
                                           ------------------------------      ------------------------------
                                                                 WEIGHTED                            WEIGHTED
                                                                 AVERAGE                             AVERAGE
                                             OPTIONS             EXERCISE        OPTIONS             EXERCISE
                                           OUTSTANDING            PRICE        OUTSTANDING            PRICE
                                           -----------           --------      -----------           --------
       Options outstanding at beginning
          of year                            3,272,370           $   0.99        3,154,498           $   2.25
       Granted                               2,365,628(c)(d)         0.62        1,860,000 (a)           0.19
       Cancelled/expired                                                        (1,742,128)(b)           2.42
                                           -----------                         -----------

       Options outstanding at end of year    5,637,998               0.84        3,272,370               0.99
                                           ===========                         ===========

       Options exercisable at end of year    4,007,995               0.80        1,964,545               1.30
                                           ===========                         ===========

(a) Includes five-year options to purchase 1,600,000 shares of the Company's common stock issued to Corey M. Horowitz, Chairman and Chief Executive Officer, in connection with an agreement in December 2003 (see Note I[1]) as follows: (i) incentive stock options to purchase 1,084,782 shares of common stock, at an exercise price of $0.23 per share, of which 434,782 options vested immediately, 250,000 options vested on December 22, 2004 and 200,000 options each vest on December 22, 2005 and December 22, 2006 and (ii) non-qualified stock options to purchase 515,218 shares of common stock, at an exercise price of $0.13 per share, which vested immediately. The Company recognized $41,000 of expense in 2003 related to the 515,218 options representing the difference between the exercise price of the options and the market price on the date of grant.

(b) Includes ten-year options to purchase 1,200,000 shares of the Company's common stock at an exercise price of $1.65 per share issued in March 2002, in connection with a two-year employment agreement with Richard J. Kosinski, as Chief Executive Officer and President. In July 2003, all of these options issued were forfeited in connection with the settlement of a lawsuit by Mr. Kosinski against the Company.

(c) Includes options issued to Mr. Horowitz with respect to his two-year employment agreement entered into with the Company in November 2004, to purchase an aggregate of 1,500,000 shares of common stock consisting of
       (i) ten-year non-qualified options to purchase 1,100,000 shares at an exercise price of $0.25 per share fully vested on the date of grant and
       (ii) five-year incentive stock options to purchase 400,000 shares at an exercise price of $0.68 per share which vested 50% on the date of grant and 50% one year thereafter, subject to acceleration upon a change of control (see Note I[3]). The Company recognized $407,000 of expense in 2004 related to the 1,100,000 options representing the difference between the exercise price of the option and the market price on the date of grant. The Company did not recognize compensation expense for 400,000 options as the exercise price exceeded the market price on the date of grant.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003


NOTE D - STOCKHOLDERS' EQUITY  (CONTINUED)

[3]    STOCK OPTIONS: (CONTINUED)

       (d) Includes 745,628 stock options to be issued to Mr. Horowitz (Note I[3]). The Company recognized $15,000 of expense in 2004 related to these options representing the difference between the exercise price and the market price.

       (e) The following table presents information relating to all stock options outstanding and exercisable at December 31, 2004:

                                                   WEIGHTED
                                       WEIGHTED    AVERAGE                  WEIGHTED
           RANGE OF                     AVERAGE   REMAINING                 AVERAGE
           EXERCISE        OPTIONS     EXERCISE    LIFE IN      OPTIONS     EXERCISE
            PRICE        OUTSTANDING     PRICE      YEARS     EXERCISABLE     PRICE
       ---------------   -----------   --------   ---------   -----------   --------
       $ 0.12 - $ 2.91     5,322,273   $   0.60      8.12       3,765,445   $   0.48
       $ 3.00 - $ 3.75       146,625       3.44      5.55         112,250       3.56
       $ 4.13 - $ 5.69        69,600       5.17      5.09          30,800       5.16
       $ 6.00 - $ 6.88        89,500       6.22      4.49          89,500       6.22
       $10.00 - $10.13        10,000      10.00      5.25          10,000      10.00
                         -----------                          -----------
                           5,637,998       0.84      7.95       4,007,995       0.80
                         ===========                          ===========


       On April 18, 2002, in consideration of additional consulting and financial advisory services, the Company issued to CMH an option to purchase 750,000 shares of the common stock at an exercise price of $1.20 per share, which was the market price of the Company's common stock on the date of issuance. The options vest over a three-year period in equal amounts of 250,000 per year beginning April 18, 2003. In addition, the options shall vest in full in the event of a "change of control" or in the event that the closing price of the Company's common stock reaches a minimum of $3.50 per share for 20 consecutive trading days. These options are treated as contingent options and were originally priced in the quarter ended June 30, 2002 at $416,000. Subsequently, they are revalued at each balance sheet date. On April 18, 2003, 250,000 of these options vested, having a fair value of $5,000. Accordingly, $5,000 was reallocated to additional paid-in capital with a corresponding reduction to the liability. On April 18, 2004, 250,000 of these options vested having a fair value of $51,000. Accordingly, $51,000 was reallocated to additional paid-in-capital with a corresponding reduction to the liability. The options to purchase the remaining 250,000 shares continue to be treated as contingent options and are valued utilizing the Black-Scholes option-pricing model at each balance sheet date. At December 31, 2004, the 250,000 unvested options were valued at $294,000. Any increase or decrease in the valuation has been reflected as an addition or reduction of general and administrative expenses at each balance sheet date.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003


NOTE D - STOCKHOLDERS' EQUITY  (CONTINUED)

[4]    WARRANTS:

       As of December 31, 2004, the following are the outstanding warrants to purchase shares of the Company's common stock:

          NUMBER
            OF              EXERCISE
         WARRANTS             PRICE               EXPIRATION DATE
       -----------          --------        ----------------------------------
           100,104           $ 6.44         March 14, 2006 - February 24, 2007
            93,120             9.66                 March 14, 2006
           300,000             0.70               July 11, 2011 (a)
           250,000             1.48              October 8, 2006 (a)
         1,245,972             1.11             December 22, 2005 (b)
           106,180             1.00             December 22, 2005 (b)
           628,713             1.01              October 2, 2006 (c)
            66,621             2.03               April 13, 2006 (d)
            64,352             2.00                July 2, 2006 (d)
             4,489             2.10              October 1, 2006 (d)
         1,042,500             1.25             December 21, 2007 (e)
           521,250             1.75             December 21, 2007 (e)
            50,000             1.00             December 21, 2009 (e)
       -----------
         4,473,301
       ===========

       (a) Issued to CMH in 2001, a company owned by the Chairman and Chief Executive Officer.

       (b) Issued in connection with Series D preferred stock and notes in December 1999. As a result of private placement in December 2004, the warrant holders were entitled to additional warrants under antidilutive provisions. However, in lieu of such additional warrants, the Company and the warrant holders agreed to extend the term of the 1,352,152 warrants for an additional year until December 22, 2005. The associated expense in connection with the extension of these warrants is shown as an imputed dividend in the accompanying statement of operations for the year ended December 31, 2004.

       (c)    Issued in 2001 private offering of Series E preferred stock.

       (d) Issued to a software development company for services rendered (see Note E[4]).

       (e) Issued in connection with 2004 private offering of common stock (see Note D[2]).


NOTE E - COMMITMENTS AND CONTINGENCIES

[1]    SERVICES AGREEMENT:

       On November 30, 2004, the Company entered into a master services agreement (the "Agreement") with ThinkFire Services USA, Ltd. ("ThinkFire") pursuant to which ThinkFire has been granted the exclusive worldwide rights (except for direct efforts by the Company and related companies) to negotiate license agreements for the Remote Power Patent with respect to certain potential licensees agreed to between the parties. Either the Company or ThinkFire can terminate the Agreement upon 60 days' notice for any reason or upon 30 days' notice in the event of a material breach. The Company has agreed to pay ThinkFire a fee not to exceed 20% of the royalty payments received from license agreements consummated by ThinkFire on its behalf.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003


NOTE E - COMMITMENTS AND CONTINGENCIES  (CONTINUED)

[2]    OPERATING LEASES:

       The Company leases its principal office space in New York City at a monthly rent of $3,000.

       Rental expense for the years ended December 31, 2004 and 2003 aggregated $36,000 and $42,000, respectively (see Note H[1]).

[3]    SAVINGS AND INVESTMENT PLAN:

       The Company has a Savings and Investment Plan which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986. The Company also may make discretionary annual matching contributions in amounts determined by the Board of Directors, subject to statutory limits. The Company did not make any contributions to the 401(k) Plan during the years ended December 31, 2004 and 2003.

[4]    SOFTWARE DEVELOPMENT CONTRACT DISPUTE:

       The Company has a dispute with a software development company pertaining to the number of warrants the Company is required to issue for services rendered. The software development company has claimed they are entitled to approximately 325,000 additional warrants than the Company has included in the warrants outstanding in Note D[4]. The Company has included in accrued expenses any additional liability it reasonably expects to incur regarding this matter.


NOTE F - INCOME TAXES

At December 31, 2004, the Company has available net operating loss carryforwards to reduce future federal taxable income of approximately $32,464,000 for tax reporting purposes, which expire from 2009 through 2024. Pursuant to the provisions of the Internal Revenue Code, future utilization of these past losses is subject to certain limitations based on changes in the ownership of the Company's stock that have occurred.

The principal components of the net deferred tax assets are as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------
       Deferred tax assets:
          Net operating loss carryforwards         $ 12,174,000    $ 11,687,000
          Options and warrants not yet deducted,
             for tax purposes                           947,000         676,000
          Other                                         126,000         146,000
                                                   ------------    ------------

                                                     13,247,000      12,509,000
       Valuation allowance                          (13,247,000)    (12,509,000)
                                                   ------------    ------------
       Net deferred tax assets                     $          0    $          0
                                                   ============    ============


The Company has recorded a valuation allowance for the full amount of its deferred tax assets as the likelihood of the future realization cannot be presently determined. The valuation allowance increased by $738,000 in 2004 and $230,000 in 2003.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003


NOTE F - INCOME TAXES  (CONTINUED)

The reconciliation between the taxes as shown and the amount that would be computed by applying the statutory federal income tax rate to the loss before income taxes is as follows:

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                        ---------------------
                                                          2004         2003
                                                        --------     --------
Income tax benefit - statutory rate                       (34.0)%      (34.0)%
State and local, net                                       (3.5)%       (3.5)%
Valuation allowance on deferred tax assets                 37.5 %       37.5 %



NOTE G - CONCENTRATIONS

The Company places its cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2004, the Company maintained cash balances of $2,077,000 in excess of FDIC limits.


NOTE H - RELATED PARTY TRANSACTIONS

[1] In November 2004, the Company entered into a two-year employment agreement with Corey M. Horowitz to continue to serve as Chairman and Chief Executive Officer at a base salary of $250,000 for the first year and $275,000 for the second year (see Note I[3]).

       During the year ended December 31, 2003, the Company paid CMH a monthly fee of $17,500 in consideration for financial advisory and consulting services rendered. Corey M. Horowitz, Chairman, Chief Executive Officer, and a principal stockholder of the Company, is the sole officer, director and stockholder of CMH. In addition, in connection with such financial advisory and consulting services, CMH was reimbursed for expenses in 2003 in the amount of $41,000, including the allocated portion of rent for office space in New York City. In December 2003, the Company employed Mr. Horowitz as Chief Executive Officer at an annual salary of $210,000 at which time CMH no longer provided financial and advisory services to the Company. In addition, Mr. Horowitz received options to purchase 1,600,000 shares of common stock (see Note D[3](a)).

[2] In April 2004, the Company entered into an exchange agreement with the holders of all of the Company's outstanding shares of Series E and Series D convertible preferred stock to convert 2,483,508 shares of Series E into 6,208,770 shares of common stock and 231,054 shares of Series D into 489,348 shares of common stock. As an inducement for agreeing to such conversion, the holders of the Series E and Series D received 1.25 times the number of shares of common stock that each preferred stockholder would have otherwise received upon conversion. The holders of preferred stock participating in the exchange included, among others, CMH (1,084,935 of Series E shares), the wife of Corey M. Horowitz (35,377 of Series E shares) and other principal stockholders of the Company (990,552 of Series E shares and 209,125 of Series D shares). Upon closing of the agreement, there were no outstanding shares of preferred stock.

[3] The Company entered into a ten-year License and Distribution Agreement with Falconstor (the "Falconstor Agreement"), an investor in the Company's financing in 2001. This agreement required Falconstor to pay royalties after utilizing a non-refundable advance paid by them to the Company as a credit. On May 30, 2003, as part of the Company's sale of a portion of its assets, the Company assigned its rights under the Falconstor Agreement to the Purchaser of its software (Note J) and recognized as income the balance of the deferred revenue of $130,000 in 2003. Two of the Company's principal stockholders were also principal stockholders of Falconstor.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE H - RELATED PARTY TRANSACTIONS AND RELATIONSHIPS  (CONTINUED)

[4] On December 21, 2004, the Company extended the exercise period for the 1999 Warrants by an additional year until December 22, 2005. The 1999 Warrants were originally issued as part of a private offering completed by the Company in December 1999. In connection with the extension of those warrants, the change in fair value of $1,032,000 using the Black-Scholes model utilizing the risk-free interest rate of 2.67%, life of 1 year, volatility of 174% and dividend yield of 0% was recorded as a deemed dividend in 2004. Corey M. Horowitz, Chairman and Chief Executive Officer of the Company, owns 85,220 warrants of the 1999 Warrants.

[5] On December 21, 2004, the Company completed a private placement of 2,085,000 shares of common stock and three year warrants to purchase 1,563,750 shares of common stock for an aggregate purchase price of $2,035,000, net of $50,000 in issuance costs. An investor in the above private placement (100,000 shares of common stock and warrants to purchase 75,000 shares of common stock) is a director of the Company.

NOTE I - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

[1]    On December 22, 2003, the Company entered into an arrangement with Corey
       M. Horowitz to serve as the Chairman and Chief Executive Officer of the Company. At the time, the Company agreed to pay a salary of $210,000. In addition, Mr. Horowitz received options to purchase 1,600,000 shares of common stock (see Note D[3](a)).

[2] In January 2004, the Company entered into an agreement with an individual to serve as the Company's Chief Financial Officer ("CFO"). The agreement expired on December 31, 2004 and provided for a base salary of $5,500 per month for the period January 22, 2004 through April 30, 2004, $4,500 per month for the period May 1, 2004 through August 31, 2004 and $3,500 per month from September 1, 2004 through December 31, 2004. In connection with his agreement, the CFO received options to purchase 50,000 shares of common stock of the Company at $0.35 per share under the Company's stock option plan, at the fair market value of the shares on the date of the grant. 20,000 of these options vested immediately and the balance vested on a monthly basis through December 31, 2004. The Company is in process of negotiating a new agreement with the CFO.

[3] On November 26, 2004, the Company entered into an employment agreement with Corey M. Horowitz pursuant to which he agreed to continue to serve as Chairman and Chief Executive Officer of the Company for a two-year term at an annual base salary of $250,000 for the first year and $275,000 for the second year. Mr. Horowitz was also issued options to purchase an aggregate of 1,500,000 shares of the Company's common stock consisting of
       (i) a ten (10) year fully vested option to purchase 1,100,000 shares at an exercise price of $0.25 per share, and (ii) a five-year option to purchase 400,000 shares at an exercise price of $0.68 per share which vested 50% on the date of grant and 50% one year thereafter, subject to acceleration upon a change of control (see Note D[3](c)). In addition, Mr. Horowitz will receive a bonus of 5% of the Company's royalties or other payments received from licensing its patents. This bonus will continue to be paid to Mr. Horowitz for a period of five (5) years following the term of the employment agreement with respect to licenses entered into by the Company during the term of the employment agreement, provided that he has not been terminated by the Company "for cause" or by Mr. Horowitz himself without "good reason". Mr. Horowitz shall receive severance equal to 12 months base salary in the event his employment is terminated "without cause" or by Mr. Horowitz for "good reason". Mr. Horowitz was also granted certain anti-dilution rights which provide that if at any time during the period ending December 31, 2005, in the event that the Company completes an offering of its common stock or any securities convertible or exercisable into common stock, he will receive, at the same price as the securities issued in the financing, such number of additional stock options so that he maintains the same ownership percentage of (20.11%) of the Company based upon options and warrants owned by him and CMH (exclusive of his ownership of shares of common stock) as he owned as of November 26, 2004. As a result of the closings of the private placement on December 31, 2004 and January 13, 2005 and in accordance with the anti-dilution protection afforded to Mr. Horowitz in his employment agreement, Mr. Horowitz earned

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003


NOTE I - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS  (CONTINUED)

[3]    (continued)

       seven year options to purchase an aggregate of 960,197 shares at an exercise price of $1.18 per share, consisting of an option to purchase 745,628 shares as a result of first closing on December 21, 2004 and an option to purchase 214,569 shares as a result of second closing of the private placement on January 13, 2005 (see Notes D[3](e) and L[3]).


NOTE J - GAIN ON SALE OF ASSETS

On May 30, 2003, the Company completed the sale of its CyberwallPlus technology and related intellectual property and assignment of its rights under the Falconstar Agreement for aggregate proceeds of $415,000. The carrying value of these assets was written down to zero in the third quarter of 2002. The $415,000 is reflected as "Gain on Sale of Assets" in the statements of operations.


NOTE K - LITIGATION

In March 2004, PowerDsine Inc. ("PowerDsine") commenced an action against the Company in the United District Court, Southern District of New York, seeking a declaratory judgment that the Company's patent (U.S. Patent No. 6,218,930) covering the remote delivery of power over Ethernet (the "Remote Power Patent") is not infringed by PowerDsine and/or its customers. PowerDsine further seeks an order permanently enjoining the Company (i) from making any claims to any person or entity that PowerDsine's products infringe the Remote Power Patent or contribute to infringement of the patent, (ii) from interfering with or threatening to interfere with the importation, sale, license or use of PowerDsine's power over Ethernet components or products, and (iii) from instituting or prosecuting any lawsuit or proceeding placing at issue the right of PowerDsine, its customers, licensees, successors, or assigns to import, use or sell PowerDsine's power over Ethernet components or products. The Company believes its Remote Power Patent is valid and has meritorious defenses to the action. On December 1, 2004, the Company moved to dismiss the declaratory judgment action asserting, among other things, that there is no actual case or controversy because PowerDsine did not have reasonable apprehension of suit at the time the case was filed, and therefore the court lacks jurisdiction over the matter. On January 21, 2005, the Company's motion to dismiss was denied. The Company intends to vigorously defend the action and take whatever actions are necessary to protect its intellectual property. In the event, however, that the Court grants the declaratory judgment and the Company's patent is determined to be invalid, such a determination would have a material adverse effect on the Company.


NOTE L - SUBSEQUENT EVENTS

[1] On January 13, 2005, the Company completed a second closing with respect to a private placement of securities (see Note D[2]), which consisted of an additional 600,000 shares of common stock and warrants to purchase an additional 450,000 shares of common stock for an aggregate purchase price of $600,000.

[2] On January 18, 2005, the Company and Merlot Communications, Inc. ("Merlot") entered into an amendment to the Patent Purchase Agreement (the "Amendment") pursuant to which the Company paid $500,000 to Merlot in consideration for the restructuring of future contingent payments to Merlot from the licensing or sale of the Patents. The Amendment provides for future contingent payments by the Company to Merlot of $1.0 million upon achievement of $25 million of Net Royalties (as defined), an additional $1.0 million upon achievement of $50 million of Net Royalties and an additional $500,000 upon achievement of $62.5 million of Net Royalties from licensing or sale of the patents acquired from Merlot. Certain principal officers/directors stockholders of the Company owned a majority of the outstanding voting stock of Merlot and were also directors of Merlot at the time of the Amendment.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003


NOTE L - SUBSEQUENT EVENTS  (CONTINUED)

[3] On January 13, 2005, pursuant to the anti-dilution provisions of his employment agreement (see Note I[3]), Corey M. Horowitz, Chairman and Chief Executive Officer of the Company, earned an additional seven-year option to purchase 214,569 shares of common stock, at an exercise price of $1.18 per share, as a result of the Company's completion of a private offering of its securities. The Company did not recognize any compensation expense as the exercise price for these options exceeded the market price.