Form 10QSB
period 2005-03-31
NETWORK 1 SECURITY SOLUTIONS INC
filed 2005-05-16
CIK 1065078

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

                         COMMISSION FILE NUMBER 1-14896

                       NETWORK-1 SECURITY SOLUTIONS, INC.

        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)



            DELAWARE                                      11-3027591
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


              445 Park Avenue, Suite 1028, New York, New York 10022
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  212-829-5770
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of Common Stock, $.01 par value per share, outstanding as of May 10, 2005 was 17,697,572.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]
================================================================================

                       NETWORK-1 SECURITY SOLUTIONS, INC.


                                      INDEX



                                                                        Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
         Condensed Balance Sheets as of March 31, 2005 (unaudited)
         and December 31, 2004...............................................  3

         Condensed Statements of Operations for the three months
         ended March 31, 2005 and 2004 (unaudited)...........................  4

         Condensed Statements of Cash Flows for the three months
         ended March 31, 2005 and 2004 (unaudited)...........................  5

         Notes to Condensed Financial Statements.............................  6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........... 13

Item 3.  CONTROLS AND PROCEDURES............................................. 20




PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......... 21

Item 3.  Defaults Upon Senior Securities..................................... 21

Item 4.  Submission of Matters to a Vote of Security Holders................. 21

Item 5.  Other Information................................................... 22

Item 6.  Exhibits and Reports on Form 8-K.................................... 22


SIGNATURES................................................................... 23

NETWORK-1 SECURITY SOLUTIONS, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

                       NETWORK-1 SECURITY SOLUTIONS, INC.

                            CONDENSED BALANCE SHEETS

                                                             MARCH 31,       DECEMBER 31,
                                                               2005              2004
                                                           ------------      ------------
                                                           (UNAUDITED)
ASSETS
------
Current assets:
   Cash and cash equivalents                               $  1,725,000      $  2,177,000
   Prepaid expenses and other current assets                     76,000           100,000
                                                           ------------      ------------

        Total current assets                                  1,801,000         2,277,000

Patents                                                          91,000            92,000
                                                           ------------      ------------
                                                           $  1,892,000      $  2,369,000
                                                           ============      ============

LIABILITIES
-----------
Current liabilities:
   Accounts payable                                        $    120,000      $    437,000
   Accrued expenses and other current liabilities               505,000           505,000
                                                           ------------      ------------

        Total current liabilities                               625,000           942,000
                                                           ------------      ------------

Liability to be settled with equity instrument                  265,000           294,000
                                                           ------------      ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
--------------------

Common stock - $0.01 par value ; authorized
   50,000,000 shares; 17,697,572 shares issued
   and outstanding at March 31, 2005 and
   17,097,572 at December 31, 2004                              177,000           171,000

Additional paid-in capital                                   44,545,000        43,951,000
Accumulated deficit                                         (43,720,000)       42,989,000
                                                           ------------      ------------

                                                              1,002,000         1,133,000
                                                           ------------      ------------
                                                           $  1,892,000      $  2,369,000
                                                           ============      ============

See notes to condensed financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS

                                                            THREE MONTHS ENDED MARCH 31,
                                                           ------------------------------
                                                               2005              2004
                                                           ------------      ------------
Operating expenses:
        General and administrative                         $    238,000      $    364,000
        Patent Cost                                             500,000               --
                                                           ------------      ------------

LOSS BEFORE INTEREST INCOME                                    (738,000)         (364,000)
Interest income - net                                             7,000             1,000
                                                           ------------      ------------

Net Loss                                                       (731,000)         (363,000)

Deemed dividend on additional warrant antidilution
  adjustment                                                     (6,000)              --
                                                           ------------      ------------


Net loss attributable to common stockholders               $   (737,000)     $   (363,000)
                                                           ============      ============

LOSS PER COMMON SHARE - BASIC AND DILUTED                  $      (0.04)     $      (0.04)
                                                           ============      ============

WEIGHTED AVERAGE COMMON SHARES - BASIC AND DILUTED           17,617,572         8,314,458
                                                           ============      ============

See notes to condensed financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.
CONDENSED STATEMENTS OF CASH FLOW

                                                            THREE MONTHS ENDED MARCH 31,
                                                           ------------------------------
                                                               2005              2004
                                                           ------------      ------------
Cash flows from operating activities:
 Net loss                                                  $   (731,000)     $   (363,000)
 Adjustments to reconcile net loss to net cash used in
 operating activities:
    Depreciation and amortization                                 1,000             2,000
    Valuation adjustment for outstanding stock options          (29,000)
    Issuance of options and warrants for services
     rendered                                                       --             57,000

    Changes in:
       Prepaid expenses and other current assets                 24,000            24,000
       Accounts payable, accrued expenses and other
         current liabilities                                   (317,000)          (44,000)
                                                           ------------      ------------

          Net cash used in operating activities              (1,052,000)         (324,000)
                                                           ------------      ------------
Cash Flows from Investing Activities
                                                                    --                --
                                                           ------------      ------------
Cash Flows from Financing Activities
    Issuance of Common Stock                                    600,000               --
                                                           ------------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                      (452,000)         (324,000)
Cash and cash equivalents, beginning of period                2,177,000           984,000
                                                           ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $  1,725,000      $    660,000
                                                           ============      ============

See notes to condensed financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] BASIS OF PRESENTATION:

The accompanying condensed financial statements as of March 31, 2005 and for the three month periods ended March 31, 2005 and March 31, 2004, are unaudited, but, in the opinion of the management of Network-1 Security Solutions, Inc. (the "Company"), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 2005, the results of its operations and its cash flows for the three month periods ended March 31, 2005 and March 31, 2004. The condensed financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results of operations to be expected for the full year.

[2] BUSINESS:

(a) The principal business of the Company is the acquisition, development, licensing and protection of its intellectual property. The Company presently owns six patents (the "Patent Portfolio") covering various telecommunications and data networking technologies including, among others, patents covering the delivery of power over Ethernet cable for the purpose of remotely powering network devices, and the transmission of audio, video and data over computer and telephony networks. The Company's strategy is to pursue licensing and strategic business alliances with companies in the industries that manufacture and sell products that make use of the technologies underlying its patents as well as with other users of the technology who benefit directly from the technology including corporate, educational and governmental entities.

On November 18, 2003, the Company acquired the Patent Portfolio from Merlot Communications, Inc., a broadband communications solutions provider. In February 2004, the Company initiated licensing efforts relating to one of its patents (U.S. Patent No. 6,218,930) covering the remote delivery of power over Ethernet cables (the "Remote Power Patent"). As of March 31, 2005, the Company transmitted letters to approximately 85 companies offering licenses to the Remote Power Patent. To date the Company has not entered into any license agreements with third parties with respect to its Remote Power Patent.

NETWORK-1 SECURITY SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)


[2] BUSINESS: (CONTINUED)

(b) As reflected in the accompanying financial statements, the Company has incurred substantial losses and has experienced net cash outflows from operations for 2004 and the three month period ended March 31, 2005. For the year ended December 31, 2004 and the three month period ended March 31, 2005, the Company had no revenue from operations. The Company will continue to have operating losses for the foreseeable future until it is successful in licensing its patented technologies. The Company is dependent upon debt and equity financing until it generates cash flows from operations. In December 2004 and January 2005, the Company completed a private placement of its securities. As a result of such private placement, the Company has cash and cash equivalents of $2,177,000 as of December 31, 2004 and $1,725,000 as of March 31, 2005. The
Company believes its current cash position will more likely than not be sufficient to satisfy the Company's operations and capital requirements until September 2006, although there can be no assurance that such funds will not be expended prior thereto. If necessary, the Company will take further action which it believes is required to sustain its operations for the next twelve months.


[3] STOCK-BASED COMPENSATION:

The Company accounts for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was released in December 2002 as an amendment of SFAS No. 123. The following table illustrates the effect on net loss and net loss per share attributable to common stockholders as if the fair value-based method had been applied to all awards.

NETWORK-1 SECURITY SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)


[3] STOCK-BASED COMPENSATION: (continued)

                                                             THREE MONTHS ENDED MARCH 31,
                                                           ------------------------------
                                                               2005              2004
                                                           ------------      ------------
Reported net loss attributable to common stockholders      $   (731,000)     $   (363,000)
Stock-based employee compensation expense included in the
    reported net loss, net of related tax effects                   --                --
Stock-based employee compensation determined under the
    fair value-based method, net of related tax effects        (433,000)          (11,000)
                                                           ------------      ------------

Pro forma net loss                                         $ (1,164,000)     $   (374,000)
                                                           ============      ============

Loss per common share (basic and diluted):
    As reported                                            $      (0.04)     $      (0.04)
                                                           ============      ============

    Pro forma                                              $      (0.07)     $      (0.03)
                                                           ============      ============

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing utilizing the following weighted average assumptions:


                                           THREE MONTHS ENDED MARCH 31,
                                           ----------------------------
                                              2005              2004
                                           ---------         ---------
    Risk-free interest rates                  3.95%             2.79%
    Expected option life in years          3.00-7.00            3.00
    Expected stock price volatility         220.65%           220.90%
    Expected dividend yield                   0.00%             0.00%

NETWORK-1 SECURITY SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)


[4] REVENUE RECOGNITION:

The Company plans on recognizing revenue received from the licensing of its intellectual property portfolio in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB No. 104") and related authoritative pronouncements. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the license agreement, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured.


[5] LOSS PER SHARE:

Basic net loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. Potential shares of 11,017,244 and 12,814,078 at March 31, 2005 and 2004 respectively, are anti-dilutive, and are not included in the calculation of diluted loss per share. Such potential common shares reflect options and warrants.


[6] CASH EQUIVALENTS:

The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). At March 31, 2005, the Company maintained cash balance of approximately $1,610,000 in excess of FDIC limits.

NOTE B - AMENDED PATENT PURCHASE AGREEMENT:

In November 2003, the Company acquired a portfolio of telecommunications and data networking patents (six patents) from Merlot Communications, Inc. ("Merlot"). The purchase price for the Patent Portfolio was $100,000, paid in cash. The cash price paid has been capitalized and is being amortized over the remaining useful life of each patent. In addition, the Company has granted Merlot a nonexclusive, royalty free, perpetual license for the term of each patent to use the patents for the development, manufacture or sale of its own branded products to end users. The Company had agreed to pay Merlot 20% of the net income, as defined, after the first $4,000,000 of net income realized by the Company on a per patent basis from the sale or licensing of the patents. On January 18, 2005, the Company and Merlot amended the Patent Purchase Agreement (the "Amendment") pursuant to which the Company paid additional purchase price of $500,000 to Merlot in consideration for the restructuring of future contingent payments to Merlot from the licensing or sale of the Patents. The Amendment provides for future contingent payments by the Company to Merlot of $1.0 million upon achievement of $25 million of Net Royalties (as defined), an additional $1.0 million upon achievement of $50 million of Net Royalties and an additional $500,000 upon achievement of $62.5 million of Net Royalties from licensing or sale of the patents acquired from Merlot. Certain principal

NETWORK-1 SECURITY SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)


NOTE B - AMENDED PATENT PURCHASE AGREEMENT: (continued)

stockholders of the Company and related parties are also principal stockholders of Merlot and were also directors of Merlot at the time of the original agreement in November 2003 and the Amendment. The Company has treated this expenditure as an expense called Patent Cost for the three months ended March 31, 2005.


NOTE C - PRIVATE PLACEMENT

[1] On December 21, 2004, the Company completed the first closing of a private placement of 2,085,000 shares of common stock and three-year warrants to purchase 1,563,750 shares of common stock (warrants to purchase 1,042,500 shares of common stock at an exercise price of $1.25 and warrants to purchase 521,250 shares of common stock at an exercise price of $1.75) for an aggregate purchase price of $2,035,000, net of $50,000 issuance costs. On January 13, 2005, the Company completed a second closing with respect to the private placement of securities, which consisted of an additional 600,000 shares of common stock and warrants to purchase an additional 450,000 shares of common stock for an aggregate purchase price of $600,000. In connection with the private placement, the Company issued to a finder, warrants to purchase 50,000 shares of common stock at an exercise price of $1.00 expiring in December 2009. As part of the private placement, the Company also agreed to file a registration statement on or before June 21, 2005, to register the common stock and the shares issuable upon exercise of the warrants.


[2] In connection with the private placement and anti-dilutive provisions for the warrants previously issued to Falconstor Software, Inc., the Company issued warrants to purchase an aggregate of 135,000 additional shares of common stock at an exercise price of $1.00 per share expiring in October 2006. The associated expense, which is treated as an imputed dividend, is based on the fair value of these warrants using the Black-Scholes model utilizing the risk-free interest rate of 3.01%, life of 2 years, volatility of 270% and dividend yield of 0%. Such expenses were $147,000 and $6,000 and are included in the accompanying statement of operations for the year ended December 31, 2004 and March 31, 2005, respectively.


NOTE D - LIABILITY TO BE SETTLED WITH EQUITY INSTRUMENTS

On April 18, 2002, in consideration of additional consulting and financial advisory services, the Company issued to CMH Capital Management Corp., an entity solely owned by Corey M. Horowitz, Chairman and Chief Executive Officer of the Company, an option to purchase 750,000 shares of the common stock at an exercise price of $1.20 per share, which was the market price of the Company's common stock on the date of issuance. The options vest over a three-year period in equal amounts of 250,000 per year beginning April 18, 2003. In addition, the options shall vest in full in the event of a "change of control" or in the event that the closing

NETWORK-1 SECURITY SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)


NOTE D - LIABILITY TO BE SETTLED WITH EQUITY INSTRUMENTS:(CONTINUED)

price of the Company's common stock reaches a minimum of $3.50 per share for 20 consecutive trading days. These options are treated as contingent options and were originally priced in the quarter ended June 30, 2002 at $416,000. Subsequently, they are revalued at each balance sheet date. On April 18, 2003, 250,000 of these options vested, having a fair value of $5,000. Accordingly, $5,000 was reallocated to additional paid-in capital with a corresponding reduction to the liability. On April 18, 2004, 250,000 of these options vested having a fair value of $51,000. Accordingly, $51,000 was reallocated to additional paid-in-capital with a corresponding reduction to the liability. The options to purchase the remaining 250,000 shares continue to be treated as contingent options and are valued utilizing the Black-Scholes option-pricing model at each balance sheet date. At March 31, 2005, these unvested options were revalued from $294,000 at December 31, 2004 to $265,000 at March 31, 2005. Any increase or decrease in the valuation has been reflected as an addition or reduction of general and administrative expenses at each balance sheet date.


NOTE E - COMMITMENTS AND CONTINGENCIES

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


NOTE F - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

On November 26, 2004, the Company entered into an employment agreement with Corey M. Horowitz pursuant to which he agreed to continue to serve as Chairman and Chief Executive Officer of the Company for a two-year term at an annual base salary of $250,000 for the first year and $275,000 for the second year. Mr. Horowitz was also issued options to purchase an aggregate of 1,500,000 shares of the Company's common stock consisting of (i) a ten (10) year fully vested option to purchase 1,100,000 shares at an exercise price of $0.25 per share, and (ii) a five-year option to purchase 400,000 shares at an exercise price of $0.68 per share which vest 50% on the date of grant and 50% one year thereafter, subject to acceleration upon a change of control. In addition, Mr. Horowitz will receive a bonus of 5% of the Company's royalties or other payments received from licensing its patents. This bonus will continue to be paid to Mr. Horowitz for a period of five (5) years following the term of the employment agreement with respect to licenses entered into by the Company during the term of the employment agreement, provided that he has not been terminated by the Company "for cause" or by Mr. Horowitz himself without "good reason". Mr. Horowitz shall receive severance equal to 12 months base salary in the event his employment is terminated "without cause" or by

NETWORK-1 SECURITY SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)


NOTE F - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS: (CON'T)

Mr. Horowitz for "good reason".

Mr. Horowitz was also granted certain anti-dilution rights which provide that if at any time during the period ending December 31, 2005, in the event that the Company completes an offering of its common stock or any securities convertible or exercisable into common stock, he will receive, at the same price as the securities issued in the financing, such number of additional stock options so that he maintains the derivative ownership percentage (20.11%) of the Company based upon options and warrants owned by him and CMH (exclusive of his ownership of shares of common stock) as he owned as of the date of his employment agreement (November 26, 2004). As a result of the closings of the private placement on December 31, 2004 and January 13, 2005 and in accordance with the anti-dilution protection afforded to Mr. Horowitz in his employment agreement, Mr. Horowitz earned seven year options to purchase an aggregate of 1,195,361 shares at an exercise price of $1.18 per share. The Company did not recognize any compensation expense as the exercise price for these options exceeded the market price.


NOTE G - LITIGATION

In March 2004, PowerDsine Inc. ("PowerDsine") commenced an action against the Company in the United District Court, Southern District of New York, seeking a declaratory judgment that the Company's patent (U.S. Patent No. 6,218,930) covering the remote delivery of power over Ethernet (the "Remote Power Patent") is not infringed by PowerDsine and/or its customers. PowerDsine further seeks an order permanently enjoining the Company (i) from making any claims to any person or entity that PowerDsine's products infringe the Remote Power Patent or contribute to infringement of the patent, (ii) from interfering with or threatening to interfere with the importation, sale, license or use of PowerDsine's power over Ethernet components or products, and (iii) from instituting or prosecuting any lawsuit or proceeding placing at issue the right of PowerDsine, its customers, licensees, successors, or assigns to import, use or sell PowerDsine's power over Ethernet components or products. The Company believes its Remote Power Patent is valid and has meritorious defenses to the action. On December 1, 2004, the Company moved to dismiss the declaratory judgment action asserting, among other things, that there is no actual case or controversy because PowerDsine did not have reasonable apprehension of suit at the time the case was filed, and therefore the court lacks jurisdiction over the matter. On January 21, 2005, the Company's motion to dismiss was denied. The Company has engaged in settlement discussion with PowerDsign in an effort to resolve the litigation. In the event the Company is unable to settle the litigation, the Company intends to vigorously defend the action and take whatever actions are necessary to protect its intellectual property. In the event, however, that the Court grants the declaratory judgment and the Company's patent is determined to be invalid, such a determination would have a material adverse effect on the Company.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED BEGINNING ON PAGES 15-20 OF THIS QUARTERLY REPORT ON 10-QSB FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.


PLAN OF OPERATION

     The principal business of the Company is the acquisition, development, licensing and protection of its intellectual property. The Company presently owns six patents covering various telecommunications and data networking technologies (the "Patent Portfolio") including, among others, patents covering the delivery of power over Ethernet for the purpose of remotely powering network devices, and the transmission of audio, video and data over computer and telephony networks. The Company's strategy is to pursue licensing and strategic business alliances with companies in the industries that manufacture and sell products that make use of the technologies underlying its patents as well as with other users of the technology who benefit directly from the technology including corporate, educational and governmental entities.

     On November 18, 2003, the Company acquired the Patent Portfolio from Merlot Communications, Inc., a broadband communications solutions provider. In February 2004, following its review of applicable markets, the Company initiated licensing efforts relating to one of its patents (U.S. Patent No. 6,218,930) covering the remote delivery of power over Ethernet cable (the "Remote Power Patent"). The Company has focused, and will continue to focus, its efforts on licensing its Remote Power Patent. As of the date of this Report, the Company has not entered into any license arrangement with respect to the Remote Power Patent, although it is pursing such arrangements with third parties. During the next 12 months, management does not anticipate licensing efforts for its other patents besides the Remote Power Patent.

     To date the Company has incurred significant losses and at March 31, 2005 had an accumulated deficit of $(43,720,000). For the year ended December 31, 2004, the Company incurred a net loss of $(1,953,000) and incurred a net loss of $(731,000) for the three months ended March 31, 2005. Management anticipates that the Company will continue to incur losses until it enters into material license agreements with respect to its patented technologies. The Company has not achieved any revenue from its technology licensing business. To date the Company has not entered any licensing agreements with third parties with respect to its Remote Power Patent or the Company's other patented technologies. The Company's inability to consummate license agreements and achieve revenue from its patented technologies would have a material adverse effect on its operations and its ability to continue business.

     The Company does not currently have any revenue from operations. The success of the Company and its ability to generate revenue is largely dependent on its ability to consummate licensing arrangements with third parties. In November 2004, the Company entered into an agreement with ThinkFire Services USA, Ltd. ("ThinkFire") pursuant to which ThinkFire has been granted the exclusive worldwide rights to negotiate license agreements for the Remote Power Patent with certain agreed-upon potential licensees. The Company has agreed to pay ThinkFire a fee not to exceed 20% of the royalty payments received from license agreements consummated by ThinkFire on its behalf.

     The Company's success depends on its ability to protect its intellectual property rights. In the future, it may be necessary for the Company to commence patent litigation against third parties whom it believes require a license to its patents. In addition, the Company may be subject to third-party claims seeking to invalidate its patents, as is the case with the action commenced by PowerDsine against the Company relating to the Remote Power Patent as discussed below. These types of claims, with or without merit, may subject the Company to costly litigation and diversion of management's focus. In addition, based on the Company's limited financial resources, it may not be able to pursue litigation as aggressively as competitors with substantially greater financial resources. Based on the Company's limited financial resources, it may be necessary to engage third party professionals on a contingency basis pursuant to which such parties would be entitled to share in the proceeds of any successful enforcement of its intellectual property rights. If third parties making claims against the Company seeking to invalidate its patent are successful, they may be able to obtain injunctive or other equitable relief, which effectively could block its ability to license or otherwise capitalize on its proprietary technologies. Successful litigation against the Company resulting in a determination that its patents are invalid would have a material adverse effect on the Company.

     The Company faces uncertainty as to the outcome of its litigation with PowerDsine (See Note G). Although the Company is currently involved in discussions with PowerDsine in an effort to resolve the litigation, the Company may not be able to achieve a satisfactory settlement. In the event that the Company is unable to settle the litigation, the Company intends to vigorously defend the lawsuit and take whatever actions are necessary to protect its intellectual property.

     On December 21, 2004 and January 13, 2005, the Company completed a private offering of its equity securities resulting in gross proceeds of $2,685,000. At March 31, 2005, the Company had $1,725,000 of cash and cash equivalents and working capital of $1,176,000. The Company anticipates, based on currently proposed plans and assumptions, relating to its operations, that its cash and cash equivalents of approximately $1,722,000 as of March 31, 2005 will more likely than not be sufficient to satisfy the Company's operations and capital requirements until September 2006. There can be no assurance, however, that such funds will not be expended prior thereto. In the event the Company's plans change, or its assumptions change, or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), the Company may have insufficient funds to support its operations prior to September 2006. The Company's inability to consummate licensing arrangements with respect to its Remote Power

Patent and generate revenues therefrom on a timely basis or obtain additional financing when needed would have a material adverse effect on the Company, requiring it to curtail or cease operations. In addition, any equity financing may involve substantial dilution to the current stockholders of the Company.


RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company operates in a highly competitive environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights the most material of the risks.


WE HAVE A HISTORY OF LOSSES AND NO REVENUE FROM CURRENT OPERATIONS.

We have incurred substantial operating losses since our inception, which has resulted in an accumulated deficit of $(43,720,000) as of March 31, 2005. For the years ended December 31, 2004 and 2003, we incurred net losses of $(1,953,000) and $(614,000), respectively. For the three months ended March 31, 2005, we incurred a net loss of $(731,000). We have financed our operations primarily by sales of equity securities as well as the sale of our CyberWall PLUS security software technology in May 2003. Since December 2002, when we discontinued our security software products and following the commencement of our new technology licensing business in November 2003, we have not had material revenue from operations and for the year ended December 31, 2004 and the three months ended March 31, 2005 we had no revenue from operations. Our ability to achieve revenue and generate positive cash flow from operations is dependent upon consummating licensing agreements with respect to our patented technology. We may not be successful in achieving licensing agreements with third parties and our failure to do so would have a material adverse effect on our business, financial condition and results of operations. We may not be able to achieve revenue or generate positive cash flow from operations from our new licensing business.


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

OUR NEW LICENSING BUSINESS MAY NOT BE SUCCESSFUL.

In November 2003, we entered the technology licensing business as a result of our acquisition of six patents relating to various telecommunications and data networking technologies including, among others, patents covering the transmission of audio, video and data over computer and telephony networks and the delivery of remote power over Ethernet. Accordingly, we have a very limited history in the technology licensing business upon which an evaluation of our prospects and future performance can be made. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the development, operation and expansion of a new business based on patented technologies in a highly specialized and competitive market. We may not be able to generate revenue or profitable operations from our new licensing business.


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


THE SIGNIFICANT NUMBER OF OPTIONS AND WARRANTS OUTSTANDING MAY ADVERSELY EFFECT THE MARKET PRICE FOR OUR COMMON STOCK.

As of March 31, 2005, there are outstanding (i) options and warrants to purchase an aggregate of 11,017,244 shares of our common stock at exercise prices ranging from $.12 to $10.13, and (ii) 207,630 additional shares of our common stock which may be issued in the future under our stock option plan. To the extent that outstanding options and warrants are exercised, stockholder percentage ownership will be diluted and any sales in the public market of the common stock underlying such options may adversely affect prevailing market prices for our common stock.

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


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In March 2004, PowerDsine Inc. ("PowerDsine") commenced an action against the Company in the United District Court, Southern District of New York, seeking a declaratory judgment that the Company's patent (U.S. Patent No. 6,218,930) covering the remote delivery of power over Ethernet (the "Remote Power Patent") is not infringed by PowerDsine and/or its customers. PowerDsine further seeks an order permanently enjoining the Company (i) from making any claims to any person or entity that PowerDsine's products infringe the Remote Power Patent or contribute to infringement of the patent, (ii) from interfering with or threatening to interfere with the importation, sale, license or use of PowerDsine's power over Ethernet components or products, and (iii) from instituting or prosecuting any lawsuit or proceeding placing at issue the right of PowerDsine, its customers, licensees, successors, or assigns to import, use or sell

PowerDsine's power over Ethernet components or products. The Company believes its Remote Power Patent is valid and has meritorious defenses to the action. On December 1, 2004, the Company moved to dismiss the declaratory judgment action asserting, among other things, that there is no actual case or controversy because PowerDsine did not have reasonable apprehension of suit at the time the case was filed, and therefore the court lacks jurisdiction over the matter. On January 21, 2005, the Company's motion to dismiss was denied. The Company has engaged in settlement discussions with PowerDsign in an effort to resolve the litigation. In the event the Company is unable to settle the litigation, the Company intends to vigorously defend the action and take whatever actions are necessary to protect its intellectual property. In the event, however, that the Court grants the declaratory judgment and the Company's patent is determined to be invalid, such a determination would have a material adverse effect on the Company.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No such issuances except as disclosed in the Company`s Current Report on Form 8-K filed on January 20, 2005 relating to the second closing of the Company's private placement of $600,000 of securities on January 13, 2005.


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

(a) Exhibits

31.1 Controls and Procedure Certification of Chief Executive Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Controls and Procedure Certification of Chief Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports of Form 8-K

On January 20, 2005 the Company filed a Current Report on Form 8-K relating to the second closing of its private placement of securities completed on January 13, 2005.

On January 24, 2005 the Company filed a Current Report on Form 8-KA with respect to an Amendment, dated January 18, 2005, of its Patent Purchase, Assignment and License Agreement, dated November 13, 2003 between the Company and Merlot Communications, Inc.

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





DATDATE: MAY 13, 2005