Form 10QSB/A
period 2005-03-31
NETWORK 1 SECURITY SOLUTIONS INC
filed 2005-06-14
CIK 1065078

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 _______________

                                  FORM 10-QSB/A
                                 _______________


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

ITEM 6.   EXHIBITS
------------------

     This Quarterly Report on Form 10-QSB/A amends the Form 10-QSB filed by the Registrant with the Securities and Exchange Commission on May 16, 2005 to include as an exhibit the Amended Stock Option Agreement, dated May 12, 2005, between the Registrant and Corey M. Horowitz, Chairman and Chief Executive Officer of the Registrant.


Exhibits
--------
  10.1 Amended Stock Option Agreement, dated May 12, 2005, between the Registrant and Corey M. Horowitz.

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   NETWORK-1 SECURITY SOLUTIONS, INC.



Dated:  June 14, 2005              By: /s/ Corey M. Horowitz
                                       -----------------------------------------
                                       Name:  Corey M. Horowitz
                                       Title: Chairman & Chief Executive Officer

Exhibit No.         Description
-----------         -----------

10.1 Amended Stock Option Agreement, dated May 12, 2005, between the Registrant and Corey M. Horowitz