Form 10QSB
period 2005-06-30
NETWORK 1 SECURITY SOLUTIONS INC
filed 2005-08-03
CIK 1065078

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  _____________

                                   FORM 10-QSB
                                  _____________


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

The number of shares of Common Stock, $.01 par value per share, outstanding as of July 28, 2005 was 17,697,572.

Transitional Small Business Disclosure Format (check one):    Yes [_]   No [X]

================================================================================

                       NETWORK-1 SECURITY SOLUTIONS, INC.




                                      INDEX

                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS
         Condensed Balance Sheets as of June 30, 2005 (unaudited)
         and December 31, 2004...............................................  3

         Condensed Statements of Operations for the three and six
         months ended June 30, 2005 and 2004 (unaudited).....................  4

         Condensed Statements of Cash Flows for the six months
         ended June 30, 2005 and 2004 (unaudited)............................  5

         Notes to Condensed Financial Statements.............................  6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........... 13

Item 3.  CONTROLS AND PROCEDURES............................................. 20






PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings................................................... 21

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

Item 4.  Submission of Matters to a Vote of Security Holders................. 21

Item 5.  Other Information................................................... 22

Item 6.  Exhibits and Reports on Form 8-K.................................... 22



SIGNATURES................................................................... 23

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                            CONDENSED BALANCE SHEETS




                                                                     JUNE 30,      DECEMBER 31,
                                                                       2005            2004
                                                                   ============    ============
                                                                    (UNAUDITED)
ASSETS
------
Current assets:
   Cash and cash equivalents                                       $  1,473,000    $  2,177,000
   Prepaid expenses and other current assets                             54,000         100,000
                                                                   ------------    ------------

        Total current assets                                          1,527,000       2,277,000

Patents                                                                  89,000          92,000
Security Deposit                                                          6,000              --
                                                                   ------------    ------------
                                                                   $  1,622,000    $  2,369,000
                                                                   ============    ============
LIABILITIES
-----------
Current liabilities:
   Accounts payable                                                $     88,000    $    437,000
   Accrued expenses and other current liabilities                       479,000         505,000
                                                                   ------------    ------------

        Total current liabilities                                       567,000         942,000
                                                                   ------------    ------------

Liability to be settled with equity instrument                               --         294,000
                                                                   ------------    ------------

Commitments and contingencies


STOCKHOLDERS' EQUITY
--------------------
Common stock - $0.01 par value ; authorized 50,000,000 shares;
   17,697,572 shares issued and outstanding at June 30, 2005 and
   17,097,572 at December 31, 2004                                      177,000         171,000

Additional paid-in capital                                           44,827,000      43,951,000
Accumulated deficit                                                 (43,949,000)    (42,989,000)
                                                                   ------------    ------------

                                                                      1,055,000       1,133,000
                                                                   ------------    ------------
                                                                   $  1,622,000    $  2,369,000
                                                                   ============    ============

See notes to condensed financial statements                                    3

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                        CONDENSED STATEMENT OF OPERATIONS




                                                THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                               ----------------------------    ----------------------------
                                                   2005            2004            2005            2004
                                               ------------    ------------    ------------    ------------
Operating expenses:
   General and administrative
   Patent Costs                                $    242,000    $    218,000    $    480,000    $    582,000
                                                                                    500,000

LOSS BEFORE INTEREST INCOME                        (242,000)       (218,000)       (980,000)       (582,000)
Interest income - net                                13,000              --          20,000           1,000
                                               ------------    ------------    ------------    ------------

Net Loss                                           (229,000)       (218,000)       (960,000)       (581,000)
                                               ============    ============    ============    ============


Deemed dividend on additional warrant
antidilutution adjustment                                --              --          (6,000)             --



Net loss attributable to common stockholders   $   (229,000)   $   (218,000)   $   (966,000)   $   (581,000)
                                               ------------    ------------    ------------    ------------


LOSS PER COMMON SHARE: BASIC AND DILUTED       $      (0.01)   $      (0.02)   $      (0.05)   $      (0.05)
                                               ============    ============    ============    ============


WEIGHTED AVERAGE SHARES: BASIC AND DILUTED       17,697,572      14,129,308      17,657,793      11,221,883
                                               ============    ============    ============    ============







See notes to condensed financial statements                                    4

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                 SIX MONTHS ENDED JUNE 30,
                                                                ============================
                                                                    2005            2004
                                                                ============    ============
Cash flows from operating activities:
   Net loss                                                     $   (960,000)   $   (581,000)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation and amortization                                    3,000           3,000
      Valuation adjustment for outstanding stock options             (32,000)         78,000
      Issuance of options and warrants for services rendered          20,000              --

   Changes in:
      Prepaid expenses and other current assets                       46,000          49,000
      Security Deposits                                               (6,000)             --
      Accounts payable, accrued expenses and other
      current liabilities                                           (375,000)        (79,000)
                                                                ------------    ------------

          Net cash used in operating activities                   (1,304,000)       (530,000)
                                                                ------------    ------------

Cash Flows from Investing Activities                                      --              --
                                                                ------------    ------------
Cash Flows from Financing Activities Issuance of Common Stock        600,000              --
                                                                ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (704,000)       (530,000)
Cash and cash equivalents, beginning of period                     2,177,000         984,000
                                                                ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  1,473,000    $    454,000
                                                                ============    ============



NON-CASH TRANSACTIONS:

Non-employee compensation paid with equity stock options        $    262,000    $     51,000
                                                                ============    ============
Par value of Common stock issued on conversion of Series
D and E Preferred stock                                                   --    $     67,000
                                                                ============    ============




See notes to condensed financial statements                                    5

NETWORK-1 SECURITY SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] BASIS OF PRESENTATION:

The accompanying condensed financial statements as of June 30, 2005 and for the three and six month periods ended June 30, 2005 and June 30, 2004, are unaudited, but, in the opinion of the management of Network-1 Security Solutions, Inc. (the "Company"), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 2005, the results of its operations and its cash flows for the three and six month periods ended June 30, 2005 and 2004. The condensed financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2005 and 2004 are not necessarily indicative of the results of operations to be expected for the full year.


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

On November 18, 2003, the Company acquired the Patent Portfolio from Merlot Communications, Inc., a broadband communications solutions provider. In February 2004, the Company initiated licensing efforts relating to one of its patents (U.S. Patent No. 6,218,930) covering the remote delivery of power over Ethernet cables (the "Remote Power Patent"). As of June 30, 2005, the Company transmitted letters to approximately 85 companies offering licenses to the Remote Power Patent. To date the Company has not entered into any license agreements with third parties with respect to its Remote Power Patent.

NETWORK-1 SECURITY SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS


[2] BUSINESS: (CONTINUED)

(b) As reflected in the accompanying financial statements, the Company has incurred substantial losses and has experienced net cash outflows from operations for 2004 and the three and six month periods ended June 30, 2005. For the year ended December 31, 2004 and the three and six month periods ended June 30, 2005, the Company had no revenue from operations. The Company will continue to have operating losses for the foreseeable future until it is successful in licensing its patented technologies. The Company is dependent upon debt and equity financing until it generates cash flows from operations. In December 2004 and January 2005, the Company completed a private placement of its equity securities. As a result of such private placement, the Company has cash and cash equivalents of $2,177,000 as of December 31, 2004 and $1,473,000 as of June 30, 2005. The Company believes its current cash position will more likely than not be sufficient to satisfy the Company's operations and capital requirements until September 2006, although there can be no assurance that such funds will not be expended prior thereto. If necessary, the Company will take further action which it believes is required to sustain its operations for the next twelve months.


[3] STOCK-BASED COMPENSATION:

The Company accounts for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was released in December 2002 as an amendment of SFAS No. 123. The following table illustrates the effect on net loss and net loss per share attributable to common stockholders as if the fair value-based method of SFAS No. 123 had been applied to all awards.

NETWORK-1 SECURITY SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS


[3] STOCK-BASED COMPENSATION: (continued)

                                                          SIX  MONTHS ENDED JUNE 30,
                                                         ============================
                                                             2005            2004
                                                         ============    ============
Reported net loss attributable to common stockholders    $   (966,000)   $   (581,000)
Stock-based employee compensation expense included in
    the reported net loss, net of related tax effects              --              --
Stock-based employee compensation determined under the
    fair value-based method, net of related tax effects      (433,000)         (3,000)
                                                         ------------    ------------

Pro forma net loss                                       $ (1,399,000)   $   (584,000)
                                                         ============    ============
Loss per common share (basic and diluted):
    As reported                                          $      (0.05)   $      (0.05)
                                                         ============    ============

    Pro forma                                            $      (0.08)   $      (0.05)
                                                         ============    ============


    The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing utilizing the following weighted average assumptions:

                                           SIX MONTHS ENDED JUNE 30,
                                         ----------------------------
                                             2005            2004
                                         ------------    ------------
Risk-free interest rates                        3.95%           3.93%
Expected option life in years               3.00-7.00            3.00
Expected stock price volatility               220.65%         229.49%
Expected dividend yield                         0.00%           0.00%

NETWORK-1 SECURITY SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS


[4] REVENUE RECOGNITION:

The Company plans on recognizing revenue received from the licensing of its intellectual property portfolio in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB No. 104") and related authoritative pronouncements. Under this guidance, revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the license agreement, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured.


[5] LOSS PER SHARE:

Basic net loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted loss per share data includes the dilutive effects of options, warrants and convertible securities. Potential shares of 10,782,080 and 11,142,244 for the three and six month periods ending June 30, 2005 are antidilutive and are not included in the calculation of diluted loss per share. Potential shares of 6,053,104 for the three and six month periods ending June 30, 2004 are antidilutive and are not included in the calculation of diluted loss per share. Such potential common shares reflect options and warrants.


[6] CASH EQUIVALENTS:

The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). At June 30, 2005, the Company maintained cash balance of approximately $1,459,000 in one financial institution.

NOTE B - AMENDED PATENT PURCHASE AGREEMENT:

In November 2003, the Company acquired a portfolio of telecommunications and data networking patents (six patents) from Merlot Communications, Inc. ("Merlot"). The purchase price for the Patent Portfolio was $100,000, paid in cash. The cash price paid has been capitalized and is being amortized over the remaining useful life of each patent. In addition, the Company has granted Merlot a nonexclusive, royalty free, perpetual license for the term of each patent to use the patents for the development, manufacture or sale of its own branded products to end users. The Company had agreed to pay Merlot 20% of the net income, as defined, after the first $4,000,000 of net income realized by the Company on a per patent basis from the sale or licensing of the patents. On January 18, 2005, the Company and Merlot amended the Patent Purchase Agreement (the "Amendment") pursuant to which the Company paid additional purchase price of $500,000 to Merlot in consideration for the restructuring of future contingent payments to Merlot from the licensing or sale of the Patents. The Amendment provides for future contingent payments by the Company to Merlot of $1.0 million upon achievement of $25 million of Net Royalties (as defined), an additional $1.0 million upon achievement of $50 million of Net Royalties and an additional $500,000 upon achievement of $62.5 million of Net Royalties from licensing or sale of the patents acquired from Merlot. Certain principal stockholders of the Company and related parties are also principal stockholders of Merlot and were also directors of Merlot at the time of the original

NETWORK-1 SECURITY SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE B - AMENDED PATENT PURCHASE AGREEMENT: (continued)

agreement in November 2003 and the Amendment. The Company has treated this expenditure as an expense called Patent Costs for the six months ended June 30, 2005.

NOTE C - PRIVATE PLACEMENT

[1] On December 21, 2004, the Company completed the first closing of a private placement of 2,085,000 shares of common stock and three-year warrants to purchase 1,563,750 shares of common stock (warrants to purchase 1,042,500 shares of common stock at an exercise price of $1.25 and warrants to purchase 521,250 shares of common stock at an exercise price of $1.75) for an aggregate purchase price of $2,035,000, net of $50,000 issuance costs. On January 13, 2005, the Company completed a second closing with respect to the private placement of securities, which consisted of an additional 600,000 shares of common stock and warrants to purchase an additional 450,000 shares of common stock for an aggregate purchase price of $600,000. In connection with the private placement, the Company issued to a finder, warrants to purchase 50,000 shares of common stock at an exercise price of $1.00 expiring in December 2009. As part of the private placement, the Company filed a registration statement on June 21, 2005, to register the common stock and the shares issuable upon exercise of the warrants.

[2] In connection with the private placement and anti-dilutive provisions for the warrants previously issued to Falconstor Software, Inc., the Company issued warrants to purchase an aggregate of 135,000 additional shares of common stock at an exercise price of $1.00 per share expiring in October 2006. The associated expense, which is treated as an imputed dividend, is based on the fair value of these warrants using the Black-Scholes model utilizing the risk-free interest rate of 3.01%, life of 2 years, volatility of 270% and dividend yield of 0%. Such expense was $6,000 and is included in the accompanying statement of operations for the six month period ended June 30, 2005.

NOTE D - LIABILITY TO BE SETTLED WITH EQUITY INSTRUMENTS

On April 18, 2002, in consideration of additional consulting and financial advisory services, the Company issued to CMH Capital Management Corp., an entity solely owned by Corey M. Horowitz, Chairman and Chief Executive Officer of the Company, an option to purchase 750,000 shares of the common stock at an exercise price of $1.20 per share, which was the market price of the Company's common stock on the date of issuance. The options vest over a three-year period in equal amounts of 250,000 per year beginning April 18, 2003. In addition, the options shall vest in full in the event of a "change of control" or in the event that the closing price of the Company's common stock reaches a minimum of $3.50 per share for 20 consecutive trading days. These options are treated as contingent options and were originally priced in the quarter ended June 30, 2002 at $416,000. Subsequently, they are revalued at each balance sheet date. On April 18, 2003, 250,000 of these options vested, having a fair value of $5,000. Accordingly, $5,000 was reallocated to additional paid-in capital with a corresponding reduction to the liability. On April 18, 2004, 250,000 of these options vested having a fair value of $51,000. Accordingly, $51,000 was reallocated to additional paid-in-capital with a corresponding reduction to the liability. On April 18, 2005 the remaining 250,000 options vested

NETWORK-1 SECURITY SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE D - LIABILITY TO BE SETTLED WITH EQUITY INSTRUMENTS: (CONTINUED)

and were revalued from $294,000 at December 31, 2004 to $262,000 which was then reallocated to additional paid in capital. Any increase or decrease in the valuation has been reflected as an addition or reduction of general and administrative expenses at each balance sheet date.

NOTE E - EQUITY TRANSACTION

During the three months ended June 30, 2005, the Company issued options to purchase an aggregate of 125,000 shares of common stock to two consultants, for services rendered, under its stock option plan. The options were valued at their fair market value on the date of the grant and vest ratably under the terms of the grant over the next two years.

NOTE F - COMMITMENTS AND CONTINGENCIES

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

NOTE G - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

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

Mr. Horowitz shall receive severance equal to 12 months base salary in the event his employment is terminated "without cause" or by Mr. Horowitz for "good reason". Mr. Horowitz was also granted certain anti-dilution rights which provide that if at any time during the period

NETWORK-1 SECURITY SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE G - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS: (CON'T)

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

NOTE H - LITIGATION

In March 2004, PowerDsine Inc. ("PowerDsine") commenced an action against the Company in the United District Court, Southern District of New York, seeking a declaratory judgment that the Company's patent (U.S. Patent No. 6,218,930) covering the remote delivery of power over Ethernet is not infringed by PowerDsine and/or its customers. PowerDsine further seeks an order permanently enjoining the Company (i) from making any claims to any person or entity that PowerDsine's products infringe the Remote Power Patent or contribute to infringement of the patent, (ii) from interfering with or threatening to interfere with the importation, sale, license or use of PowerDsine's power over Ethernet components or products, and (iii) from instituting or prosecuting any lawsuit or proceeding placing at issue the right of PowerDsine, its customers, licensees, successors, or assigns to import, use or sell PowerDsine's power over Ethernet components or products. The Company believes its Remote Power Patent is valid and has meritorious defenses to the action. On December 1, 2004, the Company moved to dismiss the declaratory judgment action asserting, among other things, that there is no actual case or controversy because PowerDsine did not have reasonable apprehension of suit at the time the case was filed, and therefore the court lacks jurisdiction over the matter. On January 21, 2005, the Company's motion to dismiss was denied. The Company is engaged in settlement discussion with PowerDsine in an effort to resolve the litigation. In the event the Company is unable to settle the litigation, the Company intends to vigorously defend the action and take whatever actions are necessary to protect its intellectual property. In the event, however, that the Court grants the declaratory judgment and the Company's patent is determined to be invalid, such a determination would have a material adverse effect on the Company.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED BEGINNING ON PAGES 15-20 OF THIS QUARTERLY REPORT ON 10-QSB FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005.


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

         To date the Company has incurred significant losses and at June 30, 2005 had an accumulated deficit of $(43,949,000). For the year ended December 31, 2004, the Company incurred a net loss of $(1,953,000) and incurred a net loss of $(960,000) for the six months ended June 30, 2005. Management anticipates that the Company will continue to incur losses until it enters into material license agreements with respect to its patented technologies. The Company has not achieved any revenue from its technology licensing business. To date the Company has not entered any licensing agreements with third parties with respect to its Remote Power Patent or the Company's other patented technologies. The Company's inability to consummate license agreements and achieve revenue from its patented technologies would have a material adverse effect on its operations and its ability to continue business.

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

         The Company faces uncertainty as to the outcome of its litigation with PowerDsine. Although the Company is currently involved in discussions with PowerDsine in an effort to resolve the litigation, the Company may not be able to achieve a satisfactory settlement. In the event that the Company is unable to settle the litigation, the Company intends to vigorously defend the lawsuit and take whatever actions are necessary to protect its intellectual property.

         On December 21, 2004 and January 13, 2005, the Company completed a private offering of its equity securities resulting in gross proceeds of $2,685,000. At June 30, 2005, the Company had $1,473,000 of cash and cash equivalents and working capital of $960,000. The Company anticipates, based on currently proposed plans and assumptions, relating to its operations, that its cash and cash equivalents of approximately $1,473,000 as of June 30, 2005 will more likely than not be sufficient to satisfy the Company's operations and capital requirements until September 2006. There can be no assurance, however, that such funds will not be expended prior thereto. In the event the Company's plans change, or its assumptions change, or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), the Company may have insufficient funds to support its operations prior to September 2006. The Company's inability to consummate licensing arrangements with respect to its Remote Power Patent and generate revenues therefrom on a timely basis or obtain additional financing when needed would have a material adverse effect on the Company, requiring it to curtail or cease operations. In addition, any equity financing may involve substantial dilution to the current stockholders of the Company.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company operates in a highly competitive environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights the most material of the risks.

WE HAVE A HISTORY OF LOSSES AND NO REVENUE FROM CURRENT OPERATIONS.

We have incurred substantial operating losses since our inception, which has resulted in an accumulated deficit of $(43,949,000) as of June 30, 2005. For the years ended December 31, 2004 and 2003, we incurred net losses of $(1,953,000) and $(614,000), respectively. For the six months ended June 30, 2005, we incurred a net loss of $(960,000). We have financed our operations primarily by sales of equity securities as well as the sale of our CyberWall PLUS security software technology in May 2003. Since December 2002, when we discontinued our security software products and following the commencement of our new technology licensing business in November 2003, we have not had material revenue from operations and for the year ended December 31, 2004 and the six months ended June 30, 2005 we had no revenue from operations. Our ability to achieve revenue and generate positive cash flow from operations is dependent upon consummating licensing agreements with respect to our patented technology. We may not be successful in achieving licensing agreements with third parties and our failure to do so would have a material adverse effect on our business, financial condition and results of operations. We may not be able to achieve revenue or generate positive cash flow from operations from our new licensing business.


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

OUR NEW LICENSING BUSINESS MAY NOT BE SUCCESSFUL.

In November 2003, we entered the technology licensing business following our acquisition of six patents relating to various telecommunications and data networking technologies including, among others, patents covering the delivery of remote power over Ethernet and the transmission of audio, video and data over computer and telephony networks. Accordingly, we have a very limited history in the technology licensing business upon which an evaluation of our prospects and future performance can be made. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the development, operation and expansion of a new business based on patented technologies in a highly specialized and competitive market. We may not be able to achieve revenue or profitable operations from our new licensing business.


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

On November 30, 2004, we entered into a Master Services Agreement (the "Agreement") with ThinkFire Services USA, Ltd. ("ThinkFire") pursuant to which we granted ThinkFire the exclusive (except for us and related companies) worldwide rights to negotiate license agreements for the Remote Power Patent with respect to certain potential licensees agreed between the parties. Either we or ThinkFire can terminate the Agreement upon 60 days notice for any reason or upon 30 days notice in the event of a material breach. We have agreed to pay ThinkFire a fee not to exceed 20% of the royalty payments received from license agreements consummated by ThinkFire on our behalf. ThinkFire may not be successful in consummating license agreements on our behalf and even if such agreements are consummated they may not result in significant royalty payments to us.


OUR SUCCESS IS DEPENDENT UPON OUR ABILITY TO PROTECT OUR PROPRIETARY
TECHNOLOGIES.

Our success is substantially dependent upon our proprietary technologies and our ability to protect our intellectual property rights. We currently hold 6 patents issued by the U.S. Patent Office that relate to various telecommunications and data networking technologies and include among other things, patents covering the transmission of audio, voice and data over computer and telephony networks and the delivery of remote PoE networks. We rely upon our patents and trade secret laws, non-disclosure agreements with our employees, consultants and third parties to protect our intellectual property rights. The complexity of patent and common law, combined with our limited resources, create risk that our efforts to protect our proprietary technologies may not be successful. We cannot assure you that our patents will be upheld or that third parties will not invalidate our patent rights. In the event our intellectual property rights are not upheld, such an event would have a material adverse effect on us. In addition, there is a risk that third parties may independently develop substantially equivalent or superior technologies.


ANY LITIGATION TO PROTECT OUR INTELLECTUAL PROPERTY OR ANY THIRD PARTY CLAIMS TO INVALIDATE OUR PATENTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

Our success depends on our ability to protect our intellectual property rights. In the future, it may be necessary for us to commence patent litigation against third parties whom we believe require a license to our patents. In addition, we may be subject to third-party claims seeking to invalidate our patents, as is the case with the action commenced by PowerDsine relating to our Remote Power Patent as discussed below. These types of claims, with or without merit, may subject us to costly litigation and diversion of management's focus. In addition, based on our limited financial resources, we may not be able to pursue litigation as aggressively as competitors with substantially greater financial resources. Based on our limited financial resources, it may be necessary for us to engage third party professionals on a contingency basis pursuant to which such parties would be entitled to share in the proceeds of any successful enforcement of our intellectual property rights. If third parties making claims against us seeking to invalidate our patent are successful, they may be able to obtain injunctive or other equitable relief, which effectively could block our ability to license or otherwise capitalize on our proprietary technologies. Successful litigation against us resulting in a determination that our patents are invalid would have a material adverse effect on our company.


WE FACE UNCERTAINTY AS TO THE OUTCOME OF LITIGATION WITH POWERDSINE.

In March 2004, PowerDsine Inc. ("PowerDsine") commenced an action against us in the United District Court, Southern District of New York (Civil Action No. 04 CV
2502) seeking a declaratory judgment that our Remote Power Patent is invalid and is not infringed by PowerDsine and/or its customers. PowerDsine further seeks an order permanently enjoining us (i) from making any claims to any person or entity that PowerDsine's products infringe the Remote Power Patent or contribute to infringement of the patent, (ii) from interfering with or threatening to interfere with the importation, sale, license or use of PowerDsine's PoE components or products, and (iii) from instituting or prosecuting any lawsuit or proceeding placing at issue the right of PowerDsine, its customers, licensees, successors, or assigns to import, use or sell PowerDsine's PoE components or products. We believe our Remote Power Patent is valid and that we have meritorious defenses to the action. On December 1, 2004, we moved to dismiss the declaratory judgment action asserting, among other things, that there is no actual case or controversy because PowerDsine did not have reasonable apprehension of suit at the time the case was filed, and therefore, the court lacks jurisdiction over the matter. On January 21, 2005 our motion to dismiss was denied. We are engaged in settlement discussions with PowerDsine in an effort to resolve the litigation. In the event that we are unable to settle the litigation, we intend to vigorously defend the lawsuit and take whatever actions are necessary to protect our intellectual property. In the event, however, that the Court granted the declaratory judgment and our Remote Power Patent was determined to be invalid, such a determination would have a material adverse effect on us. Regardless of the outcome, this litigation may subject us to significant costs and diversion of management time.


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


DEPENDENCE UPON CEO AND CHAIRMAN.

Our success will largely be dependent upon the personal efforts of Corey M. Horowitz, Chairman and Chief Executive Officer and Chairman of the Board of Directors. On November 26, 2004, we entered into a two (2) year employment agreement with Mr. Horowitz pursuant to which he continues to serve as our Chairman and Chief Executive Officer. We do not maintain key man life insurance on the life of Mr. Horowitz. The loss of the services of Mr. Horowitz would have a material adverse effect on our business and prospects.


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


THE SIGNIFICANT NUMBER OF OPTIONS AND WARRANTS OUTSTANDING MAY ADVERSELY EFFECT THE MARKET PRICE FOR OUR COMMON STOCK.

As of June 30, 2005, there are outstanding (i) options and warrants to purchase an aggregate of 11,142,244 shares of our common stock at exercise prices ranging from $.12 to $10.13, and (ii) 82,630 additional shares of our common stock which may be issued in the future under our stock option plan. To the extent that outstanding options and warrants are exercised, stockholder percentage ownership will be diluted and any sales in the public market of the common stock underlying such options may adversely affect prevailing market prices for our common stock.

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


ITEM 3.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer have reviewed the disclosure controls and procedures of the Company as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based upon this review, these officers concluded that, as of the end of the period covered by this Quarterly Report on Form 10-QSB, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.

(b) Changes in Internal Controls.

There was no change in the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting during the last fiscal quarter included in this report or from the end of the reporting period to the date of this Quarterly Report on Form 10-QSB.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In March 2004, PowerDsine Inc. ("PowerDsine") commenced an action against the Company in the United District Court, Southern District of New York, seeking a declaratory judgment that the Company's patent (U.S. Patent No. 6,218,930) covering the remote delivery of power over Ethernet (the "Remote Power Patent") is not infringed by PowerDsine and/or its customers. PowerDsine further seeks an order permanently enjoining the Company (i) from making any claims to any person or entity that PowerDsine's products infringe the Remote Power Patent or contribute to infringement of the patent, (ii) from interfering with or threatening to interfere with the importation, sale, license or use of PowerDsine's power over Ethernet components or products, and (iii) from instituting or prosecuting any lawsuit or proceeding placing at issue the right of PowerDsine, its customers, licensees, successors, or assigns to import, use or sell PowerDsine's power over Ethernet components or products. The Company believes its Remote Power Patent is valid and has meritorious defenses to the action. On December 1, 2004, the Company moved to dismiss the declaratory judgment action asserting, among other things, that there is no actual case or controversy because PowerDsine did not have reasonable apprehension of suit at the time the case was filed, and therefore the court lacks jurisdiction over the matter. On January 21, 2005, the Company's motion to dismiss was denied. The Company is engaged in settlement discussions with PowerDsign in an effort to resolve the litigation. In the event the Company is unable to settle the litigation, the Company intends to vigorously defend the action and take whatever actions are necessary to protect its intellectual property. In the event, however, that the Court grants the declaratory judgment and the Company's patent is determined to be invalid, such a determination would have a material adverse effect on the Company.


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

None.

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


                                      NETWORK-1 SECURITY SOLUTIONS, INC.



                                      BY: /S/ COREY M. HOROWITZ
                                          ---------------------------
                                          COREY M. HOROWITZ
                                          CHAIRMAN AND CHIEF EXECUTIVE OFFICER



                                      BY: /S/ DAVID C. KAHN
                                          ---------------------------
                                          DAVID C. KAHN
                                          CHIEF FINANCIAL OFFICER







DATDATE:  AUGUST 2, 2005