Form 10KSB/A
period 2004-12-30
NETWORK 1 SECURITY SOLUTIONS INC
filed 2005-08-17
CIK 1065078

================================================================================

                    U. S. Securities and Exchange Commission

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

     The aggregate market value of the voting common stock of the registrant held by non-affiliates computed by reference to the price at which the stock was sold on March 31, 2005 was approximately $10,275,873.

     The number of shares of Common Stock outstanding as of March 31, 2005 was 17,697,572.


     Transitional Small Business Disclosure Format (Check One): Yes [_] No [X]

================================================================================

                                EXPLANATORY NOTE

     This Form 10-KSB/A of Network-1 Security Solutions, Inc. is being filed solely for the purpose of amending Part II, Item 8A of our Form 10-KSB for the year ended December 31, 2004 to provide additional disclosure regarding our "Controls and Procedures."

ITEM 8A  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

     The Company's Chief Executive Officer and Chief Financial Officer have reviewed the disclosure controls and procedures of the Company as of the end of the period covered by this Annual Report on Form 10-KSB. Based upon this review, these officers concluded that, as of the end of the period covered by this Annual Report on Form 10-KSB, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.

(b) Changes in Internal Controls.

     There was no change in the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting during the last fiscal quarter included in this report.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 17, day of August 2005.



                                       NETWORK-1 SECURITY SOLUTIONS, INC.

                                       By  /s/ Corey M. Horowitz
                                           -------------------------------------
                                           Corey M. Horowitz
                                           Chairman and Chief Executive Officer

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the following persons in the capacities and on the dates indicated:


NAME                             TITLE                           DATE
----                             -----                           ----


/s/ Corey M. Horowitz            Chairman and Chief Executive    August 17, 2005
-------------------------------  Officer, Chairman of the Board
Corey M. Horowitz                of Directors (principal
                                 executive officer)


/s/ David Kahn                   Chief Financial Officer         August 17, 2005
-------------------------------
David Kahn


/s/ Robert Graifman              Director                        August 17, 2005
-------------------------------
Robert Graifman


/s/ Robert Pons                  Director                        August 17, 2005
-------------------------------
Robert Pons