Form 10QSB/A
period 2005-06-30
NETWORK 1 SECURITY SOLUTIONS INC
filed 2005-08-17
CIK 1065078

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

                                EXPLANATORY NOTE

     This Form 10-QSB/A of Network-1 Security Solutions, Inc. is being filed solely for the purpose of amending Item 3 of our Form 10-QSB for the quarterly period ended March 31, 2005 to provide additional disclosure regarding our "Controls and Procedures."

ITEM 3  CONTROLS AND PROCEDURES.

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


                                       NETWORK-1 SECURITY SOLUTIONS, INC.


                                       By:  /s/ Corey M. Horowitz
                                            ------------------------------------
                                            Corey M. Horowitz
                                            Chairman and Chief Executive Officer



                                       By:  /s/ David C. Kahn
                                            ------------------------------------
                                            David C. Kahn
                                            Chief Financial Officer


Date:  August 17, 2005