Form 10QSB
period 2005-09-30
NETWORK 1 SECURITY SOLUTIONS INC
filed 2005-11-15
CIK 1065078

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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


     The number of shares of Common Stock, $.01 par value per share, outstanding as of November 4, 2005 was 17,697,572.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X].

     Transitional Small Business Disclosure Format (check one): Yes [_] No [X]


================================================================================

NETWORK-1 SECURITY SOLUTIONS, INC.

                                      INDEX



                                                                        Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
         Condensed Balance Sheets as of September 30, 2005 (unaudited)
         and December 31, 2004...............................................  3

         Condensed Statements of Operations for the three and nine months ended September 30, 2005 and 2004 (unaudited)........................ 4

         Condensed Statements of Cash Flows for the nine months
         ended September 30, 2005 and 2004 (unaudited)........................ 5

         Notes to Unaudited Condensed Financial Statements...................  6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........... 14

Item 3.  CONTROLS AND PROCEDURES............................................. 22




PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......... 23

Item 3.  Defaults Upon Senior Securities..................................... 23

Item 4.  Submission of Matters to a Vote of Security Holders................. 23

Item 5.  Other Information................................................... 23

Item 6.  Exhibits and Reports on Form 8-K.................................... 23


SIGNATURES................................................................... 24

                       NETWORK-1 SECURITY SOLUTIONS, INC.

                            CONDENSED BALANCE SHEETS

                                                                          SEPTEMBER 30,     DECEMBER 31,
                                                                              2005              2004
                                                                          ============      ============
                                                                           (UNAUDITED)
ASSETS
------
Current assets:
   Cash and cash equivalents                                              $  1,257,000      $  2,177,000
   Prepaid expenses and other current assets                                    30,000           100,000
                                                                          ------------      ------------

        Total current assets                                                 1,287,000         2,177,000

Patents                                                                         87,000            92,000
Security Deposit                                                                 6,000              --
                                                                          ------------      ------------
                                                                          $  1,380,000      $  2,369,000
                                                                          ============      ============
LIABILITIES
-----------
Current liabilities:
   Accounts payable                                                       $     83,000      $    437,000
   Accrued expenses and other current liabilities                              516,000           505,000
                                                                          ------------      ------------

        Total current liabilities                                              599,000           942,000
                                                                          ------------      ------------

Liability to be settled with equity instrument                                    --             294,000
                                                                          ------------      ------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
--------------------
Common stock - $0.01 par value ; authorized 50,000,000 shares;
   17,697,572 shares issued and outstanding at September 30, 2005 and
   17,097,572 at December 31, 2004                                             177,000           171,000

Additional paid-in capital                                                  44,873,000        43,951,000
Accumulated deficit                                                        (44,269,000)      (42,989,000)
                                                                          ------------      ------------

                                                                               781,000         1,133,000
                                                                          ------------      ------------
                                                                          $  1,380,000      $  2,369,000
                                                                          ============      ============

See notes to unaudited condensed financial statements.

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                                     ----------------------------    ----------------------------
                                                         2005            2004            2005            2004
                                                     ------------    ------------    ------------    ------------
                                                                                                     (as restated -
                                                                                                       see Note 3)
Operating expenses:
          General and administrative                 $    329,000    $    280,000    $    809,000    $    862,000
           Patent Costs                                                                   500,000



LOSS BEFORE INTEREST INCOME                              (329,000)       (280,000)     (1,309,000)       (862,000)
Interest income - net                                       9,000            --            29,000           1,000
                                                     ------------    ------------    ------------    ------------

Net Loss                                                 (320,000)       (280,000)     (1,280,000)       (861,000)
                                                     ============    ============    ============    ============


Deemed dividend on additional warrant
antidilutution adjustment                                                                  (6,000)
Deemed dividend on Preferred Stock conversion                                                            (273,000)

Net loss attributable to common stockholders         $   (320,000)   $   (280,000)   $ (1,286,000)   $ (1,134,000)
                                                     ------------    ------------    ------------    ------------








LOSS PER COMMON SHARE: BASIC AND DILUTED             $      (0.02)   $      (0.02)   $      (0.07)   $      (0.08)
                                                     ============    ============    ============    ============



WEIGHTED AVERAGE SHARES: BASIC AND DILUTED             17,697,572      15,012,572      17,671,198      14,108,917
                                                     ============    ============    ============    ============


              See notes to unaudited condensed financial statements

                       NETWORK-1 SECURITY SOLUTIONS , INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                   ============================
                                                                       2005            2004
                                                                   ============    ============
Cash flows from operating activities:
 Net loss                                                          $ (1,280,000)   $   (861,000)
 Adjustments to reconcile net loss to net cash used in
 operating activities:
    Depreciation and amortization                                         5,000           5,000
    Valuation adjustment for outstanding stock options                  (32,000)        114,000
    Issuance of options and warrants for services rendered               68,000            --


    Changes in:
       Prepaid expenses and other current assets                         70,000          74,000
       Security Deposits                                                 (6,000)           --
       Accounts payable, accrued expenses and other
         current liabilities                                           (343,000)         17,000
                                                                   ------------    ------------

          Net cash used in operating activities                      (1,520,000)       (651,000)
                                                                   ------------    ------------
Cash Flows from Investing Activities                                       --              --
                                                                   ------------    ------------
Cash Flows from Financing Activities
    Issuance of Common Stock                                            600,000            --

                                                                   ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (920,000)       (651,000)
Cash and cash equivalents, beginning of period                        2,177,000         984,000
                                                                   ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  1,257,000    $    333,000
                                                                   ============    ============




NON-CASH TRANSACTIONS:
Non-employee compensation paid with equity stock options           $    262,000    $     51,000
                                                                   ============    ============

Par value of Common stock issued on conversion of Series D and E
Preferred stock                                                            --      $     67,000
                                                                   ============    ============

See notes to unaudited condensed financial statements

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] BASIS OF PRESENTATION:

The accompanying condensed financial statements as of September 30, 2005 and for the three and nine month periods ended September 30, 2005 and September 30, 2004, are unaudited, but, in the opinion of the management of Network-1 Security Solutions, Inc. (the "Company"), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 2005, the results of its operations and its cash flows for the three and nine month periods ended September 30, 2005 and 2004. The condensed financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results of operations to be expected for the full year.

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

On November 18, 2003, the Company acquired the Patent Portfolio from Merlot Communications, Inc., a broadband communications solutions provider. In February 2004, the Company initiated licensing efforts relating to one of its patents (U.S. Patent No. 6,218,930) covering the remote delivery of power over Ethernet cables (the "Remote Power Patent"). As of September 30, 2005, the Company transmitted letters to approximately 85 companies offering licenses to the Remote Power Patent. To date the Company has not entered into any license agreements with third parties with respect to its Remote Power Patent.

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

[2] BUSINESS: (CONTINUED)

(b) As reflected in the accompanying financial statements, the Company has incurred substantial losses and has experienced net cash outflows from operations for 2004 and the nine month period ended September 30, 2005. For the year ended December 31, 2004 and the nine month period ended September 30, 2005, the Company had no revenue from operations. The Company will continue to have operating losses for the foreseeable future until it is successful in licensing its patented technologies. The Company is dependent upon debt and equity financing until it generates cash flows from operations. In December 2004 and January 2005, the Company completed a private placement of its equity securities. As a result of such private placement, the Company has cash and cash equivalents of $2,177,000 as of December 31, 2004 and $1,257,000 as of September 30, 2005. The Company believes its current cash position will more likely than not be sufficient to satisfy the Company's operations and capital requirements until September 2006, although there can be no assurance that such funds will not be expended prior thereto. If necessary, the Company will take further action which it believes is required to sustain its operations for the next twelve months.

[3] - RESTATEMENT:

The Company has restated its condensed statements of operations for the nine months ended September 30, 2004 presented in this Quarterly Report on Form 10-QSB for the nine months ended September 30, 2005, following comments received from the staff of the Division of Corporation Finance of the Securities and Exchange Commission and the resulting discussions with the staff pertaining to the Company's Annual Report on 10-KSB for the year ended December 31, 2004 ("2004 10-KSB").

The Company's 2004 10-KSB included disclosure in Note D [1] pertaining to its April 2004 exchange transaction pursuant to which all holders the Company's outstanding Series E convertible preferred stock ("Series E") and Series D convertible preferred stock ("Series D") (collectively, the Series E and Series D, the "Preferred Stock") exchanged their preferred shares for shares of common stock of the Company (the "2004 Exchange Transaction"). The Staff commented on the Company's accounting of the 2004 Exchange Transaction which included discussions concerning whether or not the Preferred Stock contained a "beneficial conversion feature" which should be accounted for under Emerging Issues Task Force Issue No. (EITF) 00-27 as a deemed dividend and included in the net loss attributable to common stockholders and the per share amounts.

In the 2004 Exchange Transaction, the Company entered into an exchange agreement with the holders of all of the Company's outstanding shares of Series E (Series E") and Series D ("Series D") convertible preferred stock to exchange 2,483,508 shares of Series E for 6,208,770 shares of common stock and 231,054 shares of Series D for 489,348 shares of common stock. The holders of the Series E and Series D received 1.25 times the number of shares of common stock that each preferred stockholder would have otherwise received upon conversion. The holders of preferred stock participating in the exchange included, among others, CMH Capital Management Corp. (1,084,935 Series E shares), the sole owner and officer of which is Corey M. Horowitz, Chairman and Chief Executive Officer of the Company, the wife of Corey M.
Horowitz, (35,377 Series E

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

[3] - RESTATEMENT: (CONTINUED)

shares) and other principal stockholders of the Company (990,552 of Series E shares and 209,125 of Series D shares). Upon closing of the 2004 Exchange Transaction, there were no shares of preferred stock outstanding. In its original accounting for the 2004 Exchange Transaction, the Company did not reflect a deemed dividend.

The Company has concluded that it should have recognized a deemed dividend as a result of the beneficial conversion feature in accordance with ETIF 00-27. The change in the accounting treatment for the 2004 Exchange Transaction and the restatement of the Company's condensed statement of operations for nine months ended September 30, 2004 resulted in the following changes:

     o the inclusion of a "Deemed Dividend on Preferred Stock Conversion" in the amount of $273,000 for the nine months ended September 30, 2004;

     o increase the net loss attributable to common stockholders by $273,000, to $1,134,000 from $861,000 for the nine months ended September 30, 2004; and

     o increase the loss per common share to $(.08) per share from $(.06) per share basic, and diluted, for the nine months ended September 30, 2004.

The effect of the restatement on the amounts previously reported in the Company's condensed statements of operations included in the Company's Form 10-QSB for the nine months ended September 30, 2004 are as follows:

                                                       Nine Months Ended
                                                       September 30, 2004
                                                 As Previously
                                                   Reported         As Restated
                                                   --------         -----------
STATEMENTS OF OPERATIONS:
Deemed Dividend on Preferred Stock Conversion            --        $    273,000
Net Loss attributable to common stockholders     $    861,000      $  1,134,000
Loss per common share: basic and diluted         $      (0.06)     $      (0.08)

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                                                             NINE  MONTHS ENDED SEPTEMBER 30,
                                                              ==============================
                                                                  2005              2004
                                                              ============      ============
                                                                                 (Restated)
Reported net loss attributable to common stockholders         $ (1,286,000)     $ (1,134,000)
Stock-based employee compensation expense included in the
    reported net loss, net of related tax effects                     --                --
Stock-based employee compensation determined under the
    fair value-based method, net of related tax effects           (433,000)           (3,000)
                                                              ------------      ------------

Pro forma net loss                                            $ (1,719,000)     $ (1,137,000)
                                                              ============      ============

Loss per common share (basic and diluted):
    As reported                                               $      (0.07)     $      (0.08)
                                                              ============      ============

    Pro forma                                                 $      (0.10)     $      (0.08)
                                                              ============      ============

     The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing utilizing the following weighted average assumptions:

                                                   NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                 ----------------------
                                                   2005          2004
                                                 --------      --------
Risk-free interest rates                             3.95%         3.93%
Expected option life in years                    3.00-7.00         3.00
Expected stock price volatility                    220.65%       229.49%
Expected dividend yield                              0.00%         0.00%

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

[5] REVENUE RECOGNITION:

The Company intends on recognizing revenue received from the licensing of its intellectual property portfolio in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB No. 104") and related authoritative pronouncements. Under this guidance, revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the license agreement, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured.

[6] LOSS PER SHARE:

Basic net loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Potential shares of 11,267,244 for the three and nine month periods ending September 30, 2005 are antidilutive and are not included in the calculation of diluted loss per share. Potential shares of 6,053,104 for the three and nine month periods ending September 30, 2004 are antidilutive and are not included in the calculation of diluted loss per share. Such potential common shares reflect options and warrants.

[7] CASH EQUIVALENTS:

The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). At September 30, 2005, the Company maintained cash balance of approximately $1,243,000 in one financial institution.

NOTE B - AMENDED PATENT PURCHASE AGREEMENT

In November 2003, the Company acquired a portfolio of telecommunications and data networking patents (six patents) from Merlot Communications, Inc. ("Merlot"). The purchase price for the Patent Portfolio was $100,000, paid in cash. The cash price paid has been capitalized and is being amortized over the remaining useful life of each patent. In addition, the Company has granted Merlot a nonexclusive, royalty free, perpetual license for the term of each patent to use the patents for the development, manufacture or sale of its own branded products to end users. The Company had agreed to pay Merlot 20% of the net income, as defined, after the first $4,000,000 of net income realized by the Company on a per patent basis from the sale or licensing of the patents. On January 18, 2005, the Company and Merlot amended the Patent Purchase Agreement (the "Amendment") pursuant to which the Company paid additional purchase price of $500,000 to Merlot in consideration for the restructuring of future contingent payments to Merlot from the licensing or sale of the Patents. The Amendment provides for future contingent payments by the Company to Merlot of $1.0 million upon achievement of $25 million of Net Royalties (as defined), an additional $1.0 million upon achievement of $50 million of Net Royalties and an additional $500,000 upon achievement of $62.5 million of Net Royalties from licensing or sale of the patents acquired from Merlot. Certain principal stockholders of the Company and related parties are also principal stockholders of Merlot and were also directors of Merlot at the time of the original agreement in November 2003 and the Amendment. The Company has treated this expenditure as an expense called Patent Costs for the nine months ended September 30, 2005.

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE C - PRIVATE PLACEMENT

[1] On December 21, 2004, the Company completed the first closing of a private placement of 2,085,000 shares of common stock and three-year warrants to purchase 1,563,750 shares of common stock (warrants to purchase 1,042,500 shares of common stock at an exercise price of $1.25 and warrants to purchase 521,250 shares of common stock at an exercise price of $1.75) for an aggregate purchase price of $2,035,000, net of $50,000 issuance costs. On January 13, 2005, the Company completed a second closing with respect to the private placement of securities, which consisted of an additional 600,000 shares of common stock and warrants to purchase an additional 450,000 shares of common stock for an aggregate purchase price of $600,000. In connection with the private placement, the Company paid to a finder $50,000 and issued to such finder warrants to purchase 50,000 shares of common stock at an exercise price of $1.00 expiring in December 2009. As part of the private placement, the Company filed a registration statement on June 21, 2005, to register the common stock and the shares issuable upon exercise of the warrants.

[2] In connection with the private placement and anti-dilutive provisions for the warrants previously issued to Falconstor Software, Inc., the Company issued warrants to purchase an aggregate of 135,000 additional shares of common stock at an exercise price of $1.00 per share expiring in October 2006. The associated expense, which is treated as an imputed dividend, is based on the fair value of these warrants using the Black-Scholes model utilizing the risk-free interest rate of 3.01%, life of 2 years, volatility of 270% and dividend yield of 0%. Such expense was $6,000 and is included in the accompanying statement of operations for the nine month period ended September 30, 2005.

NOTE D - LIABILITY TO BE SETTLED WITH EQUITY INSTRUMENTS

On April 18, 2002, in consideration of additional consulting and financial advisory services, the Company issued to CMH Capital Management Corp., an entity solely owned by Corey M. Horowitz, Chairman and Chief Executive Officer of the Company, an option to purchase 750,000 shares of the common stock at an exercise price of $1.20 per share, which was the market price of the Company's common stock on the date of issuance. The options vest over a three-year period in equal amounts of 250,000 per year beginning April 18, 2003. In addition, the options shall vest in full in the event of a "change of control" or in the event that the closing price of the Company's common stock reaches a minimum of $3.50 per share for 20 consecutive trading days. These options are treated as contingent options and were originally priced in the quarter ended June 30, 2002 at $416,000. Subsequently, they are revalued at each balance sheet date. On April 18, 2003, 250,000 of these options vested, having a fair value of $5,000. Accordingly, $5,000 was reallocated to additional paid-in capital with a corresponding reduction to the liability. On April 18, 2004, 250,000 of these options vested having a fair value of $51,000. Accordingly, $51,000 was reallocated to additional paid-in-capital with a corresponding reduction to the liability. On April 18, 2005 the remaining 250,000 options vested and were revalued from $294,000 at December 31, 2004 to $262,000 which was then reallocated to additional paid in capital. Any increase or decrease in the valuation has been reflected as an addition or reduction of general and administrative expenses at each balance sheet date.

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE E - EQUITY TRANSACTIONS

In August 2005, the Company renewed its arrangement with David C Kahn, CPA to continue as its Chief Financial Officer on a consulting basis through December 31, 2006 and issued options to Mr. Kahn to purchase an aggregate of 75,000 shares of common stock, at an exercise price of $.80 per share, which vested 30,000 shares on the date of grant and the balance of 45,000 shares shall vest in equal amounts of 7,500 shares on a quarterly basis beginning September 30, 2005 through December 31, 2006.

In September 2005, Laurent Ohana was elected to the Board of Directors and was granted an option to purchase 50,000 shares, at an exercise price of $.80 per share, which vest at the rate of 12,500 shares per quarter beginning December 16, 2005.

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

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE G - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS (CONTINUED)

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

NOTE H - LITIGATION

In March 2004, PowerDsine Inc. ("PowerDsine") commenced an action against the Company in the United States District Court, Southern District of New York, seeking a declaratory judgment that the Company's patent (U.S. Patent No. 6,218,930) covering the remote delivery of power over Ethernet is not infringed by PowerDsine and/or its customers. PowerDsine further seeks an order permanently enjoining the Company (i) from making any claims to any person or entity that PowerDsine's products infringe the Remote Power Patent or contribute to infringement of the patent, (ii) from interfering with or threatening to interfere with the importation, sale, license or use of PowerDsine's power over Ethernet components or products, and (iii) from instituting or prosecuting any lawsuit or proceeding placing at issue the right of PowerDsine, its customers, licensees, successors, or assigns to import, use or sell PowerDsine's power over Ethernet components or products. The Company believes its Remote Power Patent is valid and has meritorious defenses to the action. On December 1, 2004, the Company moved to dismiss the declaratory judgment action asserting, among other things, that there is no actual case or controversy because PowerDsine did not have reasonable apprehension of suit at the time the case was filed, and therefore the court lacks jurisdiction over the matter. On January 21, 2005, the Company's motion to dismiss was denied. The Company is engaged in settlement discussion with PowerDsine in an effort to resolve the litigation. In the event the Company is unable to settle the litigation, the Company intends to vigorously defend the action and take whatever actions are necessary to protect its intellectual property. In the event, however, that the Court grants the declaratory judgment and the Company's patent is determined to be invalid, such a determination would have a material adverse effect on the Company.

On August 10, 2005, the Company commenced litigation against D-Link Corporation and D-Link Systems, Incorporated (collectively, "D-Link") in the United States District Court for the Eastern District of Texas, Tyler division (Civil Action No. 6:05W291), for infringement of the Remote Power Patent. The complaint seeks, among other things, a judgment that the Remote Power Patent is duly enforceable and has been infringed by the defendants. The Company also seeks a permanent injunction restraining defendants from continued infringement, or active inducement of infringement by others, of the Remote Power Patent. In the event that the Court determines that the Company's Remote Power Patent was not valid or enforceable, and/or that the defendants did not infringe, any such determination would have a material adverse effect on the Company.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS THAT ARE STATEMENTS THAT INCLUDE INFORMATION BASED UPON BELIEFS OF OUR MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION AVAILABLE TO OUR MANAGEMENT, ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED BEGINNING ON PAGES 16-22 OF THIS QUARTERLY REPORT ON 10-QSB FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.

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

            To date the Company has incurred significant losses and at September 30, 2005 had an accumulated deficit of $(44,269,000). For the year ended December 31, 2004, the

Company incurred a net loss of $(1,953,000) and incurred a net loss of $(1,280,000) for the nine months ended September 30, 2005. Management anticipates that the Company will continue to incur losses until it enters into material license agreements with respect to its patented technologies. The Company has not achieved any revenue from its technology licensing business. To date the Company has not entered any licensing agreements with third parties with respect to its Remote Power Patent or the Company's other patented technologies. The Company's inability to consummate license agreements and achieve revenue from its patented technologies would have a material adverse effect on its operations and its ability to continue business.

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

            The Company's success depends on its ability to protect its intellectual property rights. In the future, it may be necessary for the Company to commence patent litigation against third parties whom it believes require a license to its patents. In addition, the Company may be subject to third-party claims seeking to invalidate its patents, as is the case with the action commenced by PowerDsine against the Company relating to the Remote Power Patent as discussed below. These types of claims, with or without merit, may subject the Company to costly litigation and diversion of management's focus. In August 2005, the Company engaged Blank Rome LLP as litigation counsel with respect to the Remote Power Patent on a contingency basis pursuant to which Blank Rome is entitled to share in the proceeds of any successful enforcement of the Remote Power Patent (See Risk Factors - "We are currently relying upon our contingency fee agreement with Blank Rome"). If third parties making claims against the Company seeking to invalidate its patent are successful, they may be able to obtain injunctive or other equitable relief, which effectively could block its ability to license or otherwise capitalize on its proprietary technologies. Successful litigation against the Company resulting in a determination that its patents are invalid would have a material adverse effect on the Company.

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

            On December 21, 2004 and January 13, 2005, the Company completed a private offering of its equity securities resulting in gross proceeds of $2,685,000. At September 30, 2005, the Company had $1,257,000 of cash and cash equivalents and working capital of

$688,000. The Company anticipates, based on currently proposed plans and assumptions, relating to its operations, that its cash and cash equivalents of approximately $1,257,000 as of September 30, 2005 will more likely than not be sufficient to satisfy the Company's operations and capital requirements until September 2006. There can be no assurance, however, that such funds will not be expended prior thereto. In the event the Company's plans change, or its assumptions change, or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), the Company may have insufficient funds to support its operations prior to September 2006. The Company's inability to consummate licensing arrangements with respect to its Remote Power Patent and generate revenues therefrom on a timely basis or obtain additional financing when needed would have a material adverse effect on the Company, requiring it to curtail or cease operations. In addition, any equity financing may involve substantial dilution to the current stockholders of the Company.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company operates in a highly competitive environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights the most material of the risks.

WE HAVE A HISTORY OF LOSSES AND NO REVENUE FROM CURRENT OPERATIONS.

We have incurred substantial operating losses since our inception, which has resulted in an accumulated deficit of $(44,269,000) as of September 30, 2005. For the years ended December 31, 2004 and 2003, we incurred net losses of $(1,953,000) and $(614,000), respectively. For the nine months ended September 30, 2005, we incurred a net loss of $(1,280,000). We have financed our operations primarily by sales of equity securities. Since December 2002, when we discontinued our security software products and following the commencement of our new technology licensing business in November 2003, we have not had material revenue from operations and for the year ended December 31, 2004 and the nine months ended September 30, 2005 we had no revenue from operations. Our ability to achieve revenue and generate positive cash flow from operations is dependent upon consummating licensing agreements with respect to our patented technology. We may not be successful in achieving licensing agreements with third parties and our failure to do so would have a material adverse effect on our business, financial condition and results of operations. We may not be able to achieve revenue or generate positive cash flow from operations from our new licensing business.

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

WE ARE CURRENTLY RELYING UPON OUR CONTINGENCY FEE AGREEMENT WITH BLANK ROME.

            In August 2005, we entered into an agreement with Blank Rome, LLP ("Blank Rome"), a national law firm, pursuant to which Blank Rome has been engaged to represent us in connection with all litigation involving our Remote Power Patent. Blank Rome has agreed to represent us with respect to each litigation pertaining to the Remote Power Patent on a full contingency basis (except for any proceeding before the International Trade Commission). As compensation for its services on a full contingency basis, Blank Rome will receive from us percentages of Net Consideration (as defined in the Agreement) ranging from 12.5% to 35% received by us by way of settlement or judgment in connection with each litigation matter. We have also agreed to compensate Blank Rome in an amount equal to 10% of the Net Consideration received by us from certain designated parties mutually agreed upon by us and Blank Rome in the event such designated parties enter into license agreements or similar agreements with us. The Agreement may be terminated by either Blank Rome or us upon 30 days notice. If we elect to terminate the Agreement, we will compensate Blank Rome in an amount equal to 5% of the Net Consideration received by us from the Designated Parties with whom Blank Rome has not commenced litigation on our behalf, provided that such parties had substantive licensing or settlement discussions related to our Remote Power Patent during the term of the Agreement and entered into a license agreement or similar agreement with us providing for Net Consideration within the 12 month period following termination. In addition, in the event of termination, Blank Rome will receive its pro-rata share of Net Consideration based upon its hourly time charges with respect to parties against whom Blank Rome commenced litigation (or defended) on our behalf. In the event our agreement with Blank Rome is terminated, depending upon our financial resources at the time, we may need to enter into a contingent fee agreement with a new law firm in order to enforce and/or defend our Remote Power Patent and our inability to secure such an arrangement on satisfactory terms and on a timely basis may have a material adverse effect on us.

ANY LITIGATION TO PROTECT OUR INTELLECTUAL PROPERTY OR ANY THIRD PARTY CLAIMS TO INVALIDATE OUR PATENTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

Our success depends on our ability to protect our intellectual property rights. In August 2005, we commenced patent litigation against D Link Corporation and D Link Systems, Incorporated (collectively, "D-Link") for infringement of our Remote Power Patent. In the future, it may be necessary for us to commence patent litigation against third parties whom we believe require a license to our patents. In addition, we may be subject to third-party claims seeking to invalidate our patents, as is the case with the action commenced by PowerDsine and anticipated to be asserted by D-Link as a defense in the pending action relating to our Remote Power Patent as discussed below. These types of claims, with or without merit, may subject us to costly litigation and diversion of management's focus. In August 2005, the Company engaged Blank Rome LLP as litigation counsel with respect to the Remote Power Patent on a contingency basis pursuant to which Blank Rome is entitled to share in the proceeds of any successful enforcement of the Remote Power Patent (see Risk Factors - "We are currently relying upon our contingency fee agreement with Blank Rome"). If third parties making claims against us seeking to invalidate our patent are successful, they may be able to obtain injunctive or other equitable relief, which effectively could block our ability to license or otherwise capitalize on our proprietary technologies. Successful litigation against us resulting in a determination that our patents are invalid would have a material adverse effect on our company.

WE FACE UNCERTAINTY AS TO THE OUTCOME OF LITIGATION WITH D-LINK.

On August 10, 2005, we commenced litigation against D-Link Corporation and D-Link Systems, Incorporated in the United States District Court for the Eastern District of Texas, Tyler division (Civil Action No. 6:05W291), for infringement of our Remote Power Patent. Our complaint seeks, among other things, a judgment that our Remote Power Patent is duly enforceable and has been infringed by the defendants. We also seek a permanent injunction restraining defendants from continued infringement, or active inducement of infringement by others, of our Remote Power Patent. In the event that the Court determines that our Remote Power Patent was not valid or enforceable, and/or that the defendants did not infringe, any such determination would have a material adverse effect on us.

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

MATERIAL LICENSING REVENUES FROM OUR REMOTE POWER PATENT MAY BE DEPENDENT UPON THE APPLICABILITY OF THE IEEE STANDARD.

The Institute of Electrical and Electronic Engineers (IEEE) is a non-profit, technical professional association of more than 360,000 individual members in approximately 175 countries. The Standards Association of the IEEE is responsible for the creation of global industry standards for a broad range of technology industries. In 1999, the IEEE formed a task force to facilitate the adoption of a standardized methodology for the delivery of remote power over Ethernet networks which would insure interoperability among vendors of switches and terminal devices. In June 2003, the IEEE Standards Association approved the 802.3af Power Over Ethernet standard (the "Standard"), which covers technologies deployed in delivering power over Ethernet cables including whether deployed in switches or as standalone midspan hubs both of which provide power to remote devices including wireless access points, IP phones and network based cameras. The technology is commonly referred to as Power Over Ethernet ("PoE"). We believe our Remote Power Patent covers several of the key technologies covered by the Standard. However, there is a risk that as a result of litigation a court may determine otherwise and such a determination would have a material adverse effect on our ability to enter into license agreements and achieve revenue and profits from our Remote Power Patent.

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

THE SIGNIFICANT NUMBER OF OPTIONS AND WARRANTS OUTSTANDING MAY ADVERSELY EFFECT THE MARKET PRICE FOR OUR COMMON STOCK.

As of September 30, 2005, there are outstanding (i) options and warrants to purchase an aggregate of 11,267,244 shares of our common stock at exercise prices ranging from $.12 to $10.13, and (ii) 7,630 additional shares of our common stock which may be issued in the future under our stock option plan. To the extent that outstanding options and warrants are exercised, stockholder percentage ownership will be diluted and any sales in the public market of the common stock underlying such options may adversely affect prevailing market prices for our common stock.

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

ITEM 3. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer have reviewed the disclosure controls and procedures of the Company as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based upon this review, these officers concluded that, as of the end of the period covered by this Quarterly Report on Form 10-QSB, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms and is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

There was no change in the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting during the last fiscal quarter included in this report or from the end of the reporting period to the date of this Quarterly Report on Form 10-QSB.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On August 10, 2005, the Company commenced litigation against D-Link Corporation and D-Link Systems, Incorporated in the United States District Court for the Eastern District of Texas, Tyler division (Civil Action No. 6:05W291), for infringement of the Company's Remote Power Patent. The complaint seeks, among other things, a judgment that our Remote Power Patent is duly enforceable and has been infringed by the defendants. The Company also seeks a permanent injunction restraining defendants from continued infringement, or active inducement of infringement by others, of the Remote Power Patent. In the event that the Court determines that the Company's Remote Power Patent was not valid or enforceable, and/or that the defendants did not infringe, any such determination would have a material adverse effect on us.

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

                                       NETWORK-1 SECURITY SOLUTIONS, INC.





                                       BY: /S/ COREY M. HOROWITZ
                                          --------------------------------------
                                           COREY M. HOROWITZ
                                           CHAIRMAN AND CHIEF EXECUTIVE OFFICER


                                       BY: /S/ DAVID C. KAHN
                                          --------------------------------------
                                          DAVID C. KAHN
                                          CHIEF FINANCIAL OFFICER







DATE: NOVEMBER 14, 2005