Form 10QSB/A
period 2005-06-30
NETWORK 1 SECURITY SOLUTIONS INC
filed 2005-11-18
CIK 1065078

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

Transitional Small Business Disclosure Format (check one):     Yes [X]    No [_]
================================================================================

                       NETWORK-1 SECURITY SOLUTIONS, INC.

                                EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-QSB/A (this "Form 10-QSB/A") amends our Quarterly Report on Form 10-QSB for the second quarter ended June 30, 2005, as initially filed with the Securities and Exchange Commission (the "SEC") on August 3, 2005, and is being filed to reflect the restatement of our condensed statement of operations for the three and six months ended June 30, 2004, as discussed in Note A[3] to the unaudited condensed financial statements.

     As reported in our Form 8-K filed on November 15, 2005, following discussions with the staff of the Securities and Exchange Commission pertaining to comments to our Annual Report on Form 10-KSB for the year ended December 31, 2004, we decided to restate our financial statements after reaching the conclusion that we should have recognized a deemed dividend with respect to an exchange transaction in April 2004 involving our outstanding preferred stock. As a result of our determination to recognize such deemed dividend, we restated our condensed statement of operations for the nine months ended September 30, 2004 as reflected in our Form 10-QSB for the quarterly period ended September 30, 2005 filed with the SEC on November 15, 2005, and we will also restate our condensed statement of operations for the year ended December 31, 2004.

     We are restating unaudited condensed statement of operations for the three and six months ended June 30, 2004 to make the following changes:

     o the inclusion of a "Deemed Dividend on Preferred Stock Conversion" in the amount of $273,000 for the three and six months ended June 30, 2004;

     o increase the net loss attributable to common stockholders by $273,000, to $491,000 from $218,000 for the three months ended June 30, 2004 and to $854,000 from $581,000 for the six months ended June 30, 2004; and

     o increase the loss per common share to $(.03) per share from $(.02) per share basic and diluted, for the three months ended June 30, 2004 and to $(0.08) per share from $(0.05) per share basic and diluted for the six months ended June 30, 2004.

     This Form 10-QSB/A also amends the Form 10-QSB initially filed on August 3, 2005 to provide additional disclosure under Item 3 "Controls and Procedures".

     Except for the foregoing amended information required to reflect the effects of the restated condensed statements of operation and additional disclosure under Item 3 hereof, this Form 10-QSB/A continues to describe conditions as presented in the original report on Form 10-QSB filed on August 3, 2005. This Form 10-QSB/A does not reflect events occurring after the filing of the Form 10-QSB on August 3, 2005 or modify or update these disclosures, including exhibits on the Form 10-QSB affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-QSB on August 3, 2005. Accordingly, this Form 10-QSB/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-QSB, including any amendments to those filings.

                       NETWORK-1 SECURITY SOLUTIONS, INC.



                                      INDEX



                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
          Condensed Balance Sheets as of June 30, 2005 (unaudited)
          and December 31, 2004.............................................   4

          Condensed Statements of Operations (unaudited) for the
          three and six months ended June 30, 2005 and 2004.................   5

          Condensed Statements of Cash Flows (unaudited) for the
          six months ended June 30, 2005 and 2004 ..........................   6

          Notes to the Unaudited Condensed Financial Statements ............   7

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........  16

Item 3.   CONTROLS AND PROCEDURES...........................................  23




PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.................................................  24

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.......  24

Item 3.   Defaults Upon Senior Securities...................................  24

Item 4.   Submission of Matters to a Vote of Security Holders...............  24

Item 5.   Other Information.................................................  25

Item 6.   Exhibits and Reports on Form 8-K..................................  25


SIGNATURES..................................................................  26

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                            CONDENSED BALANCE SHEETS


                                                                      JUNE 30,        DECEMBER 31,
                                                                        2005              2004
                                                                    ============      ============
                                                                     (UNAUDITED)
ASSETS
------
Current assets:
   Cash and cash equivalents                                        $  1,473,000      $  2,177,000
   Prepaid expenses and other current assets                              54,000           100,000
                                                                    ------------      ------------
        Total current assets                                           1,527,000         2,277,000

Patents                                                                   89,000            92,000
Security Deposit                                                           6,000                --
                                                                    ------------      ------------
                                                                    $  1,622,000      $  2,369,000
                                                                    ============      ============
LIABILITIES
-----------
Current liabilities:
   Accounts payable                                                 $     88,000      $    437,000
   Accrued expenses and other current liabilities                        479,000           505,000
                                                                    ------------      ------------

        Total current liabilities                                        567,000           942,000
                                                                    ------------      ------------

Liability to be settled with equity instrument                                --           294,000
                                                                    ------------      ------------

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

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                 THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                ============================    ============================
                                                    2005            2004            2005            2004
                                                ============    ============    ============    ============
                                                                (As restated -                  (As restated -
                                                                 see note 3)                     see note 3)
Operating expenses:
        General and administrative              $    242,000    $    218,000    $    480,000    $    582,000
        Patent Costs                                                                 500,000


LOSS BEFORE INTEREST INCOME                         (242,000)       (218,000)       (980,000)       (582,000)
Interest income - net                                 13,000                          20,000           1,000
                                                ------------    ------------    ------------    ------------

Net Loss                                            (229,000)       (218,000)       (960,000)       (581,000)
                                                ============    ============    ============    ============


Deemed dividend on additional warrant
   antidilutution adjustment                                                          (6,000)
Deemed dividend on Preferred Stock conversion                       (273,000)                       (273,000)
                                                                ------------                    ------------


Net loss attributable to common stockholders    $   (229,000)   $   (491,000)   $   (966,000)   $   (854,000)
                                                ------------    ------------    ------------    ------------




LOSS PER COMMON SHARE: BASIC AND DILUTED        $      (0.01)   $      (0.03)   $      (0.05)   $      (0.08)
                                                ============    ============    ============    ============


WEIGHTED AVERAGE SHARES: BASIC AND DILUTED        17,697,572      14,129,308      17,657,793      11,221,883
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

[3] - RESTATEMENT:

The Company has restated its condensed statements of operations for the three and six month periods ended June 30, 2004 presented in this Quarterly Report on Form 10-QSB, following comments received from the staff of the Division of Corporation Finance of the Securities and Exchange Commission and the resulting discussions with the staff pertaining to the Company's Annual Report on 10-KSB for the year ended December 31, 2004 ("2004 10-KSB").

The Company's 2004 10-KSB included disclosure in Note D [1] pertaining to its April 2004 exchange transaction pursuant to which all holders of the Company's outstanding Series E convertible preferred stock ("Series E") and Series D convertible preferred stock ("Series D") (collectively, the Series E and Series D, the "Preferred Stock") exchanged their preferred shares for shares of common stock of the Company (the "2004 Exchange Transaction"). The Staff commented on the Company's accounting of the 2004 Exchange Transaction which included discussions concerning whether or not the Preferred Stock contained a "beneficial conversion feature" which should be accounted for under Emerging Issues Task Force (EITF) Issue No. 00-27 as a deemed dividend and included in the net loss attributable to common stockholders and the per share amounts.

In the 2004 Exchange Transaction, the Company entered into an exchange agreement with the holders of all of the Company's outstanding shares of Series E and Series D convertible preferred stock to exchange 2,483,508 shares of Series E for 6,208,770 shares of common stock and 231,054 shares of Series D for 489,348 shares of common stock. The holders of the Series E and Series D received 1.25 times the number of shares of common stock that each preferred stockholder would have otherwise received upon conversion. The holders of

NETWORK-1 SECURITY SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)



[3] - RESTATEMENT: (continued)

preferred stock participating in the exchange included, among others, CMH Capital Management Corp. (1,084,935 Series E shares), the sole owner and officer of which is Corey M. Horowitz, Chairman and Chief Executive Officer of the Company, the wife of Corey M. Horowitz, (35,377 Series E shares) and other principal stockholders of the Company (990,552 of Series E shares and 209,125 of Series D shares). Upon closing of the 2004 Exchange Transaction, there were no shares of preferred stock outstanding. In its original accounting for the 2004 Exchange Transaction, the Company did not reflect a deemed dividend.

The Company has concluded that it should have recognized a deemed dividend as a result of the beneficial conversion feature in accordance with ETIF 00-27. The change in the accounting treatment for the 2004 Exchange Transaction and the restatement of the Company's condensed statement of operations for three and six months ended June 30, 2004 resulted in the following changes:

          o the inclusion of a "Deemed Dividend on Preferred Stock Conversion" in the amount of $273,000 for the three and six months ended June 30, 2004;
          o increase the net loss attributable to common stockholders by $273,000, to $491,000 from $218,000 for the three months ended June 30, 2004 and to $854,000 from $581,000 for the six months ended June 30, 2004; and
          o increase the loss per common share to $(.03) per share from $(.02) per share basic and diluted, for the three months ended June 30, 2004 and to $(0.08) per share from $(0.05) per share basic and diluted for the six months ended June 30, 2004.

The effect of the restatement on the amounts previously reported in the Company's condensed statements of operations included in the Company's Form 10-QSB for the three and six months ended June 30, 2004 are as follows:

                                                       THREE MONTHS ENDED
                                                          JUNE 30, 2004
                                                  -----------------------------
                                                  AS PREVIOUSLY
                                                    REPORTED        AS RESTATED
                                                  ------------     ------------
STATEMENTS OF OPERATIONS:
Deemed Dividend on Preferred Stock Conversion               --     $    273,000
Net Loss attributable to common stockholders      $    218,000     $    491,000
Loss per common share: basic and diluted          $      (0.02)    $      (0.03)

NETWORK-1 SECURITY SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)



[3] - RESTATEMENT: (continued)

                                                        SIX MONTHS ENDED
                                                          JUNE 30, 2004
                                                  -----------------------------
                                                  AS PREVIOUSLY
                                                    REPORTED        AS RESTATED
                                                  ------------     ------------
STATEMENTS OF OPERATIONS:
Deemed Dividend on Preferred Stock Conversion               --     $    273,000
Net Loss attributable to common stockholders      $    581,000     $    854,000
Loss per common share: basic and diluted          $      (0.05)    $      (0.08)



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

NETWORK-1 SECURITY SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)



[4] STOCK-BASED COMPENSATION: (continued)

                                                              SIX  MONTHS ENDED JUNE 30,
                                                            ============================
                                                                2005            2004
                                                            ============    ============
                                                                             (Restated)
Reported net loss attributable to common stockholders       $   (966,000)   $   (854,000)
Stock-based employee compensation expense included in
   the reported net loss, net of related tax effects                  --              --
Stock-based employee compensation determined under the
   fair value-based method, net of related tax effects          (433,000)         (3,000)
                                                            ------------    ------------

Pro forma net loss                                          $ (1,399,000)   $   (857,000)
                                                            ============    ============

Loss per common share (basic and diluted):
    As reported                                             $      (0.05)   $      (0.08)
                                                            ============    ============

    Pro forma                                               $      (0.08)   $      (0.08)
                                                            ============    ============


     The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing utilizing the following weighted average assumptions:

                                                              SIX  MONTHS ENDED JUNE 30,
                                                            ============================
                                                                2005            2004
                                                            ============    ============
   Risk-free interest rates                                     3.95%           3.93%
   Expected option life in years                              3.00-7.00         3.00
   Expected stock price volatility                            220.65%         229.49%
   Expected dividend yield                                      0.00%           0.00%

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

Mr. Horowitz shall receive severance equal to 12 months base salary in the event his employment is terminated "without cause" or by Mr. Horowitz for "good reason". Mr. Horowitz was also granted certain anti-dilution rights which provide that if at any time during the period

NETWORK-1 SECURITY SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)



NOTE G - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS: (continued)

ending December 31, 2005, in the event that the Company completes an offering of its common stock or any securities convertible or exercisable into common stock, he will receive, at the same price as the securities issued in the financing, such number of additional stock options so that he maintains the derivative ownership percentage (20.11%) of the Company based upon options and warrants owned by him and CMH (exclusive of his ownership of shares of common stock) as he owned as of the date of his employment agreement (November 26, 2004). As a result of the closings of the private placement on December 31, 2004 and January 13, 2005 and in accordance with the anti-dilution protection afforded to Mr. Horowitz in his employment agreement, Mr. Horowitz earned seven year options to purchase an aggregate of 1,195,361 shares at an exercise price of $1.18 per share. The Company did not recognize any compensation expense as the exercise price for these options exceeded the market price.


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







DATE:     NOVEMBER 18, 2005