Form 10KSB/A
period 2004-12-31
NETWORK 1 SECURITY SOLUTIONS INC
filed 2005-11-23
CIK 1065078

================================================================================

                    U. S. Securities and Exchange Commission

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (AMENDMENT NO. 2)

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

                       NETWORK-1 SECURITY SOLUTIONS, INC.

                                EXPLANATORY NOTE

     This Amendment No. 2 on Form 10-KSB/A (the "Form 10-KSB/A") amends our Annual Report on Form 10-KSB for the year ended December 31, 2004, as initially filed with the Securities and Exchange Commission (the "SEC") on April 14, 2005, and as amended on August 17, 2005, and is being filed to reflect the restatement of our statements of operations for the years ended December 31, 2004 and December 31, 2003, as discussed in Note B to the financial statements.

     As reported in our Form 8-K filed on November 15, 2005, following discussions with the staff (the "Staff") of the SEC pertaining to comments to our Annual Report on Form 10-KSB for 2004, we decided to restate our statements of operations for the year ended December 31, 2004 to recognize a deemed dividend with respect to an exchange transaction in April 2004 involving our outstanding preferred stock (the "2004 Exchange Transaction") as a result of the beneficial conversion feature in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-27. Additionally, we concluded that the statement of operations for the year ended December 31, 2003 should also be restated to present the gain on sale of our software assets in May 2003 and revenues and expenses associated with the software business as discontinued operations.

     This Form 10-KSB/A includes disclosure in Note E [1] to the financial statements pertaining to the 2004 Exchange Transaction pursuant to which all holders our outstanding Series E convertible preferred stock ("Series E") and Series D convertible preferred stock ("Series D") exchanged their preferred shares for shares of our common stock. The holders of our Series E and Series D received 1.25 times the number of shares of common stock that each preferred stockholder would have otherwise received upon conversion. This 2004 Exchange Transaction had no effect on the balance sheet as of December 31, 2004.

     We are restating our statement of operations for the year ended December 31, 2004 to make the following changes:

     o include a "Deemed Dividend on Preferred Stock Conversion" in the amount of $273,000;

     o increase the net loss attributable to common stockholders by $273,000, to $3,405,000 from $3,132,000; and

     o increase the net loss per common share to $(0.26) per share from $(0.24) per share basic and diluted.

     In addition, following discussions with the Staff of the SEC pertaining to comments relating to our Annual Report on 10-KSB for the year ended December 31, 2004, we also concluded that the statement of operations for the year ended

December 31, 2003 should be restated to reclassify the gain on sale of assets associated with the Company's software products in May 2003 (the "2003 Asset Sale") and expenses and revenues related to the software business to discontinued operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 144. This reclassification has no effect on the net loss, net loss attributable to common stockholders or net loss per common share - basic and diluted. The 2003 Asset Sale had no impact on the balance sheet as of December 31, 2003.

     The reclassification to discontinued operations pertaining to the 2003 Asset Sale and revenue and expenses related to our software business and the restatement of the Company's statement of operations for the year ended December 31, 2003 resulted in the following changes:


     o "Gain on sale of assets" of $415,000 and revenues of $218,000, cost of services of $51,000 and general and administrative expenses of $613,000 were reclassified to "Loss from discontinued operations" of $(31,000);

     o General and administrative expenses were reduced from $1,208,000 to $595,000 to include only such expenses from continuing operations;

     o inclusion of "Loss from continuing operations" of $(583,000) and "Loss from discontinued operations" of $(31,000); and

     o inclusion of "Loss per common share - basic and diluted from continuing operations" of $(0.07) and "Loss per common share basic and diluted from discontinued operations" of $(0.00).

     This Form 10-KSB/A also amends the 10-KSB initially filed on April 14, 2005 to provide additional disclosure under Item 8A "Controls and Procedures".

     Except for the foregoing amended information required to reflect the effects of the restated statements of operation and additional disclosure under
Item 8A hereof, this Form 10-KSB/A continues to describe conditions as presented in the original report on Form 10-KSB filed on April 14, 2005. This Form 10-KSB/A does not reflect events occurring after the filing of the Form 10-KSB on April 14, 2005 or modify or update these disclosures, including exhibits on the Form 10-KSB affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-KSB on April 14, 2005. Accordingly, this Form 10-KSB/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-KSB on April 14, 2005, including any amendments to those filings.

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                         2004 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            Page

Part 1........................................................................1
------

     Item 1.   Description of Business........................................1
     -------   -----------------------

               Risk Factors...................................................6
               ------------

     Item 2.   Description of Property.......................................11
     -------   -----------------------

     Item 3.   Legal Proceedings.............................................11
     -------   -----------------

     Item 4.   Submission of Matters to a Vote of Security Holders...........12
     -------   ---------------------------------------------------

Part II......................................................................12
-------

     Item 5.   Market For Common Equity, Related Stockholder Matters and
     -------   ----------------------------------------------------------
               Small Business Issuer Purchases of Equity Securities..........12
               ----------------------------------------------------

     Item 6.   Management's Discussion and Analysis or Plan of Operation.....14
     -------   ---------------------------------------------------------

     Item 7.   Financial Statements..........................................18
     -------   --------------------

     Item 8.   Changes in and Disagreements with Accountants on
     -------   -------------------------------------------------
               Accounting and Financial Disclosure...........................18
               -----------------------------------

     Item 8A.  Controls and Procedures.......................................19
     --------  -----------------------

     Item 8B.  Other Information.............................................19
     --------  -----------------

Part III.....................................................................19
--------

     Item 9.   Directors and Executive Officers..............................19
     -------   --------------------------------

     Item 10.  Executive Compensation........................................23
     --------  ----------------------

     Item 11.  Security Ownership of Certain Beneficial Owners and
     --------  ---------------------------------------------------
               Management and Related Stockholder Matters....................27
               ------------------------------------------

     Item 12.  Certain Relationships and Related Transactions................30
     --------  ----------------------------------------------

     Item 13.  Exhibits List and Reports on Form 8-K.........................32
     --------  -------------------------------------

     Item 14.  Principal Accountant Fees and Services........................34
     --------  --------------------------------------

Signatures...................................................................35
----------

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

--------------------------------------- ---------------------------- --------------------------- -----------------------------------
                                         NUMBER OF SECURITIES TO BE                                 NUMBER OF SECURITIES REMAINING
                                          ISSUED UPON EXERCISE OF     WEIGHTED-AVERAGE EXERCISE  AVAILABLE FOR FUTURE ISSUANCE UNDER
                                            OUTSTANDING OPTIONS,         PRICE OF OUTSTANDING         EQUITY COMPENSATION PLANS
(A) RIGHTS COLUMN (A))                      WARRANTS AND RIGHTS         OPTIONS, WARRANTS AND     (EXCLUDING SECURITIES REFLECTED IN
--------------------------------------- ---------------------------- --------------------------- -----------------------------------
Equity compensation plans approved
   by security holders                           3,792,370                       $.94                          207,630
--------------------------------------- ---------------------------- --------------------------- -----------------------------------
Equity compensation plans not approved
   by security holders                                   0                         --                                0
--------------------------------------- ---------------------------- --------------------------- -----------------------------------
              Total                              3,792,370                       $.94                          207,630
--------------------------------------- ---------------------------- --------------------------- -----------------------------------

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

     RESTATEMENT OF PREVIOUSLY ISSUED 2004 AND 2003 FINANCIAL STATEMENTS

     As described in Note B to the financial statements, in November 2005 the Company decided to restate its statements of operations for the years ended December 31, 2004 and December 31, 2003. The Company decided to restate its statement of operations for the year ended December 31, 2004 to recognize a deemed dividend with respect to an exchange transaction in April 2004 involving its outstanding preferred stock (the "2004 Exchange Transaction") as a result of the beneficial conversion feature in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-27. Additionally, the Company concluded that the statement of operations for the year ended December 31, 2003 should be restated to present the gain on sale of its software assets in May 2003 (the "Asset Sale") and revenues and expenses associated with the software business as discontinued operations.

     The Company's restatement of its statement of operations for the year ended December 31, 2004 resulted in the following changes: the inclusion of a "Deemed Dividend on Preferred Stock Conversion" in the amount of $273,000; an increase of the net loss attributable to common stockholders by $273,000, to $3,405,000 from $3,132,000; and an increase of the net loss per common share to $(0.26) per share from $(0.24) per share basic and diluted.

     In addition, the reclassification to discontinued operations pertaining to the 2003 Asset Sale and revenue and expenses related to our software business and the restatement of the Company's statement of operations for the year ended December 31, 2003 resulted in the following changes: "Gain on sale of assets" of $415,000 and revenues of $218,000, cost of services of $51,000 and general and administrative expenses of $613,000 related to the Company's software business were reclassified to "Loss from discontinued operations" of $(31,000); General and administrative expenses were reduced from $1,208,000 to $595,000 to include only such expenses from continuing operations; inclusion of "Loss from continuing operations" of $583,000 and "Loss from discontinued operations" of $31,000; and inclusion of "Loss per common share - basic and diluted from continuing operations" of $(0.07) and "Loss per common share basic and diluted from discontinued operations" of $(0.00). The reclassification has no effect on the net loss, net loss attributable to common stockholders or net loss per common share - basic and diluted. The 2003 Asset Sale had no impact on the balance sheet as of December 31, 2003.

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

See Note C [10] on page F-9 to the Financial Statements.

     RESULTS OF OPERATIONS


YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003.

     The Company had no revenues for the year ended December 31, 2004 ("2004") and the year ended December 31, 2003 ("2003").

     On May 30, 2003, the Company completed the sale of its CyberwallPlus technology and related intellectual property (the "Assets") for $415,000. The carrying value of the Assets were written down to zero in the third quarter of 2002. The gain on sale of the Assets of $415,000 and expenses and revenues related to the software business has been included in "Loss from discontinued operations". The loss from discontinued operations was $(31,000) for 2003.

     General and administrative expenses include employee costs, including salary, benefits, travel and other related expenses associated with management, finance and accounting operations, and legal and other professional services provided to the Company. General and administrative expenses increased by $1,361,000 or 70%, to $1,956,000 in 2004 from $595,000 in 2003. The increase in general and administrative expenses was primarily due to an increase in legal and other professional fees incurred in connection with the acquisition of the patent portfolio and related licensing efforts as well as the recognition of expenses relating to the valuation of stock options issued by the Company.

     The loss from continuing operations increased by $1,370,000 from $(583,000) for 2003 to $(1,953,000) for 2004 because of an increase in general and administrative expenses of $1,361,000 as discussed above.

     Interest income decreased by $9,000 or 75% to $3,000 in 2004 from $12,000 in 2003 primarily due to the increased funds used for operations and a decrease in funds available for short term investments.

     The Company recognized a deemed dividend of $273,000 with respect to an exchange transaction in April 2004 involving outstanding preferred stock as a result of a beneficial conversion feature. This deemed dividend increased the net loss attributable to common stockholder by $273,000 to $3,405,000 for 2004.

     On December 21, 2004, the Company extended the exercise period for warrants to purchase 1,352,152 shares of Common Stock issued in connection with a financing in December 1999. The associated expense with respect to the warrant extension was recorded as a deemed dividend in the amount of $1,179,000 in 2004 causing the net loss attributable to common stockholders to increase by such amount.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A. CONTROLS AND PROCEDURES.

     (a) Evaluation of Disclosure Controls and Procedures.

     The Company's Chief Executive Officer and Chief Financial Officer have reviewed the disclosure controls and procedures of the Company as of the end of the period covered by this Annual Report on Form 10-KSB. Based upon this review, these officers concluded that, as of the end of the period covered by this Annual Report on Form 10-KSB, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms and is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

     SUMMARY COMPENSATION TABLE

                                                      ANNUAL COMPENSATION                LONG TERM COMPENSATION AWARDS
                                             ----------------------------------------   -------------------------------
                                                                                          SHARES
                               YEAR ENDED                              OTHER ANNUAL     UNDERLYING     ALL OTHER ANNUAL
NAME AND PRINCIPAL POSITION    DECEMBER 31    SALARY($)    BONUS($)   COMPENSATION(1)   OPTIONS(#)     COMPENSATION(1)
---------------------------    -----------   -----------   --------   ---------------   ----------     ---------------
Corey M. Horowitz                 2004       $218,970                                    1,500,000
    Chairman and Chief            2003       $210,000(2)       --             --         1,600,000                 --
    Executive Officer             2002             --          --             --                --                 --

-------------------------
(1) The Company has concluded that the aggregate amount of perquisites and other personal benefits paid to Mr. Horowitz did not exceed the lesser of ten percent (10%) of such individual's annual salary and bonus for each fiscal year indicated or $50,000.

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

OPTION GRANTS IN 2004

     The following stock options were granted to the Named Executive Officers during the year ended December 31, 2004:

                        NUMBER OF
                         SHARES          % OF TOTAL        EXERCISE
                       UNDERLYING     OPTIONS GRANTED TO   PRICE PER  EXPIRATION
                    OPTIONS GRANTED  EMPLOYEES IN 2004(1)  SHARE (2)     DATE
                    ---------------  --------------------  ---------  ----------
Corey M. Horowitz     1,100,000(2)           73.3%           $.25     11/26/2014
                        400,000(2)           26.7%           $.68     11/26/2009

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

     FISCAL YEAR-END OPTION VALUES

     No options were exercised by the Named Executive Officers during the year ended December 31, 2004. The following table sets forth information relating to the fiscal year-end value of unexercised options held by the Named Executive Officers on an aggregated basis:

                               Number of
                         Securities Underlying          Value of Unexercised
                          Unexercised Options           In-the-Money Options
                             at 12/31/2004            at Fiscal Year-End ($)(1)
                      ---------------------------   ----------------------------
        Name          Exercisable   Unexercisable   Exercisable    Unexercisable
        ----          -----------   -------------   -----------    -------------
Corey M. Horowitz(2)   3,677,720       860,625       $1,972,839       $632,500

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

    NAME AND ADDRESS(1) OF             NUMBER OF SHARES    PERCENTAGE OF SHARES
       BENEFICIAL OWNER               BENEFICIALLY OWNED   BENEFICIALLY OWNED(2)

Corey M. Horowitz(3)                        8,334,281              36.9%
CMH Capital Management Corp. (4)            4,167,800              21.9%
Barry Rubenstein(5)                         3,792,915              21.3%
Irwin Lieber (6)                            2,098,002              11.8%
Barry Fingerhut (7)                         2,008,598              11.3%
Emigrant Capital Corporation (8)
  Paul Milstein Revocable 1998 Trust
  New York Private Bank & Trust Corporation
  Emigrant Bancorp. Inc.
  Emigrant Savings Bank                     1,312,500               7.2%

Wheatley Partners II, L.P. (9)              1,280,207               7.2%
First New York Securities L.L.C.(10)        1,206,800               6.8%
Singer Food Management, LLC(11)             1,063,480               5.9%
Robert Graifman(12)                           279,700               1.6%
Harry B. Schessel (13)                        125,000                *
David C. Kahn (14)                             50,000                *
Robert Pons(15)                                50,000                *
All officers and directors as a group       8,838,981              39.2%
 (5 Persons)
---------------------

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

     On November 18, 2003, the Company entered into an agreement (the "Agreement") with Merlot Communications, Inc. ("Merlot"), a broadband communications solutions provider, pursuant to which the Company acquired six patents (the "Patent Portfolio") relating to various telecommunications and data networking technologies from Merlot, for a purchase price of $100,000 and contingent future payments equal to 20% of the net income (as defined in the Agreement) of the Company from the sale or licensing of the Patents after the Company achieves $4.0 million of net income for each patent comprising the Patent Portfolio ("Future Contingent Payments"). In addition, the Agreement provided the Company with an option to terminate the Net Profit Payments, at any time between January 1, 2007 through March 31, 2007, and from January 1 through March 31 of each year thereafter, by making payments to Merlot in an amount equal to the greater of (i) two times the payment due for the twelve month period following the notice of termination or (ii) $3.0 million plus 10% for each additional year starting January 1, 2008. On January 18, 2005, the Company and Merlot entered into an amendment to the Agreement (the "Amendment") pursuant to which the Company paid $500,000 to Merlot in consideration for the restructuring of the Future Contingent Payments to Merlot from the licensing or sale of the Patent Portfolio. The Amendment provides for future contingent payments by the Company to Merlot of $1.0 million upon achievement of $25 million of Net Royalties (as defined), an additional $1.0 million upon achievement of $50 million of Net Royalties and an additional $500,000 upon achievement of $62.5 million of Net Royalties from licensing or sale of the patents acquired from Merlot. Wheatley Partners, II, L.P. and its affiliates and related parties, who are principal stockholders of the Company, owned a majority of the outstanding voting stock of Merlot at the time of the Agreement and the Amendment and Barry Rubenstein and Irwin Lieber, principal stockholders of the Company and general partners of Wheatley Parties II, L.P., were also directors of Merlot at the time of the Agreement and Amended Agreement but abstained from voting.

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

     On December 21, 2004 and January 13, 2005, the Company completed a private offering of an aggregate of 2,685,000 shares of common stock and three year warrants to purchase 2,013,750 shares of common stock for an aggregate purchase price of $2,685,000 paid by investors (the "Private Offering"). As part of the Private Offering, the Company agreed to file a registration statement on or before June 21, 2005 to register for resale the Common Stock (including the shares issuable upon exercise of the warrants). Investors in the Private Offering included Robert Graifman (100,000 shares of Common Stock and warrants to purchase 75,000 shares of Common Stock), a director of the Company. As a result of completion of the Private Offering, in accordance with the anti-dilution provisions of the Employment Agreement, dated November 26, 2004, between Corey M. Horowitz and the Company, in March 2005, Mr. Horowitz was issued a seven year option to purchase 960,197 shares of Common Stock at an exercise price of $1.18 per share.

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

     23.1*  Consent of Eisner LLP, Independent Registered Public Accounting
            Firm.

     31.1*  Section 302 Certification of Chief Executive Officer.

     31.2*  Section 302 Certification of Chief Financial Officer.

     32.1*  Section 906 Certification of Chief Executive Officer.

     32.2*  Section 906 Certification of Chief Financial Officer.
--------------------------------------------------------------------------------
      *     Filed herewith.


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

                                   SIGNATURES

            In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 23rd day of November 2005.



                                       NETWORK-1 SECURITY SOLUTIONS, INC.

                                       By  /s/ Corey M. Horowitz
                                           -------------------------------
                                           Corey M. Horowitz
                                           Chairman and Chief Executive Officer

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the following persons in the capacities and on the dates indicated:


NAME                     TITLE                                 DATE

/s/ Corey M. Horowitz    Chairman and Chief Executive          November 23, 2005
---------------------    Officer, Chairman of the Board
Corey M. Horowitz        of Directors (principal executive
                         officer)


/s/ David Kahn           Chief Financial Officer               November 23, 2005
---------------------
David Kahn


/s/ Harry Schessel       Director                              November 23, 2005
---------------------
Harry Schessel


/s/ Robert Graifman      Director                              November 23, 2005
---------------------
Robert Graifman


/s/ Robert Pons          Director                              November 23, 2005
---------------------
Robert Pons

                       NETWORK-1 SECURITY SOLUTIONS, INC.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003

NETWORK-1 SECURITY SOLUTIONS, INC.


                                                                            PAGE
                                                                            ----

INDEX TO FINANCIAL STATEMENTS

   Report of independent registered public accounting firm                   F-1

   Balance sheets as of December 31, 2004 and 2003                           F-2

   Statements of operations for the years ended December 31,
     2004 and 2003                                                           F-3

   Statements of stockholders' equity for the years ended December 31,
     2004 and 2003                                                           F-4

   Statements of cash flows for the years ended December 31, 2004
     and 2003                                                                F-5

   Notes to financial statements                                             F-6

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


Eisner LLP


New York, New York
February 22, 2005

With respect to Notes B and C[9]
November 20, 2005


SEE NOTES TO FINANCIAL STATEMENTS                                            F-1

NETWORK-1 SECURITY SOLUTIONS, INC.

BALANCE SHEETS

                                                                                           DECEMBER 31,
                                                                                  ------------------------------
                                                                                      2004              2003
                                                                                  ------------      ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                      $  2,177,000      $    984,000
   Prepaid expenses and other current assets                                           100,000            86,000
                                                                                  ------------      ------------

        Total current assets                                                         2,277,000         1,070,000

Patents                                                                                 92,000            99,000
                                                                                  ------------      ------------

                                                                                  $  2,369,000      $  1,169,000
                                                                                  ============      ============

LIABILITIES
Current liabilities:
   Accounts payable                                                               $    437,000      $     78,000
   Accrued expenses and other current liabilities                                      505,000           520,000
                                                                                  ------------      ------------

        Total current liabilities                                                      942,000           598,000

Liability to be settled with equity instrument                                         294,000            54,000

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
                                                                                  ============      ============

SEE NOTES TO FINANCIAL STATEMENTS                                            F-2

NETWORK-1 SECURITY SOLUTIONS, INC.

STATEMENTS OF OPERATIONS

                                                                                      YEAR ENDED
                                                                                      DECEMBER 31,
                                                                             ------------------------------
                                                                                 2004              2003
                                                                             ------------      ------------
Operating expenses:                                                           AS RESTATED       As restated
                                                                             (See Note B)      (See Note B)

General and administrative                                                   $  1,956,000           595,000
                                                                             ------------      ------------

Operating Loss                                                                 (1,956,000)         (595,000)

Interest income                                                                     3,000            12,000
                                                                             ------------      ------------

Loss from continuing operations                                                (1,953,000)         (583,000)

Loss from discontinued operations                                                                   (31,000)
                                                                                               ------------

NET LOSS                                                                       (1,953,000)         (614,000)
                                                                                               ------------
Deemed Dividend on Conversion of common to Preferred                             (273,000)
Deemed dividend on extension of warrants to preferred stockholders             (1,179,000)
                                                                             ------------

Net loss attributable to common stockholders                                 $ (3,405,000)     $   (614,000)
                                                                             ============      ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED FROM CONTINUING OPERATIONS     $      (0.26)     $      (0.07)
                                                                             ============      ============


NET LOSS PER COMMON SHARE - BASIC AND FULLY DILUTED FROM DISCONTINUED
OPERATIONS                                                                                     $      (0.00)
                                                                             $      (0.26)     $      (0.07)
NET LOSS PER COMMON SHARE-BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                           13,184,551         8,314,458
                                                                             ============      ============

SEE NOTES TO FINANCIAL STATEMENTS                                            F-3

NETWORK-1 SECURITY SOLUTIONS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

                                      SERIES D CONVERTIBLE               SERIES E CONVERTIBLE
                                        PREFERRED STOCK                     PREFERRED STOCK                     COMMON STOCK
                                 ------------------------------      ------------------------------      ---------------------------
                                    SHARES            AMOUNT            SHARES            AMOUNT           SHARES          AMOUNT
                                 ------------      ------------      ------------      ------------      ----------     ------------
BALANCE - DECEMBER 31, 2002           231,054      $      2,000         2,483,508      $     25,000       8,314,458     $     83,000
Issuance of stock options to
consultants                                               5,000
Issuance of options for
compensation to an employee
director
Net loss
                                 ------------      ------------      ------------      ------------      ----------     ------------

BALANCE - DECEMBER 31, 2003           231,054             2,000         2,483,508            25,000       8,314,458           83,000
Conversion of Series D and E
preferred stock into common stock    (231,054)           (2,000)       (2,483,508)          (25,000)      6,698,114           67,000
Issuance of stock options to
consultants
Sale of common stock                                                                                      2,085,000           21,000
Issuance of options for
services
Issuance of options to an
employee director
Extension of warrants issued
to preferred stockholders
Net loss
                                 ------------      ------------      ------------      ------------      ----------     ------------

BALANCE - DECEMBER 31, 2004                 0      $          0                 0      $          0      17,097,572     $    171,000
                                 ============      ============      ============      ============      ==========     ============

                                  ADDITIONAL
                                   PAID-IN         ACCUMULATED
                                   CAPITAL           DEFICIT            TOTAL
                                 ------------      ------------      ------------
BALANCE - DECEMBER 31, 2002      $ 41,397,000      $(40,422,000)     $  1,085,000
Issuance of stock options to
consultants                                                                 5,000
Issuance of options for
compensation to an employee
director                               41,000                              41,000
Net loss                                               (614,000)         (614,000)
                                 ------------      ------------      ------------

BALANCE - DECEMBER 31, 2003        41,443,000       (41,036,000)          517,000
Conversion of Series D and E
preferred stock into common stock     (40,000)                                  0
Issuance of stock options to
consultants                            51,000                              51,000
Sale of common stock                2,014,000                           2,035,000
Issuance of options for                61,000                              61,000
services
Issuance of options to an
employee director                     422,000                             422,000
Extension of warrants issued
to preferred stockholders
Net loss                                             (1,953,000)       (1,953,000)
                                 ------------      ------------      ------------

BALANCE - DECEMBER 31, 2004      $ 43,951,000      $(42,989,000)     $  1,133,000
                                 ============      ============      ============

SEE NOTES TO FINANCIAL STATEMENTS                                            F-4

NETWORK-1 SECURITY SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

                                                                                         DECEMBER 31,
                                                                                ------------------------------
                                                                                    2004              2003
                                                                                ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $ (1,953,000)     $   (614,000)

Adjustments to reconcile net loss to net cash used in operating activities:
      Issuance of options to an employee director                                    422,000            41,000
      Valuation adjustment for outstanding stock options                             291,000             4,000
      Issuance of options for services                                                61,000
      Gain on sale of assets of discontinued operations                                               (415,000)
      Depreciation and amortization                                                    7,000            23,000

Changes in:
        Accounts receivable                                                                              6,000
        Prepaid expenses and other current assets                                    (14,000)           10,000
        Security deposits                                                                                8,000
        Accounts payable, accrued expenses and other current liabilities             344,000          (205,000)
        Deferred revenue                                                                              (218,000)
                                                                                ------------      ------------

           Net cash used in operating activities                                    (842,000)       (1,360,000)
                                                                                ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of patents                                                                             (100,000)
   Proceeds from sale of assets of discontinued operations                                             415,000
                                                                                                  ------------

           Net cash provided by investing activities                                                   315,000
                                                                                                  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock                                              2,085,000
   Expenses in connection with issuance of common stock                              (50,000)
                                                                                ------------

           Net cash provided by financing activities                               2,035,000
                                                                                ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               1,193,000        (1,045,000)
Cash and cash equivalents - beginning of year                                        984,000         2,029,000
                                                                                ------------      ------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                         $  2,177,000      $    984,000
                                                                                ============      ============

NON-CASH TRANSACTIONS:
   Non-employee compensation paid with stock options                            $     51,000      $      5,000

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

       Prior to the acquisition of the Patent Portfolio, the Company's business consisted of development, marketing, and licensing of network security software products designed to provide comprehensive security to computer networks. The Company also provided support, maintenance and training services related to its software products. In December 2002, the Company discontinued its software product line and associated operations, ceased its product development and eliminated its sales and marketing efforts and during May 2003, sold substantially all of its intellectual property related to its security software. This is shown as discontinued operations in 2003

[2] As reflected in the accompanying financial statements, the Company has incurred substantial losses and has experienced net cash outflows from operations. In 2004, the Company had no revenue from operations. The Company will continue to have operating losses for the foreseeable future until it is successful in licensing its patented technology. The Company is dependent upon debt and equity financing until it generates cash flows from operations. As discussed in Note E[2], the Company completed the first closing of a private placement of its securities in December 2004. As a result of such private placement, the Company has cash and cash equivalents of $2,177,000 as of December 31, 2004.

       Also, as discussed in Note M[1], in January 2005 the Company completed a second closing of the private placement of its equity securities and received a gross proceeds of $600,000. If necessary, the Company will take further action which it believes is required to sustain its operations for the next twelve months.

NOTE B - RESTATEMENT

The Company has restated its statements of operations for the years ended December 31, 2004 and December 31, 2003, following comments received from the staff (the "Staff") of the Division of Corporation Finance of the Securities and Exchange Commission ("SEC") and the resulting discussions with the staff pertaining to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 initially filed with the SEC on April 14, 2005.

As disclosed in Note E [1] pertaining to the Company's April 2004 exchange transaction pursuant to which all holders the Company's outstanding Series E convertible preferred stock ("Series E") and Series D convertible preferred stock ("Series D") (collectively, the Series E and Series D, the "Preferred Stock") exchanged their preferred shares for shares of common stock of the Company (the "2004 Exchange Transaction"). The holders of the Series E and Series D received 1.25 times the number of shares of common stock that each preferred stockholder would have otherwise received upon conversion. The Staff of the SEC commented on the Company's accounting of the 2004 Exchange Transaction which included discussions concerning whether or not the Preferred Stock contained a "beneficial conversion feature" which should be accounted for under Emerging Issues Task Force Issue No. (EITF) 00-27 as a deemed dividend and included in the net loss attributable to common stockholders and the per share amounts.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE B - RESTATEMENT (CONTINUED)

The Company has restated its statement of operations for the year ended December 31, 2004 to recognize a deemed dividend as a result of the beneficial conversion feature in accordance with EITF 00-27 based upon the fair market value of the common stock on the date of the closing of the 2004 Exchange Transaction. The 2004 Exchange Transaction resulted in the following changes to the statements of operations for the year ended December 31, 2004:

     o "Deemed Dividend on Preferred Stock Conversion" in the amount of $273,000;
     o an increase in the net loss attributable to common stockholders by $273,000, to $3,405,000 from $3,132,000; and
     o an increase in the net loss per common share to $(0.26) per share from $(0.24) per share basic and diluted.

The effect of the restatement to recognize the deemed dividend on the amounts previously reported in the Company's statements of operations included in the Company's Form 10-KSB for the year ended December 31, 2004 are as follows:

                                                           Year Ended
                                                        December 31, 2004
                                                 ------------------------------
                                                As Previously
                                                   Reported        As Restated
                                                 ------------      ------------
STATEMENTS OF OPERATIONS:
Deemed Dividend on Preferred Stock Conversion            --        $    273,000
Net Loss attributable to common stockholders     $ (3,132,000)     $ (3,405,000)
Net Loss per common share: basic and diluted     $      (0.24)     $      (0.26)

The restatement had no effect on the Company's balance sheet as of December 31, 2004 and the statements of stockholder's equity and cash flows for the year then ended.

In addition, following discussions with the Staff of the SEC pertaining to comments relating to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, the Company also concluded that the financial statements for the year ended December 31, 2003 should be restated to reclassify the gain on sale of assets associated with the Company's software products in May 2003 and expenses and revenues related to the software business as discontinued operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 144. This reclassification has no effect on the net loss, net loss attributable to common stockholders or net loss per common share - basic and diluted.

In May 2003, the Company completed the sale of its software and related intellectual property for $415,000 (the "2003 Asset Sale"). The carrying value of these assets was written down to zero in the third quarter of 2002. The Company previously recorded the $415,000 as "Gain on Sale of Assets" in its statements of operations.

The change to reflect the 2003 Asset Sale and discontinued operations, resulted in the following changes to the statement of operations for the year ended December 31, 2003:

     o "Gain on sale of assets" of $415,000 and revenues of $218,000, cost of services of $51,000 and expenses of $613,000 were reclassified to "Loss from discontinued operations" of $(31,000);
     o General and administrated expenses were reduced from $1,208,000 to $595,000 to include only such expenses from continuing operations;
     o "Net Loss from continuing operations" of $(583,000) and "Loss from discontinued operations" of $(31,000); and
     o "Net Loss per common share - basic and diluted from continuing operations" of $(0.07) and "Net Loss per common share basic and diluted from discontinued operations" of $(0.00).

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE B - RESTATEMENT (CONTINUED)

     The effect of the restatement of the 2003 Asset Sale and discontinued operations, on the amounts previously included in the Company's statements of operations for the year ended December 31, 2003 are as follows:

                                                                            Year Ended
                                                                         December 31, 2003
                                                                    ------------------------------
                                                                   As Previously
                                                                      Reported        As Restated
                                                                    ------------      ------------
STATEMENTS OF OPERATIONS:
Revenues:
         Licenses                                                   $    130,000              --
         Services                                                   $     88,000              --
Cost of Revenues:
         Cost of services                                           $     51,000              --
Gross profit                                                        $    167,000              --
Operating expenses - General and administrative                     $  1,208,000      $    595,000
Loss before interest income and gain on sale of assets              $ (1,041,000)             --
Operating Loss                                                              --        $   (595,000)
Gain on sale of assets                                              $    415,000              --
Net Loss from continuing operations                                         --        $   (583,000)
Net Loss from discontinued operations                                       --        $    (31,000)
Net Loss per common share - basic and diluted from continuing
operations                                                                  --        $      (0.07)
Net Loss per common share - basic and diluted from discontinued
operations                                                                  --        $      (0.00)

The restatement had no effect on the Company's balance sheet as of December 31, 2003 and the statement of stockholder's equity for the year then ended.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE C - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

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

[6]    NET LOSS PER SHARE:

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

NOTE C - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

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

                                                                       YEAR ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                  2004              2003
                                                              ------------      ------------
                                                              AS RESTATED
          Reported net loss attributable to common
             Stockholders                                     $ (3,405,000)     $   (614,000)
          Stock-based employee compensation expense
             included in reported net loss                         422,000            41,000
          Stock-based employee compensation
             determined under the fair value-based method       (1,744,000)         (203,000)
                                                              ------------      ------------

          Pro forma net loss                                  $ (4,727,000)     $   (776,000)
                                                              ============      ============
          Net loss per common share (basic and diluted):
             As reported                                      $      (0.26)     $      (0.07)
                                                              ============      ============

             Pro forma                                        $      (0.36)     $      (0.09)
                                                              ============      ============

       The fair value of options on the date of grant is estimated using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

                                                           YEAR ENDED
                                                           DECEMBER 31,
                                              -------------------------------------
                                                    2004                  2003
                                              ---------------       ---------------
          Risk-free interest rates              2.67 - 3.62%          2.74 - 5.07%
          Expected option life in years            3.00                  3.00
          Expected stock price volatility     111.88 - 231.34%      113.75 - 229.03%
          Expected dividend yield                  0.00%                 0.00%

       The weighted average fair value on the option grant date during the years ended December 31, 2004 and 2003 were $0.37 and $0.19 per option, respectively.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE C - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE D- PATENTS

In November 2003, the Company acquired a portfolio of telecommunications and data networking patents (six patents) from Merlot Communications, Inc. (the "Seller") in which certain principal stockholders of the Company owned a majority of the Seller's voting stock at the time of the transaction. The purchase price for the Patent Portfolio was $100,000, paid in cash. The cash price paid has been capitalized and is being amortized over the remaining useful life of each patent. In addition, the Company has granted the Seller a nonexclusive, royalty free, perpetual license for the term of each patent to use the patents for the development, manufacture or sale of its own branded products to end users. The Company had agreed to pay the Seller 20% of the net income, as defined, after the first $4,000,000 of net income realized by the Company on a per patent basis from the sale or

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE D - PATENTS (CONTINUED)

licensing of the patents. The Company also has an option to terminate these payments for each of the patents, commencing January 1, 2007 through March 31, 2007, and for each January 1 through March 31 period thereafter, by paying the greater of: (i) two times the payment due for the 12 months immediately following the notice of termination for each patent; or (ii) $3 million plus an extra 10% for each additional year starting the fourth year after the closing of the patent agreement for each patent. In January 2005, this agreement was amended (see Note M[2]).

For the years ended December 31, 2004 and 2003, the Company has not derived any income from sale or licensing of these patents.

          Balance - January 1, 2003
             Additions                           $    100,000
             Amortization                              (1,000)

          Balance - December 31, 2003                  99,000
             Amortization                              (7,000)

          Balance - December 31, 2004            $     92,000

NOTE E - STOCKHOLDERS' EQUITY

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

       In connection with the private placement and anti-dilutive provisions for the warrants previously issued to Falconstor, the Company issued warrants to purchase 128,713 additional shares of common stock at an exercise price of $1.01 expiring in October 2006 (see Note I[3]). The associated expense of $147,000, as an imputed dividend, is based on the fair value of these warrants using the Black-Scholes model utilizing the risk-free interest rate of 3.01%, life of 2 years, volatility of 270% and dividend yield of 0% and is included in the accompanying statement of operations for the year ended December 31, 2004.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE E - STOCKHOLDERS' EQUITY  (CONTINUED)

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

       The following table summarizes stock option activity for the years ended December 31:

                                                            2004                                  2003
                                                -----------------------------         ---------------------------
                                                                      WEIGHTED                           WEIGHTED
                                                                      AVERAGE                            AVERAGE
                                                  OPTIONS             EXERCISE          OPTIONS          EXERCISE
                                                OUTSTANDING            PRICE          OUTSTANDING          PRICE
                                                ----------            -------         ----------          -------
       Options outstanding at beginning
          of year                                3,272,370            $ 0.99           3,154,498           $ 2.25
       Granted                                   2,365,628(c)(d)        0.62           1,860,000(a)          0.19
       Cancelled/expired                                                              (1,742,128)(b)         2.42
                                                ----------                            ----------

       Options outstanding at end of year        5,637,998              0.84           3,272,370             0.99
                                                ==========                            ==========

       Options exercisable at end of year        4,007,995              0.80           1,964,545             1.30
                                                ==========                            ==========

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

       (c) Includes options issued to Mr. Horowitz with respect to his two-year employment agreement entered into with the Company in November 2004, to purchase an aggregate of 1,500,000 shares of common stock consisting of (i) ten-year non-qualified options to purchase 1,100,000 shares at an exercise price of $0.25 per share fully vested on the date of grant and (ii) five-year incentive stock options to purchase 400,000 shares at an exercise price of $0.68 per share which vested 50% on the date of grant and 50% one year thereafter, subject to acceleration upon a change of control (see Note J[3]). The Company recognized $407,000 of expense in 2004 related to the 1,100,000 options representing the difference between the exercise price of the option and the market price on the date of grant. The Company did not recognize compensation expense for 400,000 options as the exercise price exceeded the market price on the date of grant.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE E - STOCKHOLDERS' EQUITY (CONTINUED)

[3]    STOCK OPTIONS: (CONTINUED)

       (d) Includes 745,628 stock options to be issued to Mr. Horowitz (Note J[3]). The Company recognized $15,000 of expense in 2004 related to these options representing the difference between the exercise price and the market price.

       (e) The following table presents information relating to all stock options outstanding and exercisable at December 31, 2004:

                                                                  WEIGHTED
                                                WEIGHTED          AVERAGE                              WEIGHTED
          RANGE OF                               AVERAGE         REMAINING                             AVERAGE
          EXERCISE              OPTIONS         EXERCISE          LIFE IN            OPTIONS           EXERCISE
           PRICE               OUTSTANDING       PRICE             YEARS            EXERCISABLE         PRICE
           -----               -----------       -----             -----            -----------         -----
        $0.12 - $2.91           5,322,273        $ 0.60             8.12             3,765,445          $ 0.48
        $3.00 - $3.75             146,625          3.44             5.55               112,250            3.56
        $4.13 - $5.69              69,600          5.17             5.09                30,800            5.16
        $6.00 - $6.88              89,500          6.22             4.49                89,500            6.22
       $10.00 - $10.13             10,000         10.00             5.25                10,000           10.00
                               ----------                                           ----------
                                5,637,998          0.84             7.95             4,007,995            0.80
                               ==========                                           ==========

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

NOTE E - STOCKHOLDERS' EQUITY (CONTINUED)

[4]    WARRANTS:

       As of December 31, 2004, the following are the outstanding warrants to purchase shares of the Company's common stock:

                    NUMBER
                      OF         EXERCISE
                   WARRANTS        PRICE              EXPIRATION DATE
                   --------        -----              ---------------

                    100,104       $ 6.44      March 14, 2006 - February 24, 2007
                     93,120         9.66                March 14, 2006
                    300,000         0.70              July 11, 2011 (a)
                    250,000         1.48             October 8, 2006 (a)
                  1,245,972         1.11            December 22, 2005 (b)
                    106,180         1.00            December 22, 2005 (b)
                    628,713         1.01             October 2, 2006 (c)
                     66,621         2.03              April 13, 2006 (d)
                     64,352         2.00               July 2, 2006 (d)
                      4,489         2.10             October 1, 2006 (d)
                  1,042,500         1.25            December 21, 2007 (e)
                    521,250         1.75            December 21, 2007 (e)
                     50,000         1.00            December 21, 2009 (e)
                 ----------
                  4,473,301
                 ==========

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

       (d) Issued to a software development company for services rendered (see Note F[4]).

       (e) Issued in connection with 2004 private offering of common stock (see Note E[2]).

NOTE F - COMMITMENTS AND CONTINGENCIES

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

NOTE F -  COMMITMENTS AND CONTINGENCIES  (CONTINUED)

[2]    OPERATING LEASES:

       The Company leases its principal office space in New York City at a monthly rent of $3,000.

       Rental expense for the years ended December 31, 2004 and 2003 aggregated $36,000 and $42,000, respectively (see Note I[1]).

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

[4]    SOFTWARE DEVELOPMENT CONTRACT DISPUTE:

       The Company has a dispute with a software development company pertaining to the number of warrants the Company is required to issue for services rendered. The software development company has claimed they are entitled to approximately 325,000 additional warrants than the Company has included in the warrants outstanding in Note E[4]. The Company has included in accrued expenses any additional liability it reasonably expects to incur regarding this matter.

NOTE G - INCOME TAXES

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

The principal components of the net deferred tax assets are as follows:

                                                                                  YEAR ENDED
                                                                                  DECEMBER 31,
                                                                         ------------------------------
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

NOTE G - INCOME TAXES (CONTINUED)

The reconciliation between the taxes as shown and the amount that would be computed by applying the statutory federal income tax rate to the loss before income taxes is as follows:

                                                              YEAR ENDED
                                                              DECEMBER 31,
                                                          -------------------
                                                           2004         2003
                                                          ------       ------
          Income tax benefit - statutory rate             (34.0)%      (34.0)%
          State and local, net                             (3.5)%       (3.5)%
          Valuation allowance on deferred tax assets       37.5 %       37.5 %

NOTE H - CONCENTRATIONS

The Company places its cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2004, the Company maintained cash balances of $2,077,000 in excess of FDIC limits.

NOTE I - RELATED PARTY TRANSACTIONS

[1] In November 2004, the Company entered into a two-year employment agreement with Corey M. Horowitz to continue to serve as Chairman and Chief Executive Officer at a base salary of $250,000 for the first year and $275,000 for the second year (see Note J[3]).

       During the year ended December 31, 2003, the Company paid CMH a monthly fee of $17,500 in consideration for financial advisory and consulting services rendered. Corey M. Horowitz, Chairman, Chief Executive Officer, and a principal stockholder of the Company, is the sole officer, director and stockholder of CMH. In addition, in connection with such financial advisory and consulting services, CMH was reimbursed for expenses in 2003 in the amount of $41,000, including the allocated portion of rent for office space in New York City. In December 2003, the Company employed Mr. Horowitz as Chief Executive Officer at an annual salary of $210,000 at which time CMH no longer provided financial and advisory services to the Company. In addition, Mr. Horowitz received options to purchase 1,600,000 shares of common stock (see Note E[3](a)).

[2] In April 2004, the Company entered into an exchange agreement with the holders of all of the Company's outstanding shares of Series E and Series D convertible preferred stock to convert 2,483,508 shares of Series E into 6,208,770 shares of common stock and 231,054 shares of Series D into 489,348 shares of common stock. As an inducement for agreeing to such conversion, the holders of the Series E and Series D received 1.25 times the number of shares of common stock that each preferred stockholder would have otherwise received upon conversion. The holders of preferred stock participating in the exchange included, among others, CMH (1,084,935 of Series E shares), the wife of Corey M. Horowitz (35,377 of Series E shares) and other principal stockholders of the Company (990,552 of Series E shares and 209,125 of Series D shares). Upon closing of the agreement, there were no outstanding shares of preferred stock. As a result of this transaction the Company has imputed a dividend in the amount of $ 273,000.

[3] The Company entered into a ten-year License and Distribution Agreement with Falconstor (the "Falconstor Agreement"), an investor in the Company's financing in 2001. This agreement required Falconstor to pay royalties after utilizing a non-refundable advance paid by them to the Company as a credit. On May 30, 2003, as part of the Company's sale of a portion of its assets, the Company assigned its rights under the Falconstor Agreement to the Purchaser of its software (Note K) and recognized as income the balance of the deferred revenue of $130,000 in 2003. Two of the Company's principal stockholders were also principal stockholders of Falconstor.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE I - RELATED PARTY TRANSACTIONS AND RELATIONSHIPS  (CONTINUED)

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

NOTE J - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

[1]    On December 22, 2003, the Company entered into an arrangement with Corey
       M. Horowitz to serve as the Chairman and Chief Executive Officer of the Company. At the time, the Company agreed to pay a salary of $210,000. In addition, Mr. Horowitz received options to purchase 1,600,000 shares of common stock (see Note E[3](a)).

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

[3] On November 26, 2004, the Company entered into an employment agreement with Corey M. Horowitz pursuant to which he agreed to continue to serve as Chairman and Chief Executive Officer of the Company for a two-year term at an annual base salary of $250,000 for the first year and $275,000 for the second year. Mr. Horowitz was also issued options to purchase an aggregate of 1,500,000 shares of the Company's common stock consisting of
       (i) a ten (10) year fully vested option to purchase 1,100,000 shares at an exercise price of $0.25 per share, and (ii) a five-year option to purchase 400,000 shares at an exercise price of $0.68 per share which vested 50% on the date of grant and 50% one year thereafter, subject to acceleration upon a change of control (see Note E[3](c)). In addition, Mr. Horowitz will receive a bonus of 5% of the Company's royalties or other payments received from licensing its patents. This bonus will continue to be paid to Mr. Horowitz for a period of five (5) years following the term of the employment agreement with respect to licenses entered into by the Company during the term of the employment agreement, provided that he has not been terminated by the Company "for cause" or by Mr. Horowitz himself without "good reason". Mr. Horowitz shall receive severance equal to 12 months base salary in the event his employment is terminated "without cause" or by Mr. Horowitz for "good reason". Mr. Horowitz was also granted certain anti-dilution rights which provide that if at any time during the period ending December 31, 2005, in the event that the Company completes an offering of its common stock or any securities convertible or exercisable into common stock, he will receive, at the same price as the securities issued in the financing, such number of additional stock options so that he maintains the same ownership percentage of (20.11%) of the Company based upon options and warrants owned by him and CMH (exclusive of his ownership of shares of common stock) as he owned as of November 26, 2004. As a result of the closings of the private placement on December 31, 2004 and January 13, 2005 and in accordance with the anti-dilution protection afforded to Mr. Horowitz in his employment agreement, Mr. Horowitz earned

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE J - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS  (CONTINUED)

[3]    (continued)

       seven year options to purchase an aggregate of 960,197 shares at an exercise price of $1.18 per share, consisting of an option to purchase 745,628 shares as a result of first closing on December 21, 2004 and an option to purchase 214,569 shares as a result of second closing of the private placement on January 13, 2005 (see Notes E[3](e) and M[3]).

NOTE K - DISCONTINUED OPERATIONS

On May 30, 2003, the Company completed the sale of its CyberwallPlus technology and related intellectual property and assignment of its rights under the Falconstar Agreement for aggregate proceeds of $415,000. The carrying value of these assets was written down to zero in the third quarter of 2002. The gain from the sale of assets have been shown as a reduction of the loss from discontinued operations

NOTE L - LITIGATION

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

NOTE M - SUBSEQUENT EVENTS

[1] On January 13, 2005, the Company completed a second closing with respect to a private placement of securities (see Note E[2]), which consisted of an additional 600,000 shares of common stock and warrants to purchase an additional 450,000 shares of common stock for an aggregate purchase price of $600,000.

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

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE M - SUBSEQUENT EVENTS  (CONTINUED)

[3] On January 13, 2005, pursuant to the anti-dilution provisions of his employment agreement (see Note J[3]), Corey M. Horowitz, Chairman and Chief Executive Officer of the Company, earned an additional seven-year option to purchase 214,569 shares of common stock, at an exercise price of $1.18 per share, as a result of the Company's completion of a private offering of its securities. The Company did not recognize any compensation expense as the exercise price for these options exceeded the market price.

                                  EXHIBIT INDEX
                                  -------------

Exhibits
--------
  10.2 Patents Purchase, Assignment and License Agreement, dated November 18, 2003, between the Company and Merlot Communications, Inc. Previously filed as Exhibit 10.10 to the Company's Current Report on Form 8-K filed December 3, 2003 and incorporated herein by reference.

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

  23.1*     Consent of Eisner LLP, Independent Registered Public Accounting
            Firm.

  31.1*     Section 302 Certification of Chief Executive Officer.

  31.2*     Section 302 Certification of Chief Financial Officer.

  32.1*     Section 906 Certification of Chief Executive Officer.

  32.2*     Section 906 Certification of Chief Financial Officer.

================================================================================

      *     Filed herewith.