Form 10KSB
period 2005-12-31
NETWORK 1 SECURITY SOLUTIONS INC
filed 2006-04-12
CIK 1065078

================================================================================

                    U. S. Securities and Exchange Commission

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the fiscal year ended December 31, 2005.

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

         Securities registered under Section 12(b) of the Exchange Act:

                                                       Name of each exchange
    Title of each class                                 on which registered
    -------------------                                 -------------------
Common Stock, $.01 par value                                    None

         Securities registered under Section 12(g) of the Exchange Act:
                                      None

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [_]

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] No [X]

     The issuer's revenues for its most recent fiscal year: $0.

     The aggregate market value of the voting common stock of the registrant held by non-affiliates computed by reference to the price at which the stock was sold on March 24, 2006 was approximately $17,469,443.

     The number of shares of Common Stock outstanding as of March 24, 2006 was 19,049,724.


     Transitional Small Business Disclosure Format (Check One): Yes [_] No [X]

================================================================================

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                         2004 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.........................................................................2

  ITEM 1.   DESCRIPTION OF BUSINESS............................................2

  ITEM 2.   DESCRIPTION OF PROPERTY...........................................13

  ITEM 3.   LEGAL PROCEEDINGS.................................................13

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............14

PART II.......................................................................15

  ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
            SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES..............15

  ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........16

  ITEM 7.   FINANCIAL STATEMENTS..............................................19

  ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE...............................19

  ITEM 8A.  CONTROLS AND PROCEDURES...........................................19

  ITEM 8B.  OTHER INFORMATION.................................................20

PART III......................................................................20

  ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS; PROMOTERS AND CONTROL PERSON;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.................20

  ITEM 10.  EXECUTIVE COMPENSATION............................................24

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS...................................27

  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................31

  ITEM 13.  EXHIBITS LIST.....................................................33

  ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES............................35

SIGNATURES....................................................................36

                                     PART I

     THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS CERTAIN STATEMENTS WHICH ARE FORWARD-LOOKING STATEMENTS THAT ARE STATEMENTS THAT INCLUDE INFORMATION BASED UPON BELIEF OF THE COMPANY'S MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION AVAILABLE TO MANAGEMENT. STATEMENTS CONTAINING TERMS SUCH AS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS" OR SIMILAR WORDS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" IN ITEM 1 OF THIS REPORT AS WELL AS THOSE RISKS DISCUSSED ELSEWHERE IN THIS REPORT.

ITEM 1. DESCRIPTION OF BUSINESS.

     OVERVIEW

     The principal business of the Company is the acquisition, development, licensing and protection of its intellectual property. The Company presently owns six patents covering various telecommunications and data networking technologies. The Company's strategy is to pursue licensing and strategic business alliances with companies in industries that manufacture and sell products that make use of the technologies underlying its patents as well as with other users of the technologies who benefit directly from the technologies including corporate, educational and governmental entities.

     On November 18, 2003, the Company acquired a portfolio of telecommunications and data networking patents (the "Patent Portfolio") from Merlot Communications, Inc., a broadband communications solutions provider. In February 2004, following the acquisition of the Patent Portfolio and its review of applicable markets, the Company commenced initial efforts to license its patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the "Remote Power Patent"). The Patent Portfolio consists of six patents (including the Remote Power Patent) issued by the U.S. Patent Office that relate to various telecommunications and data networking technologies and includes, among other things, patents covering systems and methods for the transmission of audio, video and data over local area networks (LANS) in order to achieve higher quality of service (QoS) and the control of power delivery over LANs for the purpose of remotely powering network devices.

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

         U.S. PATENT NO. 6,215,789: LOCAL AREA NETWORK FOR THE TRANSMISSION AND CONTROL OF AUDIO, VIDEO, AND COMPUTER DATA.

     The Company's future success is largely dependent upon its proprietary technologies, its ability to protect its intellectual property rights and consummate license agreements with respect to its Patent Portfolio. The complexity of patent and common law, combined with the Company's limited resources, create risk that its efforts to protect its proprietary technologies may not be successful. The Company cannot be assured that its patents will be upheld, or that third parties will not invalidate its patents. In August 2005, the Company commenced patent litigation against D-Link Corporation and D-Link Systems, Incorporated for infringement of the Company's patent covering remote delivery of power over Ethernet cables (US Patent No. 6,218,930) (See Risk Factors "We face uncertainty as to the outcome of litigation with D-Link").

     The Remote Power Patent application was filed on March 11, 1999 and the patent was granted by the U.S. Office of Patent and Trademark on April 21, 2001. The Remote Power Patent expires on March 11, 2020.

     As of March 24, 2005, the Company transmitted letters to approximately 85 companies offering licenses to the Remote Power Patent. To date the Company has not entered into any license agreements with third parties.

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

     These and other advantages such as remote management capabilities, lower maintenance costs, and flexibility of device location have led to forecasts that PoE will be widely adopted in networks throughout the world. International Data Corporation (IDC) forecasts that the annual PoE sales will reach 134 million PSE switch ports (does not include midspan ports) by 2008 which equates to a 5 year compound annual growth rate of 63%. Venture Development Corporation, a market research firm, expects the global market for PoE enabled solutions will grow to $9 billion in 2008, a compound annual growth rate of 36%.

     The benefits of PoE are compelling as evidenced by the introduction of products by such leading vendors as 3Com, Siemens, Nortel Networks and Avaya, as well as many others. In February 2004, Cisco Systems, Inc., the world's largest network switch manufacturer, announced that all of its switches will ultimately be PoE enabled. The Company believes the cost savings as well as the other benefits that can be realized by utilizing the technology contained in the Remote Power Patent may be of significant importance to the growth of the Wireless Local Area Networking (WLAN) industry and Voice Over IP Telephony
(VOIP) industry.

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

     In connection with the Company's activities relating to the protection of its Patent Portfolio, it may be necessary to assert patent infringement claims against third parties that the Company believes are infringing its Patent Portfolio, as is the case with the Company's litigation against D-Link (See "Item 3 Legal Proceedings - D-Link litigation").

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

     POWER UP LICENSING PROGRAM

     On September 8, 2005, the Company commenced a Power Up licensing program for its Remote Power Patent. Beginning September 8, 2005 for a limited period of time vendors of Power over Ethernet power sourcing equipment (PSE) and powered devices (PD) may license the Remote Power Patent at a substantial discount from the Company's standard reasonable and non-discriminatory royalty rates and a discount from standard license origination fees. Upon completion of the Power Up program, the Company will only offer licenses on its standard terms and conditions, which will include higher royalty rates and full license origination fees.

     LEGAL REPRESENTATION

     In August 2005, the Company entered into an agreement with Blank Rome, LLP ("Blank Rome"), a national law firm, pursuant to which Blank Rome has been engaged to represent the Company in connection with all litigation involving the Remote Power Patent. Blank Rome has agreed to represent the Company with respect to each litigation pertaining to the Remote Power Patent on a full contingency basis (except for any proceeding before the International Trade Commission). As compensation for its services on a full contingency basis, Blank Rome will receive from the Company percentages of Net Consideration (as defined in the Agreement) ranging from 12.5% to 35% received by the Company by way of settlement or judgment in connection with each litigation matter. The Company has also agreed to compensate Blank Rome in an amount equal to 10% of the Net Consideration received by the Company from certain designated parties mutually agreed upon by the Company and Blank Rome (the "Designated Parties") in the event the Designated Parties enter into license agreements or similar agreements with the Company.

     The Agreement may be terminated by either Blank Rome or the Company upon 30 days notice. If the Company elects to terminate the Agreement, it will compensate Blank Rome in an amount equal to 5% of the Net Consideration received by the Company from the Designated Parties with whom Blank Rome has not commenced litigation on its behalf; provided, that such parties had substantive licensing or settlement discussions related to the Remote Power Patent during the term of the Agreement and entered into a license agreement or similar agreement with the Company providing for Net Consideration within the 12 month period following termination. In addition, in the event of termination, Blank Rome will receive its pro-rata share of Net Consideration based upon its hourly time charges with respect to parties against whom Blank Rome commenced litigation (or defended) on behalf of the Company. In the event the Company's agreement with Blank Rome is terminated, depending upon its financial resources at the time, the Company may need to enter into a contingent fee agreement with a new law firm in order to enforce and/or defend its Remote Power Patent and the Company' inability to secure such an arrangement on satisfactory terms and on a timely basis may have a material adverse effect on the Company's ability to achieve license arrangements with respect to its Remote Power Patent.

     With respect to the Company's litigation with D-Link relating to the Remote Power Patent (see Item 3 "Legal Proceedings - D-Link Litigation"), in addition to the services of Blank Rome on a contingency basis, the Company has also retained the services of Potter Mitton, P.C. (Tyler, Texas) on an hourly basis to serve as local counsel.

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

     EMPLOYEES AND CONSULTANTS

     As of March 31, 2006, the Company had one full time employee, no part time employees and three consultants.


     RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company operates in a highly competitive environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights the most material of the risks.

     WE HAVE A HISTORY OF LOSSES AND NO REVENUE FROM CURRENT OPERATIONS.

     We have incurred substantial operating losses since our inception, which has resulted in an accumulated deficit of $(44,321,000) as of December 31, 2005. For the years ended December 31, 2005 and 2004, we incurred net losses of $(1,332,000) and $(1,953,000), respectively. We have financed our operations primarily by sales of equity securities. Since December 2002, when we discontinued our security software products and following the commencement of our new technology licensing business in November 2003, we have had no revenue from operations for the years ended December 31, 2004 and December 31, 2005. Our ability to achieve revenue and generate positive cash flow from operations is dependent upon consummating licensing agreements with respect to our patented technology. We may not be successful in achieving licensing agreements with third parties and our failure to do so would have a material adverse effect on our business, financial condition and results of operations. We may not be able to achieve revenue or generate positive cash flow from operations from our new licensing business.

     WE COULD BE REQUIRED TO STOP OPERATIONS IF WE ARE UNABLE TO DEVELOP OUR TECHNOLOGY LICENSING BUSINESS OR RAISE CAPITAL WHEN NEEDED.

     We anticipate, based on our currently proposed plans and assumptions relating to our operations (including the timetable of costs and expenses associated with our continued operations), that our cash position of approximately $2,034,005 at March 31, 2006 will more likely than not be sufficient to satisfy our operations and capital requirements until December 2007. However, we may expend our funds prior thereto. In the event our plans change, or our assumptions change or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), we could have insufficient funds to support our operations prior to December 2007. Our inability to obtain additional financing when needed, absent generating sufficient cash from licensing arrangements, would have a material adverse effect on the Company, requiring us to curtail or possibly cease our operations. In addition, any additional equity financing may involve substantial dilution to the interests of our then existing stockholders.

     OUR LICENSING BUSINESS MAY NOT BE SUCCESSFUL.

     In November 2003, we entered the technology licensing business following our acquisition of six patents relating to various telecommunications and data networking technologies including, among others, patents covering the delivery of remote power over Ethernet and the transmission of audio, video and data over computer and telephony networks. Accordingly, we have a limited history in the technology licensing business upon which an evaluation of our prospects and future performance can be made. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the development, operation and expansion of a new business based on patented technologies in a highly specialized and competitive market. We may not be able to achieve revenue or profitable operations from our new licensing business.

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

     On November 30, 2004, we entered into a Master Services Agreement (the "Agreement") with ThinkFire Services USA, Ltd. ("ThinkFire") pursuant to which we granted ThinkFire the exclusive (except for us and related companies) worldwide rights to negotiate license agreements for our Remote Power Patent with respect to certain potential licensees agreed to between the parties. Either we or ThinkFire can terminate the Agreement upon 60 days notice for any reason or upon 30 days notice in the event of a material breach. We have agreed to pay ThinkFire a fee not to exceed 20% of the royalty payments received from license agreements consummated by ThinkFire on our behalf. ThinkFire may not be successful in consummating license agreements on our behalf and even if such agreements are consummated they may not result in significant royalty payments to us.

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

     WE ARE CURRENTLY RELYING UPON OUR CONTINGENCY FEE AGREEMENT WITH BLANK
     ROME.

     In August 2005, we entered into an agreement with Blank Rome, LLP ("Blank Rome"), a national law firm, pursuant to which Blank Rome has been engaged to represent us in connection with all litigation involving our Remote Power Patent. Blank Rome has agreed to represent us with respect to each litigation pertaining to the Remote Power Patent on a full contingency basis (except for any proceeding before the International Trade Commission). As compensation for its services on a full contingency basis, Blank Rome will receive from us percentages of Net Consideration (as defined in the Agreement) ranging from 12.5% to 35% received by us by way of settlement or judgment in connection with each litigation matter. We have also agreed to compensate Blank Rome in an amount equal to 10% of the Net Consideration received by us from certain designated parties mutually agreed upon by us and Blank Rome (the "Designated Parties") in the event such Designated Parties enter into license agreements or similar agreements with us.

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

     Our success depends on our ability to protect our intellectual property rights. In August 2005, we commenced patent litigation against D-Link Corporation and D-Link Systems, Incorporated for infringement of our Remote Power Patent (See below Risk Factors - "Uncertainty of outcome of D-Link Litigation"). In the future, it may be necessary for us to commence patent litigation against additional third parties whom we believe require a license to our patents. In addition, we may be subject to claims seeking to invalidate our patents, which will likely be asserted by D-Link as a defense in the pending litigation. These types of claims, with or without merit, may subject us to costly litigation and diversion of management's focus. If we are unsuccessful in enforcing and validating our patents and/or if third parties making claims against us seeking to invalidate our patents are successful, they may be able to obtain injunctive or other equitable relief, which effectively could block our ability to license or otherwise capitalize on our proprietary technologies. Successful litigation against us resulting in a determination that our patents are invalid would have a material adverse effect on us.

     WE FACE UNCERTAINTY AS TO THE OUTCOME OF LITIGATION WITH D-LINK.

     On August 10, 2005, we commenced litigation against D-Link Corporation and D-Link Systems, Incorporated in the United States District Court for the Eastern District of Texas, Tyler division (Civil Action No. 6:05W291), for infringement of our Remote Power Patent. Our complaint seeks, among other things, a judgment that our Remote Power Patent is duly enforceable and has been infringed by the defendants. We also seek a permanent injunction restraining defendants from continued infringement, or active inducement of infringement by others, of our Remote Power Patent. On February 27, 2006, the D-Link defendants filed answers and asserted counterclaims. In their answers, the D-Link defendants asserted that they did not infringe any valid claim of the Remote Power Patent, and further asserted that our asserted patent claims are invalid and/or unenforceable. In addition to these defenses, the D-Link defendants also asserted counterclaims for, among other things, non-infringement, invalidity and unenforceability of the Remote Power Patent. In the event that the Court determines that our Remote Power Patent was not valid or enforceable, and/or that the defendants did not infringe, any such determination would have a material adverse effect on us.

     MATERIAL LICENSING REVENUES FROM OUR REMOTE POWER PATENT MAY BE DEPENDENT UPON THE APPLICABILITY OF THE IEEE STANDARD.

     The Institute of Electrical and Electronic Engineers ("IEEE") is a non-profit, technical professional association of more than 360,000 individual members in approximately 175 countries. The Standards Association of the IEEE is responsible for the creation of global industry standards for a broad range of technology industries. In 1999, the IEEE formed a task force to facilitate the adoption of a standardized methodology for the delivery of remote power over Ethernet networks which would insure interoperability among vendors of switches and terminal devices. In June 2003, the IEEE Standards Association approved the 802.3af Power Over Ethernet standard (the "Standard"), which covers technologies deployed in delivering power over Ethernet cables including whether deployed in switches or as standalone midspan hubs, both of which provide power to remote devices including wireless access points, IP phones and network based cameras. The technology is commonly referred to as Power Over Ethernet ("PoE"). We believe our Remote Power Patent covers several of the key technologies covered by the Standard. However, there is a risk that as a result of litigation a court may determine otherwise and such a determination would have a material adverse effect on our ability to enter into license agreements and achieve revenue and profits from our Remote Power Patent.

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

     DEPENDENCE UPON CEO AND CHAIRMAN.

     Our success is largely dependent upon the personal efforts of Corey M. Horowitz, our Chairman and Chief Executive Officer and Chairman of the Board of Directors. On November 26, 2004, we entered into a two (2) year employment agreement with Mr. Horowitz pursuant to which he continues to serve as our Chairman and Chief Executive Officer. We do not maintain key man life insurance on the life of Mr. Horowitz. The loss of the services of Mr. Horowitz would have a material adverse effect on our business and prospects.

     RISKS RELATED TO LOW PRICED STOCKS.

     Our common stock currently trades on the OTC Bulletin Board under the symbol NSSI. Since the trading price of our common stock is below $5.00 per share, our common stock is considered a penny stock. SEC regulations generally define a penny stock to be an equity security that is not listed on Nasdaq or a national securities exchange and that has a market value of less than $5.00 per share, subject to certain exceptions. SEC regulations require broker-dealers to deliver to a purchaser of our common stock a disclosure schedule explaining the penny stock market and the risks associated with it. Various sales practice requirements are also imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). Broker-dealers must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and monthly account statements disclosing recent price information for the penny stock held in the customer's account.

     THE SIGNIFICANT NUMBER OF OPTIONS AND WARRANTS OUTSTANDING MAY ADVERSELY AFFECT THE MARKET PRICE FOR OUR COMMON STOCK.

     As of March 24, 2006, there are outstanding (i) options and warrants to purchase an aggregate of 9,826,943 shares of our common stock at exercise prices ranging from $.12 to $10.13, and (ii) 7,630 additional shares of our common stock which may be issued in the future under our stock option plan. To the extent that outstanding options and warrants are exercised, stockholder percentage ownership will be diluted and any sales in the public market of the common stock underlying such options may adversely affect prevailing market prices for our common stock.

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

ITEM 3. LEGAL PROCEEDINGS

     POWERDSINE SETTLEMENT

     On November 16, 2005, the Company entered into a Settlement Agreement with PowerDsine, Inc. (NASDAQ: PDSN) and PowerDsine Ltd. (collectively, "PowerDsine") which dismissed, with prejudice, patent litigation brought by PowerDsine against the Company in March 2004 in the United States District Court for the Southern District of New York that sought a declaratory judgment that our Remote Power Patent (U.S. Patent No. 6,218,930) was invalid and not infringed by PowerDsine and/or its customers.

     Under the terms of the Settlement Agreement, the Company has agreed that it will not initiate litigation against PowerDsine for its sale of Power over Ethernet (PoE) integrated circuits. In addition, the Company has agreed that it will not seek damages for infringement from customers that incorporate PowerDsine integrated circuit products in PoE capable Ethernet switches manufactured on or before April 30, 2006. PowerDsine has agreed that it will not initiate, assist or cooperate in any legal action relating to the Remote Power Patent. The Company has also agreed that it will not initiate litigation against PowerDsine or its customers for infringement of the Remote Power Patent arising from the manufacture and sale of PowerDsine Midspan products for three years following the dismissal date. Following such three year period, the Company may seek damages for infringement of the Remote Power Patent from PowerDsine or its customers with respect to the purchase and sale of Midspan products beginning 90 days following the dismissal date of the litigation. The benefits afforded to PowerDsine under the Settlement Agreement will cease in the event PowerDsine institutes, assists or cooperates in any legal proceeding related to the Remote Power Patent adverse to the Company (unless otherwise required by law to do so) and PowerDsine customers will also forfeit benefits under the Settlement Agreement if they engage in similar action.

     No licenses to use the technologies covered by the Remote Power Patent were granted to PowerDsine or its customers under the terms of the settlement. The Settlement Agreement further provides that PowerDsine is obligated to provide each of its customers with written notice of the settlement which notice shall disclose that no license for the Remote Power Patent has been provided to PowerDsine's customers and that in order to combine, modify or integrate any PowerDsine product with or into any other device or software, PowerDsine's customers may need to receive patent license(s) for such third party patents which is the customer's responsibility. For the full text of the Company's Settlement Agreement with PowerDsine, see Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2005.

     D-LINK LITIGATION

     On August 10, 2005, the Company commenced patent litigation against D-Link Corporation and D-Link Systems, Incorporated in the United States District Court for the Eastern District of Texas, Tyler division (Civil Action No. 6:05W291), for infringement of the Company's Remote Power Patent. The Company's complaint seeks, among other things, a judgment that its Remote Power Patent is enforceable and has been infringed by the defendants. The Company also seeks a permanent injunction restraining the defendants from continued infringement, or active inducement of infringement by others, of the Company's Remote Power Patent. On February 27, 2006, the D-Link defendants filed answers and asserted counterclaims. In their answers, the D-Link defendants asserted that they did not infringe any valid claim of the Remote Power Patent, and further asserted that the asserted patent claims are invalid and/or unenforceable. In addition to these defenses, the D-Link defendants also asserted counterclaims for, among other things, non-infringement, invalidity and unenforceability of the Remote Power Patent. On February 7, 2006, Judge Leonard Davis set a Markman hearing on claim construction for September 19, 2006 and set a trial date of March 7, 2007. In addition, at the proceeding, all of the outstanding motions to dismiss or transfer the case made by the defendants were denied by Judge Davis. In March 2006, the D-Link defendants filed a writ of mandamus to overturn the Court's decision to maintain the action in the Eastern District of Texas. The Company intends to vigorously oppose such writ. In the event the Court determines that its Remote Power Patent was not valid or enforceable, and/or that the defendants did not infringe any such determination would have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     MARKET INFORMATION. The Company's Common Stock currently trades on OTC Bulletin Board under the symbol NSSI. The following table sets forth, for the periods indicated, the range of the high and low closing bid prices for the Common Stock as reported. Such prices reflect inter-dealer quotations, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.



     YEAR ENDED DECEMBER 31, 2005                HIGH           LOW
                                                 ----           ---
     Fourth Quarter                              $1.44          $1.00
     Third Quarter                               $1.55          $0.66
     Second Quarter                              $1.12          $0.66
     First Quarter                               $1.45          $0.92

     YEAR ENDED DECEMBER 31, 2004                HIGH           LOW
                                                 ----           ---
     Fourth Quarter                              $1.25          $0.33
     Third Quarter                               $0.53          $0.05
     Second Quarter                              $0.25          $0.05
     First Quarter                               $0.39          $0.05

     On March 24, 2006, the closing price for the Common Stock as reported on the OTC Bulletin Board was $1.35 per share. The number of record holders of the Company's Common Stock was 125 as of March 24, 2006.

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

     RECENT ISSUANCES OF UNREGISTERED SECURITIES. None.

     ISSUER PURCHASES OF EQUITY SECURITIES. None.

     EQUITY COMPENSATION PLAN INFORMATION

     The following table summarizes share and exercise price information about the Company's equity compensation plans as of December 31, 2005.

-----------------------------------------------------------------------------------------------------------------
                                                    NUMBER OF
                                                SECURITIES TO BE                           NUMBER OF SECURITIES
                                                   ISSUED UPON           WEIGHTED-          REMAINING AVAILABLE
                                                   EXERCISE OF            AVERAGE           FOR FUTURE ISSUANCE
                                                   OUTSTANDING         EXERCISE PRICE          UNDER EQUITY
                                                     OPTIONS,          OF OUTSTANDING        COMPENSATION PLANS
                                                   WARRANTS AND           OPTIONS,         (EXCLUDING SECURITIES
                                                      RIGHTS            WARRANTS AND        REFLECTED IN COLUMN
                                                       (A)                 RIGHTS                   (A))
-----------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
     security holders                                3,992,370              $.93                   7,630
-----------------------------------------------------------------------------------------------------------------
Equity compensation plans not
     approved by security holders                            0                --                       0
-----------------------------------------------------------------------------------------------------------------
              Total                                  3,992,370              $.93                   7,630
-----------------------------------------------------------------------------------------------------------------

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

     On November 18, 2003, the Company acquired the Patent Portfolio from Merlot Communications, Inc., a broadband communications solutions provider. In February

2004, following its review of applicable markets, the Company initiated licensing efforts relating to one of its patents (U.S. Patent No. 6,218,930) covering the remote delivery of power over Ethernet cable (the "Remote Power Patent"). The Company has focused, and will continue to focus, its efforts on licensing its Remote Power Patent. As of the date of this report, the Company has not entered into any license arrangement with respect to the Remote Power Patent, although it is pursuing such arrangements with third parties. During the next 12 months, management does not anticipate licensing efforts for its other patents besides the Remote Power Patent.

     To date the Company has incurred significant losses and at December 31, 2005 had an accumulated deficit of $(44,321,000). For the year ended December 31, 2005, the Company incurred a net loss of $(1,332,000) and incurred a net loss of $(1,953,000) for the year ended December 31, 2004. Management anticipates that the Company will continue to incur losses until it enters into material license agreements with respect to its patented technologies. The Company has not achieved any revenue from its technology licensing business. To date the Company has not entered any licensing agreements with third parties with respect to its Remote Power Patent or the Company's other patented technologies. The Company's inability to consummate license agreements and achieve revenue from its patented technologies would have a material adverse effect on its operations and its ability to continue business.

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

     The Company's success depends on its ability to protect its intellectual property rights. In August 2005, the Company commenced patent litigation against D-Link Corporation and D-Link Systems, Incorporated for infringement of its Remote Power Patent (see Risk Factors - "We face uncertainty of outcome of litigation with D-Link"). In the future, it may be necessary for the Company to commence patent litigation against third parties whom it believes require a license to its patents. In addition, the Company may be subject to third-party claims seeking to invalidate its patents, which have been asserted as a defense in the pending D-Link litigation (See Risk Factors - "We face uncertainty of the outcome of litigation with D-Link") against the Company relating to the Remote Power Patent as discussed below. These types of claims, with or without merit, may subject the Company to costly litigation and diversion of management's focus. In August 2005, the Company engaged Blank Rome LLP as litigation counsel with respect to the Remote Power Patent on a contingency basis pursuant to which Blank Rome is entitled to share in the proceeds of any successful enforcement of the Remote Power Patent (See Risk Factors - "We are currently relying upon our contingency fee agreement with Blank Rome"). If third parties making claims against the Company seeking to invalidate its patent are successful, they may be able to obtain injunctive or other equitable relief, which effectively could block its ability to license or otherwise capitalize on its proprietary technologies. Successful litigation against the Company resulting in a determination that its patents are invalid would have a material adverse effect on the Company.

     The Company has financed its operations primarily from the sale of equity securities. On December 21, 2004 and January 13, 2005, the Company completed a private offering of its equity securities resulting in gross proceeds of $2,685,000. In addition during the first quarter of 2006 the Company received $1,493,726 of cash proceeds from the exercise of warrants issued in December 1999. The Company anticipates, based on currently proposed plans and assumptions, relating to its operations, that its cash and cash equivalents of approximately $2,034,005 as of March 31, 2006 will more likely than not be sufficient to satisfy the Company's operations and capital requirements until December 2007. There can be no assurance, however, that such funds will not be expended prior thereto. In the event the Company's plans change, or its assumptions change, or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), the Company may have insufficient funds to support its operations prior to December 2007. The Company's inability to consummate licensing arrangements with respect to its Remote Power Patent and generate revenues therefrom on a timely basis or obtain additional financing when needed would have a material adverse effect on the Company, requiring it to curtail or cease operations. In addition, any equity financing may involve substantial dilution to the current stockholders of the Company.

CRITICAL ACCOUNTING POLICIES:

     Patents:

     The Company owns a patent portfolio that relates to various telecommunications and data networking technologies. The Company capitalizes the costs associated with acquisition, registration and maintenance of the patents and amortizes these assets over their remaining useful lives on a straight-line basis. Any further payments made to maintain or develop the patents would be capitalized and amortized over the balance of the useful life for the patents. On January 18, 2005, the Company and Merlot amended the Patent Purchase Agreement pursuant to which the Company paid additional purchase price of $500,000 to Merlot Communications, Inc. ("Merlot") in consideration for the restructuring of future contingent payments to Merlot from the licensing or sale of the Patents. Such $500,000 has been recorded as an expense in the accompanying statement of operations.

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

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

See Note B on page F-7 through F-10 to the Financial Statements.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements required hereby are located on pages F-1 through F-19 which follow Part III.

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

ITEM 8B. OTHER INFORMATION.

     None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; PROMOTERS AND CONTROL PERSON; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     NAME                     AGE           POSITION
     ----                     ---           --------
Corey M. Horowitz             51            Chairman and Chief Executive
                                            Officer, Chairman of the Board of
                                            Directors
David C. Kahn                 54            Chief Financial Officer
Harry B. Schessel             41            Director
Robert Graifman               49            Director
Robert M. Pons                49            Director
Laurent Ohana                 42            Director


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

     LAURENT OHANA became a director of the Company in September 2005. Mr. Ohana is currently the Managing Partner of Parkview Ventures LLC ("Parkview"), a company engaged in merchant banking activities, including making investments in and providing strategic advisory services to information technology firms in the US and internationally. From 1999 to 2002, Mr. Ohana was the CEO of Inlumen, Inc., a company engaged in providing private label web-based financial portals to financial institutions. From 1994 to 2004, Mr. Ohana was the managing partner of New Media Capital LLC, a technology venture capital and advisory firm. From 1987 to 1993, Mr. Ohana was a corporate attorney at Fried Frank Harris Shriver & Jacobson.

     The sister of Corey M. Horowitz's wife is married to Robert Graifman.

KEY CONSULTANT

     JONATHAN GREENE has served as a consultant to the Company since December 2004 providing technical and marketing analysis for the Company's Patent Portfolio. Mr. Greene also serves as a member of the Company's Technical Advisory Board. From August 2003 until December 2004, he served as a consultant to Neartek, Inc., a storage management software company (August 2003 until October 2003) and Kavado Inc., a security software company (November 2003 until December 2004). From January 2003 until July 2003, Mr. Greene served as Director of Product Management for FalconStor Software, Inc., a storage management software company. From December 2001 through December 2002, Mr. Greene served as Senior Vice President of Marketing and Business Development of the Company, which at the time was engaged in the development, marketing and licensing of security software. From December 1999 until September 2001, he served as Senior Vice President of Marketing for Panacya Inc., a vendor of service management software. Mr. Greene has also held positions at System Management ARTS (SMARTS), Computer Associates, Cheyenne Software and Data General.

COMMITTEES OF THE BOARD OF DIRECTORS

     Harry Schessel and Robert Graifman are the current members of the Audit Committee and served on the Audit Committed during 2005. Mr. Graifman is the audit committee financial expert. The Audit Committee meets with the Company's independent auditors at least annually to review the scope and results of the annual audit; reviews with the Company's independent auditors the Company's quarterly reports on Form 10-QSB prior to filing, recommends to the Board the independent auditors to be retained; and receives and considers the auditors' comments as to internal controls, accounting staff and management performance and procedures in connection with audit and financial controls. The Audit Committee has adopted a written Audit Committee Charter. Robert Pons and Laurent Ohana are current members of the Company's Compensation Committee. Mr. Pons served as the sole member of the Compensation Committee until joined by Mr. Ohana in September 2005. The Compensation Committee is responsible for determining compensation for the executive officers of the Company, including bonuses and benefits, and administration of the Company's compensation programs, including the Company's Stock Option Plan.

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

TECHNICAL ADVISORY BOARD

     In November 2004 the Company established a Technical Advisory Board to assist the Company with its strategic business plan of maximizing the value of its Patent Portfolio. Each member of the Technical Advisory Board received a five (5) year option to purchase 17,500 shares (fully vested) of the Company's common stock at an exercise price of $.54 per share.

     The members of the Technical Advisory Board include:

     GEORGE CONANT, CHAIRMAN OF MERLOT COMMUNICATIONS, INC., a broadband communications solutions provider. Prior to joining Merlot Communications, Inc., Mr.

Conant co-founded Xyplex, Inc., a manufacturer of data communications equipment and network management software, where he held the positions of Vice President of Engineering, Vice President of Technology and Chief Technology Officer. Prior to Xyplex, Mr. Conant was employed by Digital Equipment Corporation, where he worked as a network architect. Mr. Conant received a BS and a Masters in theoretical mathematics from the University of Michigan.

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

     JONATHAN GREENE also serves as a member of the Technical Advisory Board (see page 21 hereof for a description of Mr. Greene's background).

     SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's executive officers, directors, and persons who own more than 10% of the Company's outstanding Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that its executive officers, directors, and greater than 10% stockholders complied with all required filings during the year ended December 31, 2005.

CODE OF ETHICS

     The Board of Directors has adopted a Code of Ethics that applies to the principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics was filed as Exhibit 14 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table summarizes compensation, for the fiscal years indicated, awarded to, earned by or paid to the Company's Chief Executive Officer ("CEO") and to each of its executive officers (collectively, the "Named Executive Officers") who received annual salary and bonus in excess of $100,000 for the year ended December 31, 2005 for services rendered in all capacities to the Company.

     SUMMARY COMPENSATION TABLE

                                                           ANNUAL COMPENSATION                   LONG TERM COMPENSATION AWARDS
                                               -------------------------------------------      --------------------------------
                                                                                                 SHARES
                                 YEAR ENDED                                 OTHER ANNUAL       UNDERLYING       ALL OTHER ANNUAL
NAME AND PRINCIPAL POSITION      DECEMBER 31   SALARY ($)    BONUS ($)     COMPENSATION(1)      OPTIONS(#)       COMPENSATION(1)
---------------------------      -----------   ----------    ---------     ---------------      ----------       ---------------
Corey M. Horowitz                   2005       $252,083      $100,000(2)         --             1,195,361               --
  Chairman and Chief                2004       $218,970           --             --             1,500,000               --
  Executive Officer                 2003       $210,000(3)                       --             1,600,000               --

-------------------

(1) The Company has concluded that the aggregate amount of perquisites and other personal benefits paid to Mr. Horowitz did not exceed the lesser of ten percent (10%) of such individual's annual salary and bonus for each fiscal year indicated or $50,000.

(2)     The bonus paid to Mr. Horowitz was for 2005 and was paid in February
        2006.

(3) On December 22, 2003, Mr. Horowitz became Chairman and Chief Executive Officer of the Company. CMH Capital Management Corp. ("CMH"), the sole stockholder and officer of which is Mr. Horowitz, rendered financial consulting services from June 2001 until December 2003 and was paid consulting fees of $205,398 for 2003 which is included in Mr. Horowitz's salary. Mr. Horowitz's salary for 2003 includes (i) his salary for December 2003 as Chairman and Chief Executive Officer and (ii) consulting fees received by CMH for the period January 2003 until December 2003.

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

     In connection with his Employment Agreement, Mr. Horowitz has agreed not to compete with the Company as follows: (i) during the term of the agreement and for a period of 12 months thereafter if his employment is terminated other than for cause (as defined) provided he is paid his 12 month base salary severance amount and (ii) for a period of two years from the termination date, if terminated "For Cause" or "Without Good Reason." In accordance with his employment agreement (as amended on March 29, 2006), Mr. Horowitz also has certain anti-dilution rights which provide that if at any time during the period ended November 24, 2006, in the event that the Company completes an offering of its common stock or any securities convertible or exercisable into common stock (exclusive of securities issued upon exercise of outstanding options, warrants or other convertible securities), Mr. Horowitz shall receive from the Company, at the same price as the securities issued in the financing, such number of additional options to purchase Common Stock so that he maintains the same derivative ownership percentage (20.11%) of the Company based upon options and warrants owned by Mr. Horowitz and exclusive of his ownership of shares of Common Stock as he owned as of the time of execution of his employment agreement (November 2004); provided, that, the aforementioned anti-dilution protection shall be afforded to Mr. Horowitz up to a maximum future Company financing of $2.5 million. In March 2005, Mr. Horowitz was issued a seven (7) year option to purchase 1,195,361 shares of Common Stock, at an exercise price of $1.18 per share, pursuant to the anti-dilution provisions of his Employment Agreement as a result of a private offering of the Company's securities completed in December 2004 and January 2005.

     On August 4, 2005, the Company and David C. Kahn entered into an agreement pursuant to which Mr. Kahn agreed to continue to serve as Chief Financial Officer of the Company through December 31, 2006. In consideration for his services, Mr. Kahn will be compensated at the rate of $6,000 per month for the period through December 31, 2005 and $6,300 per month for the year ended December 31, 2006. Mr. Kahn was also issued a ten (10) year option (the "Option") to purchase 75,000 shares of the Company's common stock at an exercise price of $.80 per share. The option vested 30,000 shares on the date of grant and the balance of the shares (45,000) will vest on a quarterly basis in equal amounts of 7,500 shares beginning September 30, 2005 through December 31, 2006. Upon a "Change in Control" (as defined) all of the unvested shares underlying the Option shall become 100% vested and immediately exercisable. The agreement further provides that the Company may terminate the agreement at any time for any reason. In the event Mr. Kahn's services are terminated without "Good Cause" (as defined), he will be entitled to accelerated vesting of all unvested shares underlying the Option and the lesser of six months base monthly compensation or the remaining balance of the monthly compensation payable through December 31, 2006.

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

OPTION GRANTS IN 2005

     The following stock options were granted to the Named Executive Officers during the year ended December 31, 2005:

                             NUMBER OF         % OF TOTAL
                               SHARES        OPTIONS GRANTED     EXERCISE
                             UNDERLYING       TO EMPLOYEES       PRICE PER     EXPIRATION
                          OPTIONS GRANTED      IN 2005(1)        SHARE (2)        DATE
                          ---------------      ----------        ---------        ----
Corey M. Horowitz           1,195,361(2)           94%             $1.18       3/16/2012

-------------------

(1) The number of options granted to employees during the year ended December 31, 2005 used to compute this percentage is based on aggregate stock options of 1,270,361 shares including an option to purchase 75,000 shares granted to the Company's Chief Financial Officer.

(2) The exercise price ($1.18 per share) of the options granted to Mr. Horowitz was based upon the per share price of shares and warrants issued in the Company's private offering in December 2004 and January 2005 in accordance with the anti-dilution provisions of his employment agreement. The exercise price per share of the options ($1.18) exceeded the fair market value of the shares on the date of grant (March 17, 2005) which was $1.13.

     FISCAL YEAR-END OPTION VALUES

     No options were exercised by the Named Executive Officers during the year ended December 31, 2005. The following table sets forth information relating to the fiscal year-end value of unexercised options held by the Named Executive Officers on an aggregated basis:

                          Number of Securities
                               Underlying                         Value of Unexercised
                           Unexercised Options                    In-the-Money Options
                              at 12/31/2005                     at Fiscal Year-End ($)(1)
                      -------------------------------        -------------------------------
      Name            Exercisable       Unexercisable        Exercisable       Unexercisable
      ----            -----------       -------------        -----------       -------------
Corey M. Horowitz     5,523,081(2)         210,625            $2,599,600          $180,000

-------------------

(1) Options are "in-the-money" if the market price of the Common Stock on December 30, 2005 ($1.13) exceeds the exercise price of such options. The value of such options is calculated by determining the difference between the aggregate market price of the Common Stock underlying the options on December 30, 2005 (last trading day of the year) and the aggregate exercise price of such options.

(2) Includes options and warrants to purchase 1,300,000 shares of Common Stock held by CMH Capital Management Corp., an entity in which Mr. Horowitz is the sole owner and officer.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information regarding the beneficial ownership of the Company's shares of Common Stock as of March 24, 2006 (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director and nominee, (iii) each of the executive officers of the Company, and (iv) all executive officers and directors of the Company as a group.

          NAME AND ADDRESS(1) OF                     NUMBER OF SHARES      PERCENTAGE OF SHARES
             BENEFICIAL OWNER                       BENEFICIALLY OWNED     BENEFICIALLY OWNED(2)
             ----------------                       ------------------     ---------------------
Corey M. Horowitz(3)                                    8,884,226                 36.3%

CMH Capital Management Corp. (4)                        4,167,800                 20.5%

Barry Rubenstein(5)                                     3,743,215                 19.6%

Irwin Lieber (6)                                        2,048,338                 10.7%

Barry Fingerhut (7)                                     2,008,598                 10.5%

Emigrant Capital Corporation (8)
   Paul Milstein Revocable 1998 Trust
   New York Private Bank & Trust Corporation
   Emigrant Bancorp. Inc.
   Emigrant Savings Bank                                1,312,500                  6.7%

Wheatley Partners II, L.P. (9)                          1,280,207                  6.7%

          NAME AND ADDRESS(1) OF                     NUMBER OF SHARES      PERCENTAGE OF SHARES
             BENEFICIAL OWNER                       BENEFICIALLY OWNED     BENEFICIALLY OWNED(2)
             ----------------                       ------------------     ---------------------
Singer Fund Management, LLC(10)                         1,063,480                  5.5%
  Singer Opportunity Fund, L.P.
  Singer Fund, L.P.

Robert Graifman(11)                                       283,450                  1.5%

Harry B. Schessel (12)                                    128,750                   *

David C. Kahn(13)                                         102,500                   *

Laurent Ohana(14)                                          75,000                   *

Robert Pons(15)                                            50,000                   *

All officers and directors as a group                   9,523,926                 38.1%
 (6 Persons)

-------------------
          *   Less than 1%.

(1) Except as otherwise indicated, the address for each beneficial owner is c/o Network-1 Security Solutions, Inc., 445 Park Avenue, Suite 1028, New York, New York 10022.

(2) Unless otherwise indicated, the Company believes that all persons named in the above table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities held by such person (but not those held by any other person) and which are exercisable or convertible within 60 days have been exercised and converted. Assumes a base of 19,049,724 shares of Common Stock outstanding.

(3) Includes (i) 418,803 shares of Common Stock held by Mr. Horowitz, (ii) 4,137,861 shares of Common Stock subject to currently exercisable stock options held by Mr. Horowitz, (iii) 2,867,800 shares of Common Stock held by CMH Capital Management Corp. ("CMH"), an entity solely owned by Mr. Horowitz, (iv) 550,000 shares of Common Stock subject to currently exercisable warrants held by CMH, (v) 750,000 shares of Common Stock subject to currently exercisable options held by CMH, (vi) 67,471 shares of Common Stock owned by Donna Slavitt, the wife of Mr. Horowitz, (vii) 90,000 shares of Common Stock held by two trusts and a custodian account for the benefit of Mr. Horowitz's three children and (viii) 2,291 shares of Common Stock held by Horowitz Partners, a general partnership of which Mr. Horowitz is a partner. Does not include options to purchase 210,625 shares of Common Stock which are not currently exercisable. The address of CMH Capital Management Corp. is 445 Park Avenue, New York, New York 10022.

(4) Includes (i) 2,867,800 shares of Common Stock, (ii) 550,000 shares of Common Stock subject to currently exercisable warrants and (iii) 750,000 shares of Common Stock subject to currently exercisable stock options. Corey M. Horowitz, by virtue of being the sole officer and shareholder of CMH, has the sole power to vote and dispose of the shares of common stock owned by CMH.

(5) Includes (i) 1,280,207 shares of Common Stock held by Wheatley Partners II, L.P., (ii) 194,280 shares of Common Stock held by Wheatley Partners, L.P., (iii) 16,868 shares of Common Stock held by Wheatley Foreign Partners, L.P., (iv) 150,012 shares of Common Stock held by Mr. Rubenstein, (v) 47,500 shares of common stock subject to currently exercisable stock options held by Mr. Rubenstein, and (vi) 829,226, 619,983, 309,316, 294,810 and 1,049 shares of Common Stock held by Woodland Venture Fund, Seneca Ventures, Woodland Partners, Brookwood Partners, L.P. and Marilyn Rubenstein, respectively. Does not include options to purchase 11,875 shares of Common Stock held by Mr. Rubenstein which are not currently exercisable. The aforementioned beneficial ownership by Mr. Rubenstein is based upon Amendment No. 6 to Schedule 13D jointly filed by Mr. Rubenstein and related parties with the Securities and Exchange Commission on January 3, 2005 and Form 4s filed by Mr. Rubenstein with the Securities and Exchange Commission on December 21, 2004 and February 17, 2005. Barry Rubenstein is a general partner of Wheatley Partners II, L.P. and a member of the general partner of each of Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P. Barry Rubenstein and Woodland Services Corp. are the general partners of Woodland Venture Fund and Seneca Ventures. Barry Rubenstein is the President and sole director of Woodland Services Corp. Marilyn Rubenstein is the wife of Barry Rubenstein. Mr. Rubenstein disclaims beneficial ownership of the shares of Common Stock held by Wheatley Partners II, L.P., Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P., except to the extent of his equity interest therein. The address of Barry Rubenstein is 68 Wheatley Road, Brookville, New York 11545. The address of Wheatley Partners II, L.P. and Wheatley Partners, L.P. is 60 Cuttermill Road, Great Neck, New York 11021. The address of Wheatley Foreign Partners, L.P. is c/o Fiduciary Trust, One Capital Place, Snedden Road, P.O. Box 162, Grand Cayman, British West Indies. The address for Woodland Venture Fund, Seneca Ventures, Brookwood Partners, L.P. and Woodland Partners is c/o Barry Rubenstein, 68 Wheatley Road, Brookville, New York 11545.

(6) Includes (i) 1,280,207 shares of Common Stock held by Wheatley Partners II, L.P., (ii) 194,280 shares of Common Stock held by Wheatley Partners, L.P., (iii) 16,868 shares of Common Stock held by Wheatley Foreign Partners, L.P., (iv) 509,483 shares of Common Stock owned by Mr. Lieber, and (v) 47,500 shares of Common Stock subject to currently exercisable stock options owned by Mr. Lieber. Does not include options to purchase 11,875 shares of Common Stock owned by Mr. Lieber which are not currently exercisable. The aforementioned beneficial ownership by Mr. Lieber is based upon Amendment No. 6 to Schedule 13D jointly filed by Mr. Lieber and related parties with Securities and Exchange Commission on January 3, 2005 and Form 4s filed with the Securities and Exchange Commission on December 21, 2004 and February 17, 2005. Mr. Lieber disclaims beneficial ownership of the shares of Common Stock held by Wheatley Partners II, L.P., Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P., except to the extent of his equity interest therein. The address of Irwin Lieber is c/o Wheatley Partners, II, L.P., 80 Cuttermill Road, Great Neck, New York 11021.

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

(8) Includes (i) 750,000 shares of Common Stock and (ii) 562,500 shares of Common Stock subject to currently exercisable warrants held by Emigrant Capital Corporation ("Emigrant Capital"). Emigrant Capital is a wholly owned subsidiary of Emigrant Savings Bank ("ESB"), which is a wholly-owned subsidiary of Emigrant Bancorp, Inc ("EBI"). EBI is a wholly-owned subsidiary of New York Private Bank & Trust Corporation ("NYPBTC"). The Paul Milstein Revocable 1998 Trust (the "Trust") owns 100% of the voting stock of NYPBTC. ESB, EBI, NYPBTC and the Trust each may be deemed to be the beneficial owner of the shares of Common Stock and warrants held by Emigrant Capital. The aforementioned is based upon a
        Schedule 13G/A filed jointly by Emigrant Capital, ESB, EBI, NYPBTC, the Trust and others with the Securities and Exchange Commission on January 12, 2005. Howard Millstein, by virtue of being an officer of New York Private Bank and Trust Corporation and trustee of the Paul Milstein Revocable 1998 Trust, both indirect owners of Emigrant Capital Corporation, may be deemed to have sole power to vote and dispose of the securities owned by Emigrant Capital Corporation. The principal business address of Emigrant Capital, ESB, EBI, NYPBTC and the Trust is 6 East 43rd Street, New York, New York 10017.

(9) Includes 1,280,207 shares of Common Stock. Does not include (i) 2,415,544, 720,631, 728,391, 139,393 and 140,945 shares of Common Stock beneficially owned by Barry Rubenstein, Irwin Lieber, Barry Fingerhut, Jonathan Lieber and Seth Lieber, respectively, each of whom is a general partner of Wheatley Partners II, L.P. and (ii) an aggregate of 95,000 shares of Common Stock subject to currently exercisable options owned by Barry Rubenstein (47,500 shares) and Irwin Lieber (47,500 shares). Each of Messrs. Rubenstein, I. Lieber, Fingerhut, J. Lieber and S. Lieber disclaims beneficial ownership of the securities held by Wheatley Partners II, L.P., except to the extent of their equity interest therein. Jonathan Lieber and Seth Lieber each beneficially own less than 1% of the outstanding Common Stock of the Company exclusive of shares beneficially owned by Wheatley Partners II, L.P., Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P. and as such have not been included in the beneficial ownership table. Barry Rubenstein, Irwin Lieber, Barry Fingerhut, Seth Lieber and Jonathan Lieber, by virtue of each being a general partner of Wheatley Partners II, L.P., may be deemed to have shared power to vote and dispose of the shares of common stock owned by Wheatley Partners II, L.P. Wheatley Partners II, L.P.'s business address is 80 Cuttermill Road, Great Neck, New York 11021.

(10) Includes (i) 405,000 shares of Common Stock and 187,500 shares of Common Stock subject to currently exercisable warrants owned by Singer Fund, L.P., (ii) 282,980 shares of Common Stock and 187,500 shares of Common Stock subject to currently exercisable warrants owned by Singer Fund, L.P., and (iii) 500 shares of Common Stock owned by Singer Congressional Fund, L.P. Singer Fund Management, LLC makes all investment and voting decisions on behalf of Singer Opportunity Fund, L.P., Singer Fund, L.P. and Singer Congressional Fund, L.P. The aforementioned is based on a
        Schedule 13G filed jointly by Singer Fund Management, LLC, Singer Opportunity Fund, L.P., Singer Fund, L.P. and Singer Congressional Fund, L.P. with the Securities and Exchange Commission on March 23, 2005. Eric Singer, by virtue of being managing member of Singer Fund, L.P. and Singer Fund Management, LLC, has sole power to vote and dispose of the securities owned by Singer Fund, L.P. The principal business address of Singer Fund Management, LLC is 650 Fifth Avenue, New York, New York 10019.

(11) Includes (i) 154,700 shares of Common Stock, (ii) 75,000 shares subject to currently exercisable warrants and (iii) 53,750 shares subject to currently exercisable stock options issued to Mr. Graifman pursuant to the Stock Option Plan. Does not include options to purchase 11,250 shares of Common Stock which are not currently exercisable.

(12) Includes 128,750 shares of Common Stock subject to currently exercisable stock options issued to Mr. Schessel pursuant to the Stock Option Plan. Does not include options to purchase 11,250 shares of Common Stock which are not currently exercisable.

(13) Includes 102,500 shares of Common Stock subject to currently exercisable stock options issued to Mr. Kahn pursuant to the Stock Option Plan. Does not include options to purchase 22,500 shares of Common Stock which are not currently exercisable.

(14) Includes 75,000 shares subject to currently exercisable options and warrants issued to Mr. Ohana. Does not include options to purchase 25,000 shares of Common Stock which are not currently exercisable.

(15) Includes 50,000 shares subject to currently exercisable stock options issued to Mr. Pons pursuant to the Stock Option Plan.

     The Equity Compensation Plan information presented in Item 5 of this Annual Report is incorporated herein in its entirety.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In November 2004, the Company entered into a two year employment agreement with Corey M. Horowitz pursuant to which he continues to serve as Chairman and Chief Executive Officer at an annual base salary of $250,000 for the first year and $275,000 for the second year. Pursuant to the Employment Agreement the Company issued options to Mr. Horowitz to purchase 1,500,000 shares of common stock. (See Item 10. "Executive Compensation - Employment Contracts, Termination of Employment and Change-In-Control Arrangements" at page 25 hereof. In February 2006, Mr. Horowitz received a bonus of $100,000 from the Company for 2005. On March 29, 2006, the Company entered into an amendment to its Employment Agreement with Mr. Horowitz pursuant to which the anti-dilution protection offered Mr. Horowitz was extended until November 26, 2006. The amendment provides that if the Company completes an equity financing (including securities exercisable or convertible into equity) at anytime prior to November 26, 2006, Mr. Horowitz shall be issued options by the Company (at an exercise price equal to the same price as the securities issued in the financing) to purchase such number shares of common stock so that he maintains the same derivative ownership percentage (as defined in the Employment Agreement) that he owned as of November 2004 (at the time of execution of the employment agreement); provided; that, such anti-dilution protection shall be provided to Mr. Horowitz up to a maximum future Company financing of $2.5 million.

     On November 18, 2003, the Company entered into an agreement (the "Agreement") with Merlot Communications, Inc. ("Merlot"), a broadband communications solutions provider, pursuant to which the Company acquired six patents (the "Patent Portfolio") relating to various telecommunications and data networking technologies from Merlot, for a purchase price of $100,000 and contingent future payments equal to 20% of the net income (as defined in the Agreement) of the Company from the sale or licensing of the Patents after the Company achieves $4.0 million of net income for each patent comprising the Patent Portfolio ("Future Contingent Payments"). On January 18, 2005, the Company and Merlot entered into an amendment to the Agreement (the "Amendment") pursuant to which the Company paid $500,000 to Merlot in consideration for the restructuring of the Future Contingent Payments to Merlot from the licensing or sale of the Patent Portfolio. The Amendment provides for future contingent payments by the Company to Merlot of $1.0 million upon achievement of $25 million of Net Royalties (as defined), an additional $1.0 million upon achievement of $50 million of Net Royalties and an additional $500,000 upon achievement of $62.5 million of Net

Royalties from licensing or sale of the patents acquired from Merlot. Wheatley Partners, II, L.P. and its affiliates and related parties, who are principal stockholders of the Company, owned a majority of the outstanding voting stock of Merlot at the time of the Agreement and the Amendment and Barry Rubenstein and Irwin Lieber, principal stockholders of the Company and general partners of Wheatley Parties II, L.P., were also directors of Merlot at the time of the Agreement and Amended Agreement but abstained from voting on approval of such agreements.

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

     On December 21, 2004, the Company extended the exercise period for outstanding warrants to purchase 1,352,152 shares of Common Stock originally issued in connection with a private offering completed by the Company in December 1999 (the "1999 Warrants") for an additional period of one year or until December 22, 2005. On December 12, 2005, the exercise period of the 1999 Warrants was further extended until March 22, 2006. Corey M. Horowitz was among the investors that participated in the December 1999 private offering and owned warrants to purchase 85,220 shares as part of the 1999 Warrants.

     On December 21, 2004 and January 13, 2005, the Company completed a private offering of an aggregate of 2,685,000 shares of common stock and three year warrants to purchase 2,013,750 shares of common stock for an aggregate purchase price of $2,685,000 paid by investors (the "Private Offering"). As part of its agreement with the investors in the Private Offering, the Company filed a registration statement with the Securities and Exchange Commission to register for resale the Common Stock (including the shares issuable upon exercise of the warrants) sold in the Private Offering and such Registration Statement was declared effective on December 22, 2005. Investors in the Private Offering included Robert Graifman (100,000 shares of Common Stock and warrants to purchase 75,000 shares of Common Stock), a director of the Company. As a result of completion of the Private Offering, in accordance with the anti-dilution provisions of the Employment Agreement, dated November 26, 2004, between Corey
M. Horowitz and the Company, in March 2005, Mr. Horowitz was issued a seven year option to purchase 1,195,361 shares of Common Stock at an exercise price of $1.18 per share.

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

     10.6 Employment Agreement, dated November 26, 2004, between the Company and Corey M. Horowitz. Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 1, 2004 and incorporated herein by reference.

     10.7 Master Services Agreement, dated November 30, 2004, between the Company and ThinkFire Services USA, Ltd. Previously filed as
             Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 2, 2004 and incorporated herein by reference.

     10.8 Securities Purchase Agreement, dated December 21, 2004, between Company and the investors. Previously, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 28, 2004 and incorporated herein by reference.

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

     10.11 Agreement, dated August 4, 2005, between the Company and David C. Kahn. Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 9, 2005 and incorporated herein by reference.

     10.12 Agreement, dated August 9, 2005, between the Company and Blank Rome LLP. Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 11, 2005 and incorporated herein by reference.

     10.13 Settlement Agreement, dated November 16, 2005, among the Company, PowerDsine Ltd and PowerDsine, Inc. Previously filed as Exhibit
             10.1 to the Company's Current Report on Form 8-K filed November 17, 2005 and incorporated herein by reference.

     10.14 Letter Agreement, dated March 29, 2006, between the Company and Corey M. Horowitz. Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 30, 2006 and incorporated herein by reference.

     14 Code of Ethics. Previously filed as Exhibit 14 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 14, 2004 and incorporated herein by reference.

     23.1* Consent of Radin Glass Co., LLP, Independent Registered Public Accounting Firm.

     23.2* Consent of Eisner LLP, former Independent Registered Public Accounting Firm.

     31.1*   Section 302 Certification of Chief Executive Officer.

     31.2*   Section 302 Certification of Chief Financial Officer.

     32.1*   Section 906 Certification of Chief Executive Officer.

     32.2*   Section 906 Certification of Chief Financial Officer.

-------------------
     *     Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     Eisner LLP, the Company's former principal independent accountant, billed the Company aggregate fees of approximately $73,000 and $81,000 for the years ended December 31, 2005 and December 31, 2004, respectively, for review of financial statements included in the Company's Form 10-QSB's and for other services in connection with statutory or regulatory filings for the year ended December 31, 2005, for the audit of the Company's annual financial statements for the year ended December 31, 2004 and for review of financial statements included in the Company's Form 10-QSB's and for other services in connection with statutory and regulatory filings for the year ended December 31, 2004. On February 2, 2006, the Company dismissed Eisner LLP and engaged Radin, Glass Co., LLP as its new principal independent accountant to audit the Company's financial statements for the year ended December 31, 2005. Before Radin, Glass & Co., LLP and Eisner LLP were engaged to render audit services for the Company for the years ended December 31, 2005 and December 31, 2004, respectively, the engagements were pre-approved by the Company's Audit Committee.

AUDIT RELATED FEES, TAX FEES AND ALL OTHER FEES

     Eisner LLP and Radin, Glass Co., LLP did not render any other professional service other than those discussed above for the years ended December 31, 2005 or December 31, 2004.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 11th day of April 2006.



                                       NETWORK-1 SECURITY SOLUTIONS, INC.


                                       By    /s/ Corey M. Horowitz
                                            ------------------------------------
                                            Corey M. Horowitz
                                            Chairman and Chief Executive Officer

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the following persons in the capacities and on the dates indicated:

NAME                                 TITLE                                   DATE
----                                 -----                                   ----
 /s/ Corey M. Horowitz               Chairman and Chief Executive            April 11,2006
-----------------------------------  Officer, Chairman of the Board of
Corey M. Horowitz                    Directors (principal executive
                                     officer)


 /s/ David Kahn                      Chief Financial Officer (principal      April 11, 2006
-----------------------------------  financial officer)
David Kahn


 /s/ Harry Schessel                  Director                                April 11, 2006
-----------------------------------
Harry Schessel


 /s/ Harry Schessel                  Director                                April 11, 2006
-----------------------------------
Robert Graifman


 /s/ Robert Pons                     Director                                April 11, 2006
-----------------------------------
Robert Pons


 /s/ Laurent Ohana                   Director                                April 11, 2006
-----------------------------------
Laurent Ohana

                       NETWORK-1 SECURITY SOLUTIONS, INC.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004

NETWORK-1 SECURITY SOLUTIONS, INC.






                                                                            PAGE
                                                                            ----
INDEX TO FINANCIAL STATEMENTS

     Reports of independent registered public accounting firm .........     F-1

     Balance sheets as of December 31, 2005 and 2004 ..................     F-3

     Statements of operations for the years ended
     December 31, 2005 and 2004 .......................................     F-4

     Statements of stockholders' equity for the years ended
     December 31, 2005 and 2004 .......................................     F-5

     Statements of cash flows for the years ended
     December 31, 2005 and 2004 .......................................     F-6

     Notes to financial statements ....................................     F-7

NETWORK-1 SECURITY SOLUTIONS, INC.


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Network-1 Security Solutions, Inc.

We have audited the accompanying balance sheet of Network-1 Security Solutions, Inc. as of December 31, 2005 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Network-1 Security Solutions, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Radin, Glass & Co., LLP


New York, New York
March 13, 2006, except for Note K as to which the date is March 29, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Network-1 Security Solutions, Inc.


We have audited the accompanying balance sheet of Network-1 Security Solutions, Inc. as of December 31, 2004 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Network-1 Security Solutions, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Eisner LLP


New York, New York
February 22, 2005

NETWORK-1 SECURITY SOLUTIONS, INC.


BALANCE SHEETS

                                                                   DECEMBER 31,
                                                          ----------------------------
                                                              2005            2004
                                                          ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents                              $    938,000    $  2,177,000
   Prepaid insurance                                            85,000          85,000
   Other current assets                                             --          15,000
                                                          ------------    ------------

        Total current assets                                 1,023,000       2,277,000

Security Deposits                                                6,000
Patents                                                         86,000          92,000
                                                          ------------    ------------

                                                          $  1,115,000    $  2,369,000
                                                          ============    ============

LIABILITIES
Current liabilities:
   Accounts payable                                       $    162,000    $    437,000
   Accrued expenses and other current liabilities              201,000         505,000
                                                          ------------    ------------

        Total current liabilities                              363,000         942,000

Liability to be settled with equity instrument                                 294,000

Commitments and contingencies (Note E)

STOCKHOLDERS' EQUITY

Common stock - $.01 par value; authorized
   50,000,000 shares; 17,697,572 and 17,097,572
   shares issued and outstanding at December 31,
   2005 and 2004, respectively                                 177,000         171,000


Additional paid-in capital                                  44,896,000      43,951,000
Accumulated deficit                                        (44,321,000)    (42,989,000)
                                                          ------------    ------------

                                                               752,000       1,133,000
                                                          ------------    ------------

                                                          $  1,115,000    $  2,369,000
                                                          ============    ============

See notes to financial statements                                            F-3

NETWORK-1 SECURITY SOLUTIONS, INC.


STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED
                                                                  DECEMBER 31,
                                                          ----------------------------
                                                              2005            2004
                                                          ------------    ------------
Operating expenses:

   General and administrative                             $  1,256,000    $  1,956,000
   Patent Costs                                                500,000              --
                                                          ------------    ------------

Operating Loss                                              (1,756,000)     (1,956,000)

Reversal of prior year accruals no longer required             385,000
Interest income                                                 39,000           3,000
                                                          ------------    ------------

Net Loss                                                    (1,332,000)     (1,953,000)





Deemed Dividend on Conversion of common to Preferred                --        (273,000)
Deemed dividend on extension of warrants to preferred
  stockholders and warrants issued in connection with
  anti-dilution provision                                     (500,000)     (1,179,000)
                                                          ------------    ------------


Net loss attributable to common stockholders              $ (1,832,000)   $ (3,405,000)
                                                          ============    ============


NET LOSS PER COMMON SHARE-BASIC AND DILUTED               $      (0.10)   $      (0.26)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING        17,676,202      13,184,551
                                                          ============    ============

See notes to financial statements                                            F-4

NETWORK-1 SECURITY SOLUTIONS, INC.


STATEMENTS OF STOCKHOLDERS' EQUITY


                           SERIES D CONVERTIBLE  SERIES E CONVERTIBLE
                              PREFERRED STOCK      PREFERRED STOCK         COMMON STOCK       ADDITIONAL
                            ------------------  ---------------------  --------------------    PAID-IN     ACCUMULATED
                             SHARES    AMOUNT     SHARES      AMOUN      SHARES     AMOUNT     CAPITAL       DEFICIT       TOTAL
                            --------  --------  ----------  ---------  ----------  --------  -----------  ------------  -----------
BALANCE - JANUARY 1, 2004    231,054     2,000   2,483,508     25,000   8,314,458    83,000   41,443,000   (41,036,000)     517,000
Conversion of Series D and
E preferred stock into
common stock                (231,054)   (2,000) (2,483,508)   (25,000)  6,698,114    67,000      (40,000)                         0
Issuance of stock options
to consultants                                                                                    51,000                     51,000
Sale of common stock                                                    2,085,000    21,000    2,014,000                  2,035,000
Issuance of options for
services                                                                                          61,000                     61,000
Issuance of options to an
employee director                                                                                422,000                    422,000
Extension of warrants
issued to preferred
stockholders
Net loss                                                                                                    (1,953,000)  (1,953,000)
                            --------  --------  ----------  ---------  ----------  --------  -----------  ------------  -----------
BALANCE - DECEMBER 31, 2004                                            17,097,572   171,000   43,951,000   (42,989,000)   1,133,000
                            --------  --------  ----------  ---------  ----------  --------  -----------  ------------  -----------
Issuance of stock options
to consultants                                                                                    83,000                     83,000
Sale of common stock                                                      600,000     6,000      594,000                    600,000
Issuance of options to a
director                                                                                           6,000                      6,000
Issuance of options to an
employee
Net loss                                                                                                                    262,000
                                                                                                 262,000    (1,332,000)  (1,332,000)
                            --------  --------  ----------  ---------  ----------  --------  -----------  ------------  -----------
BALANCE - DECEMBER 31, 2005        0  $      0           0  $       0  17,697,572  $177,000  $44,896,000  $(44,321,000) $   752,000
                            ========  ========  ==========  =========  ==========  ========  ===========  ============  ===========


See notes to financial statements                                            F-5

NETWORK-1 SECURITY SOLUTIONS, INC.


STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                          ----------------------------
                                                              2005            2004
                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                               $ (1,332,000)   $ (1,953,000)

Adjustments to reconcile net loss to net cash used in
operating activities:
   Issuance of options to an employee director                   6,000         422,000
   Valuation adjustment for outstanding stock options          (32,000)        291,000
   Issuance of options for services                             83,000          61,000

   Depreciation and amortization                                 6,000           7,000

Changes in:

   Prepaid expenses and other current assets                    15,000         (14,000)
   Security deposits                                            (6,000)
   Accounts payable, accrued expenses and other current
     liabilities                                              (579,000)        344,000
                                                          ------------    ------------

      Net cash used in operating activities                 (1,839,000)       (842,000)
                                                          ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock                          600,000       2,085,000
   Expenses in connection with issuance of common stock                        (50,000)
                                                          ------------    ------------

      Net cash provided by financing activities                600,000       2,035,000
                                                          ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (1,239,000)      1,193,000
Cash and cash equivalents - beginning of year                2,177,000         984,000
                                                          ------------    ------------

CASH AND CASH EQUIVALENTS - END OF YEAR                   $    938,000    $  2,177,000
                                                          ============    ============


NON-CASH TRANSACTIONS:
   Non-employee compensation paid with stock options      $     83,000    $     51,000
   Liability settled with stock options                   $    262,000              --

See notes to financial statements                                            F-6

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE A - THE COMPANY

Network-1 Security Solutions, Inc. (the "Company") is engaged in the acquisition, licensing and protection of its intellectual property and proprietary technologies. The Company owns six patents covering various telecommunications and data networking technologies (the "Patent Portfolio"). The Company's strategy is to pursue licensing and strategic business alliances with companies that manufacture and sell products that make use of the technologies underlying the Patent Portfolio as well as with other users of the technologies who benefit directly from the technologies including corporate, educational and governmental entities. In February 2004, the Company initiated its licensing efforts relating to its remote power patent which pertains to the control of power delivery over Ethernet networks for the purpose of remotely powering network devices. As of December 31, 2005, the Company has not entered into any licensing arrangements with respect to its Patent Portfolio.


NOTE B -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

[4]  IMPAIRMENT OF LONG-LIVED ASSETS:

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. Accordingly, the Company records impairment losses on long-lived assets used in operations or expected to be disposed of when indicators of impairment exist and the undiscounted cash flows expected to be derived from those assets are less than carrying amounts of those assets. During the years ended December 31, 2005 and 2004, there was no impairment to its patents.

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

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[6]  NET LOSS PER SHARE:

     Basic net loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the year. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. Potential common shares of 11,267,319 and 10,111,299 at December 31, 2005 and 2004, respectively, are not included in the calculation of diluted loss per share because its effect will be anti-dilutive. Such potential common shares are options, warrants, convertible preferred stock and convertible notes.

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

                                                       YEAR ENDED
                                                      DECEMBER 31,
                                             -----------------------------
                                                 2005             2004
                                             ------------     ------------

     Reported net loss attributable to
       common Stockholders                   $ (1,832,000)    $ (3,405,000)
     Stock-based employee compensation
       expense included in reported
       net loss                                     6,000          422,000
     Stock-based employee compensation
       determined under the fair
       value-based method                        (613,000)      (1,744,000)
                                             ------------     ------------

     Pro forma net loss                      $ (2,439,000)    $ (4,727,000)
                                             ============     ============
     Net loss per common share (basic
     and diluted):
       As reported                           $      (0.10)    $      (0.26)
                                             ============     ============

       Pro forma                             $      (0.14)    $      (0.36)
                                             ============     ============

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The fair value of options on the date of grant is estimated using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

                                                  YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                                2005                  2004
                                            ------------          ------------
     Risk-free interest rates               3.87 - 4.15%          2.67 - 3.62%
     Expected option life in years              5.00                  3.00
     Expected stock price volatility      195.50 - 237.35%      111.88 - 231.34%
     Expected dividend yield                    0.00%                 0.00%


     The weighted average fair value on the option grant date during the years ended December 31, 2005 and 2004 were $ 0.96 and $0.37 per option, respectively.

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

     In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retroactive application to prior periods' financial statements of voluntary changes in accounting principle unless it is impracticable. The Company is required to adopt SFAS 154 in the first quarter of 2006. The Company does not expect SFAS 154 to have a material impact on its results of operations or financial condition.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

     FASB Staff Position No. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (the "FSP"), was issued on November 3, 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company is required to adopt SFAS 154 in the first quarter of 2006. The Company does not expect SFAS 154 to have a material impact on its results of operations or financial condition.

NOTE C- PATENTS

     In November 2003, the Company acquired a portfolio of telecommunications and data networking patents (six patents) from Merlot Communications, Inc. (the "Seller") in which certain principal stockholders of the Company owned a majority of the Seller's voting stock at the time of the transaction. The purchase price for the Patent Portfolio was $100,000, paid in cash. The cash price paid has been capitalized and is being amortized over the remaining useful life of each patent. In addition, the Company has granted the Seller a nonexclusive, royalty free, perpetual license for the term of each patent to use the patents for the development, manufacture or sale of its own branded products to end users. The Company had agreed to pay the Seller 20% of the net income, as defined, after the first $4,000,000 of net income realized by the Company on a per patent basis from the sale or licensing of the patents. On January 18, 2005, the Company and Seller amended the Patent Purchase Agreement (the "Amendment") pursuant to which the Company paid additional purchase price of $500,000 to Seller in consideration for the restructuring of future contingent payments to Seller from the licensing or sale of the Patents. Such $500,000 has been recorded as an expense in the accompanying statement of operations. The Amendment provides for future contingent payments by the Company to Seller of $1.0 million upon achievement of $25 million of Net Royalties (as defined), an additional $1.0 million upon achievement of $50 million of Net Royalties and an additional $500,000 upon achievement of $62.5 million of Net Royalties from licensing or sale of the patents acquired from Merlot (see Note H[5]).

     For the years ended December 31, 2005 and 2004, the Company has not derived any income from sale or licensing of these patents.

       Balance - January 1, 2004
          Additions                                           $     99,000
          Amortization                                              (7,000)
                                                              ------------

       Balance - December 31, 2004                                  92,000
          Amortization                                              (6,000)
                                                              ------------

       Balance - December 31, 2005                            $     86,000
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

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE D - STOCKHOLDERS' EQUITY (CONTINUED)

     (990,552 of Series E shares and 209,125 of Series D shares). Upon closing of the exchange agreement, there were no outstanding shares of preferred stock. Corey M. Horowitz, Chairman and Chief Executive Officer and a principal stockholder of the Company, is the sole owner and officer of CMH.

[2]  PRIVATE PLACEMENT:

     (a) On December 21, 2004, the Company completed the first closing of a private placement of 2,085,000 shares of common stock and three-year warrants to purchase 1,563,750 shares of common stock (warrants to purchase 1,042,500 shares of common stock at an exercise price of $1.25 and warrants to purchase 521,250 shares of common stock at an exercise price of $1.75) for an aggregate purchase price of $2,035,000, net of $50,000 issuance costs. On January 13, 2005, the Company completed a second closing with respect to the private placement of securities, which consisted of an additional 600,000 shares of common stock and warrants to purchase an additional 450,000 shares of common stock (warrants to purchase 300,000 shares of common stock at an exercise price of $1.25 and warrants to purchase 150,000 shares of common stock at an exercise price of $1.75) for an aggregate purchase price of $600,000. In connection with the first closing of the private placement in December 2004, the Company issued to a finder, warrants to purchase 50,000 shares of common stock at an exercise price of $1.00 expiring in December 2009. As part of the private placement, the Company filed a registration statement to register the common stock and the shares issuable upon exercise of the warrants.

     (b) In connection with the private placement and anti-dilution provisions for the warrants previously issued to FalconStor Software, Inc., the Company issued warrants to purchase an aggregate of 135,000 shares of common stock (6,287 shares in January 2005 and 128,713 shares in December
     2004) at an exercise price of $1.00 expiring in October 2006. The associated expenses, which are treated as imputed dividend, are based on the fair value of these warrants using the Black-Scholes model utilizing the risk-free interest rate of 2.67% and 3.01% life of 2 years, volatility of 270% and dividend yield of 0% in 2005 and 2004, respectively. Such expenses amounted to $6,000 and $147,000 and are presented as deemed dividend in the accompanying statement of operations for the years ended December 31, 2005 and 2004, respectively.

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

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE D - STOCKHOLDERS' EQUITY (CONTINUED)


     The following table summarizes stock option activity for the years ended December 31:

                                                     2005                             2004
                                         ----------------------------    ----------------------------
                                                            WEIGHTED                        WEIGHTED
                                                             AVERAGE                         AVERAGE
                                           OPTIONS          EXERCISE       OPTIONS          EXERCISE
                                         OUTSTANDING          PRICE      OUTSTANDING          PRICE
                                         -----------       ----------    -----------       ----------
     Options outstanding at beginning
       of year                             5,637,998       $     0.80      3,272,370       $     0.99
     Granted                                 699,733(C)(D)       1.04      2,365,628(A)(B)       0.62
     Cancelled/expired
                                         -----------

     Options outstanding at end of year    6,337,731             0.86      5,637,998             0.84
                                         ===========                     ===========

     Options exercisable at end of year    5,971,690       $     0.87      4,007,995             0.80
                                         ===========                     ===========

     (a) Includes options issued to Corey M. Horowitz, Chairman and Chief Executive Officer, with respect to his two-year employment agreement entered into with the Company in November 2004, to purchase an aggregate of 1,500,000 shares of common stock consisting of (i) ten-year non-qualified options to purchase 1,100,000 shares at an exercise price of $0.25 per share fully vested on the date of grant and (ii) five-year incentive stock options to purchase 400,000 shares at an exercise price of $0.68 per share which vested 50% on the date of grant and 50% one year thereafter, subject to acceleration upon a change of control (see Note I[2]). The Company recognized $407,000 of expense in 2004 related to the 1,100,000 options representing the difference between the exercise price of the option and the market price on the date of grant. The Company did not recognize compensation expense for 400,000 options as the exercise price exceeded the market price on the date of grant.

     (b) Includes 745,628 stock options issued to Mr. Horowitz (see Note I[2]) in accordance with an anti-dilution provision of his employment agreement. The Company recognized $15,000 of expense in 2004 related to these options representing the difference between the exercise price and the market price.

     (c) Includes 449,733 stock options issued to Mr. Horowitz (see Note I[2]) in accordance with an anti-dilution provision of his agreement. No expense has been recorded as the exercise price exceeds market price on date of grant.

     (d) Includes an aggregate of 250,000 stock options issued to (i) the Chief Financial Officer to purchase 75,000 shares of common stock at an exercise price of $.80 per share (see Note I[1]), (ii) two consultants to purchase an aggregate of 125,000 shares of common stock at an exercise price of $.80 per share, and (iii) a director to purchase 50,000 shares of common stock at an exercise price of $.80 per share.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE D - STOCKHOLDERS' EQUITY (CONTINUED)

     The following table presents information relating to all stock options outstanding and exercisable at December 31, 2005:

                                               WEIGHTED
                                   WEIGHTED    AVERAGE                  WEIGHTED
       RANGE OF                     AVERAGE   REMAINING                 AVERAGE
       EXERCISE        OPTIONS     EXERCISE    LIFE IN      OPTIONS     EXERCISE
        PRICE        OUTSTANDING     PRICE      YEARS     EXERCISABLE    PRICE

     $0.12 - $2.91    6,022,006     $ 0.65       7.10      5,690,340     $0.66
     $3.00 - $3.75      146,625       3.44       3.12        112,250      3.56
     $4.13 - $5.69       69,600       5.17       4.11         69,600      5.17
     $6.00 - $6.88       89,500       6.23       3.46         89,500      6.23
        $10.00           10,000      10.00       4.21         10,000     10.00
                      ---------                            ---------
                      6,337,731       0.86       6.92      5,971,690      0.87
                      =========                            =========

     On April 18, 2002, in consideration of additional consulting and financial advisory services, the Company issued to CMH an option to purchase 750,000 shares of the common stock at an exercise price of $1.20 per share, which was the market price of the Company's common stock on the date of issuance. The options vested over a three-year period in equal amounts of 250,000 per year beginning April 18, 2003. These options are treated as contingent options and were originally priced in the quarter ended June 30, 2002 at $416,000. Subsequently, they are revalued at each balance sheet date. On April 18, 2003, 250,000 of these options vested, having a fair value of $5,000. Accordingly, $5,000 was reallocated to additional paid-in capital with a corresponding reduction to the liability. On April 18, 2004, 250,000 of these options vested having a fair value of $51,000. Accordingly, $51,000 was reallocated to additional paid-in-capital with a corresponding reduction to the liability. On April 18, 2005, the remaining 250,000 options were vested and revalued from $294,000 at December 31, 2004 to $262,000 which was reallocated to additional paid in capital. Any increase or decrease in the valuation has been reflected as an addition or reduction of general and administrative expenses at each balance sheet date.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE D - STOCKHOLDERS' EQUITY (CONTINUED)

[4]  WARRANTS:

     As of December 31, 2005, the following are the outstanding warrants to purchase shares of the Company's common stock:

       NUMBER
         OF               EXERCISE
      WARRANTS              PRICE                  EXPIRATION DATE
      --------              -----                  ---------------
       100,104            $ 6.44           March 14, 2006 - February 24, 2007
        93,120              9.66                    March 14, 2006
       300,000              0.70                  July 11, 2011 (a)
       250,000              1.48                 October 8, 2006 (a)
     1,245,972              1.11                  March 22, 2006 (b)
       106,180              1.00                  March 22, 2006 (b)
       635,000              1.01                 October 2, 2006 (c)
        66,621              2.03                  April 13, 2006 (d)
        64,352              2.00                   July 2, 2006 (d)
         4,489              2.10                 October 1, 2006 (d)
     1,042,500              1.25                December 21, 2007 (e)
       521,250              1.75                December 21, 2007 (e)
        50,000              1.00                December 21, 2009 (e)
     ---------
       300,000              1.25                 January 13, 2010 (f)
       150,000              1.75                 January 13,2010 (f)
     ---------
     4,929,588
     =========

     (a) Issued to CMH in 2001, a company owned by the Chairman and Chief Executive Officer.

     (b) Issued in connection with Series D preferred stock and notes in December 1999. As a result of private placement in December 2004, the warrant holders were entitled to additional warrants under anti-dilution provisions. However, in lieu of such additional warrants, the Company and the warrant holders agreed to extend the term of the 1,352,152 warrants for an additional year until December 22, 2005. In December 2005, these warrants were further extended for three months until March 22, 2006. The associated expenses in connection with these extensions of warrants are shown as deemed dividend in the accompanying statement of operations for the years ended December 31, 2005 and 2004.

     (c) Issued in 2001 private offering of Series E preferred stock and additional warrants to purchase an aggregate of 135,000 shares issued with respect to the anti-dilution provisions of the warrants as a result of private offerings completed in December 2005 and January 2006 (see Note D[2](b)).

     (d) Issued to a software development company for services rendered (see Note E [5]).

     (e) Issued in connection with 2004 private offering of common stock (see Note D[2](a)).

     (f) Issued in connection with the 2005 private offering of common stock (see Note D[2](a)).

NOTE E - COMMITMENTS AND CONTINGENCIES

[1]  SERVICES AGREEMENT:

     On November 30, 2004, the Company entered into a master services agreement (the "Agreement") with ThinkFire Services USA, Ltd. ("ThinkFire") pursuant to which ThinkFire has been granted the exclusive

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

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

[2]  CONTINGENT LEGAL FEES:

     In August 2005, the Company entered into an agreement with Blank Rome, LLP ("Blank Rome"), a national law firm, pursuant to which Blank Rome has been engaged to represent the Company in connection with all litigation involving the Company's remote power patent. Blank Rome has agreed to represent the Company with respect to each litigation pertaining to the remote power patent on a full contingency basis (except for any proceeding before the International Trade Commission). As compensation for its services on a full contingency basis, Blank Rome will receive from the Company percentages of Net Consideration (as defined in the agreement) ranging from 12.5% to 35% received by the Company by way of settlement or judgment in connection with each litigation matter. The Company has also agreed to compensate Blank Rome in an amount equal to 10% of the Net Consideration received by the Company from certain designated parties mutually agreed upon by the Company and Blank Rome in the event such designated parties enter into license agreements or similar agreements with the Company.

[3]  OPERATING LEASES:

     The Company leases its principal office space in New York City at a monthly rent of $3,150 for 2005.

     Rental expense for the years ended December 31, 2005 and 2004 aggregated $43,000 and $36,000, respectively.

[4]  SAVINGS AND INVESTMENT PLAN:

     The Company has a Savings and Investment Plan which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986. The Company also may make discretionary annual matching contributions in amounts determined by the Board of Directors, subject to statutory limits. The Company did not make any contributions to the 401(k) Plan during the years ended December 31, 2005 and 2004.

[5]  SOFTWARE DEVELOPMENT CONTRACT DISPUTE:

     The Company has a dispute with a software development company pertaining to the number of warrants the Company is required to issue for services rendered. The software development company has claimed they are entitled to approximately 325,000 additional warrants than the Company has included in the warrants outstanding in Note D[4]. At December 31, 2004, the Company has included in accrued expenses $385,000 and this amount was subsequently reversed in 2005.

NOTE F - INCOME TAXES

At December 31, 2005, the Company has available net operating loss carryforwards to reduce future federal taxable income of approximately $38,975,000 for tax reporting purposes, which expire from 2009 through 2025.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE F - INCOME TAXES  (CONTINUED)

Pursuant to the provisions of the Internal Revenue Code, future utilization of these past losses is subject to certain limitations based on changes in the ownership of the Company's stock that have occurred.

The principal components of the net deferred tax assets are as follows:

                                                          YEAR ENDED
                                                          DECEMBER 31,
                                                  ----------------------------
                                                      2005            2004
                                                  ------------    ------------
     Deferred tax assets:
        Net operating loss carryforwards          $ 14,615,000    $ 12,174,000
        Options and warrants not yet deducted,
          for tax purposes                           1,080,000         947,000
        Other                                                0         126,000
                                                  -------------   ------------
                                                    15,695,000      13,247,000
     Valuation allowance                           (15,695,000)    (13,247,000)
                                                  ------------    ------------
     Net deferred tax assets                      $          0    $          0
                                                  ============    ============

The Company has recorded a valuation allowance for the full amount of its deferred tax assets as the likelihood of the future realization cannot be presently determined and any disallowable for changes of ownerships. The valuation allowance increased by $2,448,000 in 2005 and $738,000 in 2004.

The reconciliation between the taxes as shown and the amount that would be computed by applying the statutory federal income tax rate to the loss before income taxes is as follows:

                                                         YEAR ENDED
                                                         DECEMBER 31,
                                                     -------------------
                                                      2005         2004
                                                     ------       ------

     Income tax benefit - statutory rate            (34.0)%      (34.0)%
     State and local, net                            (3.5)%       (3.5)%
     Valuation allowance on deferred tax assets      37.5 %       37.5 %

NOTE G - CONCENTRATIONS

The Company places its cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2005, the Company maintained cash balances of $824,000 in excess of FDIC limits.

NOTE I - RELATED PARTY TRANSACTIONS

[1] In April 2004, the Company entered into an exchange agreement with the holders of all of the Company's outstanding shares of Series E and Series D convertible preferred stock to convert 2,483,508 shares of Series E into 6,208,770 shares of common stock and 231,054 shares of Series D into 489,348 shares of common stock. As an inducement for agreeing to such conversion, the holders of the Series E and Series D received 1.25 times the number of shares of common stock that each preferred stockholder would have otherwise received upon conversion. The holders of preferred stock participating in the

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE H - RELATED PARTY TRANSACTIONS  (CONTINUED)

     exchange included, among others, CMH (1,084,935 of Series E shares), the wife of Corey M. Horowitz (35,377 of Series E shares) and other principal stockholders of the Company (990,552 of Series E shares and 209,125 of Series D shares). Upon closing of the agreement, there were no outstanding shares of preferred stock. As a result of this transaction the Company has imputed a dividend in the amount of $ 273,000 for the year ended December 31, 2004.

[2] In November 2004, the Company entered into a two-year employment agreement with Corey M. Horowitz to continue to serve as Chairman and Chief Executive Officer at a base salary of $250,000 for the first year and $275,000 for the second year (see Note I[2]).

[3] On December 21, 2004, the Company extended the exercise period for the 1999 Warrants by an additional year until December 22, 2005. In December 2005, these warrants were further extended for three months until March 22, 2006. The 1999 Warrants were originally issued as part of a private offering completed by the Company in December 1999. In connection with these extensions, the change in fair value of $494,000 and $1,032,000 using the Black-Scholes model utilizing the risk-free interest rate of 3.97% and 2.67%, life of 0.25 year and 1 year, volatility of 174% and dividend yield of 0% was recorded as a deemed dividend in 2005 and 2004, respectively. Corey M. Horowitz, Chairman and Chief Executive Officer of the Company, owns 85,220 warrants of the 1999 Warrants. (See Note D[4](b)).

[4] On December 21, 2004, the Company completed a private placement of 2,085,000 shares of common stock and three year warrants to purchase 1,563,750 shares of common stock for an aggregate purchase price of $2,035,000, net of $50,000 in issuance costs. An investor in the above private placement (100,000 shares of common stock and warrants to purchase 75,000 shares of common stock) is a director of the Company.

[5] On November 18, 2003, the Company entered into an agreement (the "Agreement") with Merlot Communications, Inc. ("Merlot"), a broadband communications solutions provider, pursuant to which the Company acquired six patents (the "Patent Portfolio") relating to various telecommunications and data networking technologies from Merlot, for a purchase price of $100,000 and contingent future payments equal to 20% of the net income (as defined in the Agreement) of the Company from the sale or licensing of the Patents after the Company achieves $4.0 million of net income for each patent comprising the Patent Portfolio ("Future Contingent Payments"). On January 18, 2005, the Company and Merlot entered into an amendment to the Agreement (the "Amendment") pursuant to which the Company paid $500,000 to Merlot in consideration for the restructuring of the Future Contingent Payments to Merlot from the licensing or sale of the Patent Portfolio. The Amendment provides for future contingent payments by the Company to Merlot of $1.0 million upon achievement of $25 million of Net Royalties (as defined), an additional $1.0 million upon achievement of $50 million of Net Royalties and an additional $500,000 upon achievement of $62.5 million of Net Royalties from licensing or sale of the patents acquired from Merlot. Certain principal stockholders of the Company, and their affiliates and related parties, owned a majority of the outstanding voting stock of Merlot at the time of the Agreement and the Amendment and were also directors of Merlot at the time of the Agreement and the Amendment.

NOTE I - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

[1] In January 2004, the Company entered into an agreement with an individual to serve as the Company's Chief Financial Officer ("CFO"). The agreement expired on December 31, 2004 and provided for a base salary of $5,500 per month for the period January 22, 2004 through April 30, 2004, $4,500 per month for the

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE I - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS  (CONTINUED)

     period May 1, 2004 through August 31, 2004 and $3,500 per month from September 1, 2004 through December 31, 2004. In connection with his agreement, the CFO received options to purchase 50,000 shares of common stock of the Company at $0.35 per share under the Company's stock option plan, at the fair market value of the shares on the date of the grant, 20,000 of these options vested immediately and the balance vested on a monthly basis through December 31, 2004. In August 2005, the Company renewed its arrangement with its CFO through December 31, 2006 and issued options to the CFO to purchase 75,000 shares of common stock, at an exercise price of $.80 per share, which vested 30,000 shares on the date of grant and the balance of 45,000 shares shall vest in equal amounts of 7,500 shares on a quarterly basis beginning September 30, 2005 through December 31, 2006.

[2] On November 26, 2004, the Company entered into an employment agreement with Corey M. Horowitz pursuant to which he agreed to continue to serve as Chairman and Chief Executive Officer of the Company for a two-year term at an annual base salary of $250,000 for the first year and $275,000 for the second year. Mr. Horowitz was also issued options to purchase an aggregate of 1,500,000 shares of the Company's common stock consisting of (i) a ten
     (10) year fully vested option to purchase 1,100,000 shares at an exercise price of $0.25 per share, and (ii) a five-year option to purchase 400,000 shares at an exercise price of $0.68 per share which vested 50% on the date of grant and 50% one year thereafter, subject to acceleration upon a change of control (see Note D[3](a)). In addition, Mr. Horowitz will receive a bonus of 5% of the Company's royalties or other payments received from licensing its patents. This bonus will continue to be paid to Mr. Horowitz for a period of five (5) years following the term of the employment agreement with respect to licenses entered into by the Company during the term of the employment agreement, provided that he has not been terminated by the Company "for cause" or by Mr. Horowitz himself without "good reason". For the year ended December 31, 2005, Mr. Horowitz was paid a discretionary bonus of $100,000 in February 2006. Mr. Horowitz shall receive severance equal to 12 months base salary in the event his employment is terminated "without cause" or by Mr. Horowitz for "good reason". Mr. Horowitz was also granted certain anti-dilution rights which provide that if at any time during the period ending December 31, 2005, in the event that the Company completes an offering of its common stock or any securities convertible or exercisable into common stock, he will receive, at the same price as the securities issued in the financing, such number of additional stock options so that he maintains the same ownership percentage of (20.11%) of the Company based upon options and warrants owned by him and CMH (exclusive of his ownership of shares of common stock) as he owned as of November 26, 2004. As a result of the closings of the private placement on December 31, 2004 and January 13, 2005 and in accordance with the anti-dilution protection afforded to Mr. Horowitz in his employment agreement, Mr. Horowitz earned seven year options to purchase an aggregate of 1,195,361 shares at an exercise price of $1.18 per share (see Notes D[3](b) and D[3](c)).

[3] In September 2005, Laurent Ohana was elected to the Board of Directors and was granted an option to purchase 50,000 shares of the Company's common stock, at an exercise price of $.80 per share, which vest at the rate of 12,500 shares per quarter beginning December 16, 2005.

NOTE J - LITIGATION

[1] On November 17, 2005 the Company entered into a Settlement Agreement with PowerDsine, Inc and PowerDsine Ltd. which dismisses, with prejudice, a civil action brought by PowerDsine in the United States District Court for the Southern District of New York that sought a declaratory judgment that U.S. Patent No. 6,218,930 (the "Remote Power Patent") owned by the Company was invalid and not infringed by PowerDsine and/or its customers. Under the terms of the Settlement Agreement, the Company has agreed that it will not initiate litigation against PowerDsine for its sale of Power over Ethernet
     (PoE) integrated circuits. In addition, the Company has agreed that it will not seek damages for infringement from customers that incorporate PowerDsine integrated circuit products in PoE capable Ethernet switches manufactured on or before April 30, 2006. PowerDsine has agreed that it will not initiate, assist or cooperate in any legal action relating to the Remote Power Patent. The Company also agreed that it will not initiate litigation against PowerDsine or its customers for infringement of the Remote Power Patent arising from the manufacture and sale of PowerDsine Midspan products for three years following the dismissal date. Following such three year period, the Company may seek damages for infringement of the Remote Power Patent from PowerDsine or its customers with respect to the purchase and sale of Midspan products beginning 90 days following the dismissal date.

[2] On August 10, 2005, the Company commenced litigation against D-Link Corporation and D-Link Systems, Incorporated (collectively, "D-Link") in the United States District Court for the Eastern District of Texas, Tyler division (Civil Action No. 6:05W291), for infringement of our Remote Power Patent. The Company's complaint seeks, among other things, a judgment that its Remote Power Patent is duly enforceable and has been infringed by the defendants. The Company also seeks a permanent injunction restraining defendants from continued infringement, or active inducement of infringement by others, of the Remote Power Patent. On February 27, 2006, the D-Link defendants filed answers and asserted counterclaims. In their answers, the D-Link defendants asserted that they did not infringe any valid claim of the Remote Power Patent, and further asserted that the asserted patent claims are invalid and/or unenforceable. In addition to these defenses, the D-Link defendants also asserted counterclaims for, among other things, non-infringement, invalidity and unenforceability of the Remote Power Patent. In the event that the Court determines that the Company's Remote Power Patent was not valid or enforceable, and/or that the defendants did not infringe, any such determination would have a material adverse effect on the Company.

NOTE K - SUBSEQUENT EVENTS

[1] During January 2006 through March 22, 2006, warrants to purchase 1,352,152 shares of common stock were exercised, at exercise prices of $1.00 and $1.114 per share, resulting in aggregate proceeds to the Company of $1,493,726 (see Note D[4](b)). Mr. Horowitz exercised warrants to purchase 85,220 shares as part of such warrant exercises.

[2] On March 29, 2006, the Company entered into an amendment to its employment agreement with Mr. Horowitz pursuant to which the anti-dilution protection afforded Mr. Horowitz (see Note I [2]) was extended until November 26, 2006 up to a maximum financing of $2.5 million.