Form 10QSB
period 2006-03-31
NETWORK 1 SECURITY SOLUTIONS INC
filed 2006-05-15
CIK 1065078

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 _______________

                                   FORM 10-QSB
                                 _______________


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The number of shares of Common Stock, $.01 par value per share, outstanding as of May 10, 2006 was 19,049,724

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]
================================================================================

NETWORK-1 SECURITY SOLUTIONS, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

                       NETWORK-1 SECURITY SOLUTIONS, INC.


                                      INDEX

                                                                        Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
         Condensed Balance Sheets as of March 31, 2006 (unaudited)
         and December 31, 2005...............................................  3

         Condensed Statements of Operations for the three months
         ended March 31, 2006 and 2005 (unaudited)...........................  4

         Condensed Statements of Cash Flows for the three months
         ended March 31, 2006 and 2005 (unaudited)...........................  5

         Notes to Condensed Financial Statements.............................  6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........... 14

Item 3.  CONTROLS AND PROCEDURES............................................. 22




PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......... 22

Item 3.  Defaults Upon Senior Securities..................................... 23

Item 4.  Submission of Matters to a Vote of Security Holders................. 23

Item 5.  Other Information................................................... 23

Item 6.  Exhibits............................................................ 23


SIGNATURES................................................................... 24

                       NETWORK-1 SECURITY SOLUTIONS, INC.

                            CONDENSED BALANCE SHEETS

                                                                        MARCH 31,       DECEMBER 31,
                                                                          2006              2005
                                                                      ============      ============
                                                                       (UNAUDITED)
ASSETS
------
Current assets:
   Cash and cash equivalents                                          $  2,042,000      $    938,000
   Prepaid Insurance and other current assets                               62,000            85,000
                                                                      ------------      ------------

        Total current assets                                             2,104,000         1,023,000

Security Deposits                                                            6,000             6,000
Patents                                                                     84,000            86,000
                                                                      ------------      ------------
                                                                      $  2,194,000      $  1,115,000
                                                                      ============      ============

LIABILITIES
-----------
Current liabilities:
   Accounts payable                                                   $    128,000      $    162,000
   Accrued expenses and other current liabilities                           88,000           201,000
                                                                      ------------      ------------

        Total current liabilities                                          216,000           363,000
                                                                      ------------      ------------


Commitments and contingencies

STOCKHOLDERS' EQUITY
--------------------
Common stock - $0.01 par value ; authorized 50,000,000 shares;
   19,049,724 shares issued and outstanding at March 31, 2006 and
   17,697,572 at December 31, 2005                                         190,000           177,000

Additional paid-in capital                                              46,425,000        44,896,000
Accumulated deficit                                                    (44,637,000)       44,321,000
                                                                      ------------      ------------

                                                                         1,978,000           752,000
                                                                      ------------      ------------
                                                                      $  2,194,000      $  1,115,000
                                                                      ============      ============

See notes to condensed financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS

                                                        THREE MONTHS ENDED MARCH 31,
                                                       ==============================
                                                           2006              2005
                                                       ============      ============
Operating expenses:
        General and administrative                     $    328,000      $    238,000
        Patent Cost                                            --             500,000
                                                       ------------      ------------

LOSS BEFORE INTEREST INCOME                                (328,000)         (738,000)
Interest income - net                                        12,000             7,000
                                                       ------------      ------------

Net Loss                                                   (316,000)         (731,000)

Deemed dividend on additional warrant
anti-dilution adjustment                                       --              (6,000)
                                                       ------------      ------------

Net loss attributable to common stockholders           $   (316,000)     $   (737,000)
                                                       ============      ============

LOSS PER COMMON SHARE - BASIC AND DILUTED              $      (0.02)     $      (0.04)
                                                       ============      ============

WEIGHTED AVERAGE COMMON SHARES - BASIC AND DILUTED       17,832,787        17,617,572
                                                       ============      ============













See notes to condensed financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.
CONDENSED STATEMENTS OF CASH FLOW

                                                            THREE MONTHS ENDED MARCH 31,
                                                           ==============================
                                                               2006              2005
                                                           ============      ============
Cash flows from operating activities:
 Net loss                                                  $   (316,000)     $   (731,000)
 Adjustments to reconcile net loss to net cash used in
 operating activities:
    Depreciation and amortization                                 2,000             1,000

    Valuation adjustment for stock options                         --             (29,000)

    Non-Cash Option Vesting Charge                               48,000              --
    Changes in:
       Prepaid expenses and other current assets                 23,000            24,000
       Accounts payable, accrued expenses and other
         current liabilities                                   (147,000)         (317,000)
                                                           ------------      ------------

          Net cash used in operating activities                (390,000)       (1,052,000)
                                                           ------------      ------------
Cash Flows from Investing Activities                               --                --

                                                           ------------      ------------
Cash Flows from Financing Activities
    Issuance of Common Stock                                  1,494,000           600,000

                                                           ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (1,104,000)         (452,000)
Cash and cash equivalents, beginning of period                  938,000         2,177,000
                                                           ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $  2,042,000      $  1,725,000
                                                           ============      ============








See notes to condensed financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] BASIS OF PRESENTATION:

The accompanying condensed financial statements as of March 31, 2006 and for the three month periods ended March 31, 2006 and March 31, 2005, are unaudited, but, in the opinion of the management of Network-1 Security Solutions, Inc. (the "Company"), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 2006, and the results of its operations and its cash flows for the three month periods ended March 31, 2006 and March 31, 2005. The condensed financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations to be expected for the full year.

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

NETWORK-1 SECURITY SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

[2] BUSINESS: (CONTINUED)

(b) As reflected in the accompanying financial statements, the Company has incurred substantial losses and has experienced net cash outflows from operations for 2005 and the three month period ended March 31, 2006. For the year ended December 31, 2005 and the three month period ended March 31, 2006, the Company had no revenue from operations. The Company will continue to have operating losses for the foreseeable future until it is successful in licensing its patented technologies. The Company is dependent upon debt and equity financing until it generates cash flows from operations. During the three month period ended March 31, 2006, warrants to purchase 1,352,152 shares of common stock were exercised, at exercise prices of $1.00 and 1.114 per share, resulting in aggregate proceeds to the Company of $1,493,726. The Company has cash and cash equivalents of $2,042,000 as of March 31, 2006. The Company believes its current cash position will more likely than not be sufficient to satisfy the Company's operations and capital requirements until December 2007, although there can be no assurance that such funds will not be expended prior thereto.


[3] STOCK-BASED COMPENSATION:

In December 2004, the FASB issued Statement No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R supersedes APB 25 and requires the recognition of the cost of employee services received in exchange for stock options and awards of equity instruments based on the grant-date fair value of such options and awards, over the period they vest. Under APB 25, no compensation was recorded in earnings for the Company's stock-based options granted under the 1996 Stock Incentive Plan (the "Plan"). The pro forma effects on net income and earnings per share for the awards issued under the Plan were instead disclosed in a footnote to the financial statements. Under SFAS No. 123R, all share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period. On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, for its share-based compensations plans and began recognizing the unvested portion of employee compensation from stock options and awards equal to the unamortized grant-date fair value over the remaining vesting period. Furthermore, compensation costs will also be recognized for any awards issued, modified, repurchased, or canceled after January 1, 2006.

NETWORK-1 SECURITY SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

[3] STOCK-BASED COMPENSATION: (continued)

                                                           THREE MONTHS ENDED
                                                             MARCH 31, 2005
                                                              ============
Reported net loss attributable to common stockholders         $   (731,000)
Stock-based employee compensation expense included in the
    reported net loss, net of related tax effects                     --
Stock-based employee compensation determined under the
    fair value-based method, net of related tax effects           (433,000)
                                                              ------------

Pro forma net loss                                              (1,164,000)
                                                              ============

Loss per common share (basic and diluted):
    As reported                                               $      (0.07)
                                                              ============

    Pro forma                                                 $      (0.05)
                                                              ============

On February 2, 2006, the Company granted options to two directors to purchase 15,000 shares each at an exercise price of $1.31 per share and a consultant to purchase 75,000 shares at an exercise price of $1.20 per share. The director options vest over one year period at the rate of 3,750 shares per quarter beginning May 4, 2006 and the consultant options vest over one year period at the rate of 18,750 shares per quarter beginning March 31, 2006. The Company recorded compensation expenses of $15,000 for these options during the quarter ended March 31, 2006 based on the Black-Scholes option-pricing model. In addition, during the quarter ended March 31, 2006, the Company also recorded compensation expense of $15,000 and $18,000 for the vested portion of options granted to directors and consultants, respectively, prior to January 1, 2006.


The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing utilizing the following weighted average assumptions:


                                            THREE MONTHS ENDED MARCH 31,
                                            ============================

                                               2006              2005
                                             --------          --------
    Risk-free interest rates                   4.51%             3.95%
    Expected option life in years              5 yrs.            7.00
    Expected stock price volatility            69.8%           220.65%
    Expected dividend yield                    0.00%             0.00%

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


[5] LOSS PER SHARE:

Basic net loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. Potential shares of 9,826,943 and 11,495,493 at March 31, 2006 and 2005, respectively, are anti-dilutive, and are not included in the calculation of diluted loss per share. Such potential common shares reflect options and warrants.

[6] CASH EQUIVALENTS:

The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). At March 31, 2006, the Company maintained cash balance of approximately $1,927,000 in excess of FDIC limits.

NOTE B - AMENDED PATENT PURCHASE AGREEMENT:

In November 2003, the Company acquired a portfolio of telecommunications and data networking patents (six patents) from Merlot Communications, Inc. ("Merlot"). The purchase price for the Patent Portfolio was $100,000, paid in cash. The cash price paid has been capitalized and is being amortized over the remaining useful life of each patent. In addition, the Company granted Merlot a non-exclusive, royalty free, perpetual license for the term of each patent to use the patents for the development, manufacture or sale of its own branded products to end users. The Company had agreed to pay Merlot 20% of the net income, as defined, after the first $4,000,000 of net income realized by the Company on a per patent basis from the sale or licensing of the patents. On January 18, 2005, the Company and Merlot amended the Patent Purchase Agreement (the "Amendment") pursuant to which the Company paid additional purchase price of $500,000 to Merlot in consideration for the restructuring of future contingent payments to Merlot from the licensing or sale of the Patents. The Amendment provides for future contingent payments by the Company to Merlot of $1.0 million upon achievement of $25 million of Net Royalties (as defined), an additional $1.0 million upon achievement of $50 million of Net Royalties and an additional $500,000 upon achievement of $62.5 million of Net Royalties from licensing or sale of the patents acquired from Merlot. Certain principal

NETWORK-1 SECURITY SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE B - AMENDED PATENT PURCHASE AGREEMENT: (continued)

stockholders of the Company and related parties are also principal stockholders of Merlot and were also directors of Merlot at the time of the original agreement in November 2003 and the Amendment. The Company has treated this expenditure as an expense called Patent Costs for the three months ended March 31, 2006.

NOTE C - PRIVATE PLACEMENT

[1] On January 13, 2005, the Company completed a second closing with respect to an aggregate private placement of $2,685,000 of securities (first closing completed in December 2005), which consisted of an additional 600,000 shares of common stock and warrants to purchase an additional 450,000 shares of common stock for an aggregate purchase price of $600,000. As part of the private placement, the Company filed a registration statement with the SEC and has registered for resale the common stock and the shares issuable upon exercise of the warrants.


[2] In January 2005, in connection with the private placement and anti-dilutive provisions for the warrants previously issued to Falconstor Software, Inc. the Company issued warrants to purchase 6,287 shares of common stock at an exercise price of $1.00 per share expiring in October 2006. The associated expense, which is treated as an imputed dividend, is based on the fair value of these warrants using the Black-Scholes model utilizing the risk-free interest rate of 3.01%, life of 2 years, volatility of 270% and dividend yield of 0%. Such expense was $6,000 and is presented as deemed dividend included in the accompanying statement of operations for the three months ended March 31, 2005.

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

In March 2006, the Company entered into a one year agreement with Alliance Advisors, LLC ("Alliance") pursuant to which Alliance provides financial and public relations services to the Company. In consideration for such services, the Company pays Alliance a fee of $7,000 per month. In addition, the Company agreed to issue to Alliance 80,000 shares of common stock (subject to a pro-rata reduction if the agreement is terminated prior to one year).

NOTE F - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

On November 26, 2004, the Company entered into an employment agreement with Corey M. Horowitz pursuant to which he agreed to continue to serve as Chairman and Chief Executive Officer of the Company for a two-year term at an annual base salary of $250,000 for the first year and $275,000 for the second year. Mr. Horowitz was also issued options to purchase an aggregate of 1,500,000 shares of the Company's common stock consisting of (i) a ten (10) year fully vested option to purchase 1,100,000 shares at an exercise price of $0.25 per share, and (ii) a five year option to purchase 400,000 shares at an exercise price of $0.68 per share which vest 50% on the date of grant and 50% one year thereafter, subject to acceleration upon a change of control. In addition, Mr. Horowitz will receive a bonus of 5% of the Company's royalties or other payments received from licensing its patents. This bonus will continue to be paid to Mr. Horowitz for a period of five (5) years following the term of the employment agreement with respect to licenses entered into by the Company during the term of the employment agreement, provided that he has not been terminated by the Company "for cause" or by Mr. Horowitz himself without "good reason". Mr. Horowitz shall receive severance equal to 12

NETWORK-1 SECURITY SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

months base salary in the event his employment is terminated "without cause" or by Mr. Horowitz for "good reason".

In accordance with his employment agreement (as amended on March 29, 2006) Mr. Horowitz was also granted certain anti-dilution rights which provide that if at any time during the period ending November 26, 2006, in the event that the Company completes an offering of its common stock or any securities convertible or exercisable into common stock (exclusive of securities issued upon exercise of outstanding options, warrants or other convertible securities), he will receive, at the same price as the securities issued in the financing, such number of additional stock options so that he maintains the derivative ownership percentage (20.11%) of the Company based upon options and warrants owned by him and CMH (exclusive of his ownership of shares of common stock) as he owned as of the date of his employment agreement (November 26, 2004); provided, that, the aforementioned anti-dilution protection shall be afforded to Mr. Horowitz up to maximum future financings aggregating $2.5 million. As a result of the closings of the private placement on December 31, 2004 and January 13, 2005 and in accordance with the anti-dilution protection afforded to Mr. Horowitz in his employment agreement, Mr. Horowitz earned seven year options to purchase an aggregate of 1,195,361 shares at an exercise price of $1.18 per share. The Company did not recognize any compensation expense as the exercise price for these options exceeded the market price on the date of grant.

NOTE G - LITIGATION

POWERDSINE SETTLEMENT

On November 17, 2005, the Company entered into a Settlement Agreement with PowerDsine, Inc. (NASDAQ: PDSN) and PowerDsine Ltd. (collectively, "PowerDsine") which dismissed, with prejudice, patent litigation brought by PowerDsine against the Company in March 2004 in the United States District Court for the Southern District of New York that sought a declaratory judgment that the Company's Remote Power Patent (U.S. Patent No. 6,218,930) was invalid and not infringed by PowerDsine and/or its customers.

Under the terms of the Settlement Agreement, the Company agreed that it will not initiate litigation against PowerDsine for its sale of Power over Ethernet (PoE) integrated circuits. In addition, the Company has agreed that it will not seek damages for infringement from customers that incorporate PowerDsine integrated circuit products in PoE capable Ethernet switches manufactured on or before April 30, 2006. PowerDsine has agreed that it will not initiate, assist or cooperate in any legal action relating to the Remote Power Patent. The Company has also agreed that it will not initiate litigation against PowerDsine or its customers for infringement of the Remote Power Patent arising from the manufacture and sale of PowerDsine Midspan products for three years following the dismissal date (November 23, 2005). Following such three year period, the Company may seek damages for infringement of the Remote Power Patent from PowerDsine or its customers with respect to the purchase and sale of Midspan products beginning 90 days following the dismissal date of the litigation. The benefits afforded to PowerDsine under the Settlement Agreement will cease in the event PowerDsine institutes, assists or cooperates in any legal proceeding related to the Remote Power Patent adverse to the Company (unless otherwise required by law to do so) and PowerDsine customers will also forfeit benefits under the Settlement Agreement if they engage in similar action.

NETWORK-1 SECURITY SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WHICH ARE FORWARD-LOOKING STATEMENTS THAT INCLUDE INFORMATION BASED UPON BELIEF OF THE COMPANY'S MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION AVAILABLE TO MANAGEMENT. STATEMENTS CONTAINING TERMS SUCH AS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS" OR SIMILAR WORDS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED BEGINNING ON PAGES 16-21 OF THIS QUARTERLY REPORT ON 10-QSB FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006.


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

         To date the Company has incurred significant losses and at March 31, 2006 had an accumulated deficit of $(44,637,000). For the year ended December 31, 2005, the Company incurred a net loss of $(1,332,000) and incurred a net loss of $(316,000) for the three months ended March 31, 2006. Management anticipates that the Company will continue to incur losses until it enters into material license agreements with respect to its patented technologies. The Company has not achieved any revenue from its technology licensing business. To date the Company has not entered any licensing agreements with third parties with respect to its Remote

Power Patent or the Company's other patented technologies. The Company's inability to consummate license agreements and achieve revenue from its patented technologies would have a material adverse effect on its operations and its ability to continue business.

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

The Company's success depends on its ability to protect its intellectual property rights. In August 2005, the Company commenced patent litigation against D-Link Corporation and D-Link Systems, Incorporated for infringement of its Remote Power Patent (see Risk Factors - "We face uncertainty of outcome of litigation with D-Link"). In the future, it may be necessary for the Company to commence patent litigation against third parties whom it believes require a license to its patents. In addition, the Company may be subject to third-party claims seeking to invalidate its patents, which have been asserted as a defense in the pending D-Link litigation (See Risk Factors-"We face uncertainty of the outcome of litigation with D-Link") against the Company relating to the Remote Power Patent as discussed below. These types of claims, with or without merit, may subject the Company to costly litigation and diversion of management's focus. In August 2005, the Company engaged Blank Rome LLP as litigation counsel with respect to the Remote Power Patent on a contingency basis pursuant to which Blank Rome is entitled to share in the proceeds of any successful enforcement of the Remote Power Patent (See Note E Commitments and Contingencies and Risk Factors - "We are currently relying upon our contingency fee agreement with Blank Rome"). If third parties making claims against the Company seeking to invalidate its Remote Power Patent are successful, they may be able to obtain injunctive or other equitable relief, which effectively could block the Company's ability to license or otherwise capitalize on its patent. Successful litigation against the Company resulting in a determination that its Remote Power Patent is invalid would have a material adverse effect on the Company.

The Company has financed its operations primarily from the sale of equity securities. On December 21, 2004 and January 13, 2005, the Company completed a private offering of its equity securities resulting in gross proceeds of $2,685,000. In addition, during the first quarter of 2006 the Company received $1,493,726 of cash proceeds from the exercise of warrants issued in December 1999. The Company anticipates, based on currently proposed plans and assumptions, relating to its operations, that its cash and cash equivalents of approximately $2,042,000 as of March 31, 2006 will more likely than not be sufficient to satisfy the Company's operations and capital requirements until December 2007. There can be no assurance, however, that such funds will not be expended prior thereto. In the event the Company's plans change, or its assumptions change, or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), the Company may have insufficient funds to support its operations prior to December 2007. The Company's inability to consummate licensing arrangements with respect to its Remote Power Patent and generate revenues therefrom on a timely basis or obtain additional financing when needed would have a material adverse effect on the Company, requiring it to curtail or cease operations. In addition, any equity financing may involve substantial dilution to the current stockholders of the Company.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company operates in a highly competitive environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights the most material of the risks.

WE HAVE A HISTORY OF LOSSES AND NO REVENUE FROM CURRENT OPERATIONS.

We have incurred substantial operating losses since our inception, which has resulted in an accumulated deficit of $(44,637,000) as of March 31, 2006. For the years ended December 31, 2005 and 2004, we incurred net losses of $(1,332,000) and $(1,953,000), respectively. For the three months ended March 31, 2006, we incurred a net loss of $(316,000). We have financed our operations primarily by sales of equity securities. Since December 2002, when we discontinued our security software products and following the commencement of our new technology licensing business in November 2003, we have had no material revenue from operations for the years ended December 31, 2004 and December 31, 2005 and for the three months ended March 31, 2006. Our ability to achieve revenue and generate positive cash flow from operations is dependent upon consummating licensing agreements with respect to our patented technologies. We may not be successful in achieving licensing agreements with third parties and our failure to do so would have a material adverse effect on our business, financial condition and results of operations. We may not be able to achieve revenue or generate positive cash flow from operations from our licensing business.

WE COULD BE REQUIRED TO STOP OPERATIONS IF WE ARE UNABLE TO DEVELOP OUR TECHNOLOGY LICENSING BUSINESS OR RAISE CAPITAL WHEN NEEDED.

We anticipate, based on our currently proposed plans and assumptions relating to our operations (including the timetable of, costs and expenses associated with our continued operations), that our cash position of $2,042,000 at March 31, 2006 will more likely than not be sufficient to satisfy our operations and capital requirements until December 2007. However, we may expend our funds prior thereto. In the event our plans change, or our assumptions change or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), we could have insufficient funds to support our operations prior to December 2007. Our inability to obtain additional financing when needed, absent generating sufficient cash from licensing arrangements, would have a material adverse effect on the Company, requiring us to curtail or possibly cease our operations. In addition, any additional equity financing may involve substantial dilution to the interests of our then existing stockholders.

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

Our success depends on our ability to protect our intellectual property rights. In August 2005, we commenced patent litigation against D-Link Corporation and D-Link Systems, Incorporated for infringement of our Remote Power Patent (see below Risk Factors - "We face uncertainty of outcome of D-Link Litigation"). In the future, it may be necessary for us to commence patent litigation against additional third parties whom we believe require a license to our patents. In addition, we may be subject to claims seeking to invalidate our patents, as has been asserted by D-Link as a defense in the pending litigation. These types of claims, with or without merit, may subject us to costly litigation and diversion of management's focus. If we are unsuccessful in enforcing and validating our patents and/or if third parties making claims against us seeking to invalidate our patents are successful, they may be able to obtain injunctive or other equitable relief, which effectively could block our ability to license or otherwise capitalize on our proprietary technologies. Successful litigation against us resulting in a determination that our patents are invalid would have a material adverse effect on us.

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

THE SIGNIFICANT NUMBER OF OPTIONS AND WARRANTS OUTSTANDING MAY ADVERSELY EFFECT THE MARKET PRICE FOR OUR COMMON STOCK.

As of March 31, 2006, there are outstanding (i) options and warrants to purchase an aggregate of 9,826,943 shares of our common stock at exercise prices ranging from $.12 to $10.00, and (ii) 7,630 additional shares of our common stock which may be issued in the future under our stock option plan. To the extent that outstanding options and warrants are exercised, stockholder percentage ownership will be diluted and any sales in the public market of the common stock underlying such options may adversely affect prevailing market prices for our common stock.

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

ITEM 3. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer have reviewed the disclosure controls and procedures of the Company as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based upon this review, these officers concluded that, as of the end of the period covered by this Quarterly Report on Form 10-QSB, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms and is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

There were no significant changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect these controls, or in other factors that could significantly affect these controls during the last fiscal quarter included in this report or from the end of the reporting period to the date of this Quarterly Report on Form 10-QSB.

                           PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

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







DATE:  MAY 12, 2006