Form 10QSB
period 2006-06-30
NETWORK 1 SECURITY SOLUTIONS INC
filed 2006-08-03
CIK 1065078

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

                                  212-829-5770
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of Common Stock, $.01 par value per share, outstanding as of August 1, 2006 was 19,049,724

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]
================================================================================

                       NETWORK-1 SECURITY SOLUTIONS, INC.

                                      INDEX


                                                                        Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
         Condensed Balance Sheets as of June 30, 2006 (unaudited)
         and December 31, 2005 ..............................................3

         Condensed Statements of Operations for the three and six months ended June 30, 2006 and 2005 (unaudited)............................4

         Condensed Statements of Cash Flows for the six months
         ended June 30, 2006 and 2005 (unaudited)............................5

         Notes to Condensed Financial Statements ............................6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........14

Item 3.  CONTROLS AND PROCEDURES............................................22



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .................................................22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........22

Item 3.  Defaults Upon Senior Securities ...................................23

Item 4.  Submission of Matters to a Vote of Security Holders ...............23

Item 5.  Other Information .................................................23

Item 6.  Exhibits...........................................................23


SIGNATURES .................................................................24

                       NETWORK-1 SECURITY SOLUTIONS, INC.

                            CONDENSED BALANCE SHEETS


                                                      June 30,     DECEMBER 31,
                                                        2006           2005
                                                    ------------   ------------
                                                     (UNAUDITED)
ASSETS
------

Current assets:
   Cash and cash equivalents                        $  1,756,000   $    938,000
   Prepaid Insurance and other current assets             39,000         85,000
                                                    ------------   ------------

        Total current assets                           1,795,000      1,023,000

Security Deposits                                          6,000          6,000
Patents                                                   82,000         86,000
                                                    ------------   ------------
                                                    $  1,883,000   $  1,115,000
                                                    ============   ============

LIABILITIES
-----------

Current liabilities:
   Accounts payable                                 $     72,000   $    162,000
   Accrued expenses and other current
     liabilities                                          79,000        201,000
                                                    ------------   ------------
        Total current liabilities                        151,000        363,000
                                                    ------------   ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
--------------------

Common stock - $0.01 par value ; authorized
   50,000,000 shares; 19,049,724 shares issued
   and outstanding at June 30, 2006 and
   17,697,572 at December 31, 2005                       190,000        177,000

Additional paid-in capital                            46,479,000     44,896,000
Accumulated deficit                                  (44,937,000)   (44,321,000)
                                                    ------------   ------------
                                                       1,732,000        752,000
                                                    ------------   ------------
                                                    $  1,883,000   $  1,115,000
                                                    ============   ============

See notes to condensed financial statements

                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                JUNE 30,                            JUNE 30,
                                                         2006              2005              2006              2005
                                                     ------------      ------------      ------------      ------------
Operating expenses:
     General and administrative                      $    318,000      $    242,000      $    646,000      $    480,000
     Patent Costs                                         500,000


LOSS BEFORE INTEREST INCOME                              (318,000)         (242,000)         (646,000)         (980,000)
Interest income - net                                      18,000            13,000            30,000            20,000
                                                     ------------      ------------      ------------      ------------
Net Loss                                                 (300,000)         (229,000)         (616,000)         (960,000)
                                                     ============      ============      ============      ============


Deemed dividend on additional warrant
antidilutution adjustment                                                                                        (6,000)


Net loss attributable to common stockholders         $   (300,000)     $   (229,000)     $   (616,000)     $   (966,000)
                                                     ------------      ------------      ------------      ------------

LOSS PER COMMON SHARE: BASIC AND DILUTED             $      (0.02)     $      (0.01)     $      (0.03)     $      (0.05)
                                                     ============      ============      ============      ============

WEIGHTED AVERAGE SHARES: BASIC AND DILUTED             19,049,724        17,697,572        18,444,617        17,657,793
                                                     ============      ============      ============      ============

Network-1 Security Solutions, Inc.
Condensed Statements of Cash Flows
(Unaudited)

                                                            SIX MONTHS ENDED JUNE 30,
                                                           --------------------------
                                                               2006           2005
                                                           -----------    -----------
Cash flows from operating activities:
 Net loss                                                  $  (616,000)   $  (960,000)
 Adjustments to reconcile net loss to net cash used in
 operating activities:
    Depreciation and amortization                                4,000          3,000
    Valuation adjustment for outstanding stock options         (32,000)
Issuance of options and warrants for services rendered          20,000
Non-Cash Option Vesting Charge                                 102,000

    Changes in:
       Prepaid expenses and other current assets                46,000         46,000
       Security Deposits                                        (6,000)
       Accounts payable, accrued expenses and other
         current liabilities                                  (212,000)      (375,000)
                                                           -----------    -----------

          Net cash used in operating activities               (676,000)    (1,304,000)
                                                           -----------    -----------
Cash Flows from Investing Activities                               --             --
                                                           -----------    -----------

Cash Flows from Financing Activities
    Issuance of Common Stock                                 1,494,000        600,000
                                                           -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                     (818,000)      (704,000)
Cash and cash equivalents, beginning of period                 938,000      2,177,000
                                                           -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 1,756,000    $ 1,473,000
                                                           ===========    ===========


NON-CASH TRANSACTIONS:

Non-employee compensation paid with equity stock options   $              $   262,000
                                                           ===========    ===========

NETWORK-1 SECURITY SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] BASIS OF PRESENTATION:

The accompanying condensed financial statements as of June 30, 2006 and for the three and six month periods ended June 30, 2006 and June 30, 2005, are unaudited, but, in the opinion of the management of Network-1 Security Solutions, Inc. (the "Company"), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 2006, and the results of its operations and its cash flows for the three month periods ended June 30, 2006 and June 30, 2005. The condensed financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results of operations to be expected for the full year.

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

NETWORK-1 SECURITY SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

[2] BUSINESS: (CONTINUED)

(b) As reflected in the accompanying financial statements, the Company has incurred substantial losses and has experienced net cash outflows from operations for 2005 and the three and six month periods ended June 30, 2006. For the year ended December 31, 2005 and the three and six month periods ended June 30, 2006, the Company had no revenue from operations. The Company will continue to have operating losses for the foreseeable future until it is successful in licensing its patented technologies. The Company is dependent upon debt and equity financing until it generates cash flows from operations. During the six month period ended June 30, 2006, warrants to purchase 1,352,152 shares of common stock were exercised, at exercise prices of $1.00 and 1.114 per share, resulting in aggregate proceeds to the Company of $1,493,726. The Company has cash and cash equivalents of $1,756,000 as of June 30, 2006. The Company believes its current cash position will more likely than not be sufficient to satisfy the Company's operations and capital requirements until December 2007, although there can be no assurance that such funds will not be expended prior thereto.


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

NETWORK-1 SECURITY SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

[3] STOCK-BASED COMPENSATION: (continued)

                                                              SIX MONTHS ENDED
                                                                JUNE 30, 2005
                                                                =============

Reported net loss attributable to common stockholders            $ (966,000)
Stock-based employee compensation determined under the
    fair value-based method, net of related tax effects            (433,000)
                                                                 ----------
Pro forma net loss                                               (1,399,000)
                                                                 ==========

Loss per common share (basic and diluted):
    As reported                                                  $    (0.05)
                                                                 ==========

    Pro forma                                                    $    (0.08)
                                                                 ==========

On February 2, 2006, the Company granted options to two directors to purchase 15,000 shares each at an exercise price of $1.31 per share and a consultant to purchase 75,000 shares at an exercise price of $1.20 per share. The director options vest over one year period at the rate of 3,750 shares per quarter beginning May 4, 2006 and the consultant options vest over one year period at the rate of 18,750 shares per quarter beginning March 31, 2006. The Company recorded compensation expenses of $36,000 for these options during the six months ended June 30, 2006, based on the Black-Scholes option-pricing model. In addition, during the six months ended June 30, 2006, the Company also recorded compensation expense of $66,000 for the vested portion of options granted to directors and consultants, respectively, prior to January 1, 2006.


The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing utilizing the following weighted average assumptions:

                                                  SIX MONTHS ENDED JUNE 30,

                                                  2006                2005
                                                --------            --------
    Risk-free interest rates                      4.51%               3.95%
    Expected option life in years                 5 yrs.           3.00 - 7.00
    Expected stock price volatility               69.8%              220.65%
    Expected dividend yield                       0.00%               0.00%

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

[5] LOSS PER SHARE:

Basic net loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. Potential shares of 9,760,322 and 11,142,244 at June 30, 2006 and 2005, respectively, are anti-dilutive, and are not included in the calculation of diluted loss per share. Such potential common shares reflect options and warrants.

[6] CASH EQUIVALENTS:

The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). At June 30, 2006, the Company maintained cash balance of approximately $1,642,000 in excess of FDIC limits.

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

[2] In January 2005, in connection with the private placement and anti-dilutive provisions for the warrants previously issued to Falconstor Software, Inc., the Company issued warrants to purchase 6,287 shares of common stock at an exercise price of $1.00 per share expiring in October 2006. The associated expense, which is treated as an imputed dividend, is based on the fair value of these warrants using the Black-Scholes model utilizing the risk-free interest rate of 3.01%, life of 2 years, volatility of 270% and dividend yield of 0%. Such expense was $6,000 and is presented as deemed dividend included in the accompanying statement of operations for the six months ended June 30, 2005.

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

D-LINK LITIGATION

On August 10, 2005, the Company commenced patent litigation against D-Link Corporation and D-Link Systems, Incorporated in the United States District Court for the Eastern District of Texas, Tyler division (Civil Action No. 6:05W291), for infringement of the Company's Remote Power Patent. The Company's complaint seeks, among other things, a judgment that its Remote Power Patent is enforceable and has been infringed by the defendants. The Company also seeks a permanent injunction restraining the defendants from continued infringement, or active inducement of infringement by others, of the Company's Remote Power Patent. On February 27, 2006, the D-Link defendants filed answers and asserted counterclaims. In their answers, the D-Link defendants asserted that they did not infringe any valid claim of the Remote Power Patent, and further asserted that the asserted patent claims are invalid and/or unenforceable. In addition to these defenses, the D-Link defendants also asserted counterclaims for, among other things, non-infringement, invalidity and unenforceability of the Remote Power Patent. On February 7, 2006, Judge Leonard Davis set a Markman hearing on claim construction for September 19, 2006 and set a trial date of March 7, 2007. In addition, at the proceeding, all of the outstanding motions to dismiss or transfer the case made by the defendants were denied by Judge Davis. In March 2006, the D-Link defendants filed a writ of mandamus to overturn the Court's decision to maintain the action in the Eastern District of Texas. On June 2, 2006, the Court issued an order denying the D-Link defendants request for a writ of Mandamus. In the event the Court determines that the Remote Power Patent is not valid or enforceable, and/or that the defendants did not infringe, any such determination would have a material adverse effect on the Company.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WHICH ARE STATEMENTS THAT INCLUDE INFORMATION BASED UPON BELIEF OF THE COMPANY'S MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION AVAILABLE TO MANAGEMENT. STATEMENTS CONTAINING TERMS SUCH AS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS" OR SIMILAR WORDS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED BEGINNING ON PAGES 16-21 OF THIS QUARTERLY REPORT ON 10-QSB FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006.


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

     To date the Company has incurred significant losses and at June 30, 2006 had an accumulated deficit of $(44,937,000). For the year ended December 31, 2005, the Company incurred a net loss of $(1,332,000) and incurred a net loss of $(616,000) for the six months ended June 30, 2006. Management anticipates that the Company will continue to incur losses until it enters into material license agreements with respect to its patented technologies. The Company has not achieved any revenue from its technology licensing business. To date the Company has not entered any licensing agreements with third parties with respect to its Remote Power Patent or the Company's other patented technologies. The Company's inability to consummate license agreements and achieve revenue from its patented technologies would have a material adverse effect on its operations and its ability to continue business.

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

     The Company's success depends on its ability to protect its intellectual property rights. In August 2005, the Company commenced patent litigation against D-Link Corporation and D-Link Systems, Incorporated for infringement of its Remote Power Patent (see Risk Factors - "We face uncertainty of outcome of litigation with D-Link"). In the future, it may be necessary for the Company to commence patent litigation against additional third parties whom it believes require a license to its patents. In addition, the Company may be subject to third-party claims seeking to invalidate its patents, which have been asserted as a defense in the pending D-Link litigation (See Risk Factors-"We face uncertainty of the outcome of litigation with D-Link") against the Company relating to the Remote Power Patent as discussed below. These types of claims, with or without merit, may subject the Company to costly litigation and diversion of management's focus. In August 2005, the Company engaged Blank Rome LLP as litigation counsel with respect to the Remote Power Patent on a contingency basis pursuant to which Blank Rome is entitled to share in the proceeds of any successful enforcement of the Remote Power Patent (See Note E Commitments and Contingencies and Risk Factors - "We are currently relying upon our contingency fee agreement with Blank Rome"). If third parties making claims against the Company seeking to invalidate its Remote Power Patent are successful, they may be able to obtain injunctive or other equitable relief, which effectively could block the Company's ability to license or otherwise capitalize on its patent. Successful litigation against the Company resulting in a determination that its Remote Power Patent is invalid would have a material adverse effect on the Company.

The Company has financed its operations primarily from the sale of equity securities. On December 21, 2004 and January 13, 2005, the Company completed a private offering of its equity securities resulting in gross proceeds of $2,685,000. In addition, during the first quarter of 2006 the Company received $1,493,726 of cash proceeds from the exercise of warrants issued in December 1999. The Company anticipates, based on currently proposed plans and assumptions, relating to its operations, that its cash and cash equivalents of approximately $1,756,000 as of June 30, 2006 will more likely than not be sufficient to satisfy the Company's operations and capital requirements until December 2007. There can be no assurance, however, that such funds will not be expended prior thereto. In the event the Company's plans change, or its assumptions change, or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), the Company may have insufficient funds to support its operations prior to December 2007. The Company's inability to consummate licensing arrangements with respect to its Remote Power Patent and generate revenues therefrom on a timely basis or obtain additional financing when needed would have a material adverse effect on the Company, requiring it to curtail or cease operations. In addition, any equity financing may involve substantial dilution to the current stockholders of the Company.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company operates in a highly competitive environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights the most material of the risks.

WE HAVE A HISTORY OF LOSSES AND NO REVENUE FROM CURRENT OPERATIONS.

We have incurred substantial operating losses since our inception, which has resulted in an accumulated deficit of $(44,937,000) as of June 30, 2006. For the years ended December 31, 2005 and 2004, we incurred net losses of $(1,332,000) and $(1,953,000), respectively. For the six months ended June 30, 2006, we incurred a net loss of $(616,000). We have financed our operations primarily by sales of equity securities. Since December 2002, when we discontinued our security software products and following the commencement of our new technology licensing business in November 2003, we have had no material revenue from operations for the years ended December 31, 2004 and December 31, 2005 and for the six months ended June 30, 2006. Our ability to achieve revenue and generate positive cash flow from operations is dependent upon consummating licensing agreements with respect to our patented technologies. We may not be successful in achieving licensing agreements with third parties and our failure to do so would have a material adverse effect on our business, financial condition and results of operations. We may not be able to achieve revenue or generate positive cash flow from operations from our licensing business.

WE COULD BE REQUIRED TO STOP OPERATIONS IF WE ARE UNABLE TO DEVELOP OUR TECHNOLOGY LICENSING BUSINESS OR RAISE CAPITAL WHEN NEEDED.

We anticipate, based on our currently proposed plans and assumptions relating to our operations (including the timetable of, costs and expenses associated with our continued operations), that our cash position of $1,756,000 at June 30, 2006 will more likely than not be sufficient to satisfy our operations and capital requirements until December 2007. However, we may expend our funds prior thereto. In the event our plans change, or our assumptions change or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), we could have insufficient funds to support our operations prior to December 2007. Our inability to obtain additional financing when needed, absent generating sufficient cash from licensing arrangements, would have a material adverse effect on the Company, requiring us to curtail or possibly cease our operations. In addition, any additional equity financing may involve substantial dilution to the interests of our then existing stockholders.

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

THE SIGNIFICANT NUMBER OF OPTIONS AND WARRANTS OUTSTANDING MAY ADVERSELY EFFECT THE MARKET PRICE FOR OUR COMMON STOCK.

As of June 30, 2006, there are outstanding (i) options and warrants to purchase an aggregate of 9,760,322 shares of our common stock at exercise prices ranging from $.12 to $10.00, and (ii) 7,630 additional shares of our common stock which may be issued in the future under our stock option plan. To the extent that outstanding options and warrants are exercised, stockholder percentage ownership will be diluted and any sales in the public market of the common stock underlying such options may adversely affect prevailing market prices for our common stock.

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


                           PART II. OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

On August 10, 2005, the Company commenced patent litigation against D-Link Corporation and D-Link Systems, Incorporated in the United States District Court for the Eastern District of Texas, Tyler division (Civil Action No. 6:05W291), for infringement of the Company's Remote Power Patent. The Company's complaint seeks, among other things, a judgment that its Remote Power Patent is enforceable and has been infringed by the defendants. The Company also seeks a permanent injunction restraining the defendants from continued infringement, or active inducement of infringement by others, of the Company's Remote Power Patent. On February 27, 2006, the D-Link defendants filed answers and asserted counterclaims. In their answers, the D-Link defendants asserted that they did not infringe any valid claim of the Remote Power Patent, and further asserted that the asserted patent claims are invalid and/or unenforceable. In addition to these defenses, the D-Link defendants also asserted counterclaims for, among other things, non-infringement, invalidity and unenforceability of the Remote Power Patent. On February 7, 2006, Judge Leonard Davis set a Markman hearing on claim construction for September 19, 2006 and set a trial date of March 7, 2007. In addition, at the proceeding, all of the outstanding motions to dismiss or transfer the case made by the defendants were denied by Judge Davis. In March 2006, the D-Link defendants filed a writ of mandamus to overturn the Court's decision to maintain the action in the Eastern District of Texas. On June 2, 2006, the Court issued an order denying the D-Link defendants request for a writ of mandamus. In the event the Court determines that the Remote Power Patent is not valid or enforceable, and/or that the defendants did not infringe, any such determination would have a material adverse effect on the Company.


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

                                       NETWORK-1 SECURITY SOLUTIONS, INC.



                                       BY: /S/ COREY M. HOROWITZ
                                           -----------------------------------
                                           COREY M. HOROWITZ
                                           CHAIRMAN AND CHIEF EXECUTIVE OFFICER

                                       BY: /S/ DAVID C. KAHN
                                           -----------------------------------
                                           DAVID C. KAHN
                                           CHIEF FINANCIAL OFFICER







DATE: AUGUST 2, 2006