Form 10QSB
period 2006-09-30
NETWORK 1 SECURITY SOLUTIONS INC
filed 2006-11-14
CIK 1065078

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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



              445 Park Avenue, Suite 1028, New York, New York 10022
              -----------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)



                                  212-829-5770
                           ---------------------------
                           (Issuer's Telephone Number)




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

The number of shares of Common Stock, $.01 par value per share, outstanding as of November 1, 2006 was 19,684,724

Transitional Small Business Disclosure Format (check one):  Yes [_]  No [X]

================================================================================

                       NETWORK-1 SECURITY SOLUTIONS, INC.





                                      INDEX



                                                                        Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
         Condensed Balance Sheets as of September 30, 2006 (unaudited)
         and December 31, 2005 ................................................3

         Condensed Statements of Operations for the three and nine months ended September 30, 2006 and 2005 (unaudited).........................4

         Condensed Statements of Cash Flows for the nine months
         ended September 30, 2006 and 2005 (unaudited).........................5

         Notes to Condensed Financial Statements ..............................6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............14

Item 3.  CONTROLS AND PROCEDURES..............................................22




PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........22

Item 3.  Defaults Upon Senior Securities .....................................23

Item 4.  Submission of Matters to a Vote of Security Holders .................23

Item 5.  Other Information ...................................................23

Item 6.  Exhibits.............................................................23


SIGNATURES ...................................................................24

                               NETWORK-1 SECURITY SOLUTIONS, INC.
                                    CONDENSED BALANCE SHEETS

                                                                     September 30,     DECEMBER 31,
                                                                         2006              2005
                                                                     ============      ============
                                                                     (UNAUDITED)
ASSETS
------
Current assets:
   Cash and cash equivalents                                         $  2,129,000      $    938,000
   Prepaid Insurance and other current assets                              16,000            85,000
                                                                     ------------      ------------

        Total current assets                                         $  2,145,000         1,023,000

Security Deposits                                                           6,000             6,000
Patents                                                                    81,000            86,000
                                                                     ------------      ------------
                                                                     $  2,232,000      $  1,115,000
                                                                     ============      ============

LIABILITIES
-----------
Current liabilities:
   Accounts payable                                                  $    122,000      $    162,000
   Accrued expenses and other current liabilities                         129,000           201,000
                                                                     ------------      ------------

        Total current liabilities                                         251,000           363,000
                                                                     ------------      ------------


Commitments and contingencies

STOCKHOLDERS' EQUITY
--------------------
Common stock - $0.01 par value ; authorized 50,000,000 shares;
   19,684,724 shares issued and outstanding at September 30, 2006
   and 17,697,572 at December 31, 2005                                    197,000           177,000

Additional paid-in capital                                             47,161,000        44,896,000
Accumulated deficit                                                   (45,377,000)      (44,321,000)
                                                                     ------------      ------------

                                                                        1,981,000           752,000
                                                                     ------------      ------------
                                                                     $  2,232,000      $  1,115,000
                                                                     ============      ============

See notes to condensed financial statements

                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                               ============================    ============================
                                                   2006            2005            2006            2005
                                               ============    ============    ============    ============
Operating expenses:
   General and administrative                  $    459,000    $    329,000    $  1,105,000    $    809,000
   Patent Costs                                                                                     500,000

                                               ------------    ------------    ------------    ------------
LOSS BEFORE INTEREST INCOME                        (459,000)       (329,000)     (1,105,000)     (1,309,000)
Interest income - net                                19,000           9,000          49,000          29,000
                                               ------------    ------------    ------------    ------------

Net Loss                                           (440,000)       (320,000)     (1,056,000)     (1,280,000)
                                               ============    ============    ============    ============


Deemed dividend on additional warrant
antidilutution adjustment                                --              --              --          (6,000)

                                               ------------    ------------    ------------    ------------
Net loss attributable to common stockholders   $   (440,000)   $   (320,000)   $ (1,056,000)   $ (1,286,000)
                                               ============    ============    ============    ============





LOSS PER COMMON SHARE: BASIC AND DILUTED       $      (0.02)   $      (0.02)   $      (0.06)   $      (0.07)
                                               ============    ============    ============    ============



WEIGHTED AVERAGE SHARES: BASIC AND DILUTED       19,208,474      17,697,572      18,702,034      17,671,198
                                               ============    ============    ============    ============

NETWORK-1 SECURITY SOLUTIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)



                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                ===============================
                                                                    2006               2005
                                                                ============       ============
Cash flows from operating activities:
   Net loss                                                     $ (1,056,000)      $ (1,280,000)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
        Depreciation and amortization                                  5,000              5,000
        Valuation adjustment for outstanding stock options                              (32,000)
Issuance of options and warrants for services rendered                                   68,000
Non-Cash Option Vesting Charge                                       156,000               --

        Changes in:
           Prepaid expenses and other current assets                  69,000             70,000
           Security Deposits                                            --               (6,000)
           Accounts payable, accrued expenses and other
             current liabilities                                    (112,000)          (345,000)
                                                                ------------       ------------

             Net cash used in operating activities                  (938,000)        (1,520,000)
                                                                ------------       ------------

Cash Flows from Investing Activities                                      --                 --
                                                                ------------       ------------
Cash Flows from Financing Activities
   Issuance of Common Stock                                        2,129,000            600,000

                                                                ------------       ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          1,191,000           (920,000)
Cash and cash equivalents, beginning of period                       938,000          2,177,000
                                                                ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  2,129,000       $  1,257,000
                                                                ============       ============



NON-CASH TRANSACTIONS:

Non-employee compensation paid with equity stock options        $         --       $    262,000
                                                                ============       ============

NETWORK-1 SECURITY SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] BASIS OF PRESENTATION:

The accompanying condensed financial statements as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and September 30, 2005, are unaudited, but, in the opinion of the management of Network-1 Security Solutions, Inc. (the "Company"), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 2006, and the results of its operations and its cash flows for the three month periods ended September 30, 2006 and September 30, 2005. The condensed financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results of operations to be expected for the full year.

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

NETWORK-1 SECURITY SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)


[2] BUSINESS: (CONTINUED)

(b) As reflected in the accompanying financial statements, the Company has incurred substantial losses and has experienced net cash outflows from operations for 2005 and the three and nine month periods ended September 30, 2006. For the year ended December 31, 2005 and the three and nine month periods ended September 30, 2006, the Company had no revenue from operations. The Company will continue to have operating losses for the foreseeable future until it is successful in licensing its patented technologies. The Company is dependent upon debt and equity financing until it generates cash flows from operations. During the nine month period ended September 30, 2006, warrants to purchase 1,987,152 shares of common stock were exercised, at exercise prices of $1.00 and 1.114 per share, resulting in aggregate proceeds to the Company of $2,128,726. The Company has cash and cash equivalents of $2,129,000 as of September 30, 2006. The Company believes its current cash position will more likely than not be sufficient to satisfy the Company's operations and capital requirements until December 2007, although there can be no assurance that such funds will not be expended prior thereto.


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

NETWORK-1 SECURITY SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)


[3] STOCK-BASED COMPENSATION: (continued)
                                                                    NINE
                                                                MONTHS ENDED
                                                                SEPTEMBER 30,
                                                                    2005
                                                                ============
Reported net loss attributable to common stockholders           $ (1,286,000)

Stock-based employee compensation determined under the
  fair value-based method, net of related tax effects               (433,000)
                                                                ------------

Pro forma net loss                                                (1,719,000)
                                                                ============

Loss per common share (basic and diluted):
    As reported                                                 $      (0.07)
                                                                ============

    Pro forma                                                   $      (0.10)
                                                                ============


On February 2, 2006, the Company granted options to two directors to purchase 15,000 shares each at an exercise price of $1.31 per share and a consultant to purchase 75,000 shares at an exercise price of $1.20 per share. The director options vest over one year period at the rate of 3,750 shares per quarter beginning May 4, 2006 and the consultant options vest over one year period at the rate of 18,750 shares per quarter beginning March 31, 2006. The Company recorded compensation expenses of $57,000 for these options during the nine months ended September 30, 2006, based on the Black-Scholes option-pricing model. In addition, during the nine months ended September 30, 2006, the Company also recorded compensation expense of $99,000 for the vested portion of options granted to directors and consultants, respectively, prior to January 1, 2006.


The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing utilizing the following weighted average assumptions:

                                              NINE MONTHS ENDED SEPTEMBER 30,
                                              ==============================
                                                  2006              2005
                                              ============      ============
Risk-free interest rates                          4.51%             3.95%
Expected option life in years                     5 yrs.         3.00 - 7.00
Expected stock price volatility                   69.8%           220.65%
Expected dividend yield                            --                --

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


[5] LOSS PER SHARE:

Basic net loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. Potential shares of 9,060,970 and 11,267,244 at September 30, 2006 and 2005, respectively, are anti-dilutive, and are not included in the calculation of diluted loss per share. Such potential common shares reflect options and warrants.


[6] CASH EQUIVALENTS:

The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). At September 30, 2006, the Company maintained cash balance of approximately $2,014,000 in excess of FDIC limits.

NOTE B - AMENDED PATENT PURCHASE AGREEMENT:

In November 2003, the Company acquired a portfolio of telecommunications and data networking patents (six patents) from Merlot Communications, Inc. ("Merlot"). The purchase price for the Patent Portfolio was $100,000, paid in cash. The cash price paid has been capitalized and is being amortized over the remaining useful life of each patent. In addition, the Company granted Merlot a non-exclusive, royalty free, perpetual license for the term of each patent to use the patents for the development, manufacture or sale of its own branded products to end users. The Company had agreed to pay Merlot 20% of the net income, as defined, after the first $4,000,000 of net income realized by the Company on a per patent basis from the sale or licensing of the patents. On January 18, 2005, the Company and Merlot amended the Patent Purchase Agreement (the "Amendment") pursuant to which the Company paid additional purchase price of $500,000 to Merlot in consideration for the restructuring of future contingent payments to Merlot from the licensing or sale of the Patents. The Amendment provides for future contingent payments by the Company to Merlot of $1.0 million upon achievement of $25 million of Net Royalties (as defined), an additional $1.0 million upon achievement of $50 million of Net Royalties and an additional $500,000 upon achievement of $62.5 million of Net Royalties from licensing or sale of the patents acquired from Merlot. Certain principal stockholders of the Company and related parties were also principal stockholders of Merlot and were also directors of Merlot at the time of the original agreement in November 2003 and the Amendment. The Company has treated this expenditure as an expense called Patent Costs for the nine months ended September 30, 2005.


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


[2] In January 2005, in connection with the anti-dilution provisions for warrants previously issued to Falconstor Software, Inc. ("FalconStor"), the Company issued to FalconStor additional warrants to purchase 6,287 shares of common stock (aggregate warrants to purchase 635,000 shares) at an exercise price of $1.00 per share expiring in October 2006. The associated expense, which is treated as an imputed dividend, is based on the fair value of these warrants using the Black-Scholes model utilizing the risk-free interest rate of 3.01%, life of 2 years, volatility of 270% and dividend yield of 0%. Such expense was $6,000 and is presented as deemed dividend included in the accompanying statement of operations for the nine months ended September 30, 2005.

NOTE D - LIABILITY TO BE SETTLED WITH EQUITY INSTRUMENTS

On April 18, 2002, in consideration of additional consulting and financial advisory services, the Company issued to CMH Capital Management Corp., an entity solely owned by Corey M. Horowitz, Chairman and Chief Executive Officer of the Company, an option to purchase 750,000 shares of the common stock at an exercise price of $1.20 per share, which was the market price of the Company's common stock on the date of issuance. The options vested over a three-year period in equal amounts of 250,000 per year beginning April 18, 2003. These options are treated as contingent options and were originally priced in the quarter ended June 30, 2002 at $416,000. Subsequently, they are revalued at each balance sheet date. On April 18, 2003, 250,000 of these options vested, having a fair value of $5,000. Accordingly, $5,000 was reallocated to additional paid-in capital with a corresponding reduction to the liability. On April 18, 2004, 250,000 of these options vested having a fair value of $51,000. Accordingly, $51,000 was reallocated to additional paid-in-capital with a corresponding reduction to the liability. On April 18, 2005, the remaining 250,000 options were vested and revalued from $294,000 at December 31, 2004 to $262,000 which was reallocated to additional paid in capital. Any increase or decrease in the valuation was reflected as an addition or reduction of general and administrative expenses at each balance sheet date.

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

In August 2005, the Company entered into an agreement with Blank Rome, LLP ("Blank Rome"), a national law firm, pursuant to which Blank Rome has been engaged to represent the Company in connection with all litigation involving the Company's remote power patent. Blank Rome has agreed to represent the Company with respect to each litigation pertaining to the Remote Power Patent on a full contingency basis (except for any proceeding before the International Trade Commission). As compensation for its services on a full contingency basis, Blank Rome will receive from the Company percentages of Net Consideration (as defined in the agreement) ranging from 12.5% to 35% received by the Company by way of settlement or judgment in connection with each litigation matter. The Company has also agreed to compensate Blank Rome in an amount equal to 10% of the Net Consideration received by the Company from certain designated parties mutually agreed upon by the Company and Blank Rome in the event that prior to commencement of litigation such designated parties enter into license agreements or similar agreements with the Company during the period of Blank Rome's engagement.

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


D-LINK LITIGATION

On August 10, 2005, the Company commenced patent litigation against D-Link Corporation and D-Link Systems, Incorporated in the United States District Court for the Eastern District of Texas, Tyler division (Civil Action No. 6:05W291), for infringement of the Company's Remote Power Patent. The Company's complaint seeks, among other things, a judgment that its Remote Power Patent is enforceable and has been infringed by the defendants. The Company also seeks a permanent injunction restraining the defendants from continued infringement, or active inducement of infringement by others, of the Company's Remote Power Patent. On February 27, 2006, the D-Link defendants filed answers and asserted counterclaims. In their answers, the D-Link defendants asserted that they did not infringe any valid claim of the Remote Power Patent, and further asserted that the asserted patent claims are invalid and/or unenforceable. In addition to these defenses, the D-Link defendants also asserted counterclaims for, among other things, non-infringement, invalidity and unenforceability of the Remote Power Patent. On February 7, 2006, Judge Leonard Davis set a Markman hearing on claim construction for September 19, 2006 and set a trial date of March 7, 2007. In addition, at the proceeding, all of the outstanding motions to dismiss or transfer the case made by the defendants were denied by Judge Davis. In March 2006, the D-Link defendants filed a writ of mandamus to overturn the Court's decision to maintain the action in the Eastern District of Texas. On June 2, 2006, the Court issued an order denying the D-Link defendants request for a writ of mandamus. On September 19, 2006, a Markman hearing was held regarding claim construction of the Remote Power Patent and a decision is pending. In the event the Court determines that the Remote Power Patent is not valid or enforceable and/or that the defendants did not infringe, any such determination would have a material adverse effect on the Company.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WHICH ARE STATEMENTS THAT INCLUDE INFORMATION BASED UPON BELIEF OF THE COMPANY'S MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION AVAILABLE TO MANAGEMENT. STATEMENTS CONTAINING TERMS SUCH AS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS" OR SIMILAR WORDS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED BEGINNING ON PAGES 16-21 OF THIS QUARTERLY REPORT ON 10-QSB FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006.




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

         To date the Company has incurred significant losses and at September 30, 2006 had an accumulated deficit of $(45,377,000). For the year ended December 31, 2005, the Company incurred a net loss of $(1,332,000) and incurred a net loss of $(1,056,000) for the nine months ended September 30, 2006. Management anticipates that the Company will continue to incur losses until it enters into material license agreements with respect to its patented technologies. The Company has not achieved any revenue from its technology licensing business. To date the Company has not entered any licensing agreements with third parties with respect to its Remote

Power Patent or the Company's other patented technologies. The Company's inability to consummate license agreements and achieve revenue from its patented technologies would have a material adverse effect on its operations and its ability to continue business.

         The Company does not currently have any revenue from operations. The success of the Company and its ability to generate revenue is largely dependent on its ability to consummate licensing arrangements with third parties. In November 2004, the Company entered into an agreement with ThinkFire Services USA, Ltd. ("ThinkFire") pursuant to which ThinkFire has been granted the exclusive worldwide rights to negotiate license agreements for the Remote Power Patent with certain agreed upon potential licensees. The Company has agreed to pay ThinkFire a fee not to exceed 20% of the royalty payments received from license agreements consummated by ThinkFire on its behalf.

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

         The Company has financed its operations primarily from the sale of equity securities. On December 21, 2004 and January 13, 2005, the Company completed a private offering of its equity securities resulting in gross proceeds of $2,685,000. In addition, during the first quarter of 2006 the Company received $1,493,726 of cash proceeds from the exercise of warrants issued in December 1999 and during the third quarter ended September 30, 2006 the Company received proceeds of $635,000 from the exercise of the warrants held by FalconStor Software, Inc. The Company anticipates, based on currently proposed plans and assumptions, relating to its operations, that its cash and cash equivalents of approximately $2,129,000 as of September 30, 2006 will more likely than not be sufficient to satisfy the Company's operations and capital requirements until December 2007. There can be no assurance, however, that such funds will not be expended prior thereto. In the event the Company's plans change, or its assumptions change, or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), the Company may have insufficient funds to support its operations prior to December

2007. The Company's inability to consummate licensing arrangements with respect to its Remote Power Patent and generate revenues therefrom on a timely basis or obtain additional financing when needed would have a material adverse effect on the Company, requiring it to curtail or cease operations. In addition, any equity financing may involve substantial dilution to the current stockholders of the Company.



RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company operates in a highly competitive environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights the most material of the risks.

WE HAVE A HISTORY OF LOSSES AND NO REVENUE FROM CURRENT OPERATIONS.

We have incurred substantial operating losses since our inception, which has resulted in an accumulated deficit of $(45,377,000) as of September 30, 2006. For the years ended December 31, 2005 and 2004, we incurred net losses of $(1,332,000) and $(1,953,000), respectively. For the nine months ended September 30, 2006, we incurred a net loss of $(1,056,000). We have financed our operations primarily by sales of equity securities. Since December 2002, when we discontinued our security software products and following the commencement of our new technology licensing business in November 2003, we have had no material revenue from operations for the years ended December 31, 2004 and December 31, 2005 and for the nine months ended September 30, 2006. Our ability to achieve revenue and generate positive cash flow from operations is dependent upon consummating licensing agreements with respect to our patented technologies. We may not be successful in achieving licensing agreements with third parties and our failure to do so would have a material adverse effect on our business, financial condition and results of operations. We may not be able to achieve revenue or generate positive cash flow from operations from our licensing business.

WE COULD BE REQUIRED TO STOP OPERATIONS IF WE ARE UNABLE TO DEVELOP OUR TECHNOLOGY LICENSING BUSINESS OR RAISE CAPITAL WHEN NEEDED.

We anticipate, based on our currently proposed plans and assumptions relating to our operations (including the timetable of, costs and expenses associated with our continued operations), that our cash position of $2,129,000 at September 30, 2006 will more likely than not be sufficient to satisfy our operations and capital requirements until December 2007. However, we may expend our funds prior thereto. In the event our plans change, or our assumptions change or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), we could have insufficient funds to support our operations prior to December 2007. Our inability to obtain additional financing when needed, absent generating sufficient cash from licensing arrangements, would have a material adverse effect on the Company, requiring us to curtail or possibly cease our operations. In addition, any additional equity financing may involve substantial dilution to the interests of our then existing stockholders.

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



WE ARE CURRENTLY RELYING UPON OUR CONTINGENCY FEE AGREEMENT WITH BLANK ROME.

In August 2005, we entered into an agreement with Blank Rome, LLP ("Blank Rome"), a national law firm, pursuant to which Blank Rome has been engaged to represent us in connection with all litigation involving our Remote Power Patent. Blank Rome has agreed to represent us with respect to each litigation pertaining to the Remote Power Patent on a full contingency basis (except for any proceeding before the International Trade Commission). As compensation for its services on a full contingency basis, Blank Rome will receive from us percentages of Net Consideration (as defined in the Agreement) ranging from 12.5% to 35% received by us by way of settlement or judgment in connection with each litigation matter. We have also agreed to compensate Blank Rome in an amount equal to 10% of the Net Consideration received by us from certain designated parties mutually agreed upon by us and Blank Rome (the "Designated Parties") in the event that prior to commencement of litigation such Designated Parties enter into license agreements or similar agreements with us during the period of Blank Rome's engagement.


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



WE FACE UNCERTAINTY AS TO THE OUTCOME OF LITIGATION WITH D-LINK.

On August 10, 2005, we commenced litigation against D-Link Corporation and D-Link Systems, Incorporated in the United States District Court for the Eastern District of Texas, Tyler division (Civil Action No. 6:05W291), for infringement of our Remote Power Patent. Our complaint seeks, among other things, a judgment that our Remote Power Patent is duly enforceable and has been infringed by the defendants. We also seek a permanent injunction restraining defendants from continued infringement, or active inducement of infringement by others, of our Remote Power Patent. On February 27, 2006, the D-Link defendants filed answers and asserted counterclaims. In their answers, the D-Link defendants asserted that they did not infringe any valid claim of the Remote Power Patent, and further asserted that our asserted patent claims are invalid and/or unenforceable. In addition to these defenses, the D-Link defendants also asserted counterclaims for, among other things, non-infringement, invalidity and unenforceability of the Remote Power Patent. On September 19, 2006, a Markman hearing was held regarding claim construction of the Remote Power Patent and a decision is pending. In the event that the Court determines that our Remote Power Patent was not valid or enforceable and/or that the defendants did not infringe, any such determination would have a material adverse effect on us.



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



THE SIGNIFICANT NUMBER OF OPTIONS AND WARRANTS OUTSTANDING MAY ADVERSELY EFFECT THE MARKET PRICE FOR OUR COMMON STOCK.

As of September 30, 2006, there are outstanding (i) options and warrants to purchase an aggregate of 9,060,970 shares of our common stock at exercise prices ranging from $.12 to $10.00, and (ii) 7,630 additional shares of our common stock which may be issued in the future under our stock option plan. To the extent that outstanding options and warrants are exercised, stockholder percentage ownership will be diluted and any sales in the public market of the common stock underlying such options may adversely affect prevailing market prices for our common stock.



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



                           PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

On August 10, 2005, the Company commenced patent litigation against D-Link Corporation and D-Link Systems, Incorporated in the United States District Court for the Eastern District of Texas, Tyler division (Civil Action No. 6:05W291), for infringement of the Company's Remote Power Patent. The Company's complaint seeks, among other things, a judgment that its Remote Power Patent is enforceable and has been infringed by the defendants. The Company also seeks a permanent injunction restraining the defendants from continued infringement, or active inducement of infringement by others, of the Company's Remote Power Patent. On February 27, 2006, the D-Link defendants filed answers and asserted counterclaims. In their answers, the D-Link defendants asserted that they did not infringe any valid claim of the Remote Power Patent, and further asserted that the asserted patent claims are invalid and/or unenforceable. In addition to these defenses, the D-Link defendants also asserted counterclaims for, among other things, non-infringement, invalidity and unenforceability of the Remote Power Patent. On February 7, 2006, Judge Leonard Davis set a Markman hearing on claim construction for September 19, 2006 and set a trial date of March 7, 2007. In addition, at the proceeding, all of the outstanding motions to dismiss or transfer the case made by the defendants were denied by Judge Davis. In March 2006, the D-Link defendants filed a writ of mandamus to overturn the Court's decision to maintain the action in the Eastern District of Texas. On June 2, 2006, the Court issued an order denying the D-Link defendants request for a writ of mandamus. On September 19, 2006, a Markman hearing was held regarding claim construction of the Remote Power Patent and a decision is pending. In the event the Court determines that the Remote

Power Patent is not valid or enforceable and/or that the defendants did not infringe, any such determination would have a material adverse effect on the Company.


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



                                      NETWORK-1 SECURITY SOLUTIONS, INC.



                                      BY: /S/ COREY M. HOROWITZ
                                          ------------------------------
                                          COREY M. HOROWITZ
                                          CHAIRMAN AND CHIEF EXECUTIVE OFFICER



                                      BY: /S/ DAVID C. KAHN
                                          ------------------------------
                                          DAVID C. KAHN
                                          CHIEF FINANCIAL OFFICER



DATE:    NOVEMBER 14, 2006