Form 10KSB
period 2006-12-31
NETWORK 1 SECURITY SOLUTIONS INC
filed 2007-04-11
CIK 1065078

================================================================================

                    U. S. Securities and Exchange Commission

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2006.

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

         Issuer's Telephone Number (Including Area Code): (212) 829-5770

         Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
       None                                               None

     Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

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

     The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates computed by reference to the price at which the stock was sold on March 31, 2006 was approximately $17,897,337.

     The number of shares of Common Stock outstanding as of March 31, 2007 was 19,839,724.

     Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]
================================================================================

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                         2006 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS


PART I........................................................................2

      ITEM 1.  DESCRIPTION OF BUSINESS........................................2

      ITEM 2.  DESCRIPTION OF PROPERTY.......................................14

      ITEM 3.  LEGAL PROCEEDINGS.............................................14

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........15


PART II......................................................................16


      ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
               SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES..........16

      ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....17

      ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....17

      ITEM 7.  FINANCIAL STATEMENTS..........................................19

      ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE......................................20

      ITEM 8A. CONTROLS AND PROCEDURES.......................................20

      ITEM 8B. OTHER INFORMATION.............................................21

PART III.....................................................................21

      ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS; PROMOTERS, CONTROL PERSONS
               AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A)
               OF THE EXCHANGE ACT...........................................21

      ITEM 10. EXECUTIVE COMPENSATION........................................25

      ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT AND RELATED STOCKHOLDER MATTERS....................30

      ITEM 12. TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CERTAIN
               CONTROL PERSONS...............................................33

      ITEM 13. EXHIBITS LIST.................................................33

      ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES........................36

      SIGNATURES.............................................................37

                                     PART I

     THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS CERTAIN STATEMENTS WHICH ARE FORWARD-LOOKING STATEMENTS THAT ARE STATEMENTS THAT INCLUDE INFORMATION BASED UPON BELIEF OF OUR MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION AVAILABLE TO MANAGEMENT. STATEMENTS CONTAINING TERMS SUCH AS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS" OR SIMILAR WORDS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" IN ITEM 1 OF THIS REPORT AS WELL AS THOSE RISKS DISCUSSED ELSEWHERE IN THIS REPORT.

ITEM 1. DESCRIPTION OF BUSINESS.

     OVERVIEW

     Our principal business is the acquisition, development, licensing and protection of our intellectual property. We presently own six patents covering various telecommunications and data networking technologies. Our strategy is to pursue licensing and strategic business alliances with companies in industries that manufacture and sell products that make use of the technologies underlying our patents as well as with other users of the technologies who benefit directly from the technologies including corporate, educational and governmental entities.

     On November 18, 2003, we acquired a portfolio of telecommunications and data networking patents (the "Patent Portfolio") from Merlot Communications, Inc., a broadband communications solutions provider. In February 2004, following the acquisition of the Patent Portfolio and our review of applicable markets, we commenced efforts to license our patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the "Remote Power Patent"). Our Patent Portfolio consists of six patents (including the Remote Power Patent) issued by the U.S. Patent Office that relate to various telecommunications and data networking technologies and includes, among other things, patents covering systems and methods for the transmission of audio, video and data over local area networks (LANS) in order to achieve higher quality of service (QoS) and the control of power delivery over LANs for the purpose of remotely powering network devices.

     We have focused, and are likely to continue to focus, our efforts on licensing our Remote Power Patent. We have not entered into any license agreements with respect to our Remote Power Patent, although we are pursuing such arrangements with third parties. At least for the next twelve months, we do not anticipate licensing efforts for our other patents besides our Remote Power Patent. We may seek to acquire additional patents in the future.

     THE PATENTS

     Our Patent Portfolio consist of the following patents:

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

     U.S. PATENT NO. 6,215,789: LOCAL AREA NETWORK FOR THE TRANSMISSION AND CONTROL OF AUDIO, VIDEO, AND COMPUTER DATA.

     Our future success is largely dependent upon our proprietary technologies, our ability to protect our intellectual property rights and consummate license agreements with respect to our Patent Portfolio. The complexity of patent and common law, combined with our limited resources, create risk that our efforts to protect our proprietary technologies may not be successful. We cannot be assured that our patents will be upheld, or that third parties will not invalidate our patents. In August 2005, we commenced patent litigation against D-Link Corporation and D-Link Systems, Incorporated for infringement of our Remote Power Patent (U.S. Patent No. 6,218,930) (See Risk Factors "We face uncertainty as to the outcome of litigation with D-Link").

     The Remote Power Patent application was filed on March 11, 1999 and the patent was granted by the U.S. Office of Patent and Trademark on April 21, 2001. The Remote Power Patent expires on March 11, 2020.

     As of March 31, 2007, we transmitted letters to approximately 85 companies offering licenses to our Remote Power Patent. To date we have not entered into any license agreements with third parties.

     We were incorporated under the laws of the State of Delaware in July 1990. Our offices are located at 445 Park Avenue, Suite 1028, New York, New York 10022 and our telephone number is (212) 829-5770.

     MARKET OVERVIEW - REMOTE POWER PATENT

     Our licensing efforts are currently focused on our Remote Power Patent. Our Remote Power Patent (U.S. Patent No. 6,218,930) relates to several technologies which describe a methodology for controlling the delivery of power to certain devices over an Ethernet network.

     The Institute of Electrical and Electronic Engineers (IEEE) is a non-profit, technical professional association of more than 360,000 individual members in approximately 175 countries. The Standards Association of the IEEE is responsible for the creation of global industry standards for a broad range of technology industries. In 1999, at the urging of several industry vendors, the IEEE formed a task force to facilitate the adoption of a standardized methodology for the delivery of remote power over Ethernet networks which would insure interoperability among vendors of switches and terminal devices. On June 13, 2003 the IEEE Standards Association approved the 802.3af Power Over Ethernet standard (the "Standard"), which covers technologies deployed in delivering power over Ethernet cables. The Standard provides for the Power Sourcing Equipment (PSE) to be deployed in switches or as standalone midspan hubs to provide power to remote devices such as wireless access points, IP phones and network based cameras. The technology is commonly referred to as Power Over Ethernet ("PoE"). We believe that our Remote Power Patent covers several of the key technologies covered by the Standard.

     Ethernet is the leading local area networking technology in use today. PoE technology allows for the delivery of power over Ethernet cables rather than by separate power cords. As a result, a variety of network devices, including IP telephones, wireless LAN Access Points, web-based network security cameras, data collection terminals and other network devices, are able to receive power over existing data cables without the need to modify the existing infrastructure to facilitate the provision of power for such devices through traditional AC outlets. Advantages such as lower installation costs, remote management capabilities, lower maintenance costs, centralized power backup, and flexibility of device location as well as the advent of worldwide power compatibility create the possibility of PoE becoming widely adopted in networks throughout the world.

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

     The ability to supply power to end-devices through Ethernet cables can be applied to other end-devices, such as advanced security cameras, RFID card readers, laptop computers, personal digital assistants and portable digital music players. As the desire to connect more end-devices to the Ethernet network grows, we believe that PoE technology will become more widely used as a method to power these end-devices.

     ADDITIONAL PATENTS

     We also own five (5) additional patents covering various methodologies that provide for allocating bandwidth and establishing Quality of Service for delay sensitive data, such as voice, on packet data networks. Quality of Service issues become important when data networks carry packets that contain audio and video which may require priority over data packets traveling over the same network. Covered within these patents are also technologies that establish bi-directional communications control channels between network-connected devices in order to support advanced applications on traditional data networks. We believe that potential licensees of the technologies contained in these patents would be vendors deploying applications that require the low latency transport of delay sensitive data such as video over data networks.

     NETWORK-1 STRATEGY

     Our strategy is to capitalize on our Patent Portfolio by entering into licensing arrangements with third parties including manufacturers and users that utilize our Patent Portfolio's proprietary technologies as well as any additional proprietary technologies covered by patents which may be acquired by us in the future. We will also seek to enter into licensing arrangements with users of the proprietary technologies, including corporate, educational and governmental entities in those cases where the patent rights extend to the users of the technologies contained in manufactured products.

     We do not anticipate manufacturing products utilizing the Patent Portfolio or any of the proprietary technologies contained in our Patent Portfolio. Accordingly, we do not anticipate establishing a manufacturing, sales or marketing infrastructure. Consequently, we believe that our capital requirements will be less than the capital requirements for companies with such infrastructure requirements.

     In connection with our activities relating to the protection of our Patent Portfolio, it may be necessary to assert patent infringement claims against third parties that we believe are infringing our Patent Portfolio, as is the case with our litigation against D-Link (See Item 3 "Legal Proceedings - D-Link Litigation").

     MARKETING AND DISTRIBUTION

     In February 2004, we commenced licensing efforts with respect to our Remote Power Patent. We believe that potential licensees include, among others, Wireless Local Area Networking (WLAN) equipment manufacturers, Local Area Networking (LAN) equipment manufacturers, Voice Over IP Telephony (VOIP) equipment manufacturers, and Network Camera manufacturers. In addition, we believe that additional potential licensees include users of the equipment embodying the PoE technology covered by our Remote Power Patent, including corporate, educational and federal, state and local government users, as we believe that they are significant beneficiaries of the technologies covered by our Remote Power Patent.

     ThinkFire Agreement

     On November 30, 2004, we entered into a Master Services Agreement (the "Agreement") with ThinkFire Services USA, Ltd. ("ThinkFire") pursuant to which ThinkFire has been granted the exclusive (except for direct efforts by us and related companies) worldwide rights to negotiate license agreements for our Remote Power Patent with respect to certain potential licensees agreed to between the parties. Either we or ThinkFire may terminate the Agreement upon 60 days notice for any reason or upon 30 days notice in the event of a material breach. We have agreed to pay ThinkFire a fee not to exceed 20% of the royalty payments received from license agreements consummated by ThinkFire on our behalf.

     POWER UP LICENSING PROGRAM

     During 2006 and currently vendors of Power over Ethernet power sourcing equipment (PSE) and powered devices (PD) may license our Remote Power Patent at our standard reasonable and non-discriminatory royalty rates.

     LEGAL REPRESENTATION

     In August 2005, we entered into an agreement with Blank Rome, LLP ("Blank Rome"), a national law firm, pursuant to which Blank Rome has been engaged to represent us in connection with all litigation involving our Remote Power Patent. Blank Rome has agreed to represent us with respect to each litigation pertaining to our Remote Power Patent on a full contingency basis (except for any proceeding before the International Trade Commission). As compensation for its services on a full contingency basis, Blank Rome will receive from us percentages of Net Consideration (as defined in the agreement) ranging from 12.5% to 35% received by us by way of settlement or judgment in connection with each litigation matter. We have also agreed to compensate Blank Rome in an amount equal to 10% of the Net Consideration received by us from certain designated parties mutually agreed upon by us and Blank Rome (the "Designated Parties") in the event that prior to commencement of litigation such Designated Parties enter into license agreements or similar agreements with us during the period of Blank Rome's engagement.

     The agreement may be terminated by either Blank Rome or us upon 30 days notice. If we elect to terminate the agreement, we will compensate Blank Rome in an amount equal to 5% of the Net Consideration received by us from the Designated Parties with whom Blank Rome has not commenced litigation on our behalf; provided, that, such parties had substantive licensing or settlement discussions related to our

Remote Power Patent during the term of the agreement and entered into a license agreement or similar agreement with us providing for Net Consideration within the 12 month period following termination. In addition, in the event of termination, Blank Rome will receive its pro-rata share of Net Consideration based upon its hourly time charges with respect to parties against whom Blank Rome commenced litigation (or defended) on our behalf. In the event our agreement with Blank Rome is terminated, depending upon our financial resources at the time, we may need to enter into a contingent fee agreement with a new law firm in order to enforce and/or defend our Remote Power Patent and our inability to secure such an arrangement on satisfactory terms and on a timely basis may have a material adverse effect on our ability to achieve license arrangements with respect to our Remote Power Patent.

     With respect to our litigation with D-Link relating to our Remote Power Patent (see Item 3 "Legal Proceedings - D-Link Litigation"), in addition to the services of Blank Rome on a contingency basis, we have also retained the services of Potter Mitton, P.C. (Tyler, Texas) on an hourly basis to serve as local counsel.

     COMPETITION

     The telecommunications and data networking licensing market is characterized by intense competition and rapidly changing business conditions, customer requirements and technologies. Our current and potential competitors have longer operating histories, greater name recognition and possess substantially greater financial, technical, marketing and other competitive resources than us. Although we believe that we have enforceable patents relating to telecommunications and data networking, there can be no assurance that our Patent Portfolio will be upheld or that third parties will not invalidate any or all of the patents in our Patent Portfolio. In addition, our current and potential competitors may develop technologies that may be more effective than our proprietary technologies or that would render our technologies less marketable or obsolete. We may not be able to compete successfully.

     In addition, other companies may develop competing technologies that offer better or less expensive alternatives to PoE and the other technologies covered by our Patent Portfolio. Several companies have notified the IEEE that they may have patents and proprietary technologies that are covered by the Standard. In the event any of those companies asserts claims relating to our patents, the licensing royalties available to us may be limited. Moreover, technological advances or entirely different approaches developed by one or more of our competitors or adopted by various standards groups could render our Remote Power Patent obsolete, less marketable or unenforceable.

     EMPLOYEES AND CONSULTANTS

     As of March 31, 2007, we had one full time employee, no part time employees and three consultants.

     RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following discussion highlights the most material of the risks.

     WE HAVE A HISTORY OF LOSSES AND NO REVENUE FROM CURRENT OPERATIONS.

     We have incurred substantial operating losses since our inception, which have resulted in an accumulated deficit of $(46,279,000) as of December 31, 2006. For the years ended December 31, 2006 and 2005, we incurred net losses of $(1,958,000) and $(1,332,000), respectively. We have financed our operations primarily by sales of equity securities. Since December 2002, when we discontinued our security software products and following the commencement of our patent technology licensing business in November 2003, we have had no revenue from operations for the years ended December 31, 2005 and December 31, 2006. Our ability to achieve revenue and generate positive cash flow from operations is dependent upon consummating licensing agreements with respect to our patented technologies. We may not be successful in achieving licensing agreements with third parties and our failure to do so would have a material adverse effect on our business, financial condition and results of operations. We may not be able to achieve revenue or generate positive cash flow from operations from our licensing business.

     WE COULD BE REQUIRED TO STOP OPERATIONS IF WE ARE UNABLE TO DEVELOP OUR TECHNOLOGY LICENSING BUSINESS OR RAISE CAPITAL WHEN NEEDED.

     We anticipate, based on our currently proposed plans and assumptions relating to our operations (including the timetable of, costs and expenses associated with our continued operations), that our cash position of $1,070,000 at March 31, 2007 will more likely than not be sufficient to satisfy our operations and capital requirements until December 2007. However, we may expend our funds prior thereto. In the event our plans change, or our assumptions change or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), we could have insufficient funds to support our operations prior to December 2007. We are currently seeking additional financing to fund our operations. Our inability to obtain additional financing when needed, absent generating sufficient cash from licensing arrangements, would have a material adverse effect on us, requiring us to curtail or possibly cease our operations. In addition, any additional equity financing may involve substantial dilution to the interests of our then existing stockholders.

     OUR LICENSING BUSINESS MAY NOT BE SUCCESSFUL.

     In November 2003, we entered the technology licensing business following our acquisition of six patents relating to various telecommunications and data networking technologies including, among others, patents covering the delivery of remote power over Ethernet and the transmission of audio, video and data over computer and telephony networks. Accordingly, we have a limited history in the technology licensing business upon which an evaluation of our prospects and future performance can be made. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the development, operation and expansion of a new business based on patented technologies in a highly specialized and competitive market. We may not be able to achieve revenue or profitable operations from our licensing business.

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

     WE FACE UNCERTAINTY AS TO THE OUTCOME OF LITIGATION WITH D-LINK.

     On August 10, 2005, we commenced litigation against D-Link Corporation and D-Link Systems, Incorporated in the United States District Court for the Eastern District of Texas, Tyler division (Civil Action No. 6:05W291), for infringement of our Remote Power Patent. Our complaint seeks, among other things, a judgment that our Remote Power Patent is duly enforceable and has been infringed by the defendants. We also seek a permanent injunction restraining defendants from continued infringement, or active inducement of infringement by others, of our Remote Power Patent. On February 27, 2006, the D-Link defendants filed answers and asserted counterclaims. In their answers, the D-Link defendants asserted that they did not infringe any valid claim of our Remote Power Patent, and further asserted that our asserted patent claims are invalid and/or unenforceable. In addition to these defenses, the D-Link defendants also asserted counterclaims for, among other things, non-infringement, invalidity and unenforceability of our Remote Power Patent.

     In November, 2006, the Court issued its ruling on the "Markman hearing", a special proceeding under U.S. patent law, where both sides present their arguments to the court as to how they believe certain claim terms pertaining to the patent at issue in the lawsuit should be interpreted. In the ruling, we believe that the Court's constructions on 5 of the 6 claim terms at issue were consistent with the constructions sought by us in our proposed constructions. With respect to the 6th claim term, the Court's construction was consistent with agreed upon portions of the constructions submitted by us and D-Link but was also modified by the Judge in a manner that we believe is consistent with our overall position on the claim term. There is, however, no assurance that our view of the Markman hearing claim constructions will in fact be consistent with subsequent court rulings. In March 2007, we and the D-Link Defendants made motions for summary judgment. A trial date is presently scheduled for May 2007. In the event the Court determines that our Remote Power Patent was not valid or enforceable, and/or that the defendants do not infringe, any such determination would have a material adverse effect on us.

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

     WE ARE CURRENTLY RELYING UPON OUR CONTINGENCY FEE AGREEMENT WITH BLANK
ROME.

     In August 2005, we entered into an agreement with Blank Rome, LLP ("Blank Rome"), a national law firm, pursuant to which Blank Rome has been engaged to represent us in connection with all litigation involving our Remote Power Patent. Blank Rome has agreed to represent us with respect to each litigation pertaining to our Remote Power Patent on a full contingency basis (except for any proceeding before the International Trade Commission). As compensation for its services on a full contingency basis, Blank Rome will receive from us percentages of Net Consideration (as defined in the agreement) ranging from 12.5% to 35% received by us by way of settlement or judgment in connection with each litigation matter. We have also agreed to compensate Blank Rome in an amount equal to 10% of the Net Consideration received by us from certain designated parties mutually agreed upon by us and Blank Rome (the "Designated Parties") in the event that prior to commencement of litigation such Designated Parties enter into license agreements or similar agreements with us during the period of Blank Rome's engagement.

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

     Our success depends on our ability to protect our intellectual property rights. In August 2005, we commenced patent litigation against D-Link Corporation and D-Link Systems, Incorporated for infringement of our Remote Power Patent (see below Risk Factors - "We face uncertainty of outcome of litigation with D-Link"). In the future, it may be necessary for us to commence patent litigation against additional third parties whom we believe require a license to our patents. In addition, we may be subject to claims seeking to invalidate our patents, as has been asserted by D-Link as a defense in the pending litigation. These types of claims, with or without merit, may subject us to costly litigation and diversion of management's focus. If we are unsuccessful in enforcing and validating our patents and/or if third parties making claims against us seeking to invalidate our patents are successful, they may be able to obtain injunctive or other equitable relief, which effectively could block our ability to license or otherwise capitalize on our proprietary technologies. Successful litigation against us resulting in a determination that our patents are invalid or that third parties do not infringe our patents would have a material adverse effect on us.

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

     WE FACE INTENSE COMPETITION AND WE MAY NOT BE ABLE TO SUCCESSFULLY COMPETE.

     The telecommunications and data networking market is characterized by intense competition and rapidly changing business conditions, customer requirements and technologies. Our current and potential competitors have longer operating histories, greater name recognition and possess substantially greater financial, technical, marketing and other competitive resources than us. Although we believe that we have rights to enforceable patents relating to telecommunications and data networking, there can be no assurance that third parties will not invalidate any or all of our patents or that such parties may not be deemed to infringe any and all of our patents. In addition, the telecommunications and data networking industries may develop technologies that may be more effective than our proprietary technologies or that render our technologies less marketable or obsolete.

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

     DEPENDENCE UPON CEO AND CHAIRMAN.

     Our success is largely dependent upon the personal efforts of Corey M. Horowitz, our Chairman and Chief Executive Officer and Chairman of the Board of Directors. The loss of the services of Mr. Horowitz would have a material adverse effect on our business and prospects. In February 2007, we entered into a new two (2) year employment agreement with Mr. Horowitz, pursuant to which he has agreed to continue to serve as our Chairman and Chief Executive Officer. (See "Item, 10. Executive Compensation -Employment Agreements, Termination of Employment and Change-In-Control Arrangements." We do not maintain key-man life insurance on the life of Mr. Horowitz.

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

     THE SIGNIFICANT NUMBER OF OPTIONS AND WARRANTS OUTSTANDING MAY ADVERSELY EFFECT THE MARKET PRICE FOR OUR COMMON STOCK.

     As of March 31, 2007, there are outstanding options and warrants to purchase an aggregate of 9,581,481 shares of our common stock at exercise prices ranging from $.13 to $10.00. To the extent that outstanding options and warrants are exercised, stockholder percentage ownership will be diluted and any sales in the public market of the common stock underlying such options may adversely affect prevailing market prices for our common stock.

     WE HAVE A SIGNIFICANT AMOUNT OF AUTHORIZED BUT UNISSUED PREFERRED STOCK, WHICH MAY AFFECT THE LIKELIHOOD OF A CHANGE OF CONTROL IN OUR COMPANY.

     Our Board of Directors has the authority, without further action by the stockholders, to issue 10,000,000 shares of our preferred stock on such terms and with such rights, preferences and designations as our Board of Directors may determine. Such terms may include restricting dividends on our common stock, dilution of the voting power of our common stock or impairing the liquidation rights of the holders of our common stock. Issuance of such preferred stock, depending on the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control. In addition, certain "anti-takeover" provisions in Delaware law may restrict the ability of our stockholders to authorize a merger, business combination or change of control.

     OUR STOCK PRICE MAY BE VOLATILE.

     The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

     o    our ability to successfully enforce and/or defend our Remote Power
          Patent;

     o our ability to enter into favorable license agreements with third parties with respect to our Remote Power Patent;

     o    our ability to achieve revenues and profits;

     o    our ability to raise capital when needed;

     o    sales of our common stock;

     o    our ability to execute our business plan;

     o    technology changes;

     o    legislative, regulatory and competitive developments; and

     o    economic and other external factors.

     In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

     SALES OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

     As of March 31, 2007, we have registered for resale 22,453,987 shares of common stock, including shares issuable upon exercise of outstanding options and warrants that are not currently freely tradable. If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options and warrants, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

     ADDITIONAL STOCK OFFERINGS MAY DILUTE CURRENT STOCKHOLDERS.

     We may need to issue additional shares of our capital stock or securities convertible or exercisable for shares of our capital stock, including preferred stock, options or warrants. The issuance of additional capital stock may dilute the ownership of our current stockholders.

     ITEM 2. DESCRIPTION OF PROPERTY

     We currently lease office space in New York City at a cost of $3,250 per month. The lease is for six months with automatic renewals unless terminated upon 60 days notice.

     ITEM 3. LEGAL PROCEEDINGS

     D-LINK LITIGATION

     On August 10, 2005, we commenced patent litigation against D-Link Corporation and D-Link Systems, Incorporated in the United States District Court for the Eastern District of Texas, Tyler division (Civil Action No. 6:05W291), for infringement of our Remote Power Patent. Our complaint seeks, among other things, a judgment that our Remote Power Patent is enforceable and has been infringed by the defendants. We also seek a permanent injunction restraining the defendants from continued infringement, or active inducement of infringement by others, of our Remote Power Patent. On February 27, 2006, the D-Link defendants filed answers and asserted counterclaims. In their answers, the D-Link defendants asserted that they did not infringe any valid claim of our Remote Power Patent, and further asserted that the asserted patent claims are invalid and/or unenforceable. In addition to these defenses, the D-Link defendants also asserted counterclaims for, among other things, non-infringement, invalidity and unenforceability of our Remote Power Patent. In February 2006, all outstanding motions to dismiss or transfer the case to the Eastern District of Texas were denied. In March 2006, the D-Link defendants filed a writ of mandamus to overturn the Court's decision to maintain the action in the Eastern District of Texas. On June 2, 2006, the court issued an order denying the D-Link defendants' request for a writ of mandamus.

     In November, 2006, the Court issued its ruling on the "Markman hearing", a special proceeding under U.S. patent law, where both sides present their arguments to the court as to how they believe certain claim terms pertaining to the patent at issue in the lawsuit should be interpreted. In the ruling, we believe that the Court's constructions on 5 of the 6 claim terms at issue were consistent with the constructions sought by us in our proposed constructions. With respect to the 6th claim term, the Court's construction was consistent with agreed upon portions of the constructions submitted by us and D-Link but was also modified by the Judge in a manner that we believe is consistent with our overall position on the claim term. There is, however, no assurance that our view of the Markman hearing claim constructions will in fact be consistent with subsequent court rulings. In March 2007, the Company and the D-Link Defendants made motions for summary judgment. A trial date is presently scheduled for May 2007. In the event the Court determines that our Remote Power Patent was not valid or enforceable, and/or that the defendants do not infringe, any such determination would have a material adverse effect on us.

     POWERDSINE SETTLEMENT

     On November 16, 2005, we entered into a Settlement Agreement with PowerDsine, Inc. (NASDAQ: PDSN) and PowerDsine Ltd. (collectively, "PowerDsine") which dismissed, with prejudice, patent litigation brought by PowerDsine against us in March 2004 in the United States District Court for the Southern District of New York that sought a declaratory judgment that our Remote Power Patent (U.S. Patent No. 6,218,930) was invalid and not infringed by PowerDsine and/or its customers.

     Under the terms of the Settlement Agreement, we agreed that we will not initiate litigation against PowerDsine for its sale of Power over Ethernet (PoE) integrated circuits. In addition, we agreed that we will not seek damages for infringement from customers that incorporate PowerDsine integrated circuit products in PoE capable Ethernet switches manufactured on or before April 30, 2006. PowerDsine has agreed that it will not initiate, assist or cooperate in any legal action relating to the Remote Power Patent. We also agreed that we will not initiate litigation against PowerDsine or its customers for infringement of our Remote Power Patent arising from the manufacture and sale of PowerDsine Midspan products for three years following the dismissal date. Following such three year period, we may seek damages for infringement of our Remote Power Patent from PowerDsine or its customers with respect to the purchase and sale of Midspan products beginning 90 days following the dismissal date of the litigation. The benefits afforded to PowerDsine under the Settlement Agreement will cease in the event PowerDsine institutes, assists or cooperates in any legal proceeding related to our Remote Power Patent adverse to us (unless otherwise required by law to do so) and PowerDsine customers will also forfeit benefits under the Settlement Agreement if they engage in similar action.

     No licenses to use the technologies covered by our Remote Power Patent were granted to PowerDsine or its customers under the terms of the settlement. The Settlement Agreement further provides that PowerDsine is obligated to provide each of its customers with written notice of the settlement which notice shall disclose that no license for our Remote Power Patent has been provided to PowerDsine's customers and that in order to combine, modify or integrate any PowerDsine product with or into any other device or software, PowerDsine's customers may need to receive patent license(s) for such third party patents which is the customer's responsibility. For the full text of our Settlement Agreement with PowerDsine, see Exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2005.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

     PART II ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     MARKET INFORMATION. Our Common Stock currently trades on OTC
Bulletin Board under the symbol NSSI. The following table sets forth, for the periods indicated, the range of the high and low closing bid prices for our Common Stock as reported by the Pink Sheets LLC quotation service. Such prices reflect inter-dealer quotations, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.



            YEAR ENDED DECEMBER 31, 2006                HIGH           LOW
                                                        ----           ---
            Fourth Quarter                             $1.65          $1.06
            Third Quarter                              $1.37          $1.00
            Second Quarter                             $1.42          $1.02
            First Quarter                              $1.48          $ .93

            YEAR ENDED DECEMBER 31, 2005               HIGH           LOW
                                                       ----           ---
            Fourth Quarter                             $1.44          $1.00
            Third Quarter                              $1.55          $0.66
            Second Quarter                             $1.12          $0.66
            First Quarter                              $1.45          $0.92



     On March 30, 2007, the closing price for the Common Stock as reported on the OTC Bulletin Board was $1.70 per share. The number of record holders of our Common Stock was 117 as of March 16, 2007.

     DIVIDEND POLICY. We have never declared or paid any cash dividends on our Common Stock and do not intend to declare or pay cash or other dividends in the foreseeable future. The Board of Directors currently expects to retain any future earnings, if any, for use in the operation and expansion of its business. The declaration and payment of any future dividends will be at the discretion of the Board of Directors and will depend upon a variety of factors, including future earnings, if any, operations, capital requirements, our general financial condition, the preferences of any series of Preferred Stock, our general business conditions and future contractual restrictions on payment of dividends, if any.

     RECENT ISSUANCES OF UNREGISTERED SECURITIES. None.

     ISSUER PURCHASES OF EQUITY SECURITIES. None.

     EQUITY COMPENSATION PLAN INFORMATION

     The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2006.

-------------------------------  ---------------------------  -------------------------  -----------------------------------
                                  NUMBER OF SECURITIES TO BE                                NUMBER OF SECURITIES REMAINING
                                   ISSUED UPON EXERCISE OF    WEIGHTED-AVERAGE EXERCISE  AVAILABLE FOR FUTURE ISSUANCE UNDER
                                     OUTSTANDING OPTIONS,        PRICE OF OUTSTANDING         EQUITY COMPENSATION PLANS
                                     WARRANTS AND RIGHTS        OPTIONS, WARRANTS AND     (EXCLUDING SECURITIES REFLECTED IN
                                            (A)                        RIGHTS                        COLUMN (A))
-------------------------------  ---------------------------  -------------------------  -----------------------------------
Equity compensation plans
approved by security holders              3,992,370                      $.93                            0(1)
-------------------------------  ---------------------------  -------------------------  -----------------------------------
Equity compensation plans not
approved by security holders                      0                        --
-------------------------------  ---------------------------  -------------------------  -----------------------------------
              Total                       3,992,370                      $.93                            0(1)
----------

     (1) Our 1996 Amended and Restated Stock Option Plan provided for the issuance of options to purchase up to 4,000,000 shares of our common stock. As of March 2006, no additional options could be issued under the plan in accordance with its terms.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS FORM 10-KSB. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ABOVE ENTITLED "RISK FACTORS WHICH MAY AFFECT FUTURE RESULTS" IN ITEM 1 OF THIS REPORT AS WELL AS THOSE RISKS DISCUSSED IN THIS SECTION AND ELSEWHERE IN THIS REPORT. BECAUSE SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.

     PLAN OF OPERATION

     Our principal business is the acquisition, development, licensing and protection of our intellectual property. We presently own six patents covering various telecommunications and data networking technologies (the "Patent Portfolio") including, among others, patents covering the delivery of power over Ethernet for the purpose of remotely powering network devices, and the transmission of audio, video and data over computer and telephony networks. Our strategy is to pursue licensing and strategic business alliances with companies in the industries that manufacture and sell products that make use of the technologies underlying our patents as well as with other users of the technology who benefit directly from our technology including corporate, educational and governmental entities.

     On November 18, 2003, we acquired the Patent Portfolio from Merlot Communications, Inc., a broadband communications solutions provider. In February 2004, following our review of applicable markets, we initiated licensing efforts relating to one of our patents (U.S. Patent No. 6,218,930) covering the remote delivery of power over Ethernet cable (the "Remote Power Patent"). We have focused, and will continue to focus, our efforts on licensing our Remote Power Patent. As of the date of this report, we have not entered into any license arrangement with respect to our Remote Power Patent, although we are pursuing such arrangements with third parties. During the next 12 months, we do not anticipate licensing efforts for our other patents besides the Remote Power Patent. We may acquire additional patents in the future.

     To date we have incurred significant losses and at December 31, 2006 had an accumulated deficit of $(46,279,000). For the year ended December 31, 2006, the Company incurred a net loss of $(1,958,000) and incurred a net loss of $(1,332,000) for the year ended December 31, 2005. We anticipate that we will continue to incur losses until we enter into material license agreements with respect to our patented technologies. We have not yet achieved any revenue from our technology licensing business. To date we have not entered any licensing agreements with third parties with respect to our Remote Power Patent or our other patented technologies. Our inability to consummate license agreements and achieve revenue from our patented technologies would have a material adverse effect on our operations and our ability to continue business.

     We do not currently have any revenue from operations. Our success and our ability to generate revenue is largely dependent on our ability to consummate licensing arrangements with third parties. In November 2004, we entered into an agreement with ThinkFire Services USA, Ltd. ("ThinkFire") pursuant to which ThinkFire has been granted the exclusive worldwide rights to negotiate license agreements for our Remote Power Patent with certain agreed-upon potential licensees. We agreed to pay ThinkFire a fee not to exceed 20% of the royalty payments received from license agreements consummated by ThinkFire on our behalf.

     On January 18, 2005, we entered into an amendment to our agreement, dated November 18, 2003, with Merlot Communications, Inc. ("Merlot") relating to the acquisition of our Patent Portfolio (the "Amendment") pursuant to which we paid $500,000 to Merlot in consideration for the restructuring of the future contingent payments to Merlot from the licensing or sale of our Patent Portfolio. The Amendment provides for future contingent payments by us to Merlot of $1.0 million upon achievement of $25 million of Net Royalties (as defined), an additional $1.0 million upon achievement of $50 million of Net Royalties and an additional $500,000 upon achievement of $62.5 million of Net Royalties from licensing or sale of the patents acquired from Merlot. (See Note H [3] to our financial statements included in this Annual Report).

     In August 2005, we entered into an agreement with Blank Rome, LLP ("Blank Rome"), a national law firm, pursuant to which Blank Rome has been engaged to represent us in connection with all litigation involving our Remote Power Patent. Blank Rome has agreed to represent us with respect to each litigation pertaining to our Remote Power Patent on a full contingency basis (except for any proceeding before the

International Trade Commission). As compensation for its services on a full contingency basis, Blank Rome will receive from us percentages of Net Consideration (as defined in the agreement) ranging from 12.5% to 35% received by us by way of settlement or judgment in connection with each litigation matter. We have also agreed to compensate Blank Rome in an amount equal to 10% of the Net Consideration received by us from certain designated parties mutually agreed upon by us and Blank Rome (the "Designated Parties") in the event that prior to commencement of litigation such Designated Parties enter into license agreements or similar agreements with us during the period of Blank Rome's engagement. (See Item 1. "Description Of Business - Legal Representation").

     Our success depends on our ability to protect our intellectual property rights. In August 2005, we commenced patent litigation against D-Link Corporation and D-Link Systems, Incorporated for infringement of our Remote Power Patent (See Risk Factors - "We face uncertainty of outcome of litigation with D-Link"). In the future, it may be necessary for us to commence patent litigation against third parties whom we believe require a license to our patents. In addition, we may be subject to third-party claims seeking to invalidate our patents, which have been asserted as a defense in the pending D-Link litigation (See Item 3. "Legal Proceedings - D-Link Litigation") against us relating to our Remote Power Patent as discussed below. These types of claims, with or without merit, may subject us to costly litigation and diversion of management's focus. If third parties making claims against us seeking to invalidate our patent are successful, they may be able to obtain injunctive or other equitable relief, which effectively could block our ability to license or otherwise capitalize on our proprietary technologies. Successful litigation against us resulting in a determination that our patents are invalid would have a material adverse effect on us.

     We have financed our operations primarily from the sale of equity securities. On December 21, 2004 and January 13, 2005, we completed a private offering of our equity securities resulting in gross proceeds of $2,685,000. In addition during the first quarter of 2007 we received $1,493,726 of cash proceeds from the exercise of warrants issued in December 1999 and in September 2006, we received $635,000 of cash proceeds from the exercise of warrants issued in October 2001. We anticipate, based on currently proposed plans and assumptions, relating to our operations, that our cash and cash equivalents of approximately $1,070,000 as of March 30, 2007 will more likely than not be sufficient to satisfy our operations and capital requirements until December 2007. There can be no assurance, however, that such funds will not be expended prior thereto. In the event our plans change, or our assumptions change, or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), we may have insufficient funds to support our operations prior to December 2007. We are currently seeking financing for our working capital needs. Our inability to consummate licensing arrangements with respect to our Remote Power Patent and generate revenues therefrom on a timely basis or obtain additional financing when needed would have a material adverse effect on us, requiring us to curtail or cease operations. In addition, any equity financing may involve substantial dilution to our current stockholders.


ITEM 7. FINANCIAL STATEMENTS

     The financial statements required hereby are located on pages F-1 through F-17 which follow Part III.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On February 2, 2006, we dismissed Eisner LLP, a our principal independent accountant to audit our financial statements. Eisner LLP's report on our financial statements for the year ended December 31, 2004 did not contain an adverse opinion or disclaimer opinion, and was not modified as to uncertainty, audit scope or accounting principles. Eisner LLP did not audit our financial statements for the year ended December 31, 2005 or issue a report thereon. During the year ended December 31, 2005 and the subsequent interim period there were no disagreements with Eisner LLP, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Eisner LLP, would have caused Eisner LLP to make reference to the subject matter of the disagreement(s) in connection with its report on our financial statements.

     On February 2, 2006, we engaged Radin, Glass & Co., LLP as our new principal independent accountant to audit our financial statements. We (or someone on our behalf) did not consult Radin, Glass & Co., LLP with respect to the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements.

ITEM 8A. CONTROLS AND PROCEDURES.

     (a) Evaluation of Disclosure Controls and Procedures.

     Our Chief Executive Officer and Chief Financial Officer have reviewed our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Based upon this review, our officers concluded that, as of the end of the period covered by this Annual Report on Form 10-KSB, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

     (b) Changes in Internal Controls.

     There were no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect these controls during the last fiscal quarter included in this report or from the end of the reporting period to the date of this Annual Report on Form 10-KSB.

ITEM 8B. OTHER INFORMATION.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS; PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      NAME            AGE     POSITION
      ----            ---     --------
Corey M. Horowitz     52      Chairman and Chief Executive Officer, Chairman of
                              the Board of Directors
David C. Kahn         55      Chief Financial Officer
Harry B. Schessel     42      Director
Robert Graifman       50      Director
Robert M. Pons        50      Director
Laurent Ohana         43      Director


     COREY M. HOROWITZ became our Chairman and Chief Executive Officer in December 2003. Mr. Horowitz has also served as our Chairman of our Board of Directors since January 1996 and has been a member of our Board of Directors since April 1994. In January 2003, Mr. Horowitz also became our Secretary. Mr. Horowitz is also President and sole shareholder of CMH Capital Management Corp. ("CMH"), a New York investment advisory and merchant banking firm, which he founded in September 1991. During the period June 2001 through December 2003, CMH rendered financial advisory services to us. From January 1986 to February 1991, Mr. Horowitz was a general partner in charge of mergers and acquisitions at Plaza Securities Co., a New York investment partnership.

     DAVID C. KAHN, CPA, became our Chief Financial Officer in January 2004. Since December 1989, Mr. Kahn has provided accounting and tax services on a consulting basis to private and public companies. He also serves as a faculty member of Yeshiva University in New York, a position he has held since August 2000.

     HARRY B. SCHESSEL became a director of our company in July 2001. Since April 2006, Mr. Schessel has been the Chief Executive Officer of AQL Decorating Co., Inc., a decorator of plastic containers. Since July 2002, Mr. Schessel also has been a real estate developer. From July 2001 until July 2002, Mr. Schessel was employed at Kroll, Inc. ("Kroll") as the Global Practice Leader for the Information Security Group. From

June 2000 to July 2001, Mr. Schessel advised security companies, including Kroll, in the areas of strategy, operations, marketing and business development and also as a consultant to investment banking firms and venture capital firms for purposes of evaluating investments in the information security industry. From March 2000 until June 2000, Mr. Schessel was Vice President of Cybersafe, Inc., a security software company. In June 1997, Mr. Schessel co-founded Centrax, Inc., a company engaged in the development and marketing of intrusion detection software, and was employed from June 1997 until its sale in March 1999 in various capacities, including Chief Operating Officer and Executive Vice President.

     ROBERT GRAIFMAN became a director of our company in December 2003. Mr. Graifman currently serves as Executive Chairman of TotalCat Group, Inc., a company engaged in the recycling and manufacture of catalyst devices and the management of emissions control systems. Mr. Graifman also currently serves as Managing Member of Skyfarm Management, LLC, a New Jersey based investment management company. From June 2000 to August 2003, Mr. Graifman served as Chief Financial Officer of Gilo Ventures, LLP, a California based venture capital firm focused on emerging technology companies.

     ROBERT M. PONS became a director of our company in December 2003. From January 2004 until April 2007, Mr. Pons served as President and Chief Executive Officer of Uphonia, Inc. (PK:UPHN) (previously SmartServ Online, Inc.), a wireless applications service provider. From August 2003 until January 2004, Mr. Pons served as Interim Chief Executive Officer of SmartServ Online, Inc. on a consulting basis. From March 1999 to August 2003, he was President of FreedomPay, Inc., a wireless device payment processing company. During the period January 1994 to March 1999, Mr. Pons was President of Lifesafety Solutions, Inc., an enterprise software company. Mr. Pons has over 20 years of management experience with telecommunications companies including MCI, Inc., Sprint, Inc. and Geotek, Inc.

     LAURENT OHANA became a director of our company in September 2005. Mr. Ohana is currently the Managing Partner of Parkview Ventures LLC ("Parkview"), a company engaged in merchant banking activities, including making investments in and providing strategic advisory services to information technology firms in the US and internationally. From 1999 to 2002, Mr. Ohana was the CEO of Inlumen, Inc., a company engaged in providing private label web-based financial portals to financial institutions. From 1994 to 2004, Mr. Ohana was the managing partner of New Media Capital LLC, a technology venture capital and advisory firm. From 1987 to 1993, Mr. Ohana was a corporate attorney at Fried Frank Harris Shriver & Jacobson.

     The sister of Corey M. Horowitz's wife is married to Robert Graifman.

KEY CONSULTANT

     JONATHAN GREENE has served as a consultant to our company since December 2004 providing technical and marketing analysis for our Patent Portfolio. Mr. Greene also serves as a member of the Company's Technical Advisory Board. From August 2003 until December 2004, he served as a consultant to Neartek, Inc., a storage management software company (August 2003 until October 2003) and Kavado Inc., a security software company (November 2003 until December 2004). From January 2003 until July 2003, Mr. Greene served as Director of Product Management for FalconStor Software, Inc., a storage management software company. From December 2001 through December 2002, Mr. Greene served as our Senior Vice President of Marketing and Business Development, at a time when we were engaged in the development, marketing and licensing of security software. From December 1999 until September 2001, he served as Senior Vice President of Marketing for Panacya Inc., a vendor of service management software. Mr. Greene has also held positions at System Management ARTS (SMARTS), Computer Associates, Cheyenne Software and Data General.

COMMITTEES OF THE BOARD OF DIRECTORS

     AUDIT COMMITTEE

     Robert Graifman and Harry Schessel, both independent directors, are the current members of our Audit Committee and served on our Audit Committee during 2006. Our Audit Committee was established by the Board of Directors in accordance with Section 3(a)58(A) of the Securities Exchange Act of 1934. The duties of our Audit Committee include consultations with our independent auditors at least annually to review the scope and results of the annual audit; review with our independent auditors of our quarterly reports on Form 10-QSB prior to filing, recommendations to the Board regarding the independent auditors to be retained; and the auditors' comments as to internal controls, accounting staff and management performance and procedures in connection with audit and financial controls. The Audit Committee has adopted a written Audit Committee Charter. Mr. Graifman is our audit committee financial expert.

     COMPENSATION COMMITTEE

     Robert Pons is currently the sole member of our Compensation Committee. Laurant Ohana served with Mr. Pons as a member of our Compensation Committee for 2006. The Compensation Committee is responsible for determining compensation for our executive officers, including bonuses and benefits, and administration of our compensation programs, including our Stock Option Plan.

LIMITATION ON LIABILITY AND INDEMNIFICATION MATTERS

     Our Certificate of Incorporation limits the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability (i) for any breach of their duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law, (iii) for unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law or (iv) for any transaction from which the director derived an improper personal benefit. Our Bylaws provide that we shall indemnify our directors, officers, employees and agents to the fullest extent permitted by law. Our Bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in such capacity. We currently maintain directors and officers liability insurance. At present, there is no pending material litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding that might result in a material claim for such indemnification.

TECHNICAL ADVISORY BOARD

     In November 2004 we established a Technical Advisory Board to assist us with our strategic business plan of maximizing the value of its Patent Portfolio. Each member of the Technical Advisory Board received a five (5) year option to purchase 17,500 shares (fully vested) of our common stock at an exercise price of $.54 per share.

     The members of the Technical Advisory Board include:

     GEORGE CONANT, FORMER CEO AND CHAIRMAN OF THE BOARD OF DIRECTORS OF MERLOT COMMUNICATIONS, INC., a broadband communications solutions provider, during the period 2000 - 2006. Prior to joining Merlot Communications, Inc., Mr. Conant co-founded Xyplex, Inc., a manufacturer of data communications equipment and network management software, where he held the positions of Vice President of Engineering, Vice President of Technology and Chief Technology Officer. Prior to Xyplex, Mr. Conant was employed by Digital Equipment Corporation, where he worked as a network architect. Mr. Conant received a BS and a Masters in theoretical mathematics from the University of Michigan.

     RON KEENAN, CEO OF IP INFOTAINMENT, LIMITED, a network services company. From 1997 until 2006, Mr. Keenan served as Chief Technology Officer of Merlot Communications, Inc. Mr. Keenan is an expert on the convergence of telecommunications and data who, prior to co-founding Merlot, founded QFR USA Corporation, a high-tech firm engaged in developing custom ASICs for advanced and cost-effective communications systems. He had previously founded two other development firms. He also served as advanced engineering project director at TIE/Communications, Inc., where he developed the TIE 612 Electronic Key System, the first "skinny wire" telephone system and one of the largest selling key systems in history. Mr. Keenan received his BS in Electrical Engineering from the Milwaukee School of Engineering and has more than 20 years experience in advanced analog and digital design techniques.

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

     JONATHAN GREENE also serves as a member of the Technical Advisory Board (see pages 22-23 hereof for a description of Mr. Greene's background).

     SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires that our executive officers, directors, and persons who own more than 10% of our outstanding Common Stock file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. We believe that our executive officers, directors, and greater than 10% stockholders complied with all required filings during the year ended December 31, 2006.

CODE OF ETHICS

     The Board of Directors has adopted a Code of Ethics that applies to the principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics was filed as Exhibit 14 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

ITEM 10. EXECUTIVE COMPENSATION

     The following table summarizes compensation, for the year ended December 31, 2006, awarded to, earned by or paid to the Company's Chief Executive Officer ("CEO") and to each of our executive officers who received total compensation in excess of $100,000 for the year ended December 31, 2006 for services rendered in all capacities to the Company (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                    ANNUAL COMPENSATION                LONG TERM COMPENSATION AWARDS
                                        -------------------------------------------    -----------------------------
                                                                                           ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR     SALARY($)      BONUS($)    OPTION AWARDS($)    COMPENSATION($)(1)   TOTAL($)
---------------------------    ----     ---------     ---------    ----------------    ------------------   --------
Corey M. Horowitz              2006     $ 275,000     $75,000(2)             --                 --          $350,000
    Chairman and Chief
    Executive Officer

David C. Kahn                  2006     $ 79,100(3)        --           $54,000(4)              --          $133,100
    Chief Financial Officer

(1) We have concluded that the aggregate amount of perquisites and other personal benefits paid to either Mr. Horowitz or Mr. Kahn did not exceed $10,000.

(2)  The bonus paid to Mr. Horowitz for 2006 was paid in January 2007.

(3)  Consists of consulting fees paid to Mr. Kahn.

(4) In determining the grant date fair value under SFAS No. 123R of a five (5) year option issued in December 2006 to Mr. Kahn to purchase 75,000 shares of common stock, we made the following assumptions: expected term of the options - 5 years, risk free interest rate for the expected term of the options - 4.57%; expected volatility of the underlying stock - 48.5%; no expected dividends.


               NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

     During 2006, Corey M. Horowitz served as our Chairman and Chief Executive Officer pursuant to a two year employment agreement which expired in November 2006. Mr. Horowitz received a base salary for 2006 of $275,000 in accordance with such employment agreement and received a cash bonus for 2006 of $75,000. In February 2007, we entered into a new employment agreement with Mr. Horowitz, the terms and provisions of which are disclosed below.

     On February 28, 2007, we entered into an Employment Agreement with Corey M. Horowitz pursuant to which Mr. Horowitz continued to serve as our Chairman and Chief Executive Officer for a two year term at an annual base salary of $288,750 for the first year, increasing by 5% for the second year. In connection with his employment agreement Mr. Horowitz was issued a five (5) year option to purchase 375,000 shares of our common stock at an exercise price of $1.46 per share which vests, on a quarterly basis over a one year period subject to acceleration upon a change of control. We also agreed to issue to Mr. Horowitz on the one year anniversary date an additional five (5) year option to purchase a minimum of 375,000 shares of our common stock at an exercise price equal to the closing price of our common stock on the date of grant, which option will vest on a quarterly basis over a one year period. In addition to the aforementioned option grants, the Company agreed to extend for an additional three (3) years the expiration dates of all options and warrants (an aggregate of 2,620,000 shares) expiring in calendar year 2007 and 2008 owned by Mr. Horowitz and CMH Capital Management Corp. ("CMH"), an affiliate. Under the terms of his Employment Agreement, Mr. Horowitz shall receive bonus compensation in an amount equal to 5% of our royalties or other payments (before deduction of payments to third parties including, but not limited to, legal fees and expenses and third party license fees) received from licensing its patents (including patents currently owned and acquired or licensed on an exclusive basis during the period in which Mr. Horowitz continues to serve as an executive officer of our company) (the "Royalty Bonus Compensation"). Mr. Horowitz shall also receive bonus compensation equal to 5% of the gross proceeds from (i) the sale of any of our patents or (ii) our merger with or into another corporation or entity. The Royalty Bonus Compensation shall continue to be paid to Mr. Horowitz for the life of each of the Company's patents with respect to licenses entered into by us with third parties during Mr. Horowitz's term of employment or at anytime thereafter, whether Mr. Horowitz is employed by us or not, provided, that, Mr. Horowitz's employment has not been terminated by us "For Cause" (as defined) or terminated by Mr. Horowitz without "Good Reason" (as defined). In the event that Mr. Horowitz's employment is terminated by us "Other Than For Cause" (as defined) or by Mr. Horowitz for "Good Reason" (as defined), Mr. Horowitz shall be entitled to a severance of 12 months base salary.

     In connection with his Employment Agreement, Mr. Horowitz has agreed not to compete with us as follows: (i) during the term of the agreement and for a period of 12 months thereafter if his employment is terminated other than for cause (as defined) provided he is paid his 12 month base salary severance amount and (ii) for a period of two years from the termination date, if terminated "For Cause" by us or "Without Good Reason" by Mr. Horowitz. In accordance with his employment agreement, Mr. Horowitz also has certain anti-dilution rights which provide that if at any time during the period ended December 31, 2008, in the event that we complete an offering of our common stock or any securities convertible or exercisable into common stock (exclusive of securities issued upon exercise of outstanding options, warrants or other convertible securities), Mr. Horowitz shall receive from us, at the same price as the securities issued in the financing, such number of additional options to purchase common stock so that he maintains the same derivative ownership percentage (21.47%) of our company based upon options and warrants owned by Mr. Horowitz and CMH (exclusive of ownership of shares of common stock by Mr. Horowitz and CMH)as he owned as of the time of execution of his employment agreement; provided, that, the aforementioned anti-dilution protection shall be afforded to Mr. Horowitz up to a maximum future financing(s) of $2.5 million.

     On December 20, 2006, we entered into an agreement with David C. Kahn pursuant to which he agreed to continue to serve as our Chief Financial Officer through December 31, 2008. In consideration for his services, Mr. Kahn is compensated at the rate of $6,615 per month for the period through December 31, 2007 and $6,945 per month for the year ended December 31, 2008. Mr. Kahn was also issued a five (5) year option (the "Option") to purchase 75,000 shares of our common stock at an exercise price of $1.50 per share. The option vested 30,000 shares on the date of grant and the balance of the shares (45,000) will vest on a quarterly basis in equal amounts of 5,625 shares beginning March 31, 2007 through December 31, 2008. Upon a "Change in Control" (as defined) all of the unvested shares underlying the Option shall become 100% vested and immediately exercisable. The agreement further provides that we may terminate the agreement at any time for any reason. In the event Mr. Kahn's services are terminated without "Good Cause" (as defined), he will be entitled to accelerated vesting of all unvested shares underlying the Option and the lesser of (i) six months base monthly compensation or (ii) the remaining balance of the monthly compensation payable through December 31, 2008.

DIRECTOR COMPENSATION

     We compensated each director, who is not an employee of our company, by granting to each outside director (upon joining the Board) stock options to purchase 50,000 shares of our common stock, at an exercise price equal to the closing price of our common stock on the date of grant, with the options vesting over a one year period in equal quarterly amounts. In addition, subject to the discretion of the Compensation Committee and the Board of Directors, each non-employee director is eligible to receive option grants for each year of service as a director.

     The following table sets forth the compensation paid to all persons who served as members of our board of directors (other than our named executive officers) during the year ended December 31, 2006. No director who is also a named executive officer received any compensation for services as a director in 2006.

Name                  Option Awards($)     All other Compensation     Total($)
------------------    ----------------     ----------------------     --------
Robert Graifman(1)       $48,000(2)             $   --                 $48,000
Robert Pons(1)           $36,000(2)                 --                 $36,000
Laurent Ohana(1)         $36,000(2)                 --                 $12,000
Harry Schessel(1)        $12,000(2)                 --                 $12,000
-------------------

(1) In December 2006, Robert Graifman, Robert Pons and Laurent Ohana were each granted a five (5) year option to purchase 50,000 shares of our common stock (which vested on grant), at an exercise price of $1.50 per share, for services as a Board member during 2006. In addition, in February 2006 Robert Graifman and Harry Schessel were each issued then (10) year options to purchase 15,000 shares, at an exercise price of $1.31 per share, which options vested over a one year period at the rate of 3,750 shares per quarter beginning May 4, 2006.

(2) In determining the grant date fair value of the option grants in December 2006 under SFAS No. 123R, we made the following assumptions: expected term of the options - five years; risk free interest rate for the expected term of the options - 4.57%; expected volatility of the underlying stock - 48.45%; no expected dividends. In determining the grant date fair value of the option grant in February 2006 under SFAS No. 123R, we made the following assumptions: expected term of options - ten years; risk free interest rate for the expected term of the options - 4.51%; expected volatility of the underlying stock - 69.82%; no expected dividends.

OPTION GRANTS IN 2006

     The following stock options granted to the Named Executive Officers during the year ended December 31, 2006:

                               NUMBER OF               PERCENT OF
                         SECURITIES UNDERLYING   TOTAL OPTIONS GRANTED TO
     NAME                   OPTIONS GRANTED         EMPLOYEES IN 2006       EXERCISE PRICE   EXPIRATION DATE
David C. Kahn                   75,000                    100%                   $1.50          12/20/2011
Chief Financial Officer

     OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006

     The following table sets forth information relating to unexercised and outstanding options for each Named Executive Officers as of December 31, 2006:


                         NUMBER OF SECURITIES UNDERLYING
                               UNEXERCISED OPTION
                               ------------------
                                                       OPTION
                                                      EXERCISE       OPTION
    NAME            EXERCISABLE      UNEXERCISABLE    PRICE($)   EXPIRATION DATE
    ----            -----------      -------------    --------   ---------------

Corey M. Horowitz
Chairman and CEO    1,195,361(1)            --        $  1.18       03/06/12
                      400,000(2)            --        $   .68       11/26/09
                    1,100,000(3)            --        $   .25       11/26/14
                      515,218(4)            --        $   .13       12/22/11
                    1,084,782(5)            --        $   .23       12/22/11
                      750,000(6)(18)        --        $  1.20       04/18/10
                      250,000(7)(18)        --        $  1.48       10/08/10
                      300,000(8)(18)        --        $   .70       07/11/11
                            --          10,625(16)    $  3.0625     01/19/11
                       20,000(9)                      $  6.00       10/20/11
                       10,000(10)                     $  3.75        6/22/09
                        7,500(11)                     $  4.25       10/25/09
                        5,000(12)                     $  5.50        9/19/10
David Kahn
Chief Financial        30,000(13)       45,000(17)    $  1.50       12/20/14
Officer                75,000(14)           --        $   .80       08/04/10
                       50,000(15)           --        $   .35       01/21/14
----------------
The vesting dates of the foregoing options are as follows:

(1)       March 16, 2005,
(2)       200,000 shares on November 26, 2004 and 200,000 shares on November 26,
          2005,
(3)       November 26, 2004,
(4)       December 22, 2003,
(5) 434,782 shares on December 22, 2003, 250,000 shares on December 22, 2004, 200,000 shares on December 22, 2005, and 200,000 shares on December 22, 2006,
(6)       250,000 shares on April 18, 2005, 250,000 shares on April 18, 2004 and
          250,000 shares on April 18, 2005,
(7)       June 11, 2001,
(8)       July 11, 2001,
(9) on a quarterly basis in equal amounts beginning January 20, 1999 through October 20, 1999, (10) on a quarterly basis in equal amounts beginning September 12, 1999 through June 22, 2000,
(11) on a quarterly basis in equal amounts beginning January 25, 2000 through October 25, 2000,
(12) on a quarterly basis in equal amounts beginning December 19, 2000 through September 19, 2000,
(13)      December 20, 2006,
(14) 30,000 shares on August 4, 2005 and 7,500 shares on a quarterly basis beginning September 30, 2005 through December 31, 2006,
(15) 20,000 shares on January 21, 2004, 2,500 shares on the last day of each month beginning January 31, 2004 through December 31, 2004,
(16) 5,313 shares if the stock price reaches $10 per share and 5,312 shares if the stock price reaches $15 per share, and
(17) 5,625 shares on a quarterly basis beginning March 31, 2007 through December 31, 2008.
(18) Includes options or warrants held by CMH Capital Management Corp., an entity in which Mr. Horowitz is the sole owner, officer and director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2007 (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and
(iv) all of our executive officers and directors as a group.

         NAME OF                       NUMBER OF SHARES    PERCENTAGE OF SHARES
     BENEFICIAL OWNER                 BENEFICIALLY OWNED   BENEFICIALLY OWNED(2)

Corey M. Horowitz(3)                       8,777,976               34.3%
CMH Capital Management Corp. (4)           3,767,000               17.8%
Barry Rubenstein(5)                        3,743,251               18.8%
Irwin Lieber (6)                           2,048,338               10.3%
Barry Fingerhut (7)                        2,008,598               10.1%
Emigrant Capital Corporation (8)
   Paul Milstein Revocable 1998 Trust
   New York Private Bank & Trust
     Corporation
   Emigrant Bancorp. Inc.
   Emigrant Savings Bank                   1,312,500                6.6%

Wheatley Partners II, L.P. (9)             1,280,207                6.5%
Singer Fund Management, LLC(10)            1,063,480                5.4%
  Singer Opportunity Fund, L.P.
  Singer Fund, L.P.
Robert Graifman(11)                          344,777                1.7%
David C. Kahn(12)                            160,625                 *
Laurent Ohana(13)                            150,000                 *
Harry B. Schessel (14)                       140,000                 *
Robert Pons(15)                              100,000                 *
All officers and directors as a group      9,573,378               47.8%
 (6 Persons)
------------------------

     * Less than 1%.

(1) Unless otherwise indicated, we believe that all persons named in the above table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities held by such person (but not those held by any other person) and which are exercisable or convertible within 60 days have been exercised and converted. Assumes a base of 19,839,724 shares of common stock outstanding.

(3) Includes (i) 381,303 shares of common stock held by Mr. Horowitz, (ii) 4,712,861 shares of common stock subject to currently exercisable stock options held by Mr. Horowitz,

     (iii) 2,467,800 shares of common stock held by CMH Capital Management Corp. ("CMH"), an entity solely owned by Mr. Horowitz, (iv) 550,000 shares of common stock subject to currently exercisable warrants held by CMH, (v) 750,000 shares of common stock subject to currently exercisable options held by CMH, (vi) 67,471 shares of common stock owned by Donna Slavitt, the wife of Mr. Horowitz, (vii) 127,500 shares of common stock held by two trusts and a custodian account for the benefit of Mr. Horowitz's three children and (viii) 2,291 shares of common stock held by Horowitz Partners, a general partnership of which Mr. Horowitz is a partner. Does not include options to purchase 291,875 shares of common stock which are not currently exercisable.

(4) Includes (i) 2,467,800 shares of common stock, (ii) 550,000 shares of common stock subject to currently exercisable warrants and (iii) 750,000 shares of common stock subject to currently exercisable stock options. Corey M. Horowitz, by virtue of being the sole officer, director and shareholder of CMH, has the sole power to vote and dispose of the shares of common stock owned by CMH.

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

(8) Includes (i) 750,000 shares of common stock and (ii) 562,500 shares of common stock subject to currently exercisable warrants held by Emigrant Capital Corporation ("Emigrant Capital"). Emigrant Capital is a wholly owned subsidiary of Emigrant Savings Bank ("ESB"), which is a wholly-owned subsidiary of Emigrant Bancorp, Inc ("EBI"). EBI is a wholly-owned subsidiary of New York Private Bank & Trust Corporation ("NYPBTC"). The Paul Milstein Revocable 1998 Trust (the "Trust") owns 100% of the voting stock of NYPBTC. ESB, EBI, NYPBTC and the Trust each may be deemed to be the beneficial owner of the shares of common stock and warrants held by Emigrant Capital. The aforementioned is based upon a Schedule 13G/A filed jointly by Emigrant Capital, ESB, EBI, NYPBTC, the Trust and others with the Securities and Exchange Commission on January 12, 2005. Howard Milstein, by virtue of being an officer of New York Private Bank and Trust Corporation and trustee of the Paul Milstein Revocable 1998 Trust, both indirect owners of Emigrant Capital Corporation, may be deemed to have sole power to vote and dispose of the securities owned by Emigrant Capital Corporation.

(9) Includes 1,280,207 shares of common stock. Barry Rubenstein, Irwin Lieber, Barry Fingerhut, Jonathan Lieber and Seth Lieber, are each a general partner of Wheatley Partners II, L.P. Each of Messrs. Rubenstein, I. Lieber, Fingerhut, J. Lieber and S. Lieber disclaims beneficial ownership of the securities held by Wheatley Partners II, L.P., except to the extent of their equity interest therein. Jonathan Lieber and Seth Lieber each beneficially own less than 1% of the outstanding common stock of the Company exclusive of shares beneficially owned by Wheatley Partners II, L.P., Wheatley Partners, L.P. and Wheatley Foreign Partners, L.P. and as such have not been included in the beneficial ownership table. Barry Rubenstein, Irwin Lieber, Barry Fingerhut, Seth Lieber and Jonathan Lieber, by virtue of each being a general partner of Wheatley Partners II, L.P., may be deemed to have shared power to vote and dispose of the shares of common stock owned by Wheatley Partners II, L.P.

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

(11) Includes (i) 154,777 shares of common stock, (ii) 75,000 shares subject to currently exercisable warrants and (iii) 115,000 shares subject to currently exercisable stock options issued to Mr. Graifman.

(12) Includes 160,625 shares of common stock subject to currently exercisable stock options issued to Mr. Kahn. Does not include options to purchase 39,375 shares of common stock which are not currently exercisable.

(13) Includes 150,000 shares subject to currently exercisable options and warrants issued to Mr. Ohana.

(14) Includes 140,000 shares of common stock subject to currently exercisable stock options issued to Mr. Schessel.

(15) Includes 100,000 shares subject to currently exercisable stock options issued to Mr. Pons.

     The Equity Compensation Plan information presented in Item 5 of this Annual Report is incorporated herein in its entirety.

ITEM 12. TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CERTAIN CONTROL
PERSONS

     In December 2005, we extended the exercise period for warrants to purchase an aggregate of 1,352,152 shares of common stock, at exercise prices of $1.00 and $1.11 which were originally issued as part of a private offering completed in December 1999. Corey M. Horowitz, our Chairman and Chief Executive Officer, owned 85,200 of such warrants which he exercised in March 2006.

     On December 20, 2006, we entered into an agreement with David C. Kahn pursuant to which he agreed to continue to serve as our Chief Financial Officer through December 31, 2008. In consideration for his services, Mr. Kahn is compensated at the rate of $6,615 per month for the period through December 31, 2007 and $6,945 per month for the year ended December 31, 2008. See Item 10 "Executive Compensation-Employment Agreements, Termination of Employment and Change-In-Control Arrangements" for the detailed terms of our arrangement with Mr. Kahn.

     On February 28, 2007, we entered into an Employment Agreement with Corey M. Horowitz pursuant to which Mr. Horowitz continues to serve as our Chairman and Chief Executive Officer for a two year term at an annual base salary of $288,750 for the first year with a 5% increase on the one year anniversary thereof. See
Item 10. "Executive Compensation-Employment Agreements, Termination of Employment and Change-In-Control Arrangements" for the detailed terms of our employment agreement with Mr. Horowitz.

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

10.14 Agreement, dated December 20, 2006, between the Company and David C. Kahn, previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 22, 2006 and incorporated herein by reference.

10.15 Employment Agreement, dated February 28, 2007, between the Company and Corey M. Horowitz previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 6, 2007 and incorporated herein by reference.

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

23.1* Consent of Radin Glass Co., LLP, Independent Registered Public Accounting Firm.

31.1*     Section 302 Certification of Chief Executive Officer.

31.2*     Section 302 Certification of Chief Financial Officer.

32.1*     Section 906 Certification of Chief Executive Officer.

32.2*     Section 906 Certification of Chief Financial Officer.
------------

     * Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     Radin, Glass & Co., LLP, our company's independent accountant, billed us aggregate fees of approximately $62,000 and $35,000 for the years ended December 31, 2006 and December 31, 2005, respectively, for review of financial statements included in our Form 10-QSB's and for other services in connection with statutory or regulatory filings for the year ended December 31, 2006, and for the audit of our annual financial statements for the year ended December 31, 2006 and December 31, 2005.

AUDIT RELATED FEES, TAX FEES AND ALL OTHER FEES

     Radin, Glass & Co., LLP did not render any other professional service other than those discussed above for the years ended December 31, 2006 or December 31, 2005.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 11th day of April 2007.



                                         NETWORK-1 SECURITY SOLUTIONS, INC.


                                         By /s/ Corey M. Horowitz
                                            ---------------------------------
                                            Corey M. Horowitz
                                            Chairman and Chief Executive Officer


     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the following persons in the capacities and on the dates indicated:


NAME                        TITLE                                 DATE


/s/ Corey M. Horowitz       Chairman and Chief Executive          April 11, 2007
----------------------      Officer, Chairman of the Board of
Corey M. Horowitz           Directors (principal executive
                            officer)


/s/ David Kahn              Chief Financial Officer               April 11, 2007
----------------------      (principal financial officer)
David Kahn


/s/ Robert Graifman         Director                              April 11, 2007
----------------------
Robert Graifman


/s/ Robert Pons             Director                              April 11, 2007
----------------------
Robert Pons


/s/ Laurent Ohana           Director                              April 11, 2007
----------------------
Laurent Ohana

                       NETWORK-1 SECURITY SOLUTIONS, INC.


                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005

NETWORK-1 SECURITY SOLUTIONS, INC.


                                                                            PAGE
                                                                            ----

INDEX TO FINANCIAL STATEMENTS

   Report of independent registered public accounting firm                   F-1

   Balance sheets as of December 31, 2006 and 2005                           F-2

   Statements of operations for the years ended December 31, 2006 and
   2005                                                                      F-3

   Statements of stockholders' equity for the years ended December 31,
   2006 and 2005                                                             F-4

   Statements of cash flows for the years ended December 31, 2006 and
   2005                                                                      F-5

   Notes to financial statements                                             F-6

NETWORK-1 SECURITY SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Network-1 Security Solutions, Inc.

We have audited the accompanying balance sheets of Network-1 Security Solutions, Inc. as of December 31, 2006 and 2005 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Network-1 Security Solutions, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Radin, Glass & Co., LLP


New York, New York
March 8, 2007

BALANCE SHEETS

                                                                                         DECEMBER 31,
                                                                                ------------------------------
                                                                                    2006              2005
                                                                                ------------      ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                    $  1,797,000      $    938,000
   Prepaid insurance                                                                  74,000            85,000
   Other current assets                                                                4,000              --
                                                                                ------------      ------------

        Total current assets                                                    $  1,875,000         1,023,000

Security Deposits & other assets                                                      17,000             6,000

Patents                                                                               79,000            86,000
                                                                                ------------      ------------

                                                                                   1,971,000      $  1,115,000
                                                                                ============      ============

LIABILITIES
Current liabilities:
   Accounts payable                                                             $    350,000      $    162,000
   Accrued expenses and other current liabilities                                    219,000           201,000
                                                                                ------------      ------------

        Total current liabilities                                                    569,000           363,000


Commitments and contingencies

STOCKHOLDERS' EQUITY


Common stock - $.01 par value; authorized 50,000,000 shares; 19,764,724 and
   17,697,572 shares issued and outstanding at December 31, 2006 and
   2005, respectively                                                                197,000           177,000





Additional paid-in capital                                                        47,484,000        44,896,000
Accumulated deficit                                                              (46,279,000)      (44,321,000)
                                                                                ------------      ------------

                                                                                   1,402,000           752,000
                                                                                ------------      ------------

                                                                                $  1,971,000      $  1,115,000
                                                                                ============      ============

See notes to financial statements                                            F-2

STATEMENTS OF OPERATIONS

                                                                                         YEAR ENDED
                                                                                         DECEMBER 31,
                                                                                ------------------------------
                                                                                    2006              2005
                                                                                ------------      ------------
Operating expenses:

   General and administrative                                                   $  1,548,000      $  1,167,000
    Non-cash compensation                                                            479,000            89,000
     Patent Costs                                                                       --             500,000
                                                                                ------------      ------------

Operating Loss                                                                    (2,027,000)       (1,756,000)

Reversal of prior year accruals no longer required                                     --              385,000
Interest income                                                                       69,000            39,000
                                                                                ------------      ------------

Net Loss                                                                          (1,958,000)       (1,332,000)






Deemed dividend on extension of warrants to preferred stockholders and
warrants issued in connection with anti-dilution provision                              --            (500,000)
                                                                                ------------      ------------


Net loss attributable to common stockholders                                      (1,958,000)     $ (1,832,000)
                                                                                ============      ============

NET LOSS PER COMMON SHARE-BASIC AND DILUTED                                     $      (0.10)     $      (0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                              18,952,137        17,676,202
                                                                                ============      ============

See notes to financial statements                                            F-3

STATEMENTS OF STOCKHOLDERS' EQUITY

                                                COMMON STOCK                ADDITIONAL
                                       -----------------------------         PAID-IN         ACCUMULATED
                                          SHARES            AMOUNT           CAPITAL           DEFICIT            TOTAL
                                       ------------      ------------      ------------      ------------      ------------
BALANCE - JANUARY 1, 2005                17,097,572           171,000        43,951,000       (42,989,000)        1,133,000
Issuance of stock options to
consultants                                                                      83,000                              83,000
Sale of common stock                        600,000             6,000           594,000                             600,000
Issuance of options to a director                                                 6,000                               6,000
Issuance of options to an
employee
Net loss                                                                        262,000        (1,332,000)       (1,332,000)
                                       ------------      ------------      ------------      ------------      ------------
BALANCE - DECEMBER 31, 2005              17,697,572           177,000        44,896,000       (44,321,000)          752,000

EXERCISE OF WARRANTS                      1,352,152            14,000         1,480,000                           1,494,000
EXERCISE OF WARRANTS                        635,000             6,000           629,000                             635,000
GRANTING OF OPTIONS                                                             359,000                             359,000
ISSUANCE SHARES FOR SERVICES                 80,000                             120,000                             120,000
NET LOSS                                                                                       (1,958,000)       (1,958,000)
                                       ------------      ------------      ------------      ------------      ------------

BALANCE DECEMBER 31, 2006                19,764,724      $    197,000      $ 47,484,000      $(46,279,000)     $  1,402,000
                                       ============      ============      ============      ============      ============




See notes to financial statements                                            F-4

NETWORK-1 SECURITY SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

                                                                                         YEAR ENDED
                                                                                         DECEMBER 31,
                                                                                ------------------------------
                                                                                    2006              2005
                                                                                ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $ (1,958,000)     $ (1,332,000)

Adjustments to reconcile net loss to net cash used in operating activities:
      Valuation adjustment for outstanding stock options                             (32,000)
      Issuance of options for services                                               359,000            89,000
      Issuance of shares for services                                                120,000

      Depreciation and amortization                                                    8,000             6,000

Changes in:

        Prepaid expenses and other current assets                                      7,000            15,000
        Security deposits and other assets                                                              (6,000)
        Accounts payable, accrued expenses and other current
liabilities                                                                          206,000          (579,000)
                                                                                ------------      ------------

           Net cash used in operating activities                                  (1,258,000)       (1,839,000)
                                                                                ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                                             (12,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock                                                                  600,000
   Proceeds from exercise of warrants                                              2,129,000
                                                                                ------------

           Net cash provided by financing activities                               2,129,000           600,000
                                                                                ------------      ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 859,000        (1,239,000)
Cash and cash equivalents - beginning of year                                        938,000         2,177,000
                                                                                ------------      ------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                         $  1,797,000      $    938,000
                                                                                ============      ============


NON-CASH TRANSACTIONS:
   Non-employee compensation paid with stock options                            $    353,000      $     83,000
    Liability settled with stock options                                                          $    262,000
    Shares issued for services                                                  $    120,000

See notes to financial statements                                            F-5

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE A - THE COMPANY

Network-1 Security Solutions, Inc. (the "Company") is engaged in the acquisition, licensing and protection of its intellectual property and proprietary technologies. The Company owns six patents covering various telecommunications and data networking technologies (the "Patent Portfolio"). The Company's strategy is to pursue licensing and strategic business alliances with companies that manufacture and sell products that make use of the technologies underlying the Patent Portfolio as well as with other users of the technologies who benefit directly from the technologies including corporate, educational and governmental entities. In February 2004, the Company initiated its licensing efforts relating to its remote power patent which pertains to the control of power delivery over Ethernet networks for the purpose of remotely powering network devices. As of December 31, 2006, the Company has not entered into any licensing arrangements with respect to its Patent Portfolio.

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

[4]   IMPAIRMENT OF LONG-LIVED ASSETS:

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. Accordingly, the Company records impairment losses on long-lived assets used in operations or expected to be disposed of when indicators of impairment exist and the undiscounted cash flows expected to be derived from those assets are less than carrying amounts of those assets. During the years ended December 31, 2006 and 2005, there was no impairment to its patents.

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

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[6]   NET LOSS PER SHARE:

      Basic net loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the year. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. Potential common shares of 9,281,481 and 11,267,319 at December 31, 2006 and 2005, respectively, are not included in the calculation of diluted loss per share because its effect will be anti-dilutive. Such potential common shares are options and warrants.

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

[9]   STOCK-BASED COMPENSATION:

      Effective January 1, 2006, the Company adopted SFAS No. 123 (revised
      2004), SHARE BASED PAYMENT, or SFAS 123(R), which is a revision of Statement No. 123 ("SFAS 123") ACCOUNTING FOR STOCK BASED COMPENSATION. SFAS 123(R) supersedes Accounting Principles Board ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and amends Financial Accounting Standards Board ("FASB") Statement No. 95 STATEMENT OF CASH FLOWS. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

      Prior to January 1, 2006, the Company accounted for its employee stock-based compensation in accordance with the provisions of APB 25 and FASB Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION -- AN INTERPRETATION OF APB NO. 25, and the Company complied with the disclosure provisions of SFAS 123, and related SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION -- TRANSACTION AND DISCLOSURE. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price of the option. The Company amortized such stock-based compensation, if any, using the straight-line method over the vesting period. The following table illustrates the effect on net loss and loss per share if the fair value-based method had been applied to all awards for the year ended December 31, 2005.



            Reported net loss attributable to common
               Stockholders                                      (1,832,000)
            Stock-based employee compensation expense
               included in reported net loss                          6,000
            Stock-based employee compensation
               determined under the fair value-based method        (613,000)

            Pro forma net loss                                  $(2,439,000)
            Net loss per common share (basic and diluted):
               As reported                                      $     (0.10)

               Pro forma                                        $     (0.14)

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

      The fair value of options on the date of grant is estimated using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

                                                        YEAR ENDED
                                                        DECEMBER 31,
                                                ---------------------------
                                                  2006               2005
                                                --------           --------
            Risk-free interest rates          4.51 - 4.57%       3.87 - 4.15%
            Expected option life in years     5 TO 10 YEARS          5.00
            Expected stock price volatility   48.45 - 69.82%    195.50 - 237.35%
            Expected dividend yield               0.00%              0.00%

      The weighted average fair value on the option grant date during the years ended December 31, 2006 and 2005 were $0.77 and $0.96 per option, respectively.

[10]  RECENTLY ISSUED ACCOUNTING STANDARDS:

      In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for the Company beginning in fiscal year 2007. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial statements.

      In February 2006, the FASB issued SFAS No. 155 (FAS 155), "Accounting for Certain Hybrid Financial Instruments: an amendment of FASB Statements No. 133 and 140." FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of FAS 155 will have a material impact on its results of operations, financial position or liquidity.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

      In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS NO. 156"), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable;
      (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and
      (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

      In September 2006, the FASB issued SFAS No. 157 "Fair Value Measures" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, however it does not apply to SFAS 123R. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that SFAS 157 will have a material impact on its financial position, results of operations or cash flows.

      In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the Company's choice to use fair value on its earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted. The Company does not believe that SFAS No. 159 will have a material impact on its financial position, results of operations or cash flows.

      In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, "Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," ("SAB 108"). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years would not require a "restatement process" where prior financials would be amended. SAB 108 is effective for the Company's year ended December 31, 2006. The Company does not believe that the adoption of the SAB 108 will have a material effect on its financial position, results of operations or cash flows.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

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

      For the years ended December 31, 2006 and 2005, the Company has not derived any income from sale or licensing of these patents.


            Balance - January 1, 2005       $     92,000
               Amortization                       (6,000)
                                            ------------

            Balance - December 31, 2005     $     86,000
               Amortization                       (7,000)
                                            ------------

            Balance December 31, 2006       $     79,000
                                            ============

NOTE D - STOCKHOLDERS' EQUITY

[1]   PRIVATE PLACEMENT:

         (a) On January 13, 2005, the Company completed a second closing with respect to a private placement of $600,000 securities (the first closing of $2,085,000 of securities was completed on December 21, 2004), which consisted of 600,000 shares of common stock and warrants to purchase an additional 450,000 shares of common stock (warrants to purchase 300,000 shares of common stock at an exercise price of $1.25 and warrants to purchase 150,000 shares of common stock at an exercise price of $1.75) for an aggregate purchase price of $600,000.

         (b) In connection with the second closing of the private placement completed in January 2005 and anti-dilution provisions for the warrants previously issued to an entity, the Company issued warrants to purchase an aggregate of 6,287 shares in January 2005 at an exercise price of $1.00 expiring in October 2006. The associated expenses, which are treated as imputed dividend, are based on the fair value of these warrants using the Black-Scholes model utilizing the risk-free interest rate of 2.67% and 3.01% life of 2 years, volatility of 270% and dividend yield of 0% in 2005 and 2006, respectively. Such expenses amounted to $6,000 and are presented as deemed dividend in the accompanying statement of operations for the year ended December 31, 2005.

[2]   STOCK OPTIONS:

During 1996, the Board of Directors and stockholders approved the adoption of the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan, as amended, provided for the granting of both incentive and non-qualified options

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE D - STOCKHOLDERS' EQUITY (CONTINUED)

to purchase common stock of the Company. A total of 4,000,000 were eligible to be issued under the 1996 Plan. As of March 2006, in accordance with the terms of the plan, no further options were eligible to be issued under the Plan.

The term of options granted under the 1996 Plan may not exceed ten years (five years in the case of an incentive stock option granted to an employee/director owning more than 10% of the voting stock of the Company) ("10% stockholder"). The option price for incentive stock options cannot be less than 100% of the fair market value of the shares of common stock at the time the option is granted (110% for a 10% stockholder). Option terms and vesting periods were set by the Compensation Committee in its discretion.

       The following table summarizes stock option activity for the years ended December 31:

                                                                2006                                  2005
                                                   --------------------------------      -------------------------------
                                                                           WEIGHTED                             WEIGHTED
                                                                           AVERAGE                              AVERAGE
                                                     OPTIONS               EXERCISE        OPTIONS              EXERCISE
                                                   OUTSTANDING              PRICE        OUTSTANDING              PRICE
                                                   -----------              -----        -----------              -----
       Options outstanding at beginning
          of year                                   6,337,731 (e)            $0.87        5,637,998                $0.80
       Granted                                        330,000 (c)(d)          1.40          699,733 (a)(b)          1.04
       Cancelled/expired
                                                    ---------                             ---------

       Options outstanding at end of year           6,667,731                 0.89        6,337,731                 0.86
                                                    ---------                             ---------

       Options exercisable at end of year           6,562,106                             5,971,690
                                                    =========                             =========

                                                                            $ 0.87                                  0.87

      (a) Includes 449,733 stock options deemed issued to the Chairman and Chief Executive Officer in January 2005 in accordance with an anti-dilution provision of his agreement. No expense has been recorded as the exercise price exceeded market price on date of grant in 2005.

      (b) Includes an aggregate of 250,000 stock options issued to (i) the Chief Financial Officer to purchase 75,000 shares of common stock at an exercise price of $.80 per share (see Note I[1]), (ii) two consultants to purchase an aggregate of 125,000 shares of common stock at an exercise price of $.80 per share, and (iii) a director to purchase 50,000 shares of common stock at an exercise price of $.80 per share. 131,667 of such stock options were vested in 2006. Accordingly, the Company recorded non-cash compensation of $117,000 relating to these options in accordance with SFAS 123 (R).

      (c) Includes an aggregate of 30,000 and 150,000 ten-year and five-year stock options issued to directors on February 2, 2006 and December 20, 2006, respectively, at exercise prices of $1.31 and $1.50 per share. The Company recorded non-cash compensation of $132,000 relating to the issuance of these options for the year ended December 31, 2006.

      (d) Includes 75,000 five-year stock options issued to each of the Chief Financial Officer and a consultant to the Company on December 20, 2006 and February 2, 2006, respectively, at exercise prices of $1.50 and $1.20 per share. The Company recorded non-cash compensation of $68,000 relating to the issuance of these options for the year ended December 31, 2006.

      (e) In 2003, the Company granted 1,084,782 stock options to the Chairman and Chief Executive Officer in connection with his employment agreement, of which 200,000 stock options were vested in 2006. Accordingly, the Company recorded non-cash compensation of $42,000 relating to these options in accordance with SFAS 123 (R).

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE D - STOCKHOLDERS' EQUITY (CONTINUED)

       The following table presents information relating to all stock options outstanding and exercisable at December 31, 2006:

                                                                  WEIGHTED
                                                 WEIGHTED          AVERAGE                            WEIGHTED
              RANGE OF                            AVERAGE         REMAINING                           AVERAGE
              EXERCISE         OPTIONS           EXERCISE          LIFE IN           OPTIONS          EXERCISE
               PRICE         OUTSTANDING          PRICE             YEARS          EXERCISABLE          PRICE
           -------------    -------------     -------------     -------------     -------------     -------------
           $0.12 - $2.91        6,344,506            $ 0.69              5.18         6,273,256            $ 0.68
           $3.00 - $3.75          146,625              3.44              3.31           112,250              3.56
           $4.13 - $5.69           77,100              5.08              3.08            77,100              5.08
           $6.00 - $6.88           89,500              6.23              3.13            89,500              6.23
              $10.00               10,000             10.00              3.21            10,000             10.00
                            -------------                                         -------------

                                6,667,731              0.89              5.08         6,562,106              0.87
                            -------------                                         -------------

NOTE D - STOCKHOLDERS' EQUITY (CONTINUED)

[3]      WARRANTS:

      As of December 31, 2006, the following are the outstanding warrants to purchase shares of the Company's common stock:

               NUMBER
                 OF              EXERCISE
              WARRANTS             PRICE                     EXPIRATION DATE
              --------             -----                     ---------------

               300,000             0.70                     July 11, 2011 (a)
               250,000             1.48                    October 8, 2011 (a)
             1,042,500             1.25                   December 21, 2007 (b)
               521,250             1.75                   December 21, 2007 (b)
                50,000             1.00                   December 21, 2009 (b)
               300,000             1.25                    January 13, 2008 (c)
               150,000             1.75                    January 13,2008 (c)
            ----------
             2,613,750
            ==========

      (a) Issued to CMH Capital Management Corp. in 2001, a company owned by the Chairman and Chief Executive Officer.

      (b)   Issued in connection with 2004 private offering of common stock.

      (c)   Issued in connection with the 2005 private offering of common stock.

      In January 2006 and September 2006, warrants to purchase 1,352,152 and 635,000 shares of common stock were exercised for $1,494,000 and $635,000, respectively.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

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

[3]   OPERATING LEASES:

      The Company leases its principal office space in New York City at a monthly rent of $3,250 for 2006.

      Rental expense for the years ended December 31, 2006 and 2005 aggregated $32,000 and $43,000, respectively.

[4]   SAVINGS AND INVESTMENT PLAN:

      The Company has a Savings and Investment Plan which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986. The Company also may make discretionary annual matching contributions in amounts determined by the Board of Directors, subject to statutory limits. The Company did not make any contributions to the 401(k) Plan during the years ended December 31, 2006 and 2005.

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

NOTE F - INCOME TAXES

      At December 31, 2006, the Company has available net operating loss carryforwards to reduce future federal taxable income of approximately $43,450,000 for tax reporting purposes, which expire from 2009 through 2026.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE F - INCOME TAXES  (CONTINUED)

Pursuant to the provisions of the Internal Revenue Code, future utilization of these past losses is subject to certain limitations based on changes in the ownership of the Company's stock that have occurred.

The principal components of the net deferred tax assets are as follows:

                                                                                     YEAR ENDED
                                                                                    DECEMBER 31,
                                                                           ------------------------------
                                                                               2006              2005
                                                                           ------------      ------------
            Deferred tax assets:
               Net operating loss carryforwards                            $ 16,136,000      $ 14,615,000
               Options and warrants not yet deducted, for tax purposes          177,800         1,080,000
               Other                                                                -0-               -0-
                                                                           ------------      ------------

                                                                             16,313,000        15,695,000
            Valuation allowance                                             (16,313,000)      (15,695,000)
                                                                           ------------      ------------

            Net deferred tax assets                                        $          0      $          0
                                                                           ============      ============

The Company has recorded a valuation allowance for the full amount of its deferred tax assets as the likelihood of the future realization cannot be presently determined. The valuation allowance increased by $618,000 in 2006 and $2,448,000 in 2005.

The reconciliation between the taxes as shown and the amount that would be computed by applying the statutory federal income tax rate to the loss before income taxes is as follows:

                                                               YEAR ENDED
                                                               DECEMBER 31,
                                                         -----------------------
                                                           2006           2005
                                                         --------       --------
            Income tax benefit - statutory rate           (34.0)%        (34.0)%
            State and local, net                           (3.5)%         (3.5)%
            Valuation allowance on deferred tax assets     37.5 %         37.5 %

NOTE G - CONCENTRATIONS

The Company places its cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2006, the Company maintained cash balances of $1,697,000 in excess of FDIC limits.

NOTE H - RELATED PARTY TRANSACTIONS

      [1] On December 21, 2004, the Company extended the exercise period for the 1999 Warrants by an additional year until December 22, 2005. In December 2005, these warrants were further extended for three months until March 22, 2006. The 1999 Warrants were originally issued as part of a private offering completed by the Company in December 1999. In connection with these extensions, the change in fair value of $494,000 and $1,032,000 using the Black-Scholes model utilizing the risk-free interest rate of 3.97% and 2.67%, life of

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE H - RELATED PARTY TRANSACTIONS  (CONTINUED)

      0.25 year and 1 year, volatility of 174% and dividend yield of 0% was recorded as a deemed dividend in 2005 and 2004, respectively. Corey M. Horowitz, Chairman and Chief Executive Officer of the Company, owned 85,220 warrants of the 1999 Warrants which were exercised in March 2006.

[2] On December 21, 2004 and January 13, 2005, the Company completed a private placement of an aggregate of 2,085,000 shares of common stock and three year warrants to purchase 1,563,750 shares of common stock for an aggregate purchase price of $2,035,000, net of $50,000 in issuance costs. An investor in the above private placement (100,000 shares of common stock and warrants to purchase 75,000 shares of common stock) is a director of the Company.

[3] On November 18, 2003, the Company entered into an agreement (the "Agreement") with Merlot Communications, Inc. ("Merlot"), a broadband communications solutions provider, pursuant to which the Company acquired six patents (the "Patent Portfolio") relating to various telecommunications and data networking technologies from Merlot, for a purchase price of $100,000 and contingent future payments equal to 20% of the net income (as defined in the Agreement) of the Company from the sale or licensing of the Patents after the Company achieves $4.0 million of net income for each patent comprising the Patent Portfolio ("Future Contingent Payments"). On January 18, 2005, the Company and Merlot entered into an amendment to the Agreement (the "Amendment") pursuant to which the Company paid $500,000 to Merlot in consideration for the restructuring of the Future Contingent Payments to Merlot from the licensing or sale of the Patent Portfolio. The Amendment provides for future contingent payments by the Company to Merlot of $1.0 million upon achievement of $25 million of Net Royalties (as defined), an additional $1.0 million upon achievement of $50 million of Net Royalties and an additional $500,000 upon achievement of $62.5 million of Net Royalties from licensing or sale of the patents acquired from Merlot. Certain principal stockholders of the Company, and their affiliates and related parties, owned a majority of the outstanding voting stock of Merlot at the time of the Agreement and the Amendment and were also directors of Merlot at the time of the Agreement and the Amendment but abstained from voting on the Agreement and the Amendment.

NOTE I - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

[1] In August 2005, the Company entered into an agreement with David Kahn to continue to serve as the Company's Chief Financial Officer ("CFO"). The agreement expired on December 31, 2006 and provided for a base salary of $6,000 per month for the period through December 31, 2005 and $6,300 per month for the year ended December 31, 2006. In connection with the agreement, Mr. Kahn was issued options to purchase 75,000 shares of common stock, at an exercise price of $.80 per share, which vested 30,000 shares on the date of grant and the balance of 45,000 shares vested in equal amounts of 7,500 shares on a quarterly basis beginning September 30, 2005 through December 31, 2006.

      On December 20, 2006, the Company entered into a new agreement with David Kahn pursuant to which he agreed to continue to serve as Chief Financial Officer through December 31, 2008. In consideration for his services, Mr. Kahn is compensated at the rate of $6,615 per month for the period through December 31, 2007 and $6,945 per month for the year ended December 31, 2008. Mr. Kahn was also issued a five (5) year option to purchase 75,000 shares of common stock at an exercise price of $1.50 per share. The option vested 30,000 shares on the date of grant and the balance of the shares (45,000) vest on a quarterly basis in equal amounts of 5,625 shares beginning March 31, 2007 through December 31, 2008. The agreement further provides that the Company may terminate the agreement at any time for any reason. In the event Mr. Kahn's services are terminated without "Good Cause" (as defined), he will be entitled to accelerated vesting of all unvested shares underlying the option and the lesser of (i) six months base monthly compensation or (ii) the remaining balance of the monthly compensation payable through December 31, 2008.

[2] On November 26, 2004, the Company entered into an employment agreement with Corey M. Horowitz pursuant to which he agreed to continue to serve as Chairman and Chief Executive Officer of the Company for a two-year term at an annual base salary of $250,000 for the first year and $275,000 for the second year.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE I - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS  (CONTINUED)

      Mr. Horowitz was also issued options to purchase an aggregate of 1,500,000 shares of the Company's common stock consisting of (i) a ten year fully vested option to purchase 1,100,000 shares at an exercise price of $0.25 per share, and (ii) a five-year option to purchase 400,000 shares at an exercise price of $0.68 per share which vested 50% on the date of grant and 50% one year thereafter, subject to acceleration upon a change of control. For the year ended December 31, 2005 and December 31, 2006, Mr. Horowitz was paid discretionary cash bonuses of $100,000 and $75,000, respectively. Mr. Horowitz was also granted certain anti-dilution rights which provide that if at any time during the period ending December 31, 2005, in the event that the Company completes an offering of its common stock or any securities convertible or exercisable into common stock, he will receive, at the same price as the securities issued in the financing, such number of additional stock options so that he maintains the same ownership percentage of (20.11%) of the Company based upon options and warrants owned by him and CMH (exclusive of his ownership of shares of common stock) as he owned as of November 26, 2004. As a result of the closings of the private placement on December 31, 2004 and January 13, 2005 and in accordance with the anti-dilution protection afforded to Mr. Horowitz in his employment agreement, Mr. Horowitz earned seven year options to purchase an aggregate of 1,195,361 shares at an exercise price of $1.18 per share. The Company entered into a new agreement with Mr. Horowitz in February 2007 (see Note K).

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

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE K - SUBSEQUENT EVENTS

[1] On February 28, 2007, the Company entered into a new Employment Agreement with Corey M. Horowitz pursuant to which Mr. Horowitz continued to serve as Chairman and Chief Executive Officer for a two year term at an annual base salary of $288,750 for the first year, increasing by 5% for the second year. In connection with his employment agreement, Mr. Horowitz was issued a five (5) year option to purchase 375,000 shares of common stock at an exercise price of $1.46 per share which vests, on a quarterly basis over a one year period subject to acceleration upon a change of control. The Company also agreed to issue to Mr. Horowitz on the one year anniversary date an additional five (5) year option to purchase a minimum of 375,000 shares of common stock at an exercise price equal to the closing price of our common stock on the date of grant, which option will vest on a quarterly basis over a one year period. In addition to the aforementioned option grants, the Company agreed to extend for an additional three (3) years the expiration dates of all options and warrants (an aggregate of 2,620,000 shares) expiring in calendar year 2007 and 2008 owned by Mr. Horowitz and CMH Capital Management Corp. ("CMH"), an affiliate. Under the terms of his Employment Agreement, Mr. Horowitz shall receive bonus compensation in an amount equal to 5% of Company royalties or other payments (before deduction of payments to third parties including, but not limited to, legal fees and expenses and third party license fees) received from licensing its patents (including patents currently owned and acquired or licensed on an exclusive basis during the period in which Mr. Horowitz continues to serve as an executive officer of the Company) (the "Royalty Bonus Compensation"). Mr. Horowitz shall also receive bonus compensation equal to 5% of the gross proceeds from (i) the sale of any of the Company's patents or (ii) the Company's merger with or into another corporation or entity. The Royalty Bonus Compensation shall continue to be paid to Mr. Horowitz for the life of each of the Company's patents with respect to licenses entered into by us with third parties during Mr. Horowitz's term of employment or at anytime thereafter, whether Mr. Horowitz is employed by the Company or not, provided, that, Mr. Horowitz's employment has not been terminated by the Company "For Cause" (as defined) or terminated by Mr. Horowitz without "Good Reason" (as defined). In the event that Mr. Horowitz's employment is terminated by the Company "Other Than For Cause" (as defined) or by Mr. Horowitz for "Good Reason" (as defined), Mr. Horowitz shall be entitled to a severance of 12 months base salary.

      In accordance with his employment agreement, Mr. Horowitz also has certain anti-dilution rights which provide that if at any time during the period ended December 31, 2008, in the event that the Company completes an offering of its common stock or any securities convertible or exercisable into common stock (exclusive of securities issued upon exercise of outstanding options, warrants or other convertible securities), Mr. Horowitz shall receive from the Company, at the same price as the securities issued in the financing, such number of additional options to purchase common stock so that he maintains the same derivative ownership percentage (21.47%) of the Company based upon options and warrants owned by Mr. Horowitz and CMH (exclusive of ownership of shares of common stock by Mr. Horowitz and CMH) owned as of the time of execution of his employment agreement; provided, that, the aforementioned anti-dilution protection shall be afforded to Mr. Horowitz up to maximum future financings of $2.5 million.