Form 10QSB
period 2007-06-30
NETWORK 1 SECURITY SOLUTIONS INC
filed 2007-08-10
CIK 1065078

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

The number of shares of Common Stock, $.01 par value per share, outstanding as of August 9, 2007 was 23,198,057

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]
================================================================================

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                       NETWORK-1 SECURITY SOLUTIONS, INC.


                                      INDEX


                                                                        Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
         Condensed Balance Sheets as of June 30, 2007 (unaudited)
         and December 31, 2006..............................................3

         Condensed Statements of Operations for the three and six months ended June 30, 2007 and 2006 (unaudited)...........................4

         Condensed Statements of Cash Flows for the six months
         ended June 30, 2007 and 2006 (unaudited)...........................5

         Notes to Condensed Financial Statements............................6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........14

Item 3.  CONTROLS AND PROCEDURES...........................................23




PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......24

Item 3.  Defaults Upon Senior Securities...................................24

Item 4.  Submission of Matters to a Vote of Security Holders...............24

Item 5.  Other Information.................................................24

Item 6.  Exhibits..........................................................24


SIGNATURES.................................................................25

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                            CONDENSED BALANCE SHEETS
                                    UNAUDITED

                                                        JUNE 30,        DECEMBER 31,
                                                          2007              2006
                                                      ------------      ------------
                                                       (UNAUDITED)
ASSETS
------
Current assets:
   Cash and cash equivalents                          $  5,145,000      $  1,797,000
   Prepaid Insurance                                        32,000            74,000
   Other current assets                                      2,000             4,000
                                                      ------------      ------------
        Total current assets                             5,179,000         1,875,000

Equipment, net                                               9,000            11,000
Security Deposits                                            6,000             6,000
Patents                                                     76,000            79,000
                                                      ------------      ------------
                                                      $  5,270,000      $  1,971,000
                                                      ============      ============

LIABILITIES
-----------
Current liabilities:
   Accounts payable                                   $    181,000      $    350,000
   Accrued expenses and other current liabilities           89,000           219,000
                                                      ------------      ------------
        Total current liabilities                          270,000           569,000
                                                      ------------      ------------


Commitments and contingencies

STOCKHOLDERS' EQUITY
--------------------
Common stock - $0.01 par value ; authorized
   50,000,000 shares; 23,198,057 shares issued
   and outstanding at June 30, 2007 and
   19,764,724 at December 31, 2006                         232,000           197,000
Additional paid-in capital                              53,444,000        47,484,000
Accumulated deficit                                    (48,676,000)      (46,279,000)
                                                      ------------      ------------
                                                         5,000,000         1,402,000
                                                      ------------      ------------
                                                      $  5,270,000      $  1,971,000
                                                      ============      ============

See notes to condensed financial statements

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                          JUNE 30,                            JUNE 30,
                                               ------------------------------      ------------------------------
                                                   2007              2006              2007              2006
                                               ------------      ------------      ------------      ------------
Operating expenses:
  General and administrative                   $    619,000      $    264,000      $  1,233,000      $    544,000
   Non Cash Compensation                            766,000            54,000         1,227,000           102,000
                                               ------------      ------------      ------------      ------------


LOSS BEFORE INTEREST INCOME                      (1,385,000)         (318,000)       (2,460,000)         (646,000)
Interest income - net                                48,000            18,000            63,000            30,000
                                               ------------      ------------      ------------      ------------

Net Loss                                       $ (1,337,000)     $   (300,000)     $ (2,397,000)     $   (616,000)
                                               ============      ============      ============      ============



LOSS PER COMMON SHARE: BASIC AND DILUTED       $      (0.06)     $      (0.02)     $      (0.11)     $      (0.03)
                                               ============      ============      ============      ============



WEIGHTED AVERAGE SHARES: BASIC AND DILUTED       22,589,449        19,049,724        21,194,834        18,444,617
                                               ============      ============      ============      ============

See notes to condensed financial statements

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                        CONDENSED STATEMENTS OF CASH FLOW
                                    UNAUDITED


                                                                SIX MONTHS ENDED JUNE 30,
                                                              ----------------------------
                                                                  2007             2006
                                                              -----------      -----------
Cash flows from operating activities:
 Net loss                                                     $(2,397,000)     $  (616,000)
 Adjustments to reconcile net loss to net cash used in
 operating activities:
    Depreciation and amortization                                   5,000            4,000

    Non Cash Compensation                                       1,227,000          102,000
    Changes in:
       Prepaid expenses and other current assets                   45,000           46,000
       Accounts payable, accrued expenses and other
         current liabilities                                     (299,000)        (212,000
                                                              -----------      -----------


          Net cash used in operating activities                (1,419,000)        (676,000)
                                                              -----------      -----------

Cash Flows from Investing Activities                                 --               --

Cash Flows from Financing Activities
    Issuance of Common Stock, net of expenses of $275,000       4,767,000        1,494,000
                                                              -----------      -----------

NET INCREASES IN CASH AND CASH EQUIVALENTS                      3,348,000          818,000
Cash and cash equivalents, beginning of period                  1,797,000          938,000
                                                              -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 5,145,000      $ 1,756,000
                                                              ===========      ===========


See notes to condensed financial statements

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] BASIS OF PRESENTATION:

The accompanying condensed financial statements as of June 30, 2007 and for the three and six month periods ended June 30, 2007 and June 30, 2006, are unaudited, but, in the opinion of the management of Network-1 Security Solutions, Inc. (the "Company"), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 2007, and the results of its operations and its cash flows for the three and six month periods ended June 30, 2007 and June 30, 2006. The condensed financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results of operations to be expected for the full year.

[2] BUSINESS:

(a) The principal business of the Company is the acquisition, development, licensing and protection of its intellectual property. The Company presently owns six patents covering various telecommunications and data networking technologies including, among others, patents covering the delivery of power over Ethernet cable for the purpose of remotely powering network devices, and the transmission of audio, video and data over computer and telephony networks. The Company's strategy is to pursue licensing and strategic business alliances with companies in the industries that manufacture and sell products that make use of the technologies underlying its patents as well as with other users of the technology who benefit directly from the technology including corporate, educational and governmental entities.

In February 2004, the Company initiated licensing efforts relating to one of its patents (U.S. Patent No. 6,218,930) covering the remote delivery of power over Ethernet cables (the "Remote Power Patent"). To date the Company has not entered into any license agreements with third parties with respect to its Remote Power Patent, although as part of its settlement agreement with D-Link in April 2007, D-Link has agreed to enter into a license agreement pertaining to the Company's Remote Power Patent (See Note E - Litigation).

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - [2] BUSINESS: (CONTINUED)

(b) As reflected in the accompanying financial statements, the Company has incurred substantial losses and has experienced net cash outflows from operations for the year ended December 31, 2006 and the three and six month period ended June 30, 2007. For the year ended December 31, 2006 and the three and six month period ended June 30, 2007, the Company had no revenue from operations. The Company will continue to have operating losses for the foreseeable future until it is successful in licensing its patented technologies. The Company is dependent upon equity financing until it generates cash flows from operations. During the six month period ended June 30, 2007, warrants to purchase 100,000 shares of common stock were exercised, at exercise prices of $.12, $.14, $.19 and $1.25 per share, resulting in aggregate proceeds to the Company of $32,250. On April 16, 2007, the Company completed a $5 million private placement of its securities. (See Note B - Private Placement). The Company had cash and cash equivalents of $5,145,000 as of June 30, 2007. The Company believes its current cash position will more likely than not be sufficient to satisfy the Company's operations and capital requirements until at least December 31, 2008, although there can be no assurance that such funds will not be expended prior thereto.

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

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


[3] STOCK-BASED COMPENSATION: (continued)

On February 28, 2007, the Company granted options to its Chairman and CEO to purchase 375,000 shares at an exercise price of $1.46 per share in accordance with a new employment agreement (See Note D - Employment Arrangements and Other Agreements). Such options vest in equal quarterly amounts of 93,750 shares beginning March 31, 2007 through December 31, 2007. The Company recorded compensation expenses of $126,000 for these options for the six months ended June 30, 2007 based on the Black-Scholes option-pricing model. In addition, during the six months ended June 30, 2007, the Company also recorded compensation expense of $12,000 and $19,000 for the vested portion of options granted to directors and consultants, respectively, prior to January 1, 2007. On April 18, 2007, the Company issued to its Chairman and CEO a five year option to purchase 732,709 shares of common stock at an exercise price of $1.67 per share. Such option was issued pursuant to the anti-dilution provisions of an employment agreement with the Company's CEO and Chairman as a result of the Company's completion of a $5 million private offering in April 2007. The Company recorded an additional expense of $699,000 as a result of such option issuance during the three months ended June 30, 2007.

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing utilizing the f assumptions: llowing weighted average SIX MONTHS ENDED JUNE 30,


                                                    2007         2006
                                                  -------       ------
    Risk-free interest rates                       4.62%         4.51%
    Expected option life in years                  5 yrs.        5 yrs.
    Expected stock price volatility               45.92%         69.8%
    Expected dividend yield                         -0-           -0-

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

[5] LOSS PER SHARE:

Basic net loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. Potential shares of 12,315,857 and 9,760,322 at June 30, 2007 and 2006, respectively, are anti-dilutive, and are not included in the calculation of diluted loss per share. Such potential common shares reflect options and warrants.

[6] CASH EQUIVALENTS:

The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). At June 30, 2007, the Company maintained cash balance of approximately $5,030,000 in excess of FDIC limits.

NOTE B - PRIVATE PLACEMENT

On April 16, 2007, the Company completed a $5 million private placement of its securities consisting of 3,333,333 shares of its common stock, at a purchase price of $1.50 per share, and five year warrants to purchase an aggregate of 1,666,667 shares of common stock at an exercise price of $2.00 per share. In connection with the Closing of the private placement, the Company paid placement agent fees of $275,000 and issued 5 year warrants to purchase 360,000 shares of common stock (240,000 shares at an exercise price of $1.50 per share and 120,000 shares at an exercise price of $2.00 per share). Pursuant to the anti-dilution provisions of his employment agreement, Corey M. Horowitz, Chairman and CEO, was issued a 5 year option to purchase 732,709 shares of common stock, at an exercise price of $1.67 per share, with respect to the private placement.

NOTE C - COMMITMENTS AND CONTINGENCIES

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


NOTE C - COMMITMENTS AND CONTINGENCIES: (CONTINUED)

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

In March 2006, the Company entered into a one year agreement with Alliance Advisors, LLC ("Alliance") pursuant to which Alliance provides financial and public relations services to the Company. The Company continues to use Alliance's services on a month to month basis. In consideration for such services, the Company pays Alliance a fee of $7,000 per month. In addition, the Company issued Alliance 80,000 shares of common stock.

NOTE D - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

On February 28, 2007, the Company entered into a new Employment Agreement with Corey M. Horowitz pursuant to which Mr. Horowitz continued to serve as Chairman and Chief Executive Officer for a two year term at an annual base salary of $288,750 for the first year, increasing by 5% for the second year. In connection with his employment agreement, Mr. Horowitz was issued a five (5) year option to purchase 375,000 shares of common stock at an exercise price of $1.46 per share which vests, on a quarterly basis over a one year period subject to acceleration upon a change of control. The Company also agreed to issue to Mr. Horowitz on the one year anniversary date of the employment agreement an additional five (5) year option to purchase a

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE D - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS: (CONTINUED)

minimum of 375,000 shares of common stock at an exercise price equal to the closing price of the Company's common stock on the date of grant, which option will vest on a quarterly basis over a one year period. In addition to the aforementioned option grants, the Company agreed to extend for an addition three
(3) years the expiration dates of all options and warrants (an aggregate of 2,620,000 shares) expiring in calendar year 2007 and 2008 owned by Mr. Horowitz and CMH Capital Management Corp. ("CMH"), an affiliate. In connection with the extension of the expiration dates of such options and warrants, the Company recorded compensation expense of $371,000 during the six months ended June 30, 2007 based on the Black-Scholes option pricing model. Under the terms of his Employment Agreement, Mr. Horowitz shall receive bonus compensation in a amount equal to 5% of Company royalties or other payments (before deduction of payments to third parties including, but not limited to, legal fees and expenses and third party license fees) received from licensing its patents (including patents currently owned and acquired or licensed on an exclusive basis during the period in which Mr. Horowitz continues to serve as an executive officer of the Company) (the "Royalty Bonus Compensation"). Mr. Horowitz shall also receive bonus compensation equal 5% of the gross proceeds from (i) the sale of any of the Company's patents or (ii) the Company's merger with or into another corporation or entity. The Royalty Bonus Compensation shall continue to be paid to Mr. Horowitz for the life of each of the Company's patents with respect to licenses entered into by us with third parties during Mr. Horowitz's term of employment or at anytime thereafter, whether Mr. Horowitz is employed by the Company or not, provided, that, Mr. Horowitz's employment has not been terminated by the Company "For Cause" (as defined) or terminated by Mr. Horowitz without "Good Reason" (as defined). In the event that Mr. Horowitz's employment is terminated by the Company "Other Than For Cause" (as defined) or by Mr. Horowitz for "Good Reason" (as defined), Mr. Horowitz shall be entitled to a severance of 12 months base salary.

In accordance with his employment agreement, Mr. Horowitz also has certain anti-dilution rights which provide that if at any time during the period ended December 31, 2008, in the event that the Company completes an offering of its common stock or any securities convertible or exercisable into common stock (exclusive of securities issued upon exercise of outstanding options, warrants or other convertible securities), Mr. Horowitz shall receive from the Company, at the same price as the securities issued in the financing, such number of additional options to purchase common stock so that he maintains the same derivative ownership percentage (21.47%) of the Company based upon options and warrants owned by Mr. Horowitz and CMH (an affiliated entity) and exclusive of his ownership of shares of common stock as he and CMH owned as of the time of execution of his employment agreement; provided, that, the aforementioned anti-dilution protection shall be afforded to Mr. Horowitz up to maximum financings of $2.5 million. In April 2007, in connection with the Company's completion of a $5 million private offering, Mr. Horowitz was issued a 5 year option to purchase 732,709 shares of the Company's common stock, at an exercise price of $1.67 per share, in accordance with the aforementioned anti-dilution provisions of his employment agreement.

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE E - LITIGATION

D-LINK LITIGATION

On August 10, 2005, the Company commenced patent litigation against D-Link Corporation and D-Link Systems, Incorporated (collectively, "D-Link") in the United States District Court for the Eastern District of Texas, Tyler division (Civil Action No. 6:05W291), for infringement of the Company's Remote Power Patent. The Company's complaint sought, among other things, a judgment that its Remote Power Patent is enforceable and has been infringed by the defendants. The Company also sought a permanent injunction restraining the defendants from continued infringement, or active inducement of infringement by others, of the Company's Remote Power Patent.

On April 25, 2007 the Company agreed to a settlement of its patent infringement litigation against D-Link. Under the terms of the settlement, D-Link has agreed to enter into a license agreement for the Remote Power Patent the terms of which will include monthly royalty payments of 3.25% of the net sales of D-Link Power over Ethernet products, including those products which comply with the IEEE 802.3af and 802.3at Standards, for the full term of the Remote Power Patent, which expires in March 2020. The royalty rate will be subject to adjustment beginning after the first quarter of 2008 to a rate consistent with other similarly situated licensees of the Remote Power Patent based on units of shipments of licensed products. In addition, D-Link has agreed to pay Network-1 $100,000.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WHICH ARE FORWARD-LOOKING STATEMENTS THAT INCLUDE INFORMATION BASED UPON BELIEF OF OUR MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION AVAILABLE TO MANAGEMENT. STATEMENTS CONTAINING TERMS SUCH AS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS" OR SIMILAR WORDS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED BEGINNING ON PAGES 16-22 OF THIS QUARTERLY REPORT ON 10-QSB FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007.

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

     On November 18, 2003, we acquired the Patent Portfolio from Merlot Communications, Inc., a broadband communications solutions provider. In February 2004, following its review of applicable markets, we initiated licensing efforts relating to one of our patents (U.S. Patent No. 6,218,930) covering the remote delivery of power over Ethernet cable (the "Remote Power Patent"). We have focused, and will continue to focus, our efforts on licensing our Remote Power Patent. As of the date of this Report, we have not entered into any license arrangement with respect to the Remote Power Patent although as part of our settlement agreement with respect to our litigation with D-Link reached in April 2007, D-Link has agreed to enter into a license agreement pertaining to our Remote Power Patent (See Note E - Litigation to our Financial Statements). During the next 12 months, we do not anticipate licensing efforts for our other patents besides our Remote Power Patent.

     To date we have incurred significant losses and at June 30, 2007 had an accumulated deficit of $(48,676,000). For the year ended December 31, 2006, we incurred a net loss of $(1,952,000) and incurred a net loss of $(2,397,000) for the six months ended June 30, 2007. We anticipate that we will continue to incur losses until we enter into material license agreements with respect to our patented technologies. We have not achieved any revenue from our technology licensing business as of June 30, 2007. Our inability to consummate license agreements and achieve revenue from our patented technologies would have a material adverse effect on our operations and our ability to continue business.

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

     Our success depends on our ability to protect our intellectual property rights. In the future, it may be necessary for us to commence patent litigation against third parties whom we believe require a license to our patents. In addition, we may be subject to third-party claims seeking to invalidate our patents. These types of claims, with or without merit, may subject us to costly litigation and diversion of our focus. In August 2005, we engaged Blank Rome LLP as litigation counsel with respect to the Remote Power Patent on a contingency basis pursuant to which Blank Rome is entitled to share in the proceeds of any successful enforcement of the Remote Power Patent (See Note C- Commitments and Contingencies to our Financial Statements and Risk Factors - "We are currently relying upon our contingency fee agreement with Blank Rome"). If third parties making claims against us seeking to invalidate our Remote Power Patent are successful, they may be able to obtain injunctive or other equitable relief, which effectively could block our ability to license or otherwise capitalize on its patent. Successful litigation against us resulting in a determination that our Remote Power Patent is invalid would have a material adverse effect on the Company.

     We have financed our operations primarily from the sale of equity securities. On December 21, 2004 and January 13, 2005, we completed a private offering of equity securities resulting in gross proceeds of $2,685,000. In addition, during the first quarter of 2006 we received $1,493,726 of cash proceeds from the exercise of warrants issued in December 1999. In addition, in April 2007, we completed a private offering of equity securities resulting in gross proceeds of $5,000,000. We anticipate, based on currently proposed plans and assumptions, relating to our operations, that our cash and cash equivalents of approximately $4,947,000 as of August 1, 2007 will more likely than not be sufficient to satisfy our operations and capital requirements until at least December 31, 2008. There can be no assurance, however, that such funds will not be expended prior thereto. In the event our plans change, or our assumptions change, or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), we may have insufficient funds to support our operations prior to December 31, 2008. Our inability to consummate licensing arrangements with respect to our Remote Power Patent and generate revenues therefrom on a timely basis or obtain additional financing when needed would have a material adverse effect on our company, requiring us to curtail or cease operations. In addition, any equity financing may involve substantial dilution to our current stockholders.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company operates in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following discussion highlights the most material of the risks.

WE HAVE A HISTORY OF LOSSES AND NO REVENUE FROM CURRENT OPERATIONS.

We have incurred substantial operating losses since our inception, which has resulted in an accumulated deficit of $(48,676,000) as of June 30, 2007. For the years ended December 31, 2006 and 2005, we incurred net losses of $(1,958,000) and $(1,332,000), respectively. For the six months ended June 30, 2007, we incurred a net loss of $(2,397,000). We have financed our operations primarily by sales of equity securities. Since December 2002, when we discontinued our security software products and following the commencement of our new technology licensing business in November 2003, we have had no material revenue from operations for the years ended December 31, 2005 and December 31, 2006 and for the six months ended June 30, 2007. Our ability to achieve revenue and generate positive cash flow from operations is dependent upon consummating licensing agreements with respect to our patented technologies. We may not be successful in achieving licensing agreements with third parties and our failure to do so would have a material adverse effect on our business, financial condition and results of operations. We may not be able to achieve revenue or generate positive cash flow from operations from our licensing business.

WE COULD BE REQUIRED TO STOP OPERATIONS IF WE ARE UNABLE TO DEVELOP OUR TECHNOLOGY LICENSING BUSINESS OR RAISE CAPITAL WHEN NEEDED.

We anticipate, based on our currently proposed plans and assumptions relating to our operations (including the timetable of, costs and expenses associated with our continued operations), that our cash position of $4,947,000 at August 1, 2007 will more likely than not be sufficient to satisfy our operations and capital requirements until at least December 31, 2008. However, we may expend our funds prior thereto. In the event our plans change, or our assumptions change or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), we could have insufficient funds to support our operations prior to December 31, 2008. Our inability to obtain additional financing when needed, absent generating sufficient cash from licensing arrangements, would have a material adverse effect on our company, requiring us to curtail or possibly cease our operations. In addition, any additional equity financing may involve substantial dilution to the interests of our then existing stockholders.

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

OUR FUTURE SOURCE OF LICENSING REVENUE IS UNCERTAIN.

In February 2004, we initiated our first licensing efforts relating to the technologies in our remote power patent (U.S. Patent No. 6,218,930) (the "Remote Power Patent"). To date, we have not entered into any licensing agreements with third parties with respect to our Remote Power Patent or our other patented technologies, although D-Link has agreed to enter into a license agreement with us as part of a settlement agreement regarding pending litigation (See Note E-Litigation to our Financial Statements). Our inability to consummate licensing agreements and achieve revenue from our patented technologies would have a material adverse effect on our operations and our ability to continue our business. In addition, in the event we consummate license arrangements with third parties, such arrangements are not likely to produce a stable or predictable stream of revenue in the foreseeable future. Furthermore, the success of our licensing efforts depends upon the strength of our intellectual property rights.

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

Our success depends on our ability to protect our intellectual property rights. In August 2005, we commenced patent litigation against D-Link Corporation and D-Link Systems, Incorporated for infringement of our Remote Power Patent and in April 2007 we entered into a settlement agreement with the D-Link parties (See Note E-Litigation to our Financial Statements). In the future, it may be necessary for us to commence patent litigation against additional third parties whom we believe require a license to our patents. In addition, we may be subject to claims seeking to invalidate our patents, as had been asserted by D-Link as a defense in their litigation with us. These types of claims, with or without merit, may subject us to costly litigation and diversion of management's focus. If we are unsuccessful in enforcing and validating our patents and/or if third parties making claims against us seeking to invalidate our patents are successful, they may be able to obtain injunctive or other equitable relief, which effectively could block our ability to license or otherwise capitalize on our proprietary technologies. Successful litigation against us resulting in a determination that our patents are invalid would have a material adverse effect on us.

OUR SETTLEMENT WITH D-LINK DOES NOT NECESSARILY MEAN WE WILL ACHIEVE ADDITIONAL MATERIAL LICENSE AGREEMENTS PERTAINING TO OUR REMOTE POWER PATENT.

On April 25, 2007 we entered into a settlement agreement with respect to our patent litigation against D-Link Corporation and D-Link Systems, Incorporated pending in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent. Under the terms of the settlement, D-Link has agreed to enter into a license agreement for our Remote Power Patent the terms of which will include monthly royalty payments of 3.25% of the net sales of D-Link Power over Ethernet products, including those products which comply with the IEEE 802.3af and 802.3at Standards, for the full term of the Remote Power Patent, which expires in March 2020. The royalty rate will be subject to adjustment beginning after the first quarter of 2008 to a rate consistent with other similarly situated licensees of the Remote Power Patent based on units of shipments of licensed products. In addition, D-Link has agreed to pay us $100,000. Notwithstanding our settlement with the D-Link parties, there is no assurance that we will be able to achieve additional license agreements with third parties relating to our Remote Power Patent or that such license arrangements will result in material revenue to us.

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

THE SIGNIFICANT NUMBER OF OPTIONS AND WARRANTS OUTSTANDING MAY ADVERSELY EFFECT THE MARKET PRICE FOR OUR COMMON STOCK.

As of August 1, 2007, there are outstanding options and warrants to purchase an aggregate of 12,315,857 shares of our common stock at exercise prices ranging from $.12 to $10.00. To the extent that outstanding options and warrants are exercised, stockholder percentage ownership will be diluted and any sales in the public market of the common stock underlying such options may adversely affect prevailing market prices for our common stock.

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

SALES OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

As of August 1, 2007, we have registered for resale 19,487,191 shares of our common stock, including shares issuable upon exercise of outstanding options and warrants. If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options and warrants, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

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


                           PART II. OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

On August 10, 2005, we commenced patent litigation against D-Link Corporation and D-Link Systems, Incorporated (collectively "D-Link") in the United States District Court for the Eastern District of Texas, Tyler division (Civil Action No. 6:05W291), for infringement of our Remote Power Patent. Our complaint sought, among other things, a judgment that our Remote Power Patent is enforceable and has been infringed by the defendants. We also sought a permanent injunction restraining the defendants from continued infringement, or active inducement of infringement by others, of our Remote Power Patent. On February 27, 2006, the D-Link defendants filed answers and asserted counterclaims. In their answers, the D-Link defendants asserted that they did not infringe any valid claim of the Remote Power Patent, and further asserted that the asserted patent claims are invalid and/or unenforceable. In addition to these defenses, the D-Link defendants also asserted counterclaims for, among other things, non-infringement, invalidity and unenforceability of our Remote Power Patent.

On April 25, 2007, we agreed to a settlement of our patent infringement litigation against D-Link. Under the terms of the settlement, D-Link has agreed to enter into a license agreement for the Remote Power Patent the terms of which will include monthly royalty payments of 3.25% of the net sales of D-Link Power over Ethernet products, including those products which comply with the IEEE 802.3af and 802.3at Standards, for the full term of our Remote Power Patent, which expires in March 2020. The royalty rate is subject to adjustment beginning after the first quarter of 2008 to a rate consistent with other similarly situated licensees of the Remote Power Patent based on units of shipments of licensed products. In addition, D-Link has agreed to pay us $100,000.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 16, 2007, The Company completed a $5 million private placement of its securities consisting of 3,333,333 shares of its common stock, at a purchase price of $1.50 per share, and five year warrants to purchase an aggregate of 1,666,667 shares of common stock at an exercise price of $2.00 per share. The offering was exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act and Regulation D promulgated thereunder.

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

                                       NETWORK-1 SECURITY SOLUTIONS, INC.





                                       BY:  /S/ COREY M. HOROWITZ
                                            --------------------------------
                                            COREY M. HOROWITZ
                                            CHAIRMAN AND CHIEF EXECUTIVE OFFICER

                                       BY:  /S/ DAVID C. KAHN
                                            --------------------------------
                                            DAVID C. KAHN
                                            CHIEF FINANCIAL OFFICER







DATE: AUGUST 10, 2007