Form 10QSB
period 2007-09-30
NETWORK 1 SECURITY SOLUTIONS INC
filed 2007-11-14
CIK 1065078

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

The number of shares of Common Stock, $.01 par value per share, outstanding as of November 12, 2007 was 23,218,057

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]
================================================================================

                       NETWORK-1 SECURITY SOLUTIONS, INC.

                                      INDEX

                                                                        Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
         Condensed Balance Sheets as of September 30, 2007
         (unaudited) and December 31, 2006.................................  3

         Condensed Statements of Operations for the three and
         nine months ended September 30, 2007 and 2006 (unaudited).........  4

         Condensed Statements of Cash Flows for the nine months
         ended June 30, 2007 and 2006 (unaudited)..........................  5

         Notes to Condensed Financial Statements...........................  6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......... 14

Item 3.  CONTROLS AND PROCEDURES........................................... 24


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................. 24

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....... 25

Item 3.  Defaults Upon Senior Securities................................... 25

Item 4.  Submission of Matters to a Vote of Security Holders............... 25

Item 5.  Other Information................................................. 25

Item 6.  Exhibits.......................................................... 25


SIGNATURES................................................................. 26

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                            CONDENSED BALANCE SHEETS
                                    UNAUDITED


                                                    SEPTEMBER 30,  DECEMBER 31,
                                                        2007           2006
                                                    ------------   ------------
                                                    (UNAUDITED)
ASSETS
------

Current assets:
   Cash and cash equivalents                        $  4,973,000   $  1,797,000
   Accounts Receivable                                    40,000
   Prepaid Expenses                                       11,000         71,000
   Other current assets                                    2,000          4,000
                                                    ------------   ------------
        Total current assets                           5,026,000      1,875,000

Equipment, net                                             8,000         11,000
Security Deposits                                          6,000          6,000
Patents                                                   74,000         79,000
                                                    ------------   ------------
                                                    $  5,114,000   $  1,971,000
                                                    ============   ============

LIABILITIES
-----------

Current liabilities:
   Accounts payable                                 $     83,000   $    350,000
   Accrued expenses and other current liabilities         98,000        219,000
                                                    ------------   ------------
        Total current liabilities                        181,000        569,000
                                                    ------------   ------------


Commitments and contingencies

STOCKHOLDERS' EQUITY
--------------------

Common stock - $0.01 par value ; authorized
  50,000,000 shares; 23,198,057 shares issued
  and outstanding at September 30, 2007 and
  19,764,724 at December 31, 2006                        232,000        197,000

Additional paid-in capital                            53,511,000     47,484,000
Accumulated deficit                                  (48,846,000)   (46,279,000)
                                                    ------------   ------------
                                                       4,933,000      1,402,000
                                                    ------------   ------------
                                                    $  5,114,000   $  1,971,000
                                                    ============   ============

See notes to condensed financial statements

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                        SEPTEMBER 30,                       SEPTEMBER 30,
                                               ------------------------------     -------------------------------
                                                   2007              2006              2007              2006
                                               ------------      ------------      ------------      ------------
Revenues
    Royalties                                  $    181,000              --        $    181,000              --
    Cost of Royalties                                 9,000              --               9,000              --
                                               ------------      ------------      ------------      ------------
Gross Margin                                        172,000              --             172,000              --
                                               ------------      ------------      ------------      ------------

    Operating expenses:
        General and Administrative                  300,000           404,000         1,533,000      $    949,000
        Non Cash Compensation                        67,000            54,000         1,294,000           156,000
                                               ------------      ------------      ------------      ------------

Total Expenses                                      367,000           459,000         2,827,000         1,105,000
                                               ------------      ------------      ------------      ------------
LOSS BEFORE INTEREST INCOME                        (195,000)         (459,000)       (2,655,000)       (1,105,000)
Interest income - net                                61,000            19,000           124,000            49,000
                                               ------------      ------------      ------------      ------------

Net Loss                                       $   (134,000)     $   (440,000)     $ (2,531,000)     $ (1,056,000)
                                               ============      ============      ============      ============


LOSS PER COMMON SHARE: BASIC AND DILUTED       $       (.01)     $       (.02)     $       (.12)     $       (.06)
                                               ============      ============      ============      ============


WEIGHTED AVERAGE SHARES: BASIC AND DILUTED       23,198,057        19,208,474        21,869,913        18,702,034
                                               ============      ============      ============      ============

                     NETWORK-1 SECURITY SOLUTIONS, INC.
                      CONDENSED STATEMENTS OF CASH FLOW
                                  UNAUDITED

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                  2007              2006
                                                              ------------      ------------
Cash flows from operating activities:
 Net loss                                                     $ (2,531,000)     $ (1,056,000)
 Adjustments to reconcile net loss to net cash used in
 operating activities:
    Depreciation and amortization                                    8,000             5,000

    Non-Cash Compensation                                        1,294,000           156,000
    Changes in:
       Prepaid expenses and other current assets                    25,000            69,000
       Accounts payable, accrued expenses and other
         current liabilities                                      (387,000)         (122,000
                                                              ------------      ------------

          Net cash used in operating activities                 (1,591,000)         (938,000)
                                                              ------------      ------------

Cash Flows from Investing Activities                                  --                --
                                                              ------------      ------------

Cash Flows from Financing Activities
    Issuance of Common Stock, net of expenses of $275,000        4,767,000         2,129,000
                                                              ------------      ------------

NET INCREASES IN CASH AND CASH EQUIVALENTS                       3,176,000         1,119,000
Cash and cash equivalents, beginning of period                   1,797,000           938,000
                                                              ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $  4,973,000      $  2,129,000
                                                              ============      ============

See notes to condensed financial statements

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] BASIS OF PRESENTATION:

The accompanying condensed financial statements as of September 30, 2007 and for the three and nine month periods ended September 30, 2007 and September 30, 2006, are unaudited, but, in the opinion of the management of Network-1 Security Solutions, Inc. (the "Company"), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 2007, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2007 and September 30, 2006. The condensed financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results of operations to be expected for the full year.

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

In February 2004, the Company initiated licensing efforts relating to one of its patents (U.S. Patent No. 6,218,930) covering the remote delivery of power over Ethernet cables (the "Remote Power Patent"). In August 2007, as part of its Settlement Agreement pertaining to the Company's patent infringement litigation with D-Link Corporation and D-Link Systems (collectively, D-Link), the Company entered into its first license agreement for its Remote Power Patent with D-Link (See Note E-Litigation). To date the Company has not entered into any other license agreements with third parties with respect to its Remote Power Patent or its other patents.

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - [2] BUSINESS: (CONTINUED)

(b) As reflected in the accompanying financial statements, the Company has incurred substantial losses and has experienced net cash outflows from operations for the year ended December 31, 2006 and the three and nine month period ended September 30, 2007. For the year ended December 31, 2006 the Company had no revenue and for the three and nine month periods ended September 30, 2007, the Company had revenue of $181,000. The Company will continue to have operating losses for the foreseeable future until it is successful in licensing its patented technologies. The Company is dependent upon equity financing until it generates cash flows from operations. In April 2007, the Company completed a $5 million private placement of its securities. (See Note B - Private Placement). During the nine month period ended September 30, 2007, warrants to purchase 100,000 shares of common stock were exercised, at exercise prices of $.12, $.14, $.19 and $1.25 per share, resulting in aggregate proceeds to the Company of $42,250. The Company had cash and cash equivalents of $4,973,000 as of September 30, 2007. The Company believes its current cash position will more likely than not be sufficient to satisfy the Company's operations and capital requirements until at least December 31, 2008, although there can be no assurance that such funds will not be expended prior thereto.


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

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

[3] STOCK-BASED COMPENSATION: (continued)

On February 28, 2007, the Company granted options to its Chairman and CEO to purchase 375,000 shares at an exercise price of $1.46 per share in accordance with a new employment agreement (See Note D - Employment Arrangements and Other Agreements). Such options vest in equal quarterly amounts of 93,750 shares beginning March 31, 2007 through December 31, 2007. The Company recorded compensation expenses of $189,000 for these options for the nine months ended September 30, 2007 based on the Black-Scholes option-pricing model. In addition, during the nine months ended September 30, 2007, the Company also recorded compensation expense of $16,000 and $19,000 for the vested portion of options granted to directors and consultants, respectively, prior to January 1, 2007. On April 18, 2007, the Company issued to its Chairman and CEO a five year option to purchase 732,709 shares of common stock at an exercise price of $1.67 per share. Such option was issued pursuant to the anti-dilution provisions of an employment agreement with the Company's CEO and Chairman as a result of the Company's completion of a $5 million private offering in April 2007. The Company recorded an additional expense of $699,000 as a result of such option issuance during the nine months ended September 30, 2007. (See Notes B and D)

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing utilizing the following weighted average assumptions:

                                            NINE MONTHS ENDED SEPTEMBER 30,
                                            -------------------------------

                                                   2007         2006
                                                  ------       ------
    Risk-free interest rates                       4.62%        4.51%
    Expected option life in years                 5 yrs.       5 yrs.
    Expected stock price volatility               45.92%        69.8%
    Expected dividend yield                        -0-           -0-

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

[4] REVENUE RECOGNITION:

The Company recognizes its revenue received from the licensing of its intellectual property portfolio in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB No. 104") and related authoritative pronouncements. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the license agreement, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured.

[5] LOSS PER SHARE:

Basic net loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. Potential shares of 12,315,857 and 9,060,970 at September 30, 2007 and 2006, respectively, are anti-dilutive, and are not included in the calculation of diluted loss per share. Such potential common shares reflect options and warrants.

[6] CASH EQUIVALENTS:

The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). At September 30, 2007, the Company maintained cash balance of approximately $4,873,000 in excess of FDIC limits.

NOTE B - PRIVATE PLACEMENT

On April 16, 2007, the Company completed a $5 million private placement of its securities consisting of 3,333,333 shares of its common stock, at a purchase price of $1.50 per share, and five year warrants to purchase an aggregate of 1,666,667 shares of common stock at an exercise price of $2.00 per share. In connection with the Closing of the private placement, the Company paid placement agent fees of $275,000 and issued 5 year warrants to purchase 360,000 shares of common stock (240,000 shares at an exercise price of $1.50 per share and 120,000 shares at an exercise price of $2.00 per share). Pursuant to the anti-dilution provisions of his employment agreement, Corey M. Horowitz, Chairman and CEO, was issued a 5 year option to purchase 732,709 shares of common stock, at an exercise price of $1.67 per share, with respect to the private placement. (See Note A[3])

NOTE C - COMMITMENTS AND CONTINGENCIES

On November 30, 2004, the Company entered into a master services agreement (the "Agreement") with ThinkFire Services USA, Ltd. ("ThinkFire") pursuant to which ThinkFire has been granted the exclusive worldwide rights (except for direct efforts by the Company and related companies) to negotiate license agreements for the Remote Power Patent with respect to certain potential licensees agreed to between the parties. Either the Company or ThinkFire can terminate the Agreement upon 60 days' notice for any reason or upon 30 days' notice in the event of a material breach. The Company has agreed to pay ThinkFire a fee up to 20% of the royalty payments received from license agreements consummated by ThinkFire on its behalf.

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

With respect to legal services rendered to the Company by Blank Rome, LLP ("Blank Rome") on a contingency basis pertaining to the Company's patent infringement litigation against D-Link Corporation and D-Link Systems (collectively, "D-Link"), after the Company has recovered royalties from D-Link pursuant to the settlement agreement sufficient to cover its out-of-pocket expenses related to the litigation, in accordance with its engagement agreement with Blank Rome the Company is obligated to pay Blank Rome legal fees in an amount equal to 25% of the royalties received by the Company from D-Link pursuant to the settlement agreement.


NOTE D - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

On February 28, 2007, the Company entered into a new Employment Agreement with Corey M. Horowitz pursuant to which Mr. Horowitz continued to serve as Chairman and Chief Executive Officer for a two year term at an annual base salary of $288,750 for the first year, increasing by 5% for the second year. In connection with his employment agreement, Mr. Horowitz was issued a five (5) year option to purchase 375,000 shares of common stock at an exercise price of $1.46 per share which vests, on a quarterly basis over a one year period subject to acceleration upon a change of control. The Company also agreed to issue to Mr. Horowitz on the one year anniversary date of the employment agreement an additional five (5) year option to purchase a minimum of 375,000 shares of common stock at an exercise price equal to the closing price of the Company's common stock on the date of grant, which option will vest on a quarterly basis over a one year period. In addition to the aforementioned option grants, the Company agreed to extend for an addition three (3) years the expiration dates of all options and warrants (an aggregate of 2,620,000 shares) expiring in calendar year 2007 and 2008 owned by Mr. Horowitz and CMH Capital Management Corp. ("CMH"), an affiliate. In connection with the extension of

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE D - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS: (CONTINUED)

the expiration dates of such options and warrants, the Company recorded compensation expense of $371,000 during the nine months ended September 30, 2007 based on the Black-Scholes option pricing model. Under the terms of his Employment Agreement, Mr. Horowitz shall receive bonus compensation in a amount equal to 5% of Company royalties or other payments (before deduction of payments to third parties including, but not limited to, legal fees and expenses and third party license fees) received from licensing its patents (including patents currently owned and acquired or licensed on an exclusive basis during the period in which Mr. Horowitz continues to serve as an executive officer of the Company) (the "Royalty Bonus Compensation"). With respect to royalties paid for the three month period ended September 30, 2007 by D-Link pursuant to its settlement agreement with the Company (See Note E-"Litigation"), Mr. Horowitz earned Royalty Bonus Compensation of $9,050. Mr. Horowitz shall also receive bonus compensation equal 5% of the gross proceeds from (i) the sale of any of the Company's patents or (ii) the Company's merger with or into another corporation or entity. The Royalty Bonus Compensation shall continue to be paid to Mr. Horowitz for the life of each of the Company's patents with respect to licenses entered into by the Company with third parties during Mr. Horowitz's term of employment or at anytime thereafter, whether Mr. Horowitz is employed by the Company or not, provided, that, Mr. Horowitz's employment has not been terminated by the Company "For Cause" (as defined) or terminated by Mr. Horowitz without "Good Reason" (as defined). In the event that Mr. Horowitz's employment is terminated by the Company "Other Than For Cause" (as defined) or by Mr. Horowitz for "Good Reason" (as defined), Mr. Horowitz shall be entitled to a severance of 12 months base salary.

In accordance with his employment agreement, Mr. Horowitz also has certain anti-dilution rights which provide that if at any time during the period ended December 31, 2008, in the event that the Company completes an offering of its common stock or any securities convertible or exercisable into common stock (exclusive of securities issued upon exercise of outstanding options, warrants or other convertible securities), Mr. Horowitz shall receive from the Company, at the same price as the securities issued in the financing, such number of additional options to purchase common stock so that he maintains the same derivative ownership percentage (21.47%) of the Company based upon options and warrants owned by Mr. Horowitz and CMH (an affiliated entity) and exclusive of his ownership of shares of common stock as he and CMH owned as of the time of execution of his employment agreement; provided, that, the aforementioned anti-dilution protection shall be afforded to Mr. Horowitz up to maximum financings of $2.5 million. In April 2007, in connection with the Company's completion of a $5 million private offering, Mr. Horowitz was issued a 5 year option to purchase 732,709 shares of the Company's common stock, at an exercise price of $1.67 per share, in accordance with the aforementioned anti-dilution provisions of his employment agreement. (See Note A[3])

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE E - LITIGATION

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

In August 2007 the Company finalized the settlement of its patent infringement litigation against D-Link. Under the terms of the settlement, D-Link agreed to license the Remote Power Patent the terms of which include monthly royalty payments of 3.25% of the net sales of D-Link Power over Ethernet products, including those products which comply with the IEEE 802.3af and 802.3at Standards, for the full term of the Remote Power Patent, which expires in March 2020. The royalty rates are subject to adjustment beginning after the first quarter of 2008 to a rate consistent with other similarly situated licensees of the Remote Power Patent based on units of shipments of licensed products. In addition, D-Link paid the Company $100,000 upon signing the settlement agreement.

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

Under the terms of the Settlement Agreement, the Company agreed that it will not initiate litigation against PowerDsine for its sale of Power over Ethernet (PoE) integrated circuits. In addition, the Company has agreed that it will not seek damages for infringement from customers that incorporate PowerDsine integrated circuit products in PoE capable Ethernet switches manufactured on or before April 30, 2006. PowerDsine agreed that it will not initiate, assist or cooperate in any legal action relating to the Remote Power Patent. The Company has also

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE E - LITIGATION: (CONTINUED)

agreed that it will not initiate litigation against PowerDsine or its customers for infringement of the Remote Power Patent arising from the manufacture and sale of PowerDsine Midspan products until November 23, 2008 (three years from the dismissal date). At such time, the Company may seek damages for infringement of the Remote Power Patent from PowerDsine or its customers with respect to the purchase and sale of Midspan products. The benefits afforded to PowerDsine under the Settlement Agreement will cease in the event PowerDsine institutes, assists or cooperates in any legal proceeding related to the Remote Power Patent adverse to the Company (unless otherwise required by law to do so) and PowerDsine customers will also forfeit benefits under the Settlement Agreement if they engage in similar actions.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WHICH ARE STATEMENTS THAT INCLUDE INFORMATION BASED UPON BELIEF OF OUR MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION AVAILABLE TO MANAGEMENT. STATEMENTS CONTAINING TERMS SUCH AS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS" OR SIMILAR WORDS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED BEGINNING ON PAGES 18-23 OF THIS QUARTERLY REPORT ON 10-QSB FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007.


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

     On November 18, 2003, we acquired the Patent Portfolio from Merlot Communications, Inc., a broadband communications solutions provider. In February 2004, following our review of applicable markets, we initiated licensing efforts relating to one of our patents (U.S. Patent No. 6,218,930) covering the remote delivery of power over Ethernet cable (the "Remote Power Patent"). We have focused, and will continue to focus, our efforts on licensing our Remote Power Patent. In August 2007, as part of our Settlement Agreement pertaining to our patent infringement litigation against D-Link Corporation and D-Link Systems (collectively, "D-Link"), we entered into our first license agreement for our Remote Power Patent with D-Link. (See Note E - Litigation to our Financial Statements). During the next 12 months, we do not anticipate licensing efforts for our other patents besides our Remote Power Patent. We may seek to acquire or license additional patents in the future.

     To date we have incurred significant losses and at September 30, 2007 had an accumulated deficit of $(48,810,000). For the year ended December 31, 2006, we incurred a net loss of $(1,952,000) and incurred a net loss of $(2,531,000) for the nine months ended September 30, 2007. We anticipate that we will continue to incur losses until we enter into material license agreements with respect to our patented technologies. We have achieved revenue of $181,000 from our technology licensing business for the nine months ended September 30, 2007. Our inability to consummate additional material license agreements and achieve revenue from our patented technologies would have a material adverse effect on our operations and our ability to continue business.

     We do not currently have any revenue from operations. Our success and ability to generate revenue is largely dependent on our ability to consummate licensing arrangements with third parties. In November 2004, we entered into an agreement with ThinkFire Services USA, Ltd. ("ThinkFire") pursuant to which ThinkFire has been granted the exclusive worldwide rights to negotiate license agreements for the Remote Power Patent with certain agreed-upon potential licensees. We have agreed to pay ThinkFire a fee of up to 20% of the royalty payments received from license agreements consummated by ThinkFire on our behalf.

     In August 2007 we finalized the settlement of our patent infringement litigation against D-Link in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent (U.S. Patent No. 6,218,930). Under the terms of the settlement, D-Link has agreed to license our the Remote Power Patent the terms of which include monthly royalty payments of 3.25% of the net sales of D-Link branded Power over Ethernet products, including those products which comply with the IEEE 802.3af and 802.3at Standards, for the full term of the Remote Power Patent, which expires in March 2020. The royalty rate is subject to adjustment beginning after the first quarter of 2008 to a rate consistent with other similarly situated licensees of the Remote Power Patent based on units of shipments of licensed products. In addition, D-Link paid us $100,000 upon signing the settlement agreement. Notwithstanding the settlement and our license agreement with D-Link, there is no assurance that we will achieve significant royalty revenue from D-Link, that we will be able to achieve additional license agreements with third parties relating to our Remote Power Patent or our other patents, or that such license arrangements will result in material revenue to us.

     Our success depends on our ability to protect our intellectual property rights. In the future, it may be necessary for us to commence patent litigation against third parties whom we believe require a license for our patents. In addition, we may be subject to third-party claims seeking to invalidate our patents. These types of claims, with or without merit, may subject us to costly litigation and diversion of our focus. Blank Rome LLP represented us on a contingency basis with respect to our patent infringement lawsuit against D-Link and is entitled to receive 25% of royalties received by us from D-Link after our recovery of out-of-pocket expenses. (See Note C- Commitments and Contingencies to our Financial Statements). If third parties making claims against us seeking to invalidate our Remote Power Patent are successful, they may be able to obtain injunctive or other equitable relief, which effectively could block our ability to license or otherwise capitalize on its patent. Successful litigation against us resulting in a determination that our Remote Power Patent is invalid would have a material adverse effect on the Company.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

     We had revenues of $181,000 for the three months ended September 30, 2007 which were related to the settlement of our patent infringement litigation against D-Link and the receipt of royalties from D-Link for the three months ended September 30, 2007 pursuant to our license agreement with D-Link. The Company had no revenues for the three months ended September 30, 2006.

     We had a cost of royalties of $9,000 for the three months ended September 30, 2007 which was related to the payment of bonus compensation on the royalties pursuant to agreement with our Chief Executive Officer. The gross profit for the three months ended September 30, 2007 was $172,000 as compared to no gross profit for the three months ended September 30, 2006.

     General and administrative expenses include overhead expenses, and finance, accounting, legal and other professional services incurred by us. General and administrative expenses decreased by $104,000, from $404,000 for the three months ended September 30, 2006 to $300,000 for the three months ended September 30, 2007 due primarily to decreased legal fees and costs.

     We incurred an operating loss of ($195,000) for the three months ended September 30, 2007 compared with an operating loss of ($459,000) for the three months ended September 30, 2006. Included in the operating loss for the three months ended September 30, 2007 was $67,000 in charges relating to non-cash compensation expenses as compared to $54,000 for the three months ended September 30, 2006. These losses were offset by interest earned of $61,000 and $19,000 for the three months ended September 30, 2007 and September 30, 2006, respectively.

     No provision for or benefit from federal, state or foreign income taxes was recorded for three months ended September 30, 2007 and September 30, 2006 because we incurred net operating losses and fully reserved our deferred tax assets as their future realization could not be determined.

     As a result of the foregoing, we incurred a net loss of $(134,000) for the three months ended September 30, 2007 compared with a net loss of $(440,000) for the three months ended September 30, 2006.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

     We had revenues of $181,000 for the nine months ended September 30, 2007 which were related to the settlement of our patent infringement litigation against D-Link and the receipt of royalties from D-Link for the nine months ended September 30, 2007 pursuant to our license agreement with D-Link. We had no revenues for the nine months ended September 30, 2006.

     We had a cost of royalties of $9,000 for the nine months ended September 30, 2007 which was related to the payment of bonus compensation on the royalties pursuant to agreement with out Chief Executive Officer. The gross profit for the nine months ended September 30, 2007 was $172,000 as compared to no gross profit for the nine months ended September 30, 2006.

     General and administrative expenses include overhead expenses, and finance, accounting, legal and other professional services incurred by us. General and administrative expenses increased by $584,000, from $949,000 for the nine months ended September 30, 2006 to $1,533,000 for the nine months ended September 30, 2007 primarily due to increased expenses incurred in connection with the D-Link litigation.

     We had an operating loss of $2,655,000 for the nine months ended September 30, 2007 compared with an operating loss of $1,105,000 for the nine months ended September 30, 2006. Included in the operating loss for the nine months ended September 30, 2007 was $1,294,000 in charges relating to non-cash compensation expenses as compared to $156,000 for the nine months ended September 30, 2006. These losses were offset by interest earned of $124,000 and $49,000 for the nine months ended September 30, 2007 and September 30, 2006, respectfully.

     No provision for or benefit from federal, state or foreign income taxes was recorded for nine months ended September 30, 2007 and September 30, 2006 because we incurred net operating losses and fully reserved our deferred tax assets as their future realization could not be determined.

     As a result of the foregoing, we incurred a net loss of $(2,531,000) for the nine months ended September 30, 2007 compared with a net loss of $(1,056,000) for the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations primarily from the sale of equity securities. In April 2007, we completed a private offering of equity securities resulting in gross proceeds of $5,000,000. In addition, during the first quarter of 2006 we received $1,493,726 of cash proceeds from the exercise of warrants issued in December 1999. We anticipate, based on currently proposed plans and assumptions, relating to our operations, that our cash and cash equivalents of approximately $4,866,000 as of November 1, 2007 will more likely than not be sufficient to satisfy our operations and capital requirements until at least December 31, 2008. There can be no assurance, however, that such funds will not be expended prior thereto. In the event our plans change, or our assumptions change, or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), we may have insufficient funds to support our operations prior to December 31, 2008. Our inability to consummate licensing arrangements with respect to our Remote Power Patent and generate revenues therefrom on a timely basis or obtain additional financing when needed would have a material adverse effect on our company, requiring us to curtail or cease operations. In addition, any equity financing may involve substantial dilution to our current stockholders.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company operates in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following discussion highlights the most material of the risks.

WE HAVE A HISTORY OF LOSSES AND MODEST REVENUE FROM CURRENT OPERATIONS.

We have incurred substantial operating losses since our inception, which has resulted in an accumulated deficit of $(48,810,000) as of September 30, 2007. For the years ended December 31, 2006 and 2005, we incurred net losses of $(1,958,000) and $(1,332,000), respectively. For the nine months ended September 30, 2007, we incurred a net loss of $(2,531,000). We have financed our operations primarily by sales of equity securities. We have had no revenue from operations for the years ended December 31, 2005 and December 31, 2006 and for the nine months ended September 30, 2007 the revenue was $181,000. Our ability to achieve revenue and generate positive cash flow from operations is dependent upon consummating licensing agreements with respect to our patented technologies. In August 2007, as part of our settlement agreement pertaining to our patent infringement litigation against D-Link Corporation and D-Link Systems (collectively, "D-Link"), we entered into our first license agreement for our Remote Power Patent with D-Link. (See Note E - Litigation to our Financial Statements). We may not be successful in achieving additional licensing agreements with third parties and our failure to do so would have a material adverse effect on our business, financial condition and results of operations. We may not be able to achieve material revenue or generate positive cash flow from operations from our licensing business.

WE COULD BE REQUIRED TO STOP OPERATIONS IF WE ARE UNABLE TO DEVELOP OUR TECHNOLOGY LICENSING BUSINESS OR RAISE CAPITAL WHEN NEEDED.

We anticipate, based on our currently proposed plans and assumptions relating to our operations (including the timetable of, costs and expenses associated with our continued operations), that our cash position of $4,866,000 at November 1, 2007 will more likely than not be sufficient to satisfy our operations and capital requirements until at least December 31, 2008. However, we may expend our funds prior thereto. In the event our plans change, or our assumptions change or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), we could have insufficient funds to support our operations prior to December 31, 2008. Our inability to obtain additional financing when needed, absent generating sufficient cash from licensing arrangements, would have a material adverse effect on our company, requiring us to curtail or possibly cease our operations. In addition, any additional equity financing may involve substantial dilution to the interests of our then existing stockholders.

OUR LICENSING BUSINESS MAY NOT BE SUCCESSFUL.

In November 2003, we entered the technology licensing business following our acquisition of six patents relating to various telecommunications and data networking technologies including, among others, patents covering the delivery of remote power over Ethernet and the transmission of audio, video and data over computer and telephony networks. We have only entered into one license agreement with a third party with respect to our patented technology (See Note E-"Litigation" to our Financial Statements). Accordingly, we have a limited history in the technology licensing business upon which an evaluation of our prospects and future performance can be made. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the development, operation and expansion of a new business based on patented technologies in a highly specialized and competitive market. We may not be able to achieve sufficient revenue or profitable operations from our new licensing business.

OUR FUTURE SOURCE OF LICENSING REVENUE IS UNCERTAIN.

In February 2004, we initiated our first licensing efforts relating to the technologies in our remote power patent (U.S. Patent No. 6,218,930) (the "Remote Power Patent"). To date, we have entered into only one license agreement with respect to our Remote Power Patent as part of our settlement agreement with D-Link. (See Note E-Litigation to our Financial Statements). Our inability to consummate additional licensing agreements and achieve material revenue from our patented technologies would have a material adverse effect on our operations and our ability to continue our business. In addition, in the event we consummate license arrangements with third parties, such arrangements are not likely to produce a stable or predictable stream of revenue in the foreseeable future. Furthermore, the success of our licensing efforts depends upon the strength of our intellectual property rights.

WE ARE CURRENTLY RELYING UPON THE EFFORTS OF THINKFIRE TO CONSUMMATE LICENSING AGREEMENTS FOR OUR REMOTE POWER PATENT WITH CERTAIN SELECT POTENTIAL LICENSEES.

On November 30, 2004, we entered into a Master Services Agreement (the "Agreement") with ThinkFire Services USA, Ltd. ("ThinkFire") pursuant to which we granted ThinkFire the exclusive (except for us and related companies) worldwide rights to negotiate license agreements for our Remote Power Patent with respect to certain potential licensees agreed to between the parties. Either we or ThinkFire can terminate the Agreement upon 60 days notice for any reason or upon 30 days notice in the event of a material breach. We have agreed to pay ThinkFire a fee of up to 20% of the royalty payments received from license agreements consummated by ThinkFire on our behalf. ThinkFire may not be successful in consummating license agreements on our behalf and even if such agreements are consummated they may not result in significant royalty payments to us.

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

OUR SETTLEMENT WITH D-LINK MAY NOT RESULT IN SIGNIFICANT ROYALTIES AND DOES NOT NECESSARILY MEAN WE WILL ACHIEVE ADDITIONAL LICENSE AGREEMENTS OR MATERIAL REVENUE.

In August 2007 we finalized the settlement agreement with respect to our patent litigation against D-Link Corporation and D-Link Systems, Incorporated pending in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent. Under the terms of the settlement, D-Link entered into a license agreement for our Remote Power Patent the terms of which include monthly royalty payments of 3.25% of the net sales of D-Link Power over Ethernet products, including those products which comply with the IEEE 802.3af and 802.3at Standards, for the full life of the Remote Power Patent, which expires in March 2020. The royalty rate will be subject to adjustment beginning after the first quarter of 2008 to a rate consistent with other similarly situated licensees of the Remote Power Patent based on units of shipments of licensed products. In addition, D-Link paid us $100,000 upon signing of the Settlement Agreement. Notwithstanding the settlement and our license agreement with the D-Link parties, there is no assurance that we will achieve significant royalty revenue from D-Link, that we will be able to achieve additional license agreements with third parties relating to our Remote Power Patent or any of our other patents, or that such license arrangements will result in material revenue to us.

MATERIAL LICENSING REVENUES FROM OUR REMOTE POWER PATENT MAY BE DEPENDENT UPON THE APPLICABILITY OF THE IEEE STANDARD.

The Institute of Electrical and Electronic Engineers (IEEE) is a non-profit, technical professional association of more than 370,000 individual members in approximately 160 countries. The Standards Association of the IEEE is responsible for the creation of global industry standards for a broad range of technology industries. In 1999, the IEEE formed a task force to facilitate the adoption of a standardized methodology for the delivery of remote power over Ethernet networks which would insure interoperability among vendors of switches and terminal devices. In June 2003, the IEEE Standards Association approved the 802.3af Power Over Ethernet standard (the "Standard"), which covers technologies deployed in delivering power over Ethernet cables including whether deployed in switches or as standalone midspan hubs both of which provide power to remote devices including wireless access points, IP phones and network based cameras. The technology is commonly referred to as Power Over Ethernet ("PoE"). We believe our Remote Power Patent covers several of the key technologies covered by the Standard. However, there is a risk that as a result of litigation a court may determine otherwise and such a determination would have a material adverse effect on our ability to enter into license agreements and achieve material revenue and profits from our Remote Power Patent.

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

THE SIGNIFICANT NUMBER OF OPTIONS AND WARRANTS OUTSTANDING MAY ADVERSELY EFFECT THE MARKET PRICE FOR OUR COMMON STOCK.

As of November 1, 2007, there are outstanding options and warrants to purchase an aggregate of 12,280,857 shares of our common stock at exercise prices ranging from $.12 to $10.00. To the extent that outstanding options and warrants are exercised, stockholder percentage ownership will be diluted and any sales in the public market of the common stock underlying such options may adversely affect prevailing market prices for our common stock.

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

     o    our ability to achieve material revenue and profits;

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

SALES OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

As of November 1, 2007, we have registered for resale 22,221,528 shares of our common stock, including shares issuable upon exercise of outstanding options and warrants. If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options and warrants, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

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

In August 2007, we finalized the settlement of our patent infringement litigation against D-Link. Under the terms of the settlement, D-Link entered into a license agreement for our Remote Power Patent the terms of which include monthly royalty payments of 3.25% of the net sales of D-Link Power over Ethernet products, including those products which comply with the IEEE 802.3af and 802.3at Standards, for the full term of our Remote Power Patent, which expires in March 2020. The royalty rate is subject to adjustment beginning after the first quarter of 2008 to a rate consistent with other similarly situated licensees of the Remote Power Patent based on units of shipments of licensed products. In addition, D-Link paid us $100,000 upon signing of the Settlement Agreement.

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


DATE: NOVEMBER 14, 2007