Form 10KSB
period 2007-09-30
NETWORK 1 SECURITY SOLUTIONS INC
filed 2008-04-10
CIK 1065078

================================================================================
                    U. S. Securities and Exchange Commission

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

          [X]    ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2007.

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

     The issuer's revenues for its most recent fiscal year: $232,000.

     The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates computed by reference to the price at which the stock was sold on March 26, 2008 was approximately $15,417,378.

     The number of shares of Common Stock outstanding as of March 26, 2008 was 24,135,557.

     Transitional Small Business Disclosure Format (Check One): Yes [_] No [X]

================================================================================

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                         2007 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS


PART I.........................................................................2


  ITEM 1.  DESCRIPTION OF BUSINESS.............................................2

  ITEM 2.  DESCRIPTION OF PROPERTY............................................14

  ITEM 3.  LEGAL PROCEEDINGS..................................................15

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................16

PART II.......................................................................17


  ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL
           BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.....................17

  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS...............................19

  ITEM 7.  FINANCIAL STATEMENTS...............................................22

  ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE...............................................22

  ITEM 8A. CONTROLS AND PROCEDURES............................................23

  ITEM 8B. OTHER INFORMATION..................................................24

PART III......................................................................25


  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS; PROMOTERS, CONTROL PERSONS
           AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A)
           OF THE EXCHANGE ACT................................................25

  ITEM 10. EXECUTIVE COMPENSATION.............................................29

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS.........................34

  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  AND
           DIRECTOR INDEPENDENCE..............................................37

  ITEM 13. EXHIBITS LIST......................................................39

  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................41

  SIGNATURES..................................................................42

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

ITEM 1.    DESCRIPTION OF BUSINESS.

     OVERVIEW

     Our principal business is the acquisition, development, licensing and protection of our intellectual property. We presently own six patents issued by the U.S. Patent Office that relate to various telecommunications and data networking technologies (the "Patent Portfolio") and includes, among other things, patents covering the control of power delivery over LANs for the purpose of remotely powering network devices and systems and methods for the transmission of audio, video and data over local area networks (LANS) in order to achieve higher quality of service (QoS). Our strategy is to pursue licensing and strategic business alliances with companies in industries that manufacture and sell products that make use of the technologies underlying our Patent Portfolio as well as with other users of the technologies who benefit directly from the technologies including corporate, educational and governmental entities.

     To date, our efforts with respect to our Patent Portfolio have focused on licensing our patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the "Remote Power Patent"). In August, 2007, as part of a settlement agreement relating to our litigation with D-Link, we entered into a license agreement with D-Link pertaining to our Remote Power Patent (See Item I. Description of Business - D-Link Settlement). In February 2008, we commenced patent infringement litigation against several major data networking equipment manufacturers including Cisco Systems, Inc. and 7 other defendants (See Item 3. "Legal Proceedings").

     At least for the next twelve months, we do not presently anticipate licensing efforts for our other patents besides our Remote Power Patent. We may seek to acquire additional patents in the future.

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

          U.S. PATENT NO. 6,215,789: LOCAL AREA NETWORK FOR THE TRANSMISSION AND CONTROL OF AUDIO, VIDEO, AND COMPUTER DATA.

     Our future success is largely dependent upon our proprietary technologies, our ability to protect our intellectual property rights and consummate license agreements with respect to our Patent Portfolio. The complexity of patent and common law, combined with our limited resources, create risk that our efforts to protect our patents may not be successful. We cannot be assured that our patents will be upheld, or that third parties will not invalidate our patents. We face uncertainty as to the outcome of our litigation commenced in February 2008 against several major data networking equipment manufacturers pertaining to our Remote Power Patent. (See Risk Factors "We face uncertainty as to the outcome of litigation with major data networking equipment manufacturers").

     The patent application for our Remote Power Patent was filed on March 11, 1999 and the patent was granted by the U.S. Office of Patent and Trademark on April 21, 2001. The patent expires on March 11, 2020.

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

     The Institute of Electrical and Electronic Engineers (IEEE) is a non-profit, technical professional association of more than 370,000 individual members in approximately 160 countries. The Standards Association of the IEEE is responsible for the creation of global industry standards for a broad range of technology industries. In 1999, at the urging of several industry vendors, the IEEE formed a task force to facilitate the adoption of a standardized methodology for the delivery of remote power over Ethernet networks which would insure interoperability among vendors of switches and terminal devices. On June 13, 2003 the IEEE Standards Association approved the 802.3af Power over Ethernet standard (the "Standard"), which covers technologies deployed in delivering power over Ethernet networks. The Standard provides for the Power Sourcing Equipment (PSE) to be deployed in switches or as standalone midspan hubs to provide power to remote devices such as wireless access points, IP phones and network based cameras. The technology is commonly referred to as Power over Ethernet ("PoE"). We believe that our Remote Power Patent covers several of the key technologies covered by the Standard.

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

     PoE provides numerous benefits including quantifiable returns on investment. The cost of hiring electricians to pull power cables to remote locations used for access points or security cameras can rival or exceed the cost of the devices. Another key benefit is the need for Voice over IP power reliability in the face of power failures. Using PoE enables data center power supply systems to ensure on-going power - a function that would be difficult and expensive to implement if each phone required AC outlets.

     These and other advantages such as remote management capabilities, lower maintenance costs, and flexibility of device location have led to forecasts that PoE will be widely adopted in networks throughout the world. The benefits of PoE are compelling as evidenced by the introduction of products by such leading vendors such as Cisco Systems, Foundry Networks, Extreme Networks, 3Com, Siemens, Nortel Networks and Avaya, as well as many others.

     The ability to supply power to end-devices over Ethernet networks can be applied to other end-devices, such as advanced security cameras, RFID card readers, laptop computers, personal digital assistants and portable digital music players. As the desire to connect more end-devices to the Ethernet network grows, we believe that PoE technology will become more widely used as a method to power these end-devices.

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

     We do not anticipate manufacturing products utilizing our Patent Portfolio or any of the proprietary technologies contained in our Patent Portfolio. Accordingly, we do not anticipate establishing a manufacturing, sales or marketing infrastructure. Consequently, we believe that our capital requirements will be less than the capital requirements for companies with such infrastructure requirements.

     In connection with our activities relating to the protection of our Patent Portfolio, it may be necessary to assert patent infringement claims against third parties that we believe are infringing our Patent Portfolio, as is the case with our litigation against several major data networking equipment manufacturers (See Item 3. "Legal Proceedings -Major Data Networking Equipment Manufacturers Litigation") and as we previously asserted against D-Link (See
Item I. "Description of Business - D-Link Settlement").

     LICENSING

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

     Licensing Program

     As of March 31, 2008, we transmitted letters to approximately 85 companies offering licenses to our Remote Power Patent. In addition, in September 2005 we initiated an industry wide Power Up Licensing program that offered licenses for our Remote Power Patent to "early adopters" that included royalty rates and related fees at a discount from our standard royalty rates and fees for a limited time period. The Power Up licensing program continued until May 2007. No licenses were granted under the Power Up licensing program.

     We are continuing to offer licenses to our Remote Power Patent to vendors of Power over Ethernet productions at our standard royalty terms and conditions.

     D-Link License

     In August 2007, we agreed to final licensing terms with D-Link Corporation and D-Link Systems (collectively, "D-Link") as part of a settlement agreement of our patent infringement litigation against D-Link in the United States District Court for the Eastern District of Texas, Tyler Division for infringement of our Remote Power Patent (See Item 3. "Legal Proceedings").

     The license terms include the agreement by D-Link to license our Remote Power Patent for its full term which expires in March 2020, and the payment of monthly royalty payments (beginning as of May 26, 2007) based upon a running royalty rate of 3.25% of the net sales of D-Link branded Power over Ethernet products, including those products which comply with the IEEE 802.3af and 802.3at Standards. The royalty rate is subject to adjustment beginning the second quarter of 2008 to a royalty rate consistent with other similarly situated licensees of our Remote Power Patent that may vary according to units and volumes of licensed products sold. In addition, D-Link paid us an upfront payment upon signing of the license agreement of $100,000.

     The products covered by the settlement include D-Link Power over Ethernet enabled switches, wireless access points, and network security cameras, among others.

     Legal Representation

     In February 2008, we entered into an agreement with Dovel & Luner, LLP pursuant to which such firm provides legal services to us with respect to our litigation commenced in February 2008 against several major data networking equipment manufacturers, pending in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent (See Item 3. "Legal Proceedings"). The terms of our agreement with Dovel & Luner, LLP provide for fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of up to 24% depending upon when an outcome is achieved.

     With respect to our litigation against D-Link, which was settled in May 2007, we utilized the services of Blank Rome, LLP, on a full contingency basis and also the services of Potter Mitton, P.C. (Tyler, Texas) on an hourly basis to serve as local counsel. In accordance with our contingency fee agreement with Blank Rome LLP we will pay legal fees to Blank Rome LLP equal to 25% of the royalty revenue received by us from our license agreement with D-Link after we recover our expenses related to the litigation.

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

     EMPLOYEES AND CONSULTANTS

     As of March 31, 2008, we had one full time employee, no part time employees and three consultants.

     RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following discussion highlights the most material of the risks.

     WE HAVE A HISTORY OF LOSSES AND MODEST REVENUE FROM CURRENT OPERATIONS.

     We have incurred substantial operating losses since our inception, which has resulted in an accumulated deficit of $(49,277,000) as of December 31, 2007. For the years ended December 31, 2007 and 2006, we incurred net losses of $(2,998,000) and $(1,958,000), respectively. We have financed our operations primarily by sales of equity securities. We had revenue of $232,000 from operations for the year ended December 31, 2007 and no revenue from operations for the year ended December 31, 2006. Our ability to achieve revenue and generate positive cash flow from operations is dependent upon consummating licensing agreements with respect to our patented technologies. In August 2007, as part of our settlement agreement pertaining to our patent infringement litigation against D-Link Corporation and D-Link Systems (collectively, "D-Link"), we entered into our first license agreement for our Remote Power Patent with D-Link. (See Note J[1] - Litigation to our Financial Statements). We may not be successful in achieving additional licensing agreements with third parties and our failure to do so would have a material adverse effect on our business, financial condition and results of operations. We may not be able to achieve material revenue or generate positive cash flow from operations from our licensing business.

     WE COULD BE REQUIRED TO STOP OPERATIONS IF WE ARE UNABLE TO DEVELOP OUR TECHNOLOGY LICENSING BUSINESS OR RAISE CAPITAL WHEN NEEDED.

     We anticipate, based on our currently proposed plans and assumptions relating to our operations (including the timetable of, costs and expenses associated with our continued operations), that our cash position of $5,489,000 at March 15, 2008 will more likely than not be sufficient to satisfy our operations and capital requirements until at least December 31, 2009. However, we may expend our funds prior thereto. In the event our plans change, or our assumptions change or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), we could have insufficient funds to support our operations prior to December 31, 2009. Our inability to obtain additional financing when needed, absent generating sufficient cash from licensing arrangements, would have a material adverse effect on our company, requiring us to curtail or possibly cease our operations. In addition, any additional equity financing may involve substantial dilution to the interests of our then existing stockholders.

     OUR LICENSING BUSINESS MAY NOT BE SUCCESSFUL.

     In November 2003, we entered the technology licensing business following our acquisition of six patents relating to various telecommunications and data networking technologies including, among others, patents covering the delivery of remote power over Ethernet and the transmission of audio, video and data over computer and telephony networks. To date, we have only entered into one license agreement with a third party with respect to our patented technology (See Note J[1]-Litigation to our Financial Statements). Accordingly, we have a limited history in the technology licensing business upon which an evaluation of our prospects and future performance can be made. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the development, operation and expansion of a new business based on patented technologies in a highly specialized and competitive market. We may not be able to achieve sufficient revenue or profitable operations from our new licensing business.

     OUR FUTURE SOURCE OF LICENSING REVENUE IS UNCERTAIN.

     In February 2004, we initiated our first licensing efforts relating to the technologies in our remote power patent (U.S. Patent No. 6,218,930) (the "Remote Power Patent"). To date, we have entered into only one license agreement with respect to our Remote Power Patent as part of our settlement agreement with D-Link. (See Note J[1]-Litigation to our Financial Statements). Our inability to consummate additional licensing agreements and achieve material revenue from our patented technologies would have a material adverse effect on our operations and our ability to continue our business. In addition, in the event we consummate license arrangements with third parties, such arrangements are not likely to produce a stable or predictable stream of revenue in the foreseeable future. Furthermore, the success of our licensing efforts depends upon the strength of our intellectual property rights.

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

     Our success depends on our ability to protect our intellectual property rights. In August 2005, we commenced patent litigation against D-Link Corporation and D-Link Systems, Incorporated for infringement of our Remote Power Patent and in April 2007 we entered into a settlement agreement with the D-Link parties (See Note J[1]-Litigation to our Financial Statements). In addition, in February 2008 we commenced patent litigation against Cisco Systems, Inc. and several other major data networking equipment manufacturers which is currently pending in the United States District Court for the Eastern District of Texas, Tyler Division (See Item 3. "Legal Proceedings"). In the future, it may be necessary for us to commence patent litigation against additional third parties whom we believe require a license to our patents. In addition, we may be subject to claims seeking to invalidate our patents, as had been asserted by the defendants in the aforementioned pending litigation in Texas with us. These types of claims, with or without merit, may subject us to costly litigation and diversion of management's focus. If we are unsuccessful in enforcing and validating our patents and/or if third parties making claims against us seeking to invalidate our patents are successful, they may be able to obtain injunctive or other equitable relief, which effectively could block our ability to license or otherwise capitalize on our proprietary technologies. Successful litigation against us resulting in a determination that our patents are invalid would have a material adverse effect on us.

     OUR SETTLEMENT WITH D-LINK MAY NOT RESULT IN SIGNIFICANT ROYALTIES AND DOES NOT NECESSARILY MEAN WE WILL ACHIEVE ADDITIONAL LICENSE AGREEMENTS OR MATERIAL REVENUE.

     In August 2007 we finalized the settlement agreement with respect to our patent litigation against D-Link Corporation and D-Link Systems, Incorporated pending in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent. Under the terms of the settlement, D-Link entered into a license agreement for our Remote Power Patent the terms of which include monthly royalty payments of 3.25% (beginning May 2007) of the net sales of D-Link Power over Ethernet products, including those products which comply with the IEEE 802.3af and 802.3at Standards, for the full life of our Remote Power Patent, which expires in March 2020. For the year ended December 31, 2007 (which included royalty payments from May 2007) we received $232,000 of royalty payments from D-Link pursuant to the license agreement. The royalty rate will be subject to adjustment beginning after the first quarter of 2008 to a rate consistent with other similarly situated licensees of the Remote Power Patent based on units of shipments of licensed products. In addition, D-Link paid us $100,000 upon signing of the Settlement Agreement. Notwithstanding the settlement and our license agreement with the D-Link parties, there is no assurance that we will achieve significant royalty revenue from D-Link, that we will be able to achieve additional license agreements with third parties relating to our Remote Power Patent or any of our other patents, or that such license arrangements will result in material revenue to us.

     WE FACE UNCERTAINTY AS TO THE OUTCOME OF OUR LITIGATION AGAINST MAJOR DATA NETWORKING EQUIPMENT MANUFACTURERS.

     In February 2008, we commenced litigation against several major data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent. The defendants in the lawsuit include Cisco Systems, Inc., Cisco Linksys, LLC, Enterasys Networks, Inc., 3COM Corporation, Inc., Extreme Networks, Inc., Foundry Networks, Inc., Netgear, Inc. and Adtran, Inc. We seek injunctive relief and monetary damages for infringement based upon reasonable royalties as well as treble damages for the defendant's continued willful infringement of the Remote Power Patent. To date all of the defendants, other than Netgear, Inc., have answered the complaint and asserted that they do not infringe any valid claim of our Remote Power Patent, and further asserted that, based on several different theories, the patent claims are invalid or unenforceable. In addition to these defenses, the defendants also asserted counterclaims for, among other things, non-infringement, invalidity, and unenforceability of our Remote Power Patent. In the event that the court determines that our Remote Power Patent is not valid or enforceable, and/or that the defendants do not infringe, any such determination would have a material adverse effect on us.

     MATERIAL LICENSING REVENUES FROM OUR REMOTE POWER PATENT MAY BE DEPENDENT UPON THE APPLICABILITY OF THE IEEE STANDARD.

     The Institute of Electrical and Electronic Engineers (IEEE) is a non-profit, technical professional association of more than 370,000 individual members in approximately 160 countries. The Standards Association of the IEEE is responsible for the creation of global industry standards for a broad range of technology industries. In 1999, the IEEE formed a task force to facilitate the adoption of a standardized methodology for the delivery of remote power over Ethernet networks which would insure interoperability among vendors of switches and terminal devices. In June 2003, the IEEE Standards Association approved the 802.3af Power Over Ethernet standard (the "Standard"), which covers technologies deployed in delivering power over Ethernet cables including whether deployed in switches or as standalone midspan hubs both of which provide power to remote devices including, among others, wireless access points, IP phones and network based cameras. The technology is commonly referred to as Power over Ethernet ("PoE"). We believe our Remote Power Patent covers several of the key technologies covered by the Standard. However, there is a risk that as a result of litigation a court may determine otherwise and such a determination would have a material adverse effect on our ability to enter into license agreements and achieve material revenue and profits from our Remote Power Patent.

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

     DEPENDENCE UPON CEO AND CHAIRMAN.

     Our success is largely dependent upon the personal efforts of Corey M. Horowitz, our Chairman and Chief Executive Officer and Chairman of the Board of Directors. In February 2007, we entered into a new two (2) year employment agreement with Mr. Horowitz pursuant to which he continues to serve as our Chairman and Chief Executive Officer (See Note I[1] to our Financial Statements). We do not maintain key-man life insurance on the life of Mr. Horowitz. We believe that the loss of the services of Mr. Horowitz would have a material adverse effect on our business and prospects.

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

     THE SIGNIFICANT NUMBER OF OPTIONS AND WARRANTS OUTSTANDING MAY ADVERSELY EFFECT THE MARKET PRICE FOR OUR COMMON STOCK.

     As of March 31, 2008, there are outstanding options and warrants to purchase an aggregate of 11,553,356 shares of our common stock at exercise prices ranging from $.12 to $10.00. To the extent that outstanding options and warrants are exercised, stockholder percentage ownership will be diluted and any sales in the public market of the common stock underlying such options may adversely affect prevailing market prices for our common stock.

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



ITEM 2.    DESCRIPTION OF PROPERTY

     We currently lease office space in New York City at a cost of $3,300 per month. The lease which expires in June 2008 has been extended for one year at a cost of $3,400 per month.

ITEM 3.    LEGAL PROCEEDINGS

Pending Litigation Against Major Data Networking Equipment Manufacturers

     In February 2008, we commenced litigation against several major data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent. The defendants in the lawsuit include Cisco Systems, Inc., Cisco Linksys, LLC, Enterasys Networks, Inc., 3COM Corporation, Inc., Extreme Networks, Inc., Foundry Networks, Inc., Netgear, Inc. and Adtran, Inc. We seek injunctive relief and monetary damages for infringement based upon reasonable royalties as well as treble damages for the defendant's continued willful infringement of our Remote Power Patent. To date all of the defendants, other than Netgear, Inc., have answered the complaint and asserted that they do not infringe any valid claim of our Remote Power Patent, and further asserted that, based on several different theories, the patent claims are invalid or unenforceable. In addition to these defenses, the defendants also asserted counterclaims for, among other things, non-infringement, invalidity, and unenforceability of our Remote Power Patent. In the event that the Court determines that our Remote Power Patent is not valid or enforceable, and/or that the defendants do not infringe, any such determination would have a material adverse effect on our company.

     D-LINK SETTLEMENT

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

     In August 2007, we finalized the settlement of our patent infringement litigation against D-Link. Under the terms of the settlement, D-Link entered into a license agreement for our Remote Power Patent the terms of which include monthly royalty payments of 3.25% of the net sales of D-Link Power over Ethernet products, including those products which comply with the IEEE 802.3af and 802.3at Standards, for the full term of our Remote Power Patent, which expires in March 2020. The royalty rate is subject to adjustment beginning after the first quarter of 2008 to a rate consistent with other similarly situated licensees of our Remote Power Patent based on units of shipments of licensed products. In addition, D-Link paid us $100,000 upon signing of the Settlement Agreement.

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

     Under the terms of the Settlement Agreement, we agreed that we will not initiate litigation against PowerDsine for its sale of Power over Ethernet (PoE) integrated circuits. In addition, we agreed that we will not seek damages for infringement from customers that incorporate PowerDsine integrated circuit products in PoE capable Ethernet switches manufactured on or before April 30, 2006. PowerDsine has agreed that it will not initiate, assist or cooperate in any legal action relating to the Remote Power Patent. We also agreed that we will not initiate litigation against PowerDsine or its customers for infringement of our Remote Power Patent arising from the manufacture and sale of PowerDsine Midspan products for three years following the dismissal date. Following such three year period, we may seek damages for infringement of our Remote Power Patent from PowerDsine or its customers with respect to the purchase and sale of Midspan products beginning 90 days following the dismissal date of the litigation. The benefits afforded to PowerDsine under the Settlement Agreement will cease in the event PowerDsine institutes, assists or cooperates in any legal proceeding related to our Remote Power Patent adverse to us (unless otherwise required by law to do so).

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

            YEAR ENDED DECEMBER 31, 2007         HIGH           LOW
                                                 ----           ---
            Fourth Quarter                       $2.05          $1.33
            Third Quarter                        $1.60          $1.44
            Second Quarter                       $2.04          $1.55
            First Quarter                        $1.75          $1.35

            YEAR ENDED DECEMBER 31, 2006         HIGH           LOW
                                                 ----           ---
            Fourth Quarter                       $1.65          $1.06
            Third Quarter                        $1.37          $1.00
            Second Quarter                       $1.42          $1.02
            First Quarter                        $1.48          $ .93

     On March 26, 2008, the closing price for the Common Stock as reported on the OTC Bulletin Board was $1.25 per share. The number of record holders of our Common Stock was 115 as of March 26, 2008.

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

     RECENT ISSUANCES OF UNREGISTERED SECURITIES. None.

     ISSUER PURCHASES OF EQUITY SECURITIES. None.

     EQUITY COMPENSATION PLAN INFORMATION

     The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2007.

----------------------------------------------------------------------------------------------------------
                                          NUMBER OF
                                      SECURITIES TO BE                             NUMBER OF SECURITIES
                                         ISSUED UPON            WEIGHTED-          REMAINING AVAILABLE
                                         EXERCISE OF             AVERAGE           FOR FUTURE ISSUANCE
                                         OUTSTANDING         EXERCISE PRICE           UNDER EQUITY
                                           OPTIONS,          OF OUTSTANDING        COMPENSATION PLANS
                                        WARRANTS AND             OPTIONS,         (EXCLUDING SECURITIES
                                           RIGHTS              WARRANTS AND        REFLECTED IN COLUMN)
                                            (1)                  RIGHTS                    (1)
----------------------------------------------------------------------------------------------------------
Equity compensation plans approved
by security holders                       3,902,370                $.95                    0(1)
----------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders                  0                     --                       --
----------------------------------------------------------------------------------------------------------
              Total                       3,902,370                $.95                    0(1)
----------------------------------------------------------------------------------------------------------

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

     To date, our efforts with respect to our Patent Portfolio have focused on licensing our patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the "Remote Power Patent"). In August, 2007, as part of a settlement agreement relating to our litigation with D-Link, we entered into a license agreement with D-Link pertaining to our Remote Power Patent (See Item I. "Description of Business - D-Link Settlement"). In February 2008, we commenced patent infringement litigation against several major data networking equipment manufacturers including Cisco Systems, Inc. and seven (7) other defendants (See Item 3. "Litigation"). During the next 12 months we do not presently anticipate licensing efforts for our other patents besides our Remote Power Patent.

     To date we have incurred significant losses and at December 31, 2007 had an accumulated deficit of $(49,277,000). For the year ended December 31, 2007 and December 31, 2006, we incurred net losses of $(2,998,000) and $(1,958,000), respectively. We anticipate that we will continue to incur losses until we enter into additional license agreements with respect to our patented technologies. We have achieved revenue of $232,000 from our technology licensing business for the year ended December 31, 2007 with respect to royalties pertaining to our Remote Power Patent. Our inability to consummate additional material license agreements and achieve revenue from our patented technologies would have a material adverse effect on our operations and our ability to continue business.

            Our success and ability to generate revenue is largely dependent on our ability to consummate licensing arrangements with third parties. In November 2004, we entered into an agreement with ThinkFire Services USA, Ltd. ("ThinkFire") pursuant to which ThinkFire has been granted the exclusive worldwide rights to negotiate license agreements for our Remote Power Patent with certain agreed-upon potential licensees. We have agreed to pay ThinkFire a fee of up to 20% of the royalty payments received from license agreements consummated by ThinkFire on our behalf after we recover our expenses.

     In August 2007 we finalized the settlement of our patent litigation against D-Link in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent (U.S. Patent No. 6,218,930). Under the terms of the settlement, D-Link has agreed to license our the Remote Power Patent the terms of which include monthly royalty payments of 3.25% of the net sales of D-Link branded Power over Ethernet products, including those products which comply with the IEEE 802.3af and 802.3at Standards, for the full life of our Remote Power Patent, which expires in March 2020. The royalty rate is subject to adjustment beginning after the first quarter of 2008 to a rate consistent with other similarly situated licensees of our Remote Power Patent based on units of shipments of licensed products. In addition, D-Link paid us $100,000 upon signing the settlement agreement. Notwithstanding the settlement and our license agreement with D-Link, there is no assurance that we will achieve significant royalty revenue from D-Link, that we will be able to achieve additional license agreements with third parties relating to our Remote Power Patent or our other patents, or that such license arrangements will result in material revenue to us.

     In February 2008, we commenced litigation against several major data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent. The defendants in the lawsuit include Cisco Systems, Inc., Cisco Linksys, LLC, Enterasys Networks, Inc., 3COM Corporation, Inc., Extreme Networks, Inc., Foundry Networks, Inc., Netgear, Inc. and Adtran, Inc. We seek injunctive relief and monetary damages for infringement based upon reasonable royalties as well as treble damages for the defendant's continued willful infringement of our Remote Power Patent. To date all of the defendants, other than Netgear, Inc., have answered the complaint and asserted that they do not infringe any valid claim of our Remote Power Patent, and further asserted that, based on several different theories, the patent claims are invalid or unenforceable. In addition to these defenses, the defendants also asserted counterclaims for, among other things, non-infringement, invalidity, and unenforceability of our Remote Power Patent. In the event that the Court determines that our Remote Power Patent is not valid or enforceable, and/or that the defendants do not infringe, any such determination would have a material adverse effect on us.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

     We had revenues of $232,000 for the year ended December 31, 2007 ("2007") which were related to receipt of royalties from our license agreement with D-Link. The Company had no revenues for the year ended December 31, 2006 ("2006").

     We had a cost of royalties of $12,000 for 2007 which was related to the payment of bonus compensation on the royalties pursuant to agreement with our Chief Executive Officer. The gross profit for 2007 was $220,000 as compared to no gross profit for 2006.

     General and administrative expenses include overhead expenses, and finance, accounting, legal and other professional services incurred by us. General and administrative expenses increased by $444,000, from $1,548,000 for 2006 to $1,992,000 for 2007, primarily attributable to increased legal fees and expenses attributable to the D-Link litigation.

     We incurred an operating loss of ($3,175,000) for 2007 compared with an operating loss of ($2,027,000) for 2006. Included in the operating loss for 2007 was $1,403,000 in charges relating to non-cash compensation expenses as compared to $479,000 for 2006. These losses were offset by interest earned of $177,000 and $69,000 for 2007 and 2006, respectively.

     No provision for or benefit from federal, state or foreign income taxes was recorded for 2007 and 2006 because we incurred net operating losses and fully reserved our deferred tax assets as their future realization could not be determined.

     As a result of the foregoing, we incurred a net loss of $(2,998,000) for 2007 compared with a net loss of $(1,958,000) for 2006.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations primarily from the sale of equity securities. In April 2007, we completed a private offering of equity securities resulting in gross proceeds of $5,000,000. In addition, during the fourth quarter of 2007 we received $1,184,375 of cash proceeds from the exercise of warrants issued in December 2004 and January 2005. We anticipate, based on currently proposed plans and assumptions, relating to our operations, that our cash and cash equivalents of approximately $5,489,000 as of March 15, 2008 will more likely than not be sufficient to satisfy our operations and capital requirements until at least December 31, 2009. There can be no assurance, however, that such funds will not be expended prior thereto. In the event our plans change, or our assumptions change, or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), we may have insufficient funds to support our operations prior to December 31, 2009. Our inability to consummate licensing arrangements with respect to our Remote Power Patent and generate revenues therefrom on a timely basis or obtain additional financing when needed would have a material adverse effect on our company, requiring us to curtail or cease operations. In addition, any equity financing may involve substantial dilution to our current stockholders.

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

     See Note B [10] on page F-8 to the Financial Statements.

ITEM 7.    FINANCIAL STATEMENTS

     The financial statements required hereby are located on pages F-1 through F-18 which follow Part III.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On February 2, 2006, we dismissed Eisner LLP, as our principal independent accountant to audit our financial statements. Eisner LLP's report on our financial statements for the year ended December 31, 2004 did not contain an adverse opinion or disclaimer opinion, and was not modified as to uncertainty, audit scope or accounting principles. Eisner LLP did not audit our financial statements for the year ended December 31, 2005 or issue a report thereon. During the year ended December 31, 2005 and the subsequent interim period there were no disagreements with Eisner LLP, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Eisner LLP, would have caused Eisner LLP to make reference to the subject matter of the disagreement(s) in connection with its report on our financial statements.

     On February 2, 2006, we engaged Radin, Glass & Co., LLP as our new principal independent accountant to audit our financial statements. We (or anyone on our behalf) did not consult Radin, Glass & Co., LLP with respect to the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements.

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

     (b)   Management's Annual Report on Internal Control Over Financial
           Reporting

     Our management is also responsible for establishing and maintaining adequate "internal control over financial reporting" of the Company, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officer and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management of the Company, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Management believes that this evaluation provides a reasonable basis for its opinion. In connection with this evaluation, Company management did not identify any material deficiencies. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of the end of the period covered by this report.

     This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

     There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 1007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.   OTHER INFORMATION.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS; PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      NAME                AGE                 POSITION
      ----                ---             -----------------
Corey M. Horowitz          53      Chairman, Chief Executive Officer and
                                   Secretary, Chairman of the Board of Directors
David C. Kahn              56      Chief Financial Officer
Robert Graifman            51      Director
Robert M. Pons             51      Director
Laurent Ohana              44      Director

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

     ROBERT GRAIFMAN became a director of our company in December 2003. From February 2001 through July 2007, Mr. Graifman served as Chairman and Chief Executive Officer of TotalCat Group, Inc., an emissions control technology company. Mr. Graifman also currently serves as Managing Member of Skyfarm Management, LLC, a New Jersey based investment management company. From June 2000 to August 2003, Mr. Graifman served as Chief Financial Officer of Gilo Ventures, LLP, a California based venture capital firm focused on emerging technology companies.

     ROBERT M. PONS became a director of our company in December 2003. Mr. Pons is currently Senior Vice President of TMNG Global (NasdaqGM: TMNG), a leading provider of professional services to the converging communications media and entertainment industries and the capital formation firms that support it. From January 2004 until April 2007, Mr. Pons served as President and Chief Executive Officer of Uphonia, Inc. (PK:UPHN) (previously SmartServ Online, Inc.), a wireless applications service provider. From August 2003 until January 2004, Mr. Pons served as Interim Chief Executive Officer of SmartServ Online, Inc. on a consulting basis. From March 1999 to August 2003, he was President of FreedomPay, Inc., a wireless device payment processing company. During the period January 1994 to March 1999, Mr. Pons was President of Lifesafety Solutions, Inc., an enterprise software company. Mr. Pons has over 20 years of management experience with telecommunications companies including MCI, Inc., Sprint, Inc. and Geotek, Inc.

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

KEY CONSULTANT

     JONATHAN GREENE has served as a consultant to our company since December 2004 providing technical and marketing analysis for our Patent Portfolio. Mr. Greene also serves as a member of the Company's Technical Advisory Board. Since April 2006, Mr. Greene has also served as a marketing consultant for Avatier Corporation, a developer of identity management software. From August 2003 until December 2004, he served as a consultant to Neartek, Inc., a storage management software company (August 2003 until October 2003) and Kavado Inc., a security software company (November 2003 until December 2004). From January 2003 until July 2003, Mr. Greene served as Director of Product Management for FalconStor Software, Inc., a storage management software company. From December 2001 through December 2002, Mr. Greene served as our Senior Vice President of Marketing and Business Development, at a time when we were engaged in the development, marketing and licensing of security software. From December 1999 until September 2001, he served as Senior Vice President of Marketing for Panacya Inc., a vendor of service management software. Mr. Greene has also held positions at System Management ARTS (SMARTS), Computer Associates, Cheyenne Software and Data General.

COMMITTEES OF THE BOARD OF DIRECTORS

     AUDIT COMMITTEE

     Robert Graifman and Harry Schessel, both independent directors, served as members of our Audit Committee during 2007. Mr. Schessel resigned as a director and member of our Audit Committee on December 31, 2007. Our Audit Committee was established by the Board of Directors in accordance with Section 3(a)58(A) of the Securities Exchange Act of 1934. The duties of our Audit Committee include consultations with our independent auditors at least annually to review the scope and results of the annual audit; review with our independent auditors of our quarterly reports on Form 10-QSB prior to filing, recommendations to the Board regarding the independent auditors to be retained; and the auditors' comments as to internal controls, accounting staff and management performance and procedures in connection with audit and financial controls. The Audit Committee has adopted a written Audit Committee Charter. Mr. Graifman is our audit committee financial expert.

     COMPENSATION COMMITTEE

     Robert Pons is currently the sole member of our Compensation Committee and served in that capacity for 2007. The Compensation Committee is responsible for determining compensation for our executive officers, including bonuses and benefits, and administration of our compensation programs, including our Stock Option Plan.

LIMITATION ON LIABILITY AND INDEMNIFICATION MATTERS

     Our Certificate of Incorporation limits the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability (i) for any breach of their duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law, (iii) for unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law or (iv) for any transaction from which the director derived an improper personal benefit. Our Bylaws provide that we shall indemnify our directors, officers, employees and agents to the fullest extent permitted by law. Our Bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in such capacity. We currently maintain directors and officers liability insurance. At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding that might result in a material claim for such indemnification.

TECHNICAL ADVISORY BOARD

     In November 2004 we established a Technical Advisory Board to assist us with our strategic business plan of maximizing the value of its Patent Portfolio. Each member of the Technical Advisory Board received a five (5) year option to purchase 17,500 shares (fully vested) of our common stock at an exercise price equal to the closing price of the shares on the date of appointment to the Technical Advisory Board.

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

     BORIS KATZENBERG, SENIOR ELECTRICAL ENGINEER, ORTRONICS, INC., A STRUCTURED CABLING SOLUTIONS PROVIDER. Mr. Katzenberg has held numerous positions during his 28-year career in the Telecom and Datacom industries. He has been a force in the fields of power delivery and signal integrity systems, and has lent his expertise in the development of many innovative and cutting-edge technologies. From 1997 to 2002, he was a senior electrical engineer at Merlot Communications, Inc., where he invented the technology underlying our Remote Power Patent. He has also been active in the IEEE 802.3 at Task Force, developing the next generation Power over Ethernet standard and continues to be responsible for the evaluation of new technologies and their development into viable products for Ortronics, Inc.

     JONATHAN GREENE also serves as a member of the Technical Advisory Board (see page 26 hereof for a description of Mr. Greene's background).

     SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires that our executive officers, directors, and persons who own more than 10% of our outstanding Common Stock file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. We believe that our executive officers, directors, and greater than 10% stockholders complied with all required filings during the year ended December 31, 2007.

CODE OF ETHICS

     The Board of Directors has adopted a Code of Ethics that applies to the principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics was filed as Exhibit 14 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

ITEM 10.   EXECUTIVE COMPENSATION

     The following table summarizes compensation, for the year ended December 31, 2007, awarded to, earned by or paid to the Company's Chief Executive Officer ("CEO") and to each of our executive officers who received total compensation in excess of $100,000 for the year ended December 31, 2007 for services rendered in all capacities to the Company (collectively, the "Named Executive Officers").

     SUMMARY COMPENSATION TABLE

                                                          ANNUAL COMPENSATION                       LONG TERM COMPENSATION AWARDS
                                          --------------------------------------------------   ----------------------------------
                                                                                                     ALL OTHER
NAME AND PRINCIPAL POSITION      YEAR     SALARY ($)       BONUS ($)        OPTION AWARDS($)   COMPENSATION($)(1)        TOTAL($)
---------------------------      ----     ----------       ---------        ----------------   ------------------        --------
Corey M. Horowitz                2007     $286,458         $162,000 (2)      $655,000 ((3))           --                $1,103,458
  Chairman and Chief
  Executive Officer
                                 2007     $ 89,380((4))        --                --                   --                $   89,380
David C. Kahn
  Chief Financial Officer

-------------
(1) We have concluded that the aggregate amount of perquisites and other personal benefits paid to either Mr. Horowitz or Mr. Kahn did not exceed $10,000.

(2) Mr. Horowitz received the following bonus payments for 2007: (i) a discretionary annual bonus of $150,000 for 2007 which was paid in January 2008 and (ii) royalty bonus compensation of $12,000 pursuant to his employment agreement.

(3) In determining the grant date fair value under SFAS No. 123R of (i) a five (5) year option issued in February 2007 to Mr. Horowitz to purchase 375,000 shares of common stock and (ii) a five (5) year option issued in April 2007 to Mr. Horowitz to purchase 732,709 shares of common stock, we made the following assumptions: expected term of the options - 5 years, risk free interest rate for the expected term of the options - 4.52% and 4.67%; expected volatility of the underlying stock - 45.82%; no expected dividends.

(4) Consists of consulting fees paid to Mr. Kahn for his services as Chief Financial Officer.

     NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

     On February 28, 2007, we entered into a new Employment Agreement with Corey
M. Horowitz pursuant to which Mr. Horowitz continued to serve as our Chairman and Chief Executive Officer for a two year term at an annual base salary of $288,750 for the first year, increasing by 5% for the second year. In connection with his employment agreement Mr. Horowitz was issued a five (5) year option to purchase 375,000 shares of our common stock at an exercise price of $1.46 per share which vested, on a quarterly basis over a one year period subject to acceleration upon a change of control. We also issued to Mr. Horowitz on the one year anniversary date (February 28, 2008) an additional five (5) year option to purchase 375,000 shares of our common stock at an exercise price of $1.32 (the closing price of our common stock on the date of grant), which option vests on a quarterly basis over a one year period. In addition to the aforementioned option grants, the Company agreed to extend for an additional three (3) years the expiration dates of all options and warrants (an aggregate of 2,620,000 shares) expiring in calendar year 2007 and 2008 owned by Mr. Horowitz and CMH Capital Management Corp. ("CMH"), an affiliate. Under the terms of his Employment Agreement, Mr. Horowitz receives bonus compensation in an amount equal to 5% of our royalties or other payments (before deduction of payments to third parties including, but not limited to, legal fees and expenses and third party license fees) received from licensing its patents (including patents currently owned and acquired or licensed on an exclusive basis during the period in which Mr. Horowitz continues to serve as an executive officer of our company) (the "Royalty Bonus Compensation"). During 2007, Mr. Horowitz received $12,000 of Royalty Bonus Compensation. Mr. Horowitz shall also receive bonus compensation equal to 5% of the gross proceeds from (i) the sale of any of our patents or
(ii) our merger with or into another corporation or entity. The Royalty Bonus Compensation shall continue to be paid to Mr. Horowitz for the life of each of the Company's patents with respect to licenses entered into by us with third parties during Mr. Horowitz's term of employment or at anytime thereafter, whether Mr. Horowitz is employed by us or not, provided, that, Mr. Horowitz's employment has not been terminated by us "For Cause" (as defined) or terminated by Mr. Horowitz without "Good Reason" (as defined). In the event that Mr. Horowitz's employment is terminated by us "Other Than For Cause" (as defined) or by Mr. Horowitz for "Good Reason" (as defined), Mr. Horowitz shall be entitled to a severance of 12 months base salary.

     In connection with his Employment Agreement, Mr. Horowitz has agreed not to compete with us as follows: (i) during the term of the agreement and for a period of 12 months thereafter if his employment is terminated other than for cause (as defined) provided he is paid his 12 month base salary severance amount and (ii) for a period of two years from the termination date, if terminated "For Cause" by us or "Without Good Reason" by Mr. Horowitz. In accordance with his employment agreement, Mr. Horowitz also has certain anti-dilution rights which provide that if at any time during the period ended December 31, 2008, in the event that we complete an offering of our common stock or any securities convertible or exercisable into common stock (exclusive of securities issued upon exercise of outstanding options, warrants or other convertible securities), Mr. Horowitz shall receive from us, at the same price as the securities issued in the financing, such number of additional options to purchase common stock so that he maintains the same derivative ownership percentage (21.47%) of our company based upon options and warrants owned by Mr. Horowitz and CMH (exclusive of ownership of shares of common stock by Mr. Horowitz and CMH)as he owned as of the time of execution of his employment agreement; provided, that, the aforementioned anti-dilution protection was afforded to Mr. Horowitz up to a maximum financing(s) of $2.5 million. In April 2007, with respect to our completion of a $5.0 million private offering (See Note D[1] to our Financial Statements], Mr. Horowitz was issued a five (5) year option to purchase 732,709 shares of our common stock, at an exercise price of $1.67, in accordance with the aforementioned anti-dilution provisions of his employment agreement.

     On December 20, 2006, we entered into an agreement with David C. Kahn pursuant to which he continues to serve as our Chief Financial Officer through December 31, 2008. In consideration for his services, Mr. Kahn was compensated at the rate of $6,615 per month for the year ended December 31, 2007 and is compensated at the rate of $6,945 per month for the year ended December 31, 2008. In connection with the agreement, Mr. Kahn was also issued a five (5) year option (the "Option") to purchase 75,000 shares of our common stock at an exercise price of $1.50 per share. The option vested 30,000 shares on the date of grant and the balance of the shares (45,000) will vest on a quarterly basis in equal amounts of 5,625 shares beginning March 31, 2007 through December 31, 2008. Upon a "Change in Control" (as defined) all of the unvested shares underlying the Option shall become 100% vested and immediately exercisable. The agreement further provides that we may terminate the agreement at any time for any reason. In the event Mr. Kahn's services are terminated without "Good Cause" (as defined), he will be entitled to accelerated vesting of all unvested shares underlying the Option and the lesser of (i) six months base monthly compensation or (ii) the remaining balance of the monthly compensation payable through December 31, 2008.

DIRECTOR COMPENSATION

     We compensated each director, who is not an employee of our company, by granting to each such outside director (upon joining the Board) stock options to purchase 50,000 shares of our common stock, at an exercise price equal to the closing price of our common stock on the date of grant, with the options vesting over a one year period in equal quarterly amounts. In addition, subject to the discretion of the Compensation Committee and the Board of Directors, each non-employee director is eligible to receive option grants for each year of service as a director. In December 2007, each member of the Board of Directors (with the exception of Harry Schessel who resigned in December 2007) were granted the following options: (i) a five (5) year option to purchase 25,000 shares at an exercise price of $1.45 per share (closing price of our common stock on the date of grant), which vested on the date of grant, for services as a director for 2007 and (ii) a five (5) year option to purchase 25,000 shares at an exercise price of $1.45 per share (closing price of our common stock on the date of grant), which option vests on a monthly basis over a one (1) year period, for services as a director for 2008.

     The following table sets forth the compensation paid to all persons who served as members of our board of directors (other than our named executive officers) during the year ended December 31, 2007. No director who is also a named executive officer received any compensation for services as a director in 2007.
                           Option Awards          All other          Total
Name                           ($)              Compensation          ($)
-----------------------  -----------------    ----------------    -----------
Robert Graifman(1)          $14,000 (2)            $   --           $14,000
Robert Pons((1))            $14,000 (2)                --           $14,000
Laurent Ohana(1)            $14,000 (2)                --           $14,000
Harry Schessel                 --                      --           $  --

-------------
(1) In December 2007, Robert Graifman, Robert Pons and Laurent Ohana were each granted a five (5) year option to purchase 25,000 shares of our common stock (which vested on grant), at an exercise price of $1.45 per share, for services as a Board member during 2007.

(2) In determining the grant date fair value of the option grants in December 2007 under SFAS No. 123R, we made the following assumptions: expected term of the options - five years; risk free interest rate for the expected term of the options - 3.28%; expected volatility of the underlying stock - 37.32%; no expected dividends.

OPTION GRANTS IN 2007

            The following stock options granted to the Named Executive Officers during the year ended December 31, 2007:

                             NUMBER OF
                            SECURITIES            PERCENT OF TOTAL
                         UNDERLYING OPTIONS      OPTIONS GRANTED TO      EXERCISE      EXPIRATION
  NAME                        GRANTED             EMPLOYEES IN 2007       PRICE           DATE
  ----                        -------             -----------------       -----           ----
Corey M. Horowitz             375,000                   33.9%             $1.46         2/28/2012
    Chairman and              732,709                   66.1%             $1.67         4/16/2012
    Chief Executive Officer

     OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2007

     The following table sets forth information relating to unexercised and outstanding options for each Named Executive Officers as of December 31, 2007:

                                           NUMBER OF SECURITIES
                                      UNDERLYING UNEXERCISED OPTION
                                  --------------------------------------
                                                                            OPTION EXERCISE          OPTION
     NAME                         EXERCISABLE              UNEXERCISABLE        PRICE($)         EXPIRATION DATE
 Corey M. Horowitz
       Chairman and CEO            375,000(1)                  --               $  1.46              02/28/12
                                   732,709(2)                  --               $  1.67              04/16/12
                                 1,195,361((3))                --               $  1.18              03/06/12
                                   400,000(4)                  --               $   .68              11/26/09
                                 1,100,000(5)                  --               $   .25              11/26/14
                                   515,218(6)                  --               $   .13              12/22/11
                                 1,084,782((7))                --               $   .23              12/22/11
                                   750,000(8)((20))            --               $  1.20              04/18/10
                                   250,000((9))(20)            --               $  1.48              10/08/10
                                   300,000((10))((20))         --               $   .70              07/11/11
                                      --                     10,625(1(8))       $  3.0625            01/19/11
                                    20,000(11)                                  $  6.00              10/20/11
                                    10,000(12)                                  $  3.75               6/22/09
                                     7,500(1(3))                                $  4.25              10/25/09
                                     5,000(1(4))                                $  5.50               9/19/10
 David Kahn
       Chief Financial Officer      52,500((1)(5))           22,500(1(9))       $  1.50              12/20/11
                                    75,000(1(6))               --               $   .80              08/04/10
                                    35,000(17)                 --               $   .35              01/21/14

-------------
The vesting dates of the foregoing options are as follows: (1) 93,750 shares on a quarterly basis beginning March 31, 2007 through December 31, 2007; (2) April 16, 2007; (3) March 16, 2005; (4) 200,000 shares on November 26, 2004 and
200,000 shares on November 26, 2005, (5) November 26, 2004; (6) December 22, 2003; (7) 434,782 shares on December 22, 2003, 250,000 shares on December 22,
2004, 200,000 shares on December 22, 2005, and 200,000 shares on December 22, 2006; (8) 250,000 shares on April 18, 2005, 250,000 shares on April 18, 2004 and
250,000 shares on April 18, 2005; (9) June 11, 2001; (10) July 11, 2001; (11) on
a quarterly basis in equal amounts beginning January 20, 1999 through October 20, 1999; (12) on a quarterly basis in equal amounts beginning September 12, 1999 through June 22, 2000; (13) on a quarterly basis in equal amounts beginning January 25, 2000 through October 25, 2000; (14) on a quarterly basis in equal amounts beginning December 19, 2000 through September 19, 2000; (15) 30,000 shares on December 20, 2006 and 5,625 on a quarterly basis beginning March 31, 2007 through December 31, 2008; (16) 30,000 shares on August 4, 2005 and 7,500 shares on a quarterly basis beginning September 30, 2005 through December 31, 2006; (17) 20,000 shares on January 21, 2004, 2,500 shares on the last day of each month beginning January 31, 2004 through December 31, 2004; (18) 5,313 shares if the stock price reaches $10 per share and 5,312 shares if the stock price reaches $15 per share; and (19) 5,625 shares on a quarterly basis beginning March 31, 2007 through December 31, 2008.

(20) Includes options or warrants held by CMH Capital Management Corp., an entity in which Mr. Horowitz is the sole owner, officer and director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2008 (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and
(iv) all of our executive officers and directors as a group.

                 NAME OF                            NUMBER OF SHARES         PERCENTAGE OF SHARES
             BENEFICIAL OWNER                      BENEFICIALLY OWNED        BENEFICIALLY OWNED(2)
Corey M. Horowitz(3)                                   9,885,685                    31.9%
CMH Capital Management Corp(4)                         3,767,800                    14.8%
Jonathan Auerbach((5))                                 3,250,001                    12.9%
Hound Partners, LLC((5))                               3,250,001                    12.9%
Hound Performance, LLC((5))                            3,250,001                    12.9%
Barry Rubenstein(6)                                    2,078,896                     8.6%
Hound Partners Offshore Fund, L.P.(7))                 1,627,275                     6.6%
Hound Partners, L.P. ((8))                             1,622,726                     6.6%
Emigrant Capital Corporation ((9))
   Paul Milstein Revocable 1998 Trust
   New York Private Bank & Trust Corporation
   Emigrant Bancorp. Inc.
   Emigrant Savings Bank                               1,312,500                     5.4%

Eric Singer((10))                                      1,248,840                     5.1%
Robert Graifman(1(1))                                    380,194                     1.5%
David C. Kahn(1(2))                                      133,125                       *
Laurent Ohana(1(3))                                      185,417                       *
Robert Pons(1(4))                                        135,417                       *
All officers and directors as a group                 10,719,838                    33.8%
 (5 Persons)

-------------
    *   Less than 1%.

(1) Unless otherwise indicated, we believe that all persons named in the above table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities held by such person (but not those held by any other person) and which are exercisable or convertible within 60 days have been exercised and converted. Assumes a base of 24,135,557 shares of our common stock outstanding.

(3) Includes (i) 343,803 shares of common stock held by Mr. Horowitz, (ii) 5,539,320 shares of common stock subject to currently exercisable stock options held by Mr. Horowitz, (iii) 2,467,800 shares of common stock held by CMH Capital Management Corp. ("CMH"), an entity solely owned by Mr. Horowitz, (iv) 550,000 shares of common stock subject to currently exercisable warrants held by CMH, (v) 750,000 shares of common stock subject to currently exercisable options held by CMH, (vi) 67,471 shares of common stock owned by Donna Slavitt, the wife of Mr. Horowitz, (vii) 165,000 shares of common stock held by two trusts and a custodian account for the benefit of Mr. Horowitz's three children and (viii) 2,291 shares of common stock held by Horowitz Partners, a general partnership of which Mr. Horowitz is a partner. Does not include options to purchase 291,875 shares of common stock which are not currently exercisable.

(4) Includes (i) 2,467,800 shares of common stock, (ii) 550,000 shares of common stock subject to currently exercisable warrants and (iii) 750,000 shares of common stock subject to currently exercisable stock options. Corey M. Horowitz, by virtue of being the sole officer, director and shareholder of CMH, has the sole power to vote and dispose of the shares of common stock owned by CMH.

(5) Includes (i) 1,081,817 shares of common stock and 540,909 shares of common stock subject to currently exercisable warrants held by Hound Partners, LP and (ii) 1,084,850 shares of common stock and 542,425 shares of common stock subject to currently exercisable warrants held by Hound Partners Offshore Fund, LP. Jonathan Auerbach is the managing member of Hound Performance, LLC and Hound Partners, LLC. Hound Performance, LLC is the general partner of Hound Partners, LP and Hound Partners Offshore Fund, L.P. Hound Partners, LLC is the investment manager of Hound Partners, LP and Hound Partners Offshore Fund, L.P. The securities may be deemed to be beneficially owned by Hound Performance, LLC, Hound Partners LLC and Jonathan Auerbach. The aforementioned beneficial ownership is based upon Schedule 13G jointly filed by Hound Partners, LLC, Hound Performance, LLC, Hound Partners, L.P. and Hound Partners Offshore Fund, LP, with the Securities and Exchange Commission on April 26, 2007 and a Form 3 jointly filed by Hound Partners, LLC, Hound Performance, LLC and Jonathan Auerbach with the Securities and Exchange Commission on April 26, 2007. Jonathan Auerbach by virtue of being the managing member of Hound Performance, LLC and Hound Partners, LLC has the power to vote and dispose of the securities held by Hound Partners, LP and Hound Partners Offshore Fund, L.P.

(6) Includes (i) 150,012 shares of common stock held by Mr. Rubenstein, (ii) 47,500 shares of common stock subject to currently exercisable stock options held by Mr. Rubenstein, and (iii) 792,726, 583,483, 309,316, 194,810 and 1,049 shares of common stock held by Woodland Venture Fund, Seneca Ventures, Woodland Partners, Brookwood Partners, L.P. and Marilyn Rubenstein, respectively. Does not include options to purchase 11,875 shares of common stock held by Mr. Rubenstein which are not currently exercisable. The aforementioned beneficial ownership by Mr. Rubenstein is based upon Amendment No. 7 to Schedule 13D jointly filed by Mr. Rubenstein and related parties with the Securities and Exchange Commission on November 14, 2007 and a Form 4 filed by Mr. Rubenstein with the Securities and Exchange Commission on October 26, 2007. Barry Rubenstein and Woodland Services Corp. are the general partners of

        Woodland Venture Fund and Seneca Ventures. Barry Rubenstein is the President and sole director of Woodland Services Corp. Marilyn Rubenstein is the wife of Barry Rubenstein.

(7) Includes (i) 1,084,850 shares of common stock and (ii) 542,425 shares of common stock subject to currently exercisable warrants held by Hound Partners Offshore Fund, L.P.

(8) Includes (i) 1,081,817 shares of common stock and (ii) 540,909 shares of common stock subject to currently exercisable warrants owned by Hound Partners, LP.

(9) Includes (i) 1,125,000 shares of common stock and (ii) 187,500 shares of common stock subject to currently exercisable warrants held by Emigrant Capital Corporation ("Emigrant Capital"). Emigrant Capital is a wholly owned subsidiary of Emigrant Savings Bank ("ESB"), which is a wholly-owned subsidiary of Emigrant Bancorp, Inc ("EBI"). EBI is a wholly-owned subsidiary of New York Private Bank & Trust Corporation ("NYPBTC"). The Paul Milstein Revocable 1998 Trust (the "Trust") owns 100% of the voting stock of NYPBTC. ESB, EBI, NYPBTC and the Trust each may be deemed to be the beneficial owner of the shares of common stock and warrants held by Emigrant Capital. The aforementioned is based upon a Schedule 13G/A filed jointly by Emigrant Capital, ESB, EBI, NYPBTC, the Trust and others with the Securities and Exchange Commission on January 12, 2005. Howard Milstein, by virtue of being an officer of New York Private Bank and Trust Corporation and trustee of the Paul Milstein Revocable 1998 Trust, both indirect owners of Emigrant Capital Corporation, may be deemed to have sole power to vote and dispose of the securities owned by Emigrant Capital Corporation.

(10) Includes (i) 517,500 shares of common stock and 268,125 shares of common stock subject to currently exercisable warrants owned by Singer Opportunity Fund, L.P., (ii) 179,500 shares of common stock and 106,875 shares of common stock subject to currently exercisable warrants owned by Singer Fund, L.P., (iii) 168,840 shares of common stock subject to currently exercisable warrants owned by Mr. Singer and (iv) 8,000 shares of common stock owned by Singer Congressional Fund, L.P. Singer Fund Management, LLC makes all investment and voting decisions on behalf of Singer Opportunity Fund, L.P., Singer Fund, L.P. and Singer Congressional Fund, L.P. The aforementioned is based in part on a
        Schedule 13G filed jointly by Singer Fund Management, LLC, Singer Opportunity Fund, L.P., Singer Fund, L.P. and Singer Congressional Fund, L.P. with the Securities and Exchange Commission on March 23, 2005. Eric Singer, by virtue of being managing member of Singer Fund, L.P., Singer Fund Management, LLC, and Singer Congressional Fund, L.P. has sole power to vote and dispose of the securities owned by Singer Fund, L.P.

(11) Includes (i) 154,777 shares of common stock, (ii) 75,000 shares subject to currently exercisable warrants and (iii) 150,417 shares subject to currently exercisable stock options issued to Mr. Graifman. Does not include options to purchase 14,583 shares of common stock held by Mr. Graifman.

(12) Includes 133,125 shares of common stock subject to currently exercisable stock options issued to Mr. Kahn. Does not include options to purchase 16,875 shares of common stock which are not currently exercisable.

(13) Includes 185,417 shares subject to currently exercisable options and warrants issued to Mr. Ohana. Does not include options to purchase 14,583 shares of common stock held by Mr. Ohana.

(14) Includes 135,417 shares subject to currently exercisable stock options issued to Mr. Pons. Does not include options to purchase 14,583 shares of common stock held by Mr. Pons.

     The Equity Compensation Plan information presented in Item 5 of this Annual Report is incorporated herein in its entirety.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
           INDEPENDENCE

     On December 20, 2006, we entered into an agreement with David C. Kahn pursuant to which he agreed to continue to serve as our Chief Financial Officer through December 31, 2008. In consideration for his services, Mr. Kahn was compensated at the rate of $6,615 per month for the period through December 31, 2007 and is currently compensated at the rate of $6,945 per month for the year ended December 31, 2008. See Item 10 "Executive Compensation-Employment Agreements, Termination of Employment and Change-In-Control Arrangements" for the detailed terms of our arrangement with Mr. Kahn.

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

     On April 16, 2007, we issued to Corey M. Horowitz, our Chairman and Chief Executive Officer, a five (5) year option to purchase 732,709 shares of our common stock, at an exercise price of 1.67 per share, which option fully vested on the date of issue. The aforementioned option was issued to Mr. Horowitz pursuant to the anti-dilution provisions of his employment agreement as a result of our completion of a $5,000,000 private placement in April 2007. (See Notes D[1] and I[1] to our Financial Statements).

     On February 28, 2008, in accordance with his employment agreement, we issued to Corey M. Horowitz, our Chairman and Chief Executive Officer, an option to purchase 375,000 shares of our common stock, at an exercise price of $1.32 per share, which option vests in equal quarterly amounts of 93,750 shares beginning March 31, 2008 through December 31, 2008. (See "Item 10. Executive Compensation - Employment Agreements, Termination of Employment and Change-In-Control Arrangements).

     In December 2007, our Board of Directors extended the expiration date of warrants to purchase an aggregate of 2,013,750 shares of our common stock (the

"Warrants") issued to investors in our private offering completed in December 2004 and January 2005. The Warrants were exercisable for (i) an aggregate of 1,342,500 shares at an exercise price of $1.25 per share (the "$1.25 Warrants") and (ii) and aggregate of 671,250 shares at an exercise price of $1.75 per share (the "$1.75 Warrants"). Investors in the aforementioned private offering included two of our principal stockholders, Emigrant Capital Corporation (invested $750,000 and received 375,000 $1.25 Warrants and 187,500 1.75
Warrants) and Eric Singer, (through two affiliated entities invested an aggregate of $500,000 and received 250,000 $1.25 Warrants and 125,000 $1.75 Warrants), as well as one of our directors, Robert Graifman (invested $100,000 and received 50,000 $1.25 Warrants and 25,000 $1.75 Warrants). The Warrants were scheduled to expire on December 21, 2007 or January 13, 2008 (three (3) years from the date of issuance). The extended expiration dates and adjusted exercise prices were as follows:

          o The expiration date of the Warrants (both the $1.25 Warrants and the $1.75 Warrants) was extended until March 14, 2008.

          o In addition, to the extent the holders exercised in full their $1.25 Warrants no later than December 21, 2007, such holders were afforded an extension of the expiration date of their $1.75 Warrants until May 21, 2010 such that the exercise price of the $1.75 Warrants will remain at $1.75 per share through March 31, 2009 and increased to $2.00 per share if exercised thereafter until May 21, 2010, at which time they will expire.

          o To the extent holders exercised in full their $1.25 Warrants prior to the new expiration date of March 14, 2008, the expiration date of their $1.75 Warrants will be extended until December 15, 2008 and such warrants will be exercisable at $2.00 per share beginning March 14, 2008.

     In December 2007 (prior to December 21) 902,500 shares of 1.25 Warrants were exercised by holders resulting in proceeds to us of $1,128,125.

     On March 7, 2008, our Board further extended the expiration dates of our remaining outstanding $1.25 Warrants and $1.75 Warrants as follows: (i) the expiration date of our outstanding $1.25 Warrants was extended from March 14, 2008 until June 16, 2008 and the exercise price of such warrants was adjusted to $1.30 per share and (ii) the expiration date of our $1.75 Warrants was extended until December 15, 2008 and the exercise price of such warrants was adjusted to $2.00 per share..

     On December 21, 2007, our Board extended the expiration date of warrants issued to Laurent Ohana, one of our directors, in December 2004, to purchase 50,000 shares of our common stock, from December 21, 2007 until May 21, 2010.

     DIRECTOR INDEPENDENCE

     Three of our four directors - Robert Pons, Robert Graifman and Laurent Ohana are considered independent directors based upon the standard of independence adopted by the Board of Directors as promulgated under Rule 121A of the Company Guide of the American Stock Exchange ("AMEX"). Robert Graifman is considered an independent member of our audit committee under Rule 121A of the Company Guide of AMEX and Rule 10A-3 under the Securities Exchange Act of 1934. While we are not listed on AMEX, our Board has adopted its independence rules in making its determination of director independence.

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

     10.16 Securities Purchase Agreement, dated April 16, 2007, between the Company and the investors (including exhibits). Previously filed as
            Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 20, 2007 and incorporated herein by reference.

     10.17 Settlement Agreement, dated as of May 25, 2007, between the Company and D-Link Corp. and D-Link Systems, Inc., previously filed as
            Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on August 21, 2007 and incorporated herein by reference.

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

     32.2*  Section 906 Certification of Chief Financial Officer.


--------------------------------------------------------------------------------

     *     Filed herewith

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     Radin, Glass & Co., LLP, our company's independent accountant, billed us aggregate fees of approximately $69,000 for the years ended December 31, 2007 and December 31, 2006, respectively, for review of financial statements included in our Form 10-QSB's and for other services in connection with statutory or regulatory filings for the year ended December 31, 2007, and for the audit of our annual financial statements for the year ended December 31, 2007 and December 31, 2006.

AUDIT RELATED FEES, TAX FEES AND ALL OTHER FEES

     Radin, Glass & Co., LLP did not render any other professional service other than those discussed above for the years ended December 31, 2007 or December 31, 2006.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 10th day of April 2008.

                                       NETWORK-1 SECURITY SOLUTIONS, INC.

                                       By  /s/ Corey M. Horowitz
                                           -------------------------------------
                                           Corey M. Horowitz
                                           Chairman and Chief Executive Officer

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the following persons in the capacities and on the dates indicated:


NAME                         TITLE                                DATE
----                         -----                                ----

 /s/ Corey M. Horowitz       Chairman and Chief Executive         April 10, 2008
---------------------------  Officer, Chairman of the Board of
Corey M. Horowitz            Directors (principal executive
                             officer)


 /s/ David Kahn              Chief Financial Officer (principal   April 10, 2008
---------------------------  financial officer)
David Kahn


 /s/ Robert Graifman         Director                             April 10, 2008
---------------------------
Robert Graifman


 /s/ Robert Pons             Director                             April 10, 2008
---------------------------
Robert Pons


 /s/ Laurent Ohana           Director                             April 10, 2008
---------------------------
Laurent Ohana

                       NETWORK-1 SECURITY SOLUTIONS, INC.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006

NETWORK-1 SECURITY SOLUTIONS, INC.



                                                                                                      PAGE
                                                                                                      ----

INDEX TO FINANCIAL STATEMENTS

   Report of independent registered public accounting firm                                            F-1

   Balance sheets as of December 31, 2007 and 2006                                                    F-2

   Statements of operations for the years ended December 31, 2007 and 2006                            F-3

   Statements of changes in stockholders' equity for the years ended December 31, 2007 and 2006       F-4

   Statements of cash flows for the years ended December 31, 2007 and 2006                            F-5

   Notes to financial statements                                                                      F-6

NETWORK-1 SECURITY SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Network-1 Security Solutions, Inc.

We have audited the accompanying balance sheets of Network-1 Security Solutions, Inc. as of December 31, 2007 and 2006 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Network-1 Security Solutions, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Radin, Glass & Co., LLP


New York, New York

March 25, 2008

NETWORK-1 SECURITY SOLUTIONS, INC.

BALANCE SHEETS


                                                                       DECEMBER 31,
                                                               ----------------------------
                                                                   2007            2006
                                                               ------------    ------------
CURRENT ASSETS
   Cash and cash equivalents                                   $  5,928,000    $  1,797,000
   Royalty and interest receivable                                   23,000           4,000
   Prepaid insurance                                                 71,000          74,000
                                                               ------------    ------------

        Total current assets                                      6,022,000       1,875,000
                                                               ------------    ------------
OTHER ASSETS:
   Patent, net of accumulated amortization of $28,000 and
     $21,000, respectively                                           72,000          79,000
   Security deposits                                                  6,000          17,000
                                                               ------------    ------------

        Total Other Assets                                           78,000          96,000
                                                               ------------    ------------

        TOTAL ASSETS                                           $  6,100,000    $  1,971,000
                                                               ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                            $    103,000    $    350,000
   Accrued expenses                                                 264,000         219,000
                                                               ------------    ------------

        TOTAL LIABILITIES                                           367,000         569,000
                                                               ------------    ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, $0.01 par value; authorized 50,000,000 shares;
   24,135,557 and 19,764,724 issued and outstanding in 2007
   and 2006, respectively                                           241,000         197,000
 Additional paid-in capital                                      54,769,000      47,484,000
 Accumulated deficit                                            (49,277,000)    (46,279,000)
                                                               ------------    ------------

        TOTAL STOCKHOLDERS' EQUITY                                5,733,000       1,402,000
                                                               ------------    ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  6,100,000    $  1,971,000
                                                               ============    ============


See notes to financial statements                                            F-2

NETWORK-1 SECURITY SOLUTIONS, INC.

STATEMENTS OF OPERATIONS


                                                                       YEAR ENDED
                                                                       DECEMBER 31,
                                                               ----------------------------
                                                                   2007            2006
                                                               ------------    ------------
ROYALTY REVENUE                                                $    232,000              --

COST OF REVENUE                                                      12,000              --
                                                               ------------    ------------

        GROSS PROFIT                                                220,000              --
                                                               ------------    ------------

OPERATING EXPENSES:
   General and administrative                                  $  1,992,000    $  1,548,000
   Non-cash compensation                                          1,403,000         479,000
                                                               ------------    ------------

        TOTAL OPERATING EXPENSES                                  3,395,000       2,027,000
                                                               ------------    ------------

   OPERATING LOSS                                                (3,175,000)     (2,027,000)

OTHER INCOME (EXPENSES):
   Interest income, net                                             177,000          69,000
                                                               ------------    ------------

        LOSS BEFORE INCOME TAXES                                 (2,998,000)     (1,958,000)


INCOME TAXES                                                             --              --
                                                               ------------    ------------

        NET LOSS                                               $ (2,998,000)   $ (1,958,000)
                                                               ============    ============

Net Loss Per Share - Basic and Diluted                         $      (0.13)   $      (0.10)
                                                               ============    ============
Weighted average number of common shares outstanding -
   Basic and Diluted                                             22,250,144      18,952,137
                                                               ============    ============


See notes to financial statements                                            F-3

NETWORK-1 SECURITY SOLUTIONS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


                                                     COMMON STOCK             ADDITIONAL
                                              --------------------------       PAID-IN       ACCUMULATED
                                                 SHARES         AMOUNT         CAPITAL         DEFICIT          TOTAL
                                              ------------   ------------    ------------    ------------    ------------
Balance - December 31, 2005                     17,697,572   $    177,000    $ 44,896,000    $(44,321,000)   $    752,000

Exercise of Warrants                             1,987,152         20,000       2,109,000              --       2,129,000

Issuance of common stock for services               80,000             --         120,000              --         120,000

Granting of options                                     --             --         359,000              --         359,000

Net loss                                                --             --                      (1,958,000)     (1,958,000)
                                              ------------   ------------    ------------    ------------    ------------

Balance - December 31, 2006                     19,764,724        197,000      47,484,000     (46,279,000)      1,402,000

Reclassification                                                    1,000          (1,000)             --              --

Exercise of options and warrants                 1,037,500         10,000       1,191,000              --       1,201,000

Sales of common stock, net of
finder's fee of $275,000                         3,333,333         33,000       4,692,000              --       4,725,000

Granting of options and extensions of
options                                                 --             --       1,403,000              --       1,403,000

Net loss                                                --             --              --      (2,998,000)     (2,998,000)
                                              ------------   ------------    ------------    ------------    ------------

Balance - December 31, 2007                     24,135,557   $    241,000    $ 54,769,000    $(49,277,000)   $  5,733,000
                                              ============   ============    ============    ============    ============






See notes to financial statements                                            F-4

NETWORK-1 SECURITY SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS


                                                                       YEAR ENDED
                                                                       DECEMBER 31,
                                                               ----------------------------
                                                                   2007            2006
                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $ (2,998,000)   $ (1,958,000)

   Adjustments to reconcile net loss to net cash used in
   operating activities:
        Depreciation and amortization                                18,000           8,000
        Stock-based compensation                                  1,403,000         359,000
        Issuance of common stock for services                            --         120,000
   Changes in operating assets and liabilities:
        Royalty and interest receivable                             (19,000)         (1,000)
        Prepaid insurance                                             3,000           8,000
        Accounts payable and accrued expenses                      (202,000)        206,000
                                                               ------------    ------------

          NET CASH USED IN OPERATING ACTIVITIES                  (1,795,000)     (1,258,000)
                                                               ------------    ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of property and equipment                                    --         (12,000)
                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net of finders
     fee of $275,000                                              4,725,000              --
   Proceeds from exercise of options and warrants                 1,201,000       2,129,000
                                                               ------------    ------------

          NET CASH PROVIDED BY FINANCING ACTIVITIES               5,926,000       2,129,000
                                                               ------------    ------------

          NET INCREASE IN CASH AND CASH EQUIVALENTS               4,131,000         859,000


CASH AND CASH EQUIVALENTS, Beginning                              1,797,000         938,000
                                                               ------------    ------------

CASH AND CASH EQUIVALENTS, Ending                              $  5,928,000    $  1,797,000
                                                               ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the years for:
        Interest                                               $      4,000    $      1,000
                                                               ============    ============
        Taxes                                                            --              --


See notes to financial statements                                            F-5

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE A - THE COMPANY

Network-1 Security Solutions, Inc. (the "Company") is engaged in the acquisition, licensing and protection of its intellectual property and proprietary technologies. The Company owns six patents covering various telecommunications and data networking technologies (the "Patent Portfolio") and includes, among other things, patents covering the control of power delivery over Ethernet networks for the purpose of remotely powering network devices and systems and methods for the transmission of audio, video and data over local area networks (LANS) in order to achieve higher quality of service (QoS). The Company's strategy is to pursue licensing and strategic business alliances with companies that manufacture and sell products that make use of the technologies underlying the Patent Portfolio as well as with other users of the technologies who benefit directly from the technologies including corporate, educational and governmental entities. To date, the Company's efforts with respect to its Patent Portfolio have focused on licensing its patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the "Remote Power Patent"). At least for the next twelve months, the Company does not currently anticipate licensing efforts for its other patents besides its Remote Power Patent. The Company may seek to acquire additional patents in the future.

NOTE B -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]    CASH EQUIVALENTS:

       The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

[2]    REVENUE RECOGNITION:

       The Company recognizes revenue received from the licensing of its intellectual property portfolio in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB No. 104") and related authoritative pronouncements. Under this guidance, revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the license agreement, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured.

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

[4]    IMPAIRMENT OF LONG-LIVED ASSETS:

       In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. Accordingly, the Company records impairment losses on long-lived assets used in operations or expected to be disposed of when indicators of impairment exist and the undiscounted cash flows expected to be derived from those assets are less than carrying amounts of those assets. During the years ended December 31, 2007 and 2006, there was no impairment to its patents.

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

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[6]    NET LOSS PER SHARE:

       Basic net loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the year. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. Potential common shares of 11,553,356 and 9,281,481 at December 31, 2007 and 2006, respectively, are not included in the calculation of diluted loss per share because its effect will be anti-dilutive. Such potential common shares are options and warrants.

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

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

       The fair value of options on the date of grant is estimated using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

                                                       YEAR ENDED
                                                       DECEMBER 31,
                                            ----------------------------------
                                                 2007                2006
                                            --------------      --------------
       Risk-free interest rates              3.28 - 4.67%        4.51 - 4.57%
       Expected option life in years            5 YEARS          5 TO 10 YEARS
       Expected stock price volatility      37.32 - 45.92%      48.45 - 69.82%
       Expected dividend yield                   0.00%               0.00%

       The weighted average fair value on the option grant date during the years ended December 31, 2007 and 2006 were $0.82 and $0.77 per option, respectively.

[10]   RECENTLY ISSUED ACCOUNTING STANDARDS:

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

       In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest In Consolidated Financial Statements" (SFAS 160). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statement. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. This statement is effective for fiscal years beginning after December 15, 2008. The Company does not believe that SFAS No. 160 will have a material impact on its financial position, results of operations, or cash flows.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006


NOTE C- PATENTS

In November 2003, the Company acquired a portfolio of telecommunications and data networking patents (six patents) from Merlot Communications, Inc. (the "Seller") in which certain principal stockholders of the Company owned a majority of the Seller's voting stock at the time of the transaction. The purchase price for the Patent Portfolio was $100,000, paid in cash. The cash price paid has been capitalized and is being amortized over the remaining useful life of each patent. In addition, the Company has granted the Seller a nonexclusive, royalty free, perpetual license for the term of each patent to use the patents for the development, manufacture or sale of its own branded products to end users. The Company had agreed to pay the Seller 20% of the net income, as defined, after the first $4,000,000 of net income realized by the Company on a per patent basis from the sale or licensing of the patents. On January 18, 2005, the Company and Seller amended the Patent Purchase Agreement (the "Amendment") pursuant to which the Company paid additional purchase price of $500,000 to Seller in consideration for the restructuring of future contingent payments to Seller from the licensing or sale of the Patents. Such $500,000 has been recorded as an expense in the accompanying statement of operations. The Amendment provides for future contingent payments by the Company to Seller of $1.0 million upon achievement of $25 million of Net Royalties (as defined), an additional $1.0 million upon achievement of $50 million of Net Royalties and an additional $500,000 upon achievement of $62.5 million of Net Royalties from licensing or sale of the patents acquired from Merlot. Amortization expense amounted to $7,000 each for the years ended December 31, 2007 and December 31, 2006.

NOTE D - STOCKHOLDERS' EQUITY

[1]    PRIVATE PLACEMENT:

       On April 16, 2007, the Company sold in a private placement 3,333,333 shares of common stock at a price of $1.50 per share or an aggregate purchase price of $5,000,000 and five (5) year warrants to purchase 1,666,667 shares of common stock, at an exercise price of $2.00 per share. In connection with the private placement the Company paid placement agent fees of $275,000 and issued warrants to purchase an aggregate of 360,000 shares of common stock (240,000 shares exercisable at $1.50 per share and 120,000 shares exercisable at $2.00 per share).

[2]    STOCK OPTIONS:

       During 1996, the Board of Directors and stockholders approved the adoption of the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan, as amended, provided for the granting of both incentive and non-qualified options to purchase common stock of the Company. A total of 4,000,000 were eligible to be issued under the 1996 Plan. As of March 2006, in accordance with the terms of the plan, no further options were eligible to be issued under the Plan.

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

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE D - STOCKHOLDERS' EQUITY (CONTINUED)

       The following table summarizes stock option activity for the years ended December 31:

                                                                     2007                                     2006
                                                -----------------------------------------  -----------------------------------------
                                                                               WEIGHTED                                  WEIGHTED
                                                                                AVERAGE                                   AVERAGE
                                                        OPTIONS                EXERCISE             OPTIONS              EXERCISE
                                                      OUTSTANDING                PRICE            OUTSTANDING              PRICE
                                                --------------------------  -------------  --------------------------  -------------
       Options outstanding at beginning of year     6,667,731 (a)(b)            $ 0.89           6,337,731 (c)            $ 0.87
       Granted                                      1,282,709 (d)(e)(f)(g)        1.58             330,000 (a)(b)           1.40
       Cancelled/expired/Exercised                     90,000                     0.18                 --
                                                -------------                               -------------

       Options outstanding at end of year           7,860,440                     1.01          6,667,731                   0.89
                                                =============                               =============

       Options exercisable at end of year           7,703,565                   $ 0.99          6,562,106                   0.87
                                                =============                               =============

(a) Includes an aggregate of 30,000 and 150,000 ten-year and five-year stock options issued to directors on February 2, 2006 and December 20, 2006, respectively, at exercise prices of $1.31 and $1.50 per share. The Company recorded non-cash compensation of $8,000 and $132,000 relating to the issuance of these options for the years ended December 31, 2007 and 2006, respectively.

(b) Includes 75,000 five-year stock options issued to each of the Chief Financial Officer and a consultant to the Company on December 20, 2006 and February 2, 2006, respectively, at exercise prices of $1.50 and $1.20 per share. The Company recorded non-cash compensation of $31,000 and $68,000 relating to the issuance of these options for the years ended December 31, 2007 and 2006, respectively.

(c) In 2003, the Company granted 1,084,782 stock options to the Chairman and Chief Executive Officer in connection with his employment agreement, of which 200,000 stock options were vested in 2006. Accordingly, the Company recorded non-cash compensation of $42,000 relating to these options in accordance with SFAS 123 (R).

(d) Includes an aggregate of 75,000 five-year stock options granted to directors on December 21, 2007, at exercise prices of $1.45 per share. The Company recorded non-cash compensation of $42,000 relating to the issuance of these options for the year ended December 31, 2007 since none of these options were vested in 2007.

(e) Includes 100,000 five-year stock options granted to a consultant to the Company on December 21, 2007, at exercise prices of $1.45 per share. The Company recorded non-cash compensation of $-0- relating to the issuance of these options for the year ended December 31, 2007 since none of the options were vested in 2007.

(f) In 2007, the Company granted 375,000 stock options to the Chairman and Chief Executive Officer in connection with his employment agreement, which were fully vested in 2007. Accordingly, the Company recorded non-cash compensation of $252,000 relating to these options in accordance with SFAS 123 (R).

(g) In 2007 the Company granted 732,709 stock options to the Chairman and Chief Executive Officer in connection with the anti-dilution provision of his employment agreement. Accordingly, the Company recorded non-cash compensation of $403,000 relative to these options in 2007.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006


NOTE D - STOCKHOLDERS' EQUITY (CONTINUED)

       The following table presents information relating to all stock options outstanding and exercisable at December 31, 2007:

                                                  WEIGHTED
                                     WEIGHTED      AVERAGE                    WEIGHTED
          RANGE OF                    AVERAGE     REMAINING                   AVERAGE
          EXERCISE       OPTIONS     EXERCISE      LIFE IN        OPTIONS     EXERCISE
           PRICE       OUTSTANDING     PRICE        YEARS       EXERCISABLE     PRICE
       -------------   -----------   --------   -------------   -----------   --------
       $0.12 - $2.91     7,537,215   $   0.85        4.19         7,414,715   $   0.84
       $3.00 - $3.75       146,625       3.44        2.31           112,250       3.56
       $4.13 - $5.69        77,100       5.08        2.08            77,100       5.08
       $6.00 - $6.88        89,500       6.21        2.13            89,500       6.21
          $10.00            10,000      10.00        2.21            10,000      10.00
                       -----------                              -----------
                         7,860,440       1.01        4.11         7,703,565       0.99
                       ===========                              ===========


[3]    WARRANTS:

       As of December 31, 2007, the following are the outstanding warrants to purchase shares of the Company's common stock:

          NUMBER
            OF              EXERCISE
         WARRANTS            PRICE                  EXPIRATION DATE
       -----------          --------           ------------------------
           300,000             0.70                July 11, 2011 (a)
            50,000             1.00               May 21, 2010 (b)(e)
           342,500             1.25              March 14, 2008 (b)(f)
            52,500             1.25              March 14, 2008 (c)(g)
           250,000             1.48               October 8, 2011 (a)
           240,000             1.50               April 16, 2012 (d)
           171,250             1.75            December 15, 2008 (b)(h)
           350,000             1.75               May 21, 2010 (b)(i)
            26,250             1.75            December 15, 2008 (c)(j)
           123,750             1.75               May 21, 2010 (c)(k)
         1,786,667             2.00               April 16, 2012 (d)
       -----------
         3,692,917
       ===========


(a) Issued to CMH Capital Management Corp. in 2001, a company owned by the Chairman and Chief Executive Officer.

(b)    Issued in connection with December 2004 private offering of common stock.

(c) Issued in connection with the January 2005 private offering of common stock.

(d) Issued in connection with the April 2007 private offering of common stock.

(e) These warrants were to expire on December 21, 2007 and were extended to May 21, 2010.

(f) These warrants were to expire on December 21, 2007 and were extended to March 14, 2008.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006


NOTE D - STOCKHOLDERS' EQUITY (CONTINUED)

(g) These warrants were to expire on January 12, 2008 and were extended to March 14, 2008.

(h) These warrants were to expire on December 21, 2007 and were extended to December 15, 2008.

(i) These warrants were to expire on December 21, 2007 and were extended to May 20, 2010.

(j) These warrants were to expire on January 12, 2008 and were extended to December 15, 2008.

(k) These warrants were to expire on January 12, 2008 and were extended to May 20, 2010.

     In 2007 and 2006 warrants to purchase 947,500 and 1,987,152 shares of common stock were exercised for $1,184,000 and $2,129,000, respectively.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006


NOTE E - COMMITMENTS AND CONTINGENCIES

[1]    SERVICES AGREEMENT:

       On November 30, 2004, the Company entered into a master services agreement (the "Agreement") with ThinkFire Services USA, Ltd. ("ThinkFire") pursuant to which ThinkFire has been granted the exclusive worldwide rights (except for direct efforts by the Company and related companies) to negotiate license agreements for the Remote Power Patent with respect to certain potential licensees agreed to between the parties. Either the Company or ThinkFire can terminate the Agreement upon 60 days' notice for any reason or upon 30 days' notice in the event of a material breach. The Company has agreed to pay ThinkFire a fee not to exceed 20% of the royalty payments received from license agreements consummated by ThinkFire on its behalf after the Company recovers its expenses.

[2]    LEGAL FEES:

       With respect to the Company's litigation against D-Link, which was settled in May 2007 (See Note J[1]), the Company utilized the services of Blank Rome, LLP, on a full contingency basis and also the services of Potter Mitton, P.C. (Tyler, Texas) on an hourly basis to serve as local counsel. In accordance with the Company's contingency fee agreement with Blank Rome LLP, the Company will pay legal fees to Blank Rome LLP equal to 25% of the royalty revenue received by the Company from its license agreement with D-Link after it recovers its expenses related to the litigation.

[3]    OPERATING LEASES:

       The Company leases its principal office space in New York City at a monthly rent of approximately $3,000 for a one year period ended June 2008.

       Rental expense for the years ended December 31, 2007 and 2006 aggregated $39,000 and $38,000, respectively.

[4]    SAVINGS AND INVESTMENT PLAN:

       The Company has a Savings and Investment Plan which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986. The Company also may make discretionary annual matching contributions in amounts determined by the Board of Directors, subject to statutory limits. The Company did not make any contributions to the 401(k) Plan during the years ended December 31, 2007 and 2006.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006


NOTE F - INCOME TAXES

At December 31, 2006, the Company has available net operating loss carryforwards to reduce future federal taxable income of approximately $45,364,000 for tax reporting purposes, which expire from 2009 through 2027.

Pursuant to the provisions of the Internal Revenue Code, future utilization of these past losses is subject to certain limitations based on changes in the ownership of the Company's stock that have occurred.

The principal components of the net deferred tax assets are as follows:

                                                            YEAR ENDED
                                                           DECEMBER 31,
                                                   ----------------------------
                                                       2007            2006
                                                   ------------    ------------
       Deferred tax assets:
          Net operating loss carryforwards         $ 16,800,000    $ 16,136,000
          Options and warrants not yet deducted,
              for tax purposes                          705,000         177,000
          Other                                             -0-             -0-
                                                   ------------    ------------

                                                     17,505,000      16,313,000
       Valuation allowance                          (17,505,000)    (16,313,000)
                                                   ------------    ------------

       Net deferred tax assets                     $          0    $          0
                                                   ============    ============


The Company has recorded a valuation allowance for the full amount of its deferred tax assets as the likelihood of the future realization cannot be presently determined. The valuation allowance increased by $1,192,000 in 2007 and $1,618,000 in 2006.

The reconciliation between the taxes as shown and the amount that would be computed by applying the statutory federal income tax rate to the loss before income taxes is as follows:

                                                            YEAR ENDED
                                                           DECEMBER 31,
                                                   ----------------------------
                                                       2007            2006
                                                   ------------    ------------
       Income tax benefit - statutory rate             (34.0)%         (34.0)%
       State and local, net                             (3.5)%          (3.5)%
       Valuation allowance on deferred tax assets       37.5 %          37.5 %


NOTE G - CONCENTRATIONS

The Company places its cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2007, the Company maintained cash balances of $5,828,000 in excess of FDIC limits.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE H - RELATED PARTY TRANSACTIONS

[1] In December 2007, the Company extended the expiration date of warrants to purchase an aggregate of 2,013,750 shares of our common stock (the "Warrants") issued to investors in the Company's private offering completed in December 2004 and January 2005. The Warrants were exercisable for (i) an aggregate of 1,342,500 shares at an exercise price of $1.25 per share (the "$1.25 Warrants") and (ii) and aggregate of 671,250 shares at an exercise price of $1.75 per share (the "$1.75 Warrants"). Investors in the aforementioned private offering included two principal stockholders of the Company, who invested an aggregate of $1,250,000 and as part of the offering received an aggregate of 625,000 $1.25 Warrants and 312,500 $1.75 Warrants, and a director of the Company, who invested $100,000 and received 50,000 $1.25 Warrants and 25,000 $1.75 Warrants as part of the offering. The Warrants were scheduled to expire on December 21, 2007 or January 13, 2008 (three (3) years from the date of issuance). The expiration date of the Warrants (both the $1.25 Warrants and the $1.75 Warrants) was extended until March 14, 2008. In addition, to the extent the holders exercised in full their $1.25 Warrants no later than December 21, 2007, such holders were afforded an extension of the expiration date of their $1.75 Warrants until May 21, 2010 such that the exercise price of the $1.75 Warrants will remain at $1.75 per share through March 31, 2009 and increased to $2.00 per share if exercised thereafter until May 21, 2010, at which time they will expire. In December 2007 (prior to December 21) holders of $1.25 Warrants to purchase 902,500 shares were exercised which resulted in proceeds to the Company of $1,128,125. To the extent the remaining holders exercised in full their $1.25 Warrants prior to the new expiration date of March 14, 2008, the expiration date of their $1.75 Warrants was extended until December 15, 2008 and such warrants will be exercisable at $2.00 per share beginning March 14, 2008.

[2] On December 21, 2007, the Company extended the expiration date of warrants issued in December 2004 to a director of the Company, to purchase 50,000 shares of our common stock, from December 21, 2007 until May 21, 2010.

NOTE I - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

[1] On February 28, 2007, the Company entered into a new Employment Agreement with Corey M. Horowitz pursuant to which Mr. Horowitz continued to serve as Chairman and Chief Executive Officer for a two year term at an annual base salary of $288,750 for the first year, increasing by 5% for the second year. In connection with his employment agreement, Mr. Horowitz was issued a five (5) year option to purchase 375,000 shares of common stock at an exercise price of $1.46 per share which vests, on a quarterly basis over a one year period subject to acceleration upon a change of control. The Company also issued to Mr. Horowitz on the one year anniversary date (February 28, 2007) an additional five (5) year option to purchase a minimum of 375,000 shares of common stock at an exercise price equal to the closing price of our common stock on the date of grant, which option will vest on a quarterly basis over a one year period. In addition to the aforementioned option grants, the Company agreed to extend for an additional three (3) years the expiration dates of all options and warrants (an aggregate of 2,620,000 shares) expiring in calendar year 2007 and 2008 owned by Mr. Horowitz and CMH Capital Management Corp. ("CMH"), an affiliate. Under the terms of his Employment Agreement, Mr. Horowitz shall receive bonus compensation in an amount equal to 5% of Company royalties or other payments (before deduction of payments to third parties including, but not limited to, legal fees and expenses and third party license fees) received from licensing its patents (including patents currently owned and acquired or licensed on an exclusive basis during the period in which Mr. Horowitz continues to serve as an executive officer of the Company) (the "Royalty Bonus Compensation"). During 2007, Mr. Horowitz received $12,000 of Royalty Bonus Compensation. Mr. Horowitz shall also receive bonus compensation equal to 5% of the gross proceeds from (i) the sale of any of the Company's patents or (ii) the Company's merger with or into another corporation or entity. The Royalty Bonus Compensation shall continue to be paid to Mr. Horowitz for the life of each of the Company's patents with respect to licenses entered into by us with third parties during Mr. Horowitz's term of employment or at anytime thereafter, whether Mr. Horowitz is employed by the Company or not, provided, that, Mr. Horowitz's employment has not been terminated by the Company "For Cause" (as defined) or terminated by Mr. Horowitz without "Good Reason" (as defined). In the event that

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006


NOTE I - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS  (CONTINUED)

       Mr. Horowitz's employment is terminated by the Company "Other Than For Cause" (as defined) or by Mr. Horowitz for "Good Reason" (as defined), Mr. Horowitz shall be entitled to a severance of 12 months base salary.

       In accordance with his employment agreement, Mr. Horowitz also has certain anti-dilution rights which provide that if at any time during the period ended December 31, 2008, in the event that the Company completes an offering of its common stock or any securities convertible or exercisable into common stock (exclusive of securities issued upon exercise of outstanding options, warrants or other convertible securities), Mr. Horowitz shall receive from the Company, at the same price as the securities issued in the financing, such number of additional options to purchase common stock so that he maintains the same derivative ownership percentage (21.47%) of the Company based upon options and warrants owned by Mr. Horowitz and CMH (exclusive of ownership of shares of common stock by Mr. Horowitz and CMH) owned as of the time of execution of his employment agreement; provided, that, the aforementioned anti-dilution protection shall be afforded to Mr. Horowitz up to maximum financings of $2.5 million. In April 2007, with respect to the Company's completion of a $5.0 million private placement (See Note D[1]), Mr. Horowitz was issued a five (5) year option to purchase 732,709 shares of common stock, at an exercise price of $1.67 per share in accordance with the aforementioned anti-dilution provision of his employment agreement.

[2] On December 20, 2006, the Company entered into a new agreement with David Kahn pursuant to which he agreed to continue to serve as Chief Financial Officer through December 31, 2008. In consideration for his services, Mr. Kahn is compensated at the rate of $6,615 per month for the period through December 31, 2007 and $6,945 per month for the year ended December 31, 2008. Mr. Kahn was also issued a five (5) year option to purchase 75,000 shares of common stock at an exercise price of $1.50 per share. The option vested 30,000 shares on the date of grant and the balance of the shares (45,000) vest on a quarterly basis in equal amounts of 5,625 shares beginning March 31, 2007 through December 31, 2008. The agreement further provides that the Company may terminate the agreement at any time for any reason. In the event Mr. Kahn's services are terminated without "Good Cause" (as defined), he will be entitled to accelerated vesting of all unvested shares underlying the option and the lesser of (i) six months base monthly compensation or (ii) the remaining balance of the monthly compensation payable through December 31, 2008.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE J - LITIGATION

[1] In August 2005, the Company commenced patent litigation against D-Link Corporation and D-Link Systems, Incorporated (collectively "D-Link") in the United States District Court for the Eastern District of Texas, Tyler division (Civil Action No. 6:05W291), for infringement of the Company's Remote Power Patent. The complaint sought, among other things, a judgment that the Company's Remote Power Patent is enforceable and has been infringed by the defendants. The Company also sought a permanent injunction restraining the defendants from continued infringement, or active inducement of infringement by others, of the Remote Power Patent.

       In August 2007, the Company finalized the settlement of its patent infringement litigation against D-Link. Under the terms of the settlement, D-Link entered into a license agreement for the Company's Remote Power Patent the terms of which include monthly royalty payments of 3.25% of the net sales of D-Link Power over Ethernet products, including those products which comply with the IEEE 802.3af and 802.3at Standards, for the full term of our Remote Power Patent, which expires in March 2020. The royalty rate is subject to adjustment beginning after the first quarter of 2008 to a rate consistent with other similarly situated licensees of the Remote Power Patent based on units of shipments of licensed products. In addition, D-Link paid the Company $100,000 upon signing of the Settlement Agreement.

[2] On November 17, 2005 the Company entered into a Settlement Agreement with PowerDsine, Inc and PowerDsine Ltd. which dismisses, with prejudice, a civil action brought by PowerDsine in the United States District Court for the Southern District of New York that sought a declaratory judgment that U.S. Patent No. 6,218,930 (the "Remote Power Patent") owned by the Company was invalid and not infringed by PowerDsine and/or its customers. Under the terms of the Settlement Agreement, the Company has agreed that it will not initiate litigation against PowerDsine for its sale of Power over Ethernet (PoE) integrated circuits. In addition, the Company has agreed that it will not seek damages for infringement from customers that incorporate PowerDsine integrated circuit products in PoE capable Ethernet switches manufactured on or before April 30, 2006. PowerDsine has agreed that it will not initiate, assist or cooperate in any legal action relating to the Remote Power Patent. The Company also agreed that it will not initiate litigation against PowerDsine or its customers for infringement of the Remote Power Patent arising from the manufacture and sale of PowerDsine Midspan products for three years following the dismissal date. Following such three year period, the Company may seek damages for infringement of the Remote Power Patent from PowerDsine or its customers with respect to the purchase and sale of Midspan products beginning 90 days following the dismissal date.

NOTE K - SUBSEQUENT EVENTS

[1] In February 2008, the Company commenced litigation against several major data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of the Company's Remote Power Patent. The defendants in the lawsuit include Cisco Systems, Inc., Cisco Linksys, LLC, Enterasys Networks, Inc., 3COM Corporation, Inc., Extreme Networks, Inc., Foundry Networks, Inc., Netgear, Inc. and Adtran, Inc. The Company seeks injunctive relief and monetary damages for infringement based upon reasonable royalties as well as treble damages for the defendants continued willful infringement of the Remote Power Patent. To date all of the defendants, other than Netgear, Inc., have answered the complaint and asserted that they do not infringe any valid claim of the Remote Power Patent, and further asserted that, based on several different theories, the patent claims are invalid or unenforceable. In addition to these defenses, the defendants also asserted counterclaims for, among other things, non-infringement, invalidity, and unenforceability of the Remote Power Patent. In the event that the courts determine that the Remote Power Patent is not valid or enforceable, and/or that the defendants do not infringe, any such determination would have a material adverse effect on the Company.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006


NOTE K - SUBSEQUENT EVENTS (CONTINUED)

[2] Dovel & Luner, LLP provides legal services to the Company with respect to the above referenced litigation (See Note K[1]). The terms of the Company's agreement with Dovel & Luner, LLP provides for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of up to 24% depending upon when an outcome is achieved.

[3] On March 7, 2008, the Company further extended the expiration dates of its outstanding $1.25 Warrants and $1.75 Warrants (See Note H[1]) as follows: (i) the expiration date of the $1.25 Warrants was extended from March 14, 2008 until June 16, 2008 and the exercise price of such warrants was adjusted to $1.30 per share and (ii) the expiration date of our $1.75 Warrants was extended until December 15, 2008 and the exercise price of such warrants was adjusted to $2.00 per share.