Form 10-Q
period 2008-03-31
NETWORK 1 SECURITY SOLUTIONS INC
filed 2008-05-12
CIK 1065078

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 1-14896

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                       ----------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


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

                                  212-829-5770
                                  ------------
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "Large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|                                Accelerated filer |_|

Non-accelerated filer   |_|                        Smaller reporting company |X|
(Do not check if a smaller
 reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of Common Stock, $.01 par value per share, outstanding as of May 8, 2008 was 24,135,557

================================================================================

                       NETWORK-1 SECURITY SOLUTIONS, INC.

                                 Form 10-Q INDEX

                                                                        Page No.
                                                                        --------

PART I.  Financial Information

Item 1.  Financial Statements
         Condensed Balance Sheets as of March 31, 2008 (unaudited)
         and December 31, 2007.............................................  3

         Condensed Statements of Operations for the three months
         ended March 31, 2008 and 2007 (unaudited).........................  4

         Condensed Statements of Cash Flows for the three months
         ended March 31, 2008 and 2007 (unaudited).........................  5

         Notes to Interim Unaudited Condensed Financial Statements.........  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................... 13

Item 3.  Controls and Procedures........................................... 17


PART II. Other Information

Item 1.  Legal Proceedings................................................. 17

Item 1A. Risk Factors...................................................... 19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....... 19

Item 3.  Defaults Upon Senior Securities................................... 19

Item 4.  Submission of Matters to a Vote of Security Holders............... 19

Item 5.  Other Information................................................. 19

Item 6.  Exhibits.......................................................... 19


Signatures................................................................. 20

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       NETWORK-1 SECURITY SOLUTIONS, INC.

                            CONDENSED BALANCE SHEETS
                                    UNAUDITED

                                                                       MARCH 31,        DECEMBER 31,
                                                                          2008              2007
                                                                      ------------      ------------
                                                                       (UNAUDITED)
ASSETS:
Current assets:
   Cash and cash equivalents                                          $  5,511,000      $  5,928,000
   Royalty and Interest Receivable                                          35,000            23,000
   Other current assets                                                     61,000            71,000
                                                                      ------------      ------------

        Total current assets                                             5,637,000         6,022,000

Security Deposits                                                            6,000             6,000
Patents                                                                     71,000            72,000
                                                                      ------------      ------------

                                                                      $  5,684,000      $  6,100,000
                                                                      ============      ============


LIABILITIES:

Current liabilities:
   Accounts payable                                                   $    113,000      $    103,000
   Accrued expenses and other current liabilities                           84,000           264,000
                                                                      ------------      ------------

        Total current liabilities                                          198,000           367,000
                                                                      ------------      ------------


Commitments and contingencies

STOCKHOLDERS' EQUITY


Common stock - $0.01 par value ; authorized 50,000,000 shares;
   24,135,557 shares issued and outstanding at March 31, 2008 and
   December 31, 2007                                                       241,000           241,000

Additional paid-in capital                                              54,842,000        54,769,000
Accumulated deficit                                                    (49,596,000)      (49,277,000)
                                                                      ------------      ------------

                                                                         5,486,000         5,733,000
                                                                      ------------      ------------
                                                                      $  5,684,000      $  6,100,000
                                                                      ============      ============

See notes to condensed financial statements

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                            Three Months Ended
                                                                                 March 31,
                                                                      ------------------------------
                                                                          2008              2007
                                                                      ------------      ------------
Royalty Revenue                                                       $     69,000              --
Cost of Revenue                                                              3,000              --
                                                                      ------------      ------------
            Gross Profit                                                    66,000              --
                                                                                        ------------

Operating Expenses:
   General and administrative                                              352,000      $    614,000
   Non-cash compensation                                                    73,000           461,000
                                                                      ------------      ------------

            Total Operating Expenses                                       425,000         1,075,000

OPERATING LOSS                                                            (359,000)       (1,075,000)


Other Income (Expenses):                                                    40,000            15,000
                                                                      ------------      ------------
   Interest income, net

            Loss Before Income Taxes                                      (319,000)       (1,060,000)

INCOME TAXES                                                                  --                --
                                                                      ------------      ------------

            Net Loss                                                  $   (319,000)     $ (1,060,000)

Net loss per share - Basic and Diluted                                $      (0.01)     $      (0.05)
                                                                      ============      ============


Weighted average number of common shares outstanding                    24,135,557        19,784,724
                                                                      ============      ============

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                        CONDENSED STATEMENTS OF CASH FLOW
                                    UNAUDITED

                                                                       Three Months Ended March 31,
                                                                      ------------------------------
                                                                          2008              2007
                                                                      ------------      ------------
Cash flows from operating activities:
    Net loss                                                          $   (319,000)     $ (1,060,000)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                          1,000             3,000

      Non Cash Compensation                                                 73,000           461,000
      Changes in:
         Prepaid expenses and other current assets                           2,000            22,000
         Accounts payable, accrued expenses and other
           current liabilities                                            (170,000)         (148,000
                                                                      ------------      ------------


            Net cash used in operating activities                         (417,000)         (722,000)

  Cash Flows from Investing Activities                                          __                __


  Cash Flows from Financing Activities
      Issuance of Common Stock                                                  __            11,000


  NET INCREASES [DECREASE] IN CASH AND CASH EQUIVALENTS                   (417,000)          711,000
                                                                      ------------      ------------
  Cash and cash equivalents, beginning of period                         5,928,000         1,797,000
                                                                      ------------      ------------

  CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  5,511,000      $  1,086,000
                                                                      ============      ============


    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid during the periods for:
        Interest                                                      $      1,000      $      1,000
        Taxes                                                         $       --        $       --






See notes to condensed financial statements

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] BASIS OF PRESENTATION:

The accompanying condensed financial statements as of March 31, 2008 and for the three month periods ended March 31, 2008 and March 31, 2007, are unaudited, but, in the opinion of the management of Network-1 Security Solutions, Inc. (the "Company"), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 2008, and the results of its operations and its cash flows for the three month periods ended March 31, 2008 and March 31, 2007. The condensed financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations to be expected for the full year.

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

To date, the Company's efforts with respect to its Patent Portfolio have focused on licensing our patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the "Remote Power Patent"). In August, 2007, as part of a settlement agreement relating to the Company's litigation with D-Link, the Company entered into a license agreement with D-Link pertaining to its Remote Power Patent (See Note D[2]). In February 2008, the Company commenced patent infringement litigation against several major data networking equipment manufacturers including Cisco Systems, Inc. and 7 other defendants.

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)

(b) As reflected in the accompanying financial statements, the Company has incurred substantial losses and has experienced net cash outflows from operations for 2007 and the three month period ended March 31, 2008. For the year ended December 31, 2007 and the three month period ended March 31, 2008, the Company had revenue of $232,000 and $69,000, respectively. The Company will continue to have operating losses for the foreseeable future until it is successful in licensing its patented technologies. The Company has been dependent upon equity financing to fund its operations. The Company had cash and cash equivalents of $5,511,000 as of March 31, 2008. The Company believes its current cash position will more likely than not be sufficient to satisfy the Company's operations and capital requirements until at least December 31, 2009, although there can be no assurance that such funds will not be expended prior thereto.


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

On February 28, 2007, the Company granted a 5 year option to its Chairman and CEO to purchase 375,000 shares at an exercise price of $1.46 per share in accordance with a new employment agreement (See Note C - Employment Arrangements and Other Agreements). Such options vested in equal quarterly amounts of 93,750 shares beginning March 31, 2007 through December 31, 2007. The Company recorded non-cash compensation expenses of $63,000 for this option during the quarter ended March 31, 2007 based on the Black-Scholes option-pricing model. In addition, during the quarter ended March 31, 2007, the Company recorded non-cash compensation expense of $17,000 for the vested portion of options granted to directors and consultants prior to January 1, 2007.

On January 2, 2008, the Company granted the following options: (i) 5 year options to purchase an aggregate of 150,000 shares, at an exercise price of $1.45 per share, to each of its 3 outside directors, 75,000 shares of which vested on grant and 75,000 shares vest over one year in equal monthly installments, and (ii) a 5 year option to purchase 100,000 shares, at an exercise price of $1.45 per share, granted to a consultant, which vests over a 5 year period in equal monthly installments. The Company recorded non-cash compensation expense of $12,000 for these options based on the Black-Scholes option-pricing model.

In February 2008, the Company also granted to another consultant a 5 year option to pursue 50,000 shares, at an exercise price of $1.42 per share, and also granted to a new advisory board member an option to purchase 17,500 shares, at an exercise price of $1.32 per share, which option vests on a quarterly basis. The Company recorded non-cash compensation expense of $9,000 for these options based on the Black-Scholes option-pricing model.

On February 28, 2008 the Company granted an additional 5 year option to its Chairman and CEO to purchase 375,000 shares at an exercise price of $1.32 per share pursuant to his employment agreement. These options vest in equal quarterly amounts of 93,750 shares beginning March 31, 2008 through December 31, 2008. The Company recognized non-cash compensation expense of $48,000 for these options during the quarter ended March 31, 2008. In addition, during the three month period ended March 31, 2008 the Company recorded non-cash compensation expense of $4,000 for the vested portion of options granted to a consultant prior to January 1, 2008.

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing utilizing the fo assumptions:

                                               THREE MONTHS ENDED MARCH 31,
                                            ----------------------------------
                                                2008                  2007
                                            ------------          ------------
    Risk-free interest rates                2.73% - 3.28%             4.52%
    Expected option life in years           5 yrs.                    5 yrs.
    Expected stock price volatility        37.32 - 37.35%             45.92%
    Expected dividend yield                -0-                        -0-

[4] REVENUE RECOGNITION:

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


[5] LOSS PER SHARE:

Basic net loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. Potential shares of 12,070,856 and 9,581,481 at March 31, 2008 and 2007, respectively, are anti-dilutive, and are not included in the calculation of diluted loss per share. Such potential common shares reflect outstanding options and warrants.

[6] CASH EQUIVALENTS:

The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). At March 31, 2008, the Company maintained cash balance of approximately $5,411,000 in excess of FDIC limits.

NOTE B - COMMITMENTS AND CONTINGENCIES

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

AMENDED PATENT PURCHASE AGREEMENT:

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

LEGAL FEES:

Dovel & Luner, LLP provides legal services to the Company with respect to the litigation commenced in February 2008 against several major data networking equipment manufacturers (See Note D[1]). The terms of the Company's agreement with Dovel & Luner, LLP provides for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of up to 24% depending upon when an outcome is achieved.

With respect to the Company's litigation against D-Link, which was settled in May 2007 (See Note D[2]), the Company utilized the services of Blank Rome, LLP on a full contingency basis. In accordance with the Company's contingency fee agreement with Blank Rome LLP, the Company will pay legal fees to Blank Rome LLP equal to 25% of the royalty revenue received by the Company from its license agreement with D-Link after the Company recovers its expenses related to the litigation.

NOTE C - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

On February 28, 2007, the Company entered into a new Employment Agreement with Corey M. Horowitz pursuant to which Mr. Horowitz continued to serve as Chairman and Chief Executive Officer for a two year term at an annual base salary of $288,750 for the first year, increasing by 5% for the second year. In connection with his employment agreement, Mr. Horowitz was issued a five (5) year option to purchase 375,000 shares of common stock at an exercise price of $1.46 per share which vests, on a quarterly basis over a one year period subject to acceleration upon a change of control. The Company also agreed to issue to Mr. Horowitz on the one year anniversary date an additional five (5) year option to purchase a minimum of 375,000 shares of our common stock at an exercise price equal to the closing price of our common stock on the date of grant, which option will vest on a quarterly basis over a one year period. On February 28, 2008, the Company issued such option to Mr. Horowitz to purchase 375,000 shares at an exercise price of $1.32 per share. In addition to the aforementioned option grants, the Company agreed to extend for an addition three (3) years the expiration dates of all options and warrants (an aggregate of 2,620,000 shares) expiring in calendar year 2007 and 2008 owned by Mr. Horowitz and CMH Capital Management Corp. ("CMH"), an affiliate. In connection with the extension of the expiration dates of such options and warrants, the Company recorded compensation expense of $371,000 during the quarter ended March 31, 2007 based on the Black-Scholes option pricing model. Under the terms of his Employment Agreement, Mr. Horowitz shall receive bonus compensation in a amount equal to 5% of Company royalties or other payments (before deduction of payments to third parties including, but not limited to, legal fees and expenses and third party license fees) received from licensing its patents (including patents currently owned and acquired or licensed on an exclusive basis during the period in which Mr. Horowitz continues to serve as an executive officer of the Company) (the "Royalty Bonus Compensation"). For the three months ended March 31, 2008, Mr. Horowitz received $3,000, of Royalty Bonus Compensation. Mr. Horowitz shall also receive bonus compensation equal 5% of the gross proceeds from (i) the sale of any of the Company's patents or (ii) the Company's merger with or into another corporation or entity. The Royalty Bonus Compensation shall continue to be paid to Mr. Horowitz for the life of each of the Company's patents with respect to licenses entered into by us with third parties during Mr. Horowitz's term of employment or at anytime thereafter, whether Mr. Horowitz is employed by the Company or not, provided, that, Mr. Horowitz's employment has not been terminated by the Company "For Cause" (as defined) or terminated by Mr. Horowitz without "Good Reason" (as defined). In the event that Mr. Horowitz's employment is terminated by the Company "Other Than For Cause" (as defined) or by Mr. Horowitz for "Good Reason" (as defined), Mr. Horowitz shall be entitled to a severance of 12 months base salary.

In accordance with his employment agreement, Mr. Horowitz also has certain anti-dilution rights which provide that if at any time during the period ended December 31, 2008, in the event that the Company completes an offering of its common stock or any securities convertible or exercisable into common stock (exclusive of securities issued upon exercise of outstanding options, warrants or other convertible securities), Mr. Horowitz shall receive from the Company, at the same price as the securities issued in the financing, such number of additional options to purchase common stock so that he maintains the same derivative ownership percentage (21.47%) of the Company based upon options and warrants owned by Mr. Horowitz and CMH (an affiliated entity) and exclusive of his ownership of shares of common stock as he and CMH owned as of the time of execution of his employment agreement; provided, that, the aforementioned anti-dilution protection shall be afforded to Mr. Horowitz up to maximum future financings of $2.5 million. In April 2007, with respect to the Company's completion of a $5.0 million private placement, Mr. Horowitz was issued a five
(5) year option to purchase 732,709 shares of common stock, at an exercise price of $1.67 per share, in accordance with the aforementioned anti-dilution provision of his employment agreement.

NOTE D - LITIGATION

[1] In February 2008, the Company commenced litigation against several major data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of the Company's Remote Power Patent. The defendants in the lawsuit include Cisco Systems, Inc., Cisco Linksys, LLC, Enterasys Networks, Inc., 3COM Corporation, Inc., Extreme Networks, Inc., Foundry Networks, Inc., Netgear, Inc. and Adtran, Inc. The Company seeks injunctive relief and monetary damages for infringement based upon reasonable royalties as well as treble damages for the defendants continued willful infringement of the Remote Power Patent. To date all of the defendants have answered the complaint and asserted that they do not infringe any valid claim of the Remote Power Patent, and further asserted that, based on several different theories, the patent claims are invalid or unenforceable. In addition to these defenses, the defendants also asserted counterclaims for, among other things, non-infringement, invalidity, and unenforceability of the Remote Power Patent. In the event that the courts determine that the Remote Power Patent is not valid or enforceable, and/or that the defendants do not infringe, any such determination would have a material adverse effect on the Company.

[2] In August 2005, the Company commenced patent litigation against D-Link Corporation and D-Link Systems, Incorporated (collectively "D-Link") in the United States District Court for the Eastern District of Texas, Tyler division (Civil Action No. 6:05W291), for infringement of the Company's Remote Power Patent. The complaint sought, among other things, a judgment that the Company's Remote Power Patent is enforceable and has been infringed by the defendants.

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

[3] On November 17, 2005 the Company entered into a Settlement Agreement with PowerDsine, Inc and PowerDsine Ltd. which dismisses, with prejudice, a civil action brought by PowerDsine in the United States District Court for the Southern District of New York that sought a declaratory judgment that U.S. Patent No. 6,218,930 (the "Remote Power Patent") owned by the Company was invalid and not infringed by PowerDsine and/or its customers. Under the terms of the Settlement Agreement, the Company has agreed that it will not initiate litigation against PowerDsine for its sale of Power over Ethernet (PoE) integrated circuits. In addition, the Company has agreed that it will not seek damages for infringement from customers that incorporate PowerDsine integrated circuit products in PoE capable Ethernet switches manufactured on or before April 30, 2006. PowerDsine has agreed that it will not initiate, assist or cooperate in any legal action relating to the Remote Power Patent. The Company also agreed that it will not initiate litigation against PowerDsine or its customers for infringement of the Remote Power Patent arising from the manufacture and sale of PowerDsine Midspan products for three years following the dismissal date. Following such three year period, the Company may seek damages for infringement of the Remote Power Patent from PowerDsine or its customers with respect to the purchase and sale of Midspan products beginning 90 days following the dismissal date.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WHICH ARE STATEMENTS THAT INCLUDE INFORMATION BASED UPON BELIEF OF OUR MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION AVAILABLE TO MANAGEMENT. STATEMENTS CONTAINING TERMS SUCH AS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS" OR SIMILAR WORDS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED BEGINNING ON PAGES 8-14 OF OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR 2007.


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

     To date, our efforts with respect to our Patent Portfolio have focused on licensing our patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the "Remote Power Patent"). In August, 2007, as part of a settlement agreement relating to our litigation with D-Link, we entered into a license agreement with D-Link pertaining to our Remote Power Patent (See Note D[2] to our financial statements). In February 2008, we commenced patent infringement litigation against several major data networking equipment manufacturers including Cisco Systems, Inc. and seven (7) other defendants (See Note D[1] to our financial statements). During the next 12 months we do not presently anticipate licensing efforts for our other patents besides our Remote Power Patent.

     To date we have incurred significant losses and at March 31, 2008 had an accumulated deficit of $(49,596,000). For the year ended December 31, 2007 and for the three months ended March 31, 2008, we incurred net losses of $(2,998,000) and $(319,000), respectively. We anticipate that we will continue to incur losses until we enter into additional license agreements with respect to our patented technologies. We achieved revenue of $232,000 from our technology licensing business for the year ended December 31, 2007 and $69,000 for the three months ended March 31, 2008 with respect to royalties pertaining to our Remote Power Patent. Our inability to consummate additional material license agreements and achieve revenue from our patented technologies would have a material adverse effect on our operations and our ability to continue business.

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

     In February 2008, we commenced litigation against several major data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent. The defendants in the lawsuit include Cisco Systems, Inc., Cisco Linksys, LLC, Enterasys Networks, Inc., 3COM Corporation, Inc., Extreme Networks, Inc., Foundry Networks, Inc., Netgear, Inc. and Adtran, Inc. We seek injunctive relief and monetary damages for infringement based upon reasonable royalties as well as treble damages for the defendant's continued willful infringement of our Remote Power Patent. To date all of the defendants have answered the complaint and asserted that they do not infringe any valid claim of our Remote Power Patent, and further asserted that, based on several different theories, the patent claims are invalid or unenforceable. In addition to these defenses, the defendants also asserted counterclaims for, among other things, non-infringement, invalidity, and unenforceability of our Remote Power Patent. In the event that the Court determines that our Remote Power Patent is not valid or enforceable, and/or that the defendants do not infringe, any such determination would have a material adverse effect on us.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

     We had revenues of $69,000 for the three months ended March 31, 2008 which were related to the receipt of royalties from D-Link for the three months ended March 31, 2008 pursuant to our license agreement with D-Link. We had no revenues for the three months ended March 31, 2007.

     We had a cost of royalties of $3,000 for the three months ended March 31, 2008 which was related to the payment of bonus compensation on the royalties pursuant to an employment agreement with our Chief Executive Officer. The gross profit for the three months ended March 31, 2008 was $66,000 as compared to no gross profit for the three months ended March 31, 2007.

     General and administrative expenses include overhead expenses, and finance, accounting, legal and other professional services incurred by us. General and administrative expenses decreased by $262,000, from $614,000 for the three months ended March 31, 2008 to $352,000 for the three months ended March 31, 2007 due primarily to decreased legal fees and expenses attributable to the settlement of the D-Link litigation.

     We incurred an operating loss of ($359,000) for the three months ended March 31, 2008 compared with an operating loss of ($1,075,000) for the three months ended March 31, 2007. Included in the operating loss for the three months ended March 31, 2008 was $73,000 in charges relating to non-cash compensation expenses as compared to $461,000 or such non-cash expenses for the three months ended March 31, 2007. These losses were offset by interest earned of $40,000 and $15,000 for the three months ended March 31, 2008 and 2007, respectively.

     No provision for or benefit from federal, state or foreign income taxes was recorded for three months ended March 31, 2008 and March 31, 2007 because we incurred net operating losses and fully reserved our deferred tax assets as their future realization could not be determined.

     As a result of the foregoing, we incurred a net loss of $(319,000) for the three months ended March 31, 2008 compared with a net loss of $(1,060,000) for the three months ended March 31. 2007.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from the sale of equity securities. In April 2007, we completed a private offering of equity securities resulting in gross proceeds of $5,000,000. In addition, during the fourth quarter of 2007 we received $1,184,375 of cash proceeds from the exercise of warrants issued in December 2004 and January 2005. We anticipate, based on currently proposed plans and assumptions, relating to our operations, that our cash and cash equivalents of approximately $5,511,000 as of March 31, 2008 will more likely than not be sufficient to satisfy our operations and capital requirements until at least December 31, 2009. There can be no assurance, however, that such funds will not be expended prior thereto. In the event our plans change, or our assumptions change, or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), we may have insufficient funds to support our operations prior to December 31, 2009. Our inability to consummate licensing arrangements with respect to our Remote Power Patent and generate revenues therefrom on a timely basis or obtain additional financing when needed would have a material adverse effect on our company, requiring us to curtail or cease operations. In addition, any equity financing may involve substantial dilution to our current stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have reviewed our disclosure controls and procedures of the Company as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this review, these officers concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

     Pending Litigation Against Major Data Networking Equipment Manufacturers

In February 2008, we commenced litigation against several major data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent. The defendants in the lawsuit include Cisco Systems, Inc., Cisco Linksys, LLC, Enterasys Networks, Inc., 3COM Corporation, Inc., Extreme Networks, Inc., Foundry Networks, Inc., Netgear, Inc. and Adtran, Inc. We seek injunctive relief and monetary damages for infringement based upon reasonable royalties as well as treble damages for the defendant's continued willful infringement of our Remote Power Patent. To date all of the defendants have answered the complaint and asserted that they do not infringe any valid claim of our Remote Power Patent, and further asserted that, based on several different theories, the patent claims are invalid or unenforceable. In addition to these defenses, the defendants also asserted counterclaims for, among other things, non-infringement, invalidity, and unenforceability of our Remote Power Patent. In the event that the Court determines that our Remote Power Patent is not valid or enforceable, and/or that the defendants do not infringe, any such determination would have a material adverse effect on our company.

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

ITEM 1A. RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and trading price of our common stock.

Our Annual Report on Form 10-KSB for the year ended December 31, 2007 includes a detailed discussion of our risk factors and should be carefully considered by investors.

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







DATE:  May 12, 2008