Form 10-Q
period 2008-06-30
NETWORK 1 SECURITY SOLUTIONS INC
filed 2008-08-14
CIK 1065078

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

                                  212-829-5770
                                  ------------
                         (Registrant's Telephone Number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "Large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|                        Accelerated filer |_|
Non-accelerated filer   |_|                        Smaller reporting company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of Common Stock, $.01 par value per share, outstanding as of August 12, 2008 was 24,135,557.
================================================================================

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                       NETWORK-1 SECURITY SOLUTIONS, INC.

                                      INDEX

                                                                        Page No.

PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS
           Condensed Balance Sheets as of June 30, 2008 (unaudited)
           and December 31, 2007..............................................3

           Condensed Statements of Operations for the three and
           six months ended June 30, 2008 and 2007 (unaudited)................4

           Condensed Statements of Cash Flows for the six months
           ended June 30, 2008 and 2007 (unaudited)...........................5

           Notes to Condensed Financial Statements............................6

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION................................14

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........18

Item 4.    CONTROLS AND PROCEDURES...........................................19




PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.................................................19

Item 1A.   Risk Factors......................................................21

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.......21

Item 3.    Defaults Upon Senior Securities...................................21

Item 4.    Submission of Matters to a Vote of Security Holders...............21

Item 5.    Other Information.................................................21

Item 6.    Exhibits..........................................................21


SIGNATURES...................................................................22

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       NETWORK-1 SECURITY SOLUTIONS, INC.

                            CONDENSED BALANCE SHEETS
                                    UNAUDITED

                                                             June 30,        DECEMBER 31,
                                                               2008              2007
                                                           ------------      ------------
                                                            (UNAUDITED)
ASSETS:

Current assets:
   Cash and cash equivalents                               $  5,140,000      $  5,928,000
   Royalty and Interest Receivable                               28,000            23,000
   Other current assets                                          41,000            71,000
                                                           ------------      ------------

        Total current assets                                  5,209,000         6,022,000

Security Deposits                                                 6,000             6,000
Patents                                                          69,000            72,000
                                                           ------------      ------------

                                                           $  5,284,000      $  6,100,000
                                                           ============      ============


LIABILITIES:

Current liabilities:
   Accounts payable                                        $     42,000      $    103,000
   Accrued expenses and other current liabilities                84,000           264,000
                                                           ------------      ------------

        Total current liabilities                               126,000           367,000
                                                           ------------      ------------


Commitments and contingencies

STOCKHOLDERS' EQUITY:

Common stock - $0.01 par value ; authorized 50,000,000
   shares; 24,135,557 shares issued and outstanding
   at June 30, 2008 and December 31, 2007                       241,000           241,000

Additional paid-in capital                                   54,915,000        54,769,000
Accumulated deficit                                         (49,998,000)      (49,277,000)
                                                           ------------      ------------

                                                              5,158,000         5,733,000
                                                           ------------      ------------
                                                           $  5,284,000      $  6,100,000
                                                           ============      ============

See notes to condensed financial statements

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                          JUNE 30,                            JUNE 30,
                                               ------------------------------      -----------------------------
                                                   2008              2007              2008              2007
                                               ------------      ------------      ------------      ------------
Royalty Revenue                                $     65,000      $       --        $    134,000      $       --
Cost of Revenue                                       4,000              --               7,000              --
                                               ------------      ------------      ------------      ------------
         Gross Profit                                61,000              --             127,000              --
                                               ------------      ------------      ------------      ------------

Operating expenses:
          General and administrative           $    418,000      $    619,000      $    770,000      $  1,233,000
           Non Cash Compensation                     73,000           766,000           146,000         1,227,000
                                               ------------      ------------      ------------      ------------
Total Operating Expense                        $    491,000         1,385,000           916,000         2,460,000
                                               ------------      ------------      ------------      ------------


LOSS BEFORE INTEREST INCOME                        (430,000)       (1,385,000)         (789,000)       (2,460,000)
Interest income - net                                28,000            48,000            68,000            63,000
                                               ------------      ------------      ------------      ------------

Net Loss                                       $   (402,000)     $ (1,337,000)     $   (721,000)     $ (2,397,000)
                                               ============      ============      ============      ============



LOSS PER COMMON SHARE: BASIC AND DILUTED       $      (0.02)     $      (0.06)     $      (0.03)     $      (0.11)
                                               ============      ============      ============      ============



WEIGHTED AVERAGE SHARES: BASIC AND DILUTED       24,135,557        22,589,449        24,135,557        21,194,834
                                               ============      ============      ============      ============

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                SIX MONTHS ENDED JUNE 30,
                                                              ----------------------------
                                                                  2008             2007
                                                              -----------      -----------
Cash flows from operating activities:
 Net loss                                                     $  (721,000)     $(2,397,000)
 Adjustments to reconcile net loss to net cash used in
 operating activities:
    Depreciation and amortization                                   3,000            5,000

    Non Cash Compensation                                         146,000        1,227,000
    Changes in:
       Prepaid expenses and other current assets                   26,000           45,000
       Accounts payable, accrued expenses and other
         current liabilities                                     (242,000)        (299,000)
                                                              -----------      -----------


          Net cash used in operating activities                  (788,000)      (1,419,000)
                                                              -----------      -----------

Cash Flows from Investing Activities                                 --               --
                                                              -----------      -----------

Cash Flows from Financing Activities
    Issuance of Common Stock, net of expenses of $275,000            --          4,767,000
                                                              -----------      -----------

NET INCREASES (DECREASE) IN CASH AND CASH EQUIVALENTS            (788,000)       3,348,000
Cash and cash equivalents, beginning of period                  5,928,000        1,797,000
                                                              -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 5,140,000      $ 5,145,000
                                                              ===========      ===========

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the periods for:
              Interest                                        $     2,000      $     2,000
              Taxes                                           $      --        $      --


See notes to condensed financial statements

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] BASIS OF PRESENTATION:

The accompanying condensed financial statements as of June 30, 2008 and for the three and six month periods ended June 30, 2008 and June 30, 2007 are unaudited, but in the opinion of the management of Network-1 Security Solutions, Inc. (the "Company"), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 2008, and the results of its operations and its cash flows for the three and six month periods ended June 30, 2008 and June 30, 2007. The condensed financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results of operations to be expected for the full year.

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

[2] BUSINESS: (CONTINUED)

agreement with D-Link pertaining to its Remote Power Patent (See Note D[2]). In February 2008, the Company commenced patent infringement litigation against several major data networking equipment manufacturers including Cisco Systems, Inc. and 7 other defendants (See Note D[1]). As part of the Company's agreement with Microsemi Corp. - Analog Mixed Signal Group Ltd. ("Microsimi-Analog") entered into in June 2008, Microsemi Corporation, the parent company of Microsemi-Analog, entered into a license agreement, dated August 13, 2008, with the Company with respect to the Remote Power Patent as part of the Company's Special Licensing Program (See Note D[3]). At least for the next twelve months, the Company does not currently anticipate licensing efforts for its other patents besides its Remote Power Patent.

(b) As reflected in the accompanying financial statements, the Company has incurred substantial losses and has experienced net cash outflows from operations for the year ended December 31, 2007 and the three and six month period ended June 30, 2008. For the year ended December 31, 2007 and the three and six month period ended June 30, 2008, the Company had revenue $232,000, $65,000 and $134,000, respectively. The Company will continue to have operating losses for the foreseeable future until it is successful in licensing its patented technologies. The Company is dependent upon equity financings until it generates sufficient cash flow from operations. The Company had cash and cash equivalents of $5,140,000 as of June 30, 2008. The Company believes its current cash position will more likely than not be sufficient to satisfy the Company's operations and capital requirements until at least December 31, 2009, although there can be no assurance that such funds will not be expended prior thereto.

[3] STOCK-BASED COMPENSATION:

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), SHARE BASED PAYMENT, or SFAS 123(R), which is a revision of Statement No. 123 ("SFAS 123") ACCOUNTING FOR STOCK BASED COMPENSATION. SFAS 123(R) supersedes Accounting Principles Board ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB"), and amends Financial Accounting Standards Board ("FASB") Statement No. 95. STATEMENT OF CASH FLOWS. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

On February 28, 2007, the Company granted a 5 year option to its Chairman and CEO to purchase 375,000 shares of common stock, at an exercise price of $1.46 per share, in accordance with a new employment agreement (See Note C - Employment Arrangements and Other Agreements). Such options vested in equal quarterly amounts of 93,750 shares beginning March 31, 2007 through December 31, 2007. The Company recorded non-cash compensation expenses of $63,000 for this option during the quarter ended March 31, 2007 based on the Black-Scholes option-pricing model. In addition, during the quarter ended March 31, 2007, the Company recorded non-cash compensation expense of $17,000 for the vested portion of options granted to directors and consultants prior to January 1, 2007.

On January 2, 2008, the Company granted the following options: (i) 5 year options to purchase an aggregate of 150,000 shares of common stock, at an exercise price of $1.45 per share, to its 3 outside directors, 75,000 shares of which vested on grant and 75,000 shares vest over one year in equal monthly installments, and (ii) a 5 year option to purchase 100,000 shares of common stock, at an exercise price of $1.45 per share, granted to a consultant, which vests over a 5 year period in equal monthly installments. The Company recorded non-cash compensation expense of $24,000 for these options based on the Black-Scholes option-pricing model.

In February 2008, the Company also granted to another consultant a 5 year option to pursue 50,000 shares of common stock, at an exercise price of $1.42 per share, and also granted to a new advisory board member an option to purchase 17,500 shares of common stock, at an exercise price of $1.32 per share, which option vests on a quarterly basis. The Company recorded non-cash compensation expense of $18,000 for these options based on the Black-Scholes option-pricing model.

On February 28, 2008 the Company granted an additional 5 year option to its Chairman and CEO to purchase 375,000 shares of common stock, at an exercise price of $1.32 per share, pursuant to his employment agreement. These options vest in equal quarterly amounts of 93,750 shares beginning March 31, 2008 through December 31, 2008. The Company recognized non-cash compensation expense of $96,000 for these options during the six months ended June, 2008. In addition, during the six month period ended June 30, 2008 the Company recorded non-cash compensation expense of $8,000 for the vested portion of options granted to a consultant prior to January 1, 2008.

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing utilizing the fo assumptions:

                                              SIX MONTHS ENDED JUNE 30,

                                              2008                 2007
                                         --------------          --------
    Risk-free interest rates             2.73% - 3.28%             4.62%
    Expected option life in years            5 yrs.               5 yrs.
    Expected stock price volatility      37.32 - 39.35%           45.92%
    Expected dividend yield                   -0-                  -0-

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

[5] LOSS PER SHARE:

Basic net loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. Potential shares of 12,070,856 and 12,315,857 at June, 2008 and 2007, respectively, are anti-dilutive, and are not included in the calculation of diluted loss per share. Such potential common shares reflect outstanding options and warrants.

[6] CASH EQUIVALENTS:

The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). At June 30, 2008, the Company maintained cash balance of approximately $5,040,000 in excess of FDIC limits.

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

AMENDED PATENT PURCHASE AGREEMENT:

On January 18, 2005, the Company and Merlot Communications, Inc. ("Merlot") amended the Patent Purchase Agreement originally entered into in November 2003 (the "Amendment") pursuant to which the Company paid additional purchase price of $500,000 to Merlot in consideration for the restructuring of future contingent payments to Merlot from the licensing or sale of the Patents. The Amendment provides for future contingent payments by the Company to Merlot of $1.0 million upon achievement of $25 million of Net Royalties (as defined), an additional $1.0 million upon achievement of $50 million of Net Royalties and an additional $500,000 upon achievement of $62.5 million of Net Royalties from licensing or sale of the patents acquired from Merlot. At the time of the original agreement in November 2003 and the Amendment, certain then principal stockholders of the Company and related parties were also principal stockholders and directors of Merlot.

LEGAL FEES:

Dovel & Luner, LLP provide legal services to the Company with respect to the litigation commenced in February 2008 against several major data networking equipment manufacturers (See Note D[1]). The terms of the Company's agreement with Dovel & Luner, LLP provide for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of up to 24% depending upon when an outcome is achieved.

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

NOTE C - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

On February 28, 2007, the Company entered into a new Employment Agreement with Corey M. Horowitz pursuant to which Mr. Horowitz continued to serve as Chairman and Chief Executive Officer for a two year term at an annual base salary of $288,750 for the first year, increasing by 5% for the second year. In connection with his employment agreement, Mr. Horowitz was issued a five (5) year option to purchase 375,000 shares of common stock, at an exercise price of $1.46 per share, which vests on a quarterly basis over a one year period subject to acceleration upon a change of control. The Company also agreed to issue to Mr. Horowitz on the one year anniversary date an additional five (5) year option to purchase a minimum of 375,000 shares of our common stock at an exercise price equal to the closing price of the Company's common stock on the date of grant, which option will vest on a quarterly basis over a one year period. On February 28, 2008, the Company issued such option to Mr. Horowitz to purchase 375,000 shares at an exercise price of $1.32 per share. In addition to the aforementioned option grants, the Company agreed to extend for an addition three
(3) years the expiration dates of all options and warrants (an aggregate of 2,620,000 shares) expiring in calendar year 2007 and 2008 owned by Mr. Horowitz and CMH Capital Management Corp. ("CMH"), an affiliate. In connection with the extension of the expiration dates of such options and warrants, the Company recorded compensation expense of $371,000 during the three months ended March 31, 2007 based on the Black-Scholes option pricing model. Under the terms of his Employment Agreement, Mr. Horowitz receives bonus compensation in a amount equal to 5% of Company royalties or other payments (before deduction of payments to third parties including, but not limited to, legal fees and expenses and third party license fees) received from licensing its patents (including patents currently owned and acquired or licensed on an exclusive basis during the period in which Mr. Horowitz continues to serve as an executive officer of the Company) (the "Royalty Bonus Compensation"). For the six months ended June 30, 2008, Mr. Horowitz received $7,000 of Royalty Bonus Compensation. Mr. Horowitz shall also receive bonus compensation equal 5% of the gross proceeds from (i) the sale of any of the Company's patents or (ii) the Company's merger with or into another corporation or entity.

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

In accordance with his employment agreement, Mr. Horowitz also had certain anti-dilution rights which provided that if at any time during the period ended December 31, 2008, in the event that the Company completed an offering of its common stock or any securities convertible or exercisable into common stock (exclusive of securities issued upon exercise of outstanding options, warrants or other convertible securities), Mr. Horowitz shall receive from the Company, at the same price as the securities issued in the financing, such number of additional options to purchase common stock so that he maintains the same derivative ownership percentage (21.47%) of the Company based upon options and warrants owned by Mr. Horowitz and CMH, an affiliated entity, (exclusive of his ownership of shares of common stock) as he and CMH owned as of the time of execution of his employment agreement; provided, that, the aforementioned anti-dilution protection was afforded to Mr. Horowitz up to maximum financings of $2.5 million. In April 2007, with respect to the Company's completion of a $5.0 million private placement, Mr. Horowitz was issued a five (5) year option to purchase 732,709 shares of common stock, at an exercise price of $1.67 per share, in accordance with the aforementioned anti-dilution provision of his employment agreement.

NOTE D - LITIGATION

[1] In February 2008, the Company commenced litigation against several major data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of the Company's Remote Power Patent. The defendants in the lawsuit include Cisco Systems, Inc., Cisco Linksys, LLC, Enterasys Networks, Inc., 3COM Corporation, Inc., Extreme Networks, Inc., Foundry Networks, Inc., Netgear, Inc. and Adtran, Inc. The Company seeks injunctive relief and monetary damages for infringement based upon reasonable royalties as well as treble damages for the defendants continued willful infringement of the Remote Power Patent. To date all of the defendants have answered the complaint and asserted that they do not infringe any valid claim of the Remote Power Patent, and further asserted that, based on several different theories, the patent claims are invalid or unenforceable. In addition to these defenses, the defendants also asserted counterclaims for, among other things, non-infringement, invalidity, and unenforceability of the Remote Power Patent. In the event that the Court determines that the Remote Power Patent is not valid or enforceable, and/or that the defendants do not infringe, any such determination would have a material adverse effect on the Company.

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

In August 2007, the Company finalized the settlement of its patent infringement litigation against D-Link. Under the terms of the settlement, D-Link entered into a license agreement for the Company's Remote Power Patent the terms of which include monthly royalty payments of 3.25% of the net sales of D-Link Power over Ethernet products, including those products which comply with the IEEE 802.3af and 802.3at Standards, for the full term of our Remote Power Patent, which expires in March 2020. The royalty rate is subject to adjustment to a rate consistent with other similarly situated licensees of the Remote Power Patent based on units of shipments of licensed products. In addition, D-Link paid the Company $100,000 upon signing of the Settlement Agreement.

[3] On November 17, 2005 the Company entered into a Settlement Agreement with PowerDsine, Inc and PowerDsine Ltd. which dismisses, with prejudice, a civil action brought by PowerDsine in the United States District Court for the Southern District of New York that sought a declaratory judgment that U.S. Patent No. 6,218,930 (the "Remote Power Patent") owned by the Company was invalid and not infringed by PowerDsine and/or its customers. Under the terms of the Settlement Agreement, the Company has agreed that it will not initiate litigation against PowerDsine for its sale of Power over Ethernet (PoE) integrated circuits. In addition, the Company agreed that it will not seek damages for infringement from customers that incorporate PowerDsine integrated circuit products in PoE capable Ethernet switches manufactured on or before April 30, 2006. PowerDsine has agreed that it will not initiate, assist or cooperate in any legal action relating to the Remote Power Patent. The Company also agreed that it will not initiate litigation against PowerDsine or its customers for infringement of the Remote Power Patent arising from the manufacture and sale of PowerDsine Midspan products for three years following the dismissal date. Following such three year period, the Company may seek damages for infringement of the Remote Power Patent from PowerDsine or its customers with respect to the purchase and sale of Midspan products beginning 90 days following the dismissal date. No licenses to use the technologies covered by the Company's Remote Power Patent were granted to PowerDsine or its customers under the terms of the settlement. The Settlement Agreement further provides that PowerDsine is obligated to provide each of its customers with written notice of the settlement which notice shall disclose that no license for the Company's Remote Power Patent has been provided to PowerDsine's customers and that in order to combine, modify or integrate any PowerDsine product with or into any other device or software, PowerDsine's customers may need to receive patent license(s) for such third party patents which is the customer's responsibility.

In June 2008 the Company entered into a new agreement with Microsemi Corp-Analog Mixed Signal Group Ltd (previously PowerDsine Ltd), a subsidiary of Microsemi Corporation (Nasdaq: MSCC) a leading manufacturer of high performance analog mixed-signal integrated circuits and high reliability semiconductors, which, among other things, amended the prior settlement agreement entered into between the parties in November 2005. Under the new agreement, on June 25, 2008 the Company announced the commencement of an industry-wide Special Licensing Program for its "Remote Power Patent to vendors of PoE equipment. The Special Licensing Program is of limited duration (through December 31, 2008) and is being implemented on an industry-wide basis to offer discounted running royalty rates and exceptions to the Company's standard licensing terms and conditions for the `930 Patent to PoE vendors who are "early adopters" and enter into license agreements without delay to avoid litigation and higher royalties. The new agreement enables Microsemi to assist in its customer's evaluation of the Remote Power Patent and the terms being made available to vendors of PoE equipment pursuant to the Company's new Special Licensing Program, an activity that was previously prohibited by the 2005 Settlement Agreement with PowerDsine. As part of the Company's agreement with Microsemi Corp-Analog Mixed Signal Group Ltd. ("Microsemi-Analog") entered into in June 2008, Microsemi Corporation ("Microsemi"), the parent company of Microsemi-Analog, entered into a license agreement, dated August 13, 2008, with the Company with respect to the Remote Power Patent as part of the Special Licensing Program. The license agreement provides that Microsemi is obligated to pay the Company quarterly royalty payments of 2% of the sales price for certain of Microsemi's Midspan PoE products for the full term of the Remote Power Patent (March 2020).

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WHICH ARE STATEMENTS THAT INCLUDE INFORMATION BASED UPON BELIEF OF OUR MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION AVAILABLE TO MANAGEMENT. STATEMENTS CONTAINING TERMS SUCH AS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS" OR SIMILAR WORDS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED BEGINNING ON PAGES 8-14 OF OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR 2007 AND AS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q.

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

     To date, our efforts with respect to our Patent Portfolio have focused on licensing our patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the "Remote Power Patent"). In August, 2007, as part of a settlement agreement relating to our litigation with D-Link, we entered into a license agreement with D-Link pertaining to our Remote Power Patent (See Note D[2] to our financial statements). In February 2008, we commenced patent infringement litigation against several major data networking equipment manufacturers including Cisco Systems, Inc. and seven (7) other defendants (See Note D[1] to our financial statements). During the next 12 months we do not presently anticipate licensing efforts for our other patents besides our Remote Power Patent. In June 2008, as part of our new agreement with Microsemi Corp - Analog Mixed Signal Group Ltd. ("Microsemi"), Microsemi has agreed to enter into a license agreement with us by August 15, 2008 with respect to our Remote Power Patent (See Note D[3]).

     To date we have incurred significant losses and at June 30, 2008 had an accumulated deficit of $(49,998,000). For the year ended December 31, 2007 and for the three and six months ended June 30, 2008, we incurred net losses of $(2,998,000), $(402,000) and $(721,000), respectively. We anticipate that we will continue to incur losses until we enter into additional license agreements with respect to our patented technologies. We achieved revenue of $232,000 from our technology licensing business for the year ended December

31, 2007 and $134,000 for the six months ended June 30, 2008 with respect to royalties pertaining to our Remote Power Patent. Our inability to consummate additional material license agreements and achieve revenue from our patented technologies would have a material adverse effect on our operations and our ability to continue business.

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

     In August 2007 we finalized the settlement of our patent litigation against D-Link in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent (U.S. Patent No. 6,218,930). Under the terms of the settlement, D-Link has agreed to license our the Remote Power Patent the terms of which include monthly royalty payments of 3.25% of the net sales of D-Link branded Power over Ethernet products, including those products which comply with the IEEE 802.3af and 802.3at Standards, for the full life of our Remote Power Patent, which expires in March 2020. The royalty rate is subject to adjustment to a rate consistent with other similarly situated licensees of our Remote Power Patent based on units of shipments of licensed products. In addition, D-Link paid us $100,000 upon signing the settlement agreement. Notwithstanding the settlement and our license agreement with D-Link, there is no assurance that we will achieve significant royalty revenue from D-Link, that we will be able to achieve additional license agreements with third parties relating to our Remote Power Patent or our other patents, or that such license arrangements will result in material revenue to us.

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

     As part of our agreement with Microsemi Corp-Analog Mixed Signal Group Ltd. ("Microsemi-Analog") entered into in June 2008, Microsemi Corporation ("Microsemi"), the parent company of Microsemi-Analog, entered into a license agreement, dated August 13, 2008, with us with respect to the Remote Power Patent as part of our Special Licensing Program. The license agreement provides that Microsemi is obligated to pay us quarterly royalty payments of 2% of the sales price for certain of Microsemi's Midspan PoE products for the full term of the Remote Power Patent (March 2020).

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

     We had revenues of $65,000 for the three months ended June 30, 2008 which were related to the receipt of royalties from D-Link pursuant to our license agreement with D-Link. We had no revenues for the three months ended June 30, 2007.

     We had a cost of royalties of $4,000 for the three months ended June 30, 2008 which was related to the payment of bonus compensation on the royalties pursuant to an employment agreement with our Chief Executive Officer. The gross profit for the three months ended June 30, 2008 was $61,000 as compared to no gross profit for the three months ended June 30, 2007.

     General and administrative expenses include overhead expenses, and finance, accounting, legal and other professional services incurred by us. General and administrative expenses decreased by $201,000, from $619,000 for the three months ended June 30, 2007 to $418,000 for the three months ended June 30, 2008 due primarily to decreased fees and expenses as a result of the settlement of the D-Link litigation.

     We incurred an operating loss of ($430,000) for the three months ended June 30, 2008 compared with an operating loss of ($1,385,000) for the three months ended June 30, 2007. Included in the operating loss for the three months ended June 30, 2008 was $73,000 in charges relating to non-cash compensation expenses as compared to $766,000 for such non-cash compensation expenses for the three months ended June 30, 2007. These losses were offset by interest earned of $28,000 and $48,000 for the three months ended June 30, 2008 and 2007, respectively.

     No provision for or benefit from federal, state or foreign income taxes was recorded for six months ended June 30, 2008 and June 30, 2007 because we incurred net operating losses and fully reserved our deferred tax assets as their future realization could not be determined.

     As a result of the foregoing, we incurred a net loss of $(402,000) for the three months ended June 30, 2008 compared with a net loss of $(1,337,000) for the three months ended June 30, 2007.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

     We had revenues of $134,000 for the six months ended June 30, 2008 which were related to the receipt of royalties from D-Link pursuant to our license agreement with D-Link. We had no revenues for the six months ended June 30, 2007.

     We had a cost of royalties of $7,000 for the six months ended June 30, 2008 which was related to the payment of bonus compensation on the royalties pursuant to an employment agreement with our Chief Executive Officer. The gross profit for the six months ended June 30, 2008 was $127,000 as compared to no gross profit for the six months ended June 30, 2007.

     General and administrative expenses include overhead expenses, and finance, accounting, legal and other professional services incurred by us. General and administrative expenses decreased by $463,000, from $1,233,000 for the six months ended June 30, 2007 to $770,000 for the six months ended June 30, 2008 due primarily to decreased fees and expenses as a result of the settlement of the D-Link litigation.

     We incurred an operating loss of ($789,000) for the six months ended June 30, 2008 compared with an operating loss of ($2,460,000) for the six months ended June 30, 2007. Included in the operating loss for the six months ended June 30, 2008 was $146,000 in charges relating to non-cash compensation expenses as compared to $1,227,000 for such non-cash compensation expenses for the six months ended June 30, 2007. These losses were offset by interest earned of $68,000 and $63,000 for the six months ended June 30, 2008 and 2007, respectively.

     No provision for or benefit from federal, state or foreign income taxes was recorded for six months ended June 30, 2008 and June 30, 2007 because we incurred net operating losses and fully reserved our deferred tax assets as their future realization could not be determined.

     As a result of the foregoing, we incurred a net loss of $(721,000) for the six months ended June 30, 2008 compared with a net loss of $(2,397,000) for the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from the sale of equity securities. In April 2007, we completed a private offering of equity securities resulting in gross proceeds of $5,000,000. In addition, during the fourth quarter of 2007 we received $1,184,375 of cash proceeds from the exercise of warrants issued in December 2004 and January 2005. We anticipate, based on currently proposed plans and assumptions, relating to our operations, that our cash and cash equivalents of approximately $5,140,000 as of June 30, 2008 will more likely than not be sufficient to satisfy our operations and capital requirements until at least December 31, 2009. There can be no assurance, however, that such funds will not be expended prior thereto. In the event our plans change, or our assumptions change, or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), we may have insufficient funds to support our operations prior to December 31, 2009. Our inability to consummate material licensing arrangements with respect to our Remote Power Patent and generate revenues therefrom on a timely basis or obtain additional financing when needed would have a material adverse effect on our company, requiring us to curtail or cease operations. In addition, any equity financing may involve substantial dilution to our current stockholders.

CRITICAL ACCOUNTING POLICIES:

Patents:

We own a patent portfolio that relates to various telecommunications and data networking technologies. We capitalize the costs associated with acquisition, registration and maintenance of the patents and amortizes these assets over their remaining useful lives on a straight-line basis. Any further payments made to maintain or develop the patents would be capitalized and amortized over the balance of the useful life for the patents.

Impairment of long-lived assets:

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we record impairment losses on long-lived assets used in operations or expected to be disposed of when indicators of impairment exist and the cash flows expected to be derived from those assets are less than carrying amounts of those assets.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedure

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

(b) Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Pending Litigation Against Major Data Networking Equipment Manufacturers

In February 2008, we commenced litigation against several major data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent. The defendants in the lawsuit include Cisco Systems, Inc., Cisco Linksys, LLC, Enterasys Networks, Inc., 3COM Corporation, Inc., Extreme Networks, Inc., Foundry Networks, Inc., Netgear, Inc. and Adtran, Inc. We seek injunctive relief and monetary damages for infringement based upon reasonable royalties as well as treble damages for the defendants' continued willful infringement of our Remote Power Patent. To date all of the defendants have answered the complaint and asserted that they do not infringe any valid claim of our Remote Power Patent, and further asserted that, based on several different theories, the patent claims are invalid or unenforceable. In addition to these defenses, the defendants also asserted counterclaims for, among other things, non-infringement, invalidity, and unenforceability of our Remote Power Patent. In the event that the Court determines that our Remote Power Patent is not valid or enforceable, and/or that the defendants do not infringe, any such determination would have a material adverse effect on our company.

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

     In August 2007, we finalized the settlement of our patent infringement litigation against D-Link. Under the terms of the settlement, D-Link entered into a license agreement for our Remote Power Patent the terms of which include monthly royalty payments of 3.25% of the net sales of D-Link Power over Ethernet products, including those products which comply with the IEEE 802.3af and 802.3at Standards, for the full term of our Remote Power Patent, which expires in March 2020. The royalty rate is subject to adjustment to a rate consistent with other similarly situated licensees of our Remote Power Patent based on units of shipments of licensed products. In addition, D-Link paid us $100,000 upon signing of the Settlement Agreement.

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

In June 2008 the Company entered into a new agreement with Microsemi Corp-Analog Mixed Signal Group Ltd (previously PowerDsine Ltd), a subsidiary of Microsemi Corporation (Nasdaq: MSCC) a leading manufacturer of high performance analog mixed-signal integrated circuits and high reliability semiconductors, which, among other things, amended the prior Settlement Agreement entered into between the parties in November 2005. Under the new agreement, on June 25, 2008 we announced the commencement of an industry-wide Special Licensing Program for our "Remote Power Patent to vendors of PoE equipment. The Special Licensing Program is of limited duration (through December 31, 2008) and is being implemented on an industry-wide basis to offer discounted running royalty rates and exceptions to our standard licensing terms and conditions for the `930 Patent to PoE vendors who are "early adopters" and enter into license agreements without delay to avoid litigation and higher royalties. The new agreement enables

Microsemi to assist in its customer's evaluation of the Remote Power Patent and the terms being made available to vendors of PoE equipment pursuant to our new Special Licensing Program, an activity that was previously prohibited by the 2005 Settlement Agreement with PowerDsine. As part of our agreement with Microsemi Corp-Analog Mixed Signal Group Ltd. ("Microsemi-Analog") entered into in June 2008, Microsemi Corporation ("Microsemi"), the parent company of Microsemi-Analog, entered into a license agreement, dated August 13, 2008, with us with respect to the Remote Power Patent as part of our Special Licensing Program. The license agreement provides that Microsemi is obligated to pay us quarterly royalty payments of 2% of the sales price for certain of Microsemi's Midspan PoE products for the full term of the Remote Power Patent (March 2020).

ITEM 1A. RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and trading price of our common stock.

Our Annual Report on Form 10-KSB for the year ended December 31, 2007 includes a detailed discussion of our risk factors and should be carefully considered by investors. There were no material changes to the risk factors set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2007 except as otherwise disclosed in this Quarterly Report on Form 10-Q.

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


                                        NETWORK-1 SECURITY SOLUTIONS, INC.


                                        BY: /S/ COREY M. HOROWITZ
                                            ----------------------------------
                                            COREY M. HOROWITZ
                                            CHAIRMAN AND CHIEF EXECUTIVE OFFICER

                                        BY: /S/ DAVID C. KAHN
                                            -----------------------------------
                                            DAVID C. KAHN
                                            CHIEF FINANCIAL OFFICER







DATE: August 13, 2008