Form 10-Q
period 2008-09-30
NETWORK 1 SECURITY SOLUTIONS INC
filed 2008-11-12
CIK 1065078

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 1-14896


                       NETWORK-1 SECURITY SOLUTIONS, INC.
                       ----------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                                        11-3027591
-------------------------------                ---------------------------------
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

   Large accelerated filer |_|               Accelerated filer |_|
                                  (Do not check if a smaller reporting company)

    Non-accelerated filer |_|           Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of Common Stock, $.01 par value per share, outstanding as of November 12, 2008 was 24,135,557.
================================================================================

                       NETWORK-1 SECURITY SOLUTIONS, INC.

                                      INDEX

                                                                        Page No.

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
          Condensed Balance Sheets as of September 30, 2008
          (unaudited) and December 31, 2007.................................3

          Condensed Statements of Operations for the three and
          nine months ended September 30, 2008 and 2007 (unaudited).........4

          Condensed Statements of Cash Flows for the nine months
          ended September 30, 2008 and 2007 (unaudited).....................5

          Notes to Condensed Financial Statements...........................6

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION...............................14

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......18

Item 4.   CONTROLS AND PROCEDURES..........................................19



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings................................................19

Item 1A.  Risk Factors.....................................................21

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds......22

Item 3.   Defaults Upon Senior Securities..................................22

Item 4.   Submission of Matters to a Vote of Security Holders..............22

Item 5.   Other Information................................................22

Item 6.   Exhibits.........................................................22


SIGNATURES.................................................................24

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       NETWORK-1 SECURITY SOLUTIONS, INC.

                            CONDENSED BALANCE SHEETS
                                    UNAUDITED

                                                           September 30,     DECEMBER 31,
                                                               2008              2007
                                                           ------------      ------------
                                                            (UNAUDITED)
ASSETS:
Current assets:
   Cash and cash equivalents                               $  4,788,000      $  5,928,000
   Royalty and Interest Receivable                               65,000            23,000
   Other current assets                                          11,000            71,000
                                                           ------------      ------------

        Total current assets                                  4,864,000         6,022,000

Security Deposits                                                 6,000             6,000
Capitalized Patent Costs                                         99,000            72,000
                                                           ------------      ------------

                                                           $  4,969,000      $  6,100,000
                                                           ============      ============


LIABILITIES:

Current liabilities:
   Accounts payable                                        $     39,000      $    103,000
   Accrued expenses and other current liabilities                85,000           264,000
                                                           ------------      ------------

        Total current liabilities                               124,000           367,000
                                                           ------------      ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
--------------------

Common stock - $0.01 par value ; authorized 50,000,000
   shares; 24,135,557 shares issued and outstanding at
   September 30, 2008 and December 31, 2007                     241,000           241,000

Additional paid-in capital                                   54,985,000        54,769,000
Accumulated deficit                                         (50,381,000)      (49,277,000)
                                                           ------------      ------------

                                                              4,845,000         5,733,000
                                                           ------------      ------------
                                                           $  4,969,000      $  6,100,000
                                                           ============      ============

See notes to condensed financial statements

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                     Three Months Ended                   Nine Months Ended
                                                        September 30,                       September 30,
                                               ------------------------------      ------------------------------
                                                   2008              2007              2008              2007
                                               ------------      ------------      ------------      ------------
Royalty Revenue                                $    106,000      $    181,000      $    240,000      $    181,000
Cost of Revenue                                       5,000             9,000            12,000             9,000
                                               ------------      ------------      ------------      ------------
     Gross Profit                                   101,000           172,000           228,000           172,000
                                               ------------      ------------      ------------      ------------

Operating expenses:
     General and administrative                     439,000           300,000         1,209,000      $  1,533,000
     Non Cash Compensation                           70,000            67,000           216,000         1,294,000
                                               ------------      ------------      ------------      ------------
Total Operating Expense                             509,000           367,000         1,425,000         2,827,000
                                               ------------      ------------      ------------      ------------

LOSS BEFORE INTEREST INCOME                        (408,000)         (195,000)       (1,197,000)       (2,655,000)
Interest income - net                                25,000            61,000            93,000           124,000
                                               ------------      ------------      ------------      ------------

Net Loss                                       $   (383,000)     $   (134,000)     $ (1,104,000)     $ (2,531,000)
                                               ============      ============      ============      ============


LOSS PER COMMON SHARE: BASIC AND DILUTED       $      (0.02)     $      (0.01)     $       (.05)     $       (.12)
                                               ============      ============      ============      ============


WEIGHTED AVERAGE SHARES: BASIC AND DILUTED       24,135,557        23,198,057        24,135,557        21,869,913
                                               ============      ============      ============      ============

See notes to condensed financial statements

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                             -------------------------------
                                                                  2008             2007
                                                              -----------      -----------

Cash flows from operating activities:
 Net loss                                                     $(1,104,000)     $(2,531,000)
 Adjustments to reconcile net loss to net cash used in
 operating activities:
    Depreciation and amortization                                   5,000            8,000

    Non Cash Compensation                                         216,000        1,294,000
    Changes in:
       Prepaid expenses and other current assets                   18,000           25,000
       Capitalized Patent Costs                                   (32,000)
       Accounts payable, accrued expenses and other
         current liabilities                                     (243,000)        (387,000)
                                                              -----------      -----------


          Net cash used in operating activities                (1,140,000)      (1,591,000)
                                                              -----------      -----------

Cash Flows from Investing Activities                                 --               --
                                                              -----------      -----------

Cash Flows from Financing Activities
    Issuance of Common Stock, net of expenses of $275,000            --          4,767,000
                                                              -----------      -----------

NET INCREASES (DECREASE) IN CASH AND CASH EQUIVALENTS          (1,140,000)       3,176,000
Cash and cash equivalents, beginning of period                  5,928,000        1,797,000
                                                              -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 4,788,000      $ 4,973,000
                                                              ===========      ===========

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the periods for:
              Interest                                        $     2,000      $     2,000
              Taxes                                           $      --        $      --

See notes to condensed financial statements

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] BASIS OF PRESENTATION:

The accompanying condensed financial statements as of September 30, 2008 and for the three and nine month periods ended September 30, 2008 and September 30, 2007 are unaudited, but in the opinion of the management of Network-1 Security Solutions, Inc. (the "Company"), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 2008, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2008 and September 30, 2007. The condensed financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results of operations to be expected for the full year.

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

To date, the Company's efforts with respect to its Patent Portfolio have focused on licensing its patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the "Remote Power Patent"). In August, 2007, as part of a settlement agreement relating to the Company's litigation with D-Link, the Company entered into a license agreement with D-Link pertaining to its Remote Power Patent (See Note D[2]). In February 2008, the Company commenced patent infringement litigation against several major data networking equipment manufacturers including Cisco Systems, Inc. and 7 other defendants (See Note D[1]). As part of the Company's agreement with Microsemi Corp - Analog Mixed Signal Group Ltd ("Microsemi Analog") entered into in June 2008, Microsemi Corporation, the parent company of Microsemi Analog (formerly PowerDsine Ltd.), entered into a license agreement, dated August 13, 2008, with the Company with respect to the Remote Power Patent as part of the Company's Special Licensing Program. At least for the next twelve months, the Company does not currently anticipate licensing efforts for its other patents besides its Remote Power Patent.

(b) As reflected in the accompanying financial statements, the Company has incurred substantial losses and has experienced net cash outflows from operations for the year ended December 31, 2007 and the three and nine month period ended September 30, 2008. For the year ended December 31, 2007 and the three and nine month period ended September 30, 2008, the Company had revenue $232,000, $106,000 and $240,000, respectively. The Company will continue to have operating losses for the foreseeable future until it is successful in licensing its patented technologies. The Company is dependent upon equity financings until it generates sufficient cash flow from operations. The Company had cash and cash equivalents of $4,788,000 as of September 30, 2008. The Company believes its current cash position will more likely than not be sufficient to satisfy the Company's operations and capital requirements until at least December 31, 2009, although there can be no assurance that such funds will not be expended prior thereto.

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

On January 2, 2008, the Company granted the following options: (i) 5 year options to purchase an aggregate of 150,000 shares of common stock, at an exercise price of $1.45 per share, to its 3 outside directors, 75,000 shares of which vested on grant and 75,000 shares vest over one year in equal monthly installments, and (ii) a 5 year option to purchase 100,000 shares of common stock, at an exercise price of $1.45 per share, granted to a consultant, which vests over a 5 year period in equal monthly installments. The Company recorded non-cash compensation expense of $33,000 for these options based on the Black-Scholes option-pricing model during the nine month period ended September 30, 2008.

In February 2008, the Company also granted to another consultant a 5 year option to pursue 50,000 shares of common stock, at an exercise price of $1.42 per share, and also granted to a new advisory board member an option to purchase 17,500 shares of common stock, at an exercise price of $1.32 per share, which option vests on a quarterly basis. The Company recorded non-cash compensation expense of $27,000 for these options based on the Black-Scholes option-pricing model.

On February 28, 2008 the Company granted an additional 5 year option to its Chairman and CEO to purchase 375,000 shares of common stock, at an exercise price of $1.32 per share, pursuant to his employment agreement. These options vest in equal quarterly amounts of 93,750 shares beginning March 31, 2008 through December 31, 2008. The Company recognized non-cash compensation expense of $144,000 for these options during the nine months ended September 30, 2008. In addition, during the nine month period ended September 30, 2008 the Company recorded non-cash compensation expense of $12,000 for the vested portion of options granted to a consultant prior to January 1, 2008.

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing utilizing the fo assumptions:

                                              NINE MONTHS ENDED SEPTEMBER 30,
                                              -------------------------------
                                                  2008                2007
                                            --------------       --------------
    Risk-free interest rates                 2.73% - 3.28%           4.62%
    Expected option life in years               5 yrs.               5 yrs.
    Expected stock price volatility         37.32 - 39.35%           45.92%
    Expected dividend yield                      -0-                   -0-

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

[5] LOSS PER SHARE:

Basic net loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. Potential shares of 12,041,537 and 12,315,857 at September 30, 2008 and 2007, respectively, are anti-dilutive, and are not included in the calculation of diluted loss per share. Such potential common shares reflect outstanding options and warrants.

[6] CASH EQUIVALENTS:

The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). At September 30, 2008, the Company maintained cash balance of approximately $4,688,000 in excess of FDIC limits.

NOTE B - COMMITMENTS AND CONTINGENCIES

SERVICES AGREEMENT:

On November 30, 2004, the Company entered into a master services agreement (the "Agreement") with ThinkFire Services USA, Ltd. ("ThinkFire") pursuant to which ThinkFire has been granted the exclusive worldwide rights (except for direct efforts by the Company and related companies) to negotiate license agreements for the Remote Power Patent with respect to certain potential licensees agreed to between the parties. Either the Company or ThinkFire can terminate the Agreement upon 60 days' notice for any reason or upon 30 days' notice in the event of a material breach. The Company has agreed to pay ThinkFire a fee not to exceed 20% of the royalty payments received from license agreements consummated by ThinkFire on its behalf after the Company recovers certain of its expenses.

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

NOTE C - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

On February 28, 2007, the Company entered into a new Employment Agreement with Corey M. Horowitz pursuant to which Mr. Horowitz continued to serve as Chairman and Chief Executive Officer for a two year term at an annual base salary of $288,750 for the first year, increasing by 5% for the second year. In connection with his employment agreement, Mr. Horowitz was issued a five (5) year option to purchase 375,000 shares of common stock, at an exercise price of $1.46 per share, which vested on a quarterly basis over a one year period subject to acceleration upon a change of control. The Company also agreed to issue to Mr. Horowitz on the one year anniversary date an additional five (5) year option to purchase a minimum of 375,000 shares of our common stock at an exercise price equal to the closing price of the Company's common stock on the date of grant, which option vests on a quarterly basis over a one year period. On February 28, 2008, the Company issued such option to Mr. Horowitz to purchase 375,000 shares at an exercise price of $1.32 per share. In addition to the aforementioned option grants, the Company agreed to extend for an addition three (3) years the expiration dates of all options and warrants (an aggregate of 2,620,000 shares) expiring in calendar year 2007 and 2008 owned by Mr. Horowitz and CMH Capital Management Corp. ("CMH"), an affiliate. In connection with the extension of the expiration dates of such options and warrants, the Company recorded compensation expense of $371,000 during the three months ended March 31, 2007 based on the Black-Scholes option pricing model. Under the terms of his Employment Agreement, Mr. Horowitz receives bonus compensation in a amount equal to 5% of Company royalties or other payments (before deduction of payments to third parties including, but not limited to, legal fees and expenses and third party license fees) received from licensing its patents (including patents currently owned and acquired or licensed on an exclusive basis during the period in which Mr. Horowitz continues to serve as an executive officer of the Company) (the "Royalty Bonus Compensation"). For the nine months ended September 30, 2008, Mr. Horowitz received $12,000 of Royalty Bonus Compensation. Mr. Horowitz shall also receive bonus compensation equal 5% of the gross proceeds from (i) the sale of any of the Company's patents or (ii) the Company's merger with or into another corporation or entity.

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

[3] On November 17, 2005 the Company entered into a Settlement Agreement with PowerDsine, Inc and PowerDsine Ltd. which dismissed, with prejudice, a civil action brought by PowerDsine in the United States District Court for the Southern District of New York that sought a declaratory judgment that U.S. Patent No. 6,218,930 (the "Remote Power Patent") owned by the Company was invalid and not infringed by PowerDsine and/or its customers. Under the terms of the Settlement Agreement, the Company agreed that it will not initiate litigation against PowerDsine for its sale of Power over Ethernet (PoE) integrated circuits. In addition, the Company agreed that it will not seek damages for infringement from customers that incorporate PowerDsine integrated circuit products in PoE capable Ethernet switches manufactured on or before April 30, 2006. PowerDsine agreed that it will not initiate, assist or cooperate in any legal action relating to the Remote Power Patent. The Company also agreed that it will not initiate litigation against PowerDsine or its customers for infringement of the Remote Power Patent arising from the manufacture and sale of PowerDsine Midspan products for three years following the dismissal date. Following such three year period, the Company may seek damages for infringement of the Remote Power Patent from PowerDsine or its customers with respect to the purchase and sale of Midspan products beginning 90 days following the dismissal date. No licenses to use the technologies covered by the Company's Remote Power Patent were granted to PowerDsine or its customers under the terms of the settlement. The Settlement Agreement further provides that PowerDsine is obligated to provide each of its customers with written notice of the settlement which notice shall disclose that no license for the Company's Remote Power Patent has been provided to PowerDsine's customers and that in order to combine, modify or integrate any PowerDsine product with or into any other device or software, PowerDsine's customers may need to receive patent license(s) for such third party patents which is the customer's responsibility.

In June 2008 the Company entered into a new agreement with Microsemi Corp-Analog Mixed Signal Group Ltd ("Microsemi Analog"), previously PowerDsine Ltd, a subsidiary of Microsemi Corporation ("Microsemi"), a leading manufacturer of high performance analog mixed-signal integrated circuits and high reliability semiconductors, which agreement, among other things, amended the prior settlement agreement entered into between the parties in November 2005. Under the new agreement, on June 25, 2008 the Company announced the commencement of an industry-wide Special Licensing Program for its Remote Power Patent to vendors of PoE equipment. The Special Licensing Program is of limited duration (through December 31, 2008) and is being implemented on an industry-wide basis to offer discounted running royalty rates and exceptions to the Company's standard licensing terms and conditions for the Remote Power Patent to PoE vendors who are "early adopters" and enter into license agreements without delay to avoid litigation and higher royalties. The new agreement enables Microsemi Analog to assist in its customer's evaluation of the Remote Power Patent and the terms being made available to vendors of PoE equipment pursuant to the Company's new Special Licensing Program, an activity that was previously prohibited by the 2005 Settlement Agreement with PowerDsine. As part of the Company's agreement with Microsemi Analog entered into in June 2008, Microsemi, entered into a license agreement, dated August 13, 2008, with the Company with respect to the Remote Power Patent as part of the Special Licensing Program. The license agreement provides that Microsemi is obligated to pay the Company quarterly royalty payments of 2% of the sales price for certain of Microsemi's Midspan PoE products for the full term of the Remote Power Patent (March 2020).

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

     To date, our efforts with respect to our Patent Portfolio have focused on licensing our patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the "Remote Power Patent"). In August, 2007, as part of a settlement agreement relating to our litigation with D-Link, we entered into a license agreement with D-Link pertaining to our Remote Power Patent (See Note D[2] to our financial statements). In August 2008, Microsemi Corporation also entered into a license agreement with us with respect to our Remote Power Patent (See Note D[3] to our financial statements). In February 2008, we commenced patent infringement litigation against several major data networking equipment manufacturers including Cisco Systems, Inc. and seven (7) other defendants (See Note D[1] to our financial statements). During the next 12 months we do not presently anticipate licensing efforts for our other patents besides our Remote Power Patent.

     To date we have incurred significant losses and at September 30, 2008 had an accumulated deficit of $(50,381,000). For the year ended December 31, 2007 and for the three and nine months ended September 30, 2008, we incurred net losses of $(2,998,000), $(383,000) and $(1,104,000), respectively. We anticipate that we will continue to incur losses until we enter into additional license agreements with respect to our patented technologies. We achieved revenue of $232,000 from our technology licensing business for the year ended December 31, 2007 and $240,000 for the nine months ended September 30,

2008 with respect to royalties pertaining to our Remote Power Patent. Our inability to consummate additional material license agreements and achieve revenue from our patented technologies would have a material adverse effect on our operations and our ability to continue business.

     Our success and ability to generate revenue is largely dependent on our ability to consummate licensing arrangements with third parties. In November 2004, we entered into an agreement with ThinkFire Services USA, Ltd. ("ThinkFire") pursuant to which ThinkFire has been granted the exclusive worldwide rights to negotiate license agreements for our Remote Power Patent with certain agreed-upon potential licensees. We have agreed to pay ThinkFire a fee of up to 20% of the royalty payments received from license agreements consummated by ThinkFire on our behalf after we recover certain of our expenses.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

     We had revenues of $106,000 for the three months ended September 30, 2008 as compared to $181,000 for the three months ended September 30, 2007 which were related to the receipt of royalties from our licensees with respect to our Remote Power Patent. The decrease in revenue was due primarily to an upfront royalty payment of $100,000 paid by D-Link in August 2007 in accordance with its license agreement with us.

     We had a cost of royalties of $5,000 for the three months ended September 30, 2008 as compared to $9,000 in 2007 which was related to the payment of bonus compensation on the royalties pursuant to an employment agreement with our Chief Executive Officer. The gross profit for the three months ended September 30, 2008 was $101,000 as compared to $172,000 for the three months ended September 30, 2007.

     General and administrative expenses include overhead expenses, and finance, accounting, legal and other professional services incurred by us. General and administrative expenses increased by $139,000, from $300,000 for the three months ended September 30, 2007 to $439,000 for the three months ended September 30, 2008 due primarily to increased fees and expenses related to our pending patent litigation.

     We incurred an operating loss of ($408,000) for the three months ended September 30, 2008 compared with an operating loss of ($195,000) for the three months ended September 30, 2007. Included in the operating loss for the three months ended September 30, 2008 was $70,000 in charges relating to non-cash compensation expenses as compared to $67,000 for such non-cash compensation expenses for the three months ended September 30, 2007. These losses were offset by interest earned of $25,000 and $61,000 for the three months ended September 30, 2008 and 2007, respectively.

     No provision for or benefit from federal, state or foreign income taxes was recorded for three months ended September 30, 2008 and September 30, 2007 because we incurred net operating losses and fully reserved our deferred tax assets as their future realization could not be determined.

     As a result of the foregoing, we incurred a net loss of $(383,000) for the three months ended September 30, 2008 compared with a net loss of $(134,000) for the three months ended September 30, 2007.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

     We had revenues of $240,000 for the nine months ended September 30, 2008 as compared to $181,000 for the nine months ended September 20, 2007 which were related to the receipt of royalties from our licensees pursuant to license agreements with respect to our Remote Power Patent.

     We had a cost of royalties of $12,000 and $9,000 for the nine months ended September 30, 2008 and 2007, which was related to the payment of bonus compensation on the royalties pursuant to an employment agreement with our Chief Executive Officer. The gross profit for the nine months ended September 30, 2008 was $228,000 as compared to $172,000 for the nine months ended June 30, 2007.

     General and administrative expenses include overhead expenses, and finance, accounting, legal and other professional services incurred by us. General and administrative expenses decreased by $324,000, from $1,533,000 for the nine months ended September 30, 2007 to $1,209,000 for the nine months ended September 30, 2008 due primarily to decreased fees and expenses as a result of the settlement of the D-Link litigation offset by the costs related to our pending patent litigation.

     We incurred an operating loss of ($1,197,000) for the nine months ended September 30, 2008 compared with an operating loss of ($2,655,000) for the nine months ended September 30, 2007. Included in the operating loss for the nine months ended September 30, 2008 was $216,000 in charges relating to non-cash compensation expenses as compared to $1,294,000 for such non-cash compensation expenses for the nine months ended September 30, 2007. These losses were offset by interest earned of $93,000 and $124,000 for the nine months ended September 30, 2008 and 2007, respectively.

     No provision for or benefit from federal, state or foreign income taxes was recorded for nine months ended September 30, 2008 and September 30, 2007 because we incurred net operating losses and fully reserved our deferred tax assets as their future realization could not be determined.

     As a result of the foregoing, we incurred a net loss of $(1,104,000) for the nine months ended September 30, 2008 compared with a net loss of $(2,531,000) for the nine months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from the sale of equity securities. In April 2007, we completed a private offering of equity securities resulting in gross proceeds of $5,000,000. In addition, during the fourth quarter of 2007 we received $1,184,375 of cash proceeds from the exercise of warrants issued in December 2004 and January 2005. We anticipate, based on currently proposed plans and assumptions, relating to our operations, that our cash and cash equivalents of approximately $4,788,000 as of September 30, 2008 will more likely than not be sufficient to satisfy our operations and capital requirements until at least December 31, 2009. There can be no assurance, however, that such funds will not be expended prior thereto. In the event our plans change, or our assumptions change, or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), we may have insufficient funds to support our operations prior to December 31, 2009. Our inability to consummate material licensing arrangements with respect to our Remote Power Patent and generate revenues therefrom on a timely basis or obtain additional financing when needed would have a material adverse effect on our company, requiring us to curtail or cease operations. In addition, any equity financing may involve substantial dilution to our current stockholders.

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

(b) Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2008 the Company entered into a new agreement with Microsemi Corp-Analog Mixed Signal Group Ltd ("Microsemi Analog"), previously PowerDsine Ltd, a subsidiary of Microsemi Corporation ("Microsemi"), a leading manufacturer of high performance analog mixed-signal integrated circuits and high reliability semiconductors, which, among other things, amended the prior Settlement Agreement entered into between the parties in November 2005. Under the new agreement, on June 25, 2008 we announced the commencement of an industry-wide Special Licensing Program for our Remote Power Patent to vendors of PoE equipment. The Special Licensing Program is of limited duration (through December 31, 2008) and is being implemented on an industry-wide basis to offer discounted running royalty rates and exceptions to our standard licensing terms and conditions for the Remote Power Patent to PoE vendors who are "early adopters" and enter into license agreements without delay to avoid litigation and higher royalties. The new agreement enables Microsemi Analog to assist in its customers' evaluation of the Remote Power Patent and the terms being made available to vendors of PoE equipment pursuant to our new Special Licensing Program, an activity that was previously prohibited by the 2005 Settlement

Agreement with PowerDsine. As part of our agreement with Microsemi Analog entered into in June 2008, Microsemi, entered into a license agreement, dated August 13, 2008, with us with respect to the Remote Power Patent as part of our Special Licensing Program. The license agreement provides that Microsemi is obligated to pay us quarterly royalty payments of 2% of the sales price for certain of Microsemi's Midspan PoE products for the full term of the Remote Power Patent (March 2020).

ITEM 1A. RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and trading price of our common stock.

Our Annual Report on Form 10-KSB for the year ended December 31, 2007 includes a detailed discussion of our risk factors and should be carefully considered by investors. There were no material changes to the risk factors set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2007 except as otherwise disclosed below in this Quarterly Report on Form 10-Q.

     o OUR LICENSE AGREEMENTS WITH D-LINK AND MICROSEMI MAY NOT RESULT IN SIGNIFICANT ROYALTIES AND DO NOT NECESSARILY MEAN WE WILL ACHIEVE ADDITIONAL LICENSE AGREEMENTS OR MATERIAL REVENUE.

In August 2007 we finalized the settlement agreement with respect to our patent litigation against D-Link Corporation and D-Link Systems, Incorporated pending in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent. Under the terms of the settlement, D-Link entered into a license agreement for our Remote Power Patent the terms of which include monthly royalty payments of 3.25% (beginning May
2007) of the net sales of D-Link PoE products, including those products which comply with the IEEE 802.3af and 802.3at Standards, for the full life of our Remote Power Patent, which expires in March 2020. The royalty rate is subject to adjustment to a rate consistent with other similarly situated licensees of the Remote Power Patent based on units of shipments of licensed products. In addition, D-Link paid us $100,000 upon signing of the Settlement Agreement. On August 13, 2008, as part of our agreement with Microsemi Corp-Analog Mixed Signal Group Ltd. ("Microsemi Analog") entered into in June 2008, Microsemi Corporation ("Microsemi"), the parent company of Microsemi Analog, entered into a license agreement with us with respect to our Remote Power Patent. The license agreement provides that Microsemi is obligated to pay us quarterly royalty payments of 2% of the sales price for certain of Microsemi's Midspan PoE products for the full term of our Remote Power Patent (March 2020). For the nine months ended September 30, 2008 we received $240,000 of royalty payments from D-Link and Microsemi pursuant to license agreements. Notwithstanding our license agreements with the D-Link and Microsemi, there is no assurance that we will achieve significant royalty revenue from such license agreements, that we will be able to achieve additional license agreements with third parties relating to our Remote Power Patent or any of our other patents, or that such license arrangements will result in material revenue to us.

     o The risk factor entitled "we are currently relying upon the efforts of ThinkFire to consummate licensing agreements for our Remote Power Patent with certain select potential licenses" (as set forth on page 11 of our Annual Report on Form 10-KSB for the year ended December 31, 2007) is no longer applicable.


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




DATE: NOVEMBER 12, 2008