Form 10-K
period 2008-12-31
NETWORK 1 SECURITY SOLUTIONS INC
filed 2009-03-31
CIK 1065078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________.

Commission File Number:   1-14896

NETWORK-1 SECURITY SOLUTIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

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
445 Park Avenue, Suite 1018
New York, New York 10022
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:  (212) 829-5770

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, $.01 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                               Accelerated filer  ☐
Non-accelerated filer   ☐                                                                                               Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates computed by reference to the price at which the stock was last sold on June 30, 2008 was approximately $14,790,645.

The number of shares of Registrant’s common stock outstanding as of March 31, 2009 was 24,135,557.

NETWORK-1 SECURITY SOLUTIONS, INC.
2008 FORM 10-K

TABLE OF CONTENTS

Page No.

PART I

THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN STATEMENTS WHICH ARE FORWARD-LOOKING STATEMENTS THAT ARE STATEMENTS THAT INCLUDE INFORMATION BASED UPON BELIEF OF OUR MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION AVAILABLE TO MANAGEMENT.  STATEMENTS CONTAINING TERMS SUCH AS “BELIEVES”, “EXPECTS”, “ANTICIPATES”, “INTENDS” OR SIMILAR WORDS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS.  ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO, THOSE DISCUSSED IN ITEM 1A RISK FACTORS OF THIS REPORT AS WELL AS THOSE RISKS DISCUSSED ELSEWHERE IN THIS REPORT.

ITEM 1.  BUSINESS.

Overview

Our principal business is the acquisition, development, licensing and protection of our intellectual property.  We presently own six patents issued by the U.S. Patent Office that relate to various telecommunications and data networking technologies (the “Patent Portfolio”) and include, among other things, patents covering the control of power delivery over local area networks (“LANs”) for the purpose of remotely powering network devices over Ethernet (“PoE”) networks and systems and methods for the transmission of audio, video and data over LANS in order to achieve higher quality of service (“QoS”).  Our strategy is to pursue licensing and strategic business alliances with companies in industries that manufacture and sell products that make use of the technologies underlying our Patent Portfolio as well as with other users of the technologies who benefit directly from the technologies including corporate, educational and governmental entities.

To date, our efforts with respect to our Patent Portfolio have focused on licensing our patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the “Remote Power Patent”).  In August, 2007, as part of a settlement agreement relating to our litigation with D-Link, we entered into a license agreement with D-Link pertaining to our Remote Power Patent (See “Legal Proceedings - D-Link Litigation”).  In February 2008, we commenced patent infringement litigation against several major data networking equipment manufacturers including Cisco Systems, Inc. and 7 other defendants (See “Legal Proceedings - Pending Litigation Against Major Data Networking Equipment Manufacturers”).  On August 13, 2008, as part of our new agreement with Microsemi Corp - Analog Mixed Signal Group Ltd. (“Microsemi Analog”), Microsemi Corporation (“Microsemi”), the parent company of Microsemi Analog, entered into a License agreement with us with respect to our Remote Power Patent (See “Business - Licensing Program”). As of March 31, 2009, we had entered into a total of 5 license agreements with respect to our Remote Power Patent.

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

In August 2008, we were issued European Patent No. 1086556 titled “Integrated Voice and Data Communications over a Local Area Network” which covers the same technology as covered by our U.S. QoS family of patents.  The Patent has issued in France, Germany, Spain, United Kingdom and Ireland.  We have also been notified that the Canadian Intellectual Property Office has issued a Notice of Allowance for this patent and we anticipate its issuance in Canada by the end of the second quarter this year.

Our future success is largely dependent upon our proprietary technologies, our ability to protect our intellectual property rights and consummate license agreements with respect to our Patent Portfolio.  The complexity of patent and common law, combined with our limited resources, create risk that our efforts to protect our patents may not be successful.  We cannot be assured that our patents will be upheld, or that third parties will not invalidate our patents.  We face uncertainty as to the outcome of our litigation commenced in February 2008 against several major data networking equipment manufacturers pertaining to our Remote Power Patent.  (See Risk Factors “We face uncertainty as to the outcome of our litigation with major data networking equipment manufacturers”).

The provisional patent application for our Remote Power Patent was filed on March 11, 1999 and the patent was granted by the U.S. Office of Patent and Trademark on April 21, 2001.  The patent expires on March 11, 2020.

We were incorporated under the laws of the State of Delaware in July 1990.  Our offices are located at 445 Park Avenue, Suite 1018, New York, New York 10022 and our telephone number is (212) 829-5770.

Market Overview – Remote Power Patent

Our licensing efforts are currently focused on our Remote Power Patent.  Our Remote Power Patent (U.S. Patent No. 6,218,930) relates to several technologies which describe a methodology for controlling the delivery of power to certain devices over an Ethernet network.

The Institute of Electrical and Electronic Engineers (IEEE) is a non-profit, technical professional association of more than 370,000 individual members in approximately 160 countries. The Standards Association of the IEEE is responsible for the creation of global industry standards for a broad range of technology industries.  In 2000, at the urging of several industry vendors, the IEEE formed a task force to facilitate the adoption of a standardized methodology for the delivery of remote power over Ethernet networks which would insure interoperability among vendors of switches and terminal devices.  On June 13, 2003 the IEEE Standards Association approved the 802.3af Power over Ethernet standard (the “Standard”), which covers technologies deployed in delivering power over Ethernet networks.  The Standard provides for the Power Sourcing Equipment (PSE) to be deployed in switches or as standalone midspan hubs to provide power to remote devices such as wireless access points, IP phones and network-based cameras. The technology is commonly referred to as Power over Ethernet (“PoE”).  We believe that our Remote Power Patent covers several of the key technologies covered by the Standard.

Ethernet is the leading local area networking technology in use today.  PoE technology allows for the delivery of power over Ethernet cables rather than by separate power cords.  As a result, a variety of network devices, including IP telephones, wireless LAN Access Points, web-based network security cameras, data collection terminals and other network devices, are able to receive power over existing data cables without the need to modify the existing infrastructure to facilitate the provision of power for such devices through traditional AC outlets.  Advantages such as lower installation costs, remote management capabilities, lower maintenance costs, centralized power backup, and flexibility of device location as well as the advent of worldwide power compatibility, create the possibility of PoE becoming widely adopted in networks throughout the world.

PoE provides numerous benefits including quantifiable returns on investment.  The cost of hiring electricians to pull power cables to remote locations used for access points or security cameras can rival or exceed the cost of the devices.  Another key benefit is the need for Voice over IP power reliability in the face of power failures.  Using PoE enables data center power supply systems to ensure ongoing power – a function that would be difficult and expensive to implement if each phone required AC outlets.

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

Additional Patents

We also own five (5) additional patents, besides our Remote Power Patent, covering various methodologies that provide for allocating bandwidth and establishing Quality of Service for delay sensitive data, such as voice, on packet data networks.  Quality of Service issues become important when data networks carry packets that contain audio and video which may require priority over data packets traveling over the same network.  Covered within these patents are also technologies that establish bi-directional communications control channels between network-connected devices in order to support advanced applications on traditional data networks.  We believe that potential licensees of the technologies contained in these patents would be vendors deploying applications that require the low latency transport of delay sensitive data such as video over data networks.

Network-1 Strategy

Our strategy is to capitalize on our Patent Portfolio by entering into licensing arrangements with third parties including manufacturers and users that utilize our Patent Portfolio’s proprietary technologies as well as any additional proprietary technologies covered by patents which may be acquired by us in the future.  We will also seek to enter into licensing arrangements with users of the proprietary technologies, including corporate, educational and governmental entities in those cases where the patent rights extend to the users of the technologies contained in manufactured products.

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

In connection with our activities relating to the protection of our Patent Portfolio, it may be necessary to assert patent infringement claims against third parties that we believe are infringing our Patent Portfolio, as is the case with our litigation against eight (8) major data networking equipment manufacturers (“Legal Proceedings – Pending Litigation Against Major Data Networking Equipment Manufacturers”) and as we previously asserted against D-Link (See “Legal Proceedings - D-Link Settlement”).

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

ThinkFire Agreement

On November 30, 2004, we entered into a Master Services Agreement (the “Agreement”) with ThinkFire Services USA, Ltd. (“ThinkFire”) pursuant to which ThinkFire has been granted the exclusive (except for direct efforts by us and related companies) worldwide rights to negotiate license agreements for our Remote Power Patent with respect to certain potential licensees agreed to between the parties.  Either we or ThinkFire may terminate the Agreement upon 60 days notice for any reason or upon 30 days notice in the event of a material breach.  We have agreed to pay ThinkFire a fee not to exceed 20% of the royalty payments received from license agreements consummated by ThinkFire on our behalf after we recover our expenses.

Licensing Program

As of March 31, 2009, we had transmitted letters to approximately 250 companies offering licenses to our Remote Power Patent.  In addition, in September 2005 we initiated an industry-wide Power Up Licensing program that offered licenses for our Remote Power Patent to “early adopters” that included royalty rates and related fees at a discount from our standard royalty rates and fees for a limited time period.  The Power Up licensing program continued until May 2007.  No licenses were granted under the Power Up licensing program.

On June 25, 2008 we announced the introduction of a Special Licensing Program for our Remote Power Patent.  We entered into 3 license agreements as part of our Special Licensing Program.  Our Special Licensing Program was of limited duration (through December 31, 2008) and was implemented on an industry-wide basis to offer discounted running royalty rates and exceptions to our standard licensing terms and conditions for our Remote Power Patent to vendors of finished products that comply with the PoE Standard, including equipment defined in the PoE Standard as Power Sourcing Equipment (PSE) and Powered Devices (PD).  The Special Licensing Program was available to all vendors of PoE equipment including those companies that are defendants in our pending patent litigation against eight major data equipment manufacturers.  Our agreement with Microsemi Corp. - Analog Mixed Signal Group Ltd. (“Microsemi”), dated June 17, 2008, among other things, enabled Microsemi to assist its customers’ evaluation of our Remote Power Patent and the terms being made available to vendors of PoE equipment pursuant to our Special Licensing Program.

Microsemi License

On August 13, 2008, as part of our Special Licensing Program and our agreement with Microsemi Corp-Analog Mixed Signal Group Ltd. (“Microsemi-Analog”), previously PowerDsine Ltd, entered into in June 2008, Microsemi Corporation (“Microsemi”), the parent company of Microsemi-Analog, entered into a license agreement with us with respect to our Remote Power Patent.  The license agreement provides that Microsemi is obligated to pay us quarterly royalty payments of 2% of the sales price for certain of its Midspan PoE products for the full term of our Remote Power Patent (March 2020).

D-Link License

In August 2007, we agreed to licensing terms with D-Link Corporation and D-Link Systems (collectively, “D-Link”) as part of a settlement agreement of our patent infringement litigation against D-Link in the United States District Court for the Eastern District of Texas, Tyler Division for infringement of our Remote Power Patent (See “Legal Proceedings - D-Link Settlement”).

The license terms include the agreement by D-Link to license our Remote Power Patent for its full term which expires in March 2020, and the payment of monthly royalty payments (beginning as of May 26, 2007) based upon a running royalty rate of 3.25% of the net sales of D-Link branded Power over Ethernet products, including those products which comply with the IEEE 802.3af and 802.3at Standards.  The royalty rate is subject to adjustment beginning the second quarter of 2008 to a royalty rate consistent with other similarly situated licensees of our Remote Power Patent that may vary according to units and volumes of licensed products sold.  In addition, D-Link paid us an upfront payment upon signing of the license agreement of $100,000.  The products covered by the license include D-Link Power over Ethernet enabled switches, wireless access points, and network security cameras, among others.

Legal Representation

In February 2008, we entered into an agreement with Dovel & Luner, LLP pursuant to which such firm provides legal services to us with respect to our litigation commenced in February 2008 against eight major data networking equipment manufacturers, pending in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent (See “Legal Proceedings”).  The terms of our agreement with Dovel & Luner, LLP provide for fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of up to 24% depending upon when an outcome is achieved.

With respect to our litigation against D-Link, which was settled in May 2007, we utilized the services of Blank Rome LLP, on a full contingency basis and also the services of Potter Mitton, P.C. (Tyler, Texas) on an hourly basis to serve as local counsel.  In accordance with our contingency fee agreement with Blank Rome LLP, we will pay legal fees to Blank Rome LLP equal to 25% of the royalty revenue received by us from our license agreement with D-Link after we recover our expenses related to the litigation.

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

Description of Property

We currently lease office space in New York City at a cost of $3,400 per month under a lease which expires in June 2010.

Employees and Consultants

As of March 31, 2009, we had one full-time employee, no part-time employees and three consultants.

ITEM 1A.   RISK FACTORS

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control.  The following discussion highlights the most material of the risks.

We have a history of losses and modest revenue from current operations.

We have incurred substantial operating losses since our inception, which has resulted in an accumulated deficit of $(50,895,000) as of December 31, 2008.  For the years ended December 31, 2008 and 2007, we incurred net losses of $(1,618,000) and $(2,998,000), respectively.  We have financed our operations primarily by sales of equity securities.  We had revenue of $349,000 and $232,000 from operations for the years ended December 31, 2008 and December 31, 2007, respectively.  Our ability to achieve revenue and generate positive cash flow from operations is dependent upon consummating licensing agreements with respect to our patented technologies.  In August 2007, as part of our settlement agreement pertaining to our patent infringement litigation against D-Link Corporation and D-Link Systems (collectively, “D-Link”), we entered into our first license agreement for our Remote Power Patent with D-Link. (See “Legal Proceedings - D-Link Litigation”).  In August 2008, as part of our Special Licensing Program and an agreement with Microsemi Corp-Analog Mixed Signal Group Ltd. (previously PowerDsine Ltd.), a subsidiary of Microsemi Corporation (“Microsemi”), Microsemi entered into a license agreement with us for our Remote Power Patent with respect to certain of its Midspan PoE products (See “Legal Proceedings – PowerDsine Settlement).  As of March 31, 2009, we  have entered into 5 license agreements with respect to our Remote Power Patent.  We may not be successful in achieving additional material licensing agreements with third parties and our failure to do so would have a material adverse effect on our business, financial condition and results of operations.  We may not be able to achieve material revenue or generate positive cash flow from operations from our licensing business.

We could be required to stop operations if we are unable to develop our technology licensing business or raise capital when needed.

We anticipate, based on our currently proposed plans and assumptions relating to our operations (including the timetable of, costs and expenses associated with our continued operations), that our cash position of $4,140,000 at March 1, 2009 will more likely than not be sufficient to satisfy our operations and capital requirements until at least December 31, 2010.  However, we may expend our funds prior thereto.  In the event our plans change, or our assumptions change or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), we could have insufficient funds to support our operations prior to December 31, 2010.  Our inability to obtain additional financing when needed, absent generating sufficient cash from licensing arrangements, would have a material adverse effect on us, requiring us to curtail or possibly cease our operations.  In addition, any additional equity financing may involve substantial dilution to the interests of our then existing stockholders.

Our licensing business may not be successful.

In November 2003, we entered the technology licensing business following our acquisition of six patents relating to various telecommunications and data networking technologies including, among others, patents covering the delivery of remote power over Ethernet and the transmission of audio, video and data over computer and telephony networks.  To date, we have only entered into 5 license agreements with third parties with respect to our patented technology (See “Business - Licensing”).  Accordingly, we have a limited history in the technology licensing business upon which an evaluation of our prospects and future performance can be made.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the development, operation and expansion of a new business based on patented technologies in a highly specialized and competitive market.  We may not be able to achieve sufficient revenue or profitable operations from our new licensing business.

Our future source of licensing revenue is uncertain.

In February 2004, we initiated our first licensing efforts relating to the technologies in our remote power patent (U.S. Patent No. 6,218,930) (the “Remote Power Patent”).  To date, we have entered into 5 license agreements with respect to our Remote Power Patent.  (See “Business - Licensing”).  Our inability to consummate additional licensing agreements and achieve material revenue from our patented technologies would have a material adverse effect on our operations and our ability to continue our business.  In addition, in the event we consummate license arrangements with third parties, such arrangements may not produce a stable or predictable stream of revenue in the foreseeable future.  Furthermore, the success of our licensing efforts depends upon the strength of our intellectual property rights.

Our success is dependent upon our ability to protect our proprietary technologies.

Our success is substantially dependent upon our proprietary technologies and our ability to protect our intellectual property rights.  We currently hold 6 patents issued by the U.S. Patent Office that relate to various telecommunications and data networking technologies and include among other things, patents covering the delivery of power to certain devices over PoE networks and the transmission of audio, voice and data over computer and telephony networks.  We rely upon our patents and trade secret laws, non-disclosure agreements with our employees, consultants and third parties to protect our intellectual property rights.  The complexity of patent and common law, combined with our limited resources, create risk that our efforts to protect our proprietary technologies may not be successful.  We cannot assure you that our patents will be upheld or that third parties will not invalidate our patent rights.  If our intellectual property rights are not upheld, such an event would have a material adverse effect on us.

Any litigation to protect our intellectual property or any third party claims to invalidate our patents could have a material adverse effect on our business.

Our success depends on our ability to protect our intellectual property rights.  In August 2005, we commenced patent litigation against D-Link Corporation and D-Link Systems, Incorporated for infringement of our Remote Power Patent and in April 2007 we entered into a settlement agreement with the D-Link parties (See “Legal Proceedings - D-Link Litigation”).  In addition, in February 2008 we commenced patent litigation against Cisco Systems, Inc. and seven other major data networking equipment manufacturers which is currently pending in the United States District Court for the Eastern District of Texas, Tyler Division (See “Legal Proceedings - Pending Litigation Against Major Data Networking Equipment Manufacturers”).  In the future, it may be necessary for us to commence patent litigation against additional third parties whom we believe require a license to our patents.  In addition, we may be subject to claims seeking to invalidate our patents, as asserted by the defendants in the aforementioned pending litigation in Texas with us.  These types of claims, with or without merit, may subject us to costly litigation and diversion of management’s focus.  If we are unsuccessful in enforcing and validating our patents and/or if third parties making claims against us seeking to invalidate our patents are successful, they may be able to obtain injunctive or other equitable relief, which effectively could block our ability to license or otherwise capitalize on our proprietary technologies.  Successful litigation against us resulting in a determination that our patents are not valid or enforceable, and/or that third parties do not infringe, would have a material adverse effect on us.

Our license agreements with D-Link and Microsemi may not result in significant royalties and do not necessarily mean we will achieve additional license agreements or material revenue.

In August 2007 we finalized the settlement agreement with respect to our patent litigation against D-Link Corporation and D-Link Systems, Incorporated pending in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  Under the terms of the settlement, D-Link entered into a license agreement for our Remote Power Patent the terms of which include monthly royalty payments of 3.25% (beginning May 2007) of the net sales of D-Link PoE products, including those products which comply with the IEEE 802.3af and 802.3at Standards, for the full life of our Remote Power Patent, which expires in March 2020.  The royalty rate is subject to adjustment to a rate consistent with other similarly situated licensees of the Remote Power Patent based on units of shipments of licensed products.  In addition, D-Link paid us $100,000 upon signing of the Settlement Agreement.  On August 13, 2008, as part of our Special Licensing Program and our agreement with Microsemi Corp-Analog Mixed Signal Group Ltd. (“Microsemi-Analog”) entered into in June 2008, Microsemi Corporation (“Microsemi”), the parent company of Microsemi-Analog, entered into a license agreement with us with respect to our Remote Power Patent.  The license agreement provides that Microsemi is obligated to pay us quarterly royalty payments of 2% of the sales price for certain of Microsemi’s Midspan PoE products for the full term of our Remote Power Patent (March 2020).  For the year ended December 31, 2008, we received aggregate royalty payments of $349,000 with respect to our license agreements.  Notwithstanding our license agreements with the D-Link and Microsemi, there is no assurance that we will achieve significant royalty revenue from such license agreements, that we will be able to achieve additional material license agreements with third parties relating to our Remote Power Patent or any of our other patents, or that such license arrangements will result in material revenue to us.

We face uncertainty as to the outcome of our litigation against major data networking equipment manufacturers.

In February 2008, we commenced litigation against eight major data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  The defendants in the lawsuit include Cisco Systems, Inc., Cisco Linksys, LLC, Enterasys Networks, Inc., 3COM Corporation, Inc., Extreme Networks, Inc., Foundry Networks, Inc., Netgear, Inc. and Adtran, Inc.  We seek injunctive relief and monetary damages for infringement based upon reasonable royalties as well as treble damages for the defendants’ continued willful infringement of our Remote Power Patent.  In their answers to the Complaint, the defendants asserted that they do not infringe any valid claim of our Remote Power Patent, and further asserted that, based on several different theories, the patent claims are invalid or unenforceable.  In addition to these defenses, the defendants also asserted counterclaims for, among other things, non-infringement, invalidity, and unenforceability of our Remote Power Patent.  In the event that the Court determines that our Remote Power Patent is not valid or enforceable, and/or that the defendants do not infringe, any such determination would have a material adverse effect on us.

Material licensing revenues from our Remote Power Patent may be dependent upon the applicability of the IEEE Standard.

The Institute of Electrical and Electronic Engineers (IEEE) is a non-profit, technical professional association of more than 370,000 individual members in approximately 160 countries.  The Standards Association of the IEEE is responsible for the creation of global industry standards for a broad range of technology industries.  In 2000, the IEEE formed a task force to facilitate the adoption of a standardized methodology for the delivery of remote power over Ethernet networks which would insure interoperability among vendors of switches and terminal devices.  In June 2003, the IEEE Standards Association approved the 802.3af Power Over Ethernet standard (the “Standard”), which covers technologies deployed in delivering power over Ethernet cables including whether deployed in switches or as standalone midspan hubs both of which provide power to remote devices including, among others, wireless access points, IP phones and network based cameras.  The technology is commonly referred to as PoE.  We believe our Remote Power Patent covers several of the key technologies covered by the Standard.  However, there is a risk that as a result of litigation a court may determine otherwise and such a determination would have a material adverse effect on our ability to enter into license agreements and achieve material revenue and profits from our Remote Power Patent.

Our markets are subject to rapid technological change and our technologies face potential technology obsolescence.

The telecommunications and data networking technology market, including transmission of audio, video and data over computer and telephony networks and the delivery of remote PoE markets, are characterized by rapid technological changes, changing customer requirements, frequent new product introductions and enhancements, and evolving industry standards.  The introduction of products embodying new technologies and the emergence of new industry standards may render our technologies obsolete or less marketable.

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

Dependence upon CEO and Chairman.

Our success is largely dependent upon the personal efforts of Corey M. Horowitz, our Chairman and Chief Executive Officer and Chairman of the Board of Directors.  Our employment agreement with Mr. Horowitz expired on February 28, 2009.  Mr. Horowitz continues to serve as our Chairman and Chief Executive Officer.  We are currently in discussions with Mr. Horowitz with respect to a new employment agreement, but there is no certainty that we will achieve a mutually acceptable agreement. We believe that the loss of the services of Mr. Horowitz would have a material adverse effect on our business and prospects.  We do not maintain key-man life insurance on the life of Mr. Horowitz.

Risks related to low priced stocks.

Our common stock currently trades on the OTC Bulletin Board under the symbol NSSI.  Since the trading price of our common stock is below $5.00 per share, our common stock is considered a penny stock.  SEC regulations generally define a penny stock to be an equity security that is not listed on Nasdaq or a national securities exchange and that has a market value of less than $5.00 per share, subject to certain exceptions.  SEC regulations require broker-dealers to deliver to a purchaser of our common stock a disclosure schedule explaining the penny stock market and the risks associated with it. Various sales practice requirements are also imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions).  Broker-dealers must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and monthly account statements disclosing recent price information for the penny stock held in the customer’s account.

The significant number of options and warrants outstanding may adversely effect the market price for our common stock.

As of March 31, 2009, there are outstanding options and warrants to purchase an aggregate of 12,164,882 shares of our common stock at exercise prices ranging from $.12 to $10.00.  To the extent that outstanding options and warrants are exercised, existing stockholder percentage ownership will be diluted and any sales in the public market of the common stock underlying such options may adversely affect prevailing market prices for our common stock.

We have a significant amount of authorized but unissued preferred stock, which may affect the likelihood of a change of control in our company.

Our Board of Directors has the authority, without further action by the stockholders, to issue 10,000,000 shares of preferred stock on such terms and with such rights, preferences and designations as our Board of Directors may determine.  Such terms may include restricting dividends on our common stock, dilution of the voting power of our common stock or impairing the liquidation rights of the holders of our common stock.  Issuance of such preferred stock, depending on the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control.  In addition, certain “anti-takeover” provisions in Delaware law may restrict the ability of our stockholders to authorize a merger, business combination or change of control.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	our ability to successfully enforce and/or defend our Remote PowerPatent;

●	our ability to enter into favorable license agreements with third parties withrespect to our Remote Power Patent;

●	our ability to achieve material revenue and profits;

●	our ability to raise capital when needed;

●	sales of our common stock;

●	our ability to execute our business plan;

●	technology changes;

●	legislative, regulatory and competitive developments; and

●	economic and other external factors.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.   PROPERTIES

We currently lease office space in New York City at a cost of $3,400 per month under a lease which expires in June 2010.

ITEM 3.   LEGAL PROCEEDINGS

Pending Litigation Against Major Data Networking Equipment Manufacturers

In February 2008, we commenced litigation against eight major data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  The defendants in the lawsuit include Cisco Systems, Inc., Cisco Linksys, LLC, Enterasys Networks, Inc., 3COM Corporation, Inc., Extreme Networks, Inc., Foundry Networks, Inc., Netgear, Inc. and Adtran, Inc.  We seek injunctive relief and monetary damages for infringement based upon reasonable royalties as well as treble damages for the defendant’s continued willful infringement of our Remote Power Patent.  All of the defendants have answered the complaint and asserted that they do not infringe any valid claim of our Remote Power Patent, and further asserted that, based on several different theories, the patent claims are invalid or unenforceable.  In addition to these defenses, the defendants also asserted counterclaims for, among other things, non-infringement, invalidity, and unenforceability of our Remote Power Patent.  In the event that the Court determines that our Remote Power Patent is not valid or enforceable, and/or that the defendants do not infringe, any such determination would have a material adverse effect on our company.

D-Link Settlement

In August 2005, we commenced patent litigation against D-Link Corporation and D-Link Systems, Incorporated (collectively “D-Link”) in the United States District Court for the Eastern District of Texas, Tyler division, for infringement of our Remote Power Patent.  Our complaint sought, among other things, a judgment that our Remote Power Patent is enforceable and has been infringed by the defendants.  We also sought a permanent injunction restraining the defendants from continued infringement, or active inducement of infringement by others, of our Remote Power Patent.

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

PowerDsine Settlement

On November 16, 2005, we entered into a Settlement Agreement with PowerDsine, Inc. (NASDAQ: PDSN) and PowerDsine Ltd. (collectively, “PowerDsine”) which dismissed, with prejudice, patent litigation brought by PowerDsine against us in March 2004 in the United States District Court for the Southern District of New York that sought a declaratory judgment that our Remote Power Patent (U.S. Patent No. 6,218,930) was invalid and not infringed by PowerDsine and/or its customers.

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

No licenses to use the technologies covered by our Remote Power Patent were granted to PowerDsine or its customers under the terms of the settlement.  The Settlement Agreement further provides that PowerDsine is obligated to provide each of its customers with written notice of the settlement which notice shall disclose that no license for our Remote Power Patent has been provided to PowerDsine’s customers and that in order to combine, modify or integrate any PowerDsine product with or into any other device or software, PowerDsine’s customers may need to receive patent license(s) for our Remote Power Patent which is the customer’s responsibility.

In June 2008 we entered into a new agreement with Microsemi Corp-Analog Mixed Signal Group Ltd (“Microsemi Analog”), previously PowerDsine Ltd, a subsidiary of Microsemi Corporation (“Microsemi”), a leading manufacturer of high performance analog mixed-signal integrated circuits and high reliability semiconductors, which, among other things, amended the prior Settlement Agreement entered into between the parties in November 2005.  Under the new agreement, on June 25, 2008 we announced the commencement of an industry-wide Special Licensing Program for our Remote Power Patent to vendors of PoE equipment.   The Special Licensing Program was of limited duration (through December 31, 2008) and was implemented on an industry-wide basis to offer discounted running royalty rates and exceptions to our standard licensing terms and conditions for the Remote Power  Patent to PoE vendors who were “early adopters” and entered into license agreements without delay to avoid litigation and higher royalties. We entered into 3 license agreements as part of our Special Licensing Program.  The new agreement enabled Microsemi Analog to assist in its customers’ evaluation of the Remote Power Patent and the terms being made available to vendors of PoE equipment pursuant to our Special Licensing Program, an activity that was previously prohibited by the 2005 Settlement Agreement with PowerDsine.  As part of our Special Licensing Program and our agreement with Microsemi Analog entered into in June 2008, Microsemi entered into a license agreement, dated August 13, 2008, with us with respect to the Remote Power Patent.  The license agreement provides that Microsemi is obligated to pay us quarterly royalty payments of 2% of the sales price for certain of Microsemi’s Midspan PoE products for the full term of the Remote Power Patent (March 2020).

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

YEAR ENDED DECEMBER 31, 2008	HIGH	LOW
Fourth Quarter	$0.70	$0.38
Third Quarter	$1.05	$0.70
Second Quarter	$1.29	$0.85
First Quarter	$1.50	$1.14

YEAR ENDED DECEMBER 31, 2007	HIGH	LOW
Fourth Quarter	$2.05	$1.33
Third Quarter	$1.60	$1.44
Second Quarter	$2.04	$1.55
First Quarter	$1.75	$1.35

On March 20, 2009, the closing price for the Common Stock as reported on the OTC Bulletin Board was $0.60 per share. The number of record holders of our Common Stock was 115 as of March 20, 2009.

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

Recent Issuances of Unregistered Securities.  None.

Issuer Purchases of Equity Securities.  None.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (1)
Equity compensation plans approved by security holders	3,858,895	$0.90	0(1)
Equity compensation plans not approved by security holders	0	—	—
Total	3,858,895	$0.90	0(1)
__________
     (1)  Our 1996 Amended and Restated Stock Option Plan provided for the issuance of options to purchase up to 4,000,000 shares of our common stock.  As of March 2006, no additional options could be issued under the plan in accordance with its terms.

ITEM 6.   SELECTED FINANCIAL DATA

Not required for a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS FORM 10-K. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ABOVE ENTITLED “RISK FACTORS” IN ITEM 1A OF THIS REPORT AS WELL AS THOSE RISKS DISCUSSED IN THIS SECTION AND ELSEWHERE IN THIS REPORT. BECAUSE SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.

 Overview

Our principal business is the acquisition, development, licensing and protection of our intellectual property. We presently own six patents covering various telecommunications and data networking technologies (the “Patent Portfolio”) including, among others, patents covering the delivery of power over Ethernet for the purpose of remotely powering network devices, and the transmission of audio, video and data over computer and telephony networks. Our strategy is to pursue licensing and strategic business alliances with companies in the industries that manufacture and sell products that make use of the technologies underlying our patents as well as with other users of the technology who benefit directly from the technology including corporate, educational and governmental entities.

To date, our efforts with respect to our Patent Portfolio have focused on licensing our patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the “Remote Power Patent”).  As of March 31, 2009, we had entered into 5 license agreements with respect to our Remote Power Patent.  In August, 2007, as part of a settlement agreement relating to our litigation with D-Link, we entered into a license agreement with D-Link pertaining to our Remote Power Patent (See Item I. “Business – Licensing - D-Link License”).  In February 2008, we commenced patent infringement litigation against several major data networking equipment manufacturers including Cisco Systems, Inc. and seven (7) other defendants (See Item 3. “Legal Proceedings”).  During the next 12 months we do not presently anticipate licensing efforts for our other patents besides our Remote Power Patent.

To date we have incurred significant losses and at December 31, 2008 had an accumulated deficit of $(50,895,000).  For the year ended December 31, 2008 and December 31, 2007, we incurred net losses of $(1,618,000) and $(2,998,000), respectively.  We anticipate that we will continue to incur losses until we enter into additional license agreements with respect to our patented technologies.  We have achieved revenue of $349,000 from our technology licensing business for the year ended December 31, 2008 with respect to royalties pertaining to our Remote Power Patent.  Our inability to consummate additional material license agreements and achieve revenue from our patented technologies would have a material adverse effect on our operations and our ability to continue business.

Our success and ability to generate revenue is largely dependent on our ability to consummate licensing arrangements with third parties.  In November 2004, we entered into an agreement with ThinkFire Services USA, Ltd. (“ThinkFire”) pursuant to which ThinkFire has been granted the exclusive worldwide rights to negotiate license agreements for our Remote Power Patent with certain agreed-upon potential licensees.  We have agreed to pay ThinkFire a fee of up to 20% of the royalty payments received from license agreements consummated by ThinkFire on our behalf after we recover our expenses.

In August 2007 we finalized the settlement of our patent litigation against D-Link in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent (U.S. Patent No. 6,218,930).  Under the terms of the settlement, D-Link has agreed to license our Remote Power Patent the terms of which include monthly royalty payments of 3.25% of the net sales of D-Link branded Power over Ethernet products, including those products which comply with the IEEE 802.3af and 802.3at Standards, for the full life of our Remote Power Patent, which expires in March 2020.  The royalty rate is subject to adjustment to a rate consistent with other similarly situated licensees of our Remote Power Patent based on units of shipments of licensed products.  In addition, D-Link paid us $100,000 upon signing the settlement agreement.  Notwithstanding the settlement and our license agreement with D-Link, there is no assurance that we will achieve significant royalty revenue from D-Link, that we will be able to achieve additional license agreements with third parties relating to our Remote Power Patent or our other patents, or that such license arrangements will result in material revenue to us.

In February 2008, we commenced litigation against eight major data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  The defendants in the lawsuit include Cisco Systems, Inc., Cisco Linksys, LLC, Enterasys Networks, Inc., 3COM Corporation, Inc., Extreme Networks, Inc., Foundry Networks, Inc., Netgear, Inc. and Adtran, Inc.  We seek injunctive relief and monetary damages for infringement, based upon reasonable royalties as well as treble damages for the defendants’ continued willful infringement of our Remote Power Patent.  All of the defendants have answered our complaint and asserted that they do not infringe any valid claim of our Remote Power Patent, and further asserted that, based on several different theories, the patent claims are invalid or unenforceable.  In addition to these defenses, the defendants also asserted counterclaims for, among other things, non-infringement, invalidity, and unenforceability of our Remote Power Patent.  In the event that the Court determines that our Remote Power Patent is not valid or enforceable, and/or that the defendants do not infringe, any such determination would have a material adverse effect on us.

As part of our Special Licensing Program and our agreement with Microsemi Corp-Analog Mixed Signal Group Ltd. (“Microsemi-Analog”) entered into in June 2008, Microsemi Corporation (“Microsemi”), the parent company of Microsemi-Analog, entered into a license agreement, dated August 13, 2008, with us with respect to the Remote Power Patent.  The license agreement provides that Microsemi is obligated to pay us quarterly royalty payments of 2% of the sales price for certain of Microsemi’s Midspan PoE products for the full term of the Remote Power Patent (through March 2020).

RESULTS OF OPERATIONS

Year Ended December 31, 2008 Compared To Year Ended December 31, 2007

We had revenues of $349,000 for the year ended December 31, 2008 (“2008”) as compared to revenues of $232,000 for the year ended December 31, 2007 (“2007”) which increase in revenues was attributed to a full year of royalties with respect to our license with D-Link and royalties from our license with Microsemi entered into in August 2008.

We had a cost of royalties of $18,000 and $12,000 for 2008 and 2007, respectively, which was related to the payment of bonus compensation on the royalties pursuant to an employment agreement with our Chief Executive Officer.  The gross profit for 2008 was $331,000 as compared to $220,000 for 2007.

General and administrative expenses include overhead expenses, finance, accounting, legal and other professional services incurred by us.  General and administrative expenses decreased by $219,000, from $1,992,000 for 2007 to $1,773,000 for 2008 due primarily to decreased fees and expenses with respect to litigation involving our Remote Power Patent.

We incurred an operating loss of ($1,729,000) for 2008 compared with an operating loss of ($3,175,000) for 2007.  Included in the operating loss for 2008 was $287,000 in charges relating to non-cash compensation expenses as compared to $1,403,000 for such non-cash compensation expenses for 2007.  These losses were offset by interest earned of $111,000 and $177,000 for 2008 and 2007, respectively.

No provision for or benefit from federal, state or foreign income taxes was recorded for 2008 and 2007 because we incurred net operating losses and fully reserved our deferred tax assets as their future realization could not be determined.

As a result of the foregoing, we incurred a net loss of $(1,618,000) for the 2008 compared with a net loss of $(2,998,000) for 2007.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from the sale of equity securities.  In April 2007, we completed a private offering of equity securities resulting in gross proceeds of $5,000,000.  In addition, during the fourth quarter of 2007 we received $1,184,375 of cash proceeds from the exercise of warrants issued in December 2004 and January 2005.  We anticipate, based on currently proposed plans and assumptions, relating to our operations, that our cash and cash equivalents of approximately $4,140,000 as of March 1, 2009 will more likely than not be sufficient to satisfy our operations and capital requirements until at least December 31, 2010.  There can be no assurance, however, that such funds will not be expended prior thereto. In the event our plans change, or our assumptions change, or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), we may have insufficient funds to support our operations prior to December 31, 2010.  Our inability to consummate licensing arrangements with respect to our Remote Power Patent and generate revenues therefrom on a timely basis or obtain additional financing when needed would have a material adverse effect on our company, requiring us to curtail or cease operations. In addition, any equity financing may involve substantial dilution to our current stockholders.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities.

Critical Accounting Policies:

Patents:

We own a patent portfolio that relates to various telecommunications and data networking technologies.  We capitalize the costs associated with acquisition, registration and maintenance of the patents and amortize these assets over their remaining useful lives on a straight-line basis.  Any further payments made to maintain or develop the patents would be capitalized and amortized over the balance of the useful life for the patents.

Impairment of long-lived assets:

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we record impairment losses on long-lived assets used in operations or expected to be disposed of when indicators of impairment exist and the cash flows expected to be derived from those assets are less than carrying amounts of those assets.

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

Recently Issued Accounting Pronouncements:

See Note B[10] on page F-8 to the Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKETRISK

We do not engage in transactions in derivative financial instruments or derivative commodity instruments.  As of the date of this Report, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required hereby are located on pages F-1 through F-17 which follow Part III.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a)           Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have reviewed our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.  Based upon this review, our officers concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)           Management’s Annual Report on Internal Control Over Financial Reporting

Our management is also responsible for establishing and maintaining adequate “internal control over financial reporting” of the company, as defined in Rule 13a-15(f) of the Exchange Act.  Internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework.  Management believes that this evaluation provides a reasonable basis for its opinion.  In connection with this evaluation, our management did not identify any material deficiencies.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of the end of the period covered by this report.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

NAME	AGE	POSITION
Corey M. Horowitz	54	Chairman, Chief Executive Officer and Secretary, Chairman of the Board of Directors
David C. Kahn	57	Chief Financial Officer
Robert M. Pons	52	Director
Laurent Ohana	45	Director

Corey M. Horowitz became our Chairman and Chief Executive Officer in December 2003.  Mr. Horowitz has also served as our Chairman of our Board of Directors since January 1996 and has been a member of our Board of Directors since April 1994.  In January 2003, Mr. Horowitz also became our Secretary.  Mr. Horowitz is also President and sole shareholder of CMH Capital Management Corp. (“CMH”), a New York investment advisory and merchant banking firm, which he founded in September 1991. During the period June 2001 through December 2003, CMH rendered financial advisory services to us.  From January 1986 to February 1991, Mr. Horowitz was a general partner in charge of mergers and acquisitions at Plaza Securities Co., a New York investment partnership.

David C. Kahn, CPA, became our Chief Financial Officer in January 2004.  Since December 1989, Mr. Kahn has provided accounting and tax services on a consulting basis to private and public companies.  He also serves as a faculty member of Yeshiva University in New York, a position he has held since August 2000.

Robert M. Pons became a director of our company in December 2003.  Mr. Pons is currently Senior Vice President of TMNG Global (NasdaqGM:TMNG), a leading provider of professional services to the converging communications media and entertainment industries and the capital formation firms that support it.  From January 2004 until April 2007, Mr. Pons served as President and Chief Executive Officer of Uphonia, Inc. (PK:UPHN) (previously SmartServ Online, Inc.), a wireless applications service provider.  From August 2003 until January 2004, Mr. Pons served as Interim Chief Executive Officer of SmartServ Online, Inc. on a consulting basis.  From March 1999 to August 2003, he was President of FreedomPay, Inc., a wireless device payment processing company.  During the period January 1994 to March 1999, Mr. Pons was President of Lifesafety Solutions, Inc., an enterprise software company.  Mr. Pons has over 20 years of management experience with telecommunications companies including MCI, Inc., Sprint, Inc. and Geotek, Inc.

Laurent Ohana became a director of our company in September 2005.  Mr. Ohana is currently the Managing Partner of Parkview Ventures LLC (“Parkview”), a company engaged in merchant banking activities, including making investments in and providing strategic advisory services to information technology firms in the US and internationally.  From 1999 to 2002, Mr. Ohana was the CEO of Inlumen, Inc., a company engaged in providing private label web-based financial portals to financial institutions.  From 1994 to 2004, Mr. Ohana was the managing partner of New Media Capital LLC, a technology venture capital and advisory firm.  From 1987 to 1993, Mr. Ohana was a corporate attorney at Fried Frank Harris Shriver & Jacobson.

Key Consultant

Jonathan Greene has served as a consultant to our company since December 2004 providing technical and marketing analysis for our Patent Portfolio.  Mr. Greene also serves as a member of our Technical Advisory Board.  Since April 2006, Mr. Greene has also served as a marketing consultant for Avatier Corporation, a developer of identity management software.  From August 2003 until December 2004, he served as a consultant to Neartek, Inc., a storage management software company (August 2003 until October 2003) and Kavado Inc., a security software company (November 2003 until December 2004).  From January 2003 until July 2003, Mr. Greene served as Director of Product Management for FalconStor Software, Inc., a storage management software company.  From December 2001 through December 2002, Mr. Greene served as our Senior Vice President of Marketing and Business Development, at a time when we were engaged in the development, marketing and licensing of security software.  From December 1999 until September 2001, he served as Senior Vice President of Marketing for Panacya Inc., a vendor of service management software.  Mr. Greene has also held positions at System Management ARTS (SMARTS), Computer Associates, Cheyenne Software and Data General.

Committees of the Board of Directors

Audit Committee

We do not have a separate audit committee.  Our Board of Directors functions as our audit committee in accordance with Section 3(a)58(A) of the Securities Exchange Act of 1934.  As part of our internal control procedures, our two independent directors (Robert Pons and Laurent Ohana) receive quarterly and annual financial statements and consult with our independent accountants prior to filing such financial statements with the SEC.  In addition, Robert Pons, an independent director, receives monthly financial information from our Chief Financial Officer also as part of our internal control procedures.  The Company does not have an audit committee financial expert serving on its Board of Directors.

Compensation Committee

Robert Pons is currently the sole member of our Compensation Committee and served in that capacity for 2008 and 2007.  The Compensation Committee is responsible for recommending compensation for our executive officers (subject to Board approval), including bonuses and benefits, and administration of our compensation programs, including our Stock Option Plan.

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

Technical Advisory Board

In November 2004 we established a Technical Advisory Board to assist us with our strategic business plan of maximizing the value of our Patent Portfolio.  Each member of the Technical Advisory Board received a five (5) year option to purchase 17,500 shares (fully vested) of our common stock at an exercise price equal to the closing price of the shares on the date of appointment to the Technical Advisory Board.

The members of the Technical Advisory Board include:

George Conant, former CEO and Chairman of the Board of Directors of Merlot Communications, Inc., a broadband communications solutions provider, during the period 2000 – 2006.  Prior to joining Merlot Communications, Inc., Mr. Conant co-founded Xyplex, Inc., a manufacturer of data communications equipment and network management software, where he held the positions of Vice President of Engineering, Vice President of Technology and Chief Technology Officer. Prior to Xyplex, Mr. Conant was employed by Digital Equipment Corporation, where he worked as a network architect. Mr. Conant received a BS and a Masters in theoretical mathematics from the University of Michigan.

Ron Keenan, Electrical Engineer, Dapco Industries, a developer and manufacturer of ultrasonic test systems.  From 2006 to 2008, he was CEO of IP Infotainment, Limited, a network services company.  From 1997 until 2006, Mr. Keenan served as Chief Technology Officer of Merlot Communications, Inc.  Mr. Keenan is an expert on the convergence of telecommunications and data who, prior to co-founding Merlot, founded QFR USA Corporation, a high-tech firm engaged in developing custom ASICs for advanced and cost-effective communications systems.  He had previously founded two other development firms.  He also served as advanced engineering project director at TIE/Communications, Inc., where he developed the TIE 612 Electronic Key System, the first “skinny wire” telephone system and one of the largest selling key systems in history.  Mr. Keenan received his BS in Electrical Engineering from the Milwaukee School of Engineering and has more than 20 years experience in advanced analog and digital design techniques.

Andrew Maslow, Director of Industrial Affairs, Memorial Sloan-Kettering Cancer Center.  Mr. Maslow heads the intellectual property activities of Sloan-Kettering which includes licensing activities of the Center’s technology and management of its patent portfolio.  Annual licensing revenue exceeds $60 million.   Prior to joining Sloan-Kettering, Mr. Maslow was Associate Director of the Office of Science and Technology of Columbia University where he was responsible for the development, patenting and licensing of inventions originating at the university.  Mr. Maslow is a Registered Patent Attorney.

Boris Katzenberg, Vice President Engineering, Aventura Technology, Inc., a manufacturer of next generation video surveillance solutions.  From 2003 to 2008, he was Senior Electrical Engineer, Ortronics, Inc., a structured cabling solutions provider.  Mr. Katzenberg has held numerous positions during his 28-year career in the Telecom and Datacom industries.  He has been a force in the fields of power delivery and signal integrity systems, and has lent his expertise in the development of many innovative and cutting-edge technologies.  From 1997 to 2002, he was a senior electrical engineer at Merlot Communications, Inc., where he invented the technology underlying our Remote Power Patent.  He has also been active in the IEEE 802.3at Task Force, developing the next generation Power over Ethernet standard and continues to be responsible for the evaluation of new technologies and their development into viable products for Aventura Technology, Inc.

Jonathan Greene also serves as a member of the Technical Advisory Board (see page 26 hereof for a description of Mr. Greene’s background).

Director Independence

Two of our three directors, Robert Pons and Laurent Ohana, are considered independent directors based upon the standard of independence adopted by the Board of Directors as promulgated under Rule 121A of the Company Guide of the American Stock Exchange (“AMEX”).  While we are not listed on AMEX, our Board has adopted its independence rules in making its determination of director independence.

Compensation Committee Interlocks and Insider Participation

Robert Pons was the sole member of the Compensation Committee during the year ended December 31, 2007.  No member of the Compensation Committee was at any time during or prior to the year ended December 31, 2008, an officer or employee of our company.  No interlocking relationship existed between Mr. Pons and any member of our board of directors or Compensation Committee during that period.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers, directors, and persons who own more than 10% of our outstanding Common Stock file initial reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than 10% stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.  We believe that our executive officers, directors, and greater than 10% stockholders complied with all required filings during the year ended December 31, 2008.

Code of Ethics

The Board of Directors has adopted a Code of Ethics that applies to the principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Code of Ethics was filed as Exhibit 14 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes compensation, for the year ended December 31, 2008, awarded to, earned by or paid to our Chief Executive Officer (“CEO”) and to each of our executive officers who received total compensation in excess of $100,000 for the year ended December 31, 2008 for services rendered in all capacities to us (collectively, the “Named Executive Officers”).

Summary Compensation Table

		Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards($)	All Other Compensation($)(1)	Total($)
Corey M. Horowitz Chairman and Chief Executive Officer	2008	$298,947	$168,000(2)	$190,763(3)	—	$657,710
David C. Kahn Chief Financial Officer	2008	$83,340(4)	$15,000	$31,863(5)	—	$130,203

(1)	We have concluded that the aggregate amount of perquisites and other personal benefits paid to either Mr. Horowitz or Mr. Kahn did not exceed $10,000.

(2)
Mr. Horowitz received the following bonus payments for 2008: (i) a discretionary annual bonus of $150,000 for 2008 which was paid in January 2009 and (ii) royalty bonus compensation of $18,000 pursuant to his employment agreement.

(3)
In determining the grant date fair value under SFAS No.123R of a five (5) year option issued in February 2008 to Mr. Horowitz to purchase 375,000 shares of common stock, we made the following assumptions: expected term of options – 5 years; risk free interest rate for the expected term of the options – 2.73%; expected volatility of the underlying stock – 39.35%; no expected dividends.

(4)	Consists of consulting fees paid to Mr. Kahn for his services as Chief Financial Officer.

(5)
In determining the grant date fair value under SFAS No. 123R of a five (5) year option issued in December 2008 to Mr. Kahn to purchase 100,000 shares of common stock, we made the following assumptions:  expected term of the options – 5 years; risk free interest rate for the expected term of the options – 1.55%; expected volatility of the underlying stock – 69.45%; no expected dividends.

Narrative Disclosure to Summary Compensation Table

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

On February 28, 2007, we entered into a new Employment Agreement with Corey M. Horowitz pursuant to which Mr. Horowitz continued to serve as our Chairman and Chief Executive Officer for a two year term at an annual base salary of $288,750 for the first year, increasing by 5% for the second year.  In connection with his employment agreement, Mr. Horowitz was issued a five (5) year option to purchase 375,000 shares of our common stock at an exercise price of $1.46 per share which vested, on a quarterly basis over a one year period subject to acceleration upon a change of control.  We also issued to Mr. Horowitz on the one year anniversary date (February 28, 2008) an additional five (5) year option to purchase 375,000 shares of our common stock at an exercise price of $1.32 (the closing price of our common stock on the date of grant), which option vested on a quarterly basis over a one year period.  In addition to the aforementioned option grants, the Company agreed to extend for an additional three (3) years the expiration dates of all options and warrants (an aggregate of 2,620,000 shares) expiring in calendar year 2007 and 2008 owned by Mr. Horowitz and CMH Capital Management Corp. (“CMH”), an affiliate.  Under the terms of his Employment Agreement, Mr. Horowitz receives bonus compensation in an amount equal to 5% of our royalties or other payments (before deduction of payments to third parties including, but not limited to, legal fees and expenses and third party license fees) received from licensing its patents (including patents currently owned and acquired or licensed on an exclusive basis during the period in which Mr. Horowitz continues to serve as an executive officer of our company) (the “Royalty Bonus Compensation”).  During 2008, Mr. Horowitz received $18,000 of Royalty Bonus Compensation.  Mr. Horowitz shall also receive bonus compensation equal to 5% of the gross proceeds from (i) the sale of any of our patents or (ii) our merger with or into another corporation or entity.  The Royalty Bonus Compensation shall continue to be paid to Mr. Horowitz for the life of each of our patents with respect to licenses entered into by us with third parties during Mr. Horowitz’s term of employment or at anytime thereafter, whether Mr. Horowitz is employed by us or not, provided, that, Mr. Horowitz’s employment (during the term of the Employment Agreement) has not been terminated by us “For Cause” (as defined) or terminated by Mr. Horowitz without “Good Reason” (as defined).  In the event that Mr. Horowitz’s employment is terminated by us “Other Than For Cause” (as defined) or by Mr. Horowitz for “Good Reason” (as defined), Mr. Horowitz shall be entitled to a severance of 12 months base salary.

In accordance with his employment agreement, Mr. Horowitz also had certain anti-dilution rights which provide that if at any time during the period ended December 31, 2008, in the event that we completed an offering of our common stock or any securities convertible or exercisable into common stock (exclusive of securities issued upon exercise of outstanding options, warrants or other convertible securities), Mr. Horowitz shall receive from us, at the same price as the securities issued in the financing, such number of additional options to purchase common stock so that he maintains the same derivative ownership percentage (21.47%) of our company based upon options and warrants owned by Mr. Horowitz and CMH (exclusive of ownership of shares of common stock by Mr. Horowitz and CMH)as he owned as of the time of execution of his employment agreement; provided, that, the aforementioned anti-dilution protection was afforded to Mr. Horowitz up to a maximum financing(s) of $2.5 million.  In April 2007, with respect to our completion of a $5.0 million private offering, Mr. Horowitz was issued a five (5) year option to purchase 732,709 shares of our common stock, at an exercise price of $1.67 per share (the exercise price was reduced to $.68 per share in March 2009 as part of our Board of Directors approval of adjustment of exercise prices of compensatory options and warrants to purchase up to an aggregate of 5,029,945 shares – See “Certain Relationships and Related Transactions and Director Independence”), in accordance with the aforementioned anti-dilution provisions of his employment agreement.

On February 28, 2009, our employment agreement with Mr. Horowitz expired.  We are in discussions with Mr. Horowitz with respect to a new employment agreement; however, there is no certainty that a mutually acceptable agreement will be reached.  Mr. Horowitz continues to serve as our Chairman and Chief Executive Officer.  We believe that the loss of the services of Mr. Horowitz would have a material adverse effect on our business and prospects.  (See Risk Factors – “Dependence Upon CEO and Chairman”).

On December 18, 2008, we entered into an agreement with David C. Kahn pursuant to which he continues to serve as our Chief Financial Officer through December 31, 2010.  In consideration for his services, Mr. Kahn is compensated at the rate of $7,292 per month for the year ended December 31, 2009 and is compensated at the rate of $7,657 per month for the year ended December 31, 2010.  In connection with the agreement, Mr. Kahn was also issued a five (5) year option (the “Option”) to purchase 100,000 shares of our common stock at an exercise price of $0.54 per share.  The option vested 40,000 shares on the date of grant and the balance of the shares (60,000) will vest on a quarterly basis in equal amounts of 7,500 shares beginning March 31, 2009 through December 31, 2010.  Upon a “Change in Control” (as defined) all of the unvested shares underlying the Option shall become 100% vested and immediately exercisable.  The agreement further provides that we may terminate the agreement at any time for any reason.  In the event Mr. Kahn’s services are terminated without “Good Cause” (as defined), he will be entitled to accelerated vesting of all unvested shares underlying the Option and the lesser of (i) six months base monthly compensation or (ii) the remaining balance of the monthly compensation payable through December 31, 2010.

Director Compensation

We compensated each director, who is not an employee of our company, by granting to each such outside director (upon joining the Board) stock options to purchase 50,000 shares of our common stock, at an exercise price equal to the closing price of our common stock on the date of grant, with the options vesting over a one year period in equal quarterly amounts.  In addition, subject to the discretion of the Compensation Committee and the Board of Directors, each non-employee director is eligible to receive option grants for each year of service as a director.  In December 2007, for services as a director for 2008, each member of the Board of Directors (with the exception of Harry Schessel who resigned in December 2007) was granted a five (5) year option to purchase 25,000 shares at an exercise price of $1.45 per share (closing price of our common stock on the date of grant), which option vested on a monthly basis over a one year period, subject to continued service on the Board of Directors.  In December 2008, for services as a Director for 2009, each member of the

Board of Directors was granted a five (5) year option to purchase 25,000 shares at an exercise price of $0.51 per share (closing price of our common stock on the date of grant) which option vests on a monthly basis over a one year period subject to continued service on the Board of Directors.

The following table sets forth the compensation paid to all persons who served as members of our board of directors (other than our Named Executive Officers) during the year ended December 31, 2008.  No director who is also a Named Executive Officer received any compensation for services as a director in 2008.

Name	Option Awards ($)		All other Compensation	Total ($)
Robert Pons(1)	$12,000	(2) (3)	—	$12,000	(3)
Laurent Ohana(1)	$12,000	(2) (3)	—	$12,000	(3)
Robert Graifman(1)	$12,000	(2)	$—	$12,000
___________________________
(1)
In January 2008, Robert Graifman, Robert Pons and Laurent Ohana were each granted a five (5) year option to purchase 25,000 shares of our common stock (which vested on grant), at an exercise price of $1.45 per share, for services to be rendered as a Board member during 2008.  Mr. Graifman resigned as a Board member on June 23, 2008.

(2)
In determining the grant date fair value of the option grants in January 2008 under SFAS No. 123R, we made the following assumptions:  expected term of the options – five years; risk free interest rate for the expected term of the options – 3.28%; expected volatility of the underlying stock – 37.32%; no expected dividends.

(3)
Does not include the fair value of options to purchase 25,000 shares of our common stock granted on December 1, 2008 to each of Robert Pons and Laurent Ohana since the options vest on a quarterly basis beginning March 1, 2009.

Option Grants in 2008

The following stock options were granted to the Named Executive Officers during the year ended December 31, 2008:

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in 2008	Exercise Price	Expiration Date

Corey M. Horowitz Chairman and CEO	375,000	79%	$1.32	2/28/2013
David Kahn Chairman and Chief Executive Officer	100,000	21%	$0.54	12/18/2013

 Outstanding Equity Awards at December 31, 2008

The following table sets forth information relating to unexercised and outstanding options for each Named Executive Officer as of December 31, 2008:

	Number of Securities Underlying Unexercised Option
Name	Exercisable		Unexercisable	Option Exercise Price ($)	Option Expiration Date
Corey M. Horowitz Chairman and CEO	375,000	(1)	--	$1.46	02/28/12
	732,709	(2)	--	$1.67	04/16/12
	1,195,361	(3)	--	$1.18	03/16/12
	400,000	(4)	--	$.68	11/26/09
	1,100,000	(5)	--	$.25	11/26/14
	515,218	(6)	--	$.13	12/22/11
	1,084,782	(7)	--	$.23	12/22/11
	750,000	(8)(20)	--	$1.20	04/18/10
	250,000	(9)(20)	--	$1.48	10/08/10
	300,000	(10)(20)	--	$.70	07/11/11
	--		10,625(18)	$3.0625	01/19/11
	20,000	(11)	--	$6.00	10/20/11
	10,000	(12)	--	$3.75	6/22/09
	7,500	(13)	--	$4.25	10/25/09
	5,000	(14)	--	$5.50	9/19/10
	375,000	(15)	--	$1.32	2/28/13
David Kahn Chief Financial Officer	75,000	(16)	--	$1.50	12/20/11
	75,000	(17)	--	$.80	08/04/10
	47,500		52,500(19)	$.54	12/18/13

The vesting dates of the foregoing options are as follows:  (1) 93,750 shares on a quarterly basis beginning March 31, 2007 through December 31, 2007; (2) April 16, 2007; (3) March 16, 2005; (4) 200,000 shares on November 26, 2004 and 200,000 shares on November 26, 2005, (5) November 26, 2004; (6) December 22, 2003; (7) 434,782 shares on December 22, 2003, 250,000 shares on December 22, 2004, 200,000 shares on December 22, 2005, and 200,000 shares on December 22, 2006; (8) 250,000 shares on April 18, 2005, 250,000 shares on April 18, 2004 and 250,000 shares on April 18, 2005; (9) June 11, 2001; (10) July 11, 2001; (11) on a quarterly basis in equal amounts beginning January 20, 1999 through October 20, 1999; (12) on a quarterly basis in equal amounts beginning September 12, 1999 through June 22, 2000; (13) on a quarterly basis in equal amounts beginning January 25, 2000 through October 25, 2000; (14) on a quarterly basis in equal amounts beginning December 19, 2000 through September 19, 2000; (15) 93,750 shares on a quarterly basis beginning March 31, 2008 through December 31, 2008; (16) December 20, 2006; (17) 30,000 shares on August 4, 2005 and 7,500 shares on a quarterly basis beginning September 30, 2005 through December 31, 2006; (18) 5,313 shares if the stock price reaches $10 per share and 5,312 shares if the stock price reaches $15 per share; (19) 7,500 shares on a quarterly basis beginning March 31, 2009 through December 31, 2010; and (20) includes options or warrants held by CMH Capital Management Corp., an entity in which Mr. Horowitz is the sole owner, officer and director.

On March 11, 2009, as part of adjustments to compensatory options and warrants to purchase an aggregate of 5,029,945 shares of common stock approved by the Board of Directors, the exercise prices of all of the options included in the table above with an exercise price above $0.68 per share were adjusted to $0.68 per share.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2009 (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our executive officers and directors as a group.

NAME OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED	PERCENTAGE OF SHARES BENEFICIALLY OWNED(2)

Corey M. Horowitz(3)	10,166,935	32.5%
CMH Capital Management Corp(4)	3,767,800	14.8%
Jonathan Auerbach(5)	3,279,917	12.9%
Hound Partners, LLC(5)	3,279,917	12.9%
Hound Performance, LLC(5)	3,279,917	12.9%
Steven D. Heinemann (6)	2,360,252	9.7%
Barry Rubenstein (7)	2,078,896	8.6%
Hound Partners Offshore Fund, L.P.(8)	1,737,802	7.0%
Hound Partners, L.P. (9)	1,542,115	6.3%
Woodland Services Corp. (10)	1,376,209	5.7%
Emigrant Capital Corporation (11) Paul Milstein Revocable 1998 Trust New York Private Bank & Trust Corporation Emigrant Bancorp. Inc. Emigrant Savings Bank	1,312,500	5.4%

Laurent Ohana(12)	206,250	*
David C. Kahn(13)	197,500	*
Robert Pons(14)	156,250	*
All officers and directors as a group (4 Persons)	10,726,935	33.7%
_____________________________________

    *                 Less than 1%.

(1)
Unless otherwise indicated, we believe that all persons named in the above table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.  Unless otherwise indicated the address for each listed beneficial owner is c/o Network-1 Security Solutions, Inc., 445 Park Avenue, Suite 1018, New York, New York 10022.

(2)
A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities held by such person (but not those held by any other person) and which are exercisable or convertible within 60 days have been exercised and converted.  Assumes a base of 24,135,557 shares of our common stock outstanding.

(3)
Includes (i) 343,803 shares of common stock held by Mr. Horowitz, (ii) 5,820,570 shares of common stock subject to currently exercisable stock options held by Mr. Horowitz, (iii) 2,467,800 shares of common stock held by CMH Capital Management Corp. (“CMH”), an entity solely owned by Mr. Horowitz, (iv) 550,000 shares of common stock subject to currently exercisable warrants held by CMH, (v) 750,000 shares of common stock subject to currently exercisable options held by CMH, (vi) 67,471 shares of common stock owned by Donna Slavitt, the wife of Mr. Horowitz, (vii) 165,000 shares of common stock held by two trusts and a custodian account for the benefit of Mr. Horowitz’s three children and (viii) 2,291 shares of common stock held by Horowitz Partners, a general partnership of which Mr. Horowitz is a partner. Does not include options to purchase 10,625 shares of common stock which are not currently exercisable.

(4)
Includes (i) 2,467,800 shares of common stock, (ii) 550,000 shares of common stock subject to currently exercisable warrants and (iii) 750,000 shares of common stock subject to currently exercisable stock options.  Corey M. Horowitz, by virtue of being the sole officer, director and shareholder of CMH, has the sole power to vote and dispose of the shares of common stock owned by CMH.

(5)
Includes (i) 1,057,215 shares of common stock and 484,900 shares of common stock subject to currently exercisable warrants held by Hound Partners, L.P. and (ii) 1,139,368 shares of common stock and 598,434 shares of common stock subject to currently exercisable warrants held by Hound Partners Offshore Fund, L.P.  Jonathan Auerbach is the managing member of Hound Performance, LLC and Hound Partners, LLC.  Hound Performance, LLC is the general partner of Hound Partners, L.P. and Hound Partners Offshore Fund, L.P.  Hound Partners, LLC is the investment manager of Hound Partners, L.P. and Hound Partners Offshore Fund, L.P.  The securities may be deemed to be beneficially owned by Hound Performance, LLC, Hound Partners LLC and Jonathan Auerbach.  The aforementioned beneficial ownership is based upon Amendment No.1 to Schedule 13G jointly filed by Hound Partners, LLC, Hound Performance, LLC, Jonathan Auerbach, Hound Partners, L.P. and Hound Partners Offshore Fund, L.P., with the Securities and Exchange Commission on February 13, 2009 and a Form 4 jointly filed by Hound Partners, LLC and Hound Performance, LLC and Jonathan Auerbach with the Securities and Exchange Commission on August 8, 2008.  Jonathan Auerbach, by virtue of being the managing member of Hound Performance, LLC and Hound Partners, LLC, may be deemed to have the sole power to vote and dispose of the securities held by Hound Partners, L.P. and Hound Partners Offshore Fund, L.P.  The address for Hound Partners, LLC is 101 Park Avenue, 47th Floor, New York, New York 10178.

(6)
Includes (i) 2,268,585 shares of common stock and (ii) 91,667 shares of common stock subject to currently exercisable warrants owned by Mr. Heinemann.  The aforementioned beneficial ownership is based upon Amendment No. 1 to Schedule 13G filed by Mr. Heinemann with the Securities and Exchange Commission on February 11,2009.  The address for Mr. Heinemann is c/o First New York Securities, L.L.C., 90 Park Avenue, 5th Floor, New York, New York 10016.

(7)
Includes (i) 150,012 shares of common stock held by Mr. Rubenstein, (ii) 47,500 shares of common stock subject to currently exercisable stock options held by Mr. Rubenstein, and (iii) 792,726, 583,483, 309,316, 194,810 and 1,049 shares of common stock held by Woodland Venture Fund, Seneca Ventures, Woodland Partners, Brookwood Partners, L.P. and Marilyn Rubenstein, respectively.  Does not include options to purchase 11,875 shares of common stock held by Mr. Rubenstein which are not currently exercisable.  The aforementioned beneficial ownership by Mr. Rubenstein is based upon Amendment No. 7 to Schedule 13D jointly filed by Mr. Rubenstein and related parties with the Securities and Exchange Commission on November 14, 2007 and a Form 4 filed by Mr. Rubenstein with the Securities and Exchange Commission on October 26, 2007.  Barry Rubenstein and Woodland Services Corp. are the general partners of Woodland Venture Fund and Seneca Ventures. Barry Rubenstein is the general partner of Brookwood Partners, L.P.  Barry Rubenstein is the President and sole director of Woodland Services Corp. Marilyn Rubenstein is the wife of Barry Rubenstein.  Barry Rubenstein, by virtue of being a General Partner of Woodland Venture Fund, Seneca Ventures and Brookwood Partners, L.P. and the President and sole director of Woodland Services Corp., may be deemed to have the sole power to vote and dispose of the securities held by Woodland Venture Fund, Seneca Ventures, Woodland Partners and Brookwood Partners, L.P.  The address of Barry Rubenstein is 68 Wheatley Road, Brookville, New York 11545.

(8)
Includes (i) 1,139,368 shares of common stock and (ii) 598,434 shares of common stock subject to currently exercisable warrants held by Hound Partners Offshore Fund, L.P.  Jonathan Auerbach, by virtue of being the managing member of Hound Performance, LLC and Hound Partners, LLC, may be deemed to have the power to vote and dispose of securities held by Hound Partners Offshore Fund, L.P.  The address of Hound Partners Offshore Fund, L.P. is c/o Citco Fund Services (Curacao) N.V., P.O. Box 4774, Willemstad, Curacao, Netherlands Antilles.

(9)
Includes (i) 1,057,215 shares of common stock and (ii) 484,900 shares of common stock subject to currently exercisable warrants owned by Hound Partners, LP.  Jonathan Auerbach, by virtue of being the managing member of Hound Performance, LLC and Hound Partners, LLC, may be deemed to have the sole power to vote and dispose of the securities held by Hound Partners, L.P.  The address of Hound Partners, L.P. is 101 Park Avenue, 47th Floor, New York, New York 10178.

(10)
Includes (i) 792,726 shares of common stock owned by Woodland Venture Fund and (ii) 583,483 shares of common stock owned by Seneca Ventures.  Woodland Services Corp. and Barry Rubenstein are the general partners of Woodland Venture Fund and Seneca Ventures.  The aforementioned beneficial ownership of Woodland Services Corp. is based upon Amendment No. 7 to Schedule 13D jointly filed by Woodland Services Corp. and related parties with the Securities and Exchange Commission on November 14, 2007.  Barry Rubenstein, by virtue of being President and the sole director of Woodland Services Corp., may be deemed to have the sole power to vote and dispose of the shares owned by Woodland Services Corp.  The address of Woodland Services Corp. is 68 Wheatley Road, Brookville, New York 11545.

(11)
Includes (i) 1,125,000 shares of common stock and (ii) 187,500 shares of common stock subject to currently exercisable warrants held by Emigrant Capital Corporation (“Emigrant Capital”).  Emigrant Capital is a wholly owned subsidiary of Emigrant Savings Bank (“ESB”), which is a wholly-owned subsidiary of Emigrant Bancorp, Inc. (“EBI”).  EBI is a wholly-owned subsidiary of New York Private Bank & Trust Corporation (“NYPBTC”).  The Paul Milstein Revocable 1998 Trust (the “Trust”) owns 100% of the voting stock of NYPBTC.  ESB, EBI, NYPBTC and the Trust each may be deemed to be the beneficial owner of the shares of common stock and warrants held by Emigrant Capital.  The aforementioned is based upon a Schedule 13G/A filed jointly by Emigrant Capital, ESB, EBI, NYPBTC, the Trust and others with the Securities and Exchange Commission on January 12, 2005.  Howard Milstein, by virtue of being an officer of New York Private Bank and Trust Corporation and trustee of the Paul Milstein Revocable 1998 Trust, both indirect owners of Emigrant Capital Corporation, may be deemed to have sole power to vote and dispose of the securities owned by Emigrant Capital Corporation.  The address of Emigrant Capital Corporation is 6 East 43rd Street, 8th Floor, New York, New York 10017.

(12)
Includes 206,250 shares subject to currently exercisable options and warrants issued to Mr. Ohana.  Does not include options to purchase 18,750 shares of common stock held by Mr. Ohana which are not currently exercisable.

(13)
Includes 197,500 shares of common stock subject to currently exercisable stock options issued to Mr. Kahn.  Does not include options to purchase 52,500 shares of common stock which are not currently exercisable.

(14)
Includes 156,250 shares subject to currently exercisable stock options issued to Mr. Pons. Does not include options to purchase 18,750 shares of common stock held by Mr. Pons which are not currently exercisable.

The Equity Compensation Plan information presented in Item 5 of this Annual Report is incorporated herein in its entirety.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  AND DIRECTOR INDEPENDENCE

On February 28, 2007, we entered into an Employment Agreement with Corey M. Horowitz pursuant to which Mr. Horowitz continued to serve as our Chairman and Chief Executive Officer for a two year term (expiring February 28, 2009) at an annual base salary of $288,750 for the first year with a 5% increase on the one year anniversary thereof.  In accordance with his employment agreement, on February 28, 2007, we issued to Mr. Horowitz a five (5) year option to purchase 375,000 shares of our common stock, at an exercise price of $1.46 per share, which option vested in equal quarterly amounts of 93,950 shares beginning March 31, 2007 through December 31, 2007.  (See. “Executive Compensation - Narrative Disclosure to Summary Compensation Table - Employment Agreements, Termination of Employment and Change-In-Control Arrangements” for the detailed terms of our employment agreement with Mr. Horowitz).

On April 16, 2007, we issued to Corey M. Horowitz, our Chairman and Chief Executive Officer, a five (5) year option to purchase 732,709 shares of our common stock, at an exercise price of $1.67 per share, which option fully vested on the date of issue.  The aforementioned option was issued to Mr. Horowitz pursuant to the anti-dilution provisions of his employment agreement as a result of our completion of a $5,000,000 private placement in April 2007.  (See “Executive Compensation –  Narrative Disclosure to Summary Compensation Table - Employment Agreement, Termination of Employment and Change-in-Control Arrangements).

On February 28, 2008, in accordance with our employment agreement with Corey M. Horowitz, we issued to Mr. Horowitz an additional five (5) year option to purchase 375,000 shares of our common stock, at an exercise price of $1.32 per share, which option vests in equal quarterly amounts of 93,750 shares beginning March 31, 2008 through December 31, 2008.  (See “Executive Compensation – Narrative Disclosure to Summary Compensation Table - Employment Agreements, Termination of Employment and Change-In-Control Arrangements).

On December 18, 2008, we entered into an agreement with David C. Kahn pursuant to which he continues to serve as our Chief Financial Officer through December 31, 2010.  In consideration for his services, Mr. Kahn is compensated at the rate of $7,292 per month for the year ended December 31, 2009 and will be compensated at the rate of $7,657 per month for the year ended December 31, 2010.  In connection with the agreement, Mr. Kahn was also issued a five (5) year option to purchase 100,000 shares of our common stock at an exercise price of $0.54 per share.  The option vested 40,000 shares on the date of grant and the balance of the shares (60,000) will vest on a quarterly basis in equal amounts of 7,500 shares beginning March 31, 2009 through December 31, 2010.  Upon a “Change in Control” (as defined) all of the unvested shares underlying the option shall become 100% vested and immediately exercisable.  The agreement further provides that we may terminate the agreement at any time for any reason.  In the event Mr. Kahn’s services are terminated without “Good Cause” (as defined), he will be entitled to accelerated vesting of all unvested shares underlying the Option and the lesser of (i) six months base monthly compensation or (ii) the remaining balance of the monthly compensation payable through December 31, 2010.

On March 11, 2009 our Board of Directors approved adjustments to the exercise prices and terms of certain of our outstanding options and warrants as follows:

(i)
the exercise prices of certain outstanding compensatory options and warrants issued to officers, directors, consultants and others to purchase an aggregate of 5,029,945 shares of common stock were adjusted to an exercise price of $0.68 per share (closing price of the Company’s common stock on March 11, 2009) including options and warrants to purchase an aggregate of 4,031,195 shares held by Corey M. Horowitz, our Chairman and Chief Executive Officer, and an affiliated entity, options to purchase an aggregate of 150,000 shares held by David Kahn, our Chief Financial Officer, and options and warrants to purchase an aggregate of 200,000 and 100,000 shares held by Laurent Ohana and Robert Pons, respectively, two of our directors;

(ii)
the exercise price of outstanding warrants to purchase an aggregate of 473,750 shares of common stock (including warrants to purchase 187,500 shares owned by Emigrant Capital Corporation, one of our principal stockholders), issued as part of the Company’s private placement completed in December 2004 and January 2005, which exercise price is scheduled to increase to $2.00 per share on March 31, 2009 (from $1.75 per share)  adjusted to an exercise price of $1.75 for the remaining exercise period of such warrants (May 21, 2010), subject to the adjustment set forth in item (iv) below;

(iii)
the exercise price of warrants to purchase an aggregate of 1,666,667 shares of common stock, (including warrants to purchase 484,900 shares owned by Hound Partners, L.P., warrants to purchase 598,434 shares owned by Hound Partners Offshore Fund, L.P. and warrants to purchase 66,667 shares of common stock owned by Steven Heimmann, all such parties are principal stockholders of our Company), at an exercise price of $2.00 per share, which warrants were issued as part of the Company’s private placement completed in April 2007, were adjusted to an exercise price of $1.75 per share for the remaining exercise period of such warrants (April 16, 2012), subject to the adjustments set forth in item (iv) below; and

(iv)
 in the event that any holders of the above referenced outstanding warrants, issued as part of our December 2004/January 2005 or our April 2007 private placements, exercise such warrants at anytime up to and including December 31, 2009, the exercise price of all such warrants shall adjust to $1.25 per share.

On March 17, 2009, our Board of Directors extended the expiration dates until December 31, 2009 of outstanding warrants to purchase an aggregate of 395,000 shares of common stock, exercisable at $1.45 per share, and outstanding warrants to purchase an aggregate of 197,500 shares of common stock, exercisable at $2.00 per share, which expiration dates were scheduled to expire on March 17, 2009 and March 31, 2009, respectively.  These warrants were issued as part of our private placement completed in December 2004 and January 2005.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Radin, Glass & Co., LLP, our company’s independent accountant, billed us aggregate fees of approximately $68,000 and $69,000 for the years ended December 31, 2008 and December 31, 2007, respectively, for review of financial statements included in our Form 10-QSB’s and 10-Q’s and for other services in connection with statutory or regulatory filings for the year ended December 31, 2008, and for the audit of our annual financial statements for the year ended December 31, 2008 and December 31, 2007.

Audit Related Fees, Tax Fees and All Other Fees

Radin, Glass & Co., LLP did not render any other professional service (other than those discussed above for the years ended December 31, 2008 or December 31, 2007) except for review of our documentation pertaining to Section 404 of Sarbanes-Oxley Act of 2002 for which Radin, Glass & Co., LLP billed us $7,500.

NETWORK-1 SECURITY SOLUTIONS, INC.

NETWORK-1 SECURITY SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Network-1 Security Solutions, Inc.

We have audited the accompanying balance sheets of Network-1 Security Solutions, Inc. as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Network-1 Security Solutions, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Radin, Glass & Co., LLP

New York, New York
March 25, 2009

NETWORK-1 SECURITY SOLUTIONS, INC.

Balance Sheets

	December 31,
	2008	2007

CURRENT ASSETS
Cash and cash equivalents	$4,484,000	$5,928,000
Royalty and interest receivable	78,000	23,000
Prepaid insurance	71,000	71,000

Total current assets	4,633,000	6,022,000

OTHER ASSETS:
Patent, net of accumulated amortization	100,000	72,000
Security deposits	6,000	6,000
Total Other Assets	106,000	78,000
TOTAL ASSETS	$4,739,000	$6,100,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$86,000	$103,000
Accrued expenses	251,000	264,000

TOTAL LIABILITIES	337,000	367,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock, $0.01 par value; authorized 50,000,000 shares; 24,135,557 and 24,135,557 issued and outstanding in 2008 and 2007,respectively	241,000	241,000
Additional paid-in capital	55,056,000	54,769,000
Accumulated deficit	(50,895,000)	(49,277,000)

TOTAL STOCKHOLDERS’ EQUITY	4,402,000	5,733,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,739,000	$6,100,000

See notes to financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.

Statements of Operations

	Year Ended December 31,
	2008	2007
ROYALTY REVENUE	$349,000		$232,000
COST OF REVENUE	18,000		12,000
GROSS PROFIT	331,000		220,000

OPERATING EXPENSES:
General and administrative	$1,773,000		$1,992,000
Non-cash compensation	287,000		1,403,000
TOTAL OPERATING EXPENSES	2,060,000		3,395,000

OPERATING LOSS	(1,729,000)		(3,175,000)
OTHER INCOME (EXPENSES):
Interest income, net	111,000		177,000

LOSS BEFORE INCOME TAXES	(1,618,000)		(2,998,000)

INCOME TAXES	—		—

NET LOSS	$(1,618,000)	$	(2,998,000)

Net Loss Per Share - Basic and Diluted	$(0.07)		$(0.13)

Weighted average common shares outstanding Basic and Diluted	24,135,557		22,250,144

See notes to financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.

Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2008 and 2007

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance – December 31, 2007	19,764,572	$197,000	$47,484,000	$(46,279,000)	$1,402,000

Reclassification	—	1,000	(1,000)	—	—

Exercise of options and warrants	1,037,500	10,000	1,191,000	—	1,201,000

Sales of common stock, net of placement agents fees of $275,000	3,333,333	33,000	4,692,000	—	4,725,000

Granting of options and extension of options	—	—	1,403,000	—	1,403,000

Net loss				(2,998,000)	(2,998,000)

Balance – December 31, 2007	24,135,557	241,000	54,769,000	(49,277,000)	5,733,000

Granting of options	—	—	287,000	—	287,000

Net loss	—	—	—	(1,618,000)	(1,618,000)

Balance – December 31, 2008	24,135,557	$241,000	$55,056,000	$(50,895,000)	$4,402,000

See notes to financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.

Statements of Cash Flows

	Year Ended December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,618,000)	$(2,998,000)
Adjustments to reconcile net loss to net cash provided by (used in) operatingactivities:
Depreciation and amortization	7,000	18,000
Stock-based compensation	287,000	1,403,000
Source (use) of cash from changes in operating assets and liabilities:
Royalty and interest receivable	(55,000)	(19,000)
Prepaid insurance	—	3,000
Accounts payable and accrued expenses	(30,000)	(202,000)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,409,000)	(1,795,000)

CASH FLOWS USED IN INVESTING ACTIVITIES: Patent costs incurred	(35,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of placement agent fees of $275,000	—	4,725,000
Proceeds from exercise of options and warrants	—	1,201,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	5,926,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	(1,444,000)	4,131,000

CASH AND CASH EQUIVALENTS, Beginning	5,928,000	1,797,000

CASH AND CASH EQUIVALENTS, Ending	$4,484,000	$5,928,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the years for:
Interest	$4,000	$4,000
Taxes	$31,000	$6,000

See notes to financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.

Notes to Financial Statements
December 31, 2008 and 2007

Note A - The Company

Network-1 Security Solutions, Inc. (the “Company”) is engaged in the acquisition, licensing and protection of its intellectual property and proprietary technologies.  The Company owns six patents covering various telecommunications and data networking technologies (the “Patent Portfolio”) and includes, among other things, patents covering the control of power delivery over Ethernet networks for the purpose of remotely powering network devices and systems and methods for the transmission of audio, video and data over local area networks (LANS) in order to achieve higher quality of service (QoS).   The Company’s strategy is to pursue licensing and strategic business alliances with companies that manufacture and sell products that make use of the technologies underlying the Patent Portfolio as well as with other users of the technologies who benefit directly from the technologies including corporate, educational and governmental entities.  To date, the Company’s efforts with respect to its Patent Portfolio have focused on licensing its patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the “Remote Power Patent”).  At least for the next twelve months, the Company does not currently anticipate licensing efforts for its other patents besides its Remote Power Patent.  The Company may seek to acquire additional patents in the future.

Note B –Summary of Significant Accounting Policies

[1]	Cash equivalents:

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

[2]	Revenue recognition:

The Company recognizes revenue received from the licensing of its intellectual property portfolio in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”) and related authoritative pronouncements.  Under this guidance, revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the license agreement, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.  Accordingly, the Company records impairment losses on long-lived assets used in operations or expected to be disposed of when indicators of impairment exist and the undiscounted cash flows expected to be derived from those assets are less than carrying amounts of those assets.  During the years ended December 31, 2008 and 2007, there was no impairment to its patents.

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
December 31, 2008 and 2007

Note B – Summary of Significant Accounting Policies  (continued)

[6]	Net Loss per share:

Basic net loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the year.  Diluted per share data includes the dilutive effects of options, warrants and convertible securities.  Potential common shares of 12,164,882 and 11,553,356 at December 31, 2008 and 2007, respectively, are not included in the calculation of diluted loss per share because its effect will be anti-dilutive.  Such potential common shares are options and warrants.

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

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share Based Payment, or SFAS 123(R), which is a revision of Statement No. 123 (“SFAS 123”) Accounting for Stock Based Compensation. SFAS 123(R) supersedes Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends Financial Accounting Standards Board (“FASB”) Statement No. 95 Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

NETWORK-1 SECURITY SOLUTIONS, INC.

Notes to Financial Statements
December 31, 2008 and 2007

[10]	Recently issued accounting standards:

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for fiscal year beginning after December 15, 2008 and the Company believes the adoption of SFAS No. 141R will not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in net income. SFAS No. 160 is effective for fiscal year beginning after December 15, 2008. The Company believes the adoption of SFAS No. 160 will not have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal year beginning after December 15, 2008. The Company believes the adoption of SFAS No. 161 will not have a material impact on our financial statements.

In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company believes the adoption of the delayed items of SFAS No. 157 will not have a material impact on our financial statements.

NETWORK-1 SECURITY SOLUTIONS, INC.

Notes to Financial Statements
December 31, 2008 and 2007

Note C- Patents

In November 2003, the Company acquired a portfolio of telecommunications and data networking patents (six patents) from Merlot Communications, Inc. (the “Seller”) in which certain principal stockholders of the Company owned a majority of the Seller’s voting stock at the time of the transaction.  The purchase price for the Patent Portfolio was $100,000, paid in cash. As additional consideration for the purchase, the Company granted the Seller a nonexclusive, royalty free, perpetual license for the term of each patent to use the patents for the development, manufacture or sale of its own branded products to end users.  The cash price paid has been capitalized and is being amortized over the remaining useful life of each patent.  The Company had agreed to pay the Seller 20% of the net income, as defined, after the first $4,000,000 of net income realized by the Company on a per patent basis from the sale or licensing of the patents.  On January 18, 2005, the Company and Seller amended the Patent Purchase Agreement (the “Amendment”) pursuant to which the Company paid additional purchase price of $500,000 to Seller in consideration for the restructuring of future contingent payments to Seller from the licensing or sale of the Patents.  Such $500,000 has been recorded as an expense in the accompanying statement of operations.  The Amendment provides for future contingent payments by the Company to Seller of $1.0 million upon achievement of $25 million of Net Royalties (as defined), an additional $1.0 million upon achievement of $50 million of Net Royalties and an additional $500,000 upon achievement of $62.5 million of Net Royalties from licensing or sale of the patents acquired from Merlot.  Amortization expense amounted to $7,000 each for the years ended December 31, 2008 and December 31, 2007.

Note D - Stockholders’ Equity

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

During 1996, the Board of Directors and stockholders approved the adoption of the 1996 Stock Option Plan (the “1996 Plan”).  The 1996 Plan, as amended, provided for the granting of both incentive and non-qualified options to purchase common stock of the Company.  A total of 4,000,000 were eligible to be issued under the 1996 Plan.  As of March 2006, in accordance with the terms of the plan, no further options were eligible to be issued under the Plan.

The term of options granted under the 1996 Plan may not exceed ten years (five years in the case of an incentive stock option granted to an employee/director owning more than 10% of the voting stock of the Company) (“10% stockholder”).  The option price for incentive stock options cannot be less than 100% of the fair market value of the shares of common stock at the time the option is granted (110% for a 10% stockholder).  Option terms and vesting periods were set by the Compensation Committee in its discretion.

NETWORK-1 SECURITY SOLUTIONS, INC.

Notes to Financial Statements
December 31, 2008 and 2007

Note D- Stockholders’ equity (continued)

The fair value of options on the date of grant is estimated using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	Year Ended
	December 31,
	2008	2007

Risk-free interest rates	1.55% - 3.28%	3.28 – 4.67%
Expected option life in years	5 years	5 years
Expected stock price volatility	37.32% – 69.45%	37.32 – 45.92%
Expected dividend yield	0.00%	0.00%

The weighted average fair value on the option grant date during the years ended December 31, 2008 and 2007 were $0.47 and $0.82 per option, respectively.

The following table summarizes stock option activity for the years ended December 31:

	2008		2007
		Weighted		Weighted
		Average		Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price

Options outstanding at beginning of year	7,860,440	$1.01	6,667,731	$0.89
Granted	667,500	1.16	1,282,709	1.58
Cancelled/expired/exercised	55,975	4.70	90,000	0.18

Options outstanding at end of year	8,471,965	1.00	7,860,440	1.01

Options exercisable at end of year	8,216,340	$0.99	7,703,565	0.99

During the years ended December 31, 2008 and 2007, the Company granted an aggregate of 667,500 and 1,282,709 5-year options to its officer, directors and consultants, respectively.  The fair value of these options based on Black-Scholes option-pricing model amounted to $314,000 and $1,048,000, respectively, for the 2008 and 2007 grants.  The Company recorded non-cash compensation of $241,000 and $697,000 for vesting portion of these options for the years ended December 31, 2008 and 2007, respectively.  The Company also recognized non-cash compensation of $28,000 and $335,000 in 2008 and 2007, respectively, for the options that were granted in prior years but vested in 2008 and 2007.

NETWORK-1 SECURITY SOLUTIONS, INC.

Notes to Financial Statements
December 31, 2008 and 2007

Note D- Stockholders’ equity (continued)

The following table presents information relating to all stock options outstanding and exercisable at December 31, 2008:

			Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Options	Exercise	Life in	Options	Exercise
Price	Outstanding	Price	Years	Exercisable	Price

$0.12 - $2.91	8,190,340	$0.87	3.28	7,969,090	$0.87
$3.00 - $3.75	146,625	3.44	1.31	112,250	3.56
$4.13 - $5.69	59,500	4.93	1.56	59,500	4.93
$6.00 - $6.88	65,500	6.29	1.61	65,500	6.29
$10.00	10,000	10.00	1.21	10,000	10.00

	8,471,965	1.00	3.22	8,216,340	0.99

[3]	Warrants:

As of December 31, 2008, the following are the outstanding warrants to purchase shares of the Company’s common stock:

Number
of	Exercise
Warrants	Price	Expiration Date

300,000	0.70	July 11, 2011
50,000	1.00	May 21, 2010
342,500	1.45	March 31, 2009
52,500	1.45	March 31, 2009
250,000	1.48	October 8, 2011
240,000	1.50	April 16, 2012
350,000	1.75	May 21, 2010
123,750	1.75	May 21, 2010
171,250	2.00	March 17, 2009
26,250	2.00	March 17, 2009
1,786,667	2.00	April 16, 2012
3,692,917

In 2007 warrants to purchase 947,500 shares of common stock were exercised for $1,184,000.

NETWORK-1 SECURITY SOLUTIONS, INC.

Notes to Financial Statements
December 31, 2008 and 2007

Note E - Commitments and Contingencies

[1]	Services agreement:

On November 30, 2004, the Company entered into a master services agreement (the “Agreement”) with ThinkFire Services USA, Ltd. (“ThinkFire”) pursuant to which ThinkFire has been granted the exclusive worldwide rights (except for direct efforts by the Company and related companies) to negotiate license agreements for the Remote Power Patent with respect to certain potential licensees agreed to between the parties.  Either the Company or ThinkFire can terminate the Agreement upon 60 days’ notice for any reason or upon 30 days’ notice in the event of a material breach.  The Company has agreed to pay ThinkFire a fee not to exceed 20% of the royalty payments received from license agreements consummated by ThinkFire on its behalf after the Company recovers its expenses.

[2]	Legal fees:

Dovel & Luner, LLP provides legal services to the Company with respect to the Company’s patent litigation against several major data networking equipment manufacturers which is pending in the Eastern District of Texas (See Note J[1]).  The terms of the Company’s agreement with Dovel & Luner, LLP provides for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of up to 24% depending upon when an outcome is achieved.

With respect to the Company’s litigation against D-Link, which was settled in May 2007 (See Note J[2]), the Company utilized the services of Blank Rome, LLP, on a full contingency basis and also the services of Potter Mitton, P.C. (Tyler, Texas) on an hourly basis to serve as local counsel.  In accordance with the Company’s contingency fee agreement with Blank Rome LLP, the Company will pay legal fees to Blank Rome LLP equal to 25% of the royalty revenue received by the Company from its license agreement with D-Link after it recovers its expenses related to the litigation.

[3]	Operating leases:

The Company leases its principal office space in New York City at a monthly rent of approximately $3,000 which lease expires in June 2010.

Rental expense for the years ended December 31, 2008 and 2007 aggregated $39,000 and $38,000, respectively.

[4]	Savings and investment plan:

The Company has a Savings and Investment Plan which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986.  The Company also may make discretionary annual matching contributions in amounts determined by the Board of Directors, subject to statutory limits.  The Company did not make any contributions to the 401(k) Plan during the years ended December 31, 2008 and 2007.

[5]	Flex Plan

The Company adopted a Flexible Benefits Plan for the benefit of its employees in December 2008.

NETWORK-1 SECURITY SOLUTIONS, INC.

Notes to Financial Statements
December 31, 2008 and 2007

Note F - Income Taxes

At December 31, 2008, the Company has available net operating loss carryforwards to reduce future federal taxable income of approximately $46,329,000 for tax reporting purposes, which expire from 2009 through 2028.

Pursuant to the provisions of the Internal Revenue Code, future utilization of these past losses is subject to certain limitations based on changes in the ownership of the Company’s stock that have occurred.

The principal components of the net deferred tax assets are as follows:

	Year Ended
	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$17,300,000	$16,800,000
Options and warrants not yet deducted, for tax purposes	820,000	705,000

	18,120,000	17,505,000
Valuation allowance	(18,120,000)	(17,505,000)

Net deferred tax assets	$0	$0

The Company has recorded a valuation allowance for the full amount of its deferred tax assets as the likelihood of the future realization cannot be presently determined.  The valuation allowance increased by $615,000 in 2008 and $1,192,000 in 2007.

The reconciliation between the taxes as shown and the amount that would be computed by applying the statutory federal income tax rate to the loss before income taxes is as follows:

	Year Ended
	December 31,
	2008	2007

Income tax benefit - statutory rate	(34.0)%	(34.0)%
State and local, net	(3.5)%	(3.5)%
Valuation allowance on deferred tax assets	37.5%	37.5%

Note G - Concentrations

The Company places its cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”).  At December 31, 2008, the Company maintained cash balances of $4,234,000 in excess of FDIC limits.

NETWORK-1 SECURITY SOLUTIONS, INC.

Notes to Financial Statements
December 31, 2008 and 2007

Note H - Related Party Transactions

[1]
In December 2007, the Company extended the expiration date of warrants to purchase an aggregate of 2,013,750 shares of its common stock (the “Warrants”) issued to investors in the Company’s private offering completed in December 2004 and January 2005.  The Warrants were exercisable for (i) an aggregate of 1,342,500 shares at an exercise price of $1.25 per share (the “$1.25 Warrants”) and (ii) and aggregate of 671,250 shares at an exercise price of $1.75 per share (the “$1.75 Warrants”).  Investors in the aforementioned private offering included two principal stockholders of the Company, who invested an aggregate of $1,250,000 and as part of the offering received an aggregate of 625,000 $1.25 Warrants and 312,500 $1.75 Warrants, and a then director of the Company, who invested $100,000 and received 50,000 $1.25 Warrants and 25,000 $1.75 Warrants as part of the offering.  The Warrants were scheduled to expire on December 21, 2007 or January 13, 2008 (three (3) years from the date of issuance).  The expiration date of the Warrants (both the $1.25 Warrants and the $1.75 Warrants) was extended until March 14, 2008.  In addition, to the extent the holders exercised in full their $1.25 Warrants no later than December 21, 2007, such holders were afforded an extension of the expiration date of their $1.75 Warrants until May 21, 2010 such that the exercise price of the $1.75 Warrants will remain at $1.75 per share through March 31, 2009 and increase to $2.00 per share if exercised thereafter until May 21, 2010, at which time they will expire.  In December 2007 (prior to December 21) holders of $1.25 Warrants to purchase 902,500 shares were exercised which resulted in proceeds to the Company of $1,128,125.  As a result of further action by the Company’s Board of Directors, the expiration dates and exercise prices of remaining outstanding $1.25 Warrants (exercisable to purchase 395,000 shares) and the $1.75 Warrants (exercisable to purchase 197,500 shares) held by holders of such $1.25 Warrants, have been amended as follows:  (i) the expiration date of outstanding $1.25 Warrants was extended until March 31, 2009 and the exercise price of such warrants was adjusted to $1.45 per share and (ii) the expiration date of $1.75 Warrants was extended until December 15, 2008 and the exercise price of such warrants was adjusted to $2.00 per share.

[2]
On December 21, 2007, the Company extended the expiration date of warrants issued in December 2004 to a director of the Company, to purchase 50,000 shares of our common stock, from December 21, 2007 until May 21, 2010.

Note I - Employment Arrangements and Other Agreements

[1]
On February 28, 2007, the Company entered into a new Employment Agreement with Corey M. Horowitz pursuant to which Mr. Horowitz continued to serve as Chairman and Chief Executive Officer for a two year term at an annual base salary of $288,750 for the first year, increasing by 5% for the second year.  In connection with his employment agreement, Mr. Horowitz was issued a five (5) year option to purchase 375,000 shares of common stock at an exercise price of $1.46 per share which vests, on a quarterly basis over a one year period subject to acceleration upon a change of control.  The Company also issued to Mr. Horowitz on the one year anniversary date (February 28, 2008) an additional five (5) year option to purchase a minimum of 375,000 shares of common stock at an exercise price equal to the closing price of our common stock on the date of grant, which option vested on a quarterly basis over a one year period.  In addition to the aforementioned option grants, the Company agreed to extend for an additional three (3) years the expiration dates of all options and warrants (an aggregate of 2,620,000 shares) expiring in calendar year 2007 and 2008 owned by Mr. Horowitz and CMH Capital Management Corp. (“CMH”), an affiliate.  In connection with such extensions the Company recorded non-cash compensation of $371,000 for 2007.  Under the terms of his Employment Agreement, Mr. Horowitz shall receive bonus compensation in an amount equal to 5% of Company royalties or other payments (before deduction of payments to third parties including, but not limited to, legal fees and expenses and third party license fees) received from licensing its patents (including patents currently owned and acquired or licensed on an exclusive basis during the period in which Mr. Horowitz continues to serve as an executive officer of the Company) (the “Royalty Bonus Compensation”).  During 2007, Mr. Horowitz received $12,000 of Royalty Bonus Compensation.  Mr. Horowitz shall also receive bonus compensation equal to 5% of the gross proceeds from (i) the sale of any of the Company’s patents or (ii) the Company’s merger with or into another corporation or entity.  The Royalty Bonus Compensation shall continue to be paid to Mr. Horowitz for the life of each of the Company’s patents with respect to licenses entered into by the Company with third parties during Mr. Horowitz’s term of

NETWORK-1 SECURITY SOLUTIONS, INC.

Notes to Financial Statements
December 31, 2008 and 2007

Note I - Employment Arrangements and Other Agreements (continued)

employment or at anytime thereafter, whether Mr. Horowitz is employed by the Company or not, provided, that, Mr. Horowitz’s employment has not been terminated by the Company “For Cause” (as defined) or terminated by Mr. Horowitz without “Good Reason” (as defined).  In the event that Mr. Horowitz’s employment is terminated by the Company “Other Than For Cause” (as defined) or by Mr. Horowitz for “Good Reason” (as defined), Mr. Horowitz shall be entitled to a severance of 12 months base salary.

In accordance with his employment agreement, Mr. Horowitz also received certain anti-dilution rights which provide that if at any time during the period ended December 31, 2008, in the event that the Company completes an offering of its common stock or any securities convertible or exercisable into common stock (exclusive of securities issued upon exercise of outstanding options, warrants or other convertible securities), Mr. Horowitz shall receive from the Company, at the same price as the securities issued in the financing, such number of additional options to purchase common stock so that he maintains the same derivative ownership percentage (21.47%) of the Company based upon options and warrants owned by Mr. Horowitz and CMH (exclusive of ownership of shares of common stock by Mr. Horowitz and CMH) owned as of the time of execution of his employment agreement; provided, that, the aforementioned anti-dilution protection shall be afforded to Mr. Horowitz up to maximum financings of $2.5 million.  In April 2007, with respect to the Company’s completion of a $5.0 million private placement (See Note D[1]), Mr. Horowitz was issued a five (5) year option to purchase 732,709 shares of common stock, at an exercise price of $1.67 per share in accordance with the aforementioned anti-dilution provision of his employment agreement.

[2]
On December 18, 2008, the Company entered into an agreement with David C. Kahn pursuant to which he continues to serve as the Company’s Chief Financial Officer through December 31, 2010.  In consideration for his services, Mr. Kahn is compensated at the rate of $7,292 per month for the year ended December 31, 2009 and is compensated at the rate of $7,657 per month for the year ended December 31, 2010.  In connection with the agreement, Mr. Kahn was also issued a five (5) year option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.54 per share.  The option vested 40,000 shares on the date of grant and the balance of the shares (60,000) will vest on a quarterly basis in equal amounts of 7,500 shares beginning March 31, 2009 through December 31, 2010.  Upon a “Change in Control” (as defined) all of the unvested shares underlying the option shall become 100% vested and immediately exercisable.  The agreement further provides that the Company may terminate the agreement at any time for any reason.  In the event Mr. Kahn’s services are terminated without “Good Cause” (as defined), he will be entitled to accelerated vesting of all unvested shares underlying the option and the lesser of (i) six months base monthly compensation or (ii) the remaining balance of the monthly compensation payable through December 31, 2010.

Note J – Litigation

[1]
In February 2008, the Company commenced litigation against several major data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of the Company’s Remote Power Patent.  The defendants in the lawsuit include Cisco Systems, Inc., Cisco Linksys, LLC, Enterasys Networks, Inc., 3COM Corporation, Inc., Extreme Networks, Inc., Foundry Networks, Inc., Netgear, Inc. and Adtran, Inc.  The Company seeks injunctive relief and monetary damages for infringement based upon reasonable royalties as well as treble damages for the defendants continued willful infringement of the Remote Power Patent.  The defendants, in their answers to the complaint asserted that they do not infringe any valid claim of the Remote Power Patent, and further asserted that, based on several different theories, the patent claims are invalid or unenforceable.  In addition to these defenses, the defendants also asserted counterclaims for, among other things, non-infringement, invalidity, and unenforceability of the Remote Power Patent.  In the event that the courts determine that the Remote Power Patent is not valid or enforceable, and/or that the defendants do not infringe, any such determination would have a material adverse effect on the Company.

NETWORK-1 SECURITY SOLUTIONS, INC.

Notes to Financial Statements
December 31, 2008 and 2007

Note J – Litigation (continued)

[2]
In August 2005, the Company commenced patent litigation against D-Link Corporation and D-Link Systems, Incorporated (collectively “D-Link”) in the United States District Court for the Eastern District of Texas, Tyler division (Civil Action No. 6:05W291), for infringement of the Company’s Remote Power Patent.  The complaint sought, among other things, a judgment that the Company’s Remote Power Patent is enforceable and has been infringed by the defendants.  The Company also sought a permanent injunction restraining the defendants from continued infringement, or active inducement of infringement by others, of the Remote Power Patent.

In August 2007, the Company finalized the settlement of its patent infringement litigation against D-Link.  Under the terms of the settlement, D-Link entered into a license agreement for the Company’s Remote Power Patent the terms of which include monthly royalty payments of 3.25% of the net sales of D-Link Power over Ethernet products, including those products which comply with the IEEE 802.3af and 802.3at Standards, for the full term of the Company’s Remote Power Patent, which expires in March 2020.  The royalty rate is subject to adjustment to a rate consistent with other similarly situated licensees of the Remote Power Patent based on units of shipments of licensed products.  In addition, D-Link paid the Company $100,000 upon signing of the Settlement Agreement.

[3]
On November 16, 2005, the Company entered into a Settlement Agreement with PowerDsine, Inc and PowerDsine Ltd. which dismisses, with prejudice, a civil action brought by PowerDsine in the United States District Court for the Southern District of New York that sought a declaratory judgment that U.S. Patent No. 6,218,930 (the “Remote Power Patent”) owned by the Company was invalid and not infringed by PowerDsine and/or its customers.  Under the terms of the Settlement Agreement, the Company agreed that it will not initiate litigation against PowerDsine for its sale of Power over Ethernet (PoE) integrated circuits.  In addition, the Company has agreed that it will not seek damages for infringement from customers that incorporate PowerDsine integrated circuit products in PoE capable Ethernet switches manufactured on or before April 30, 2006. PowerDsine agreed that it will not initiate, assist or cooperate in any legal action relating to the Remote Power Patent.

In June 2008, the Company entered into a new agreement with Microsemi Corp-Analog Mixed Signal Group Ltd (“Microsemi Analog”), previously PowerDsine Ltd, a subsidiary of Microsemi Corporation (“Microsemi”), a leading manufacturer of high performance analog mixed-signal integrated circuits and high reliability semiconductors, which, among other things, amended the prior Settlement Agreement entered into between the parties in November 2005.  As part of the Company’s Special Licensing Program and its agreement with Microsemi Analog entered into in June 2008, Microsemi, entered into a license agreement, dated August 13, 2008, with the Company with respect to the Remote Power Patent.  The license agreement provides that Microsemi is obligated to pay the Company quarterly royalty payments of 2% of the sales price for certain of Microsemi’s Midspan PoE products for the full term of the Remote Power Patent (March 2020).

NETWORK-1 SECURITY SOLUTIONS, INC.

Notes to Financial Statements
December 31, 2008 and 2007

Note K – Subsequent Events

[1]	On March 11, 2009 the Board of Directors of the Company approved adjustments to the exercise prices and terms of certain of its outstanding options and warrants as follows:

(i)
the exercise prices of certain outstanding compensatory options and warrants issued to officers, directors, consultants and others to purchase an aggregate of 5,029,945 shares of common stock were adjusted to an exercise price of $0.68 per share (closing price of the Company’s common stock on March 11, 2009) including options and warrants to purchase an aggregate of 4,031,195 shares held by the Company’s Chairman and Chief Executive Officer, and an affiliated entity, options to purchase an aggregate of 150,000 shares held by the Company’s Chief Financial Officer, and options and warrants to purchase an aggregate of 300,000 shares held by two directors of the Company;

(ii)
the exercise price of outstanding warrants to purchase an aggregate of 473,750 shares of common stock (including warrants to purchase 187,500 shares owned by a principal stockholder of the Company), issued as part of the Company’s private placement completed in December 2004/January 2005, which exercise price is scheduled to increase to $2.00 per share on March 31, 2009 (from $1.75 per share)  adjusted to an exercise price of $1.75 for the remaining exercise period of such warrants (May 21, 2010), subject to the adjustment set forth in item (iv) below;

(iii)
the exercise price of warrants to purchase an aggregate of 1,666,667 shares of common stock, (including warrants to purchase an aggregate of 1,150,001 shares owned by three principal stockholders of the Company), at an exercise price of $2.00 per share, which warrants were issued as part of the Company’s private placement completed in April 2007, were adjusted to an exercise price of $1.75 per share for the remaining exercise period of such warrants (April 16, 2012), subject to the adjustments set forth in item (iv) below; and

(iv)
in the event that any holders of the above referenced outstanding warrants, issued as part of the Company’s December 2004/January 2005 or the April 2007 private placements, exercise such warrants at anytime up to and including December 31, 2009, the exercise price of all such warrants shall adjust to $1.25 per share.

[2]
On March 17, 2009, the Board of Directors of the Company extended the expiration dates until December 31, 2009 of outstanding warrants to purchase an aggregate of 395,000 shares of common stock, exercisable at $1.45 per share, and outstanding warrants to purchase an aggregate of 197,500 shares of common stock, exercisable at $2.00 per share, which expiration dates were scheduled to expire on March 17, 2009 and March 31, 2009, respectively.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)        Exhibits

10.1
Patents Purchase, Assignment and License Agreement, dated November 18, 2003, between the Company and Merlot Communications, Inc.  Previously filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed December 3, 2003 and incorporated herein by reference.

10.2
Master Services Agreement, dated November 30, 2004, between the Company and ThinkFire Services USA, Ltd.  Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 2, 2004 and incorporated herein by reference.

10.3
Securities Purchase Agreement, dated December 21, 2004, between Company and the investors.  Previously, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 28, 2004 and incorporated herein by reference.

10.4
Securities Purchase Agreement, dated January 13, 2005, between the Company and the investors.  Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 20, 2005 and incorporated herein by reference.

10.5
Amendment to Patents Purchase, Assignment and License Agreement, dated January 18, 2005, between the Company and Merlot Communications, Inc.  Previously filed January 24, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 18, 2005 and incorporated herein by reference.

10.6
Agreement, dated August 4, 2005, between the Company and David C. Kahn.  Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 9, 2005 and incorporated herein by reference.

10.7
Agreement, dated August 9, 2005, between the Company and Blank Rome LLP.  Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2005 and incorporated herein by reference.

10.8
Settlement Agreement, dated November 16, 2005, among the Company, PowerDsine Ltd and PowerDsine, Inc.  Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 17, 2005 and incorporated herein by reference.

10.9
Agreement, dated December 20, 2006, between the Company and David C. Kahn, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2006 and incorporated herein by reference.

10.10
Employment Agreement, dated February 28, 2007, between the Company and Corey M. Horowitz previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 6, 2007 and incorporated herein by reference.

10.11
Securities Purchase Agreement, dated April 16, 2007, between the Company and the investors (including exhibits).  Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 20, 2007 and incorporated herein by reference.

10.12
Settlement Agreement, dated as of May 25, 2007, between the Company and D-Link Corp. and D-Link Systems, Inc., previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 21, 2007 and incorporated herein by reference.

10.13
Agreement, dated February 8, 2008, between the Company and Dovel & Luner, previously filed on February 13, 2008 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

10.14
Letter Agreement dated June 17, 2008, between the Company and Microsemi Corp-Analog Mixed Signal Group Ltd., previously filed on June 23, 2008 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

10.15
License Agreement, dated August 13, 2008, between the Company and Microsemi Corporation, previously filed on August 15, 2008 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

10.16
Agreement, dated December 18, 2008, between the Company and David C. Kahn, previously filed on December 19, 2008 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

14	Code of Ethics. Previously filed as Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 14, 2004 and incorporated herein by reference.

23.1*	Consent of Radin Glass Co., LLP, Independent Registered Public Accounting Firm.

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

*  Filed herewith

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 31st day of March 2009.

NETWORK-1 SECURITY SOLUTIONS, INC.

By:	/s/ Corey M. Horowitz
Corey M. Horowitz
Chairman and Chief Executive Officer

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the following persons in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/ Corey M. Horowitz Corey M. Horowitz	Chairman and Chief Executive Officer, Chairman of the Board of Directors (principal executive officer)	March 31, 2009

/s/ David Kahn	Chief Financial Officer (principal financial officer)	March 31, 2009
David Kahn

/s/ Robert Pons	Director	March 31, 2009
Robert Pons

/s/ Laurent Ohana	Director	March 31, 2009
Laurent Ohana