Form 10-Q
period 2009-03-31
NETWORK 1 SECURITY SOLUTIONS INC
filed 2009-05-14
CIK 1065078

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

              445 PARK AVENUE, SUITE 1018, NEW YORK, NEW YORK 10022
              -----------------------------------------------------
                    (Address of principal executive offices)

                                  212-829-5770
                                  ------------
                         (Registrant's Telephone Number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site every Interactive Date required to be submitted and posted pursuant to Rule 405 of Regulation S-T(ss.223.405) of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [_] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "Large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|           Accelerated filer         |_|
Non-accelerated filer   |_|           Smaller reporting company |X|
(Do not check if a
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of Common Stock, $.01 par value per share, outstanding as of May 14, 2009 was 24,135,557.
================================================================================

                       NETWORK-1 SECURITY SOLUTIONS, INC.

                                 Form 10-Q INDEX

                                                                        Page No.
                                                                        --------

PART I.  Financial Statements

Item 1.  Financial Statements
         Condensed Balance Sheets as of March 31, 2009 (unaudited)
         and December 31, 2008...........................................   3

         Condensed Statements of Operations for the three months
         ended March 31, 2009 and 2008 (unaudited).......................   4

         Condensed Statements of Cash Flows for the three months
         ended March 31, 2009 and 2008 (unaudited).......................   5

         Notes to Interim Unaudited Condensed Financial Statements.......   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results Of Operations.......................................  13

Item 4.  Controls and Procedures.........................................  17




PART II. Other Information

Item 1.  Legal Proceedings...............................................  17

Item 1A. Risk Factors....................................................  19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....  19

Item 3.  Defaults Upon Senior Securities.................................  19

Item 4.  Submission of Matters to a Vote of Security Holders.............  19

Item 5.  Other Information...............................................  19

Item 6.  Exhibits........................................................  19


Signatures...............................................................  20

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       NETWORK-1 SECURITY SOLUTIONS, INC.

                            CONDENSED BALANCE SHEETS
                                    UNAUDITED

                                                                          MARCH 31,         DECEMBER 31,
                                                                            2009                2008
                                                                        ------------        ------------
                                                                         (UNAUDITED)
ASSETS:

Current assets:
   Cash and cash equivalents                                            $  4,013,000        $  4,484,000
   Royalty and Interest Receivable                                            15,000              78,000
   Other current assets                                                       51,000              71,000
                                                                        ------------        ------------
        Total current assets                                               4,079,000           4,633,000

Security Deposits                                                              6,000               6,000
Patents                                                                       98,000             100,000
                                                                        ------------        ------------

                                                                        $  4,183,000        $  4,739,000
                                                                        ============        ============


LIABILITIES:

Current liabilities:
   Accounts payable                                                     $    106,000        $     86,000
   Accrued expenses and other current liabilities                             85,000             251,000
                                                                        ------------        ------------

        Total current liabilities                                            191,000             337,000
                                                                        ------------        ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
--------------------

Common stock - $0.01 par value ; authorized 50,000,000 shares;
   24,135,557 shares issued and outstanding at March 31, 2009 and
   December 31, 2008                                                         241,000             241,000

Additional paid-in capital                                                55,611,000          55,056,000
Accumulated deficit                                                      (51,849,000)        (50,895,000)
                                                                        ------------        ------------

                                                                           3,993,000           4,402,000
                                                                        ------------        ------------

                                                                        $  4,183,000        $  4,739,000
                                                                        ============        ============



See notes to condensed financial statements

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                                               Three Months Ended
                                                                                    March 31,
                                                                        --------------------------------
                                                                            2009                2008
                                                                        ------------        ------------
Royalty Revenue                                                         $     27,000        $     69,000
Cost of Revenue                                                                1,000               3,000
                                                                        ------------        ------------
        Gross Profit                                                          26,000              66,000

Operating Expenses:
   General and administrative                                                436,000        $    352,000
   Non-cash compensation                                                     555,000              73,000
                                                                        ------------        ------------

        Total Operating Expenses                                             991,000             425,000
                                                                        ------------        ------------

OPERATING LOSS                                                              (965,000)           (359,000)


Other Income (Expenses):                                                       1,000              40,000
                                                                        ------------        ------------
   Interest income, net

        Loss Before Income Taxes                                            (964,000)           (319,000)

INCOME TAXES                                                                      --                  --
                                                                        ------------        ------------

        Net Loss                                                        $   (964,000)       $   (319,000)

Net loss per share - Basic and Diluted                                  $      (0.04)       $      (0.01)
                                                                        ============        ============

Weighted average number of common shares outstanding                      24,135,557          24,135,557
                                                                        ============        ============


See notes to condensed financial statements

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                        CONDENSED STATEMENTS OF CASH FLOW
                                    UNAUDITED


                                                                           Three Months Ended March 31,
                                                                        --------------------------------
                                                                            2009                2008
                                                                        ------------        ------------
Cash flows from operating activities:
Net loss                                                                $   (964,000)       $   (319,000)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation and amortization                                               2,000               1,000

   Non Cash Compensation                                                     555,000              73,000
   Changes in:
        Prepaid expenses and other current assets                             83,000               2,000
        Accounts payable, accrued expenses and other
            current liabilities                                             (147,000)           (170,000)
                                                                        ------------        ------------

            Net cash used in operating activities                           (471,000)           (417,000)

Cash Flows from Investing Activities                                              __                  __


Cash Flows from Financing Activities
   Issuance of Common Stock                                                       __                  __

                                                                        ------------        ------------
NET INCREASES [DECREASE] IN CASH AND CASH EQUIVALENTS                       (471,000)           (417,000)
Cash and cash equivalents, beginning of period                             4,484,000           5,928,000
                                                                        ------------        ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  4,013,000        $  5,511,000
                                                                        ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the periods for:
        Interest                                                        $      1,000        $      1,000
        Taxes                                                           $         --        $         --


See notes to condensed financial statements

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] BASIS OF PRESENTATION:

The accompanying condensed financial statements as of March 31, 2009 and for the three month periods ended March 31, 2009 and March 31, 2008, are unaudited, but, in the opinion of the management of Network-1 Security Solutions, Inc. (the "Company"), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 2009, and the results of its operations and its cash flows for the three month periods ended March 31, 2009 and March 31, 2008. The condensed financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations to be expected for the full year.

[2] BUSINESS:

(a) The principal business of the Company is the acquisition, development, licensing and protection of its intellectual property. The Company presently owns six patents (the "Patent Portfolio") covering various telecommunications and data networking technologies including, among others, patents covering the delivery of power over Ethernet cable for the purpose of remotely powering network devices, and the transmission of audio, video and data over computer and telephony networks. The Company's strategy is to pursue licensing and strategic business alliances with companies in the industries that manufacture and sell products that make use of the technologies underlying its patents as well as with other users of the technology who benefit directly from the technology including corporate, educational and governmental entities. At least for the next twelve months, the Company does not currently anticipate licensing efforts for its other patents besides its patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the "Remote Power Patent"). The Company may seek to acquire additional patents in the future.

To date, the Company's efforts with respect to its Patent Portfolio have focused on licensing our Remote Power Patent. In August, 2007, as part of a settlement agreement relating to the Company's litigation with D-Link, the Company entered into a license agreement with D-Link pertaining to its Remote Power Patent (See Note D[2]). In February 2008, the Company commenced patent infringement litigation against several major data networking equipment manufacturers including Cisco Systems, Inc. and 7 other defendants (See Note D[1]). On August 13, 2008, as part of an agreement entered into in June 2008 with Microsemi Corp-Analog Mixed Signal Group Ltd. ("Microsemi-Analog"), previously PowerDsine Ltd., Microsemi Corporation, the parent company of Microsemi-Analog, entered into a license agreement with us for our Remote Power Patent with respect to certain of its

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)

Midspan PoE products as part of our new Special Licensing Program. As of March 31, 2009, we had entered into a total of 5 license agreements with respect to our Remote Power Patent (See Note D[4]).

(b) As reflected in the accompanying financial statements, the Company has incurred substantial losses and has experienced net cash outflows from operations for the year ended December 31, 2008 and the three month period ended March 31, 2009. For the year ended December 31, 2008 and the three month period ended March 31, 2009, the Company had revenue of $349,000 and $27,000, respectively. The Company will continue to have operating losses for the foreseeable future until it is successful in licensing its patented technologies. The Company has been dependent upon equity financing to fund its operations. The Company had cash and cash equivalents of $4,013,000 as of March 31, 2009. The Company believes its current cash position will more likely than not be sufficient to satisfy the Company's operations and capital requirements until at least December 31, 2010, although there can be no assurance that such funds will not be expended prior thereto.

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

On January 2, 2008, the Company granted the following options: (i) 5 year options to purchase an aggregate of 150,000 shares, at an exercise price of $1.45 per share, to each of its 3 outside directors, 75,000 shares of which vested on grant and 75,000 shares vest over one year in equal monthly installments, and (ii) a 5 year option to purchase 100,000 shares, at an exercise price of $1.45 per share, granted to a consultant, which vests over a 5 year period in equal monthly installments. During the three month period ended March 31, 2008 the Company recorded non-cash compensation expense of $12,000 for these options based on the Black-Scholes option-pricing model.

In February 2008, the Company also granted to another consultant a 5 year option to purchase 50,000 shares, at an exercise price of $1.42 per share, and also granted to a new advisory board member an option to purchase 17,500 shares, at an exercise price of $1.32 per share, which option vested on a quarterly basis over a one year period. During the three month period ended March 31, 2008 the Company recorded non-cash compensation expense of $9,000 for these options based on the Black-Scholes option-pricing model.

On February 28, 2008 the Company granted an additional 5 year option to its Chairman and CEO to purchase 375,000 shares at an exercise price of $1.32 per share pursuant to his employment agreement. These options vested in equal quarterly amounts of 93,750 shares beginning March 31, 2008 through December 31, 2008. The Company recognized non-cash compensation expense of $48,000 for these options during the quarter ended March 31, 2008. In addition, during the three month period ended March 31, 2008 the Company recorded non-cash compensation expense of $4,000 for the vested portion of options granted to a consultant prior to January 1, 2008.

During the three month period ended March 31, 2009, the Company recorded non-cash compensation expense of $14,000 for the vested portion of options granted to its Chief Financial Officer, directors and consultants prior to January 1, 2009.

On March 11, 2009 the Board of Directors of the Company approved adjustments to the exercise prices and terms of certain of its outstanding options and warrants as described below and as a result the Company recorded non-cash compensation expense of $541,000 for the three month period ended March 31, 2009:

     (i) the exercise prices of certain outstanding compensatory options and warrants issued to officers, directors, consultants and others to purchase an aggregate of 5,029,945 shares of common stock were adjusted to an exercise price of $0.68 per share (closing price of the Company's common stock on March 11, 2009) including options and warrants to purchase an aggregate of 4,031,195 shares held by the Company's Chairman and Chief Executive Officer, and an affiliated entity, options to purchase an aggregate of 150,000 shares held by the Company's Chief Financial Officer, and options and warrants to purchase an aggregate of 300,000 shares held by two directors of the Company;

     (ii) the exercise price of outstanding warrants to purchase an aggregate of 473,750 shares of common stock (including warrants to purchase 187,500 shares owned by a principal stockholder of the Company), issued as part of the Company's private placement completed in December 2004/January 2005, which exercise price was scheduled to increase to $2.00 per share on March 31, 2009 (from $1.75 per share) adjusted to an exercise price of $1.75 for the remaining exercise period of such warrants (May 21, 2010), subject to the adjustment set forth in item (iv) below;

     (iii) the exercise price of warrants to purchase an aggregate of 1,666,667 shares of common stock, (including warrants to purchase an aggregate of 1,150,001 shares owned by three principal stockholders of the Company), at an exercise price of $2.00 per share, which warrants were issued as part of the Company's private placement completed in April 2007, were adjusted to an exercise price of $1.75 per share for the remaining exercise period of such warrants (April 16, 2012), subject to the adjustments set forth in item (iv) below; and

     (iv) in the event that any holders of the above referenced outstanding warrants, issued as part of the Company's December 2004/January 2005 or the April 2007 private placements, exercise such warrants at anytime up to and including December 31, 2009, the exercise price of all such warrants shall adjust to $1.25 per share.


The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing utilizing the following weighted average assumptions:


                                             THREE MONTHS ENDED MARCH 31,
                                             ----------------------------
                                                 2009            2008
                                                 ----            ----

    Risk-free interest rates                0.44% - 1.87%   2.73% - 3.28%
    Expected option life in years              1-7 yrs.         5 yrs.
    Expected stock price volatility             68.25%     37.32% - 37.35%
    Expected dividend yield                      -0-             -0-

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

[5] LOSS PER SHARE:

Basic net loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. Potential shares of 12,159,382 and 12,070,856 at March 31, 2009 and 2008, respectively, are anti-dilutive, and are not included in the calculation of diluted loss per share. Such potential common shares reflect outstanding options and warrants.

[6] CASH EQUIVALENTS:

The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). At March 31, 2009, the Company maintained no cash balances in excess of FDIC limits.

NOTE B - COMMITMENTS AND CONTINGENCIES

SERVICES AGREEMENT:

On November 30, 2004, the Company entered into a master services agreement (the "Agreement") with ThinkFire Services USA, Ltd. ("ThinkFire") pursuant to which ThinkFire has been granted the exclusive worldwide rights (except for direct efforts by the Company and related companies) to negotiate license agreements for the Remote Power Patent with respect to certain potential licensees agreed to between the parties. Either the Company or ThinkFire can terminate the Agreement upon 60 days' notice for any reason or upon 30 days' notice in the event of a material breach. The Company has agreed to pay ThinkFire a fee ranging from 5% to 20% of the royalty payments received from license agreements consummated by ThinkFire on its behalf.

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

NOTE C - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

On February 28, 2007, the Company entered into a new Employment Agreement with Corey M. Horowitz pursuant to which Mr. Horowitz continued to serve as Chairman and Chief Executive Officer for a two year term (which expired on February 28, 2009) at an annual base salary of $288,750 for the first year, increasing by 5% for the second year. In connection with his employment agreement, Mr. Horowitz was issued a five (5) year option to purchase 375,000 shares of common stock at an exercise price of $1.46 per share which vested, on a quarterly basis over a one year period subject to acceleration upon a change of control. The Company also agreed to issue to Mr. Horowitz on the one year anniversary date an additional five (5) year option to purchase a minimum of 375,000 shares of our common stock at an exercise price equal to the closing price of our common stock on the date of grant, which option was to vest on a quarterly basis over a one year period. On February 28, 2008, the Company issued such option to Mr. Horowitz to purchase 375,000 shares at an exercise price of $1.32 per share. In addition to the aforementioned option grants, the Company agreed to extend for an addition three (3) years the expiration dates of all options and warrants (an aggregate of 2,620,000 shares) expiring in calendar year 2007 and 2008 owned by Mr. Horowitz and CMH Capital Management Corp. ("CMH"), an affiliate. In connection with the extension of the expiration dates of such options and warrants, the Company recorded compensation expense of $371,000 during the quarter ended March 31, 2007 based on the Black-Scholes option pricing model. Under the terms of his Employment Agreement, Mr. Horowitz receives bonus compensation in a amount equal to 5% of Company royalties or other payments (before deduction of payments to third parties including, but not limited to, legal fees and expenses and third party license fees) received from licensing its patents (including patents currently owned and acquired or licensed on an exclusive basis during the period in which Mr. Horowitz continues to serve as an executive officer of the Company) (the "Royalty Bonus Compensation"). For the three months ended March 31, 2009, Mr. Horowitz received $1,000 of Royalty Bonus Compensation. Mr. Horowitz also receives bonus compensation equal 5% of the gross proceeds from (i) the sale of any of the Company's patents or (ii) the Company's merger with or into another corporation or entity. The Royalty Bonus Compensation shall continue to be paid to Mr. Horowitz for the life of each of the Company's patents with respect to licenses entered into by us with third parties during

Mr. Horowitz's term of employment or at anytime thereafter, whether Mr. Horowitz is employed by the Company or not, provided, that, Mr. Horowitz's employment has not been terminated by the Company "For Cause" (as defined) or terminated by Mr. Horowitz without "Good Reason" (as defined).

In accordance with his employment agreement, Mr. Horowitz also had certain anti-dilution rights which provided that if at any time during the period ended December 31, 2008, in the event that the Company completes an offering of its common stock or any securities convertible or exercisable into common stock (exclusive of securities issued upon exercise of outstanding options, warrants or other convertible securities), Mr. Horowitz shall receive from the Company, at the same price as the securities issued in the financing, such number of additional options to purchase common stock so that he maintains the same derivative ownership percentage (21.47%) of the Company based upon options and warrants owned by Mr. Horowitz and CMH (an affiliated entity) and exclusive of his ownership of shares of common stock as he and CMH owned as of the time of execution of his employment agreement; provided, that, the aforementioned anti-dilution protection were afforded to Mr. Horowitz up to maximum future financings of $2.5 million. In April 2007, in accordance with the aforementioned anti-dilution provision of his employment agreement, with respect to the Company's completion of a $5.0 million private placement, Mr. Horowitz was issued a five (5) year option to purchase 732,709 shares of common stock, at an exercise price of $1.67 per share (subsequently adjusted to $0.68 per share - See Note A[3].).

NOTE D - LITIGATION

[1] In February 2008, the Company commenced litigation against several major data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of the Company's Remote Power Patent. The defendants in the lawsuit include Cisco Systems, Inc., Cisco Linksys, LLC, Enterasys Networks, Inc., 3COM Corporation, Inc., Extreme Networks, Inc., Foundry Networks, Inc., Netgear, Inc. and Adtran, Inc. The Company seeks injunctive relief and monetary damages for infringement based upon reasonable royalties as well as treble damages for the defendants continued willful infringement of the Remote Power Patent. The Defendants, in their answers to the complaint, asserted that they do not infringe any valid claim of the Remote Power Patent, and further asserted that, based on several different theories, the patent claims are invalid or unenforceable. In addition to these defenses, the defendants also asserted counterclaims for, among other things, non-infringement, invalidity, and unenforceability of the Remote Power Patent. A Markman hearing, a hearing on claim construction of our Remote Power Patent, is currently scheduled for December, 2009 and a trial date has been set for July, 2010. In the event that the court determines that the Remote Power Patent is not valid or enforceable, and/or that the defendants do not infringe, any such determination would have a material adverse effect on the Company.

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

[3] On November 16, 2005 the Company entered into a Settlement Agreement with PowerDsine, Inc and PowerDsine Ltd. which dismissed, with prejudice, a civil action brought by PowerDsine in the United States District Court for the Southern District of New York that sought a declaratory judgment that U.S. Patent No. 6,218,930 (the "Remote Power Patent") owned by the Company was invalid and not infringed by PowerDsine and/or its customers. Under the terms of the Settlement Agreement, the Company agreed that it will not initiate litigation against PowerDsine for its sale of Power over Ethernet (PoE) integrated circuits. In addition, the Company agreed that it will not seek damages for infringement from customers that incorporate PowerDsine integrated circuit products in PoE capable Ethernet switches manufactured on or before April 30, 2006. PowerDsine agreed that it will not initiate, assist or cooperate in any legal action relating to the Remote Power Patent.

[4] In June 2008, the Company entered into a new agreement with Microsemi Corp-Analog Mixed Signal Group Ltd ("Microsemi Analog"), previously PowerDsine Ltd, a subsidiary of Microsemi Corporation ("Microsemi"), a leading manufacturer of high performance analog mixed-signal integrated circuits and high reliability semiconductors, which, among other things, amended the prior Settlement Agreement entered into between the parties in November 2005. As part of the Company's Special Licensing Program and its agreement with Microsemi Analog entered into in June 2008, Microsemi, entered into a license agreement, dated August 13, 2008, with the Company with respect to the Remote Power Patent. The license agreement provides that Microsemi is obligated to pay the Company quarterly royalty payments of 2% of the sales price for certain of Microsemi's Midspan PoE products for the full term of the Remote Power Patent (March 2020).

NOTE E - SHAREHOLDERS EQUITY:

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WHICH ARE STATEMENTS THAT INCLUDE INFORMATION BASED UPON BELIEF OF OUR MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION AVAILABLE TO MANAGEMENT. STATEMENTS CONTAINING TERMS SUCH AS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS" OR SIMILAR WORDS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED BEGINNING ON PAGES 9-14 OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR 2008.

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

     To date, our efforts with respect to our Patent Portfolio have focused on licensing our patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the "Remote Power Patent"). As of March 31, 2009, we had entered into 5 license agreements with respect to our Remote Power Patent. In August, 2007, as part of a settlement agreement relating to our litigation with D-Link, we entered into a license agreement with D-Link pertaining to our Remote Power Patent (See Note D[2] to our financial statements). In February 2008, we commenced patent infringement litigation against several major data networking equipment manufacturers including Cisco Systems, Inc. and seven other defendants (See Note D[1] to our financial statements). During the next 12 months we do not presently anticipate licensing efforts for our other patents besides our Remote Power Patent.

     To date we have incurred significant losses and at March 31, 2009 had an accumulated deficit of $(51,859,000). For the year ended December 31, 2008 and for the three months ended March 31, 2009, we incurred net losses of $(1,618,000) and $(964,000), respectively. We anticipate that we will continue to incur losses until we enter into additional license agreements with respect to our patented technologies. We achieved revenue of $349,000 from our technology licensing business for the year ended December 31, 2008 and $27,000 for the three months ended March 31, 2009 with respect to royalties pertaining to our Remote Power Patent. Our inability to consummate additional material license agreements and achieve revenue from our patented technologies would have a material adverse effect on our operations and our ability to continue business.

     Our success and ability to generate revenue is largely dependent on our ability to consummate licensing arrangements with third parties. In November 2004, we entered into an agreement with ThinkFire Services USA, Ltd. ("ThinkFire") pursuant to which ThinkFire has been granted the exclusive worldwide rights to negotiate license agreements for our Remote Power Patent with certain agreed-upon potential licensees. We agreed to pay ThinkFire a fee ranging from 5% to 20% of the royalty payments received from license agreements consummated by ThinkFire on our behalf after we recover our expenses.

     In August 2007 we finalized the settlement of our patent litigation against D-Link in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent (U.S. Patent No. 6,218,930). Under the terms of the settlement, D-Link licenses our Remote Power Patent the terms of which include monthly royalty payments of 3.25% of the net sales of D-Link branded Power over Ethernet products, including those products which comply with the IEEE 802.3af and 802.3at Standards, for the full life of our Remote Power Patent, which expires in March 2020. The royalty rate is subject to adjustment to a rate consistent with other similarly situated licensees of our Remote Power Patent based on units of shipments of licensed products. In addition, D-Link paid us $100,000 upon signing the settlement agreement.

     In February 2008, we commenced litigation against eight major data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent. The defendants in the lawsuit include Cisco Systems, Inc., Cisco Linksys, LLC, Enterasys Networks, Inc., 3COM Corporation, Inc., Extreme Networks, Inc., Foundry Networks, Inc., Netgear, Inc. and Adtran, Inc. We seek injunctive relief and monetary damages for infringement based upon reasonable royalties as well as treble damages for the defendant's continued willful infringement of our Remote Power Patent. All of the defendants have answered the complaint and asserted that they do not infringe any valid claim of our Remote Power Patent, and further asserted that, based on several different theories, the patent claims are invalid or unenforceable. In addition to these defenses, the defendants also asserted counterclaims for, among other things, non-infringement, invalidity, and unenforceability of our Remote Power Patent. A Markman hearing, a hearing on claim construction of our Remote Power Patent, is currently scheduled for December, 2009 and a trial date has been set for July, 2010. In the event that the Court determines that our Remote Power Patent is not valid or enforceable, and/or that the defendants do not infringe, any such determination would have a material adverse effect on us.

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

     Notwithstanding our license agreements with D-Link and Microsemi described above, there is no assurance that we will achieve significant royalty revenue from such licenses, that we will be able to achieve additional material license agreements with third parties relating to our Remote Power Patent or our other patents, or that such license arrangements will result in material revenue to us.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

     We had revenues of $27,000 and $69,000 for the three months ended March 31, 2009 and March 31, 2008, respectively, which were related to the receipt of royalties pursuant to our license agreements with D-Link, Microsemi and others. The revenue decline of $42,000 for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was due primarily to the slowdown in worldwide economic conditions.

     We had a cost of revenue of $1,000 and $3,000 for the three months ended March 31, 2009 and March 31, 2008, respectively, which was for the payment of bonus compensation based upon royalties pursuant to our employment agreement with our Chief Executive Officer. The gross profit for the three months ended March 31, 2009 was $40,000 as compared to $66,000 for the three months ended March 31, 2008.

     General and administrative expenses include overhead expenses, and finance, accounting, legal and other professional services incurred by us. General and administrative expenses increased by $84,000, from $352,000 for the three months ended March 31, 2008 to $436,000 for the three months ended March 31, 2009, due primarily to increased fees and expenses with respect to litigation involving our Remote Power Patent.

     We incurred an operating loss of ($965,000) for the three months ended March 31, 2009 compared with an operating loss of ($319,000) for the three months ended March 31, 2008. Included in the operating loss for the three months ended March 31, 2009 was $555,000 in charges relating to non-cash compensation expenses due primarily to the adjustment of the exercise prices of certain outstanding options and warrants (See Note A[3] to our financial statements included herein) as compared to $73,000 or such non-cash expenses for the three months ended March 31, 2008. These losses were offset by interest earned of $1,000 and $40,000 for the three months ended March 31, 2009 and 2008, respectively.

     No provision for or benefit from federal, state or foreign income taxes was recorded for three months ended March 31, 2009 and March 31, 2008 because we incurred net operating losses and fully reserved our deferred tax assets as their future realization could not be determined.

     As a result of the foregoing, we incurred a net loss of $(964,000) for the three months ended March 31, 2009 compared with a net loss of $(319,000) for the three months ended March 31. 2008.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from the sale of equity securities. We anticipate, based on currently proposed plans and assumptions, relating to our operations, that our cash and cash equivalents of approximately $4,013,000 as of March 31, 2009 will more likely than not be sufficient to satisfy our operations and capital requirements until at least December 31, 2010. There can be no assurance, however, that such funds will not be expended prior thereto. In the event our plans change, or our assumptions change, or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), we may have insufficient funds to support our operations prior to December 31, 2010. Our inability to consummate licensing arrangements with respect to our Remote Power Patent and generate revenues therefrom on a timely basis or obtain additional financing when needed would have a material adverse effect on our company, requiring us to curtail or cease operations. In addition, any equity financing may involve substantial dilution to our current stockholders.

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

(b) Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Pending Litigation Against Major Data Networking Equipment Manufacturers

In February 2008, we commenced litigation against eight major data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent. The defendants in the lawsuit include Cisco Systems, Inc., Cisco Linksys, LLC, Enterasys Networks, Inc., 3COM Corporation, Inc., Extreme Networks, Inc., Foundry Networks, Inc., Netgear, Inc. and Adtran, Inc. We seek injunctive relief and monetary damages for infringement based upon reasonable royalties as well as treble damages for the defendants' continued willful infringement of our Remote Power Patent. The defendants, in their answers to our complaint, have asserted that they do not infringe any valid claim of our Remote Power Patent, and further asserted that, based on several different theories, the patent claims are invalid or unenforceable. In addition to these defenses, the defendants also asserted counterclaims for, among other things, non-infringement, invalidity, and unenforceability of our Remote Power Patent. A Markman hearing, a hearing on claim construction of our Remote Power Patent, is scheduled for December, 2009 and a trial date has been set for July, 2010. In the event that the Court determines that our Remote Power Patent is not valid or enforceable, and/or that the defendants do not infringe, any such determination would have a material adverse effect on our company.

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

Under the terms of the Settlement Agreement, we agreed that, under certain circumstances, we will not initiate litigation against PowerDsine for its sale of Power over Ethernet (PoE) integrated circuits. In addition, we agreed that we will not seek damages for infringement from customers that incorporate PowerDsine integrated circuit products in PoE capable Ethernet switches manufactured on or before April 30, 2006. PowerDsine has agreed that it will not initiate, assist or cooperate in any legal action relating to the Remote Power Patent.

No licenses to use the technologies covered by our Remote Power Patent were granted to PowerDsine or its customers under the terms of the settlement. The Settlement Agreement further provides that PowerDsine is obligated to provide each of its customers with written notice of the settlement which notice shall disclose that no license for our Remote Power Patent has been provided to PowerDsine's customers and that in order to combine, modify or integrate any PowerDsine product with or into any other device or software, PowerDsine's customers may need to receive patent license(s) for our Remote Power Patent which is the customer's responsibility.

In June 2008 we entered into a new agreement with Microsemi Corp-Analog Mixed Signal Group Ltd ("Microsemi Analog"), previously PowerDsine Ltd, a subsidiary of Microsemi Corporation ("Microsemi"), a leading manufacturer of high performance analog mixed-signal integrated circuits and high reliability semiconductors, which, among other things, amended the prior Settlement Agreement entered into between the parties in November 2005. Under the new agreement, on June 25, 2008 we announced the commencement of an industry-wide Special Licensing Program for our Remote Power Patent to vendors of PoE equipment. The Special Licensing Program was of limited duration (through December 31, 2008) and was implemented on an industry-wide basis to offer discounted running royalty rates and exceptions to our standard licensing terms and conditions for the Remote Power Patent to PoE vendors who were "early adopters" and entered into license agreements without delay to avoid litigation and higher royalties. We entered into 3 license agreements as part of our Special Licensing Program. The new agreement enabled Microsemi Analog to assist in its customers' evaluation of our Remote Power Patent and the terms being made available to vendors of PoE equipment pursuant to our

Special Licensing Program, an activity that was previously prohibited by the 2005 Settlement Agreement with PowerDsine. As part of our Special Licensing Program and our agreement with Microsemi Analog entered into in June 2008, Microsemi entered into a license agreement, on August 13, 2008, with us with respect to our Remote Power Patent. The license agreement provides that Microsemi is obligated to pay us quarterly royalty payments of 2% of the sales price for certain of Microsemi's Midspan PoE products for the full term of our Remote Power Patent (March 2020).

ITEM 1A. RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and trading price of our common stock.

Our Annual Report on Form 10-K for the year ended December 31, 2008 includes a detailed discussion of our risk factors and should be carefully considered by investors.

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




DATE: May 14, 2009