Form 10-Q
period 2009-06-30
NETWORK 1 SECURITY SOLUTIONS INC
filed 2009-08-13
CIK 1065078

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 1-14896




                       NETWORK-1 SECURITY SOLUTIONS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                                               11-3027591
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)


              445 PARK AVENUE, SUITE 1018, NEW YORK, NEW YORK 10022
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                  212-829-5770
--------------------------------------------------------------------------------
                         (Registrant's Telephone Number)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]   No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(ss.223.405) of this chapter) during the preceding 12 months (or such shorter period that the
registrant was required to submit and post such files).   Yes [_]   No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "Large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]       Accelerated filer [_]
                                 (Do not check if a smaller reporting company)
Non-accelerated filer   [_]       Smaller reporting company [X]


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes [_]    No [X]

The number of shares of Common Stock, $.01 par value per share, outstanding as of August 12, 2009 was 24,135,557.

================================================================================

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                       NETWORK-1 SECURITY SOLUTIONS, INC.


                                      INDEX



                                                                        Page No.

PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS
           Condensed Balance Sheets as of June 30, 2009 (unaudited) and
           December 31,2008................................................... 3

           Condensed Statements of Operations for the three and six months ended June 30,2009 and 2008 (unaudited)............................ 4

           Condensed Statements of Cash Flows for the six months ended
           June 30,2009 and 2008 (unaudited).................................. 5

           Notes to Interim Unaudited Condensed Financial Statements.......... 6

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATION...............................................14

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........19

Item 4.    CONTROLS AND PROCEDURES............................................20




PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings..................................................20

Item 1A.   Risk Factors.......................................................22

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds........22

Item 3.    Defaults Upon Senior Securities....................................22

Item 4.    Submission of Matters to a Vote of Security Holders................22

Item 5.    Other Information..................................................23

Item 6.    Exhibits...........................................................23


SIGNATURES ...................................................................24

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                            CONDENSED BALANCE SHEETS
                                    UNAUDITED


                                                                     June 30,       DECEMBER 31,
                                                                      2009              2008
                                                                  ------------      ------------
                                                                  (UNAUDITED)
ASSETS:

Current assets:
   Cash and cash equivalents                                      $  3,869,000      $  4,484,000
   Royalty and Interest Receivable                                      71,000            78,000
   Other current assets                                                 34,000            71,000
                                                                  ------------      ------------

        Total current assets                                         3,974,000         4,633,000

Security Deposits                                                        6,000             6,000
Patents                                                                 95,000           100,000
                                                                  ------------      ------------

                                                                  $  4,075,000      $  4,739,000
                                                                  ============      ============

LIABILITIES:

Current liabilities:
   Accounts payable                                               $     79,000      $     86,000
   Accrued expenses and other current liabilities                      111,000           251,000
                                                                  ------------      ------------

        Total current liabilities                                      190,000           337,000
                                                                  ------------      ------------


Commitments and contingencies

STOCKHOLDERS' EQUITY
--------------------

Common stock - $0.01 par value; authorized 50,000,000 shares;
   24,135,557 shares issued and outstanding at June 30, 2009
   and December 31, 2008                                               241,000           241,000

Additional paid-in capital                                          55,802,000        55,056,000
Accumulated deficit                                                (52,158,000)      (50,895,000)
                                                                  ------------      ------------

                                                                     3,885,000         4,402,000
                                                                  ------------      ------------

                                                                  $  4,075,000      $  4,739,000
                                                                  ============      ============

See notes to condensed financial statements

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                           JUNE 30,                            JUNE 30,
                                               ------------------------------      ------------------------------
                                                   2009              2008              2009              2008
                                               ------------      ------------      ------------      ------------
Royalty Revenue                                $    487,000      $     65,000      $    514,000      $    134,000
Cost of Revenue                                      64,000             4,000            65,000             7,000
                                               ------------      ------------      ------------      ------------
        Gross Profit                                423,000            61,000           449,000           127,000
                                               ------------      ------------      ------------      ------------

Operating expenses:
        General and administrative                  529,000           418,000           966,000           770,000
        Non Cash Compensation                       191,000            73,000           746,000           146,000
                                               ------------      ------------      ------------      ------------
Total Operating Expense                        $    720,000      $    491,000         1,709,000           916,000
                                               ------------      ------------      ------------      ------------

LOSS BEFORE INTEREST INCOME                        (297,000)         (430,000)       (1,263,000)         (789,000)
Interest income - net                                    --            28,000             1,000            68,000
                                               ------------      ------------      ------------      ------------

Net Loss                                       $   (297,000)     $   (402,000)     $ (1,262,000)     $   (721,000)
                                               ============      ============      ============      ============


LOSS PER COMMON SHARE: BASIC AND DILUTED       $      (0.01)     $      (0.02)     $      (0.05)     $      (0.03)
                                               ============      ============      ============      ============


WEIGHTED AVERAGE SHARES: BASIC AND DILUTED       24,135,557        24,135,557        24,135,557        24,135,557
                                               ============      ============      ============      ============


See notes to condensed financial statements

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                        CONDENSED STATEMENTS OF CASH FLOW
                                    UNAUDITED


                                                                     SIX MONTHS ENDED JUNE 30,
                                                                  ------------------------------
                                                                      2009              2008
                                                                  ------------      ------------
Cash flows from operating activities:
 Net loss                                                         $ (1,262,000)     $   (721,000)
 Adjustments to reconcile net loss to net cash used in
 operating activities:
    Depreciation and amortization                                        4,000             3,000

    Non Cash Compensation                                              746,000           146,000
    Changes in:
       Prepaid expenses and other current assets                        44,000            26,000
       Accounts payable, accrued expenses and other
         current liabilities                                          (147,000)         (242,000)
                                                                  ------------      ------------

          Net cash used in operating activities                       (615,000)         (788,000)
                                                                  ------------      ------------

Cash Flows from Investing Activities                                        --                --
                                                                  ------------      ------------

Cash Flows from Financing Activities                                        --                --
                                                                  ------------      ------------

NET INCREASES (DECREASE) IN CASH AND CASH EQUIVALENTS                 (615,000)         (788,000)
Cash and cash equivalents, beginning of period                       4,484,000         5,928,000
                                                                  ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  3,869,000      $  5,140,000
                                                                  ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the periods for:
        Interest                                                  $      2,000      $      2,000
        Taxes                                                     $         --      $         --



See notes to condensed financial statements

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] BASIS OF PRESENTATION:

The accompanying condensed financial statements as of June 30, 2009 and for the three and six month periods ended June 30, 2009 and June 30, 2008 are unaudited, but in the opinion of the management of Network-1 Security Solutions, Inc. (the "Company"), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 2009, and the results of its operations and its cash flows for the three and six month periods ended June 30, 2009 and June 30, 2008. The condensed financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results of operations to be expected for the full year.


[2] BUSINESS:

(a) The principal business of the Company is the acquisition, development, licensing and protection of its intellectual property. The Company presently owns six patents (the "Patent Portfolio") covering various telecommunications and data networking technologies including, among others, patents covering the delivery of power over Ethernet cable for the purpose of remotely powering network devices, and the transmission of audio, video and data over computer and telephony networks. The Company's strategy is to pursue licensing and strategic business alliances with companies in the industries that manufacture and sell products that make use of the technologies underlying its patents as well as with other users of the technology who benefit directly from the technology including corporate, educational and governmental entities. To date, the Company's efforts with respect to its Patent Portfolio have focused on licensing its Remote Power Patent. At least for the next twelve months, the Company does not currently anticipate licensing efforts for its other patents besides its patent (U.S. Patent No. 6,218,930) covering the control of power delivery of Ethernet cables (the "Remote Power Patent"). As of June 30, 2009, the Company had entered into 6 license agreements with respect to its Remote Power Patent which, among others, included license agreements with D-Link (See Note D[2]), Microsemi Corporation (See Note D[3]) and Netgear, Inc. (See Note D[1]. The Company may seek to acquire additional patents in the future.

(b) As reflected in the accompanying financial statements, the Company has incurred substantial losses and has experienced net cash outflows from operations for the year ended December 31, 2008 and the three and six month period ended June 30, 2009. For the year ended December 31, 2008 and the three and six month period ended June 30, 2009, the Company had revenue $349,000, $487,000 and $514,000, respectively. The Company will continue to have operating losses for the foreseeable future until it is successful in licensing its patented technologies. The Company has been dependent upon equity financing to fund its operations. The Company had cash and cash equivalents of $3,869,000 as of June 30, 2009. The Company believes its current cash position will more likely than not be sufficient to satisfy the Company's operations and capital requirements until at least December 31, 2010, although there can be no assurance that such funds will not be expended prior thereto.


[3] STOCK-BASED COMPENSATION:

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), SHARE BASED PAYMENT, or SFAS 123(R), which is a revision of Statement No. 123 ("SFAS 123") ACCOUNTING FOR STOCK BASED COMPENSATION. SFAS 123(R) supersedes Accounting Principles Board ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and amends Financial Accounting Standards Board ("FASB") Statement No. 95, STATEMENT OF CASH FLOWS. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

On January 2, 2008, the Company granted the following options: (i) 5 year options to purchase an aggregate of 150,000 shares of common stock, at an exercise price of $1.45 per share, to its 3 outside directors, 75,000 shares of which vested on grant and 75,000 shares vest over one year in equal monthly installments, and (ii) a 5 year option to purchase 100,000 shares of common stock, at an exercise price of $1.45 per share, granted to a consultant, which vests over a 5 year period in equal monthly installments. During the six month period ended June 30, 2008 the Company recorded non-cash compensation expense of $24,000 for these options based on the Black-Scholes option-pricing model.

On February 15, 2008, the Company also granted to another consultant a 5 year option to pursue 50,000 shares of common stock, at an exercise price of $1.42 per share, and also granted to a new advisory board member an option to purchase 17,500 shares of common stock, at an exercise price of $1.32 per share, which option vests on a quarterly basis. The Company recorded non-cash compensation expense of $18,000 for these options based on the Black-Scholes option-pricing model.

On February 28, 2008 the Company granted an additional 5 year option to its Chairman and CEO to purchase 375,000 shares of common stock, at an exercise price of $1.32 per share, pursuant to his employment agreement. These options vested in equal quarterly amounts of 93,750 shares beginning March 31, 2008 through December 31, 2008. The Company recognized non-cash compensation expense of $96,000 for these options during the six months ended June, 2008. In addition, during the six month period ended June 30, 2009 the Company recorded non-cash compensation expense of $8,000 for the vested portion of options granted to a consultant prior to January 1, 2008.

On March 11, 2009, the Board of Directors of the Company approved adjustments to the exercise prices and terms of certain of its outstanding options and warrants as described below and as a result, the Company recorded non-cash compensation expense of $541,000 for the three month period ended March 31, 2009:

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

On June 8, 2009, as part of the terms of the Company's new employment agreement with its Chairman and Chief Executive Officer, the Board of Directors of the Company issued to the Company's Chairman and Chief Executive Officer ten-year options to purchase 750,000 shares of the Company's common stock at an exercise price of $0.83 per share. The options vest in equal quarterly amounts of 62,500 shares beginning June 30, 2009 through March 31, 2012, subject to accelerated vesting upon a change of control (See Note C). During the six months ended June 30, 2009 the Company recognized non-cash compensation expense of $37,000 for these options based on the Black-Scholes option-pricing model.

In addition, on June 8, 2009, as part of the terms of the Company's new employment agreement with its Chairman and Chief Executive Officer, the Board of Directors extended the expiration dates for 5 years of options to purchase an aggregate of 417,500 shares (which were to expire in 2009) issued to the Company's Chairman and Chief Executive. The Company recorded non-cash compensation of $132,000 relating to the aforementioned extension of such option expiration dates.

The fair value of each Company option grant on the date of grant is estimated using the Black Scholes option-pricing model utilizing the following weighted average assumptions:

                                             SIX MONTHS ENDED JUNE 30,
                                       ----------------------------------
                                            2009                 2008
                                       ------------          ------------
Risk-free interest rates               2.54 - 2.95           2.73% - 3.28%
Expected option life in years          5 - 10 yrs.           5 yrs.
Expected stock price volatility        62.04%                37.32 - 39.35%
Expected dividend yield                -0-                   -0-


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

[5] LOSS PER SHARE:

Basic net loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. Potential shares of 12,898,082 and 12,070,856 at June 30, 2009 and 2008, respectively, are anti-dilutive, and are not included in the calculation of diluted loss per share. Such potential common shares reflect outstanding options and warrants.

[6] CASH EQUIVALENTS:

The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). At June 30, 2009, the Company maintained cash balance of $ -0- in excess of FDIC limits.


NOTE B - COMMITMENTS AND CONTINGENCIES

[1] Services Agreement:

On November 30, 2004, the Company entered into a master services agreement (the "Agreement") with ThinkFire Services USA, Ltd. ("ThinkFire") pursuant to which ThinkFire has been granted the exclusive worldwide rights (except for direct efforts by the Company and related companies) to negotiate license agreements for the Remote Power Patent with respect to certain designated licensees agreed to between the parties. Either the Company or ThinkFire can terminate the Agreement upon 60 days' notice for any reason or upon 30 days' notice in the event of a material breach. The Company has agreed to pay ThinkFire a fee ranging from 5% to 20% of the royalty payments received from license agreements consummated by ThinkFire on its behalf after the Company recovers its expenses related to the litigation.

[2] AMENDED PATENT PURCHASE AGREEMENT:

On January 18, 2005, the Company and Merlot Communications, Inc. ("Merlot") amended the Patent Purchase Agreement originally entered into in November 2003 (the "Amendment") pursuant to which the Company paid an additional purchase price of $500,000 to Merlot in consideration for the restructuring of future contingent payments to Merlot from the licensing or sale of the Patents. The Amendment provides for future contingent payments by the Company to Merlot of $1.0 million upon achievement of $25 million of Net Royalties (as defined), an additional $1.0 million upon achievement of $50 million of Net Royalties and an additional $500,000 upon achievement of $62.5 million of Net Royalties from licensing or sale of the patents acquired from Merlot. Certain then principal stockholders of the Company and related parties were also principal stockholders and directors of Merlot at the time of the original agreement in November 2003 and the Amendment.

[3] LEGAL FEES:

Dovel & Luner, LLP provides legal services to the Company with respect to the litigation commenced in February 2008 against several major data networking equipment manufacturers (See Note D[1]). The terms of the Company's agreement with Dovel & Luner, LLP provide for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of up to 24% depending upon when an outcome is achieved. During the six months ended June 30, 2009, the Company paid Dovel & Luner, LLP cash legal fees of $240,000 and contingency fees of approximately $39,000.

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


NOTE C - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

On June 8, 2009, the Company entered into a new Employment Agreement with Corey
M. Horowitz pursuant to which he continues to serve as Chairman and Chief Executive Officer for a three year term at an annual base salary of $375,000 (retroactive to April 1, 2009) for the first year, increasing by 5% on each of April 1, 2010 and April 1, 2011. He also receives a cash bonus of no less than $150,000 on an annual calendar year basis (beginning with the year ended December 31, 2009) no later than January 15 of the following year, for the three year term of the agreement. In connection with the Agreement, Mr. Horowitz was issued a ten (10) year option to purchase 750,000 shares of the Company's common stock at an exercise price of 0.83 per share, which vests in equal quarterly amounts of 62,500 shares beginning June 30, 2009 through March 31, 2012, subject to acceleration upon a change of control. Mr. Horowitz shall forfeit the balance of unvested shares if his employment has been terminated "For Cause" (as defined) by the Company or without Good Reason (as defined) by Mr. Horowitz. In addition to the aforementioned option grant, the Company extended for an additional five (5) years the expiration dates of all options (an aggregate of 417,500 shares) expiring in the calendar year 2009 owned by Mr. Horowitz.

Under the terms of the Agreement, Mr. Horowitz is also to receive additional bonus compensation in an amount equal to 5% of the Company's royalties or other payments (exclusive of proceeds from the sale of the Company's patents which is covered below) with respect to the Company's Remote Power Patent and 12.5% of the Company's royalties and other payments with respect to the Company's other patents besides the Remote Power Patent (the "Additional Patents") (all before deduction of payments to third parties including, but not limited to, legal fees and expenses and third party license fees) actually received from licensing its patented technologies (including patents owned as of the date of the Agreement and acquired or licensed on an exclusive basis during the period in which Mr. Horowitz continues to serve as an executive officer of the Company) (the "Royalty Bonus Compensation"). In addition, during the term of his employment, Mr. Horowitz shall also be entitled to additional bonus compensation equal to
(i) 5% of the gross proceeds from the sale of the Company's Remote Power Patent and 12.5% of the gross proceeds from the sale of

NOTE C - EMPLOYMENT
ARRANGEMENTS AND OTHER AGREEMENTS: (CONTINUED)

the Additional Patents, and (ii) 5% of the gross proceeds from the merger of the Company with or into another entity. The Royalty Bonus Compensation shall continue to be paid to Mr. Horowitz for the life of each of the Company's patents with respect to licenses entered into with third parties during Mr. Horowitz's term of employment or at anytime thereafter, whether Mr. Horowitz is employed by the Company or not; provided, that, Mr. Horowitz's employment has not been terminated by the Company "For Cause" (as defined) or terminated by Mr. Horowitz without "Good Reason" (as defined). In the event that Mr. Horowitz's employment is terminated by the Company "Other Than For Cause" (as defined) or by Mr. Horowitz for "Good Reason" (as defined), Mr. Horowitz shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) the minimum annual bonus of $150,000 and (iii) accelerated vesting of all unvested options and warrants. In connection with the Agreement, Mr. Horowitz has agreed not to compete with the Company as follows: (i) during the term of the agreement and for a period of 12 months thereafter if his employment is terminated "Other Than For Cause" (as defined) provided he is paid his 12 month base salary severance amount and (ii) for a period of two years from the termination date, if terminated "For Cause" by the Company or "Without Good Reason" by Mr. Horowitz.


NOTE D - LITIGATION

[1] In February 2008, the Company commenced litigation against several major data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of the Company's Remote Power Patent. The complaint named as defendants Cisco Systems, Inc., Cisco Linksys, LLC, Enterasys Networks, Inc., 3COM Corporation, Inc., Extreme Networks, Inc., Foundry Networks, Inc., Netgear, Inc. and Adtran, Inc. The Company seeks injunctive relief and monetary damages for infringement based upon reasonable royalties as well as treble damages for the defendants continued willful infringement of the Remote Power Patent. The Defendants, in their answers to the complaint, asserted that they do not infringe any valid claim of the Remote Power Patent, and further asserted that, based on several different theories, the patent claims are invalid or unenforceable. In addition to these defenses, the defendants also asserted counterclaims for, among other things, non-infringement, invalidity, and unenforceability of the Remote Power Patent. A Markman hearing, a hearing on claim construction of our Remote Power Patent, is currently scheduled for December, 2009 and a trial date has been set for July, 2010. In the event that the court determines that the Remote Power Patent is not valid or enforceable, and/or that the defendants do not infringe, any such determination would have a material adverse effect on the Company.

In May 2009 the Company settled the above referenced litigation with respect to Netgear, Inc. ("Netgear"). As part of the settlement and under the Company's Special Licensing Program, Netgear entered into a license agreement with the Company for the Remote Power Patent, effective April 1, 2009. Under the terms of the license, Netgear will license the Remote Power Patent for its full term which expires in March 2020, and pay quarterly royalties (beginning as of April 1, 2009) based on its sales of Power over Ethernet products, including those PoE products which comply with the Institute of Electrical and Electronic Engineers 802.3af and 802.3at Standards. Licensed products include Netgear's Power over Ethernet enabled switches and wireless access points. The royalty rates included in the license are 1.7% of the sales price of Power Sourcing Equipment, which includes Ethernet switches, and 2% of the sales price of Powered Devices, which includes wireless access points. The royalty rates are subject to adjustment, under certain circumstances, if Network-1 grants a license to other licensees with lower royalty rates and Netgear is able to and agrees to assume all material terms and conditions of such other license. In addition, Netgear paid the Company $350,000 upon the signing of the license agreement.

[2] In August 2005, the Company commenced patent litigation against D-Link Corporation and D-Link Systems, Incorporated (collectively "D-Link") in the United States District Court for the Eastern District of Texas, Tyler division (Civil Action No. 6:05W291), for infringement of the Company's Remote Power Patent (the "D-Link Litigation"). The complaint sought, among other things, a judgment that the Company's Remote Power Patent is enforceable and has been infringed by the defendants. The Company also sought a permanent injunction restraining the defendants from continued infringement, or active inducement of infringement by others, of the Remote Power Patent.

In August 2007, the Company finalized the settlement of the D-Link Litigation (see below). Under the terms of the settlement, D-Link entered into a license agreement for the Company's Remote Power Patent the terms of which include monthly royalty payments of 3.25% (subject to adjustment as noted below) of the net sales of D-Link Power over Ethernet products, including those products which comply with the IEEE 802.3af and 802.3at Standards, for the full term of the Remote Power Patent, which expires in March 2020. In addition, D-Link paid the Company $100,000 upon signing of the Settlement Agreement. The royalty rate is subject to adjustment to a rate consistent with other similarly situated licensees of the Remote Power Patent based on units of shipments of licensed products. In June 2009, based upon several licenses issued to third parties under the Company's Special Licensing Program, the Company agreed in principle with D-Link to adjust the royalty rate to 1.7% of the sales price for Power Servicing Equipment (which includes Ethernet switches) and 2.0% of the sales price for Powered Devices (which includes wireless access points).

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WHICH ARE STATEMENTS THAT INCLUDE INFORMATION BASED UPON BELIEF OF OUR MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION AVAILABLE TO MANAGEMENT. STATEMENTS CONTAINING TERMS SUCH AS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS" OR SIMILAR WORDS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED BEGINNING ON PAGES 8-14 OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR 2008 AND AS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q.

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

         To date, our efforts with respect to our Patent Portfolio have focused on licensing our patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the "Remote Power Patent"). As of June 30, 2009, we had entered into 6 license agreements with respect to our Remote Power Patent which, among others, included license agreements with D-Link, Microsemi Corporation and Netgear, Inc. (See Note [D] to our financial statements included as part of this quarterly report). During the next 12 months we do not presently anticipate licensing efforts for our other patents besides our Remote Power Patent. We may seek to acquire additional patents in the future.

         To date we have incurred significant losses and at June 30, 2009 had an accumulated deficit of $(52,158,000). For the year ended December 31, 2008 and for the three and six months ended June 30, 2009, we incurred net losses of $(1,618,000), $(297,000) and $(1,262,000), respectively. We anticipate that we will continue to incur losses until we enter into additional license agreements with respect to our patented technologies or achieve material additional revenue from our existing license agreements. We achieved revenue of $349,000 for the year ended December 31, 2008 and $514,000 for the six months ended June 30, 2009 with respect to royalties pertaining to our Remote Power Patent. Our inability to consummate additional material license agreements or achieve material additional revenue from our existing license agreements would have a material adverse effect on our operations.

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

         In February 2008, we commenced litigation against eight major data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent. The complaint named as defendants Cisco Systems, Inc., Cisco Linksys, LLC, Enterasys Networks, Inc., 3COM Corporation, Inc., Extreme Networks, Inc., Foundry Networks, Inc., Netgear, Inc. and Adtran, Inc. We seek injunctive relief and monetary damages for infringement based upon reasonable royalties as well as treble damages for the defendant's continued willful infringement of our Remote Power Patent. All of the defendants answered the complaint and asserted that they do not infringe any valid claim of our Remote Power Patent, and further asserted that, based on several different theories, the patent claims are invalid or unenforceable. In addition to these defenses, the defendants also asserted counterclaims for, among other things, non-infringement, invalidity, and unenforceability of our Remote Power Patent. A Markman hearing, a hearing on claim construction of our Remote Power Patent, is currently scheduled for December, 2009 and a trial date has been set for July, 2010. In the event that the Court determines that our Remote Power Patent is not valid or enforceable, and/or that the defendants do not infringe, any such determination would have a material adverse effect on us.

         On May 29, 2009 we announced that we had agreed to settle this litigation with respect to Netgear, Inc. ("Netgear"). As part of the settlement and under our Special Licensing Program, Netgear entered into a license agreement with us for our Remote Power Patent. Under the terms of the license, Netgear will license the Remote Power Patent for its full term (which expires in March 2020), and pay quarterly royalties (beginning as of April 1, 2009) based on its sales of Power over Ethernet products, including those Power over Ethernet products which comply with the Institute of Electrical and Electronic Engineers 802.3af and 802.3at Standards. Licensed products include Netgear's Power over Ethernet enabled switches and wireless access points. The royalty rates included in the license are 1.7% of the sales price of Power Sourcing Equipment, which includes Ethernet switches, and 2% of the sales price of Powered Devices, which includes wireless access points. The royalty rates are subject to adjustment, under certain circumstances, if we grant a license to other licensees with lower royalty rates and Netgear is able to and agrees to assume all material terms and conditions of the other license. In addition, Netgear made a payment to us of $350,000 with respect to the settlement.

         In August 2007 we finalized the settlement of our patent litigation against D-Link in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent (U.S. Patent No. 6,218,930). Under the terms of the settlement, D-Link licenses our Remote

Power Patent the terms of which include monthly royalty payments of 3.25% (as adjusted as noted below) of the net sales of D-Link branded Power over Ethernet products, including those products which comply with the IEEE 802.3af and 802.3at Standards, for the full life of our Remote Power Patent, which expires in March 2020. The royalty rate is subject to adjustment to a rate consistent with other similarly situated licensees of our Remote Power Patent based on units of shipments of licensed products. In addition, D-Link paid us $100,000 upon signing the settlement agreement. In June 2009, based upon several licenses issued to third parties under our Special Licensing Program, we agreed in principle with D-Link to adjust the royalty rate to 1.7% of the sales price for Power Servicing Equipment (which includes Ethernet switches) and 2.0% of the sales price for Powered Devices (which includes wireless access points).

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

         Notwithstanding our license agreements, including those with D-Link, Microsemi and Netgear described above, there is no assurance that we will achieve significant royalty revenue from such licenses, that we will be able to achieve additional material license agreements with third parties relating to our Remote Power Patent or our other patents, or that such license arrangements will result in material revenue to us.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008

         We had revenue of $487,000 and $65,000 for the three months ended June 30, 2009 and 2008, respectively, which were related to the receipt of royalties from licensees of our Remote Power Patent. The increased revenue of $422,000 for the three months ended June 30, 2009 as compared to the three month period ended June 30, 2008 was due primarily to the $350,000 upfront payment from the settlement of our litigation with Netgear, Inc. and additional licensees of our Remote Power Patent.

         We had a cost of revenue of $64,000 and $4,000 for the three months ended June 30, 2009 and 2008, respectively, which increase of $62,000 was related to the payment of additional bonus compensation to our Chairman and Chief Executive Officer pursuant to his employment agreement, and contingent legal fees paid to Dovel & Luner, LLP, our patent litigation counsel.

         The gross profit increased $362,000 from $61,000 for the three months ended June 30, 2008 to $423,000 for the three months ended June 30, 2009. Such increased gross profit was the result of increased revenue for the three months ended June 30, 2009 due to the $350,000 payment from settlement of our litigation with Netgear, Inc. and additional licensees of our Remote Power Patent.

         General and administrative expenses include overhead expenses, and finance, accounting, legal and other professional services incurred by us. General and administrative expenses increased by $111,000, from $418,000 the three months ended June 30, 2008 to $529,000 for the three months ended June 30, 2009 due primarily to increased fees and expenses with respect to litigation involving our Remote Power Patent.

         We incurred an operating loss of ($297,000) for the three months ended June 30, 2009 compared with an operating loss of ($430,000) for the three months ended June 30, 2008. Included in the operating loss for the three months ended June 30, 2009 was $191,000 in charges relating to non-cash compensation expenses, primarily related to the issuance of options to our Chairman and Chief Executive Officer and the extension of expiration dates of options held by our Chairman and Chief Executive Officer in accordance with his new employment agreement, as compared to $73,000 for such non-cash compensation expenses for the three months ended June 30, 2008.

         No provision for or benefit from federal, state or local income taxes was recorded for the three months ended June 30, 2009 and June 30, 2008 because we incurred net operating losses and fully reserved our deferred tax assets as their future realization could not be determined.

         As a result of the foregoing, we incurred a net loss of $(297,000) for the three months ended June 30, 2009 compared with a net loss of $(402,000) for the three months ended June 30, 2008.

SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO SIX MONTHS ENDED JUNE 30, 2008

         We had revenue of $514,000 and $134,000 for the six months ended June 30, 2009 and 2008, respectively, which were related to the receipt of royalties from licensees of our Remote Power Patent. The revenue increase of $380,000 for the six months ended June 30, 2009 as compared to the six month period ended June 30, 2008 was due primarily to the $350,000 payment from the settlement of our litigation with Netgear, Inc.

         We had a cost of royalties of $65,000 and $7,000 for the six months ended June 30, 2009 and 2008, respectively, which increase of $58,000 was related to additional bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement, and contingent legal fees paid to Dovel & Luner, our patent litigation counsel.

         The gross profit for the six months ended June 30, 2009 increased $322,000 from $127,000 for the six months ended June 30, 2008 to $449,000 for the six months ended June 30, 2009. Such increased gross profit was the result of increased revenue for the six months ended June 30, 2009 due primarily to the $350,000 upfront payment from settlement of our litigation with Netgear, Inc.

         General and administrative expenses include overhead expenses, and finance, accounting, legal and other professional services incurred by us. General and administrative expenses increased by $196,000 from $770,000 for the six months ended June 30, 2008 to $966,000 for the six months ended June 30, 2009 due primarily to increased fees and expenses from our patent litigation.

         We incurred an operating loss of ($1,263,000) for the six months ended June 30, 2009 compared with an operating loss of ($789,000) for the six months ended June 30, 2008. Included in the operating loss for the six months ended June 30, 2008 was $746,000 in charges relating to non-cash compensation expenses primarily related to the adjustment of exercise prices for outstanding options and warrants (see Note A[3] to our financial statements included in this quarterly report) as compared to $146,000 for such non-cash compensation expenses for the six months ended June 30, 2008. These losses were offset by interest earned of only $1,000 for the six months ended June 30, 2009, compared with $68,000 for the six months ended June 30, 2008.

         No provision for or benefit from federal, state or local income taxes was recorded for six months ended June 30, 2009 and June 30, 2008 because we incurred net operating losses and fully reserved our deferred tax assets as their future realization could not be determined.

         As a result of the foregoing, we incurred a net loss of $(1,262,000) for the six months ended June 30, 2009 compared with a net loss of $(721,000) for the six months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations primarily from the sale of equity securities and royalty revenue from licensing our Remote Power Patent. We anticipate, based on currently proposed plans and assumptions, relating to our operations, that our cash and cash equivalents of approximately $3,869,000 as of June 30, 2009 will more likely than not be sufficient to satisfy our operations and capital requirements until at least December 31, 2010. There can be no assurance, however, that such funds will not be expended prior thereto. In the event our plans change, or our assumptions change, or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), we may have insufficient funds to support our operations prior to December 31, 2010 Our inability to consummate additional material licensing arrangements with respect to our Remote Power Patent and generate revenues therefrom, achieve a material increase in revenue from our existing licenses or obtain additional financing when needed, would have a material adverse effect on our company, requiring us to curtail or cease operations. In addition, any equity financing may involve substantial dilution to our current stockholders.

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



ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this review, these officers concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



                           PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

Pending Litigation Against Major Data Networking Equipment Manufacturers

In February 2008, we commenced litigation against eight major data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent. The complaint named as defendants Cisco Systems, Inc., Cisco Linksys, LLC, Enterasys Networks, Inc., 3COM Corporation, Inc., Extreme Networks, Inc., Foundry Networks, Inc., Netgear, Inc. and Adtran, Inc. We seek injunctive relief and monetary damages for infringement based upon reasonable royalties as well as treble damages for the defendants' continued willful infringement of our Remote Power Patent. The defendants, in their answers to our complaint, asserted that they do not infringe any valid claim of our Remote Power Patent, and further asserted that, based on several different theories, the patent claims are invalid or unenforceable. In addition to these defenses, the defendants also asserted counterclaims for, among other things, non-infringement, invalidity, and unenforceability of our Remote Power Patent. A Markman hearing, a hearing on claim construction of our Remote Power Patent, is scheduled for December, 2009 and a trial date has been set for July, 2010. In the event that the Court determines that our Remote Power Patent is not valid or enforceable, and/or that the defendants do not infringe, any such determination would have a material adverse effect on our company.

On May 29, 2009 we announced that we had agreed to settle this litigation with respect to Netgear, Inc. ("Netgear"). As part of the settlement and under our Special Licensing Program, Netgear entered into a license agreement with us for our Remote Power Patent and we agreed that all claims and counterclaims involving Netgear in the litigation would be dismissed with prejudice. Under the terms of the license, Netgear will license the Remote Power Patent for its full term (which expires in March 2020), and pay quarterly royalties (beginning as of April 1, 2009) based on its sales of Power over Ethernet products, including those Power over Ethernet products which comply with the Institute of Electrical and Electronic Engineers 802.3af and 802.3at Standards. Licensed products include Netgear's Power over Ethernet enabled switches and wireless access points. The royalty rates included in the license are 1.7% of the sales price of Power Sourcing Equipment, which includes Ethernet switches, and 2% of the sales price of Powered Devices, which includes wireless access points. The royalty rates are subject to adjustment, under certain circumstances, if we grant a license to other licensees with lower royalty rates and Netgear is able to and agrees to assume all material terms and conditions of such other license. In addition, Netgear paid us $350,000 with respect to the settlement.

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

In August 2007, we finalized the settlement of our patent infringement litigation against D-Link. Under the terms of the settlement, D-Link entered into a license agreement for our Remote Power Patent the terms of which include monthly royalty payments of 3.25% (subject to adjustment as noted below) of the net sales of D-Link Power over Ethernet products, including those products which comply with the IEEE 802.3af and 802.3at Standards, for the full term of our Remote Power Patent, which expires in March 2020. In addition, D-Link paid us $100,000 upon signing of the Settlement Agreement. The royalty rate is subject to adjustment to a rate consistent with other similarly situated licensees of our Remote Power Patent based on units of shipments of licensed products. In June 2009, based upon several licenses issued to third parties under our Special Licensing Program, we agreed in principle with D-Link to adjust the royalty rate to 1.7% of the sales price for Power Servicing Equipment (which includes Ethernet switches) and 2.0% of the sales price for Powered Devices (which includes wireless access points).

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

Our Annual Report on Form 10-K for the year ended December 31, 2008 includes a detailed discussion of our risk factors and should be carefully considered by investors. There were no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 except as otherwise disclosed in this Quarterly Report on Form 10-Q.


ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None, except as previously reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2009.


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


DATE:  AUGUST 13, 2009