Form 10-Q
period 2009-09-30
NETWORK 1 SECURITY SOLUTIONS INC
filed 2009-11-12
CIK 1065078

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes [_]    No [X]

The number of shares of Common Stock, $.01 par value per share, outstanding as of November 12, 2009 was 24,135,557.

================================================================================

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                       NETWORK-1 SECURITY SOLUTIONS, INC.

                                      INDEX

                                                                        Page No.

PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS
           Condensed Balance Sheets as of September 30, 2009 (unaudited) and
           December 31,2008................................................... 3

           Condensed Statements of Operations for the three and nine months ended June 30,2009 and 2008 (unaudited)............................ 4

           Condensed Statements of Cash Flows for the nine months ended
           September 30,2009 and 2008 (unaudited)............................. 5

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

Item 1A.   Risk Factors.......................................................22

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds........22

Item 3.    Defaults Upon Senior Securities....................................22

Item 4.    Submission of Matters to a Vote of Security Holders................22

Item 5.    Other Information..................................................22

Item 6.    Exhibits...........................................................22


SIGNATURES ...................................................................23

PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                       NETWORK-1 SECURITY SOLUTIONS, INC.

                            CONDENSED BALANCE SHEETS
                                    UNAUDITED

                                                                                    September 30,     DECEMBER 31,
                                                                                        2009              2008
                                                                                    ------------      ------------
                                   (UNAUDITED)
ASSETS:

Current assets:
   Cash and cash equivalents                                                        $  3,450,000      $  4,484,000
   Royalty and Interest Receivable                                                       121,000            78,000
   Other current assets                                                                   11,000            71,000
                                                                                    ------------      ------------

        Total current assets                                                           3,582,000         4,633,000

Security Deposits                                                                          6,000             6,000
Patents                                                                                   93,000           100,000
                                                                                    ------------      ------------

                                                                                    $  3,681,000      $  4,739,000
                                                                                    ============      ============


LIABILITIES:

Current liabilities:
   Accounts payable                                                                 $    128,000      $     86,000
   Accrued expenses and other current liabilities                                         70,000           251,000
                                                                                    ------------      ------------

        Total current liabilities                                                        198,000           337,000
                                                                                    ------------      ------------


Commitments and contingencies

STOCKHOLDERS' EQUITY
--------------------

Common stock - $0.01 par value; authorized 50,000,000 shares; 24,135,557 shares issued and outstanding at September 30, 2009 and
   December 31, 2008                                                                     241,000           241,000

Additional paid-in capital                                                            55,853,000        55,056,000
Accumulated deficit                                                                  (52,611,000)      (50,895,000)
                                                                                    ------------      ------------

                                                                                       3,483,000         4,402,000
                                                                                    ------------      ------------
                                                                                    $  3,681,000      $  4,739,000
                                                                                    ============      ============

See notes to condensed financial statements

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                       SEPTEMBER 30,                        SEPTEMBER 30,
                                               ------------------------------      ------------------------------
                                                   2009              2008              2009              2008
                                               ------------      ------------      ------------      ------------
Royalty Revenue                                $    141,000      $    106,000      $    655,000      $    240,000
Cost of Revenue                                       4,000             5,000            69,000            12,000
                                               ------------      ------------      ------------      ------------
         Gross Profit                               137,000           101,000           586,000           228,000
                                               ------------      ------------      ------------      ------------

Operating expenses:
         General and administrative                 542,000           439,000         1,505,000         1,209,000
         Non Cash Compensation                       51,000            70,000           797,000           216,000
                                               ------------      ------------      ------------      ------------
Total Operating Expense                        $    593,000      $    509,000         2,302,000         1,425,000
                                               ------------      ------------      ------------      ------------


LOSS BEFORE INTEREST INCOME                        (456,000)         (408,000)       (1,716,000)       (1,197,000)
Interest income (expense) - net                      (1,000)           25,000                 0            93,000
                                               ------------      ------------      ------------      ------------

Net Loss                                       $   (457,000)     $   (383,000)     $ (1,716,000)     $ (1,104,000)
                                               ============      ============      ============      ============



LOSS PER COMMON SHARE: BASIC AND DILUTED       $      (0.02)     $      (0.02)     $      (0.07)     $       (.05)
                                               ============      ============      ============      ============



WEIGHTED AVERAGE SHARES: BASIC AND DILUTED       24,135,557        24,135,557        24,135,557        24,135,557
                                               ============      ============      ============      ============


See notes to condensed financial statements

                       NETWORK-1 SECURITY SOLUTIONS, INC.
                        CONDENSED STATEMENTS OF CASH FLOW
                                    UNAUDITED



                                                                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                           ------------------------------
                                                               2009              2008
                                                           ------------      ------------
Cash flows from operating activities:
 Net loss                                                  $ (1,716,000)     $ (1,104,000)
 Adjustments to reconcile net loss to net cash used in
 operating activities:
    Depreciation and amortization                                 7,000             5,000

    Non Cash Compensation                                       797,000           216,000
    Changes in:
       Prepaid expenses and other current assets                 17,000            18,000
       Capitalized Patent Costs                                      __           (32,000)
       Accounts payable, accrued expenses and other
         current liabilities                                   (139,000)         (243,000)
                                                           ------------      ------------


          Net cash used in operating activities              (1,034,000)       (1,140,000)
                                                           ------------      ------------

Cash Flows from Investing Activities                               --                --


Cash Flows from Financing Activities                               --                --


NET INCREASES (DECREASE) IN CASH AND CASH EQUIVALENTS        (1,034,000)       (1,140,000)
Cash and cash equivalents, beginning of period                4,484,000         5,928,000
                                                           ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $  3,450,000      $  4,788,000
                                                           ============      ============

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the periods for:
              Interest                                     $      2,000      $      2,000
              Taxes                                        $       --        $       --





See notes to condensed financial statements

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] BASIS OF PRESENTATION:

The accompanying condensed financial statements as of September 30, 2009 and for the three and nine month periods ended September 30, 2009 and September 30, 2008 are unaudited, but in the opinion of the management of Network-1 Security Solutions, Inc. (the "Company") contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 2009, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2009 and September 30, 2008. The condensed financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results of operations to be expected for the full year.

[2] BUSINESS:

(a) The principal business of the Company is the acquisition, development, licensing and protection of its intellectual property. The Company presently owns six patents (the "Patent Portfolio") covering various telecommunications and data networking technologies including, among others, patents covering the delivery of power over Ethernet cable for the purpose of remotely powering network devices, and the transmission of audio, video and data over computer and telephony networks. The Company's strategy is to pursue licensing and strategic business alliances with companies in the industries that manufacture and sell products that make use of the technologies underlying its patents as well as with other users of the technology who benefit directly from the technology including corporate, educational and governmental entities. To date, the Company's efforts with respect to its Patent Portfolio have focused on licensing its Remote Power Patent (U.S. Patent No. 6,218,930). As of September 30, 2009, the Company had entered into 6 license agreements with respect to its Remote Power Patent which, among others, included license agreements with D-Link (See Note D[2]), Microsemi Corporation (See Note D[3]) and Netgear, Inc. (See Note D[1]. The Company may seek to acquire additional patents in the future.

(b) As reflected in the accompanying financial statements, the Company has incurred substantial losses and has experienced net cash outflows from operations for the year ended December 31, 2008 and the three and nine month period ended September 30, 2009. For the year ended December 31, 2008 and the three and nine month period ended September 30, 2009, the Company had revenue $349,000, $141,000 and $655,000, respectively. The Company will continue to have operating losses for the foreseeable future until it is successful in licensing its patented technologies. The Company has been dependent upon equity financing to fund its operations. The Company had cash and cash equivalents of $3,450,000 as of September 30, 2009. The Company believes its current cash position will more likely than not be sufficient to satisfy the Company's operations and capital requirements until at least December 31, 2010, although there can be no assurance that such funds will not be expended prior thereto.


[3] STOCK-BASED COMPENSATION:

On January 2, 2008, the Company granted the following options: (i) a 5 year option to purchase an aggregate of 150,000 shares of common stock, at an exercise price of $1.45 per share, to its 3 outside directors, 75,000 shares of which vested on grant and 75,000 shares vested over one year in equal monthly installments, and (ii) a 5 year option to purchase 100,000 shares of common stock, at an exercise price of $1.45 per share, granted to a consultant, which vests over a 5 year period in equal monthly installments. During the nine month period ended September 30, 2008, the Company recorded non-cash compensation expense of $24,000 for these options based on the Black-Scholes option-pricing model.

On February 15, 2008, the Company granted to another consultant a 5 year option to purchase 50,000 shares of common stock, at an exercise price of $1.42 per share, which option vested on a quarterly basis over a two year period. Also on February 15, 2008, the Company granted to a new advisory board member an option to purchase 17,500 shares of common stock, at an exercise price of $1.32 per share, which option vested on a quarterly basis over a year period. The Company recorded non-cash compensation expense of $18,000 for these options based on the Black-Scholes option-pricing model for the nine month period ended September 30, 2008.

On February 28, 2008 the Company granted an additional 5 year option to its Chairman and CEO to purchase 375,000 shares of common stock, at an exercise price of $1.32 per share, pursuant to his employment agreement. These options vested in equal quarterly amounts of 93,750 shares beginning March 31, 2008 through December 31, 2008. The Company recognized non-cash compensation expense of $96,000 for these options during the nine months ended September, 2008. In addition, during the nine month period ended September 30, 2009 the Company recorded non-cash compensation expense of $12,000 for the vested portion of options granted to a consultant prior to January 1, 2008.

On December 18, 2008, the Company granted a 5 year option to its Chief Financial Officer to purchase 100,000 shares of common stock, at an exercise price of $0.54 per share, pursuant to a new agreement pursuant to which the Chief Financial Officer continued to provide services to the Company. The options vested 40,000 shares on the date of grant and the balance of 60,000 shares in equal quarterly amounts of 7,500 shares beginning March 31, 2009 through December 31, 2010. The Company recorded non-cash compensation of $6,000 for the vested portion of these options for the nine month period ended September 30, 2009.

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

On June 8, 2009, as part of the terms of the Company's new employment agreement with its Chairman and Chief Executive Officer, the Board of Directors of the Company issued to the Company's Chairman and Chief Executive Officer a ten-year option to purchase 750,000 shares of the Company's common stock at an exercise price of $0.83 per share. The options vest in equal quarterly amounts of 62,500 shares beginning June 30, 2009 through March 31, 2012, subject to accelerated vesting upon a change of control (See Note C). During the nine months ended September 30, 2009 the Company recognized non-cash compensation expense of $74,000 for these options based on the Black-Scholes option-pricing model.

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

The fair value of each Company option grant on the date of grant is estimated using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

                                                NINE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------

                                                   2009                2008
                                               ------------       -------------
       Risk-free interest rates                2.54 - 2.95        2.73% - 3.28%
       Expected option life in years           5 - 10 yrs.            5 yrs.
       Expected stock price volatility           62.04%           37.32 - 39.35%
       Expected dividend yield                    -0-                  -0-

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

[5] LOSS PER SHARE:

Basic net loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. Potential shares of 12,868,082 and 12,041,537 at September 30, 2009 and 2008, respectively, are anti-dilutive, and are not included in the calculation of diluted loss per share. Such potential common shares reflect outstanding options and warrants.

[6] CASH EQUIVALENTS:

The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). At September 30, 2009, the Company maintained cash balance of $ -0- in excess of FDIC limits.

NOTE B - COMMITMENTS AND CONTINGENCIES

[1] Services Agreement:

On November 30, 2004, the Company entered into a master services agreement (the "Agreement") with ThinkFire Services USA, Ltd. ("ThinkFire") pursuant to which ThinkFire has been granted the exclusive worldwide rights (except for direct efforts by the Company and related companies) to negotiate license agreements for the Remote Power Patent with respect to certain designated licensees agreed to between the parties. Either the Company or ThinkFire can terminate the Agreement upon 60 days' notice for any reason or upon 30 days' notice in the event of a material breach. The Company has agreed to pay ThinkFire a fee ranging from 5% to 20% of the royalty payments received from license agreements consummated by ThinkFire on its behalf after the Company recovers its litigation related expenses.

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

[3] LEGAL FEES:

Dovel & Luner, LLP provides legal services to the Company with respect to the litigation commenced in February 2008 against several major data networking equipment manufacturers (See Note D[1]). The terms of the Company's agreement with Dovel & Luner, LLP provide for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of up to 24% depending upon when an outcome is achieved. During the nine months ended September 30, 2009, the Company paid Dovel & Luner, LLP cash legal fees of $360,000 and contingency fees of approximately $36,000.

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

NOTE C - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

On June 8, 2009, the Company entered into a new Employment Agreement with Corey
M. Horowitz pursuant to which he continues to serve as Chairman and Chief Executive Officer for a three year term at an annual base salary of $375,000 (retroactive to April 1, 2009) for the first year, increasing by 5% on each of April 1, 2010 and April 1, 2011. He also receives a cash bonus of no less than $150,000 on an annual calendar year basis (beginning with the year ended December 31, 2009) no later than January 15 of the following year, for the three year term of the agreement. In connection with the Agreement, Mr. Horowitz was issued a ten (10) year option to purchase 750,000 shares of the Company's common stock at an exercise price of 0.83 per share, which vests in equal quarterly amounts of 62,500 shares beginning June 30, 2009 through March 31, 2012, subject to acceleration upon a change of control. Mr. Horowitz shall forfeit the balance of unvested shares of the option if his employment has been terminated "For Cause" (as defined) by the Company or without Good Reason (as defined) by Mr. Horowitz. In addition to the aforementioned option grant, the Company extended for an additional five (5) years the expiration dates of all options (an aggregate of 417,500 shares) expiring in the calendar year 2009 owned by Mr. Horowitz.

Under the terms of the Agreement, Mr. Horowitz is also to receive additional bonus compensation in an amount equal to 5% of the Company's royalties or other payments (exclusive of proceeds from the sale of the Company's patents which is covered below) with respect to the Company's Remote Power Patent and 12.5% of the Company's royalties and other payments with respect to the Company's other patents besides the Remote Power Patent (the "Additional Patents") (all before deduction of payments to third parties including, but not limited to, legal fees and expenses and third party license fees) actually received from licensing its patented technologies (including patents owned as of the date of the Agreement and acquired or licensed on an exclusive basis during the period in which Mr. Horowitz continues to serve as an executive officer of the Company) (the "Royalty Bonus Compensation"). In addition, during the term of his employment, Mr. Horowitz shall also be entitled to additional bonus compensation equal to
(i) 5% of the gross proceeds from the sale of the Company's Remote Power Patent and 12.5% of the gross proceeds from the sale of the Additional Patents, and (ii) 5% of the gross proceeds from the merger of the Company with or into another entity. The Royalty Bonus Compensation shall continue to be paid to Mr. Horowitz for the life of each of the Company's patents with respect to licenses entered into with third parties during Mr. Horowitz's term of employment or at anytime thereafter, whether Mr. Horowitz is employed by the Company or not; provided, that, Mr. Horowitz's employment has not been terminated by the Company "For Cause" (as defined) or terminated by Mr. Horowitz without "Good Reason" (as defined). In the event that Mr. Horowitz's employment is terminated by the Company "Other Than For Cause" (as defined) or by Mr. Horowitz for "Good Reason" (as defined), Mr. Horowitz shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) the minimum annual bonus of $150,000 and (iii) accelerated vesting of all unvested options and warrants. In connection with the Agreement, Mr. Horowitz has agreed not to compete with the Company as follows: (i) during the term of the agreement and for a period of 12 months thereafter if his employment is terminated "Other Than For Cause" (as defined) provided he is paid his 12 month base salary severance amount and (ii) for a period of two years from the termination date, if terminated "For Cause" by the Company or "Without Good Reason" by Mr. Horowitz.

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

In May 2009 the Company settled the above referenced litigation with respect to Netgear, Inc. ("Netgear"). As part of the settlement and under the Company's Special Licensing Program, Netgear entered into a license agreement with the Company for the Remote Power Patent, effective April 1, 2009. Under the terms of the license, Netgear licenses the Remote Power Patent from the Company for its full term which expires in March 2020, and pays quarterly royalties (beginning as of April 1, 2009) based on its sales of Power over Ethernet products, including those PoE products which comply with the Institute of Electrical and Electronic Engineers 802.3af and 802.3at Standards. Licensed products include Netgear's Power over Ethernet enabled switches and wireless access points. The royalty rates included in the license are 1.7% of the sales price of Power Sourcing Equipment, which includes Ethernet switches, and 2% of the sales price of Powered

Devices, which includes wireless access points. The royalty rates are subject to adjustment, under certain circumstances, if the Company grants a license to other licensees with lower royalty rates and Netgear is able to and agrees to assume all material terms and conditions of such other license. In addition, Netgear paid the Company $350,000 upon the signing of the license agreement.

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

In August 2007, the Company finalized the settlement of the D-Link Litigation (see below). Under the terms of the settlement, D-Link entered into a license agreement for the Company's Remote Power Patent the terms of which include monthly royalty payments of 3.25% (subject to adjustment as noted below) of the net sales of D-Link Power over Ethernet products, including those products which comply with the IEEE 802.3af and 802.3at Standards, for the full term of the Remote Power Patent, which expires in March 2020. In addition, D-Link paid the Company $100,000 upon signing of the Settlement Agreement. The royalty rate is subject to adjustment to a rate consistent with other similarly situated licensees of the Remote Power Patent based on units of shipments of licensed products. In June 2009, based upon several licenses issued to third parties under the Company's Special Licensing Program, the Company agreed with D-Link to adjust the royalty rate to 1.7% of the sales price for Power Servicing Equipment (which includes Ethernet switches) and 2.0% of the sales price for Powered Devices (which includes wireless access points).

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

     To date, our efforts with respect to our Patent Portfolio have focused on licensing our patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the "Remote Power Patent"). As of September 30, 2009, we had entered into 6 license agreements with respect to our Remote Power Patent which, among others, included license agreements with D-Link, Microsemi Corporation and Netgear, Inc. (See Note [D] to our financial statements included as part of this quarterly report). We may seek to acquire additional patents in the future.

     To date we have incurred significant losses and at September 30, 2009 had an accumulated deficit of $(52,611,000). For the year ended December 31, 2008 and for the three and nine months ended September 30, 2009, we incurred net losses of $(1,618,000), $(457,000) and $(1,716,000), respectively. We anticipate that we will continue to incur losses until we enter into additional license agreements with respect to our patented technologies or achieve material additional revenue from our existing license agreements. We achieved revenue of $349,000 for the year ended December 31, 2008 and $655,000 for the nine months ended September 30, 2009 with respect to royalties pertaining to our Remote Power Patent. Our inability to consummate additional material license agreements or achieve material additional revenue from our existing license agreements would have a material adverse effect on our operations.

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

     On May 29, 2009 we announced that we had agreed to settle the above referenced litigation with respect to Netgear, Inc. ("Netgear"). As part of the settlement and under our Special Licensing Program, Netgear entered into a license agreement with us for our Remote Power Patent. Under the terms of the license, Netgear licenses the Remote Power Patent from us for its full term (which expires in March 2020), and pays quarterly royalties (beginning as of April 1, 2009) based on its sales of Power over Ethernet products, including those Power over Ethernet products which comply with the Institute of Electrical and Electronic Engineers 802.3af and 802.3at Standards. Licensed products include Netgear's Power over Ethernet enabled switches and wireless access points. The royalty rates included in the license are 1.7% of the sales price of Power Sourcing Equipment, which includes Ethernet switches, and 2% of the sales price of Powered Devices, which includes wireless access points. The royalty rates are subject to adjustment, under certain circumstances, if we grant a license to other licensees with lower royalty rates and Netgear is able to and agrees to assume all material terms and conditions of the other license. In addition, Netgear made a payment to us of $350,000 with respect to the settlement.

     In August 2007 we finalized the settlement of our patent litigation against D-Link in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent (U.S. Patent No. 6,218,930). Under the terms of the settlement, D-Link licenses our Remote Power Patent the terms of which include monthly royalty payments of 3.25% (as adjusted as noted below) of the net sales of D-Link branded Power over Ethernet products, including those products which comply with the IEEE 802.3af and 802.3at Standards, for the full life of our Remote Power Patent, which expires in March 2020. The royalty rate is subject to adjustment to a rate consistent with other similarly situated licensees of our Remote Power Patent based on units of shipments of licensed products. In addition, D-Link paid us $100,000 upon signing the settlement agreement. In June 2009, based upon several licenses issued to third parties under our Special Licensing Program, we agreed with D-Link to adjust the royalty rate to 1.7% of the sales price for Power Servicing Equipment (which includes Ethernet switches) and 2.0% of the sales price for Powered Devices (which includes wireless access points).

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

     We had revenue of $141,000 and $106,000 for the three months ended September 30, 2009 and 2008, respectively, which were related to the receipt of royalties from licensees of our Remote Power Patent. The increased revenue of $35,000 for the three months ended September 30, 2009 as compared to the three month period ended September 30, 2008 was due primarily to additional licensees of our Remote Power Patent and increased royalties from our licensees.

     We had a cost of revenue of $4,000 and $5,000 for the three months ended September 30, 2009 and 2008.

     The gross profit increased $36,000 from $101,000 for the three months ended September 30, 2008 to $137,000 for the three months ended September 30, 2009. Such increased gross profit was the result of increased licensing revenue for the three months ended September 30, 2009.

     General and administrative expenses include overhead expenses, and finance, accounting, legal and other professional services incurred by us. General and administrative expenses increased by $103,000, from $439,000 the three months ended September 30, 2008 to $542,000 for the three months ended September 30, 2009 due primarily to increased fees and expenses with respect to litigation involving our Remote Power Patent.

     We incurred an operating loss of ($456,000) for the three months ended September 30, 2009 compared with an operating loss of ($408,000) for the three months ended September 30,

2008. Included in the operating loss for the three months ended September 30, 2009 was $51,000 in charges relating to non-cash compensation expenses, as compared to $70,000 for such non-cash compensation expenses for the three months ended September 30, 2008.

     No provision for or benefit from federal, state or local income taxes was recorded for the three months ended September 30, 2009 and September 30, 2008 because we incurred net operating losses and fully reserved our deferred tax assets as their future realization could not be determined.

     As a result of the foregoing, we incurred a net loss of $(457,000) for the three months ended September 30, 2009 compared with a net loss of $(383,000) for the three months ended September 30, 2008.

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008

     We had revenue of $655,000 and $240,000 for the nine months ended September 30, 2009 and 2008, respectively, which were related to the receipt of royalties from licensees of our Remote Power Patent. The revenue increase of $415,000 for the nine months ended September 30, 2009 as compared to the nine month period ended September 30, 2008 was due primarily to the $350,000 payment from the settlement of our litigation with Netgear, Inc., as well as additional royalties from our licensees.

     We had a cost of royalties of $69,000 and $12,000 for the nine months ended September 30, 2009 and 2008, respectively, which increase of $57,000 was related to additional bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement, and contingent legal fees paid to Dovel & Luner, our patent litigation counsel.

     The gross profit for the nine months ended September 30, 2009 increased $358,000 from $228,000 for the nine months ended September 30, 2008 to $586,000 for the nine months ended September 30, 2009. Such increased gross profit was the result of increased revenue for the nine months ended September 30, 2009 due primarily to the $350,000 upfront payment from settlement of our litigation with Netgear, Inc., as well as additional royalties from our licensees.

     General and administrative expenses include overhead expenses, and finance, accounting, legal and other professional services incurred by us. General and administrative expenses increased by $296,000 from $1,209,000 for the nine months ended September 30, 2008 to $1,505,000 for the nine months ended September 30, 2009 due primarily to increased fees and expenses from our patent litigation.

     We incurred an operating loss of ($1,716,000) for the nine months ended September 30, 2009 compared with an operating loss of ($1,197,000) for the nine months ended September 30, 2008. Included in the operating loss for the nine months ended September 30, 2009 was $797,000 in charges relating to non-cash compensation expenses primarily related to the adjustment of exercise prices for outstanding options and warrants (see Note A[3] to our financial statements included in this quarterly report) as compared to $216,000 for such non-cash compensation expenses for nine months ended September 30, 2008.

     No provision for or benefit from federal, state or local income taxes was recorded for nine months ended September 30, 2009 and September 30, 2008 because we incurred net operating losses and fully reserved our deferred tax assets as their future realization could not be determined.

     As a result of the foregoing, we incurred a net loss of $(1,716,000) for the nine months ended September 30, 2009 compared with a net loss of $(1,104,000) for the nine months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations primarily from the sale of equity securities and royalty revenue from licensing our Remote Power Patent. We anticipate, based on currently proposed plans and assumptions, relating to our operations, that our cash and cash equivalents of approximately $3,450,000 as of September 30, 2009 will more likely than not be sufficient to satisfy our operations and capital requirements until at least December 31, 2010. There can be no assurance, however, that such funds will not be expended prior thereto. In the event our plans change, or our assumptions change, or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), we may have insufficient funds to support our operations prior to December 31, 2010 Our inability to consummate additional material licensing arrangements with respect to our Remote Power Patent and generate revenues therefrom, achieve a material increase in revenue from our existing licenses or obtain additional financing when needed, would have a material adverse effect on our company, requiring us to curtail or cease operations. In addition, any equity financing may involve substantial dilution to our current stockholders.

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

(b) Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 29, 2009 we announced that we had agreed to settle the above referenced litigation with respect to Netgear, Inc. ("Netgear"). As part of the settlement and under our Special Licensing Program, Netgear entered into a license agreement with us for our Remote Power Patent and we agreed that all claims and counterclaims involving Netgear in the litigation would be dismissed with prejudice. Under the terms of the license, Netgear licenses the Remote Power Patent from us for its full term (which expires in March 2020), and pays quarterly royalties (beginning as of April 1, 2009) based on its sales of Power over Ethernet products, including those Power over Ethernet products which comply with the Institute of Electrical and Electronic Engineers 802.3af and 802.3at Standards. Licensed products include Netgear's Power over Ethernet enabled switches and wireless access points. The royalty rates included in the license are 1.7% of the sales price of Power Sourcing Equipment, which includes Ethernet switches, and 2% of the sales price of Powered Devices, which includes wireless access points. The royalty rates are subject to adjustment, under certain circumstances, if we grant a license to other licensees with lower royalty rates and Netgear is able to and agrees to assume all material terms and conditions of such other license. In addition, Netgear made a payment of $350,000 to us with respect to the settlement.

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

In August 2007, we finalized the settlement of our patent infringement litigation against D-Link. Under the terms of the settlement, D-Link entered into a license agreement for our Remote Power Patent the terms of which include monthly royalty payments of 3.25% (subject to adjustment as noted below) of the net sales of D-Link Power over Ethernet products, including those products which comply with the IEEE 802.3af and 802.3at Standards, for the full term of our Remote Power Patent, which expires in March 2020. In addition, D-Link paid us $100,000 upon signing of the Settlement Agreement. The royalty rate is subject to adjustment to a rate consistent with other similarly situated licensees of our Remote Power Patent based on units of shipments of licensed products. In June 2009, based upon several licenses issued to third parties under our Special Licensing Program, we agreed with D-Link to adjust the royalty rate to 1.7% of the sales price for Power Servicing Equipment (which includes Ethernet switches) and 2.0% of the sales price for Powered Devices (which includes wireless access points).

Microsemi - PowerDsine Settlement

On November 16, 2005, we entered into a Settlement Agreement with PowerDsine, Inc. and PowerDsine Ltd. (collectively, "PowerDsine") which dismissed, with prejudice, patent litigation brought by PowerDsine against us in March 2004 in the United States District Court for the Southern District of New York that sought a declaratory judgment that our Remote Power Patent was invalid and not infringed by PowerDsine and/or its customers. Under the terms of the Settlement Agreement, we agreed that, under certain circumstances, we will not initiate litigation against PowerDsine for its sale of Power over Ethernet (PoE) integrated circuits. In addition, we agreed that we will not seek damages for infringement from customers that incorporate PowerDsine integrated circuit products in PoE capable Ethernet switches manufactured on or before April 30, 2006. PowerDsine has agreed that it will not initiate, assist or cooperate in any legal action relating to the Remote Power Patent. In June 2008 we entered into a new agreement with Microsemi Corp-Analog Mixed Signal Group Ltd ("Microsemi Analog"), previously PowerDsine Ltd, a subsidiary of Microsemi Corporation ("Microsemi"), a leading manufacturer of high performance analog mixed-signal integrated circuits and high reliability semiconductors, which, among other things, amended the prior Settlement Agreement entered into between the parties in November 2005. As part of our Special Licensing

Program and our agreement with Microsemi Analog entered into in June 2008, Microsemi entered into a license agreement, dated August 13, 2008, with us with respect to our Remote Power Patent. The license agreement provides that Microsemi is obligated to pay us quarterly royalty payments of 2% of the sales price for certain of Microsemi's Midspan PoE products for the full term of our Remote Power Patent (March 2020).


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







DATE:  November 12, 2009