Form 10-K
period 2009-12-31
NETWORK 1 SECURITY SOLUTIONS INC
filed 2010-04-09
CIK 1065078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________.

Commission File Number:   1-14896

NETWORK-1 SECURITY SOLUTIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-3027591
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification Number)

445 Park Avenue, Suite 1018
New York, New York 10022
(Address of Principal Executive Offices)

Registrant's telephone number, including area code:  (212) 829-5770

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, $.01 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [   ]

Indicate by check mark whether this registrant has submitted electronically and posted on its Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [   ]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]\

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," “accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]                                                                                                Accelerated filer[   ]

Non-accelerated filer   [   ]                                                                                                Smaller Reporting Company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ]   No [X]

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates computed by reference to the price at which the stock was last sold as of June 30, 2009 was approximately $16,238,700.

The number of shares outstanding of Registrant's common stock as of March 31, 2010 was 24,135,557.

NETWORK-1 SECURITY SOLUTIONS, INC.

2009 FORM 10-K

PART I

Forward-looking statements:

THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS ABOUT FUTURE EVENTS AND EXPECTATIONS WHICH ARE "FORWARD-LOOKING STATEMENTS." ANY STATEMENT IN THIS 10-K THAT IS NOT A STATEMENT OF HISTORICAL FACT MAY BE DEEMED TO BE A FORWARD-LOOKING STATEMENT. FORWARD-LOOKING STATEMENTS REPRESENT OUR JUDGMENT ABOUT THE FUTURE AND ARE NOT BASED ON HISTORICAL FACTS. STATEMENTS CONTAINING SUCH WORDS AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "INTEND," "COULD," "ESTIMATE," "CONTINUE" OR "PLAN" AND SIMILAR EXPRESSIONS OR VARIATIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS REFLECT THE CURRENT RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATED TO VARIOUS FACTORS IN THIS REPORT AND IN OTHER FILINGS MADE BY US WITH THE SEC. BASED UPON CHANGING CONDITIONS, SHOULD ANY ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, INCLUDING THOSE DISCUSSED AS “RISK FACTORS” IN ITEM 1A AND ELSEWHERE IN THIS REPORT, OR SHOULD ANY UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED IN THIS REPORT AS ANTICIPATED, BELIEVED, ESTIMATED OR INTENDED. WE UNDERTAKE NO OBLIGATION TO UPDATE, AND WE DO NOT HAVE A POLICY OF UPDATING OR REVISING, THESE FORWARD-LOOKING STATEMENTS.

ITEM 1. BUSINESS.

Overview

Our principal business is the acquisition, development, licensing and protection of our intellectual property.  We presently own six patents issued by the U.S. Patent Office that relate to various telecommunications and data networking technologies and include, among other things, patents covering the control of power delivery over local area networks (“LANs”) for the purpose of remotely powering network devices over Ethernet (“PoE”) networks and systems and methods for the transmission of audio, video and data over LANS in order to achieve higher quality of service (“QoS”).  Our strategy is to pursue licensing and strategic business alliances with companies in industries that manufacture and sell products that make use of the technologies underlying our intellectual property as well as with other users of the technologies who benefit directly from the technologies including corporate, educational and governmental entities.

To date, our efforts with respect to our intellectual property have focused on licensing our patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the “Remote Power Patent”).  As of March 31, 2010, we had entered six license agreements with respect to our Remote Power Patent which, among others, include license agreements with Microsemi Corporation, Netgear, Inc. and D-Link.  At least for the next twelve months, we do not presently anticipate licensing efforts for our other currently owned patents besides our Remote Power Patent.  We may seek to acquire additional patents in the future.  We continually review opportunities to acquire or license additional intellectual property for the purpose of pursuing licensing opportunities.

The Patents

Our intellectual property currently consists of the following patents:

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

In August 2008, we were issued European Patent No. 1086556 titled “Integrated Voice and Data Communications over a Local Area Network” which covers the same technology as covered by our U.S. QoS family of patents.  The Patent has issued in France, Germany, Spain, United Kingdom, Ireland and Canada.

Our future success is largely dependent upon our proprietary technologies, our ability to protect our intellectual property rights and consummate license agreements with respect to our intellectual property.  The complexity of patent and common law, combined with our limited resources, create risk that our efforts to protect our patents may not be successful.  We cannot be assured that our patents will be upheld, or that third parties will not invalidate our patents.  We face uncertainty as to the outcome of our litigation commenced in February 2008 against several major data networking equipment manufacturers pertaining to our Remote Power Patent.  (See Risk Factors “We face uncertainty as to the outcome of our litigation with major data networking equipment manufacturers”).

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

Additional Patents

We also own five (5) additional patents, besides our Remote Power Patent, covering various methodologies that provide for allocating bandwidth and establishing QoS for delay sensitive data, such as voice, on packet data networks.  QoS issues become important when data networks carry packets that contain audio and video which may require priority over data packets traveling over the same network.  Covered within these patents are also technologies that establish bi-directional communications control channels between network-connected devices in order to support advanced applications on traditional data networks.  We believe that potential licensees of the technologies contained in these patents would be vendors deploying applications that require the low latency transport of delay sensitive data such as video over data networks.

Network-1 Strategy

Our strategy is to capitalize on our intellectual property by entering into licensing arrangements with third parties including manufacturers and users that utilize our intellectual property’s proprietary technologies as well as any additional proprietary technologies covered by patents which may be acquired by us in the future.  We will also seek to enter into licensing arrangements with users of the proprietary technologies, including corporate, educational and governmental entities in those cases where the patent rights extend to the users of the technologies contained in manufactured products.

We do not anticipate manufacturing products utilizing our intellectual property or any of the proprietary technologies contained in our intellectual property. Accordingly, we do not anticipate establishing a manufacturing, sales or marketing infrastructure.  Consequently, we believe that our capital requirements will be less than the capital requirements for companies with such infrastructure requirements.

In connection with our activities relating to the protection of our intellectual property, it may be necessary to assert patent infringement claims against third parties that we believe are infringing our patents, as is the case with our litigation against eight major data networking equipment manufacturers (“Legal Proceedings – Pending Litigation Against Major Data Networking Equipment Manufacturers”) and as we previously asserted against D-Link (See “Legal Proceedings - D-Link Settlement”).

Licensing

To date we have entered into six license agreements with respect to our Remote Power Patent.  We believe that potential licensees include, among others, Wireless Local Area Networking (WLAN) equipment manufacturers, Local Area Networking (LAN) equipment manufacturers, Voice Over IP Telephony (VOIP) equipment manufacturers, and network camera manufacturers.  In addition, we believe that additional potential licensees include users of the equipment embodying the PoE technology covered by our Remote Power Patent, including corporate, educational and federal, state and local government users, as we believe that they are significant beneficiaries of the technologies covered by our Remote Power Patent.

ThinkFire Agreement

On November 30, 2004, we entered into a Master Services Agreement (the “Agreement”) with ThinkFire Services USA, Ltd. (“ThinkFire”) pursuant to which ThinkFire has been granted the exclusive (except for direct efforts by us and related companies) worldwide rights to negotiate license agreements for our Remote Power Patent with respect to certain potential licensees agreed to between the parties.  Either we or ThinkFire may terminate the Agreement upon 60 days’ notice for any reason or upon 30 days’ notice in the event of a material breach.  We have agreed to pay ThinkFire a fee not to exceed 20% of the royalty payments received from license agreements consummated by ThinkFire on our behalf after we recover our expenses.

Licensing Program

As of March 31, 2010, we had transmitted letters to approximately 250  companies offering licenses to our Remote Power Patent.  In addition, in September 2005 we initiated an industry-wide Power Up Licensing program that offered licenses for our Remote Power Patent to “early adopters” that included royalty rates and related fees at a discount from our standard royalty rates and fees for a limited time period.  The Power Up licensing program continued until May 2007.  No licenses were granted under the Power Up licensing program.

On June 25, 2008, we announced the introduction of a Special Licensing Program for our Remote Power Patent.  We entered into 3 license agreements as part of our Special Licensing Program.  Our Special Licensing Program was of limited duration (through December 31, 2008) and was implemented on an industry-wide basis to offer discounted running royalty rates and exceptions to our standard licensing terms and conditions for our Remote Power Patent to vendors of finished products that comply with the PoE Standard, including equipment defined in the PoE Standard as Power Sourcing Equipment (PSE) and Powered Devices (PD).  The Special Licensing Program was available to all vendors of PoE equipment including those companies that are defendants in our pending patent litigation against eight major data networking equipment manufacturers.  Our agreement with Microsemi Corp. - Analog Mixed Signal Group Ltd. (“Microsemi”), dated June 17, 2008, among other things, enabled Microsemi to assist its customers’ evaluation of our Remote Power Patent and the terms being made available to vendors of PoE equipment pursuant to our Special Licensing Program.

Microsemi License

In August 2008, as part of our Special Licensing Program and our agreement with Microsemi Corp-Analog Mixed Signal Group Ltd. (“Microsemi-Analog”), previously PowerDsine Ltd, entered into in June 2008, Microsemi Corporation (“Microsemi”), the parent company of Microsemi-Analog, entered into a license agreement with us with respect to our Remote Power Patent.  The license agreement provides that Microsemi is obligated to pay us quarterly royalty payments of 2% of the sales price for certain of its Midspan PoE products for the full term of our Remote Power Patent (March 2020).

Netgear License

In May 2009 as part of the settlement and under our Special Licensing Program, Netgear entered into a license agreement with us for the Remote Power Patent, effective April 1, 2009. Under the terms of the license, Netgear licenses our Remote Power Patent for its full term which expires in March 2020, and pays quarterly royalties (which began as of April 1, 2009) based on its sales of Power over Ethernet products, including those PoE products which comply with the Institute of Electrical and Electronic Engineers 802.3af and 802.3at Standards.  Licensed products include Netgear’s Power over Ethernet enabled switches and wireless access points.  The royalty rates included in the Netgear license are 1.7% of the sales price of Power Sourcing Equipment, which includes Ethernet switches, and 2% of the sales price of Powered Devices, which includes wireless access points.   The royalty rates are subject to adjustment, under certain circumstances, if we grant a license to other licensees with lower royalty rates and Netgear is able to and agrees to assume all material terms and conditions of such other license. In addition, Netgear paid us $350,000 upon the signing of the license agreement.

D-Link License

In August 2007, we agreed to licensing terms with D-Link Corporation and D-Link Systems (collectively, “D-Link”) as part of a settlement agreement of our patent infringement litigation against D-Link in the United States District Court for the Eastern District of Texas, Tyler Division for infringement of our Remote Power Patent (See “Legal Proceedings - D-Link Settlement”).

The license terms include the agreement by D-Link to license our Remote Power Patent for its full term which expires in March 2020, and the payment of monthly royalty payments (which began in May, 2007) based upon a running royalty rate of 3.25% of the net sales of D-Link branded Power over Ethernet products, including those products which comply with the IEEE 802.3af and 802.3at Standards.  The royalty rate is subject to adjustment to a rate consistent with other similarly situated licensees of our Remote Power Patent based on units of shipments of licensed products.  In June 2009, based upon several licenses issued to third parties under our Special Licensing Program, we agreed with D-Link to adjust the royalty rate to 1.7% of the sales price for Power Servicing Equipment (which includes Ethernet switches) and 2.0% of the sales price for Powered Devices (which includes wireless access points).  In addition, D-Link paid us an upfront payment of $100,000 upon signing of the license agreement.  The products covered by the license include D-Link Power over Ethernet enabled switches, wireless access points, and network security cameras, among others.

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

Competition

The telecommunications and data networking licensing market is characterized by intense competition and rapidly changing business conditions, customer requirements and technologies.  Although we believe that we have enforceable patents relating to telecommunications and data networking, there can be no assurance that our intellectual property will be upheld or that third parties will not invalidate any or all of the patents in our intellectual property.  In addition, our current and potential competitors may develop technologies that may be more effective than our proprietary technologies or that would render our technologies less marketable or obsolete.  Therefore, we may not be able to compete successfully.

In addition, other companies may develop competing technologies that offer better or less expensive alternatives to PoE and the other technologies covered by our intellectual property.  Several companies have notified the IEEE that they may have patents and proprietary technologies that are covered by the Standard.   In the event any of those companies asserts claims relating to our patents, the licensing royalties available to us may be limited.  Moreover, technological advances or entirely different approaches developed by one or more of our competitors or adopted by various standards groups could render our Remote Power Patent obsolete, less marketable or unenforceable.

Description of Property

We currently lease office space in New York City at a cost of $3,400 per month under a lease which expires in June 2010.

Employees and Consultants

As of the date of this prospectus, we had one full-time employee, no part-time employees and three consultants.

ITEM 1A.   RISK FACTORS

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control.  The following discussion highlights the most material of the risks.

We have a history of losses and modest revenue from current operations.

We have incurred substantial operating losses since our inception, which have resulted in an accumulated deficit of $(53,473,000) as of December 31, 2009.  For the years ended December 31, 2009 and December 31, 2008, we incurred net losses of $(2,578,000) and $(1,618,000), respectively.  We have financed our operations primarily by sales of our equity securities and royalty revenue from licensing our Remote Power Patent.  We had revenue of $811,000 and $349,000 from operations for the years ended December 31, 2009 and December 31, 2008, respectively.  Our ability to achieve revenue and generate positive cash flow from operations is dependent upon consummating licensing agreements with respect to our patented technologies.  As of March 31, 2010, we had entered into six license agreements with respect to our Remote Power Patent, which among others, included license agreements with Netgear, Inc., Microsemi Corporation and D-Link.  We may not be successful in achieving additional material licensing agreements with third parties and our failure to do so would have a material adverse effect on our business, financial condition and results of operations.  We may not be able to achieve material revenue or generate positive cash flow from operations from our licensing business.

We could be required to stop operations if we are unable to develop our technology licensing business or raise capital when needed.

We anticipate, based on our currently proposed plans and assumptions relating to our operations (including the timetable of costs and expenses associated with our continued operations), that our cash position of $2,264,000 at March 16, 2010 will more likely than not be sufficient to satisfy our operations and capital requirements until at least June 30, 2011.  However, we may expend our funds prior thereto.  In the event our plans change, or our assumptions change or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), we could have insufficient funds to support our operations prior to June 30, 2011.  Our inability to obtain additional financing when needed, absent generating sufficient cash from licensing arrangements, would have a material adverse effect on us, requiring us to curtail or possibly cease our operations.  In addition, any additional equity financing may involve substantial dilution to the interests of our then existing stockholders.

Our licensing business may not be successful.

In November 2003, we entered the technology licensing business following our acquisition of six patents relating to various telecommunications and data networking technologies including, among others, patents covering the delivery of remote power over Ethernet and the transmission of audio, video and data over computer and telephony networks.  As of March 31, 2010, we have only entered into six license agreements with third parties with respect to our patented technology.  Accordingly, we have a limited history in the technology licensing business upon which an evaluation of our prospects and future performance can be made.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the development, operation and expansion of a new business based on patented technologies including the risks and uncertainty of litigation.  We may not be able to achieve sufficient revenue or profitable operations from our licensing business.

Our future source of licensing revenue is uncertain.

To date, we have entered into six license agreements with respect to our Remote Power Patent.  Our inability to consummate additional licensing agreements and achieve material revenue from our patented technologies would have a material adverse effect on our operations and possibly our ability to continue our business.  In addition, our existing license agreements, as well as additional license agreements which may be entered into in the future, may not produce a stable or predictable stream of revenue in the foreseeable future.  Furthermore, the success of our licensing efforts depends upon the strength of our intellectual property rights.

Our success is dependent upon our ability to protect our proprietary technologies.

Our success is substantially dependent upon our proprietary technologies and our ability to protect our intellectual property rights.  We currently hold six patents issued by the U.S. Patent Office that relate to various telecommunications and data networking technologies and include among other things, patents covering the delivery of power to certain devices over PoE networks and the transmission of audio, voice and data over computer and telephony networks.  We rely upon our patents and trade secret laws, non-disclosure agreements with our employees, consultants and third parties to protect our intellectual property rights.  The complexity of patent and common law, our limited resources, and the uncertainty of the outcome of litigation create risk that our efforts to protect our proprietary technologies may not be successful.  We cannot assure you that our patents will be upheld or that third parties will not invalidate our patent rights.  If our intellectual property rights are not upheld, such an event would have a material adverse effect on us.

Any litigation to protect our intellectual property or any third party claims to invalidate our patents could have a material adverse effect on our business.

Our success depends on our ability to protect our intellectual property rights.  In August 2005, we commenced patent litigation against D-Link Corporation and D-Link Systems, Incorporated for infringement of our Remote Power Patent and in April 2007 we entered into a settlement agreement with the D-Link parties.  In addition, in February 2008 we commenced patent litigation against Cisco Systems, Inc. and seven other major data networking equipment manufacturers which is currently pending in the United States District Court for the Eastern District of Texas, Tyler Division. Although on May 29, 2009 we announced that we had agreed to settle this litigation with respect to defendant Netgear, Inc., the litigation is still pending with respect to the other defendants.  In the future, it may be necessary for us to commence patent litigation against additional third parties whom we believe require a license to our patents.  In addition, we may be subject to claims seeking to invalidate our patents, as asserted by the defendants in the aforementioned pending litigation in Texas with us.  These types of claims, with or without merit, may subject us to costly litigation and diversion of management’s focus.  If we are unsuccessful in enforcing and validating our patents and/or if third parties making claims against us seeking to invalidate our patents are successful, they may be able to obtain injunctive or other equitable relief, which effectively could block our ability to license or otherwise capitalize on our proprietary technologies.  Successful litigation against us resulting in a determination that our patents are not valid or enforceable, and/or that third parties do not infringe, would have a material adverse effect on us.

Our license agreements with Netgear, Inc., D-Link and Microsemi may not result in significant royalties and do not necessarily mean we will achieve additional license agreements.

For the years ended December 31, 2009 and December 31, 2008, we received aggregate royalty payments of $811,000 and $349,000, respectively, with respect to our license agreements.  Our royalty revenue may not be stable or predictable for the foreseeable future.  Notwithstanding our license agreements with the D-Link, Microsemi and Netgear, Inc., there is no assurance that we will achieve significant royalty revenue from such license agreements, that we will be able to achieve additional material license agreements with third parties relating to our Remote Power Patent or any of our other patents.  Our failure to achieve significant royalty revenue from our existing license agreements, or if we are unable to enter into additional license agreements resulting in material royalty revenue, would have a material adverse effect on our business, financial condition and results of operations.

We face uncertainty as to the outcome of our litigation against major data networking equipment manufacturers.

In February 2008, we commenced litigation against eight major data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  The complaint named as defendants Cisco Systems, Inc., Cisco Linksys, LLC, Enterasys Networks, Inc., 3COM Corporation, Inc., Extreme Networks, Inc., Foundry Networks, Inc., Netgear, Inc. and Adtran, Inc.  We seek injunctive relief and monetary damages for infringement based upon reasonable royalties as well as treble damages for the defendant’s continued willful infringement of our Remote Power Patent.  The defendants in their answer asserted that they do not infringe any valid claim of our Remote Power Patent, and further asserted that, based on several different theories, the patent claims are invalid or unenforceable.  In addition to these defenses, the defendants also asserted counterclaims for, among other things, non-infringement, invalidity, and unenforceability of our Remote Power Patent.  A Markman hearing, a hearing on claim construction of our Remote Power Patent, was held in December 2009 and a trial date has been set for July 2010.  On February 16, 2010, the United States District Court for the Eastern District of Texas, Tyler Division, issued its Markman Order in which the Court adopted a number of constructions proposed by us, while also adopting constructions proposed by defendants as well as effectively invalidating two of our claims at issue.  A Markman Order that does not entirely adopt either the plaintiff’s or defendants’ position is common in patent litigation.  In the event that the Court determines that our Remote Power Patent is not valid or enforceable, and/or that the defendants do not infringe, any such determination would have a material adverse effect on us.

Material licensing revenues from our Remote Power Patent may be dependent upon the applicability of the IEEE Standard.

The Institute of Electrical and Electronic Engineers (IEEE) is a non-profit, technical professional association of more than 370,000 individual members in approximately 160 countries.  The Standards Association of the IEEE is responsible for the creation of global industry standards for a broad range of technology industries.  In 2000, the IEEE formed a task force to facilitate the adoption of a standardized methodology for the delivery of remote power over Ethernet networks which would insure interoperability among vendors of switches and terminal devices.  In June 2003, the IEEE Standards Association approved the 802.3af Power Over Ethernet standard (the “Standard”), which covers technologies deployed in delivering power over Ethernet cables including whether deployed in switches or as standalone midspan hubs both of which provide power to remote devices including, among others, wireless access points, IP phones and network based cameras.  The technology is commonly referred to as PoE.  We believe our Remote Power Patent covers several of the key technologies covered by the Standard.  However, there is a risk that as a result of litigation a court may determine otherwise and such a determination may have a material adverse effect on our ability to enter into license agreements and achieve material revenue and profits from our Remote Power Patent.

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

In addition, other companies may develop competing technologies that offer better or less expensive alternatives to PoE and the other technologies covered by our intellectual property.  Several companies have notified the IEEE that they may have patents and proprietary technologies that are covered by the Standard.   In the event any of those companies asserts claims relating to our patents, the licensing royalties available to us may be limited.  Moreover, technological advances or entirely different approaches developed by one or more of our competitors or adopted by various standards groups could render our Remote Power Patent obsolete, less marketable or unenforceable.

Dependence upon CEO and Chairman.

Our success is largely dependent upon the personal efforts of Corey M. Horowitz, our Chairman and Chief Executive Officer and Chairman of our Board of Directors.  On June 8, 2009, we entered into a new employment agreement with Mr. Horowitz pursuant to which he continues to serve as our Chairman and Chief Executive Officer for a three year term.  However, any loss of the services of Mr. Horowitz would have a material adverse effect on our business and prospects.  We do not maintain key-man life insurance on the life of Mr. Horowitz.

Risks related to low priced stocks.

Our common stock currently trades on the OTC Bulletin Board under the symbol NSSI.  Since the trading price of our common stock is below $5.00 per share, our common stock is considered a penny stock.  SEC regulations generally define a penny stock to be an equity security that is not listed on a national securities exchange or an automated quotation system sponsored by a registered national securities association, that has a market value of less than $5.00 per share, subject to certain exceptions.  SEC regulations require broker-dealers to deliver to a purchaser of our common stock a disclosure schedule explaining the penny stock market and the risks associated with it. Various sales practice requirements are also imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions).  Broker-dealers must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and monthly account statements disclosing recent price information for the penny stock held in the customer’s account.

The significant number of options and warrants outstanding may adversely affect the market price for our common stock.

As of March 31, 2010, there are outstanding options and warrants to purchase an aggregate of 12,579,312 shares of our common stock at exercise prices ranging from $0.12 to $10.00.  To the extent that outstanding options and warrants are exercised, existing stockholder percentage ownership will be diluted and any sales in the public market of the common stock underlying such options may adversely affect prevailing market prices for our common stock.

We have a significant amount of authorized but unissued preferred stock, which may affect the likelihood of a change of control in our company.

Our Board of Directors has the authority, without further action by our stockholders, to issue 10,000,000 shares of preferred stock on such terms and with such rights, preferences and designations as our Board of Directors may determine.  Such terms may include restricting dividends on our common stock, dilution of the voting power of our common stock or impairing the liquidation rights of the holders of our common stock.  Issuance of such preferred stock, depending on the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control.  In addition, certain “anti-takeover” provisions in Delaware law may restrict the ability of our stockholders to authorize a merger, business combination or change of control.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●           our ability to successfully enforce and/or defend our Remote Power Patent;

●           our ability to enter into favorable license agreements with third parties with respect to our Remote Power Patent;

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

ITEM 3.   LEGAL PROCEEDINGS

Pending Litigation Against Major Data Networking Equipment Manufacturers

In February 2008, we commenced litigation against eight major data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  The complaint named as defendants Cisco Systems, Inc., Cisco Linksys, LLC, Enterasys Networks, Inc., 3COM Corporation, Inc., Extreme Networks, Inc., Foundry Networks, Inc., Netgear, Inc. and Adtran, Inc.  We seek injunctive relief and monetary damages for infringement based upon reasonable royalties as well as treble damages for the defendants’ continued willful infringement of our Remote Power Patent.  The defendants, in their answers to our complaint, asserted that they do not infringe any valid claim of our Remote Power Patent, and further asserted that, based on several different theories, the patent claims are invalid or unenforceable.  In addition to these defenses, the defendants also asserted counterclaims for, among other things, non-infringement, invalidity, and unenforceability of our Remote Power Patent.  A Markman hearing, a hearing on claim construction of our Remote Power Patent, was held in December 2009 and a trial date has been set for July, 2010.  On February 16, 2010, the United States District Court for the Eastern District of Texas, Tyler Division, issued its Markman Order in which the Court adopted a number of constructions proposed by us, while also adopting constructions proposed by defendants as well as effectively invalidating two of our claims at issue.  A Markman Order that does not entirely adopt either the plaintiff’s or defendants’ position is common in patent litigation.  In the event that the Court determines that our Remote Power Patent is not valid or enforceable, and/or that the defendants do not infringe, any such determination would have a material adverse effect on our company.

On May 29, 2009 we announced that we had agreed to settle the above referenced litigation with respect to Netgear, Inc. (“Netgear”).  As part of the settlement and under our Special Licensing Program, Netgear entered into a license agreement with us for our Remote Power Patent and we agreed that all claims and counterclaims involving Netgear in the litigation would be dismissed with prejudice.  Under the terms of the license, Netgear licenses the Remote Power Patent from us for its full term (which expires in March 2020), and pays quarterly royalties (which began as of April 1, 2009) based on its sales of Power over Ethernet products, including those Power over Ethernet products which comply with the Institute of Electrical and Electronic Engineers 802.3af and 802.3at Standards.  Licensed products include Netgear’s Power over Ethernet enabled switches and wireless access points.  The royalty rates included in the license are 1.7% of the sales price of Power Sourcing Equipment, which includes Ethernet switches, and 2% of the sales price of Powered Devices, which includes wireless access points.   The royalty rates are subject to adjustment, under certain circumstances, if we grant a license to other licensees with lower royalty rates and Netgear is able to and agrees to assume all material terms and conditions of such other license. In addition, Netgear made a payment of $350,000 to us with respect to the settlement.

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

PART II

ITEM 4.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our Common Stock currently trades on the OTC Bulletin Board under the symbol NSSI.  The following table sets forth, for the periods indicated, the range of the high and low bid prices for our Common Stock as reported by OTCBB.com and The Nasdaq Stock Market, Inc.  Such prices reflect inter-dealer quotations, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

YEAR ENDED DECEMBER 31, 2009	HIGH	LOW
Fourth Quarter	$1.23	$0.90
Third Quarter	$1.18	$0.66
Second Quarter	$0.98	$0.36
First Quarter	$0.62	$0.35

YEAR ENDED DECEMBER 31, 2008	HIGH	LOW
Fourth Quarter	$0.70	$0.38
Third Quarter	$1.05	$0.70
Second Quarter	$1.29	$0.85
First Quarter	$1.50	$1.14

On March 31, 2010, the closing price for the Common Stock as reported on the OTC Bulletin Board was $0.93 per share. The number of record holders of our Common Stock was 77 as of March 31, 2010.

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

Recent Issuances of Unregistered Securities.  None.

Issuer Purchases of Equity Securities.  None.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2009.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (a)
Equity compensation plans approved by security holders (1)	3,720,825	$0.61	0(1)
Equity compensation plans not approved by security holders(2)	0	0	0
Aggregate individual option grants outside of Stock Option Plan	8,858,487	$0.98
Total	12,579,312	$0.87	0(1)
__________
(1)  Our 1996 Amended and Restated Stock Option Plan provided for the issuance of options to purchase up to 4,000,000 shares of our common stock.  As of March 2006, no additional options could be issued under the plan in accordance with its terms.

(2)  The aggregate individual option grants outside the Stock Option Plan referred to in the above table include options issued to our officers, directors, employees and consultants in consideration for certain services rendered to us.

ITEM 5.   SELECTED FINANCIAL DATA

We are a "smaller reporting company" as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended and as such, are not providing the information contained in this item pursuant to Item 301 of Regulation S-K.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition in conjunction with the information contained in our Financial Statements and related Notes.

 Overview

Our principal business is the acquisition, development, licensing and protection of our intellectual property. We presently own six patents covering various telecommunications and data networking technologies including, among others, patents covering the delivery of power over Ethernet for the purpose of remotely powering network devices, and the transmission of audio, video and data over computer and telephony networks. Our strategy is to pursue licensing and strategic business alliances with companies in the industries that manufacture and sell products that make use of the technologies underlying our patents as well as with other users of the technology who benefit directly from the technology including corporate, educational and governmental entities.

To date, our efforts with respect to our intellectual property have focused on licensing our patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the “Remote Power Patent”).  As of March 31, 2010, we had entered into six license agreements with respect to our Remote Power Patent which, among others, included license agreements with D-Link, Microsemi Corporation and Netgear, Inc. (See Note [D] to our financial statements included as part of this Annual Report).  We may seek to acquire additional patents in the future.

To date we have incurred significant losses and at December 31, 2009 had an accumulated deficit of $(53,473,000).  For the year ended December 31, 2009 and the year ended December 31, 2008, we incurred net losses of $(2,578,000) and $(1,618,000), respectively.  We anticipate that we will continue to incur losses until we enter into additional license agreements with respect to our patented technologies or achieve material additional revenue from our existing license agreements.  We achieved revenue of $811,000 for the year ended December 31, 2009 and $349,000 for the year ended December 31, 2008 with respect to royalties pertaining to our Remote Power Patent.  Our inability to consummate additional material license agreements or achieve material additional revenue from our existing license agreements would have a material adverse effect on our operations.

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

In February 2008, we commenced litigation against eight major data networking equipment manufacturers in the United States District Court for the Eastern District of

Texas, Tyler Division, for infringement of our Remote Power Patent.  The complaint named as defendants Cisco Systems, Inc., Cisco Linksys, LLC, Enterasys Networks, Inc., 3COM Corporation, Inc., Extreme Networks, Inc., Foundry Networks, Inc., Netgear, Inc. and Adtran, Inc.  We seek injunctive relief and monetary damages for infringement based upon reasonable royalties as well as treble damages for the defendant’s continued willful infringement of our Remote Power Patent.  The defendants answered the complaint and asserted that they do not infringe any valid claim of our Remote Power Patent, and further asserted that, based on several different theories, the patent claims are invalid or unenforceable.  In addition to these defenses, the defendants also asserted counterclaims for, among other things, non-infringement, invalidity, and unenforceability of our Remote Power Patent.  A Markman hearing, a hearing on claim construction of our Remote Power Patent, was held in December, 2009. On February 16, 2010, the United States District Court for the Eastern District of Texas, Tyler Division, issued its Markman Order in which the Court adopted a number of constructions proposed by us, while also adopting constructions proposed by defendants as well as effectively invalidating two of our claims at issue.  A Markman Order that does not entirely adopt either the plaintiff’s or defendants’ position is common in patent litigation.  A trial date has been set for July, 2010.  In the event that the Court determines that our Remote Power Patent is not valid or enforceable, and/or that the defendants do not infringe, any such determination would have a material adverse effect on us.

On May 29, 2009 we announced that we had agreed to settle the above referenced litigation with respect to Netgear, Inc. (“Netgear”).  As part of the settlement and under our Special Licensing Program, Netgear entered into a license agreement with us for our Remote Power Patent.  Under the terms of the license, Netgear licenses the Remote Power Patent from us for its full term (which expires in March 2020), and pays quarterly royalties (which began as of April 1, 2009) based on its sales of Power over Ethernet products, including those Power over Ethernet products which comply with the Institute of Electrical and Electronic Engineers 802.3af and 802.3at Standards.  Licensed products include Netgear’s Power over Ethernet enabled switches and wireless access points.  The royalty rates included in the license are 1.7% of the sales price of Power Sourcing Equipment, which includes Ethernet switches, and 2% of the sales price of Powered Devices, which includes wireless access points.   The royalty rates are subject to adjustment, under certain circumstances, if we grant a license to other licensees with lower royalty rates and Netgear is able to and agrees to assume all material terms and conditions of the other license. In addition, Netgear made a payment to us of $350,000 with respect to the settlement.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2009 Compared To Year Ended December 31, 2008

We had revenue of $811,000 for the year ended December 31, 2009 (“2009”) as compared to revenues of $349,000 for the year ended December 31, 2008 (“2008”), which increase in revenues was due primarily to the $350,000 payment from the settlement of our litigation with Netgear, Inc., as well as additional royalties from our licensees.

We had a cost of royalties of $76,000 and $18,000 for 2009 and 2008, respectively, which increase of $58,000 was related to additional compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement, and contingent legal fees paid to Dovel & Luner, our patent litigation counsel.

The gross profit for 2009 increased $404,000 from $331,000 for 2008 to $735,000 for 2009.  Such increased gross profit was the result of increased revenue for 2009 due primarily to the $350,000 settlement income of our litigation with Netgear, Inc., as well as additional royalties from our licensees.

General and administrative expenses include overhead expenses, and finance, accounting, legal and other professional services incurred by us.  General and administrative expenses increased by $640,000 from $1,773,000 for 2008 to $2,413,000 for 2009 due primarily to increased fees and expenses from our patent litigation.

We incurred an operating loss of ($2,579,000) for 2009 compared with an operating loss of ($1,729,000) for 2008.  Included in the operating loss for 2009 was $901,000 in charges relating to non-cash compensation expenses primarily related to the adjustment of exercise prices and extension of terms for outstanding options and warrants (see Note D to our financial statements included in this annual report) as compared to $287,000 for such non-cash compensation expenses for 2008.

No provision for or benefit from federal, state or local income taxes was recorded for 2009 and 2008 because we incurred net operating losses and fully reserved our deferred tax assets as their future realization could not be determined.

As a result of the foregoing, we incurred a net loss of $(2,578,000) for 2009 compared with a net loss of $(1,618,000) for 2008.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from the sale of equity securities and royalty revenue from licensing our Remote Power Patent.  We anticipate, based on currently proposed plans and assumptions, relating to our operations, that our cash and cash equivalents of approximately $2,264,000 as of March 16, 2010 will more likely than not be sufficient to satisfy our operations and capital requirements until at least June 30, 2011.  There can be no assurance, however, that such funds will not be expended prior thereto. In the event our plans change, or our assumptions change, or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), we may have insufficient funds to support our operations prior to June 30, 2011.  Our inability to consummate additional material licensing arrangements with respect to our Remote Power Patent and generate revenues therefrom, achieve a material increase in revenue from our existing licenses or obtain additional financing when needed, would have a material adverse effect on our company, requiring us to curtail or cease operations. In addition, any equity financing may involve substantial dilution to our current stockholders.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

Critical Accounting Policies:

Patents:

We own patents that relate to various telecommunications and data networking technologies.  We capitalize the costs associated with acquisition, registration and maintenance of the patents and amortize these assets over their remaining useful lives on a straight-line basis.  Any further payments made to maintain or develop the patents would be capitalized and amortized over the balance of the useful life for the patents.

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

Recently Issued Accounting Pronouncements:

See Note B[11]  to the Financial Statements.

ITEM 6A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKETRISK

We are a "smaller reporting company" as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended, and as such, are not providing the information contained in this item pursuant to Item 305 of Regulation S-K.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required hereby are located on pages F-1 through F-16 which follow Part III.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.   CONTROLS AND PROCEDURES.

(a)     Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K.  Based upon this review, our officers concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)     Internal Control Over Financial Reporting

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

Management, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework.  Management believes that this evaluation provides a reasonable basis for its opinion.  In connection with this evaluation, our management did not identify any material deficiencies.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of the end of the period covered by this report.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c)     Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.   OTHER INFORMATION.

None.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

NAME	AGE	POSITION
Corey M. Horowitz	55	Chairman, Chief Executive Officer and Secretary, Chairman of the Board of Directors
David C. Kahn	58	Chief Financial Officer
Robert M. Pons	53	Director
Laurent Ohana	46	Director

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

Key Consultant

Jonathan Greene has served as a consultant to our company since December 2004 providing technical and marketing analysis for our intellectual property.  Mr. Greene also serves as a member of our Technical Advisory Board.  Since April 2006, Mr. Greene has also served as a marketing consultant for Avatier Corporation, a developer of identity management software.  From August 2003 until December 2004, he served as a consultant to Neartek, Inc., a storage management software company (August 2003 until October 2003) and Kavado Inc., a security software company (November 2003 until December 2004).  From January 2003 until July 2003, Mr. Greene served as Director of Product Management for FalconStor Software, Inc., a storage management software company.  From December 2001 through December 2002, Mr. Greene served as our Senior Vice President of Marketing and Business Development, at a time when we were engaged in the development, marketing and licensing of security software.  From December 1999 until September 2001, he served as Senior Vice President of Marketing for Panacya Inc., a vendor of service management software.  Mr. Greene has also held positions at System Management ARTS (SMARTS), Computer Associates, Cheyenne Software and Data General.

Committees of the Board of Directors

Audit Committee

We do not have a separate audit committee.  Our Board of Directors functions as our audit committee in accordance with Section 3(a)58(A) of the Securities Exchange Act of 1934.  While we are not listed on AMEX, our Board has adopted its independence rules in making its determination of director independence.  Two of our three directors, Robert Pons and Laurent Ohana, are considered independent directors based upon the standard of independence adopted by the Board of Directors as promulgated under Rule 121A of the Company Guide of the American Stock Exchange (“AMEX”).  Corey M. Horowitz, who does not meet the AMEX requirement for director independence, is also a board member.

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

Compensation Committee

Robert Pons is currently the sole member of our Compensation Committee and served in that capacity for 2009 and 2008.  The Compensation Committee is responsible for recommending compensation for our executive officers (subject to Board approval), including bonuses and benefits, and administration of our compensation programs, including our Stock Option Plan.

Limitation on Liability and Indemnification Matters

Our Certificate of Incorporation limits the liability of directors to the maximum extent permitted by Delaware law.  Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability (i) for any breach of their duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law, (iii) for unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law or (iv) for any transaction from which the director derived an improper personal benefit.  Our Bylaws provide that we shall indemnify our directors, officers, employees and agents to the fullest extent permitted by law.  Our Bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in such capacity.  We currently maintain directors’ and officers’ liability insurance.  At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted.  We are not aware of any threatened litigation or proceeding that might result in a material claim for such indemnification.

Technical Advisory Board

In November 2004 we established a Technical Advisory Board to assist us with our strategic business plan of maximizing the value of our intellectual property.  Each member of the Technical Advisory Board was issued a five (5) year option to purchase 17,500 shares (fully vested) of our common stock at an exercise price equal to the closing price of the shares on the date of appointment to the Technical Advisory Board.

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

Boris Katzenberg, independent electrical engineering consultant.  From 2008 to 2009, he was Vice President Engineering, Aventura Technology, Inc., a manufacturer of next generation video surveillance solutions.  From 2003 to 2008, he was Senior Electrical Engineer, Ortronics, Inc., a structured cabling solutions provider.  Mr. Katzenberg has held numerous positions during his 28-year career in the Telecom and Datacom industries.  He has been a force in the fields of power delivery and signal integrity systems, and has lent his expertise in the development of many innovative and cutting-edge technologies.  From 1997 to 2002, he was a senior electrical engineer at Merlot Communications, Inc., where he invented the technology underlying our Remote Power Patent.  He has also been active in the IEEE 802.3at Task Force, developing the next generation Power over Ethernet standard and continues to be responsible for the evaluation of new technologies and their development into viable products for Aventura Technology, Inc.

Jonathan Greene also serves as a member of the Technical Advisory Board (see page 27 hereof for a description of Mr. Greene’s background).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on review of the copies of such forms furnished to us or amendments thereto, we believe that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) stockholders were complied with during 2008. With respect to any of our former directors, officers, and ten percent (10%) stockholders, we do not have any knowledge of any known failures to comply with the filing requirements of Section 16(a).

Code of Ethics

The Board of Directors has adopted a Code of Ethics that applies to the principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Code of Ethics is incorporated by reference as Exhibit 14 to this Annual Report on Form 10-K.

ITEM 10.  EXECUTIVE COMPENSATION

The following table summarizes compensation, for the years ended December 31, 2009 and December 31, 2008, awarded to, earned by or paid to our Chief Executive Officer (“CEO”) and to each of our executive officers who received total compensation in excess of $100,000 for the year ended December 31, 2009 for services rendered in all capacities to us (collectively, the “Named Executive Officers”).

Summary Compensation Table

		Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards($)	All Other Compensation($)(1)	Total($)
Corey M. Horowitz Chairman and Chief Executive Officer David C. Kahn Chief Financial Officer	2009 2008 2009 2008	$369,681 $298,947 $87,504(4) $83,340(4)	$190,458(2) $168,000(2) $17,500 $15,000	$1,047,000(3) $191,000(3) $14,000(5) $32,000(5)	— —	$1,607,139 $657,947 $119,004 $130,340

(1)	We have concluded that the aggregate amount of perquisites and other personal benefits paid in 2009 and 2008 to either Mr. Horowitz or Mr. Kahn did not exceed $10,000.

(2)
Mr. Horowitz received the following bonus payments for 2009: (i) a discretionary annual bonus of $150,000 for 2009 which was paid in January 2010 and (ii) royalty bonus compensation of $40,458 pursuant to his employment agreement.  Mr. Horowitz received the following bonus payments for 2008: (i) a discretionary annual bonus of $150,000 for 2008 which was paid in January 2009 and (ii) royalty bonus compensation of $18,000 pursuant to his employment agreement.

(3)
In determining the aggregate grant date fair value in accordance with FASB ASC Topic 718 of a ten (10) year option issued in June 2009 to Mr. Horowitz to purchase 750,000 shares of common stock, we made the following assumptions: expected term of options – 10 years; risk free interest rate for the expected term of the options – 2.950%; expected volatility of the underlying stock – 62.04%; no expected dividends.  In determining the aggregate grant date fair value in accordance with FASB ASC Topic 718 of a five (5) year option issued in February 2008 to Mr. Horowitz to purchase 375,000 shares of common stock, we made the following assumptions: expected term of options – 5 years; risk free interest rate for the expected term of the options – 2.73%; expected volatility of the underlying stock – 39.35%; no expected dividends. The aggregate grant date fair value for 2009 reflects an incremental value of $464,000 due to exercise price adjustments on March 11, 2009 to an adjusted exercise price of $0.68 per share with respect to options and warrants to purchase an aggregate of 4,031,195 shares with exercise prices ranging from $0.70 to $6.00 per share. The aggregate grant date fair value for 2009 also reflects an incremental value of $132,000 due to five-year extensions, approved on June 8, 2009, of options to purchase an aggregate 417,500 shares which were to expire in 2009.  The aggregate grant date fair value for 2009 also reflects an incremental value of $6,000 due to removal in December 2009 of contingent vesting provisions of options to purchase 10,625 shares of common stock at an exercise price of $0.68 per share granted in January, 2001 (so as to make such options immediately exercisable).

(4)	Consists of consulting fees paid to Mr. Kahn for his services as Chief Financial Officer.

(5)
In determining the aggregate grant date fair value in accordance with FASB ASC Topic 718 of a five (5) year option issued in December 2008 to Mr. Kahn to purchase 100,000 shares of common stock, we made the following assumptions: expected term of options – 5 years; risk free interest rate for the expected term of the options – 1.55%; expected volatility of the underlying stock – 69.45%; no expected dividends.  The aggregate grant date fair value reflects an incremental value of $14,000 due to exercise price adjustments on March 11, 2009 to $0.68 per share of the following options:  Options to purchase 75,000 shares of common stock at an exercise price of $3.0625 per share granted in August, 2005; and options to purchase 75,000 shares of common stock at an exercise price of $1.50 per share granted in December, 2006.

Narrative Disclosure to Summary Compensation Table

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

On June 8, 2009, we entered into an Employment Agreement (the “Agreement”) with Corey M. Horowitz pursuant to which he continues to serve as our Chairman and Chief Executive Officer for a three year term at an annual base salary of $375,000 (retroactive to April 1, 2009) for the first year and increasing 5% on each of April 1, 2010 and April 1, 2011.  Mr. Horowitz also receives a cash bonus in an amount no less than $150,000 on an annual basis for the three year term of the Agreement.  In connection with the Agreement, Mr. Horowitz was issued a ten (10) year option to purchase 750,000 shares of our common stock at an exercise price of 0.83 per share, which vests in equal quarterly amounts of 62,500 shares beginning June 30, 2009 through March 31, 2012, subject to acceleration upon a change of control.  Mr. Horowitz shall forfeit the balance of unvested shares if his employment has been terminated “For Cause” (as defined) by us or without Good Reason (as defined) by Mr. Horowitz.  In addition to the aforementioned option grant, we extended for an additional five (5) years the expiration dates of all options (an aggregate of 417,500 shares) expiring in the calendar year 2009 owned by Mr. Horowitz.

Under the terms of the Agreement, Mr. Horowitz shall also receive additional bonus compensation in an amount equal to 5% of our royalties or other payments (exclusive of proceeds from the sale of our patents which is covered below) with respect to our remote power patent (U.S. Patent No. 6,218,930), (the “Remote Power Patent”) and 12.5% of our royalties and other payments with respect to our other patents besides the Remote Power Patent (the “Additional Patents”) (all before deduction of payments to third parties including, but not limited to, legal fees and expenses and third party license fees) actually received from licensing its patented technologies (including patents owned as of the date of the Agreement and acquired or licensed on an exclusive basis during the period in which Mr. Horowitz continues to serve as an executive officer of our company) (the “Royalty Bonus Compensation”).  In addition, during the term of his employment, Mr. Horowitz shall also be entitled to additional bonus compensation equal to (i) 5% of the gross proceeds from the sale of our Remote Power Patent and 12.5% of the gross proceeds from the sale of the Additional Patents, and (ii) 5% of the gross proceeds from the merger of our company with or into another entity.  The Royalty Bonus Compensation shall continue to be paid to Mr. Horowitz for the life of each of our patents with respect to licenses entered into with third parties during Mr. Horowitz’s term of employment or at anytime thereafter, whether Mr. Horowitz is employed by us or not; provided, that, Mr. Horowitz’s employment has not been terminated by us “For Cause” (as defined) or terminated by Mr. Horowitz without “Good Reason” (as defined).  In the event that Mr. Horowitz’s employment is terminated by us “Other Than For Cause” (as defined) or by Mr. Horowitz for “Good Reason” (as defined), Mr. Horowitz shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) the minimum annual bonus of $150,000 and (iii) accelerated vesting of all unvested options and warrants.

In connection with the Agreement, Mr. Horowitz has agreed not to compete with us as follows: (i) during the term of the agreement and for a period of 12 months thereafter if his employment is terminated “Other Than For Cause” (as defined) provided he is paid his 12 month base salary severance amount and (ii) for a period of two years from the termination date, if terminated “For Cause” by the Registrant or “Without Good Reason” by Mr. Horowitz.

On December 18, 2008, we entered into an agreement with David C. Kahn pursuant to which he continues to serve as our Chief Financial Officer through December 31, 2010.  In consideration for his services, Mr. Kahn was compensated at the rate of $7,292 per month for the year ended December 31, 2009 and is compensated at the rate of $7,657 per month for the year ended December 31, 2010.  In connection with the agreement, Mr. Kahn was also issued a five (5) year option (the “Option”) to purchase 100,000 shares of our common stock at an exercise price of $0.54 per share.  The option vested 40,000 shares on the date of grant and the balance of the shares (60,000) will vest on a quarterly basis in equal amounts of 7,500 shares beginning March 31, 2009 through December 31, 2010.  Upon a “Change in Control” (as defined) all of the unvested shares underlying the Option shall become 100% vested and immediately exercisable.  The agreement further provides that we may terminate the agreement at any time for any reason.  In the event Mr. Kahn’s services are terminated without “Good Cause” (as defined), he will be entitled to accelerated vesting of all unvested shares underlying the Option and the lesser of (i) six months base monthly compensation or (ii) the remaining balance of the monthly compensation payable through December 31, 2010.

Director Compensation

We compensate each director who is not an employee of our company by granting to each such outside director (upon his or her joining the Board) stock options to purchase 50,000 shares of our common stock, at an exercise price equal to the closing price of our common stock on the date of grant, with the options vesting over a one year period in equal quarterly amounts.  In addition, subject to the discretion of the Compensation Committee and the Board of Directors, each non-employee director is eligible to receive option grants for each year of service as a director.  In December 2008, for services as a Director for 2009, each member of the Board of Directors was granted a five (5) year option to purchase 25,000 shares at an exercise price of $0.51 per share (closing price of our common stock on the date of grant) which option vests on a monthly basis over a one year period subject to continued service on the Board of Directors.  On March 11, 2009, as part of our Board’s adjustment of exercise prices (See Note D to our Financial Statements), options to purchase 100,000 shares previously issued to Robert Pons and options to purchase 150,000 shares issued to Laurent Ohana were adjusted to $0.68 per share.  In addition, we made cash payments for director fees to Mr. Pons and Mr. Ohana of $2,500 per quarter for each of the first two quarters of 2009, and $5,000 per quarter for each of the latter two quarters of 2009.

The following table sets forth the compensation paid to all persons who served as members of our board of directors (other than our Named Executive Officers) during the year ended December 31, 2009.  No director who is also a Named Executive Officer received any compensation for services as a director in 2009.

Name	Option Awards ($)	All other Compensation ($)	Total ($)
Robert Pons(1)	$18,000 (2) (3)	$15,000 (4)	$33,000(3)
Laurent Ohana(1)	$20,000 (2) (3)	$15,000 (4)	$35,000(3)
___________________________
(1)
In December 2008, Robert Pons and Laurent Ohana were each granted a five (5) year option to purchase 25,000 shares of our common stock (which vested on a quarterly basis beginning March 1, 2009), at an exercise price of $1.45 per share (reduced to  $0.68 per share by action of our Board in March, 2009) for services to be rendered as a Board member during 2009.

(2)
Includes the fair value of options to purchase 25,000 shares of our common stock granted on December 1, 2008 to each of Robert Pons and Laurent Ohana since the options vest on a quarterly basis beginning March 1, 2009.

(3)
In determining the aggregate grant date fair value of the options granted in December, 2008 in accordance with FASB ASC topic 718, we made the following assumptions:  expected term of the options – five years; risk free interest rate for the expected term of the options – 1.710%; expected volatility of the underlying stock – 69.45%; no expected dividends.  The aggregate grant date fair value for each director’s December 2008 option grant reflects an incremental value of $22,000 due to exercise price adjustments on March 11, 2009 to $0.68 per share to the following options:  options to purchase 50,000 shares of common stock at  an exercise price of $0.80 per share granted to Mr. Ohana on September 16, 2005; options to purchase 50,000 shares of common stock at an exercise price of $1.50 per share granted to Mr. Ohana on December 20, 2006; options to purchase 25,000 shares of common stock at an exercise price of $1.45 per share granted to Mr. Ohana on December 28, 2007; options to purchase an additional 25,000 shares of common stock at an exercise price of $1.45 per share granted to Mr. Ohana on January 2, 2008; options to purchase 50,000 shares of common stock at an exercise price of $1.50 per share granted to Mr. Pons on December 20, 2006; options to purchase 25,000 shares of common stock at an exercise price of $1.45 per share granted to Mr. Pons on December 28, 2007; and options to purchase an additional 25,000 shares of common stock at an exercise price of $1.45 per share granted to Mr. Pons on January 2, 2008.

(4)
Represents director fees payable in cash to each of Mr. Pons and Mr. Ohana of $2,500 per quarter for each of the first two quarters of 2009, and $5,000 per quarter for each of the latter two quarters of 2009.

Option Grants in 2009

The following stock options were granted to the Named Executive Officers during the year ended December 31, 2009:

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in 2009	Exercise Price	Expiration Date
Corey M. Horowitz Chairman and CEO	750,000	100%	$0.83	6/8/2019

 Outstanding Equity Awards at December 31, 2009

The following table sets forth information relating to unexercised and outstanding options for each Named Executive Officer as of December 31, 2009:

	Number of Securities Underlying Unexercised Option
Name	Exercisable		Unexercisable	Option Exercise Price ($)	Option Expiration Date
Corey M. Horowitz Chairman and CEO	250,000	(1)	500,000	$$.83.68	06/08/19
	375,000		--		02/28/12
	732,709	(3)	--	$.68	04/16/12
	1,195,361	(4)	--	$.68	03/16/12
	400,000	(5)	--	$.68	11/26/14
	1,100,000	(6)	--	$.25	11/26/14
	515,218	(7)	--	$.13	12/22/11
	1,084,782	(8)	--	$.23	12/22/11
	750,000	(9)(21)	--	$.68	04/18/10
	250,000	(10)(21)	--	$.68	10/08/11
	300,000	(11)(21)	--	$.68	07/11/11
	10,625	(12)	--	$.68	01/19/11
	20,000	(13)	--	$.68	10/20/11
	10,000	(14)	--	$.68	06/22/14
	7,500	(15)	--	$.68	10/25/14
	5,000	(16)	--	$.68	09/19/10
	375,000	(17)	--	$.68	02/28/13
David Kahn Chief Financial Officer	75,000	(18)	--	$.68	12/20/11
	75,000	(19)	--	$.68	08/04/10
	77,500	(20)	22,500(20)	$.54	12/18/13
	35,000	(22)	--	$.35	01/22/14

The vesting dates of the foregoing options are as follows:  (1) 62,500 shares on a quarterly basis beginning June 30, 2009 through March 31, 2012.  (2) 93,750 shares on a quarterly basis beginning March 31, 2007 through December 31, 2007; (3) April 16, 2007; (4) March 16, 2005; (5) 200,000 shares on November 26, 2004 and 200,000 shares on November 26, 2005, (6) November 26, 2004; (7) December 22, 2003; (8) 434,782 shares on December 22, 2003, 250,000 shares on December 22, 2004, 200,000 shares on December 22, 2005, and 200,000 shares on December 22, 2006; (9) 250,000 shares on April 18, 2003, 250,000 shares on April 18, 2004 and 250,000 shares on April 18, 2005; (10) June 11, 2001; (11) July 11, 2001; (12) December 24, 2009 (13) on a quarterly basis in equal amounts beginning January 20, 1999 through October 20, 1999; (14) on a quarterly basis in equal amounts beginning September 12, 1999 through June 22, 2000; (15) on a quarterly basis in equal amounts beginning January 25, 2000 through October 25, 2000; (16) on a quarterly basis in equal amounts beginning December 19, 2000 through September 19, 2001; (17) 93,750 shares on a quarterly basis beginning March 31, 2008 through December 31, 2008; (18) December 20, 2006; (19) 30,000 shares on August 4, 2005 and 7,500 shares on a quarterly basis beginning September 30, 2005 through December 31, 2006; (20) 40,000 shares on December 18, 2008 and 7,500 shares on a quarterly basis beginning March 31, 2009 through December 31, 2010; (21) includes options or warrants held by CMH Capital Management Corp., an entity in which Mr. Horowitz is the sole owner, officer and director; and (22) 20,000 shares on January 21, 2004 and balance on the last day of each month in equal amounts of 2,500 shares per month beginning January 31, 2004 and ending on December 31, 2004; consists of options to purchase 10,000 shares that Mr. Kahn transferred by gift to his son, and options to purchase 25,000 shares that he transferred by gift to his daughter.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2010 (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our executive officers and directors as a group.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENTAGE OF COMMON STOCK BENEFICIALLY OWNED(2)

Corey M. Horowitz(3)	10,427,560	33.1%
CMH Capital Management Corp(4)	3,767,800	14.8%
Jonathan Auerbach(5)	3,279,917	13.0%
Hound Partners, LLC(5)	3,279,917	13.0%
Hound Performance, LLC(5)	3,279,917	13.0%
Steven D. Heinemann (6)	2,360,252	9.7%
Barry Rubenstein (7)	2,063,271	8.5%
Hound Partners Offshore Fund, L.P.(8)	1,737,802	7.0%
Hound Partners, L.P. (9)	1,542,115	6.3%
Woodland Services Corp. (10)	1,376,209	5.7%
Emigrant Capital Corporation (11) Paul Milstein Revocable 1998 Trust New York Private Bank & Trust Corporation Emigrant Bancorp. Inc. Emigrant Savings Bank	1,312,500	5.4%
David C. Kahn(12)	227,500	*
Laurent Ohana(13)	225,000	*
Robert Pons(14)	175,000	*
All officers and directors as a group (4 Persons)	11,055,060	34.4%
______________________________

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

(3)
  Includes (i) 268,803 shares of common stock held by Mr. Horowitz, (ii) 6,081,195 shares of common stock subject to currently exercisable stock options held by Mr. Horowitz, (iii) 2,467,800 shares of common stock held by CMH Capital Management Corp. (“CMH”), an entity solely owned by Mr. Horowitz, (iv) 550,000 shares of common stock subject to currently exercisable warrants held by CMH, (v) 750,000 shares of common stock subject to currently exercisable options held by CMH, (vi) 67,471 shares of common stock owned by Donna Slavitt, the wife of Mr. Horowitz, (vii) 240,000 shares of common stock held by two trusts and a custodian account for the benefit of Mr. Horowitz’s three children and (viii) 2,291 shares of common stock held by Horowitz Partners, a general partnership of which Mr. Horowitz is a partner. Does not include options to purchase 500,000 shares of common stock which are not currently exercisable.

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

(6)
Includes (i) 2,268,585 shares of common stock and (ii) 91,667 shares of common stock subject to currently exercisable warrants owned by Mr. Heinemann.  The aforementioned beneficial ownership is based upon Amendment No. 1 to Schedule 13G filed by Mr. Heinemann with the Securities and Exchange Commission on February `11,2009.  The address for Mr. Heinemann is c/o First New York Securities, L.L.C., 90 Park Avenue, 5th Floor, New York, New York 10016.

(7)
Includes (i) 150,012 shares of common stock held by Mr. Rubenstein, (ii) 31,875 shares of common stock subject to currently exercisable stock options held by Mr. Rubenstein, and (iii) 792,726, 583,483, 309,316, 194,810 and 1,049 shares of common stock held by Woodland Venture Fund, Seneca Ventures, Woodland Partners, Brookwood Partners, L.P. and Marilyn Rubenstein, respectively.  The aforementioned beneficial ownership by Mr. Rubenstein is based upon Amendment No. 7 to Schedule 13D jointly filed by Mr. Rubenstein and related parties with the Securities and Exchange Commission on November 14, 2007 and a Form 4 filed by Mr. Rubenstein with the Securities and Exchange Commission on October 26, 2007.  Barry Rubenstein and Woodland Services Corp. are the general partners of Woodland Venture Fund and Seneca Ventures. Barry Rubenstein is the general partner of Brookwood Partners, L.P.  Barry Rubenstein is the President and sole director of Woodland Services Corp. Marilyn Rubenstein is the wife of Barry Rubenstein.  Barry Rubenstein, by virtue of being a General Partner of Woodland Venture Fund, Seneca Ventures and Brookwood Partners, L.P. and the President and sole director of Woodland Services Corp., may be deemed to have the sole power to vote and dispose of the securities held by Woodland Venture Fund, Seneca Ventures, Woodland Partners and Brookwood Partners, L.P.  The address of Barry Rubenstein is 68 Wheatley Road, Brookville, New York 11545.

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

(12)
Includes 227,500 shares of common stock subject to currently exercisable stock options issued to Mr. Kahn.  Does not include options to purchase 22,500 shares of common stock which are not currently exercisable.

(13)	Includes 225,000 shares subject to currently exercisable options and warrants issued to Mr. Ohana.

(14)	Includes 175,000 shares subject to currently exercisable stock options issued to Mr. Pons.

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

(iii)
the exercise price of warrants to purchase an aggregate of 1,666,667 shares of common stock, (including warrants to purchase 484,900 shares owned by Hound Partners, L.P., warrants to purchase 598,434 shares owned by Hound Partners Offshore Fund, L.P. and warrants to purchase 66,667 shares of common stock owned by Steven Heinemann, all such parties are principal stockholders of our Company), at an exercise price of $2.00 per share, which warrants were issued as part of the Company’s private placement completed in April 2007, were adjusted to an exercise price of $1.75 per share for the remaining exercise period of such warrants (April 16, 2012), subject to the adjustments set forth in item (iv) below; and

(iv)
 in the event that any holders of the above referenced outstanding warrants, issued as part of our December 2004/January 2005 or our April 2007 private placements, exercise such warrants at anytime up to and including December 31, 2009, the exercise price of all such warrants shall adjust to $1.25 per share.

On December 24, 2009, as part of adjustments to remove contingent vesting provisions from options to purchase an aggregate of 54,825 shares of common stock approved by the Board of Directors of the Company, contingent vesting provisions relating to options to purchase an aggregate of 10,625  shares of common stock owned by Corey M. Horowitz, our Chairman and Chief Executive Officer were removed so as to  make those options immediately exercisable.

On June 8, 2009, we entered into an Employment Agreement (the “Agreement”) with Corey M. Horowitz pursuant to which he continues to serve as our Chairman and Chief Executive Officer for a three year term at an annual base salary of $375,000 (retroactive to April 1, 2009) for the first year and increasing 5% on each of April 1, 2010 and April 1, 2011.  Mr. Horowitz also receives a cash bonus in an amount no less than $150,000 on an annual basis for the three year term of the Agreement.  In connection with the Agreement, Mr. Horowitz was issued a ten (10) year option to purchase 750,000 shares of our common stock at an exercise price of 0.83 per share, which vests in equal quarterly amounts of 62,500 shares beginning June 30, 2009 through March 31, 2012, subject to acceleration upon a change of control.  Mr. Horowitz shall forfeit the balance of unvested shares if his employment has been terminated “For

Cause” (as defined) by us or without Good Reason (as defined) by Mr. Horowitz.  In addition to the aforementioned option grant, we extended for an additional five (5) years the expiration dates of all options (an aggregate of 417,500 shares) expiring in the calendar year 2009 owned by Mr. Horowitz.

Under the terms of the Agreement, Mr. Horowitz shall also receive additional bonus compensation in an amount equal to 5% of our royalties or other payments (exclusive of proceeds from the sale of our patents which is covered below) with respect to our remote power patent (U.S. Patent No. 6,218,930), (the “Remote Power Patent”) and 12.5% of our royalties and other payments with respect to our other patents besides the Remote Power Patent (the “Additional Patents”) (all before deduction of payments to third parties including, but not limited to, legal fees and expenses and third party license fees) actually received from licensing its patented technologies (including patents owned as of the date of the Agreement and acquired or licensed on an exclusive basis during the period in which Mr. Horowitz continues to serve as an executive officer of our company) (the “Royalty Bonus Compensation”).  In addition, during the term of his employment, Mr. Horowitz shall also be entitled to additional bonus compensation equal to (i) 5% of the gross proceeds from the sale of our Remote Power Patent and 12.5% of the gross proceeds from the sale of the Additional Patents, and (ii) 5% of the gross proceeds from our merger with or into another entity.  The Royalty Bonus Compensation shall continue to be paid to Mr. Horowitz for the life of each of our patents with respect to licenses entered into with third parties during Mr. Horowitz’s term of employment or at anytime thereafter, whether Mr. Horowitz is employed by us or not; provided, that, Mr. Horowitz’s employment has not been terminated by us “For Cause” (as defined) or terminated by Mr. Horowitz without “Good Reason” (as defined).  In the event that Mr. Horowitz’s employment is terminated by us “Other Than For Cause” (as defined) or by Mr. Horowitz for “Good Reason” (as defined), Mr. Horowitz shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) the minimum annual bonus of $150,000 and (iii) accelerated vesting of all unvested options and warrants.

Director Independence

Two of our three directors, Robert Pons and Laurent Ohana, are considered independent directors based upon the standard of independence adopted by the Board of Directors as promulgated under Rule 121A of the Company Guide of the American Stock Exchange (“AMEX”).  While our shares are not listed on AMEX, our Board has adopted its independence rules in making its determination of director independence.

ITEM 13.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Radin, Glass & Co., LLP, our company’s independent accountant, billed us aggregate fees of approximately $71,600 and $68,000 for the years ended December 31, 2009 and December 31, 2008, respectively, for review of financial statements included in our Form 10-Q's and for other services in connection with statutory or regulatory filings for the year ended December 31, 2009, and for the audit of our annual financial statements for the year ended December 31, 2009 and December 31, 2008.

Audit Related Fees, Tax Fees and All Other Fees

Radin, Glass & Co., LLP did not render any other professional service (other than those discussed above for the years ended December 31, 2009 or December 31, 2008) except for review of our documentation pertaining to Section 404 of Sarbanes-Oxley Act of 2002 for which Radin, Glass & Co., LLP billed us $7,500.

NETWORK-1 SECURITY SOLUTIONS, INC.

NETWORK-1 SECURITY SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Network-1 Security Solutions, Inc.

We have audited the accompanying balance sheets of Network-1 Security Solutions, Inc. as of December 31, 2009 and 2008 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Network-1 Security Solutions, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Radin, Glass & Co., LLP

New York, New York
April 8, 2010

NETWORK-1 SECURITY SOLUTIONS, INC.

Balance Sheets

	December 31,
	2009	2008

CURRENT ASSETS
Cash and cash equivalents	$3,022,000	$4,484,000
Royalty and interest receivable	120,000	78,000
Prepaid insurance	70,000	71,000

Total current assets	3,212,000	4,633,000

OTHER ASSETS:
Patent, net of accumulated amortization Security deposits	92,000 6,000	100,000 6,000
Total Other Assets	98,000	106,000
TOTAL ASSETS	$3,310,000	$4,739,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$324,000	$86,000
Accrued expenses	261,000	251,000

TOTAL LIABILITIES	585,000	337,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, $0.01 par value; authorized 50,000,000 shares; 24,135,557 issued and outstanding	241,000	241,000
Additional paid-in capital	55,957,000	55,056,000
Accumulated deficit	(53,473,000)	(50,895,000)

TOTAL STOCKHOLDERS’ EQUITY	2,725,000	4,402,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,310,000	$4,739,000

See notes to financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.

Statements of Operations

	Years Ended December 31,
	2009	2008
ROYALTY REVENUE	$811,000		$349,000
COST OF REVENUE	76,000		18,000
GROSS PROFIT	735,000		331,000

OPERATING EXPENSES:
General and administrative	$2,413,000		$1,773,000
Non-cash compensation	901,000		287,000
TOTAL OPERATING EXPENSES	3,314,000		2,060,000

OPERATING LOSS	(2,579,000)		(1,729,000)
OTHER INCOME (EXPENSES):
Interest income, net	1,000		111,000

LOSS BEFORE INCOME TAXES	(2,578,000)		(1,618,000)

INCOME TAXES	—		—

NET LOSS	$(2,578,000)	$	(1,618,000)

Net Loss Per Share - Basic and Diluted	$(0.11)		$(0.07)

Weighted average common shares outstanding Basic and Diluted	24,135,557		24,135,557

See notes to financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.

Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2009 and 2008

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance – December 31, 2008	24,135,557	$241,000	$54,769,000	$(49,277,000)	$5,773,000

Granting of options	—		287,000		287,000

Net loss				(1,618,000)	(1,618,000)

Balance - December 31, 2009	24,135,557	241,000	55,056,000	(50,895,000)	4,402,000

Granting of options	—	—	175,000	—	175,000

Modifications of options and warrants			726,000		726,000

Net loss	—	—	—	(2,578,000)	(2,578,000)

Balance - December 31, 2009	24,135,557	$241,000	$55,957,000	$(53,473,000)	$2,725,000

See notes to financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.

Statements of Cash Flows

	Years Ended December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,578,000)	$(1,618,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,000	7,000
Stock-based compensation	901,000	287,000
Source (use) of cash from changes in operating assets and liabilities:
Royalty and interest receivable	(42,000)	(55,000)
Prepaid insurance	1,000	0
Accounts payable and accrued expenses	248,000	(30,000)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,461,000)	(1,409,000)

CASH FLOWS USED IN INVESTING ACTIVITIES: Patent costs incurred	(1,000)	(35,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(1,462,000)	(1,444,000)

CASH AND CASH EQUIVALENTS, Beginning	4,484,000	5,928,000

CASH AND CASH EQUIVALENTS, Ending	$3,022,000	$4,484,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the years for:
Interest	$2,000	$4,000
Taxes	$24,000	$31,000

See notes to financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.

Notes to Financial Statements
December 31, 2009and 2008

Note A - The Company

Network-1 Security Solutions, Inc. (the "Company") is engaged in the acquisition, licensing and protection of its intellectual property and proprietary technologies.  The Company owns six patents covering various telecommunications and data networking technologies and includes, among other things, patents covering the control of power delivery over Ethernet networks for the purpose of remotely powering network devices and systems and methods for the transmission of audio, video and data over local area networks (LANS) in order to achieve higher quality of service (QoS).   The Company’s strategy is to pursue licensing and strategic business alliances with companies that manufacture and sell products that make use of the technologies underlying the intellectual property as well as with other users of the technologies who benefit directly from the technologies including corporate, educational and governmental entities.  To date, the Company’s efforts with respect to its intellectual property have focused on licensing its patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the “Remote Power Patent”).  At least for the next twelve months, the Company does not currently anticipate licensing efforts for its other currently owned patents besides its Remote Power Patent.  The Company may seek to acquire additional patents in the future.  The Company continually reviews opportunities to acquire or license additional intellectual property for the purpose of pursuing licensing opportunities.

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

The Company owns patents that relate to various telecommunications and data networking technologies.  The Company capitalizes the costs associated with acquisition, registration and maintenance of the patents and amortizes these assets over their remaining useful lives on a straight-line basis.  Any further payments made to maintain or develop the patents would be capitalized and amortized over the balance of the useful life of the patents.

[4]	Impairment of long-lived assets:

Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.  Accordingly, the Company records impairment losses on long-lived assets used in operations or expected to be disposed of when indicators of impairment exist and the undiscounted cash flows expected to be derived from those assets are less than carrying amounts of those assets.  During the years ended December 31, 2009 and 2008, there was no impairment to its patents.

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
December 31, 2009and 2008

Note B – Summary of Significant Accounting Policies  (continued)

[6]	Net Loss per share:

Basic net loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the year.  Diluted per share data includes the dilutive effects of options, warrants and convertible securities.  Potential common shares of 12,579,312 and 12,164,882 at December 31, 2009 and 2008, respectively, are not included in the calculation of diluted loss per share because its effect will be anti-dilutive.  Such potential common shares are options and warrants.

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

The Company accounts for its stock-based compensation at fair value estimated on the grant date using the Black-Scholes option pricing model. See Note D[1] for further discussion of the Company’s stock-based compensation.

[10]	Subsequent event evaluation:

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no such events that would have a material impact on the financial statements.

[11]	Recently issued accounting standards:

On May 28, 2009 the FASB announced the issuance of FASB ASC 855, “Subsequent Events”, FASB ASC 855 should not result in significant changes in the subsequent events that an entity reports.  Rather, FASB ASC 855 introduces the concept of financial statements being available to be issued.  Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.

In June 2009, the FASB amended ASC 810, Consolidation, to improve how enterprises disclose their involvement with variable interest entities (VIE), which are special-purpose entities, and other entities whose equity at risk is insufficient or lacks certain characteristics. Among other things, ASC 810 changes how an entity determines whether it is the primary beneficiary of a VIE and whether that VIE should be consolidated. ASC 810 requires an entity to provide significantly more disclosures about its involvement with a VIE. Companies must comprehensively review involvements with potential VIEs, including those previously considered to be qualifying special-purpose entities, to determine the effect on its consolidated financial statements and related disclosures. It is effective prospectively for interim or annual reporting periods beginning after December 15, 2009. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

NETWORK-1 SECURITY SOLUTIONS, INC.

Notes to Financial Statements
December 31, 2009and 2008

Note B – Summary of Significant Accounting Policies  (continued)

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05).  The amendments in this ASU apply to all entities that measure liabilities at fair value and provide clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using one or more techniques laid out in this ASU.  The guidance provided in this ASU is effective for the first reporting period beginning after issuance.  The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In October 2009, the FASB issued ASU No. 2009-13” Revenue recognition-Multiple deliverable revenue arrangements”.  The ASU provides amendments to the criteria in Revenue recognition - Multiple deliverable revenue arrangements for separating consideration in multiple revenue arrangements.  The amendments in this ASU establish a selling price hierarchy for determining the selling price of a deliverable.  Further, the term fair value in the revenue guidance will be replaced with selling price to clarify that the allocation of revenue is based on entity- specific assumptions rather than assumptions of a market place participant.  The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

Note C- Patents

In November 2003, the Company acquired a portfolio of telecommunications and data networking patents (six patents) from Merlot Communications, Inc. (the "Seller") in which certain then principal stockholders of the Company owned a majority of the Seller's voting stock at the time of the transaction.  The purchase price for the patent portfolio was $100,000, paid in cash.  As additional consideration for the purchase, the Company granted the Seller a nonexclusive, royalty free, perpetual license for the term of each patent to use the patents for the development, manufacture or sale of its own branded products to end users.  The cash price has been capitalized and is being amortized over the remaining useful life of each patent.  The Company had agreed to pay the Seller 20% of the net income, as defined, after the first $4,000,000 of net income realized by the Company on a per patent basis from the sale or licensing of the patents.  On January 18, 2005, the Company and Seller amended the Patent Purchase Agreement (the "Amendment") pursuant to which the Company paid additional purchase price of $500,000 to Seller in consideration for the restructuring of future contingent payments to Seller from the licensing or sale of the Patents.  Such $500,000 has been recorded as an expense in the accompanying statement of operations.  The Amendment provides for future contingent payments by the Company to Seller of $1.0 million upon achievement of $25 million of Net Royalties (as defined), an additional $1.0 million upon achievement of $50 million of Net Royalties and an additional $500,000 upon achievement of $62.5 million of Net Royalties from licensing or sale of the patents acquired from Merlot.  Amortization expense amounted to $9,000 and $7,000 for the years ended December 31, 2009 and 2008, respectively.

Note D - Stockholders' Equity

[1]	Stock options:

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
December 31, 2009and 2008

Note D- Stockholders’ equity (continued)

The fair value of options on the date of grant is estimated using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	Year Ended
	December 31,
	2009	2008

Risk-free interest rates	2.54% - 2.95%	1.55 – 3.28%
Expected option life in years	5-10 years	5 years
Expected stock price volatility	62.04%	37.32 – 69.45%
Expected dividend yield	0.00%	0.00%

The weighted average fair value on the option grant date during the years ended December 31, 2009 and 2008 were $0.59 and $0.82 per option, respectively.

The following table summarizes stock option activity for the years ended December 31:

	2009		2008
		Weighted		Weighted
		Average		Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price

Options outstanding at beginning of year	8,471,965	$1.00	7,860,440	$1.01
Granted	770,000	0.83	667,500	1.16
Cancelled/expired/exercised	(138,070)	3.29	(55,975)	4.70

Options outstanding at end of year	9,103,895	0.61	8,471,965	1.00

Options exercisable at end of year	8,445,145	$0.59	8,216,340	$0.99

During the years ended December 31, 2009 and 2008, the Company granted an aggregate of 770,000 and 667,500 5-year or 10-year options to its officers, directors and consultants, respectively.  The fair value of these options based on Black-Scholes option-pricing model amounted to $455,000 and $314,000, respectively, for the 2009 and 2008 grants.  The Company recorded non-cash compensation of $119,000 and $259,000 for vesting portion of these options for the years ended December 31, 2009 and 2008, respectively.  The Company also recognized non-cash compensation of $56,000 and $28,000 in 2009 and 2008, respectively, for the options that were granted in prior years but vested in 2009 and 2008.

On March 11, 2009 the Board of Directors of the Company approved to reduce the exercise prices (ranging from $0.70 to $6.00 per share) of certain outstanding compensatory options and warrants issued to officers, directors, consultants and others to purchase an aggregate of 5,029,945 shares of common stock to $0.68 per share (closing price of the Company’s common stock on March 11, 2009).  The Company recorded additional compensation of $541,000 for this modification (see Note H).

On June 8, 2009 the Board of Directors of the Company approved an extension of the expiration dates of all options owned by the Chairman and Chief Executive Officer which expire in calendar year 2009 for a period of five years.  Accordingly, the Company recorded additional compensation of $132,000 for this extension (see Note H).

On November 25, 2009, the Board of Directors of the Company extended for three years the expiration dates of options issued to four holders to purchase an aggregate of 70,000 shares of common stock at an exercise price of

NETWORK-1 SECURITY SOLUTIONS, INC.

Notes to Financial Statements
December 31, 2009and 2008

Note D- Stockholders’ equity (continued)

$0.54 per share, which options had expired on November 25, 2009, and options issued to three holders to purchase an aggregate of 40,000 shares of common stock at exercise prices of between $0.68 and $3.75 per share, which options had expired on December 16, 2009. The Company recorded additional compensation of $13,000 for this modification.

On November 25, 2009, the Board of Directors of the Company removed the vesting provision from options issued to eight holders to purchase an aggregate of 54,825 shares of common stock. Such vesting provision is contingent upon the price of the Company’s common stock reaching $10.00 per share or $15 per share, thereby making such options immediately exercisable.  The Company recorded additional compensation of $13,000 for this modification.

The following table presents information relating to all stock options outstanding and exercisable at December 31, 2009:

			Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Options	Exercise	Life in	Options	Exercise
Price	Outstanding	Price	Years	Exercisable	Price

$0.12 - $2.91	8,965,945	$0.54	3.15	8,307,195	$0.52
$3.00 - $3.75	60,950	3.28	1.34	60,950	3.28
$4.13 - $5.69	47,000	4.98	0.66	47,000	4.98
$6.00 - $6.88	20,000	6.88	0.62	20,000	6.88
$10.00	10,000	10.00	0.21	10,000	10.00

	9,103,895	$0.61	3.12	8,445,145	$0.59

[2]	Warrants:

As of December 31, 2009, the following are the outstanding warrants to purchase shares of the Company's common stock:

Number of	Exercise
Warrants	Price	Expiration Date

300,000	$0.68	July 11, 2011
50,000	$0.68	May 21, 2010
250,000	$0.68	October 8, 2011
254,000	$1.45	June 30, 2010
240,000	$1.50	April 16, 2012
473,750	$1.75	May 21, 2010
1,666,667	$1.75	April 16, 2012
121,000	$2.00	June 30, 2010
120,000	$2.00	April 16, 2012
3,475,417

NETWORK-1 SECURITY SOLUTIONS, INC.

Notes to Financial Statements
December 31, 2009and 2008

Note D- Stockholders’ equity (continued)

On March 11, 2009, the Board of Directors of the Company approved the following adjustments to the outstanding warrants:

(i)
the exercise price of outstanding warrants to purchase an aggregate of 473,750 shares of common stock (including warrants to purchase 187,500 shares owned by a principal stockholder of the Company)(see Note H), issued as part of the Company’s private placement completed in December 2004/January 2005, which exercise price was scheduled to increase to $2.00 per share on March 31, 2009 (from $1.75 per share)  adjusted to an exercise price of $1.75 per share for the remaining exercise period of such warrants (May 21, 2010), subject to the adjustment set forth in item (iii) below;

(ii)
the exercise price of warrants to purchase an aggregate of 1,666,667 shares of common stock, (including warrants to purchase an aggregate of 1,150,001 shares owned by three principal stockholders of the Company) (see Note H), at an exercise price of $2.00 per share, which warrants were issued as part of the Company’s private placement completed in April 2007, were adjusted to an exercise price of $1.75 per share for the remaining exercise period of such warrants (April 16, 2012), subject to the adjustments set forth in item (iii) below; and

(iii)
in the event that any holders of the above referenced outstanding warrants, issued as part of the Company’s December 2004/January 2005 or the April 2007 private placements, exercised such warrants at anytime up to and including December 31, 2009, the exercise price of all such warrants shall adjust to $1.25 per share.

None of the warrants specified under subsection (iii) above were exercised on or before December 31, 2009.

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

On December 24, 2009, the Board of Directors of the Company agreed to extend until June 30, 2010 the expiration date of warrants to purchase an aggregate of 375,000 shares of common stock at exercise prices of between $1.45 and $2.00 per share issued as part of the Company’s private placement completed in December 2004/January 2005, in consideration of financial advisory and investor relations services to be provided by the individual controlling the entities holding the warrants.  The Company recorded additional compensation of $27,000 in connection with this extension.

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

NETWORK-1 SECURITY SOLUTIONS, INC.

Notes to Financial Statements
December 31, 2009and 2008

Note E - Commitments and Contingencies (continued)

[2]	Legal fees:

Dovel & Luner, LLP provides legal services to the Company with respect to the Company’s patent Litigation against several major data networking equipment manufacturers which is pending in the Eastern District of Texas.  (See Note J).  The terms of the Company’s agreement with Dovel & Luner, LLP provides for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of up to 24% depending upon when an outcome is achieved.  Total contingency fees paid to Dovel & Luner, LLP approximated $36,000 during the year ended December 31, 2009.

With respect to the Company’s litigation against D-Link, which was settled in May 2007 (See Note J), the Company utilized the services of Blank Rome, LLP, on a full contingency basis and also the services of Potter Mitton, P.C. (Tyler, Texas) on an hourly basis to serve as local counsel.  In accordance with the Company’s contingency fee agreement with Blank Rome LLP, the Company will pay legal fees to Blank Rome LLP equal to 25% of the royalty revenue received by the Company from its license agreement with D-Link after it recovers its expenses related to the litigation.

[3]	Operating leases:

The Company leases its principal office space in New York City at a monthly rent of approximately $3,000 which lease expires in June 2010.

Rental expense for the years ended December 31, 2009 and 2008 aggregated $41,000 and $39,000, respectively.

[4]	Savings and investment plan:

The Company has a Savings and Investment Plan which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986.  The Company also may make discretionary annual matching contributions in amounts determined by the Board of Directors, subject to statutory limits.  The Company did not make any contributions to the 401(k) Plan during the years ended December 31, 2009 and 2008.

[5]	Flex Plan

The Company adopted a Flexible Benefits Plan for the benefit of its employees in December 2008.

Note F - Income Taxes

At December 31, 2009, the Company has available net operating loss carryforwards to reduce future federal taxable income of approximately $46,675,000 for tax reporting purposes, which expire from 2010 through 2029.

Pursuant to the provisions of the Internal Revenue Code, future utilization of these past losses is subject to certain limitations based on changes in the ownership of the Company's stock that have occurred.

NETWORK-1 SECURITY SOLUTIONS, INC.

Notes to Financial Statements
December 31, 2009and 2008

Note F - Income Taxes (continued)

The principal components of the net deferred tax assets are as follows:

	Year Ended
	December 31,
	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$17,503,000	$17,300,000
Options and warrants not yet deducted, for tax purposes	970,000	820,000

	18,473,000	18,120,000
Valuation allowance	(18,473,000)	(18,120,000)

Net deferred tax assets	$0	$0

The Company has recorded a valuation allowance for the full amount of its deferred tax assets as the likelihood of the future realization cannot be presently determined.  The valuation allowance increased by $353,000 in 2009 and $615,000 in 2008.

The reconciliation between the taxes as shown and the amount that would be computed by applying the statutory federal income tax rate to the loss before income taxes is as follows:

	Year Ended
	December 31,
	2009	2008

Income tax benefit - statutory rate	(34.0)%	(34.0)%
State and local, net	(3.5)%	(3.5)%
Valuation allowance on deferred tax assets	37.5%	37.5%

Note G - Concentrations

The Company places its cash investments in high quality financial institutions that, at times, may exceed the Federal Insurance Deposit Corporation $250,000 limit.

Note H - Related Party Transactions

As part of the March 11, 2009 adjustments to the exercise prices and terms of the outstanding options and warrants (see Note D), the following options and warrants were held by related parties:

(i)
of the options and warrants to purchase an aggregate of 5,029,945 shares with exercise price adjustments, options and warrants to purchase 4,031,195 shares were held by the Company’s Chairman and Chief Executive Officer and an affiliated entity; options to purchase 150,000 shares were held by the Company’s Chief Financial Officer; options to purchase 200,000 and 100,000 shares were held by two directors of the Company (see Note D[1]); and

(ii)	of the warrants to purchase an aggregate of 473,750 shares with exercise price adjustments, warrants to purchase 187,500 shares are owned by a principal stockholder of the Company (see Note D[2]); and

NETWORK-1 SECURITY SOLUTIONS, INC.

Notes to Financial Statements
December 31, 2009and 2008

Note H - Related Party Transactions (continued)

(iii)
of the warrants to purchase an aggregate of 1,666,667 shares with exercise price adjustments, warrants to purchase 1,150,001 shares are owned by three principal stockholders of the Company (see Note D[2]).

On June 8, 2009, the Company entered into a new Employment Agreement with Corey M. Horowitz, Chairman and CEO.  See Note I below.  The Company also agreed to extend the expiration dates of all options owned by Mr. Horowitz which expire in calendar year 2009 for a period of five years (see Note D[1]).

Note I - Employment Arrangements and Other Agreements

[1]
On June 8, 2009, the Company entered into an Employment Agreement (the “Agreement”) with Corey M. Horowitz pursuant to which he continues to serve as the Company’s Chairman and Chief Executive Officer for a three year term at an annual base salary of $375,000 (retroactive to April 1, 2009) for the first year and increasing 5% on each of April 1, 2010 and April 1, 2011.  Mr. Horowitz also receives a cash bonus in an amount no less than $150,000 on an annual basis for the three year term of the Agreement.  In connection with the Agreement, Mr. Horowitz was issued a ten (10) year option to purchase 750,000 shares of common stock at an exercise price of $0.83 per share, which vests in equal quarterly amounts of 62,500 shares beginning June 30, 2009 through March 31, 2012, subject to acceleration upon a change of control.  Mr. Horowitz shall forfeit the balance of unvested shares if his employment has been terminated “For Cause” (as defined) by the Company or without Good Reason (as defined) by Mr. Horowitz.  In addition to the aforementioned option grant, the Company extended for an additional five (5) years the expiration dates of all options (an aggregate of 417,500 shares) expiring in the calendar year 2009 owned by Mr. Horowitz.

Under the terms of the Agreement, Mr. Horowitz  also receives additional bonus compensation in an amount equal to 5% of the Company’s royalties or other payments (exclusive of proceeds from the sale of the Company’s patents which is covered below) with respect to the Company’s remote power patent (U.S. Patent No. 6,218,930), (the “Remote Power Patent”) and 12.5% of the Company’s royalties and other payments with respect to the Registrant’s other patents besides the Remote Power Patent (the “Additional Patents”) (all before deduction of payments to third parties including, but not limited to, legal fees and expenses and third party license fees) actually received from licensing its patented technologies (including patents owned as of the date of the Agreement and acquired or licensed on an exclusive basis during the period in which Mr. Horowitz continues to serve as an executive officer of the Company) (the “Royalty Bonus Compensation”).  In addition, during the term of his employment, Mr. Horowitz is also entitled to additional bonus compensation equal to (i) 5% of the gross proceeds from the sale of the Company’s Remote Power Patent and 12.5% of the gross proceeds from the sale of the Additional Patents, and (ii) 5% of the gross proceeds from the merger of the Company with or into another entity.  The Royalty Bonus Compensation shall continue to be paid to Mr. Horowitz for the life of each of the Company’s patents with respect to licenses entered into with third parties during Mr. Horowitz’s term of employment or at anytime thereafter, whether Mr. Horowitz is employed by us or not; provided, that, Mr. Horowitz’s employment has not been terminated by the Company “For Cause” (as defined) or terminated by Mr. Horowitz without “Good Reason” (as defined).  In the event that Mr. Horowitz’s employment is terminated by the Company “Other Than For Cause” (as defined) or by Mr. Horowitz for “Good Reason” (as defined), Mr. Horowitz shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) the minimum annual bonus of $150,000 and (iii) accelerated vesting of all unvested options and warrants.

In connection with the Agreement, Mr. Horowitz has agreed not to compete with the Company as follows: (i) during the term of the Agreement and for a period of 12 months thereafter if his employment is terminated “Other Than For Cause” (as defined) provided he is paid his 12 month base salary severance amount and (ii) for a period of two years from the termination date, if terminated “For Cause” by the Company or “Without Good Reason” by Mr. Horowitz.

NETWORK-1 SECURITY SOLUTIONS, INC.

Notes to Financial Statements
December 31, 2009and 2008

Note I - Employment Arrangements and Other Agreements (continued)

[2]
On December 18, 2008, the Company entered into an agreement with David C. Kahn pursuant to which he continues to serve as the Company’s Chief Financial Officer through December 31, 2010.  In consideration for his services, Mr. Kahn was compensated at the rate of $7,292 per month for the year ended December 31, 2009 and is compensated at the rate of $7,657 per month for the year ended December 31, 2010.  In connection with the agreement, Mr. Kahn was also issued a five (5) year option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.54 per share.  The option vested 40,000 shares on the date of grant and the balance of the shares (60,000) will vest on a quarterly basis in equal amounts of 7,500 shares beginning March 31, 2009 through December 31, 2010.  Upon a “Change in Control” (as defined) all of the unvested shares underlying the option shall become 100% vested and immediately exercisable.  The agreement further provides that the Company may terminate the agreement at any time for any reason.  In the event Mr. Kahn’s services are terminated without “Good Cause” (as defined), he will be entitled to accelerated vesting of all unvested shares underlying the option and the lesser of (i) six months base monthly compensation or (ii) the remaining balance of the monthly compensation payable through December 31, 2010.

Note J – Litigation

In February 2008, the Company commenced litigation against eight major data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of the Company’s Remote Power Patent.  The complaint named as defendants Cisco Systems, Inc., Cisco Linksys, LLC, Enterasys Networks, Inc., 3COM Corporation, Inc., Extreme Networks, Inc., Foundry Networks, Inc., Netgear, Inc. and Adtran, Inc.  The Company seeks injunctive relief and monetary damages for infringement based upon reasonable royalties as well as treble damages for the defendants’ continued willful infringement of the Company’s Remote Power Patent.  The defendants, in their answers to the Company’s complaint, asserted that they do not infringe any valid claim of the Company’s Remote Power Patent, and further asserted that, based on several different theories, the patent claims are invalid or unenforceable.  In addition to these defenses, the defendants also asserted counterclaims for, among other things, non-infringement, invalidity, and unenforceability of the Company’s Remote Power Patent.  A Markman hearing, a hearing on claim construction of the Remote Power Patent, was held in December 2009 and a trial date has been set for July, 2010.  On February 16, 2010, the United States District Court for the Eastern District of Texas, Tyler Division, issued its Markman Order in which the Court adopted a number of constructions proposed by the Company, while also adopting constructions proposed by defendants as well as effectively invalidating two of the Company’s claims at issue.  A Markman Order that does not entirely adopt either the plaintiff’s or defendants’ position is common in patent litigation.  In the event that the Court determines that the Remote Power Patent is not valid or enforceable, and/or that the defendants do not infringe, any such determination would have a material adverse effect on our company.

On May 29, 2009 the Company announced that the Company had agreed to settle the above referenced litigation with respect to Netgear, Inc. (“Netgear”).  As part of the settlement and under its Special Licensing Program, Netgear entered into a license agreement with the Company for the Remote Power Patent and the Company agreed that all claims and counterclaims involving Netgear in the litigation would be dismissed with prejudice.  Under the terms of the license, Netgear licenses the Remote Power Patent from the Company for its full term (which expires in March 2020), and pays quarterly royalties (beginning as of April 1, 2009) based on its sales of Power over Ethernet products, including those Power over Ethernet products which comply with the Institute of Electrical and Electronic Engineers 802.3af and 802.3at Standards.  Licensed products include Netgear’s Power over Ethernet enabled switches and wireless access points.  The royalty rates included in the license are 1.7% of the sales price of Power Sourcing Equipment, which includes Ethernet switches, and 2% of the sales price of Powered Devices, which includes wireless access points.   The royalty rates are subject to adjustment, under certain circumstances, if the Company grants a license to other licensees with lower royalty rates and Netgear is able to and agrees to assume all material terms and conditions of such other license. In addition, Netgear made a payment of $350,000 to the Company with respect to the settlement.

NETWORK-1 SECURITY SOLUTIONS, INC.

Notes to Financial Statements
December 31, 2009and 2008

Note J – Litigation (continued)

D-Link Settlement

In August 2005, the Company commenced patent litigation against D-Link Corporation and D-Link Systems, Incorporated (collectively “D-Link”) in the United States District Court for the Eastern District of Texas, Tyler division, for infringement of its Remote Power Patent.  The Company’s complaint sought, among other things, a judgment that the Remote Power Patent is enforceable and has been infringed by the defendants.  The Company also sought a permanent injunction restraining the defendants from continued infringement, or active inducement of infringement by others, of its Remote Power Patent.

In August 2007, the Company finalized the settlement of its patent infringement litigation against D-Link.  Under the terms of the settlement, D-Link entered into a license agreement for the Company’s Remote Power Patent the terms of which include monthly royalty payments of 3.25% (subject to adjustment as noted below) of the net sales of D-Link Power over Ethernet products, including those products which comply with the IEEE 802.3af and 802.3at Standards, for the full term of the Company’s Remote Power Patent, which expires in March 2020.  In addition, D-Link paid the Company $100,000 upon signing of the Settlement Agreement.  The royalty rate is subject to adjustment to a rate consistent with other similarly situated licensees of the Company’s Remote Power Patent based on units of shipments of licensed products.  In June 2009, based upon several licenses issued to third parties under the Company’s Special Licensing Program, the Company agreed with D-Link to adjust the royalty rate to 1.7% of the sales price for Power Servicing Equipment (which includes Ethernet switches) and 2.0% of the sales price for Powered Devices (which includes wireless access points).

Microsemi - PowerDsine Settlement

On November 16, 2005, the Company entered into a Settlement Agreement with PowerDsine, Inc. and PowerDsine Ltd. (collectively, “PowerDsine”) which dismissed, with prejudice, patent litigation brought by PowerDsine against the Company in March 2004 in the United States District Court for the Southern District of New York that sought a declaratory judgment that the Company’s Remote Power Patent was invalid and not infringed by PowerDsine and/or its customers.  Under the terms of the Settlement Agreement, the Company agreed that, under certain circumstances, it would not initiate litigation against PowerDsine for its sale of Power over Ethernet (PoE) integrated circuits.  In addition, the Company agreed that it would not seek damages for infringement from customers that incorporate PowerDsine integrated circuit products in PoE capable Ethernet switches manufactured on or before  April 30, 2006. PowerDsine has agreed that it will not initiate, assist or cooperate in any legal action relating to the Remote Power Patent.  In June 2008 the Company entered into a new agreement with Microsemi Corp-Analog Mixed Signal Group Ltd (“Microsemi Analog”), previously PowerDsine Ltd, a subsidiary of Microsemi Corporation (“Microsemi”), a leading manufacturer of high performance analog mixed-signal integrated circuits and high reliability semiconductors, which, among other things, amended the prior Settlement Agreement entered into between the parties in November 2005.  As part of the Company’s Special Licensing Program and its agreement with Microsemi Analog entered into in June 2008, Microsemi entered into a license agreement, dated August 13, 2008, with the Company with respect to its Remote Power Patent.  The license agreement provides that Microsemi is obligated to pay the Company quarterly royalty payments of 2% of the sales price for certain of Microsemi’s Midspan PoE products for the full term of our Remote Power Patent (March 2020).

PART IV

 ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Exhibits

3(i)(a)
Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-59617), declared effective by the SEC on November 12,1998 (the "1998 Registration Statement"), and incorporated herein by reference.

3(i)(b)
Certificate of Amendment to the Certificate of Incorporation dated November 27, 2001. Previously filed as Exhibit 3.1.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-81344) declared effective by the SEC on February 12, 2002, and incorporated herein by reference (the "February 2002 Form S-3").

3(ii)	By-laws, as amended. Previously filed as Exhibit 3.2 to the 1998 Registration Statement and incorporated herein by reference.

4.1	Form of Common Stock certificate. Previously filed as Exhibit 4.1 to the 1998 Registration Statement and incorporated herein by reference.

10.1	Amended and Restated 1996 Stock Option Plan. Previously filed as an attachment to the Company’s Proxy Statement filed on May 28, 1999, and incorporated herein by reference.

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

10.4
Securities Purchase Agreement, dated December 21, 2004, between Company and the investors.  Previously, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 28, 2004 and incorporated herein by reference.

10.5
Securities Purchase Agreement, dated January 13, 2005, between the Company and the investors.  Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 20, 2005 and incorporated herein by reference.

10.6
Amendment to Patents Purchase, Assignment and License Agreement, dated January 18, 2005, between the Company and Merlot Communications, Inc.  Previously filed January 24, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 18, 2005 and incorporated herein by reference.

10.7+
Agreement, dated August 4, 2005, between the Company and David C. Kahn.  Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 9, 2005 and incorporated herein by reference.

10.8
Agreement, dated August 9, 2005, between the Company and Blank Rome LLP.  Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2005 and incorporated herein by reference.

10.9
Settlement Agreement, dated November 16, 2005, among the Company, PowerDsine Ltd and PowerDsine, Inc.  Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 17, 2005 and incorporated herein by reference.

10.10+
Agreement, dated December 20, 2006, between the Company and David C. Kahn, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2006 and incorporated herein by reference.

10.11+
Employment Agreement, dated February 28, 2007, between the Company and Corey M. Horowitz previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 6, 2007 and incorporated herein by reference.

10.12
Securities Purchase Agreement, dated April 16, 2007, between the Company and the investors (including exhibits).  Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 20, 2007 and incorporated herein by reference.

10.13
Settlement Agreement, dated as of May 25, 2007, between the Company and D-Link Corp. and D-Link Systems, Inc., previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 21, 2007 and incorporated herein by reference.

10.14
Agreement, dated February 8, 2008, between the Company and Dovel & Luner, previously filed on February 13, 2008 as Exhibit 10.1 to the Company's Current Report on Form 8-K and incorporated herein by reference.

10.15
Letter Agreement dated June 17, 2008, between the Company and Microsemi Corp-Analog Mixed Signal Group Ltd., previously filed on June 23, 2008 as Exhibit 10.1 to the Company's Current Report on Form 8-K and incorporated herein by reference.

10.16
License Agreement, dated August 13, 2008, between the Company and Microsemi Corporation, previously filed on August 15, 2008 as Exhibit 10.1 to the Company's Current Report on Form 8-K and incorporated herein by reference.

10.17+
Agreement, dated December 18, 2008, between the Company and David C. Kahn, previously filed on December 19, 2008 as Exhibit 10.1 to the Company's Current Report on Form 8-K and incorporated herein by reference.

10.18
Settlement Agreement (including Non-Exclusive Patent License Agreement), dated May 22, 2009, between the Company and NETGEAR, Inc., previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, fled on May 29, 2009, and incorporated herein by reference.

10.19+
Employment Agreement, dated June 8, 2009, between the Company and Corey M. Horowitz, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2009, and incorporated herein by reference.

10.20	Form of stock option agreement, previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed on October 14, 2009 and incorporated herein by reference.

14	Code of Ethics. Previously filed as Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 14, 2004 and incorporated herein by reference.

23.1*	Consent of Radin Glass Co., LLP, Independent Registered Public Accounting Firm.

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

*  Filed herewith
+  Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 8th day of April 2010.

NETWORK-1 SECURITY SOLUTIONS, INC.

By:	/s/ Corey M. Horowitz
Corey M. Horowitz
Chairman and Chief Executive Officer

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the following persons in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/ Corey M. Horowitz	Chairman and Chief Executive Officer, Chairman	April 8, 2010
Corey M. Horowitz	of the Board of Directors (principal executive officer)

/s/ David Kahn	Chief Financial Officer (principal financial officer and	April 8, 2010
David Kahn	principal accounting officer)

/s/ Robert Pons	Director	April 8, 2010
Robert Pons

/s/ Laurent Ohana	Director	April 8, 2010
Laurent Ohana