Form 10-Q
period 2010-03-31
NETWORK 1 SECURITY SOLUTIONS INC
filed 2010-05-14
CIK 1065078

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

for the transition period from ______ to ______

Commission File Number 1-14896

NETWORK-1 SECURITY SOLUTIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-3027591
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

445 Park Avenue, Suite 1018, New York, New York 10022
(Address of principal executive offices)

                 212-829-5770
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§223.405) of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes  [_]  No  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “Large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ]  No  [X]

The number of shares of Common Stock, $.01 par value per share, outstanding as of May 12, 2010 was 24,135,557.

NETWORK-1 SECURITY SOLUTIONS, INC.

Form 10-Q INDEX

Item 1.  Financial Statements

NETWORK-1 SECURITY SOLUTIONS, INC.
CONDENSED BALANCE SHEETS
UNAUDITED

	MARCH 31,	DECEMBER 31,
	2010	2009

	(UNAUDITED)
Assets:

Current assets:
Cash and cash equivalents	$2,269,000	$3,022,000
Royalty and Interest Receivable	108,000	120,000
Other current assets	65,000	70,000

Total current assets	2,442,000	3,212,000

Security Deposits	6,000	6,000
Patents	90,000	92,000

	$2,538,000	$3,310,000

Liabilities:

Current liabilities:
Accounts payable	$323,000	$324,000
Accrued expenses and other current liabilities	101,000	261,000

Total current liabilities	424,000	585,000

Commitments and contingencies

Stockholders’ Equity

Common stock - $0.01 par value ; authorized 50,000,000 shares; 24,135,557 shares issued and outstanding at March 31, 2010 and December 31, 2009	241,000	241,000

Additional paid-in capital	56,004,000	55,957,000
Accumulated deficit	(54,131,000)	(53,473,000)

	2,114,000	2,725,000

	$2,538,000	$3,310,000

See notes to condensed financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended March 31,
	2010	2009

Royalty Revenue	$118,000		$27,000
Cost of Revenue	6,000		1,000
Gross Profit	112,000		26,000

Operating Expenses:
General and administrative	723,000		$436,000
Non-cash compensation	47,000		555,000

Total Operating Expenses	771,000		991,000

OPERATING LOSS	(658,000)		(965,000)

Other Income (Expenses):	—		1,000
Interest income, net

Loss Before Income Taxes	(658,000)		(964,000)

INCOME TAXES	—		—

Net Loss	$(658,000)	$	(964,000)

Net loss per share - Basic and Diluted	$(0.03)		$(0.04)

Weighted average number of common shares outstanding	24,135,557		24,135,557

See notes to condensed financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.
CONDENSED STATEMENTS OF CASH FLOW
UNAUDITED

	Three Months Ended March 31,

	2010	2009

Cash flows from operating activities:
Net loss	$(658,000)	$(964,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,000	2,000

Non Cash Compensation	47,000	555,000
Changes in:
Royalty Receivable and other current assets	17,000	82,000
Accounts payable, accrued expenses and other current liabilities	(161,000)	(146,000)

Net cash used in operating activities	(753,000)	(471,000)

Cash and cash equivalents, beginning of period	3,022,000	4,484,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,269,000	$4,013,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$—	$1,000
Taxes	$5,833	$14,799

See notes to condensed financial statements

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] BASIS OF PRESENTATION:

The accompanying condensed financial statements as of March 31, 2010 and for the three month periods ended March 31, 2010 and March 31, 2009, are unaudited, but, in the opinion of the management of Network-1 Security Solutions, Inc. (the “Company”), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company’s financial position as of March 31, 2010, and the results of its operations and its cash flows for the three month periods ended March 31, 2010 and March 31, 2009. The condensed financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations to be expected for the full year.

[2] BUSINESS:

(a)  The principal business of the Company is the acquisition, development, licensing and protection of its intellectual property. The Company presently owns six patents covering various telecommunications and data networking technologies including, among others, patents covering the delivery of power over Ethernet cable for the purpose of remotely powering network devices, and the transmission of audio, video and data over computer and telephony networks. The Company’s strategy is to pursue licensing and strategic business alliances with companies in the industries that manufacture and sell products that make use of the technologies underlying its patents as well as with other users of the technology who benefit directly from the technology including corporate, educational and governmental entities.  To date, the Company’s efforts with respect to its intellectual property have focused on licensing its patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the “Remote Power Patent”).  At least for the next twelve months, the Company does not currently anticipate licensing efforts for its other currently owned patents besides its Remote Power Patent.  The Company may seek to acquire additional patents in the future.  The Company continually reviews opportunities to acquire or license additional intellectual property for the purpose of pursuing licensing opportunities.

(b)  As reflected in the accompanying financial statements, the Company has incurred substantial losses and has experienced net cash outflows from operations for the year ended December 31, 2009 and the three month period ended March 31, 2010.  For the year ended December 31, 2009 and the three month period ended March 31, 2010, the Company had revenue of $811,000 and $118,000, respectively.  The Company will continue to have

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

operating losses for the foreseeable future until it is successful in licensing its patented technologies.  The Company has been dependent upon equity financing and royalty revenue from license of its Remote Power Patent to fund its operations.  The Company had cash and cash equivalents of $2,269,000 as of March 31, 2010.  The Company believes its current cash position will more likely than not be sufficient to satisfy the Company’s operations and capital requirements until at least June 30, 2011, although there can be no assurance that such funds will not be expended prior thereto.

[3] STOCK-BASED COMPENSATION:

During the three month period ended March 31, 2010 the Company recorded non-cash compensation expense of $37,000 for the vested portion (62,500 shares) of options to purchase 750,000 shares issued to the Company’s Chairman and Chief Executive Officer in June 2009 (See Note C).  In addition, during the three month period ended March 31, 2010 and March 31, 2009 the Company recorded non-cash compensation expense of $10,000 and $14,000, respectively, for the vested portion of options granted to its Chief Financial Officer, directors and consultants prior to January 1, 2010.

On March 11, 2009, the Board of Directors of the Company approved adjustments to the exercise prices and terms of certain of its outstanding options and warrants as described below and as a result the Company recorded non-cash compensation expense of $541,000 for the three month period ended March 31, 2010:

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

(iii)
 the exercise price of warrants to purchase an aggregate of 1,666,667 shares of common stock, (including warrants to purchase an aggregate of 1,150,001 shares owned by three principal stockholders of the Company), at an exercise price of $2.00 per share, which warrants were issued as part of the Company’s private placement completed in April 2007, were adjusted to an exercise price

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

of $1.75 per share for the remaining exercise period of such warrants (April 16, 2012), subject to the adjustments set forth in item (iv) below; and

(iv)
in the event that any holders of the above referenced outstanding warrants, issued as part of the Company’s December 2004/January 2005 or the April 2007 private placements, exercise such warrants at anytime up to and including December 31, 2009, the exercise price of all such warrants shall adjust to $1.25 per share.  No such exercises of warrants took place.

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

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing utilizing the following weighted average assumptions:

	THREE MONTHS ENDED MARCH 31,
	2010	2009
Risk-free interest rates	—	0.44% - 1.87%
Expected option life in years	—	1-7 yrs
Expected stock price volatility	—	68.25%
Expected dividend yield	—	-0-

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

[5] LOSS PER SHARE:

Basic net loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. Potential shares of 12,569,312 and 12,159,382 at March 31, 2010 and 2009, respectively, are anti-dilutive, and are not included in the calculation of diluted loss per share. Such potential common shares reflect outstanding options and warrants.

[6] CASH EQUIVALENTS:

The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At March 31, 2010, the Company maintained no cash balances in excess of FDIC limits.

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

Amended Patent Purchase Agreement:

On January 18, 2005, the Company and Merlot Communications, Inc. (“Merlot”) amended the Patent Purchase Agreement originally entered into in November 2003 (the “Amendment”) pursuant to which the Company paid additional purchase price of $500,000 to Merlot in consideration for the restructuring of future contingent payments to Merlot from the licensing or sale of the Patents.  The Amendment provides for future contingent payments by the Company to Merlot of $1.0 million upon achievement of $25 million of Net Royalties (as defined), an additional $1.0 million upon achievement of $50 million of Net Royalties and an additional $500,000 upon achievement of $62.5 million of Net Royalties from licensing or sale of the patents acquired from Merlot.  Certain then principal stockholders of the Company and related parties were also principal stockholders and directors of Merlot at the time of the original agreement in November 2003 and the Amendment.

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

With respect to the Company’s litigation against D-Link, which was settled in May 2007 (See Note D[2]), the Company utilized the services of Blank Rome, LLP on a full contingency basis.  In accordance with the Company’s contingency fee agreement with Blank Rome LLP, the Company will pay legal fees to Blank Rome LLP equal to 25% of the royalty revenue received by the Company from its license agreement with D-Link after the Company recovers its expenses related to the litigation.

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

Under the terms of the Agreement, Mr. Horowitz  also receives additional bonus compensation in an amount equal to 5% of the Company’s royalties or other payments (exclusive of proceeds from the sale of the Company’s patents which is covered below) with respect to the Company’s remote power patent (U.S. Patent No. 6,218,930), (the “Remote Power Patent”) and 12.5% of the Company’s royalties and other payments with respect to the Company’s other patents besides the Remote Power Patent (the “Additional Patents”) (all before deduction of payments to third parties including, but not limited to, legal fees and expenses and third party license fees) actually received from licensing its patented technologies (including patents owned as of the date of the Agreement and acquired or licensed on an exclusive basis during the period in which Mr. Horowitz continues to serve as an executive officer of the Company) (the “Royalty Bonus Compensation”).  In addition, during the term of his employment, Mr. Horowitz is also entitled to additional bonus compensation equal to (i) 5% of the gross proceeds from the sale of the Company’s Remote Power Patent and 12.5% of the gross proceeds from the sale of the Additional Patents, and (ii) 5% of the gross proceeds from the merger of the Company with or into another entity.  The Royalty Bonus Compensation shall continue to be paid to Mr. Horowitz for the life of each of the Company’s patents with respect to licenses entered into with third parties during Mr. Horowitz’s term of employment or at anytime thereafter, whether Mr. Horowitz is employed by us or not; provided, that, Mr. Horowitz’s employment has not been terminated by the Company “For Cause” (as defined) or terminated by Mr. Horowitz without “Good Reason” (as defined).  In the event that Mr. Horowitz’s employment is terminated by the Company “Other Than For Cause” (as defined) or by Mr. Horowitz for “Good Reason” (as defined), Mr. Horowitz shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) the minimum annual bonus of $150,000 and (iii) accelerated vesting of all unvested options and warrants.  In connection with the Agreement, Mr. Horowitz has agreed not to compete with the Company as follows: (i) during the term of the Agreement and for a period of 12 months thereafter if his employment is terminated “Other Than For Cause” (as defined) provided he is paid his 12 month base salary severance amount and (ii) for a period of two years from the termination date, if terminated “For Cause” by the Company or “Without Good Reason” by Mr. Horowitz.

Note C - Employment ARRANGEMENTS AND OTHER AGREEMENTS

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

NOTE D - LITIGATION

[1] In February 2008, the Company commenced litigation against several major data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of the Company’s Remote Power Patent.  The complaint named as defendants Cisco Systems, Inc., Cisco Linksys, LLC, Enterasys Networks, Inc., 3COM Corporation, Inc., Extreme Networks, Inc., Foundry Networks, Inc., Netgear, Inc. and Adtran, Inc.  The Company seeks injunctive relief and monetary damages, for infringement based upon reasonable royalties as well as treble damages for the defendants’ continued willful infringement of the Remote Power Patent.  The Defendants, in their answers to the complaint, asserted that they do not infringe any valid claim of the Remote Power Patent, and further asserted that, based on several different theories, the patent claims are invalid or unenforceable.  In addition to these defenses, the defendants also asserted counterclaims for, among other things, non-infringement, invalidity, and unenforceability of the Remote Power Patent.  A Markman hearing, a hearing on claim construction of our Remote Power Patent, was held in December 2009 and a trial date has been set for July 2010.  On February 16, 2010, the United States District Court for the Eastern District of Texas, Tyler Division, issued its Markman Order in which the Court adopted a number of constructions proposed by the Company, while also adopting constructions proposed by defendants as well as effectively invalidating two of the Company’s claims at issue.  A Markman Order that does not entirely adopt either the plaintiff’s or defendants’ position is common in patent litigation.  In the event that the Court determines that the Remote Power Patent is not valid or enforceable, and/or that the defendants do not infringe, any such determination would have a material adverse effect on the Company.

On May 29, 2009 the Company announced that the Company had agreed to settle the above referenced litigation with respect to Netgear, Inc. (“Netgear”).  As part of the settlement and under its Special Licensing Program, Netgear entered into a license agreement with the Company for the Remote Power Patent and the Company agreed that all claims and counterclaims involving Netgear in the litigation would be dismissed with prejudice.  Under the terms of the license, Netgear licenses the Remote Power Patent from the Company for its

NOTE D - LITIGATION (continued)

full term (which expires in March 2020), and pays quarterly royalties (beginning as of April 1, 2009) based on its sales of Power over Ethernet products, including those Power over Ethernet products which comply with the Institute of Electrical and Electronic Engineers 802.3af and 802.3at Standards.  Licensed products include Netgear’s Power over Ethernet enabled switches and wireless access points.  The royalty rates included in the license are 1.7% of the sales price of Power Sourcing Equipment, which includes Ethernet switches, and 2% of the sales price of Powered Devices, which includes wireless access points.   The royalty rates are subject to adjustment, under certain circumstances, if the Company grants a license to other licensees with lower royalty rates and Netgear is able to and agrees to assume all material terms and conditions of such other license. In addition, Netgear made a payment of $350,000 to the Company with respect to the settlement.

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

[3] On November 16, 2005, the Company entered into a Settlement Agreement with PowerDsine, Inc. and PowerDsine Ltd. (collectively, “PowerDsine”) which dismissed, with prejudice, patent litigation brought by PowerDsine against the Company in March 2004 in the United States District Court for the Southern District of New York that sought a declaratory judgment that the Company’s Remote Power Patent was invalid and not infringed by PowerDsine and/or its customers.  Under the terms of the Settlement Agreement, the Company agreed that, under certain circumstances, it would not initiate litigation against PowerDsine for its sale of Power over Ethernet (PoE) integrated circuits.  In addition, the Company agreed that it would not seek damages for infringement from customers that incorporate PowerDsine integrated circuit products in PoE capable Ethernet switches manufactured on or before  April 30, 2006. PowerDsine has agreed that it will not initiate, assist or cooperate in any legal action relating to the Remote Power Patent.  In June 2008 the Company entered into a new agreement with Microsemi Corp-Analog Mixed Signal Group

NOTE D - LITIGATION (continued)

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

NOTE E –SUBSEQUENT EVENTS:

On April 16, 2010, the Company’s Board of Directors extended for three years the expiration dates of certain outstanding options to purchase an aggregate of 955,000 shares of common stock, exercisable at $0.68 per share, which were to expire in 2010.  Of these options, 750,000 are owned by CMH Capital Management Corp., an entity in which the Company’s Chairman and Chief Executive Office is the sole officer, director and shareholder, 5,000 are owned by the Company’s Chairman and Chief Executive Officer and 75,000 are owned by the Company’s Chief Financial Officer.  The Company incurred non-cash compensation charges of $153,000 with respect to the aforementioned option extensions.  Also on April 16, 2010, the Company issued to two consultants aggregate options to purchase 200,000 shares of its common stock, at an exercise price of $0.90 per share.  The non-cash compensation charges incurred with respect to such option grants was $73,000.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WHICH ARE STATEMENTS THAT INCLUDE INFORMATION BASED UPON BELIEF OF OUR MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION AVAILABLE TO MANAGEMENT.  STATEMENTS CONTAINING TERMS SUCH AS “BELIEVES”, “EXPECTS”, “ANTICIPATES”, “INTENDS” OR SIMILAR WORDS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS.  ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED BEGINNING ON PAGES 9-14 OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR 2009.

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

To date, our efforts with respect to our intellectual property have focused on licensing our patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the “Remote Power Patent”).  As of March 31, 2010, we had entered into six license agreements with respect to our Remote Power Patent which, among others, included license agreements with D-Link, Microsemi Corporation and Netgear, Inc. (See Note D to our financial statements included as part of our Quarterly Report).  During the next 12 months we do not presently anticipate licensing efforts for our other currently owned patents besides our Remote Power Patent.  We may seek to acquire additional patents in the future.

To date we have incurred significant losses and at March 31, 2010 had an accumulated deficit of $(54,131,000).  For the year ended December 31, 2009 and for the three months ended March 31, 2010, we incurred net losses of $(2,578,000) and $(658,000), respectively.  We anticipate that we will continue to incur losses until we enter into additional license agreements with respect to our patented technologies.  We achieved revenue of $811,000 from our technology licensing business for the year ended December 31, 2009 and $118,000 for the three months ended March 31, 2010 with respect to royalties pertaining to our Remote Power Patent.  Our inability to consummate additional material license agreements and achieve revenue from our patented technologies would have a material adverse effect on our operations and our ability to continue business.

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

In August 2007 we finalized the settlement of our patent litigation against D-Link in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent (U.S. Patent No. 6,218,930).  Under the terms of the settlement, D-Link licenses our the Remote Power Patent the terms of which include monthly royalty payments of 3.25% (as adjusted as noted below) of the net sales of D-Link branded Power over Ethernet products, including those products which comply with the IEEE 802.3af and 802.3at Standards, for the full life of our Remote Power Patent, which expires in March 2020.  In addition, D-Link paid us $100,000 upon signing the settlement agreement.  The royalty rate is subject to adjustment beginning to a rate consistent with other similarly situated licensees of our Remote Power Patent based on units of shipments of licensed products.  In June 2009, based upon several licenses issued to third parties under the Company’s Special Licensing Program, the Company agreed with D-Link to adjust the royalty rate to 1.7% of the sales price for Power Servicing Equipment (which includes Ethernet switches) and 2.0% of the sales price for Powered Devices (which includes wireless access points).

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

In August 2007 we finalized the settlement of our patent litigation against D-Link in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent (U.S. Patent No. 6,218,930).  Under the terms of the settlement, D-Link licenses our Remote Power Patent the terms of which include monthly royalty payments of 3.25% (as adjusted as noted below) of the net sales of D-Link branded Power over Ethernet products, including those products which comply with the IEEE 802.3af and 802.3at Standards, for the full life of our Remote Power Patent, which expires in March 2020.  In addition, D-Link paid us $100,000 upon signing the settlement agreement.  The royalty rate is subject to adjustment to a rate consistent with other similarly situated licensees of our Remote Power Patent based on units of shipments of licensed products.  In June 2009, based upon several licenses issued to third parties under our Special Licensing Program, we agreed with D-Link to adjust the royalty rate to 1.7% of the sales price for Power Servicing Equipment (which includes Ethernet switches) and 2.0% of the sales price for Powered Devices (which includes wireless access points).

As part of our Special Licensing Program and our agreement with Microsemi Corp-Analog Mixed Signal Group Ltd. (“Microsemi-Analog”) entered into in June 2009, Microsemi Corporation (“Microsemi”), the parent company of Microsemi-Analog, entered into a license agreement, dated August 13, 2009, with us with respect to the Remote Power Patent.  The license agreement provides that Microsemi is obligated to pay us quarterly royalty payments of 2% of the sales price for certain of Microsemi’s Midspan PoE products for the full term of the Remote Power Patent (through March 2020).

Notwithstanding our license agreements with Netgear, D-Link and Microsemi described above, there is no assurance that we will achieve significant royalty revenue from such licenses, that we will be able to achieve additional material license agreements with third parties relating to our Remote Power Patent or our other patents, or that such license arrangements will result in material revenue to us.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared To Three Months Ended March 31, 2009

We had revenues of $118,000 and $27,000 for the three months ended March 31, 2010 and March 31, 2009, respectively, which were related to the receipt of royalties pursuant to our license agreements with D-Link, Microsemi and others.  The revenue increase of $81,000 for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was due to additional license agreements.

We had a cost of revenue of $6,000 and $1,000 for the three months ended March 31, 2010 and March 31, 2009, respectively, which was related to the payment of bonus compensation based upon royalties pursuant to our employment agreement with our Chief Executive Officer.  The gross profit for the three months ended March 31, 2010 was $112,000 as compared to $26,000 for the three months ended March 31, 2009.

General and administrative expenses include overhead expenses, and finance, accounting, legal and other professional services incurred by us.  General and administrative expenses increased by $287,000, from $436,000 for the three months ended March 31, 2009 to $724,000 for the three months ended March 31, 2010, due primarily to increased fees and expenses with respect to litigation involving our Remote Power Patent.

We incurred an operating loss of ($658,000) for the three months ended March 31, 2010 compared with an operating loss of ($965,000) for the three months ended March 31, 2009.  Included in the operating loss for the three months ended March 31, 2010 was $47,000 in charges relating to non-cash compensation expenses due primarily to the adjustment of the exercise prices of certain outstanding options and warrants (See Note A[3] to our financial statements included herein) as compared to $555,000 for such non-cash expenses for the three months ended March 31, 2009.

No provision for or benefit from federal, state or foreign income taxes was recorded for three months ended March 31, 2010 and March 31, 2009 because we incurred net operating losses and fully reserved our deferred tax assets as their future realization could not be determined.

As a result of the foregoing, we incurred a net loss of $(658,000) for the three months ended March 31, 2010 compared with a net loss of $(964,000) for the three months ended March 31. 2009.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from the sale of equity securities and royalty revenue from licensing our Remote Power Patent.  We anticipate, based on currently proposed plans and assumptions, relating to our operations, that our cash and cash equivalents of approximately $2,269,000 as of March 31, 2010 will more likely than not be sufficient to satisfy our operations and capital requirements until at least June 30, 2011.  There can be no assurance, however, that such funds will not be expended prior thereto. In the event our plans change, or our assumptions change, or prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise), we may have insufficient funds to support our operations prior to June 30, 2011.  Our inability to consummate licensing arrangements with respect to our Remote Power Patent and generate revenues therefrom on a timely basis or obtain additional financing when needed would have a material adverse effect on our company, requiring us to curtail or cease operations. In addition, any equity financing may involve substantial dilution to our current stockholders.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

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

(b) Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

Pending Litigation Against Major Data Networking Equipment Manufacturers

In February 2008, we commenced litigation against eight major data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  Our complaint named as defendants Cisco Systems, Inc., Cisco Linksys, LLC, Enterasys Networks, Inc., 3COM Corporation, Inc., Extreme Networks, Inc., Foundry Networks, Inc., Netgear, Inc. and Adtran, Inc.  We seek injunctive relief and monetary damages for infringement based upon reasonable royalties as well as treble damages for the defendants’ continued willful infringement of our Remote Power Patent.  The defendants, in their answers to our complaint, have asserted that they do not infringe any valid claim of our Remote Power Patent, and further asserted that, based on several different theories, the patent claims are invalid or unenforceable.  In addition to these defenses, the defendants also asserted counterclaims for, among other things, non-infringement, invalidity, and unenforceability of our Remote Power Patent.  A Markman hearing, a hearing on claim construction of our Remote Power Patent, was held in December 2009 and a trial date has been set for July, 2010.  On February 16, 2010, the United States District Court for the Eastern District of Texas, Tyler Division, issued its Markman Order in which the Court adopted a number of constructions proposed by us, while also adopting constructions proposed by defendants as well as effectively invalidating two of our claims at issue.  A Markman Order that does not entirely adopt either the plaintiff’s or defendants’ position is common in patent litigation.    In the event that the Court determines that our Remote Power Patent is not valid or enforceable, and/or that the defendants do not infringe, any such determination would have a material adverse effect on our company.

On May 29, 2009 we announced that we had agreed to settle the above referenced litigation with respect to Netgear, Inc. (“Netgear”).  As part of the settlement and under its Special Licensing Program, Netgear entered into a license agreement with us for the Remote Power Patent and we agreed that all claims and counterclaims involving Netgear in the litigation would be dismissed with prejudice.  Under the terms of the license, Netgear licenses our Remote Power Patent from us for its full term (which expires in March 2020), and pays quarterly royalties (beginning as of April 1, 2009) based on its sales of Power over Ethernet products, including those Power over Ethernet products which comply with the Institute of Electrical and Electronic Engineers 802.3af and 802.3at Standards.  Licensed products include Netgear’s Power over Ethernet enabled switches and wireless access points.  The royalty rates included in the license are 1.7% of the sales price of Power Sourcing Equipment, which includes Ethernet switches, and 2% of the sales price of Powered Devices, which includes wireless access points.   The royalty rates are subject to adjustment, under certain circumstances, if we grant a license to other licensees with lower royalty rates and Netgear is able to and agrees to assume all material terms and conditions of such other license. In addition, Netgear made a payment of $350,000 to us with respect to the settlement.

D-Link Settlement

In August 2005, we commenced patent litigation against D-Link Corporation and D-Link Systems, Incorporated (collectively “D-Link”) in the United States District Court for the Eastern District of Texas, Tyler division, for infringement of its Remote Power Patent.  Our complaint sought, among other things, a judgment that the Remote Power Patent is enforceable and has been infringed by the defendants.  We also sought a permanent injunction restraining the defendants from continued infringement, or active inducement of infringement by others, of its Remote Power Patent.

In August 2007, we finalized the settlement of its patent infringement litigation against D-Link.  Under the terms of the settlement, D-Link entered into a license agreement for our Remote Power Patent the terms of which include monthly royalty payments of 3.25% (subject to adjustment as noted below) of the net sales of D-Link Power over Ethernet products, including those products which comply with the IEEE 802.3af and 802.3at Standards, for the full term of the Remote Power Patent, which expires in March 2020.  In addition, D-Link paid us $100,000 upon signing of the Settlement Agreement.  The royalty rate is subject to adjustment to a rate consistent with other similarly situated licensees of our Remote Power Patent based on units of shipments of licensed products.  In June 2009, based upon several licenses issued to third parties under our Special Licensing Program, we agreed with D-Link to adjust the royalty rate to 1.7% of the sales price for Power Servicing Equipment (which includes Ethernet switches) and 2.0% of the sales price for Powered Devices (which includes wireless access points).

Microsemi (PowerDsine) Settlement

On November 16, 2005, we entered into a Settlement Agreement with PowerDsine, Inc. and PowerDsine Ltd. (collectively, “PowerDsine”) which dismissed, with prejudice, patent litigation brought by PowerDsine against us in March 2004 in the United States District Court for the Southern District of New York that sought a declaratory judgment that our Remote Power Patent was invalid and not infringed by PowerDsine and/or its customers.  Under the terms of the Settlement Agreement, we agreed that, under certain circumstances, it would not initiate litigation against PowerDsine for its sale of Power over Ethernet (PoE) integrated circuits.  In addition, we agreed that it would not seek damages for infringement from customers that incorporate PowerDsine integrated circuit products in PoE capable Ethernet switches manufactured on or before  April 30, 2006. PowerDsine has agreed that it will not initiate, assist or cooperate in any legal action relating to the Remote Power Patent.  In June 2008 we entered into a new agreement with Microsemi Corp-Analog Mixed Signal Group Ltd (“Microsemi Analog”), previously PowerDsine Ltd, a subsidiary of Microsemi Corporation (“Microsemi”), a leading manufacturer of high performance analog mixed-signal integrated circuits and high reliability semiconductors, which, among other things, amended the prior Settlement Agreement entered into between the parties in November 2005.  As part of our Special Licensing Program and our agreement with Microsemi Analog entered into in June 2008, Microsemi entered into a license agreement, dated August 13, 2008, with us with respect to its Remote Power Patent.  The license agreement provides that Microsemi is obligated to pay us quarterly royalty payments of 2% of the sales price for certain of Microsemi’s Midspan PoE products for the full term of our Remote Power Patent (March 2020).

ITEM 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and trading price of our common stock.

Our Annual Report on Form 10-K for the year ended December 31, 2009 includes a detailed discussion of our risk factors and should be carefully considered by investors.

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
David C. Kahn
Chief Financial Officer

Date:  May 14, 2010