Form 10-Q
period 2010-06-30
NETWORK 1 SECURITY SOLUTIONS INC
filed 2010-08-16
CIK 1065078

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ______ to ______

Commission File Number 1-15288

NETWORK-1 SECURITY SOLUTIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-3027591
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

445 Park Avenue, Suite 1018, New York, New York 10022
(Address of principal executive offices)

                 212-829-5770
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§223.405) of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “Large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares of Common Stock, $.01 par value per share, outstanding as of August 11, 2010 was 24,398,057.

NETWORK-1 SECURITY SOLUTIONS, INC.

Form 10-Q INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NETWORK-1 SECURITY SOLUTIONS, INC.

CONDENSED BALANCE SHEETS
UNAUDITED

	June 30,	DECEMBER 31,
	2010	2009
	(UNAUDITED)
Assets:

Current assets:
Cash and cash equivalents	$1,950,000	$3,022,000
Royalty and Interest Receivable	137,000	120,000
Other current assets	36,000	70,000

Total current assets	2,123,000	3,212,000

Security Deposits	6,000	6,000
Patents	88,000	92,000

	$2,217,000	$3,310,000

Liabilities:

Current liabilities:
Accounts payable	$626,000	$324,000
Accrued expenses and other current liabilities	160,000	261,000

Total current liabilities	786,000	585,000

Commitments and contingencies

Stockholders’ Equity

Common stock - $0.01 par value; authorized 50,000,000 shares; 24,398,057 and 24,135,557 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	244,000	241,000

Additional paid-in capital	56,475,000	55,957,000
Accumulated deficit	(55,288,000)	(53,473,000)

	1,431,000	2,725,000

	$2,217,000	$3,310,000

See notes to condensed financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Royalty Revenue	$174,000	$487,000	$292,000	$514,000
Cost of Revenue	9,000	64,000	15,000	65,000
Gross Profit	165,000	423,000	277,000	449,000

Operating expenses:
General and administrative	1,053,000	529,000	1,776,000	966,000
Non-Cash Compensation	269,000	191,000	316,000	746,000
Total Operating Expense	1,322,000	720,000	2,092,000	1,709,000

Loss before interest income	(1,157,000)	(297,000)	(1,815,000)	(1,263,000)
Interest income – net	—	—	—	1,000

Net Loss	$(1,157,000)	$(297,000)	$(1,815,000)	$(1,262,000)

Loss per common share: basic and diluted	$(0.05)	$(0.01)	$(0.08)	$(0.05)

Weighted average shares: basic and diluted	24,250,942	24,135,557	24,193,568	24,135,557

See notes to condensed financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.
CONDENSED STATEMENTS OF CASH FLOW
UNAUDITED

	SIX MONTHS ENDED JUNE 30,

	2010	2009

Cash flows from operating activities:
Net loss	$(1,815,000)	$(1,262,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,000	4,000

Non Cash Compensation	316,000	746,000
Changes in:
Prepaid expenses and other current assets	17,000	44,000
Accounts payable, accrued expenses and other current liabilities	201,000	(147,000)

Net cash used in operating activities	(1,277,000)	(615,000)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities	—	—
Exercise of Warrants – Net	205,000	—

NET INCREASES (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,072,000)	(615,000)
Cash and cash equivalents, beginning of period	3,022,000	4,484,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,950,000	$3,869,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	—	$2,000
Taxes	$—	$—

See notes to condensed financial statements

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] BASIS OF PRESENTATION:

The accompanying condensed financial statements as of June 30, 2010 and for the three and six month periods ended June 30, 2010 and June 30, 2009 are unaudited, but in the opinion of the management of Network-1 Security Solutions, Inc. (the “Company”), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company’s financial position as of June 30, 2010, and the results of its operations and its cash flows for the three and six month periods ended June 30, 2010 and June 30, 2009. The condensed financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results of operations to be expected for the full year.

[2] BUSINESS:

(a)  The principal business of the Company is the acquisition, development, licensing and protection of its intellectual property. The Company presently owns six patents (the “Patent Portfolio”) covering various telecommunications and data networking technologies including, among others, patents covering the delivery of power over Ethernet cable for the purpose of remotely powering network devices, and the transmission of audio, video and data over computer and telephony networks. The Company’s strategy is to pursue licensing and strategic business alliances with companies in the industries that manufacture and sell products that make use of the technologies underlying its patents as well as with other users of the technology who benefit directly from the technology including corporate, educational and governmental entities.  To date, the Company’s efforts with respect to its Patent Portfolio have focused on licensing its remote power patent (U.S. Patent No. 6,218,930) covering the control of power delivery of Ethernet cables (the “Remote Power Patent”).  As of June 30, 2010, the Company had entered into 6 license agreements with respect to its Remote Power Patent which, among others, included license agreements with D-Link (See Note D[2]), Microsemi Corporation (See Note D[3]) and Netgear, Inc. (See Note D[1].  The Company may seek to acquire additional patents in the future.  The Company continually reviews opportunities to acquire or license additional intellectual property for the purpose of pursuing licensing opportunities.

[2] BUSINESS: (continued)

(b)  As reflected in the accompanying financial statements, the Company has incurred substantial losses and has experienced net cash outflows from operations for the year ended December 31, 2009 and the three and six month periods ended June 30, 2010.  For the year ended December 31, 2009 and the three and six month periods ended June 30, 2010, the Company had revenue $811,000, $174,000 and $292,000, respectively.  The Company has been dependent upon royalty revenue from the license of its Remote Power Patent and equity financing to fund its operations.  The Company had cash and cash equivalents of $1,950,000 as of June 30, 2010.

[3] STOCK-BASED COMPENSATION:

During the six month period ended June 30, 2010 the Company recorded non-cash compensation expense of $74,000 for the vested portion (125,000 shares) of options to purchase 750,000 shares issued to the Company’s Chairman and Chief Executive Officer in June 2009 (See Note C).  In addition, during the six month period ended June 30, 2010 the Company recorded non-cash compensation expense of $16,000 and for the vested portion of options granted to its Chief Financial Officer, directors and consultants prior to January 1, 2010.

On April 16, 2010, the Company’s Board of Directors extended for three years the expiration dates of certain outstanding options to purchase an aggregate of 955,000 shares of common stock, exercisable at $0.68 per share, which were to expire from between April 18, 2010 to September 16, 2010.  Of these options, 750,000 were owned by CMH Capital Management Corp., an entity in which the Company’s Chairman and Chief Executive Office is the sole officer, director and shareholder, and were re-issued, as extended, in the name of Corey M. Horowitz, 5,000 are owned by the Company’s Chairman and Chief Executive Officer and 75,000 are owned by the Company’s Chief Financial Officer.  The Company incurred non-cash compensation charges of $153,000 with respect to the aforementioned option extensions.  Also on April 16, 2010, the Company issued to two consultants aggregate options to purchase 200,000 shares of its common stock, at an exercise price of $0.90 per share.  The non-cash compensation charges incurred with respect to such option grants was $73,000.

On March 11, 2009, the Board of Directors of the Company approved adjustments to the exercise prices and terms of certain of its outstanding options and warrants as described below and as a result the Company recorded non-cash compensation expense of $541,000 for the three month period ended March 31, 2009:

[3] STOCK-BASED COMPENSATION: (continued)

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

(iii)
 the exercise price of warrants to purchase an aggregate of 1,666,667 shares of common stock, (including warrants to purchase an aggregate of 1,150,001 shares owned by three principal stockholders of the Company), at an exercise price of $2.00 per share, which warrants were issued as part of the Company’s private placement completed in April 2007, were adjusted to an exercise price of $1.75 per share for the remaining exercise period of such warrants (April 16, 2012), subject to the adjustments set forth in item (iv) below; and

(iv)
in the event that any holders of the above referenced outstanding warrants, issued as part of the Company’s December 2004/January 2005 or the April 2007 private placements, exercised such warrants at anytime up to and including December 31, 2009, the exercise price of all such warrants was to be adjusted to $1.25 per share.  No such exercises of warrants took place.

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

On June 8, 2009, as part of the terms of the Company’s new employment agreement with its Chairman and Chief Executive Officer, the Board of Directors of the Company issued to the Company’s Chairman and Chief Executive Officer ten-year options to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.83 per share.  The options vest in equal quarterly amounts of 62,500 shares beginning June 30, 2009 through March 31, 2012, subject to accelerated vesting upon a change of control (See Note C).  During the six months ended June 30, 2009 the Company recognized non-cash compensation expense of $37,000 for these options based on the Black-Scholes option-pricing model.

In addition, on June 8, 2009, as part of the terms of the Company’s new employment agreement with its Chairman and Chief Executive Officer, the Board of Directors extended the expiration dates for 5 years of options to purchase an aggregate of 417,500 shares (which were to expire in 2009) issued to the Company’s Chairman and Chief Executive.  The Company recorded non-cash compensation of $132,000 relating to the aforementioned extension of such option expiration dates.

On June 30, 2009, the Company issued to two individuals aggregate options to purchase 20,000 shares of its common stock, at an exercise price of $1.00 per share.  The non-cash charge incurred with respect to such option grants was $8,000.

The fair value of each Company option grant on the date of grant is estimated using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	SIX MONTHS ENDED JUNE 30,
	2010	2009
Risk-free interest rates	2.71%	2.54% - 2.95%
Expected option life in years	5 yrs.	5-10yrs.
Expected stock price volatility	42.75%	62.04%
Expected dividend yield	-0-	-0-

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

[5] LOSS PER SHARE:

Basic net loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. Potential shares of 12,275,562 and 12,898,082 at June 30, 2010 and 2009, respectively, are anti-dilutive, and are not included in the calculation of diluted loss per share. Such potential common shares reflect outstanding options and warrants.

[6] CASH EQUIVALENTS:

The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At June 30, 2010, the Company maintained cash balance of $ 1,200,000 in excess of FDIC limits.

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

[2] Amended Patent Purchase Agreement:

On January 18, 2005, the Company and Merlot Communications, Inc. (“Merlot”) amended the Patent Purchase Agreement originally entered into in November 2003 (the “Amendment”) pursuant to which the Company paid an additional purchase price of $500,000 to Merlot in consideration for the restructuring of future contingent payments to Merlot from the licensing or sale of the Patents.  The Amendment provides for future contingent payments by the Company to Merlot of $1.0 million upon achievement of $25 million of Net Royalties (as defined), an additional $1.0 million upon achievement of $50 million of Net Royalties and an additional $500,000 upon achievement of $62.5 million of Net Royalties from licensing or sale of the patents acquired from Merlot.  Certain then principal stockholders of the Company and related parties were also principal stockholders and directors of Merlot at the time of the original agreement in November 2003 and the Amendment.

[3] Legal Fees:

Dovel & Luner, LLP provides legal services to the Company with respect to the litigation commenced in February 2008 against several major data networking equipment manufacturers (See Note D[1]).  The terms of the Company’s agreement with Dovel & Luner, LLP provide for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of up to 24% depending upon when an outcome is achieved.  During the six months ended June 30, 2010 and 2009, the Company paid Dovel & Luner, LLP cash legal fees of $300,000 and $240,000, respectively, and contingency fees of approximately $-0- and $39,000 respectively.

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

Note C - Employment Arrangements and Other Agreements

On June 8, 2009, the Company entered into a new Employment Agreement with Corey M. Horowitz pursuant to which he continues to serve as Chairman and Chief Executive Officer for a three year term at an annual base salary of $375,000 (retroactive to April 1, 2009) for the first year, increasing by 5% on each of April 1, 2010 and April 1, 2011.  He also receives a cash bonus of no less than $150,000 on an annual calendar year basis (beginning with the year ended December 31, 2009) no later than January 15 of the following year, for the three year term of the agreement.    In connection with the Agreement, Mr. Horowitz was issued a ten (10) year option to purchase 750,000 shares of the Company’s common stock at an exercise price of 0.83 per share, which vests in equal quarterly amounts of 62,500 shares beginning June 30, 2009 through March 31, 2012, subject to acceleration upon a change of control.  Mr. Horowitz shall forfeit the balance of unvested shares if his employment has been terminated “For Cause” (as defined) by the Company or without Good Reason (as defined) by Mr. Horowitz.  In addition to the aforementioned option grant, the Company extended for an additional five (5) years the expiration dates of all options (an aggregate of 417,500 shares) expiring in the calendar year 2009 owned by Mr. Horowitz.

Under the terms of the Agreement, Mr. Horowitz is also to receive additional bonus compensation in an amount equal to 5% of the Company’s royalties or other payments (exclusive of proceeds from the sale of the Company’s patents which is covered below) with respect to the Company’s Remote Power Patent and 12.5% of the Company’s royalties and other payments with respect to the Company’s other patents besides the Remote Power Patent (the “Additional Patents”) (all before deduction of payments to third parties including, but not limited to, legal fees and expenses and third party license fees) actually received from licensing its patented technologies (including patents owned as of the date of the Agreement and acquired or licensed on an exclusive basis during the period in which Mr. Horowitz continues to serve as an executive officer of the Company) (the “Royalty Bonus Compensation”).  In addition, during the term of his employment, Mr. Horowitz shall also be entitled to additional bonus compensation equal to (i) 5% of the gross proceeds from the sale of the Company’s Remote Power Patent and 12.5% of the gross proceeds from the sale of

Note C - Employment Arrangements and Other Agreements: (continued)

the Additional Patents, and (ii) 5% of the gross proceeds from  the merger of the Company with or into another entity.  The Royalty Bonus Compensation shall continue to be paid to Mr. Horowitz for the life of each of the Company’s patents with respect to licenses entered into with third parties during Mr. Horowitz’s term of employment or at anytime thereafter, whether Mr. Horowitz is employed by the Company or not; provided, that, Mr. Horowitz’s employment has not been terminated by the Company “For Cause” (as defined) or terminated by Mr. Horowitz without “Good Reason” (as defined).  In the event that Mr. Horowitz’s employment is terminated by the Company “Other Than For Cause” (as defined) or by Mr. Horowitz for “Good Reason” (as defined), Mr. Horowitz shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) the minimum annual bonus of $150,000 and (iii) accelerated vesting of all unvested options and warrants.  In connection with the Agreement, Mr. Horowitz has agreed not to compete with the Company as follows: (i) during the term of the agreement and for a period of 12 months thereafter if his employment is terminated “Other Than For Cause” (as defined) provided he is paid his 12 month base salary severance amount and (ii) for a period of two years from the termination date, if terminated “For Cause” by the Company or “Without Good Reason” by Mr. Horowitz.

NOTE D - LITIGATION

[1] In February 2008, the Company commenced litigation against several major data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of the Company’s Remote Power Patent.  The complaint named as defendants Cisco Systems, Inc., Cisco Linksys, LLC, Enterasys Networks, Inc., 3COM Corporation, Inc., Extreme Networks, Inc., Foundry Networks, Inc., Netgear, Inc. and Adtran, Inc.  The Company sought injunctive relief and monetary damages for infringement based upon reasonable royalties as well as treble damages for the defendants continued willful infringement of the Remote Power Patent.

In May 2009 the Company settled the above referenced litigation with respect to Netgear, Inc. (“Netgear”).  As part of the settlement and under the Company’s Special Licensing Program, Netgear entered into a license agreement with the Company for the Remote Power Patent, effective April 1, 2009. Under the terms of the license, Netgear licenses the Remote Power Patent for its full term which expires in March 2020, and pays quarterly royalties (beginning as of April 1, 2009) based on its sales of Power over Ethernet products, including those PoE products which comply with the Institute of Electrical and Electronic Engineers 802.3af and 802.3at Standards.  Licensed products include Netgear’s Power over Ethernet enabled switches and wireless access points.  The royalty rates included in the license are 1.7% of the sales price of Power Sourcing Equipment, which includes Ethernet switches, and 2% of the sales price of Powered Devices, which includes wireless access points.   The royalty rates are subject to adjustment, under certain circumstances, if the Company grants a license to other licensees with lower royalty rates and Netgear is able to and agrees to assume all material terms and conditions of such other license. In addition, Netgear paid the Company $350,000 upon the signing of the license agreement.

NOTE D – LITIGATION: (continued)

[2] In August 2005, the Company commenced patent litigation against D-Link Corporation and D-Link Systems, Incorporated (collectively “D-Link”) in the United States District Court for the Eastern District of Texas, Tyler division (Civil Action No. 6:05W291), for infringement of the Company’s Remote Power Patent (the “D-Link Litigation”).  The complaint sought, among other things, a judgment that the Company’s Remote Power Patent is enforceable and has been infringed by the defendants.  The Company also sought a permanent injunction restraining the defendants from continued infringement, or active inducement of infringement by others, of the Remote Power Patent.

In August 2007, the Company finalized the settlement of the D-Link Litigation.  Under the terms of the settlement, D-Link entered into a license agreement for the Company’s Remote Power Patent the terms of which include monthly royalty payments of 3.25% (subject to adjustment as noted below) of the net sales of D-Link Power over Ethernet products, including those products which comply with the IEEE 802.3af and 802.3at Standards, for the full term of the Remote Power Patent, which expires in March 2020.  In addition, D-Link paid the Company $100,000 upon signing of the Settlement Agreement.  The royalty rate is subject to adjustment to a rate consistent with other similarly situated licensees of the Remote Power Patent based on units of shipments of licensed products.   In June 2009, based upon several licenses issued to third parties under the Company’s Special Licensing Program, the Company agreed with D-Link to adjust the royalty rate to 1.7% of the sales price for Power Servicing Equipment (which includes Ethernet switches) and 2.0% of the sales price for Powered Devices (which includes wireless access points).

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

NOTE E – SUBSEQUENT EVENTS

On July 19, 2010, the Company announced that it agreed to settle its patent litigation against Adtran, Inc, Cisco Systems, Inc. and Cisco-Linksys, LLC, (collectively, “Cisco”), Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., and 3Com Corporation, Inc., pending in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of the Company’s Remote Power Patent, U.S. Patent No. 6,218,930 (“Remote Power Patent”).  As part of the settlement, Adtran, Cisco, Enterasys, Extreme Networks and Foundry Networks each entered into a settlement agreement with the Company and agreed to enter into non-exclusive licenses for the Remote Power Patent (the “Licensed Defendants”).  Under the terms of the licenses, the Licensed Defendants agreed to pay to the Company an aggregate upfront payment of approximately $32 million and have also agreed to license the Remote Power Patent for its full term, which expires in March 2020.  In addition, Cisco agreed to pay royalties (beginning in 2011) based on its sales of Power over Ethernet (“PoE”) products up to maximum royalty payments per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent.  The royalty payments are subject to certain conditions including the continued validity of the Company’s Remote Power Patent, and the actual royalty amounts received may be less than the caps stated above.  The settlement with 3Com provides for a  dismissal of the litigation without prejudice.  The release covers sales of certain 3Com Power over Ethernet products sold through the date of the settlement.  In addition, the Company and 3Com’s parent, Hewlett Packard Corporation, agreed that the dismissal does not apply to Hewlett-Packard Power over Ethernet products and that any future litigation involving the Company and Hewlett Packard concerning the Remote Power Patent will be in the United States District Court for the Eastern District of Texas.  For more details about the settlement, please see our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2010.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WHICH ARE STATEMENTS THAT INCLUDE INFORMATION BASED UPON BELIEF OF OUR MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION AVAILABLE TO MANAGEMENT.  STATEMENTS CONTAINING TERMS SUCH AS “BELIEVES”, “EXPECTS”, “ANTICIPATES”, “INTENDS” OR SIMILAR WORDS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS.  ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED BEGINNING ON PAGES 9-14 OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR 2009 AND AS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q.

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

To date, our efforts with respect to our Patent Portfolio have focused on licensing our patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the “Remote Power Patent”).  As of June 30, 2010, we had entered into 6 license agreements with respect to our Remote Power Patent which, among others, included license agreements with D-Link, Microsemi Corporation and Netgear, Inc. (See Note D to our financial statements included as part of this quarterly report).  In addition, in July 2010 we reached 5 additional licenses with respect to settlements achieved concerning our litigation in the Eastern District of Texas.  (See Note E to our financial statements included as part of this quarterly report).  We may seek to acquire additional patents in the future. We continually review opportunities to acquire or license additional intellectual property for the purpose of pursuing licensing opportunities.

Through June 30, 2010 we incurred significant losses and at June 30, 2010 had an accumulated deficit of $(55,288,000).  For the year ended December 31, 2009 and for the three and six months ended June 30, 2010, we incurred net losses of $(2,758,000), $(1,157,000) and $(1,815,000), respectively.  We achieved revenue of $811,000 for the year ended December 31, 2009 and $292,000 for the six months ended June 30, 2010 with respect to royalties pertaining to our Remote Power Patent.  As a result of achieving settlements in July 2010 with the remaining defendants in our patent litigation in the Eastern District of Texas (See Note E to our financial statements included as part of this quarterly report), we will receive upfront payments of approximately $32 million and Cisco is obligated to pay us ongoing royalties based on its sales of PoE products.  Such payments will substantially improve our financial condition and satisfy our operational and capital requirements for the foreseeable future.

In February 2008, we commenced litigation against eight major data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  The complaint named as defendants Cisco Systems, Inc., Cisco Linksys, LLC, Enterasys Networks, Inc., 3COM Corporation, Inc., Extreme Networks, Inc., Foundry Networks, Inc., Netgear, Inc. and Adtran, Inc.  We sought injunctive relief and monetary damages for infringement based upon reasonable royalties as well as treble damages for the defendant’s continued willful infringement of our Remote Power Patent.

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

On July 19, 2010, we announced that we had agreed to settle this litigation with respect to Adtran, Inc, Cisco Systems, Inc. and Cisco-Linksys, LLC, (collectively, “Cisco”), Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., and 3Com Corporation, Inc.  As part of the settlement, Adtran, Cisco, Enterasys, Extreme Networks and Foundry Networks each entered into a settlement agreement with us and agreed to enter into non-exclusive licenses for the Remote Power Patent (the “Licensed Defendants”).  Under the terms of the licenses, the Licensed Defendants agreed to pay us an aggregate upfront payment of approximately $32 million and have also agreed to license the Remote Power Patent for its full term, which expires in March 2020.  In addition, Cisco agreed to pay royalties (beginning in 2011) based on its sales of Power over Ethernet (“PoE”) products up to maximum royalty payments per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent.  The royalty payments are subject to certain conditions including the continued validity of our Remote Power Patent, and the actual royalty amounts received may be less than the caps stated above.  For more details about the settlement, please see our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2010.

In August 2008, as part of our Special Licensing Program and our agreement with Microsemi Corp-Analog Mixed Signal Group Ltd. (“Microsemi-Analog”) entered into in June 2008, Microsemi Corporation (“Microsemi”), the parent company of Microsemi-Analog, entered into a license agreement with us with respect to the Remote Power Patent.  The license agreement provides that Microsemi is obligated to pay us quarterly royalty payments of 2% of the sales price for certain of Microsemi’s Midspan PoE products for the full term of the Remote Power Patent (through March 2020).

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

Notwithstanding the above referenced license agreements, there is no assurance that we will achieve significant royalty revenue from such licenses, that we will be able to achieve additional material license agreements with third parties relating to our Remote Power Patent or our other patents, or that such license arrangements will result in material revenue to us.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared To Three Months Ended June 30, 2009

We had revenue of $174,000 and $487,000 for the three months ended June 30, 2010 and 2009, respectively, which were related to the receipt of royalties from licensees of our Remote Power Patent.  The decreased revenue of $313,000 for the three months ended June 30, 2010 as compared to the three month period ended June 30, 2009 was due primarily to the $350,000 payment in 2009 from the settlement of our litigation with Netgear, Inc.

We had a cost of revenue of $9,000 and $64,000 for the three months ended June 30, 2010 and 2009, respectively, which decrease of $55,000 was related to the payment in 2009 of additional bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement, and contingent legal fees paid to Dovel & Luner, LLP, our patent litigation counsel in 2009.

The gross profit decreased $258,000 from $423,000 for the three months ended June 30, 2009 to $165,000 for the three months ended June 30, 2010.  Such decreased gross profit was the result of increased revenue for the three months ended June 30, 2009 due to the $350,000 payment from settlement of our litigation with Netgear, Inc.

General and administrative expenses include overhead expenses, and finance, accounting, legal and other professional services incurred by us.  General and administrative expenses increased by $524,000, from $529,000 for the three months ended June 30, 2009 to $1,053,000 for the three months ended June 30, 2010 due primarily to increased legal fees and expenses with respect to litigation involving our Remote Power Patent.

We incurred an operating loss of ($1,157,000) for the three months ended June 30, 2010 compared with an operating loss of ($297,000) for the three months ended June 30, 2009.  Included in the operating loss for the three months ended June 30, 2010 was $269,000 in charges relating to non-cash compensation expenses, primarily related to the issuance of options to our Chairman and Chief Executive Officer, the extension of expiration dates of options held by our Chairman and Chief Executive Officer and a consultant and the issuance of 200,000 options to certain consultants as compared to $191,000 for such non-cash compensation expenses for the three months ended June 30, 2009.

No provision for or benefit from federal, state or local income taxes was recorded for the three months ended June 30, 2010 and June 30, 2009 because we incurred net operating losses and fully reserved our deferred tax assets as their future realization could not be determined.

As a result of the foregoing, we incurred a net loss of $(1,157,000) for the three months ended June 30, 2010 compared with a net loss of $(297,000) for the three months ended June 30, 2009.

Six Months Ended June 30, 2010 Compared To Six Months Ended June 30, 2009

We had revenue of $292,000 and $514,000 for the six months ended June 30, 2010 and 2009, respectively, which were related to the receipt of royalties from licensees of our Remote Power Patent.  The revenue decrease of $222,000 for the six months ended June 30, 2010 as compared to the six month period ended June 30, 2009 was due primarily to the $350,000 payment from settlement of our litigation with Netgear, Inc. offset by increased royalties from other licensees in 2009.

We had a cost of royalties of $15,000 and $65,000 for the six months ended June 30, 2010 and 2009, respectively, which decrease of $50,000 was related to additional bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement, and contingent legal fees paid to Dovel & Luner, our patent litigation counsel in the six months ended June 30, 2009.

The gross profit for the six months ended June 30, 2010 decreased $172,000 from $449,000 for the six months ended June 30, 2009 to $277,000 for the six months ended June 30, 2010.  Such decreased gross profit was the result of decreased revenue for the six months ended June 30, 2010 due primarily to the $350,000 payment from settlement of our litigation with Netgear, Inc. received in the six months ended June 30, 2009.

General and administrative expenses include overhead expenses, and finance, accounting, legal and other professional services incurred by us.  General and administrative expenses increased by $810,000 from $966,000 for the six months ended June 30, 2009 to $1,776,000 for the six months ended June 30, 2010 due primarily to increased fees and expenses from our patent litigation.

We incurred an operating loss of ($1,815,000) for the six months ended June 30, 2010 compared with an operating loss of ($1,262,000) for the six months ended June 30, 2009.  Included in the operating loss for the six months ended June 30, 2010 was $316,000 in charges relating to non-cash compensation expenses primarily related to extension of expiration dates of outstanding options and warrants and the issuance of new options to certain consultants (see Note A[3] to our financial statements included in this quarterly report) as compared to $746,000 for such non-cash compensation expenses for the six months ended June 30, 2009.

No provision for or benefit from federal, state or local income taxes was recorded for six months ended June 30, 2010 and June 30, 2009 because we incurred net operating losses and fully reserved our deferred tax assets as their future realization could not be determined.

As a result of the foregoing, we incurred a net loss of $(1,815,000) for the six months ended June 30, 2010 compared with a net loss of $(1,262,000) for the six months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from royalty revenue from licensing our Remote Power Patent and the sale of equity securities.  In accordance with the settlement agreements achieved in July 2010 with Adtran, Cisco, Enterasys, Extreme Networks, and Foundry Networks, we will receive aggregate upfront payments of approximately $32 million and Cisco has agreed to pay royalties (beginning in 2011) based on its sales of Power over Ethernet (“PoE”) products (See Note E to our Financial Statements included in this quarterly report).  As a result of the July 2010 settlements, we will have sufficient cash to satisfy our operational and capital requirements for the foreseeable future.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this review, these officers concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

Pending Litigation Against Major Data Networking Equipment Manufacturers

In February 2008, we commenced litigation against eight major data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  The complaint named as defendants Cisco Systems, Inc., Cisco Linksys, LLC, Enterasys Networks, Inc., 3COM Corporation, Inc., Extreme Networks, Inc., Foundry Networks, Inc., Netgear, Inc. and Adtran, Inc.  We sought injunctive relief and monetary damages for infringement based upon reasonable royalties as well as treble damages for the defendants’ continued willful infringement of our Remote Power Patent.

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

On July 19 , 2010, we announced that we had agreed to settle this litigation with respect to Adtran, Inc, Cisco Systems, Inc. and Cisco-Linksys, LLC, (collectively, “Cisco”), Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., and 3Com Corporation, Inc.  As part of the settlement, Adtran, Cisco, Enterasys, Extreme Networks and Foundry Networks each entered into a settlement agreement with us and agreed to enter into non-exclusive licenses for the Remote Power Patent (the “Licensed Defendants”).  Under the terms of the licenses, the Licensed Defendants agreed to pay us an aggregate upfront payment of approximately $32 million and have also agreed to license the Remote Power Patent for its full term, which expires in March 2020.  In addition, Cisco agreed to pay royalties (beginning in 2011) based on its sales of Power over Ethernet (“PoE”) products up to maximum royalty payments per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent.  The royalty payments are subject to certain conditions including the continued validity of our Remote Power Patent, and the actual royalty amounts received may be less than the caps stated above.  The settlement with 3Com provides for a dismissal of the litigation without prejudice.  The release covers sales of certain 3Com Power over Ethernet products sold through the date of the settlement.  In addition, we and 3Com’s parent, Hewlett Packard Corporation, agreed that the dismissal does not apply to Hewlett-Packard Power over Ethernet products and that any future litigation involving us and Hewlett Packard concerning the Remote Power Patent will be in the United States District Court for the Eastern District of Texas.  For more details about the settlement, please see our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2010.

ITEM 1A.   RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and trading price of our common stock.

Our Annual Report on Form 10-K for the year ended December 31, 2009 includes a detailed discussion of our risk factors and should be carefully considered by investors.  There were no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 except as otherwise disclosed in this Quarterly Report on Form 10-Q.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.  OTHER INFORMATION

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

Date:  August 16, 2010