Form 10-Q
period 2010-09-30
NETWORK 1 SECURITY SOLUTIONS INC
filed 2010-11-15
CIK 1065078

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to ______

Commission File Number 1-15288

NETWORK-1 SECURITY SOLUTIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-3027591
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

The number of shares of Common Stock, $.01 par value per share, outstanding as of November 5, 2010 was 24,560,557.

NETWORK-1 SECURITY SOLUTIONS, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NETWORK-1 SECURITY SOLUTIONS, INC.

CONDENSED BALANCE SHEETS
UNAUDITED

	September 30,	DECEMBER 31,
	2010	2009

	(UNAUDITED)
Assets:

Current assets:
Cash and cash equivalents	$24,322,000	$3,022,000
Accounts Receivable	1,715,000	120,000
Other current assets	23,000	70,000
Total current assets	26,060,000	3,212,000

Security Deposits	6,000	6,000
Patents	85,000	92,000

	$26,151,000	$3,310,000

Liabilities:

Current liabilities:
Accounts payable	$175,000	$324,000
Accrued expenses and other current liabilities	2,580,000	261,000
Income Tax Payable	35,000	—

Total current liabilities	2,790,000	585,000

Commitments and contingencies	—	—

Stockholders’ Equity

Common stock - $0.01 par value; authorized 50,000,000 shares; 24,450,557 and 24,135,557 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	246,000	241,000

Additional paid-in capital	56,597,000	55,957,000
Accumulated deficit	(33,482,000)	(53,473,000)

	23,361,000	2,725,000

	$26,151,000	$3,310,000

See notes to condensed financial statements

 NETWORK-1 SECURITY SOLUTIONS, INC.

     CONDENSED STATEMENTS OF OPERATIONS
     UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Royalty Revenue	$32,560,000	$141,000	$32,850,000	655,000
Cost of Revenue	9,507,000	4,000	9,522,000	69,000
Gross Profit	23,053,000	137,000	23,328,000	586,000

Operating expenses:
General and administrative	1,176,000	542,000	2,949,000	1,505,000
Non-Cash Compensation	43,000	51,000	359,000	797,000
Total Operating Expense	1,219,000	593,000	3,308,000	2,302,000

Operating Income (Loss)	21,834,000	(456,000)	20,020,000	(1,716,000)

Other Income (Expenses:
Interest income (expense), net	19,000	(1,000)	19,000	—

Income (Loss) before income taxes	21,853,000	(457,000)	20,039,000	(1,716,000)

Income Taxes:	48,000	—	48,000	—

Net Income (Loss)	$21,805,000	$(457,000)	$19,991,000	$(1,716,000)
Net Income (Loss) Per Share:
Basic	$0.89	$(0.07)	$0.82	$(0.07)
Diluted	$0.76	$(0.07)	$0.70	$(0.07)
Weighted Average Common Shares Outstanding:
Basic	24,409,660	24,135,557	24,266,390	24,135,557
Diluted	28,848,659	24,135,557	28,705,389	24,135,557

See notes to condensed financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.

     CONDENSED STATEMENTS OF CASH FLOW
     UNAUDITED

	NINE MONTHS ENDED SEPTEMBER 30,

	2010	2009

Cash flows from operating activities:
Net income (loss)	$19,991,000	$(1,716,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in operating activities:
Depreciation and amortization	7,000	7,000
Stock-based compensation	359,000	797,000

Changes in operating assets and liabilities:
Accounts receivable	(1,595,000)	(44,000)
Prepaid insurance	47,000	60,000
Accounts payable and accrued expenses	2,171,000	(132,000)
Income tax payable	34,000	(6,000)

Net cash provided by (used in) operating activities	21,014,000	(1,034,000)

Cash Flows provided by financing activities
Proceeds from exercise of options and warrants	286,000	—

NET INCREASES (DECREASE) IN CASH AND CASH EQUIVALENTS	21,300,000	(1,034,000)

Cash and cash equivalents, beginning	3,022,000	4,484,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,322,000	$3,450,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$—	$2,000
Taxes	$—	$—

See notes to condensed financial statements

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] BASIS OF PRESENTATION:

The accompanying condensed financial statements as of September 30, 2010 and for the three and nine month periods ended September 30, 2010 and September 30, 2009 are unaudited, but in the opinion of the management of Network-1 Security Solutions, Inc. (the “Company”), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company’s financial position as of September 30, 2010, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2010 and September 30, 2009. The condensed financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results of operations to be expected for the full year.

[2] BUSINESS:

(a)  The principal business of the Company is the acquisition, development, licensing and protection of its intellectual property. The Company presently owns six patents (the “Patent Portfolio”) covering various telecommunications and data networking technologies including, among others, patents covering the delivery of power over Ethernet cable for the purpose of remotely powering network devices, and the transmission of audio, video and data over computer and telephony networks. The Company’s strategy is to pursue licensing opportunities with companies in the industries that manufacture and sell products that make use of the technologies underlying its patents as well as with other users of the technology who benefit directly from the technology including corporate, educational and governmental entities.

To date, the Company’s efforts with respect to its Patent Portfolio have focused on licensing its remote power patent (U.S. Patent No. 6,218,930) covering the control of power delivery of Ethernet cables (the “Remote Power Patent”).  As of September 30, 2010, the Company had entered into 11 license agreements with respect to its Remote Power Patent which includes, among others, license agreements with Cisco Systems, Inc. and Cisco-Linksys, Extreme Networks, Inc., Netgear, Inc. and several other major data networking equipment manufacturers (see Note D[1]), Microsemi Corporation (See Note D[3]) and D-Link (See Note D[2]).  The Company’s current strategy includes continuing to pursue licensing opportunities for the Remote Power Patent from vendors of Power over Ethernet equipment in order to resolve possible infringement of the Remote Patent by such vendors.

[2] BUSINESS: (continued)

In addition, the Company may acquire additional intellectual property assets in the future to develop, commercialize, license or otherwise monetize such intellectual property.  The Company continually reviews opportunities to acquire or license additional intellectual property for the purpose of pursuing licensing opportunities related to its existing intellectual property portfolio or otherwise.  In addition, the Company may enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.  The form of such relationships may vary depending upon the opportunity and may include, among other things, a strategic investment in such third party or the formation of a joint venture for the purpose of monetizing such third party’s intellectual property assets.

(b)  The Company had incurred substantial losses and experienced net cash outflows from operations for the year ended December 31, 2009 and through the first six months of 2010.  As reflected in the accompanying financial statements for the three and nine month periods ended September 30, 2010, in July 2010 the Company settled its patent litigation against seven major data networking equipment manufacturers and received settlement income in the amount of $ 32,320,000 (See Note D(1)).  For the year ended December 31, 2009 and the three and nine month periods ended September 30, 2010, the Company had revenue $811,000, $32,560,000 and $32,850,000, respectively.  The Company has been dependent upon royalty revenue from the license of its Remote Power Patent and equity financing to fund its operations.  The Company had cash and cash equivalents of $24,322,000 as of September 30, 2010.

[3] STOCK-BASED COMPENSATION:

During the nine month period ended September 30, 2010 the Company recorded non-cash compensation expense of $111,000 for the vested portion (125,000 shares) of options to purchase 750,000 shares issued to the Company’s Chairman and Chief Executive Officer in September 2009 (See Note C).  In addition, during the nine month period ended September 30, 2010 the Company recorded non-cash compensation expense of $22,000 and for the vested portion of options granted to its Chief Financial Officer, directors and consultants prior to January 1, 2010.

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

On March 11, 2009, the Board of Directors of the Company approved adjustments to the exercise prices and terms of certain of its outstanding options and warrants as described below

[3] STOCK-BASED COMPENSATION: (continued)

and as a result the Company recorded non-cash compensation expense of $541,000 for the three month period ended March 31, 2009:

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

(ii)
the exercise price of outstanding warrants to purchase an aggregate of 473,750 shares of common stock (including warrants to purchase 187,500 shares owned by a principal stockholder of the Company), issued as part of the Company’s private placement completed in December 2004/January 2005, which exercise price was scheduled to increase to $2.00 per share on March 31, 2009 (from $1.75 per share) adjusted to an exercise price of $1.75 per share for the remaining exercise period of such warrants (May 21, 2010); and

(iii)
 the exercise price of warrants to purchase an aggregate of 1,666,667 shares of common stock, (including warrants to purchase an aggregate of 1,150,001 shares owned by three principal stockholders of the Company), at an exercise price of $2.00 per share, which warrants were issued as part of the Company’s private placement completed in April 2007, were adjusted to an exercise price of $1.75 per share for the remaining exercise period of such warrants (April 16, 2012).

On June 8, 2009, as part of the terms of the Company’s new employment agreement with its Chairman and Chief Executive Officer, the Board of Directors of the Company issued to the Company’s Chairman and Chief Executive Officer ten-year options to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.83 per share.  The options vest in equal quarterly amounts of 62,500 shares beginning September 30, 2009 through March 31, 2012, subject to accelerated vesting upon a change of control (See Note C).  During the nine months ended September 30, 2009 the Company recognized non-cash compensation expense of $37,000 for these options based on the Black-Scholes option-pricing model.

[3] STOCK-BASED COMPENSATION (continued)

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

In connection with the Company’s settlement of its litigation in July 2010 with seven (7) major data networking equipment manufacturers (See Note D[1]), the defendants made an aggregate non-refundable, non-creditable fully earned payment of approximately $32 million to the Company. There is no future performance obligation with respect to such aggregate non-refundable payment. In accordance with the Company’s revenue recognition policy $32,320,000 was recorded as revenue during the three months ended September 30, 2010 as a definitive agreement exists, payment has been received and there are no future performance obligations, fees are fixed or determinable.

[5] INCOME TAXES:

At December 31, 2009, the Company had U.S. federal NOLs totaling approximately $47,000,000, expiring between 2010 and 2029.  Due to uncertainties surrounding the Company’s ability to generate future taxable income to fully realize these assets, a full valuation allowance has been established to offset its estimated unutilized net deferred tax assets at each balance sheet date.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.  Currently, the Company estimates that it will have sufficient NOL carryforwards to offset estimated taxable income, if any, for the periods presented.

[6] EARNINGS (LOSS) PER SHARE:

Basic Earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. Potential shares of 12,046,062 and 12,041,537 at September 30, 2010 and 2009, respectively, consisted of options and warrants.  Computations of basic and diluted weighted average common shares outstanding are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

Weighted-average common shares outstanding – basic	24,409,660	24,135,557	24,266,390	24,135,557
Dilutive effect of options and warrants	4,438,999	—	4,438,999	—
Weighted-average common shares outstanding – diluted	28,848,659	24,135,557	28,705,389	24,135,557
Options and Warrants excluded from the computation of diluted income (loss) per share because the effect of inclusion would have been anti-dilutive	7,607,063	12,041,537	7,607,063	12,041,537

[7] CASH EQUIVALENTS:

The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At September 30, 2010, the Company maintained cash balance of $24,072,000 in excess of FDIC limits.

Note B - COMMITMENTS AND CONTINGENCIES

[1] Legal Fees:

Dovel & Luner, LLP provided legal services to the Company with respect to the litigation settled in July 2010 against several major data networking equipment manufacturers (See Note D[1]).  The terms of the Company’s agreement with Dovel & Luner, LLP provide for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of up to 24% (based on the settlement being achieved at the trial stage).  During the nine months ended September 30, 2010 and 2009, the Company paid Dovel & Luner, LLP aggregate legal fees of approximately $7,872,000 and $396,000, respectively.

With respect to the Company’s litigation against D-Link, which was settled in May 2007 (See Note D[2]), the Company utilized the services of Blank Rome, LLP on a full contingency basis.  In accordance with the Company’s contingency fee agreement with Blank Rome LLP, once the Company recovers its expenses related to the litigation, the Company is obligated to pay legal fees to Blank Rome LLP equal to 25% of the royalty revenue received by the Company from its license agreement with D-Link.

Note B - COMMITMENTS AND CONTINGENCIES: (continued)

[2] Amended Patent Purchase Agreement:

On January 18, 2005, the Company and Merlot Communications, Inc. (“Merlot”) amended the Patent Purchase Agreement originally entered into in November 2003 (the “Amendment”) pursuant to which the Company paid an additional purchase price of $500,000 to Merlot in consideration for the restructuring of future contingent payments to Merlot from the licensing or sale of the Patents.  The Amendment provides for future contingent payments by the Company to Merlot of $1.0 million upon achievement of $25 million of Net Royalties (as defined), an additional $1.0 million upon achievement of $50 million of Net Royalties and an additional $500,000 upon achievement of $62.5 million of Net Royalties from licensing or sale of the patents acquired from Merlot.  Certain then principal stockholders of the Company and related parties were also principal stockholders and directors of Merlot at the time of the original agreement in November 2003 and the Amendment.  Through September 30, 2010, no payments were due to Merlot as the above referenced Net Royalties amounts had not been achieved.

[3] Services Agreement:

Pursuant to an agreement, dated November 30, 2004, between the Company and ThinkFire Services USA, Ltd. (“ThinkFire”), the Company is obligated to pay ThinkFire fees ranging from 5%-20% of royalty payments received from certain licensees in consideration for services performed on behalf of the Company.  At September 30, 2010, the Company accrued fees of $457,500 with respect to its obligation to ThinkFire.

Note C - Employment Arrangements and Other Agreements

On June 8, 2009, the Company entered into a new Employment Agreement with Corey M. Horowitz pursuant to which he continues to serve as Chairman and Chief Executive Officer for a three year term at an annual base salary of $375,000 (retroactive to April 1, 2009) for the first year, increasing by 5% on each of April 1, 2010 and April 1, 2011.  He also receives a cash bonus of no less than $150,000 on an annual calendar year basis (beginning with the year ended December 31, 2009) no later than January 15 of the following year, for the three year term of the agreement.    In connection with the Agreement, Mr. Horowitz was issued a ten (10) year option to purchase 750,000 shares of the Company’s common stock at an exercise price of 0.83 per share, which vests in equal quarterly amounts of 62,500 shares beginning September 30, 2009 through March 31, 2012, subject to acceleration upon a change of control.  Mr. Horowitz shall forfeit the balance of unvested shares if his employment has been terminated “For Cause” (as defined) by the Company or without Good Reason (as defined) by Mr. Horowitz.  In addition to the aforementioned option grant, the Company extended for an additional five (5) years the expiration dates of all options (an aggregate of 417,500 shares) expiring in the calendar year 2009 owned by Mr. Horowitz.

Under the terms of the Agreement, Mr. Horowitz receives additional bonus compensation in an amount equal to 5% of the Company’s royalties or other payments (exclusive of proceeds from the sale of the Company’s patents which is covered below) with respect to the Company’s Remote Power Patent and 12.5% of the Company’s royalties and other payments with respect to the Company’s other patents besides the Remote Power Patent (the “Additional Patents”) (all before deduction of payments to third parties including, but not limited to, legal fees and expenses and third party license fees) actually received from licensing its patented technologies (including patents owned as of the date of the Agreement and acquired or licensed on an exclusive basis during the period in which Mr. Horowitz continues to serve as

Note C - Employment Arrangements and Other Agreements: (continued)

an executive officer of the Company) (the “Royalty Bonus Compensation”).  During the three and nine months ended September 30, 2010, Mr. Horowitz earned Royalty Bonus Compensation of $1,627,896 and $1,642,503, respectively.  In addition, during the term of his employment, Mr. Horowitz shall also be entitled to additional bonus compensation equal to (i) 5% of the gross proceeds from the sale of the Company’s Remote Power Patent and 12.5% of the gross proceeds from the sale of the Additional Patents, and (ii) 5% of the gross proceeds from  the merger of the Company with or into another entity.  The Royalty Bonus Compensation shall continue to be paid to Mr. Horowitz for the life of each of the Company’s patents with respect to licenses entered into with third parties during Mr. Horowitz’s term of employment or at anytime thereafter, whether Mr. Horowitz is employed by the Company or not; provided, that, Mr. Horowitz’s employment has not been terminated by the Company “For Cause” (as defined) or terminated by Mr. Horowitz without “Good Reason” (as defined).  In the event that Mr. Horowitz’s employment is terminated by the Company “Other Than For Cause” (as defined) or by Mr. Horowitz for “Good Reason” (as defined), Mr. Horowitz shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) the minimum annual bonus of $150,000 and (iii) accelerated vesting of all unvested options and warrants.  In connection with the Agreement, Mr. Horowitz has agreed not to compete with the Company as follows: (i) during the term of the agreement and for a period of 12 months thereafter if his employment is terminated “Other Than For Cause” (as defined) provided he is paid his 12 month base salary severance amount and (ii) for a period of two years from the termination date, if terminated “For Cause” by the Company or “Without Good Reason” by Mr. Horowitz.

NOTE D - LITIGATION

[1]  In July 2010, the Company announced that it agreed to settle its patent litigation pending in the United States District Court for the Eastern District of Texas, Tyler Division, against Adtran, Inc, Cisco Systems, Inc. and Cisco-Linksys, LLC, (collectively, “Cisco”), Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., and 3Com Corporation, Inc., pending in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of the Company’s Remote Power Patent, U.S. Patent No. 6,218,930 (“Remote Power Patent”).  As part of the settlement, Adtran, Cisco, Enterasys, Extreme Networks and Foundry Networks each entered into a settlement agreement with the Company and entered into non-exclusive licenses for the Remote Power Patent (the “Licensed Defendants”).  Under the terms of the licenses, the Licensed Defendants paid to the Company an aggregate upfront payment of approximately $32 million and also licensed the Remote Power Patent for its full term, which expires in March 2020.  In addition, Cisco agreed to pay royalties (beginning in 2011) based on its sales of Power over Ethernet (“PoE”) products up to maximum royalty payments per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent.  The royalty payments are subject to certain conditions including the continued validity of the Company’s Remote Power Patent, and the actual royalty amounts received may be less than the caps stated above.  The settlement with 3Com provides for a dismissal of the litigation without prejudice.  The release covers sales of certain 3Com Power over Ethernet products sold through the date of the settlement.  In addition, the Company and 3Com’s parent, Hewlett Packard Corporation, agreed that the dismissal does not apply to Hewlett-Packard Power over Ethernet products and that any future litigation involving the Company and Hewlett Packard concerning the Remote Power Patent will be in the United States District Court for the Eastern District of Texas.

Prior achieving the settlement above, in May 2009 the Company achieved a settlement with Netgear, Inc. (“Netgear”), also a defendant in the above referenced litigation in Tyler, Texas.  As part of the settlement and under the Company’s Special Licensing Program, Netgear entered into a license agreement with the

NOTE D – LITIGATION: (continued)

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

[2]  In August 2007, the Company finalized the settlement of patent litigation against D-Link Corporation and D-Link Systems, Incorporated (collectively “D-Link”) in the United States District Court for the Eastern District of Texas, Tyler division.  Under the terms of the settlement, D-Link entered into a license agreement for the Company’s Remote Power Patent the terms of which include monthly royalty payments of 3.25% (subject to adjustment as noted below) of the net sales of D-Link Power over Ethernet products, including those products which comply with the IEEE 802.3af and 802.3at Standards, for the full term of the Remote Power Patent, which expires in March 2020.  In addition, D-Link paid the Company $100,000 upon signing of the Settlement Agreement.  The royalty rate is subject to adjustment to a rate consistent with other similarly situated licensees of the Remote Power Patent based on units of shipments of licensed products.   In September 2009, based upon several licenses issued to third parties under the Company’s Special Licensing Program, the Company agreed with D-Link to adjust the royalty rate to 1.7% of the sales price for Power Servicing Equipment (which includes Ethernet switches) and 2.0% of the sales price for Powered Devices (which includes wireless access points).

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

In September 2008, the Company entered into a new agreement with Microsemi Corp-Analog Mixed Signal Group Ltd (“Microsemi Analog”), previously PowerDsine Ltd, a subsidiary of Microsemi Corporation (“Microsemi”), a leading manufacturer of high performance analog mixed-signal integrated circuits and high reliability semiconductors, which, among other things, amended the prior Settlement

NOTE D – LITIGATION: (continued)

Agreement entered into between the parties in November 2005.  As part of the Company’s Special Licensing Program and its agreement with Microsemi Analog entered into in September 2008, Microsemi entered into a license agreement, dated August 13, 2008, with the Company with respect to the Remote Power Patent.  The license agreement provides that Microsemi is obligated to pay the Company quarterly royalty payments of 2% of the sales price for certain of Microsemi’s Midspan PoE products for the full term of the Remote Power Patent (March 2020).

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

To date, our efforts with respect to our Patent Portfolio have focused on licensing our patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the “Remote Power Patent”).  As of September 30, 2010, we had entered into 11 license agreements with respect to our Remote Power Patent which, among others, include license agreements with Cisco, Extreme Networks, Inc., Netgear, Inc., Microsemi Corporation and D-Link (See Note D to our financial statements included as part of this quarterly report).  Our current strategy includes continuing to pursue licensing opportunities for our Remote Power Patent from vendors of Power over Ethernet equipment in order to resolve possible infringement of the Remote Patent by such vendors.  We may acquire additional intellectual property assets in the future to develop, commercialize, license or otherwise monetize such intellectual property.  We continually review opportunities to acquire or license additional intellectual property for the purpose of pursuing licensing opportunities related to our existing intellectual property portfolio or otherwise.  In addition, we may enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.  The form of such relationships may differ depending upon the opportunity and may include, among other things, a strategic investment in such third party or the formation of a joint venture with such third party for the purpose of monetizing its intellectual property assets.

On July 19, 2010, we announced that we had agreed to settle our patent litigation pending in the United States District Court for the Eastern District of Texas, Tyler Division, against Adtran, Inc, Cisco Systems, Inc. and Cisco-Linksys, LLC, (collectively, “Cisco”), Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., and 3Com Corporation, Inc.  As part of the settlement, Adtran, Cisco, Enterasys, Extreme Networks and Foundry Networks each entered into a settlement agreement with us and entered into non-exclusive licenses for the Remote Power Patent (the “Licensed Defendants”).  Under the terms of the licenses, the Licensed Defendants paid us aggregate upfront payments of approximately $32 million and also agreed to license the Remote Power Patent for its full term, which expires in March 2020.  In addition, Cisco agreed to pay us royalties (beginning in 2011) based on its sales of Power over Ethernet (“PoE”) products up to maximum royalty payments per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent.  The royalty payments are subject to certain conditions including the continued validity of our Remote Power Patent, and the actual royalty amounts received may be less than the caps stated above.  For more details about the settlement, please see our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2010.

On May 29, 2009 we announced that we had reached a settlement with Netgear, Inc. (“Netgear”), who was also a defendant in the above referenced litigation pending in Tyler, Texas.  As part of the settlement and under our Special Licensing Program, Netgear entered into a license agreement with us for our Remote Power Patent.  Under the terms of the license, Netgear licenses the Remote Power Patent for its full term (which expires in March 2020), and pays quarterly royalties (beginning as of April 1, 2009) based on its sales of Power over Ethernet products, including those Power over Ethernet products which comply with the Institute of Electrical and Electronic Engineers 802.3af and 802.3at Standards.  Licensed products include Netgear’s Power over Ethernet enabled switches and wireless access points.  The royalty rates included in the license are 1.7% of the sales price of Power Sourcing Equipment, which includes Ethernet switches, and 2% of the sales price of Powered Devices, which includes wireless access points.   The royalty rates are subject to adjustment, under certain circumstances, if we grant a license to other licensees with lower royalty rates and Netgear is able to and agrees to assume all material terms and conditions of the other license. In addition, Netgear made a payment to us of $350,000 with respect to the settlement.

In August 2008, as part of our Special Licensing Program and our agreement with Microsemi Corp-Analog Mixed Signal Group Ltd. (“Microsemi-Analog”) entered into in September 2008, Microsemi Corporation (“Microsemi”), the parent company of Microsemi-Analog, entered into a license agreement with us with respect to the Remote Power Patent.  The license agreement provides that Microsemi is obligated to pay us quarterly royalty payments of 2% of the sales price for certain of Microsemi’s Midspan PoE products for the full term of the Remote Power Patent (through March 2020).

In August 2007 we finalized the settlement of our patent litigation against D-Link in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent (U.S. Patent No. 6,218,930).  Under the terms of the settlement, D-Link licenses our Remote Power Patent the terms of which include monthly royalty payments of 3.25% (as adjusted as noted below) of the net sales of D-Link branded Power over Ethernet products, including those products which comply with the IEEE 802.3af and 802.3at Standards, for the full life of our Remote Power Patent, which expires in March 2020.  The royalty rate is subject to adjustment to a rate consistent with other similarly situated licensees of our Remote Power Patent based on units of shipments of licensed products.  In addition, D-Link paid us $100,000 upon signing the settlement agreement.  In September 2009, based upon several licenses issued to third parties under our Special Licensing Program, we agreed with D-Link to adjust the royalty rate to 1.7% of the sales price for Power Servicing Equipment (which includes Ethernet switches) and 2.0% of the sales price for Powered Devices (which includes wireless access points).

RESULTS OF OPERATIONS:

Three Months and Nine Months Ended September 30, 2010 Compared to Three Months and Nine Months Ended September 30, 2009

We had revenues of $32,560,000 and $32,850,000 for the three and nine months ended September 30, 2010, respectively.   Revenues for the three and nine months ended September 30, 2010 include $32,320,000 received from the settlement of our patent litigation in July 2010 (See Note D[1]).  The balance of our revenue, $240,000 and $530,000, respectively, for the three and nine months ended September 30, 2010 was from other licensees for our Remote Power Patent as compared with revenue from licensees for the three and nine months ended September 30, 2009 of $141,000 and $655,000 (including a $350,000 upfront payment from Netgear), respectively.

We had cost of revenue of $9,507,000 and $9,522,000 for the three and nine months ended September 30, 2010, respectively.   Included in cost of revenue for the three and nine months ended September 30, 2010 are contingent legal fees to Dovel & Luner, our patent litigation counsel, and other contingent payments arising from the settlement of our patent litigation in July 2010, including additional bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment contract.  We had cost of revenue of $4,000 and $69,000 for the three and nine months ended September 30, 2009.

General and administrative expenses include overhead expenses, and, accounting, legal and other professional services incurred by us. General and administrative expenses increased by $634,000 from $542,000 for the three months ended September 30, 2009 to $1,176,000 for the three months ended September 30, 2010 due primarily to increased legal fees and other expenses incurred with respect to our patent litigation trial in July 2010.  Not including such legal fees and other expenses incurred with respect to litigation for the three months ended September 30, 2010, our general and administrative expenses were $471,000 as compared to $347,000, not including legal fees and expenses, for the three month period ended September 30, 2009.

Similarly, general and administrative expenses increased by $1,444,000 from $1,505,000 for the nine months ended September 30, 2009 to $2,949,000 for the nine months ended September 30, 2010 also due primarily to increased legal fees and other expenses incurred with respect to our patent litigation trial in July 2010.  Exclusive of such legal fees and litigation expenses, general and administrative expenses were $1,169,000 for the nine months ended September 30, 2010 as compared to $980,000, exclusive of legal fees and litigation expenses, for the nine month period ended September 30, 2009.

We had operating income of $ 21,805,000 and $19,991,000 for the three months and nine months ended September 30, 2010, respectively, as compared to an operating loss of ($457,000) and ($1,716,000) for the three months and nine months ended September 30, 2009 primarily as a result of the settlement of our patent litigation in July 2010.

No provision for federal or state income taxes was made during the three months or nine months ended September 30, 2010 due to the application of the benefits of our tax loss carry-forwards.

As a result of the foregoing, we realized net income of $21,805,000 or $0.76 per share (diluted) and $19,991,000 or $0.70 per share ( diluted), respectively, for the three and nine months ended September 30, 2010 as compared to a net loss of ($457,000) or $(0.07) per share and ($1,716,000) or $(0.07) per share for the three and nine months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from royalty revenue from licensing our Remote Power Patent and the sale of equity securities.  In accordance with our patent litigation settlement achieved in July 2010 with Adtran, Cisco, Enterasys, Extreme Networks, and Foundry Networks, we received aggregate upfront payments of approximately $32 million and Cisco agreed to pay us royalties (beginning in 2011) based on its sales of Power over Ethernet (“PoE”) products (See Note D to our Financial Statements included in this quarterly report).  As of September 30, 2010, the Company’s principal sources of liquidity consisted of cash approximately $24.3 million and working capital of approximately $23.3 million.  We maintain our cash primarily in savings accounts.  We do not have any derivative financial instruments.   Accordingly, we do not believe that our investments have significant exposure to interest rate risk.  As a result of our July 2010 patent litigation settlements, we will have sufficient cash to satisfy our operational and capital requirements for the foreseeable future.

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

(b) Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

Settlement of Litigation Against Major Data Networking Equipment Manufacturers

On July 19 , 2010, we announced that we had agreed to settle our litigation with Adtran, Inc, Cisco Systems, Inc. and Cisco-Linksys, LLC, (collectively, “Cisco”), Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., and 3Com Corporation, Inc. pending in the United States District Court for the Eastern District of Texas, Tyler Division.  As part of the settlement, Adtran, Cisco, Enterasys, Extreme Networks and Foundry Networks each entered into a settlement agreement with us and entered into non-exclusive licenses for the Remote Power Patent (the “Licensed Defendants”).  Under the terms of the licenses, the Licensed Defendants paid us an aggregate upfront payment of approximately $32 million and also agreed to license the Remote Power Patent for its full term, which expires in March 2020.  In addition, Cisco agreed to pay royalties (beginning in 2011) based on its sales of Power over Ethernet (“PoE”) products up to maximum royalty payments per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent.  The royalty payments are subject to certain conditions including the continued validity of our Remote Power Patent, and the actual royalty amounts received may be less than the caps stated above.  The settlement with 3Com provides for a dismissal of the litigation without prejudice.  The release covers sales of certain 3Com Power over Ethernet products sold through the date of the settlement.  In addition, we and 3Com’s parent, Hewlett Packard Corporation, agreed that the dismissal does not apply to Hewlett-Packard Power over Ethernet products and that any future litigation involving us and Hewlett Packard concerning the Remote Power Patent will be in the United States District Court for the Eastern District of Texas.  For more details about the settlement, please see our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2010.

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

Date:  November 15, 2010