Form 10-K
period 2010-12-31
NETWORK 1 SECURITY SOLUTIONS INC
filed 2011-03-31
CIK 1065078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.

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

Large accelerated filer  ☐                                                                                                Accelerated filer  ☐

Non-accelerated filer  ☐                                                                                              Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates computed by reference to the price at which the stock was last sold as of June 30, 2010 was approximately $16,859,260.

The number of shares outstanding of Registrant’s common stock as of March 28, 2011 was 25,953,129.

NETWORK-1 SECURITY SOLUTIONS, INC.

2010 FORM 10-K

PART I

Forward-looking statements:

THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS ABOUT FUTURE EVENTS AND EXPECTATIONS WHICH ARE “FORWARD-LOOKING STATEMENTS.” ANY STATEMENT IN THIS 10-K THAT IS NOT A STATEMENT OF HISTORICAL FACT MAY BE DEEMED TO BE A FORWARD-LOOKING STATEMENT. FORWARD-LOOKING STATEMENTS REPRESENT OUR JUDGMENT ABOUT THE FUTURE AND ARE NOT BASED ON HISTORICAL FACTS. STATEMENTS CONTAINING SUCH WORDS AS “MAY,” “WILL,” “EXPECT,” “BELIEVE,” “ANTICIPATE,” “INTEND,” “COULD,” “ESTIMATE,” “CONTINUE” OR “PLAN” AND SIMILAR EXPRESSIONS OR VARIATIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS REFLECT THE CURRENT RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATED TO VARIOUS FACTORS IN THIS REPORT AND IN OTHER FILINGS MADE BY US WITH THE SEC. BASED UPON CHANGING CONDITIONS, SHOULD ANY ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, INCLUDING THOSE DISCUSSED AS “RISK FACTORS” IN ITEM 1A AND ELSEWHERE IN THIS REPORT, OR SHOULD ANY OF OUR UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED IN THIS REPORT AS ANTICIPATED, BELIEVED, ESTIMATED OR INTENDED. WE UNDERTAKE NO OBLIGATION TO UPDATE, AND WE DO NOT HAVE A POLICY OF UPDATING OR REVISING, THESE FORWARD-LOOKING STATEMENTS.

ITEM 1.	BUSINESS.

Overview

Our principal business is the acquisition, development, licensing and protection of our intellectual property.  We presently own six patents issued by the U.S. Patent Office that relate to various telecommunications and data networking technologies and include, among other things, patents covering the delivery of power over Ethernet cable for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras, over Ethernet (“PoE”) networks and systems and methods of transmission of audio, video and data in order to achieve high quality of service (QoS).  In addition, we continually review opportunities to acquire or license additional intellectual property for the purpose of pursuing licensing opportunities related to our existing intellectual property portfolio or otherwise.  Our strategy is to pursue licensing and strategic alliances with companies in industries that manufacture and sell products that make use of the technologies underlying our intellectual property as well as with other users of the technologies who benefit directly from the technologies including corporate, educational and governmental entities.

To date, we have focused our efforts on licensing our remote power patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the “Remote Power Patent”).  As of March 28, 2011, we had entered eleven (11) license agreements with respect to our Remote Power Patent which, among others, include license agreements with Cisco Systems, Inc. and Cisco-Linksys, Microsemi Corporation, Extreme Networks, Inc., Netgear, Inc., and several other major data networking equipment manufacturers (See Note [C] and Note [J] to our Financial Statements included in Item 8 of this Report.

Our current strategy includes continuing to pursue licensing opportunities for our Remote Power Patent from vendors of Power over Ethernet equipment in order to resolve possible infringement of our Remote Patent by such vendors.  We may acquire additional intellectual property assets in the future to develop, commercialize, license or otherwise monetize such intellectual property.  We may enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.  The form of such relationships may vary depending upon the opportunity and may include, among other things, a strategic investment in such third party, the provision of financing to such third party or the formation of a joint venture for the purpose of monetizing such third party’s intellectual property assets.

Our Patents

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

Our future success is largely dependent upon our proprietary technologies, our ability to protect our intellectual property rights and consummate license agreements with respect to our intellectual property as well as our ability to acquire additional intellectual property assets or enter into strategic relationships with third parties to license or otherwise monetize their intellectual property.  The complexity of patent and common law and the inherent uncertainty of litigation creates risks that our efforts to protect our intellectual property rights, or those of our strategic partners, may not be successful.  We cannot be assured that such intellectual property will be upheld, or that third parties will not invalidate such intellectual property rights.  In addition, we may not be able to (i) acquire additional intellectual property assets or successfully license such assets or (ii) successfully enter into strategic relationships with third parties to license or otherwise monetize their intellectual property.

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

Market Overview – Remote Power Patent

Our licensing efforts for our Patent Portfolio are currently focused on our Remote Power Patent.  Our Remote Power Patent (U.S. Patent No. 6,218,930) relates to several technologies which describe a methodology for controlling the delivery of power to certain devices over an Ethernet network.

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

Potential Patent Acquisitions or Strategic Relationships

We may acquire additional intellectual property assets in the future to develop, commercialize, license or otherwise monetize such intellectual property.  We continually review opportunities to acquire or license additional intellectual property from individual inventors and technology companies for the purpose of pursuing licensing opportunities related to our existing intellectual property portfolio or otherwise.  In addition, we may enter into strategic relationships with such parties to develop, commercialize, license or otherwise monetize their intellectual property.  The form of such relationships may vary depending upon the opportunity and may include, among other things, a strategic investment in such third party, the provision of financing to such third party or the formation of a joint venture for the purpose of monetizing such third party’s intellectual property assets.

Network-1 Strategy

Our strategy is to capitalize on our intellectual property by entering into licensing arrangements with third parties including manufacturers and users that utilize our intellectual property’s proprietary technologies as well as any additional proprietary technologies covered by patents which may be acquired by us in the future.  In addition, we may enter into third party strategic relationships with other patent owners to license or otherwise monetize such third party patents.  We will also seek to enter into licensing arrangements with users of the proprietary technologies, including corporate, educational and governmental entities in those cases where the patent rights extend to the users of the technologies contained in manufactured products.

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

In connection with our activities relating to the protection of our intellectual property, or the intellectual property of third parties with whom we have strategic relationships in the future, it may be necessary to assert patent infringement claims against third parties that we believe are infringing our patents or those of our strategic partners.  We have in the past successfully asserted litigation to protect our intellectual property, (See Item 3. “Legal Proceedings”).

Licensing – Remote Power Patent

To date we have entered into eleven (11) license agreements with respect to our Remote Power Patent including license agreements with Cisco Systems, Inc. and Cisco Linksys, Microsemi Corporation, Extreme Networks, Inc., Netgear, Inc. and several other major data networking equipment manufacturers (See Note [J] to our Financial Statements included in Item 8 of this Report).  We believe that additional potential licensees include, among others, Wireless Local Area Networking (WLAN) equipment manufacturers, Local Area Networking (LAN) equipment manufacturers, Voice Over IP Telephony (VOIP) equipment manufacturers, and network camera manufacturers.  In addition, we believe that additional potential licensees include users of the equipment embodying the PoE technology covered by our Remote Power Patent, including corporate, educational and federal, state and local government users, as we believe that they are significant beneficiaries of the technologies covered by our Remote Power Patent.

Licenses with Major Data Networking Equipment Manufacturers (July 2010)

In July 2010, we settled our patent litigation pending in the United States District Court for the Eastern District of Texas, Tyler Division, against Adtran, Inc, Cisco Systems, Inc. and Cisco-Linksys, LLC, (collectively, “Cisco”), Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., and 3Com Corporation, Inc.  As part of the settlement, Adtran, Cisco, Enterasys, Extreme Networks and Foundry Networks each entered into a settlement agreement with us and entered into non-exclusive licenses for our Remote Power Patent (the “Licensed Defendants”).  Under the terms of the licenses, the Licensed Defendants paid us aggregate upfront payments of approximately $32 million and also agreed to license our Remote Power Patent for its full term, which expires in March 2020.  In addition, Cisco agreed to pay us royalties (beginning in 2011) based on its sales of Power over Ethernet (“PoE”) products up to maximum royalty payments per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent.  The royalty payments are subject to certain conditions including the continued validity of our Remote Power Patent, and the actual royalty amounts received may be less than the caps stated above.  For more details about the settlement, please see our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2010.

Netgear License

In May 2009 as part of a settlement of patent infringement litigation in the United States District Court for the Eastern District of Texas, Tyler Division, and under our Special Licensing Program, Netgear entered into a license agreement with us for our Remote Power Patent, effective April 1, 2009. Under the terms of the license, Netgear licenses our Remote Power Patent for its full term which expires in March 2020, and pays quarterly royalties (which began as of April 1, 2009) based on its sales of Power over Ethernet products, including those PoE products which comply with the Institute of Electrical and Electronic Engineers 802.3af and 802.3at Standards.  Licensed products include Netgear’s Power over Ethernet enabled switches and wireless access points.  The royalty rates included in the Netgear license are 1.7% of the sales price of Power Sourcing Equipment, which includes Ethernet switches, and 2% of the sales price of Powered Devices, which includes wireless access points.   The royalty rates are subject to adjustment, under certain circumstances, if we grant a license to other licensees with lower royalty rates and Netgear is able to and agrees to assume all material terms and conditions of such other license. In addition, Netgear paid us $350,000 upon the signing of the license agreement.

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

D-Link License

In August 2007, we agreed to licensing terms with D-Link Corporation and D-Link Systems (collectively, “D-Link”) as part of a settlement agreement of our patent infringement litigation against D-Link in the United States District Court for the Eastern District of Texas, Tyler Division for infringement of our Remote Power Patent (See Item 3. of this Report - “Legal Proceedings - D-Link Settlement”).

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

Significant Licensees

For the year ended December 31, 2010, Cisco Systems, Inc. and Cisco-Linksys, LLC (collectively, “Cisco”) accounted for 79% of our revenue and Extreme Networks, Inc. accounted for 7.9% of our revenue, respectively.  It is anticipated that a few of our licensees will continue to constitute a significant portion of our revenue for the foreseeable future.

Legal Representation

Dovel & Luner, LLP provided legal services to us with respect to our litigation settled in July 2010 against several major data networking equipment manufacturers (See Note [J] to our Financial Statements included as Item 8 of this Report).  The terms of our agreement with Dovel & Luner, LLP provided for us to pay legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of up to 24% (based on the settlement being achieved at the trial stage).  During the year ended December 31, 2010 we paid Dovel & Luner, LLP (which included legal fees of local counsel) total contingency fees of approximately $7,167,000.  In addition, a contingency fee payable to Dovel & Luner, LLP in the amount of $304,000 was accrued at December 31, 2010.

With respect to our litigation against D-Link, which was settled in May 2007 (See Note [J] to our Financial Statements included as Item 8 of this Report), the Company utilized the services of Blank Rome, LLP on a full contingency basis.  In accordance with the our contingency fee agreement with Blank Rome LLP, once we recover our expenses related to the litigation (which has not been achieved yet), we are obligated to pay legal fees to Blank Rome LLP equal to 25% of the royalty revenue received by us from our license agreement with D-Link.

Competition

The telecommunications and data networking licensing market is characterized by intense competition and rapidly changing business conditions, customer requirements and technologies.  Although we believe that we have enforceable patents, there can be no assurance that our intellectual property will be upheld or that third parties will not invalidate any or all of the patents pertaining to our intellectual property.  In addition, our current and potential competitors may develop technologies that may be more effective than our proprietary technologies or that would render our technologies less marketable or obsolete.  Therefore, we may not be able to compete successfully.

In addition, other companies may develop competing technologies that offer better or less expensive alternatives to PoE and the other technologies covered by our Remote Power Patent or other intellectual property.  Several companies have notified the IEEE that they may have patents and proprietary technologies that are covered by the Standard.   In the event any of those companies asserts claims relating to our patents, the licensing royalties available to us may be adversely impacted.  Moreover, technological advances or entirely different approaches developed by one or more of our competitors or adopted by various standards groups could render our Remote Power Patent obsolete, less marketable or unenforceable.

Furthermore, with respect to our ability to acquire additional intellectual property or enter into strategic relationships with third parties to monetize their intellectual property, we face considerable competition from other companies, many of which have significantly greater financial and other resources than we have.  The patent licensing and enforcement industry has grown over the past several years and there has been an increase in the number of companies seeking to acquire intellectual property rights from third parties.  Entities including Acacia Research Corporation, Altitude Capital Partners, Intellectual Ventures and RPX Corporation also seek to acquire or partner with third parties to license or enforce intellectual property rights.  It is expected that others will enter this market as well.  Many of these competitors have significantly more financial and human resources than us.

Description of Property

We currently lease office space in New York City at a cost of $3,740 per month under a lease which expires in May 2011.

Employees and Consultants

As of the date of this Annual Report, we had one full-time employee, no part-time employees and three consultants providing monthly services to us.

ITEM 1A.	RISK FACTORS

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations.  The following highlights some of the factors that have affected, and in the future could affect, our operations.

We have a history of losses and only achieved profit for the first time in 2010 which may not continue in future years.

We achieved net income of $19,236,000 for the year ended December 31, 2010 primarily due to our receipt of $32,320,000 from settlement of our litigation against seven major data networking equipment manufacturers (See Item 3. “Legal Proceedings – “Settlement of Litigation Against Major Data Networking Equipment Manufacturers”).  Prior to the year ended December 31, 2010 we incurred substantial operating losses since inception and as of December 31, 2010 we had an accumulated deficit of $(36,830,000).  For the years ended December 31, 2009 and December 31, 2008, we incurred net losses of $(2,578,000) and $(1,618,000), respectively.  We had revenue of $33,037,000 and $811,000 from operations for the years ended December 31, 2010 and December 31, 2009, respectively.  Our ability to achieve revenue and generate positive cash flow from operations is currently dependent upon receipt of royalty revenue from licensing agreements with respect to our Remote Power Patent and consummating additional license agreements.  As of March 23, 2011, we had entered into eleven (11) license agreements with respect to our Remote Power Patent, which among others, includes license agreements with Cisco Systems, Inc. and Cisco-Linksys, Microsemi Corporation, Extreme Networks, Inc. and Netgear, Inc.  While we believe based on our current cash position and existing licensing agreements we will have sufficient cash to fund our operations for the foreseeable future, this may not be the case.

Our success is dependent upon our ability to protect our proprietary technologies.

Our success is substantially dependent upon our proprietary technologies and our ability to protect our intellectual property rights.  We currently hold six patents issued by the U.S. Patent Office that relate to various telecommunications and data networking technologies and include among other things, our Remote Power Patent covering the delivery of power to certain devices over PoE networks and patents covering the transmission of audio, voice and data over computer and telephony networks.  We rely upon our patents and trade secret laws, non-disclosure agreements with our employees, consultants and third parties to protect our intellectual property rights.  The complexity of patent and common law and the uncertainty of the outcome of litigation create risk that our efforts to protect our proprietary technologies may not be successful.  We cannot assure you that our patents will be upheld or that third parties will not invalidate our patent rights.  If our intellectual property rights are not upheld, such an event would have a material adverse effect on our business, financial condition and results of operations.

Our current revenue is dependent upon the continued validity of our Remote Power Patent.

We currently have 7 license agreements pursuant to which licensees are required to pay us royalties on a quarterly or monthly basis.  Such royalty bearing licenses include agreements with Cisco Systems, Inc. and Cisco-Linksys, LLC, Microsemi Corporation, Netgear and D-Link.  The obligation of licensees of our Remote Power Patent to continue to make royalty payments to us is contingent upon the continued validity of our Remote Power Patent.  In the future it may be necessary for us to commence patent litigation against third parties who we believe require a license to our Remote Power Patent.  In addition, we may be subject to claims seeking to invalidate our Remote Power Patent.  In the event such patent was determined to be invalid, or unenforceable, or that third parties do not infringe, all licensees of our Remote Power Patent may have no further obligation to make royalty payments to us and thus such a determination would have a material adverse effect on our business, financial condition and results of operations.

Any litigation to protect our intellectual property or any third party claims to invalidate our patents could have a material adverse effect on our business.

In the future, it may be necessary for us to commence patent litigation against third parties whom we believe require a license to our patents.  In addition, we may be subject to claims seeking to invalidate our patents, as typically asserted by defendants in patent litigation.  If we are unsuccessful in enforcing and validating our patents and/or if third parties making claims against us seeking to invalidate our patents are successful, they may be able to obtain injunctive or other equitable relief, which effectively could block our ability to license or otherwise capitalize on our proprietary technologies.  In addition, then existing licensees of our patents may no longer be obligated to pay royalties to us.  Successful litigation against us resulting in a determination that our patents are not valid or enforceable, and/or that third parties do not infringe, may have a material adverse effect on us.

Our current licenses for our Remote Power Patent may not result in significant royalties and do not necessarily mean we will achieve additional license agreements.

For the years ended December 31, 2010 and December 31, 2009, we earned aggregate royalty payments of $33,037,000 and $811,000, respectively, with respect to our license agreements for our Remote Power Patent which in 2010 included aggregate up-front payments of approximately $32 million upon settlement of our patent litigation in July 2010 with major data networking equipment manufacturers (See Item 3. “Legal Proceedings” – “Settlement of Litigation Against Major Data Networking Equipment Manufacturers”).  We currently have license agreements for our Remote Power Patent with, among others, Cisco Systems, Inc. and Cisco Linksys, LLC, Netgear, Inc., D-Link and Microsemi Corporation pursuant to which such parties are obligated to pay us on-going royalties on a monthly or quarterly basis.  Notwithstanding such royalty bearing license agreements we may not achieve significant royalty revenue from such license agreements.  In addition, we may not be able to achieve additional material license agreements with third parties relating to our Remote Power Patent.  Our failure to achieve significant royalty revenue from our existing license agreements, or if we are unable to enter into additional license agreements resulting in material royalty revenue, would have a material adverse effect on our business, financial condition and results of operations.

A limited number of our licensees account for a significant portion of our total revenues.

One of our licensees, Cisco Systems, Inc. and Cisco-Linksys, LLC (collectively, “Cisco”), accounted for 79% of our revenue and Extreme Networks, Inc. accounted for 7.9% of our revenue, respectively, for the year ended December 31, 2010.  It is anticipated that a few licensees will continue to constitute a significant portion of our revenue for the foreseeable future.  To the extent such sales by our significant licensees are adversely affected our revenues will be significantly impacted.

We may not be able to capitalize on our strategy to acquire additional patents or enter into strategic relationships with third parties to license or otherwise monetize their intellectual property.

As a result of our settlement of patent litigation in July 2010 and the success we have achieved to date from licensing our Remote Power Patent, we believe we have the expertise and sufficient capital to effectively compete in the intellectual property acquisition market and to enter strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.  However, beside the six patents we acquired in November 2003, including our Remote Power Patent, we have not acquired any additional patents and we have not yet entered into any strategic relationships with third parties to license or otherwise monetize their intellectual property.  Accordingly, we may not be able to acquire additional intellectual property or, if acquired, we may not achieve material revenue from such intellectual property.  Furthermore, we may not be able to enter into strategic relationships with third parties to license or otherwise monetize their intellectual property and, even if we consummate such strategic relationships, we may not achieve material revenue or profit from such relationships.

We face intense competition to acquire intellectual property and enter into strategic relationships.

With respect to our ability to acquire additional intellectual property or enter into strategic relationships with third parties to monetize their intellectual property, we face considerable competition from other companies, many of which have significantly greater financial and other resources than we have.  The patent licensing and enforcement industry has grown over the past several years and there has been an increase in the number of companies seeking to acquire intellectual property rights from third parties.  Entities including Acacia Research Corporation, Altitude Capital Partners, Intellectual Ventures and RPX Corporation also seek to acquire or partner with third parties to license or enforce intellectual property rights.  It is expected that others will enter this market as well.  Many of these competitors have significantly more financial and human resources than us.

Our quarterly and annual operating and financial results and our revenue are likely to fluctuate significantly in future periods.

Our quarterly and annual operating and financial results are difficult to predict and may fluctuate significantly from period to period.  Our revenue was $33,037,000 for the year ended December 31, 2010 as compared to $811,000 for the year ended December 31, 2009, primarily due to our settlement of our litigation in July 2010.  Our revenues and results of operations may fluctuate as a result of a variety of factors that are outside our control including, but not limited to, general economic conditions, our ability and timing in consummating future license agreements for our intellectual property, the timing and extent of royalty payments received by us from our licensees of our Remote Power Patent, the timing and our ability to achieve successful outcomes from future patent litigation, and the timing and our ability to achieve revenue from future strategic relationships.

We may need additional financing to implement our strategy and expand our business.

We may need additional equity or debt financing beyond our existing cash to pursue our strategy including the acquisition of additional intellectual property or to enter into strategic relationships with third parties to license or monetize their intellectual property.  Any additional financing that we need may not be available and, if available, may not be available on terms that are acceptable to us.  Our failure to obtain financing on a timely basis, or on economically favorable terms, could prevent us from pursuing our intellectual property acquisition strategy or from responding to changing business or economic conditions and could cause us to experience difficulty in withstanding adverse operating results.

Our current business depends upon the continued viability of the PoE market.

Ethernet is the leading local area networking technology in use today.  PoE technology allows for the delivery of power over Ethernet cables rather than by separate power cords.  As a result a wide variety of network devices, including IP telephones, wireless LAN access points, web-based network security cameras, data collection terminals and other network devices are able to receive power over existing data cables.  To date the market for PoE has continued to expand.  The failure of the PoE market to remain viable would have a material adverse effect on licensing revenue for our Remote Power Patent which is currently our sole patent generating licensing revenue.

We do not intend to pay regular future dividends on our common stock and thus stockholders must look to appreciation of our common stock to realize a gain on their investments.

Although we paid a special cash dividend of $0.10 per share to holders of our common stock with a record date of December 13, 2010, we do not have any plans to continue paying dividends in the foreseeable future.  Our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including future earnings, if any, operations, capital requirements, our general financial condition, the preferences of any series of preferred stock, our general business conditions and future contractual restrictions on payment of dividends, if any.  Accordingly, stockholders must look solely to appreciation of our common stock to realize a gain on their investment.  This appreciation may not occur.

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

In addition, other companies may develop competing technologies that offer better or less expensive alternatives to PoE and the other technologies covered by our intellectual property.  Several companies have notified the IEEE that they may have patents and proprietary technologies that are covered by the Standard.   In the event any of those companies asserts claims relating to our patents, the licensing royalties available to us may be limited.  Moreover, technological advances or entirely different approaches developed by one or more of our competitors or adopted by various standards groups could render our Remote Power Patent obsolete, less marketable or unenforceable.  Furthermore, with respect to our ability to acquire additional intellectual property or enter into strategic relationships with third parties to monetize their intellectual property, we face considerable competition from companies, many of which have significantly greater financial and other resources than we have.

Dependence upon CEO and Chairman.

Our success is largely dependent upon the personal efforts of Corey M. Horowitz, our Chairman and Chief Executive Officer and Chairman of our Board of Directors.  On June 8, 2009, we entered into an employment agreement with Mr. Horowitz pursuant to which he continues to serve as our Chairman and Chief Executive Officer for a three year term.  However, the loss of the services of Mr. Horowitz would have a material adverse effect on our business and prospects.  We do not maintain key-man life insurance on the life of Mr. Horowitz.

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

As of March 28, 2011, there are outstanding options and warrants to purchase an aggregate of 10,940,915 shares of our common stock at exercise prices ranging from $0.12 to $3.75.  To the extent that outstanding options and warrants are exercised, existing stockholder percentage ownership will be diluted and any sales in the public market of the common stock underlying such options may adversely affect prevailing market prices for our common stock.

We may seek to raise additional funds, finance intellectual property acquisitions or develop strategic relationships by issuing capital stock that would dilute your ownership.

Prior to the significant royalty revenue achieved in 2010 as a result of settlement of our patent litigation agreement with major data networking equipment manufacturers, we had largely financed our operations by issuing equity or debt securities, which, if conducted in the future, would materially reduce the percentage ownership of our existing stockholders.  Furthermore, any newly issued securities could have rights, preferences and privileges senior to those of our existing stock.  Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of stock to decline.  We may also raise additional funds through the incurrence of debt or the issuance or sale of other securities or instruments senior to our common shares.  The holders of any debt securities or instruments we may issue could have rights superior to the rights of our common stockholders.

Future sales of shares of our common stock may cause the prevailing market price of our shares to decline and could harm our ability to raise additional capital.

We have previously issued a substantial number of shares of common stock, which are eligible for resale under Rule 144 of Securities Act of 1933, and may become freely tradable.  We have also registered a substantial number of shares including shares that are issuable upon the exercise of options and warrants.  In addition, if holders of options and warrants choose to exercise their purchase rights and sell shares of common stock in the public market or if holders of currently restricted common stock or registered common stock sell such shares in the public market, or attempt to publicly sell such shares in a short time period, the prevailing market price for our common stock may decline.  Such decline in the price of our common stock may also adversely affect our ability to raise additional capital.

Provisions in our corporate charter and in Delaware law could make it more difficult for a third party to acquire us, could discourage a takeover and adversely affect existing stockholders.

Our certificate of incorporation authorizes the board of directors to issue up to 10,000,000 shares of preferred stock.  The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our Board of Directors, without further action by stockholders, and may include, among other things, voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions, any of which could adversely affect holders of our common stock.  Although there are currently no shares of preferred stock outstanding, future holders of preferred stock may have rights superior to our common stock and such rights could also be used to restrict our ability to merge with, or sell our assets to third party.

We are also subject to the “anti-takeover” provisions of Section 203 of the Delaware General Corporation Law, which could prevent us from engaging in a “business combination” with a 15% or greater stockholder for a period of three years from the date such person acquired that status unless appropriate board or stockholder approvals are obtained.

These provisions could deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over the then current market price.  These provisions may also limit the ability of stockholders to delay, deter or prevent a change of control, or approve transactions that they may deem to be in their best interests.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	our ability to successfully enforce and/or defend our Remote Power Patent;

●	our ability to enter into favorable license agreements with third parties with respect to our Remote Power Patent;

●	our ability to acquire additional intellectual property;

●	our ability to achieve material revenue and profits;

●	our ability to enter into strategic relationships with third parties to license or otherwise monetize their intellectual property

●	our ability to raise capital when needed;

●	sales of our common stock;

●	our ability to execute our business plan;

●	technology changes;

●	legislative, regulatory and competitive developments; and

●	economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We are a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended, and as such, are not providing the information contained in this item.

ITEM 2.	PROPERTIES

We currently lease office space in New York City at a cost of $3,740 per month under a lease which expires in May 2011.

ITEM 3.	LEGAL PROCEEDINGS

Settlement of Litigation Against Major Data Networking Equipment Manufacturers

On July 19, 2010, we announced that we had agreed to settle our litigation with Adtran, Inc, Cisco Systems, Inc. and Cisco-Linksys, LLC, (collectively, “Cisco”), Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., and 3Com Corporation, Inc. pending in the United States District Court for the Eastern District of Texas, Tyler Division.  As part of the settlement, Adtran, Cisco, Enterasys, Extreme Networks and Foundry Networks each entered into a settlement agreement with us and entered into non-exclusive licenses for the Remote Power Patent (the “Licensed Defendants”).  Under the terms of the licenses, the Licensed Defendants paid us an aggregate upfront payment of approximately $32 million and also agreed to license the Remote Power Patent for its full term, which expires in March 2020.  In addition, Cisco agreed to pay royalties (beginning in 2011) based on its sales of Power over Ethernet (“PoE”) products up to maximum royalty payments per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent.  The royalty payments are subject to certain conditions including the continued validity of our Remote Power Patent, and the actual royalty amounts received may be less than the caps stated above.  The settlement with 3Com provides for a dismissal of the litigation without prejudice.  The release covers sales of certain 3Com Power over Ethernet products sold through the date of the settlement.  In addition, we and 3Com’s parent, Hewlett Packard Corporation, agreed that the dismissal does not apply to Hewlett-Packard Power over Ethernet products and that any future litigation involving us and Hewlett Packard concerning the Remote Power Patent will be in the United States District Court for the Eastern District of Texas.  For more details about the settlement, please see our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2010.

On May 29, 2009, we announced that we had agreed to a settlement with Netgear, Inc. (“Netgear”), who was also a defendant in the above referenced litigation in United States District Court for the Eastern District of Texas.  As part of the settlement and under our Special Licensing Program, Netgear entered into a license agreement with us for our Remote Power Patent and we agreed that all claims and counterclaims involving Netgear in the litigation would be dismissed with prejudice.  Under the terms of the license, Netgear licenses the Remote Power Patent from us for its full term (which expires in March 2020), and pays quarterly royalties (which began as of April 1, 2009) based on its sales of Power over Ethernet products, including those Power over Ethernet products which comply with the Institute of Electrical and Electronic Engineers 802.3af and 802.3at Standards.  Licensed products include Netgear’s Power over Ethernet enabled switches and wireless access points.  The royalty rates included in the license are 1.7% of the sales price of Power Sourcing Equipment, which includes Ethernet switches, and 2% of the sales price of Powered Devices, which includes wireless access points.   The royalty rates are subject to adjustment, under certain circumstances, if we grant a license to other licensees with lower royalty rates and Netgear is able to and agrees to assume all material terms and conditions of such other license. In addition, Netgear made a payment of $350,000 to us with respect to the settlement.

D-Link Settlement

In August 2007, we finalized the settlement of our patent infringement litigation against D-Link Corporation and D-Link Systems Incorporated (collectively, “D-Link”) pending in the United States District Court for the Eastern District of Texas.  Under the terms of the settlement, D-Link entered into a license agreement for our Remote Power Patent the terms of which included monthly royalty payments of 3.25% (subject to adjustment as noted below) of the net sales of D-Link Power over Ethernet products, including those products which comply with the IEEE 802.3af and 802.3at Standards, for the full term of our Remote Power Patent, which expires in March 2020.  In addition, D-Link paid us $100,000 upon signing of the Settlement Agreement.  The royalty rate is subject to adjustment to a rate consistent with other similarly situated licensees of our Remote Power Patent based on units of shipments of licensed products.  In June 2009, based upon several licenses issued to third parties under our Special Licensing Program, we agreed with D-Link to adjust the royalty rate to 1.7% of the sales price for Power Servicing Equipment (which includes Ethernet switches) and 2.0% of the sales price for Powered Devices (which includes wireless access points).

Microsemi - PowerDsine Settlement

On November 16, 2005, we entered into a Settlement Agreement with PowerDsine, Inc. and PowerDsine Ltd. (collectively, “PowerDsine”) with respect to patent litigation brought by PowerDsine against us in March 2004 in the United States District Court for the Southern District of New York that sought a declaratory judgment that our Remote Power Patent was invalid and not infringed by PowerDsine and/or its customers.  Under the terms of the Settlement Agreement, we agreed that, under certain circumstances, we will not initiate litigation against PowerDsine for its sale of Power over Ethernet (PoE) integrated circuits.  In addition, we agreed that we will not seek damages for infringement from customers that incorporate PowerDsine integrated circuit products in PoE capable Ethernet switches manufactured on or before  April 30, 2006. PowerDsine agreed that it will not initiate, assist or cooperate in any legal action relating to the Remote Power Patent.  In June 2008 we entered into a new agreement with Microsemi Corp-Analog Mixed Signal Group Ltd (“Microsemi Analog”), previously PowerDsine Ltd, a subsidiary of Microsemi Corporation (“Microsemi”), a leading manufacturer of high performance analog mixed-signal integrated circuits and high reliability semiconductors, which, among other things, amended the prior Settlement Agreement entered into between the parties in November 2005.  As part of our Special Licensing Program and our agreement with Microsemi Analog entered into in June 2008, Microsemi entered into a license agreement, dated August 13, 2008, with us with respect to our Remote Power Patent.  The license agreement provides that Microsemi is obligated to pay us quarterly royalty payments of 2% of the sales price for certain of Microsemi’s Midspan PoE products for the full term of our Remote Power Patent (March 2020).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our Common Stock currently trades on the OTC Bulletin Board under the symbol NSSI.  The following table sets forth, for the periods indicated, the range of the high and low bid prices for our Common Stock as reported by OTCBB.com.  Such prices reflect inter-dealer quotations, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

YEAR ENDED DECEMBER 31, 2010	HIGH	LOW
Fourth Quarter	$1.75	$1.04
Third Quarter	$1.75	$0.70
Second Quarter	$0.90	$0.70
First Quarter	$1.05	$0.75

YEAR ENDED DECEMBER 31, 2009	HIGH	LOW
Fourth Quarter	$1.23	$0.90
Third Quarter	$1.18	$0.66
Second Quarter	$1.98	$0.36
First Quarter	$1.62	$1.35

On March 28, 2011, the closing price for the Common Stock as reported on the OTC Bulletin Board was $1.61 per share. The number of record holders of our Common Stock was 76 as of March 2, 2011.

Dividend Policy. In December 2010, for the first time in our history, we paid a special dividend of $0.10 per share on our outstanding shares of Common Stock. We do not have any plans to continue paying dividends in the forseeable future. The declaration and payment of any future dividends will be at the discretion of the Board of Directors and will depend upon a variety of factors, including future earnings, if any, operations, capital requirements, our general financial condition, the preferences of any series of preferred stock, our general business conditions and future contractual restrictions on payment of dividends, if any.

Recent Issuances of Unregistered Securities.  None.

Issuer Purchases of Equity Securities.  None.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2010.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (a)
Equity compensation plans approved by security holders (1)	2,467,043	$0.61	0(1)
Equity compensation plans not approved by security holders(2)	0	0	0
Aggregate individual option grants outside of Stock Option Plan	5,480,570	$0.62
Total	7,947,613	$0.62	0(1)
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

ITEM 6.	SELECTED FINANCIAL DATA

We are a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended and as such, are not providing the information contained in this item pursuant to Item 301 of Regulation S-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our principal business is the acquisition, development, licensing and protection of our intellectual property. We presently own six patents covering various telecommunications and data networking technologies and include, among others, patents covering the delivery of power over Ethernet for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras, over Ethernet (“PoE”) networks and systems and methods of transmission of audio, video and data in order to achieve high quality of service (QoS). Our strategy is to pursue licensing and strategic business alliances with companies in the industries that manufacture and sell products that make use of the technologies underlying our intellectual property as well as with other users of the technology who benefit directly from the technology including corporate, educational and governmental entities.

To date, we have focused our efforts on licensing our patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the “Remote Power Patent”).  As of December 31, 2010, we had entered into 11 license agreements with respect to our Remote Power Patent which, among others, include license agreements with Cisco, Extreme Networks, Inc., Netgear, Inc., Microsemi Corporation and D-Link (See Note [J] to our financial statements included in Item 8 of this Report).  Our current strategy includes continuing to pursue licensing opportunities for our Remote Power Patent from vendors of Power over Ethernet equipment in order to resolve possible infringement of the Remote Patent by such vendors.  We may acquire additional intellectual property assets in the future to develop, commercialize, license or otherwise monetize such intellectual property.  We continually review opportunities to acquire or license additional intellectual property for the purpose of pursuing licensing opportunities related to our existing intellectual property or otherwise.  In addition, we may enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.  The form of such relationships may differ depending upon the opportunity and may include, among other things, a strategic investment in such third party, the provision of financing to such third party or the formation of a joint venture with such third party for the purpose of monetizing its intellectual property assets.

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

RESULTS OF OPERATIONS:

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

We had revenues of $33,037,000 for the year ended December  31, 2010 (“2010”) as compared to revenues of $811,000 for the year ended December 31, 2009 (“2009”).  The significant increase in revenues for 2010 was due to $32,320,000 received from the settlement of our patent litigation in July 2010 (See Note J[1] to our Financial Statements included in Item 8 of this Report).

We had cost of revenue of $9,595,000 and $76,000 for 2010 and 2009, respectively.   Included in cost of revenue for 2010 are contingent legal fees to Dovel & Luner, our patent litigation counsel, in the amount of $7,471,000, and other contingent payments arising from the settlement of our patent litigation in July 2010, including aggregate bonus compensation in the amount of $1,651,000 payable to our Chairman and Chief Executive Officer pursuant to his employment agreement and fees of $474,000 paid or accrued to ThinkFire Services USA, Ltd.  (See Note E[1] and E[2] to our Financial Statements included in Item 8 of this Report).

The gross profit for 2010 increased $22,707,000 from $735,000 for 2009 to $23,442,000 for 2010.  Such increased gross profit was primarily due to the settlement of our patent litigation in July 2010.

General and administrative expenses include overhead expenses, and accounting, legal and other professional services incurred by us. General and administrative expenses increased by $1,358,000 from $2,413,000 for 2009 to $3,771,000 for 2010, due primarily to increased legal fees and other expenses incurred with respect to our patent litigation trial in July 2010.

We had operating income of $19,269,000 for 2010, as compared to an operating loss of ($2,579,000) for 2009 primarily as a result of the settlement of our patent litigation in July 2010.

At December 31, 2010, we had U.S. federal net operating loss carryforwards (NOLs) totaling approximately $28,000,000 expiring between 2020 and 2030.  Due to uncertainties surrounding our ability to generate future taxable income to fully realize these assets, a full valuation allowance has been established to offset its estimated unutilized net deferred tax assets at each balance sheet date.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.  Currently, we believe that we have sufficient NOL carryforwards to offset taxable income, if any, for 2010.

No provision for federal income taxes was made for 2010 due to the application of the benefits of our tax loss carry-forwards.  A provision of $74,000 was made for state and local income taxes for 2010.  No provision for or benefit from federal or state income taxes were recorded for 2009 because we incurred a net operating loss and fully reserved our deferred tax assets as their future realization could not be determined.

As a result of the foregoing, we realized net income of $19,236,000 or $0.79 per share (basic) and $0.67 per share (diluted), respectively, for 2010 as compared to a net loss of ($2,578,000) or $(0.11) per share (basic and diluted) for 2009.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from royalty revenue from licensing our Remote Power Patent and the sale of equity securities.  In accordance with our patent litigation settlement achieved in July 2010 with Adtran, Cisco, Enterasys, Extreme Networks and Foundry Networks, we received aggregate upfront payments of approximately $32 million and Cisco agreed to pay us royalties (beginning in 2011) based on its sales of Power over Ethernet (“PoE”) products (See Note D to our Financial Statements included in Item 8 of this Report).  As of March 17, 2011 our principal sources of liquidity consisted of cash of approximately $19.5 million and working capital of approximately $19.6 million.  We maintain our cash primarily in savings accounts.  We do not have any derivative financial instruments.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.  As a result of our July 2010 patent litigation settlements, we believe we will have sufficient cash to satisfy our operational and capital requirements for the foreseeable future.

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

Revenue Recognition:

See Note B[2] to our Financial Statements included in Item 8 of this Report.

Income Taxes:

See Note B[5] to our Financial Statements included in Item 8 of this Report.

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

Recently Issued Accounting Pronouncements:

See Note B[11] to our Financial Statements included in Item 8 of this Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended, and as such, are not providing the information contained in this item pursuant to Item 305(e) of Regulation S-K.

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

(b)	Internal Control Over Financial Reporting

(i)	Management’s Annual Report on Internal Control over Financial Reporting.

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

Management, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework.  Management believes that this evaluation provides a reasonable basis for its opinion.  In connection with this evaluation, our management did not identify any material deficiencies.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of the end of the period covered by this report.

(ii)	Attestation Report of Registered Public Accounting Firm

We are a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Act of 1934, as amended, and as such, are not providing the information contained in this sub-section pursuant to Item 308(b) of Regulation S-K.

(iii)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information includes information each director and executive officer has given us about his age, all positions he holds, his principal occupation and business experience for at least the past five years, and the names of other publicly-held companies of which he currently serves as a director or has served as a director during the past 5 years.  In addition to the information presented regarding each director’s specific experience, qualifications, attributes and skills that led our Board to the conclusion that he should serve as a director, we also believe that all of our directors have a reputation for integrity, honesty and adherence to high ethical standards.  They each have demonstrated business acumen, exercise sound judgment, as well as a commitment of service to Network-1 and our Board.

Information about the number of shares of common stock beneficially owned by each executive officer and director appears in Item 12 of this Report under the heading “Security Ownership of Certain Beneficial Owners and Management.”  There are no family relationships among any of our directors and executive officers.

NAME	AGE	POSITION
Corey M. Horowitz	56	Chairman, Chief Executive Officer and Secretary, Chairman of the Board of Directors
David C. Kahn	59	Chief Financial Officer
Robert M. Pons	54	Director
Laurent Ohana	47	Director

Corey M. Horowitz became our Chairman and Chief Executive Officer in December 2003.  Mr. Horowitz has also served as Chairman of our Board of Directors since January 1996 and has been a member of our Board of Directors since April 1994.  In January 2003, Mr. Horowitz also became our Secretary.  Mr. Horowitz is also President and sole shareholder of CMH Capital Management Corp. (“CMH”), a New York investment advisory and private equity firm, which he founded in September 1991. During the period June 2001 through December 2003, CMH rendered financial advisory services to us.  From January 1986 to February 1991, Mr. Horowitz was a general partner in charge of mergers and acquisitions at Plaza Securities Co., a New York investment partnership.

David C. Kahn, CPA, became our Chief Financial Officer in January 2004.  Since December 1989, Mr. Kahn has provided accounting and tax services on a consulting basis to private and public companies.  He also serves as a full-time faculty member of

Yeshiva University in New York, a position he has held since August 2000.

Robert M. Pons became a director of our company in December 2003.  Mr. Pons is currently Chairman of Livewire Mobile (OTC:LVWR), a comprehensive one-stop digital content solution for mobile carriers, handset manufacturers and media companies, a position he has had since November 2009.  From January 2008 until February 2011, Mr. Pons was Senior Vice President of TMNG Global (NasdaqGM:TMNG), a leading provider of professional services to the converging communications media and entertainment industries and the capital formation firms that support it.  From January 2004 until April 2007, Mr. Pons served as President and Chief Executive Officer of Uphonia, Inc. (PK:UPHN) (previously SmartServ Online, Inc.), a wireless applications service provider.  From August 2003 until January 2004, Mr. Pons served as Interim Chief Executive Officer of SmartServ Online, Inc. on a consulting basis.  From March 1999 to August 2003, he was President of FreedomPay, Inc., a wireless device payment processing company.  During the period January 1994 to March 1999, Mr. Pons was President of Lifesafety Solutions, Inc., an enterprise software company.  Mr. Pons was a director of Arbinet (Nasdaq ARBX) from April 2009 to February 25, 2011.  Mr. Pons has over 20 years of management experience with telecommunications companies including MCI, Inc., Sprint, Inc. and Geotek, Inc.

Laurent Ohana became a director of our company in September 2005.  Mr. Ohana is currently the Managing Partner of Parkview TMB LLC (“Parkview”), a company engaged in merchant banking activities, including making investments in and providing strategic advisory services to information technology firms in the US and internationally.  From 1999 to 2002, Mr. Ohana was the CEO of Inlumen, Inc., a company engaged in providing private label web-based financial portals to financial institutions.  From 1994 to 2004, Mr. Ohana was the managing partner of New Media Capital LLC, a technology venture capital and advisory firm.  From 1987 to 1993, Mr. Ohana was a corporate attorney at Fried Frank Harris Shriver & Jacobson.

Key Consultant

Jonathan Greene has served as a consultant to our company since December 2004 providing technical and marketing analysis for our intellectual property.  Mr. Greene also serves as a member of our Technical Advisory Board.  From April 2006 to February 2009 Mr. Greene served as a marketing consultant for Avatier Corporation, a developer of identity management software.  From August 2003 until December 2004, he served as a consultant to Neartek, Inc., a storage management software company (August 2003 until October 2003) and Kavado Inc., a security software company (November 2003 until December 2004).  From January 2003 until July 2003, Mr. Greene served as Director of Product Management for FalconStor Software, Inc., a storage management software company.  From December 2001 through December 2002, Mr. Greene served as our Senior Vice President of Marketing and Business Development, at a time when we were engaged in the development, marketing and licensing of security software.  From December 1999 until September 2001, he served as Senior Vice President of Marketing for Panacya Inc., a vendor of service management software.  Mr. Greene has also held positions at System Management ARTS (SMARTS), Computer Associates, Cheyenne Software and Data General.

Committees of the Board of Directors

Audit Committee

We do not have a separate audit committee.  Our Board of Directors functions as our audit committee in accordance with Section 3(a)58(A) of the Securities Exchange Act of 1934.  While we are not listed on AMEX, our Board has adopted its independence rules in making its determination of director independence.  Two of our three directors, Robert Pons and Laurent Ohana, are considered independent directors based upon the standard of independence adopted by the Board of Directors as promulgated under Rule 803A of the Company Guide of NYSE AMEX (“AMEX”).  Corey M. Horowitz, who does not meet the AMEX requirement for director independence, is also a board member as well as our Chairman and Chief Executive Officer.

As part of our internal control procedures, our two independent directors (Robert Pons and Laurent Ohana) receive quarterly and annual financial statements and consult with our independent accountants prior to filing such financial statements with the SEC.  The Company does not have an audit committee financial expert serving on its Board of Directors.

Compensation Committee

Robert Pons is currently the sole member of our Compensation Committee and served in that capacity for 2010 and 2009.  The Compensation Committee is responsible for recommending compensation for our executive officers (subject to Board approval), including bonuses and benefits, and administration of our compensation programs, including our Stock Option Plan.  Since the Compensation Committee currently consists of a single member, all recommendations of the Compensation Committee concerning compensation for our executive officers are subject to approval by our Board of Directors.

Limitation on Liability and Indemnification Matters

Our Certificate of Incorporation limits the liability of directors to the maximum extent permitted by Delaware law.  Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability (i) for any breach of their duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law, (iii) for unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law or (iv) for any transaction from which the director derived an improper personal benefit.  Our Bylaws provide that we shall indemnify our directors, officers, employees and agents to the fullest extent permitted by law.  Our Bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in such capacity.  We currently maintain directors’ and officers’ liability insurance.  At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted.  We are not aware of any threatened litigation or preceding that might result in a material claim for such indemnification.

Technical Advisory Board

In November 2004 we established a Technical Advisory Board to assist us with our strategic business plan of maximizing the value of our intellectual property.  Upon joining our Technical Advisory Board, each member was issued a five (5) year option to purchase 17,500 shares (fully vested) of our common stock at an exercise price equal to the closing price of the shares on the date of appointment to the Technical Advisory Board.

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

Ron Keenan, Engineering Manager, Dapco Industries, a developer and manufacturer of ultrasonic test systems.  From 2006 to 2008, he was CEO of IP Infotainment, Limited, a network services company.  From 1997 until 2006, Mr. Keenan served as Chief Technology Officer of Merlot Communications, Inc.  Mr. Keenan is an expert on the convergence of telecommunications and data who, prior to co-founding Merlot, founded QFR USA Corporation, a high-tech firm engaged in developing custom ASICs for advanced and cost-effective communications systems.  He had previously founded two other development firms.  He also served as advanced engineering project director at TIE/Communications, Inc., where he developed the TIE 612 Electronic Key System, the first “skinny wire” telephone system and one of the largest selling key systems in history.  Mr. Keenan received his BS in Electrical Engineering from the Milwaukee School of Engineering and has more than 20 years experience in advanced analog and digital design techniques.

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

Boris Katzenberg, independent electrical engineering consultant and entrepreneur.  From 2008 to 2009, he was Vice President Engineering, Aventura Technology, Inc., a manufacturer of next generation video surveillance solutions.  From 2003 to 2008, he was Senior Electrical Engineer, Ortronics, Inc., a structured cabling solutions provider.  Mr. Katzenberg has held numerous positions during his 28-year career in the Telecom and Datacom industries.  He has been a force in the fields of power delivery and signal integrity systems, and has lent his expertise in the development of many innovative and cutting-edge technologies.  From 1997 to 2002, he was a senior electrical engineer at Merlot Communications, Inc., where he invented the technology underlying our Remote Power Patent.  He has also been active in the IEEE 802.3at Task Force, developing the next generation Power over Ethernet standard and continues to be responsible for the evaluation of new technologies and their development into viable products for Aventura Technology, Inc.

Jonathan Greene also serves as a member of the Technical Advisory Board (see page 28 hereof for a description of Mr. Greene’s background).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on review of the copies of such forms furnished to us or amendments thereto, we believe that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) stockholders were complied with during 2010 with the one exception that Corey M. Horowitz, our Chairman and Chief Executive Officer, did not report on a timely basis the extension and reissuance of a warrant to purchase 250,000 shares (as noted below) and approved by our Board on April 16, 2010.  Mr. Horowitz subsequently filed a Form 5 with the SEC on February 1, 2010 which reported the 3 year extension (approved by our Board in April 2010) of warrants (expiring in October 2010) to purchase 250,000 shares of our common stock originally issued to CMH Capital Management Corp. (an entity wholly owned by Mr. Horowitz) and reissued to Mr. Horowitz.  With respect to any of our former directors, officers, and ten percent (10%) stockholders, we do not have any knowledge of any known failures to comply with the filing requirements of Section 16(a).

Code of Ethics

The Board of Directors has adopted a Code of Ethics that applies to the principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Code of Ethics is incorporated by reference as Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The following table summarizes compensation, for the years ended December 31, 2010 and December 31, 2009, awarded to, earned by or paid to our Chief Executive Officer (“CEO”) and to each of our executive officers who received total compensation in excess of $100,000 for the year ended December 31, 2010 for services rendered in all capacities to us (collectively, the “Named Executive Officers”).

 Summary Compensation Table

		Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards($)	All Other Compensation($)(1)	Total($)
Corey M. Horowitz Chairman and Chief Executive Officer David C. Kahn Chief Financial Officer	2010 2009 2010 2009	$389,000 $369,681 $92,000 (5) $87,504(5)	$2,001,000 (2) $190,458 (2) $60,000 $17,500	$269,000 (3) $1,047,000(4) $19,000 (6) $14,000(7)	— — — —	$2,659,000 $1,607,139 $ 171,000 $ 119,004

(1)	We have concluded that the aggregate amount of perquisites and other personal benefits paid in 2010 and 2009 to either Mr. Horowitz or Mr. Kahn did not exceed $10,000.

(2)
Mr. Horowitz received the following bonus payments for 2010: (i) a discretionary annual bonus of $350,000 for 2010 which was paid in March 2011 and (ii) royalty bonus compensation of $1,651,000 pursuant to his employment agreement.  Mr. Horowitz received the following bonus payments for 2009: (i) an annual bonus of $150,000 which was paid in January 2010 and (ii) royalty bonus compensation of $40,458 pursuant to his employment agreement.

(3)
The aggregate grant date fair value for 2010 reflects an incremental value of $121,000 due to  three-year extensions, approved on April 16, 2010, of options to purchase (i) 750,000 shares of common stock and (ii) 5,000 shares of common stock which were due to expire on April 18, 2010 and September 19, 2010, respectively.  In determining the aggregate grant date fair value in accordance with FASB ASC Topic 718 of three-year extensions of three-year options re-issued to Mr. Horowitz to purchase an aggregate of 755,000 shares of common stock, exercisable at $0.68 per share (consisting of an option to purchase 750,000 shares originally issued to CMH Capital Management Corp., an entity owned by Mr. Horowitz, which was re-issued to Mr. Horowitz on April 18, 2010 and an option to purchase 5,000 shares of common stock which was due to expire on September 19, 2010) which extensions were approved on April 16, 2010, we made the following assumptions:  expected term of options – 3 years; risk free interest rate for the expected term of the options – 2.71%; expected volatility of the underlying stock – 42.75%; no expected dividends.  The aggregate grant date fair value for 2010 also includes $148,000 for the portion that vested in 2010 of options to purchase 750,000 shares of common stock granted to Mr. Horowitz on June 8, 2009.   On April 16, 2010 the Board of Directors also approved a three year extension of warrants to purchase 250,000 shares of common stock originally issued to CMH Capital Management Corp., an entity owned by Mr. Horowitz, which were re-issued to Mr. Horowitz on October 8, 2010.

(4)
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

(5)	Consists of consulting fees paid to Mr. Kahn for his services as Chief Financial Officer.

(6)
The aggregate grant date fair value for 2010 reflects an incremental value of $11,000 due to a three-year extension of the expiration date of an option, approved on April 16, 2010, to purchase 75,000 shares which was to expire on August 4, 2010, for which we made the following assumptions:  expected term of options – 3 years; risk free interest rate for the expected term of the options – 2.71%; expected volatility of the underlying stock – 42.75%; no expected dividends.  The aggregate grant date fair value for 2010 also includes $8,000 for the portion that vested in 2010 of options to purchase 100,000 shares of common stock granted to Mr. Kahn on December 18, 2008.

(7)
The aggregate grant date fair value for 2009 reflects an incremental value of $14,000 due to exercise price adjustments on March 11, 2009 to $0.68 per share of the following options:  Options to purchase 75,000 shares of common stock at an exercise price of $3.0625 per share granted in August, 2005; and options to purchase 75,000 shares of common stock at an exercise price of $1.50 per share granted in December, 2006.

Narrative Disclosure to Summary Compensation Table

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

On June 8, 2009, we entered into an Employment Agreement (the “Agreement”) with Corey M. Horowitz pursuant to which he continues to serve as our Chairman and Chief Executive Officer for a three year term at an annual base salary of $375,000 (retroactive to April 1, 2009) for the first year and increasing 5% on each of April 1, 2010 and April 1, 2011.  Mr. Horowitz also receives a cash bonus in an amount no less than $150,000 on an annual basis for the three year term of the Agreement.  For the years ended December 31, 2010 and December 31, 2009, Mr. Horowitz received an annual cash bonus of $350,000 (paid in March 2011) and $150,000, respectively.  In connection with the Agreement, Mr. Horowitz was issued a ten (10) year option to purchase 750,000 shares of our common stock at an exercise price of $0.83 per share, which vests in equal quarterly amounts of 62,500 shares beginning June 30, 2009 through March 31, 2012, subject to acceleration upon a change of control.  Mr. Horowitz shall forfeit the balance of unvested shares if his employment has been terminated “For Cause” (as defined) by us or without Good Reason (as defined) by Mr. Horowitz.  In addition to the aforementioned option grant, we extended for an additional five (5) years the expiration dates of all options (an aggregate of 417,500 shares) expiring in the calendar year 2009 owned by Mr. Horowitz.  In 2010 we extended for three years options expiring in the calendar year 2010 to purchase an aggregate of 750,000 shares, and warrants expiring in the calendar year 2010 to purchase an aggregate of 250,000 shares of common stock, all originally issued to CMH Capital Management Corp., an entity controlled by Mr. Horowitz. These options were reissued and extended during 2010 to Mr. Horowitz.  During 2010 we also extended for three years an option issued to Mr. Horowitz to purchase 5,000 shares of common stock which was due to expire on September 19, 2010.

Under the terms of the Agreement, Mr. Horowitz shall also receive additional bonus compensation in an amount equal to 5% of our royalties or other payments (exclusive of proceeds from the sale of our patents which is covered below) with respect to our remote power patent (U.S. Patent No. 6,218,930), (the “Remote Power Patent”) and 10% (as amended on March 16, 2011) of our royalties and other payments with respect to our other patents besides the Remote Power Patent (the “Additional Patents”) (all before deduction of payments to third parties including, but not limited to, legal fees and expenses and third party license fees) actually received from licensing its patented technologies (including patents owned as of the date of the Agreement and acquired or licensed on an exclusive basis during the period in which Mr. Horowitz continues to serve as an executive officer of our company) (the “Royalty Bonus Compensation”).  To the extent that any Royalty Bonus Compensation results from our settlement with a third party and Corey M. Horowitz and CMH Capital Management Corp., an entity owned by Mr. Horowitz are required to release any rights or participate in any settlement arrangement, any Royalty Bonus Compensation arising in such circumstances shall be paid 65% to Corey M. Horowitz and 35% to CMH Capital Management Corp., unless otherwise agreed by us, Mr. Horowitz or CMH.  In addition, during the term of his employment, Mr. Horowitz shall also be entitled to additional bonus compensation equal to (i) 5% of the gross proceeds from the sale of our Remote Power Patent and 10% (as amended on March 16, 2011) of the gross proceeds from the sale of the Additional Patents, and (ii) 5% of the gross proceeds from the merger of our company with or into another entity.  The Royalty Bonus Compensation shall continue to be paid to Mr. Horowitz for the life of each of our patents with respect to licenses entered into with third parties during Mr. Horowitz’s term of employment or at anytime thereafter, whether Mr. Horowitz is employed by us or not; provided, that, Mr. Horowitz’s employment has not been terminated by us “For Cause” (as defined) or terminated by Mr. Horowitz without “Good Reason” (as defined).  In the event that Mr. Horowitz’s employment is terminated by us “Other Than For Cause” (as defined) or by Mr. Horowitz for “Good Reason” (as defined), Mr. Horowitz shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) the minimum annual bonus of $150,000 and (iii) accelerated vesting of all unvested options and warrants.

In connection with the Agreement, Mr. Horowitz has also agreed not to compete with us as follows: (i) during the term of the agreement and for a period of 12 months thereafter if his employment is terminated “Other Than For Cause” (as defined) provided he is paid his 12 month base salary severance amount and (ii) for a period of two years from the termination date, if terminated “For Cause” by us or “Without Good Reason” by Mr. Horowitz.

On February 3, 2011, we entered into a new agreement with David C. Kahn pursuant to which he continues to serve as our Chief Financial Officer through December 31, 2012.  In consideration for his services, Mr. Kahn is compensated at the rate of $9,000 per month for the year ended December 31, 2011 and is compensated at the rate of $9,450 per month for the year ended December 31, 2012.  In connection with the agreement, Mr. Kahn was also issued a five (5) year option (the “Option”) to purchase 100,000 shares of our common stock at an exercise price of $1.59 per share.  The option vested 50,000 shares on the date of grant and the balance of the shares (50,000) will vest on the one year anniversary date (February 3, 2012) from the date of grant.  Upon a “Change in Control” (as defined) all of the unvested shares underlying the Option shall become 100% vested and immediately exercisable.  The agreement further provides that we may terminate the agreement at any time for any reason.  In the event Mr. Kahn’s services are terminated without “Good Cause” (as defined), he will be entitled to accelerated vesting of all unvested shares underlying the Option and the lesser of (i) six months base monthly compensation or (ii) the remaining balance of the monthly compensation payable through December 31, 2012.

Profit Sharing 401(k) Plan

We offer all employees who have completed a year of service (as defined) participation in a 401(k) retirement savings plan.  401(k) plans provide a tax-advantaged method of saving for retirement.  We accrued matching contributions of $32,500 under the 401(k) plan for the year ended December 31, 2010.

Director Compensation

We compensate each director who is not an employee of our company by granting to each such outside director (upon joining the Board) stock options to purchase 50,000 shares of our common stock, at an exercise price equal to the closing price of our common stock on the date of grant, with the options vesting over a one year period in equal quarterly amounts.  In addition, beginning with the three month period ended September 30, 2010, we pay our outside directors cash director fees of $10,000 per quarter (for the first two quarters of 2010 cash director fees were $5,000 per quarter).  Subject to the discretion of the Compensation Committee and the Board of Directors, non-employee directors may also receive additional option grants on an annual basis.  No options were issued to non-employee directors for the year ended December 31, 2010.

The following table sets forth the compensation paid to all persons who served as members of our board of directors (other than our Named Executive Officers) during the year ended December 31, 2010.  No director who is also a Named Executive Officer received any compensation for services as a director in 2010.

Name	Option Awards ($)	All other Compensation ($)	Total ($)
Robert Pons	$ —	$30,000 (1)	$30,000(1)
Laurent Ohana	$ __	$70,000(1)(2)	$70,000(1)(2)
___________________________
(1)	Represents directors fees payable in cash to each of Mr. Pons and Mr. Ohana of $5,000 per quarter for each of the first two quarters of 2010 and $10,000 per quarter for the last two quarters of 2010.

(2)
Includes $40,000 paid to Parkview Ventures LLC, an entity owned by Mr. Ohana, for consulting services rendered to us in 2010.  On May 21, 2010, the Board of Directors approved a one year extension of the expiration date (until May 21, 2011) of a warrant to purchase 50,000 shares held by Mr. Ohana.

Option Grants in 2010

The following stock options were granted to the Named Executive Officers during the year ended December 31, 2010:

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in 2010	Exercise Price	Expiration Date
Corey M. Horowitz Chairman and CEO	750,000(1) 250,000(2) 5,000(3)	93.1%	$0.68 $0.68 $0.68	4/18/2013 10/8/2013 9/19/2013
David Kahn Chief Financial Officer	75,000(4)	6.9%	$0.68	8/4/2013
___________________________
(1) Represents the three-year extension and reissuance to Corey M. Horowitz in April 2010 of an option to purchase 750,000 shares of our common stock which was originally issued to CMH Capital Management Corp. (“CMH”) in April 2002 and was to expire in April 2010.  Mr. Horowitz is the sole officer, director and stockholder of CMH.

(2) Represents the three-year extension and reissuance to Corey M. Horowitz in October 2010 of a warrant to purchase 250,000 shares of our common stock, approved in April 2010, which was originally issued to CMH in October 2001 and was to expire in October 2010.

(3) Represents a three year extension of the expiration date of such option which was approved in April 2010.

(4) Represents a three year extension of the expiration date of such option which was approved by in April 2010.

 Outstanding Equity Awards at December 31, 2010

The following table sets forth information relating to unexercised and outstanding options for each Named Executive Officer as of December 31, 2010:

Number of Securities Underlying Unexercised Option
Name	Exercisable	Unexercisable	Option Exercise Price ($)	Option Expiration Date
Corey M. Horowitz Chairman and CEO	437,500 375,000	312,500(1) --	$ .83 $ .68	06/08/19 02/28/12
	732,709	--	$ .68	04/16/12
	1,195,361	--	$ .68	03/16/12
	400,000	--	$ .68	11/26/14
	1,100,000	--	$ .25	11/26/14
	515,218	--	$ .13	12/22/11
	750,000	--	$ .68	04/18/13
	250,000	--	$ .68	10/08/13
	300,000(2)	--	$ .68	07/11/11
	10,625	--	$ .68	01/19/11
	20,000	--	$ .68	10/20/11
	10,000	--	$ .68	06/22/14
	7,500	--	$ .68	10/25/14
	5,000	--	$ .68	9/19/13
	375,000	--	$ .68	2/28/13
David Kahn Chief Financial Officer	75,000	--	$ .68	12/20/11
	75,000	--	$ .68	08/04/13
	100,000	--	$ .54	12/18/13

(1) The vesting dates of the options which are not fully vested are:  62,500 shares on a quarterly basis beginning June 30, 2009 through March 31, 2012.

(2) represents warrants held by CMH Capital Management Corp., an entity in which Mr. Horowitz is the sole stockholder, officer and director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2011 (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our executive officers and directors as a group.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENTAGE OF COMMON STOCK BENEFICIALLY OWNED(2)

Corey M. Horowitz(3)	10,096,435	31.1%
CMH Capital Management Corp(4)	2,342,800	8.9%
Jonathan Auerbach(5)	2,942,048	10.9%
Hound Partners Offshore Fund, L.P.(6)	2,497,924	9.3%
Steven D. Heinemann (7)	2,665,052	10.2%
Barry Rubenstein (8)	2,051,396	7.9%
Woodland Services Corp. (9)	1,376,209	5.3%
Emigrant Capital Corporation (10) Paul Milstein Revocable 1998 Trust New York Private Bank & Trust Corporation Emigrant Bancorp. Inc. Emigrant Savings Bank	1,312,500	5.1%
David C. Kahn(11)	300,000	1.1%
Laurent Ohana(12)	225,000	*
Robert Pons(13)	175,000	*
All officers and directors as a group (4 Persons)	10,796.435	32.5%
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

(2)
A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities held by such person (but not those held by any other person) and which are exercisable or convertible within 60 days have been exercised and converted.  Assumes a base of 25,953,129 shares of our common stock outstanding.

(3)
Includes (i) 1,163,085 shares of common stock held by Mr. Horowitz, (ii) 5,985,788 shares of common stock subject to currently exercisable stock options held by Mr. Horowitz, (iii) 2,042,800 shares of common stock held by CMH Capital Management Corp. (“CMH”), an entity solely owned by Mr. Horowitz, (iv) 250,000 shares of common stock subject to currently exercisable warrants held by Mr. Horowitz, (v) 300,000 shares of common stock subject to currently exercisable warrants held by CMH, (vi) 67,471 shares of common stock owned by Donna Slavitt, the wife of Mr. Horowitz, (vii) an aggregate of 285,000 shares of common stock held by two trusts and a custodian account for the benefit of Mr. Horowitz’s three children and (viii) 2,291 shares of common stock held by Horowitz Partners, a general partnership of which Mr. Horowitz is a partner. Does not include options to purchase 250,000 shares of common stock which are not currently exercisable.

(4)
Includes (i) 2,042,800 shares of common stock, (ii) 300,000 shares of common stock subject to currently exercisable warrants.  Corey M. Horowitz, by virtue of being the sole officer, director and shareholder of CMH, has the sole power to vote and dispose of the shares of common stock owned by CMH.

(5)
Includes (i) 158,888 shares of common stock owned by Hound Partners, LLC; (ii) 175,331 shares of common stock and 109,905 shares of common stock subject to currently exercisable warrants owned by Blackwell Partners LLC, and (iii) 1,524,495 shares of common stock and 973,429 shares of common stock subject to currently exercisable warrants held by Hound Partners Offshore Fund, LP.  Jonathan Auerbach is the managing member of Hound Performance, LLC and Hound Partners, LLC.  Hound Performance, LLC is the general partner of Hound Partners Offshore Fund, L.P.  Hound Partners, LLC is the investment manager of Hound Partners Offshore Fund, L.P. and Blackwell Partners LLC.  The securities may be deemed to be beneficially owned by Hound Performance, LLC, Hound Partners LLC and Jonathan Auerbach.  The aforementioned beneficial ownership is based in part upon Amendment No. 2 to Schedule 13G jointly filed by Hound Partners, LLC, Hound Performance, LLC, Jonathan Auerbach, Hound Partners, L.P. and Hound Partners Offshore Fund, LP, with the Securities and Exchange Commission on January 18, 2011, a Form 3 filed by Hound Partners Offshore Fund, LP, with the Securities and Exchange Commission on January 3, 2011, and a Form 4 jointly filed by Hound Partners Offshore Fund, LP, Hound Partners, LLC, Hound Performance LLC and Jonathan Auerbach with the Securities and Exchange Commission on January 18, 2011.  Jonathan Auerbach, by virtue of being the managing member of Hound Performance, LLC and Hound Partners, LLC, has the power to vote and dispose of the securities held by Hound Partners, LP, Hound Partners Offshore Fund, L.P. and Blackwell Partners, LLP.

(6)	Includes (i) 1,524,495 shares of common stock and (ii) 973,429 shares of common stock subject to currently exercisable warrants held by Hound Partners Offshore Fund, LP.

(7)
Includes (i) 2,598,385 shares of common stock and (ii) 66,667 shares of common stock subject to currently exercisable warrants owned by Mr. Heinemann.  The aforementioned beneficial ownership is based upon Amendment No.  to Schedule 13G filed by Mr. Heinemann with the Securities and Exchange Commission on June 2. 2010.  The address for Mr. Heinemann is c/o First New York Securities, L.L.C., 90 Park Avenue, 5th Floor, New York, New York 10016.

(8)
Includes (i) 150,012 shares of common stock held by Mr. Rubenstein, (ii) 20,000 shares of common stock subject to currently exercisable stock options held by Mr. Rubenstein, and (iii) 792,726, 583,483, 309,316, 194,810 and 1,049 shares of common stock held by Woodland Venture Fund, Seneca Ventures, Woodland Partners, Brookwood Partners, L.P. and Marilyn Rubenstein, respectively.  The aforementioned beneficial ownership by Mr. Rubenstein is based upon Amendment No. 7 to Schedule 13D jointly filed by Mr. Rubenstein and related parties with the Securities and Exchange Commission on November 14, 2007 and a Form 4 filed by Mr. Rubenstein with the Securities and Exchange Commission on October 26, 2007.  Barry Rubenstein and Woodland Services Corp. are the general partners of Woodland Venture Fund and Seneca Ventures. Barry Rubenstein is the general partner of Brookwood Partners, L.P.  Barry Rubenstein is the President and sole director of Woodland Services Corp. Marilyn Rubenstein is the wife of Barry Rubenstein.  Barry Rubenstein, by virtue of being a General Partner of Woodland Venture Fund, Seneca Ventures and Brookwood Partners, L.P. and the President and sole director of Woodland Services Corp., may be deemed to have the sole power to vote and dispose of the securities held by Woodland Venture Fund, Seneca Ventures, Woodland Partners and Brookwood Partners, L.P.  The address of Barry Rubenstein is 68 Wheatley Road, Brookville, New York 11545.

(9)
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

(10)
Emigrant Capital Corporation (“Emigrant Capital”) is a wholly owned subsidiary of Emigrant Savings Bank (“ESB”), which is a wholly-owned subsidiary of Emigrant Bancorp, Inc. (“EBI”) which is a wholly-owned subsidiary of New York Private Bank & Trust Corporation (“NYPBTC”).  The Paul Milstein Revocable 1998 Trust (the “Trust”) owns 100% of the voting stock of NYPBTC.  ESB, EBI, NYPBTC and the Trust each may be deemed to be the beneficial owner of the shares of common stock and warrants held by Emigrant Capital.  The aforementioned is based upon a Schedule 13G/A filed jointly by Emigrant Capital, ESB, EBI, NYPBTC, the Trust and others with the Securities and Exchange Commission on January 12, 2005.  Howard Milstein, by virtue of being an officer of New York Private Bank and Trust Corporation and trustee of the Paul Milstein Revocable 1998 Trust, both indirect owners of Emigrant Capital Corporation, may be deemed to have sole power to vote and dispose of the securities owned by Emigrant Capital Corporation.  The address of Emigrant Capital Corporation is 6 East 43rd Street, 8th Floor, New York, New York 10017.

(11)
Includes 300,000 shares of common stock subject to currently exercisable stock options issued to Mr. Kahn.  Does not include options to purchase 50,000 shares of common stock which are not currently exercisable.

(12)	Includes 225,000 shares subject to currently exercisable options and warrants issued to Mr. Ohana.

(13)	Includes 175,000 shares subject to currently exercisable stock options issued to Mr. Pons.

The Equity Compensation Plan information presented in Item 5 of this Annual Report is incorporated herein in its entirety.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On March 11, 2009 our Board of Directors approved adjustments to the exercise prices and terms of certain of our outstanding options and warrants as follows:

(i)
the exercise prices of certain outstanding compensatory options and warrants issued to officers, directors, consultants and others to purchase an aggregate of 5,029,945 shares of common stock were adjusted to an exercise price of $0.68 per share (closing price of our common stock on March 11, 2009), including options and warrants to purchase an aggregate of 4,031,195 shares held by Corey M. Horowitz, our Chairman and Chief Executive Officer, and an affiliated entity, options to purchase an aggregate of 150,000 shares held by David Kahn, our Chief Financial Officer, and options and warrants to purchase an aggregate of 200,000 and 100,000 shares held by Laurent Ohana and Robert Pons, respectively, two of our directors;

(ii)
the exercise price of outstanding warrants to purchase an aggregate of 473,750 shares of common stock issued as part of our private placement completed in December 2004 and January 2005, which exercise price was scheduled to increase to $2.00 per share on March 31, 2009 (from $1.75 per share)  adjusted to an exercise price of $1.75 for the remaining exercise period of such warrants (May 21, 2010), subject to the adjustment set forth in item (iv) below;

(iii)
the exercise price of warrants to purchase an aggregate of 1,666,667 shares of common stock, (including warrants to purchase 484,900 shares owned by Hound Partners, L.P., warrants to purchase 598,434 shares owned by

(iii)
Hound Partners Offshore Fund, L.P. and warrants to purchase 66,667 shares of common stock owned by Steven Heinemann, all such parties are principal stockholders of our Company), at an exercise price of $2.00 per share, which warrants were issued as part of our private placement completed in April 2007, were adjusted to an exercise price of $1.75 per share for the remaining exercise period of such warrants (April 16, 2012), subject to the adjustments set forth in item (iv) below; and

(iv)
 in the event that any holders of the above referenced outstanding warrants, issued as part of our December 2004/January 2005 or our April 2007 private placements, exercised such warrants at anytime up to and including December 31, 2009, the exercise price of all such warrants was to adjust to $1.25 per share.  No such warrant exercises took place.

On December 24, 2009, as part of adjustments to remove contingent vesting provisions from options to purchase an aggregate of 54,825 shares of common stock approved by our Board of Directors, contingent vesting provisions relating to options to purchase an aggregate of 10,625 shares of common stock owned by Corey M. Horowitz, our Chairman and Chief Executive Officer, were removed so as to make those options immediately exercisable.

On April 16, 2010, our Board of Directors approved a three year extension of the expiration dates (which were in 2010) for certain outstanding options and warrants to purchase an aggregate of 1,205,000 shares of our common stock, exercisable at $0.68 per share, held by Corey M. Horowitz, our Chairman and Chief Executive Officer, and an affiliated entity (1,005,000 shares), David Kahn (75,000 shares), our Chief Financial Officer, and two consultants (125,000 shares).

On March 16, 2011 our employment agreement, dated June 8, 2009, with Corey M. Horowitz, our Chairman and Chief Executive Officer, was amended pursuant to which, in consideration of a payment of $250,000, Mr. Horowitz agreed to reduce Additional Bonus Compensation and Royalty Bonus Compensation (as such terms are defined in Section 5(b)(ii) of the agreement) payable to him from patents other than the Remote Power Patent from 12.5% to 10%.  (See “Executive Compensation – Employment Agreements, Termination of Employment and Change-In-Control Arrangements” as set forth on pages 32-34 of this Report).

Review, Approval or Ratification of Transactions with Related Persons

Our Board of Directors is responsible for reviewing and approving or ratifying related-persons transactions.  A related person is any executive officer, director, nominee for director or more than 5% stockholder of the Company, including immediate family members, and any entity owned or controlled by such persons.  In addition, pursuant to our Code of Ethics, all of our officers, directors and employees are to avoid conflicts of interest and to refrain from taking part or exercising influence in any transaction in which such party’s personal interest may conflict with the best interest of the Company.  There are no written procedures governing any review of related person transactions.

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

Audit Fees

Radin, Glass & Co., LLP, our company’s independent accountant, billed us aggregate fees of approximately $70,000 and $71,600 for the years ended December 31, 2010 and December 31, 2009, respectively, for review of financial statements included in our Form 10-Q’s and for other services in connection with statutory or regulatory filings for the year ended December 31, 2010, and for the audit of our annual financial statements for the year ended December 31, 2010 and December 31, 2009.

Audit Related Fees, Tax Fees and All Other Fees

Radin, Glass & Co., LLP did not render any other professional service (other than those discussed above for the years ended December 31, 2010 or December 31, 2009) except for income tax consulting for which Radin, Glass Co., LLP billed us $35,000 for the year ended December 31, 2010, and for review of our documentation pertaining to Section 404 of the Sarbanes-Oxley Act of 2002 for which Radin, Glass & Co., LLP billed us $7,500 for the year ended December 31, 2009.

The engagement with Radin, Glass & Co., LLP was approved in advance by our Board of Directors.

NETWORK-1 SECURITY SOLUTIONS, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Network-1 Security Solutions, Inc.

We have audited the accompanying balance sheets of Network-1 Security Solutions, Inc. as of December 31, 2010 and 2009 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Network-1 Security Solutions, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Radin, Glass & Co., LLP

New York, New York
March 30, 2011

NETWORK-1 SECURITY SOLUTIONS, INC.

Balance Sheets

	December 31,
	2010	2009

CURRENT ASSETS
Cash and cash equivalents	$21,348,000	$3,022,000
Royalty receivable	1,339,000	120,000
Prepaid expenses	89,000	70,000

Total current assets	22,776,000	3,212,000

OTHER ASSETS:
Patent, net of accumulated amortization Security deposits	83,000 6,000	92,000 6,000
Total Other Assets	89,000	98,000
TOTAL ASSETS	$22,865,000	$3,310,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$78,000	$324,000
Accrued expenses	2,092,000	261,000

TOTAL LIABILITIES	2,170,000	585,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock, $0.01 par value; authorized 50,000,000 shares; 25,931,879 and 24,135,557 issued and outstanding at December 31, 2010 and 2009, respectively	259,000	241,000
Additional paid-in capital	57,266,000	55,957,000
Accumulated deficit	(36,830,000)	(53,473,000)

TOTAL STOCKHOLDERS’ EQUITY	20,695,000	2,725,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,865,000	$3,310,000

See notes to financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.

Statements of Operations

	Years Ended December 31,
	2010	2009
ROYALTY REVENUE	$33,037,000	$811,000
COST OF REVENUE	9,595,000	76,000
GROSS PROFIT	23,442,000	735,000

OPERATING EXPENSES:
General and administrative	3,771,000	$2,413,000
Non-cash compensation	402,000	901,000
TOTAL OPERATING EXPENSES	4,173,000	3,314,000

OPERATING INCOME (LOSS)	19,269,000	(2,579,000)
OTHER INCOME (EXPENSES):
Interest income, net	41,000	1,000

INCOME (LOSS) BEFORE INCOME TAXES	$19,310,000	(2,578,000)

INCOME TAXES	74,000	—

NET INCOME (LOSS)	$19,236,000	$(2,578,000)

Net Income (Loss) Per Share
Basic	$0.79	$(0.11)
Diluted	$0.67	$(0.11)

Weighted average common shares outstanding Basic Diluted	24,422,567 28,619,982	24,135,557 24,135,557

See notes to financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.

Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2010 and 2009

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance – December 31, 2008	24,135,557	$241,000	$55,056,000	$(50,895,000)	$4,402,000

Granting of options	—	—	175,000	—	175,000

Modifications of options and warrants	—	—	726,000	—	726,000

Net loss	—	—	—	(2,578,000)	(2,578,000)

Balance – December 31, 2009	24,135,557	241,000	55,957,000	(53,473,000)	2,725,000

Granting of options	—	—	249,000	—	249,000

Proceeds from exercise of option and warrants	1,796,322	18,000	907,000	—	925,000

Modification of options
	—	—	153,000	—	153,000
Dividend paid	—	—	—	(2,593,000)	(2,593,000)

Net income	—	—	—	19,236,000	(19,236,000)

Balance – December 31, 2010	25,931,879	$259,000	$57,266,000	$(36,830,000)	$20,695,000

See notes to financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.

Statements of Cash Flows

	Years Ended December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$19,236,000	$(2,578,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operatingactivities:
Depreciation and amortization	9,000	9,000
Stock-based compensation	402,000	901,000
Source (use) of cash from changes in operating assets and liabilities:
Royalty and interest receivable	(1,219,000)	(42,000)
Prepaid insurance	(19,000)	1,000
Accounts payable and accrued expenses	1,585,000	248,000

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	19,994,000	(1,461,000)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividend paid	(2,593,000)	(1,000)
Proceeds from exercises of options and warrants	925,000	—
	(1,688,000)	(1,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,326,000	(1,462,000)

CASH AND CASH EQUIVALENTS, Beginning	3,022,000	4,484,000

CASH AND CASH EQUIVALENTS, Ending	$21,348,000	$3,022,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the years for:
Interest	$—	$2,000
Taxes	$14,000	$24,000

See notes to financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.

Notes to Financial Statements
December 31, 2010 and 2009

Note A - The Company

Network-1 Security Solutions, Inc. (the “Company”) is engaged in the acquisition, development, licensing and protection of its intellectual property.  The Company presently own six patents that relate to various telecommunications and data networking technologies and include, among other things, patents covering the delivery of power over Ethernet cable for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras, over Ethernet (“PoE”) networks and systems and methods of transmission of audio, video and data in order to achieve high quality of service (QoS).  The Company’s strategy is to pursue licensing and strategic alliances with companies in industries that manufacture and sell products that make use of the technologies underlying its intellectual property as well as with other users of the technologies who benefit directly from the technologies including corporate, educational and governmental entities.  To date, the Company has focused its efforts on licensing its remote power patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the “Remote Power Patent”).  The Company has entered eleven (11) license agreements with respect to our Remote Power Patent.  The Company’s current strategy includes continuing to pursue licensing opportunities for its Remote Power Patent from vendors of Power over Ethernet equipment in order to resolve possible infringement of its Remote Patent by such vendors.  In addition, the Company may acquire additional intellectual property assets in the future to develop, commercialize, license or otherwise monetize such intellectual property.  The Company continually reviews opportunities to acquire or license additional intellectual property for the purpose of pursuing licensing opportunities related to its existing intellectual property portfolio or otherwise.  In addition, the Company may enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.

Note B –Summary of Significant Accounting Policies

[1]	Cash equivalents:

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

[2]	Revenue recognition:

The Company recognizes revenue received from the licensing of its intellectual property in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”) and related authoritative pronouncements.  Under this guidance, revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the license agreement, (iii) amounts are fixed or determinable and (iv) collectability of amounts is reasonably assured.

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

Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.  Accordingly, the Company records impairment losses on long-lived assets used in operations or expected to be disposed of when indicators of impairment exist and the undiscounted cash flows expected to be derived from those assets are less than carrying amounts of those assets.  During the years ended December 31, 2010 and 2009, there was no impairment to its patents.

NETWORK-1 SECURITY SOLUTIONS, INC.

Notes to Financial Statements
December 31, 2010 and 2009

Note B – Summary of Significant Accounting Policies  (continued)

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

[6]	Earnings (Loss) Per Share

Basic Earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of outstanding common shares during the period.  Diluted per share data included the dilutive effects of options, warrants and convertible securities.  Potential shares of 10,569,240 and 12,579,312 at December 31, 2010 and 2009, respectively, consisted of options and warrants.  Computations of basic and diluted weighted average common shares outstanding are as follows:

	2010	2009

Weighted-average common shares outstanding - basic	24,422,567	24,135,557

Dilutive effect of options and warrants	4,197,415	—

Weighted-average common shares outstanding - diluted	28,619,982	24,135,557

Options and Warrants excluded from the computation of diluted income (loss) per share because the effect of inclusion would have been anti-dilutive	6,371,825	12,579,312

[7]	Use of estimates:

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

NETWORK-1 SECURITY SOLUTIONS, INC.

Notes to Financial Statements
December 31, 2010 and 2009

Note B – Summary of Significant Accounting Policies  (continued)

[10]	Subsequent event evaluation:

The Company has evaluated subsequent events from the balance sheet date through the issuance date of the financial statements and has determined that there are no such events that would have a material impact on the financial statements (see Note K).

[11]	Recently issued accounting standards:

In January 2010, a pronouncement was issued to improve the disclosures about fair value measurements as required under ASC Topic 820 (Accounting Standards Updated (“ASU”) No. 2010-06). This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, (ii) disclose separately the reasons for any transfers in and out of Level 3, and (iii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements. This amendment is effective for interim and annual reporting periods beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. We adopted this pronouncement as of May 1, 2010. As this pronouncement relates to disclosure only, the adoption did not impact our financial condition, results of operations or cash flows.

In December 2010, a pronouncement was issued that modified the process used to test goodwill for impairment. The pronouncement impacted reporting units with zero or negative carrying amounts and required an additional test to be performed to determine whether goodwill has been impaired and to calculate the amount of that impairment. This amendment is effective for fiscal years beginning after December 15, 2010. We will adopt this pronouncement as of January 30, 2011. We are currently evaluating the potential impact, if any, the adoption of this pronouncement will have on our consolidated financial condition, results of operations or cash flows.

In April 2010, the FASB issued Accounting Standards Update 2010-13, Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 updates ASC 718 to codify the consensus reached in EITF Issue No. 09-J, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. The ASU clarifies that share-based payment awards with an exercise price denominated in the currency of a market in which a substantial portion of the underlying equity security trades should not be considered to meet the criteria requiring classification as a liability. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Early adoption is permitted. The provisions of ASU 2010-13 are not expected to have an impact on the Company’s financial statements.

Note C- Patents

In November 2003, the Company acquired a portfolio of telecommunications and data networking patents (six patents) from Merlot Communications, Inc. (the “Seller”) in which certain then principal stockholders of the Company owned a majority of the Seller’s voting stock at the time of the transaction.  The purchase price for the patent portfolio was $100,000, paid in cash.  As additional consideration for the purchase, the Company granted the Seller a nonexclusive, royalty free, perpetual license for the term of each patent to use the patents for the development, manufacture or sale of its own branded products to end users.  The cash price has been capitalized and is being amortized over the remaining useful life of each patent.  The Company had agreed to pay the Seller 20% of the net income, as defined, after the first $4,000,000 of net income realized by the Company on a per patent basis from the sale or licensing of the patents.  On January 18, 2005, the Company and Seller amended the Patent Purchase Agreement “Amendment”) pursuant to which the Company paid additional purchase price of $500,000 to Seller in consideration for the restructuring of future contingent payments to Seller from the licensing or sale of the Patents.  Such $500,000 has been recorded as an expense in the prior year.

NETWORK-1 SECURITY SOLUTIONS, INC.

Notes to Financial Statements
December 31, 2010 and 2009

Note C- Patents (continued)

The Amendment provides for future contingent payments by the Company to Seller of $1.0 million upon achievement of $25 million of Net Royalties (as defined), an additional $1.0 million upon achievement of $50 million of Net Royalties and an additional $500,000 upon achievement of $62.5 million of Net Royalties from licensing or sale of the patents acquired from the Seller.  Amortization expense amounted to $9,000 for both years ended December 31, 2010 and 2009.

Note D - Stockholders’ Equity

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

The fair value of options on the date of grant is estimated using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	Year Ended
	December 31,
	2010	2009

Risk-free interest rates	2.71%	2.54% - 2.95%
Expected option life in years	5 years	5-10 years
Expected stock price volatility	42.25%	62.04%
Expected dividend yield	0.00%	0.00%

The weighted average fair value on the option grant date during the years ended December 31, 2010 and 2009 were $0.37 and $0.59 per option, respectively.

The following table summarizes stock option activity for the years ended December 31:

	2010		2009
		Weighted		Weighted
		Average		Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price
Options outstanding at beginning
of year	9,103,895	$0.61	8,471,965	$1.00
Granted	200,000	$0.90	770,000	0.83
Cancelled/expired/exercised	(1,356,282)	$0.61	(138,070)	3.29

Options outstanding at end of year	7,947,613	$0.62	9,103,895	0.61

Options exercisable at end of year	7,593,446	$0.61	8,445,145	$0.59

NETWORK-1 SECURITY SOLUTIONS, INC.

Notes to Financial Statements
December 31, 2010 and 2009

Note D - Stockholders’ Equity (continued)

During the years ended December 31, 2010 and 2009, the Company granted an aggregate of 200,000 and 770,000 5-year or 10-year options to its officers, directors and consultants, respectively.  The fair value of these options based on Black-Scholes option-pricing model amounted to $73,000 and $455,000, respectively, for the 2010 and 2009 grants.  The Company recorded non-cash compensation of $73,000 and $119,000 for vesting portion of these options for the years ended December 31, 2010 and 2009, respectively.  The Company also recognized non-cash compensation of $176,000 and $56,000 in 2010 and 2009, respectively, for the options that were granted in prior years but vested in 2010 and 2009.

On April 16, 2010 the Board of Directors of the Company approved a three year extension of the expiration dates (which were to expire in 2010) for certain outstanding options to purchase an aggregate of 955,000 shares of common stock, exercisable at $0.68 per share.  The Company recorded additional compensation of $153,000 for this modification (See Note H).

During the year ended December 31, 2010, options to purchase an aggregate of 1,276,782 shares of our common stock were exercised at prices of between $0.23 and $0.68 per share, for total proceeds to the Company of $343,650.

On March 11, 2009 the Board of Directors of the Company approved the reduction of the exercise prices (ranging from $0.70 to $6.00 per share) of certain outstanding compensatory options and warrants issued to officers, directors, consultants and others to purchase an aggregate of 5,029,945 shares of common stock to $0.68 per share (closing price of the Company’s common stock on March 11, 2009).  The Company recorded additional compensation of $541,000 for this modification (see Note H).

On June 8, 2009 the Board of Directors of the Company approved an extension of the expiration dates of all options owned by the Chairman and Chief Executive Officer which expire in calendar year 2009 for a period of five years.  Accordingly, the Company recorded additional compensation of $132,000 for this extension (see Note H).

On November 25, 2009, the Board of Directors of the Company extended for three years the expiration dates of options issued to four holders to purchase an aggregate of 70,000 shares of common stock at an exercise price of $0.54 per share, which options were to expire on November 25, 2009, and options issued to three holders to purchase an aggregate of 40,000 shares of common stock at exercise prices of between $0.68 and $3.75 per share, which options were to expire on December 16, 2009. The Company recorded additional compensation of $13,000 for this modification.

On November 25, 2009, the Board of Directors of the Company removed the vesting provision from options issued to eight holders to purchase an aggregate of 54,825 shares of common stock. Such vesting provision was contingent upon the price of the Company’s common stock reaching $10.00 per share or $15 per share, thereby making such options immediately exercisable.  The Company recorded additional compensation of $13,000 for this modification.

NETWORK-1 SECURITY SOLUTIONS, INC.

Notes to Financial Statements
December 31, 2010 and 2009

Note D- Stockholders’ equity (continued)

The following table presents information relating to all stock options outstanding and exercisable at December 31, 2010:

			Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Options	Exercise	Life in	Options	Exercise
Price	Outstanding	Price	Years	Exercisable	Price

$0.12 - $1.70	7,891,163	$ 0.60	2.76	7,536,996	$ 0.59
$3.06 - $3.75	56,450	3.31	0.73	56,450	3.31

	7,947,613	$ 0.62	2.73	7,593,446	$ 0.61

[2]	Warrants:

As of December 31, 2010, the following are the outstanding warrants to purchase shares of the Company’s common stock:

Number of	Exercise
Warrants	Price	Expiration Date

300,000	$0.68	July 11, 2011
50,000	$0.68	May 21, 2011
250,000	$0.68	October 8, 2011
234,960	$1.50	April 16, 2012
1,666,667	$1.75	April 16, 2012
120,000	$2.00	April 16, 2012
2,621,627

On April 16, 2010, the Board of Directors of the Company approved a three year extension of the expiration dates (which were to expire in October, 2010) for certain warrants to purchase an aggregate of 250,000 shares of common stock, exercisable at $0.68 per share.

On May 21, 2010 the Board of Directors of the Company approved a 5 day extension of the expiration date (from May 21, 2010 to May 26, 2010) for certain outstanding warrants to purchase an aggregate of 473,750 shares issued as part of a private placement in December 2004/January 2005 and also reduced the exercised price of such warrants to $0.82 per share (from $1.75 per share).

On May 21, 2010 the Board of Directors of the Company approved a one year extension of the expiration date (from May 21, 2010 to May 21, 2011) of certain outstanding warrants to purchase an aggregate of 50,000 shares of common stock exercisable at $0.68 per share.

On June 30, 2010, the Board of Directors of the Company extended the expiration date (expiring on June 30, 2010) to December 31, 2010 of certain outstanding warrants to purchase 375,000 shares, at exercise prices of $1.45 and $2.00 per share, issued as part of the Company’s private placement in December 2004/January 2005.

NETWORK-1 SECURITY SOLUTIONS, INC.

Notes to Financial Statements
December 31, 2010 and 2009

Note D- Stockholders’ equity (continued)

During the year ended December 31, 2010, warrants to purchase an aggregate of 521,540 shares of our common stock were exercised at prices of between $0.82 and $1.50 per share, for total proceeds to the Company of $591,110.

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

(ii)
the exercise price of warrants to purchase an aggregate of 1,666,667 shares of common stock, (including warrants to purchase an aggregate of 1,150,001 shares owned by three then principal stockholders of the Company) (see Note H), at an exercise price of $2.00 per share, which warrants were issued as part of the Company’s private placement completed in April 2007, were adjusted to an exercise price of $1.75 per share for the remaining exercise period of such warrants (April 16, 2012), subject to the adjustments set forth in item (iii) below; and

(iii)
in the event that any holders of the above referenced outstanding warrants, issued as part of the Company’s December 2004/January 2005 or the April 2007 private placements, exercised such warrants at anytime up to and including December 31, 2009, the exercise price of all such warrants shall adjust to $1.25 per share.

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

NETWORK-1 SECURITY SOLUTIONS, INC.

Notes to Financial Statements
December 31, 2010 and 2009

Note E - Commitments and Contingencies

[1]	Services agreement:

On November 30, 2004, the Company entered into a master services agreement (the “Agreement”) with ThinkFire Services USA, Ltd. (“ThinkFire”) pursuant to which ThinkFire has been granted the exclusive worldwide rights (except for direct efforts by the Company and related companies) to negotiate license agreements for the Remote Power Patent with respect to certain potential licensees agreed to between the parties.  Either the Company or ThinkFire can terminate the Agreement upon 60 days’ notice for any reason or upon 30 days’ notice in the event of a material breach.  The Company agreed to pay ThinkFire a fee not to exceed 20% of the royalty payments received from license agreements consummated by ThinkFire on its behalf after the Company recovers its expenses.  As of December 31, 2010 the Company had paid ThinkFire $340,000 and accrued an additional $133,673 in fees.

[2]	Legal fees:

Dovel & Luner, LLP provided legal services to the Company with respect to the Company’s patent litigation settled in July 2010 against several major data networking equipment manufacturers.  (See Note J).  The terms of the Company’s agreement with Dovel & Luner, LLP provided for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of up to 24% (based on the settlement being achieved at the trial stage) including legal fees of local counsel in Texas.  During the years ended December 31, 2010 and 2009, total contingency fee paid to Dovel & Luner, LLP approximated $7,167,000 and $36,000, respectively.  In addition, contingency fee in the amount of $304,000 was accrued at December 31, 2010.

With respect to the Company’s litigation against D-Link, which was settled in May 2007 (See Note J), the Company utilized the services of Blank Rome, LLP, on a full contingency basis and also the services of Potter Mitton, P.C. (Tyler, Texas) on an hourly basis to serve as local counsel.  In accordance with the Company’s contingency fee agreement with Blank Rome LLP, once the Company recovers its expenses related to the litigation (which has not been achieved yet), the Company is obligated to pay legal fees to Blank Rome LLP equal to 25% of the royalty revenue received by the Company from its license agreement with D-Link.

[3]	Operating lease:

The Company leases its principal office space in New York City at a monthly rent of approximately $3,740 which lease expires in May 2011.

Rental expense for the years ended December 31, 2010 and 2009 aggregated $44,000 and $41,000, respectively.

[4]	Savings and investment plan:

The Company has a Savings and Investment Plan which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986.  The Company also may make discretionary annual matching contributions in amounts determined by the Board of Directors, subject to statutory limits.  The 401(k) Plan expense for the years ended December 31, 2010 and 2009 was $32,500 and $0, respectively.

NETWORK-1 SECURITY SOLUTIONS, INC.

Notes to Financial Statements
December 31, 2010 and 2009

Note F – Income Taxes

At December 31, 2010, the Company had U.S. federal net operating loss carryforwards (NOLs) totaling approximately $28,000,000 expiring between 2020 and 2030.  Due to uncertainties surrounding the Company’s ability to generate future taxable income to fully realize these assets, a full valuation allowance has been established to offset its estimated unutilized net deferred tax assets at each balance sheet date.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.  Currently, the Company believes that it has sufficient NOL carryforwards to offset taxable income, if any, for 2010.

The principal components of the net deferred tax assets are as follows:

	Year Ended
	December 31,
	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$10,475,000	$17,503,000
Options and warrants not yet deducted, for tax purposes	1,300,000	970,000

	11,775,000	18,473,000
Valuation allowance	(11,775,000)	(18,473,000)

Net deferred tax assets	$0	$0

The Company has recorded a valuation allowance for the full amount of its deferred tax assets as the likelihood of the future realization cannot be presently determined.  The valuation allowance decreased by $6,698,000 in 2010 and increased by $353,000 in 2009.

The reconciliation between the taxes as shown and the amount that would be computed by applying the statutory federal income tax rate to the loss before income taxes is as follows:

	Year Ended
	December 31,
	2010	2009

Income tax - statutory rate	34.0%	(34.0)%
State and local, net	3.5%	(3.5)%
Valuation allowance on deferred tax assets	(37.5)%	37.5%
(Utilization of NOL)

Note G - Concentrations

The Company places its cash investments in high quality financial institutions which at December 31, 2010 exceed the Federal Insurance Deposit Corporation $250,000 limit.

Note H - Related Party Transactions

On April 16, 2010, the Company’s Board of Directors approved a three year extension of the expiration dates (which was in 2010) for certain outstanding options and warrants to purchase an aggregate of 1,205,000 shares of the Company’s common stock, exercisable at $0.68 per share, held by Corey M. Horowitz, Chairman and Chief Executive Officer, and an affiliated entity (1,005,000 shares), David Kahn (75,000 shares), Chief Financial Officer, and two consultants (125,000 shares).

NETWORK-1 SECURITY SOLUTIONS, INC.

Notes to Financial Statements
December 31, 2010 and 2009

Note H - Related Party Transactions (continued)

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

(ii)	of the warrants to purchase an aggregate of 473,750 shares with exercise price adjustments, warrants to purchase 187,500 shares are owned by a principal stockholder of the Company (see Note D[2]); and

(iii)
of the warrants to purchase an aggregate of 1,666,667 shares with exercise price adjustments, warrants to purchase 1,150,001 shares are owned by three then principal stockholders of the Company (see Note D[2]).

On June 8, 2009, the Company entered into a new Employment Agreement with Corey M. Horowitz, Chairman and CEO.  See Note I below.  The Company also agreed to extend the expiration dates of all options owned by Mr. Horowitz which were to expire in calendar year 2009 for a period of five years (see Note D[1]).

Note I - Employment Arrangements and Other Agreements

[1]
On June 8, 2009, the Company entered into an Employment Agreement (the “Agreement”) with Corey M. Horowitz pursuant to which he continues to serve as the Company’s Chairman and Chief Executive Officer for a three year term at an annual base salary of $375,000 (retroactive to April 1, 2009) for the first year and increasing 5% on each of April 1, 2010 and April 1, 2011.  Mr. Horowitz also receives a cash bonus in an amount no less than $150,000 on an annual basis for the three year term of the Agreement.  For the years ended December 31, 2010 and December 31, 2009, Mr. Horowitz received an annual bonus of $350,000 and $150,000, respectively.  In connection with the Agreement, Mr. Horowitz was issued a ten (10) year option to purchase 750,000 shares of common stock at an exercise price of $0.83 per share, which vests in equal quarterly amounts of 62,500 shares beginning June 30, 2010 through March 31, 2012, subject to acceleration upon a change of control.  Mr. Horowitz shall forfeit the balance of unvested shares if his employment has been terminated “For Cause” (as defined) by the Company or without Good Reason (as defined) by Mr. Horowitz.  In addition to the aforementioned option grant, the Company extended for an additional five (5) years the expiration dates of all options (an aggregate of 417,500 shares) expiring in the calendar year 2009 owned by Mr. Horowitz.

Under the terms of the Agreement, Mr. Horowitz  also receives additional bonus compensation in an amount equal to 5% of the Company’s royalties or other payments (exclusive of proceeds from the sale of the Company’s patents which is covered below) with respect to the Company’s remote power patent (U.S. Patent No. 6,218,930) (the “Remote Power Patent”) and 12.5% of the Company’s royalties and other payments with respect to the Company’s other patents besides the Remote Power Patent (the “Additional Patents”) (all before deduction of payments to third parties including, but not limited to, legal fees and expenses and third party license fees) actually received from licensing its patented technologies (including patents owned as of the date of the Agreement and acquired or licensed on an exclusive basis during the period in which Mr. Horowitz continues to serve as an executive officer of the Company) (the “Royalty Bonus Compensation”).  To the extent that any Royalty Bonus Compensation results from our settlement with a third party and Corey M. Horowitz and CMH Capital Management Corp., an entity owned by Mr. Horowitz, are required to release any rights or participate in any settlement arrangement, any Royalty Bonus Compensation arising in such circumstances shall be paid 65% to Corey M. Horowitz and 35% to CMH Capital Management Corp., unless otherwise agreed by us, Mr. Horowitz or CMH.  In addition, during the term of his employment, Mr. Horowitz is also entitled to additional bonus compensation equal to (i) 5% of the gross proceeds from the sale of the Company’s Remote Power Patent and 12.5% of the gross proceeds

NETWORK-1 SECURITY SOLUTIONS, INC.

Notes to Financial Statements
December 31, 2010 and 2009

Note I - Employment Arrangements and Other Agreements (continued)

from the sale of the Additional Patents, and (ii) 5% of the gross proceeds from the merger of the Company with or into another entity.  For the years ended December 31, 2010 and December 31, 2009, Mr. Horowitz earned Royalty Bonus Compensation of $1,651,074 and $40,458, respectively.  The Royalty Bonus Compensation shall continue to be paid to Mr. Horowitz for the life of each of the Company’s patents with respect to licenses entered into with third parties during Mr. Horowitz’s term of employment or at anytime thereafter, whether Mr. Horowitz is employed by us or not; provided, that, Mr. Horowitz’s employment has not been terminated by the Company “For Cause” (as defined) or terminated by Mr. Horowitz without “Good Reason” (as defined).  In the event that Mr. Horowitz’s employment is terminated by the Company “Other Than For Cause” (as defined) or by Mr. Horowitz for “Good Reason” (as defined), Mr. Horowitz shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) the minimum annual bonus of $150,000 and (iii) accelerated vesting of all unvested options and warrants.

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

[2]
On December 18, 2008, the Company entered into an agreement with David C. Kahn pursuant to which he continued to serve as the Company’s Chief Financial Officer through December 31, 2010.  In consideration for his services, Mr. Kahn was compensated at the rate of $7,292 per month for the year ended December 31, 2009 and is compensated at the rate of $7,657 per month for the year ended December 31, 2010.  In connection with the agreement, Mr. Kahn was also issued a five (5) year option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.54 per share.  The option vested 40,000 shares on the date of grant and the balance of the shares (60,000) will vest on a quarterly basis in equal amounts of 7,500 shares beginning March 31, 2009 through December 31, 2010.  Upon a “Change in Control” (as defined) all of the unvested shares underlying the option shall become 100% vested and immediately exercisable.  The agreement further provides that the Company may terminate the agreement at any time for any reason.  In the event Mr. Kahn’s services are terminated without “Good Cause” (as defined), he will be entitled to accelerated vesting of all unvested shares underlying the option and the lesser of (i) six months base monthly compensation or (ii) the remaining balance of the monthly compensation payable through December 31, 2010.

Note J – Litigation

[1]
In July 2010, the Company announced that it agreed to settle its patent litigation pending in the United States District Court for the Eastern District of Texas, Tyler Division, against Adtran, Inc., Cisco Systems, Inc. and Cisco-Linksys, LLC, (collectively, “Cisco”), Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., and 3Com Corporation, Inc., pending in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of the Company’s Remote Power Patent, U.S. Patent No. 6,218,930 (“Remote Power Patent”).  As part of the settlement, Adtran, Cisco, Enterasys, Extreme Networks and Foundry Networks each entered into a settlement agreement with the Company and agreed to enter into non-exclusive licenses for the Remote Power Patent (the “Licensed Defendants”).  Under the terms of the licenses, the licensed Defendants paid to the Company an aggregate upfront payment of approximately $32 million and also agreed to license the Remote Power Patent for its full term, which expired in March 2020.  In addition, Cisco agreed to pay royalties (beginning in 2011) based on its sales of Power over Ethernet (“PoE”) products up to maximum royalty payments per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent.  The royalty payments are subject to certain conditions including the continued validity of the Company’s Remote Power Patent, and the actual royalty amounts received may be less than the caps stated above.  The settlement with 3Com Power over Ethernet products sold through the date of the settlement.  In addition, the Company and 3Com’s parent, Hewlett Packard Corporation, agreed that the dismissal does not apply to Hewlett-Packard Power over Ethernet products and that any future litigation involving the Company and Hewlett Packard concerning the Remote Power Patent will be in the United States District Court for the Eastern District of Texas.

NETWORK-1 SECURITY SOLUTIONS, INC.

Notes to Financial Statements
December 31, 2010 and 2009

Note J – Litigation (continued)

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

[2]	D-Link Settlement

In August 2007, the Company finalized the settlement of its patent infringement litigation against D-Link.  Under the terms of the settlement, D-Link entered into a license agreement for the Company’s Remote Power Patent the terms of which include monthly royalty payments of 3.25% (subject to adjustment as noted below) of the net sales of D-Link Power over Ethernet products, including those products which comply with the IEEE 802.3af and 802.3at Standards, for the full term of the Company’s Remote Power Patent, which expires in March 2020.  In addition, D-Link paid the Company $100,000 upon signing of the Settlement Agreement.  The royalty rate is subject to adjustment to a rate consistent with other similarly situated licensees of the Company’s Remote Power Patent based on units of shipments of licensed products.  In June 2010, based upon several licenses issued to third parties under the Company’s Special Licensing Program, the Company agreed with D-Link to adjust the royalty rate to 1.7% of the sales price for Power Servicing Equipment (which includes Ethernet switches) and 2.0% of the sales price for Powered Devices (which includes wireless access points).

[3]	Microsemi - PowerDsine Settlement

On November 16, 2005, the Company entered into a Settlement Agreement with PowerDsine, Inc. and PowerDsine Ltd. (collectively, “PowerDsine”) which dismissed, with prejudice, patent litigation brought by PowerDsine against the Company in March 2004 in the United States District Court for the Southern District of New York that sought a declaratory judgment that the Company’s Remote Power Patent was invalid and not infringed by PowerDsine and/or its customers.  Under the terms of the Settlement Agreement, the Company agreed that, under certain circumstances, it would not initiate litigation against PowerDsine for its sale of Power over Ethernet (PoE) integrated circuits.  In addition, the Company agreed that it would not seek damages for infringement from customers that incorporate PowerDsine integrated circuit products in PoE capable Ethernet switches manufactured on or before  April 30, 2006. PowerDsine agreed that it will not initiate, assist or cooperate in any legal action relating to the Remote Power Patent.  In June 2008 the Company entered into a new agreement with Microsemi Corp-Analog Mixed Signal Group Ltd (“Microsemi Analog”), previously PowerDsine Ltd, a subsidiary of Microsemi Corporation (“Microsemi”), a leading manufacturer of high performance analog mixed-signal integrated circuits and high reliability semiconductors, which, among other things, amended the prior Settlement Agreement entered into between the parties in November 2005.  As part of the Company’s Special Licensing Program and its agreement with Microsemi Analog entered into in June 2009, Microsemi entered into a license agreement, dated August 13, 2008, with the Company with respect to its Remote Power Patent.  The license agreement provides that Microsemi is obligated to pay the Company quarterly royalty payments of 2% of the sales price for certain of Microsemi’s Midspan PoE products for the full term of our Remote Power Patent (March 2020).

NETWORK-1 SECURITY SOLUTIONS, INC.

Notes to Financial Statements
December 31, 2010 and 2009

NOTE K – SUBSEQUENT EVENTS

[1]
On February 3, 2011, the Company entered into a new agreement with David C. Kahn pursuant to which he continues to serve as the Company’s Chief Financial Officer through December 31, 2012.  In consideration for his services, Mr. Kahn is compensated at the rate of $9,000 per month for the year ending December 31, 2011 and is compensated at the rate of $9,450 per month for the year ending December 31, 2012.  In connection with the agreement, Mr. Kahn was also issued a five (5) year option (the “Option”) to purchase 100,000 shares of our common stock at an exercise price of $1.59 per share.  The option vested 50,000 shares on the date of grant and the balance of the shares (50,000) will vest on the one year anniversary date (February 3, 2012) from the date of grant.

[2]
On March 16, 2011 the Company’s employment agreement, dated June 8, 2009, with Corey M. Horowitz, its Chairman and Chief Executive Officer, was amended pursuant to which, in consideration of a payment of $250,000, Mr. Horowitz agreed to reduce Additional Bonus Compensation and Royalty Bonus Compensation (as such terms are defined in Section 5(b)(ii) of the agreement) payable to him from patents other than the Remote Power Patent from 12.5% to 10%.  (See Note [I]).

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Exhibits

3(i)(a)
Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-59617), declared effective by the SEC on November 12,1998 (the “1998 Registration Statement”), and incorporated herein by reference.

3(i)(b)
Certificate of Amendment to the Certificate of Incorporation dated November 27, 2001. Previously filed as Exhibit 3.1.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-81344) declared effective by the SEC on February 12, 2002, and incorporated herein by reference (the “February 2002 Form S-3”).

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

10.21
Settlement Agreement between the Company and Cisco Systems, Inc. and Cisco-Linksys, LLC.  Portions of the Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.  Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2010 and incorporated herein by reference.

10.22	Settlement Agreement between the Company and Extreme Networks, Inc. Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 20, 2011.

10.23
Settlement Agreement between the Company and Foundry Networks, Inc., Enterasys Networks, Inc. and Adtran, Inc.  Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 20, 2011.

10.24	Settlement Agreement between the Company and 3Com Corporation and Hewlett Packard Corporation. Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 20, 2011.

10.25+
Agreement, dated February 3, 2011, between the Company and David C. Kahn.  Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 4, 2011 and incorporated herein by reference.

10.26+
Agreement, dated March 16, 2011, between the Company and Corey M. Horowitz, Chairman and Chief Executive Officer.  Previously filed as Exhibit 10.1 to the Company’s Current Report on 10-K filed on March 18, 2011.

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

*  Filed herewith
+  Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 31st day of March 2011.

NETWORK-1 SECURITY SOLUTIONS, INC.

By:	/s/ Corey M. Horowitz
Corey M. Horowitz
Chairman and Chief Executive Officer

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the following persons in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/ Corey M. Horowitz	Chairman and Chief Executive Officer, Chairman	March 31, 2011
Corey M. Horowitz	of the Board of Directors (principal executive officer)

/s/ David Kahn	Chief Financial Officer (principal financial officer and	March 31, 2011
David Kahn	principal accounting officer)

/s/ Robert Pons	Director	March 31, 2011
Robert Pons

/s/ Laurent Ohana	Director	March 31, 2011
Laurent Ohana