Form 10-Q
period 2011-03-31
NETWORK 1 SECURITY SOLUTIONS INC
filed 2011-05-18
CIK 1065078

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of Common Stock, $.01 par value per share, outstanding as of May 18, 2011 was 25,977,563.

NETWORK-1 SECURITY SOLUTIONS, INC.

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

NETWORK-1 SECURITY SOLUTIONS, INC.

CONDENSED BALANCE SHEETS
UNAUDITED

	MARCH 31,	DECEMBER 31,
	2011	2010
	(UNAUDITED)
Assets:

Current assets:
Cash and cash equivalents	$19,587,000	$21,348,000
Royalty Receivable	4,728,000	1,339,000
Other current assets	70,000	89,000

Total current assets	24,385,000	22,776,000

Security Deposits	6,000	6,000
Patents	81,000	89,000

	$24,472,000	$22,865,000

Liabilities:

Current liabilities:
Accounts payable	$89,000	$78,000
Accrued expenses	1,884,000	2,092,000
Income Taxes Payable	27,000	—

Total current liabilities	2,000,000	2,170,000

Commitments and contingencies

Stockholders' Equity

Common stock - $0.01 par value ; authorized 50,000,000 shares;
25,953,129 and 25,931,879 shares issued and outstanding at
March 31, 2011 and December 31, 2010, respectively	260,000	259,000

Additional paid-in capital	57,376,000	57,266,000
Accumulated deficit	(35,164,000)	(36,830,000)

	21,472,000	20,695,000
	$24,472,000	$22,865,000

See notes to condensed financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.

     CONDENSED STATEMENTS OF OPERATIONS
     UNAUDITED

	Three Months Ended March 31,
	2011	2010

Royalty Revenue	$3,576,000	$118,000
Cost of Revenue	1,028,000	6,000
Gross Profit	2,548,000	112,000

Operating Expenses:
General and administrative	746,000	$723,000
Non-cash compensation	96,000	47,000

Total Operating Expenses	842,000	771,000

Operating Income (Loss)	1,706,000	(658,000)

Other Income (Expenses):
Interest income, net	16,000	—

Income (Loss) before income taxes	1,722,000	(658,000)

Income Taxes	56,000	—

Net Income (Loss)	$1,666,000	$(658,000)

Net Income (loss) per share - Basic	$0.06	$(0.03)
- Diluted	$0.05	$(0.03)

Weighted average number of common shares outstanding:

- Basic	25,948,879	24,135,557
- Diluted	31,242,670	24,135,557

See notes to condensed financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.

     CONDENSED STATEMENTS OF CASH FLOW
     UNAUDITED

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net Income (Loss)	$1,666,000	$(658,000)
Adjustments to reconcile net income (loss) to net cash
Used in operating activities:
Depreciation and amortization	2,000	2,000
Non cash compensation	96,000	47,000
Changes in:
Royalty Receivable and other current assets	(3,370,000)	17,000
Accounts payable and accrued expenses	(136,000)	(161,000)
Income Taxes Payable	(34,000)	—
Cash flows (used in) Operating Activities	(1,776,000)	(753,000)

Cash flow provided by financial activities
Proceeds from exercise of options	15,000	—

Net Income (Decrease) in Cash and Cash Equivalents	(1,761,000)	(753,000)

Cash and cash equivalents, beginning of period	21,348,000	3,022,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,587,000	$2,269,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$—	$—
Taxes	$90,000	$—

See notes to condensed financial statements

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] BASIS OF PRESENTATION:

The accompanying condensed financial statements as of March 31, 2011 and for the three month periods ended March 31, 2011 and March 31, 2010 are unaudited, but, in the opinion of the management of Network-1 Security Solutions, Inc. (the "Company"), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 2011, and the results of its operations and its cash flows for the three month periods ended March 31, 2011 and March 31, 2010. The condensed financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2010 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations to be expected for the full year.

[2] BUSINESS:

(a)  The principal business of the Company is the acquisition, development, licensing and protection of its intellectual property. The Company presently owns six patents covering various telecommunications and data networking technologies including, among others, patents covering the delivery of power over Ethernet cables for the purpose of remotely powering network devices, and the transmission of audio, video and data over computer and telephony networks.  The Company continually reviews opportunities to acquire or license additional intellectual property for the purpose of pursuing licensing opportunities related to its existing intellectual property portfolio or otherwise.  The Company’s strategy is to pursue licensing and strategic business alliances with companies in the industries that manufacture and sell products that make use of the technologies underlying its patents as well as with other users of the technology who benefit directly from the technology including corporate, educational and governmental entities.  To date, the Company’s efforts with respect to its intellectual property have focused on licensing its patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the “Remote Power Patent”).  As of March 31, 2011, the Company had entered into 11 license agreements with respect to its Remote Power Patent which include, among others, license agreements with Cisco Systems, Inc. and Cisco-Linksys, Extreme Networks, Inc., Netgear, Inc. and several other major data networking equipment manufacturers (See Note D[1]), Microsemi Corporation (See Note D[3]) and D-Link (See Note D[2]).  The Company’s current strategy includes continuing to pursue licensing opportunities for the Remote Power Patent from vendors of Power over Ethernet equipment in order to resolve possible infringement of the Remote Patent by such vendors.

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In addition, the Company may acquire additional intellectual property assets in the future to develop, commercialize, license or otherwise monetize such intellectual property.  The Company may also enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.  The form of such relationships may vary depending upon the opportunity and may include, among other things, a strategic investment in such third party or the formation of a joint venture for the purpose of monetizing such third party’s intellectual property assets.

(b)  As reflected in the accompanying financial statements, the Company had revenues of $3,576,000 and $118,000 for the three month period ended March 31, 2011 and March 31, 2010, respectively.  The Company has been dependent upon royalty revenue from license of its Remote Power Patent and equity financing to fund its operations.  The Company had cash and cash equivalents of $19,587,000 as of March 31, 2011.

[3] STOCK-BASED COMPENSATION:

During each of the three month periods ended March 31, 2011 and March 31, 2010 the Company recorded non-cash compensation expense of $37,000 for the vested portion (62,500 shares) of options to purchase 750,000 shares issued to the Company’s Chairman and Chief Executive Officer in June 2009 (See Note C).  In addition, during the three month periods ended March 31, 2011 and March 31, 2010 the Company recorded non-cash compensation expense of $4,000 and $10,000, respectively, for the vested portion of options granted to its Chief Financial Officer, directors and consultants in prior years.

On February 3, 2011, the Company issued to its Chief Financial Officer a five-year option to purchase 100,000 shares of common stock at $1.59 per share. The non-cash compensation charges incurred with respect to such option grant was $32,000 for the three month period ended March 31, 2011.  (See Note C).

On March 10, 2011, the Company issued to two consultants options to purchase an aggregate of 330,000 shares of common stock at an exercise price of $1.60 per share, vesting quarterly in equal installments over the first three years.  The non-cash compensation charges for the three month period ended March 31, 2011 incurred with respect to such option grants was $18,000.

On February 2, 2011, the Company extended for three years the expiration dates of certain outstanding options issued to a consultant to purchase an aggregate of 75,000 shares of common stock at $0.68 per share.  The Company incurred non-cash compensation charges of $5,000 with respect to this option extension.

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing utilizing the following weighted average assumptions:

	THREE MONTHS ENDED MARCH 31,
	2011	2010
Risk-free interest rates Expected option life in years Expected stock price volatility Expected dividend yield	2.05% 5 yrs. 42.04% -0-	– – – –

[4] REVENUE RECOGNITION:

The Company recognizes revenue received from the licensing of its intellectual property in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB No. 104") and related authoritative pronouncements. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the license agreement, (iii) amounts are fixed or determinable, and (iv) collectibility of amounts is reasonably assured.  One licensee (Cisco Systems) constituted 95% of the Company’s revenue for the three month period ended March 31, 2011.

[5] INCOME TAXES:

At December 31, 2010, the Company had U.S. federal net operating loss carryforwards (NOLs) totaling approximately $28,000,000 expiring between 2020 and 2030.  Due to uncertainties surrounding the Company’s ability to generate future taxable income to fully realize these assets, a full valuation allowance has been established to offset its estimated unutilized net deferred tax assets at each balance sheet date.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.  Currently, the Company believes that it has sufficient NOL carryforwards to offset taxable income, if any, for 2011.

[6] EARNINGS (LOSS) PER SHARE:

Basic Earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. Potential shares of 10,919,665 and 12,569,312 at March 31, 2011 and 2010, respectively, consisted of options and warrants.  Computations of basic and diluted weighted average common shares outstanding are as follows:

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	Three Months Ended March 31,
	2011	2010

Weighted-average common shares outstanding – basic	25,948,879	24,135,557
Dilutive effect of options and warrants	5,293,791	—
Weighted-average common shares outstanding – diluted	31,242,670	24,135,557
Options and Warrants excluded from the computation of diluted income (loss) per share because the effect of inclusion would have been anti-dilutive	5,625,874	12,569,312

[7] CASH EQUIVALENTS:

The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). At March 31, 2011, the Company maintained cash balance of $19,337,000 in excess of FDIC limits.

Note B - COMMITMENTS AND CONTINGENCIES

[1] Legal Fees:

Dovel & Luner, LLP provided legal services to the Company with respect to the litigation settled in July 2010 against several major data networking equipment manufacturers (See Note D[1]).  The terms of the Company’s agreement with Dovel & Luner, LLP provide for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of up to 24% (based on the settlement being achieved at the trial stage).  Because of the royalty payments payable quarterly by Cisco in accordance with the Company’s settlement and license agreement with Cisco, the Company has an obligation to pay Dovel & Luner 24% of such royalties received.  During the three months ended March 31, 2011 and 2010, the Company paid Dovel & Luner, LLP aggregate legal fees of approximately $835,000 and $150,000, respectively.

With respect to the Company’s litigation against D-Link, which was settled in May 2007 (See Note D[2]), the Company utilized the services of Blank Rome, LLP on a full contingency basis.  In accordance with the Company’s contingency fee agreement with Blank Rome LLP, once the Company recovers its expenses related to the litigation (which have not yet been recovered), the Company is obligated to pay legal fees to Blank Rome LLP equal to 25% of the royalty revenue received by the Company from its license agreement with D-Link.

[2] Amended Patent Purchase Agreement:

On January 18, 2005, the Company and Merlot Communications, Inc. (“Merlot”) amended the Patent Purchase Agreement originally entered into in November 2003 (the "Amendment") pursuant to which the Company paid an additional purchase price of

Note B - COMMITMENTS AND CONTINGENCIES (continued)

$500,000 to Merlot in consideration for the restructuring of future contingent payments to Merlot from the licensing or sale of the Patents.  The Amendment provides for future contingent payments by the Company to Merlot of $1.0 million upon achievement of $25 million of Net Royalties (as defined), an additional $1.0 million upon achievement of $50 million of Net Royalties and an additional $500,000 upon achievement of $62.5 million of Net Royalties from licensing or sale of the patents acquired from Merlot.  Through March 31, 2011, no payments were due to Merlot as the above referenced Net Royalties amounts had not been achieved.

[3] Services Agreement:

Pursuant to an agreement, dated November 30, 2004, between the Company and ThinkFire Services USA, Ltd. (“ThinkFire”), the Company is obligated to pay ThinkFire fees ranging from 5%-20% of royalty payments received from certain licensees in consideration for services performed on behalf of the Company.  At March 31, 2011, the Company accrued fees of $14,662 with respect to its obligation to ThinkFire.

Note C - Employment Arrangements and Other Agreements

On June 8, 2009, the Company entered into a new Employment Agreement (the “Agreement”) with Corey M. Horowitz pursuant to which he continues to serve as Chairman and Chief Executive Officer for a three year term at an annual base salary of $375,000 (retroactive to April 1, 2009) for the first year, increasing by 5% on each of April 1, 2010 and April 1, 2011.  He also receives a cash bonus of no less than $150,000 on an annual calendar year basis (beginning with the year ended December 31, 2009), for the three year term of the Agreement.  For the years ended December 31, 2010 and December 31, 2009, Mr. Horowitz received an annual bonus of $350,000 and $150,000, respectively.  In connection with the Agreement, Mr. Horowitz was issued a ten (10) year option to purchase 750,000 shares of the Company’s common stock at an exercise price of 0.83 per share, which vests in equal quarterly amounts of 62,500 shares beginning September 30, 2009 through March 31, 2012, subject to acceleration upon a change of control.  Mr. Horowitz shall forfeit the balance of unvested shares if his employment has been terminated “For Cause” (as defined) by the Company or without Good Reason (as defined) by Mr. Horowitz.  In addition to the aforementioned option grant, the Company extended for an additional five (5) years the expiration dates of all options (an aggregate of 417,500 shares) expiring in the calendar year 2009 owned by Mr. Horowitz.  On March 16, 2011 the Company and Mr. Horowitz entered into an amendment to the Agreement.  In consideration of a payment of $250,000, Mr. Horowitz agreed to reduce Additional Bonus Compensation and Royalty Bonus Compensation (as such terms are defined in Section 5(b)(ii) of the agreement) payable to him from patents other than the Remote Power Patent from 12.5% to 10% as referenced below.

Under the terms of the Agreement, as amended, Mr. Horowitz receives additional bonus compensation in an amount equal to 5% of the Company’s royalties or other payments (exclusive of proceeds from the sale of the Company’s patents which is covered below) with respect to the Company’s Remote Power Patent and 10% (pursuant to the March 16, 2011 amendment referenced above) of the Company’s royalties and other payments with respect to

Note C - Employment Arrangements and Other Agreements (continued)

the Company’s other patents besides the Remote Power Patent (the “Additional Patents”) (all before deduction of payments to third parties including, but not limited to, legal fees and expenses and third party license fees) actually received from licensing its patented technologies (including patents owned as of the date of the Agreement and acquired or licensed on an exclusive basis during the period in which Mr. Horowitz continues to serve as an executive officer of the Company) (the “Royalty Bonus Compensation”).  During the three months ended March 31, 2011, Mr. Horowitz earned Royalty Bonus Compensation of $179,000.  In addition, during the term of his employment, Mr. Horowitz shall also be entitled to additional bonus compensation equal to (i) 5% of the gross proceeds from the sale of the Company’s Remote Power Patent and 10% (pursuant to the March 16, 2011 amendment) of the gross proceeds from the sale of the Additional Patents, and (ii) 5% of the gross proceeds from  the merger of the Company with or into another entity.  The Royalty Bonus Compensation shall continue to be paid to Mr. Horowitz for the life of each of the Company’s patents with respect to licenses entered into with third parties during Mr. Horowitz’s term of employment or at anytime thereafter, whether Mr. Horowitz is employed by the Company or not; provided, that, Mr. Horowitz’s employment has not been terminated by the Company “For Cause” (as defined) or terminated by Mr. Horowitz without “Good Reason” (as defined).  In the event that Mr. Horowitz’s employment is terminated by the Company “Other Than For Cause” (as defined) or by Mr. Horowitz for “Good Reason” (as defined), Mr. Horowitz shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) the minimum annual bonus of $150,000 and (iii) accelerated vesting of all unvested options and warrants.  In connection with the Agreement, Mr. Horowitz has agreed not to compete with the Company as follows: (i) during the term of the agreement and for a period of 12 months thereafter if his employment is terminated “Other Than For Cause” (as defined) provided he is paid his 12 month base salary severance amount and (ii) for a period of two years from the termination date, if terminated “For Cause” by the Company or “Without Good Reason” by Mr. Horowitz.

On February 3, 2011, the Company entered into a new agreement with David C. Kahn pursuant to which he continues to serve as the Company’s Chief Financial Officer through December 31, 2012.  In consideration for his services, Mr. Kahn is compensated at the rate of $9,000 per month for the year ending December 31, 2011 and will be compensated at the rate of $9,450 per month for the year ending December 31, 2012.  In connection with the agreement, Mr. Kahn was also issued a five (5) year option (the “Option”) to purchase 100,000 shares of our common stock at an exercise price of $1.59 per share.  The option vested 50,000 shares on the date of grant and the balance of the shares (50,000) will vest on the one year anniversary date (February 3, 2012) from the date of grant.

On March 15, 2011 the Board of Directors approved matching contributions of 100% to each participant’s contribution to the Company’s 401(k) plan, up to the maximum amount allowed by law for each participant in any one year which is currently $32,500.  The Board of Directors also approved matching contributions of $32,500 under the 401(k) plan for the years ended December 31, 2010 and 2011.

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

Prior to achieving the settlement above, in May 2009 the Company achieved a settlement with Netgear, Inc. (“Netgear”), also a defendant in the above referenced litigation in Tyler, Texas.  As part of the settlement and under the Company’s Special Licensing Program, Netgear entered into a license agreement with the Company for the Remote Power Patent, effective April 1, 2009. Under the terms of the license, Netgear licenses the Remote Power Patent for its full term which expires in March 2020, and pays quarterly royalties (beginning as of April 1, 2009) based on its sales of Power over Ethernet products, including those PoE products which comply with the Institute of Electrical and Electronic Engineers 802.3af and 802.3at Standards.  Licensed products include Netgear’s Power over Ethernet enabled switches and wireless access points.  The royalty rates included in the license are 1.7% of the sales price of Power Sourcing Equipment, which includes Ethernet switches, and 2% of the sales price of Powered Devices, which includes wireless access points.   The royalty rates are subject to adjustment, under certain circumstances, if the Company grants a license to other licensees with lower royalty rates and Netgear is able to and agrees to assume all material terms and conditions of such other license. In addition, Netgear paid the Company $350,000 upon the signing of the license agreement.

[2]  In August 2007, the Company finalized the settlement of patent litigation against D-Link Corporation and D-Link Systems, Incorporated (collectively “D-Link”) in the United States District Court for the Eastern District of Texas, Tyler division.  Under the terms of the settlement, D-Link entered into a license agreement for the Company’s Remote Power Patent the terms of which include monthly royalty payments of 3.25% (subject to adjustment as noted below) of the net sales of D-Link Power over Ethernet products, including those

NOTE D - LITIGATION (continued)

products which comply with the IEEE 802.3af and 802.3at Standards, for the full term of the Remote Power Patent, which expires in March 2020.  In addition, D-Link paid the Company $100,000 upon signing of the Settlement Agreement.  The royalty rate is subject to adjustment to a rate consistent with other similarly situated licensees of the Remote Power Patent based on units of shipments of licensed products.   In September 2009, based upon several licenses issued to third parties under the Company’s Special Licensing Program, the Company agreed with D-Link to adjust the royalty rate to 1.7% of the sales price for Power Servicing Equipment (which includes Ethernet switches) and 2.0% of the sales price for Powered Devices (which includes wireless access points).

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WHICH ARE STATEMENTS THAT INCLUDE INFORMATION BASED UPON BELIEF OF OUR MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION AVAILABLE TO MANAGEMENT.  STATEMENTS CONTAINING TERMS SUCH AS “BELIEVES”, “EXPECTS”, “ANTICIPATES”, “INTENDS” OR SIMILAR WORDS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS.  ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED BEGINNING ON PAGES 9-14 OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR 2010.

OVERVIEW

Our principal business is the acquisition, development, licensing and protection of our intellectual property. We presently own six patents covering various telecommunications and data networking technologies including, among others, patents covering the delivery of power over Ethernet (“PoE”) for the purpose of remotely powering network devices, such as wireless access points, IP phones and network based cameras, over Ethernet networks and systems and methods of transmission of audio, video and data in order to achieve high quality of service (QoS). Our strategy is to pursue licensing and strategic business alliances with companies in the industries that manufacture and sell products that make use of the technologies underlying our intellectual property as well as with other users of the technology who benefit directly from the technology including corporate, educational and governmental entities.

To date we  have focused our efforts on licensing our patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the “Remote Power Patent”).  As of March 31, 2011, we had entered into 11 license agreements with respect to our Remote Power Patent which, among others, include license agreements with Cisco, Extreme Networks, Inc., Netgear, Inc., Microsemi Corporation and D-Link (See Note D to our financial statements included as part of this quarterly report).  We continually review opportunities to acquire or license additional intellectual property for the purpose of pursuing licensing opportunities related to our existing intellectual property or otherwise.  Our current strategy includes continuing to pursue licensing opportunities for our Remote Power Patent from vendors of Power over Ethernet equipment in order to resolve possible infringement of the Remote Patent by such vendors.  We may acquire additional intellectual property assets in the future to develop, commercialize, license or otherwise monetize such intellectual property.  In addition, we may enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.  The form of such relationships may differ depending upon the opportunity and may include, among other things, a strategic investment in such third party, the provision of financing to such third party or the formation of a joint venture with such third party for the purpose of monetizing its intellectual property assets.

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

For the three month period ended March 31, 2011, we accrued royalty revenue of $3,412,000 from Cisco.  Such royalty revenue constituted 95% of our revenue for the three month period ended March 31, 2011.  Due to our annual royalty rate structure with Cisco which includes declining rates as the volume of PoE product sales increase during the year, we anticipate that the first quarter royalty revenue from Cisco is likely to be higher than each of the remaining quarters of each year.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared To Three Months Ended March 31, 2010

We had revenue of $3,576,000 and $118,000 for the three months ended March 31, 2011 and March 31, 2010, respectively, which were related to the receipt of royalties pursuant to license agreements for our Remote Power Patent.  The significant revenue increase of $3,458,000 for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was principally due to royalties of $3,412,000 from Cisco for the three month period ended March 31, 2011 (See Note D[1] to our financial statements included in this quarterly report).

We had a cost of revenue of $1,028,000 and $6,000 for the three months ended March 31, 2011 and March 31, 2010, respectively.  Included in the cost of revenue for the three months ended March 31, 2011 were contingency legal fees of $835,000 payable to our patent litigation counsel and $179,000 of bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.  The gross profit for the three months ended March 31, 2011 was $2,548,000 as compared to $112,000 for the three months ended March 31, 2010.

General and administrative expenses include overhead expenses, and finance, accounting, legal and other professional services incurred by us.  General and administrative expenses increased by $23,000, from $723,000 for the three months ended March 31, 2010 to $746,000 for the three months ended March 31, 2011, due primarily to a $250,000 payment to our Chairman and Chief Executive Officer to reduce certain royalty bonus compensation (See Note C to our Financial Statements included in this quarterly report) offset by a decrease in patent litigation expenses.

We had operating income of $1,706,000 for the three months ended March 31, 2011 compared with an operating loss of ($658,000) for the three months ended March 31, 2010, which increased primarily as a result of the receipt of increased royalties from the licensing of our Remote Power Patent.

Provision for federal income taxes of $36,000 was made for the three months ended March 31, 2011 for the alternative minimum tax.  A provision of $20,000 was made for state and local income taxes for the three months ended March 31, 2011.  No provision for or benefit from federal, state or foreign income taxes was recorded for three months ended March 31, 2011 because we incurred net operating losses and fully reserved our deferred tax assets as their future realization could not be determined.

As a result of the foregoing, we realized net income of $1,666,000 or $0.06 per share (basic) and $0.05 per share (diluted) for the three months ended March 31, 2011 compared with a net loss of $(658,000) or $(0.03) per share (basic and diluted) for the three months ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from royalty revenue from licensing our Remote Power Patent and the sale of equity securities.  In accordance with our patent litigation settlement achieved in July 2010, we received aggregate upfront payments of approximately $32 million and Cisco agreed to pay us quarterly royalties (beginning in 2011) which for the first quarter of 2011 was $3,412,000.  (See Note D[1] to our Financial Statements included in this quarterly report).  As of March, 2011 our principal sources of liquidity consisted of cash and cash equivalents of approximately $19,587,000 and working capital of approximately $22,385,000.  We maintain our cash primarily in savings accounts.  We do not have any derivative financial instruments.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.  As a result of our July 2010 patent litigation settlements, we believe we will have sufficient cash to satisfy our operational and capital requirements for the foreseeable future.

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

Revenue Recognition:

We recognize revenue received from the licensing of our intellectual property in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB No. 104") and related authoritative pronouncements.  Under this guidance, revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the license agreement, (iii) amounts are fixed or determinable and (iv) collectability of amounts is reasonably assured.

Income Taxes:

We utilize the liability method of accounting for income taxes.  Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates in effect at the balance sheet date.  The resulting asset or liability is adjusted to reflect enacted changes in tax law.  Deferred tax assets are reduced, if necessary, by a valuation allowance when the likelihood of realization is not assured.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

(b) Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Annual Report on Form 10-K for the year ended December 31, 2010 includes a detailed discussion of our risk factors and should be carefully considered by investors.

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

Date:  May 18, 2011