Form 10-Q
period 2011-06-30
NETWORK 1 SECURITY SOLUTIONS INC
filed 2011-08-15
CIK 1065078

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of Common Stock, $.01 par value per share, outstanding as of August 12, 2011 was 26,029,943.

NETWORK-1 SECURITY SOLUTIONS, INC.

FORM 10-Q INDEX

Item 1.  Financial Statements

NETWORK-1 SECURITY SOLUTIONS, INC.
CONDENSED BALANCE SHEETS
UNAUDITED

	June 30,	December 31,
	2011	2010
Assets:	(UNAUDITED)

Current assets:
Cash and cash equivalents	$21,822,000	$21,348,000
Royalty Receivable	2,886,000	1,339,000
Other current assets	55,000	89,000

Total current assets	24,763,000	22,776,000

Other assets:
Security deposits	19,000	6,000
Deferred tax asset	7,000,000	—
Patents, net of accumulated depreciation	78,000	83,000

Total other assets	7,097,000	89,000

Total assets	$31,860,000	$22,865,000

Liabilities:

Current liabilities:
Accounts payable	$96,000	$78,000
Accrued expenses	2,504,000	2,031,000
Income Taxes Payable	9,000	61,000

Total liabilities	2,609,000	2,170,000

Commitments and contingencies

Stockholders' Equity

Common stock - $0.01 par value ; authorized 50,000,000 shares;
25,977,563 and 25,931,879 shares issued and outstanding at
June 30,2011 and December 31,2010, respectively	260,000	259,000

Additional paid-in capital	57,489,000	57,266,000
Accumulated deficit	(28,498,000)	(36,830,000)

Total stockholders’ equity	29,251,000	20,695,000

Total liabilities and stockholder’s equity	$31,860,000	$22,865,000

See notes to condensed financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011	2010

Royalty Revenue	$1,814,000		$174,000	$5,390,000	$292,000
Cost of Revenue	514,000		9,000	1,542,000	15,000
Gross Profit	1,300,000		165,000	3,848,000	277,000
Operating Expenses:
General and Administrative	537,000		$1,053,000	1,283,000	$1,776,000
Additional Patent Expense	1,000,000		—	1,000,000	—
Non-Cash compensation	113,000		269,000	209,000	316,000

Total Operating Expenses	1,650,000		1,322,000	2,492,000	2,092,000

Operating Income (Loss)	(350,000)		(1,157,000)	1,356,000	(1,815,000)

Other Income (Expenses):
Interest income, net	16,000		—	32,000	—

Income (Loss) before income taxes	(334,000)		(1,157,000)	1,388,000	(1,815,000)

Income Taxes (Benefit)
Current	—		—	56,000	—
Deferred	(7,000,000)		—	(7,000,000)	—
Total Income Taxes (Benefit)	(7,000,000)		0	(6,944,000)	0
Net Income (Loss)	$6,666,000	$	(1,157,000)	$8,332,000	$(1,815,000)

Net Income (loss) per share - Basic	$0.26		$(0.05)	$0.32	$(0.08)
- Diluted	$0.21		$(0.05)	$0.27	$(0.08)

Weighted average number of common shares outstanding:

- Basic	25,974,609		24,250,942	25,961,815	24,193,568
- Diluted	31,195,523		24,250,942	31,182,729	24,193,568

See notes to condensed financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.
CONDENSED STATEMENTS OF CASH FLOW
UNAUDITED

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net Income (Loss)	$8,332,000	$(1,815,000)
Adjustments to reconcile net income (loss) to net cash
provided by used in operating activities:
Depreciation and amortization	5,000	4,000
Non cash compensation	209,000	316,000
Changes in:
Royalty Receivable and other current assets	(1,513,000)	17,000
Accounts payable and accrued expenses	491,000	201,000
Income taxes payable	(52,000)	—
Deferred tax assets	(7,000,000)	—
Security deposits	(13,000)	—
Cash flows provided by (used in) Operating Activities	459,000	(1,277,000)

Cash flow provided by financial activities
Proceeds from exercise of options	15,000	205,000

Net Increase (Decrease) in Cash and Cash Equivalents	474,000	(1,072,000)

Cash and cash equivalents, beginning of period	21,348,000	3,022,000

Cash and cash equivalents, end of period	$21,822,000	$1,950,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$-0-	$—
Taxes	$108,000	$—

See notes to condensed financial statements

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] BASIS OF PRESENTATION:

The accompanying condensed financial statements as of June 30, 2011 and for the three and six month periods ended June 30, 2011 and June 30, 2010 are unaudited, but, in the opinion of the management of Network-1 Security Solutions, Inc. (the "Company"), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 2011, and the results of its operations and its cash flows for the three and six month periods ended June 30, 2011 and June 30, 2010. The condensed financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2010 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results of operations to be expected for the full year.

[2] BUSINESS:

(a)  The principal business of the Company is the acquisition, development, licensing and protection of its intellectual property. The Company presently owns six patents covering various telecommunications and data networking technologies including, among others, patents covering the delivery of power over Ethernet cables for the purpose of remotely powering network devices, and the transmission of audio, video and data over computer and telephony networks.  The Company continually reviews opportunities to acquire or license additional intellectual property for the purpose of pursuing licensing opportunities related to its existing intellectual property portfolio or otherwise.  The Company’s strategy is to pursue licensing and strategic business alliances with companies in the industries that manufacture and sell products that make use of the technologies underlying its patents as well as with other users of the technology who benefit directly from the technology including corporate, educational and governmental entities.  To date, the Company’s efforts with respect to its intellectual property have focused on licensing its patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the “Remote Power Patent”).  As of June 30, 2011, the Company had entered into 11 license agreements with respect to its Remote Power Patent which include, among others, license agreements with Cisco Systems, Inc. and Cisco-Linksys, Extreme Networks, Inc., Netgear, Inc. and several other major data networking equipment manufacturers (See Note D[1]), Microsemi Corporation (See Note D[3]) and D-Link (See Note D[2]).  The Company’s current strategy includes continuing to pursue licensing opportunities for the Remote Power Patent from vendors of Power over Ethernet equipment in order to resolve possible infringement of the Remote Patent by such vendors.

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

(b)  As reflected in the accompanying financial statements, the Company had revenue of $1,814,000 and $174,000 for the three month period ended June 30, 2011 and June 30, 2010, respectively, and revenue of $5,390,000 and $292,000 for the six month period ended June 30, 2011 and June 30, 2010, respectively.  The Company has been dependent upon royalty revenue from license of its Remote Power Patent and equity financing to fund its operations.  The Company had cash and cash equivalents of $21,822,000 as of June 30, 2011.

[3] STOCK-BASED COMPENSATION:

During each of the six month periods ended June 30, 2011 and June 30, 2010 the Company recorded non-cash compensation expense of $74,000 for the vested portion (125,000 shares) of options to purchase 750,000 shares issued to the Company’s Chairman and Chief Executive Officer in June 2009 (See Note C).  In addition, during the six month periods ended June 30, 2011 and June 30, 2010 the Company recorded non-cash compensation expense of $8,000 and $16,000, respectively, for the vested portion of options granted to its Chief Financial Officer, directors and consultants in prior years.

On February 2, 2011, the Company extended for three years the expiration dates of certain outstanding options issued to a consultant to purchase an aggregate of 75,000 shares of common stock at $0.68 per share.  The Company incurred non-cash compensation charges of $5,000 with respect to this option extension.

During the six month period ended June 30, 2011, the Company recorded non-cash compensation of $68,000 for the vested portion of options to purchase up to 430,000 shares of common stock issued to its Chief Financial Officer and two consultants.

On May 20, 2011, the Company extended the expiration dates for three years of options and warrants (expiring in 2011) to purchase an aggregate of 1,095,218 shares of common stock held by officers, directors and a third party and the Company recorded non-cash compensation of $54,000 with respect to such extensions.

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing utilizing the following weighted average assumptions:

	SIX MONTHS ENDED JUNE 30,
	2011	2010
Risk-free interest rates Expected option life in years Expected stock price volatility Expected dividend yield	2.05-2.18% 5 yrs. 42.04% -0-	2.71% 5 years 42.75% - 0 -

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

[4] REVENUE RECOGNITION:

The Company recognizes revenue received from the licensing of its intellectual property when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the license agreement, (iii) amounts are fixed or determinable, and (iv) collectibility of amounts is reasonably assured.  One licensee (Cisco Systems) constituted 95% and 93% of the Company’s revenue for the three and six month periods ended June 30, 2011.

[5] INCOME TAXES:

At June 30, 2011, the Company had net operating loss carryforwards (NOLs) totaling approximately $27,000,000 expiring between 2020 and 2030, with a future tax benefit of approximately $9,000,000.  During the three month period ended June 30, 2011, based on recent results and projected future operating results, management determined that a portion of the NOL was more likely than not to be utilized resulting in a tax benefit of $7,000,000.  Accordingly, $7,000,000 was recorded as a deferred tax benefit for the three and six month periods ended June 30, 2011.  This resulted in the recognition in the three and six month period ended June 30, 2011 of a one-time, non-cash income tax benefit totaling $7,000,000 as well as an increase to stockholders’ equity of $7,000,000.  To the extent that the Company earns income in the future, it will report income tax expense, which amount will reduce the recorded income tax benefit asset reflected on the balance sheet.  Management will continue to evaluate the recoverability of the NOL and adjust the deferred tax asset appropriately.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

[6] EARNINGS (LOSS) PER SHARE:

Basic Earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. Potential shares of 10,899,915 and 12,275,562 at June 30, 2011 and 2010, respectively, consisted of options and warrants.  Computations of basic and diluted weighted average common shares outstanding are as follows:

	Six Months Ended June 30		Three Months Ended June 30,
	2011	2010	2011	2010

Weighted-average common shares outstanding – basic	25,961,815	24,193,568	25,974,609	24,250,946
Dilutive effect of options and warrants	5,220,914	-0-	5,220,914	-0-
Weighted-average common shares outstanding – diluted	31,182,729	28,193,568	31,195,523	24,250,946
Options and Warrants excluded from the computation of diluted income (loss) per share because the effect of inclusion would have been anti-dilutive	5,679,001	12,275,562	5,697,001	12,275,562

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

[7] CASH EQUIVALENTS:

The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). At June 30, 2011, the Company maintained a cash balance of $21,572,000 in excess of FDIC limits.

Note B - COMMITMENTS AND CONTINGENCIES

[1] Legal Fees:

Dovel & Luner, LLP provided legal services to the Company with respect to the litigation settled in July 2010 against several major data networking equipment manufacturers (See Note D[1]).  The terms of the Company’s agreement with Dovel & Luner, LLP provide for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of up to 24% (based on the settlement being achieved at the trial stage).  Because of the royalty payments payable quarterly by Cisco in accordance with the Company’s settlement and license agreement with Cisco, the Company has an obligation to pay Dovel & Luner 24% of such royalties received.  During the six months ended June 30, 2011 and 2010, the Company incurred aggregate legal fees to Dovel & Luner, LLP of approximately $1,240,000 and $300,000, respectively.

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

[2] Amended Patent Purchase Agreement:

On January 18, 2005, the Company and Merlot Communications, Inc. (“Merlot”), the successor of which is BAXL Technologies, Inc. (“BAXL”), amended the Patent Purchase Agreement originally entered into in November 2003 (the "Amendment") pursuant to which the Company paid an additional purchase price of $500,000 to Merlot in consideration for the restructuring of future contingent payments to Merlot from the licensing or sale of the Patents.  The Amendment provides for future contingent payments by the Company to BAXL of $1.0 million upon achievement of $25 million of Net Royalties (as defined), an additional $1.0 million upon achievement of $50 million of Net Royalties and an additional $500,000 upon achievement of $62.5 million of Net Royalties from licensing or sale of the patents acquired from Merlot.  At June 30, 2011, a payment of $1.0 million was payable to BAXL since Net Royalties (as defined) of $25 million was achieved.  This amount has been recorded as additional patent expense.

Note B - COMMITMENTS AND CONTINGENCIES (continued)

[3] Services Agreement:

Pursuant to an agreement, dated November 30, 2004, between the Company and ThinkFire Services USA, Ltd. (“ThinkFire”), the Company is obligated to pay ThinkFire fees from royalty payments received from certain licensees in consideration for services performed on behalf of the Company.  At June 30, 2011, the Company accrued fees of approximately $138,000 with respect to its obligation to ThinkFire.

[4] Lease Agreement:

On June 16, 2011, the Company entered into a four-year lease agreement commencing July 18, 2011 to rent office space, consisting of approximately 2,400 square feet, for offices in New Canaan, Connecticut.  In accordance with the lease, the Company will pay a base rent of $6,400 per month for the first two years, $6,800 per month for the third year and $7,000 per month for the fourth year.  The base rent is subject to annual adjustments to reflect increases in real estate taxes and operating expenses.  The Company also entered into a one year sublease at a base rent of $3,700 per month to sublet approximately 50% of the space to a third party.

Note C - Employment Arrangements and Other Agreements

On June 8, 2009, the Company entered into a new Employment Agreement (the “Agreement”) with Corey M. Horowitz pursuant to which he continues to serve as Chairman and Chief Executive Officer for a three year term at an annual base salary of $375,000 (retroactive to April 1, 2009) for the first year, increasing by 5% on each of April 1, 2010 and April 1, 2011.  He also receives a cash bonus of no less than $150,000 on an annual calendar year basis (beginning with the year ended December 31, 2009), for the three year term of the Agreement.  For the years ended December 31, 2010 and December 31, 2009, Mr. Horowitz received an annual bonus of $350,000 and $150,000, respectively.  In connection with the Agreement, Mr. Horowitz was issued a ten (10) year option to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.83 per share (the market price at the time of the grant), which vests in equal quarterly amounts of 62,500 shares beginning September 30, 2009 through March 31, 2012, subject to acceleration upon a change of control.  Mr. Horowitz shall forfeit the balance of unvested shares if his employment has been terminated “For Cause” (as defined) by the Company or without Good Reason (as defined) by Mr. Horowitz.  In addition to the aforementioned option grant, the Company extended for an additional five (5) years the expiration dates of all options (an aggregate of 417,500 shares) expiring in the calendar year 2009 owned by Mr. Horowitz.  On March 16, 2011 the Company and Mr. Horowitz entered into an amendment to the Agreement which provided that in consideration of a payment of $250,000, Mr. Horowitz agreed to reduce Additional Bonus Compensation and Royalty Bonus Compensation (as such terms are defined in Section 5(b)(ii) of the Agreement) payable to him from patents other than the Remote Power Patent from 12.5% to 10% as referenced below.

Note C - Employment Arrangements and Other Agreements (continued)

Under the terms of he Agreement, as amended, Mr. Horowitz receives additional bonus compensation in an amount equal to 5% of the Company’s royalties or other payments (exclusive of proceeds from the sale of the Company’s patents which is covered below) with respect to the Company’s Remote Power Patent and 10% (pursuant to the March 16, 2011 amendment referenced above) of the Company’s royalties and other payments with respect to the Company’s other patents besides the Remote Power Patent (the “Additional Patents”) (all before deduction of payments to third parties including, but not limited to, legal fees and expenses and third party license fees) actually received from licensing its patented technologies (including patents owned as of the date of the Agreement and acquired or licensed on an exclusive basis during the period in which Mr. Horowitz continues to serve as an executive officer of the Company) (the “Royalty Bonus Compensation”).  During the six months ended June 30, 2011, Mr. Horowitz earned Royalty Bonus Compensation of $272,000.  In addition, during the term of his employment, Mr. Horowitz shall also be entitled to additional bonus compensation equal to (i) 5% of the gross proceeds from the sale of the Company’s Remote Power Patent and 10% (pursuant to the March 16, 2011 amendment) of the gross proceeds from the sale of the Additional Patents, and (ii) 5% of the gross proceeds from  the merger of the Company with or into another entity.  The Royalty Bonus Compensation shall continue to be paid to Mr. Horowitz for the life of each of the Company’s patents with respect to licenses entered into with third parties during Mr. Horowitz’s term of employment or at anytime thereafter, whether Mr. Horowitz is employed by the Company or not; provided, that, Mr. Horowitz’s employment has not been terminated by the Company “For Cause” (as defined) or terminated by Mr. Horowitz without “Good Reason” (as defined).  In the event that Mr. Horowitz’s employment is terminated by the Company “Other Than For Cause” (as defined) or by Mr. Horowitz for “Good Reason” (as defined), Mr. Horowitz shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) the minimum annual bonus of $150,000 and (iii) accelerated vesting of all unvested options and warrants.  In connection with the Agreement, Mr. Horowitz has agreed not to compete with the Company as follows: (i) during the term of the Agreement and for a period of 12 months thereafter if his employment is terminated “Other Than For Cause” (as defined) provided he is paid his 12 month base salary severance amount and (ii) for a period of two years from the termination date, if terminated “For Cause” by the Company or “Without Good Reason” by Mr. Horowitz.

On February 3, 2011, the Company entered into a new agreement with David C. Kahn pursuant to which he continues to serve as the Company’s Chief Financial Officer through December 31, 2012.  In consideration for his services, Mr. Kahn is compensated at the rate of $9,000 per month for the year ending December 31, 2011 and will be compensated at the rate of $9,450 per month for the year ending December 31, 2012.  In connection with the agreement, Mr. Kahn was also issued a five (5) year option (the “Option”) to purchase 100,000 shares of our common stock at an exercise price of $1.59 per share (the market price at the time of the grant).  The option vested 50,000 shares on the date of grant and the balance of the shares (50,000) will vest on the one year anniversary date (February 3, 2012) from the date of grant.

On March 15, 2011 the Board of Directors approved matching contributions of 100% to each participant’s contribution to the Company’s 401(k) plan, up to the maximum amount allowed by law for each participant in any one year which is currently $32,500.  The Board of

Note C - Employment Arrangements and Other Agreements (continued)

Directors also approved matching contributions of $32,500 under the 401(k) plan for the years ended December 31, 2010 and 2011.

NOTE D - LITIGATION

[1]  In July 2010, the Company announced that it agreed to settle its patent litigation pending in the United States District Court for the Eastern District of Texas, Tyler Division, against Adtran, Inc, Cisco Systems, Inc. and Cisco-Linksys, LLC, (collectively, “Cisco”), Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., and 3Com Corporation, Inc., for infringement of the Company’s Remote Power Patent, U.S. Patent No. 6,218,930 (“Remote Power Patent”).  As part of the settlement, Adtran, Cisco, Enterasys, Extreme Networks and Foundry Networks each entered into a settlement agreement with the Company and entered into non-exclusive licenses for the Remote Power Patent (the “Licensed Defendants”).  Under the terms of the licenses, the Licensed Defendants paid to the Company aggregate upfront payments of approximately $32 million and also licensed the Remote Power Patent for its full term, which expires in March 2020.  In accordance with the Company’s Settlement and License Agreement, dated May 25, 2011, with Cisco (the “Agreement”), which expanded upon the short form agreement entered into in July 2010, Cisco is obligated to pay royalties (which began for the first quarter of 2011) based on its sales of Power over Ethernet (“PoE”) products up to maximum royalty payments per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent.  The royalty payments are subject to certain conditions including the continued validity of the Remote Power Patent, and the actual royalty amounts received may be less than the caps stated above.  For the three and six month period ended June 30, 2011, the Company’s royalty revenue from Cisco was $1,605,000 and $5,017,000, respectively.  Due to the Company’s annual royalty rate structure with Cisco which includes declining rates as the volume of PoE product sales increase during the year, the Company anticipates that royalties from Cisco will be highest in the first quarter and are likely to decline for each of the remaining quarters during the year ended December 31, 2011.  Under the terms of the Agreement, if the Company grants other licenses with lower royalty rates to third parties (as defined in the Agreement), Cisco shall be entitled to the benefit of the lower royalty rates provided it agrees to the material terms of such other license.  Under the terms of the Agreement, the Company has certain obligations to Cisco and if it materially breaches such terms, Cisco will be entitled to stop paying royalties to the Company.  This would have a material adverse effect on the Company’s business, financial condition and results of operations.  The settlement with 3Com provides for a dismissal of the litigation without prejudice.  The release covers sales of certain 3Com PoE products sold through the date of the settlement.  In addition, the Company and 3Com’s parent, Hewlett Packard Corporation, agreed that the dismissal does not apply to Hewlett-Packard PoE products and that any future litigation involving the Company and Hewlett Packard concerning the Remote Power Patent will be in the United States District Court for the Eastern District of Texas.

Prior to achieving the settlement above, in May 2009 the Company achieved a settlement with Netgear, Inc. (“Netgear”), also a defendant in the above referenced litigation in Tyler, Texas.  As part of the settlement and under the Company’s Special Licensing Program, Netgear entered into a license agreement with the Company for the Remote Power Patent, effective April 1, 2009. Under the terms of the license, Netgear licenses the Remote Power Patent for its full term which expires in March 2020, and pays quarterly royalties (beginning as of April 1, 2009) based on its sales of PoE products, including those PoE products which

NOTE D - LITIGATION (continued)

comply with the Institute of Electrical and Electronic Engineers 802.3af and 802.3at Standards.  Licensed products include Netgear’s PoE enabled switches and wireless access points.  The royalty rates included in the license are 1.7% of the sales price of Power Sourcing Equipment, which includes Ethernet switches, and 2% of the sales price of Powered Devices, which includes wireless access points.   The royalty rates are subject to adjustment, under certain circumstances, if the Company grants a license to other licensees with lower royalty rates and Netgear is able to and agrees to assume all material terms and conditions of such other license. In addition, Netgear paid the Company $350,000 upon the signing of the license agreement.

[2]  In August 2007, the Company finalized the settlement of patent litigation against D-Link Corporation and D-Link Systems, Incorporated (collectively “D-Link”) in the United States District Court for the Eastern District of Texas, Tyler division.  Under the terms of the settlement, D-Link entered into a license agreement for the Remote Power Patent the terms of which include monthly royalty payments of 3.25% (subject to adjustment as noted below) of the net sales of D-Link Power over Ethernet products, including those products which comply with the IEEE 802.3af and 802.3at Standards, for the full term of the Remote Power Patent, which expires in March 2020.  In addition, D-Link paid the Company $100,000 upon signing of the Settlement Agreement.  The royalty rate is subject to adjustment to a rate consistent with other similarly situated licensees of the Remote Power Patent based on units of shipments of licensed products.   In September 2009, based upon several licenses issued to third parties under the Company’s Special Licensing Program, the Company agreed with D-Link to adjust the royalty rate to 1.7% of the sales price for Power Servicing Equipment (which includes Ethernet switches) and 2.0% of the sales price for Powered Devices (which includes wireless access points).

[3]  On November 16, 2005, the Company entered into a Settlement Agreement with PowerDsine, Inc and PowerDsine Ltd. which dismissed, with prejudice, a civil action brought by PowerDsine in the United States District Court for the Southern District of New York that sought a declaratory judgment that U.S. Patent No. 6,218,930 (the "Remote Power Patent") owned by the Company was invalid and not infringed by PowerDsine and/or its customers.  Under the terms of the Settlement Agreement, the Company agreed that it will not initiate litigation against PowerDsine for its sale of PoE integrated circuits.  In addition, the Company agreed that it will not seek damages for infringement from customers that incorporate PowerDsine integrated circuit products in PoE capable Ethernet switches manufactured on or before April 30, 2006. PowerDsine agreed that it will not initiate, assist or cooperate in any legal action relating to the Remote Power Patent.

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

To date we  have focused our efforts on licensing our patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the “Remote Power Patent”).  As of June 30, 2011, we had entered into 11 license agreements with respect to our Remote Power Patent which, among others, include license agreements with Cisco, Extreme Networks, Inc., Netgear, Inc., Microsemi Corporation and D-Link (See Note D to our financial statements included as part of this quarterly report).  Our current strategy includes continuing to pursue licensing opportunities for our Remote Power Patent from vendors of PoE equipment in order to resolve possible infringement of the Remote Patent by such vendors.  We may acquire additional intellectual property assets in the future to develop, commercialize, license or otherwise monetize such intellectual property.  In addition, we may enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.  The form of such relationships may differ depending upon the opportunity and may include, among other things, a strategic investment in such third party, the provision of financing to such third party or the formation of a joint venture with such third party for the purpose of monetizing its intellectual property assets.

On July 19, 2010, we announced that we had agreed to settle our patent litigation pending in the United States District Court for the Eastern District of Texas, Tyler Division, against Adtran, Inc, Cisco Systems, Inc. and Cisco-Linksys, LLC, (collectively, “Cisco”), Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., and 3Com Corporation, Inc.  As part of the settlement, Adtran, Cisco, Enterasys, Extreme Networks and Foundry Networks each entered into a settlement agreement with us and entered into non-exclusive licenses for our Remote Power Patent (the “Licensed Defendants”).  Under the terms of the licenses, the Licensed Defendants paid us aggregate upfront payments of approximately $32 million and also agreed to license the Remote Power Patent for its full term, which expires in March 2020.  In accordance with our Settlement and License Agreement, dated May 25, 2011, which expanded upon the July 2010 agreement, Cisco is obliged to pay us royalties (which began for the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent.  The royalty payments are subject to certain conditions including the continued validity of our Remote Power Patent, and the actual royalty amounts received may be less than the caps stated above.  For the three and six month period ended June 30, 2011, our royalty revenue from Cisco was $1,605,000 and $5,017,000, respectively.  Under the terms of the Agreement, if we grant other licenses with lower royalty rates to third parties (as defined in the Agreement), Cisco shall be entitled to the benefit of the lower royalty rates provided it agrees to the material terms of such other license.  Under the terms of the Agreement, we have certain obligations to Cisco and if we materially breach such terms, Cisco will be entitled to stop paying royalties to us.  This would have a material adverse effect on our business, financial condition and results of operations.  For more details about the settlement, please see our Current Reports on Form 8-K filed with the Securities and Exchange Commission on July 20, 2010 and June 1, 2011.

For the three and six month period ended June 30, 2011, we earned royalty revenue of $1,605,000 and $5,017,000 from Cisco.  Such royalty revenue constituted 95% and 93% of our revenue, respectively, for the three and six month periods ended June 30, 2011.  Due to our annual royalty rate structure with Cisco which includes declining rates as the volume of PoE product sales increase during the year, we anticipate that royalties from Cisco will be highest in the first quarter and are likely to decline for each of the remaining quarters during the year ended December 31, 2011.

At June 30, 2011, we had net operating loss carryforwards (NOLs) totaling approximately $27,000,000 expiring between 2020 and 2030, with a future tax benefit of approximately $9,000,000.  During the three month period ended June 30, 2011, as a result of the company’s recent results and projected future operating results, management determined that a portion of the NOL was more likely than not to be utilized resulting in a tax benefit of $7,000,000.  Accordingly, $7,000,000 was recorded as a deferred tax benefit for the three and six month periods ended June 30, 2011.  This resulted in the recognition in the three and six month periods ended June 30, 2011 of a one-time, non-cash income tax benefit totaling $7,000,000 as well as an increase to stockholders’ equity of $7,000,000.  To the extent that we earn income in the future, we will report income tax expense, which amount will reduce the recorded income tax benefit asset reflected on the balance sheet.  Management will continue to evaluate the recoverability of the NOL and adjust the deferred tax asset appropriately.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

On May 29, 2009 we announced that we had reached a settlement with Netgear, Inc. (“Netgear”), who was also a defendant in the above referenced litigation pending in Tyler, Texas.  As part of the settlement and under our Special Licensing Program, Netgear entered into a license agreement with us for our Remote Power Patent.  Under the terms of the license, Netgear licenses the Remote Power Patent for its full term (which expires in March 2020), and pays quarterly royalties (which began as of April 1, 2009) based on its sales of PoE products, including those PoE products which comply with the Institute of Electrical and Electronic Engineers 802.3af and 802.3at Standards.  Licensed products include Netgear’s PoE enabled switches and wireless access points.  The royalty rates included in the license are 1.7% of the sales price of Power Sourcing Equipment, which includes Ethernet switches, and 2% of the sales price of Powered Devices, which includes wireless access points.   The royalty rates are subject to adjustment, under certain circumstances, if we grant a license to other licensees with lower royalty rates and Netgear is able to and agrees to assume all material terms and conditions of the other license. In addition, Netgear made a payment to us of $350,000 with respect to the settlement.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 Compared To Three Months Ended June 30, 2010

We had revenue of $1,814,000 and $174,000 for the three months ended June 30, 2011 and June 30, 2010, respectively, which were related to the receipt of royalties pursuant to license agreements for our Remote Power Patent.  The significant revenue increase of $1,640,000 for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, was principally due to receipt of royalties from Cisco for the three month period ended June 30, 2011 (See Note D[1] to our financial statements included in this quarterly report).

We had a cost of revenue of $514,000 and $9,000 for the three months ended June 30, 2011 and June 30, 2010, respectively.  Included in the cost of revenue for the three months ended June 30, 2011 were contingency legal fees of $405,000 payable to our patent litigation counsel (See Note B[1] to our financial statements included in this quarterly report) and $91,000 of bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (See Note C to our financial statements included in this quarterly report).  The gross profit for the three months ended June 30, 2011 was $1,300,000 as compared to $165,000 for the three months ended June 30, 2010.

General and administrative expenses include overhead expenses, and finance, accounting, legal and other professional services incurred by us.  General and administrative expenses decreased by $516,000 from $1,053,000 for the three months ended June 30, 2010 to $537,000 for the three months ended June 30, 2011, due primarily to decreased legal fees and expenses as a result of our July 2010 patent litigation settlement (See Note D[1] to our financial statements included in this quarterly report).

Additional patent expense consists of a $1,000,000 contingent payment payable to a third party with respect to the acquisition of the Remote Power Patent (See Note B[2] to our financial statements included in this quarterly report).

We had an operating loss of $(350,000) for the three months ended June 30, 2011 compared with an operating loss of ($1,157,000) for the three months ended June 30, 2010, which we achieved primarily as a result of the receipt of increased royalties from the licensing of our Remote Power Patent offset by the $1,000,000 contingent fee payable to a third party with respect to the acquisition of our Remote Power Patent.  (See Note B[2] to our financial statements included in this quarterly report).

No provision for or benefit from federal, state or foreign income taxes was recorded for three months ended June 30, 2011 and June 30, 2010 because we incurred net operating losses.

During the three month period ended June 30, 2011, as a result of the company’s recent results and projected future operating results, management determined that a portion of our net operating loss carryforwards (NOLs) was more likely than not to be utilized resulting in a tax benefit of $7,000,000.  Accordingly, $7,000,000 was recorded as a deferred tax benefit for the three month period ended June 30, 2011.  This is a one-time, non-cash item.  We reflected income for the three month period ended June 30, 2011 from the recording of the tax benefit of $7,000,000 or $0.29 per share (basic) (See Note A[5] to our financial statements included in this quarterly report).

As a result of the foregoing, we realized net income of $6,666,000 or $0.26 per share (basic) and $0.21 per share (diluted) for the three months ended June 30, 2011 compared with a net loss of $(1,157,000) or $(0.05) per share (basic and diluted) for the three months ended June 30, 2010.

Six Months Ended June 30, 2011 Compared To Six Months Ended June 30, 2010

We had revenue of $5,390,000 and $292,000 for the six months ended June 30, 2011 and June 30, 2010, respectively, which were related to the receipt of royalties pursuant to license agreements for our Remote Power Patent.  The significant revenue increase of $5,098,000 for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, was principally due to royalties from Cisco for the six month period ended June 30, 2011 (See Note D[1] to our financial statements included in this quarterly report).

We had a cost of revenue of $1,542,000 and $15,000 for the six months ended June 30, 2011 and June 30, 2010, respectively.  Included in the cost of revenue for the six months ended June 30, 2011 were contingency legal fees of $1,240,000 payable to our patent litigation counsel (Se Note B[1] to our financial statements included in this quarterly report) and $269,580 of bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (See Note C to our financial statements included in this quarterly report).  The gross profit for the six months ended June 30, 2011 was $3,848,000 as compared to $277,000 for the six months ended June 30, 2010.

General and administrative expenses include overhead expenses, and finance, accounting, legal and other professional services incurred by us.  General and administrative expenses decreased by $493,000, from $1,776,000 for the six months ended June 30, 2010 to $1,283,000 for the six months ended June 30, 2011, due primarily to decrease legal fees and expenses as a result of settlement of our patent litigation in July 2010.

Additional patent expense consists of a $1,000,000 contingent payment payable to a third party with respect to the acquisition of the Remote Power Patent (See Note B[2] to our financial statements included in this quarterly report).

We had operating income of $1,388,000 for the six months ended June 30, 2011 compared with an operating loss of ($1,815,000) for the six months ended June 30, 2010, which we achieved as a result of the receipt of increased royalties from the licensing of our Remote Power Patent.

Provision for federal income taxes of $36,000 was made for the six months ended June 30, 2011 for the alternative minimum tax.  A provision of $20,000 was made for state and local income taxes for the six months ended June 30, 2011.  No provision for or benefit from federal, state or foreign income taxes was recorded for six months ended June 30, 2010 because we incurred net operating losses and fully reserved our deferred tax assets as their future realization could not be determined.

During the six month period ended June 30, 2011, as a result of the company’s recent results and projected future operating results, management determined that a portion of our net operating loss carryforwards (NOLs) was more likely than not to be utilized resulting in a tax benefit of $7,000,000.  Accordingly, $7,000,000 was recorded as a deferred tax benefit for the six month period ended June 30, 2011.  This is a one-time, non-cash item.  We reflected income for the six month period ended June 30, 2011 from the recording of the tax benefit of $7,000,000 or $0.29 per share (basic) (See Note A[5] to our financial statements included in this quarterly report).

As a result of the foregoing, we realized net income of $8,332,000 or $0.32 per share (basic) and $0.27 per share (diluted) for the six months ended June 30, 2011 compared with a net loss of $(1,815,000) or $(0.08) per share (basic and diluted) for the six months ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from royalty revenue from licensing our Remote Power Patent and the sale of equity securities.  In accordance with our patent litigation settlement achieved in July 2010, we received aggregate upfront payments of approximately $32 million and Cisco agreed to pay us quarterly royalties (which began for the first quarter of 2011) which for the three and six months ended June 30, 2011 was $3,412,000 and $5,017,000, respectively.  (See Note D[1] to our Financial Statements included in this quarterly report).  As of June 30, 2011 our principal sources of liquidity consisted of cash and cash equivalents of approximately $21,822,000 and working capital of approximately $22,154,000.  We maintain our cash primarily in savings accounts.  We do not have any derivative financial instruments.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.  We believe we will have sufficient cash to satisfy our operational and capital requirements for the foreseeable future.

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

(b) Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Settlement of Litigation Against Major Data Networking Equipment Manufacturers

On July 19 , 2010, we announced that we had agreed to settle our litigation with Adtran, Inc, Cisco Systems, Inc. and Cisco-Linksys, LLC, (collectively, “Cisco”), Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., and 3Com Corporation, Inc. pending in the United States District Court for the Eastern District of Texas, Tyler Division.  As part of the settlement, Adtran, Cisco, Enterasys, Extreme Networks and Foundry Networks each entered into a settlement agreement with us and entered into non-exclusive licenses for our Remote Power Patent (the “Licensed Defendants”).  Under the terms of the licenses, the Licensed Defendants paid us an aggregate upfront payment of approximately $32 million and also agreed to license our Remote Power Patent for its full term, which expires in March 2020.  In accordance with our Settlement and License Agreement, dated May 25, 2011 which expanded upon the short form agreement reached in July 2010 agreement, Cisco is obligated to pay royalties (which began for the first quarter of 2011) based on its sales of Power over Ethernet (“PoE”) products up to maximum royalty payments per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent.  The royalty payments are subject to certain conditions including the continued validity of our Remote Power Patent, and the actual royalty amounts received may be less than the caps stated above.  For the three and six month period ended June 30, 2011, our royalty revenue from Cisco was $1,605,000 and $5,017,000, respectively.  Due to the Company’s annual royalty rate structure with Cisco which includes declining rates as the volume of PoE product sales increase during the year, the Company anticipates that royalties will be highest in the first quarter and are likely to decline for each of the remaining quarters during the year ended December 31, 2011.  Under the terms of the Agreement, if we grant other licenses with lower royalty rates to third parties (as defined in the Agreement), Cisco shall be entitled to the benefit of the lower royalty rates provided it agrees to the material terms of such other license.  Under the terms of the Agreement, we have certain obligations to Cisco and if we materially breach such terms, Cisco will be entitled to stop paying royalties to the Company.  This would have a material adverse effect on our business, financial condition and results of operations.  For more details about the settlement, please see our Current Reports on Form 8-K filed with the Securities and Exchange Commission on July 20, 2010 and June 1, 2011.  The settlement with 3Com provides for a dismissal of the litigation without prejudice.  The release covers sales of certain 3Com Power over Ethernet products sold through the date of the settlement.  In addition, we and 3Com’s parent, Hewlett Packard Corporation, agreed that the dismissal does not apply to Hewlett-Packard Power over Ethernet products and that any future litigation involving us and Hewlett Packard concerning the Remote Power Patent will be in the United States District Court for the Eastern District of Texas.

ITEM 1A. RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and trading price of our common stock.

Our Annual Report on Form 10-K for the year ended December 31, 2010 includes a detailed discussion of our risk factors and should be carefully considered by investors.  Investors should also consider the following additional risk factors:

We are currently largely dependant upon our license agreement with Cisco for a significant portion of our royalty revenue.

Cisco Systems, Inc. and Cisco Linksys, LLC (collectively, “Cisco”) accounted for 93% and 79% of our revenue for the six months ended June 30, 2011 and the year ended December 31, 2010, respectively.  In accordance with our Settlement and License Agreement, dated May 25, 2011 (the “Agreement”), which expanded upon the short form settlement agreement entered into in July 2010, Cisco is obligated to pay us royalties on a quarterly basis (which began for the first quarter of 2011) based on its sale of PoE products in the United States up to the maximum royalties per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent.  The royalty payments are subject to certain conditions including the continued validity of our Remote Power Patent and the actual royalty payments may be less than the caps stated above.  For the three and six months periods ended June 30, 2011, we accrued royalty revenue of $1,605,000 and $5,017,000, respectively, from Cisco.  Due to the Company’s annual royalty rate structure with Cisco which includes declining rates as the volume of PoE product sales increase during the year, the Company anticipates that royalties will be highest in the first quarter and are likely to decline for each of the remaining quarters during the year ended December 31, 2011.  Under the terms of the Agreement, if we grant other licenses with lower royalty rates to third parties (as defined in the Agreement), Cisco shall be entitled to the benefit of the lower royalty rates provided it agrees to the material terms of such other license.  Under the terms of the Agreement, we have certain obligations to Cisco and if we materially breach such terms, Cisco will be entitled to stop paying royalties to us.  This would have a material adverse effect on our business, financial condition and results of operations.

New legislation, regulations or court rulings related to enforcing patents could adversely affect our business and operating results.

If Congress, the United States Patent and Trademark Office or courts implement new legislation, regulations or rulings that impact the patent enforcement process or the rights of patent holders, these changes could negatively affect our business and operating results.  This, in turn, could reduce the value of our patents including our Remote Power Patent.  For example, limitations on the ability to bring patent enforcement claims, limitations on potential liability for patent infringement, lower evidentiary standards for invalidating patents, increased difficulty for parties making patent assertions to obtain injunctions, and other similar developments could negatively affect our ability to assert our patent rights successfully, decrease the revenue associated with asserting or licensing our patent rights and increase the cost of bringing patent enforcement actions.  Any of these events could result in a material adverse effect on our business and operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

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

Date:  August 15, 2011