Form 10-Q
period 2011-09-30
NETWORK 1 SECURITY SOLUTIONS INC
filed 2011-11-15
CIK 1065078

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

                 212-829-5770
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§223.405) of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “Large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares of Common Stock, $.01 par value per share, outstanding as of November 14, 2011 was 25,323,259.

NETWORK-1 SECURITY SOLUTIONS, INC.

FORM 10-Q INDEX

Item 1.  Financial Statements

NETWORK-1 SECURITY SOLUTIONS, INC.
CONDENSED BALANCE SHEETS
UNAUDITED

	September 30,	December 31,
	2011	2010
Assets:	(UNAUDITED)

Current assets:
Cash and cash equivalents	$23,072,000	$21,348,000
Royalty Receivable	1,139,000	1,339,000
Other current assets	33,000	89,000

Total current assets	24,244,000	22,776,000

Other assets:
Security deposits	19,000	6,000
Deferred tax asset	6,860,000	—
Patents, net of accumulated depreciation	76,000	83,000

Total other assets	6,955,000	89,000

Total assets	$31,199,000	$22,865,000

Liabilities:

Current liabilities:
Accounts payable	$30,000	$78,000
Accrued expenses	1,912,000	2,031,000
Deferred Rent	7,000	—
Income Taxes Payable	6,000	61,000

Total liabilities	1,955,000	2,170,000

Commitments and contingencies

Stockholders' Equity

Common stock - $0.01 par value ; authorized 50,000,000 shares;
25,782,893 and 25,931,879 shares issued and outstanding at
September 30,2011 and December 31,2010, respectively	258,000	259,000

Additional paid-in capital	57,547,000	57,266,000
Accumulated deficit	(28,561,000)	(36,830,000)

Total stockholders’ equity	29,244,000	20,695,000

Total liabilities and stockholder’s equity	$31,199,000	$22,865,000

See accompanying notes to condensed financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Royalty Revenue	$1,222,000	$32,560,000	$6,611,000	$32,850,000
Cost of Revenue	341,000	9,507,000	1,883,000	9,522,000
Gross Profit	881,000	23,053,000	4,728,000	23,328,000
Operating Expenses:
General and Administrative	411,000	1,176,000	1,693,000	2,949,000
Additional Patent Expense	—	—	1,000,000	—
Non-Cash compensation	59,000	43,000	268,000	359,000

Total Operating Expenses	470,000	1,219,000	2,961,000	3,308,000

Operating Income (Loss)	411,000	21,834,000	1,767,000	20,020,000

Other Income (Expenses):
Interest income, net	10,000	19,000	42,000	19,000

Income (Loss) before income taxes	421,000	21,853,000	1,809,000	20,039,000

Income Taxes (Benefit)
Current	33,000	48,000	89,000	48,000
Deferred	140,000	—	(6,860,000)	—
Total Income Taxes (Benefit)	173,000	48,000	(6,771,000)	48,000
Net Income (Loss)	$248,000	$21,805,000	$8,580,000	$19,991,000

Net Income (loss) per share - Basic	$0.01	$0.89	$0.33	$0.82
- Diluted	$0.01	$0.76	$0.28	$0.70

Weighted average number of common shares outstanding:

- Basic	26,014,578	24,409,660	25,979,596	24,266,390
- Diluted	30,991,041	28,848,659	30,956,059	28,705,389

See accompanying notes to condensed financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.
CONDENSED STATEMENTS OF CASH FLOW
UNAUDITED

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net Income (Loss)	$8,580,000	$19,991,000
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	7,000	7,000
Non cash compensation	268,000	359,000
Changes in:
Royalty Receivable and other current assets	256,000	(1,548,000)
Accounts payable and accrued expenses	(166,000)	2,171,000
Income taxes payable	(55,000)	34,000
Deferred rent	7,000	—
Deferred tax assets	(6,860,000)	—
Security deposits	(13,000)	—
Cash flows provided by (used in) Operating Activities	2,024,000	21,014,000

Cash flow provided by financial activities
Proceeds from exercise of options	14,000	286,000
Repurchase of Treasury Stock	(314,000)	—
Net cash provided by (used in) Financing Activities	(300,000)	286,000

Net Increase (Decrease) in Cash and Cash Equivalents	1,724,000	21,300,000

Cash and cash equivalents, beginning of period	21,348,000	3,022,000

Cash and cash equivalents, end of period	$23,072,000	$24,322,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$—	$—
Taxes	$144,000	$49,000

See accompanying notes to condensed financial statements

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] BASIS OF PRESENTATION:

The accompanying condensed financial statements as of September 30, 2011 and for the three and nine month periods ended September 30, 2011 and September 30, 2010 are unaudited, but, in the opinion of the management of Network-1 Security Solutions, Inc. (the "Company"), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 2011, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2011 and September 30, 2010. The condensed financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2010 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results of operations to be expected for the full year.

[2] BUSINESS:

(a)  The principal business of the Company is the acquisition, development, licensing and protection of its intellectual property. The Company presently owns six patents covering various telecommunications and data networking technologies including, among others, patents covering the delivery of power over Ethernet cables for the purpose of remotely powering network devices, and the transmission of audio, video and data over computer and telephony networks.  The Company continually reviews opportunities to acquire or license additional intellectual property for the purpose of pursuing licensing opportunities related to its existing intellectual property portfolio or otherwise.  The Company’s strategy is to pursue licensing and strategic business alliances with companies in the industries that manufacture and sell products that make use of the technologies underlying its patents as well as with other users of the technology who benefit directly from the technology including corporate, educational and governmental entities.  To date, the Company’s efforts with respect to its intellectual property have focused on licensing its patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the “Remote Power Patent”).  As of September 30, 2011, the Company had entered into 11 license agreements with respect to its Remote Power Patent which include, among others, license agreements with Cisco Systems, Inc. and Cisco-Linksys, Extreme Networks, Inc., Netgear, Inc. and several other major data networking equipment manufacturers (See Note D[2]), Microsemi Corporation (See Note D[4]) and D-Link (See Note D[3]).  The Company’s current strategy includes continuing to pursue licensing opportunities for the Remote Power Patent from vendors of Power over Ethernet equipment in order to resolve possible infringement of the Remote Patent by such vendors.

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

(b)  As reflected in the accompanying financial statements, the Company had revenue of $1,222,000 and $32,560,000 for the three month period ended September 30, 2011 and September 30, 2010, respectively, and revenue of $6,611,000 and $32,850,000 for the nine month period ended September 30, 2011 and September 30, 2010, respectively.  The Company has been dependent upon royalty revenue from the licensing of its Remote Power Patent and equity financing to fund its operations.  The Company had cash and cash equivalents of $23,072,000 as of September 30, 2011.

[3] STOCK-BASED COMPENSATION:

During the nine month period ended September 30, 2011 and September 30, 2010 the Company recorded non-cash compensation expense of $112,000 for the vested portion (187,500 shares) of options to purchase 750,000 shares issued to the Company’s Chairman and Chief Executive Officer in June 2009 (See Note C).  In addition, during the nine month period ended September 30, 2011 and September 30, 2010 the Company recorded non-cash compensation expense of $12,000 and $22,000, respectively, for the vested portion of options granted to its Chief Financial Officer, directors and consultants in prior years.

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

During the nine month period ended September 30, 2011, the Company recorded non-cash compensation of $86,000 for the vested portion of options to purchase up to 430,000 shares of common stock issued to its Chief Financial Officer and two consultants.

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

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing utilizing the following weighted average assumptions:

	NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010
Risk-free interest rates Expected option life in years Expected stock price volatility Expected dividend yield	2.05 – 2.18% 5- years 42.04% -0-	2.71% 5 years 42.75% - 0 -

[4] REVENUE RECOGNITION:

The Company recognizes revenue received from the licensing of its intellectual property when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the license agreement, (iii) amounts are fixed or determinable, and (iv) collectibility of amounts is reasonably assured.  One licensee (Cisco Systems) constituted 75% and 90% of the Company’s revenue for the three and nine month periods ended September 30, 2011.

[5] INCOME TAXES:

At September 30, 2011, the Company had net operating loss carryforwards (NOLs) totaling approximately $25,900,000 expiring between 2020 and 2030, with a future tax benefit of approximately $6,860,000.  During the second quarter of 2011, as a result of the Company’s recent results and projected future operating results, management determined that a portion of the NOL was more likely than not to be utilized resulting in a tax benefit of $7,000,000.  Accordingly, $7,000,000 was recorded as a deferred tax benefit on the Company’s balance sheet at June 30, 2011 and the Company recorded income of $7,000,000 or $0.29 per share (basic) for the six month period ended June 30, 2011 from the recording of this one-time, non-cash, income tax benefit.  During the three month period ended September 30, 2011 as a result of income (before taxes) for the period of $421,000, $173,000 was recorded as income tax expense, of which $140,000 was a non-cash expense, and accordingly the deferred tax asset was reduced by $140,000 to $6,860,000.  To the extent that the Company earns income in the future, it will report income tax expense and such expense attributable to federal income taxes will reduce the recorded income tax asset reflected on the balance sheet.  Management will continue to evaluate the recoverability of the NOL and adjust the deferred tax asset appropriately.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

[6] EARNINGS (LOSS) PER SHARE:

Basic Earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. Potential shares of 10,779,915 and 12,046,062 at September 30, 2011 and 2010, respectively, consisted of options and warrants. Computations of basic and diluted weighted average common shares outstanding are as follows:

	Nine Months Ended September 30		Three Months Ended September 30,
	2011	2010	2011	2010

Weighted-average common shares outstanding – basic	25,979,596	24,266,390	26,014,578	24,409,660
Dilutive effect of options and warrants	4,976,463	4,438,999	4,976,463	4,438,999
Weighted-average common shares outstanding – diluted	30,956,059	28,705,389	30,991,041	28,848,659
Options and Warrants excluded from the computation of diluted income (loss) per share because the effect of inclusion would have been anti-dilutive	5,803,452	7,607,063	5,803,452	7,607,063

[7] CASH EQUIVALENTS:

The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). At September 30, 2011, the Company maintained a cash balance of $22,822,000 in excess of FDIC limits.

Note B - COMMITMENTS AND CONTINGENCIES

[1] Legal Fees:

Dovel & Luner, LLP provides legal services to the Company with respect to the Company’s pending patent litigation filed in September 2011 against sixteen data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler (See Note D (1)).  The terms of the Company’s agreement with Dovel & Luner LLP essentially provides for legal fees on a full contingency basis ranging from 12.5% to 35% of the net recovery (after deduction for expenses) depending on the stage of the preceding in which a result (settlement or judgment) is achieved.

Dovel & Luner, LLP provided legal services to the Company with respect to the litigation settled in July 2010 against several major data networking equipment manufacturers (See Note D[2]).  The terms of the Company’s agreement with Dovel & Luner, LLP provide for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of up to 24% (based on the settlement being achieved at the trial stage).  Because of the royalty payments payable quarterly by Cisco in accordance with the Company’s settlement and license agreement with Cisco, the Company has an obligation to pay Dovel & Luner 24% of such royalties received.  During the nine months ended September 30, 2011 and 2010, the

Note B - COMMITMENTS AND CONTINGENCIES (continued)

Company incurred aggregate legal fees to Dovel & Luner, LLP of approximately $1,492,647 and $7,872,000, respectively, and during the three months ended September 30, 2011 and 2010 the Company incurred aggregate legal fees to Dovel & Luner, LLP of approximately $247,000 and $7,572,000, respectively.

With respect to the Company’s litigation against D-Link, which was settled in May 2007 (See Note D[3]), the Company utilized the services of Blank Rome, LLP on a full contingency basis.  In accordance with the Company’s contingency fee agreement with Blank Rome LLP, once the Company recovers its expenses related to the litigation (which have not yet been recovered), the Company is obligated to pay legal fees to Blank Rome LLP equal to 25% of the royalty revenue received by the Company from its license agreement with D-Link.

[2] Amended Patent Purchase Agreement:

On January 18, 2005, the Company and Merlot Communications, Inc. (“Merlot”), the successor of which is BAXL Technologies, Inc. (“BAXL”), amended the Patent Purchase Agreement originally entered into in November 2003 (the "Amendment") pursuant to which the Company paid an additional purchase price of $500,000 to Merlot in consideration for the restructuring of future contingent payments to Merlot from the licensing or sale of the Patents.  The Amendment provides for future contingent payments by the Company to BAXL of $1.0 million upon achievement of $25 million of Net Royalties (as defined), an additional $1.0 million upon achievement of $50 million of Net Royalties and an additional $500,000 upon achievement of $62.5 million of Net Royalties from licensing or sale of the patents acquired from Merlot.  At September 30, 2011, a payment of $1.0 million was payable to BAXL since Net Royalties of $25 million was achieved.  This amount has been recorded as additional patent expense.

[3] Services Agreement:

Pursuant to an agreement, dated November 30, 2004, between the Company and ThinkFire Services USA, Ltd. (“ThinkFire”), the Company is obligated to pay ThinkFire fees from royalty payments received from certain licensees in consideration for services performed on behalf of the Company.  At September 30, 2011, the Company accrued fees of approximately $27,000 with respect to its obligation to ThinkFire.

[4] Lease Agreement:

The Company currently leases office space in New York City at a cost of $4,200 per month under a lease which expires November 30, 2011.

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

Note C – EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

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

Under the terms of the Agreement, as amended, Mr. Horowitz receives additional bonus compensation in an amount equal to 5% of the Company’s royalties or other payments (exclusive of proceeds from the sale of the Company’s patents which is covered below) with respect to the Company’s Remote Power Patent and 10% (pursuant to the March 16, 2011 amendment referenced above) of the Company’s royalties and other payments with respect to the Company’s other patents besides the Remote Power Patent (the “Additional Patents”) (all before deduction of payments to third parties including, but not limited to, legal fees and expenses and third party license fees) actually received from licensing its patented technologies (including patents owned as of the date of the Agreement and acquired or licensed on an exclusive basis during the period in which Mr. Horowitz continues to serve as an executive officer of the Company) (the “Royalty Bonus Compensation”).  During the three and nine months ended September 30, 2011, Mr. Horowitz earned Royalty Bonus Compensation of $61,000 and $331,000, respectively.  In addition, during the term of his employment, Mr. Horowitz shall also be entitled to additional bonus compensation equal to (i) 5% of the gross proceeds from the sale of the Company’s Remote Power Patent and 10% (pursuant to the March 16, 2011 amendment) of the gross proceeds from the sale of the Additional Patents, and (ii) 5% of the gross proceeds from the merger of the Company with or into another entity.  The Royalty Bonus Compensation shall continue to be paid to Mr. Horowitz for the life of each of the Company’s patents with respect to licenses entered into with third parties during Mr. Horowitz’s term of employment or at anytime thereafter, whether Mr. Horowitz is employed by the Company or not; provided, that, Mr. Horowitz’s

Note C – EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS (continued)

employment has not been terminated by the Company “For Cause” (as defined) or terminated by Mr. Horowitz without “Good Reason” (as defined).  In the event that Mr. Horowitz’s employment is terminated by the Company “Other Than For Cause” (as defined) or by Mr. Horowitz for “Good Reason” (as defined), Mr. Horowitz shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) the minimum annual bonus of $150,000 and (iii) accelerated vesting of all unvested options and warrants.  In connection with the Agreement, Mr. Horowitz has agreed not to compete with the Company as follows: (i) during the term of the Agreement and for a period of 12 months thereafter if his employment is terminated “Other Than For Cause” (as defined) provided he is paid his 12 month base salary severance amount and (ii) for a period of two years from the termination date, if terminated “For Cause” by the Company or “Without Good Reason” by Mr. Horowitz.

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

NOTE D - LITIGATION

[1]  On September 19, 2011, the Company announced that it had initiated patent litigation against 16 data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  Named as defendants in the lawsuit, excluding related parties, are Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inx., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transitions Networks, Inc.  Network-1 seeks monetary damages based upon reasonable royalties.

[2]  In July 2010, the Company announced that it agreed to settle its patent litigation pending in the United States District Court for the Eastern District of Texas, Tyler Division, against Adtran, Inc, Cisco Systems, Inc. and Cisco-Linksys, LLC, (collectively, “Cisco”), Enterasys

Note D – Litigation (continued)

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

[3]  In August 2007, the Company finalized the settlement of patent litigation against D-Link Corporation and D-Link Systems, Incorporated (collectively “D-Link”) in the United States District Court for the Eastern District of Texas, Tyler division.  Under the terms of the settlement, D-Link entered into a license agreement for the Remote Power Patent the terms of which include monthly royalty payments of 3.25% (subject to adjustment as noted below) of the net sales of D-Link Power over Ethernet products, including those products which comply with the IEEE 802.3af and 802.3at Standards, for the full term of the Remote Power Patent, which expires in March 2020.  In addition, D-Link paid the Company $100,000 upon signing of the Settlement Agreement.  The royalty rate is subject to adjustment to a rate consistent with other similarly situated licensees of the Remote Power Patent based on units of shipments of licensed products.   In September 2009, based upon several licenses issued to third parties under the Company’s Special Licensing Program, the Company agreed with D-Link to adjust the royalty rate to 1.7% of the sales price for Power Servicing Equipment

NOTE D - LITIGATION (continued)

 (which includes Ethernet switches) and 2.0% of the sales price for Powered Devices (which includes wireless access points).

[4]  On November 16, 2005, the Company entered into a Settlement Agreement with PowerDsine, Inc and PowerDsine Ltd. which dismissed, with prejudice, a civil action brought by PowerDsine in the United States District Court for the Southern District of New York that sought a declaratory judgment that U.S. Patent No. 6,218,930 (the "Remote Power Patent") owned by the Company was invalid and not infringed by PowerDsine and/or its customers.  Under the terms of the Settlement Agreement, the Company agreed that it will not initiate litigation against PowerDsine for its sale of PoE integrated circuits.  In addition, the Company agreed that it will not seek damages for infringement from customers that incorporate PowerDsine integrated circuit products in PoE capable Ethernet switches manufactured on or before April 30, 2006. PowerDsine agreed that it will not initiate, assist or cooperate in any legal action relating to the Remote Power Patent.

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

NOTE E – STOCK REPURCHASE

On August 22, 2011, the Company announced that its Board of Directors approved a share repurchase program to repurchase up to $2,000,000 of shares of its common stock over the next 12 months.  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion.  The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors.  The repurchase program may be increased, suspended or discontinued at any time.  During the three month period ended September 30, 2011, the Company repurchased 247,050 shares at an average price per share of $1.26 or an aggregate cost of approximately $314,000.  All such repurchased shares have been cancelled.

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

To date we  have primarily focused our efforts on licensing our patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the “Remote Power Patent”).  As of September 30, 2011, we had entered into 11 license agreements with respect to our Remote Power Patent which, among others, include license agreements with Cisco, Extreme Networks, Inc., Netgear, Inc., Microsemi Corporation and D-Link (See Note D to our financial statements included as part of this quarterly report).  Our current strategy includes continuing to pursue licensing opportunities for our Remote Power Patent from vendors of PoE equipment in order to resolve possible infringement of the Remote Patent by such vendors.  We may acquire additional intellectual property assets in the future to develop, commercialize, license or otherwise monetize such intellectual property.  In addition, we may enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.  The form of such relationships may differ depending upon the opportunity and may include, among other things, a strategic investment in such third party, the provision of financing to such third party or the formation of a joint venture with such third party for the purpose of monetizing its intellectual property assets.

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

For the three and nine month period ended September 30, 2011, our royalty revenue from Cisco constituted 75% and 90% of our revenue, respectively.  Due to our annual royalty rate structure with Cisco which includes declining rates as the volume of PoE product sales increase during the year, royalties from Cisco were highest in the first quarter of 2011, declined for the second and third quarters of 2011 and it is anticipated that fourth quarter 2011 royalties will be less than third quarter royalties.

At September 30, 2011, we had net operating loss carryforwards (NOLs) totaling approximately $25,900,000 expiring between 2020 and 2030, with a future tax benefit of approximately $6,860,000.  During the second quarter of 2011, as a result of the company’s recent results and projected future operating results, management determined that a portion of the NOL was more likely than not to be utilized resulting in a tax benefit of $7,000,000.  Accordingly, $7,000,000 was recorded as a deferred tax benefit on our balance sheet at June 30, 2011 and we recorded income of $7,000,000 or $0.29 per share (basic) for the six month period ended June 30, 2011 from the recording of this one-time, non-cash, income tax benefit (See Note A[5] to our financial statements included in this quarterly report).  During the three month period ended September 30, 2011 as a result of income (before taxes) for the period of $421,000, $173,000 was recorded as income tax expense, of which $140,000 was a non-cash expense, and accordingly the deferred tax asset was reduced by $140,000 to $6,860,000.  To the extent that we earn income in the future, we will report income tax expense and such expense attributable to federal income taxes will reduce the recorded income tax asset reflected on the balance sheet.  Management will continue to evaluate the recoverability of the NOL and adjust the deferred tax asset appropriately.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 Compared To Three Months Ended September 30, 2010

We had revenue of $1,222,000 and $32,560,000 for the three months ended September 30, 2011 and September 30, 2010, respectively, which was related to the receipt of royalties pursuant to license agreements for our Remote Power Patent.  The revenue for the three month period ended September 30, 2010 includes $32,320,000 received from the settlement of our patent litigation in July 2010 (See Note D[2] to our financial statements included in this quarterly report).  Excluding the July 2010 settlement payments of $32,320,000, royalty revenue was $240,000 for the three months ended September 30, 2010.

We had a cost of revenue of $341,000 and $9,507,000 for the three months ended September 30, 2011 and September 30, 2010, respectively.  Included in the cost of revenue for the three months ended September 30, 2010 were significant costs associated with the settlement of our patent litigation in July 2010 (See Note D[2] to our financial statements included in this quarterly report) including contingent legal fees of $7,572,000 payable to our patent litigation counsel (See Note B[1] to our financial statements included in this quarterly report) and $1,642,503 of bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (See Note C to our financial statements included in this quarterly report).  Included in the cost of revenue for the three months ended September 30, 2011 were contingent legal fees of $247,000 payable to our patent litigation counsel and $61,000 of bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.  The gross profit for the three months ended September 30, 2011 was $881,000 as compared to $23,053,000 for the three months ended September 30, 2010 which was largely attributable to our patent litigation settlement in July 2010.

General and administrative expenses include overhead expenses, and finance, accounting, legal and other professional services incurred by us.  General and administrative expenses decreased by $765,000 from $1,176,000 for the three months ended September 30, 2010 to $411,000 for the three months ended September 30, 2011, due primarily to decreased legal fees and expenses as compared to such fees and expenses associated with our July 2010 patent litigation settlement (See Note D[2] to our financial statements included in this quarterly report).

We had an operating income of $411,000 for the three months ended September 30, 2011 compared with an operating income of $21,834,000 for the three months ended September 30, 2010, which we achieved primarily as a result of our patent litigation settlement in July 2010 (See Note D[2] to our financial statements included in this quarterly report).

A provision for federal, state and local income taxes was recorded for the three months ended September 30, 2011 of $173,000 which included a $140,000 reduction in our deferred tax asset.  State and local income taxes of $48,000 were recorded for the three months ended September 30, 2010.

During the three month period ended September 30, 2011 as a result of income (before taxes) for the period of $421,000, $173,000 was recorded as income tax expense, of which $140,000 was a non-cash expense, and accordingly the deferred tax asset was reduced by $140,000 to $6,860,000.  To the extent that we earn income in the future, we will report income tax expense and such amount attributable to federal income taxes will reduce the recorded income tax asset reflected on the balance sheet.  Management will continue to evaluate the recoverability of the NOL and adjust the deferred tax asset appropriately.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

As a result of the foregoing, we realized net income of $248,000 or $0.01 per share (basic) and $0.01 per share (diluted) for the three months ended September 30, 2011 compared with net income of $21,805,000 or $0.89 per share (basic) and $0.76 per share (diluted) for the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 Compared To Nine Months Ended September 30, 2010

We had revenue of $6,611,000 and $32,850,000 for the nine months ended September 30, 2011 and September 30, 2010, respectively, which was related to the receipt of royalties pursuant to license agreements for our Remote Power Patent.  The revenue for the nine month period ended September 30, 2010 includes $32,320,000 received from the settlement of our patent litigation in July 2010 (See Note D[2] to our financial statements included in this quarterly report).  Excluding the July 2010 settlement payment of $32,320,000, revenue was $530,000 for the nine months ended September 30, 2010.

We had a cost of revenue of $1,883,000 and $9,522,000 for the nine months ended September 30, 2011 and September 30, 2010, respectively.  Included in the cost of revenue for the nine months ended September 30, 2010 were significant costs associated with the settlement of our patent litigation in July, 2010 (See Note D[2] to our financial statements included in this quarterly report) including contingent legal fees of $7,872,000 payable to our patent litigation counsel (See Note B[1] to our financial statements included in this quarterly report) and $1,642,503 of bonus compensation paid to our Chairman and Chief Executive Officer pursuant to his employment agreement (See Note C to our financial statements included in this quarterly report).  Included in the cost of revenue for the nine months ended September 30, 2011 were contingent legal fees of $1,492,000 payable to our patent litigation counsel and $330,000 of bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.  The gross profit for the nine months ended September 30, 2011 was $4,728,000 as compared to $23,328,000 for the nine months ended September 30, 2010 which was largely attributable to our patent litigation settlement in July 2010.

General and administrative expenses include overhead expenses, and finance, accounting, legal and other professional services incurred by us.  General and administrative expenses decreased by $1,256,000 from $2,949,000 for the nine months ended September 30, 2010 to $1,693,000 for the nine months ended September 30, 2011, due primarily to decreased legal fees and expenses as compared to such fees and expenses associated with our July 2010 patent litigation settlement (See Note D[2] to our financial statements included in this quarterly report).

We had an operating income of $1,767,000 for the nine months ended September 30, 2011 compared with an operating income of $20,020,000 for the three months ended September 30, 2010, which we achieved primarily as a result settlement of our patent litigation settlement in July 2010 (See Note D[2] to our financial statements included in this quarterly report).

A provision of $89,000 for current federal, state and local income taxes was recorded for the nine months ended September 30, 2011 and a deferred tax benefit of $6,860,000 which reflects a $140,000 (non-cash) reduction in our deferred tax asset.  State and local income taxes of $48,000 was recorded for the nine months ended September 30, 2010.

During the second quarter of 2011, as a result of the company’s recent results and projected future operating results, management determined that a portion of the Company’s net operating loss carryforwards (NOLs) was more likely than not to be utilized resulting in a tax benefit of $7,000,000.  Accordingly, $7,000,000 was recorded as a deferred tax benefit on our balance sheet at June 30, 2011 and we recorded income of $7,000,000 or $0.29 per share (basic) for the six month period ended June 30, 2011 from the recording of this one-time, non-cash, income tax benefit (See Note A[5] to our financial statements included in this quarterly report).  During the nine month period ended September 30, 2011 as a result of income (before taxes) for the period of $1,809,000, $89,000 was recorded as income tax expense and the deferred tax asset was reduced by $140,000 to $6,860,000.  To the extent that we earn income in the future, we will report income tax expense and such expense attributable to federal income taxes will reduce the recorded income tax asset reflected on the balance sheet.  Management will continue to evaluate the recoverability of the NOL and adjust the deferred tax asset appropriately.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

As a result of the foregoing, we realized net income of $8,580,000 or $0.33 per share (basic) and $0.28 per share (diluted) for the nine months ended September 30, 2011 compared with net income of $19,991,000 or $0.82 per share (basic) and $0.70 per share (diluted) for the nine months ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from royalty revenue from licensing our Remote Power Patent and the sale of equity securities.  In accordance with our patent litigation settlement achieved in July 2010, we received aggregate upfront payments of approximately $32 million and Cisco agreed to pay us quarterly royalties (which began for the first quarter of 2011) (See Note D[2] to our Financial Statements included in this quarterly report).  As of September 30, 2011 our principal sources of liquidity consisted of cash and cash equivalents of approximately $23,072,000 and working capital of approximately $22,289,000.  We maintain our cash primarily in savings accounts.  We do not have any derivative financial instruments.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.  We believe we will have sufficient cash to satisfy our operational and capital requirements for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities except for the lease obligations set forth in Note B[4] to our financial statements included in this report.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) of the Company as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this review, these officers concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

On September 15, 2011, we initiated patent litigation against 16 data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  Named as defendants in the lawsuit, excluding related parties, are Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inx., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transitions Networks, Inc.  Network-1 seeks monetary damages based upon reasonable royalties.

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

Cisco Systems, Inc. and Cisco Linksys, LLC (collectively, “Cisco”) accounted for 90% and 79% of our revenue for the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively.  In accordance with our Settlement and License Agreement, dated May 25, 2011, with Cisco (the “Agreement”), which expanded upon the short form settlement agreement entered into in July 2010, Cisco is obligated to pay us royalties on a quarterly basis (which began for the first quarter of 2011) based on its sale of PoE products in the United States up to the maximum royalties per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent.  The royalty payments are subject to certain conditions including the continued validity of our Remote Power Patent and the actual royalty payments may be less than the caps stated above.  For the three and nine months periods ended September 30, 2011, our royalty revenue from Cisco constituted 75% and 90% of our revenue, respectively.  Due our annual royalty rate structure with Cisco which includes declining rates as the volume of PoE product sales increase during the year, royalties from Cisco were highest in the first quarter of 2011, declined for the second and third quarters of 2011 and it is anticipated that fourth quarter royalties will be less than third quarter royalties.  Under the terms of the Agreement, if we grant other licenses with lower royalty rates to third parties (as defined in the Agreement), Cisco shall be entitled to the benefit of the lower royalty rates provided it agrees to the material terms of such other license.  Under the terms of the Agreement, we have certain obligations to Cisco and if we materially breach such terms, Cisco will be entitled to stop paying royalties to us.  This would have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Stock Repurchases

On August 22, 2011, we announced that our Board of Directors approved a share repurchase program to repurchase up to $2,000,000 of shares of our common stock over the next 12 months (“Share Repurchase Program”).  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the company’s discretion.  The timing and amount of the shares repurchased will be determined by management based on its evaluation of market conditions and other factors.  The repurchase program may be increased, suspended or discontinued at any time.

During the months of August 2011 and September 2011, we repurchased common stock pursuant to our Share Repurchase Program as indicated below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares) that May Yet Be Purchased Under the Plans or Programs
August 18 to August 31, 2011	-0-	-0-	-0-	$2,000,000
September 1, 2011 to September 30, 2011	247,050	$1.26	247,050	$1,685,834

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

101
The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.**

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed as part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK-1 SECURITY SOLUTIONS, INC.

Date: November 14, 2011	By:	/s/ Corey M. Horowitz
Corey M. Horowitz
Chairman and Chief Executive Officer

Date: November 14, 2011	By:	/s/ David C. Kahn
David C. Kahn
Chief Financial Officer