Form 10-K
period 2011-12-31
NETWORK 1 SECURITY SOLUTIONS INC
filed 2012-03-09
CIK 1065078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

  ☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________.

Commission File Number:   1-15288

NETWORK-1 SECURITY SOLUTIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-3027591
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification Number)

445 Park Avenue, Suite 1020
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

Large accelerated filer  ☐                                                                                                Accelerated filer  ☐

Non-accelerated filer  ☐                                                                                              Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates computed by reference to the price at which the stock was last sold as of June 30, 2011 was approximately $29,757,120.  Shares of voting stock held by each officer and director and by each person, who as of June 30, 2011, may be deemed to have beneficially owned more than 10% of the voting stock has been excluded.  This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

The number of shares outstanding of Registrant's common stock as of March 7, 2012 was 25,290,424.

NETWORK-1 SECURITY SOLUTIONS, INC.
2011 FORM 10-K

PART I

Forward-looking statements:

THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS ABOUT FUTURE EVENTS AND EXPECTATIONS WHICH ARE "FORWARD-LOOKING STATEMENTS." ANY STATEMENT IN THIS 10-K THAT IS NOT A STATEMENT OF HISTORICAL FACT MAY BE DEEMED TO BE A FORWARD-LOOKING STATEMENT. FORWARD-LOOKING STATEMENTS REPRESENT OUR JUDGMENT ABOUT THE FUTURE AND ARE NOT BASED ON HISTORICAL FACTS. STATEMENTS CONTAINING SUCH WORDS AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "INTEND," "COULD," "ESTIMATE," "CONTINUE" OR "PLAN" AND SIMILAR EXPRESSIONS OR VARIATIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS REFLECT THE CURRENT RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATED TO VARIOUS FACTORS IN THIS REPORT AND IN OTHER FILINGS MADE BY US WITH THE SEC. BASED UPON CHANGING CONDITIONS, SHOULD ANY ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, INCLUDING THOSE DISCUSSED AS “RISK FACTORS” IN ITEM 1A AND ELSEWHERE IN THIS REPORT, OR SHOULD ANY OF OUR UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED IN THIS REPORT AS ANTICIPATED, BELIEVED, ESTIMATED OR INTENDED. WE UNDERTAKE NO OBLIGATION TO UPDATE, AND WE DO NOT HAVE A POLICY OF UPDATING OR REVISING, THESE FORWARD-LOOKING STATEMENTS.  READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE THE STATEMENT WAS MADE.  UNLESS THE CONTEXT OTHERWISE REQUIRES, THE TERMS “NETWORK-1”, “COMPANY”, “WE”, “OUR”, “US” MEAN NETWORK-1 SECURITY SOLUTIONS, INC. AND ANY  CONSOLIDATED SUBSIDIARIES.

ITEM 1.	BUSINESS.

Overview

Our principal business is the acquisition, development, licensing and protection of our intellectual property.  We presently own six patents issued by the U.S. Patent Office that relate to various telecommunications and data networking technologies and include, among other things, patents covering the delivery of power over Ethernet (“PoE”) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras, over Ethernet networks and systems and methods of transmission of audio, video and data over computer and telephony networks.  In addition, we continually review opportunities to acquire or license additional intellectual property.  Our strategy is to pursue licensing and strategic alliances with companies in industries that manufacture and sell products that make use of the technologies underlying our intellectual property as well as with other users of the technologies who benefit directly from the technologies including corporate, educational and governmental entities.

To date, we have focused our efforts on licensing our remote power patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the “Remote Power Patent”).  As of March 1, 2012, we had entered eleven (11) license agreements with respect to our Remote Power Patent which, among others, include license agreements with Cisco Systems, Inc. and Cisco-Linksys, Microsemi Corporation, Extreme Networks, Inc., Netgear, Inc., and several other major data networking equipment manufacturers (See Note [J] to our financial statements included in this Annual Report).  We have a pending litigation against 16 data network equipment manufacturers for infringement of our Remote Power Patent (See Note J[1] to our financial statements included in this Annual Report).

Our current strategy includes continuing to pursue licensing opportunities for our Remote Power Patent from vendors of PoE equipment in order to resolve possible infringement of our Remote Patent by such vendors.  In addition, we are seeking to acquire additional intellectual property assets in the future to develop, commercialize, license or otherwise monetize such intellectual property.  We also may enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.  The form of such relationships may vary depending upon the opportunity and may include, among other things, a strategic investment in such third party, the provision of financing to such third party or the formation of a joint venture for the purpose of monetizing such third party’s intellectual property assets.

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

Our future success is largely dependent upon our proprietary technologies, our ability to protect our intellectual property rights, to consummate license agreements with respect to our intellectual property as well as our ability to acquire additional intellectual property assets or enter into strategic relationships with third parties to license or otherwise monetize their intellectual property.  The complexity of patent and common law and the inherent uncertainty of litigation creates risks that our efforts to protect our intellectual property rights, or those of our strategic partners, may not be successful.  We cannot be assured that such intellectual property will be upheld, or that third parties will not invalidate such intellectual property rights.  In addition, we may not be able to (i) acquire additional intellectual property assets or successfully license such assets or (ii) successfully enter into strategic relationships with third parties to license or otherwise monetize their intellectual property.

The provisional patent application for our Remote Power Patent was filed on March 11, 1999 and the patent was granted by the U.S. Office of Patent and Trademark on April 21, 2001.  The patent expires on March 11, 2020.

We were incorporated under the laws of the State of Delaware in July 1990.  Our principal offices are located at 445 Park Avenue, Suite 1020, New York, New York 10022 and our telephone number is (212) 829-5770.  Our website can be found at http://www.network-1.com.

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

Ethernet is the leading local area networking technology in use today.  PoE technology allows for the delivery of PoE cables rather than by separate power cords.  As a result, a variety of network devices, including IP telephones, wireless LAN Access Points, web-based network security cameras, data collection terminals and other network devices, are able to receive power over existing data cables without the need to modify the existing infrastructure to facilitate the provision of power for such devices through traditional AC outlets.  Advantages such as lower installation costs, remote management capabilities, lower maintenance costs, centralized power backup, and flexibility of device location as well as the advent of worldwide power compatibility, create the possibility of PoE becoming widely adopted in networks throughout the world.

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

In connection with our activities relating to the protection of our intellectual property, or the intellectual property of third parties with whom we have strategic relationships in the future, it may be necessary to assert patent infringement claims against third parties that we believe are infringing our patents or those of our strategic partners.  We have in the past successfully asserted litigation to protect our intellectual property (See Note J to our financial statements included in this Annual Report).

Licensing – Remote Power Patent

To date we have entered into eleven (11) license agreements with respect to our Remote Power Patent including license agreements with Cisco Systems, Inc. and Cisco Linksys, Microsemi Corporation, Extreme Networks, Inc., Netgear, Inc. and several other major data networking equipment manufacturers (See Note [J] to our financial statements included in this Annual Report).  We believe that additional potential licensees include, among others, Wireless Local Area Networking (WLAN) equipment manufacturers, Local Area Networking (LAN) equipment manufacturers, Voice Over IP Telephony (VOIP) equipment manufacturers, and network camera manufacturers.  In addition, we believe that additional potential licensees include users of the equipment embodying the PoE technology covered by our Remote Power Patent, including corporate, educational and federal, state and local government users, as we believe that they are significant beneficiaries of the technologies covered by our Remote Power Patent.

Licenses with Major Data Networking Equipment Manufacturers (July 2010)

In July 2010, we settled our patent litigation pending in the United States District Court for the Eastern District of Texas, Tyler Division, against Adtran, Inc, Cisco Systems, Inc. and Cisco-Linksys, LLC, (collectively, “Cisco”), Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., and 3Com Corporation, Inc.  As part of the settlement, Adtran, Cisco, Enterasys, Extreme Networks and Foundry Networks each entered into a settlement agreement with us and entered into non-exclusive licenses for our Remote Power Patent (the “Licensed Defendants”).  Under the terms of the licenses, the Licensed Defendants paid us aggregate upfront payments of approximately $32 million and also agreed to license our Remote Power Patent for its full term, which expires in March 2020.  In accordance with our Settlement and License Agreement, dated May 25, 2011, which expanded upon the July 2010 agreement, Cisco is obligated to pay us royalties (which began for the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent.  The royalty payments are subject to certain conditions including the continued validity of our Remote Power Patent, and the actual royalty amounts received may be less than the caps stated above.  Under the terms of the Agreement, if we grant other licenses with lower royalty rates to third parties (as defined in the Agreement), Cisco shall be entitled to the benefit of the lower royalty rates provided it agrees to the material terms of such other license.  Under the terms of the Agreement, we have certain obligations to Cisco and if we materially breach such terms, Cisco will be entitled to stop paying royalties to us.  This would have a material adverse effect on our business, financial condition and results of operations.  For more details about the settlement, please see our Current Reports on Form 8-K filed with the Securities and Exchange Commission on July 20, 2010 and June 1, 2011, respectively.

Netgear License

In May 2009 as part of a settlement of patent infringement litigation referenced above in the United States District Court for the Eastern District of Texas, Tyler Division, and under our Special Licensing Program, Netgear entered into a license agreement with us for our Remote Power Patent, effective April 1, 2009. Under the terms of the license, Netgear licenses our Remote Power Patent for its full term which expires in March 2020, and pays quarterly royalties (which began as of April 1, 2009) based on its sales of Power over Ethernet products, including those PoE products which comply with the Institute of Electrical and Electronic Engineers 802.3af and 802.3at Standards.  Licensed products include Netgear’s Power over Ethernet enabled switches and wireless access points.  The royalty rates included in the Netgear license are 1.7% of the sales price of Power Sourcing Equipment, which includes Ethernet switches, and 2% of the sales price of Powered Devices, which includes wireless access points.   The royalty rates are subject to adjustment, under certain circumstances, if we grant a license to other licensees with lower royalty rates and Netgear is able to and agrees to assume all material terms and conditions of such other license. In addition, Netgear paid us $350,000 upon the signing of the license agreement.

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

D-Link License

In August 2007, we agreed to licensing terms with D-Link Corporation and D-Link Systems (collectively, “D-Link”) as part of a settlement agreement of our patent infringement litigation against D-Link in the United States District Court for the Eastern District of Texas, Tyler Division for infringement of our Remote Power Patent.

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

Significant Licensees

For the year ended December 31, 2011, Cisco Systems, Inc. and Cisco-Linksys, LLC (collectively, “Cisco”) accounted for 87% of our revenue.  It is anticipated that a few of our licensees will continue to constitute a significant portion of our revenue for the foreseeable future.

Legal Representation

Dovel & Luner, LLP provides legal services to us with respect to our pending patent litigation filed in September 2011 against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler (See Note D (1) to our financial statements included in this Annual Report).  The terms of our agreement with Dovel & Luner LLP essentially provide for legal fees on a full contingency basis ranging from 12.5% to 35% of the net recovery (after deduction for expenses) depending on the stage of the preceding in which a result (settlement or judgment) is achieved.  We are responsible for a certain portion of the expenses incurred with respect to the litigation.

Dovel & Luner, LLP provided legal services to us with respect to our litigation settled in July 2010 against several major data networking equipment manufacturers (See Note [J] to our financial statements included in this Annual Report).  The terms of our agreement with Dovel & Luner, LLP provided for us to pay legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of up to 24% (based on the settlement being achieved at the trial stage).  During the year ended December 31, 2011 we incurred total contingency fees of approximately $1,809,622 to Dovel & Luner, LLP (which included legal fees of local counsel).

With respect to our litigation against D-Link, which was settled in May 2007 (See Note J to our financial statements included in this Annual Report), the Company utilized the services of Blank Rome, LLP on a full contingency basis.  In accordance with our contingency fee agreement with Blank Rome LLP, once we recover our expenses related to the litigation (which has not been achieved yet), we are obligated to pay legal fees to Blank Rome LLP equal to 25% of the royalty revenue received by us from our license agreement with D-Link.

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

Furthermore, with respect to our ability to acquire additional intellectual property or enter into strategic relationships with third parties to monetize their intellectual property, we face considerable competition from other companies, many of which have significantly greater financial and other resources than we have.  The patent licensing and enforcement industry has grown over the past several years and there has been an increase in the number of companies seeking to acquire intellectual property rights from third parties.  Entities including, among others, Acacia Research Corporation, Altitude Capital Partners, Intellectual Ventures, Rembrandt IP Management and RPX Corporation also seek to acquire or partner with third parties to license or enforce intellectual property rights.  It is expected that others will enter this market as well.  These competitors have significantly more financial and human resources than us.

Description of Property

We currently lease office space in New York City at a base rent of $3,400 per month under a lease which expires in November 2012.

On June 16, 2011, we entered into a four-year lease agreement commencing July 18, 2011 to rent office space, consisting of approximately 2,400 square feet, for offices in New Canaan, Connecticut.  In accordance with the lease, we are obligated to pay a base rent of $6,400 per month for the first two years, $6,800 per month for the third year and $7,000 per month for the fourth year.  The base rent is subject to annual adjustments to reflect increases in real estate taxes and operating expenses.  We also entered into a one year sublease at a base rent of $3,700 per month to sublet approximately 50% of the space to a third party.

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

We have a history of losses and only achieved profit in recent years.

We achieved net income of $8,493,000 for the year ended December 31, 2011 which includes income of $6,903,000 recorded as a one-time, non-cash income tax benefit (See Note F to our financial statements included in this Annual Report).  In addition, we achieved net income of $19,236,000 for the year ended December 31, 2010 primarily due to our receipt of $30,583,000 from our litigation settlement achieved in July 2010.  Prior to the year ended December 31, 2010 we incurred substantial operating losses since inception (July 1990) and as of December 31, 2011 we had an accumulated deficit of $(30,575,000).  We had revenue of $7,398,000 and $33,037,000 from operations for the years ended December 31, 2011 and December 31, 2010, respectively.  Our ability to achieve revenue and generate positive cash flow from operations is currently dependent upon receipt of royalty revenue from licensing agreements with respect to our Remote Power Patent.  As of March 1, 2012, we had entered into eleven (11) license agreements with respect to our Remote Power Patent, which among others, includes license agreements with Cisco Systems, Inc. and Cisco-Linksys, Microsemi Corporation, Extreme Networks, Inc. and Netgear, Inc.  While we believe based on our current cash position and projected licensing revenue from our existing licensing agreements we will have sufficient cash to fund our operations for the foreseeable future, this may not be the case.

Our success is dependent upon our ability to protect our patents.

Our success is substantially dependent upon our proprietary technologies and our ability to protect our intellectual property rights.  We currently hold six patents issued by the U.S. Patent Office that relate to various telecommunications and data networking technologies and include among other things, our Remote Power Patent covering the delivery of power to certain devices over PoE networks and patents covering the transmission of audio, voice and data over computer and telephony networks.  Our focus to date has been on licensing our Remote Power Patent.  We rely upon our patents and trade secret laws, non-disclosure agreements with our employees, consultants and third parties to protect our intellectual property rights.  The complexity of patent and common law and the uncertainty of the outcome of litigation create risk that our efforts to protect our proprietary technologies may not be successful.  We cannot assure you that our patents will be upheld or that third parties will not invalidate our patent rights.  If our intellectual property rights are not upheld, particularly our Remote Power Patent, such an event would have a material adverse effect on our business, financial condition and results of operations.

Any litigation to protect our intellectual property or any third party claims to invalidate our patents could have a material adverse effect on our business.

In the future, it may be necessary for us to commence patent litigation against third parties whom we believe require a license to our patents, as was the case with respect to our pending litigation against 16 data equipment manufacturers commenced in September 2011.  We may incur significant expenses and commit significant management time with respect to such legal proceedings which may adversely affect our financial condition and results of operations.  Moreover, there can be no assurance that we would be successful in any additional legal proceedings and the outcome of such litigation could be harmful to us.  In addition, we may be subject to claims seeking to invalidate our patents, as typically asserted by defendants in patent litigation.  If we are unsuccessful in enforcing and validating our patents and/or if third parties making claims against us seeking to invalidate our patents are successful, they may be able to obtain injunctive or other equitable relief, which effectively could block our ability to license or otherwise capitalize on our proprietary technologies.  In addition, then existing licensees of our patents may no longer be obligated to pay royalties to us.  Successful litigation against us resulting in a determination that our patents are not valid or enforceable, and/or that third parties do not infringe, may have a material adverse effect on us.

Our current revenue and profit is currently dependent upon the continued validity of our Remote Power Patent.

We currently have 7 license agreements pursuant to which licensees have an obligation to pay us royalties on a quarterly or monthly basis.  Such royalty bearing licenses include agreements with Cisco Systems, Inc. and Cisco-Linksys, LLC, Microsemi Corporation, Netgear and D-Link.  The obligation of licensees of our Remote Power Patent to continue to make royalty payments to us is contingent upon the continued validity of our Remote Power Patent.  In the future it may be necessary for us to commence patent litigation against third parties who we believe require a license to our Remote Power Patent which is the case with respect to our pending litigation against 16 data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division (See Note J[1] to our financial statements included in this Annual Report).  In addition, we may be subject to claims seeking to invalidate our Remote Power Patent.  In the event our Remote Power Patent was determined to be invalid, or unenforceable, or that third parties do not infringe, licensees of our Remote Power Patent may have no further obligation to make royalty payments to us.  Successful litigation against us resulting in a determination that our Remote Power Patent is not valid or enforceable, or that third parties do not infringe, would have a material adverse effect on our business, financial condition and results of operations.

We may not be able to capitalize on our strategy to acquire additional patents or enter into strategic relationships with third parties to license or otherwise monetize their intellectual property.

As a result of our settlement of patent litigation in July 2010 and the success we have achieved to date from licensing our Remote Power Patent, we believe we have the expertise and sufficient capital to compete in the intellectual property acquisition market and to enter strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.  However, beside the six patents we acquired in November 2003, including our Remote Power Patent, while we continue to evaluate numerous opportunities we have not acquired any additional patents and we have not yet entered into any strategic relationships with third parties to license or otherwise monetize their intellectual property.  Accordingly, we may not be able to acquire additional intellectual property or, if acquired, we may not achieve material revenue from such intellectual property.  Furthermore, we may not be able to enter into strategic relationships with third parties to license or otherwise monetize their intellectual property and, even if we consummate such strategic relationships, we may not achieve material revenue or profit from such relationships.  Acquisitions of patent assets are competitive, time consuming, complex and costly to consummate.  Even if we successfully acquire particular patent assets, there is no assurance that we will generate sufficient revenue related to those patent assets to offset the acquisition costs and the legal fees and expenses which may be incurred to license or otherwise monetize such patents.

We are currently largely dependent upon our license agreement with Cisco for a significant portion of our royalty revenue.  The loss of Cisco as a licensee would seriously hurt our business.

Cisco Systems, Inc. and Cisco Linksys, LLC (collectively, “Cisco”) accounted for 87% and 79% of our revenue for the years ended December 31, 2011 and December 31, 2010, respectively.  In accordance with our Settlement and License Agreement, dated May 25, 2011, with Cisco (the “Agreement”), which expanded upon the short form settlement agreement entered into in July 2010, Cisco is obligated to pay us royalties on a quarterly basis (which began in the first quarter of 2011) based on its sale of PoE products in the United States up to the maximum royalties per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent.  The royalty payments are subject to certain conditions including the continued validity of our Remote Power Patent and the actual royalty payments may be less than the caps stated above, as was the case for the year ended December 31, 2011.  Due to our annual royalty rate structure with Cisco which includes declining rates as the volume of PoE product sales increase during the year, annual royalties from Cisco are anticipated to be highest in the first quarter and decline for each of the remaining quarters of the year.  Under the terms of the Agreement, if we grant other licenses with lower royalty rates to third parties (as defined in the Agreement), Cisco shall be entitled to the benefit of the lower royalty rates provided it agrees to the material terms of such other license.  Under the terms of the Agreement, we have certain obligations to Cisco and if we materially breach such terms, Cisco will be entitled to stop paying royalties to us.  This would have a material adverse effect on our business, financial condition and results of operations.

Our current licenses for our Remote Power Patent may not continue to result in significant royalties and do not necessarily mean we will achieve additional license agreements.

For the years ended December 31, 2011 and December 31, 2010, we earned aggregate royalty payments of $7,398,000 and $33,037,000, respectively, with respect to our license agreements for our Remote Power Patent which in 2010 included aggregate up-front payments of approximately $32 million upon settlement of our patent litigation in July 2010 with several major data networking equipment manufacturers (See Note J[2] to our financial statements included in this Annual Report).  We currently have license agreements for our Remote Power Patent with, among others, Cisco Systems, Inc. and Cisco Linksys, LLC, (collectively, “Cisco”) Netgear, Inc., D-Link and Microsemi Corporation pursuant to which such parties are obligated to pay us on-going royalties on a monthly or quarterly basis.  Notwithstanding such royalty bearing license agreements, we may not continue to achieve significant royalty revenue from such license agreements.  In addition, we may not be able to achieve additional material license agreements with third parties relating to our Remote Power Patent.  Our failure to continue to achieve significant royalty revenue from our existing license agreements, would have a material adverse effect on our business, financial condition and results of operations.  In addition, we may not be able to consummate additional licensing agreements resulting in material revenue with respect to our Remote Power Patent.

Our current business depends upon the continued viability of the PoE market.

Ethernet is the leading local area networking technology in use today.  PoE technology allows for the delivery of power over Ethernet (“PoE”) cables rather than by separate power cords.  As a result a wide variety of network devices, including IP telephones, wireless LAN access points, web-based network security cameras, data collection terminals and other network devices are able to receive power over existing data cables.  To date the market for PoE has continued to expand.  The failure of the PoE market to remain viable would have a material adverse effect on licensing revenue for our Remote Power Patent which is currently our sole patent generating licensing revenue.

A limited number of our licensees account for a significant portion of our total revenues.

One of our licensees, Cisco Systems, Inc. and Cisco-Linksys, LLC (collectively, “Cisco”), accounted for 87% of our revenue for the year ended December 31, 2011 and 79% of our revenue for the year ended December 31, 2010.  It is anticipated that a few licensees will continue to constitute a significant portion of our revenue for the foreseeable future.  To the extent such sales of PoE products by our significant licensees are adversely affected our revenues will be significantly impacted.

Our pending litigation against 16 data networking equipment manufacturers may be time consuming and costly and we can provide no assurance that we will be successful in our lawsuit.

In September 2011, we initiated patent litigation against 16 data networking equipment manufacturers in the United States District of Texas, Tyler Division, for infringement of our Remote Power Patent.  Named as defendants in the lawsuit, excluding related parties, were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inx., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transitions Networks, Inc.  Network-1 seeks monetary damages based upon reasonable royalties.

Patent litigation is inherently risky and the outcome is uncertain.  The defendants are all large, well-financed companies with substantially greater resources than us.  We cannot assure you that this lawsuit will result in a final outcome that is favorable to us.

We anticipate that the litigation could continue for a number of years and while we have a contingent legal fee arrangement with our patent litigation counsel, we are responsible for a portion of the expenses which are anticipated to be material.  The time and effort required of our management to effectively pursue this litigation is likely to be significant and it may adversely affect other business opportunities.

We face intense competition to acquire intellectual property and enter into strategic relationships.

With respect to our ability to acquire additional intellectual property or enter into strategic relationships with third parties to monetize their intellectual property, we face considerable competition from other companies, many of which have significantly greater financial and other resources than we have.  The patent licensing and enforcement industry has grown over the past several years and there has been an increase in the number of companies seeking to acquire intellectual property rights from third parties.  Entities including, among others, Acacia Research Corporation, Altitude Capital Partners, Intellectual Ventures, Rembrandt IP Management and RPX Corporation also seek to acquire or partner with third parties to license or enforce intellectual property rights.  It is expected that others will enter this market as well.  Many of these competitors have significantly more financial and human resources than us.

New legislation, regulations or court rulings related to enforcing patents could adversely affect our business and operating results.

If Congress, the United States Patent and Trademark Office or courts implement new legislation, regulations or rulings that impact the patent enforcement process or the rights of patent holders, these changes could negatively affect our business and operating results.  This, in turn, could reduce the value of our patents including our Remote Power Patent, as well as patents owned by third parties that we may enter into strategic relationships with.  For example, limitations on the ability to bring patent enforcement claims, limitations on potential liability for patent infringement, lower evidentiary standards for invalidating patents, increased difficulty for parties making patent assertions to obtain injunctions, and other similar developments could negatively affect our ability to assert our patent rights successfully, decrease the revenue associated with asserting or licensing our patent rights and increase the cost of bringing patent enforcement actions.  Any of these events could result in a material adverse effect on our business and operating results.

Our quarterly and annual operating and financial results and our revenue are likely to fluctuate significantly in future periods.

Our quarterly and annual operating and financial results are difficult to predict and may fluctuate significantly from period to period.  Our revenue was $7,398,000 for the year ended December 31, 2011 as compared to $33,037,000 for the year ended December 31, 2010, which 2010 revenue was primarily due to achieving a large settlement of a patent litigation in July 2010.  Our revenues and results of operations may fluctuate as a result of a variety of factors that are outside our control including, but not limited to, our ability and timing in consummating future license agreements for our intellectual property, the timing and extent of royalty payments received by us from our licensees of our Remote Power Patent, the timing and our ability to achieve successful outcomes from current and future patent litigation, and the timing and our ability to achieve revenue from future strategic relationships.

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

Although we paid a special cash dividend of $0.10 per share to holders of our common stock with a record date of December 13, 2010, we did not pay any dividends in the year ended December 31, 2011 and we do not have any plans to continue paying dividends in the foreseeable future.  Our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including future earnings, if any, operations, capital requirements, our general financial condition, the preferences of any series of preferred stock, our general business conditions and future contractual restrictions on payment of dividends, if any.  Accordingly, stockholders must look solely to appreciation of our common stock to realize a gain on their investment.  This appreciation may not occur.

Because ownership of our common stock is concentrated, investors may have limited influence on stockholder decisions.

As of December 31, 2011, our executive officers and directors beneficially owned 32.6% of our outstanding common stock.  As a result, these stockholders may be able to exercise substantial control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets.  This concentration of ownership will limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.  For information regarding the ownership of our outstanding stock by our executive officers and directors and their affiliates, see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” on page 41 of this Annual Report.

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

The burdens of being a public company may adversely affect our ability to pursue litigation.

As a public company, our management must devote substantial time, attention and financial resources to comply with U.S. securities laws.  This may have a material adverse effect on management’s ability to effectively and efficiently pursue litigation as well as our other business initiatives.  In addition, our disclosure obligations under U.S. securities laws require us to disclose information publicly that will be available to future litigation opponents.  We may, from time to time, be required to disclose information that may have a material adverse affect on our litigation strategies.  This information may enable our litigation opponents to develop effective litigation strategies that are contrary to our interests.

Because our common stock trades on the Over-the-Counter Bulletin Board, you may not be able to buy and sell our common stock at optimum prices and you face liquidity issues.

The Over-the-Counter Bulletin Board ("OTCBB") is a regulated quotation service that displays quotes, last sales prices and volume in over-the-counter securities.  The trading of our stock on the OTCBB imposes, among others, the following risks:

•
Availability of quotes and order information – Because OTCBB trades and quotations involve a manual process (over the telephone) rather than automated or electronically linked execution systems, the market information for our common stock cannot be guaranteed.  In addition, quote information, or even firm quotes, may not be available.  The manual execution process may delay order processing and intervening price fluctuations could result in the failure of a limit order to execute or the execution of a market order at a significantly different price.  Execution of trades, execution reporting, and the delivery of trade confirmations may be delayed significantly.  Consequently, one may not be able to sell shares of our common stock at the optimum trading prices.

•
Liquidity Risks – Liquidity refers to the ability to freely buy and sell securities at given prices and volumes.  In general, the more activity in a given security, and the more market makers participating in a security, the greater the liquidity in the security.  Because the OTC Bulletin Board generally has fewer market makers participating in a Bulletin Board security, the liquidity in our common stock may be significantly less than what might be experienced in the NASDAQ or listed markets.  As such, you may only receive a partial execution or your order may not be executed at all.  Additionally, the price received on a market order may be significantly different from the price quoted at the time of order entry.  Additionally, when fewer shares of our common stock are being traded, larger spreads between bid and ask prices and volatile swings in price may result.

•
Dealer's Spread – The dealer's spread (the difference between the bid and ask prices) of our security may be large and may result in substantial losses to the seller of our common stock on the OTCBB if the common stock must be sold immediately.  Further, purchasers of our common stock may incur an immediate "paper" loss due to the price spread.  Moreover, dealers trading on the OTCBB may not have a bid price for securities bought and sold through the OTCBB.  Due to the foregoing, there may be decreased demand for our common stock traded through the OTCBB.

The significant number of options and warrants outstanding may adversely affect the market price for our common stock.

As of March 1, 2012, there are outstanding options and warrants to purchase an aggregate of 9,209,697 shares of our common stock at exercise prices ranging from $0.12 to $3.75.  To the extent that outstanding options and warrants are exercised, existing stockholder percentage ownership will be diluted and any sales in the public market of the common stock underlying such options may adversely affect prevailing market prices for our common stock.

We may seek to raise additional funds, finance intellectual property acquisitions or develop strategic relationships by issuing capital stock that would dilute your ownership.

Prior to the significant royalty revenue achieved in July 2010 as a result of settlement of our patent litigation agreement with major data networking equipment manufacturers, we had largely financed our operations by issuing equity or debt securities, which, if conducted in the future, would materially reduce the percentage ownership of our existing stockholders.  Furthermore, any newly issued securities could have rights, preferences and privileges senior to those of our existing stock.  Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of stock to decline.  We may also raise additional funds through the incurrence of debt or the issuance or sale of other securities or instruments senior to our common shares.  The holders of any debt securities or instruments we may issue could have rights superior to the rights of our common stockholders.

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

Our certificate of incorporation authorizes the board of directors to issue up to 10,000,000 shares of preferred stock.  The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our Board of Directors, without further action by stockholders, and may include, among other things, voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions, any of which could adversely affect holders of our common stock.  Although there are currently no shares of preferred stock outstanding, future holders of preferred stock may have rights superior to our common stock and such rights could also be used to restrict our ability to merge with, or sell our assets to third parties.

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

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	our ability to successfully enforce and/or defend our Remote Power Patent;

●	our ability to continue to receive material revenue from licensees of our Remote Power Patent;

●	our ability to enter into favorable license agreements with third parties with respect to our Remote Power Patent;

●	our ability to acquire additional intellectual property;

●	our ability to achieve material revenue and profits;

●	our ability to enter into strategic relationships with third parties to license or otherwise monetize their intellectual property

●	our ability to raise capital when needed;

●	sales of our common stock;

●	our ability to execute our business plan;

●	technology changes;

●	legislative, regulatory and competitive developments; and

●	economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our common stock.

 ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

 ITEM 2.   PROPERTIES

We currently lease office space in New York City at a base rent of $3,400 per month under a lease which expires in November 2012.  On June 16, 2011, we entered into a four-year lease commencing July 18, 2011 to rent office space, consisting of approximately 2,400 square feet, for offices in New Canaan, Connecticut.  In accordance with the lease, we are obligated to pay a base rent of $6,400 per month for the first two years, $6,800 per month for the third year and $7,000 per month for the fourth year.  The base rent is subject to annual adjustments to reflect increases in real estate taxes and operating expenses.  We also entered into a one year sublease at a base rent of $3,700 per month to sublet approximately 50% of the space to a third party.

 ITEM 3.   LEGAL PROCEEDINGS

Pending Litigation Against 16 Data Networking Equipment Manufacturers

In September 2011, we initiated patent litigation against 16 data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  Named as defendants in the lawsuit, excluding related parties, were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inx., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transitions Networks, Inc.  Network-1 seeks monetary damages based upon reasonable royalties.  Several of the defendants (Samsung, Polycom, Alcatel, ShorTel and Allied Telesis) have filed motions to dismiss the complaint for failure to state a cause of action.  Network-1 has filed opposition in response to the motions to dismiss.  All such motions are pending.

 ITEM 4.   MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our common stock currently trades on the OTC Bulletin Board under the symbol NSSI.  The following table sets forth, for the periods indicated, the range of the high and low bid quotations for our common stock as reported by OTCBB.com.  Such prices reflect inter-dealer quotations, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

YEAR ENDED DECEMBER 31, 2011	HIGH	LOW
Fourth Quarter	$1.30	$1.01
Third Quarter	$1.45	$1.01
Second Quarter	$1.65	$0.00
First Quarter	$1.65	$1.01

YEAR ENDED DECEMBER 31, 2010	HIGH	LOW
Fourth Quarter	$1.75	$1.04
Third Quarter	$1.75	$0.70
Second Quarter	$0.90	$0.70
First Quarter	$1.05	$0.75

On March 6, 2012, the closing price for the common stock as reported on the OTC Bulletin Board was $1.39 per share. The number of record holders of our common stock was 75 as of March 6, 2012.

Dividend Policy.  We did not pay any dividends to our stockholders during the year ended December 31, 2011.  In December 2010, for the first time in our history, we paid a special dividend of $0.10 per share on our outstanding shares of Common Stock.  We do not have any plans to continue paying dividends in the foreseeable future.  The declaration and payment of any future dividends will be at the discretion of the Board of Directors and will depend upon a variety of factors, including future earnings, if any, operations, capital requirements, our general financial condition, the preferences of any series of preferred stock, our general business conditions and future contractual restrictions on payment of dividends, if any.

Recent Issuances of Unregistered Securities.  None.

Issuer Purchases of Equity Securities.  On August 22, 2011, we announced that our Board of Directors approved a share repurchase program to repurchase up to $2,000,000 of shares of our common stock over the next 12 months (“Share

Repurchase Program”).  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the company’s discretion.  The timing and amount of the shares repurchased will be determined by management based on its evaluation of market conditions and other factors.  The repurchase program may be increased, suspended or discontinued at any time.  On January 31, 2012, the Board of Directors increased the Share Repurchase Program to repurchase up to an additional $2,000,000 (or an aggregate of $4,000,000) of our common stock.

During the months of October, November and December 2011, we repurchased common stock pursuant to our Share Repurchase Program as indicated below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares) that May Yet Be Purchased Under the Plans or Programs(1)
October 1 to October 31, 2011	574,449	$1.33	821,499	$2,922,570
November 1, 2011 to November 30, 2011	260,100	$1.26	1,081,599	$2,595,328
December 1, 2011 to December 31, 2011	458,500	$1.24	1,540,099	$2,027,348
______________________
The dollar amounts in this column reflect the increase of $2,000,000 ($4,000,000 aggregate) in our share repurchase program approved by the Board of Directors on January 31, 2012.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2011.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (a)
Equity compensation plans approved by security holders (1)	1,597,500	$0.66	0(1)
Equity compensation plans not approved by security holders(2)	0	0	0
Aggregate individual option grants outside of Stock Option Plan	5,610,570	$0.69	—
Total	7,208,070	$0.69	0(1)
__________
     (1)  Our 1996 Amended and Restated Stock Option Plan (“Stock Option Plan”) provided for the issuance of options to purchase up to 4,000,000 shares of our common stock.  As of March 2006, no additional options could be issued under the plan in accordance with its terms.  The outstanding options contain customary anti-dilution provisions.
     (2)  The aggregate individual option grants outside the Stock Option Plan referred to in the above table include options issued to our officers, directors, employees and consultants in consideration for certain services rendered to us.  The outstanding options contain customary anti-dilution provisions.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our principal business is the acquisition, development, licensing and protection of our intellectual property. We presently own six patents covering various telecommunications and data networking technologies which include, among others, patents covering the delivery of power over Ethernet (“PoE”) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras, over Ethernet networks and systems and methods of transmission of audio, video and data over computer and telephony networks.  In addition, we continually review opportunities to acquire or license additional intellectual property.  Our strategy is to pursue licensing and strategic business alliances with companies in the industries that manufacture and sell products that make use of the technologies underlying our intellectual property as well as with other users of the technology who benefit directly from the technology including corporate, educational and governmental entities.

To date, we have focused our efforts on licensing our patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the “Remote Power Patent”).  As of December 31, 2011, we had entered into 11 license agreements with respect to our Remote Power Patent which, among others, include license agreements with Cisco, Extreme Networks, Inc., Netgear, Inc., Microsemi Corporation and D-Link (See Note [J] to our financial statements included in this Annual Report).  Our current strategy includes continuing to pursue licensing opportunities for our Remote Power Patent from vendors of PoE equipment in order to resolve possible infringement of the Remote Power Patent by such vendors.  Our strategy also includes the possible acquisition of additional intellectual property assets in the future to develop, commercialize, license or otherwise monetize such intellectual property.  In addition, we may enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.  The form of such relationships may differ depending upon the opportunity and may include, among other things, a strategic investment in such third party, the provision of financing to such third party or the formation of a joint venture with such third party for the purpose of monetizing its intellectual property assets.

In September 2011, we initiated patent litigation against 16 data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  Named as defendants in the lawsuit, excluding related parties, were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS

Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inx., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transitions Networks, Inc.  Network-1 seeks monetary damages based upon reasonable royalties.  Several of the defendants (Samsung, Polycom, Alcatel, ShorTel and Allied Telesis) have filed motions to dismiss the complaint for failure to state a cause of action.  Network-1 has filed opposition in response to the motions to dismiss.  All such motions are pending.

In July 2010, we announced that we had agreed to settle our patent litigation pending in the United States District Court for the Eastern District of Texas, Tyler Division, against Adtran, Inc, Cisco Systems, Inc. and Cisco-Linksys, LLC, (collectively, “Cisco”), Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., and 3Com Corporation, Inc.  As part of the settlement, Adtran, Cisco, Enterasys, Extreme Networks and Foundry Networks each entered into a settlement agreement with us and entered into non-exclusive licenses for our Remote Power Patent (the “Licensed Defendants”).  Under the terms of the licenses, the Licensed Defendants paid us aggregate upfront payments of approximately $32 million and also agreed to license the Remote Power Patent for its full term, which expires in March 2020.  In accordance with our Settlement and License Agreement, dated May 25, 2011, which expanded upon the July 2010 agreement, Cisco is obliged to pay us royalties (which began in the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent.  The royalty payments are subject to certain conditions including the continued validity of our Remote Power Patent, and the actual royalty amounts received may be less than the caps stated above, as was the case in 2011.  Due to our annual royalty rate structure with Cisco which includes declining rates as the volume of PoE product sales increase during the year, annual royalties from Cisco are anticipated to be highest in the first quarter and decline for each of the remaining quarters of the year.  Under the terms of the Agreement, if we grant other licenses with lower royalty rates to third parties (as defined in the Agreement), Cisco shall be entitled to the benefit of the lower royalty rates provided it agrees to the material terms of such other license.  Under the terms of the Agreement, we have certain obligations to Cisco and if we materially breach such terms, Cisco will be entitled to stop paying royalties to us.  This would have a material adverse effect on our business, financial condition and results of operations.  For more details about the July 2010 settlement, please see our Current Reports on Form 8-K filed with the Securities and Exchange Commission on July 20, 2010 and June 1, 2011.

For the years ended 2011 and 2010, our royalty revenue from Cisco constituted 87% and 79% of our revenue, respectively.  Due to our annual royalty rate structure with Cisco which includes declining rates as the volume of PoE product sales increase during the year, royalties from Cisco are anticipated to be highest in the first quarter of the year and decline for each of the remaining quarters of the year.

At December 31, 2011, we had net operating loss carryforwards (NOLs) totaling approximately $27,000,000 expiring through 2029, with a future tax benefit of approximately $9,450,000.  During 2011, as a result of the Company’s recent results and projected future operating results, management determined that a portion of the NOL was more likely than not to be utilized resulting in the recording of a one-time, non-cash tax benefit.  Accordingly, at December 31, 2011, $6,903,000 has been recorded as a deferred tax benefit on the Company’s balance sheet and $6,903,000 (or $0.22 per share on a diluted basis) has also been recorded as income for the year ended December 31, 2011.  To the extent that we earn income in the future, we will report income tax expense and such expense attributable to federal income taxes will reduce the recorded income tax benefit asset reflected on the balance sheet.  Management will continue to evaluate the recoverability of the NOL and adjust the deferred tax asset appropriately.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

RESULTS OF OPERATIONS:

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue.  We had revenue of $7,398,000 for the year ended December 31, 2011 (“2011”) as compared to revenue of $33,037,000 for the year ended December 31, 2010 (“2010”).  All such revenue was related to the receipt of royalties pursuant to license agreements for our Remote Power Patent.  The revenue for 2010 includes $32,320,000 received from the settlement of our patent litigation in July 2010 (See Note J[2] to our financial statements included in this Annual Report).  Excluding the July 2010 settlement payments of $32,320,000, royalty revenue was $717,000 for 2010 as compared to royalty revenue of $7,398,000 for 2011.

Cost of Revenue.  We had a cost of revenue of $2,160,000 and $9,595,000 for 2011 and 2010, respectively.  Included in the cost of revenue for 2010 were significant costs associated with the settlement of our patent litigation in July 2010 (See Note J[2] to our financial statements included in this Annual Report) including contingent legal fees of $7,471,000 payable to our patent litigation counsel (See Note E[2] to our financial statements included in this Annual Report) and $1,651,000 of bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (See Note I to our financial statements included in this Annual Report).  Included in the cost of revenue for 2011 were contingent legal fees of $1,736,000 incurred to our patent litigation counsel and $370,000 of bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.

Gross Profit.  The gross profit for 2011 was $5,292,000 or 71.5% of our revenue as compared to $23,442,000 or 70.9% of our revenue.  The decrease in gross profit of $18,150,000 for 2011 was largely attributable to our patent litigation settlement in July 2010.

General and Administrative Expenses.  General and administrative expenses include overhead expenses, and finance, accounting, legal and other professional services incurred by us.  General and administrative expenses decreased by $1,315,000 from $3,771,000 for 2010 to $2,456,000 for 2011, due primarily to decreased legal fees and expenses as compared to such fees and expenses associated with our July 2010 patent litigation settlement (See Note E[2] to our financial statements included in this Annual Report).  General and administrative expenses for 2011 include a payment of $250,000 to our Chairman and Chief Executive Officer to reduce certain royalty bonus compensation (See Note H[2] to our financial statements included in this Annual Report).  We also incurred additional patent expenses of $1,000,000 in 2011 relating to net royalties due with respect to our purchase of the Remote Power Patent (See Note C to our financial statements included in this Annual Report).

Interest Income.  Interest income for 2011 was $48,000 as compared to interest income of $41,000 for 2010.

Operating Income.  We had an operating income of $1,533,000 for 2011 compared with operating income of $19,269,000 for 2010, which we achieved primarily as a result of our patent litigation settlement in July 2010 (See Note J[2] to our financial statements included in this Annual Report).

Income taxes (Benefit).  State and local income taxes (benefit) of ($9,000) and $74,000 were recorded for 2011 and 2010, respectively.

Deferred Tax Benefit/NOLs.  At December 31, 2011, we had net operating loss carryforwards (NOLs) totaling approximately $27,000,000 expiring through 2029, with a future tax benefit of approximately $9,450,000.  During 2011, as a result of the Company’s recent results and projected future operating results, management determined that a portion of the NOL was more likely than not to be utilized resulting in the recording of a one-time, non-cash tax benefit.  Accordingly, at December 31, 2011, $6,903,000 has been recorded as a deferred tax benefit on the Company’s balance sheet and $6,903,000 (or $0.22 per share on a diluted basis) has also been recorded as income for the year ended December 31, 2011.  To the extent we earn income in the future, we will report income tax expense and such expense attributable to federal income taxes will reduce the recorded income tax benefit asset reflected on the balance sheet.  Management will continue to evaluate the recoverability of the NOL and adjust the deferred tax asset appropriately.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

Net Income.  As a result of the foregoing, we realize net income of $8,493,000 or $0.33 per share (basic) and $0.27 per share (diluted) for 2011 compared with net income of $19,236,000 or $0.79 per share (basic) and $0.67 per share (diluted) for 2010.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from royalty revenue from licensing our Remote Power Patent.  In accordance with our patent litigation settlement achieved in July 2010, we received aggregate upfront payments of approximately $32 million and Cisco agreed to pay us quarterly royalties (which began for the first quarter of 2011) (See Note J[2] to our financial statements included in this Annual Report).

As of December 31, 2011 our principal sources of liquidity consisted of working capital of approximately of $20,402,000 which includes cash and cash equivalents of approximately $20,661,000.  As of March 1, 2012, we had cash and cash equivalents of approximately $20,500,000.  We believe based on our current cash position and projected licensing revenue from our existing licensing agreements that we will have sufficient cash to fund our operations for the foreseeable future, although this may not be the case.

We maintain our cash primarily in savings accounts. We do not have any derivative financial instruments.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Working capital decreased by $204,000 to $20,402,000 at December 31, 2011 from $20,606,000 at December 31, 2010.  The decrease in working capital was primarily due to decreased cash and cash equivalents of $687,000, an investment in marketable securities of $556,000 and decreased royalty receivables of $579,000 partially offset by decreased current liabilities of $439,000.

Net cash provided by (used in) operating activities for 2011 was $1,967,000 compared to net cash provided of $19,994,000 for 2010.  The net cash provided by operating activities for 2010 includes $19,236,000 of net income primarily due to receipt of $32,320,000 from settlement of our patent litigation in July 2010.  (See Note J[2] to our financial statements included in this Annual Report).  The cash provided from operating activities for 2011 resulted from increases in deferred tax assets of $6,903,000 and security deposits of $13,000 and a decrease in accounts payable and accrued expenses of $527,000 plus non-cash items including stock based compensation of $303,000, depreciation and amortization of $9,000 and non-cash consulting fees of $5,000.

Cash used in investing activities was $561,000 which was due to the purchase of a bond.

The net cash flows from financing activities for 2011 was $2,093,000 consisting of $163,000 of proceeds received from the exercise of options offset by repurchase of treasury stock of $1,973,000 and shares delivered for withholding taxes of $283,000.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities except for the lease obligations set forth in Note E[3] to our financial statements included in this Annual Report.

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

Income Taxes:

We utilize the liability method of accounting for income taxes.  Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates in effect at the balance sheet date.  The resulting assets or liability is adjusted to reflect enacted changes in tax law.  Deferred tax assets are reduced, if necessary, by a valuation allowance when the likelihood of realization is not assured.

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

Effect of New Accounting Pronouncements.

See Note B[14] to our Financial Statements included in this Annual Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required hereby are located on pages F-1 through F-19 which follow Part III.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Management, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework.  Management believes that this evaluation provides a reasonable basis for its opinion.  In connection with this evaluation, our management did not identify any material deficiencies.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of the end of the period covered by this report.

(ii)	Attestation Report of Registered Public Accounting Firm

We are a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Act of 1934, as amended, and as such, are not required to provide the information contained in this sub-section pursuant to Item 308(b) of Regulation S-K.

(iii)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information about the number of shares of common stock beneficially owned by each executive officer and director appears in Item 12 of this Annual Report under the heading “Security Ownership of Certain Beneficial Owners and Management.”  There are no family relationships among any of our directors and executive officers.

NAME	AGE	POSITION
Corey M. Horowitz	57	Chairman, Chief Executive Officer and Secretary, Chairman of the Board of Directors
David C. Kahn	60	Chief Financial Officer
Robert M. Pons	55	Director
Laurent Ohana	48	Director
Emanuel Pearlman	51	Director

Corey M. Horowitz became our Chairman and Chief Executive Officer in December 2003.  Mr. Horowitz has also served as Chairman of our Board of Directors since January 1996 and has been a member of our Board of Directors since April 1994.

In January 2003, Mr. Horowitz also became our Secretary.  Mr. Horowitz is also President and sole shareholder of CMH Capital Management Corp. (“CMH”), a New York investment advisory and private equity firm, which he founded in September 1991. During the period June 2001 through December 2003, CMH rendered financial advisory services to us.  From January 1986 to February 1991, Mr. Horowitz was a general partner in charge of mergers and acquisitions at Plaza Securities Co., a New York investment partnership.  We believe Mr. Horowitz’s qualifications to serve on our Board of Directors include his significant experience and expertise as an executive in the intellectual property field and his understanding of our intellectual property and the patent acquisition, licensing and enforcement business combined with his private equity and corporate transactional experience.

David C. Kahn, CPA, became our Chief Financial Officer in January 2004.  Since December 1989, Mr. Kahn has provided accounting and tax services on a consulting basis to private and public companies.  He also serves as a full-time faculty member of Yeshiva University in New York, a position he has held since August 2000.

Robert M. Pons became a director of our company in December 2003.  Mr. Pons is currently Chairman of the Board of Directors of Livewire Mobile (OTC:LVWR), a comprehensive one-stop digital content solution for mobile carriers, handset manufacturers and media companies, a position he has had since November 2009.  He currently serves as a member of the Board of Directors of PTGI (PTGI), MRV Communications (MRV.PK) and Proxim Wireless (PRXM.PK).  From January 2008 until February 2011, Mr. Pons was Senior Vice President of TMNG Global (NasdaqGM:TMNG), a leading provider of professional services to the converging communications media and entertainment industries and the capital formation firms that support it.  From January 2004 until April 2007, Mr. Pons served as President and Chief Executive Officer of Uphonia, Inc. (PK:UPHN) (previously SmartServ Online, Inc.), a wireless applications service provider.  From August 2003 until January 2004, Mr. Pons served as Interim Chief Executive Officer of SmartServ Online, Inc. on a consulting basis.  From March 1999 to August 2003, he was President of FreedomPay, Inc., a wireless device payment processing company.  During the period January 1994 to March 1999, Mr. Pons was President of Lifesafety Solutions, Inc., an enterprise software company.  Mr. Pons was a director of Arbinet (Nasdaq: ARBX) from April 2009 to February 2011.  Mr. Pons has over 20 years of management experience with telecommunications companies including MCI, Inc., Sprint, Inc. and Geotek, Inc.  We believe Mr. Pon’s qualifications to serve on our Board include his experience and expertise in various technology businesses combined with his significant experience as an executive and director.

Laurent Ohana became a director of our company in September 2005.  Mr. Ohana is currently the Managing Partner of Parkview TMB LLC (“Parkview”), a company engaged in merchant banking activities, including making investments in and providing strategic advisory services to information technology firms in the US and internationally.  From 1999 to 2002, Mr. Ohana was the CEO of Inlumen, Inc., a company engaged in providing private label web-based financial portals to financial institutions.  From 1994 to 2004, Mr. Ohana was the managing partner of New Media Capital LLC, a technology venture capital and advisory firm.  From 1987 to 1993, Mr. Ohana was a corporate attorney at Fried Frank Harris Shriver & Jacobson.  We believe Mr. Ohana’s qualifications to serve on our Board include his significant investment and financial advisory experience.

Emanuel Pearlman became a director of our company in January 2012.  Mr. Pearlman currently serves as Chairman and CEO of Liberation Investment Group, LLC, a New York based investment management and financial consulting firm, a position he has held since January 2003.  From December 2009 to the present, Mr. Pearlman has served on the board of Fontainebleau Miami JV, LLC as Chairman of the audit and compensation committee, from September 2010 to the present he served as Chairman of the Board of Empire Resorts, Inc. (NASDAQ: NYNY), and since January 2012 he has served on the board of Dune Energy, Inc. (OTCBB: DUNR.OB) where he is Chairman of the nominating & governance committee.  From October 2006 to March 2010, Mr. Pearlman served on the board of Multimedia Games, Inc. (NASDAQ: MGAM).  Mr. Pearlman was previously a director of our company from December 1999 to December 2002.  We believe Mr. Pearlman’s qualifications to serve on our Board include his significant investment and financial experience and expertise combined with his Board experience.

Key Consultant

Jonathan Greene has served as a consultant to our company since December 2004 providing technical and marketing analysis for our intellectual property portfolio.  Mr. Greene also serves as a member of our Technical Advisory Board.  From April 2006 to February 2009, Mr. Greene served as a marketing consultant for Avatier Corporation, a developer of identity management software.  From August 2003 until December 2004, he served as a consultant to Neartek, Inc., a storage management software company (August 2003 until October 2003) and Kavado Inc., a security software company (November 2003 until December 2004).  From January 2003 until July 2003, Mr. Greene served as Director of Product Management for FalconStor Software, Inc., a storage management software company.  From December 2001 through December 2002, Mr. Greene served as our Senior Vice President of Marketing and Business Development, at a time when we were engaged in the development, marketing and licensing of security software.  From December 1999 until September 2001, he served as Senior Vice President of Marketing for Panacya Inc., a vendor of service management software.  Mr. Greene has also held positions at System Management ARTS (SMARTS), Computer Associates, Cheyenne Software and Data General.

Committees of the Board of Directors

Audit Committee

We do not currently have a separate audit committee.  Our Board of Directors functions as our audit committee in accordance with Section 3(a)58(A) of the Securities Exchange Act of 1934.  While we are not listed on NYSE AMEX, our Board has adopted its independence rules in making its determination of director independence.  Three of our four directors, Robert Pons, Laurent Ohana and Emanuel Pearlman, are considered independent directors based upon the standard of independence adopted by the Board of Directors as promulgated under Rule 803A of the Company Guide of NYSE AMEX (“AMEX”).  Corey M. Horowitz, who does not meet the NYSE AMEX requirement for director independence, is also a board member as well as our Chairman and Chief Executive Officer.

As part of our internal control procedures, our three independent directors (Robert Pons, Laurent Ohana and Emanuel Pearlman) receive quarterly and annual financial statements and consult with our independent accountants prior to filing such financial statements with the SEC.  Emanuel Pearlman qualifies as an audit committee financial expert under applicable SEC rules.

Compensation Committee

Robert Pons is currently the sole member of our Compensation Committee and served in that capacity since 2009.  The Compensation Committee is responsible for recommending compensation for our executive officers (subject to Board approval), including bonuses and benefits, and administration of our compensation programs, including our Stock Option Plan.  Since the Compensation Committee currently consists of a single member, all recommendations of the Compensation Committee concerning compensation for our executive officers are subject to approval by our Board of Directors.

Nominating Committee

We do not currently have a separate nominating committee.  Our Board of Directors functions as our nominating committee.

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

Boris Katzenberg, independent electrical engineering consultant and entrepreneur.  From 2008 to 2009, Mr. Katzenberg was Vice President Engineering, Aventura Technology, Inc., a manufacturer of next generation video surveillance solutions.  From 2003 to 2008, he was Senior Electrical Engineer, Ortronics, Inc., a structured cabling solutions provider.  Mr. Katzenberg has held numerous positions during his 28-year career in the Telecom and Datacom industries.  He has been a force in the fields of power delivery and signal integrity systems, and has lent his expertise in the development of many innovative and cutting-edge technologies.  From 1997 to 2002, he was a senior electrical engineer at Merlot Communications, Inc., where he invented the technology underlying our Remote Power Patent.  He has also been active in the IEEE 802.3at Task Force, developing the next generation Power over Ethernet standard and continues to be responsible for the evaluation of new technologies and their development into viable products for Aventura Technology, Inc.

Jonathan Greene also serves as a member of the Technical Advisory Board (see page 33 hereof for a description of Mr. Greene’s background).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on review of the copies of such forms furnished to us or amendments thereto, we believe that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) stockholders were complied with during 2011.  With respect to any of our former directors, officers, and ten percent (10%) stockholders, we do not have any knowledge of any known failures to comply with the filing requirements of Section 16(a).

Code of Ethics

The Board of Directors has adopted a Code of Ethics that applies to the principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Code of Ethics is incorporated by reference as Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The following table summarizes compensation, for the years ended December 31, 2011 and December 31, 2010, awarded to, earned by or paid to our Chief Executive Officer (“CEO”) and to each of our executive officers who received total compensation in excess of $100,000 for the year ended December 31, 2011 for services rendered in all capacities to us (collectively, the “Named Executive Officers”).

Summary Compensation Table

		Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards($)(3)	All Other Compensation($)(1)	Total($)

Corey M. Horowitz Chairman and Chief Executive Officer David C. Kahn Chief Financial Officer	2011 2010 2011 2010	$409,000 $389,000 $108,000(7) $ 92,000(7)	$ 520,000(2) $2,001,000(2) $ 30,000 $ 60,000	$176,000 (4) $269,000 (6) $ 32,000 (8) $ 19,000 (9)	$250,000(5) — — —	$1,355,000 $2,659,000 $ 170,000 $ 171,000

(1)	We have concluded that the aggregate amount of perquisites and other personal benefits paid in 2011 and 2010 to either Mr. Horowitz or Mr. Kahn did not exceed $10,000.

(2)
Mr. Horowitz received the following bonus payments for 2011: (i) an annual bonus of $150,000 for 2011 which was paid in January 2012 and (ii) royalty bonus compensation of $369,922 pursuant to his employment agreement (See “Employment Agreements-Termination of Employment and Change In-Control Arrangements” on page 38 of this Annual Report).  Mr. Horowitz received the following bonus compensation for 2010: (i) a discretionary annual bonus of $350,000 for 2010 which was paid in March 2011 and (ii) royalty bonus compensation of $1,651,000 pursuant to his employment agreement.

(3)
The amounts in this column represent the grant date fair value of option awards granted to the Named Executive Officer in the applicable year in accordance with FASB ASC Topic 718.  See Note D[1] to our Financial Statements included in this Annual Report for a discussion of the assumptions made by our company in determining the grant date fair value.

(4)
The aggregate grant date fair values for 2011 reflects an incremental value of $28,000 due to (i) a three year extension of the expiration date of a warrant, approved on May 20, 2011, to purchase 300,000 shares of common stock, exercisable at $0.68 per share, held by CMH Capital Management Corp., an entity wholly owned by Mr. Horowitz, which warrant was to expire on July 11, 2011 and (ii) an option to purchase 20,000 shares of common stock, exercisable at $0.68 per share, held by Mr. Horowitz, which was to expire on October 20, 2011.  The aggregate grant date fair value for 2011 also includes $148,000 for the portion that vested in 2011 of an option to purchase 750,000 shares of common stock, at an exercise price of $0.83 per share, granted to Mr. Horowitz on June 8, 2009.

(5)
Includes $250,000 paid to Mr. Horowitz in consideration of his agreement to reduce his bonus compensation payable to him pursuant to his employment agreement with respect to proceeds from patents other than the Remote Power Patent from 12.5% to 10% (See "Executive Compensation – Employment Agreement, Termination of Employment and Change-In-Control Arrangements as set forth on page 38 of this Annual Report).

(6)
The aggregate grant date fair value for 2010 reflects an incremental value of $121,000 due to  three-year extensions of expiration dates, approved on April 16, 2010, of options held by Mr. Horowitz to purchase (i) 750,000 shares of common stock and (ii) 5,000 shares of common stock which were due to expire on April 18, 2010 and September 19, 2010, respectively.  The aggregate grant date fair value for 2010 also includes $148,000 for the portion that vested in 2010 of options to purchase 750,000 shares of common stock granted to Mr. Horowitz on June 8, 2009.   On April 16, 2010 our Board of Directors also approved a three year extension of warrants to purchase 250,000 shares of common stock originally issued to CMH, which was assigned to Mr. Horowitz in 2010.

(7)	Consists of consulting fees paid to Mr. Kahn for his services as Chief Financial Officer.

(8)	Includes the aggregate grant date fair value for 2011 of a 5 year option issued in February 2011 to Mr. Kahn to purchase 100,000 shares of common stock, exercisable at $1.59 per share.

(9)
The aggregate grant date fair value for 2010 reflects an incremental value of $11,000 due to a three-year extension of the expiration date of an option, approved by our Board of Directors on April 16, 2010, to purchase 75,000 shares, exercisable at $0.68 per share, which was to expire on August 4, 2010.  The aggregate grant date fair value for 2010 also includes $8,000 for the portion that vested in 2010 of options to purchase 100,000 shares of common stock granted to Mr. Kahn on December 18, 2008.

Narrative Disclosure to Summary Compensation Table

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

On June 8, 2009, we entered into an Employment Agreement (the “Agreement”) with Corey M. Horowitz pursuant to which he continues to serve as our Chairman and Chief Executive Officer for a three year term at an annual base salary of $375,000 (retroactive to April 1, 2009) for the first year and increasing 5% on each of April 1, 2010 and April 1, 2011.  Mr. Horowitz also receives a cash bonus in an amount no less than $150,000 on an annual basis for the three year term of the Agreement.  For the years ended December 31, 2011 and December 31, 2010, Mr. Horowitz received an annual cash bonus of $150,000 and $350,000, respectively.  In connection with the Agreement, Mr. Horowitz was issued a ten (10) year option to purchase 750,000 shares of our common stock at an exercise price of $0.83 per share, which vests in equal quarterly amounts of 62,500 shares beginning June 30, 2009 through March 31, 2012, subject to acceleration upon a change of control.  Mr. Horowitz shall forfeit the balance of unvested shares if his employment has been terminated “For Cause” (as defined) by us or without "Good Reason" (as defined) by Mr. Horowitz.  In addition to the aforementioned option grant and in accordance with the Agreement, we extended for an additional five (5) years the expiration dates of all options (an aggregate of 417,500 shares) expiring in the calendar year 2009 owned by Mr. Horowitz.

Under the terms of the Agreement, Mr. Horowitz also receives additional bonus compensation in an amount equal to 5% of our royalties or other payments (exclusive of proceeds from the sale of our patents which is covered below) with respect to our Remote Power Patent (U.S. Patent No. 6,218,930), and 10% (as amended on March 16, 2011) of our royalties and other payments with respect to our other patents besides the Remote Power Patent (the “Additional Patents”) (all before deduction of payments to third parties including, but not limited to, legal fees and expenses and third party license fees) actually received from licensing our patented technologies (including patents owned as of the date of the Agreement and acquired or licensed on an exclusive basis during the period in which Mr. Horowitz continues to serve as an executive officer of our company) (the “Royalty Bonus Compensation”).  For the years ended December 31, 2011 and December 31, 2010, Mr. Horowitz earned Royalty Bonus Compensation of $369,922 and $1,651,074, respectively.  To the extent that any Royalty Bonus Compensation results from our settlement with a third party and Corey M. Horowitz and CMH Capital Management Corp., an entity owned by Mr. Horowitz, are required to release any rights or participate in any settlement arrangement, any Royalty Bonus Compensation arising in such circumstances shall be paid 65% to Corey M. Horowitz and 35% to CMH Capital Management Corp., unless otherwise agreed by us, Mr. Horowitz or CMH.  In addition, during the term of his employment, Mr. Horowitz shall also be entitled to additional bonus compensation equal to (i) 5% of the gross proceeds from the sale of our Remote Power Patent and 10% (as amended on March 16, 2011) of the gross proceeds from the sale of the Additional Patents, and (ii) 5% of the gross proceeds from the merger of our company with or into another entity.  The Royalty Bonus Compensation shall continue to be paid to Mr. Horowitz for the life of each of our patents with respect to licenses entered into with third parties during Mr. Horowitz’s term of employment or at anytime thereafter, whether Mr. Horowitz is employed by us or not; provided, that, Mr. Horowitz’s employment has not been terminated by us “For Cause” (as defined) or terminated by Mr. Horowitz without “Good Reason” (as defined).  In the event that Mr. Horowitz’s employment is terminated by us “Other Than For Cause” (as defined) or by Mr. Horowitz for “Good Reason” (as defined), Mr. Horowitz shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) a minimum annual bonus of $150,000 and (iii) accelerated vesting of all unvested options and warrants.

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

On February 3, 2011, we entered into a new agreement with David C. Kahn pursuant to which he continues to serve as our Chief Financial Officer through December 31, 2012.  In consideration for his services, Mr. Kahn was compensated at the rate of $9,000 per month for the year ended December 31, 2011 and is compensated at the rate of $9,450 per month for the year ended December 31, 2012.  In connection with the agreement, Mr. Kahn was also issued a five (5) year option (the “Option”) to purchase 100,000 shares of our common stock at an exercise price of $1.59 per share.  The Option vested 50,000 shares on the date of grant and the balance of the shares (50,000) vested on the one year anniversary date (February 3, 2012) from the date of grant.  The agreement further provides that we may terminate the agreement at any time for any reason.  In the event Mr. Kahn’s services are terminated without “Good Cause” (as defined), he will be entitled to the lesser of (i) six months base monthly compensation or (ii) the remaining balance of the monthly compensation payable through December 31, 2012.

Profit Sharing 401(k) Plan

We offer all employees who have completed a year of service (as defined) participation in a 401(k) retirement savings plan.  401(k) plans provide a tax-advantaged method of saving for retirement.  We expensed matching contributions of $32,500 under the 401(k) plan for the years ended December 31, 2011 and December 31, 2010.

Director Compensation

We compensate each director who is not an employee of our company by granting to each such outside director (upon joining the Board) stock options to purchase 50,000 shares of our common stock, at an exercise price equal to the closing price of our common stock on the date of grant, with the options vesting over a one year period in equal quarterly amounts.  In addition, we pay our non-management directors cash director fees of $10,000 per quarter.  In addition, commencing in the year 2012, we also grant each non-management director, on an annual basis, an option to purchase 25,000 shares of common stock.  Subject to the discretion of the Compensation Committee and the Board of Directors, non-management directors may also receive additional option grants on an annual basis.  No options were issued to non-management directors for the year ended December 31, 2011.

The following table sets forth the compensation paid to all persons who served as members of our board of directors (other than our Named Executive Officers) during the year ended December 31, 2011.  No director who is also a Named Executive Officer received any compensation for services as a director in 2011.

Name	Option Awards ($)	All other Compensation ($)	Total ($)
Robert Pons	$ —	$40,000(1)	$40,000(1)
Laurent Ohana	$4,000(2)	$40,000(1)	$44,000(1)

___________________________
(1)	Represents director's fees payable in cash to each of Mr. Pons and Mr. Ohana of $10,000 per quarter for 2011.

(2)
The aggregate grant date fair for 2011 calculated in accordance with FASB ASC Topic 718 reflects an incremental value of $0.08 due to a three year extension of the expiration date, approved by the Board of Directors on May 20, 2011, of a warrant to purchase 50,000 shares of common stock, exercisable at $0.68 per share, owned by Mr. Ohana.  See Note D[1] to our Financial Statements included in this Annual Report for a discussion of the assumptions made by our company in determining the grant date fair value.

Outstanding Equity Awards at December 31, 2011

The following table sets forth information relating to unexercised and outstanding options for each Named Executive Officer as of December 31, 2011:

Name	Number of Securities Underlying Unexercised Option		Option Exercise Price ($)	Option Expiration Date
	Exercisable	Unexercisable
Corey M. Horowitz Chairman and CEO	687,500(1)	62,500(1)	$.83	06/08/19
	375,000	—	$.68	02/28/12
	732,709	—	$.68	04/16/12
	1,195,361	—	$.68	03/16/12
	400,000	—	$.68	11/26/14
	1,100,000	—	$.25	11/26/14
	750,000	—	$.68	04/18/13
	250,000	—	$.68	10/08/13
	300,000(3)	—	$.68	07/11/14
	20,000	—	$.68	10/20/14
	10,000	—	$.68	06/22/14
	7,500	—	$.68	10/25/14
	5,000	—	$.68	9/19/13
	375,000	—	$.68	2/28/13

David Kahn Chief Financial Officer	50,000(2)	50,000(2)	$1.59	2/03/16
	75,000	—	$.68	08/04/13
	100,000(4)	—	$.54	12/18/13
____________________
The vesting dates of the options which are not fully vested at December 31, 2011 are:  (1) 62,500 shares on a quarterly basis beginning June 30, 2009 through March 31, 2012; and (2) 50,000 shares on February 3, 2011 (date of grant) and 50,000 shares on February 3, 2012.

(3) Represents warrants held by CMH Capital Management Corp., an entity in which Mr. Horowitz is the sole stockholder, officer and director.

(4) Includes options to purchase an aggregate of 51,000 shares of our common stock transferred to Mr. Kahn’s children by gift.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 1, 2012 (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our executive officers and directors as a group.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENTAGE OF COMMON STOCK BENEFICIALLY OWNED(2)

Corey M. Horowitz(3)	9,683,707	31.4%
CMH Capital Management Corp(4)	2,171,372	8.6%
Steven D. Heinemann (5)	2,645,052	10.4%
Jonathan Auerbach(6)	2,587,147	9.8%
Hound Partners Offshore Fund, L.P.(7)	2,339,659	8.9%
Barry Rubenstein(8)	2,051,396	8.1%
Woodland Services Corp.(9)	1,376,209	5.4%
Emigrant Capital Corporation (10) Paul Milstein Revocable 1998 Trust New York Private Bank & Trust Corporation Emigrant Bancorp. Inc. Emigrant Savings Bank	1,312,500	5.2%

David C. Kahn(11)	300,875	1.2%
Robert Pons(12)	177,500	*
Emanuel Pearlman(13)	15,000	*
Laurent Ohana(14)	2,500	*
All officers and directors as a group (5 Persons)	10,179,582	32.6%
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

(2)
A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 1, 2012 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities held by such person (but not those held by any other person) and which are exercisable or convertible within 60 days have been exercised and converted.  Assumes a base of 25,290,424 shares of our common stock outstanding.

(3)
Includes (i) 1,544,503 shares of common stock held by Mr. Horowitz, (ii) 5,325,570 shares of common stock subject to currently exercisable stock options held by Mr. Horowitz, (iii) 2,171,372 shares of common stock held by CMH Capital Management Corp. (“CMH”), an entity solely owned by Mr. Horowitz, (iv) 250,000 shares of common stock subject to currently exercisable warrants held by Mr. Horowitz, (v) 67,471 shares of common stock owned by Donna Slavitt, the wife of Mr. Horowitz, (vi) an aggregate of 322,500 shares of common stock held by two trusts and a custodian account for the benefit of Mr. Horowitz’s three children and (vii) 2,291 shares of common stock held by Horowitz Partners, a general partnership of which Mr. Horowitz is a partner.

(4)
Includes (i) 2,171,372 shares of common stock.  Corey M. Horowitz, by virtue of being the sole officer, director and shareholder of CMH, has the sole power to vote and dispose of the shares of common stock owned by CMH.

(5)
Includes (i) 2,578,835 shares of common stock and (ii) 66,667 shares of common stock subject to currently exercisable warrants owned by Mr. Heinemann.  The aforementioned beneficial ownership is based upon a Form 4 filed by Mr. Heinemann with the Securities and Exchange Commission on June 13, 2011.  The address for Mr. Heinemann is c/o First New York Securities, L.L.C., 90 Park Avenue, 5th Floor, New York, New York 10016.

(6)
Includes (i) 137,583 shares of common stock and 109,905 shares of common stock subject to currently exercisable warrants owned by Blackwell Partners LLC, and (ii) 1,366,230 shares of common stock and 973,429 shares of common stock subject to currently exercisable warrants held by Hound Partners Offshore Fund, LP.  Jonathan Auerbach is the managing member of Hound Performance, LLC and Hound Partners, LLC.  Hound Performance, LLC is the general partner of Hound Partners Offshore Fund, L.P.  Hound Partners, LLC is the investment manager of Hound Partners Offshore Fund, L.P. and Blackwell Partners LLC.  The securities may be deemed to be beneficially owned by Hound Performance, LLC, Hound Partners LLC and Jonathan Auerbach.  The aforementioned beneficial ownership is based in part upon Amendment No. 3 to Schedule 13G jointly filed by Hound Partners, LLC, Hound Performance, LLC, Jonathan Auerbach, Hound Partners, L.P. and Hound Partners Offshore Fund, LP, with the Securities and Exchange Commission on February 6, 2012.  Jonathan Auerbach, by virtue of being the managing member of Hound Performance, LLC and Hound Partners, LLC, has the power to vote and dispose of the securities held by Hound Partners, LP, Hound Partners Offshore Fund, L.P. and Blackwell Partners, LLP.

(7)	Includes (i) 1,366,230 shares of common stock and (ii) 973,429 shares of common stock subject to currently exercisable warrants held by Hound Partners Offshore Fund, LP.

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

(11)
Includes (i) 27,757 shares of common stock, (ii) 224,000 shares of common stock subject to currently exercisable stock options owned by Mr. Kahn and (iii) 15,118 shares of common stock owned by Stephanie Kahn, a daughter of David Kahn and 34,000 shares of common stock subject to currently exercisable stock options held by Stephanie Kahn and Rebecca Kahn, also a daughter of David Kahn.

(12)
Includes 50,000 shares of common stock and 127,500 shares subject to currently exercisable stock options issued to Mr. Pons.  Does not include options to purchase 22,500 shares that are not currently exercisable.

(13)	Includes 15,000 shares of common stock subject to currently exercisable stock options issued to Mr. Pearlman. Does not include options to purchase 60,000 shares that are not currently exercisable.

(14)	Includes 2,500 shares subject to currently exercisable options issued to Mr. Ohana. Does not include options to purchase 22,500 shares that are not currently exercisable.

The Equity Compensation Plan information presented in Item 5 of this Annual Report is incorporated herein in its entirety.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On April 16, 2010, our Board of Directors approved a three year extension of the expiration dates (which were to expire in 2010) for certain outstanding options and warrants to purchase an aggregate of 1,205,000 shares of our common stock, exercisable at $0.68 per share, held by Corey M. Horowitz, our Chairman and Chief Executive Officer, and an affiliated entity (an aggregate of 1,005,000 shares), David Kahn (75,000 shares), our Chief Financial Officer, and two consultants (an aggregate of 125,000 shares).

On March 16, 2011 our employment agreement, dated June 8, 2009, with Corey M. Horowitz, our Chairman and Chief Executive Officer, was amended pursuant to which, in consideration of a payment of $250,000, Mr. Horowitz agreed to reduce Additional Bonus Compensation and Royalty Bonus Compensation (as such terms are defined in Section 5(b)(ii) of the agreement) payable to him from the proceeds of patents other than the Remote Power Patent from 12.5% to 10%.  (See “Executive Compensation – Employment Agreements, Termination of Employment and Change-In-Control Arrangements” as set forth on page 38 of this Annual Report).

On May 20, 2011, our Board of Directors approved three year extensions of the expiration dates (which were to expire in 2011) for certain outstanding options and warrants to purchase an aggregate of 1,095,218 shares of our common stock, exercisable at $0.13 and $0.68 per share, which included options and warrants held by Corey M. Horowitz, our Chairman and Chief Executive Officer, and an affiliated entity (aggregate of 835,218 shares), David Kahn (75,000 shares), our Chief Financial Officer, and Robert Pons (50,000 shares) and Laurent Ohana (100,000 shares), both directors.  The extensions of the expiration dates for Mr. Horowitz (515,218 shares), David Kahn (75,000 shares), Robert Pons (50,000 shares) and Laurent Ohana (50,000 shares) were subsequently cancelled in December 2011 as the holders exercised such options prior to the original expiration dates of such options.

On October 17, 2011, we repurchased 114,815 shares of our common stock from Laurent Ohana, a member of our Board of Directors, at an aggregate purchase price of $155,000 or $1.35 per share (the fair market value at the date of purchase).  The repurchase was part of our stock repurchase program to repurchase up to $4,000,000 of our common stock (See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” on page 23 of this Annual Report).

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

Director Independence

Three of our four directors, Robert Pons, Laurent Ohana and Emanuel Pearlman, are considered independent directors based upon the standard of independence adopted by the Board of Directors as promulgated under Rule 803A of the Company Guide of NYSE AMEX ("AMEX").  While our shares are not listed on AMEX, our Board has adopted its independence rules in making its determination of director independence.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Radin, Glass & Co., LLP, our company’s independent accountant, billed us aggregate fees of approximately $71,000 and $70,000 for the years ended December 31, 2011 and December 31, 2010, respectively, for review of financial statements included in our Form 10-Q's and for other services in connection with statutory or regulatory filings for the year ended December 31, 2011, and for the audit of our annual financial statements for the years ended December 31, 2011 and December 31, 2010.

Audit Related Fees, Tax Fees and All Other Fees

Radin, Glass & Co., LLP did not render any other professional service (other than those discussed above for the years ended December 31, 2011 or December 31, 2010) except for income tax consulting for which Radin, Glass Co., LLP billed us approximately $28,000 for the year ended December 31, 2011 and $35,000 for the year ended December 31, 2010 and the audit of royalty revenue from a licensee for which we were billed $64,690 in 2011.

The engagements with Radin, Glass & Co., LLP for the years ended December 31, 2011 and December 31, 2010 were approved in advance by our Board of Directors.

NETWORK-1 SECURITY SOLUTIONS, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2011 and 2010

NETWORK-1 SECURITY SOLUTIONS, INC.

Page

NETWORK-1 SECURITY SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Network-1 Security Solutions, Inc.

We have audited the accompanying balance sheets of Network-1 Security Solutions, Inc. as of December 31, 2011 and 2010 and the related statements of income  and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Network-1 Security Solutions, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Radin, Glass & Co., LLP

New York, New York

March 8, 2012

NETWORK-1 SECURITY SOLUTIONS, INC.

Balance Sheets

	December 31,
	2011	2010

CURRENT ASSETS:
Cash and cash equivalents	$20,661,000	$21,348,000
Marketable securities	556,000	—
Royalty receivables	760,000	1,339,000
Other current assets	156,000	89,000

Total Current Assets	22,133,000	22,776,000

OTHER ASSETS:
Deferred tax asset	6,903,000	—
Patent, net of accumulated amortization	74,000	83,000
Security deposits	19,000	6,000

Total Other Assets	6,996,000	89,000

TOTAL ASSETS	$29,129,000	$22,865,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$180,000	$78,000
Accrued expenses	1,551,000	2,092,000

TOTAL LIABILITIES	1,731,000	2,170,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, $0.01 par value; authorized 50,000,000 shares; 25,037,518 and 25,931,879 issued and outstanding at December 31, 2011 and 2010, respectively	250,000	259,000
Additional paid-in capital	57,728,000	57,266,000
Accumulated deficit	(30,575,000)	(36,830,000)
Other comprehensive income (loss)	(5,000)	—

TOTAL STOCKHOLDERS’ EQUITY	27,398,000	20,695,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,129,000	$22,865,000

See notes to financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.

Statements of Income and Comprehensive Income

	Years Ended December 31,
	2011	2010
ROYALTY REVENUE	$7,398,000	$33,037,000
COST OF REVENUE	2,106,000	9,595,000
GROSS PROFIT	5,292,000	23,442,000

OPERATING EXPENSES:
General and administrative	2,456,000	3,771,000
Additional patent expense	1,000,000	—
Non-cash compensation	303,000	402,000
TOTAL OPERATING EXPENSES	3,759,000	4,173,000

OPERATING INCOME	1,533,000	19,269,000
OTHER INCOME (EXPENSES):
Interest income, net	48,000	41,000

INCOME BEFORE INCOME TAXES	1,581,000	$19,310,000

INCOME TAXES (BENEFIT):
Current	(9,000)	74,000
Deferred	(6,903,000)	—
Total Income Taxes (Benefits)	(6,912,000)	74,000

NET INCOME	$8,493,000	$19,236,000

Net Income Per Share
Basic	$0.33	$0.79
Diluted	$0.27	$0.67

Weighted average common shares outstanding
Basic	25,813,038	24,422,567
Diluted	30,930,483	28,619,982

NET INCOME	$8,493,000	$19,236,000

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain (loss) arising during the period	(5,000)	—

COMPREHENSIVE INCOME	$8,488,000	$19,236,000

See notes to financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.

Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 2011 and 2010

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity

Balance – December 31, 2009	24,135,557	$241,000	$55,957,000	$(53,473,000)	—	$2,725,000
Granting of options	—	—	249,000	—	—	249,000
Proceeds from exercise of options and warrants	1,796,322	18,000	907,000	—	—	925,000
Extensions of expiration dates of options	—	—	153,000	—	—	153,000
Dividend paid	—	—	—	(2,593,000)	—	(2,593,000)
Net income	—	—	—	19,236,000	—	19,236,000
Balance – December 31, 2010	25,931,879	259,000	57,266,000	(36,830,000)	—	20,695,000
Granting of options	—	—	268,000	—	—	268,000
Proceeds from exercise of options and warrants	875,972	9,000	154,000	—	—	163,000
Extensions of expiration dates of options and warrants	—	—	59,000	—	—	59,000
Cancellation of options and warrants extensions	—	—	(19,000)	—	—	(19,000)
Value of shares delivered to fund withholding taxes	(230,234)	(2,000)	—	(281,000)	—	(283,000)
Treasury stock purchased and retired	(1,540,099)	(16,000)	—	(1,957,000)	—	(1,973,000)
Unrealized gain (loss) on bonds	—	—	—	—	(5,000)	(5,000)
Net income	—	—	—	8,493,000	—	8,493,000
Balance – December 31, 2011	25,037,518	$250,000	$57,728,000	$(30,575,000)	$(5,000)	$27,398,000

See notes to financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.

Statements of Cash Flows

	Years Ended December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	8,493,000	$19,236,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,000	9,000
Stock-based compensation	303,000	402,000
Non-cash consulting fee	5,000	—
Source (use) of cash from changes in operating assets and liabilities:
Royalty receivables	579,000	(1,219,000)
Prepaid insurance	21,000	(19,000)
Security deposits	(13,000)	—
Deferred tax asset	(6,903,000)	—
Accounts payable and accrued expenses	(527,000)	1,585,000

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,967,000	19,994,000

CASH FLOWS USED IN INVESTING ACTIVITIES:	(561,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend paid	—	(2,593,000)
Value of shares delivered to fund withholding taxes	(283,000)	—
Repurchase of treasury stock	(1,973,000)	—
Proceeds from exercises of options and warrants	163,000	925,000

NET CASH (USED IN) FINANCING ACTIVITIES	(2,093,000)	(1,668,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(687,000)	18,326,000

CASH AND CASH EQUIVALENTS, Beginning	21,348,000	3,022,000

CASH AND CASH EQUIVALENTS, Ending	20,661,000	$21,348,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the years for:
Interest	—	—
Taxes	$123,000	$14,000

See notes to financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.

Notes to Financial Statements
December 31, 2011 and 2010

Note A - The Company

Network-1 Security Solutions, Inc. (the “Company”) is engaged in the acquisition, development, licensing and protection of its intellectual property.  The Company presently owns six patents that relate to various telecommunications and data networking technologies and include, among other things, patents covering the delivery of power over Ethernet ("PoE") cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras, over PoE networks and systems and methods of transmission of audio, video and data over computer and telephony networks.  The Company’s strategy is to pursue licensing and strategic alliances with companies in industries that manufacture and sell products that make use of the technologies underlying its intellectual property as well as with other users of the technologies who benefit directly from the technologies including corporate, educational and governmental entities.  To date, the Company has focused its efforts on licensing its remote power patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the “Remote Power Patent”).  The Company has entered eleven (11) license agreements with respect to its Remote Power Patent.  The Company’s current strategy includes continuing to pursue licensing opportunities for its Remote Power Patent from vendors of PoE equipment in order to resolve possible infringement of its Remote Patent by such vendors.  In addition, the Company seeks to acquire additional intellectual property assets to develop, commercialize, license or otherwise monetize such intellectual property.  The Company continually reviews opportunities to acquire or license additional intellectual property.  In addition, the Company may enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.

Note B –Summary of Significant Accounting Policies

[1]	Cash and cash equivalents:

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Cash and cash equivalents as of December 31 are composed of:

	2011	2010
Cash	$1,134,974	$1,229,064
Money market fund	19,525,868	20,118,850
Total	$20,660,842	$21,347,914

[2]	Marketable securities

Marketable securities are classified as available-for-sale and are recorded as fair market value.  Unrealized gain and losses are reported as other comprehensive income.  Realized gains and losses are included in income in the period they are realized.  The Company's marketable securities consist of a corporate bond (face value $500,000) with a 5% coupon and a maturity date of June 2015.

[3]	Revenue recognition:

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

[4]	Patents:

The Company owns patents that relate to various telecommunications and data networking technologies.  The Company capitalizes the costs associated with acquisition, registration and maintenance of the patents and amortizes these assets over their remaining useful lives on a straight-line basis.

NETWORK-1 SECURITY SOLUTIONS, INC.

Note B – Summary of Significant Accounting Policies  (continued)

[5]	Impairment of long-lived assets:

Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.  Accordingly, the Company records impairment losses on long-lived assets used in operations or expected to be disposed of when indicators of impairment exist and the undiscounted cash flows expected to be derived from those assets are less than carrying amounts of those assets.  During the years ended December 31, 2011 and 2010, there was no impairment to the Company's patents.

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

[7]	Earnings (Loss) Per Share

Basic Earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of outstanding common shares during the period.  Diluted per share data included the dilutive effects of options, warrants and convertible securities.  Potential shares of 9,779,697 and 10,569,240 at December 31, 2011 and 2010, respectively, consisted of options and warrants.  Computations of basic and diluted weighted average common shares outstanding are as follows:

	2011	2010

Weighted-average common shares outstanding - basic	25,813,038	24,422,567

Dilutive effect of options and warrants	5,117,445	4,197,415

Weighted-average common shares outstanding - diluted	30,930,483	28,619,982

Options and Warrants excluded from the computation of diluted income (loss) per share because the effect of inclusion would have been anti-dilutive	4,662,252	6,371,825

[8]	Use of estimates:

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

NETWORK-1 SECURITY SOLUTIONS, INC.

Note B – Summary of Significant Accounting Policies  (continued)

[9]	Financial instruments:

The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.  The investment in a corporate bond is reported at the closing price reported on the active market on which the bond is traded.

[10]	Stock-based compensation:

The Company accounts for its stock-based compensation at fair value estimated on the grant date using the Black-Scholes option pricing model. See Note D[1] for further discussion of the Company’s stock-based compensation.

[11]	Allowance for Doubtful Accounts:

The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to their expected net realizable value.  There was no allowance for doubtful accounts at December 31, 2011 and 2010.

[12]	Fair Value Measurements:

Accounting Standard Codification (“ASC”) Topic 820 (“ASC 820”) utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

●	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
●
Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

●	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s financial assets subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value as of December	Fair Value Measurements at December 31, 2011 Using Fair Value Hierarchy
	31, 2011	Level 1	Level 2	Level 3
Cash and cash equivalents	$20,660,842	$20,660,842	$—	$—
Corporate bond	556,376	—	556,376
Total	$21,217,218	$20,660,842	$556,376	$—

	Fair Value as of December	Fair Value Measurements at December 31, 2010 Using Fair Value Hierarchy
	31, 2010	Level 1	Level 2	Level 3
Cash and cash equivalents	$21,347,914	$21,347,914	$—	$—
Total	$21,347,914	$21,347,914	$—	$—

NETWORK-1 SECURITY SOLUTIONS, INC.

Note B – Summary of Significant Accounting Policies  (continued)

[13]	Subsequent event evaluation:

The Company has evaluated subsequent events from the balance sheet date through the issuance date of the financial statements and has determined that there are no such events that would have a material impact on the financial statements (See Note L).

[14]	Recently issued accounting standards:

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Update No. 2011-04, Fair Value Measurements (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No. 2011-04”).  ASU No. 2011-04 provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”) and requires additional disclosures, including:  (i) quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs, for Level 3 fair value measurements; (ii) fair value of financial instruments not measured at fair value but for which disclosure of fair value is required, based on their levels in the fair value hierarchy; and (iii) transfers between Level 1 and Level 2 of the fair value hierarchy.  ASU No. 2011-04 is effective for interim and annual periods beginning on or after December 15, 2011.  The adoption of this update on January 1, 2012, is not expected to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”).  ASU No. 2011-05 requires the presentation of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements.  ASU No. 2011-05 is effective for interim periods beginning on or after December 15, 2011.  The Company adopted this update for the year ended December 31, 2011.

In September 2011, the FASB issued Update No. 2011-09, Compensation – Retirement Benefits (Topic 715):  Disclosures about an Employer’s Participation in a Multiemployer Plan (“ASU No. 2011-09”).  ASU No. 2011-09 requires enhanced disclosures about an entity’s participation in multiemployer plans that offer pension and other postretirement benefits.  ASU No. 2011-09 became effective for interim and annual periods ending on or after December 15, 2011.  The adoption of this update on December 31, 2011 did not have a material impact on the Company’s financial statements.

Note C- Patents

In November 2003, the Company acquired a portfolio of telecommunications and data networking patents (six patents) from Merlot Communications, Inc., the successor of which is BAXL Technologies, Inc. (the "Seller").  The purchase price for the patent portfolio was $100,000.  As additional consideration for the purchase, the Company granted the Seller a nonexclusive, royalty free, perpetual license for the term of each patent to use the patents for the development, manufacture or sale of its own branded products to end users.  The cash price has been capitalized and is being amortized over the remaining useful life of each patent.  The Company had agreed to pay the Seller 20% of the net income, as defined, after the first $4,000,000 of net income realized by the Company on a per patent basis from the sale or licensing of the patents.  On January 18, 2005, the Company and Seller amended the Patent Purchase Agreement "Amendment") pursuant to which the Company paid additional purchase price of $500,000 to Seller in

NETWORK-1 SECURITY SOLUTIONS, INC.

Note C- Patents (continued)

consideration for the restructuring of future contingent payments to Seller from the licensing or sale of the Patents.  Such $500,000 has been recorded as an expense in 2005. The Amendment provides for future contingent payments by the Company to Seller of $1.0 million upon achievement of $25 million of Net Royalties (as defined), an additional $1.0 million upon achievement of $50 million of Net Royalties and an additional $500,000 upon achievement of $62.5 million of Net Royalties from licensing or sale of the patents acquired from the Seller.  Amortization expense amounted to $9,000 for both years ended December 31, 2011 and 2010.  At December 31, 2011, a payment of $1.0 million was payable to Seller since Net Royalties of $25 million was achieved.  This amount has been recorded as additional patent expense.

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

The term of options granted under the 1996 Plan may not exceed ten years (five years in the case of an incentive stock option granted to an employee/director owning more than 10% of the voting stock of the Company) ("10% stockholder").  The option price for incentive stock options cannot be less than 100% of the fair market value of the shares of common stock at the time the option is granted (110% for a 10% stockholder).  Option terms and vesting periods were set by the Compensation Committee (or the Board of Directors) in its discretion.

The fair value of options on the date of grant is estimated using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	Year Ended
	December 31,
	2011	2010

Risk-free interest rates	2.05% – 2.18%	2.71%
Expected option life in years	5 years	5 years
Expected stock price volatility	42.04%	42.25%
Expected dividend yield	0.00%	0.00%

The weighted average fair value on the option grant date during the years ended December 31, 2011 and 2010 was $0.63 and $0.37 per option, respectively.

NETWORK-1 SECURITY SOLUTIONS, INC.

Note D - Stockholders' Equity (continued)

The following table summarizes stock option activity for the years ended December 31:

	2011		2010
		Weighted		Weighted
		Average		Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price

Options outstanding at beginning of year	7,947,613	$0.62	9,103,895	$0.61
Granted	430,000	$1.60	200,000	$0.90
Cancelled/expired/exercised	(1,169,531)	$0.55	(1,356,282)	$0.61

Options outstanding at end of year	7,208,070	$0.69	7,947,613	$0.62

Options exercisable at end of year	6,853,903	$0.65	7,593,446	$0.61

During the years ended December 31, 2011 and 2010, the Company granted an aggregate of 430,000 and 200,000 5-year options to its officers, directors and consultants, respectively.  The fair value of these options based on the Black-Scholes option-pricing model amounted to $271,000 and $73,000, respectively, for the 2011 and 2010 grants.  The Company recorded non-cash compensation of $104,000 and $73,000 for the vesting portion of these options for the years ended December 31, 2011 and 2010, respectively.  The Company also recognized non-cash compensation of $164,000 and $176,000 in 2011 and 2010, respectively, for the options that were granted in prior years but vested in 2011 and 2010.

On February 2, 2011, the Company extended for three years the expiration dates of certain outstanding options issued to a consultant to purchase an aggregate of 75,000 shares of common stock at $0.68 per share.  The Company incurred non-cash compensation charges of $5,000 with respect to this option extension.

On May 20, 2011, the Company extended the expiration dates of options (expiring in 2011) for three years to purchase an aggregate of 745,218 shares of common stock held by officers, directors and a third party.  The extensions of the expiration dates for an aggregate of 690,218 shares of such options were subsequently cancelled in December 2011 and the Company recorded non-cash compensation of $5,000 with respect to the option extensions which were not cancelled. (See Note H[3]).

On April 16, 2010, the Board of Directors of the Company approved a three year extension of the expiration dates (which were to expire in 2010) for certain outstanding options to purchase an aggregate of 955,000 shares of common stock, exercisable at $0.68 per share.  The Company recorded additional compensation of $153,000 for this modification (See Note H[1]).

During the year ended December 31, 2011, options to purchase an aggregate of 1,031,467 shares of the Company's common stock were exercised at prices of between $0.13 and $0.70 per share, for total proceeds to the Company of $163,028.  As some of these options were exercised on a cashless basis, 851,157 shares of common stock were issued.  In addition, 230,234 shares were delivered with a value of $283,000 to fund payroll withholding taxes on exercise.

NETWORK-1 SECURITY SOLUTIONS, INC.

Note D- Stockholders’ equity (continued)

The following table presents information relating to all stock options outstanding and exercisable at December 31, 2011:

			Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Options	Exercise	Life in	Options	Exercise
Price	Outstanding	Price	Years	Exercisable	Price

$0.12 - $1.60	7,188,070	$0.68	2.19	6,833,903	$0.64
$3.06 - $3.75	20,000	$3.75	0 .96	20,000	$3.75

	7,208,070	$0.69	2.09	6,853,903	$0.65

[2]	Warrants:

As of December 31, 2011, the following are the outstanding warrants to purchase shares of the Company's common stock:

Number of	Exercise
Warrants	Price	Expiration Date

300,000	$0.68	July 11, 2014
250,000	$0.68	October 8, 2013
234,960	$1.50	April 16, 2012
1,666,667	$1.75	April 16, 2012
120,000	$2.00	April 16, 2012
2,571,627

On April 16, 2010, the Board of Directors of the Company approved a three year extension of the expiration dates (which were to expire in October, 2010) for certain warrants to purchase an aggregate of 250,000 shares of common stock, exercisable at $0.68 per share.

On May 21, 2010, the Board of Directors of the Company approved a 5 day extension of the expiration date (from May 21, 2010 to May 26, 2010) for certain outstanding warrants to purchase an aggregate of 473,750 shares issued as part of a private placement in December 2004/January 2005 and also reduced the exercised price of such warrants to $0.82 per share (from $1.75 per share).

On May 21, 2010, the Board of Directors of the Company approved a one year extension of the expiration date (from May 21, 2010 to May 21, 2011) of certain outstanding warrants to purchase an aggregate of 50,000 shares of common stock exercisable at $0.68 per share.

On May 20, 2011, the Company extended for three years the expiration dates of warrants (expiring in 2011) to purchase an aggregate of 350,000 shares of common stock held by the Chief Executive Officer and a Director and the Company recorded non-cash compensation of $30,000 with respect to such extensions.

NETWORK-1 SECURITY SOLUTIONS, INC.

Note D- Stockholders’ equity (continued)

During the year ended December 31, 2011, warrants to purchase an aggregate of 50,000 shares of the Company's common stock were exercised at a price of $0.68 per share, on a cashless basis resulting in the issuance of 24,815 shares.

Note E - Commitments and Contingencies

[1]	Services agreement:

On November 30, 2004, the Company entered into a master services agreement (the "Agreement") with ThinkFire Services USA, Ltd. ("ThinkFire") pursuant to which ThinkFire has been granted the exclusive worldwide rights (except for direct efforts by the Company and related companies) to negotiate license agreements for the Remote Power Patent with respect to certain potential licensees agreed to between the parties.  Either the Company or ThinkFire can terminate the Agreement upon 60 days' notice for any reason or upon 30 days' notice in the event of a material breach.  The Company agreed to pay ThinkFire a fee not to exceed 20% of the royalty payments received from license agreements consummated by ThinkFire on its behalf after the Company recovers its expenses.  For the years ended December 31, 2011 and December 31, 2010, fees incurred to ThinkFire amounted to $84,966 and $473,673, respectively.

[2]	Legal fees:

Dovel & Luner, LLP provides legal services to the Company with respect to the Company’s pending patent litigation filed in September 2011 against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler (See Note J[1]).  The terms of the Company’s agreement with Dovel & Luner LLP essentially provides for legal fees on a full contingency basis ranging from 12.5% to 35% of the net recovery (after deduction for expenses) depending on the stage of the preceding in which a result (settlement or judgment) is achieved.

Dovel & Luner, LLP provided legal services to the Company with respect to the Company’s patent litigation settled in July 2010 against several major data networking equipment manufacturers.  (See Note J[2]).  The terms of the Company’s agreement with Dovel & Luner, LLP provided for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of up to 24% (based on the settlement being achieved at the trial stage) including legal fees of local counsel in Texas.  During the years ended December 31, 2011 and 2010, total contingency fees incurred to Dovel & Luner, LLP (including local counsel) approximated $1,651,000 and $7,471,000, respectively.

With respect to the Company’s litigation against D-Link, which was settled in May 2007 (See Note J[3]), the Company utilized the services of Blank Rome, LLP, on a full contingency basis.  In accordance with the Company’s contingency fee agreement with Blank Rome LLP, once the Company recovers its expenses related to the litigation (which has not been achieved yet), the Company is obligated to pay legal fees to Blank Rome LLP equal to 25% of the royalty revenue received by the Company from its license agreement with D-Link.

[3]	Operating leases:

The Company leases its principal office space in New York City at a monthly base rent of approximately $3,400 which lease expires in November 2012.

NETWORK-1 SECURITY SOLUTIONS, INC.

Note E - Commitments and Contingencies (continued)

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

Rental expense for the years ended December 31, 2011 and 2010 aggregated $72,000 and $44,000, respectively, net of sublease income of $18,000 and $-0-.

[4]	Savings and investment plan:

The Company has a Savings and Investment Plan which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986.  The Company also may make discretionary annual matching contributions in amounts determined by the Board of Directors, subject to statutory limits.  The 401(k) Plan expense for the years ended December 31, 2011 and 2010 was $32,500 for each year.

Note F – Income Taxes

At December 31, 2011, the Company had net operating loss carryforwards (NOLs) totaling approximately $27,000,000 expiring through 2029, with a future tax benefit of approximately $9,450,000.  During 2011, as a result of the Company’s recent results and projected future operating results, management determined that a portion of the NOL was more likely than not to be utilized resulting in the recording of a one-time, non-cash tax benefit.  Accordingly, at December 31, 2011, $6,903,000 has been recorded as a deferred tax benefit on the Company’s balance sheet and $6,903,000 (or $0.22 per share on a diluted basis) has also been recorded as income for the year ended December 31, 2011.  To the extent that the Company earns income in the future, it will report income tax expense and such expense attributable to federal income taxes will reduce the recorded income tax benefit asset reflected on the balance sheet.  Management will continue to evaluate the recoverability of the NOL and adjust the deferred tax asset appropriately.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

The principal components of the net deferred tax assets are as follows:

	Year Ended
	December 31,
	2011	2010

Deferred tax assets:
Net operating loss carryforwards	$9,450,000	$10,475,000
Options and warrants not yet deducted, for tax purposes	990,000	1,300,000

	10,440,000	11,775,000
Valuation allowance	(3,537,000)	(11,775,000)

Net deferred tax assets	$6,903,000	$0

NETWORK-1 SECURITY SOLUTIONS, INC.

Note F – Income Taxes (continued)

The reconciliation between the taxes as shown and the amount that would be computed by applying the statutory federal income tax rate to the income before income taxes is as follows:

	Year Ended
	December 31,
	2011	2010

Income tax - statutory rate	34.0%	34.0%
State and local, net	0.0%	3.5%
Valuation allowance on deferred tax assets	(461.3)%	(37.5)%
(Utilization of NOL)

While only the tax returns for the four years ended December 31, 2011 are open for examination for taxes payable for those years, tax authorities could challenge returns for earlier years to the extent that they generated loss carry forwards that are available for those or future years.

Note G - Concentrations

The Company places its cash investments in high quality financial institutions which at December 31, 2011 exceed the Federal Insurance Deposit Corporation $250,000 limit.  At December 31, 2011, the Company invested $19,525,868 in a money market fund.

Note H - Related Party Transactions

[1]
On April 16, 2010, the Company’s Board of Directors approved a three year extension of the expiration dates (which were in 2010) for certain outstanding options and warrants to purchase an aggregate of 1,205,000 shares of the Company’s common stock, exercisable at $0.68 per share, held by its Chairman and Chief Executive Officer and an affiliated entity (1,005,000 shares), Chief Financial Officer (75,000 shares) and two consultants (125,000 shares).

[2]
On March 16, 2011, the Company's employment agreement, dated June 8, 2009, with its Chairman and Chief Executive Officer, was amended pursuant to which, in consideration of a payment of $250,000, the Chairman and Chief Executive Officer agreed to reduce Additional Bonus Compensation and Royalty Bonus Compensation (as such terms are defined in Section 5(b)(ii) of the agreement) payable to him from the proceeds of patents other than the Remote Power Patent from 12.5% to 10%.

[3]
On May 20, 2011, the Company's Board of Directors approved three year extensions of the expiration dates (which were to expire in 2011) for certain outstanding options and warrants to purchase an aggregate of 1,095,218 shares of common stock, exercisable at $0.13 and $0.68 per share, which included options and warrants held by the Chairman and Chief Executive Officer, and an affiliated entity (aggregate of 835,218 shares), Chief Financial Officer (75,000 shares), and two directors (aggregate 150,000 shares).  The extensions of the expiration dates for the Chairman and CEO (515,218 shares), Chief Financial Officer (75,000 shares), and two directors (aggregate 100,000 shares) were subsequently cancelled in December 2011 as the holders exercised such options prior to the original expiration dates of such options.  In addition, in December 2011 the Chairman and CEO delivered 230,234 shares with a value of $283,000 to the Company to fund payroll withholding taxes with respect to his exercise of an option to purchase 515,218 shares of common stock.

[4]
On October 15 and October 17, 2011, the Company repurchased 114,815 and 24,434 shares of its common stock from a director and a consultant, respectively, at an aggregate purchase price of $187,986 or $1.35 per share (the fair market value at the date of purchase).  The repurchase was part of the Company's stock repurchase program to repurchase up to $4,000,000 of its common stock (See Note K).

NETWORK-1 SECURITY SOLUTIONS, INC.

Note I - Employment Arrangements and Other Agreements

[1]
On June 8, 2009, the Company entered into an Employment Agreement (the “Agreement”) with its Chairman and Chief Executive Officer pursuant to which he continues to serve in such capacity for a three year term at an annual base salary of $375,000 (retroactive to April 1, 2009) for the first year and increasing 5% on each of April 1, 2010 and April 1, 2011.  The Chairman and Chief Executive Officer also receives a cash bonus in an amount no less than $150,000 on an annual basis for the three year term of the Agreement.  For the years ended December 31, 2011 and December 31, 2010, he received an annual bonus of $150,000 and $350,000, respectively.  In connection with the Agreement, the Chairman and Chief Executive Officer was issued a ten (10) year option to purchase 750,000 shares of common stock at an exercise price of $0.83 per share, which vests in equal quarterly amounts of 62,500 shares beginning June 30, 2010 through March 31, 2012, subject to acceleration upon a change of control.  He shall forfeit the balance of unvested shares if his employment has been terminated “For Cause” (as defined) by the Company or without "Good Reason" (as defined) by him.  In addition to the aforementioned option grant, the Company extended for an additional five (5) years the expiration dates of all options (an aggregate of 417,500 shares) expiring in the calendar year 2009 owned by the Chairman and Chief Executive Officer.

Under the terms of the Agreement, the Chairman and Chief Executive Officer also receives additional bonus compensation in an amount equal to 5% of the Company’s royalties or other payments (exclusive of proceeds from the sale of the Company’s patents which is covered below) with respect to the Company’s remote power patent (U.S. Patent No. 6,218,930) (the “Remote Power Patent”) and 10% (as amended in March 2011) (See Note H[2]) of the Company’s royalties and other payments with respect to the Company’s other patents besides the Remote Power Patent (the “Additional Patents”) (all before deduction of payments to third parties including, but not limited to, legal fees and expenses and third party license fees) actually received from licensing its patented technologies (including patents owned as of the date of the Agreement and acquired or licensed on an exclusive basis during the period in which he continues to serve as an executive officer of the Company) (the “Royalty Bonus Compensation”).  For the years ended December 31, 2011 and December 31, 2010, the Chairman and Chief Executive Officer earned Royalty Bonus Compensation of $369,922 and $1,651,074, respectively.  To the extent that any Royalty Bonus Compensation results from the Company’s settlement with a third party and the Chairman and Chief Executive Officer and an entity owned by him are required to release any rights or participate in any settlement arrangement, any Royalty Bonus Compensation arising in such circumstances shall be paid 65% to the Chairman and Chief Executive Officer and 35% to his affiliated entity, unless otherwise agreed by the Company, the Chairman and Chief Executive Officer and his affiliate.  In addition, during the term of his employment, the Chairman and Chief Executive Officer is also entitled to additional bonus compensation equal to (i) 5% of the gross proceeds from the sale of the Company’s Remote Power Patent and 10% of the gross proceeds from the sale of the Additional Patents, and (ii) 5% of the gross proceeds from the merger of the Company with or into another entity.  The Royalty Bonus Compensation shall continue to be paid to the Chairman and Chief Executive Officer for the life of each of the Company’s patents with respect to licenses entered into with third parties during his term of employment or at anytime thereafter, whether he is employed by the Company or not; provided, that, his employment has not been terminated by the Company “For Cause” (as defined) or terminated by the Chairman and Chief Executive Officer without “Good Reason” (as defined).  In the event that his employment is terminated by the Company “Other Than For Cause” (as defined) or by the Chairman and Chief Executive Officer for “Good Reason” (as defined), he shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) the minimum annual bonus of $150,000 and (iii) accelerated vesting of all unvested options and warrants.

In connection with the Agreement, the Chairman and Chief Executive Officer has agreed not to compete with the Company as follows: (i) during the term of the Agreement and for a period of 12 months thereafter if his employment is terminated “Other Than For Cause” (as defined) provided he is paid his 12 month base salary severance amount and (ii) for a period of two years from the termination date, if terminated “For Cause” by the Company or “Without Good Reason” by the Chairman and Chief Executive Officer.

[2]
On February 3, 2011, the Company entered into a new agreement with its Chief Financial Officer pursuant to which he continues to serve as Chief Financial Officer through December 31, 2012.  In consideration for his services, the Chief Financial Officer is compensated at the rate of $9,000 per month for the year ending

NETWORK-1 SECURITY SOLUTIONS, INC.

Note I - Employment Arrangements and Other Agreements (continued)

December 31, 2011 and is compensated at the rate of $9,450 per month for the year ending December 31, 2012.  In connection with the agreement, the Chief Financial Officer was also issued a five (5) year option (the “Option”) to purchase 100,000 shares of our common stock at an exercise price of $1.59 per share.  The option vested 50,000 shares on the date of grant and the balance of the shares (50,000) vested on the one year anniversary date (February 3, 2012) from the date of grant.

Note J – Litigation

[1]
In September 2011, the Company initiated patent litigation against 16 data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of its Remote Power Patent.  Named as defendants in the lawsuit, excluding related parties, were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inx., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transitions Networks, Inc.  Network-1 seeks monetary damages based upon reasonable royalties.  Several of the defendants (Samsung, Polycom, Alcatel, ShorTel and Allied Telesis) have filed motions to dismiss the complaint for failure to state a cause of action.  Network-1 has filed opposition in response to the motions to dismiss.  All such motions are pending.

[2]
In July 2010, the Company settled its patent litigation pending in the United States District Court for the Eastern District of Texas, Tyler Division, against Adtran, Inc, Cisco Systems, Inc. and Cisco-Linksys, LLC, (collectively, “Cisco”), Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., and 3Com Corporation, Inc.  As part of the settlement, Adtran, Cisco, Enterasys, Extreme Networks and Foundry Networks each entered into a settlement agreement with the Company and entered into non-exclusive licenses for our Remote Power Patent (the “Licensed Defendants”).  Under the terms of the licenses, the Licensed Defendants paid the Company aggregate upfront payments of approximately $32 million and also agreed to license the Remote Power Patent for its full term, which expires in March 2020.  In accordance with the Settlement and License Agreement, dated May 25, 2011, which expanded upon the July 2010 agreement, Cisco is obliged to pay the Company royalties (which began in the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent.  The royalty payments are subject to certain conditions including the continued validity of the Company’s Remote Power Patent, and the actual royalty amounts received may be less than the caps stated above, as was the case in 2011.  Under the terms of the Agreement, if the Company grants other licenses with lower royalty rates to third parties (as defined in the Agreement), Cisco shall be entitled to the benefit of the lower royalty rates provided it agrees to the material terms of such other license.  Under the terms of the Agreement, the Company has certain obligations to Cisco and if it materially breaches such terms, Cisco will be entitled to stop paying royalties to the Company.  This would have a material adverse effect on the Company’s business, financial condition and results of operations.  For more details about the July 2010 settlement, please see the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on July 20, 2010 and June 1, 2011.

In May 2009, the Company achieved a settlement with Netgear, Inc. (“Netgear”), also a defendant in the above referenced litigation in Tyler, Texas which was settled with the other defendants in July 2010.  As part of the settlement and under its Special Licensing Program, Netgear entered into a license agreement with the Company for the Remote Power Patent effective April 1, 2009.  Under the terms of the license, Netgear licenses the Remote Power Patent from the Company for its full term (which expires in March 2020), and pays quarterly royalties (which began as of April 1, 2009) based on its sales of Power over Ethernet products, including those Power over Ethernet products which comply with the Institute of Electrical and Electronic Engineers 802.3af and 802.3at Standards.  Licensed products include Netgear’s Power over Ethernet enabled switches and wireless access points.  The royalty rates included in the license are 1.7% of the sales price of Power Sourcing Equipment, which includes Ethernet switches, and 2% of the sales price of Powered Devices, which includes wireless access points.   The royalty rates are subject to

NETWORK-1 SECURITY SOLUTIONS, INC.

Note J – Litigation (continued)

adjustment, under certain circumstances, if the Company grants a license to other licensees with lower royalty rates and Netgear is able to and agrees to assume all material terms and conditions of such other license. In addition, Netgear made a payment of $350,000 to the Company with respect to the settlement.

[3]	D-Link Settlement

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

[4]	Microsemi - PowerDsine Settlement

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

NOTE K – STOCK REPURCHASE PROGRAM

On August 22, 2011, the Company announced that the Board of Directors approved a share repurchase program to repurchase up to $2,000,000 of shares of its common stock over the next 12 months (“Share Repurchase Program”).  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion.  The timing and amount of the shares repurchased will be determined by management based on its evaluation of market conditions and other factors.  The repurchase program may be increased, suspended or discontinued at any time.  On January 31, 2012, the Board of Directors increased the Share Repurchase Program to repurchase up to an additional $2,000,000 (or an aggregate of $4,000,000) of the Company's common stock.  During the year ended December 31, 2011, the Company repurchased an aggregate of 1,540,099 shares of common stock pursuant to its Share Repurchase Program at a cost of $1,972,652 or an average price per share of $1.28.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTE L – SUBSEQUENT EVENTS

[1]
On January 4, 2012, CMH Capital Management Corp., an entity which is owned 100% by the Company's Chairman and CEO, exercised a warrant to purchase 300,000 shares of the Company's common stock, at an exercise price of $0.68 per share, on a cashless basis (171,428 shares delivered in payment of aggregate exercise price) and the Chairman and CEO also exercised an option to purchase 20,000 shares of common stock, at an exercise price of $0.68 per share, on a cashless basis (11,428 shares delivered in payment of the aggregate exercise price) and 2,687 shares were delivered to fund the withholding taxes which resulted in 5,885 net shares issued with respect to the option exercise.

[2]
On January 27, 2012, the Company issued to a newly elected director a 5 year option to purchase 50,000 shares of its common stock, at an exercise price of $1.21 per share.  On January 31, 2012 and February 24, 2012, the Company issued to each of its three non-management directors 5 year options to purchase an aggregate of 25,000 shares, at exercise prices per share of $1.21 (10,000 shares) and $1.35 (15,000 shares).  In addition, on February 29, 2012, the Chairman and CEO exercised an option to purchase 375,000 shares of the Company's common stock, at an exercise price of $0.68 per share, on a cashless basis (183,453 shares were delivered in payment of the aggregate exercise price) and 63,498 shares were delivered to fund the withholding taxes which resulted in 128,049 net shares issued with respect to the option exercise.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)           Financial Statements:

The following are included under Item 8 "Financial Statements and Supplementary Data:"

Report of Independent Registered Public Accounting Firm
Balance sheets as of December 31, 2011 and 2010
Statements of income and comprehensive income for the years ended December 31, 2011 and 2010
Statements of changes in stockholders' equity for the years ended December 31, 2011 and 2010
Statements of cash flows for the years ended December 31, 2011 and 2010
Notes to financial statements

(a)(2)           Financial Statements Schedules:

Financial statement schedules are omitted because the information is not applicable.

(a)(3)           Exhibits:

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

10.21
Settlement Agreement between the Company and Cisco Systems, Inc. and Cisco-Linksys, LLC.  Portions of the Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an order granting confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.  Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2010 and incorporated herein by reference.

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

10.27
Settlement and License Agreement, dated May 25, 2011, among the Company, Corey M. Horowitz, CMH Capital Management Corp. and Cisco Systems, Inc. and Cisco Consumer Products, LLC.  Portions have been omitted pursuant to an order granting confidentiality treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 as amended.  Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2011.

14	Code of Ethics. Previously filed as Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 14, 2004 and incorporated herein by reference.

23.1*	Consent of Radin Glass Co., LLP, Independent Registered Public Accounting Firm.

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101	Interactive data files:

 (i)    Balance sheets as of December 31, 2011 and 2010
 (ii)   Statements of income and comprehensive income for the years ended December 31, 2011 and 2010
 (iii)  Statements of changes in stockholders' equity for the years ended December 31, 2011 and 2010
 (iv)  Statements of cash flows for the years ended December 31, 2011 and 2010
 (iv)  Notes to financial statements

___________________________

*  Filed herewith
+  Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 8th day of March 2012.

NETWORK-1 SECURITY SOLUTIONS, INC.

By:	/s/ Corey M. Horowitz
Corey M. Horowitz
Chairman and Chief Executive Officer

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the following persons in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/ Corey M. Horowitz Corey M. Horowitz	Chairman and Chief Executive Officer, Chairman of the Board of Directors (principal executive officer)	March 8, 2012

/s/ David Kahn David Kahn	Chief Financial Officer (principal financial officer and principal accounting officer)	March 8, 2012

/s/ Robert Pons Robert Pons	Director	March 8, 2012

/s/ Laurent Ohana Laurent Ohana	Director	March 8, 2012