Form 10-Q
period 2012-03-31
NETWORK 1 SECURITY SOLUTIONS INC
filed 2012-05-15
CIK 1065078

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

Commission File Number 1-15288

NETWORK-1 SECURITY SOLUTIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-3027591
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

445 Park Avenue, Suite 1020 New York, New York	10022
(Address of principal executive offices)	(zip code)

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

The number of shares of Common Stock, $.01 par value per share, outstanding as of May 11, 2012 was 25,963,094.

NETWORK-1 SECURITY SOLUTIONS, INC.

FORM 10-Q INDEX

Item 1.  Financial Statements

NETWORK-1 SECURITY SOLUTIONS, INC.
CONDENSED BALANCE SHEETS
UNAUDITED

	MARCH 31,	DECEMBER 31,
	2012	2011
	(UNAUDITED)
ASSETS:

CURRENT ASSETS:
Cash and cash equivalents	$19,996,000	$20,661,000
Marketable securities	555,000	556,000
Royalty receivables	4,241,000	760,000
Other current assets	233,000	156,000

Total Current Assets	25,025,000	22,133,000

OTHER ASSETS:
Deferred Tax Asset	6,483,000	6,903,000
Patent, net of accumulated amortization	72,000	74,000
Security deposits	19,000	19,000

Total Other Assets	6,574,000	6,996,000

TOTAL ASSETS	$31,599,000	$29,129,000

LIABILITIES:

CURRENT LIABILITIES:
Accounts payable	$85,000	$180,000
Accrued expenses	2,497,000	1,551,000

TOTAL LIABILITIES	2,582,000	1,731,000

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY

Common stock - $0.01 par value ; authorized 50,000,000 shares;
25,690,712 and 25,037,518 shares issued and outstanding at
March 31, 2012 and December 31, 2011, respectively	257,000	250,000

Additional paid-in capital	$58,883,000	$57,728,000
Accumulated deficit	(30,117,000)	(30,575,000)
Other comprehensive income(loss)	(6,000)	(5,000)

TOTAL STOCKHOLDERS' EQUITY	29,017,000	27,398,000

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$31,599,000	$29,129,000

See notes to condensed financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
UNAUDITED

	Three Months Ended March 31,
	2012	2011

ROYALTY REVENUE	$4,425,000	$3,576,000

COST OF REVENUE	1,386,000	1,028,000

GROSS PROFIT	3,039,000	2,548,000

OPERATING EXPENSES:
General and administrative	590,000	746,000
Non-cash compensation	91,000	96,000

TOTAL OPERATING EXPENSES	681,000	842,000

OPERATING INCOME	2,358,000	1,706,000

OTHER INCOME (EXPENSES):
Interest income, net	9,000	16,000

INCOME BEFORE INCOME TAXES	2,367,000	1,722,000

INCOME TAXES (BENEFIT)
Current	24,000	56,000
Deferred	420,000	—
Total Income Taxes (Benefits)	444,000	56,000

NET INCOME	$1,923,000	1,666,000

Net Income per share
Basic	$0.08	$0.06
Diluted	$0.07	$0.05

Weighted average number of common shares outstanding:
Basic	25,549,328	25,948,879
Diluted	29,063,017	31,242,670

NET INCOME	$1,923,000	$1,666,000

OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized gain (loss) arising during the period	(1,000)	—

COMPREHENSIVE INCOME	$1,922,000	$1,666,000

See notes to condensed financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.
CONDENSED STATEMENTS OF CASH FLOW
UNAUDITED

	Three Months Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,923,000	$1,666,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,000	2,000
Stock based compensation	91,000	91,000
Non-cash consulting fees	—	5,000
Source (use) of cash from changes in operating assets and liabilities:
Royalty receivables and other current assets	(3,495,000)	(3,370,000)
Accounts payable and accrued expenses	843,000	(136,000)
Income Taxes Payable	(55,000)	(34,000)
Deferred tax asset	420,000	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(271,000)	(1,776,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares delivered to fund withholding taxes	(379,000)	—
Repurchase of treasury stock	(15,000)	—
Proceeds from exercises of options and warrants	—	15,000

NET CASH PROVIDED (USED IN) FINANCING ACTIVITIES	(394,000)	15,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(665,000)	(1,761,000)

CASH AND CASH EQUIVALENTS, beginning of period	20,661,000	21,348,000

CASH AND CASH EQUIVALENTS, end of period	$19,996,000	$19,587,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$-0-	$—
Taxes	$100,000	$90,000

See notes to condensed financial statements

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] BASIS OF PRESENTATION:

The accompanying condensed financial statements as of March 31, 2012 and for the three month periods ended March 31, 2012 and March 31, 2011 are unaudited, but, in the opinion of the management of Network-1 Security Solutions, Inc. (the "Company"), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 2012, and the results of its operations and comprehensive income and its cash flows for the three month periods ended March 31, 2012 and March 31, 2011. The condensed financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2011 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations to be expected for the full year.

[2] BUSINESS:

(a)  The principal business of the Company is the acquisition, development, licensing and protection of its intellectual property. The Company presently owns six patents covering various telecommunications and data networking technologies including, among others, patents covering the delivery of power over Ethernet ("PoE") cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras, over PoE networks and systems and methods of transmission of audio, video and data over computer and telephony networks.  In addition we continually review opportunities to acquire or license additional intellectual property.  The Company’s strategy is to pursue licensing and strategic business alliances with companies in the industries that manufacture and sell products that make use of the technologies underlying its patents as well as with other users of the technology who benefit directly from the technology including corporate, educational and governmental entities.  To date, the Company’s efforts with respect to its intellectual property have focused on licensing its patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the “Remote Power Patent”).  As of March 31, 2012, the Company had entered into thirteen (13) license agreements with respect to its Remote Power Patent which include, among others, license agreements with Cisco Systems, Inc. and Cisco-Linksys, Microsemi Corporation, Motorola Solutions, Inc., Extreme Networks, Inc., Netgear, Inc. and several other major data networking equipment manufacturers (See Note D to our financial statements).  The Company’s current strategy includes continuing to pursue licensing opportunities for the Remote Power Patent from vendors of PoE equipment in order to resolve possible infringement of the Remote Patent by such vendors.

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

(b)  As reflected in the accompanying financial statements, the Company had revenue of   $4,425,000 and $3,576,000 for the three month period ended March 31, 2012 and March 31, 2011, respectively.  The Company has been dependent upon royalty revenue from license of its Remote Power Patent to fund its operations.  The Company had cash and cash equivalents of approximately $20,000,000 as of March 31, 2012.

[3] STOCK-BASED COMPENSATION:

During the three month period ended March 31, 2012, the Company issued to its 3 non-management directors options to purchase an aggregate of 125,000 shares of common stock at exercise prices of $1.21 and $1.32 per share.  Such options vest over a one year period in equal quarterly amounts, subject to continued service on the Board.

During each of the three month periods ended March 31, 2012 and March 31, 2011 the Company recorded non-cash compensation expense of $37,000 for the vested portion (62,500 shares) of options to purchase 750,000 shares issued to the Company’s Chairman and Chief Executive Officer in June 2009 (See Note C).  In addition, during the three month periods ended March 31, 2012 and March 31, 2011, the Company recorded non-cash compensation expense of $54,000 and $4,000, respectively, for the vested portion of options granted to its Chief Financial Officer, directors and consultants in prior years.

During the three month period ended March 31, 2012, the Company's Chairman and Chief Executive Officer exercised options and warrants to purchase an aggregate of 1,890,361 shares of the Company's common stock at an exercise price of $0.68 per share.  All such options were exercised on a cashless basis by delivery of 951,090 shares of common stock and 273,477 shares of common stock were delivered with an aggregate value of $379,595 to fund payroll withholding taxes on exercise, resulting in aggregate net shares of 665,794 issued to the Chairman and Chief Executive Officer with respect to such option exercises.

On February 3, 2011, the Company issued to its Chief Financial Officer a five-year option to purchase 100,000 shares of common stock at $1.59 per share, which option vested 50,000 shares on the date of grant and 50,000 shares on February 3, 2012. The non-cash compensation charges incurred with respect to such option grant was $32,000 for each such three month period (See Note C).

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

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing utilizing the following weighted average assumptions:

	THREE MONTHS ENDED MARCH 31,
	2012	2011
Risk-free interest rates Expected option life in years Expected stock price volatility Expected dividend yield	0.71% - 0.89% 5 years 45.86% -0-	2.05% 5 yrs. 42.04% -0-

[4] REVENUE RECOGNITION:

The Company recognizes revenue received from the licensing of its intellectual property in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB No. 104") and related authoritative pronouncements. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the license agreement, (iii) amounts are fixed or determinable, and (iv) collectibility of amounts is reasonably assured.  One licensee (Cisco Systems) constituted approximately 81% of the Company’s revenue for the three month period ended March 31, 2012.

[5] INCOME TAXES:

At March 31, 2012, the Company had net operating loss carryforwards (NOLs) totaling approximately $25,800,000 expiring through 2031, with a future tax benefit of approximately $9,600,000.  During the second quarter of 2011, as a result of the Company’s financial results and projected future operating results, management determined that a portion of the NOL was more likely than not to be utilized resulting in the recording of a one-time non-cash, income tax benefit.  Accordingly, at March 31, 2012, $6,483,000 has been recorded as a deferred tax benefit on the Company’s balance sheet.  During the three month period ended March 31, 2012 as a result of income (before taxes) for the period of $2,388,000, $444,000 was recorded as income tax expense and the deferred tax asset was reduced by $420,000 to $6,483,000.  To the extent that the Company earns income in the future, it will report income tax expense and such expense attributable to federal income taxes will reduce the recorded income tax benefit asset reflected on the balance sheet.  Management will continue to evaluate the recoverability of the NOL and adjust the deferred tax asset appropriately.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

[6] EARNINGS (LOSS) PER SHARE:

Basic Earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. Potential shares of 8,014,336 and 10,919,665 at March 31, 2012 and 2011, respectively, consisted of options and warrants.  Computations of basic and diluted weighted average common shares outstanding are as follows:

	Three Months Ended March 31,
	2012	2011

Weighted-average common shares outstanding – basic	25,549,328	25,948,879
Dilutive effect of options and warrants	3,513,689	5,293,791
Weighted-average common shares outstanding – diluted	29,063,017	31,242,670
Options and Warrants excluded from the computation of diluted income (loss) per share because the effect of inclusion would have been anti-dilutive	4,500,647	5,625,874

[7] CASH EQUIVALENTS:

The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). At March 31, 2012, the Company maintained cash balance of $19,746,000 in excess of FDIC limits.

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Cash and cash equivalents as of March 31, 2012 and December 31, 2011 are composed of:

	March 31, 2012	December 31, 2011

Cash	$1,218,000	$1,135,000
Money market fund	18,778,000	19,526,000
Total	$19,996,000	$20,661,000

[8] MARKETABLE SECURITIES

Marketable securities are classified as available-for-sale and are recorded as fair market value.  Unrealized gain and losses are reported as other comprehensive income.  Realized gains and losses are included in income in the period they are realized.  The Company's marketable securities consist of a corporate bond (face value $500,000) with a 5% coupon and a maturity date of June 2015.

Note B - COMMITMENTS AND CONTINGENCIES

[1] Legal Fees:

Dovel & Luner, LLP provides legal services to the Company with respect to the Company’s pending patent litigation filed in September 2011 against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler (See Note D[1]).  The terms of the Company’s agreement with Dovel & Luner LLP essentially provides for legal fees on a full contingency basis ranging from 12.5% to 35% (with certain exceptions) of the net recovery (after deduction for expenses) depending on the stage of the preceding in which a result (settlement or judgment) is achieved.  For the three month period ended March 31, 2012, the Company accrued legal fees and expenses of $264,000 due Dovel and Luner, LLP with respect to the litigation.

Dovel & Luner, LLP provided legal services to the Company with respect to the litigation settled in July 2010 against several major data networking equipment manufacturers (See Note D[2]).  The terms of the Company’s agreement with Dovel & Luner, LLP provided for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of up to 24% (based on the settlement being achieved at the trial stage).  Because of the royalty payments payable quarterly by Cisco in accordance with the Company’s settlement and license agreement with Cisco, the Company has an obligation to pay Dovel & Luner 24% of such royalties received.  During the three months ended March 31, 2012, the Company accrued aggregate legal fees payable to Dovel & Luner, LLP of approximately $880,000.

With respect to the Company’s litigation against D-Link, which was settled in May 2007 (See Note D[3]), the Company utilized the legal services of Blank Rome, LLP on a full contingency basis.  In accordance with the Company’s contingency fee agreement with Blank Rome LLP, once the Company recovers its expenses related to the litigation (which have not yet been recovered), the Company is obligated to pay legal fees to Blank Rome LLP equal to 25% of the royalty revenue received by the Company from its license agreement with D-Link.

[2] Amended Patent Purchase Agreement:

On January 18, 2005, the Company and Merlot Communications, Inc., the successor of which is BAXL Technologies, Inc. (the "Seller"), amended the Patent Purchase Agreement originally entered into in November 2003 (the "Amendment") pursuant to which the Company paid an additional purchase price of $500,000 to Seller in consideration for the restructuring of future contingent payments to Merlot from the licensing or sale of the Patents.  The Amendment provides for contingent payments by the Company to Seller of $1.0 million upon achievement of $25 million of Net Royalties (as defined), an additional $1.0 million upon achievement of $50 million of Net Royalties and an additional $500,000 upon achievement of $62.5 million of Net Royalties from licensing or sale of the patents acquired from Seller.  At March 31, 2012, a payment of $1.0 million was payable to Seller since Net Royalties of $25 million was achieved.  This amount is included in accrued expenses.

Note B - COMMITMENTS AND CONTINGENCIES (continued)

[3] Services Agreement:

Pursuant to an agreement, dated November 30, 2004, between the Company and ThinkFire Services USA, Ltd. (“ThinkFire”), the Company is obligated to pay ThinkFire fees ranging from 5%-20% of royalty payments received from certain licensees in consideration for services performed on behalf of the Company.  At March 31, 2012, the Company accrued fees of $20,700 with respect to its obligation to ThinkFire.

NOTE C - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

On June 8, 2009, the Company entered into an Employment Agreement (the “Agreement”) with Corey M. Horowitz pursuant to which he continues to serve as Chairman and Chief Executive Officer for a three year term at an annual base salary of $375,000 (retroactive to April 1, 2009) for the first year, increasing by 5% on each of April 1, 2010 and April 1, 2011.  He also receives a cash bonus of no less than $150,000 on an annual calendar year basis (beginning with the year ended December 31, 2009), for the three year term of the Agreement.  For the years ended December 31, 2010 and December 31, 2009, Mr. Horowitz received an annual bonus of $350,000 and $150,000, respectively.  In connection with the Agreement, Mr. Horowitz was issued a ten (10) year option to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.83 per share, which vested in equal quarterly amounts of 62,500 shares beginning September 30, 2009 through March 31, 2012.  Mr. Horowitz shall forfeit the balance of unvested shares if his employment has been terminated “For Cause” (as defined) by the Company or without Good Reason (as defined) by Mr. Horowitz.  In addition to the aforementioned option grant, the Company extended for an additional five (5) years the expiration dates of all options (an aggregate of 417,500 shares) expiring in the calendar year 2009 owned by Mr. Horowitz.  On March 16, 2011 the Company and Mr. Horowitz entered into an amendment to the Agreement.  In consideration of a payment of $250,000, Mr. Horowitz agreed to reduce Additional Bonus Compensation and Royalty Bonus Compensation (as such terms are defined in Section 5(b)(ii) of the Agreement) payable to him from patents other than the Remote Power Patent from 12.5% to 10% as referenced below.

Under the terms of the Agreement, as amended, Mr. Horowitz receives additional bonus compensation in an amount equal to 5% of the Company’s royalties or other payments (exclusive of proceeds from the sale of the Company’s patents which is covered below) with respect to the Company’s Remote Power Patent and 10% (pursuant to the March 16, 2011 amendment referenced above) of the Company’s royalties and other payments with respect to the Company’s other patents besides the Remote Power Patent (the “Additional Patents”) (all before deduction of payments to third parties including, but not limited to, legal fees and expenses and third party license fees) actually received from licensing its patented technologies (including patents owned as of the date of the Agreement and acquired or licensed on an exclusive basis during the period in which Mr. Horowitz continues to serve as an executive officer of the Company) (the “Royalty Bonus Compensation”).  During the three months ended March 31, 2012 and March 31, 2011, Mr. Horowitz earned Royalty Bonus Compensation of $221,000 and $179,000, respectively.  In addition, during the term of his employment, Mr. Horowitz shall also be entitled to additional bonus compensation equal to (i) 5% of the gross proceeds from the sale of the Company’s Remote Power Patent and 10% (pursuant to the March 16, 2011 amendment) of the gross proceeds from the sale of the Additional Patents, and (ii) 5% of the gross proceeds from the merger of the Company

NOTE C - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS (CONTINUED)

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

On February 3, 2011, the Company entered into an agreement with David C. Kahn pursuant to which he continues to serve as the Company’s Chief Financial Officer through December 31, 2012.  In consideration for his services, Mr. Kahn was compensated at the rate of $9,000 per month for the year ending December 31, 2011 and is compensated at the rate of $9,450 per month for the year ending December 31, 2012.  In connection with the agreement, Mr. Kahn was also issued a five (5) year option (the “Option”) to purchase 100,000 shares of our common stock at an exercise price of $1.59 per share.  The option vested 50,000 shares on the date of grant and the balance of the shares (50,000) will vest on the one year anniversary date (February 3, 2012) from the date of grant.

NOTE D - LITIGATION

[1]  In September 2011, the Company initiated patent litigation against 16 data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  Named as defendants in the lawsuit, excluding related parties, were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inc., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transition Networks, Inc. The Company seeks monetary damages based upon reasonable royalties.  Several of the defendants (Samsung, Polycom, Alcatel Shortel and Allied Telesis) have filed motions to dismiss the complaint for failure to state a cause of action.  The Company has filed opposition in response to the motions to dismiss.  All such motions are pending.  In March 2012, the Company reached settlement agreements with defendants Motorola Solutions, Inc. ("Motorola") and Transition Networks, Inc. ("Transition Networks").  As part of the settlements, Motorola and Transition Networks each entered into a non-exclusive license agreement for the Company's Remote Power Patent pursuant to which each such defendant agreed to license the Remote Power Patent for its full term (which expires in March 2020) and pay a license initiation fee and quarterly royalties based on their sales of PoE products.

NOTE D - LITIGATION (continued)

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

NOTE D - LITIGATION (continued)

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

[4]  On November 16, 2005 the Company entered into a Settlement Agreement with PowerDsine, Inc and PowerDsine Ltd. which dismissed, with prejudice, a civil action brought by PowerDsine in the United States District Court for the Southern District of New York that sought a declaratory judgment that U.S. Patent No. 6,218,930 (the "Remote Power Patent") owned by the Company was invalid and not infringed by PowerDsine and/or its customers.  Under the terms of the Settlement Agreement, the Company agreed that it will not initiate litigation against PowerDsine for its sale of Power over Ethernet (PoE) integrated circuits.  In addition, the Company agreed that it will not seek damages for infringement from customers that incorporate PowerDsine integrated circuit products in PoE capable Ethernet switches manufactured on or before April 30, 2006. PowerDsine agreed that it will not initiate, assist or cooperate in any legal action relating to the Remote Power Patent.  In June 2008, the Company entered into a new agreement with Microsemi Corp-Analog Mixed Signal Group Ltd (“Microsemi Analog”), previously PowerDsine Ltd, a subsidiary of Microsemi Corporation (“Microsemi”), a leading manufacturer of high performance analog mixed-signal integrated circuits and high reliability semiconductors, which, among other things, amended the prior Settlement Agreement entered into between the parties in November 2005.  As part of the Company’s Special Licensing Program and its agreement with Microsemi Analog entered into in September 2008, Microsemi entered into a license agreement, dated August 13, 2008, with the Company with respect to the Remote Power Patent.  The license agreement provides that Microsemi is obligated to pay the Company quarterly royalty payments of 2% of the sales price for certain of Microsemi’s Midspan PoE products for the full term of the Remote Power Patent (March 2020).

NOTE E – STOCK REPURCHASE

On August 22, 2011, the Company announced that its Board of Directors approved a share repurchase program to repurchase up to $2,000,000 of shares of its common stock over the next 12 months ("Share Repurchase Program").  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion.  The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors.  The Share Repurchase Program may be increased, suspended or discontinued at any time.  On January 31, 2012, the Board of Directors increased the Share Repurchase Program to

NOTE E – STOCK REPURCHASE (continued)

purchase up to an additional $2,000,000 (or an aggregate of $4,000,000) of the Company's common stock.  During the three month period ended March 31, 2012, the Company repurchased 12,600 shares of common stock at an average price per share of $1.17 per share or an aggregate cost of approximately $14,890.  All such repurchased shares have been cancelled.

NOTE F – SUBSEQUENT EVENTS

[1]  On April 11, 2012, the Company issued a 5 year option to purchase 125,000 shares of its common stock to one of its directors, at an exercise price of $1.40 per share, in consideration of serving on a special committee of the Board of Directors to assist the Chairman and Chief Executive Office with respect to business development including patent acquisition transactions.  The Option vests over a one year period in equal quarterly amounts of 31,250 shares.

[2]  On April 12, 2012, the Company amended its agreement, dated February 3, 2011, with its Chief Financial Officer (See Note C) providing for a one year extension of the term of service until December 31, 2013, and an increase in compensation to $11,000 per month.  In addition, the Company issued to its Chief Financial Officer a 5 year option to purchase 75,000 shares of common stock, at an exercise price of $1.40 per share.  The option vests over a one year period in equal quarterly installments of 18,750 shares.

[3]  On April 15, 2012, the Company’s Chairman and Chief Executive Officer exercised an option to purchase 732,709 shares of common stock on cashless basis by delivery of 376,822 shares for the aggregate exercise price and 76,683 shares were delivered with a value of $107,356 to fund payroll withholding taxes an exercise, resulting in aggregate net shares of 300,139 issued with respect to the exercise of such option.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WHICH ARE STATEMENTS THAT INCLUDE INFORMATION BASED UPON BELIEF OF OUR MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION AVAILABLE TO MANAGEMENT.  STATEMENTS CONTAINING TERMS SUCH AS “BELIEVES”, “EXPECTS”, “ANTICIPATES”, “INTENDS” OR SIMILAR WORDS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS.  ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED BEGINNING ON PAGES 11-21 OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR 2011.

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

To date we have primarily focused our efforts on licensing our patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the “Remote Power Patent”).  As of March 31, 2012, we had entered into 13 license agreements with respect to our Remote Power Patent which, among others, include license agreements with Cisco, Extreme Networks, Inc., Netgear, Inc., Microsemi Corporation, Motorola Solutions, Inc. and D-Link (See Note D to our financial statements included as part of this quarterly report).  Our current strategy includes continuing to pursue licensing opportunities for our Remote Power Patent from vendors of PoE equipment in order to resolve possible infringement of the Remote Patent by such vendors.  We may also acquire additional intellectual property assets in the future to develop, commercialize, license or otherwise monetize such intellectual property.  In addition, we may enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.  The form of such relationships may differ depending upon the opportunity and may include, among other things, a strategic investment in such third party, the provision of financing to such third party or the formation of a joint venture with such third party for the purpose of monetizing its intellectual property assets.

In September 2011, we initiated patent litigation against 16 data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  Named as defendants in the lawsuit, excluding related parties, were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inc., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transition Networks, Inc.  Network-1 seeks monetary damages based upon reasonable royalties.  Several of the defendants (Samsung, Polycom, Alcatel, ShorTel and Allied Telesis) have filed motions to dismiss the complaint for failure to state a cause of action.  Network-1 has filed opposition in response to the motions to dismiss.  All such motions are pending.  In March 2012, we reached settlement agreements with defendants Motorola Solutions, Inc. ("Motorola") and Transition Networks, Inc. ("Transition Networks").  As part of the settlements, Motorola and Transition Networks each entered into a non-exclusive license agreement for our Remote Power Patent pursuant to which each such defendant agreed to license our Remote Power Patent for its full term (which expires in March 2020) and pay a license initiation fee and quarterly royalties based on their sales of PoE products.  Revenue (including a license initiation fee and quarterly royalties) from Motorola for the three month period ended March 31, 2012 constituted 11% of our revenue for such period.

In July 2010, we agreed to settle our patent litigation pending in the United States District Court for the Eastern District of Texas, Tyler Division, against Adtran, Inc, Cisco Systems, Inc. and Cisco-Linksys, LLC, (collectively, “Cisco”), Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., and 3Com Corporation, Inc.  As part of the settlement, Adtran, Cisco, Enterasys, Extreme Networks and Foundry Networks each entered into a settlement agreement with us and entered into non-exclusive licenses for our Remote Power Patent (the “Licensed Defendants”).  Under the terms of the licenses, the Licensed Defendants paid us aggregate upfront payments of approximately $32 million and also agreed to license the Remote Power Patent for its full term, which expires in March 2020.  In accordance with our Settlement and License Agreement with Cisco, dated May 25, 2011, which expanded upon the July 2010 agreement, Cisco is obligated to pay us royalties (which began for the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent.  The royalty payments are subject to certain conditions including the continued validity of our Remote Power Patent, and the actual royalty amounts received may be less than the caps stated above, as was the case in 2011.  Under the terms of the Agreement, if we grant other licenses with lower royalty rates to third parties (as defined in the Agreement), Cisco shall be entitled to the benefit of the lower royalty rates provided it agrees to the material terms of such other license.  Under the terms of the Agreement, we have certain obligations to Cisco and if we materially breach such terms, Cisco will be entitled to stop paying royalties to us.  This would have a material adverse effect on our business, financial condition and results of operations.  For more details about the settlement, please see our Current Reports on Form 8-K filed with the Securities and Exchange Commission on July 20, 2010 and June 1, 2011.

For the three month periods ended March 31, 2012 and March 31, 2011, our royalty revenue from Cisco constituted 81% and 95% of our revenue, respectively.  Due to our annual royalty rate structure with Cisco which includes declining rates as the volume of PoE product sales increase during the year, royalties from Cisco are anticipated to be highest in the first quarter of the calendar year and decline for each of the remaining calendar quarters of the year.

At March 31, 2012, we had net operating loss carryforwards (NOLs) totaling approximately $25,800,000 expiring through 2031, with a future tax benefit of approximately $9,600,000.  During the second quarter of 2011, as a result of the company’s recent results and projected future operating results, management determined that a portion of the NOL was more likely than not to be utilized resulting in the recording of a one-time, non-cash, income tax benefit.  Accordingly, at March 31, 2012, $6,483,000 has been recorded as a deferred tax benefit on our balance sheet.  During the three month period ended March 31, 2012 as a result of income (before taxes) for the period of $2,388,000, $444,000 was recorded as income tax expense and the deferred tax asset was reduced by $420,000 to $6,483,000.  To the extent that we earn income in the future, we will report income tax expense and such expense attributable to federal income taxes will reduce the recorded income tax asset reflected on the balance sheet.  Management will continue to evaluate the recoverability of the NOL and adjust the deferred tax asset appropriately.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared To Three Months Ended March 31, 2011

Revenue.  We had revenue of $4,425,000 for the three months ended March 31, 2012 as compared to revenue of $3,576,000 for the three months ended March 31, 2011, which was related to the receipt of royalties pursuant to license agreements for our Remote Power Patent.  The increase of $849,000 or 24% in revenue for the three months ended March 31, 2012 was primarily due to the addition of license initiation fees and royalties from two new licensees achieved from settlements with respect to our pending patent infringement litigation (See Note D[1]) and increased royalties from our existing licensees.

Cost of Revenue.  We had a cost of revenue of $1,386,000 and $1,028,000 for the three months ended March 31, 2012 and March 31, 2011, respectively.  Included in the cost of revenue for the three months ended March 31, 2012 were contingent legal fees of $1,144,000 payable to our patent litigation counsel (See Note B[1] to our financial statements included herein) and $221,000 of royalty bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (See Note C to our financial statements included herein).  Included in the cost of revenue for the three months ended March 31, 2011 were contingent legal fees of $834,000 payable to our patent litigation counsel and $179,000 of bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.

Gross Profit.  The gross profit for the three months ended March 31, 2012 was $3,039,000 as compared to $2,548,000 for the three months ended March 31, 2011.  The increased gross profit of $491,000 or 19% for the three months ended March 31, 2012 was primarily due to increased royalty revenue.

General and Administrative Expenses.  General and administrative expenses include overhead expenses, and finance, accounting, legal and other professional services incurred by us.  General and administrative expenses decreased by $156,000 from $746,000 for the three months ended March 31, 2011 to $590,000 for the three months ended March 31, 2012, due primarily to a one-time payment of $250,000 to our Chairman and Chief Executive Officer for an amendment to his employment agreement during the three months ended March 31, 2011 which was partially offset by increased rent expense of $13,000 and increased professional fees of $24,000.

Interest Income.  Interest income for the three months ended March 31, 2012 was $9,000 as compared to interest income of $16,000 for the three months ended March 31, 2011.

Operating Income. We had an operating income of $2,358,000 for the three months ended March 31, 2012 compared with an operating income of $1,706,000 for the three months ended March 31, 2011.

Income Taxes (Benefit).  A provision for federal, state and local income taxes was recorded for the three months ended March 31, 2012 of $444,000 which included a $420,000 reduction in our deferred tax asset.  A provision for Federal, State and local income taxes of $56,000 were recorded for the three months ended March 31, 2011.

Deferred Tax Benefit/NOLs.  At March 31, 2012, we had net operating loss carryforwards (NOLs) totaling approximately $25,800,000 expiring through 2029, with a future tax benefit of approximately $9,600,000.  During the second quarter of 2011, as a result of the company’s recent results and projected future operating results, management determined that a portion of the NOL was more likely than not to be utilized resulting in the recording of a one-time, non-cash, income tax benefit.  Accordingly, at March 31, 2012, $6,483,000 has been recorded as a deferred tax benefit on our balance sheet.  During the three month period ended March 31, 2012 as a result of income (before taxes) for the period of 2,388,000, $444,000 was recorded as income tax expense and the deferred tax asset was reduced by $420,000 to $6,483,000.  To the extent that we earn income in the future, we will report income tax expense and such expense attributable to federal income taxes will reduce the recorded income tax asset reflected on the balance sheet.  Management will continue to evaluate the recoverability of the NOL and adjust the deferred tax asset appropriately.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

Net Income.  As a result of the foregoing, we realized net income of $1,923,000 or $0.08 per share (basic) and $0.07 per share (diluted) for the three months ended March 31, 2012 compared with net income of $1,666,000 or $0.06 per share (basic) and $0.05 per share (diluted) for the three months ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from royalty revenue from licensing our Remote Power Patent.  In accordance with our patent litigation settlement achieved in July 2010, we received aggregate upfront payments of approximately $32 million (net proceeds of $22 million after payment of legal fees and expenses and bonus compensation) and Cisco agreed to pay us quarterly royalties (which began for the first quarter of 2011).  (See Note D[2] to our Financial Statements included in this quarterly report).  As of March 31, 2012 our principal sources of liquidity consisted of cash and cash equivalents of approximately $20 million and working capital of approximately $22,443,000.  We believe based on our current cash position and projected licensing revenue from our existing license agreements that we will have sufficient cash to fund our operations for the foreseeable future, although this may not be the case.

Working capital increased by $2,041,000 to $22,443,000 at March 31, 2012 as compared to working capital of $20,402,000 at December 31, 2011.  The increase in working capital was primarily due to an increase of royalty receivables of $3,481,000, offset by a decrease in cash and cash equivalents of $665,000 and an increase in accrued expenses of $851,000.

We maintain our cash primarily in money market accounts.  We do not have any derivative financial instruments.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

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

(b) Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

In September 2011, we initiated patent litigation against 16 data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  Named as defendants in the lawsuit, excluding related parties, were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inc., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transition Networks, Inc.  Network-1 seeks monetary damages based upon reasonable royalties.  Several of the defendants (Samsung, Polycom, Alcatel, ShorTel and Allied Telesis) have filed motions to dismiss the complaint for failure to state a cause of action.  Network-1 has filed opposition in response to the motions to dismiss.  All such motions are pending.  In late March 2012, we reached settlement agreements with defendants Motorola Solutions, Inc. ("Motorola") and Transition Networks, Inc. ("Transition Networks").  As part of the settlements, Motorola and Transition Networks each entered into a non-exclusive license agreement for our Remote Power Patent pursuant to which each such defendant agreed to license our Remote Power Patent for its full term (which expires in March 2020) and pay a license initiation fee and quarterly royalties based on their sales of PoE products.

ITEM 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and trading price of our common stock.

Our Annual Report on Form 10-K for the year ended December 31, 2011 includes a detailed discussion of our risk factors and should be carefully considered by investors.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Repurchases

On August 22, 2011, the Company announced that its Board of Directors approved a share repurchase program to repurchase up to $2,000,000 of shares of its common stock over the next 12 months ("Share Repurchase Program").  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion.  The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors.  The Share Repurchase Program may be increased, suspended or discontinued at any time.  On January 31, 2012, the Board of Directors increased the Share Repurchase Program to purchase up to an additional $2,000,000 (or an aggregate of $4,000,000) of the Company's common stock.  During the three month period ended March 31, 2012, the Company repurchased 12,600 shares at an average price per share of $1.17 or an aggregate cost of approximately $14,740.  All such repurchased shares have been cancelled.

During the months of January, February and March 2012, we repurchased common stock pursuant to our Share Repurchase Program as indicated below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2012	12,600	$1.17	12,600	$2,012,606
February 1 to February 29, 2012	-0-	—	-0-	$2,012,606
March 1 to March 31, 2012	-0-	—	-0-	$2,012,606

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

101
The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.**

**
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

NETWORK-1 SECURITY SOLUTIONS, INC.

Date: May 14, 2012	By:	/s/ Corey M. Horowitz
Corey M. Horowitz
Chairman and Chief Executive Officer

Date: May 14, 2012	By:	/s/ David C. Kahn
David C. Kahn
Chief Financial Officer