Form 10-Q
period 2012-06-30
NETWORK 1 SECURITY SOLUTIONS INC
filed 2012-08-14
CIK 1065078

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of Common Stock, $.01 par value per share, outstanding as of August 14, 2012 was 25,963,094.

NETWORK-1 SECURITY SOLUTIONS, INC.

FORM 10-Q INDEX

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NETWORK-1 SECURITY SOLUTIONS, INC.
CONDENSED BALANCE SHEETS
UNAUDITED

	June 30,	DECEMBER 31,
	2012	2011
	(UNAUDITED)
ASSETS:

CURRENT ASSETS:
Cash and cash equivalents	$21,279,000	$20,661,000
Marketable securities	558,000	556,000
Royalty receivables	1,924,000	760,000
Other current assets	208,000	156,000

Total Current Assets	23,969,000	22,133,000

OTHER ASSETS:
Deferred tax asset	6,335,000	6,903,000
Patents, net of accumulated amortization	69,000	74,000
Security deposits	19,000	19,000

Total Other Assets	6,423,000	6,996,000

TOTAL ASSETS	$30,392,000	$29,129,000

LIABILITIES:

CURRENT LIABILITIES:
Accounts payable	$67,000	$180,000
Accrued expenses	639,000	1,551,000

TOTAL LIABILITIES	706,000	1,731,000

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY

Common stock - $0.01 par value ; authorized 50,000,000 shares;
25,963,094 and 25,037,518 shares issued and outstanding at
June 30,2012 and December 31,2011, respectively	260,000	250,000

Additional paid-in capital	59,448,000	$57,728,000
Accumulated deficit	(30,019,000)	(30,575,000)
Other comprehensive income (loss)	(3,000)	(5,000)

TOTAL STOCKHOLDERS’ EQUITY	29,686,000	27,398,000

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$30,392,000	$29,129,000

See notes to condensed financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

ROYALTY REVENUE	$1,966,000	$1,814,000	$6,391,000	$5,390,000
COST OF REVENUE	562,000	514,000	1,948,000	1,542,000
GROSS PROFIT	1,404,000	1,300,000	4,443,000	3,848,000
OPERATING EXPENSES:
General and Administrative	446,000	537,000	1,036,000	1,283,000
Additional Patent Expense	—	1,000,000	—	1,000,000
Non-Cash compensation	74,000	113,000	165,000	209,000

TOTAL OPERATING EXPENSES	520,000	1,650,000	1,201,000	2,492,000

OPERATING INCOME (LOSS)	884,000	(350,000)	3,242,000	1,356,000

OTHER INCOME (EXPENSES):
Interest income, net	10,000	16,000	19,000	32,000

INCOME (LOSS) BEFORE INCOME TAXES	894,000	(334,000)	3,261,000	1,388,000

INCOME TAXES (BENEFIT)
Current	9,000	—	33,000	56,000
Deferred	148,000	(7,000,000)	568,000	(7,000,000)
Total Income Taxes (Benefit)	157,000	(7,000,000)	601,000	(6,944,000)
NET INCOME	$737,000	$6,666,000	$2,660,000	$8,332,000

Net Income per share - Basic	$0.03	$0.26	$0.10	$0.32
- Diluted	$0.02	$0.21	$0.09	$0.27

Weighted average number of common shares outstanding:

- Basic	26,192,920	25,974,609	25,595,913	25,961,815
- Diluted	28,819,929	31,195,523	28,729,256	31,182,729

NET INCOME	$737,000	$6,666,000	$2,660,000	$8,332,000

OTHER COMPREHANSIVE INCOME NET OF TAX: Unrealized gain (loss) arising during period	3,000	—	2,000	—

COOMPREHENSIVE INCOME	$740,000	$6,666,000	$2,662,000	$8,332,000

See notes to condensed financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.
CONDENSED STATEMENTS OF CASH FLOW
UNAUDITED

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,660,000	$8,332,000
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	5,000	5,000
Non-cash compensation	165,000	290,000

Source (use) of cash from changes in operating assets
and liabilities:
Royalty receivables and other current assets	(1,162,000)	(1,513,000)
Accounts payable and accrued expenses	(1,012,000)	491,000
Income Taxes Payable	(67,000)	(52,000)
Deferred tax asset	568,000	(7,000,000)
Security deposits	—	(13,000)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,157,000	459,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares delivered to fund withholding taxes	(487,000)	—
Repurchase of treasury stock	(52,000)	—
Proceeds from exercises of options and warrants		15,000

NET CASH PROVIDED (USED IN) FINANCING ACTIVITIES	(539,000)	15,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	618,000	474,000

CASH AND CASH EQUIVALENTS, beginning of period	20,661,000	21,348,000

CASH AND CASH EQUIVALENTS, end of period	$21,279,000	$21,822,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$—	$—
Taxes	$72,000	$108,000

See notes to condensed financial statements

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] BASIS OF PRESENTATION:

The accompanying condensed financial statements as of June 30, 2012 and for the three and six month periods ended June 30, 2012 and June 30, 2011 are unaudited, but, in the opinion of the management of Network-1 Security Solutions, Inc. (the "Company"), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 2012, and the results of its operations for the three and six month periods ended June 30, 2012 and June 30, 2011 and its cash flows for the six month periods then ended. The condensed financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2011 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results of operations to be expected for the full year.

[2] BUSINESS:

(a)   The principal business of the Company is the acquisition, development, licensing and protection of its intellectual property. The Company presently owns six patents covering various telecommunications and data networking technologies including, among others, patents covering the delivery of power over Ethernet ("PoE") cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras, over Ethernet networks and systems and methods of transmission of audio, video and data over computer and telephony networks.  In addition, the Company continually reviews opportunities to acquire or license additional intellectual property.  The Company’s strategy is to pursue licensing and strategic business alliances with companies in the industries that manufacture and sell products that make use of the technologies underlying its patents as well as with other users of the technology who benefit directly from the technology including corporate, educational and governmental entities.  To date, the Company’s efforts with respect to its intellectual property have focused on licensing its patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the “Remote Power Patent”).  As of June 30, 2012, the Company had entered into thirteen (13) license agreements with respect to its Remote Power Patent which include, among others, license agreements with Cisco Systems, Inc. and Cisco-Linksys, Microsemi Corporation, Motorola Solutions, Inc., Extreme Networks, Inc., Netgear, Inc. and several other major data networking equipment manufacturers (See Note D).  The Company’s current strategy includes continuing to pursue licensing opportunities for the Remote Power Patent from vendors of PoE equipment in order to resolve possible infringement of the Remote Patent by such vendors.  In addition, the Company may acquire additional intellectual property assets in the future to develop, commercialize, license or otherwise monetize such intellectual property.  The Company may also enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

property.  The form of such relationships may vary depending upon the opportunity and may include, among other things, a strategic investment in such third party or the formation of a joint venture for the purpose of monetizing such third party’s intellectual property assets.

(b)  As reflected in the accompanying financial statements, the Company had revenue of $1,966,000 and $1,814,000 for the three month period ended June 30, 2012 and June 30, 2011, respectively, and revenue of $6,391,000 and $5,390,000 for the six month period ended June 30, 2012 and June 30, 2011, respectively.  The Company has been dependent upon royalty revenue from license of its Remote Power Patent to fund its operations.  The Company had cash and cash equivalents of $21,279,000 as of June 30, 2012.

[3] STOCK-BASED COMPENSATION:

On April 11, 2012, the Company issued a five year option to purchase 125,000 shares of its common stock to one of its directors, at an exercise price of $1.40 per share, in consideration of serving on a special committee of the Board of Directors, and such option vests over a one year period in equal quarterly amounts of 31,250 shares.  On April 12, 2012, the Company issued to its Chief Financial Officer, in consideration of extension of his consulting agreement with the Company (See Note D[2]), a five year option to purchase 75,000 shares of its common stock, at an exercise price of $1.40 per share.  Such option vests over a one year period in equal installments of 18,750 shares.

On January 27, 2012, the Company issued a 5 year option to purchase 50,000 shares of its common stock, at an exercise price of $1.21 per share, to a director for joining the Board of Directors, which option vests in equal quarterly installments over a one year period.  On January 31, 2012 and February 24, 2012, the Company issued five year options to purchase an aggregate of 25,000 shares to each of its three non-management directors, at exercise prices of $1.21 and $1.35 per share.  These options vest over a one year period in equal quarterly installments.

During each of the six month periods ended June 30, 2012 and June 30, 2011 the Company recorded non-cash compensation expense of $37,000 and $74,000, respectively, for the vested portion of options to purchase 750,000 shares issued to the Company’s Chairman and Chief Executive Officer in June 2009 (See Note C).  In addition, during the six month periods ended June 30, 2012 and June 30, 2011 the Company recorded non-cash compensation expense of $128,000 and $76,000, respectively, for the vested portion of options granted to its Chief Financial Officer, directors and consultants in current and prior years.

During the six month period ended June 30, 2012, the Company's Chairman and Chief Executive Officer and an affiliate exercised options and warrants to purchase an aggregate of 2,623,070 shares of the Company's common stock at an exercise price of $0.68 per share.  All such options were exercised on a cashless basis by delivery of 1,306,979 shares of common stock and 350,160 shares of common stock were delivered with an aggregate value of $486,951 to fund payroll withholding taxes on exercise, resulting in aggregate net shares of 965,933 issued to the Chairman and Chief Executive Officer with respect to such option and warrant exercises.

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

During the three month periods ended June 30, 2012 and June 30, 2011, the Company recorded non-cash compensation expense of $74,000 and $22,000, respectively, for the vested portion of options issued to its Chief Financial Officer, directors and consultants.

On May 20, 2011, the Company extended the expiration dates for three years of options and warrants (expiring in 2011) to purchase an aggregate of 1,095,218 shares of common stock held by officers, directors and a third party.  The extensions of the expiration dates for an aggregate of 690,218 shares underlying such options were subsequently cancelled in December 2011 and the Company recorded non-cash compensation of $35,000 with respect to the option extensions which were not cancelled.

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing utilizing the following weighted average assumptions:

	SIX MONTHS ENDED JUNE 30,
	2012	2011
Risk-free interest rates Expected option life in years Expected stock price volatility Expected dividend yield	0.71-0.89% 5 years 45.86% -0-	2.05-2.18% 5 years 42.04% - 0 -

[4] REVENUE RECOGNITION:

The Company recognizes revenue received from the licensing of its intellectual property in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB No. 104") and related authoritative pronouncements. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the license agreement, (iii) amounts are fixed or determinable, and (iv) collectibility of amounts is reasonably assured.  One licensee (Cisco Systems) constituted approximately 81% and 93% of the Company’s revenue, respectively, for the six month periods ended June 30, 2012 and June 30, 2011.

[5] INCOME TAXES:

At June 30, 2012, the Company had net operating loss carryforwards (NOLs) totaling approximately $25,300,000 expiring 2031, with a future tax benefit of approximately $8,880,000.  During the second quarter of 2011, as a result of the Company's financial results and projected future operating results, management determined that a portion of the NOL was more likely than not to be utilized resulting in the recording of a one-time, non-cash income tax benefit of $7,000,000 (income) or $0.29 per share (basic) for the three and six month periods ended June 30, 2011.  At June 30, 2012, $6,335,000 has been recorded as a deferred tax benefit on the Company's balance sheet.  During the six month period ended June 30, 2012 as a result of income (before taxes) for the period of $3,261,000, $601,000 was

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

recorded as income tax expense and the deferred tax asset was reduced by $568,000 to $6,335,000.  To the extent that the Company earns income in the future, it will report income tax expense and such expense attributable to federal income taxes will reduce the recorded income tax benefit asset reflected on the balance sheet.

Management will continue to evaluate the recoverability of the NOL and adjust the deferred tax asset appropriately.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

[6] EARNINGS (LOSS) PER SHARE:

Basic Earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. Potential shares of 5,460,000 and 10,899,915 at June 30, 2012 and 2011, respectively, consisted of options and warrants.  Computations of basic and diluted weighted average common shares outstanding are as follows:

	Six Months Ended June 30		Three Months Ended June 30,
	2012	2011	2012	2011

Weighted-average common shares outstanding – basic	25,595,913	25,961,815	26,192,920	25,974,609
Dilutive effect of options and warrants	3,133,343	5,220,914	2,627,009	5,220,914
Weighted-average common shares outstanding – diluted	28,729,256	31,182,729	28,819,929	31,195,523
Options and Warrants excluded from the computation of diluted income (loss) per share because the effect of inclusion would have been anti-dilutive	2,326,657	5,679,001	2,832,991	5,697,001

[7] CASH EQUIVALENTS:

The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC").  At June 30, 2012, the Company maintained cash balance of $21,029,000 in excess of FDIC limits.

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Cash and cash equivalents as of June 30, 2012 and December 31, 2011 are composed of:

	June 30, 2012	December 31, 2011

Cash	$1,211,000	$1,135,000
Money market fund	20,068,000	19,526,000
Total	$21,279,000	$20,661,000

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

NOTE B - COMMITMENTS AND CONTINGENCIES

[1] Legal Fees:

Dovel & Luner, LLP provides legal services to the Company with respect to the Company’s pending patent litigation filed in September 2011 against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler (See Note D[1]).  The terms of the Company’s agreement with Dovel & Luner LLP essentially provides for legal fees on a full contingency basis ranging from 12.5% to 35% (with certain exceptions) of the net recovery (after deduction for expenses) depending on the stage of the preceding in which a result (settlement or judgment) is achieved.  For the six month period ended June 30, 2012, the Company incurred legal fees and expenses of $268,000 to Dovel and Luner, LLP with respect to the litigation.

Dovel & Luner, LLP provided legal services to the Company with respect to the litigation settled in July 2010 against several major data networking equipment manufacturers (See Note D[2]).  The terms of the Company’s agreement with Dovel & Luner, LLP with respect to this litigation provided for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of 24% (based on the settlement being achieved at the trial stage).  With respect to the royalty payments payable quarterly by Cisco in accordance with the Company’s settlement and license agreement with Cisco (See Note D[2]), the Company has an obligation to pay Dovel & Luner 24% of such royalties received.  During the six months ended June 30, 2012 and 2011, the Company incurred aggregate legal fees to Dovel & Luner, LLP of approximately $1,296,000 and $1,240,000, respectively, with respect to the aforementioned litigation.

With respect to the Company’s litigation against D-Link, which was settled in May 2007 (See Note D[3]), the Company utilized the services of Blank Rome, LLP on a full contingency basis.  In accordance with the Company’s contingency fee agreement with Blank Rome LLP, once the Company recovers its expenses related to the litigation (which have not yet been recovered), the Company is obligated to pay legal fees to Blank Rome LLP equal to 25% of the royalty revenue received by the Company from its license agreement with D-Link, with respect to the aforementioned litigation.

[2] Amended Patent Purchase Agreement:

On January 18, 2005, the Company and Merlot Communications, Inc. (“Merlot”), the successor of which is BAXL Technologies, Inc. (the “Seller”), amended the Patent Purchase Agreement originally entered into in November 2003 (the "Amendment") pursuant to which

NOTE B - COMMITMENTS AND CONTINGENCIES (continued)

the Company paid an additional purchase price of $500,000 to Seller in consideration for the restructuring of future contingent payments to Seller from the licensing or sale of the Patents.  The Amendment provides for future contingent payments by the Company to Seller of $1.0 million upon achievement of $25 million of Net Royalties (as defined), an additional $1.0 million upon achievement of $50 million of Net Royalties and an additional $500,000 upon achievement of $62.5 million of Net Royalties from licensing or sale of the patents acquired from Seller.  At June 30, 2011, a payment of $1.0 million was payable to Seller since Net Royalties (as defined) of $25 million was achieved.  This amount has been recorded as additional patent expense for the three and six months ended June 30, 2011 and has been paid to Seller.

[3] Services Agreement:

Pursuant to an agreement, dated November 30, 2004, between the Company and ThinkFire Services USA, Ltd. (“ThinkFire”), the Company is obligated to pay ThinkFire fees from royalty payments received from certain licensees in consideration for services performed on behalf of the Company.  During the six month periods ended June 30, 2012 and 2011, the Company incurred fees of approximately $47,000 and $33,000, respectively, with respect to its obligation to ThinkFire.

[4] Lease Agreement:

The Company currently leases office space in New York City at a cost of $3,300 which lease expires on December 31, 2012.

On June 16, 2011, the Company entered into a four-year lease agreement commencing July 18, 2011 to rent office space, consisting of approximately 2,400 square feet, for offices in New Canaan, Connecticut.  In accordance with the lease, the Company will pay a base rent of $6,400 per month for the first two years, $6,800 per month for the third year and $7,000 per month for the fourth year.  The base rent is subject to annual adjustments to reflect increases in real estate taxes and operating expenses.  The Company also entered into a one year sublease (expiring July 2012) at a base rent of $3,700 per month to sublet approximately 50% of the space to a third party.

NOTE C - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

[1] On June 8, 2009, the Company entered into an employment agreement (the “Agreement”) with Corey M. Horowitz pursuant to which he continues to serve as Chairman and Chief Executive Officer for a three year term (expiring June 2012)  at an annual base salary of $375,000 (retroactive to April 1, 2009) for the first year, increasing by 5% on each of April 1, 2010 and April 1, 2011.  He also received a cash bonus of no less than $150,000 on an annual calendar year basis (beginning with the year ended December 31, 2009), for the three year term of the Agreement.  For the years ended December 31, 2011, December 31, 2010 and December 31, 2009, Mr. Horowitz received an annual bonus of $150,000, $350,000 and $150,000, respectively.  In connection with the Agreement, Mr. Horowitz was issued a ten year option to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.83 per share (the market price at the time of the grant), which vested in equal quarterly amounts of 62,500 shares beginning September 30, 2009 through March 31, 2012.  In addition to the aforementioned option grant, the Company extended for an additional five

NOTE C - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS (continued)

years the expiration dates of all options (an aggregate of 417,500 shares) expiring in the calendar year 2009 owned by Mr. Horowitz.  On March 16, 2011 the Company and Mr. Horowitz entered into an amendment to the Agreement which provided that in consideration of a payment of $250,000, Mr. Horowitz agreed to reduce Additional Bonus Compensation and Royalty Bonus Compensation (as such terms are defined in Section 5(b)(ii) of the Agreement) payable to him from patents other than the Remote Power Patent from 12.5% to 10% as referenced below.

Under the terms of the Agreement, as amended, Mr. Horowitz receives additional bonus compensation in an amount equal to 5% of the Company’s royalties or other payments (exclusive of proceeds from the sale of the Company’s patents which is covered below) with respect to the Company’s Remote Power Patent and 10% (pursuant to the March 16, 2011 amendment referenced above) of the Company’s royalties and other payments with respect to the Company’s other patents besides the Remote Power Patent (the “Additional Patents”) (all before deduction of payments to third parties including, but not limited to, legal fees and expenses and third party license fees) actually received from licensing its patented technologies (including patents owned as of the date of the Agreement and acquired or licensed on an exclusive basis during the period in which Mr. Horowitz continues to serve as an executive officer of the Company) (the “Royalty Bonus Compensation”).  During the six months ended June 30, 2012, Mr. Horowitz earned Royalty Bonus Compensation of $320,000.  In addition, during the term of his employment, Mr. Horowitz shall also be entitled to additional bonus compensation equal to (i) 5% of the gross proceeds from the sale of the Company’s Remote Power Patent and 10% (pursuant to the March 16, 2011 amendment) of the gross proceeds from the sale of the Additional Patents, and (ii) 5% of the gross proceeds from the merger of the Company with or into another entity under certain limited circumstances.  The Royalty Bonus Compensation shall continue to be paid to Mr. Horowitz for the life of each of the Company’s patents with respect to licenses entered into with third parties during Mr. Horowitz’s term of employment or at anytime thereafter, whether Mr. Horowitz is employed by the Company or not; provided, that, Mr. Horowitz’s employment has not been terminated by the Company “For Cause” (as defined) or terminated by Mr. Horowitz without “Good Reason” (as defined).  In the event that Mr. Horowitz’s employment is terminated by the Company “Other Than For Cause” (as defined) or by Mr. Horowitz for “Good Reason” (as defined), Mr. Horowitz shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) the minimum annual bonus of $150,000 and (iii) accelerated vesting of all unvested options and warrants.  In connection with the Agreement, Mr. Horowitz has agreed not to compete with the Company as follows: (i) during the term of the Agreement and for a period of 12 months thereafter if his employment is terminated “Other Than For Cause” (as defined) provided he is paid his 12 month base salary severance amount and (ii) for a period of two years from the termination date, if terminated “For Cause” by the Company or “Without Good Reason” by Mr. Horowitz.

[2] On February 3, 2011, the Company entered into an agreement with David C. Kahn pursuant to which he continues to serve as the Company’s Chief Financial Officer through December 31, 2012.  The agreement provided for Mr. Kahn to be compensated at the rate of $9,000 per month for the year ending December 31, 2011 and $9,450 per month for the year ending December 31, 2012.  In connection with the agreement, Mr. Kahn was also issued a five year option (the “Option”) to purchase 100,000 shares of our common stock at an exercise price of $1.59 per share (the market price at the time of the grant).  The option

NOTE C - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS (continued)

vested 50,000 shares on the date of grant and the balance of the shares (50,000) vested on the one year anniversary date (February 3, 2012) from the date of grant.  On April 12, 2012, the Company amended its agreement, dated February 3, 2011, with its Chief Financial Officer providing for a one year extension of the term of service until December 31, 2013, and an increase in compensation to $11,000 per month.  In addition, the Company issued to its Chief Financial Officer a five year option to purchase 75,000 shares of common stock, at an exercise price of $1.40 per share (fair market value on the date of grant).  The option vests over a one year period in equal quarterly installments of 18,750 shares.

NOTE D - LITIGATION

[1]  In September 2011, the Company initiated patent litigation against 16 data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of its Remote Power Patent.  Named as defendants in the lawsuit, excluding related parties, were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inc., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transition Networks, Inc. The Company seeks monetary damages based upon reasonable royalties.  In March 2012, the Company reached settlement agreements with defendants Motorola Solutions, Inc. ("Motorola") and Transition Networks, Inc. ("Transition Networks").  As part of the settlements, Motorola and Transition Networks each entered into a non-exclusive license agreement for the Company's Remote Power Patent pursuant to which each such defendant agreed to license the Remote Power Patent for its full term (which expires in March 2020) and pay a license initiation fee and quarterly royalties based on their sales of PoE products.  On May 14, 2012, the Court granted in part and denied in part defendant Samsung's motion to dismiss for failure to state a cause of action (several other defendants joined in the motion), and granted the Company leave to file an amended complaint which has been filed.  On June 27, 2012, defendants Axis Communications filed a motion to dismiss, or alternatively to sever, on the grounds of misjoinder.  Several defendants joined in the motion.  On July 12, 2012, the Company has filed its opposition to the motion and a decision on the motion is pending.

[2]  In July 2010, the Company settled its patent litigation pending in the United States District Court for the Eastern District of Texas, Tyler Division, against Adtran, Inc, Cisco Systems, Inc. and Cisco-Linksys, LLC, (collectively, “Cisco”), Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., and 3Com Corporation, Inc.  As part of the settlement, Adtran, Cisco, Enterasys, Extreme Networks and Foundry Networks each entered into a settlement agreement with the Company and entered into non-exclusive licenses for the Company's Remote Power Patent (the “Licensed Defendants”).  Under the terms of the licenses, the Licensed Defendants paid the Company aggregate upfront payments of approximately $32 million and also agreed to license the Remote Power Patent for its full term, which expires in March 2020.  In accordance with the Settlement and License Agreement, dated May 25, 2011 (the "Agreement"), which expanded upon the July 2010 agreement, Cisco is obliged to pay the Company royalties (which began in the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent.  The royalty payments are subject to certain conditions including the continued validity of the Company’s Remote Power Patent, and the actual royalty amounts received may be less than

NOTE D - LITIGATION  (continued)

the caps stated above, as was the case in 2011.  Under the terms of the Agreement, if the Company grants other licenses with lower royalty rates to third parties (as defined in the Agreement), Cisco shall be entitled to the benefit of the lower royalty rates provided it agrees to the material terms of such other license.  Under the terms of the Agreement, the Company has certain obligations to Cisco and if it materially breaches such terms, Cisco will be entitled to stop paying royalties to the Company.  This would have a material adverse effect on the Company’s business, financial condition and results of operations.  For more details about the July 2010 settlement, please see the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on July 20, 2010 and June 1, 2011.

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

[4]  In June 2008, the Company entered into an agreement with Microsemi Corp-Analog Mixed Signal Group Ltd (“Microsemi Analog”), previously PowerDsine Ltd, a subsidiary of Microsemi Corporation (“Microsemi”), a leading manufacturer of high performance analog mixed-signal integrated circuits and high reliability semiconductors, which, among other things, amended a prior settlement agreement entered into between the Company and PowerDsine Ltd. in November 2005.  As part of the Company’s Special Licensing Program and its agreement with Microsemi Analog entered into in September 2008, Microsemi

NOTE D - LITIGATION  (continued)

entered into a license agreement, dated August 13, 2008, with the Company with respect to the Remote Power Patent.  The license agreement provides that Microsemi is obligated to pay the Company quarterly royalty payments of 2% of the sales price for certain of Microsemi’s Midspan PoE products for the full term of the Remote Power Patent which expires in March 2020.

NOTE E – STOCK REPURCHASE

On August 22, 2011, the Company announced that its Board of Directors approved a share repurchase program to repurchase up to $2,000,000 of shares of its common stock over the next 12 months ("Share Repurchase Program").  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion.  The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors.  The Share Repurchase Program may be increased, suspended or discontinued at any time.  On January 31, 2012, the Board of Directors increased the Share Repurchase Program to purchase up to an additional $2,000,000 (or an aggregate of $4,000,000) of the Company's common stock for the next 12 months.  During the three month period ended June 30 2012, the Company repurchased 27,757 shares of common stock at an average price per share of $1.35 per share or an aggregate cost of approximately $37,470.  All such repurchased shares have been cancelled.

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

To date our efforts with respect to our intellectual property have primarily focused on licensing our patent (U.S. Patent No. 6,218,930) covering delivery of power over Ethernet ("P0E") cables (the “Remote Power Patent”).  As of June 30, 2012, we had entered into 13 license agreements with respect to our Remote Power Patent which, among others, include license agreements with Cisco, Extreme Networks, Inc., Netgear, Inc., Microsemi Corporation, Motorola Solutions, Inc. and several other major data networking equipment manufacturers (See Note D to our financial statements included in this quarterly report).  Our current strategy includes continuing to pursue licensing opportunities for our Remote Power Patent from vendors of PoE equipment in order to resolve possible infringement of the Remote Power Patent by such vendors.  We may also acquire additional intellectual property assets in the future to develop, commercialize, license or otherwise monetize such intellectual property.  In addition, we may enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.  The form of such relationships may differ depending upon the opportunity and may include, among other things, a strategic investment in such third party, the provision of financing to such third party or the formation of a joint venture with such third party for the purpose of monetizing its intellectual property assets.

In September 2011, we initiated patent litigation against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  Named as defendants in the lawsuit (excluding related parties) were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inc., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transition Networks, Inc.  Network-1 seeks monetary damages based upon reasonable royalties.  In March 2012, we reached settlement agreements with defendants Motorola Solutions, Inc. ("Motorola") and Transition Networks, Inc. ("Transition Networks").  As part of the settlements, Motorola and Transition Networks each entered into a non-exclusive license agreement for our Remote Power Patent pursuant to which each such defendant agreed to license our Remote Power Patent for its full term (which expires in March 2020) and pay a license initiation fee and quarterly royalties based on their sales of PoE products.

In July 2010, we agreed to settle our patent litigation pending in the United States District Court for the Eastern District of Texas, Tyler Division, against Adtran, Inc, Cisco Systems, Inc. and Cisco-Linksys, LLC, (collectively, “Cisco”), Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., and 3Com Corporation, Inc.  As part of the settlement, Adtran, Cisco, Enterasys, Extreme Networks and Foundry Networks each entered into a settlement agreement with us and entered into non-exclusive licenses for our Remote Power Patent (the “Licensed Defendants”).  Under the terms of the licenses, the Licensed Defendants paid us aggregate upfront payments of approximately $32 million and also agreed to license our Remote Power Patent for its full term, which expires in March 2020.  In accordance with our Settlement and License Agreement with Cisco, dated May 25, 2011 (the "Agreement"), which expanded upon the July 2010 agreement, Cisco is obligated to pay us royalties (which began for the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent.  The royalty payments are subject to certain conditions including the continued validity of our Remote Power Patent, and the actual royalty amounts received may be less than the caps stated above, as was the case in 2011.  Under the terms of the Agreement, if we grant other licenses with lower royalty rates to third parties (as defined in the Agreement), Cisco shall be entitled to the benefit of the lower royalty rates provided it agrees to the material terms of such other license.  Under the terms of the Agreement, we have certain obligations to Cisco and if we materially breach such terms, Cisco will be entitled to stop paying royalties to us.  This would have a material adverse effect on our business, financial condition and results of operations.  For more details about the settlement, please see our Current Reports on Form 8-K filed with the Securities and Exchange Commission on July 20, 2010 and June 1, 2011.

For the six month periods ended June 30, 2012 and June 30, 2011, our royalty revenue from Cisco constituted 81% and 93% of our revenue, respectively.  Due to our annual royalty rate structure with Cisco which includes declining rates as the volume of PoE product sales increase during the year, royalties from Cisco are anticipated to be highest in the first quarter of the calendar year and decline for each of the remaining calendar quarters of the year.

At June 30, 2012, we had net operating loss carryforwards (NOLs) totaling approximately $25,300,000 expiring through 2031, with a future tax benefit of approximately $8,880,000.  During the second quarter of 2011, as a result of the company’s recent results and projected future operating results, management determined that a portion of the NOL was more likely than not to be utilized resulting in the recording of a one-time, non-cash, income tax benefit of $7,000,000 (income) or $0.29 per share (basic) for the three and six month periods ended June 30, 2011.  At June 30, 2012, $6,335,000 has been recorded as a deferred tax benefit on our balance sheet.  During the six month period ended June 30, 2012 as a result of income (before taxes) for the period of $3,261,000, $568,000 was recorded as income tax expense and the deferred tax asset was reduced by $568,000 to $6,335,000.  To the extent that we earn income in the future, we will report income tax expense and such expense attributable to federal income taxes will reduce the recorded income tax asset reflected on the balance sheet.  Management will continue to evaluate the recoverability of the NOL and adjust the deferred tax asset appropriately.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 Compared To Three Months Ended June 30, 2011

Revenue.  We had revenue of $1,966,000 for the three months ended June 30, 2012 as compared to revenue of $1,814,000 for the three months ended June 30, 2011, which was related to the receipt of royalties pursuant to license agreements for our Remote Power Patent.  The increase in revenue of $152,000 or 8% for the three months ended June 30, 2012 was primarily due to increased royalties from existing licensees including two new licensees added in the first quarter of 2012.

Cost of Revenue.  We had a cost of revenue of $562,000 and $514,000 for the three months ended June 30, 2012 and June 30, 2011, respectively.  Included in the cost of revenue for the three months ended June 30, 2012 were contingent legal fees of $438,000 payable to our patent litigation counsel (See Note B[1] to our financial statements included herein) and $98,000 of royalty bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (See Note C [1] to our financial statements included in this quarterly report).  Included in the cost of revenue for the three months ended June 30, 2011 were contingent legal fees of $405,000 payable to our patent litigation counsel and $91,000 of bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.

Gross Profit.  The gross profit for the three months ended June 30, 2012 was $1,404,000 as compared to $1,300,000 for the three months ended June 30, 2011.  The increased gross profit of $104,000 or 8% for the three months ended June 30, 2012 was primarily due to increased royalty revenue.

Operating Expenses.  Operating expenses for the three months ended June 30, 2012 were $520,000 as compared to $1,650,000 for the three month period ended June 30, 2011 which included additional patent expense of $1,000,000 payable to a third party pursuant to an amended patent purchase agreement (See Note B[2] to our financial statement included in this quarterly report).  General and administrative expenses include overhead expenses, and finance, accounting, legal and other professional services incurred by us.  General and administrative expenses decreased by $91,000 from $537,000 for the three months ended June 30, 2011 to $446,000 for the three months ended June 30, 2012, due primarily to a one-time $250,000 payment to our Chairman and Chief Executive Officer with respect to his amended employment agreement during the three month period ended June 30, 2011 (See Note C[1] to our financial statements included in this quarterly report) which was partially offset by increased rent expense and professional fees.  Non-cash compensation expense related to the issuance of stock options was $74,000 for the three months ended June 30, 2012 as compared to $113,000 for the three months ended June 30, 2011.

Interest Income.  Interest income for the three months ended June 30, 2012 was $10,000 as compared to interest income of $16,000 for the three months ended June 30, 2011.

Operating Income. We had an operating income of $884,000 for the three months ended June 30, 2012 compared with an operating loss of $(350,000) for the three months ended June 30, 2011.  The operating loss for the three months ended June 30, 2011 was primarily due to the additional patent expense of $1,000,000 payable to a third party pursuant to an amended patent purchase agreement (See Note B[2] to our financial statements included in this quarterly report) and a one-time payment of $250,000 to our Chairman and Chief Executive Officer with respect to an amendment to his employment agreement (See Note C(1) to our financial statements included in this quarterly report).

Income Taxes (Benefit).  A provision for federal, state and local income taxes was recorded for the three months ended June 30, 2012 of $157,000 which included a $148,000 reduction in our deferred tax asset.  No provision for federal, state and local income taxes was recorded for the three months ended June 30, 2011.

Deferred Tax Benefit/NOLs.  At June 30, 2012, we had net operating loss carryforwards (NOLs) totaling approximately $25,300,000 expiring through 2029, with a future tax benefit of approximately $8,880,000.  During the second quarter of 2011, as a result of the company’s recent results and projected future operating results, management determined that a portion of the NOL was more likely than not to be utilized resulting in the recording of a one-time, non-cash, income tax benefit of $7,000,000 (income) or $.29 per share (basic) for the three month period ended June 30, 2011 (See Note A[5] to our financial statements included in this quarterly report).  At June 30, 2012, $6,335,000 has been recorded as a deferred tax benefit on our balance sheet.  During the three month period ended June 30, 2012 as a result of income (before taxes) for the period of $894,000, the deferred tax asset was reduced by $148,000 to $6,335,000.  To the extent that we earn income in the future, we will report income tax expense and such expense attributable to federal income taxes will reduce the recorded income tax asset reflected on the balance sheet.  Management will continue to evaluate the recoverability of the NOL and adjust the deferred tax asset appropriately.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

Net Income.  As a result of the foregoing, we realized net income of $737,000 or $0.03 per share (basic) and $0.02 per share (diluted) for the three months ended June 30, 2012 compared with net income of $6,666,000 or $0.26 per share (basic) and $0.21 per share (diluted) for the three months ended June 30, 2011.  As referenced above, net income for the three months ended June 30, 2011 included income of $7,000,000 or $0.29 per share (basic) from the recording of the deferred tax benefit (See Note A[5] to our financial statements included in this quarterly report).

RESULTS OF OPERATIONS

Six Months Ended June 30, 2012 Compared To Six Months Ended June 30, 2011

Revenue.  We had revenue of $6,391,000 for the six months ended June 30, 2012 as compared to revenue of $5,390,000 for the six months ended June 30, 2011, which was related to the receipt of royalties pursuant to license agreements for our Remote Power Patent.  The increase in revenue of $1,001,000 or 19% for the six months ended June 30, 2012 was primarily due to the addition of license initiation fees and royalties from two new licensees achieved from settlements with respect to our pending patent infringement litigation (See Note D[1] to our financial statements included in this quarterly report) and increased royalties from our existing licensees.

Cost of Revenue.  We had a cost of revenue of $1,948,000 and $1,542,000 for the six months ended June 30, 2012 and June 30, 2011, respectively.  Included in the cost of revenue for the six months ended June 30, 2012 were contingent legal fees of $1,581,000 payable to our patent litigation counsel (See Note B[1] to our financial statements included herein) and $320,000 of royalty bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (See Note C[1] to our financial statements included in this quarterly report).  Included in the cost of revenue for the six months ended June 30, 2011 were contingent legal fees of $1,240,000 payable to our patent litigation counsel and $270,000 of bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.

Gross Profit.  The gross profit for the six months ended June 30, 2012 was $4,443,000 as compared to $3,848,000 for the six months ended June 30, 2011.  The increased gross profit of $595,000 or 15% for the six months ended June 30, 2012 was primarily due to increased royalty revenue.

Operating Expenses.  Operating Expenses for the six month period ended June 30, 2012 was $1,201,000 as compared to $2,492,000 the six month period ended June 30, 2011 which includes additional patent expense of $1,000,000 payable to a third party pursuant to an amended patent purchase agreement (See Note B[2] to our financial statements included in the quarterly report).  General and administrative expenses include overhead expenses, and finance, accounting, legal and other professional services incurred by us.  General and administrative expenses decreased by $247,000 from $1,283,000 for the six months ended June 30, 2011 to $1,036,000 for the six months ended June 30, 2012, due primarily to a one-time $250,000 payment to our Chairman and Chief Executive Officer with respect to his amended employment agreement during the six month period ended June 30, 2011 (See Note C[1] to our financial statements included in this quarterly report) which was partially offset by increased rent expense and professional fees.  Non-cash compensation expense related to the issuance of stock options was $165,000 for the six months ended June 30, 2012 as compared to $209,000 for the six months ended June 30, 2011.

Interest Income.  Interest income for the six months ended June 30, 2012 was $19,000 as compared to interest income of $32,000 for the six months ended June 30, 2011.

Operating Income. We had an operating income of $3,242,000 for the six months ended June 30, 2012 compared with operating income of $1,356,000 for the six months ended June 30, 2011.  The increase in operating income of $1,886,000 was due to increased royalty revenue of $1,001,000 and decreased operating expenses of $1,291,000 which were primarily attributable to additional patent expense of $1,000,000 for the six months ended June 30, 2011 and the $247,000 decrease in general and administrative expenses for the six months ended June 30, 2012.

Income Taxes (Benefit).  A provision for federal, state and local income taxes was recorded for the six months ended June 30, 2012 of $601,000 which included a $568,000 reduction in our deferred tax asset.  A provision for federal, state and local income taxes of $56,000 were recorded for the six months ended June 30, 2011.

Deferred Tax Benefit/NOLs.  At June 30, 2012, we had net operating loss carryforwards (NOLs) totaling approximately $25,300,000 expiring through 2029, with a future tax benefit of approximately $8,880,000.  During the second quarter of 2011, as a result of the company’s recent results and projected future operating results, management determined that a portion of the NOL was more likely than not to be utilized resulting in the recording of a one-time, non-cash, income tax benefit of $7,000,000 (income) or $.29 per share (basic) for the six month period ended June 30, 2011 (See Note A[5] to our financial statements included in this quarterly report).  At June 30, 2012, $6,335,000 has been recorded as a deferred tax benefit on our balance sheet.  During the six month period ended June 30, 2012 as a result of income (before taxes) for the period of $3,261,000, the deferred tax asset was reduced by $568,000 to $6,335,000.  To the extent that we earn income in the future, we will report income tax expense and such expense attributable to federal income taxes will reduce the recorded income tax asset reflected on the balance sheet.  Management will continue to evaluate the recoverability of the NOL and adjust the deferred tax asset appropriately.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

Net Income.  As a result of the foregoing, we realized net income of $2,660,000 or $0.10 per share (basic) and $0.09 per share (diluted) for the six months ended June 30, 2012 compared with net income of $8,332,000 or $0.32 per share (basic) and $0.27 per share (diluted) for the six months ended June 30, 2011.  Net income for the six months ended June 30, 2011 includes $7,000,000 or $0.29 per share (basic) from the recording of the deferred tax benefit (See Note A[5] to our financial statements included in this quarterly report).

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from royalty revenue from licensing our Remote Power Patent.  In accordance with our patent litigation settlement achieved in July 2010, we received aggregate upfront payments of approximately $32 million (net proceeds of $22 million after payment of legal fees, expenses and bonus compensation) and Cisco agreed to pay us quarterly royalties (which began for the first quarter of 2011).  (See Note D[2] to our financial statements included in this quarterly report).  As of June 30, 2012 our principal sources of liquidity consisted of cash and cash equivalents of approximately $21,279,000 and working capital of approximately $23,263,000.  We believe based on our current cash position and projected licensing revenue from our existing license agreements that we will have sufficient cash to fund our operations for the foreseeable future, although this may not be the case.

Working capital increased by $2,861,000 to $23,263,000 at June 30, 2012 as compared to working capital of $20,402,000 at December 31, 2011.  The increase in working capital was primarily due to increased cash and cash equivalents of $618,000, increased royalty receivables of $1,164,000 and decreased current liabilities of $1,025,000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this review, these officers concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

In September 2011, we initiated patent litigation against 16 data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  Named as defendants in the lawsuit, excluding related parties, were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inc., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transition Networks, Inc.  Network-1 seeks monetary damages based upon reasonable royalties.  In late March 2012, we reached settlement agreements with defendants Motorola Solutions, Inc. ("Motorola") and Transition Networks, Inc. ("Transition Networks").  As part of the settlements, Motorola and Transition Networks each entered into a non-exclusive license agreement for our Remote Power Patent pursuant to which each such defendant agreed to license our Remote Power Patent for its full term (which expires in March 2020) and pay a license initiation fee and quarterly royalties based on their sales of PoE products.  On May 14, 2012, the Court granted in part and denied in part defendant Samsung's motion to dismiss for failure to state a cause of action (several other defendants joined in the motion) and granted us leave to file an amended complaint.  On June 27, 2012, defendant Axis Communications made a motion to dismiss, or alternatively to sever, on the grounds of misjoinder.  Several defendants joined in the motion.  We have filed our opposition to the motion and a decision on the motion is pending.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Stock Repurchases

On August 22, 2011, we announced that our Board of Directors approved a share repurchase program to repurchase up to $2,000,000 of shares of our common stock over the next 12 months ("Share Repurchase Program").  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in our discretion.  The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors.  The Share Repurchase Program may be increased, suspended or discontinued at any time.  On January 31, 2012, the Board of Directors increased the Share Repurchase Program to purchase up to an additional $2,000,000 (or an aggregate of $4,000,000) of our common stock for the next 12 months.  During the three month period ended June 30, 2012, we repurchased 27,757 shares at an average price per share of $1.35 or an aggregate cost of approximately $37,470.  All such repurchased shares have been cancelled.

During the months of April, May and June 2012, we repurchased common stock pursuant to our Share Repurchase Program as indicated below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2012	27,757	$1.35	27,757	$1,975,134
May 1 to May 31, 2012	-0-	—	-0-	$1,975,134
June 1 to June 30, 2012	-0-	—	-0-	$1,975,134

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

(a) Exhibits

31.1	Controls and Procedure Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Controls and Procedure Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Schema Document.*

101.CAL	XBRL Calculation Linkbase Document.*

101.DEF	XBRL Definition Linkbase Document.*

101.LAB	XBRL Label Linkbase Document.*

101.PRE	XBRL Presentation Linkbase Document.*
_________________

*
Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK-1 SECURITY SOLUTIONS, INC.

Date: August 14, 2012	By:	/s/ Corey M. Horowitz
Corey M. Horowitz
Chairman and Chief Executive Officer

Date: August 14, 2012	By:	/s/ David C. Kahn
David C. Kahn
Chief Financial Officer