Form 10-K
period 2012-12-31
NETWORK 1 SECURITY SOLUTIONS INC
filed 2013-03-22
CIK 1065078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.

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

Large accelerated filer  ☐                                                                                           Accelerated filer  ☐

Non-accelerated filer  ☐                                                                                             Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates computed by reference to the price at which the stock was last sold as of June 30, 2012 was approximately $22,808,204.  Shares of voting stock held by each officer and director and by each person, who as of June 30, 2012, may be deemed to have beneficially owned more than 10% of the voting stock has been excluded.  This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

The number of shares outstanding of Registrant's common stock as of March 20, 2013 was 25,086,295.

NETWORK-1 SECURITY SOLUTIONS, INC.
2012 FORM 10-K

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

ITEM 1. BUSINESS.

Overview

Our principal business is the acquisition, development, licensing and protection of our intellectual property.  We presently own ten patents that relate to various telecommunications, data networking and Internet related technologies including, among other things, patents covering (i) the delivery of power over Ethernet (“PoE”) for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras, over Ethernet networks, (ii) enabling technology for identifying media content on the Internet such as audio and video, and taking further action to be performed based on such identification including, among others, the insertion of advertising and the facilitation of the purchase of goods and services related to the uploaded content and (iii) systems and methods of transmission of audio, video and data in order to achieve high quality of service (QoS).  In addition, we continually review opportunities to acquire, develop and license additional intellectual property assets.  Our strategy is to pursue licensing and strategic alliances with companies in industries that manufacture and sell products that make use of the technologies underlying our intellectual property as well as with other users of the technologies who benefit directly from the technologies including corporate, educational and governmental entities.

To date, our efforts on licensing have focused on our remote power patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the “Remote Power Patent”).  As of March 20, 2013, we had entered into sixteen (16) license agreements with respect to our Remote Power Patent which, among others, include license agreements with Cisco Systems, Inc. and Cisco-Linksys, Microsemi Corporation, Extreme Networks, Inc., Motorola Solutions, Inc., Allied Telesis, Inc. and NEC Corporation and several other major data networking equipment manufacturers (See Note J[1] to our financial statements included in this Annual Report).  We have a pending litigation against eleven (11) data network equipment manufacturers for infringement of our Remote Power Patent (See Note J[1] to our financial statements included in this Annual Report).

Our current strategy includes continuing to pursue licensing opportunities for our Remote Power Patent from vendors of PoE equipment in order to resolve possible infringement of our Remote Patent by such vendors.  In addition, we are seeking to acquire additional intellectual property assets to develop, commercialize, license or otherwise monetize such intellectual property.  We also may enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.  The form of such relationships may vary depending upon the opportunity and may include, among other things, a strategic investment in such third party, the provision of financing to such third party or the formation of a joint venture for the purpose of monetizing such third party’s intellectual property assets.

In February 2013, as part of our acquisition strategy, we completed the acquisition of 4 patents (as well as one pending patent application), pertaining to the identification of media content on the Internet (See Note L[3] to the financial statements included in this Annual Report).

Our Patents

Our intellectual property currently consists of the following patents:

Remote Power Patent

U.S. Patent No. 6,218,930:  Apparatus and method for remotely powering access equipment over a 10/100 switched Ethernet network;

Identification of Media Content on the Internet

U.S. Patent No. 7,058,223:  Identifying works for initiating a work-based action, such as an action on the Internet;

U.S. Patent No. 8,010,998: Using features extracted from an audio and/or video work to obtain information about the work;

U.S. Patent No. 8,020,187: Identifying works, using a sub linear time search or a non exhaustive search, for initiating a work-based action, such as an action on the Internet;

U.S. Patent No. 8,205,237: Identifying works, using a sub-linear time search, such as an approximate nearest neighbor search, for initiating a work-based action, such as an action on the Internet;

We also have filed seven pending patent applications with the United States Patent and Trademark Office relating to the identification of media content on the Internet.

QoS Family of Patents

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

Remote Power Patent – Market Overview

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

Patents Related to Identification of Media Content on the Internet

On February 28, 2013, we acquired from Dr. Ingemar Cox 4 patents (as well as a pending patent application) pertaining to enabling technology for identifying media content on the Internet for a purchase price of $1,000,000 in cash and 403,226 shares of our common stock.  In addition, we are obligated to pay Dr. Cox 12.5% of the net proceeds generated by us from licensing, sale or enforcement of the patents.

The patents relate to enabling technology for identifying media content on the Internet, such as audio and video, and taking further action to be performed based on such identification, including among others, the insertion of advertising and the facilitation of the purchase of goods and services relating to the uploaded content. The patents (U.S. Patent No. 7,058,223, No. 8,010,988, No. 8,020,187 and No. 8,205,237) are based on a patent application filed in 2000 and have patent terms extending into 2023.  The portfolio also includes a pending United States patent application.  We anticipate continuing to prosecute the pending patent application and plan on filing several new patent applications with the United States Patent and Trademark Office based on the inventions contemplated by Dr. Cox’s original patent filings.  In March 2013, we filed six (6) additional related patent applications with the United States Patent and Trademark Office seeking patent protection based upon the original patent application filed in 2000.

The acquisition of this patent portfolio is part of our continuing strategy to acquire intellectual property.  There has been significant growth in the uploading of media content to the Internet over the past decade.  The ability to identify content being uploaded to protect against copyright infringement, combined with the ability to facilitate e-commerce transactions based on the identification and tagging of such content is at the core of the patents.  We plan on further developing the technology with Dr.  Cox and pursuing licensing opportunities for these technologies.

Dr. Cox is currently Professor and Director of Research at University College London and Head of its Future Media Group.  In connection with the acquisition of the portfolio, Dr. Cox has agreed to provide consulting services to us with respect to the acquired patents and the related pending and future patent applications and will assist in our efforts to develop and monetize the patent portfolio.

Dr. Cox, a technology leader in digital watermarking content identification, digital rights management and related technologies, was formerly a member of the Technical Staff at AT&T Bell Labs and a Fellow at NEC Research Institute.  He is a Fellow of the IEEE, the IET (formerly IEE), and the British Computer Society and is a member of the UK Computing Research Committee. He was founding co-editor in chief of the IEE Proc. On Information Security and was an associate editor of the IEEE Trans. on Information Forensics and Security.  He is co-author of a book entitled "Digital Watermarking" and its second edition "DigitalWatermarking and Steganography".   He is an inventor on 35 United States Patents, and an author of many highly cited papers.

QoS Family of Patents

We also own five (5) additional patents, besides our Remote Power Patent and patents relating to the identification of media content on the Internet, covering various methodologies that provide for allocating bandwidth and establishing QoS for delay sensitive data, such as voice, on packet data networks.  QoS issues become important when data networks carry packets that contain audio and video which may require priority over data packets traveling over the same network.  Covered within these patents are also technologies that establish bi-directional communications control channels between network-connected devices in order to support advanced applications on traditional data networks.  We believe that potential licensees of the technologies contained in these patents would be vendors deploying applications that require the low latency transport of delay sensitive data such as video over data networks.

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

Network-1 Strategy

Our strategy is to capitalize on our intellectual property by entering into licensing arrangements with third parties including manufacturers and users that utilize our intellectual property’s proprietary technologies as well as any additional proprietary technologies covered by patents which may be acquired by us in the future.  In addition, we may enter into third party strategic relationships with other inventors and patent owners to license or otherwise monetize such third party patents.  We will also seek to enter into licensing arrangements with users of the proprietary technologies, including corporate, educational and governmental entities in those cases where the patent rights extend to the users of the technologies contained in manufactured products.

In connection with our activities relating to the protection of our intellectual property, or the intellectual property of third parties with whom we have strategic relationships in the future, it may be necessary to assert patent infringement claims against third parties that we believe are infringing our patents or those of our strategic partners.  We are currently involved in litigation to protect our Remote Power Patent (See Note J[1] to our financial statements included in this Annual Report) and we have in the past successfully asserted litigation to protect our Remote Power Patent (See Note J[2] to our financial statements included in this Annual Report).

Licensing – Remote Power Patent

To date we have entered into sixteen (16) license agreements with respect to our Remote Power Patent.  Licensees of our Remote Power Patent include major data network equipment manufacturers and others as follows:

• Cisco Systems, Inc. and Cisco Linksys	• Motorola Solutions, Inc.
• Microsemi Corporation	• NEC Corporation
• Extreme Networks, Inc.	• Adtran, Inc.
• Netgear, Inc.	• Allied Telesis, Inc.
• Transition Networks, Inc.	• Enterasys Networks, Inc.
• GarretCom, Inc.	• Foundry Networks, Inc.
• D-Link Corporation and D-Link Systems, Inc.	• SEH Technology, Inc.
• BRG Precision Products, Inc.	• Buffalo Technology (USA), Inc.
We believe that additional potential licensees for our Remote Power Patent include, among others, Wireless Local Area Networking (WLAN) equipment manufacturers, Local Area Networking (LAN) equipment manufacturers, Voice Over IP Telephony (VOIP) equipment manufacturers, and network camera manufacturers.  In addition, we believe that additional potential licensees include users of the equipment embodying the PoE technology covered by our Remote Power Patent, including corporate, educational and federal, state and local government users, as we believe that they are significant beneficiaries of the technologies covered by our Remote Power Patent.

Cisco License Agreement and July 2010 Settlement

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

Significant Licensees

For the year ended December 31, 2012, Cisco Systems, Inc. and Cisco-Linksys, LLC (collectively, “Cisco”) accounted for 77% of our revenue.  It is anticipated that a few of our licensees will continue to constitute a significant portion of our revenue for the foreseeable future.

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

Dovel & Luner, LLP provided legal services to us with respect to our litigation settled in July 2010 against Cisco and several other major data networking equipment manufacturers (See Note J[2] to our financial statements included in this Annual Report).  The terms of our agreement with Dovel & Luner, LLP provided for us to pay legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of up to 24% (based on the settlement being achieved at the trial stage).  Accordingly, we have a continuing obligation to pay Dovel & Luner LLP (including local counsel) a contingency fee of 24% with respect to the ongoing royalties we receive from Cisco.  During the year ended December 31, 2012 we incurred total contingency fees of approximately $1,726,000 to Dovel & Luner, LLP (which included legal fees of local counsel).

Competition

The industries and markets covered by our intellectual property are characterized by intense competition and rapidly changing business conditions, customer requirements and technologies.  Other companies may develop competing technologies that offer better or less expensive alternatives to PoE and the other technologies covered by our Remote Power Patent or other intellectual property.  Several companies have notified the IEEE that they may have patents and proprietary technologies that are covered by the Standard.   In the event any of those companies asserts claims relating to our patents, the licensing royalties available to us may be adversely impacted.  Moreover, technological advances or entirely different approaches developed by one or more of our competitors or adopted by various standards groups could render our Remote Power Patent and our other intellectual property obsolete, less marketable or unenforceable.

Furthermore, with respect to our ability to acquire additional intellectual property or enter into strategic relationships with third parties to monetize their intellectual property, we face considerable competition from other companies, many of which have significantly greater financial and other resources than we have.  The patent licensing and enforcement industry has grown over the past several years and there has been an increase in the number of companies seeking to acquire intellectual property rights from third parties or to provide financing to third parties seeking to monetize their intellectual property.  Entities including, among others, Acacia Research Corporation, Altitude Capital Partners, Intellectual Ventures, RPX Corporation, Burford Capital Limited, Juridica Capital Management Ltd. and Betham Capital LLC as well as several hedge funds also seek to acquire or partner with third parties to license or enforce intellectual property rights.  It is expected that others will enter this market as well.  These competitors have significantly more financial and human resources than us.

We may also compete with strategic corporate buyers, litigation funding firms, venture capital firms and hedge funds for intellectual property acquisitions and licensing opportunities.  Many of these competitors have more financial resources and human resources than us.

Employees and Consultants

As of March 20, 2013, we had 2 full-time employees, no part-time employees and 2 consultants providing monthly services to us.

ITEM 1A.   RISK FACTORS

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations.  The following highlights some of the factors that have affected, and in the future could affect, our operations.

We have only been profitable in recent years.

We achieved net income of $2,626,000 for the year ended December 31, 2012 and $8,493,000 for the year ended December 31, 2011 which includes income of $6,903,000 recorded as a one-time, non-cash income tax benefit (See Note F to our financial statements included in this Annual Report).  In addition, we achieved net income of $19,236,000 for the year ended December 31, 2010 primarily due to our receipt of $31,145,000 from our patent infringement litigation settlement achieved in July 2010 (See Note J[2] to our financial statements included in this Annual Report).  Prior to the year ended December 31, 2010 we incurred substantial operating losses since inception (July 1990) and as of December 31, 2012 we had an accumulated deficit of $29,278,000.  We had revenue of $8,698,000, $7,398,000 and $33,037,000 from operations for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively.  Our ability to achieve revenue, net income and generate positive cash flow from operations is currently dependent upon receipt of royalty revenue from licensing agreements with respect to our Remote Power Patent.  As of March 20, 2013, we have entered into sixteen (16) license agreements with respect to our Remote Power Patent, which among others, includes license agreements with Cisco Systems, Inc. and Cisco-Linksys, Microsemi Corporation, Motorola Systems, Inc., NEC Corporation, Extreme Networks, Inc., Netgear, Inc., and several other major data equipment manufacturers.  While we believe, based on our current cash position and projected licensing revenue from our existing licensing agreements, we will have sufficient cash to fund our operations for the foreseeable future, this may not be the case.

Our success is dependent upon our ability to protect our patents.

Our success is substantially dependent upon our proprietary technologies and our ability to protect our intellectual property rights.  We currently hold ten patents issued by the U.S. Patent and Trademark Office that relate to various telecommunications and data networking technologies as well as identification of online media works and include among other things, our Remote Power Patent covering the delivery of power to certain devices over PoE networks, patents relating to identification of media content and patents covering the transmission of audio, voice and data over computer and telephony networks.  Our focus to date has been on licensing our Remote Power Patent and the acquisition of additional patents, such as our February 2013 acquisition of 4 patents relating to the identification of online media works.  We rely upon our patents and trade secret laws, non-disclosure agreements with our employees, consultants and third parties to protect our intellectual property rights.  The complexity of patent and common law and the uncertainty of the outcome of litigation create risk that our efforts to protect our proprietary technologies may not be successful.  We cannot assure you that our patents will be upheld or that third parties will not invalidate our patent rights.  If our intellectual property rights are not upheld, particularly our Remote Power Patent, such an event would have a material adverse effect on our business, financial condition and results of operations.

Any litigation to protect our intellectual property or any third party claims to invalidate our patents could have a material adverse effect on our business.

In the future, it may be necessary for us to commence patent litigation against third parties whom we believe require a license to our patents, as was the case with respect to our pending litigation against eleven (11) data equipment manufacturers commenced in September 2011 relating to our Remote Power Patent (See Note J[1]to our financial statements included in this Annual Report).  We generally incur significant expenses and commit significant management time with respect to such legal proceedings which may adversely affect our financial condition and results of operations.  Moreover, there can be no assurance that we will be successful in any additional legal proceedings and the outcome of such litigation could be harmful to us.  In addition, we may be subject to claims seeking to invalidate our patents, as typically asserted by defendants in patent litigation.  If we are unsuccessful in enforcing and validating our patents and/or if third parties making claims against us seeking to invalidate our patents are successful, they may be able to obtain injunctive or other equitable relief, which effectively could block our ability to license or otherwise capitalize on our proprietary technologies.  Furthermore, then existing licensees of our patents may no longer be obligated to pay royalties to us.  Successful litigation against us resulting in a determination that our patents are not valid or enforceable, and/or that third parties do not infringe would have a material adverse effect on us.

Our revenue and profit is currently dependent upon the continued validity of our Remote Power Patent.

We currently have 12 license agreements pursuant to which licensees have an obligation to pay us royalties on an ongoing basis.  Such royalty bearing licenses include, among others, agreements with Cisco Systems, Inc. and Cisco-Linksys, LLC, Microsemi Corporation, Netgear, Inc., Motorola Solutions, Inc. and NEC Corporation.  The obligation of licensees of our Remote Power Patent to continue to make royalty payments to us is contingent upon the continued validity of our Remote Power Patent.  The validity and infringement of our Remote Power Patent are currently at issue in our pending litigation in Tyler, Texas (See Note J[1] to our financial statements included in this Annual Report).  In addition, the validity of the Remote Power Patent is also at issue in the reexamination and Inter Partes Review proceedings filed at the United States Patent and Trademark Office.  In the event our Remote Power Patent is determined to be invalid, licensees of our Remote Power Patent would have no further obligation to make royalty payments to us which would have a material adverse effect on our business, financial condition and results of operations.

An Adverse Ruling by the USPTO (which is not subsequently overturned) with respect to the ex parte reexamination or the Inter Partes Review of our Remote Power Patent would have a material adverse effect on us.

On July 20, 2012, an unknown third party filed with the United States Patent and Trademark Office (“USPTO”) a request for ex parte reexamination of certain claims of our Remote Power Patent.  On September 5, 2012, the USPTO issued an order granting the reexamination.  The request for reexamination was stayed by the USPTO on December 21, 2012 pending the termination or completion of the Inter Partes Review proceedings described below.  The initial grant of the reexamination by USPTO is not unusual as the majority of such applications are initially granted.  Management believes that the reexamination proceeding will further validate and strengthen our Remote Power Patent, although there is no certainty of a favorable outcome.

In addition to the reexamination proceeding referenced above, there have been two Inter Partes Review petitions filed in the USPTO pertaining to our Remote Power Patent.  On December 5, 2012, Avaya Inc. filed a petition to institute an Inter Partes Review of the Remote Power Patent.  On December 19, 2012, Sony Corporation of America, Axis Communications AB, and Axis Communications, Inc. filed a separate petition to also institute an Inter Partes Review of the Remote Power Patent.  Petitioners in each Inter Partes Review seek to cancel certain claims of the Remote Power Patent as unpatentable.  The USPTO has not yet made a determination of whether a trial will proceed in either Inter Partes Review proceeding.

In the event that the USPTO reaches a final determination in the Inter Partes Review proceedings or the ex parte reexamination that certain of our claims related to the Remote Power Patent are unpatentable such a determination (unless subsequently overturned) would have a material adverse effect on our business, financial condition and results of operations as our entire revenue stream is currently dependent upon the continued validity of our Remote Power Patent.

We may not be able to capitalize on our strategy to acquire additional patents or enter into strategic relationships with third parties to license or otherwise monetize their intellectual property.

As a result of our patent litigation settlement in July 2010 and the success we have achieved to date from licensing our Remote Power Patent, we believe we have the expertise and sufficient capital to compete in the intellectual property acquisition market and to enter strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.  While we continually evaluate patent acquisition opportunities, we only recently completed (February 2013) our first acquisition of patents since November 2003.  In addition, we have not yet entered into any strategic relationships with third parties to license or otherwise monetize their intellectual property.  Accordingly, we may not be able to acquire additional intellectual property or, if acquired, we may not achieve material revenue from such intellectual property.  Furthermore, we may not be able to enter into strategic relationships with third parties to license or otherwise monetize their intellectual property and, even if we consummate such strategic relationships, we may not achieve material revenue or profit from such relationships.  Acquisitions of patent assets are competitive, time consuming, complex and costly to consummate.  In addition, such acquisitions present material risks.  Even if we successfully acquire particular patent assets, such as the patents acquired in February 2013 related to the identification of media content on the Internet, we may not be able to generate sufficient revenue related to those patent assets to offset the acquisition costs and the legal fees and expenses which may be incurred to enforce, license or otherwise monetize such patents.

We are currently largely dependent upon our license agreement with Cisco for a significant portion of our royalty revenue. The loss of Cisco as a licensee would seriously hurt our business.

Cisco Systems, Inc. and Cisco Linksys, LLC (collectively, “Cisco”) accounted for 77% and 87% of our revenue for the years ended December 31, 2012 and December 31, 2011, respectively. In accordance with our Settlement and License Agreement, dated May 25, 2011, with Cisco (the “Agreement”), which expanded upon the short form settlement agreement entered into in July 2010, Cisco is obligated to pay us royalties on a quarterly basis (which began in the first quarter of 2011) based on its sale of PoE products in the United States up to the maximum royalties per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent. The royalty payments are subject to certain conditions including the continued validity of our Remote Power Patent and the actual royalty payments may be less than the caps stated above, as was the case for 2012 and 2011. Due to our annual royalty rate structure with Cisco which includes declining rates as the volume of PoE product sales increase during the year, annual royalties from Cisco are anticipated to be highest in the first quarter and decline for each of the remaining quarters of the year. Under the terms of the Agreement, if we grant other licenses with lower royalty rates to third parties (as defined in the Agreement), Cisco shall be entitled to the benefit of the lower royalty rates provided it agrees to the material terms of such other license. Under the terms of the Agreement, we have certain obligations to Cisco and if we materially breach such terms, Cisco will be entitled to stop paying royalties to us. This would have a material adverse effect on our business, financial condition and results of operations.

Our current licenses for our Remote Power Patent may not continue to result in significant royalties and do not necessarily mean we will achieve additional license agreements.

For the years ended December 31, 2012 and December 31, 2011, we earned aggregate royalty payments of $8,698,000 and $7,398,000, respectively, with respect to our license agreements for our Remote Power Patent.  We currently have license agreements for our Remote Power Patent with sixteen (16 licensees) including, among others, Cisco Systems, Inc. and Cisco Linksys, LLC, (collectively, “Cisco”) Netgear, Inc., Microsemi Corporation, Extreme Networks, Inc., Motorola Solutions, Inc. and NEC Corporation pursuant to which such parties are obligated to pay us on-going royalties on a monthly or quarterly basis.  Notwithstanding such royalty bearing license agreements, we may not continue to achieve significant royalty revenue from such license agreements.  In addition, we may not be able to achieve additional material license agreements with third parties relating to our Remote Power Patent.  Our failure to continue to achieve significant royalty revenue from our existing license agreements would have a material adverse effect on our business, financial condition and results of operations.  In addition, we may not be able to consummate additional licensing agreements resulting in material revenue with respect to our Remote Power Patent.

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

One of our licensees, Cisco Systems, Inc. and Cisco-Linksys, LLC (collectively, “Cisco”), accounted for 77% of our revenue for the year ended December 31, 2012 and 87% of our revenue for the year ended December 31, 2011.  It is anticipated that a few licensees will continue to constitute a significant portion of our revenue for the foreseeable future.  To the extent such sales of PoE products by our significant licensees are adversely affected our revenues will be significantly impacted.

Our pending litigation against eleven data networking equipment manufacturers may be time consuming and costly and we can provide no assurance that we will be successful in our lawsuit.

In September 2011, we initiated patent litigation against 16 data networking equipment manufacturers in the United States District of Texas, Tyler Division, for infringement of our Remote Power Patent.  Named as defendants in the lawsuit, excluding related parties, were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inx., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transitions Networks, Inc.  Network-1 seeks monetary damages based upon reasonable royalties.  During 2012, we reached settlement agreements with defendants Motorola Solutions, Inc. ("Motorola"), Transition Networks, Inc. ("Transition Networks") and GarretCom, Inc (“GarretCom”).  In February 2013, we reached settlement agreements with Allied Telesis, Inc. (“Allied Telesis) and NEC Corporation (“NEC”).  As part of the settlements, Motorola, Transition Networks, GarretCom, Allied Telesis and NEC each entered into a non-exclusive license agreement for our Remote Power Patent pursuant to which each such defendant agreed to license our Remote Power Patent for its full term (which expires in March 2020) and pay a license initiation fee and quarterly or annual royalties based on their sales of PoE products.

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

With respect to our ability to acquire additional intellectual property or enter into strategic relationships with third parties to monetize their intellectual property, we face considerable competition from other companies, many of which have significantly greater financial and other resources than we have.  The patent licensing and enforcement industry has grown over the past several years and there has been an increase in the number of companies seeking to acquire intellectual property rights from third parties.  Entities including, among others, Acacia Research Corporation, Altitude Capital Partners, Intellectual Ventures, Millenium Partners and RPX Corporation also seek to acquire or partner with third parties to license or enforce intellectual property rights.  It is expected that others will enter this market as well.  Many of these competitors have significantly more financial and human resources than us.

We may also compete with strategic corporate buyers, litigation funding firms, venture capital firms and hedge funds for intellectual property acquisitions and licensing opportunities.  Many of these competitors have more financial resources and human resources than us.

New legislation, regulations or court rulings related to enforcing patents could adversely affect our business and operating results.

If Congress, the United States Patent and Trademark Office or courts implement new legislation, regulations or rulings that impact the patent enforcement process or the rights of patent holders, these changes could negatively affect our business and operating results. This, in turn, could reduce the value of our patents including our Remote Power Patent, as well as patents owned by third parties that we may enter into strategic relationships with. For example, limitations on the ability to bring patent enforcement claims including such limitations on non-practicing entities (NPEs) such as the Company, limitations on the number of defendants that can be joined in a single patent litigation, limitations on potential liability for patent infringement, lower evidentiary standards and new procedures for invalidating patents, increased difficulty for parties making patent assertions to obtain injunctions, and other similar developments could negatively affect our ability to assert our patent rights successfully, decrease the revenue associated with asserting or licensing our patent rights and increase the cost of bringing patent enforcement actions. Any of these events could result in a material adverse effect on our business and operating results.

Our quarterly and annual operating and financial results and our revenue are likely to fluctuate significantly in future periods.

Our quarterly and annual operating and financial results are difficult to predict and may fluctuate significantly from period to period.  Our revenue and net income were $8,698,000 and $2,626,000, respectively, for the year ended December 31, 2012.  Our revenue was $7,398,000 with net income of $8,493,000 (including net income of $6,903,000 related to the recording of a deferred tax benefit) for the year ended December 31, 2011 as compared to revenue of $33,037,000 and net income of $19,236,000 for the year ended December 31, 2010 (which 2010 revenue and net income were primarily due to achieving a large settlement of a patent litigation in July 2010).  Accordingly, our revenue, net income and results of operations may fluctuate as a result of a variety of factors that are outside our control including, but not limited to, our ability and timing in consummating future license agreements for our intellectual property, the timing and extent of royalty payments received by us from licensees of our Remote Power Patent, the timing and our ability to achieve successful outcomes from current and future patent litigation, and the timing and our ability to achieve revenue from future strategic relationships.

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

Although we paid a special cash dividend of $0.10 per share to holders of our common stock with a record date of December 13, 2010, we did not pay any dividends in 2012 and 2011 and we do not have any plans to pay dividends in the foreseeable future.  Our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including future earnings, if any, operations, capital requirements, our general financial condition, the preferences of any series of preferred stock, our general business conditions and future contractual restrictions on payment of dividends, if any.  Accordingly, stockholders must look solely to appreciation of our common stock to realize a gain on their investment.  This appreciation may not occur.

Because ownership of our common stock is concentrated, investors may have limited influence on stockholder decisions.

As of March 20, 2013, our executive officers and directors beneficially owned 31.1% of our outstanding common stock.  As a result, these stockholders may be able to exercise substantial control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets.  This concentration of ownership will limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.  For information regarding the ownership of our outstanding stock by our executive officers and directors and their affiliates, see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” on page 44 of this Annual Report.

Our markets are subject to rapid technological change and our technologies face potential technology obsolescence.

The markets covered by our intellectual property are characterized by rapid technological changes, changing customer requirements, frequent new product introductions and enhancements, and evolving industry standards.  The introduction of products embodying new technologies and the emergence of new industry standards may render our technologies obsolete or less marketable.

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

Dependence upon CEO and Chairman.

Our success is largely dependent upon the personal efforts of Corey M. Horowitz, our Chairman and Chief Executive Officer and Chairman of our Board of Directors.  On November 1, 2012, we entered into an employment agreement with Mr. Horowitz pursuant to which he continues to serve as our Chairman and Chief Executive Officer for a one year period (which shall automatically be extended for two successive one year periods unless terminated by us).  The loss of the services of Mr. Horowitz would have a material adverse effect on our business and prospects.  We do not maintain key-man life insurance on the life of Mr. Horowitz.

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

●
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

●
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

●
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

As of December 31, 2012, there are outstanding options and warrants to purchase an aggregate of 5,832,500 shares of our common stock at exercise prices ranging from $0.21 to $1.60.  To the extent that outstanding options and warrants are exercised, existing stockholder percentage ownership will be diluted and any sales in the public market of the common stock underlying such options may adversely affect prevailing market prices for our common stock.

We may seek to raise additional funds, finance intellectual property acquisitions or develop strategic relationships by issuing capital stock that would dilute your ownership.

Prior to the significant royalty revenue achieved in July 2010 as a result of settlement of our patent litigation agreement with major data networking equipment manufacturers, we had largely financed our operations by issuing equity securities, which, if conducted in the future, would materially reduce the percentage ownership of our existing stockholders.  Furthermore, any newly issued securities could have rights, preferences and privileges senior to those of our existing common stock.  Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of stock to decline.  We may also raise additional funds through the incurrence of debt or the issuance or sale of other securities or instruments senior to our common shares.  The holders of any debt securities or instruments we may issue could have rights superior to the rights of our common stockholders.

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

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	our ability to successfully enforce and/or defend our Remote Power Patent and other patents;

●	our ability to continue to receive material revenue from licensees of our Remote Power Patent;

●	our ability to enter into favorable license agreements with third parties with respect to our Remote Power Patent;

●	our ability to acquire additional intellectual property;

●	our ability to achieve material revenue and profits;

●	our ability to enter into strategic relationships with third parties to license or otherwise monetize their intellectual property;

●	our ability to raise capital when needed;

●	sales of our common stock;

●	our ability to execute our business plan;

●	technology changes;

●	legislative, regulatory and competitive developments; and

●	economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  These market fluctuations may also have a material and adverse effect on the market price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

We currently lease office space in New York City at a base rent of $3,500 per month under a lease which expires in November 2013.  On June 16, 2011, we entered into a four-year lease commencing July 18, 2011 to rent office space, consisting of approximately 2,400 square feet, for offices in New Canaan, Connecticut.  In accordance with the lease, we are obligated to pay a base rent of $6,400 per month for the first two years, $6,800 per month for the third year and $7,000 per month for the fourth year.  The base rent is subject to annual adjustments to reflect increases in real estate taxes and operating expenses.  We also sublet (up until July 2012) at a base rent of $3,700 per month approximately 50% of the space to a third party.

ITEM 3:  LEGAL PROCEEDINGS

In September 2011, we initiated patent litigation against 16 data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  Named as defendants in the lawsuit, excluding related parties, were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inc.,

Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transition Networks, Inc.  Network-1 seeks monetary damages based upon reasonable royalties.  In March 2012, we reached settlement agreements with defendants Motorola Solutions, Inc. ("Motorola") and Transition Networks, Inc. ("Transition Networks").  In October 2012, we reached a settlement with defendant GarretCom, Inc (“GarretCom”).  In February 2013, we reached settlement agreements with Allied Telesis, Inc. (“Allied Telesis”) and NEC Corporation (“NEC”).  As part of the settlements, Motorola, Transition Networks, GarretCom, Allied Telesis and NEC each entered into a non-exclusive license agreement for our Remote Power Patent pursuant to which each such defendant agreed to license our Remote Power Patent for its full term (which expires in March 2020) and pay a license initiation fee and quarterly or annual royalties based on their sales of PoE products.  On June 27, 2012, defendant Axis Communications made a motion to dismiss, or alternatively to sever, on the grounds of misjoinder.  Several defendants joined in the motion.  On July 16, 2012 we filed our opposition to the motion.  On January 17, 2013, the Court granted in part defendants’ motion by granting severance and consolidating all the actions for pre-trial issues, except venue.

On July 20, 2012, an unknown third party filed with the United States Patent and Trademark Office (“USPTO”) a request for ex parte reexamination of certain claims of our Remote Power Patent.  On September 5, 2012, the USPTO issued an order granting the reexamination.  The request for reexamination was stayed by the USPTO on December 21, 2012 pending the termination or completion of the Inter Partes Review proceedings described below.  The initial grant of the reexamination by USPTO is not unusual as the majority of such applications are initially granted.  Management believes that the reexamination proceeding will further validate and strengthen our Remote Power Patent, although there is no certainty of a favorable outcome.

In addition to the reexamination proceeding referenced above, there have been two Inter Partes Review petitions filed in the USPTO pertaining to our Remote Power Patent.  On December 5, 2012, Avaya Inc. filed a petition to institute an Inter Partes Review of the Remote Power Patent.  On December 19, 2012, Sony Corporation of America, Axis Communications AB, and Axis Communications, Inc. filed a separate petition to also institute an Inter Partes Review of the Remote Power Patent.  Petitioners in each inter-partes review seek to cancel certain claims of the Remote Power Patent as unpatentable.  The USPTO has not yet made a determination of whether a trial will proceed in either inter-partes review proceeding.

In the event that the USPTO reaches a final determination in the Inter Partes Review proceedings or the ex parte reexamination that certain of our claims related to the Remote Power Patent are unpatentable such a determination (unless overturned) would have a material adverse effect on our business, financial condition and results of operations as our entire revenue stream is dependent upon the continued validity of our Remote Power Patent.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

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

YEAR ENDED DECEMBER 31, 2012	HIGH	LOW
Fourth Quarter	$1.28	$1.10
Third Quarter	$1.32	$1.16
Second Quarter	$1.37	$1.18
First Quarter	$1.35	$1.13

YEAR ENDED DECEMBER 31, 2011	HIGH	LOW
Fourth Quarter	$1.30	$1.01
Third Quarter	$1.45	$1.01
Second Quarter	$1.65	$0.00
First Quarter	$1.65	$1.01

On March 15, 2013, the closing price for our common stock as reported on the OTC Bulletin Board was $1.50 per share. The number of record holders of our common stock was 67 as of March 20, 2013.

Dividend Policy.  We did not pay any dividends to our stockholders during the year ended December 31, 2012.  In December 2010, for the first time in our history, we paid a special dividend of $0.10 per share on our outstanding shares of common stock.  We do not have any plans to pay dividends in the foreseeable future.  The declaration and payment of any future dividends will be at the discretion of the Board of Directors and will depend upon a variety of factors, including future earnings, if any, operations, capital requirements, our general financial condition, the preferences of any series of preferred stock, our general business conditions and future contractual restrictions on payment of dividends, if any.

Recent Issuances of Unregistered Securities.  On February 28, 2013, the Company issued an aggregate of 403,226 shares of common stock to Dr. Ingemar Cox (385,065 shares) and Marc Lucier (20,161 shares) in connection with the Company’s acquisition of 4 patents (and a pending patent application).  The aforementioned shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities.  On August 22, 2011, we announced that our Board of Directors approved a share repurchase program to repurchase up to $2,000,000 of shares of our common stock over the next 12 months (“Share Repurchase Program”).  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the company’s discretion.  The timing and amount of the shares repurchased will be determined by management based on its evaluation of market conditions and other factors.  The repurchase program may be increased, suspended or discontinued at any time.  On January 31, 2012, the Board of Directors increased our Share Repurchase Program to repurchase up to an additional $2,000,000 (or an aggregate of $4,000,000) of our common stock.  During the year ended December 31, 2012, the Company repurchased an aggregate of 736,357 shares of common stock pursuant to the Share Repurchase Program at a cost of $880,329 or an average per share price of $1.19.  On January 24, 2013, the Board of Directors further increased our Share Repurchase Program to repurchase up to an additional $1,000,000 (or an aggregate of $5,000,000) of our common stock over the next 12 months.

During the months of October, November and December 2012, we repurchased common stock pursuant to our Share Repurchase Program as indicated below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares) that May Yet Be Purchased Under the Plans or Programs(1)
October 1 to October 31, 2012	-0-	—	-0-	$2,975,134.00

November 1, 2012 to November 30, 2012	-0-	—	-0-	$2,975,134.00

December 1, 2012 to December 31, 2012	696,000	$1.18	696,000	$2,154,128.00
______________________
(1)  The dollar amounts in this column reflect the increase of $1,000,000 ($5,000,000 aggregate) in our share repurchase program approved by the Board of Directors on January 24, 2013.

From January 1, 2013 through March 20, 2013, the Company repurchased an aggregate of 704,200 shares of common stock pursuant to the Share Repurchase Program at a cost of $844,765 or an average per share price of $1.20.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2012.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (a)
Equity compensation plans approved by security holders (1)	1,400,000	$0.66	0(1)
Equity compensation plans not approved by security holders(2)	4,432,500	$0.81	—
Total	5,832,500	$0.78	0(1)
__________
     (1)  Our 1996 Amended and Restated Stock Option Plan (“Stock Option Plan”) provided for the issuance of options to purchase up to 4,000,000 shares of our common stock.  As of March 2006, no additional options could be issued under the plan in accordance with its terms.  The outstanding options contain customary anti-dilution provisions.

     (2)  Represents aggregate individual option grants (including warrants) outside the Stock Option Plan referred to in the above table which includes individual option grants issued to our officers, directors, employees and consultants in consideration for certain services rendered to us.  The option agreements pertaining to such individual option grants contain customary anti-dilution provisions.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our principal business is the acquisition, development, licensing and protection of our intellectual property. We presently own ten 10 patents covering various telecommunications, data networking and Internet related technologies including, among others, (i) patents covering the delivery of power over Ethernet (“PoE”) for the purpose of remotely powering network devices, such as wireless access points, IP phones and network based cameras, over Ethernet networks, (ii) enabling technology for identifying media content on the Internet such as audio and video, and taking further action to be performed based on such identification including, among others, the insertion of advertising and the facilitation of the purchase of goods and services related to the uploaded content and (iii) systems and methods of transmission of audio, video and data in order to achieve high quality of service (QoS).  In addition, we continually review opportunities to acquire or license additional intellectual property.  Our strategy is to pursue licensing and strategic business alliances with companies in the industries that manufacture and sell products that make use of the technologies underlying our intellectual property as well as with other users of the technology who benefit directly from the technology including corporate, educational and governmental entities.

To date our efforts with respect to our intellectual property have primarily focused on licensing our patent (U.S. Patent No. 6,218,930) covering delivery of power over Ethernet cables (the “Remote Power Patent”).  As of March 20, 2013, we had entered into sixteen (16) license agreements with respect to our Remote Power Patent which, among others, include license agreements with Cisco Systems, Inc. and Cisco Linksys, Extreme Networks, Inc., Netgear, Inc., Microsemi Corporation, Motorola Solutions, Inc. and NEC Corporation and several other major data networking equipment manufacturers (See Note J to our financial statements included in this Annual Report).  Our current strategy includes continuing to pursue licensing opportunities for our Remote Power Patent from vendors of PoE equipment in order to resolve possible infringement of the Remote Power Patent by such vendors.  In addition, we are seeking to acquire additional intellectual property assets to develop, commercialize, license or otherwise monetize such intellectual property.  In addition, we may enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.  The form of such relationships may differ depending upon the opportunity and may include, among other things, a strategic investment in such third party, the provision of financing to such third party or the formation of a joint venture with such third party for the purpose of monetizing their intellectual property assets.

On February 28, 2013, as part of our acquisition strategy, we acquired four patents (as well as a pending patent application) pertaining to the identification of media content on the Internet for a purchase price of $1,000,000 in cash and 403,226 shares of our common stock.  In addition, we are obligated to pay the seller 12.5% of the net proceeds generated by us from licensing, sale or enforcement of the patents.

In September 2011, we initiated patent litigation against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  Named as defendants in the lawsuit (excluding related parties) were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inc., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transition Networks, Inc.  Network-1 seeks monetary damages based upon reasonable royalties.  During the year ended December 31, 2012, we reached settlement agreements with defendants Motorola Solutions, Inc. ("Motorola"), Transition Networks, Inc. ("Transition Networks") and GarretCom, Inc.  In February 2013, we reached settlement agreements with Allied Telesis, Inc. (“Allied Telesis”) and NEC Corporation (“NEC”).  As part of the settlements, Motorola, Transition Networks, GarretCom, Allied Telesis and NEC each entered into a non-exclusive license agreement for our Remote Power Patent pursuant to which each such defendant agreed to license our Remote Power Patent for its full term (which expires in March 2020) and pay a license initiation fee and quarterly or annual royalties based on their sales of PoE products.

In July 2010, we agreed to settle our patent litigation pending in the United States District Court for the Eastern District of Texas, Tyler Division, against Adtran, Inc, Cisco Systems, Inc. and Cisco-Linksys, LLC, (collectively, “Cisco”), Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., and 3Com Corporation, Inc.  As part of the settlement, Adtran, Cisco, Enterasys, Extreme Networks and Foundry Networks each entered into a settlement agreement with us and entered into non-exclusive licenses for our Remote Power Patent (the “Licensed Defendants”).  Under the terms of the licenses, the Licensed Defendants paid us aggregate upfront payments of approximately $32 million and also agreed to license our Remote Power Patent for its full term, which expires in March 2020.  In accordance with our Settlement and License Agreement with Cisco, dated May 25, 2011 (the "Agreement"), which expanded upon the July 2010 agreement, Cisco is obligated to pay us royalties (which began for the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent.  The royalty payments are subject to certain conditions including the continued validity of our Remote Power Patent, and the actual royalty amounts received may be less than the caps stated above, as was the case in 2012 and 2011.  Under the terms of the Agreement, if we grant other licenses with lower royalty rates to third parties (as defined in the Agreement), Cisco shall be entitled to the benefit of the lower royalty rates provided it agrees to the material terms of such other license.  Under the terms of the Agreement, we have certain obligations to Cisco and if we materially breach such terms, Cisco will be entitled to stop paying royalties to us.  This would have a material adverse effect on our business, financial condition and results of operations.  For more details about the settlement, please see our Current Reports on Form 8-K filed with the Securities and Exchange Commission on July 20, 2010 and June 1, 2011.

For the years ended 2012 and 2011, our royalty revenue from Cisco constituted 77% and 87% of our revenue, respectively.  Due to our annual royalty rate structure with Cisco which includes declining rates as the volume of PoE product sales increase during the year, royalties from Cisco are anticipated to be highest in the first quarter of the calendar year and decline for each of the remaining calendar quarters of the year.

On July 20, 2012, an unknown third party filed with the United States Patent and Trademark Office (“USPTO”) a request for ex parte reexamination of certain claims of our Remote Power Patent.  On September 5, 2012, the USPTO issued an order granting the reexamination.  The request for reexamination was stayed by the USPTO on December 21, 2012 pending the termination or completion of the Inter Partes Review proceedings described below.  The initial grant of the reexamination by USPTO is not unusual as the majority of such applications are initially granted.  Management believes that the reexamination proceeding will further validate and strengthen our Remote Power Patent, although there is no certainty of a favorable outcome.

In addition to the reexamination proceeding referenced above, there have been two Inter Partes Review petitions filed in the USPTO pertaining to our Remote Power Patent.  On December 5, 2012, Avaya Inc. filed a petition to institute an Inter Partes Review of the Remote Power Patent.  On December 19, 2012, Sony Corporation of America, Axis Communications AB, and Axis Communications, Inc. filed a separate petition to also institute an Inter Partes Review of the Remote Power Patent.  Petitioners in each inter-partes review seek to cancel certain claims of the Remote Power Patent as unpatentable.  The USPTO has not yet made a determination of whether a trial will proceed in either inter-partes review proceeding.

In the event that the USPTO reaches a final determination in the Inter Partes Review proceedings or the ex parte reexamination that certain of our claims related to the Remote Power Patent are unpatentable such a determination would have a material adverse effect on our business, financial condition and results of operations as our entire revenue stream is dependent upon the continued validity of our Remote Power Patent.

At December 31, 2012 we had net operating loss carryforwards (NOLs) totaling approximately $25,255,000 expiring through 2029, with a future tax benefit of approximately $8,840,000.  During the second quarter of 2011, as a result of the Company’s recent results and projected future operating results, management determined that a portion of the NOL was more likely than not to be utilized resulting in the recording of a one-time, non-cash, income tax benefit of $7,000,000 (income) or $0.29 per share (basic) for the three month period ended June 30, 2011.  At December 31, 2012, $6,194,000 has been recorded as a deferred tax benefit on our balance sheet.  During the year ended December 31, 2012 as a result of income (before taxes) for the period of $3,372,000, $37,000 was recorded as income tax expense and the deferred tax asset was reduced by $709,000 to $6,194,000.  To the extent that we earn income in the future, we will report income tax expense and such expense attributable to federal income taxes will reduce the recorded income tax asset reflected on the balance sheet.  Management will continue to evaluate the recoverability of the NOL and adjust the deferred tax asset appropriately.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

RESULTS OF OPERATIONS:

Year Ended December 31, 2012 Compared To Year Ended December 31, 2011

Revenue.  We had revenue of $8,698,000 or a 17.6% increase for the year ended December 31, 2012 (“2012”) as compared to revenue of $7,398,000 for the year ended December 31, 2011 (“2011”), which was related to the receipt of royalties pursuant to license agreements for our Remote Power Patent.  The increase in revenue of $1,300,000 or 17.6% for 2012 was primarily due to increased royalties from our existing licenses and the addition of license initiation fees and royalties from 3 new licensees achieved from settlements with respect to our pending patent infringement litigation (See Note J[1] to our financial statements included in this Annual Report).

Cost of Revenue.  We had a cost of revenue of $2,602,000 and $2,160,000 for 2012 and 2011, respectively.  Included in the cost of revenue for 2012 were contingent legal fees of $2,070,000 payable to our patent litigation counsel (See Note E[1] to our financial statements included in this Annual Report) and $435,000 of royalty incentive compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (See Note I[1] to our financial statements included in this Annual Report).  Included in the cost of revenue for 2011 were contingent legal fees of $1,651,000 payable to our patent litigation counsel and $370,000 of royalty incentive compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.

Gross Profit.  The gross profit for 2012 was $6,096,000 as compared to $5,292,000 for 2011.  The increased gross profit of $804,000 or 15.2% for 2012 was primarily due to increased royalty revenue.

Operating Expenses.  Operating expenses for 2012 were $2,763,000 as compared to $3,759,000 for 2011 which includes additional patent expense of $1,000,000 for 2011 paid to a third party pursuant to an amended patent purchase agreement (See Note C to our financial statements included in the Annual Report).  General and administrative expenses include overhead expenses, and finance, accounting, legal and other professional services incurred by us.  General and administrative expenses decreased by $9,000 from $2,456,000 for 2011 to $2,447,000 for 2012.  Non-cash compensation expense related to the issuance of stock options was $316,000 for 2012 as compared to $303,000 for 2011.

Interest Income.  Interest income for 2012 was $39,000 as compared to interest income of $48,000 for 2011.

Operating Income. We had operating income of $3,333,000 for 2012 compared with operating income of $1,533,000 for 2011.  The increase in operating income of $1,800,000 was due primarily to increased royalty revenue of $1,300,000 and decreased operating expenses of $996,000 which was primarily attributable to the additional patent expense of $1,000,000 for 2011.

Income Taxes (Benefit).  A provision for federal, state and local income taxes was recorded for 2012 of $746,000 which included a $709,000 reduction in our deferred tax asset to $6,194,000.  A federal, state and local income tax benefit of $9,000 and a deferred tax benefit of $(6,903,000) were recorded for 2011.

Deferred Tax Benefit/NOLs.  At December 31, 2012, we had net operating loss carryforwards (NOLs) totaling approximately $25,255,000 expiring through 2029, with a future tax benefit of approximately $8,840,000.  During the second quarter of 2011, as a result of the company’s recent results and projected future operating results, management determined that a portion of the NOL was more likely than not to be utilized resulting in the recording of a one-time, non-cash, income tax benefit of $7,000,000 (income) or $.29 per share (basic) (See Note A[5] to our financial statements included in this Annual Report).  At December 31, 2012, $6,194,000 was recorded as a deferred tax benefit on our balance sheet.  During 2012 as a result of income (before taxes) for the period of $3,372,000, the deferred tax asset was reduced by $709,000 to $6,194,000.  To the extent that we earn income in the future, we will report income tax expense and such expense attributable to federal income taxes will reduce the recorded income tax asset reflected on the balance sheet.  Management will continue to evaluate the recoverability of the NOL and adjust the deferred tax asset appropriately.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

Net Income.  As a result of the foregoing, we realized net income of $2,626,000 or $0.10 per share (basic) and $0.09 per share (diluted) for 2012 compared with net income of $8,493,000 or $0.33 per share (basic) and $0.27 per share (diluted) for 2011.  Net income for 2011 included $6,903,000 or $0.29 per share (basic) from the recording of a one-time, non-cash deferred income tax benefit (See Note F to our financial statements included in this Annual Report).

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from royalty revenue from licensing our Remote Power Patent.  In accordance with our patent litigation settlement achieved in July 2010, we received aggregate upfront payments of approximately $32 million (net proceeds of $22 million after payment of legal fees, expenses and bonus compensation) and Cisco agreed to pay us quarterly royalties (which began for the first quarter of 2011).  (See Note J[2] to our financial statements included in this Annual Report).  During 2012 our licensees generated licensee royalties (including license initiation fees from litigation settlements) of $8,698,000.  As of December 31, 2012 our principal sources of liquidity consisted of cash and cash equivalents of approximately $21,983,000 and working capital of approximately $22,702,000.  We believe based on our current cash position and projected licensing revenue from our existing license agreements that we will have sufficient cash to fund our operations for the foreseeable future, although this may not be the case.

Working capital increased by $2,300,000 to $22,702,000 at December 31, 2012 as compared to working capital of $20,402,000 at December 31, 2011.  The increase in working capital was primarily due to increased cash and cash equivalents of $1,322,000, and decreased current liabilities of $906,000.

We maintain our cash primarily in money market accounts.  We do not have any derivative financial instruments.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities except for the lease obligations set forth in Note E[4] to our financial statements included in this Annual Report.

Critical Accounting Policies:

Patents:

We own patents that relate to various telecommunications, and data networking and Internet related technologies.  We capitalize the costs associated with acquisition, registration and maintenance of the patents and amortize these assets over their remaining useful lives on a straight-line basis.  Any further payments made to maintain or develop the patents would be capitalized and amortized over the balance of the useful life for the patents.

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

See Note B[14] to our financial statements included in the Annual Report.

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

(a)    Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K.  Based upon this review, our executive officers concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of the end of the period covered by this report.

(ii)  Attestation Report of Registered Public Accounting Firm

We are a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Act of 1934, as amended, and as such, are not required to provide the information contained in this sub-section pursuant to Item 308(b) of Regulation S-K.

(iii)   Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information includes information each director and executive officer has given us about his age, all positions he holds, his principal occupation and business experience for at least the past five years, and the names of other publicly-held companies of which he currently serves as a director or has served as a director during the past 5 years.  In addition to the information presented regarding each director’s specific experience, qualifications, attributes and skills that led our Board to the conclusion that he or she should serve as a director, we also believe that all of our directors have a reputation for integrity, honesty and adherence to high ethical standards.  They each have demonstrated business acumen, exercise sound judgment, and a commitment of service to Network-1 and our Board.

Information about the number of shares of common stock beneficially owned by each executive officer and director appears in Item 12 of this Annual Report under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  There are no family relationships among any of our directors and executive officers.

NAME	AGE	POSITION
Corey M. Horowitz	58	Chairman, Chief Executive Officer, Chairman of the Board of Directors
David C. Kahn	61	Chief Financial Officer and Secretary
Emanuel Pearlman	52	Director
Laurent Ohana	49	Director
Niv Harizman	48	Director
Allison Hoffman	42	Director

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

David C. Kahn, CPA, became our Chief Financial Officer in January 2004 and our Secretary in August 2012.  Mr. Kahn was elected to our Board in April 2012.  Since December 1989, Mr. Kahn has provided accounting and tax services on a consulting basis to private and public companies.  From August 2000 until August 2012, Mr. Kahn served as a full-time faculty member of Yeshiva University in New York.  We believe Mr. Kahn’s qualifications to serve on our Board include his background and expertise in accounting and tax matters.

Emanuel Pearlman became a director of our company in January 2012.  Mr. Pearlman currently serves as Chairman and CEO of Liberation Investment Group, LLC, a New York based investment management and financial consulting firm, a position he has held since January 2003.  From December 2009 to the present, Mr. Pearlman has served on the board of directors of Fontainebleau Miami JV, LLC as Chairman of the Audit and Compensation committee.  From September 2010 to the present he served as Chairman of the Board of Empire Resorts, Inc. (NASDAQ: NYNY).  From January 2012 to January 2013, he served on the board of directors of Dune Energy, Inc. (OTCBB: DUNR.OB) as Chairman of the Nominating and Governance Committee.  From October 2006 to March 2010, Mr. Pearlman served on the board of directors of Multimedia Games, Inc. (NASDAQ: MGAM).  Mr. Pearlman was previously a director of our company from December 1999 to December 2002.  We believe Mr. Pearlman’s qualifications to serve on our Board include his significant investment and financial experience and expertise combined with his Board experience.

Laurent Ohana became a director of our company in September 2005.  Since January 2010, Mr. Ohana has been the Managing Partner of Parkview TMB LLC (“Parkview”), a company engaged in merchant banking activities, including making investments in and providing strategic advisory services to information technology firms in the U.S. and internationally.  Since July 2010, Mr. Ohana has also been the Managing Partner of investment partnerships affiliated with and managed by Parkview.  In addition, Mr. Ohana is currently the Chairman and Chief Executive Officer of Reachable, Inc., a software company, a position he has held since January 2013.  From 1999 to 2002, Mr. Ohana was the Chief Executive Officer of Inlumen, Inc., a company engaged in providing private label web-based financial portals to financial institutions.  From 1994 to 2004, Mr. Ohana was the managing partner of New Media Capital LLC, a technology venture capital and advisory firm.  From 1987 to 1993, Mr. Ohana was a corporate associate at Fried Frank Harris Shriver & Jacobson.  We believe Mr. Ohana’s qualifications to serve on our Board include his significant investment and financial advisory experience in the technology sector.

Niv Harizman became a director of our company in December 2012.  Mr. Harizman is a Managing Member of Tyto Capital Partners LLC, a private investment firm specializing in debt and equity investments in middle market companies and special situations, a position he has held since August 2010.  Since March 2010, Mr. Harizman has also been the Managing Member of NHK Partners LLC, an entity that provides financial consulting services.  From May 2005 to March 2010, Mr. Harizman was a Founding Partner and Head of Corporate Finance at Plainfield Asset Management LLC, a privately held registered investment adviser focused on alternative investments.  From May 2000 until May 2005, Mr. Harizman was a member of the Mergers & Acquisitions Group of Credit Suisse First Boston LLC where he was a Managing Director from 2001-2005 and a Director from 2000 to 2001. From 1995 until 2000, Mr. Harizman was employed by Bankers Trust and its successors including BT Alex. Brown Incorporated and Deutsche Bank in various investment banking positions in the Mergers & Acquisitions Group and Leveraged Finance Group.  We believe Mr. Harizman’s qualifications to serve on our Board include his significant investment and financial transaction experience and expertise.

Allison Hoffman became a director of our company in December 2012.  Since December 2012, Ms. Hoffman has been providing legal services on a consulting basis to Martha Stewart Living Omnimedia, Inc. (NYSE:MSO), a media and merchandising company providing consumers with life style content and products.  From June 1999 to September 2012, Ms. Hoffman was employed by ALM Media LLC, a leading provider of specialized news and information for the legal and commercial real estate sectors, as Senior Vice President, Chief Legal Officer and Secretary (January 2007 – September 2012), Vice President, General Counsel and Secretary (August 2001 to December 2006) and Assistant General Counsel (June 1999 – July 2001).  From 1995 to 1999, Ms. Hoffman was an associate in the corporate finance department of Skadden, Arps, Slate, Meagher and Flom LLP.  We believe that Ms. Hoffman’s qualifications to serve on our Board include her extensive legal background and transactional experience.

Key Employee

Jonathan Greene served as a consultant to the Company from December 2004 until March 2013, providing technical and marketing analysis for our intellectual property portfolio.  Mr. Greene became an employee of the Company in March 2013.  Mr. Greene also serves as a member of our Technical Advisory Board.  From April 2006 to February 2009, Mr. Greene served as a marketing consultant for Avatier Corporation, a developer of identity management software.  From August 2003 until December 2004, he served as a consultant to Neartek, Inc., a storage management software company (August 2003 until October 2003) and Kavado Inc., a security software company (November 2003 until December 2004).  From January 2003 until July 2003, Mr. Greene served as Director of Product Management for FalconStor Software, Inc. (NASDAQ:FALC), a storage management software company.  From December 2001 through December 2002, Mr. Greene served as our Senior Vice President of Marketing and Business Development, at a time when we were engaged in the development, marketing and licensing of security software.  From December 1999 until September 2001, he served as Senior Vice President of Marketing for Panacya Inc., a vendor of service management software.  Mr. Greene has also held positions at System Management ARTS (SMARTS), Computer Associates, Cheyenne Software and Data General.

Committees of the Board of Directors

The Board of Directors currently has three committees established in January 2013:  the Audit Committee; the Compensation Committee; and the Nominating and Corporate Governance Committee.  Each of these Committees has a charter.  These charters are available on the Company’s website at: http://www.Network-1.com.  Each member of each committee is, and Robert Pons while serving as a director during 2012 was, an “independent” director under the standards of the NYSE MKT LLC.  While we are not listed on the NYSE MKT LLC or Nasdaq, our Board of Directors has adopted the independence rules of the NYSE in making its determination of director independence.  Four of our six directors, Emanuel Pearlman, Laurent Ohana, Allison Hoffman and Niv Harizman, are considered independent directors based upon the standard of independence adopted by the Board of Directors as promulgated under Rule 803A of the NYSE MKT LLC Company Guide of the NYSE.

Audit Committee

During 2012 we did not have a separate Audit Committee.  Our Board of Directors functioned as our audit committee in accordance with Section 3(a)58(3) of the Securities Exchange Act of 1934 as amended.  In January 2013 the Board of Directors established a separately standing audit committee in accordance with Section 3(a)59(A) of the Securities Exchange Act of 1934, as amended, consisting of Emanuel Pearlman (Chairman) and Laurent Ohana.  Emanuel Pearlman qualifies as an audit committee financial expert under applicable SEC rules.  Mr. Pearlman and Mr. Ohana also qualify as “independent” as independence for audit committee members is defined in the NYSE MKT LLC Company Guide.

The Audit Committee is appointed by our Board of Directors to provide assistance to the Board in fulfilling its oversight responsibility with respect to (i) the integrity of the Company’s financial statements, (ii) the Company’s compliance with legal and regulatory requirements, (iii) selecting and evaluating the qualifications and independence of the Company’s independent registered public accounting firm, (iv) evaluating the performance of the Company’s internal audit function and independent registered public accounting firm, and (v) the Company’s internal controls and procedures.

Compensation Committee

During 2012, Robert Pons served as the sole member of our Compensation Committee until his resignation from the committee in September 2012.  Thereafter, for the balance of 2012 our Board of Directors functioned as our Compensation Committee.  In January 2013, the Board re-established the Compensation Committee consisting of Allison Hoffman (Chairperson) and Niv Harizman.  The Compensation Committee is appointed by the Board of Directors to assist the Board in carrying out the Board’s responsibilities relating to compensation of the Company’s executive officers and directors.  The Committee has overall responsibility for evaluating and approving the officer and director compensation plans, policies and programs of the Company.

Nominating and Corporate Governance Committee

In 2012, we did not have a separate Nominating and Corporate Governance Committee.  Our Board of Directors functioned as our Nominating and Corporate Governance Committee.  In January 2013, our Board established a Nominating and Corporate Governance Committee consisting of Niv Harizman (Chairman) and Emanuel Pearlman.  The Nominating and Corporate Governance Committee is responsible for developing and recommending to the Board a set of corporate governance policies for the Company, establishing criteria for selecting new directors, and identifying, screening and recruiting new directors.  The Committee will also recommend to the Board nominees for directors and recommend directors for committee membership to the Board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on review of the copies of such forms furnished to us or amendments thereto, we believe that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) stockholders were complied with during 2012.

Code of Ethics

The Board of Directors has adopted a Code of Ethics that applies to its executive officers and employees.  The Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes compensation, for the years ended December 31, 2012 and December 31, 2011, awarded to, earned by or paid to our Chief Executive Officer (“CEO”) and to each of our executive officers who received total compensation in excess of $100,000 for the year ended December 31, 2012 for services rendered in all capacities to us (collectively, the “Named Executive Officers”).

Summary Compensation Table

		Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards($)(3)	All Other Compensation($)(1)	Total($)
Corey M. Horowitz Chairman and Chief Executive Officer David C. Kahn Chief Financial Officer	2012 2011 2012 2011	$414,000 $409,000 $126,000(5) $108,000(5)	$585,000(2) $520,000(2) $30,000 $30,000	$328,000 $176,000 $43,000 $32,000	— $250,000(4) $ 5,000(6) $ 5,000(6)	$1,327,000 $1,355,000 $ 204,000 $ 175,000
_____________________
(1)	We have concluded that the aggregate amount of perquisites and other personal benefits paid in 2012 and 2011 to either Mr. Horowitz or Mr. Kahn did not exceed $10,000.

(2)
Mr. Horowitz received the following cash incentive bonus payments for 2012: (i) an annual discretionary bonus of $150,000 for 2012 and (ii) royalty incentive compensation of $435,000 pursuant to his employment agreement (See “Employment Agreements-Termination of Employment and Change In-Control Arrangements” on page 40 of this Annual Report).  Mr. Horowitz received the following bonus compensation for 2011: (i) an annual bonus of $150,000 and (ii) royalty bonus compensation of $370,000 pursuant to his employment agreement.

(3)
The amounts in the “Option Awards” column represent the aggregate grant date fair value of the stock option awards granted to the Named Executive Officers computed in accordance with FASB ASC Topic 718.  See Note D[1] to our financial statements included in this Annual Report for a discussion of the assumptions made by the Company in determining the grant date fair value.

(4)
Includes $250,000 paid to Mr. Horowitz in consideration of his agreement to reduce his bonus compensation payable to him pursuant to his employment agreement with respect to proceeds from patents other than the Remote Power Patent from 12.5% to 10% (See "Executive Compensation – Employment Agreement, Termination of Employment and Change-In-Control Arrangements as set forth below in this Annual Report).

(5)	Consists of consulting fees paid to Mr. Kahn for his services as Chief Financial Officer.

(6)	$5,000 representing Mr. Kahn’s portion of a fee for tax services paid to an entity which is owned 50% by Mr. Kahn.

Narrative Disclosure to Summary Compensation Table

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

On November 1, 2012, we entered into a new employment agreement (the “Agreement”) with Corey M. Horowitz pursuant to which he continues to serve as our Chairman and Chief Executive Officer for a one year term (which shall automatically be extended for two successive one year periods unless terminated by the Company) at an annual base salary of $415,000.  The Agreement established an annual target bonus of $150,000 for Mr. Horowitz based on performance criteria to be established on an annual basis by the Compensation Committee.  For the year ended December 31, 2012, Mr. Horowitz received the target bonus of $150,000.  In connection with the Agreement, Mr. Horowitz was issued a ten year option to purchase 500,000 shares of our common stock at an exercise price of $1.19 per share, which vests in equal quarterly amounts of 41,667 shares beginning November 30, 2012 through August 31, 2015, subject to acceleration upon a change of control.  Mr. Horowitz shall forfeit the balance of unvested shares if his employment has been terminated “For Cause” (as defined) by the Company or without "Good Reason" (as defined) by him.

Under the terms of the Agreement, Mr. Horowitz also receives incentive compensation in an amount equal to 5% of our gross royalties or other payments or proceeds (without deduction of legal fees or any other expenses) with respect to our Remote Power Patent (U.S. Patent No. 6,218,930), and a 10% net interest (gross royalties and other payments or proceeds after deduction of all legal fees and litigation expenses related to licensing of and enforcement activities, but in no event shall Mr. Horowitz receive less than 6.25% of the gross recovery) of our royalties and other payments with respect to our other patents besides the Remote Power Patent (the “Additional Patents”) actually received from licensing our patented technologies including patents owned as of the date of the Agreement and acquired or licensed on an exclusive basis during the period in which Mr. Horowitz continues to serve as an executive officer of our company (the “Incentive Compensation”).  For the year ended December 31, 2012, Mr. Horowitz earned Incentive Compensation of $435,000.  The Incentive Compensation shall continue to be paid to Mr. Horowitz for the life of each of the Company’s patents with respect to licenses entered into with third parties during Mr. Horowitz’s term of employment or at anytime thereafter, whether Mr. Horowitz is employed by the Company or not; provided, that, Mr. Horowitz’s employment has not been terminated by us “For Cause” (as defined) or terminated by Mr. Horowitz without “Good Reason” (as defined).  In the event that Mr. Horowitz’s employment is terminated by us “Other Than For Cause” (as defined) or by Mr. Horowitz for “Good Reason” (as defined), Mr. Horowitz shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) a pro-rated portion of the $150,000 target bonus provided bonus criteria have been satisfied on a pro-rated basis through the calendar quarter in which the termination occurs and (iii) accelerated vesting of all unvested options and warrants.

In the event we enter into a definitive agreement with respect to an acquisition transaction (either a merger or sale of substantially all of our assets) (an “Acquisition Transaction”), at our option exercisable at any time prior to five days before the closing of the Acquisition Transaction, upon notice to Mr. Horowitz we may elect to extinguish the right of Mr. Horowitz to receive Incentive Compensation (effective upon consummation of the Acquisition Transaction) by a lump sum payment to him at the closing of the Acquisition Transaction of an amount equal to the fair market value of such future compensation to be mutually agreed upon by us and Mr. Horowitz or, if no such mutual agreement is reached within 15 days after execution of a definitive agreement with respect to an Acquisition Transaction, an amount equal to the fair market value of such Incentive Compensation as determined by a qualified independent third party expert chosen by us which valuation shall be binding upon parties and the cost of which will be paid by us.

In connection with the Agreement, Mr. Horowitz has also agreed not to compete with the Company as follows: (i) during the term of the agreement and for a period of 12 months thereafter if his employment is terminated “Other Than For Cause” (as defined) provided he is paid his 12 month base salary severance amount and (ii) for a period of two years from the termination date, if terminated “For Cause” by the Company or “Without Good Reason” by Mr. Horowitz.

On April 12, 2012, we entered into a letter agreement with David Kahn which amended his agreement, dated February 3, 2011, pursuant to which he continues to serve as Chief Financial Officer of the Company.  The amendment (the "Amendment") provided as follows: (i) the term of Mr. Kahn's service as Chief Financial Officer shall be extended until December 31, 2013; (ii) Mr. Kahn's monthly compensation shall be increased to $11,000 per month; and (iii) Mr. Kahn was granted a 5 year option to purchase 75,000 shares of our common stock at an exercise price of $1.40 per share (the closing price on the date of grant), which option vests over a one year period in equal quarterly amounts of 18,750 shares.  Except as provided in the Amendment, all other terms of the Agreement, dated February 3, 2011, remain in full force and effect.

Profit Sharing 401(k) Plan

We offer all employees who have completed a year of service (as defined) participation in a 401(k) retirement savings plan.  401(k) plans provide a tax-advantaged method of saving for retirement.  We expensed matching contributions of $33,000 and $32,500 under the 401(k) plan for the years ended December 31, 2012 and December 31, 2011, respectively.

Director Compensation

We compensate each non-management director of our company by granting to each such outside director five year stock options to purchase 50,000 shares of our common stock upon joining our Board and options to purchase 25,000 shares of our common stock on an annual basis.  All such options are issued at an exercise price equal to the closing price of our common stock on the date of grant.  In addition, we pay our non-management directors cash director fees of $40,000 per annum ($10,000 per quarter).  Non-management directors also receive additional cash compensation on an annual basis for serving on Board committees:  Audit Committee – Chairperson ($7,500) and member ($5,000) and the Chairperson and member of each of the Compensation Committee and Nominating and Corporate Governance Committee receive annual fees of $3,750 and $2,500, respectively.  The Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee were established in January 2013.

In April 2012, Robert Pons was appointed as the sole member of a special committee of the Board of Directors to assist the Chairman and Chief Executive Officer and Mr. Pons was issued a 5 year option to purchase 125,000 shares of our common stock at an exercise price of $1.40 per share for such committee service, which option shares vested in full in December 2012 upon his resignation from the Board.

The following table sets forth the compensation paid to all persons who served as members of our board of directors (other than our Named Executive Officers) during the year ended December 31, 2012.  No director who is also a Named Executive Officer received any compensation for services as a director in 2012.

Name	Option Awards(2) (3) ($)	Fees earned or paid in Cash ($)(1)	Total ($)
Emanuel Pearlman	$38,000	$40,000	$ 78,000(1)
Laurent Ohana	$13,000	$40,000	$ 53,000(1)
Robert Pons	$84,000	$40,000	$124,000
Niv Harizman	$22,000	$ 1,538	$ 23,538
Allison Hoffman	$22,000	$ 1,538	$ 23,538
___________________________
(1)	Represents director's fees payable in cash to each non-management director of $10,000 per quarter (or $40,000 per annum) for 2012.

(2)
The amounts included in the “Option Awards” column represent the grant date fair value of stock option awards to directors, computed in accordance with FASB ASC Topic 718.  For a discussion of valuation assumptions see Note D[1] to our Financial Statements included in this Annual Report.

(3)
The aggregate grant date fair values for 2012 calculated in accordance with FASB ASC Topic 718 reflect the following: (i) five year options to purchase 50,000 shares granted to Emanuel Pearlman on January 27, 2012, (ii) five year options to purchase 10,000 shares and 15,000 shares of our common stock granted to each of Emanuel Pearlman, Laurent Ohana and Robert Pons on January 31, 2012 and February 24, 2012 at exercise prices of $1.21 and $1.35 per share, respectively, which options vest over a one year period in equal quarterly amounts, (iii) a five year option to purchase 125,000 shares of our common stock granted to Robert Pons on April 11, 2012, at an exercise price of $1.40 per share, which option shares vested in full upon Mr. Pons’ resignation from the Board in December 2012, and (iv) a five year option to purchase 50,000 shares of our common stock granted to each of Niv Harizman and Allison Hoffman on December 19, 2012, at an exercise price of $1.14 per share, which options vest over a one year period in equal quarterly amounts.  The aggregate number of option awards outstanding at December 31, 2012 for each director was as follows: Mr. Pearlman – options to purchase 75,000 shares; Mr. Ohana – options to purchase 25,000 shares; Mr. Pons – options to purchase 225,000 shares; Mr. Harizman – options to purchase 50,000 shares and Ms. Hoffman options to purchase 50,000 shares.

Outstanding Equity Awards at December 31, 2012

The following table sets forth information relating to unexercised and outstanding options for each Named Executive Officer as of December 31, 2012:

	Number of Securities Underlying Unexercised Options
Name	Exercisable		Unexercisable		Option Exercise Price ($)	Option Expiration Date
Corey M. Horowitz	41,667	(1)	458,333	(1)	$1.19	11/1/22
Chairman and CEO	750,000	(1)	—		$0.83	06/08/19
	400,000		—		$0.68	11/26/14
	1,100,000		—		$0.25	11/26/14
	750,000		—		$0.68	04/18/13
	250,000		—		$0.68	10/08/13
	10,000		—		$0.68	06/22/14
	7,500		—		$0.68	10/25/14
	5,000		—		$0.68	9/19/13
	56,250		—		$0.68	2/28/13
David Kahn	56,250	(2)	18,750	(2)	$1.40	4/12/17
Chief Financial Officer	100,000		—		$1.59	2/03/16
	75,000		—		$0.68	08/04/13
	100,000	(3)	—		$0.54	12/18/13
_____________________
(1)	41,667 shares vest on a quarterly basis beginning November 30, 2012 through August 31, 2015.

(2)	18,750 shares vest on January 12, 2013 and 18,750 shares on April 12, 2013.

(3)	Includes options to purchase an aggregate of 51,000 shares of our common stock transferred to Mr. Kahn’s children by gift.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 20, 2013 (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our executive officers and directors as a group.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(1)	PERCENTAGE OF COMMON STOCK BENEFICIALLY OWNED(2)

Corey M. Horowitz(3)	8,542,398	29.9%
CMH Capital Management Corp(4)	2,171,372	8.7%
Steven D. Heinemann (5)	2,578,385	10.3%
Barry Rubenstein(6)	2,041,396	8.1%
Woodland Services Corp.(7)	1,376,209	5.5%
Jonathan Auerbach(8)	1,503,813	6.0%
Hound Partners Offshore Fund, L.P.(9)	1,366,230	5.4%
Emigrant Capital Corporation (10)	1,312,500	5.2%
David C. Kahn(11)	348,818	1.4%
Emanuel Pearlman(12)	81,250	*
Laurent Ohana(13)	31,250	*
Niv Harizman(14)	18,750	*
Allison Hoffman(15)	18,750	*
All officers and directors as a group (6 Persons)	9,053,716	31.1%

_____________________________________

    *     Less than 1%.

(1)
Unless otherwise indicated, we believe that all persons named in the above table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.  Unless otherwise indicated the address for each listed beneficial owner is c/o Network-1 Security Solutions, Inc., 445 Park Avenue, Suite 1020, New York, New York 10022.

(2)
A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 20, 2013 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities held by such person (but not those held by any other person) and which are exercisable or convertible within 60 days from March 20, 2013 have been exercised and converted.  Assumes a base of 25,086,295 shares of our common stock outstanding.

(3)
Includes (i) 2,247,930 shares of common stock held by Mr. Horowitz, (ii) 3,480,834 shares of common stock subject to currently exercisable stock options held by Mr. Horowitz, (iii) 2,171,372 shares of common stock held by CMH Capital Management Corp., an entity solely owned by Mr. Horowitz, (iv) 250,000 shares of common stock subject to currently exercisable warrants held by Mr. Horowitz, (v) 67,471 shares of common stock owned by Donna Slavitt, the wife of Mr. Horowitz, (vi) an aggregate of 322,500 shares of common stock held by two trusts and a custodian account for the benefit of Mr. Horowitz’s three children and (vii) 2,291 shares of common stock held by Horowitz Partners, a general partnership of which Mr. Horowitz is a partner.  Does not include 416,666 shares of common stock subject to options which are not currently exercisable within 60 days of the date hereof.

(4)
Includes 2,171,372 shares of common stock.  Corey M. Horowitz, by virtue of being the sole officer, director and shareholder of CMH Capital Management Corp., has the sole power to vote and dispose of the shares of common stock owned by CMH.

(5)
Includes 2,578,835 shares of common stock owned by Mr. Heinemann.  The aforementioned beneficial ownership is based upon a Form 4 filed by Mr. Heinemann with the Securities and Exchange Commission on June 13, 2011.  The address for Mr. Heinemann is 106 Goose Hill Road, Cold Spring Harbor, New York 11724.

(6)
Includes (i) 150,012 shares of common stock held by Mr. Rubenstein, (ii) 10,000 shares of common stock subject to currently exercisable stock options held by Mr. Rubenstein, and (iii) 792,726, 583,483, 309,316, 194,810 and 1,049 shares of common stock held by Woodland Venture Fund, Seneca Ventures, Woodland Partners, Brookwood Partners, L.P. and Marilyn Rubenstein, respectively.  The aforementioned beneficial ownership by Mr. Rubenstein is based upon Amendment No. 7 to Schedule 13D jointly filed by Mr. Rubenstein and related parties with the Securities and Exchange Commission on November 14, 2007 and a Form 4 filed by Mr. Rubenstein with the Securities and Exchange Commission on October 26, 2007.  Barry Rubenstein and Woodland Services Corp. are the general partners of Woodland Venture Fund and Seneca Ventures. Barry Rubenstein is the general partner of Brookwood Partners, L.P..  Barry Rubenstein is the President and sole director of Woodland Services Corp. Marilyn Rubenstein is the wife of Barry Rubenstein.  Barry Rubenstein, by virtue of being a General Partner of Woodland Venture Fund, Seneca Ventures and Brookwood Partners, L.P. and the President and sole director of Woodland Services Corp., may be deemed to have the sole power to vote and dispose of the securities held by Woodland Venture Fund, Seneca Ventures, Woodland Partners and Brookwood Partners, L.P.  The address of Barry Rubenstein is 68 Wheatley Road, Brookville, New York 11545.

(7)
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

(8)
Includes (i) 137,583 shares of common stock owned by Blackwell Partners LLC, and (ii) 1,366,230 shares of common stock held by Hound Partners Offshore Fund, LP.  Jonathan Auerbach is the managing member of Hound Performance, LLC and Hound Partners, LLC.  Hound Performance, LLC is the general partner of Hound Partners Offshore Fund, L.P.  Hound Partners, LLC is the investment manager of Hound Partners Offshore Fund, L.P. and Blackwell Partners LLC.  The securities may be deemed to be beneficially owned by Hound Performance, LLC, Hound Partners LLC and Jonathan Auerbach.  The aforementioned beneficial ownership is based in part upon Amendment No. 4 to Schedule 13G jointly filed by Hound Partners, LLC, Hound Performance, LLC, Jonathan Auerbach, Hound Partners, L.P. and Hound Partners Offshore Fund, LP, with the Securities and Exchange Commission on February 13, 2013.  Jonathan Auerbach, by virtue of being the managing member of Hound Performance, LLC and Hound Partners, LLC, has the power to vote and dispose of the securities held by Hound Partners, LP, Hound Partners Offshore Fund, L.P. and Blackwell Partners, LLP.

(9)
Includes 1,366,230 shares of common stock owned by Hound Partners Offshore Fund, LP.  Jonathan Auerbach, by virtue of being the managing member of Hound Performance, LLC and Hound Partners, LLC has the power to vote and dispose of securities held by Hound Partners Offshore Fund, L.P.

(10)
Includes 1,312,500 shares of common stock owned by Emigrant Capital Corporation.  Emigrant Capital Corporation (“Emigrant Capital”) is a wholly owned subsidiary of Emigrant Savings Bank (“ESB”), which is a wholly-owned subsidiary of Emigrant Bancorp, Inc. (“EBI”) which is a wholly-owned subsidiary of New York Private Bank & Trust Corporation (“NYPBTC”).  The Paul Milstein Revocable 1998 Trust (the “Trust”) owns 100% of the voting stock of NYPBTC.  ESB, EBI, NYPBTC and the Trust each may be deemed to be the beneficial owner of the shares of common stock held by Emigrant Capital.  The aforementioned is based upon a Schedule 13G/A filed jointly by Emigrant Capital, ESB, EBI, NYPBTC, the Trust and others with the Securities and Exchange Commission on January 12, 2005.  Howard Milstein, by virtue of being an officer of New York Private Bank and Trust Corporation and trustee of the Paul Milstein Revocable 1998 Trust, both indirect owners of Emigrant Capital Corporation, may be deemed to have sole power to vote and dispose of the securities owned by Emigrant Capital Corporation.  The address of Emigrant Capital Corporation is 6 East 43rd Street, 8th Floor, New York, New York 10017.

(11)
Includes (i) 299,000 shares of common stock subject to currently exercisable stock options owned by Mr. Kahn, (ii) 15,118 shares of common stock and 17,000 shares of common stock subject to currently exercised options owned by Stephanie Kahn, a daughter of David Kahn and (iii) 17,000 shares of common stock subject to currently exercisable stock options owned by Rebecca Kahn, also a daughter of David Kahn.

(12)	Includes 81,250 shares of common stock subject to currently exercisable stock options issued to Mr. Pearlman. Does not include options to purchase 18,750 shares that are not currently exercisable.

(13)	Includes 31,250 shares of common stock subject to currently exercisable options issued to Mr. Ohana. Does not include options to purchase 18,750 shares that are not currently exercisable.

(14)
Includes 18,750 shares of common stock subject to currently exercisable options issued to Mr. Harizman.  Does not include options to purchase 56,250 shares of common stock which are not currently exercisable.

(15)	Includes 18,750 shares of common stock subject to currently exercisable options issued to Ms. Hoffman. Does not include options to purchase 56,250 shares which are not currently exercisable.

The Equity Compensation Plan information presented in Item 5 of this Annual Report is incorporated herein in its entirety.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On October 17, 2011, we repurchased 114,815 shares of our common stock from Laurent Ohana, a member of our Board of Directors, at an aggregate purchase price of $155,000 or $1.35 per share (the fair market value at the date of purchase).

On March 16, 2011 we amended our employment agreement, dated June 8, 2009, with Corey M. Horowitz, our Chairman and Chief Executive Officer, pursuant to which, in consideration of a payment of $250,000, Mr. Horowitz agreed to reduce certain incentive compensation payable to him from the proceeds of patents other than our Remote Power Patent from 12.5% to 10%.  (See “Executive Compensation – Employment Agreements, Termination of Employment and Change-In-Control Arrangements” as set forth on page 40 of this Annual Report).

Review, Approval or Ratification of Transactions with Related Persons

During 2012 our Board of Directors was responsible for reviewing and approving related-persons transactions.  Upon establishment of an Audit Committee in January 2013, the Audit Committee assumed responsibility for reviewing and approving related-persons transactions in accordance with its charter.  A related person is any executive officer, director, nominee for director or more than 5% stockholder of the Company, including immediate family members, and any entity owned or controlled by such persons.  In addition, pursuant to our Code of Ethics, all of our officers, directors and employees are to avoid conflicts of interest and to refrain from taking part or exercising influence in any transaction in which such party’s personal interest may conflict with the best interest of the Company.  Except for provisions of the Audit Committee Charter, there are no written procedures governing review of related-persons transactions.

Director Independence

Four of our six directors, Emanuel Pearlman, Laurent Ohana, Niv Harizman, and Allison Hoffman are considered independent directors based upon the standard of independence adopted by the Board of Directors as promulgated under Rule 803A of the Company Guide of NYSE AMEX ("NYSE").  While our shares are not listed on the NYSE, our Board has adopted its independence rules in making its determination of director independence.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Radin, Glass & Co., LLP, our Company’s independent accountant, billed us aggregate fees of approximately $67,000 and $71,000 for the years ended December 31, 2012 and December 31, 2011, respectively, for review of financial statements included in our Form 10-Q's and for other services in connection with statutory or regulatory filings for the year ended December 31, 2012, and for the audit of our annual financial statements for the years ended December 31, 2012 and December 31, 2011.

Audit Related Fees, Tax Fees and All Other Fees

Radin, Glass & Co., LLP did not render any other professional service (other than those discussed above for the years ended December 31, 2012 or December 31, 2011) except for income tax consulting for which Radin, Glass Co., LLP billed us approximately $5,500 for the year ended December 31, 2012 and $28,000 for the year ended December 31, 2011 and the audit of royalty revenue from a licensee for which we were billed $64,690 in 2011.

Audit Committee Pre-Approval Policies and Procedures

Our audit committee charter adopted in January 2013, provides that our audit committee must comply with SEC rules to maintain auditor independence as set forth in Rule 2-01(c)7)(i) of Regulation S-X.  All the services above were approved in advance by our Board of Directors.

NETWORK-1 SECURITY SOLUTIONS, INC.

NETWORK-1 SECURITY SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Network-1 Security Solutions, Inc.

We have audited the accompanying balance sheets of Network-1 Security Solutions, Inc. as of December 31, 2012 and 2011 and the related statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Network-1 Security Solutions, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Radin, Glass & Co., LLP

New York, New York

March 22, 2013

NETWORK-1 SECURITY SOLUTIONS, INC.

Balance Sheets

	December 31,
	2012	2011

CURRENT ASSETS:
Cash and cash equivalents	$21,983,000	$20,661,000
Marketable securities	547,000	556,000
Royalty receivables	775,000	760,000
Other current assets	222,000	156,000

Total Current Assets	23,527,000	22,133,000

OTHER ASSETS:
Deferred tax asset	6,194,000	6,903,000
Patent, net of accumulated amortization	65,000	74,000
Security deposits	19,000	19,000
Total Other Assets	6,278,000	6,996,000
TOTAL ASSETS	$29,805,000	$29,129,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$232,000	$180,000
Accrued expenses	593,000	1,551,000

TOTAL LIABILITIES	825,000	1,731,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, $0.01 par value; authorized 50,000,000 shares; 25,392,269 and 25,037,518 issued and outstanding at December 31, 2012 and December 31, 2011, respectively	254,000	250,000
Additional paid-in capital	58,046,000	57,728,000
Accumulated deficit	(29,306,000)	(30,575,000)
Other comprehensive income (loss)	(14,000)	(5,000)

TOTAL STOCKHOLDERS’ EQUITY	28,980,000	27,398,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,805,000	$29,129,000

See notes to financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.

Statements of Income and Comprehensive Income

	Years Ended December 31,
	2012	2011
ROYALTY REVENUE	$8,698,000	$7,398,000
COST OF REVENUE	2,602,000	2,106,000
GROSS PROFIT	6,096,000	5,292,000

OPERATING EXPENSES:
General and administrative	2,447,000	2,456,000
Additional patent expense	—	1,000,000
Non-cash compensation	316,000	303,000
TOTAL OPERATING EXPENSES	2,763,000	3,759,000

OPERATING INCOME	3,333,000	1,533,000
OTHER INCOME (EXPENSES):
Interest income, net	39,000	48,000

INCOME BEFORE INCOME TAXES	3,372,000	$1,581,000

INCOME TAXES (BENEFIT):
Current	37,000	(9,000)
Deferred	709,000	(6,903,000)
Total Income Taxes (Benefits)	746,000	(6,912,000)

NET INCOME	$2,626,000	$8,493,000

Net Income Per Share
Basic	$.10	$0.33
Diluted	$.09	$0.27

Weighted average common shares outstanding Basic	25,744,330	25,813,038
Diluted	28,472,753	30,930,483

NET INCOME	$2,626,000	$8,493,000

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain (loss) arising during the period	(9,000)	(5,000)

COMPREHENSIVE INCOME	$2,617,000	$8,488,000

See notes to financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.

Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 2012 and 2011

	Common Stock Shares Amount		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity

Balance – December 31, 2010	25,931,879	$259,000	$57,266,000	$(36,830,000)	$—	$20,695,000
Granting of options	—	—	268,000	—	—	268,000
Proceeds from exercise of options and warrants	875,972	9,000	154,000	—	—	163,000
Extensions of expiration dates of options and warrants	—	—	59,000	—	—	59,000
Cancellation of options and warrants extensions	—	—	(19,000)	—	—	(19,000)
Value of shares delivered to fund withholding taxes	(230,234)	(2,000)	—	(281,000)	—	(283,000)
Treasury stock purchased and retired	(1,540,099)	(16,000)	—	(1,957,000)	—	(1,973,000)
Unrealized gain (loss) on bonds	—	—	—	—	(5,000)	(5,000)
Net income	—	—	—	8,493,000	—	8,493,000
Balance – December 31, 2011	25,037,518	250,000	57,728,000	(30,575,000)	5,000	27,398,000
Granting of options	—	—	316,000	—	—	298,000
Proceeds from exercise of options and warrants	1, 441,268	14,000	2,000	—	—	16,000
Value of shares delivered to fund withholding taxes	(350,160)	(3,000)	—	(484,000)	—	(487,000)
Treasury stock purchased and retired	(736,357)	(7,000)	—	(873,000)	—	(880,000)
Unrealized gain (loss) on bonds	—	—	—	—	(9,000)	(9,000)
Net income	—	—	—	2,626,000	—	2,626,000
Balance – December 31, 2012	25,392,269	$254,000	$58,046,000	$(29,306,000)	$(14,000)	$28,980,000

See notes to financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.

Statements of Cash Flows

	Years Ended December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,626,000	$8,493,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,000	9,000
Stock-based compensation	316,000	303,000
Non-cash consulting fee	—	5,000
Source (use) of cash from changes in operating assets and liabilities:
Royalty receivables	(15,000)	579,000
Other current assets	(16,000)	21,000
Security deposits	—	(13,000)
Deferred tax asset	709,000	(6,903,000)
Accounts payable and accrued expenses	(956,000)	(527,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,673,000	1,967,000

CASH FLOWS USED IN INVESTING ACTIVITIES:	—	(561,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares delivered to fund withholding taxes	(487,000)	(283,000)
Repurchase of treasury stock	(880,000)	(1,973,000)
Proceeds from exercises of options and warrants	16,000	163,000

NET CASH (USED IN) FINANCING ACTIVITIES	(1,351,000)	(2,093,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,322,000	(687,000)

CASH AND CASH EQUIVALENTS, Beginning	20,661,000	21,348,000

CASH AND CASH EQUIVALENTS, Ending	$21,983,000	$20,661,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the years for:
Interest	—	—
Taxes	$266,000	$123,000

See notes to financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.
Notes to Financial Statements
December 31, 2012 and 2011

Note A - The Company

Network-1 Security Solutions, Inc. (the “Company”) is engaged in the acquisition, development, licensing and protection of its intellectual property.  The Company presently owns ten patents that relate to various telecommunications, data networking and Internet technologies as well as the [identification of media content] and include, among other things, patents covering (i) the delivery of power over Ethernet ("PoE") cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras, over PoE networks, (ii) enabling technology for identifying media content on the Internet such as audio and video (purchased in 2013 see Note L[3]) and (iii) systems and methods of transmission of audio, video and data over computer and telephony networks.  The Company’s strategy is to pursue licensing and strategic alliances with companies in industries that manufacture and sell products that make use of the technologies underlying the Company’s intellectual property as well as with other users of the technologies who benefit directly from the technologies including corporate, educational and governmental entities.  To date, the Company’s licensing efforts have focused on its remote power patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the “Remote Power Patent”).  The Company has entered into sixteen (16) license agreements with respect to its Remote Power Patent.  The Company’s current strategy includes continuing to pursue licensing opportunities for its Remote Power Patent from vendors of PoE equipment in order to resolve possible infringement of its Remote Patent by such vendors.  In addition, the Company seeks to acquire, develop and license additional intellectual property assets to develop, commercialize, license or otherwise monetize such intellectual property.  The Company continually reviews opportunities to acquire or license additional intellectual property.  In addition, the Company may enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.

Note B –Summary of Significant Accounting Policies

[1]	Cash and cash equivalents:

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Cash and cash equivalents as of December 31 are composed of:
	2012	2011
Cash	$1,444,000	$1,134,974
Money market fund	20,539,000	19,525,868
Total	$21,983,000	$20,660,842

[2]	Marketable securities

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

The Company owns patents that relate to various telecommunications and data networking technologies as well as the identification of media content.  The Company capitalizes the costs associated with acquisition, registration and maintenance of the patents and amortizes these assets over their remaining useful lives on a straight-line basis.

NETWORK-1 SECURITY SOLUTIONS, INC.

Note B – Summary of Significant Accounting Policies  (continued)

[5]	Impairment of long-lived assets:

Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.  Accordingly, the Company records impairment losses on long-lived assets used in operations or expected to be disposed of when indicators of impairment exist and the undiscounted cash flows expected to be derived from those assets are less than carrying amounts of those assets.  During the years ended December 31, 2012 and 2011, there was no impairment to the Company's patents.

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

Basic Earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of outstanding common shares during the period.  Diluted per share data included the dilutive effects of options, warrants and convertible securities.  Potential shares of 5,832,500 and 9,779,697 at December 31, 2012 and 2011, respectively, consisted of options and warrants.  Computations of basic and diluted weighted average common shares outstanding are as follows:

	2012	2011

Weighted-average common shares outstanding - basic	25,744,330	25,813,038

Dilutive effect of options and warrants	2,728,423	5,117,445

Weighted-average common shares outstanding - diluted	28,472,753	30,930,483

Options and Warrants excluded from the computation of diluted income (loss) per share because the effect of inclusion would have been anti-dilutive	3,104,077	4,662,252

[8]	Use of estimates:

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

The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to their expected net realizable value.  There was no allowance for doubtful accounts at December 31, 2012 and 2011.

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

●	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s financial assets subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value as of	Fair Value Measurements at December 31, 2012 Using Fair Value Hierarchy
	December 31, 2012	Level 1	Level 2	Level 3
Cash and cash equivalents	$21,983,000	$21,983,000	$—	$—
Corporate bond	547,000	—	547,000	—
Total	$22,530,000	$21,983,000	$547,000	$—

	Fair Value as of	Fair Value Measurements at December 31, 2011 Using Fair Value Hierarchy
	December 31, 2011	Level 1	Level 2	Level 3
Cash and cash equivalents	$20,660,842	$20,660,842	$—	$—
Corporate bond	556,376	—	556,376	—
Total	$21,217,218	$20,660,842	$556,376	$—

NETWORK-1 SECURITY SOLUTIONS, INC.

Note B – Summary of Significant Accounting Policies  (continued)

[13]	Subsequent event evaluation:

The Company has evaluated subsequent events from the balance sheet date through the issuance date of the financial statements and has determined that there are no such events that would have a material impact on the financial statements (See Note L).

[14]	Recently issued accounting standards:

In February 2013, the FASB issued updated guidance that amends the reporting of amounts reclassified out of accumulated other comprehensive income (“AOCI”). These amendments do not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, the guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component, either on the face of the financial statement where net income is presented or in the notes to the financial statements. This guidance is effective for fiscal periods beginning after December 15, 2012, and is to be applied prospectively. We will comply with this guidance as of January 1, 2013, and the adoption of the guidance will not have a material impact on our financial statements.

In October 2012, the FASB issued updated guidance on technical corrections and other revisions to various FASB codification topics. The guidance represents changes to clarify the codification, correct unintended application of the guidance or make minor improvements to the codification. The guidance also amends various codification topics to reflect the measurement and disclosure requirements of Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures. Certain amendments in this guidance are effective for fiscal periods beginning after December 15, 2012, while the remainder of the amendments is effective immediately. We previously adopted the guidance that was effective immediately and it did not have a material impact on our financial statements. We will comply with the remainder of the guidance as of January 1, 2013, and it will not have a material impact on our financial statements.

In August 2012, the FASB issued updated guidance on technical corrections to the U.S. Securities and Exchange Commission (“SEC”) guidance in the U.S. GAAP hierarchy. The SEC guidance was updated to make it more consistent with U.S. GAAP issued by the FASB. The principal changes of the guidance involve revision or removal of accounting guidance references and other conforming changes to ensure consistent referencing throughout the SEC’s Staff Accounting Bulletins. This guidance was effective immediately and it did not have a material impact on our financial statements.

In July 2012, the FASB issued updated guidance on the annual testing of indefinite-lived intangible assets for impairment. The amendments allow an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If, based on its qualitative assessment, an entity concludes it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We will comply with this guidance as of January 1, 2013, and it will not have a material impact on our financial statements.

In December 2011, the FASB issued updated guidance which amends the disclosure requirements regarding the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. Under the guidance, an entity must disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB issued updated guidance which clarified that the 2011 amendment to the balance sheet offsetting standard does not cover transactions that are not considered part of the guidance for derivatives and hedge accounting. This guidance is effective for fiscal periods beginning on or after January 1, 2013.

NETWORK-1 SECURITY SOLUTIONS, INC.

Note B - Summary of Significant Accounting Policies  (continued)

We will comply with this guidance as of January 1, 2013, and it will not have a material impact on our financial statements.

Note C - Patents

In November 2003, the Company acquired a portfolio of telecommunications and data networking patents (six patents) from Merlot Communications, Inc., the successor of which is BAXL Technologies, Inc. (the "Seller").  The purchase price for the patent portfolio was $100,000.  As additional consideration for the purchase, the Company granted the Seller a nonexclusive, royalty free, perpetual license for the term of each patent to use the patents for the development, manufacture or sale of its own branded products to end users.  The cash price has been capitalized and is being amortized over the remaining useful life of each patent.  The Company had agreed to pay the Seller 20% of the net income, as defined, after the first $4,000,000 of net income realized by the Company on a per patent basis from the sale or licensing of the patents.  On January 18, 2005, the Company and Seller amended the Patent Purchase Agreement "Amendment") pursuant to which the Company paid additional purchase price of $500,000 to Seller in consideration for the restructuring of future contingent payments to Seller from the licensing or sale of the Patents.  Such $500,000 has been recorded as an expense in 2005. The Amendment provides for future contingent payments by the Company to Seller of $1.0 million upon achievement of $25 million of Net Royalties (as defined), an additional $1.0 million upon achievement of $50 million of Net Royalties and an additional $500,000 upon achievement of $62.5 million of Net Royalties from licensing or sale of the patents acquired from the Seller.  Amortization expense amounted to $9,000 for both years ended December 31, 2012 and 2011.  At December 31, 2011, a payment of $1.0 million was payable to Seller since Net Royalties of $25 million was achieved.  This amount has been recorded as additional patent expense for the year ended December 31, 2011 and has been paid to Seller.

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

The fair value of options on the date of grant is estimated using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	Year Ended
	December 31,
	2012	2011

Risk-free interest rates	0.71% - 1.75%	2.05% - 2.18%
Expected option life in years	5 years – 10 years	5 years
Expected stock price volatility	43.54% - 45.86%	42.04%
Expected dividend yield	0.00%	0.00%

The weighted average fair value on the option grant date during the years ended December 31, 2012 and 2011 was $0.59 and $0.63 per option, respectively.

NETWORK-1 SECURITY SOLUTIONS, INC.

Note D - Stockholders' Equity (continued)

The following table summarizes stock option activity for the years ended December 31:

	2012		2011
		Weighted		Weighted
		Average		Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price

Options outstanding at beginning of year	7,208,070	$0.69	7,947,613	$0.62
Granted	925,000	$1.24	430,000	$1.60
Cancelled/expired/exercised	(2,550,570)	$0.66	(1,169,531)	$0.55

Options outstanding at end of year	5,582,500	$0.78	7,208,070	$0.69

Options exercisable at end of year	4,826,250	$0.71	6,853,903	$0.65

During the years ended December 31, 2012 and 2011, the Company granted an aggregate of 925,000 and 430,000 options to its officers, directors and consultants, respectively.  The fair value of these options based on the Black-Scholes option-pricing model amounted to $549,000 and $271,000, respectively, for the 2012 and 2011 grants.  The Company recorded non-cash compensation of $141,000 and $104,000 for the vesting portion of these options for the years ended December 31, 2012 and 2011, respectively.  The Company also recognized non-cash compensation of $157,000 and $164,000 in 2012 and 2011, respectively, for the options that were granted in prior years but vested in 2012 and 2011.

During the year ended December 31, 2012, options to purchase an aggregate of 2,478,070 shares of the Company’s common stock were exercised at prices ranging from $0.14 per share to $0.68 per share, resulting in proceeds of $16,000.  As certain of these options were exercised on a cashless basis, 962,537 shares of common stock were issued.  In addition, an aggregate of 350,160 shares were delivered with a value of $487,000 to fund payroll withholding taxes on exercise.

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

During the year ended December 31, 2011, options to purchase an aggregate of 1,031,467 shares of the Company's common stock were exercised at prices of between $0.13 and $0.70 per share, for total proceeds to the Company of $163,028.  As certain of these options were exercised on a cashless basis, 851,157 shares of common stock were issued.  In addition, 230,234 shares were delivered with a value of $283,000 to fund payroll withholding taxes on exercise.

NETWORK-1 SECURITY SOLUTIONS, INC.

Note D- Stockholders’ equity (continued)

The following table presents information relating to all stock options outstanding and exercisable at December 31, 2012:

Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Options	Exercise	Life in	Options	Exercise
Price	Outstanding	Price	Years	Exercisable	Price

$0.21 - $1.60	5,582,500	$0.78	3.05	4,826,250	$ 0.71

[2]	Warrants:

As of December 31, 2012, the following are the outstanding warrants to purchase shares of the Company's common stock:

Number of	Exercise
Warrants	Price	Expiration Date

250,000	$0.68	October 8, 2013

On January 4, 2012, warrants to purchase 300,000 shares of the Company’s common stock were exercised (on a cashless basis) by an affiliated entity of the Company’s Chairman and Chief Executive Officer which resulted in the issuance of net shares of common stock of 128,572 shares.

During the year ended December 31, 2011, warrants to purchase an aggregate of 50,000 shares of the Company's common stock were exercised at a price of $0.68 per share, on a cashless basis resulting in the issuance of 24,815 shares.

On May 20, 2011, the Company extended for three years the expiration dates of warrants (expiring in 2011) to purchase an aggregate of 350,000 shares of common stock held by the Chief Executive Officer and a Director and the Company recorded non-cash compensation of $300,000 with respect to such extensions.

Note E - Commitments and Contingencies

[1]	Legal fees:

Dovel & Luner, LLP provides legal services to the Company with respect to the Company’s pending patent litigation filed in September 2011 against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler (See Note J[1]).  The terms of the Company’s agreement with Dovel & Luner LLP essentially provides for legal fees on a full contingency basis ranging from 12.5% to 35% (with certain exceptions) of the net recovery (after deduction for expenses) depending on the stage of the preceding in which a result (settlement or judgment) is achieved.  For the year ended December 31, 2012, the Company incurred legal fees and expenses of $344,000 with respect to the litigation.

NETWORK-1 SECURITY SOLUTIONS, INC.

Note E - Commitments and Contingencies (continued)

Dovel & Luner, LLP provided legal services to the Company with respect to the Company’s patent litigation settled in July 2010 against several major data networking equipment manufacturers.  (See Note J[2]).  The terms of the Company’s agreement with Dovel & Luner, LLP provided for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of up to 24% (based on the settlement being achieved at the trial stage) including legal fees of local counsel in Texas.  With respect to royalty payments payable quarterly by Cisco in accordance with the Company’s settlement and license agreement with Cisco (See Note J[2]),the Company has an obligation to pay Dovel & Luner 24% of such royalties received after expenses).  During the years ended December 31, 2012 and 2011, total contingency fees incurred to Dovel & Luner, LLP (including local counsel) approximated $1,726,000 and $1,651,000, respectively.

With respect to the Company’s litigation against D-Link, which was settled in May 2007, the Company utilized the services of Blank Rome, LLP, on a full contingency basis.  In accordance with the Company’s contingency fee agreement with Blank Rome LLP, once the Company recovers its expenses related to the litigation (which has not been achieved yet), the Company is obligated to pay legal fees to Blank Rome LLP equal to 25% of the royalty revenue received by the Company from its license agreement with D-Link.

[2]	Services agreement:

On November 30, 2004, the Company entered into a master services agreement (the "Agreement") with ThinkFire Services USA, Ltd. ("ThinkFire") pursuant to which ThinkFire has been granted the exclusive worldwide rights (except for direct efforts by the Company and related companies) to negotiate license agreements for the Remote Power Patent with respect to certain potential licensees agreed to between the parties.  Either the Company or ThinkFire can terminate the Agreement upon 60 days' notice for any reason or upon 30 days' notice in the event of a material breach.  The Company agreed to pay ThinkFire a fee not to exceed 20% of the royalty payments received from license agreements consummated by ThinkFire on its behalf after the Company recovers its expenses.  For the years ended December 31, 2012 and December 31, 2011, fees incurred to ThinkFire amounted to $97,000 and $85,000, respectively.

[3]	Operating leases:

The Company leases its principal office space in New York City at a monthly base rent of approximately $3,500 which lease expires in November 2013.

NETWORK-1 SECURITY SOLUTIONS, INC.

Note E - Commitments and Contingencies (continued)

On June 16, 2011, the Company entered into a four-year lease agreement commencing July 18, 2011 to rent office space, consisting of approximately 2,400 square feet, for offices in New Canaan, Connecticut.  In accordance with the lease, the Company pays a base rent of $6,400 per month for the first two years, $6,800 per month for the third year and $7,000 per month for the fourth year.  The base rent is subject to annual adjustments to reflect increases in real estate taxes and operating expenses.  The Company also entered into a one year sublease (which expired July 2012) at a base rent of $3,700 per month to sublet approximately 50% of the space to a third party.

Rental expense for the years ended December 31, 2012 and 2011 aggregated $99,000 and $72,000, respectively, net of sublease income of $26,000 and $18,000.

[4]	Savings and investment plan:

The Company has a Savings and Investment Plan which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986.  The Company also may make discretionary annual matching contributions in amounts determined by the Board of Directors, subject to statutory limits.  The 401(k) Plan expense for the years ended December 31, 2012 and 2011 was $33,000 and $32,500, respectively.

Note F – Income Taxes

At December 31, 2012, the Company had net operating loss carryforwards (NOLs) totaling approximately $25,255,000 expiring through 2029, with a future tax benefit of approximately $8,840,000.  During 2011, as a result of the Company’s recent results and projected future operating results, management determined that a portion of the NOL was more likely than not to be utilized resulting in the recording of a one-time, non-cash tax benefit of $7,000,000 (income) or $0.29 per share (basic) for the three and six month periods ended June 30,2011.  At December 31, 2011, $6,903,000 has been recorded as a deferred tax asset on the Company’s balance sheet and $6,903,000 (or $0.22 per share on a diluted basis) has also been recorded as deferred tax benefit on the Company’s statement of income for the year ended December 31, 2011.  At December 31, 2012, $6,194,000 has been recorded as a deferred tax asset on the Company’s balance sheet.  During the year ended December 31, 2012 as a result of income (before taxes) for the period of $3,372,000, $37,000 was recorded as income tax expense and the deferred tax asset was reduced by $709,000 to $6,194,000.  To the extent that the Company earns income in the future, it will report income tax expense and such expense attributable to federal income taxes will reduce the recorded income tax benefit asset reflected on the balance sheet.  Management will continue to evaluate the recoverability of the NOL and adjust the deferred tax asset appropriately.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

NETWORK-1 SECURITY SOLUTIONS, INC.

Note F – Income Taxes (continued)

The principal components of the net deferred tax assets are as follows:

	Year Ended
	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$8,840,000	$9,450,000
Options and warrants not yet deducted, for tax purposes	420,000	990,000

	9,250,000	10,440,000
Valuation allowance	(3,066,000)	(3,537,000)

Net deferred tax assets	$6,194,000	$6,903,000

The reconciliation between the taxes as shown and the amount that would be computed by applying the statutory federal income tax rate to the income before income taxes is as follows:

	Year Ended
	December 31,
	2012	2011

Income tax - statutory rate	34.0%	34.0%
State and local, net	0.0%	0.0%
Valuation allowance on deferred tax assets	(12.0)%	(461.3)%
(Utilization of NOL)

While only the tax returns for the four years ended December 31, 2012 are open for examination for taxes payable for those years, tax authorities could challenge returns for earlier years to the extent that they generated loss carry forwards that are available for those or future years.

Note G - Concentrations

The Company places its cash investments in high quality financial institutions which at December 31, 2012 exceed the Federal Insurance Deposit Corporation $250,000 limit.  At December 31, 2012, the Company invested $21,733,000 in a money market fund.

Note H - Related Party Transactions

[1]	On April 25, 2012, the Company repurchased 27,757 shares of its common stock from its Chief Financial Officer at a purchase price of $1.35 per share or aggregate consideration of $37,472.

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

[3]
On May 20, 2011, the Company's Board of Directors approved three year extensions of the expiration dates (which were to expire in 2011) for certain outstanding options and warrants to purchase an aggregate of 1,095,218 shares of common stock, exercisable at $0.13 and $0.68 per share, which included options and warrants held by the Chairman and Chief Executive Officer, and an affiliated entity (aggregate of 835,218 shares), Chief Financial Officer (75,000 shares), and two directors (aggregate 150,000 shares).  The extensions of the expiration dates for the Chairman and CEO (515,218 shares), Chief Financial Officer (75,000 shares), and two directors (aggregate 100,000 shares) were subsequently cancelled in December

NETWORK-1 SECURITY SOLUTIONS, INC.

Note H - Related Party Transactions (continued)

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

Note I - Employment Arrangements and Other Agreements

[1]
On November 1, 2012, the Company entered into a new employment agreement (the “Agreement”) with its Chairman and Chief Executive Officer for a one year term (which shall automatically be extended for two successive one year periods unless terminated by the Company) at an annual base salary of $415,000.  The Agreement established an annual target bonus of $150,000 for the Chairman and Chief Executive Officer based on performance criteria to be established on an annual basis by the Board of Directors (or compensation committee).  For the year ended December 31, 2012, the Chairman and Chief Executive Officer received the target bonus of $150,000.  In connection with the Agreement, the Chairman and Chief Executive Officer was issued a ten year option to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.19 per share, which vests in equal quarterly amounts of 41,667 shares beginning November 1, 2012 through August 31, 2015, subject to acceleration upon a change of control.  The Chairman and Chief Executive Officer shall forfeit the balance of unvested shares if his employment has been terminated “For Cause” (as defined) by the Company or by him without "Good Reason" (as defined).

Under the terms of the Agreement, the Chairman and Chief Executive Officer also receives incentive compensation in an amount equal to 5% of the Company’s gross royalties or other payments or proceeds (without deduction of legal fees or any other expenses) with respect to its Remote Power Patent and a 10% net interest (gross royalties and other payments or proceeds after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company’s royalties and other payments with respect to its other patents besides the Remote Power Patent (the “Additional Patents”) (the “Incentive Compensation”).  For the years ended December 31, 2012 and December 31, 2011, the Chairman and Chief Executive Officer earned Incentive Compensation of $434,891 and $369,922, respectively.  The Incentive Compensation shall continue to be paid to Chairman and Chief Executive Officer for the life of each of the Company’s patents with respect to licenses entered into with third parties during the term of his employment or at anytime thereafter, whether he is employed by the Company or not; provided, that, the Chairman and Chief Executive Officer’s employment has not been terminated by the Company “For Cause” (as defined) or terminated by him without “Good Reason” (as defined).  In the event of a merger or sale of substantially of the assets of the Company, the Company has the option to extinguish the right of Chairman and Chief Executive Officer to receive future Incentive Compensation by payment to him of a lump sum payment, in an amount equal to the fair market value of such future interest as determined by an independent third party expert if the parties do not reach agreement as to such value.  In the event that Chairman and Chief Executive Officer’s employment is terminated by the Company “Other Than For Cause” (as defined) or by him for “Good Reason” (as defined), the Chairman and Chief Executive Officer shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) a pro-rated portion of the $150,000 target bonus provided bonus criteria have been satisfied on a pro-rated basis through the calendar quarter in which the termination occurs and (iii) accelerated vesting of all unvested options and warrants.

In connection with the Agreement, the Chairman and Chief Executive Officer has also agreed not to compete with the Company as follows: (i) during the term of the Agreement and for a period of 12 months thereafter if his employment is terminated “Other Than For Cause” (as defined) provided he is paid his 12 month base salary severance amount and (ii) for a period of two years from the termination date, if terminated “For Cause” by the Company or “Without Good Reason” by Chairman and Chief Executive Officer.

NETWORK-1 SECURITY SOLUTIONS, INC.

Note I - Employment Arrangements and Other Agreements (continued)

[2]
On June 8, 2009, the Company entered into an Employment Agreement (the “Agreement”) with the Chairman and Chief Executive Officer for a three year term (which expired in June 2012) at an annual base salary of $375,000 (retroactive to April 1, 2009) for the first year and increasing 5% on each of April 1, 2010 and April 1, 2011.  During the term of the Agreement, the Chairman and Chief Executive Officer received a cash bonus in an amount no less than $150,000 on an annual basis.  In connection with the Agreement, the Chairman and Chief Executive Officer was issued a ten year option to purchase 750,000 shares of common stock at an exercise price of $0.83 per share, which vested in equal quarterly amounts of 62,500 shares beginning June 30, 2010 through March 31, 2012.  In addition to the aforementioned option grant, the Company extended for an additional 5 years the expiration dates of all options (an aggregate of 417,500 shares) expiring in the calendar year 2009 owned by the Chairman and Chief Executive Officer. Under the terms of the Agreement, the Chairman and Chief Executive Officer also received additional bonus compensation in an amount equal to 5% of the Company’s royalties or other payments with respect to the Company’s Remote Power Patent (before deduction of payments to third parties including, but not limited to, legal fees and expenses and third party license fees).

[3]
On February 3, 2011, the Company entered into an agreement with its Chief Financial Officer for his continued service through December 31, 2012.  In consideration for his services, the Chief Financial Officer was compensated at the rate of $9,000 per month for the year ending December 31, 2011 and was to be compensated at the rate of $9,450 per month for the year ending December 31, 2012.  In connection with the agreement, the Chief Financial Officer was also issued a five year option to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.59 per share.  The option vested 50,000 shares on the date of grant and the balance of the shares (50,000) vested on the one year anniversary date (February 3, 2012) from the date of grant.

[4]
On April 12, 2012, the Company entered into an agreement, with its Chief Financial Officer which amended the agreement, dated February 3, 2011 (See Note I[3] above), pursuant to which he continued to serve the Company.  The amendment (the "Amendment") provided as follows: (i) the term of service of the Chief Financial Officer shall be extended until December 31, 2013; (ii) monthly compensation shall be increased to $11,000 per month; and (iii) the Chief Financial Officer was granted a five year option to purchase 75,000 shares of the Company’s common stock at an exercise price of $1.40 per share, which option vests over a one year period in equal quarterly amounts of 18,750 shares.  Except as provided in the Amendment, all other terms of the Agreement, dated February 3, 2011, remain in full force and effect.

Note J – Litigation

[1]
In September 2011, the Company initiated patent litigation against 16 data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of its Remote Power Patent.  Named as defendants in the lawsuit, excluding related parties, were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inx., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transitions Networks, Inc.  Network-1 seeks monetary damages based upon reasonable royalties.  During the year ended December 31, 2012, the Company reached settlement agreements with defendants Motorola Solutions, Inc. ("Motorola"), Transition Networks, Inc. ("Transition Networks") and GarretCom, Inc. (“GarretCom”).  In February 2013, the Company reached settlement agreements with Allied Telesis, Inc. (“Allied Telesis”) and NEC Corporation (“NEC”).  As part of the settlements, Motorola, Transition Networks, GarretCom, Allied Telesis and NEC each entered into a non-exclusive license agreement for the Company’s Remote Power Patent pursuant to which each such defendant agreed to license the Remote Power Patent for its full term (which expires in March 2020) and pay a license initiation fee and quarterly or annual royalties based on their sales of PoE products.

[2]
In July 2010, the Company settled its patent litigation pending in the United States District Court for the Eastern District of Texas, Tyler Division, against Adtran, Inc, Cisco Systems, Inc. and Cisco-Linksys, LLC, (collectively, “Cisco”), Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., and 3Com Corporation, Inc.  As part of the settlement, Adtran, Cisco, Enterasys, Extreme Networks and Foundry Networks each entered into a settlement agreement with the Company and entered into non-exclusive licenses for our Remote Power Patent (the “Licensed Defendants”).  Under the terms of the licenses, the Licensed Defendants paid the Company aggregate upfront payments of approximately $32 million and also

NETWORK-1 SECURITY SOLUTIONS, INC.

Note J – Litigation (continued)

agreed to license the Remote Power Patent for its full term, which expires in March 2020.  In accordance with the Settlement and License Agreement, dated May 25, 2011, which expanded upon the July 2010 agreement, Cisco is obliged to pay the Company royalties (which began in the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent.  The royalty payments are subject to certain conditions including the continued validity of the Company’s Remote Power Patent, and the actual royalty amounts received may be less than the caps stated above, as was the case in 2012 and 2011.  Under the terms of the Agreement, if the Company grants other licenses with lower royalty rates to third parties (as defined in the Agreement), Cisco shall be entitled to the benefit of the lower royalty rates provided it agrees to the material terms of such other license.  Under the terms of the Agreement, the Company has certain obligations to Cisco and if it materially breaches such terms, Cisco will be entitled to stop paying royalties to the Company.  This would have a material adverse effect on the Company’s business, financial condition and results of operations.

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

[3]
On July 20, 2012, an unknown third party filed with the United States Patent and Trademark Office (USPTO) a request for an Ex Parte Reexamination, requesting that our Remote Power Patent be reexamined by the USPTO.  The request for reexamination was stayed on December 21, 2012 pending the termination or completion of the Inter Partes Review proceedings described in Note J[4] below.  The initial grant of the reexamination by USPTO is not unusual as the majority of such applications are initially granted by USPTO.  While the Company believes that the reexamination proceeding will further validate and strengthen the Remote Power Patent, should the USPTO reach a final determination that the Remote Power Patent is invalid (unless overturned by the Board of Patent Appeals and Interference or the United States Court of Appeals for the Federal Circuit), such a determination would have a material adverse effect on the Company as its entire current revenue stream is dependent upon the continued validity of our Remote Power Patent.

[4]
There have been two Inter Partes Review petitions filed in the USPTO pertaining to the Company’s Remote Power Patent.  On December 5, 2012, Avaya Inc. filed a petition to institute an Inter Partes Review of the Remote Power Patent.  On December 19, 2012, Sony Corporation of America, Axis Communications AB, and Axis Communications, Inc. filed a separate petition to also institute an Inter Partes Review of the Remote Power Patent.  Petitioners in each inter-partes review seek to cancel certain claims of the Remote Power Patent as unpatentable.  The USPTO has not yet made a determination of whether a trial will proceed in either Inter Partes Review proceeding.  In the event that the USPTO reaches a final determination in the Inter Partes Review proceedings that certain of our claims related to the Remote Power Patent are unpatentable such a determination would have a material adverse effect on our business, financial condition and results of operations.

NETWORK-1 SECURITY SOLUTIONS, INC.

NOTE K – STOCK REPURCHASE PROGRAM

On August 22, 2011, the Company announced that the Board of Directors approved a share repurchase program to repurchase up to $2,000,000 of shares of its common stock over the next 12 months (“Share Repurchase Program”).  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion.  The timing and amount of the shares repurchased will be determined by management based on its evaluation of market conditions and other factors.  The repurchase program may be increased, suspended or discontinued at any time.  On January 31, 2012, the Board of Directors increased the Share Repurchase Program to repurchase up to an additional $2,000,000 (or an aggregate of $4,000,000) of the Company's common stock.  During the year ended December 31, 2012, the Company repurchased an aggregate of 736,357 shares of common stock pursuant to its Share Repurchase Program at a cost of $880,329 or an average price per share of $1.19.

NOTE L – SUBSEQUENT EVENTS

[1]
On January 24, 2013, the Board of Directors of the Company further increased the Company’s Share Repurchase Program (See Note [K] hereof) to repurchase up to an additional $1,000,000 (or an aggregate of $5,000,000) of the Company’s common stock over the next 12 months.

[2]
On January 24, 2013, the Company issued annual option grants to each of its four non-management directors to purchase 25,000 shares of common stock, at an exercise price of $1.19 per share, which options vest on a quarterly basis over  one year period.

[3]
On February 28, 2013, the Company completed the acquisition of 4 patents (as well as a pending patent application) pertaining to enabling technology for identification of media content for a purchase price of $1,000,000 in cash and 403,226 shares of the Company’s common stock.  In addition, the Company is obligated to pay the seller 12.5% of the net proceeds generated by the Company from licensing, sale or enforcement of the patents.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)                      Financial Statements:

The following are included under Item 8 "Financial Statements and Supplementary Data:"

Report of Independent Registered Public Accounting Firm
Balance sheets as of December 31, 2012 and 2011
Statements of income and comprehensive income for the years ended December 31, 2012 and 2011
Statements of changes in stockholders' equity for the years ended December 31, 2012 and 2011
Statements of cash flows for the years ended December 31, 2012 and 2011
Notes to financial statements

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

10.4
Settlement Agreement, dated as of May 25, 2007, between the Company and D-Link Corp. and D-Link Systems, Inc., previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 21, 2007 and incorporated herein by reference.

10.5
Agreement, dated February 8, 2008, between the Company and Dovel & Luner, previously filed on February 13, 2008 as Exhibit 10.1 to the Company's Current Report on Form 8-K and incorporated herein by reference.

10.6
Letter Agreement dated June 17, 2008, between the Company and Microsemi Corp-Analog Mixed Signal Group Ltd., previously filed on June 23, 2008 as Exhibit 10.1 to the Company's Current Report on Form 8-K and incorporated herein by reference.

10.7
License Agreement, dated August 13, 2008, between the Company and Microsemi Corporation, previously filed on August 15, 2008 as Exhibit 10.1 to the Company's Current Report on Form 8-K and incorporated herein by reference.

10.8
Settlement Agreement (including Non-Exclusive Patent License Agreement), dated May 22, 2009, between the Company and Netgear, Inc., previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, fled on May 29, 2009, and incorporated herein by reference.

10.9
Employment Agreement, dated June 8, 2009, between the Company and Corey M. Horowitz, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2009, and incorporated herein by reference.

10.10+	Form of stock option agreement, previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed on October 14, 2009 and incorporated herein by reference.

10.11
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

10.12	Settlement Agreement between the Company and Extreme Networks, Inc. Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 20, 2011.

10.13
Settlement Agreement between the Company and Foundry Networks, Inc., Enterasys Networks, Inc. and Adtran, Inc.  Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 20, 2011.

10.14	Settlement Agreement between the Company and 3Com Corporation and Hewlett Packard Corporation. Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 20, 2011.

10.15
Agreement, dated February 3, 2011, between the Company and David C. Kahn.  Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 4, 2011 and incorporated herein by reference.

10.16
Agreement, dated March 16, 2011, between the Company and Corey M. Horowitz, Chairman and Chief Executive Officer.  Previously filed as Exhibit 10.1 to the Company’s Current Report on 8-K filed on March 18, 2011.

10.17
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

10.18+
Letter Agreement, dated April 12, 2012, between the Company and David C. Kahn, Chief Financial Officer.  Previously fired as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2012.

10.19+
Employment Agreement, dated November 1, 2012, between the Company and Corey M. Horowitz, Chairman and Chief Executive Officer.  Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2012.

10.20	Patent Purchase Agreement, dated February 28, 2012, between the Company and Dr. Ingemar Cox. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 5, 2013.

14	Code of Ethics. Previously filed as Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 14, 2004 and incorporated herein by reference.

23.1*	Consent of Radin Glass Co., LLP, Independent Registered Public Accounting Firm.

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

 101          Interactive data files:

101.INS	XBRL Instance Document
101.SCH	XBRL Scheme Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

_______________________

*  Filed herewith
+  Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 22nd day of March 2013.

NETWORK-1 SECURITY SOLUTIONS, INC.

By    /s/ Corey M. Horowitz
Corey M. Horowitz
Chairman and Chief Executive Officer

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the following persons in the capacities and on the dates indicated:

NAME	TITLE	DATE
/s/ Corey M. Horowitz Corey M. Horowitz	Chairman and Chief Executive Officer, Chairman of the Board of Directors (principal executive officer)	March 22, 2013
/s/ David Kahn David Kahn	Chief Financial Officer and a Director (principal financial officer and principal accounting officer)	March 22, 2013
/s/ Emanuel Pearlman Emanuel Pearlman	Director	March 22, 2013
/s/ Laurent Ohana Laurent Ohana	Director	March 22, 2013