Form 10-Q
period 2013-03-31
NETWORK 1 SECURITY SOLUTIONS INC
filed 2013-05-15
CIK 1065078

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of Common Stock, $.01 par value per share, outstanding as of May 14, 2013 was 25,086,295.

NETWORK-1 SECURITY SOLUTIONS, INC.

Form 10-Q INDEX

PART 1 FINANCIAL INFORMATION

Item 1.  Financial Statements

NETWORK-1 SECURITY SOLUTIONS, INC.
CONDENSED BALANCE SHEETS
UNAUDITED

	MARCH 31,	DECEMBER 31,
	2013	2012
	(UNAUDITED)
ASSETS:

CURRENT ASSETS:
Cash and cash equivalents	$19,811,000	$21,983,000
Marketable securities	542,000	547,000
Royalty receivables	3,909,000	775,000
Other current assets	221,000	222,000

Total Current Assets	$24,483,000	23,527,000

OTHER ASSETS:
Deferred tax asset	$5,579,000	6,194,000
Patent, net of accumulated amortization	1,615,000	65,000
Security deposits	19,000	19,000
Other Assets	173,000	—

Total Other Assets	7,386,000	6,278,000

TOTAL ASSETS	$31,869,000	$29,805,000

LIABILITIES:

CURRENT LIABILITIES:
Accounts payable	$359,000	$232,000
Accrued expenses	1,326,000	593,000

TOTAL LIABILITIES	1,685,000	825,000

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY

Common stock - $0.01 par value; authorized 50,000,000 shares;
25,086,295 and 25,392,269 shares issued and outstanding at
March 31, 2013 and December 31, 2012, respectively	251,000	254,000

Additional paid-in capital	$58,710,000	$58,046,000
Accumulated deficit	(28,758,000)	(29,306,000)
Other comprehensive income(loss)	(19,000)	(14,000)

TOTAL STOCKHOLDERS' EQUITY	30,184,000	28,980,000

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$31,869,000	$29,805,000

See notes to condensed financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
UNAUDITED

	Three Months Ended March 31,
	2013	2012

ROYALTY REVENUE	$4,064,000	$4,425,000

COST OF REVENUE	1,225,000	1,386,000

GROSS PROFIT	2,839,000	3,039,000

OPERATING EXPENSES:
General and administrative	678,000	590,000
Non-cash compensation	112,000	91,000

TOTAL OPERATING EXPENSES	790,000	681,000

OPERATING INCOME	2,049,000	2,358,000

OTHER INCOME (EXPENSES):
Interest income, net	6,000	9,000

INCOME BEFORE INCOME TAXES	2,055,000	2,367,000

INCOME TAXES (BENEFIT)
Current	48,000	24,000
Deferred	615,000	420,000
Total Income Taxes (Benefits)	663,000	444,000

NET INCOME	$1,392,000	$1,923,000

Net Income per share
Basic	$0.06	$0.08
Diluted	$0.05	$0.07

Weighted average number of common shares outstanding:
Basic	25,013,484	25,549,328
Diluted	27,455,394	29,063,017

NET INCOME	$1,392,000	$1,923,000

OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized gain (loss) arising during the period	(5,000)	(1,000)

COMPREHENSIVE INCOME	$1,387,000	$1,922,000

See notes to condensed financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.
CONDENSED STATEMENTS OF CASH FLOW
UNAUDITED

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,392,000	$1,923,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,000	2,000
Stock based compensation	112,000	91,000
Source (use) of cash from changes in operating assets and liabilities:
Royalty receivables and other assets	(3,276,000)	(3,495,000)
Accounts payable and accrued expenses	830,000	788,000

Deferred tax asset	615,000	420,000
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(311,000)	(271,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Patents	(1,010,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares delivered to fund withholding taxes	—	(379,000)
Repurchase of treasury stock	(851,000)	(15,000)

NET CASH PROVIDED (USED IN) FINANCING ACTIVITIES	(851,000)	(394,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,172,000)	(665,000)

CASH AND CASH EQUIVALENTS, beginning of period	21,983,000	20,661,000

CASH AND CASH EQUIVALENTS, end of period	$19,811,000	$19,996,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$—	$—
Taxes	$71,000	$100,000

NON-CASH INVESTING AND FINANCING ACTIVITIES
Value of shares issued to purchase patent	$556,000	$—

See notes to condensed financial statements

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] BASIS OF PRESENTATION:

The accompanying condensed financial statements as of March 31, 2013 and for the three month periods ended March 31, 2013 and March 31, 2012 are unaudited, but, in the opinion of the management of Network-1 Security Solutions, Inc. (the "Company"), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 2013, and the results of its operations and comprehensive income and its cash flows for the three month periods ended March 31, 2013 and March 31, 2012. The condensed financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2012 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations to be expected for the full year.

[2] BUSINESS:

(a)  The Company is engaged in the acquisition, development, licensing and protection of its intellectual property.  The Company presently owns ten (10) patents that relate to various telecommunications, data networking and Internet technologies as well as the identification of media content and include, among other things, patents covering (i) the delivery of power over Ethernet ("PoE") cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras, over PoE networks, (ii) enabling technology for identifying media content on the Internet such as audio and video (see Note B[2]) and (iii) systems and methods of transmission of audio, video and data over computer and telephony networks.  The Company’s strategy is to pursue licensing and strategic alliances with companies in industries that manufacture and sell products that make use of the technologies underlying the Company’s intellectual property as well as with other users of the technologies who benefit directly from the technologies including corporate, educational and governmental entities.  To date, the Company’s licensing efforts have focused on its remote power patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the “Remote Power Patent”).  As of March 31, 2013, the Company has entered into sixteen (16) license agreements with respect to its Remote Power Patent.  The Company’s current strategy includes continuing to pursue licensing opportunities for its Remote Power Patent from vendors of PoE equipment in order to resolve possible infringement of its Remote Power Patent by such vendors.  In addition, the Company seeks to acquire, develop and license additional intellectual property assets to develop, commercialize, license or otherwise monetize such intellectual property.  The Company continually reviews opportunities to acquire or license additional intellectual property.  The Company may also enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(b)  As reflected in the accompanying financial statements, the Company had revenue of   $4,064,000 and $4,425,000 for the three month period ended March 31, 2013 and March 31, 2012, respectively.  The Company has been dependent upon royalty revenue from license of its Remote Power Patent to fund its operations.  The Company had cash and cash equivalents of approximately $19,811,000 as of March 31, 2013.

[3] STOCK-BASED COMPENSATION:

During the three month period ended March 31, 2013, the Company issued stock options to each of its four (4) non-management directors to purchase 25,000 shares of common stock at an exercise price of $1.19 per share.  Such options vest over a one year period in equal quarterly amounts, subject to continued service on the Board.  The Company recorded $12,000 in non-cash compensation in connection with the vested portion of these options for the three month period ended March 31, 2013.

During the three month period ended March 31, 2012, the Company issued to its then three (3) non-management directors stock options to purchase an aggregate of 125,000 shares of common stock at exercise prices of $1.21 and $1.32 per share.  Such options vest over a one year period in equal quarterly amounts, subject to continued service on the Board.  The Company recorded $15,000 in non-cash compensation in connection with the vested portion of these options for the three months ended March 31, 2013.

During the three month periods ended March 31, 2013 and 2012, the Company recorded non-cash compensation expense of $27,000 and $37,000 for the vested portion of options to purchase 500,000 and 750,000 shares issued to the Company’s Chairman and Chief Executive Officer in November 2012 and June 2009, respectively.  In addition, during the three month periods ended March 31, 2013 and March 31, 2012, the Company recorded non-cash compensation expense of $73,000 and $54,000, respectively, for the vested portion of options granted to its Chief Financial Officer, directors and consultants in prior years.

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

On February 3, 2011, the Company issued to its Chief Financial Officer a five-year option to purchase 100,000 shares of common stock at $1.59 per share, which option vested 50,000 shares on the date of grant and 50,000 shares on February 3, 2012. The non-cash compensation charges incurred with respect to such option grant was $32,000 for the three month period ended March 31, 2012 (See Note C[3]).

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing utilizing the following weighted average assumptions:
	THREE MONTHS ENDED MARCH 31,
	2013	2012
Risk-free interest rates Expected option life in years Expected stock price volatility Expected dividend yield	0.78% 5 years 43.54% -0-	0.71% - 0.89% 5 years. 45.86% -0-

[4] REVENUE RECOGNITION:

The Company recognizes revenue received from the licensing of its intellectual property in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB No. 104") and related authoritative pronouncements. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the license agreement, (iii) amounts are fixed or determinable, and (iv) collectibility of amounts is reasonably assured.  One licensee (Cisco Systems) constituted approximately 86% of the Company’s revenue for the three month period ended March 31, 2013.

[5] INCOME TAXES:

At March 31, 2013, the Company had net operating loss carryforwards (NOLs) totaling approximately $23,087,000 expiring through 2029, with a future tax benefit of approximately $7,850,000.  During the second quarter of 2011, as a result of the Company’s financial results and projected future operating results, management determined that a portion of the NOL was more likely than not to be utilized resulting in the recording of a one-time non-cash, income tax benefit of $7,000,000 (income) or $0.29 per share (basic) for the three months ended June 30, 2011.  At March 31, 2012 and March 31, 2013, $6,483,000 and $[5,579,000], respectively, were recorded as a deferred tax asset on the Company’s balance sheet.  During the three month period ended March 31, 2013 as a result of income (before taxes) for the quarterly period of $2,055,000, $663,000 was recorded as income tax expense and the deferred tax asset was reduced by $615,000 to $5,579,000.  To the extent that the Company earns income in the future, it will report income tax expense and such expense attributable to federal income taxes will reduce the recorded income tax benefit asset reflected on the balance sheet.  Management will continue to evaluate the recoverability of the NOL and adjust the deferred tax asset appropriately.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

[6] EARNINGS (LOSS) PER SHARE:

Basic Earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. Potential shares of 5,765,000 and 8,014,336 at March 31, 2013 and March 31, 2012, respectively, consisted of options and warrants.  Computations of basic and diluted weighted average common shares outstanding are as follows:

	Three Months Ended March 31,
	2013	2012

Weighted-average common shares outstanding – basic	25,013,484	25,549,328
Dilutive effect of options and warrants	2,441,910	3,513,689
Weighted-average common shares outstanding – diluted	27,455,394	29,063,017
Options and Warrants excluded from the computation of diluted income (loss) per share because the effect of inclusion would have been anti-dilutive	3,323,090	4,500,647

[7] CASH EQUIVALENTS:

The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). At March 31, 2013, the Company maintained cash balance of $19,561,000 in excess of FDIC limits.

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Cash and cash equivalents as of March 31, 2013 and December 31, 2012 are composed of:

	March 31, 2013	December 31, 2012

Cash	$1,066,000	$1,346,000
Money market fund	18,745,000	20,637,000
Total	$19,811,000	$21,983,000

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

NOTE B - COMMITMENTS AND CONTINGENCIES

[1] Legal Fees:

Dovel & Luner, LLP provides legal services to the Company with respect to the Company’s pending patent litigation filed in September 2011 against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler (See Note D[1]).  The terms of the Company’s agreement with Dovel & Luner LLP essentially provides for legal fees on a full contingency basis ranging from 12.5% to 35% (with certain exceptions) of the net recovery (after deduction for expenses) depending on the stage of the preceding in which a result (settlement or judgment) is achieved.  For the three month periods ended March 31, 2013 and March 31, 2012, the Company accrued legal fees and expenses of $128,000 and $264,000, respectively, due Dovel and Luner, LLP with respect to the litigation.

Dovel & Luner, LLP provided legal services to the Company with respect to the litigation settled in July 2010 against several major data networking equipment manufacturers (See Note D[2]).  The terms of the Company’s agreement with Dovel & Luner, LLP provided for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of up to 24% (based on the settlement being achieved at the trial stage).  Because of the royalty payments payable quarterly by Cisco in accordance with the Company’s settlement and license agreement with Cisco, the Company has an obligation to pay Dovel & Luner 24% of such royalties received.  During the three months ended March 31, 2013 and March 31, 2012, the Company accrued aggregate legal fees payable to Dovel & Luner, LLP of $867,000 and $880,000, respectively.

With respect to the Company’s litigation against D-Link, which was settled in May 2007, the Company utilized the legal services of Blank Rome, LLP on a full contingency basis.  In accordance with the Company’s contingency fee agreement with Blank Rome LLP, once the Company recovers its expenses related to the litigation, the Company is obligated to pay legal fees to Blank Rome LLP equal to 25% of the royalty revenue received by the Company from its license agreement with D-Link.  During the three month period ended March 31, 2013, the Company recovered its expenses related to the litigation and accrued legal fees to Blank Rome LLP of $4,000.

[2] Patent Acquisition:

On February 28, 2013, the Company completed the acquisition of 4 patents (as well as a pending patent application) pertaining to enabling technology for identification of media content for a purchase price of $1,000,000 in cash and 403,226 shares of the Company’s common stock.  In addition, the Company is obligated to pay the seller 12.5% of the net proceeds generated by the Company from licensing, sale or enforcement of the patents.  In March 2013, the Company filed six (6) additional related patent applications with the United States Patent and Trademark Office seeking patent protection based upon the original patent application filed in 2000.

NOTE B - COMMITMENTS AND CONTINGENCIES (continued)

[3] Services Agreement:

Pursuant to an agreement, dated November 30, 2004, between the Company and ThinkFire Services USA, Ltd. (“ThinkFire”), the Company is obligated to pay ThinkFire fees ranging from 5%-20% of royalty payments received from certain licensees in consideration for services performed on behalf of the Company.  At March 31, 2013 and March 31, 2012, the Company accrued fees of $22,800 and $20,700, respectively, with respect to its obligation to ThinkFire.

[4] Lease Agreement:

The Company currently leases office space in New York City at a cost of $3,500 per month which lease expires on November 30, 2013.

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

NOTE C - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

[1] On November 1, 2012, the Company entered into a new employment agreement (the “Agreement”) with its Chairman and Chief Executive Officer for a one year term (which shall automatically be extended for two successive one year periods unless terminated by the Company) at an annual base salary of $415,000.  The Agreement established an annual target bonus of $150,000 for the Chairman and Chief Executive Officer based on performance criteria to be established on an annual basis by the Board of Directors (or compensation committee).  For the year ended December 31, 2012, the Chairman and Chief Executive Officer received the target bonus of $150,000.  In connection with the Agreement, the Chairman and Chief Executive Officer was issued a ten year option to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.19 per share, which vests in equal quarterly amounts of 41,667 shares beginning November 1, 2012 through August 31, 2015, subject to acceleration upon a change of control.  The Chairman and Chief Executive Officer shall forfeit the balance of unvested shares if his employment has been terminated “For Cause” (as defined) by the Company or by him without "Good Reason" (as defined).  Under the terms of the Agreement, the Chairman and Chief Executive Officer also receives incentive compensation in an amount equal to 5% of the Company’s gross royalties or other payments or proceeds (without deduction of legal fees or any other expenses) with respect to its Remote Power Patent and a 10% net interest (gross royalties and other payments or proceeds after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company’s royalties and other payments with respect to its other patents besides the Remote Power Patent (the “Additional Patents”) (the “Incentive Compensation”).  During the three months ended March 31, 2013 and March 31, 2012 the Chairman and Chief

NOTE C - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS  (continued)

Executive Officer earned Incentive Compensation of $203,000 and $221,000, respectively.  The Incentive Compensation shall continue to be paid to Chairman and Chief Executive Officer for the life of each of the Company’s patents with respect to licenses entered into with third parties during the term of his employment or at anytime thereafter, whether he is employed by the Company or not; provided, that, the Chairman and Chief Executive Officer’s employment has not been terminated by the Company “For Cause” (as defined) or terminated by him without “Good Reason” (as defined).  In the event of a merger or sale of substantially of the assets of the Company, the Company has the option to extinguish the right of Chairman and Chief Executive Officer to receive future Incentive Compensation by payment to him of a lump sum payment, in an amount equal to the fair market value of such future interest as determined by an independent third party expert if the parties do not reach agreement as to such value.  In the event that Chairman and Chief Executive Officer’s employment is terminated by the Company “Other Than For Cause” (as defined) or by him for “Good Reason” (as defined), the Chairman and Chief Executive Officer shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) a pro-rated portion of the $150,000 target bonus provided bonus criteria have been satisfied on a pro-rated basis through the calendar quarter in which the termination occurs and (iii) accelerated vesting of all unvested options and warrants.

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

[3] On February 3, 2011, the Company entered into an agreement with its Chief Financial Officer for his continued service through December 31, 2012.  In consideration for his services, the Chief Financial Officer was compensated at the rate of $9,000 per month for the year ending December 31, 2011 and was to be compensated at the rate of $9,450 per month for the year ending December 31, 2012.  In connection with the agreement, the Chief

NOTE C - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS (continued)

Financial Officer was also issued a five year option to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.59 per share.  The option vested 50,000 shares on the date of grant and the balance of the shares (50,000) vested on the one year anniversary date (February 3, 2012) from the date of grant.

[4] On April 12, 2012, the Company entered into an agreement, with its Chief Financial Officer which amended the agreement, dated February 3, 2011 (See Note C[3] above), pursuant to which he continued to serve the Company.  The amendment (the "Amendment") provided as follows: (i) the term of service of the Chief Financial Officer shall be extended until December 31, 2013; (ii) monthly compensation shall be increased to $11,000 per month; and (iii) the Chief Financial Officer was granted a five year option to purchase 75,000 shares of the Company’s common stock at an exercise price of $1.40 per share, which option vests over a one year period in equal quarterly amounts of 18,750 shares.  Except as provided in the Amendment, all other terms of the Agreement, dated February 3, 2011, remain in full force and effect.

NOTE D - LITIGATION

[1] In September 2011, the Company initiated patent litigation against 16 data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of its Remote Power Patent.  Named as defendants in the lawsuit, excluding related parties, were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inc., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transition Networks, Inc.  Network-1 seeks monetary damages based upon reasonable royalties.  During the year ended December 31, 2012, the Company reached settlement agreements with defendants Motorola Solutions, Inc. ("Motorola"), Transition Networks, Inc. ("Transition Networks") and GarretCom, Inc. (“GarretCom”).  In February 2013, the Company reached settlement agreements with Allied Telesis, Inc. (“Allied Telesis”) and NEC Corporation (“NEC”).  As part of the settlements, Motorola, Transition Networks, GarretCom, Allied Telesis and NEC each entered into a non-exclusive license agreement for the Company’s Remote Power Patent pursuant to which each such defendant agreed to license the Remote Power Patent for its full term (which expires in March 2020) and pay a license initiation fee and quarterly or annual royalties based on their sales of PoE products.  On January 25, 2013, certain defendants filed a motion to stay the litigation pending completion or termination of the Inter Partes review proceedings (see Note D(4) below).  On March 5, 2013, the Court granted certain defendants’ motion and stayed the litigation pending the disposition of the Inter Partes review proceedings.

[2] In July 2010, the Company settled its patent litigation pending in the United States District Court for the Eastern District of Texas, Tyler Division, against Adtran, Inc, Cisco Systems, Inc. and Cisco-Linksys, LLC, (collectively, “Cisco”), Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., and 3Com Corporation, Inc.  As part of the settlement, Adtran, Cisco, Enterasys, Extreme Networks and Foundry Networks each entered into a settlement agreement with the Company and entered into non-exclusive licenses for our Remote Power Patent (the “Licensed Defendants”).  Under the terms of the licenses, the Licensed Defendants paid the Company aggregate upfront payments of approximately $32

NOTE D - LITIGATION (continued)

million and also agreed to license the Remote Power Patent for its full term, which expires in March 2020.  In accordance with the Settlement and License Agreement, dated May 25, 2011, which expanded upon the July 2010 agreement, Cisco is obliged to pay the Company royalties (which began in the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent.  The royalty payments are subject to certain conditions including the continued validity of the Company’s Remote Power Patent, and the actual royalty amounts received may be less than the caps stated above, as was the case in 2012 and 2011.  Under the terms of the Agreement, if the Company grants other licenses with lower royalty rates to third parties (as defined in the Agreement), Cisco shall be entitled to the benefit of the lower royalty rates provided it agrees to the material terms of such other license.  Under the terms of the Agreement, the Company has certain obligations to Cisco and if it materially breaches such terms, Cisco will be entitled to stop paying royalties to the Company.  This would have a material adverse effect on the Company’s business, financial condition and results of operations.

[3] On July 20, 2012, an unknown third party filed with the United States Patent and Trademark Office (USPTO) a request for an Ex Parte Reexamination, requesting that our Remote Power Patent be reexamined by the USPTO.  The request for reexamination was stayed on December 21, 2012 pending the termination or completion of the Inter Partes Review proceedings described in Note D[4] below.  The initial grant of the reexamination by USPTO is not unusual as the majority of such applications are initially granted by USPTO.  While the Company believes that the reexamination proceeding will further validate and strengthen the Remote Power Patent, should the USPTO reach a final determination that the Remote Power Patent is invalid (unless overturned by the Board of Patent Appeals and Interference or the United States Court of Appeals for the Federal Circuit), such a determination would have a material adverse effect on the Company as its entire current revenue stream is dependent upon the continued validity of our Remote Power Patent.

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

NOTE E – STOCK REPURCHASE

On August 22, 2011, the Company announced that its Board of Directors approved a share repurchase program to repurchase up to $2,000,000 of shares of its common stock over the next 12 months ("Share Repurchase Program").  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion.  The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors.  The Share

NOTE E – STOCK REPURCHASE (continued)

Repurchase Program may be increased, suspended or discontinued at any time.  On January 31, 2012, the Board of Directors increased the Share Repurchase Program to purchase up to an additional $2,000,000 (or an aggregate of $4,000,000) of the Company's common stock over the next 12 months.  On January 24, 2013, the Board of Directors increased the Share Repurchase Program to purchase up to an additional $1,000,000 (or an aggregate of $5,000,000) of the Company’s common stock over the next 12 months.  During the three month period ended March 31, 2013, the Company repurchased 709,200 shares of common stock at an average price per share of $1.20 per share or an aggregate cost of $850,715.  All such repurchased shares have been cancelled.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WHICH ARE STATEMENTS THAT INCLUDE INFORMATION BASED UPON BELIEF OF OUR MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION AVAILABLE TO MANAGEMENT.  STATEMENTS CONTAINING TERMS SUCH AS “BELIEVES”, “EXPECTS”, “ANTICIPATES”, “INTENDS” OR SIMILAR WORDS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS.  ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED BEGINNING ON PAGES 10-21 OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR 2012.

OVERVIEW

Our principal business is the acquisition, development, licensing and protection of our intellectual property. We presently own ten (10) patents covering various telecommunications, data networking and Internet related technologies including, among others, (i) patents covering the delivery of power over Ethernet (“PoE”) for the purpose of remotely powering network devices, such as wireless access points, IP phones and network based cameras, over Ethernet networks, (ii) enabling technology for identifying media content on the Internet such as audio and video, and taking further action to be performed based on such identification including, among others, the insertion of advertising and the facilitation of the purchase of goods and services related to the uploaded content and (iii) systems and methods of transmission of audio, video and data in order to achieve high quality of service (QoS).  In addition, we continually review opportunities to acquire or license additional intellectual property.  Our strategy is to pursue licensing and strategic business alliances with companies in the industries that manufacture and sell products that make use of the technologies underlying our intellectual property as well as with other users of the technology who benefit directly from the technology including corporate, educational and governmental entities.

To date our efforts with respect to our intellectual property have primarily focused on licensing our patent (U.S. Patent No. 6,218,930) covering delivery of power over Ethernet cables (the “Remote Power Patent”).  As of March 31, 2013, we had entered into sixteen (16) license agreements with respect to our Remote Power Patent which, among others, include license agreements with Cisco Systems, Inc. and Cisco Linksys, Extreme Networks, Inc., Netgear, Inc., Microsemi Corporation, Motorola Solutions, Inc. and NEC Corporation and several other major data networking equipment manufacturers (See Note D to our financial statements included in this quarterly report).  Our current strategy includes continuing to pursue licensing opportunities for our Remote Power Patent from vendors of PoE equipment in order to resolve possible infringement of the Remote Power Patent by such vendors.  In addition, we are seeking to acquire additional intellectual property assets to develop, commercialize, license or otherwise monetize such intellectual property.  We may also enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.  The form of such relationships may differ depending upon the opportunity and may include, among other things, a strategic investment in such third party, the provision of financing to such third party or the formation of a joint venture with such third party for the purpose of monetizing their intellectual property assets.

On February 28, 2013, as part of our acquisition strategy, we acquired four patents (as well as a pending patent application) pertaining to the identification of media content on the Internet for a purchase price of $1,000,000 in cash and 403,226 shares of our common stock.  In addition, we are obligated to pay the seller 12.5% of the net proceeds generated by us from licensing, sale or enforcement of the patents (See Note B[2] to our financial statements included in this quarterly report).  In March 2013, we filed six (6) additional related patent applications with the United States Patent and Trademark Office seeking patent protection based upon the original patent application filed in 2000.

In September 2011, we initiated patent litigation against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  Named as defendants in the lawsuit (excluding related parties) were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inc., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transition Networks, Inc.  Network-1 seeks monetary damages based upon reasonable royalties.  During the year ended December 31, 2012, we reached settlement agreements with defendants Motorola Solutions, Inc. ("Motorola"), Transition Networks, Inc. ("Transition Networks") and GarretCom, Inc.  In February 2013, we reached settlement agreements with Allied Telesis, Inc. (“Allied Telesis”) and NEC Corporation (“NEC”).  As part of the settlements, Motorola, Transition Networks, GarretCom, Allied Telesis and NEC each entered into a non-exclusive license agreement for our Remote Power Patent pursuant to which each such defendant agreed to license our Remote Power Patent for its full term (which expires in March 2020) and pay a license initiation fee and quarterly or annual royalties based on their sales of PoE products.  On January 25, 2013, certain defendants filed a motion to stay the litigation pending completion or termination of the Inter Partes review proceedings (see below and Note D(4) to the financial statements included in this quarterly report).  On March 5, 2012, the Court granted certain defendants’ motion and stayed the litigation pending the disposition of the Inter Partes review proceedings.

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

For the three month periods ended March 31, 2013 and March 31, 2012, our royalty revenue from Cisco constituted 86% and 81% of our revenue, respectively.  Due to our annual royalty rate structure with Cisco which includes declining rates as the volume of PoE product sales increase during the year, royalties from Cisco are anticipated to be highest in the first quarter of the calendar year and decline for each of the remaining calendar quarters of the year.

On July 20, 2012, an unknown third party filed with the United States Patent and Trademark Office (“USPTO”) a request for ex parte reexamination of certain claims of our Remote Power Patent.  On September 5, 2012, the USPTO issued an order granting the reexamination.  The request for reexamination was stayed by the USPTO on December 21, 2012 pending the termination or completion of the Inter Partes Review proceedings described below.  The initial grant of the reexamination by USPTO is not unusual as the majority of such applications are initially granted.  While Management believes that the reexamination proceeding will further validate and strengthen our Remote Power Patent, should the USPTO reach a final determination that the Remote Power Patent is invalid (unless overturned by the Board of Patent Appeals and Interference or the United States Court of Appeals for the Federal Circuit), such a determination would have a material adverse effect on the Company as its entire current revenue stream is dependent upon the continued validity of our Remote Power Patent.

In addition to the reexamination proceeding referenced above, there have been two Inter Partes Review petitions filed in the USPTO pertaining to our Remote Power Patent.  On December 5, 2012, Avaya Inc. filed a petition to institute an Inter Partes Review of the Remote Power Patent.  On December 19, 2012, Sony Corporation of America, Axis Communications AB, and Axis Communications, Inc. filed a separate petition to also institute an Inter Partes Review of the Remote Power Patent.  Petitioners in each Inter Partes Review seek to cancel certain claims of the Remote Power Patent as unpatentable.  The USPTO has not yet made a determination of whether a trial will proceed in either Inter Partes Review proceeding.  In the event that the USPTO reaches a final determination in the Inter Partes Review proceedings or the ex parte reexamination that certain of our claims related to the Remote Power Patent are unpatentable, such a determination (unless overturned) would have a material adverse effect on our business, financial condition and results of operations as our entire revenue stream is dependent upon the continued validity of our Remote Power Patent.

At March 31, 2013, we had net operating loss carryforwards (NOLs) totaling approximately $23,087,000 expiring through 2029, with a future tax benefit of approximately $7,850,000.  During the second quarter of 2011, as a result of the Company’s recent results and projected future operating results, management determined that a portion of the NOL was more likely than not to be utilized resulting in the recording of a one-time, non-cash, income tax benefit of $7,000,000 (income) or $0.29 per share (basic) for the three months ended June 30, 2011.  Accordingly, at March 31, 2012 and March 31, 2013, $6,483,000 and $5,579,000 were recorded as a deferred tax asset on our balance sheet.  During the three month period ended March 31, 2013 as a result of income (before taxes) for the quarterly period of $2,055,000, $663,000 was recorded as income tax expense and the deferred tax asset was reduced by $615,000 to $5,579,000.  To the extent that we earn income in the future, we will report income tax expense and such expense attributable to federal income taxes will reduce the recorded income tax asset reflected on the balance sheet.  Management will continue to evaluate the recoverability of the NOL and adjust the deferred tax asset appropriately.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared To Three Months Ended March 31, 2012

Revenue.  We had revenue of $4,064,000 for the three months ended March 31, 2013 as compared to revenue of $4,425,000 for the three months ended March 31, 2012, which was related to the receipt of royalties pursuant to license agreements for our Remote Power Patent.  The decrease of $361,000 or 8% in revenue for the three months ended March 31, 2013 was primarily due to greater license initiation fees from litigation settlements achieved in the three months ended March 31, 2012 of $565,000 as compared to $258,000 of such license initiation fees from litigation settlements for the three months ended March 31, 2013 (See Note D[1] to our financial statements included in this quarterly report).  Net of such license initiation fees, revenues for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, decreased 1.4% from $3,860,000 to $3,806,000.

Cost of Revenue.  We had a cost of revenue of $1,225,000 and $1,386,000 for the three months ended March 31, 2013 and March 31, 2012, respectively.  Included in the cost of revenue for the three months ended March 31, 2013 were contingent legal fees of $999,000 payable to our patent litigation counsels (See Note B[1] to our financial statements included in this quarterly report) and $203,000 of incentive (royalty bonus) compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (See Note C[1] to our financial statements included in this quarterly report).  Included in the cost of revenue for the three months ended March 31, 2012 were contingent legal fees of $1,144,000 payable to our patent litigation counsel and $221,000 of incentive (royalty bonus) compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.

Gross Profit.  The gross profit for the three months ended March 31, 2013 was $2,839,000 as compared to $3,039,000 for the three months ended March 31, 2012.  The decreased gross profit of $200,000 or 6.6% for the three months ended March 31, 2013 was primarily due to decreased license initiation fees from litigation settlements.

Operating Expenses.  Operating expenses for the three months ended March 31, 2013 were $790,000 as compared to $681,000 for the three months ended March 31, 2012.  General and administrative expenses include overhead expenses, and finance, accounting, legal and other professional services incurred by us.  General and administrative expenses increased by $88,000 from $590,000 for the three months ended March 31, 2012 to $678,000 for the three months ended March 31, 2013, due primarily to increased legal fees and costs incurred in connection with the acquisition of four patents pertaining to the identification of media content on the Internet (See Note B [3] to the financial statements included in this quarterly report) and potential patent acquisitions.

Interest Income.  Interest income for the three months ended March 31, 2013 was $6,000 as compared to interest income of $9,000 for the three months ended March 31, 2012.

Operating Income. We had an operating income of $2,049,000 for the three months ended March 31, 2013 compared with an operating income of $2,358,000 for the three months ended March 31, 2012.

Income Taxes (Benefit).  A provision for federal, state and local income taxes of $663,000 and $444,000 which included a $615,000 and $420,000 reduction in our deferred tax asset were recorded for the three months ended March 31, 2013 and March 31, 2012, respectively.

Deferred Tax Benefit/NOLs.  At March 31, 2013, we had net operating loss carryforwards (NOLs) totaling approximately $23,087,000 expiring through 2029, with a future tax benefit of approximately $7,850,000.  During the second quarter of 2011, as a result of the Company’s recent results and projected future operating results, management determined that a portion of the NOL was more likely than not to be utilized resulting in the recording of a one-time, non-cash, income tax asset of $7,000,000 (income) or $29 per share (basic) for the three months ended June 30, 2011.  Accordingly, at March 31, 2012 and March 31, 2013, $6,483,000 and $5,579,000, respectively, were recorded as a deferred tax asset on our balance sheet.  During the three month period ended March 31, 2013 as a result of income (before taxes) for the period of $2,055,000, $663,000 was recorded as income tax expense and the deferred tax asset was reduced by $615,000 to $5,579,000.  To the extent that we earn income in the future, we will report income tax expense and such expense attributable to federal income taxes will reduce the recorded income tax asset reflected on the balance sheet.  Management will continue to evaluate the recoverability of the NOL and adjust the deferred tax asset appropriately.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

Net Income.  As a result of the foregoing, we realized net income of $1,392,000 or $0.06 per share (basic) and $0.05 per share (diluted) for the three months ended March 31, 2013 compared with net income of $1,923,000 or $0.08 per share (basic) and $0.07 per share (diluted) for the three months ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from royalty revenue from licensing our Remote Power Patent.  In accordance with our patent litigation settlement achieved in July 2010, we received aggregate upfront payments of approximately $32 million (net proceeds of $22 million after payment of legal fees and expenses and bonus compensation) and Cisco agreed to pay us quarterly royalties (which began for the first quarter of 2011).  (See Note D[2] to our financial statements included in this quarterly report).  At March 31, 2013 our principal sources of liquidity consisted of cash and cash equivalents of approximately $19,811,000 and working capital of approximately $22,788,000.  We believe based on our current cash position and projected licensing revenue from our existing license agreements that we will have sufficient cash to fund our operations for the foreseeable future, although this may not be the case.

Working capital increased by $86,000 to $22,788,000 at March 31, 2013 as compared to working capital of $22,702,000 at December 31, 2012.  The increase in working capital was primarily due to an increase in royalty receivables of $3,134,000 offset by a decline in cash and cash equivalents of $2,172,000 primarily due to cash of $851,000 used to repurchase shares pursuant to our Share Repurchase Program and cash of $1,010,000 used for the purchase of patents as well as increases in accrued expenses of $733,000 and accounts payable of $127,000.

We maintain our cash primarily in money market accounts.  We do not have any derivative financial instruments.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities except for the lease obligations set forth in Note B[4] to our financial statements included in this quarterly report.

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

(b) Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

In September 2011, we initiated patent litigation against 16 data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  Named as defendants in the lawsuit, excluding related parties, were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inc., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transition Networks, Inc.  Network-1 seeks monetary damages based upon reasonable royalties.  In March 2012, we reached settlement agreements with defendants Motorola Solutions, Inc. ("Motorola") and Transition Networks, Inc. ("Transition Networks").  In October 2012, we reached a settlement with defendant GarretCom, Inc (“GarretCom”).  In February 2013, we reached settlement agreements with Allied Telesis, Inc. (“Allied Telesis”) and NEC Corporation (“NEC”).  As part of the settlements, Motorola, Transition Networks, GarretCom, Allied Telesis and NEC each entered into a non-exclusive license agreement for our Remote Power Patent pursuant to which each such defendant agreed to license our Remote Power Patent for its full term (which expires in March 2020) and pay a license initiation fee and quarterly or annual royalties based on their sales of PoE products.  On June 27, 2012, defendant Axis Communications made a motion to dismiss, or alternatively to sever, on the grounds of misjoinder.  Several defendants joined in the motion.  On July 16, 2012 we filed our opposition to the motion.  On January 17, 2013, the Court granted in part defendants’ motion by granting severance and consolidating all the actions for pre-trial issues, except venue.  On January 25, 2013, certain defendants filed a motion to stay the litigation pending completion or termination of the Inter Partes review proceedings (see below and Note D(4) to the financial statements included in this quarterly report).  On March 5, 2012, the Court granted certain defendants’ motion and stayed the litigation pending the disposition of the Inter Partes review proceedings.

On July 20, 2012, an unknown third party filed with the United States Patent and Trademark Office (“USPTO”) a request for ex parte reexamination of certain claims of our Remote Power Patent.  On September 5, 2012, the USPTO issued an order granting the reexamination.  The request for reexamination was stayed by the USPTO on December 21, 2012 pending the termination or completion of the Inter Partes Review proceedings described below.  The initial grant of the reexamination by USPTO is not unusual as the majority of such applications are initially granted.  While Management believes that the reexamination proceeding will further validate and strengthen our Remote Power Patent, should the USPTO reach a final determination that the Remote Power Patent is invalid (unless overturned by the Board of Patent Appeals and Interference or the United States Court of Appeals for the Federal Circuit), such a determination would have a material adverse effect on the Company as its entire current revenue stream is dependent upon the continued validity of our Remote Power Patent.

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

In the event that the USPTO reaches a final determination in the Inter Partes Review proceedings or the ex parte reexamination that certain of our claims related to the Remote Power Patent are unpatentable, such a determination (unless overturned) would have a material adverse effect on our business, financial condition and results of operations as our entire revenue stream is dependent upon the continued validity of our Remote Power Patent.

ITEM 1A.  RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and trading price of our common stock.

Our Annual Report on Form 10-K for the year ended December 31, 2012 includes a detailed discussion of our risk factors and should be carefully considered by investors.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Issuances of Unregistered Securities.

On February 28, 2013, the Company issued an aggregate of 403,226 shares of common stock to Dr. Ingemar Cox (383,065 shares) and Marc Lucier (20,161 shares), at a price of $1.24 per share, in connection with the Company’s acquisition of four patents (and a pending patent application).  The aforementioned shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Stock Repurchases

On August 22, 2011, the Company announced that its Board of Directors approved a share repurchase program to repurchase up to $2,000,000 of shares of its common stock over the next 12 months ("Share Repurchase Program").  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion.  The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors.  The Share Repurchase Program may be increased, suspended or discontinued at any time.  On January 31, 2012, the Board of Directors increased the Share Repurchase Program to purchase up to an additional $2,000,000 (or an aggregate of $4,000,000) of the Company's common stock over the next 12 month period.  On January 24, 2013, the Board of Directors further increased the Share Repurchase Program to purchase up to an additional $1,000,000 (or an aggregate of $5,000,000) of the Company’s common stock over the next 12 months.  During the three month period ended March 31, 2013, the Company repurchased 709,200 shares at an average price per share of $1.20 or an aggregate cost of approximately $850,715.  All such repurchased shares have been cancelled.

During the months of January, February and March 2013, we repurchased common stock pursuant to our Share Repurchase Program as indicated below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs1
January 1 to January 31, 2012	709,200	1.20	850,715	$1,449,928
February 1 to February 29, 2013	-0-	—	-0-	$1,449,928
March 1 to March 31, 2013	-0-	—	-0-	$1,449,928
__________________

(1)	The dollar amounts in this column reflect the increase of $1,000,000 ($5,000,000 aggregate) in our Share Repurchase Program approved by the Board of Directors on January 24, 2013.

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

101
The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) Notes to Consolidated Financial Statements.**

**
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

NETWORK-1 SECURITY SOLUTIONS, INC.

Date: May 14, 2013	By:	/s/ Corey M. Horowitz
Corey M. Horowitz
Chairman and Chief Executive Officer

Date: May 14, 2013	By:	/s/ David C. Kahn
David C. Kahn
Chief Financial Officer