Form 10-Q
period 2013-06-30
NETWORK 1 SECURITY SOLUTIONS INC
filed 2013-08-14
CIK 1065078

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of Common Stock, $.01 par value per share, outstanding as of August 12, 2013 was 26,047,683.

NETWORK-1 SECURITY SOLUTIONS, INC.

Form 10-Q INDEX

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NETWORK-1 SECURITY SOLUTIONS, INC.
CONDENSED BALANCE SHEETS
UNAUDITED

	JUNE 30, 2013	DECEMBER 31, 2012
	(UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents	$18,103,000	$21,983,000
Marketable securities	533,000	547,000
Royalty receivables	1,867,000	775,000
Other current assets	232,000	222,000

Total Current Assets	$20,735,000	23,527,000

OTHER ASSETS:
Deferred tax asset	$5,878,000	6,194,000
Patent, net of accumulated amortization	5,675,000	65,000
Security deposits	19,000	19,000

Total Other Assets	11,572,000	6,278,000

TOTAL ASSETS	$32,307,000	$29,805,000

LIABILITIES:

CURRENT LIABILITIES:
Accounts payable	$160,000	$232,000
Accrued expenses	651,000	593,000

TOTAL LIABILITIES	811,000	825,000

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY

Common stock - $0.01 par value; authorized 50,000,000 shares;
25,597,183 and 25,392,269 shares issued and outstanding at
June 30,2013 and December 31,2012, respectively	256,000	254,000

Additional paid-in capital	$59,728,000	$58,046,000
Accumulated deficit	(28,460,000)	(29,306,000)
Other comprehensive income(loss)	(28,000)	(14,000)

TOTAL STOCKHOLDERS' EQUITY	31,496,000	28,980,000

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$32,307,000	$29,805,000

See notes to condensed financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

ROYALTY REVENUE	$1,907,000	$1,966,000	$5,971,000	$6,391,000
COST OF REVENUE	547,000	562,000	1,772,000	1,948,000
GROSS PROFIT	1,360,000	1,404,000	4,199,000	4,443,000
OPERATING EXPENSES:
General and Administrative	767,000	446,000	1,445,000	1,036,000

Non-Cash compensation	144,000	74,000	256,000	165,000

TOTAL OPERATING EXPENSES	911,000	520,000	1,701,000	1,201,000

OPERATING INCOME	449,000	884,000	2,498,000	3,242,000

OTHER INCOME (EXPENSES):
Interest income, net	12,000	10,000	18,000	19,000

INCOME BEFORE INCOME TAXES	461,000	894,000	2,516,000	3,261,000

INCOME TAXES (BENEFIT)
Current	(22,000)	9,000	26,000	33,000
Deferred	(299,000)	148,000	316,000	568,000
Total Income Taxes (Benefits)	(321,000)	157,000	342,000	601,000
NET INCOME	$782,000	$737,000	$2,174,000	$2,660,000

Net Income per share - Basic	$0.03	$0.03	$0.09	$0.10
- Diluted	$0.03	$0.02	$0.08	$0.09

Weighted average number of common shares outstanding:
- Basic	25,181,736	26,192,920	25,098,074	25,595,913
- Diluted	27,087,061	28,819,929	27,396,414	28,729,256

NET INCOME	$782,000	$737,000	$2,174,000	$2,660,000

OTHER COMPREHENSIVE INCOME NET OF TAX: Unrealized gain (loss) arising during period	(9,000)	3,000	(14,000)	2,000

COMPREHENSIVE INCOME	$773,000	$740,000	$2,160,000	$2,662,000

See notes to condensed financial statements

NETWORK-1 SECURITY SOLUTIONS, INC.
CONDENSED STATEMENTS OF CASH FLOW
UNAUDITED

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,174,000	$2,660,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	249,000	5,000
Stock based compensation	256,000	165,000
Source (use) of cash from changes in operating assets and liabilities:
Royalty receivables and other current assets	(1,051,000)	(1,162,000)
Accounts payable and accrued expenses	(5,000)	(1,012,000)
Income Taxes Payable	(62,000)	(67,000)
Deferred tax asset	316,000	568,000
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,877,000	1,157,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Patents	(4,420,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares delivered to fund withholding taxes	(486,000)	(487,000)
Repurchase of treasury stock	(851,000)	(52,000)

NET CASH PROVIDED (USED IN) FINANCING ACTIVITIES	(1,337,000)	(539,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,880,000)	618,000

CASH AND CASH EQUIVALENTS, beginning of period	21,983,000	20,661,000

CASH AND CASH EQUIVALENTS, end of period	$18,103,000	$21,279,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$—	$—
Taxes	$93,000	$127,000

NON-CASH INVESTING AND FINANCING ACTIVITIES: Value of shares and warrants issued to purchase patents	$1,438,000	$—

See notes to condensed financial statements

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] BASIS OF PRESENTATION:

The accompanying condensed financial statements as of June 30, 2013 and for the three and six month periods ended June 30, 2013 and June 30, 2012 are unaudited, but, in the opinion of the management of Network-1 Security Solutions, Inc. (the "Company"), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 2013, and the results of its operations for the three and six month periods ended June 30, 2013 and June 30, 2012 and its cash flows for the six month periods then ended. The condensed financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2012 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results of operations to be expected for the full year.

[2] BUSINESS:

Our principal business is the acquisition, development, licensing and protection of our intellectual property.  We presently own nineteen (19) patents issued by the U.S. Patent and Trademark Office that relate to various technologies including patents covering (i) the delivery of power over Ethernet (“PoE”) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras, over Ethernet networks; (ii) foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) enabling technology for identifying media content on the Internet, and taking further action to be performed based on such identification including, among others, the insertion of advertising and the facilitation of the purchase of goods and services; and (iv) systems and methods for the transmission of audio, video and data over computer and telephony networks.  In addition, we continually review opportunities to acquire or license additional intellectual property.  Our strategy is to pursue licensing and strategic alliances with companies in industries that manufacture and sell products that make use of the technologies underlying our intellectual property as well as with other users of the technologies who benefit directly from the technologies including corporate, educational and governmental entities.  To date, our licensing efforts have largely focused on licensing our patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the “Remote Power Patent”).  At June 30, 2013, we had entered into a total of sixteen (16) license agreements with respect to our Remote Power Patent which, among others, include license agreements with Cisco Systems, Inc. and Cisco-Linksys, Microsemi Corporation, Extreme Networks, Inc., Motorola Solutions, Inc., Allied Telesis, Inc., NEC Corporation and several other major data networking equipment manufacturers.  We have a pending patent infringement litigation against eleven (11) data network equipment manufacturers for infringement of our Remote Power Patent (See Note D[1] to our financial

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

statements included in this quarterly report).  As part of our patent acquisition strategy, in February 2013 we acquired four (4) patents and one (1) pending patent application and in May 2013 we acquired nine (9) patents and five (5) pending patent applications (See Note B[2] to our financial statement included in this quarterly report).  In May 2013, the Company’s newly formed subsidiary (Mirror Worlds Technologies, LLC) initiated patent litigation against Apple, Inc., Microsoft, Inc. and several other major vendors of operating system software and computer systems for infringement of one of the patents acquired in May 2013 (See Note D[2] hereof).

(b)  As reflected in the accompanying financial statements, the Company had revenue of $1,907,000 and $1,966,000 for the three month period ended June 30, 2013 and June 30, 2012, respectively, and revenue of $5,971,000 and $6,391,000 for the six month period ended June 30, 2013 and June 30, 2012, respectively.  The Company has been dependent upon royalty revenue from license of its Remote Power Patent to fund its operations.  The Company had cash and cash equivalents of $18,103,000 as of June 30, 2013.

[3] STOCK-BASED COMPENSATION:

On June 19, 2013, the Company issued to a director a 5-year option to purchase 300,000 shares of its common stock, at an exercise price of $1.88 per share, for service as the sole member of the Company’s Strategic Development Committee.  The shares underlying such option vested 100,000 shares on the date of grant and will vest 100,000 shares on June 19, 2014 and 100,000 shares on June 19, 2015.  The Company recorded $75,000 in non-cash compensation in connection with the vested portion of the option for the six month period ended June 30, 2013.

On January 24, 2013, the Company issued stock options to each of its four (4) non-management directors to purchase 25,000 shares of common stock at an exercise price of $1.19 per share.  Such options vest over a one year period in equal quarterly amounts, subject to continued service on the Board.  The Company recorded $24,000 in non-cash compensation in connection with the vested portion of these options for the six month period ended June 30, 2013.

During the six  month periods ended June 30, 2013 and 2012, the Company recorded non-cash compensation expense of $54,000 and $74,000 for the vested portion of options to purchase 500,000 and 750,000 shares issued to the Company’s Chairman and Chief Executive Officer in November 2012 and June 2009, respectively.  In addition, during the six month periods ended June 30, 2013 and June 30, 2012, the Company recorded non-cash compensation expense of $101,000 and $54,000, respectively, for the vested portion of options granted to its Chief Financial Officer, directors and consultants in prior years.

On April 11, 2012, the Company issued a 5-year option to purchase 125,000 shares of its common stock to one of its directors, at an exercise price of $1.40 per share, in consideration of serving on a special committee of the Board of Directors, and such option was to vest over a one year period in equal quarterly amounts of 31,250 shares (the vesting was accelerated following the resignation of the director in December 2012).  On April 12, 2012, the Company issued to its Chief Financial Officer, in consideration of extension of his consulting

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

agreement with the Company (See Note C[4]), a 5-year option to purchase 75,000 shares of its common stock, at an exercise price of $1.40 per share.  Such option vests over a one year period in equal installments of 18,750 shares.

On January 27, 2012, the Company issued a 5-year option to purchase 50,000 shares of its common stock, at an exercise price of $1.21 per share, to a director for joining the Board of Directors, which option vests in equal quarterly installments over a one year period.  On January 31, 2012 and February 24, 2012, the Company issued 5-year options to purchase an aggregate of 25,000 shares to each of its three non-management directors, at exercise prices of $1.21 and $1.35 per share.  These options vest over a one year period in equal quarterly installments.

During the three month period ended June 30, 2013, the Company’s Chairman and Chief Executive Officer and an employee exercised options to purchase an aggregate of 1,125,000 and 52,500 shares, respectively, of the Company’s common stock at an exercise price of $0.68 per share.  All such options were exercised on a cashless basis by delivery of an aggregate of 396,373 and 18,497 shares of common stock, respectively, and 241,540 and 10,201 shares of common stock were delivered with an aggregate value of $466,617 and $19,688 to fund payroll withholding taxes on exercise, resulting in aggregate net shares of 487,087 and 23,802 issued to the Chairman and Chief Executive Officer and the employee, respectively, with respect to such option exercises.

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

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing utilizing the following weighted average assumptions:

	SIX MONTHS ENDED JUNE 30,
	2013	2012
Risk-free interest rates Expected option life in years Expected stock price volatility Expected dividend yield	0.78-1.24% 5 years 43.54%-44.31% -0-	0.71-0.89% 5 years 45.86% - 0 -

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

[4] REVENUE RECOGNITION:

The Company recognizes revenue received from the licensing of its intellectual property in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB No. 104") and related authoritative pronouncements. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the license agreement, (iii) amounts are fixed or determinable, and (iv) collectibility of amounts is reasonably assured.  One licensee (Cisco Systems) constituted approximately 84% and 81% of the Company’s revenue, respectively, for the six month periods ended June 30, 2013 and June 30, 2012.

[5] INCOME TAXES:

At June 30, 2013, the Company had net operating loss carryforwards (NOLs) totaling approximately $23,954,000 expiring 2029, with a future tax benefit of approximately $8,144,000.  During the second quarter of 2011, as a result of the Company's financial results and projected future operating results, management determined that a portion of the NOL was more likely than not to be utilized resulting in the recording of a one-time, non-cash income tax benefit of $7,000,000 (income) or $0.29 per share (basic) for the three and six month periods ended June 30, 2011.  At June 30, 2013 and December 31, 2012, $5,878,000 and $6,194,000, respectively, were recorded as a deferred tax asset on the Company's balance sheet.  During the six month period ended June 30, 2013 as a result of income (before taxes) for the period of $2,516,000, $342,000 was recorded as income tax expense and the deferred tax asset was reduced by $316,000 to $5,878,000.  To the extent that the Company earns income in the future, it will report income tax expense and such expense attributable to federal income taxes will reduce the recorded income tax benefit asset reflected on the balance sheet.  Management will continue to evaluate the recoverability of the NOL and adjust the deferred tax asset appropriately.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

[6] EARNINGS (LOSS) PER SHARE:

Basic Earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. Potential shares of 7,587,500 and 5,460,000 at June 30, 2013 and 2012, respectively, consisted of options and warrants.  Computations of basic and diluted weighted average common shares outstanding are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012

Weighted-average common shares outstanding – basic	25,098,074	25,595,913	25,181,736	26,192,920
Dilutive effect of options and warrants	2,298,340	3,133,343	1,905,325	2,627,009
Weighted-average common shares outstanding – diluted	27,396,414	28,729,256	27,087,061	28,819,929
Options and Warrants excluded from the computation of diluted income (loss) per share because the effect of inclusion would have been anti-dilutive	5,289,160	2,326,657	5,682,175	2,832,991

[7] CASH EQUIVALENTS:

The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC").  At June 30, 2013, the Company maintained cash balance of $17,583,000 in excess of FDIC limits.

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Cash and cash equivalents as of June 30, 2013 and December 31, 2012 are composed of:

	June 30, 2013	December 31, 2012

Cash	$1,456,000	$1,346,000
Money market fund	16,647,000	20,637,000
Total	$18,103,000	$21,983,000

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

Note B - COMMITMENTS AND CONTINGENCIES

[1] Legal Fees:

Dovel & Luner, LLP provides legal services to us with respect to our patent litigation commenced in May 2013 against Apple, Inc., Microsoft, Inc. and other major vendors of document system software and computer systems in the United States District Court of Texas, Tyler Division for infringement of U.S. Patent No. 6,006,227.  The terms of our agreement with Dovel & Luner LLP provide for legal fees on a contingency basis ranging from 25% to 40% of the net recovery (after deduction of expenses) depending upon the stage of proceeding in which a result (settlement or judgment) is achieved, subject to certain agreed upon contingency fee caps depending upon the amount of the net recovery.  The Company is responsible for a certain portion of the expenses incurred with respect to the litigation.

Dovel & Luner, LLP provides legal services to the Company with respect to the Company’s pending patent litigation filed in September 2011 against eleven (11) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler (See Note D[1]).  The terms of the Company’s agreement with Dovel & Luner LLP essentially provides for legal fees on a full contingency basis ranging from 12.5% to 35% (with certain exceptions) of the net recovery (after deduction for expenses) depending on the stage of the preceding in which a result (settlement or judgment) is achieved.  For the six month period ended June 30, 2013 and June 30, 2012, the Company accrued aggregate legal fees with respect to the litigation of $155,000 and $268,000, respectively, to Dovel & Luner.  The Company is responsible for a certain portion of the expenses incurred with respect to the litigation.

Dovel & Luner, LLP provided legal services to the Company with respect to the litigation settled in July 2010 against several major data networking equipment manufacturers (See Note D[2]).  The terms of the Company’s agreement with Dovel & Luner, LLP with respect to this litigation provided for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of 24% (based on the settlement being achieved at the trial stage).  Because of the royalty payments payable quarterly by Cisco in accordance with the Company’s settlement and license agreement with Cisco (See Note D[3]), the Company has an obligation to pay Dovel & Luner 24% of such royalties received.  During the six months ended June 30, 2013 and 2012, the Company incurred aggregate legal fees to Dovel & Luner, LLP of approximately $1,264,000 and $1,296,000, respectively, with respect to the aforementioned litigation.

With respect to the Company’s litigation against D-Link, which was settled in May 2007, the Company utilized the services of Blank Rome, LLP on a full contingency basis.  In accordance with the Company’s contingency fee agreement with Blank Rome LLP, once the Company recovers its expenses related to the litigation (which have not yet been recovered), the Company is obligated to pay legal fees to Blank Rome LLP equal to 25% of the royalty revenue received by the Company from its license agreement with D-Link.  During the first quarter of 2013 the Company recovered its expenses related to the litigation and accrued legal fees to Blank Rome of $6,000 for the six months ended June 30, 2013.

Note B - COMMITMENTS AND CONTINGENCIES (continued)

[2] Patent Acquisitions:

On February 28, 2013, the Company completed the acquisition of four (4) patents (as well as a pending patent application) from Dr. Ingemar Cox, a technology leader in digital watermarking content identification, digital rights management and related technologies, for a purchase price of $1,000,000 in cash and 403,226 shares of the Company’s common stock.  In addition, the Company is obligated to pay Dr. Cox 12.5% of the net proceeds (after deduction of expenses) generated by the Company from licensing, sale or enforcement of the patents.  Since the acquisition the Company has filed seven (7) additional related patent applications with the United States Patent and Trademark Office seeking patent protection based upon the original patent application filed in 2000.

On May 21, 2013, the Company’s newly formed subsidiary, Mirror Worlds Technologies, LLC, acquired all of the patents previously owned by Mirror Worlds, LLC (which subsequently changed its name to Looking Glass LLC), consisting of nine (9) issued United States patents and five (5) pending applications covering foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system.  As consideration for the patent acquisition, the Company paid Looking Glass LLC $3,000,000 in cash, and issued 5-year warrants to purchase an aggregate of 1,750,000 shares of our common stock (875,000 shares of common stock at an exercise price of $1.40 per share and 875,000 shares of our common stock at an exercise price of $2.10 per share).  As part of the acquisition, the Company also entered into an agreement with Recognition Interface, LLC (“Recognition”), an entity that financed the commercialization of the patent portfolio prior to its sale to Mirror Worlds, LLC and also retained an interest in the licensing proceeds of the patent portfolio held by Mirror Worlds, LLC.  Pursuant to the terms of the Company’s agreement with Recognition, Recognition received (i) 5-year warrants to purchase 250,000 shares of the Company’s common  stock  at  $1.40  per  share,  and  (ii)  5-year  warrants  to  purchase 250,000 shares of common stock at $2.10 per share.  Recognition also received from the Company an interest in the net proceeds realized from the monetization of the patent portfolio as follows: (i) 10% of the first $125 million of net proceeds, (ii) 15% of the next $125 million of net proceeds, (iii) and 20% of any portion of the net proceeds in excess of $250 million.  In addition, Abacus and Associates, Inc., an investment entity affiliated with Recognition,  received  a  60-day  warrant  to  purchase  500,000  shares  of  the Company’s common stock at $2.05 per share.  In accordance with the Company’s agreement with Recognition, if Abacus exercises the 60-day warrant an additional warrant to purchase an aggregate of 250,000 shares of the Company will be issued to Recognition.

[3] Services Agreement:

Pursuant to an agreement, dated November 30, 2004, between the Company and ThinkFire Services USA, Ltd. (“ThinkFire”), the Company is obligated to pay ThinkFire fees from royalty payments received from certain licensees in consideration for services performed on behalf of the Company.  During the six month periods ended June 30, 2013 and 2012, the Company accrued fees of approximately $50,000 and $47,000, respectively, with respect to its obligation to ThinkFire.

Note B - COMMITMENTS AND CONTINGENCIES (continued)

[4] Lease Agreement:

The Company currently leases office space in New York City at a cost of $3,300 which lease expires on November 30, 2013.

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

Note C - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

[1] On November 1, 2012, the Company entered into a new employment agreement (the “Agreement”) with its Chairman and Chief Executive Officer for a one year term (which shall automatically be extended for two successive one year periods unless terminated by the Company) at an annual base salary of $415,000.  The Agreement established an annual target bonus of $150,000 for the Chairman and Chief Executive Officer based on performance criteria to be established on an annual basis by the Board of Directors (or compensation committee).  For the year ended December 31, 2012, the Chairman and Chief Executive Officer received the target bonus of $150,000.  In connection with the Agreement, the Chairman and Chief Executive Officer was issued a ten year option to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.19 per share, which vests in equal quarterly amounts of 41,667 shares beginning November 1, 2012 through August 31, 2015, subject to acceleration upon a change of control.  The Chairman and Chief Executive Officer shall forfeit the balance of unvested shares if his employment has been terminated “For Cause” (as defined) by the Company or by him without "Good Reason" (as defined).  Under the terms of the Agreement, the Chairman and Chief Executive Officer also receives incentive compensation in an amount equal to 5% of the Company’s gross royalties or other payments or proceeds (without deduction of legal fees or any other expenses) with respect to its Remote Power Patent and a 10% net interest (gross royalties and other payments or proceeds after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company’s royalties and other payments with respect to its other patents besides the Remote Power Patent (the “Additional Patents”) (the “Incentive Compensation”).  During the six  months ended June 30, 2013 and June 30, 2012 the Chairman and Chief Executive Officer earned Incentive Compensation of $299,000 and $320,000, respectively.  The Incentive Compensation shall continue to be paid to the Chairman and Chief Executive Officer for the life of each of the Company’s patents with respect to licenses entered into with third parties during the term of his employment or at anytime thereafter, whether he is employed by the Company or not; provided, that, the Chairman and Chief Executive Officer’s employment has not been terminated by the Company “For Cause” (as defined) or terminated by him without “Good Reason” (as defined).  In the event of a merger or sale of substantially all of the assets of the Company, the Company has the option to extinguish the right of Chairman and Chief Executive Officer to receive future Incentive Compensation by payment to him of a lump sum payment, in an amount equal to the fair market value of such

Note C - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS (continued)

future interest as determined by an independent third party expert if the parties do not reach agreement as to such value.  In the event that the Chairman and Chief Executive Officer’s employment is terminated by the Company “Other Than For Cause” (as defined) or by him for “Good Reason” (as defined), the Chairman and Chief Executive Officer shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) a pro-rated portion of the $150,000 target bonus provided bonus criteria have been satisfied on a pro-rated basis through the calendar quarter in which the termination occurs and (iii) accelerated vesting of all unvested options and warrants.

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

[4] On April 12, 2012, the Company entered into an agreement, with its Chief Financial Officer which amended the agreement, dated February 3, 2011 (See Note C[3] above), pursuant to which he continued to serve the Company.  The amendment (the "Amendment") provided as follows: (i) the term of service of the Chief Financial Officer shall be extended until December 31, 2013; (ii) monthly compensation shall be increased to $11,000 per month; and (iii) the Chief Financial Officer was granted a five year option to purchase 75,000

Note C - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS (continued)

shares of the Company’s common stock at an exercise price of $1.40 per share, which option vests over a one year period in equal quarterly amounts of 18,750 shares.  Except as provided in the Amendment, all other terms of the Agreement, dated February 3, 2011, remain in full force and effect.

NOTE D - LITIGATION

[1] In September 2011, the Company initiated patent litigation against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of its Remote Power Patent.  Named as defendants in the lawsuit, excluding related parties, were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inc., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transition Networks, Inc.  The Company seeks monetary damages based upon reasonable royalties.  During the year ended December 31, 2012, the Company reached settlement agreements with defendants Motorola Solutions, Inc. ("Motorola"), Transition Networks, Inc. ("Transition Networks") and GarretCom, Inc. (“GarretCom”).  In February 2013, the Company reached settlement agreements with Allied Telesis, Inc. (“Allied Telesis”) and NEC Corporation (“NEC”).  As part of the settlements, Motorola, Transition Networks, GarretCom, Allied Telesis and NEC each entered into a non-exclusive license agreement for the Company’s Remote Power Patent pursuant to which each such defendant agreed to license the Remote Power Patent for its full term (which expires in March 2020) and pay a license initiation fee and quarterly or annual royalties based on their sales of PoE products.  On January 25, 2013, certain defendants filed a motion to stay the litigation pending completion or termination of the Inter Partes review proceedings pending at the United States Patent and Trademark Office (see Note D(5) below).  On March 5, 2013, the Court granted defendants’ motion and stayed the litigation pending the disposition of the Inter Partes review proceedings.

[2] On May 23, 2013, the Company’s newly formed subsidiary (Mirror Worlds Technologies, LLC) initiated patent litigation in the United States District Court for the Eastern District of Texas, Tyler Division, against Apple, Inc., Microsoft, Inc., Hewlett-Packard Company, Lenovo Group Ltd., Lenovo (United States), Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics America, Inc. and Samsung Telecommunications America L.L.C., for infringement of the ‘227 Patent (one of the patents the Company acquired as part of the Mirror Worlds patent portfolio – See Note B[2] to our financial statements included in this quarterly report).  The Company seeks, among other things, monetary damages based upon reasonable royalties.  The lawsuit alleges that the Defendants have infringed and continue to infringe the claims of the ‘227 Patent by making, selling, offering to sell and using infringing products including Mac OS and Windows operating systems and personal computers and tablets that include versions of those operating systems, and by encouraging others to make, sell, and use these products.

[3] In July 2010, the Company settled its patent litigation pending in the United States District Court for the Eastern District of Texas, Tyler Division, against Adtran, Inc, Cisco Systems, Inc. and Cisco-Linksys, LLC, (collectively, “Cisco”), Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., and 3Com Corporation, Inc.  As part of the settlement, Adtran, Cisco, Enterasys, Extreme Networks and Foundry Networks each entered

NOTE D - LITIGATION (continued)

into a settlement agreement with the Company and entered into non-exclusive licenses for our Remote Power Patent (the “Licensed Defendants”).  Under the terms of the licenses, the Licensed Defendants paid the Company aggregate upfront payments of approximately $32 million and also agreed to license the Remote Power Patent for its full term, which expires in March 2020.  In accordance with the Settlement and License Agreement, dated May 25, 2011, which expanded upon the July 2010 agreement, Cisco is obliged to pay the Company royalties (which began in the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent.  The royalty payments are subject to certain conditions including the continued validity of the Company’s Remote Power Patent, and the actual royalty amounts received may be less than the caps stated above, as was the case in 2012 and 2011.  Under the terms of the Agreement, if the Company grants other licenses with lower royalty rates to third parties (as defined in the Agreement), Cisco shall be entitled to the benefit of the lower royalty rates provided it agrees to the material terms of such other license.  Under the terms of the Agreement, the Company has certain obligations to Cisco and if it materially breaches such terms, Cisco will be entitled to stop paying royalties to the Company.  This would have a material adverse effect on the Company’s business, financial condition and results of operations.

[4] On July 20, 2012, an unknown third party filed with the United States Patent and Trademark Office (USPTO) a request for an Ex Parte Reexamination, requesting that our Remote Power Patent be reexamined by the USPTO.  The request for reexamination was stayed on December 21, 2012 pending the termination or completion of the Inter Partes Review proceedings described in Note D[4] below.  The initial grant of the reexamination by USPTO is not unusual as the majority of such applications are initially granted by USPTO.  While the Company believes that the reexamination proceeding will further validate and strengthen the Remote Power Patent, should the USPTO reach a final determination that the Remote Power Patent is invalid (unless overturned by the Board of Patent Appeals and Interference or the United States Court of Appeals for the Federal Circuit), such a determination would have a material adverse effect on the Company as its entire current revenue stream is dependent upon the continued validity of our Remote Power Patent.

[5] There have been four Inter Partes Review petitions filed in the USPTO pertaining to our Remote Power Patent.  On December 5, 2012, Avaya Inc. filed a petition to institute an Inter Partes Review of the Remote Power Patent.  On December 19, 2012, Sony Corporation of America (“Sony”), Axis Communications AB, and Axis Communications, Inc. filed a separate petition to also institute an Inter Partes Review of the Remote Power Patent.  On May 24, 2013, the Patent Trial and Appeal Board (“Patent Board”) determined to institute an Inter Partes Review of the ‘930 Patent on two of the five grounds requested in the proceeding initiated by Avaya, Inc. (IPR2013-0071).  Also on May 24, 2013, the Patent Board determined not to institute an Inter Partes Review of the ‘930 Patent in the Inter Partes Review proceeding initiated by Sony Corporation and Axis Communications, Inc. (IPR 2013-0092). On July 2, 2013, the Board denied Sony and Axis’s Request for Rehearing. On June 24, 2013, Dell, Inc. filed a Petition for Inter Partes Review of the ‘930 Patent (IPR 2013-00385). On July 12, 2013, the Company filed a Preliminary Response to Dell’s Petition. On July 29, 2013, the Patent Board instituted this Inter Partes Review proceeding (based on the same grounds as the Avaya proceeding) and joined it with the Avaya proceeding (IPR 2013-0071).  On June 24, 2013, Sony, Axis and Hewlett-Packard filed a Petition for Inter Partes Review of the ‘930 Patent (IPR 2013-000386).  Petitioners in each

NOTE D - LITIGATION (continued)

Inter Partes review seek to cancel certain claims of the Remote Power Patent as unpatentable.  In the event that the USPTO reaches a final determination in any of the Inter Partes Review proceedings or the ex parte reexamination that certain of our claims related to the Remote Power Patent are unpatentable, such a determination (unless overturned) would have a material adverse effect on the Company’s business, financial condition and results of operations as our entire revenue stream is dependent upon the continued validity of the Company’s Remote Power Patent.

NOTE E – STOCK REPURCHASE

On August 22, 2011, the Company announced that its Board of Directors approved a share repurchase program to repurchase up to $2,000,000 of shares of its common stock over the next 12 months ("Share Repurchase Program").  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion.  The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors.  The Share Repurchase Program may be increased, suspended or discontinued at any time.  On January 31, 2012, the Board of Directors increased the Share Repurchase Program to purchase up to an additional $2,000,000 (or an aggregate of $4,000,000) of the Company's common stock for the next 12 months.  On January 24, 2013, the Board of Directors increased the Share Repurchase Program to purchase up to an additional $1,000,000 (or an aggregate of $5,000,000) of the Company’s common stock over the next 12 months.  During the three month period ended June 30, 2013, the Company did not repurchase any of its shares of common stock as part of its Share Repurchase Program.

NOTE F – SUBSEQUENT EVENTS

[1] On July 22, 2013, Abacus & Associates, Inc. (“Abacus”) exercised a warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $2.05 per share resulting in proceeds to the Company of $1,025,000.  In accordance with the Agreement, dated May 21, 2013, between the Company and Recognition Interface, LLC (“Recognition”), an affiliate of Abacus, entered into in connection with the Company’s acquisition of patents from Mirror Worlds, LLC, as a result of the warrant exercised by Abacus the Company issued to Recognition on July 26, 2013 additional five (5) year warrants to purchase an aggregate of 250,000 shares of the Company’s common stock consisting of (i) warrants to purchase 125,000 shares at an exercise price of $2.10 per share and (ii) warrants to purchase 125,000 shares at an exercise price of $1.40 per share (See Note B[2] hereof].

[2] On July 29, 2013, the Patent Trial and Appeal Board (United States Patent and Trademark Office) determined not to institute an Inter Partes review of the ‘930 Patent in the proceeding filed by Sony Corporation of America, Axis Communications and Hewlett-Packard (IPR 2013-000386) (See Note D[4] hereof).  On August 7, 2013, Sony and Hewlett-Packard filed another Petition for Inter Partes Review of the ‘930 Patent (Case IPR to be assigned).  The grounds in this Petition are the same as the grounds in the Avaya IPR (IPR 2013-0071) and Sony and HP moved to join this potential Inter Partes review with the IPR filed by Avaya Inc. (IPR 2013-0071) (See Note D(5) hereof).  On August 13, 2013, the Company filed its opposition to joinder with respect to the additional filing by Sony and HP.

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

OVERVIEW

Our principal business is the acquisition, development, licensing and protection of our intellectual property.  We presently own nineteen (19) patents issued by the U.S. Patent and Trademark Office that relate to various technologies including patents covering (i) the delivery of power over Ethernet (“PoE”) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras, over Ethernet networks; (ii) foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) enabling technology for identifying media content on the Internet and taking further action to be performed based on such identification including, among others, the insertion of advertising and the facilitation of the purchase of goods and services related to the updated content; and (iv) systems and methods for the transmission of audio, video and data over computer and telephony networks.  In addition, we continually review opportunities to acquire or license additional intellectual property.  Our strategy is to pursue licensing and strategic alliances with companies in industries that manufacture and sell products that make use of the technologies underlying our intellectual property as well as with other users of the technologies who benefit directly from the technologies including corporate, educational and governmental entities.

To date our efforts with respect to our intellectual property have primarily focused on licensing our patent (U.S. Patent No. 6,218,930) covering delivery of power over Ethernet cables (the “Remote Power Patent”).  As of June 30, 2013, we had entered into sixteen (16) license agreements with respect to our Remote Power Patent which, among others, include license agreements with Cisco Systems, Inc. and Cisco Linksys, Extreme Networks, Inc., Netgear, Inc., Microsemi Corporation, Motorola Solutions, Inc. and NEC Corporation and several other major data networking equipment manufacturers (See Note D to our financial statements included in this quarterly report).  Our current strategy includes continuing to pursue licensing opportunities for our Remote Power Patent from vendors of PoE equipment in order to resolve possible infringement of the Remote Power Patent by such vendors.  In addition, we are seeking to acquire additional intellectual property assets to develop, commercialize, license or otherwise monetize such intellectual property.  We may also enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.  The form of such relationships may differ depending upon the opportunity and may include, among other things, a strategic investment in such third party, the provision of financing to such third party or the formation of a joint venture with such third party for the purpose of monetizing their intellectual property assets.

On February 28, 2013, as part of our acquisition strategy, we acquired from Dr. Ingemar Cox, a technology leader in digital watermarking content identification, digital rights management and related technologies, four patents (as well as a pending patent application) for a purchase price of $1,000,000 in cash and 403,226 shares of our common stock.  In addition, we are obligated to pay Dr. Cox 12.5% of the net proceeds generated by us from licensing, sale or enforcement of the patents (See Note B[2] to our financial statements included in this quarterly report).  Since the acquisition, we filed seven (7) patent applications with the United States Patent and Trademark Office seeking patent protection based upon the original patent application filed in 2000 and we anticipate further issuances of additional claims for this portfolio. In July 2013, we received a Notice of Allowance from the U.S. Patent and Trademark Office for the patent application entitled “Method of Using Extracted Features from an Electronic Work”.  This granted patent application will issue a patent within the next few months.

On May 21, 2013, our newly formed subsidiary, Mirror Worlds Technologies, LLC, acquired all of the patents previously owned by Mirror Worlds, LLC (which subsequently changed its name to Looking Glass LLC) including nine (9) issued United States patents and five (5) pending applications covering foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system (the “MW Patent Portfolio”).  The consideration we paid Mirror Worlds, LLC for the MW Patent Portfolio consisted of (i) $3,000,000 in cash, (ii) 5-year warrants to purchase 875,000 shares of our common stock at $1.40 per share, and (iii) 5-year warrants to purchase 875,000 shares of our common stock at $2.10 per share. (See Note B[2] to our financial statements included in this quarterly report).  As part of the acquisition of the MW Patent Portfolio, we also entered into an agreement with Recognition Interface, LLC (“Recognition”), an entity that financed the commercialization of the MW Patent Portfolio prior to its sale to Mirror Worlds, LLC and also retained an interest in  the licensing proceeds of the patent portfolio held by Mirror Worlds, LLC.  Pursuant to the terms of our agreement with Recognition, Recognition received (i) 5-year warrants to purchase 250,000 shares of our common  stock  at $1.40 per share, and (ii) 5-year warrants to purchase 250,000 shares of our common stock at $2.10 per share.  Recognition also received from us an interest in the net proceeds realized from the monetization of the MW Patent Portfolio as follows: (i) 10% of the first $125 million of net proceeds, (ii) 15% of the next $125 million of net proceeds, (iii) and 20% of any portion of the net proceeds in excess of $250 million.  In addition, Abacus and Associates, Inc., an entity affiliated with Recognition,  received  a  60-day  warrant  to  purchase  500,000  shares  of  our common stock at $2.05 per share which it exercised in full on July 22, 2013.  As a result of such warrant exercise and in accordance with our agreement with Recognition, we issued additional warrants to Recognition to purchase an aggregate of 250,000 shares of our common stock (See Note F[2] to our financial statements included in this quarterly report).

The inventions described in the MW Patent Portfolio resulted from the work done by Yale University computer scientist, Profession David Gelernter, and his then graduate student, Dr. Eric Freeman, in the mid-1990s.  Both Professor Gelernter and Dr. Freeman entered into consulting agreements with us as part of our acquisition of the MW Patent Portfolio.  Professor Gelernter and Dr. Freeman are currently associated with Lifestreams Technologies Corporation (“Lifestreams”), a company that develops next generation applications and methodologies aimed at organizing and displaying digital data.  Lifestreams is a licensee of the MW Patent Portfolio.  In connection with the acquisition of the MW Patent Portfolio, we also acquired an equity interest in Lifestreams.  In addition, in July 2013 we made an additional equity investment in Lifestreams and, as part of an amended license agreement with Lifestreams related to the MW Patent Portfolio, we received a warrant to purchase 7.5% of the outstanding common stock of Lifestreams on a fully diluted basis.

On May 22, 2013, through our newly formed subsidiary, Mirror Worlds Technologies, LLC, we initiated patent litigation against Apple, Inc., Microsoft, Inc., Hewlett-Packard Company, Lenovo Group Ltd., Lenovo (United States), Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics America, Inc. and Samsung Telecommunications America L.L.C., in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of U.S. Patent No. 6,006,227 (part of the MW Patent Portfolio we acquired).

In September 2011, we initiated patent litigation against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  Named as defendants in the lawsuit (excluding related parties) were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inc., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transition Networks, Inc.  Network-1 seeks monetary damages based upon reasonable royalties.  During the year ended December 31, 2012, we reached settlement agreements with defendants Motorola Solutions, Inc. ("Motorola"), Transition Networks, Inc. ("Transition Networks") and GarretCom, Inc.  In February 2013, we reached settlement agreements with Allied Telesis, Inc. (“Allied Telesis”) and NEC Corporation (“NEC”).  As part of the settlements, Motorola, Transition Networks, GarretCom, Allied Telesis and NEC each entered into a non-exclusive license agreement for our Remote Power Patent pursuant to which each such defendant agreed to license our Remote Power Patent for its full term (which expires in March 2020) and pay a license initiation fee and quarterly or annual royalties based on their sales of PoE products.  On January 25, 2013, certain defendants in the aforementioned litigation filed a motion to stay the litigation pending completion or termination of the Inter Partes review proceedings at the United States Patent and Trademark Office (see below and Note D(5) to the financial statements included in this quarterly report).  On March 5, 2012, the Court granted certain defendants’ motion and stayed the litigation pending the disposition of the Inter Partes review proceedings.

As a result of a settlement in July, 2010 of certain patent litigation we had initiated against Cisco Systems, Inc. and Cisco-Linksys, LLC (collectively “Cisco”), we entered into non-exclusive licenses for our Remote Power Patent with Cisco and the other defendants.  For the six month periods ended June 30, 2013 and June 30, 2012, our royalty revenue from Cisco constituted 84% and 81% of our revenue, respectively.  For the years ended 2012 and 2011, our royalty revenue from Cisco constituted 77% and 87% of our revenue, respectively.  Due to our annual royalty rate structure with Cisco which includes declining rates as the volume of PoE product sales increase during the year, royalties from Cisco are anticipated to be highest in the first quarter of the calendar year and decline for each of the remaining calendar quarters of the year.

On July 20, 2012, an unknown third party filed with the United States Patent and Trademark Office (“USPTO”) a request for ex parte reexamination of certain claims of our Remote Power Patent.  On September 5, 2012, the USPTO issued an order granting the reexamination.  The request for reexamination was stayed by the USPTO on December 21, 2012 pending the termination or completion of the Inter Partes Review proceedings (described below) at the USPTO involving our Remote Power Patent.  There are currently two pending Inter Partes Review petitions filed at the USPTO pertaining to our Remote Power Patent (See “Legal Proceedings on page 27 of this quarterly report).  Petitioners in each Inter-Partes review seek to cancel certain claims of the Remote Power Patent as unpatentable.  In the event that the USPTO reaches a final determination in the Inter Partes Review proceedings or the ex parte reexamination (referenced above) that certain of our claims related to the Remote Power Patent are unpatentable, such a determination (unless overturned) would have a material adverse effect on our business, financial condition and results of operations as our entire revenue stream is dependent upon the continued validity of our Remote Power Patent.

At June 30, 2013, we had net operating loss carryforwards (NOLs) totaling approximately $23,954,000 expiring through 2029, with a future tax benefit of approximately $8,144,000.  At December 31, 2012 we had net operating loss carryforwards (NOLs) totaling approximately $25,255,000 expiring through 2029, with a future tax benefit of approximately $8,840,000.  During the second quarter of 2011, as a result of the Company’s recent results and projected future operating results, management determined that a portion of the NOL was more likely than not to be utilized resulting in the recording of a one-time, non-cash, income tax benefit of $7,000,000 (income) or $0.29 per share (basic) for the three month period ended June 30, 2011.  During the year ended December 31, 2012 as a result of income (before taxes) for the period of $3,372,000, $37,000 was recorded as income tax expense and the deferred tax asset was reduced by $709,000 to $6,194,000.  At December 31, 2012 and June 30, 2013, $6,194,000 and $5,878,000 were recorded as a deferred tax asset on our balance sheet.  During the three month period ended June 30, 2013, as a result of the exercise of options to purchase an aggregate of 1,177,500 shares of our common stock by our Chairman and Chief Executive Officer and another employee (see Note A(3) to our financial statements included in this quarterly report), we realized a tax deduction of $1,472,000 which after giving effect to income before taxes of $461,000 for the three months ended June 30, 2013 increased our deferred tax asset by $299,000 to $5,878,000 at June 30, 2013.  To the extent that we earn income in the future, we will report income tax expense and such expense attributable to federal income taxes will reduce the recorded income tax asset reflected on the balance sheet.  Management will continue to evaluate the recoverability of the NOL and adjust the deferred tax asset appropriately.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 Compared To Three Months Ended June 30, 2012

Revenue.  We had revenue of $1,907,000 for the three months ended June 30, 2013 as compared to revenue of $1,966,000 for the three months ended June 30, 2012, which was related to the receipt of royalties pursuant to license agreements for our Remote Power Patent.  The decrease in revenue of $59,000 for the three months ended June 30, 2013 was due to a decrease in revenue from our existing licensees which was offset in part by revenue from new licensees for the three months ended June 30, 2013.

Cost of Revenue.  We had a cost of revenue of $547,000 and $562,000 for the three months ended June 30, 2013 and June 30, 2012, respectively.  Included in the cost of revenue for the three months ended June 30, 2013 were contingent legal fees of $452,000 payable to our patent litigation counsel (See Note B[1] to our financial statements included herein) and $95,000 of incentive (royalty bonus) compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (See Note C[1] to our financial statements included in this quarterly report).  Included in the cost of revenue for the three months ended June 30, 2012 were contingent legal fees of $464,000 payable to our patent litigation counsel and $98,000 of incentive (royalty bonus) compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.

Gross Profit.  The gross profit for the three months ended June 30, 2013 was $1,360,000 as compared to $1,404,000 for the three months ended June 30, 2012.  The decreased gross profit of $44,000 or 3% for the three months ended June 30, 2013 was primarily due to decreased royalty revenue.

Operating Expenses.  Operating expenses for the three months ended June 30, 2013 were $911,000 as compared to $520,000 for the three month period ended June 30, 2012.  General and administrative expenses include overhead expenses, amortization of patents, and finance, accounting, legal and other professional services incurred by us.  General and administrative expenses increased by $321,000 from $446,000 for the three months ended June 30, 2012 to $767,000 for the three months ended June 30, 2013, due primarily to increased amortization of the thirteen (13) patents acquired during 2013 and increased legal fees.  Non-cash compensation expense related to the issuance of stock options was $144,000 for the three months ended June 30, 2013 as compared to $74,000 for the three months ended June 30, 2012.

Interest Income.  Interest income for the three months ended June 30, 2013 was $12,000 as compared to interest income of $10,000 for the three months ended June 30, 2012.

Operating Income. We had an operating income of $449,000 for the three months ended June 30, 2013 compared with an operating income of $884,000 for the three months ended June 30, 2012.  The decrease in operating income of $435,000 was primarily due to increased patent amortization expense, increased non-cash compensation expenses and legal costs and a decrease in revenue.

Income Taxes (Benefit).  A provision (benefit) for federal, state and local income taxes of $(321,000) and $157,000 which included a $299,000 increase and $148,000 reduction in our deferred tax asset were recorded for the three months ended June 30, 2013 and June 30, 2012, respectively.

Deferred Tax Benefit/NOLs.  At June 30, 2013, we had net operating loss carryforwards (NOLs) totaling approximately $23,954,000 expiring through 2029, with a future tax benefit of approximately $8,144,000.  During the second quarter of 2011, as a result of the Company’s recent results and projected future operating results, management determined that a portion of the NOL was more likely than not to be utilized resulting in the recording of a one-time, non-cash, income tax benefit of $7,000,000 (income) or $.29 per share (basic) for the three month period ended June 30, 2011 (See Note A[5] to our financial statements included in this quarterly report).  At June 30, 2013 and June 30, 2012, $5,878,000 and $6,335,000, respectively, has been recorded as a deferred tax benefit on our balance sheet.  During the three month period ended June 30, 2013, as a result of the exercise of options to purchase an aggregate of 1,177,500 shares of our common stock by our Chairman and Chief Executive Officer and another employee (see Note A(3) to our financial statements included in this quarterly report), we realized a tax deduction of $1,472,000 which after giving effect to income before taxes of $461,000 for the three months ended June 30, 2013 increased our deferred tax asset by $299,000 to $5,878,000 at June 30, 2013.  To the extent that we earn income in the future, we will report income tax expense and such expense attributable to federal income taxes will reduce the recorded income tax asset reflected on the balance sheet.  Management will continue to evaluate the recoverability of the NOL and adjust the deferred tax asset appropriately.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

Net Income.  As a result of the foregoing, we realized net income of $782,000 or $0.03 per share (basic) and $0.03 per share (diluted) for the three months ended June 30, 2013 compared with net income of $737,000 or $0.03 per share (basic) and $0.02 per share (diluted) for the three months ended June 30, 2012.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2013 Compared To Six Months Ended June 30, 2012

Revenue.  We had revenue of $5,971,000 for the six months ended June 30, 2013 as compared to revenue of $6,391,000 for the six months ended June 30, 2012, which was related to the receipt of royalties pursuant to license agreements for our Remote Power Patent.  The decrease in revenue of $420,000 or 6.6% for the six months ended June 30, 2013 was primarily due to reduced license initiation fees and decreased royalties pursuant to license agreements for our Remote Power Patent.

Cost of Revenue.  We had a cost of revenue of $1,772,000 and $1,948,000 for the six months ended June 30, 2013 and June 30, 2012, respectively.  Included in the cost of revenue for the six months ended June 30, 2013 were contingent legal fees of $1,474,000 payable to our patent litigation counsel (See Note B[1] to our financial statements included herein) and $299,000 of incentive (royalty bonus) compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (See Note C[1] to our financial statements included in this quarterly report).  Included in the cost of revenue for the six months ended June 30, 2012 were contingent legal fees of $1,629,000 payable to our patent litigation counsel and $320,000 of incentive (royalty bonus) compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.

Gross Profit.  The gross profit for the six months ended June 30, 2013 was $4,199,000 as compared to $4,443,000 for the six months ended June 30, 2012.  The decreased gross profit of $244,000 or 5.5% for the six months ended June 30, 2013 was primarily due to decreased revenue.

Operating Expenses.  Operating Expenses for the six month period ended June 30, 2013 were $1,701,000 as compared to $1,201,000 the six month period ended June 30, 2012.  General and administrative expenses include overhead expenses, amortization of patents and finance, accounting, legal and other professional services incurred by us.  General and administrative expenses increased by $409,000 from $1,036,000 for the six months ended June 30, 2012 to $1,445,000 for the six months ended June 30, 2013, due primarily to increased patent amortization costs with respect to the acquisition of thirteen (13) patents and increased legal fees.  Non-cash compensation expense related to the issuance of stock options was $256,000 for the six months ended June 30, 2013 as compared to $165,000 for the six months ended June 30, 2012.

Interest Income.  Interest income for the six months ended June 30, 2013 was $18,000 as compared to interest income of $19,000 for the six months ended June 30, 2012.

Operating Income. We had an operating income of $2,498,000 for the six months ended June 30, 2013 compared with operating income of $3,242,000 for the six months ended June 30, 2012.  The decrease in operating income of $744,000 was due to increased patent amortization expense, increased non-cash compensation expenses and increased legal fees and decreased revenue.

Income Taxes (Benefit).  A provision for federal, state and local income taxes of $342,000 and $601,000 which included a $316,000 and $568,000 reduction in our deferred tax asset were recorded for the six months ended June 30, 2013 and June 30, 2012, respectively.

Deferred Tax Benefit/NOLs. At June 30, 2013, we had net operating loss  carryforwards (NOLs) totaling approximately $23,954,000 expiring through 2029, with a future tax benefit of approximately $8,144,000.  During the second quarter of 2011, as a result of the company’s recent results and projected future operating results, management determined that a portion of the NOL was more likely than not to be utilized resulting in the recording of a one-time, non-cash, income tax benefit of $7,000,000 (income) or $.29 per share (basic) for the six month period ended June 30, 2011 (See Note A[5] to our financial statements included in this quarterly report).  At June 30, 2013 and June 30, 2012, $5,878,000 and $6,335,000 and were recorded as a deferred tax asset on our balance sheet.  During the six month period ended June 30, 2013 as a result of income (before taxes) for the period of $2,516,000, the deferred tax asset was reduced by $316,000 to $5,878,000.  To the extent that we earn income in the future, we will report income tax expense and such expense attributable to federal income taxes will reduce the recorded income tax asset reflected on the balance sheet.  Management will continue to evaluate the recoverability of the NOL and adjust the deferred tax asset appropriately.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

Net Income.  As a result of the foregoing, we realized net income of $2,174,000 or $0.09 per share (basic) and $0.08 per share (diluted) for the six months ended June 30, 2013 compared with net income of $2,660,000 or $0.10 per share (basic) and $0.09 per share (diluted) for the six months ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from royalty revenue from licensing our Remote Power Patent.  In accordance with our patent litigation settlement achieved in July 2010, we received aggregate upfront payments of approximately $32 million (net proceeds of $22 million after payment of legal fees, expenses and bonus compensation) and Cisco agreed to pay us quarterly royalties (which began for the first quarter of 2011) (See Note D[2] to our financial statements included in this quarterly report).  At June 30, 2013 our principal sources of liquidity consisted of cash and cash equivalents of approximately $18,103,000 and working capital of approximately $19,924,000.  We believe based on our current cash position and projected licensing revenue from our existing license agreements that we will have sufficient cash to fund our operations for the foreseeable future, although this may not be the case.

Working capital decreased by $2,778,000 to $19,924,000 at June 30, 2013 as compared to working capital of $22,702,000 at December 31, 2012.  The decrease in working capital was primarily due to the cost of patent acquisitions which included cash payments to the sellers of an aggregate of $4,000,000 (See Note B[2] to our financial statements included in this quarterly report).

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

Critical Accounting Policies:

Patents:

We own patents that relate to various technologies.  We capitalize the costs associated with acquisition, registration and maintenance of the patents and amortize these assets over their remaining useful lives on a straight-line basis.  Any further payments made to maintain or develop the patents would be capitalized and amortized over the balance of the useful life for the patents.

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

(b) Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

On May 23, 2013, through our subsidiary Mirror Worlds Technologies, LLC, we initiated patent litigation in the United States District Court for the Eastern District of Texas, Tyler Division, against Apple, Inc., Microsoft, Inc., Hewlett-Packard Company, Lenovo Group Ltd., Lenovo (United States), Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics America, Inc. and Samsung Telecommunications America L.L.C., for infringement of the ‘227 Patent (one of the patents we acquired as part of the Mirror Worlds patent portfolio – See Note B[2] to our financial statements included in this quarterly report).  We seek, among other things, monetary damages based upon reasonable royalties.  The lawsuit alleges that the Defendants have infringed and continue to infringe the claims of the ‘227 Patent by making, selling, offering to sell and using infringing products including Mac OS and Windows operating systems and personal computers and tablets that include versions of those operating systems, and by encouraging others to make, sell, and use these products.

Several patents in the portfolio of patents that we acquired from Mirror Worlds, LLC (now Looking Glass LLC) on May 21, 2013 were the subject of prior litigation in Mirror Worlds, LLC v. Apple, Inc. (“Apple”) (No. 6:08-cv-00088).  On October 1, 2010, a jury returned a verdict in that action in favor of Mirror Worlds upholding the validity of the three patents tried in the case (U.S. Patent Nos. 6,006,227, 6,638,313, and 6,725,427), and finding that Apple had willfully infringed each of these patents.  Further, the jury awarded Mirror Worlds $208.5 million in damages for each of these patents.  After the trial, the district court vacated the jury verdict on infringement, and concluded that Mirror Worlds failed to present sufficient evidence of direct or indirect infringement.  While the infringement, willfulness and damages verdicts were vacated at the trial level, the jury’s validity verdicts were not overturned. The validity of the ‘227 Patent has also been reaffirmed by the U.S. Patent and Trademark Office since the trial in reexamination proceedings initiated by Apple resulting in two re-examination certificates which further validates that patent.  On appeal, a divided panel of the Federal Circuit Court of Appeals upheld the district court ruling overturning the jury verdict on direct and indirect infringement.

On March 23, 2013 Mirror Worlds, LLC filed a Petition for Certiorari to the Supreme Court of the United States appealing the decisions of the district court and Federal Circuit Court of Appeals.  Following our acquisition of the Mirror Worlds patents in May 2013, on June 3, 2013, we filed a petition to intervene as the new owner of the Mirror Worlds patents, in the petition for a writ of certiorari previously filed by Mirror Worlds, LLC.  On the June 24, 2013 the petition for a writ of certioriti was denied by the Supreme Court of United States.

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

On January 25, 2013, certain defendants filed a motion to stay the litigation pending completion or termination of the Inter Partes review proceedings at the United States Patent and Trademark Office (see below and Note D(5) to the financial statements included in this quarterly report).  On March 5, 2013, the Court granted certain defendants’ motion and stayed the litigation pending the disposition of the Inter Partes review proceedings described below.

On July 20, 2012, an unknown third party filed with the United States Patent and Trademark Office (“USPTO”) a request for ex parte reexamination of certain claims of our Remote Power Patent.  On September 5, 2012, the USPTO issued an order granting the reexamination.  The request for reexamination was stayed by the USPTO on December 21, 2012 pending the termination or completion of the Inter Partes Review proceedings described below.  The initial grant of the reexamination by USPTO is not unusual as the majority of such applications are initially granted.  While Management believes that the reexamination proceeding will further validate and strengthen our Remote Power Patent, should the USPTO reach a final determination that the Remote Power Patent is invalid (unless overturned by the Board of Patent Appeals and Interference or the United States Court of Appeals for the Federal Circuit), such a determination would have a material adverse effect on us as our entire current revenue stream is dependent upon the continued validity of our Remote Power Patent.

In addition to the reexamination proceeding referenced above, there have been five Inter Partes Review petitions filed in the USPTO pertaining to our Remote Power Patent.  On December 5, 2012, Avaya Inc. filed a petition to institute an Inter Partes Review of the Remote Power Patent.  On December 19, 2012, Sony Corporation of America, Axis Communications AB, and Axis Communications, Inc. filed a separate petition to also institute an Inter Partes Review of the Remote Power Patent.  On May 24, 2013, the Patent Trial and Appeal Board (“Patent Board”) determined to institute an Inter Partes Review of the ‘930 Patent on two of the five grounds requested in the proceeding initiated by Avaya, Inc. (IPR2013-0071).  Also on May 24, 2013, the Patent Board determined not to institute an Inter Partes Review of the ‘930 Patent in the Inter Partes Review proceeding initiated by Sony Corporation and Axis Communications, Inc. (IPR2013-0092). On July 2, 2013, the Board denied Sony and Axis’s Request for Rehearing. On June 24, 2013, Dell, Inc. filed a Petition for Inter Partes Review of the ‘930 Patent (IPR2013-00385). On July 12, 2013, we filed a Preliminary Response to Dell’s Petition. On July 29, 2013, the Patent Board instituted this Inter Partes Review proceeding (based on the same grounds as the Avaya proceeding) and joined it with the Avaya proceeding (IPR 2013-0071).  On June 24, 2013, Sony, Axis and Hewlett-Packard filed a Petition for Inter Partes Review of the ‘930 Patent (IPR2013-000386).  On July 29, 2013, the Patent Board determined not to institute an Inter Partes review of the ‘930 Patent in this proceeding.  The grounds in this Petition are the same as the grounds in the Avaya IPR (IPR 2013-0071) and Sony and HP moved to join this potential Inter Partes review with the Avaya IPR.  On August 7, 2013, Sony and Hewlett-Packard filed another Petition for Inter Partes Review of the ‘930 Patent (Case IPR to be assigned).  The grounds in this Petition are the same as the grounds in the Avaya IPR (IPR 2013-0071) and Sony and HP moved to join this potential Inter Partes review with the Avaya IPR.  On August 13, 2013, we filed our opposition to joinder with respect to the additional filing by Sony and HP.

In the event that the USPTO reaches a final determination in any of the Inter Partes Review proceedings or the ex parte reexamination that certain of our claims related to the Remote Power Patent are unpatentable, such a determination (unless overturned) would have a material adverse effect on our business, financial condition and results of operations as our entire revenue stream is dependent upon the continued validity of our Remote Power Patent.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Issuances of Unregistered Securities

On May 21, 2013, we issued to Mirror Worlds LLC (which subsequently changed its name to Looking Glass LLC) an aggregate of 1,750,000 5-year warrants (a warrant to purchase 875,000 shares at an exercise price of $1.40 per share and a warrant to purchase 875,000 shares at an exercise price of $2.10 per share) in connection with our acquisition of nine (9) patents (as well as five (5) patent applications) and certain other assets.  In addition, in connection with the acquisition of patents, we also issued to Recognition Interface, LLC 5-year warrants to purchase an aggregate of 500,000 shares of our common stock (a warrant to purchase 250,000 shares at an exercise price of $1.40 per share and a warrant to purchase 250,000 shares at an exercise price of $2.10 per share).  We also issued a warrant to Abacus and Associates, Inc., an affiliate of Recognition Interface, LLC, exercisable for 60 days to purchase 500,000 shares of our common stock at an exercise price of $2.05 per share.  All of the aforementioned warrants were issues pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Stock Repurchases

On August 22, 2011, we announced that our Board of Directors approved a share repurchase program to repurchase up to $2,000,000 of shares of our common stock over the next 12 months ("Share Repurchase Program").  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in our discretion.  The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors.  The Share Repurchase Program may be increased, suspended or discontinued at any time.  On January 31, 2012, the Board of Directors increased the Share Repurchase Program to purchase up to an additional $2,000,000 (or an aggregate of $4,000,000) of our common stock for the next 12 months.  On January 24, 2013, the Board of Directors further increased the Share Repurchase Program to purchase up to an additional $1,000,000 (or an aggregate of $5,000,000) of our common stock over the next twelve months.

During the months of April, May and June 2013, we did not repurchase any shares of our common stock pursuant to our Share Repurchase Program as indicated below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2013	-0-	—	-0-	$2,166,162
May 1 to May 31, 2013	-0-	—	-0-	$2,166,162
June 1 to June 30, 2013	-0-	—	-0-	$2,166,162

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits

   (a) Exhibits

31.1	Controls and Procedure Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Controls and Procedure Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Temporary Hardship Exemption provided by Rule 201.

101
The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Income and Comprehensive Income for the six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) Notes to Consolidated Financial Statements.*

* To be furnished by amendment pursuant to the Temporary Hardship Exemption provided by Rule 201 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK-1 SECURITY SOLUTIONS, INC.

Date: August 14, 2013	By:	/s/ Corey M. Horowitz
Corey M. Horowitz
Chairman and Chief Executive Officer

Date: August 14, 2013	By:	/s/ David C. Kahn
David C. Kahn
Chief Financial Officer