Form 10-Q
period 2013-09-30
NETWORK 1 TECHNOLOGIES INC
filed 2013-11-14
CIK 1065078

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

Commission File Number 1-15288

NETWORK-1 TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-3027591
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

445 Park Avenue, Suite 1020 New York, New York	10022
(Address of principal executive offices)	(zip code)

                 212-829-5770
(Registrant’s Telephone Number)

Network-1 Security Solutions, Inc.

(Former Name, Former Address and Former Fiscal Year If Changed Since Last Report)

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

The number of shares of Common Stock, $.01 par value per share, outstanding as of November 12, 2013 was 25,833,623.

NETWORK-1 TECHNOLOGIES, INC.

Form 10-Q INDEX

Item 1.  Financial Statements
NETWORK-1 TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
UNAUDITED

	SEPTEMBER 30,	DECEMBER 31,
	2013	2012
	(UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents	$19,584,000	$21,983,000
Marketable securities	532,000	547,000
Royalty receivables	1,127,000	775,000
Other current assets	198,000	222,000

Total Current Assets	$21,441,000	$23,527,000

OTHER ASSETS:
Deferred tax asset	$6,002,000	6,194,000
Patents, net of accumulated amortization	5,355,000	65,000
Other Investments	196,000	—
Security deposits	19,000	19,000

Total Other Assets	$11,572,000	$6,278,000

TOTAL ASSETS	$33,013,000	$29,805,000

LIABILITIES:

CURRENT LIABILITIES:
Accounts payable	$107,000	$232,000
Accrued expenses	460,000	593,000

TOTAL LIABILITIES	567,000	825,000

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY

Common stock - $0.01 par value; authorized 50,000,000 shares; 26,089,483 and 25,392,269 shares issued and outstanding at September 30,2013 and December 31,2012, respectively	261,000	254,000

Additional paid-in capital	$61,046,000	$58,046,000
Accumulated deficit	(28,832,000)	(29,306,000)
Other comprehensive income(loss)	(29,000)	(14,000)

TOTAL STOCKHOLDERS' EQUITY	32,446,000	28,980,000

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$33,013,000	$29,805,000

See notes to condensed financial statements

NETWORK-1 TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

ROYALTY REVENUE	$1,227,000	$1,418,000	$7,198,000	$7,809,000
COST OF REVENUE	345,000	393,000	2,117,000	2,341,000
GROSS PROFIT	882,000	1,025,000	5,081,000	5,468,000
OPERATING EXPENSES:
General and Administrative	738,000	622,000	1,933,000	1,653,000
Amortization of Patents	418,000	2,000	668,000	7,000
Non-Cash compensation	70,000	58,000	326,000	223,000

TOTAL OPERATING EXPENSES	1,226,000	682,000	2,927,000	1,883,000

OPERATING INCOME (LOSS)	(344,000)	343,000	2,154,000	3,585,000

OTHER INCOME (EXPENSES):
Interest income, net	9,000	3,000	27,000	22,000

INCOME (LOSS) BEFORE INCOME TAXES	(335,000)	346,000	2,181,000	3,607,000

INCOME TAXES (BENEFIT)
Current	(3,000)	11,000	23,000	44,000
Deferred	(124,000)	141,000	192,000	709,000
Total Income Taxes (Benefits)	(127,000)	152,000	215,000	753,000
NET INCOME (LOSS)	$(208,000)	$194,000	$1,966,000	$2,854,000

Net Income per share - Basic	$(.01)	$0.01	$.08	$0.11
- Diluted	$(.01)	$0.01	$.07	$0.10

Weighted average number of common shares outstanding:

- Basic	25,792,387	25,963,093	25,387,348	25,659,085
- Diluted	28,189,583	28,516,642	27,462,358	28,544,972

NET INCOME (LOSS)	$(208,000)	$194,000	$1,966,000	$2,854,000

OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized gain (loss) arising during period	(1,000)	(6,000)	(15,000)	(4,000)

COMPREHENSIVE INCOME (LOSS)	$(209,000)	$188,000	$1,951,000	$2,850,000

See notes to condensed financial statements

NETWORK-1 TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOW
UNAUDITED

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,966,000	$2,854,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of Patents	668,000	7,000
Stock based compensation	326,000	223,000
Non-cash royalty revenue	(70,000)	—

Source (use) of cash from changes in operating assets and liabilities:
Royalty receivables and other current assets	(279,000)	(596,000)
Accounts payable and accrued expenses	(255,000)	(1,052,000)
Income taxes payable and accrued expense	(53,000)	(54,000)
Deferred tax asset	192,000	709,000
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,495,000	2,091,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of patents and other assets	(4,417,000)	—
Investments	(50,000)	—
NET CASH USED IN INVESTING ACTIVITIES	(4,467,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares delivered to fund withholding taxes	(486,000)	(487,000)
Repurchase of treasury stock	(1,017,000)	(52,000)
Proceeds from exercises of options and warrants	1,076,000	—

NET CASH PROVIDED (USED IN) FINANCING ACTIVITIES	(427,000)	(539,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,399,000)	1,552,000

CASH AND CASH EQUIVALENTS, beginning of period	21,983,000	20,661,000
CASH AND CASH EQUIVALENTS, end of period	$19,584,000	$22,213,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$—	$—
Taxes	$98,000	$137,000

NON CASH INVESTING AND FINANCING ACTIVITIES:
Value of shares and warrants issued to purchase patents	$1,617,000	$—

See notes to condensed financial statements

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] BASIS OF PRESENTATION:

The accompanying condensed financial statements as of September 30, 2013 and for the three and nine month periods ended September 30, 2013 and September 30, 2012 are unaudited, but, in the opinion of the management of Network-1 Technologies, Inc. (the "Company"), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 2013, and the results of its operations for the three and nine month periods ended September 30, 2013 and September 30, 2012 and its cash flows for the nine month periods then ended. The condensed financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2012 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results of operations to be expected for the full year.

[2] BUSINESS:

The Company’s principal business is the development, licensing and protection of our intellectual property.  We presently own twenty (20) patents issued by the U.S. Patent and Trademark Office that relate to various technologies including patents covering (i) the delivery of power over Ethernet (“PoE”) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras, over Ethernet networks; (ii) foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) enabling technology for identifying media content on the Internet, and taking further action to be performed based on such identification including, among others, the insertion of advertising and the facilitation of the purchase of goods and services; and (iv) systems and methods for the transmission of audio, video and data over computer and telephony networks.  In addition, the Company continually reviews opportunities to acquire or license additional intellectual property.  The Company’s strategy is to pursue licensing and strategic alliances with companies in industries that manufacture and sell products that make use of the technologies underlying its intellectual property as well as with other users of the technologies who benefit directly from the technologies including corporate, educational and governmental entities.  The Company has been actively engaged in the licensing of its patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the “Remote Power Patent”).  At September 30, 2013, the Company had entered into a total of sixteen (16) license agreements with respect to its Remote Power Patent which, among others, include license agreements with Cisco Systems, Inc. and Cisco-Linksys, LLC, Microsemi Corporation, Extreme Networks, Inc., Motorola Solutions, Inc., Allied Telesis, Inc., NEC Corporation and several other major data networking equipment manufacturers.  The Company has a pending patent infringement litigation against eleven (11) data network

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

equipment manufacturers for infringement of its Remote Power Patent (See Note D[1] to the financial statements included in this quarterly report).  As part of the Company’s patent acquisition and development strategy, in February 2013 the Company acquired four (4) patents and one (1) pending patent application and in May 2013 the Company acquired nine (9) patents and five (5) pending patent applications (See Note B[2] to the financial statements included in this quarterly report).  In May 2013, the Company’s newly formed subsidiary (Mirror Worlds Technologies, LLC) initiated patent litigation against Apple, Inc., Microsoft, Inc. and several other major vendors of operating system software and computer systems for infringement of one of the patents acquired in May 2013 (See Note D[2] hereof).

(b)  As reflected in the accompanying financial statements, the Company had revenue of $1,227,000 and $1,418,000 for the three month period ended September 30, 2013 and September 30, 2012, respectively, and revenue of $7,198,000 and $7,809,000 for the nine month period ended September 30, 2013 and September 30, 2012, respectively.  Non-cash revenue of $70,000 was included in the three and nine month periods ended September 30, 2013.  The Company has been dependent upon cash on hand and royalty revenue from licensing of its Remote Power Patent to fund its operations.  The Company had cash and cash equivalents of $19,584,000 as of September 30, 2013.

[3] STOCK-BASED COMPENSATION:

On January 24, 2013, the Company issued 5-year stock options to each of its then four (4) non-management directors to purchase 25,000 shares of its common stock at an exercise price of $1.19 per share.  Such options vest over a one year period in equal quarterly amounts, subject to continued service on the Board (the vesting was accelerated for one director upon his resignation in August 2013).  The Company recorded $39,000 in non-cash compensation in connection with the vested portion of these options for the nine month period ended September 30, 2013.

On June 19, 2013, the Company issued to a director a 5-year stock option to purchase 300,000 shares of its common stock, at an exercise price of $1.88 per share, for service as the sole member of the Company’s Strategic Development Committee.  The shares underlying such stock option vested 100,000 shares on the date of grant and will vest 100,000 shares on June 19, 2014 and 100,000 shares on June 19, 2015.  The Company recorded $75,000 in non-cash compensation in connection with the vested portion of the stock option for the nine month period ended September 30, 2013.

During the nine month periods ended September 30, 2013 and 2012, the Company recorded non-cash compensation expense of $81,000 and $37,000 for the vested portion of 10-year stock options to purchase 500,000 and 750,000 shares issued to the Company’s Chairman and Chief Executive Officer in November 2012 and June 2009, respectively.  In addition, during the nine month periods ended September 30, 2013 and September 30, 2012, the Company recorded non-cash compensation expense of $129,000 and $98,000, respectively, for the vested portion of stock options granted to its Chief Financial Officer, directors and consultants in current prior years.

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On January 27, 2012, the Company issued a 5-year stock option to purchase 50,000 shares of its common stock, at an exercise price of $1.21 per share, to a director for joining the Board of Directors, which option vested in equal quarterly installments over a one year period.  On January 31, 2012 and February 24, 2012, the Company issued 5-year stock options to purchase an aggregate of 25,000 shares to each of its three non-management directors, at exercise prices of $1.21 and $1.35 per share.  These stock options vest over a one year period in equal quarterly installments.

On April 11, 2012, the Company issued a 5-year stock option to purchase 125,000 shares of its common stock to one of its directors, at an exercise price of $1.40 per share, in consideration of serving on a special committee of the Board of Directors, and such option was to vest over a one year period in equal quarterly amounts of 31,250 shares (the vesting was accelerated following the resignation of the director in December 2012).  On April 12, 2012, the Company issued to its Chief Financial Officer, in consideration of extension of his consulting agreement with the Company (See Note C[4]), a 5-year stock option to purchase 75,000 shares of its common stock, at an exercise price of $1.40 per share.  Such option vested over a one year period in equal installments of 18,750 shares.

During the nine month period ended September 30, 2013, the Company’s Chairman and Chief Executive Officer, Chief Financial Officer and an employee exercised stock options to purchase an aggregate of 1,125,000, 10,000 and 52,500 shares, respectively, of the Company’s common stock at an exercise price of $0.68 per share.  All such options were exercised on a cashless basis (except for the exercise of an option to purchase 10,000 shares by the Chief Financial Officer) by delivery of an aggregate of 396,373 and 18,497 shares of common stock, respectively, and 241,540 and 10,201 shares of common stock were delivered with an aggregate value of $466,172 and $19,688 to fund payroll withholding taxes on exercise, resulting in aggregate net shares of 487,087 and 23,802 issued to the Chairman and Chief Executive Officer and the employee, respectively, with respect to such option exercises.

During the nine month period ended September 30, 2012, the Company's Chairman and Chief Executive Officer and an affiliate exercised stock options and warrants to purchase an aggregate of 2,623,070 shares of the Company's common stock at an exercise price of $0.68 per share.  All such stock options were exercised on a cashless basis by delivery of 1,306,979 shares of common stock and 350,160 shares of common stock were delivered with an aggregate value of $486,951 to fund payroll withholding taxes on exercise, resulting in aggregate net shares of 965,933 issued to the Chairman and Chief Executive Officer with respect to such stock option and warrant exercises.

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The fair value of each stock option grant on the date of grant is estimated using the Black-Scholes option-pricing utilizing the following weighted average assumptions:

	NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012
Risk-free interest rates Expected option life in years Expected stock price volatility Expected dividend yield	0.78% -1.24% 5 years 43.54% - 44.31% -0-	0.71%-0.89% 5 years 45.86% - 0 -

[4] REVENUE RECOGNITION:

The Company recognizes revenue received from the licensing of its intellectual property in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB No. 104") and related authoritative pronouncements. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the license agreement, (iii) amounts are fixed or determinable, and (iv) collectibility of amounts is reasonably assured.  One licensee (Cisco Systems, Inc. and an affiliate) constituted approximately 81% and 80% of the Company’s revenue for the nine month periods ended September 30, 2013 and September 30, 2012, respectively.

[5] INCOME TAXES:

At September 30, 2013, the Company had net operating loss carryforwards (NOLs) totaling approximately $24,317,000 expiring 2029, with a future tax benefit of approximately $8,268,000.  During the second quarter of 2011, as a result of the Company's financial results and projected future operating results, management determined that a portion of the NOL was more likely than not to be utilized resulting in the recording of a one-time, non-cash income tax benefit of $7,000,000 (income) or $0.29 per share (basic) for the three and six month periods ended June 30, 2011.  At September 30, 2013 and December 31, 2012, $6,002,000 and $6,194,000, respectively, were recorded as a deferred tax asset on the Company's balance sheet.  During the nine month period ended September 30, 2013 as a result of income (before taxes) for the period of $2,181,000, $215,000 was recorded as income tax expense and the deferred tax asset was reduced by $192,000 to $6,002,000.  To the extent that the Company earns income in the future, it will report income tax expense and such expense attributable to federal income taxes will reduce the recorded income tax benefit asset reflected on the balance sheet.  Management will continue to evaluate the recoverability of the NOL and adjust the deferred tax asset appropriately.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

[6] EARNINGS (LOSS) PER SHARE:

Basic Earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. Potential shares of 7,207,500 and 5,460,000 at September 30, 2013 and 2012, respectively, consisted of options and warrants.  Computations of basic and diluted weighted average common shares outstanding are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012

Weighted-average common shares outstanding – basic	25,387,348	25,659,085	25,792,387	25,963,093
Dilutive effect of options and warrants	2,075,010	2,885,887	2,397,196	2,553,549
Weighted-average common shares outstanding – diluted	27,462,358	28,544,972	28,189,583	28,516,642
Options and Warrants excluded from the computation of diluted income (loss) per share because the effect of inclusion would have been anti-dilutive	5,132,490	2,574,113	4,810,304	2,906,451

[7] CASH EQUIVALENTS:

The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC").  At September 30, 2013, the Company maintained cash balance of $19,334,000 in excess of FDIC limits.

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Cash and cash equivalents as of September 30, 2013 and December 31, 2012 are composed of:

	September 30, 2013	December 31, 2012

Cash	$1,823,000	$1,346,000
Money market fund	17,761,000	20,637,000
Total	$19,584,000	$21,983,000

[8] MARKETABLE SECURITIES

Marketable securities are classified as available-for-sale and are recorded at fair market value.  Unrealized gain and losses are reported as other comprehensive income.  Realized gains and losses are included in income in the period they are realized.  The Company's marketable securities consist of a corporate bond (face value $500,000) with a 5% coupon and a maturity date of June 2015.

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

[9] INVESTMENT IN LIFESTREAMS

In May 2013, as part of the acquisition of the Mirror Worlds portfolio (See Note B[2] hereof), the Company acquired from Mirror Worlds, LLC 250,000 shares of common stock of Lifestreams Technologies Corporation (“Lifestreams”), a company engaged in the development of next generation applications and methodologies designed to organize and display digital data.  In addition, in July 2013 the Company made an additional investment of $50,000 in Lifestreams as part of a financing and received 123,456 shares of Series A preferred stock and, as part of an amended license agreement between the Company’s subsidiary and Lifestreams, the Company received a warrant to purchase 7.5% of the then outstanding shares of common stock of Lifestreams on a fully diluted basis (post-financing).  The warrant is valued at $70,000 based on the Black-Scholes option model and recorded as non-cash royalty income.  Since the investment in Lifestreams does not have a readily determinable fair value, such investment was recorded utilizing the cost-method.  At September 30, 2013, the Company’s investment in Lifestream consists of the following:

	Number of Shares	Value
Common Stock	250,000	$76,000
Series A Preferred Stock	123,456	50,000
Warrants	1,305,000	70,000
		$196,000

NOTE B - COMMITMENTS AND CONTINGENCIES

[1] Legal Fees:

Dovel & Luner, LLP provides legal services to the Company with respect to its patent litigation commenced in May 2013 against Apple, Inc., Microsoft, Inc. and other major vendors of document system software and computer systems in the United States District Court of Texas, Tyler Division for infringement of U.S. Patent No. 6,006,227.  The terms of our agreement with Dovel & Luner LLP provide for legal fees on a contingency basis ranging from 25% to 40% of the net recovery (after deduction of expenses) depending upon the stage of proceeding in which a result (settlement or judgment) is achieved, subject to certain agreed upon contingency fee caps depending upon the amount of the net recovery.  The Company is responsible for a certain portion of the expenses incurred with respect to the litigation.

Dovel & Luner, LLP provides legal services to the Company with respect to the Company’s pending patent litigation against eleven (11) data networking equipment manufacturers filed in September 2011 in the United States District Court for the Eastern District of Texas, Tyler (See Note D[1]).  The terms of the Company’s agreement with Dovel & Luner LLP essentially provides for legal fees on a full contingency basis ranging from 12.5% to 35% (with certain

NOTE B - COMMITMENTS AND CONTINGENCIES (continued)

exceptions) of the net recovery (after deduction for expenses) depending on the stage of the preceding in which a result (settlement or judgment) is achieved.  For the nine month periods ended September 30, 2013 and September 30, 2012, the Company accrued aggregate legal fees with respect to the litigation of $181,000 and $297,000, respectively, to Dovel & Luner, LLP.  The Company is responsible for a certain portion of the expenses incurred with respect to the litigation.

Dovel & Luner, LLP provided legal services to the Company with respect to the litigation settled in July 2010 against several major data networking equipment manufacturers (See Note D[3] hereof).  The terms of the Company’s agreement with Dovel & Luner, LLP with respect to this litigation provided for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of 24% (based on the settlement being achieved at the trial stage).  Because of the royalty payments payable quarterly by Cisco in accordance with the Company’s settlement and license agreement with Cisco (See Note D[3]), the Company has an obligation to pay Dovel & Luner 24% of such royalties received.  During the nine months ended September 30, 2013 and 2012, the Company incurred aggregate legal fees to Dovel & Luner, LLP of approximately $1,479,000 and $1,581,000, respectively, with respect to the aforementioned litigation.

With respect to the Company’s litigation against D-Link, which was settled in May 2007, the Company utilized the legal services of Blank Rome, LLP on a full contingency basis.  In accordance with the Company’s contingency fee agreement with Blank Rome LLP, once the Company recovers its expenses related to the litigation (which was recovered in the first quarter of 2013), the Company is obligated to pay legal fees to Blank Rome LLP equal to 25% of the royalty revenue received by the Company from its license agreement with D-Link.  During the nine months ended September 30, 2013, the Company accrued legal fees to Blank Rome of $24,000.

[2] Patent Acquisitions:

On February 28, 2013, the Company completed the acquisition of four (4) patents (as well as a pending patent application) from Dr. Ingemar Cox, a technology leader in digital watermarking content identification, digital rights management and related technologies, for a purchase price of $1,000,000 in cash and 403,226 shares of the Company’s common stock.  In addition, the Company is obligated to pay Dr. Cox 12.5% of the net proceeds (after deduction of expenses) generated by the Company from licensing, sale or enforcement of the patents.  As of September 30, 2013, the Company has filed seven (7) additional related patent applications with the United States Patent and Trademark Office seeking patent protection based upon the original patent application filed in 2000.

On May 21, 2013, the Company’s newly formed subsidiary, Mirror Worlds Technologies, LLC, acquired all of the patents previously owned by Mirror Worlds, LLC (which subsequently changed its name to Looking Glass LLC), consisting of nine (9) issued United States patents and five (5) pending applications covering foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system.  As consideration for the patent acquisition, the Company paid Mirror Worlds, LLC $3,000,000 in cash, and issued 5-year warrants to purchase an aggregate of 1,750,000 shares of the Company’s common stock (875,000 shares of common stock at an exercise price of $1.40 per share and 875,000 shares of

NOTE B - COMMITMENTS AND CONTINGENCIES (continued)

common stock at an exercise price of $2.10 per share).  As part of the acquisition, the Company also entered into an agreement with Recognition Interface, LLC (“Recognition”), an entity that financed the commercialization of the patent portfolio prior to its sale to Mirror Worlds, LLC and also retained an interest in the licensing proceeds of the patent portfolio held by Mirror Worlds, LLC.  Pursuant to the terms of the Company’s agreement with Recognition, Recognition received (i) 5-year warrants to purchase 250,000 shares of the Company’s common  stock  at  $1.40  per  share,  and  (ii)  5-year warrants to  purchase 250,000 shares of common stock at $2.10 per share.  Recognition also received from the Company an interest in the net proceeds realized from the monetization of the patent portfolio as follows: (i) 10% of the first $125 million of net proceeds, (ii) 15% of the next $125 million of net proceeds, and (iii) 20% of any portion of the net proceeds in excess of $250 million.  In addition, Abacus and Associates, Inc. (“Abacus”), an investment entity affiliated with Recognition,  received  a  60-day  warrant  to  purchase  500,000  shares  of  the Company’s common stock at $2.05 per share.  In accordance with the Company’s agreement with Recognition, as a result of the exercise of the 60-day warrant by Abacus in July 2013, additional 5-year warrants to purchase an aggregate of 250,000 shares (125,000 shares at an exercise price of $2.10 per share and 125,000 shares at an exercise price of $1.40 per share) of the Company’s common stock were issued to Recognition.

[3] Amended Patent Purchase Agreement:

On January 18, 2005, the Company and Merlot Communications, Inc., the successor of which is BAXL Technologies, Inc. (the “Seller”), amended the Patent Purchase Agreement originally entered into in November 2003 (the "Amendment") pursuant to which the Company paid an additional purchase price of $500,000 to Seller for the restructuring of future contingent payments to Seller from the licensing or sale of the patents (including the Remote Power Patent and the QoS family of patents).  The Amendment provided for future contingent payments by the Company to Seller of $1.0 million upon achievement of $25 million of Net Royalties (as defined) which payment was accrued in 2011 and subsequently paid, an additional $1.0 million upon achievement of $50 million of Net Royalties and an additional $500,000 upon achievement of $62.5 million of Net Royalties from the licensing or sale of the patents acquired from Seller.

[4] Services Agreement:

Pursuant to an agreement, dated November 30, 2004, between the Company and ThinkFire Services USA, Ltd. (“ThinkFire”), the Company is obligated to pay ThinkFire fees from royalty payments received from certain licensees in consideration for services performed on behalf of the Company.  During the nine month periods ended September 30, 2013 and 2012, the Company accrued fees of approximately $77,000 and $73,000, respectively, with respect to its obligation to ThinkFire.

[5] Lease Agreement:

The Company currently leases office space in New York City at a cost of $3,500 per month which lease expires on November 30, 2013.

On June 16, 2011, the Company entered into a four-year lease agreement commencing July 18, 2011 to rent office space, consisting of approximately 2,400 square feet, for offices in New Canaan, Connecticut.  In accordance with the lease, the Company pays a base rent of $6,400 per

NOTE B - COMMITMENTS AND CONTINGENCIES (continued)

month for the first two years, $6,800 per month for the third year and $7,000 per month for the fourth year.  The base rent is subject to annual adjustments to reflect increases in real estate taxes and operating expenses.  The Company also entered into a one year sublease (which expired in July 2012 and was not extended) at a base rent of $3,700 per month to sublet approximately 50% of the space to a third party.

NOTE C - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

[1] On November 1, 2012, the Company entered into a new employment agreement (the “Agreement”) with its Chairman and Chief Executive Officer for a one year term (which shall automatically be extended for two successive one year periods unless terminated by the Company) at an annual base salary of $415,000.  The Agreement established an annual target bonus of $150,000 for the Chairman and Chief Executive Officer based on performance criteria to be established on an annual basis by the Board of Directors (or compensation committee).  For the year ended December 31, 2012, the Chairman and Chief Executive Officer received the target bonus of $150,000.  In connection with the Agreement, the Chairman and Chief Executive Officer was issued a 10-year option to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.19 per share, which vests in equal quarterly amounts of 41,667 shares beginning November 1, 2012 through August 31, 2015, subject to acceleration upon a change of control.  The Chairman and Chief Executive Officer shall forfeit the balance of unvested shares if his employment has been terminated “For Cause” (as defined) by the Company or by him without "Good Reason" (as defined).  Under the terms of the Agreement, the Chairman and Chief Executive Officer also receives incentive compensation in an amount equal to 5% of the Company’s gross royalties or other payments or proceeds (without deduction of legal fees or any other expenses) with respect to its Remote Power Patent and a 10% net interest (gross royalties and other payments or proceeds after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company’s royalties and other payments with respect to its other patents besides the Remote Power Patent (the “Additional Patents”) (the “Incentive Compensation”).  During the nine months ended September 30, 2013 and September 30, 2012 the Chairman and Chief Executive Officer earned Incentive Compensation of $356,000 and $390,000, respectively.  The Incentive Compensation shall continue to be paid to the Chairman and Chief Executive Officer for the life of each of the Company’s patents with respect to licenses entered into with third parties during the term of his employment or at anytime thereafter, whether he is employed by the Company or not; provided, that, the Chairman and Chief Executive Officer’s employment has not been terminated by the Company “For Cause” (as defined) or terminated by him without “Good Reason” (as defined).  In the event of a merger or sale of substantially all of the assets of the Company, the Company has the option to extinguish the right of Chairman and Chief Executive Officer to receive future Incentive Compensation by payment to him of a lump sum payment, in an amount equal to the fair market value of such future interest as determined by an independent third party expert if the parties do not reach agreement as to such value.  In the event that the Chairman and Chief Executive Officer’s employment is terminated by the Company “Other Than For Cause” (as defined) or by him for “Good Reason” (as defined), the Chairman and Chief Executive Officer shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) a pro-rated portion of the $150,000 target bonus provided bonus

NOTE C - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS (continued)

criteria has been satisfied on a pro-rated basis through the calendar quarter in which the termination occurs and (iii) accelerated vesting of all unvested options and warrants.

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

[2] On June 8, 2009, the Company entered into an employment agreement (the “Agreement”) with the Chairman and Chief Executive Officer for a three year term (which expired in June 2012) at an annual base salary of $375,000 (retroactive to April 1, 2009) for the first year and increasing 5% on each of April 1, 2010 and April 1, 2011.  During the term of the Agreement, the Chairman and Chief Executive Officer received a cash bonus in an amount no less than $150,000 on an annual basis.  In connection with the Agreement, the Chairman and Chief Executive Officer was issued a 10-year option to purchase 750,000 shares of common stock at an exercise price of $0.83 per share, which vested in equal quarterly amounts of 62,500 shares beginning June 30, 2010 through March 31, 2012.  In addition to the aforementioned option grant, the Company extended for an additional 5 years the expiration dates of all options (an aggregate of 417,500 shares) expiring in the calendar year 2009 owned by the Chairman and Chief Executive Officer. Under the terms of the Agreement, the Chairman and Chief Executive Officer also received additional bonus compensation in an amount equal to 5% of the Company’s royalties or other payments with respect to the Company’s Remote Power Patent (before deduction of payments to third parties including, but not limited to, legal fees and expenses and third party license fees).

[3] On February 3, 2011, the Company entered into an agreement with its Chief Financial Officer for his continued service through December 31, 2012.  In consideration for his services, the Chief Financial Officer was compensated at the rate of $9,000 per month for the year ending December 31, 2011 and was to be compensated at the rate of $9,450 per month for the year ending December 31, 2012.  In connection with the agreement, the Chief Financial Officer was also issued a 5-year stock option to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.59 per share.  The option vested 50,000 shares on the date of grant and the balance of the shares (50,000) vested on the one year anniversary date (February 3, 2012) from the date of grant.

[4] On April 12, 2012, the Company entered into an agreement with its Chief Financial Officer which amended the agreement, dated February 3, 2011 (See Note C[3] above), pursuant to which he continued to serve the Company.  The amendment (the "Amendment") provided as follows: (i) the term of service of the Chief Financial Officer shall be extended until December 31, 2013; (ii) monthly compensation shall be increased to $11,000 per month; and (iii) the Chief Financial Officer was granted a 5-year stock option to purchase 75,000 shares of the Company’s common stock at an exercise price of $1.40 per share, which option vests over a one year period in equal quarterly amounts of 18,750 shares.  Except as provided in the Amendment, all other terms of the agreement, dated February 3, 2011, remain in full force and effect.

NOTE D - LITIGATION

[1] In September 2011, the Company initiated patent litigation against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of its Remote Power Patent.  Named as defendants in the lawsuit, excluding related parties, were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inc., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transition Networks, Inc.  The Company seeks monetary damages based upon reasonable royalties.  During the year ended December 31, 2012, the Company reached settlement agreements with defendants Motorola Solutions, Inc. ("Motorola"), Transition Networks, Inc. ("Transition Networks") and GarretCom, Inc. (“GarretCom”).  In February 2013, the Company reached settlement agreements with Allied Telesis, Inc. (“Allied Telesis”) and NEC Corporation (“NEC”).  As part of the settlements, Motorola, Transition Networks, GarretCom, Allied Telesis and NEC each entered into a non-exclusive license agreement for the Company’s Remote Power Patent pursuant to which each such defendant agreed to license the Remote Power Patent for its full term (which expires in March 2020) and pay a license initiation fee and quarterly or annual royalties based on their sales of PoE products.  On January 25, 2013, certain defendants filed a motion to stay the litigation pending completion or termination of the Inter Partes Review proceedings pending at the United States Patent and Trademark Office (see Note D(5) hereof).  On March 5, 2013, the Court granted defendants’ motion and stayed the litigation pending the disposition of the Inter Partes Review proceedings.

[2] On May 23, 2013, the Company’s newly formed subsidiary (Mirror Worlds Technologies, LLC) initiated patent litigation in the United States District Court for the Eastern District of Texas, Tyler Division, against Apple, Inc., Microsoft, Inc., Hewlett-Packard Company, Lenovo Group Ltd., Lenovo (United States), Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics America, Inc. and Samsung Telecommunications America L.L.C., for infringement of the ‘227 Patent (one of the patents the Company acquired as part of the Mirror Worlds patent portfolio – See Note B[2] to the Company’s financial statements included in this quarterly report).  The Company seeks, among other things, monetary damages based upon reasonable royalties.  The lawsuit alleges that the defendants have infringed and continue to infringe the claims of the ‘227 Patent by making, selling, offering to sell and using infringing products including Mac OS and Windows operating systems and personal computers and tablets that include versions of those operating systems, and by encouraging others to make, sell, and use these products.

[3] In July 2010, the Company settled its patent litigation pending in the United States District Court for the Eastern District of Texas, Tyler Division, against Adtran, Inc, Cisco Systems, Inc. and Cisco-Linksys, LLC, (collectively, “Cisco”), Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., and 3Com Corporation, Inc.  As part of the settlement, Adtran, Cisco, Enterasys, Extreme Networks and Foundry Networks each entered into a settlement agreement with the Company and entered into non-exclusive licenses for the Company’s Remote Power Patent (the “Licensed Defendants”).  Under the terms of the licenses, the Licensed Defendants paid the Company aggregate upfront payments of approximately $32 million and also agreed to license the Remote Power Patent for its full term, which expires in March 2020.  In accordance with the Settlement and License Agreement, dated May 25, 2011, which expanded upon the July 2010 agreement, Cisco is obliged to pay the Company royalties (which began in the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the

NOTE D - LITIGATION (continued)

patent.  The royalty payments are subject to certain conditions including the continued validity of the Company’s Remote Power Patent, and the actual royalty amounts received may be less than the caps stated above, as was the case in 2012 and 2011.  Under the terms of the agreement, if the Company grants other licenses with lower royalty rates to third parties (as defined in the agreement), Cisco shall be entitled to the benefit of the lower royalty rates provided it agrees to the material terms of such other license.  Under the terms of the agreement, the Company has certain obligations to Cisco and if it materially breaches such terms, Cisco will be entitled to stop paying royalties to the Company.  Such a breach of the agreement by the Company would have a material adverse effect on the Company’s business, financial condition and results of operations.

[4] On July 20, 2012, an unknown third party filed with the United States Patent and Trademark Office (USPTO) a request for an Ex Parte Reexamination, requesting that our Remote Power Patent be reexamined by the USPTO.  The request for reexamination was stayed on December 21, 2012 pending the termination or completion of the Inter Partes Review proceedings described in Note D[5] below.  The initial grant of the reexamination by USPTO is not unusual as the majority of such applications are initially granted by USPTO.  While the Company believes that the reexamination proceeding will further validate and strengthen the Remote Power Patent, should the USPTO reach a final determination that the Remote Power Patent is invalid (unless overturned by the USPTO’s Board of Patent Appeals and Interference or the United States Court of Appeals for the Federal Circuit), such a determination would have a material adverse effect on the Company as its entire current revenue stream is dependent upon the continued validity of our Remote Power Patent.

[5] At September 30, 2013, Avaya Inc., Dell Inc., Sony Corporation of America and Hewlett Packard Co. were petitioners in Inter Partes Review proceedings (which have been joined together) (the “IPR Proceeding”) pending at the United States Patent and Trademark Office before the Patent Trial and Appeal Board (the “Patent Board”) involving our Remote Power Patent.  The IPR Proceeding is scheduled for a trial before the Patent Board on January 17, 2014.  In the event that the Patent Board reaches a final determination in the IPR proceedings that certain of the Company’s claims related to the Remote Power Patent are unpatentable, such a determination (unless overturned by the United States Court of Appeals for the Federal Circuit) would have a material adverse effect on the Company’s business, financial condition and results of operations as the Company’s entire current revenue stream is dependent upon the continued validity of the Company’s Remote Power Patent.

NOTE E – STOCK REPURCHASE

On August 22, 2011, the Company announced that its Board of Directors approved a share repurchase program to repurchase up to $2,000,000 of shares of its common stock over the next 12 months ("Share Repurchase Program").  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion.  The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors.  The Share Repurchase Program may be increased, suspended or discontinued at any time.  On January 31, 2012, the Board of Directors increased the Share Repurchase Program to purchase up to an additional $2,000,000 (or an aggregate of $4,000,000) of the Company's common stock for the next 12 months.  On January 24, 2013, the Board of Directors increased the Share Repurchase Program to purchase up to an additional $1,000,000 (or an aggregate of $5,000,000) of the Company’s common stock over the next 12 months.  During the three month period ended September 30, 2013, the Company repurchased 97,812 shares of common stock as, at an average price per share of $1.78, as part of its Share Repurchase Program.

NOTE F – SUBSEQUENT EVENTS

[1] On October 9, 2013, the Company filed an Amendment to its Certificate of Incorporation to change its name to Network-1 Technologies, Inc.

[2] On October 9, 2013, the Company’s 2013 Stock Incentive Plan (“2013 Plan”) was approved by the Company’s stockholders (previously approved by the Company’s Board of Directors in August 2013).  The 2013 Plan provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock, (d) stock appreciation rights, and (e) other stock-based awards.  Awards under the 2013 Plan may be granted singly, in combination, or in tandem.  Subject to standard anti-dilution adjustments as provided in the 2013 Plan, the 2013 Plan provides for an aggregate of 2,600,000 shares of the Company’s common stock to be available for distribution pursuant to the 2013 Plan.  The Compensation Committee (or the Board of Directors) will generally have the authority to administer the 2013 Plan, determine participants who will be granted awards under the 2013 Plan, the size and types of awards, the terms and conditions of awards and the form and content of the award agreements representing awards.  Awards under the 2013 Plan may be granted to employees, directors and consultants of the Company and its subsidiaries.

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

OVERVIEW

Our principal business is the development, licensing and protection of our intellectual property.  We presently own twenty (20) patents issued by the U.S. Patent and Trademark Office that relate to various technologies including patents covering (i) the delivery of power over Ethernet (“PoE”) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras, over Ethernet networks; (ii) foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) enabling technology for identifying media content on the Internet and taking further action to be performed based on such identification including, among others, the insertion of advertising and the facilitation of the purchase of goods and services related to the updated content; and (iv) systems and methods for the transmission of audio, video and data over computer and telephony networks.  In addition, we continually review opportunities to acquire or license additional intellectual property.  Our strategy is to pursue licensing and strategic alliances with companies in industries that manufacture and sell products that make use of the technologies underlying our intellectual property as well as with other users of the technologies who benefit directly from the technologies including corporate, educational and governmental entities.

We have been actively engaged in the licensing of our patent (U.S. Patent No. 6,218,930) covering delivery of power over Ethernet cables (the “Remote Power Patent”).  As of September 30, 2013, we had entered into sixteen (16) license agreements with respect to our Remote Power Patent which, among others, include license agreements with Cisco Systems, Inc. and Cisco Linksys, LLC, Extreme Networks, Inc., Netgear, Inc., Microsemi Corporation, Motorola Solutions, Inc. and NEC Corporation and several other major data networking equipment manufacturers (See Note D to our financial statements included in this quarterly report).  Our current strategy includes continuing to pursue licensing opportunities for our Remote Power Patent from vendors of PoE equipment in order to resolve possible infringement of the Remote Power Patent by such vendors.  In addition, we continue to seek to acquire additional intellectual property assets to develop, commercialize, license or otherwise monetize such intellectual property.  We may also enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.  The form of such relationships may differ depending upon the opportunity and may include, among other things, a strategic investment in such third party, the provision of financing to such third party or the formation of a joint venture with such third party for the purpose of monetizing their intellectual property assets.

On February 28, 2013, as part of our acquisition strategy, we acquired from Dr. Ingemar Cox, a technology leader in digital watermarking content identification, digital rights management and related technologies, four (4) patents (as well as a pending patent application) for a purchase price of $1,000,000 in cash and 403,226 shares of our common stock.  In addition, we are obligated to pay Dr. Cox 12.5% of the net proceeds generated by us from licensing, sale or enforcement of the patents (See Note B[2] to our financial statements included in this quarterly report).  As of September 30, 2013, we filed seven (7) patent applications with the United States Patent and Trademark Office seeking patent protection based upon the original patent application filed in 2000 and we anticipate further issuances of additional claims for this portfolio.

On May 21, 2013, our newly formed subsidiary, Mirror Worlds Technologies, LLC, acquired all of the patents previously owned by Mirror Worlds, LLC (which subsequently changed its name to Looking Glass LLC) including nine (9) issued United States patents and five (5) pending applications covering foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system (the “MW Patent Portfolio”).  The consideration we paid Mirror Worlds, LLC for the MW Patent Portfolio consisted of (i) $3,000,000 in cash, (ii) 5-year warrants to purchase 875,000 shares of our common stock at $1.40 per share, and (iii) 5-year warrants to purchase 875,000 shares of our common stock at $2.10 per share. (See Note B[2] to our financial statements included in this quarterly report).  As part of the acquisition of the MW Patent Portfolio, we also entered into an agreement with Recognition Interface, LLC (“Recognition”), an entity that financed the commercialization of the MW Patent Portfolio prior to its sale to Mirror Worlds, LLC and also retained an interest in  the licensing proceeds of the patent portfolio held by Mirror Worlds, LLC.  Pursuant to the terms of our agreement with Recognition, Recognition received (i) 5-year warrants to purchase 250,000 shares of our common  stock  at $1.40 per share, and (ii) 5-year warrants to purchase 250,000 shares of our common stock at $2.10 per share.  Recognition also received from us an interest in the net proceeds realized from the monetization of the MW Patent Portfolio as follows: (i) 10% of the first $125 million of net proceeds, (ii) 15% of the next $125 million of net proceeds, (iii) and 20% of any portion of the net proceeds in excess of $250 million.  In addition, Abacus and Associates, Inc., an entity affiliated with Recognition,  received  a  60-day  warrant  to  purchase  500,000  shares  of  our common stock at $2.05 per share which it exercised in full on July 22, 2013 resulting in proceeds to us of $1,025,000.  As a result of such warrant exercise and in accordance with our agreement with Recognition, we issued additional warrants to Recognition to purchase an aggregate of 250,000 shares (125,000 shares at an exercise price of $2.10 per share and 125,000 at an exercise price of $1.40 per share) of our common stock (See Note B[2] to our financial statements included in this quarterly report).

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

On May 22, 2013, through our newly formed subsidiary, Mirror Worlds Technologies, LLC, we initiated patent litigation against Apple, Inc., Microsoft, Inc., Hewlett-Packard Company, Lenovo Group Ltd., Lenovo (United States), Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics America, Inc. and Samsung Telecommunications America L.L.C., in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of U.S. Patent No. 6,006,227 (part of the MW Patent Portfolio we acquired) (See “Legal Proceedings” at page 28 hereof).

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

As a result of a settlement in July 2010 of certain patent litigation we had initiated against Cisco Systems, Inc. and Cisco-Linksys, LLC (collectively “Cisco”), we entered into non-exclusive licenses for our Remote Power Patent with Cisco and the other defendants.  For the nine month periods ended September 30, 2013 and September 30, 2012, our royalty revenue from Cisco constituted 81% and 80% of our revenue, respectively.  For the years ended 2012 and 2011, our royalty revenue from Cisco constituted 77% and 87% of our revenue, respectively.  Due to our annual royalty rate structure with Cisco which includes declining rates as the volume of PoE product sales increase during the year, royalties from Cisco are anticipated to be highest in the first quarter of the calendar year and decline for each of the remaining calendar quarters of the year.

On July 20, 2012, an unknown third party filed with the United States Patent and Trademark Office (“USPTO”) a request for ex parte reexamination of certain claims of our Remote Power Patent.  On September 5, 2012, the USPTO issued an order granting the reexamination.  The request for reexamination was stayed by the USPTO on December 21, 2012 pending the termination or completion of the Inter Partes Review proceedings at the USPTO involving our Remote Power Patent.  At September 30, 2013, Avaya Inc., Dell Inc., Sony Corporation of America and Hewlett Packard Co. were petitioners (and continue to be petitioners) in Inter Partes Review proceedings (which have been joined together) (the “IPR Proceeding”) pending at the United States Patent and Trademark Office before the Patent Trial and Appeal Board (the “Patent Board”).  (See “Legal Proceedings” at page 28 of this quarterly report). A trial before the Patent Board with respect to the IPR Proceeding is scheduled for January 17, 2014.  Petitioners in the IPR Proceeding seek to cancel certain claims of the Remote Power Patent as unpatentable.  In the event that the USPTO reaches a final determination in the IPR Proceeding or the ex parte reexamination (referenced above) that certain of our claims related to the Remote Power Patent are unpatentable, such a determination (unless overturned by the United States Court of Appeals for the Federal Circuit) would have a material adverse effect on our business, financial condition and results of operations as our entire current revenue stream is dependent upon the continued validity of our Remote Power Patent.

At September 30, 2013, we had net operating loss carryforwards (NOLs) totaling approximately $24,317,000 expiring through 2029, with a future tax benefit of approximately $8,268,000.  At December 31, 2012 we had net operating loss carryforwards (NOLs) totaling approximately $25,255,000 expiring through 2029, with a future tax benefit of approximately $8,840,000.  During the second quarter of 2011, as a result of the Company’s recent results and projected future operating results, management determined that a portion of the NOL was more likely than not to be utilized resulting in the recording of a one-time, non-cash, income tax benefit of $7,000,000 (income) or $0.29 per share (basic) for the three month period ended June 30, 2011.  At December 31, 2012 and September 30, 2013, $6,194,000 and $6,002,000, respectively, were recorded as a deferred tax asset on our balance sheet.  During the nine month period ended September 30, 2013, as a result of income (before taxes) for the period of $2,181,000, $215,000 was recorded as income tax expense and the deferred tax asset was reduced by $192,000 to $6,002,000.  To the extent that we earn income in the future, we will report income tax expense and such expense attributable to federal income taxes will reduce the recorded income tax asset reflected on the balance sheet.  Management will continue to evaluate the recoverability of the NOL and adjust the deferred tax asset appropriately.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 Compared To Three Months Ended September 30, 2012

Revenue.  We had revenue of $1,227,000 for the three months ended September 30, 2013 as compared to revenue of $1,418,000 for the three months ended September 30, 2012, which was related to the receipt of royalties pursuant to license agreements for our Remote Power Patent.  The decrease in revenue of $191,000 for the three months ended September 30, 2013 was due to decreased royalty revenue from our licensees.

Cost of Revenue.  We had a cost of revenue of $345,000 and $393,000 for the three months ended September 30, 2013 and September 30, 2012, respectively.  Included in the cost of revenue for the three months ended September 30, 2013 were contingent legal fees of $241,000 payable to our patent litigation counsel (See Note B[1] to our financial statements included in this quarterly report) and $58,000 of incentive (royalty bonus) compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (See Note C[1] to our financial statements included in this quarterly report).  Included in the cost of revenue for the three months ended September 30, 2012 were contingent legal fees of $297,000 payable to our patent litigation counsel and $71,000 of incentive (royalty bonus) compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.

Gross Profit.  The gross profit for the three months ended September 30, 2013 was $882,000 as compared to $1,025,000 for the three months ended September 30, 2012.  The decrease in gross profit of $143,000 or 14% for the three months ended September 30, 2013 was primarily due to decreased royalty revenue from our licensees.

Operating Expenses.  Operating expenses for the three months ended September 30, 2013 were $1,226,000 as compared to $682,000 for the three month period ended September 30, 2012.  General and administrative expenses include overhead expenses, and finance, accounting, legal and other professional services incurred by us.  General and administrative expenses increased by $116,000 from $622,000 for the three months ended September 30, 2012 to $738,000 for the three months ended September 30, 2013, due primarily to increased legal fees relating to our patent litigations.  Amortization of patents increased by $416,000 from $2,000 for the three months ended September 30, 2012 to $418,000 for the three months ended September 30, 2013.  The increased cost of amortization of patents was due to our acquisition of thirteen (13) additional patents in 2013.  Non-cash compensation expense related to the issuance of stock options was $70,000 for the three months ended September 30, 2013 as compared to $58,000 for the three months ended September 30, 2012.

Interest Income.  Interest income for the three months ended September 30, 2013 was $9,000 as compared to interest income of $3,000 for the three months ended September 30, 2012.

Operating Income. We had an operating (loss) of $(344,000) for the three months ended September 30, 2013 compared with an operating income of $343,000 for the three months ended September 30, 2012.  The decrease in operating income of $687,000 was primarily due to increased patent amortization expense, increased non-cash compensation expenses and legal costs and a decrease in revenue.

Income Taxes (Benefit).  A provision (benefit) for federal, state and local income taxes of $(127,000) and $152,000, which included a $124,000 increase and $141,000 reduction in our deferred tax asset, were recorded for the three months ended September 30, 2013 and September 30, 2012, respectively.

Deferred Tax Benefit/NOLs.  At September 30, 2013, we had net operating loss carryforwards (NOLs) totaling approximately $24,317,000 expiring through 2029, with a future tax benefit of approximately $8,268,000.  During the second quarter of 2011, as a result of our recent results and projected future operating results, management determined that a portion of the NOL was more likely than not to be utilized resulting in the recording of a one-time, non-cash, income tax benefit of $7,000,000 (income) or $.29 per share (basic) for the three month period ended June 30, 2011 (See Note A[5] to our financial statements included in this quarterly report).  At September 30, 2013 and September 30, 2012, $6,002,000 and $6,194,000, respectively, has been recorded as a deferred tax benefit on our balance sheet.  During the three month period ended September 30, 2013, as a result of a loss (before taxes) for the period of $(355,000), the deferred tax asset was increased by $124,000 to $6,002,000.  To the extent that we earn income in the future, we will report income tax expense and such expense attributable to federal income taxes will reduce the recorded income tax asset reflected on the balance sheet.  Management will continue to evaluate the recoverability of the NOL and adjust the deferred tax asset appropriately.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

Net Income (Loss).  As a result of the foregoing, we realized a net (loss) of $(208,000) or $(0.01) per share (basic) and $(0.01) (diluted) for the three months ended September 30, 2013 compared with net income of $194,000 or $0.01 per share (basic) and $0.01 per share (diluted) for the three months ended September 30, 2012.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2013 Compared To Nine Months Ended September 30, 2012

Revenue.  We had revenue of $7,198,000 for the nine months ended September 30, 2013 as compared to revenue of $7,809,000 for the nine months ended September 30, 2012, which was related to the receipt of royalties pursuant to license agreements for our Remote Power Patent.  The decrease in revenue of $611,000 or 8% for the nine months ended September 30, 2013 was primarily due to decreased royalties from our licensees and greater license initiation fees achieved from patent litigation settlements of $565,000 for the nine months ended September 30, 2012 as compared with $258,000 of such license initiation fees for the nine months ended September 30, 2013.

Cost of Revenue.  We had a cost of revenue of $2,117,000 and $2,341,000 for the nine months ended September 30, 2013 and September 30, 2012, respectively.  Included in the cost of revenue for the nine months ended September 30, 2013 were contingent legal fees of $1,660,000 payable to our patent litigation counsel (See Note B[1] to our financial statements included in this quarterly report) and $356,000 of incentive (royalty bonus) compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (See Note C[1] to our financial statements included in this quarterly report).  Included in the cost of revenue for the nine months ended September 30, 2012 were contingent legal fees of $1,878,000 payable to our patent litigation counsel and $390,000 of incentive (royalty bonus) compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement from our licensees.

Gross Profit.  The gross profit for the nine months ended September 30, 2013 was $5,081,000 as compared to $5,468,000 for the nine months ended September 30, 2012.  The decline in gross profit of $387,000 or 7% for the nine months ended September 30, 2013 was primarily due to decreased revenue from our licensees.

Operating Expenses.  Operating expenses for the nine month period ended September 30, 2013 were $2,927,000 as compared to $1,883,000 the nine month period ended September 30, 2012.  General and administrative expenses include overhead expenses and finance, accounting, legal and other professional services incurred by us.  General and administrative expenses increased by $1,926,000 from $1,653,000 for the nine months ended September 30, 2012 to $1,933,000 for the nine months ended September 30, 2013 due primarily to increased legal fees related to our patent litigations.  Amortization of patents increased by $661,000 from $7,000 for the nine months ended September 30, 2012 to $668,000 for the nine months ended September 30, 2013.  The increased costs of amortization of patents was due to our acquisition of thirteen (13) additional patents in 2013.  Non-cash compensation expense related to the issuance of stock options was $326,000 for the nine months ended September 30, 2013 as compared to $223,000 for the nine months ended September 30, 2012.

Interest Income.  Interest income for the nine months ended September 30, 2013 was $27,000 as compared to interest income of $22,000 for the nine months ended September 30, 2012.

Operating Income. We had operating income of $2,154,000 for the nine months ended September 30, 2013 compared with operating income of $3,585,000 for the nine months ended September 30, 2012.  The decrease in operating income of $1,431,000 was due to increased patent amortization expense, increased non-cash compensation expenses and increased legal fees and decreased revenue.

Income Taxes (Benefit).  A provision for federal, state and local income taxes of $215,000 and $753,000, which included a $192,000 and $709,000 reduction in our deferred tax asset, were recorded for the nine months ended September 30, 2013 and September 30, 2012, respectively.

Deferred Tax Benefit/NOLs. At September 30, 2013, we had net operating loss  carryforwards (NOLs) totaling approximately $24,317,000 expiring through 2029, with a future tax benefit of approximately $8,268,000.  During the second quarter of 2011, as a result of the Company’s recent results and projected future operating results, management determined that a portion of the NOL was more likely than not to be utilized resulting in the recording of a one-time, non-cash, income tax benefit of $7,000,000 (income) or $.29 per share (basic) for the six month period ended June 30, 2011 (See Note A[5] to our financial statements included in this quarterly report).  At September 30, 2013 and September 30, 2012, $6,002,000 and $6,194,000 and were recorded as a deferred tax asset on our balance sheet.  During the nine month period ended September 30, 2013 as a result of income (before taxes) for the period of $2,181,000, the deferred tax asset was reduced by $192,000 to $6,002,000.  To the extent that we earn income in the future, we will report income tax expense and such expense attributable to federal income taxes will reduce the recorded income tax asset reflected on the balance sheet.  Management will continue to evaluate the recoverability of the NOL and adjust the deferred tax asset appropriately.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

Net Income.  As a result of the foregoing, we realized net income of $1,966,000 or $0.08 per share (basic) and $0.07 per share (diluted) for the nine months ended September 30, 2013 compared with net income of $2,854,000 or $0.11 per share (basic) and $0.10 per share (diluted) for the nine months ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from royalty revenue from licensing our Remote Power Patent and cash on hand.  In accordance with our patent litigation settlement achieved in July 2010, we received aggregate upfront payments of approximately $32 million (net proceeds of $22 million after payment of legal fees, expenses and bonus compensation) and Cisco Systems, Inc. agreed to pay us quarterly royalties (which began for the first quarter of 2011) (See Note D[2] to our financial statements included in this quarterly report).  At September 30, 2013 our principal sources of liquidity consisted of cash and cash equivalents of approximately $19,584,000 and working capital of approximately $20,874,000.  We believe based on our current cash position and projected licensing revenue from our existing license agreements that we will have sufficient cash to fund our operations for the foreseeable future, although this may not be the case.

Working capital decreased by $1,828,000 to $20,874,000 at September 30, 2013 as compared to working capital of $22,702,000 at December 31, 2012.  The decrease in working capital was primarily due to the cost of patent acquisitions which included cash payments to the sellers of an aggregate of $4,000,000 offset by proceeds from the exercise of warrants of $1,076,000 (See Note B[2] to our financial statements included in this quarterly report).

We maintain our cash primarily in money market accounts.  We do not have any derivative financial instruments.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities except for the lease obligations set forth in Note B[5] to our financial statements included in this report.

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

New Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operation Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”  ASU No. 2013-11 is a new accounting standard on the financial statement presentation of unrecognized tax benefits.  The new standard provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed.  The new standard becomes effective for us on January 1, 2014 and will be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted.  We are currently assessing the impacts of this new standard.

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

(b) Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

On May 23, 2013, through our subsidiary Mirror Worlds Technologies, LLC, we initiated patent litigation in the United States District Court for the Eastern District of Texas, Tyler Division, against Apple, Inc., Microsoft, Inc., Hewlett-Packard Co., Lenovo Group Ltd., Lenovo (United States), Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics America, Inc. and Samsung Telecommunications America L.L.C., for infringement of the ‘227 Patent (one of the patents we acquired as part of the Mirror Worlds patent portfolio – See Note B[2] to our financial statements included in this quarterly report).  We seek, among other things, monetary damages based upon reasonable royalties.  The lawsuit alleges that the defendants have infringed and continue to infringe the claims of the ‘227 Patent by making, selling, offering to sell and using infringing products including Mac OS and Windows operating systems and personal computers and tablets that include versions of those operating systems, and by encouraging others to make, sell, and use these products.  In September 2013 and October 2013 the defendants filed their Answers to our Complaint.  Defendants Apple, Inc. and Microsoft, Inc. also filed counterclaims for a declaratory judgment of non-infringement of our ‘227 Patent and invalidity of our ‘227 Patent.

Several patents in the portfolio of patents that we acquired from Mirror Worlds, LLC (now Looking Glass LLC) on May 21, 2013 were the subject of prior litigation in Mirror Worlds, LLC v. Apple, Inc. (“Apple”) (No. 6:08-cv-00088).  On October 1, 2010, a jury returned a verdict in that action in favor of Mirror Worlds upholding the validity of the three patents tried in the case (U.S. Patent Nos. 6,006,227, 6,638,313, and 6,725,427), and finding that Apple had willfully infringed each of these patents.  Further, the jury awarded Mirror Worlds $208.5 million in damages for each of these patents.  After the trial, the district court vacated the jury verdict on infringement, and concluded that Mirror Worlds failed to present sufficient evidence of direct or indirect infringement.  While the infringement, willfulness and damages verdicts were vacated at the trial level, the jury’s validity verdicts were not overturned. The validity of the ‘227 Patent has also been reaffirmed by the U.S. Patent and Trademark Office since the trial in reexamination proceedings initiated by Apple, resulting in two re-examination certificates which further validate that patent.  On appeal, a divided panel of the Federal Circuit Court of Appeals upheld the district court ruling overturning the jury verdict on direct and indirect infringement.

On March 23, 2013 Mirror Worlds, LLC filed a Petition for Certiorari to the Supreme Court of the United States appealing the decisions of the district court and Federal Circuit Court of Appeals.  Following our acquisition of the Mirror Worlds patents in May 2013, on June 3, 2013, we filed a petition to intervene as the new owner of the Mirror Worlds patents, in the petition for a writ of certiorari to the Supreme Court of the United States previously filed by Mirror Worlds, LLC.  On the June 24, 2013 the petition for a writ of certioriti was denied by the Supreme Court of the United States.

In September 2011, we initiated patent litigation against 16 data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  Named as defendants in the lawsuit, excluding related parties, were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inc., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transition Networks, Inc.  Network-1 seeks monetary damages based upon reasonable royalties.  In March 2012, we reached settlement agreements with defendants Motorola Solutions, Inc. ("Motorola") and Transition Networks, Inc. ("Transition Networks").  In October 2012, we reached a settlement with defendant GarretCom, Inc (“GarretCom”) and in February 2013 we reached settlement agreements with Allied Telesis, Inc. (“Allied Telesis”) and NEC Corporation (“NEC”).  As part of the settlements, Motorola, Transition Networks, GarretCom, Allied Telesis and NEC each entered into a non-exclusive license agreement for our Remote Power Patent pursuant to which each such defendant agreed to license our Remote Power Patent for its full term (which expires in March 2020) and pay a license initiation fee and quarterly or annual royalties based on their sales of PoE products.  On June 27, 2012, defendant Axis Communications made a motion to dismiss, or alternatively to sever, on the grounds of misjoinder.  Several defendants joined in the motion.  On July 16, 2012 we filed our opposition to the motion.  On January 17, 2013, the Court granted in part defendants’ motion by granting severance and consolidating all the actions for pre-trial issues, except venue.  On January 25, 2013, certain defendants filed a motion to stay the litigation pending completion or termination of the Inter Partes Review proceedings pending at the United States Patent and Trademark Office (see below and Note D(5) to the financial statements included in this quarterly report).  On March 5, 2013, the Court granted the defendants’ motion and stayed the litigation pending the disposition of the Inter Partes Review proceedings described below.

On July 20, 2012, an unknown third party filed with the United States Patent and Trademark Office (“USPTO”) a request for ex parte reexamination of certain claims of our Remote Power Patent.  On September 5, 2012, the USPTO issued an order granting the reexamination.  The request for reexamination was stayed by the USPTO on December 21, 2012 pending the termination or completion of the Inter Partes Review proceedings described below.  The initial grant of the reexamination by USPTO is not unusual as the majority of such applications are initially granted.  While Management believes that the reexamination proceeding will further validate and strengthen our Remote Power Patent, should the USPTO reach a final determination that the Remote Power Patent is invalid (unless overturned by the USPTO Board of Patent Appeals and Interference or the United States Court of Appeals for the Federal Circuit), such a determination would have a material adverse effect on us as our entire current revenue stream is dependent upon the continued validity of our Remote Power Patent.

Avaya Inc., Dell Inc., Sony Corporation of America and Hewlett Packard Co. are petitioners in Inter Partes Review proceedings (which have been joined together) (the “IPR Proceeding”) pending at the United States Patent and Trademark Office before the Patent Trial and Appeal Board (the “Patent Board”) involving our Remote Power Patent.  Petitioners in the IPR Proceeding seek to cancel certain claims of our Remote Power as unpatentable.  The IPR Proceeding is scheduled for a trial before the Patent Board on January 17, 2014.  In the event that the Patent Board reaches a final determination in the IPR Proceeding that certain of the Company’s claims related to the Remote Power Patent are unpatentable, such a determination (unless overturned by the United States Court of Appeals for the Federal Circuit) would have a material adverse effect on the Company’s business, financial condition and results of operations as our entire current revenue stream is dependent upon the continued validity of the Company’s Remote Power Patent.

ITEM 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and trading price of our common stock.

Our Annual Report on Form 10-K for the year ended December 31, 2012 includes a detailed discussion of our risk factors and should be carefully considered by investors.  In addition, the following updated risk factor should also be carefully considered by investors:

An Adverse Ruling by the USPTO (which is not subsequently overturned) with respect to the pending Inter Partes Review proceeding relating to our Remote Power Patent would have a material adverse effect on the Company.

Avaya Inc., Dell Inc., Sony Corporation of America and Hewlett Packard Co. are petitioners in Inter Partes Review proceedings (which have been joined together) (the “IPR Proceeding”) pending at the United States Patent and Trademark Office before the Patent Trial and Appeal Board (the “Patent Board”) involving our Remote Power Patent.  Petitioners in the IPR Proceeding seek to cancel certain claims of our Remote Power as unpatentable (See “Legal Proceedings” at page 29 of this quarterly report).  The IPR Proceeding is scheduled for a trial before the Patent Board on January __, 2014.  In the event that the Patent Board reaches a final determination in the IPR Proceeding that certain of the Company’s claims related to the Remote Power Patent are unpatentable, such a determination (unless overturned by the United States Court of Appeals for the Federal Circuit) would have a material adverse effect on the Company’s business, financial condition and results of operations as our entire current revenue stream is dependent upon the continued validity of the Company’s Remote Power Patent.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Issuances of Unregistered Securities

●
On July 22, 2013, Abacus & Associates, Inc. (“Abacus”) exercised a warrant to purchase 500,000 shares of our common stock at an exercise price of $2.05 per share and we issued (at the instructions of Abacus) 500,000 shares of our common stock to Sucaba LLC (440,000 shares) and Sucaba CRUT, LLC (60,000 shares), both affiliates of Abacus.

●
On July 26, 2013, we issued to Recognition Interface, LLC (“Recognition”) an additional 5-year warrant to purchase an aggregate of 250,000 shares of our common stock consisting of (i) warrants to purchase 125,000 shares at an exercise price of $2.10 per share and (ii) warrants to purchase 125,000 shares at an exercise price of $1.40 per share.  These warrants were issued, pursuant to our agreement, dated May 21, 2013, with Recognition (an affiliate of Abacus) as a result of the above referenced warrant exercise by Abacus.

Each of the above issuances of securities were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”) and a legend restricting the sale, transfer, or other disposition of these shares other than in compliance with the Act was imprinted on any stock certificates evidencing the above shares.

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

During the months of July, August and September 2013, we repurchased an aggregate of 97,812 shares of our common stock, at an average price of $1.78 per share, pursuant to our Share Repurchase Program as indicated below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2013	49,500	1.70	49,500	$2,166,162
August 1 to August 31, 2013(1)	27,712	1.72	27,712	$2,118,479
September 1 to September 30, 2013	20,600	1.63	20,600	$2,084,919
_________________

(1)	Includes 15,112 shares of our common stock repurchased from Laurent Ohana, a former director, on August 17, 2013 at $1.775 per share or aggregate consideration of $26,824.

Since the end of the third quarter (September 30, 2013) until November 12, 2013, we repurchased an aggregate of 248,760 shares of our common stock at an average price of $1.71 per share, pursuant to our Share Repurchase Program.

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

3(i)(c)
Certificate of Amendment to the Certificate of Incorporation dated October 9, 2013.  Previously filed as Exhibit 3.1 to the Company’s report on Form 8-K filed on October 10, 2013, and incorporated by reference.

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

NETWORK-1 TECHNOLOGIES, INC.

Date: November 14, 2013	By:	/s/ Corey M. Horowitz
Corey M. Horowitz
Chairman and Chief Executive Officer

Date: November 14, 2013	By:	/s/ David C. Kahn
David C. Kahn
Chief Financial Officer