Form 10-K
period 2013-12-31
NETWORK 1 TECHNOLOGIES INC
filed 2014-03-21
CIK 1065078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013.

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

Large accelerated filer  ☐                                                                                           Accelerated filer  ☐

Non-accelerated filer  ☐                                                                                             Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates computed by reference to the price at which the stock was last sold as of June 30, 2013 was $31,453,846.  Shares of voting stock held by each officer and director and by each person, who as of June 30, 2013, may be deemed to have beneficially owned more than 10% of the voting stock has been excluded.  This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

The number of shares outstanding of Registrant's common stock as of March 18, 2014 was 25,757,982.

NETWORK-1 TECHNOLOGIES, INC.
2013 FORM 10-K

PART I

Forward-looking statements:

THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS ABOUT FUTURE EVENTS AND EXPECTATIONS WHICH ARE "FORWARD-LOOKING STATEMENTS." ANY STATEMENT IN THIS 10-K THAT IS NOT A STATEMENT OF HISTORICAL FACT MAY BE DEEMED TO BE A FORWARD-LOOKING STATEMENT. FORWARD-LOOKING STATEMENTS REPRESENT OUR JUDGMENT ABOUT THE FUTURE AND ARE NOT BASED ON HISTORICAL FACTS. STATEMENTS CONTAINING SUCH WORDS AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "INTEND," "COULD," "ESTIMATE," "CONTINUE" OR "PLAN" AND SIMILAR EXPRESSIONS OR VARIATIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS REFLECT THE CURRENT RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATED TO VARIOUS FACTORS IN THIS REPORT AND IN OTHER FILINGS MADE BY US WITH THE SECURITIES AND EXCHANGE COMMISSION (“SEC”). BASED UPON CHANGING CONDITIONS, SHOULD ANY ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, INCLUDING THOSE DISCUSSED AS “RISK FACTORS” IN ITEM 1A AND ELSEWHERE IN THIS REPORT, OR SHOULD ANY OF OUR UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED IN THIS REPORT. WE UNDERTAKE NO OBLIGATION TO UPDATE, AND WE DO NOT HAVE A POLICY OF UPDATING OR REVISING, THESE FORWARD-LOOKING STATEMENTS.  READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE THE STATEMENT WAS MADE. UNLESS THE CONTEXT OTHERWISE REQUIRES, THE TERMS “NETWORK-1”, “COMPANY”, “WE”, “OUR”, “US” MEAN NETWORK-1 TECHNOLOGIES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY, MIRROR WORLDS TECHNOLOGIES, LLC.

ITEM 1. BUSINESS.

Overview

Our principal business is the development, licensing and protection of our intellectual property assets.  We presently own twenty-two (22) patents that relate to various technologies including patents covering (i) the delivery of power over Ethernet cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) enabling technology for identifying media content on the Internet and taking further action to be performed based on such identification including, among others, the insertion of advertising and the facilitation of the purchase of goods and services related to such content; and (iv) systems and methods for the transmission of audio, video and data in order to achieve high quality of service (QoS) over computer and telephony networks.  In addition, we continually review opportunities to acquire or license additional intellectual property.  Our strategy is to pursue licensing arrangements with companies in industries that manufacture and sell products that make use of the technologies underlying our intellectual property as well as with other users of the technologies who benefit directly from the technologies including corporate entities and educational institutions.

We have been actively engaged in the licensing of our patent (U.S. Patent No. 6,218,930) covering the delivery of power over Ethernet cables (the “Remote Power Patent”).  As of March 1, 2014, we had entered into sixteen (16) license agreements with respect to our Remote Power Patent which, among others, include license agreements with Cisco Systems, Inc. and Cisco Linksys, LLC, Extreme Networks, Inc., Netgear, Inc., Microsemi Corporation, Motorola Solutions, Inc. and NEC Corporation (see Notes I[2] and I[3] to our financial statements included in this Annual Report).  We have pending litigation against eleven (11) data networking equipment manufacturers for infringement of our Remote Power Patent (see Note I[2] to our financial statements included in this Annual Report).  Our current strategy includes continuing our licensing efforts with respect to our Remote Power Patent and efforts to monetize the two patent portfolios (the Cox and Mirror Worlds patent portfolios) we acquired in 2013 (see “Business-Patents Related to Identification of Media on the Internet” and “Business - Patents Covering Document Stream Operating Systems” on pages 6-8 of this Annual Report).  In addition, we continue to seek to acquire additional intellectual property assets to develop, commercialize, license or otherwise monetize such intellectual property.  Our strategy includes working with inventors and patent owners to assist in the development and monetization of their patented technologies.  We may also enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.  The form of such relationships may differ depending upon the opportunity and may include, among other things, a strategic investment in such third party, the provision of financing to such third party or the formation of a joint venture with such third party or others for the purpose of monetizing their intellectual property assets.

Our acquisition strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as we have achieved with respect to our Remote Power Patent.  Our Remote Power Patent has generated licensing revenue of an aggregate of $58,467,000 from May 2007 through December 31, 2013.  As part of our acquisition strategy, in 2013 we acquired an aggregate of thirteen (13) additional patents and six (6) pending patent applications.  On February 28, 2013, we acquired from Dr. Ingemar Cox, a technology leader in digital watermarking content identification, digital rights management and related technologies, four (4) U.S. patents (as well as a pending patent application) (the “Cox Patent Portfolio”) (see Note D[2] to our financial statements included in this Annual Report).  On May 21, 2013, Mirror Worlds Technologies, LLC, our wholly-owned subsidiary, acquired from Mirror Worlds, LLC (which subsequently changed its name to Looking Glass LLC) nine (9) U.S. patents and five (5) pending patent applications that enable unified search and indexing, displaying and archiving of documents in a computer system (the “Mirror Worlds Patent Portfolio”).  On May 22, 2013, we initiated patent litigation against Apple, Inc., Microsoft, Inc., and other major vendors of document system software and computer systems, in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of U.S. Patent No. 6,006,227 (part of the Mirror Worlds Patent Portfolio) (see “Legal Proceedings” beginning at page 24 of this Annual Report).

Our Patents

Our intellectual property currently consists of twenty-two (22) patents:

Remote Power Patent

U.S. Patent No. 6,218,930:  Apparatus and method for remotely powering access equipment over a 10/100 switched Ethernet network;

Mirror Worlds Patent Portfolio

Patents covering foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system.

•  U.S. Patent No. 6,006,227: Document stream operating system;

•  U.S. Patent No. 6,638,313: Document stream operating system;

•  U.S. Patent No. 6,725,427: Document stream operating system with document organizing and display facilities;

•  U.S.Patent No. 6,496,857: Delivering targeted, enhanced advertisements across electronic networks;

•  U.S. Patent No. 6,768,999:  Enterprise, stream-based, information management system;

•  U.S. Patent No. 7,865,538:  Desktop, stream-based, information management system;

•  U.S. Patent No. 7,849,105:  Desktop, stream-based, information management system;

•  U.S. Patent No. 8,255,439:  Desktop, stream-based, information management system;

•  U.S. Patent No. 8,280,931:  Desktop, stream-based, information management system; and

•  U.S. Patent No. 8,572,139:  Desktop, stream-based, information management system.

We also have four (4) pending patent applications (acquired in May 2013 as part of acquisition of the Mirror Worlds Patent Portfolio) covering foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system.

 Cox Patent Portfolio

Identification of Media Content on the Internet

•  U.S. Patent No. 7,058,223:  Identifying works for initiating a work-based action, such as an action on the Internet;

•  U.S. Patent No. 8,010,998: Using features extracted from an audio and/or video work to obtain information about the work;

•  U.S. Patent No. 8,020,187: Identifying works, using a sub-linear time search or a non exhaustive search, for initiating a work-based action, such as an action on the Internet;

•  U.S. Patent No. 8,205,237: Identifying works, using a sub-linear time search, such as an approximate nearest neighbor search, for initiating a work-based action, such as an action on the Internet;

•  U.S. Patent No. 8,640,179:  Method for using extracted features from an electronic work; and

•  U.S. Patent No. 8,656,441:  Systems for using extracted features from an electronic work.

We also have filed six (6) pending patent applications (acquired in February 2013 as part of the Cox Portfolio) with the United States Patent and Trademark Office relating to the identification of media content on the Internet.

QoS Family of Patents

•  U.S. Patent No. 6,574,242:  Method for the transmission and control of audio, video, and computer data over a single network fabric;

•  U.S. Patent No. 6,570,890:  Method for the transmission and control of audio, video, and computer data over a single network fabric using Ethernet packets;

•  U.S. Patent No. 6,539,011:  Method for initializing and allocating bandwidth in a permanent virtual connection for the transmission and control of audio, video, and computer data over a single network fabric; and

•  U.S. Patent No. 6,215,789:  Local area network for the transmission and control of audio, video, and computer data.

In August 2008, we were issued European Patent No. 1086556 titled “Integrated Voice and Data Communications over a Local Area Network” which covers the same technology as covered by our U.S. QoS family of patents.  The patent has issued in France, Germany, Spain, United Kingdom, Ireland and Canada.

Our future success is largely dependent upon our proprietary technologies, our ability to protect our intellectual property assets, to consummate license agreements with respect to our intellectual property assets as well as our ability to acquire additional intellectual property assets or enter into strategic relationships with third parties to license or otherwise monetize their intellectual property.  The complexity of patent and common law and the inherent uncertainty of litigation creates risks that our efforts to protect our intellectual property assets, or those of our strategic partners, may not be successful.  We cannot be assured that our intellectual property assets will be upheld, or that third parties will not invalidate such intellectual property assets.  In addition, we may not be able to (i) acquire additional intellectual property assets or successfully license such assets or (ii) successfully enter into strategic relationships with third parties to license or otherwise monetize their intellectual property.

Remote Power Patent – Market Overview

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

Mirror Worlds Patent Portfolio
Patents Covering Document Stream Operating Systems

On May 21, 2013, Mirror Worlds Technologies, LLC, our wholly-owned subsidiary, acquired all of the patents previously owned by Mirror Worlds, LLC (which subsequently changed its name to Looking Glass LLC), consisting of nine (9) issued United States patents and five (5) pending applications covering foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system (the “Mirror Worlds Patent Portfolio”).  As consideration for the acquisition of the Mirror Worlds Patent Portfolio, we paid Mirror Worlds, LLC $3,000,000 in cash, and issued 5-year warrants to purchase an aggregate of 1,750,000 shares of our common stock (875,000 shares of our common stock at an exercise price of $1.40 per share and 875,000 shares of our common stock at an exercise price of $2.10 per share).  In November 2013, we received a new patent (U.S. Patent No. 8,572,139) from the United States Patent and Trademark Office entitled “Desktop Streamed-Based, Information Management System”.  This new patent issuance related to one of the pending applications acquired as part of the Mirror Worlds Patent Portfolio in May 2013.

The inventions relating to document stream operating systems covered by the Mirror Worlds Patent Portfolio resulted from the work done by Yale University computer scientist, Professor David Gelernter, and his then graduate student, Dr. Eric Freeman, in the mid-1990s. Certain aspects of the technologies developed by David Gelernter were commercialized in their company’s product offering called “Scopeware.”  Technologies embodied in Scopeware are now common in various computer and web-based operating systems.  Professor Gelernter and Dr. Freeman each entered into consulting agreements with us as part of our acquisition of the Mirror Worlds Patent Portfolio.  Professor Gelernter and Dr. Freeman are currently associated with Lifestreams Technologies Corporation (“Lifestreams”), a company that develops next generation applications and methodologies aimed at organizing and displaying digital data.  Lifestreams is a licensee of the Mirror Worlds Patent Portfolio.  In connection with the acquisition of the Mirror Worlds Patent Portfolio, we also acquired an equity interest in Lifestreams.  In addition, in July 2013 we made an additional equity investment in Lifestreams and, as part of an amended license agreement with Lifestreams, we received a warrant to purchase 7.5% of the then outstanding common stock of Lifestreams on a fully diluted basis.

As part of the acquisition of the Mirror Worlds Patent Portfolio, we also entered into an agreement with Recognition Interface, LLC (“Recognition”), a New York based investment partnership that financed the commercialization of the Mirror Worlds Patent Portfolio prior to its sale to Mirror Worlds, LLC and also retained an interest in the licensing proceeds of the Mirror Worlds Patent Portfolio.  Pursuant to the terms of the agreement with us, Recognition received (i) 5-year warrants to purchase 250,000 shares of our common stock at $1.40 per share, and (ii) 5-year warrants to purchase 250,000 shares of our common stock at $2.10 per share. Recognition also was granted the right to designate one member of the Board of Directors of our wholly-owned subsidiary, Mirror Worlds Technologies, LLC, that consists of three members.

Recognition’s initial Board designee was Frank Weil, the Chairman of Abacus and Associates, Inc., a private investment firm in New York, New York.  Mr. Weil headed the International Trade Administration of the United States Department of Commerce from 1977-1979. He was Chairman of the Finance Committee and Chief Financial Officer of the investment firm of Paine Webber Inc. from 1972-1977. Mr. Weil first met Professor Gelernter in the mid 1990’s and assisted in the early development and financing of Mirror Worlds and its Scopeware product offering.

Recognition also received from us an interest in the net proceeds realized from the monetization of the Mirror Worlds Patent Portfolio as follows: (i) 10% of the first $125 million of net proceeds, (ii) 15% of the next $125 million of net proceeds, and (iii) 20% of any portion of the net proceeds in excess of $250 million.

In addition, in connection with our agreement with Recognition, Abacus and Associates, Inc., an investment entity affiliated with Recognition, received a 60-day warrant to purchase 500,000 shares of our common stock at $2.05 per share (the “60 Day Warrant”).  In accordance with the Recognition Agreement, as a result of the exercise of the 60 Day Warrant on July 22, 2013, we issued to Recognition additional 5-year warrants to purchase 250,000 shares of our common stock consisting of (i) warrants to purchase 125,000 shares of common stock at an exercise price of $1.40 per share and (ii) warrants to purchase 125,000 shares of common stock at an exercise price of $2.10 per share.

Cox Patent Portfolio
Patents Related to Identification of Media Content on the Internet

On February 28, 2013, we acquired from Dr. Ingemar Cox four (4) patents (as well as a pending patent application) pertaining to enabling technology for identifying media content on the Internet (the “Cox Patent Portfolio”) for a purchase price of $1,000,000 in cash and 403,226 shares of our common stock.  In addition, we are obligated to pay Dr. Cox 12.5% of the net proceeds generated by us from licensing, sale or enforcement of the patents.  Dr. Cox provides consulting services to us with respect to the Cox Patent Portfolio and future patent applications and assists our efforts to develop the patent portfolio.

The Cox Patent Portfolio relates to enabling technology for identifying media content on the Internet, such as audio and video, and taking further action to be performed based on such identification, including among others, the insertion of advertising and the facilitation of the purchase of goods and services relating to such content. The patents (U.S. Patent No. 7,058,223, No. 8,010,988, No. 8,020,187, No. 8,205,237, No. 8,640,179 and No. 8,656,441) are based on a patent application filed in 2000 and have patent terms extending into 2023.  Since the acquisition of the Cox Patent Portfolio in February 2013, we filed seven (7) additional related patent applications with the United States Patent and Trademark Office seeking patent protection based upon the original patent application filed in 2000.  In January 2014, the U.S. Patent and Trademark Office issued to us U.S. Patent No. 8,640,179 entitled “Method for Using Extracted Features From An Electronic Work”.  In February 2014, the U.S. Patent and Trademark Office issued to us U.S. Patent No. 8,656,441 entitled “Systems for Using Extracted Features From and Electronic Work”. The claims in both of the aforementioned patents are generally directed towards systems and methods for using extracted features from electronic works to identify actions to be performed including, among others, inserting an advertisement or a link to a World Wide Web site for a variety of purposes.

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

Dr. Cox is currently a Professor at the University of Copenhagen and the University College of London where he is head of its Media Futures Group.  Dr. Cox was formerly a member of the Technical Staff at AT&T Bell Labs and a Fellow at NEC Research Institute.  He is a Fellow of the IEEE, the IET (formerly IEE), and the British Computer Society and is a member of the UK Computing Research Committee. He was founding co-editor in chief of the IEE Proc. On Information Security and was an associate editor of the IEEE Trans. on Information Forensics and Security.  He is co-author of a book entitled "Digital Watermarking" and its second edition "DigitalWatermarking and Steganography".   He is an inventor on 35 United States Patents, and an author of many highly cited papers.

QoS Family of Patents

We also own five (5) additional patents, besides our Remote Power Patent, the Mirror Worlds Patent Portfolio and the Cox Patent Portfolio, covering various methodologies that provide for allocating bandwidth and establishing QoS for delay sensitive data, such as voice, on packet data networks.  QoS issues become important when data networks carry packets that contain audio and video which may require priority over data packets traveling over the same network.  Covered within these patents are also technologies that establish bi-directional communications control channels between network-connected devices in order to support advanced applications on traditional data networks.  We believe that potential licensees of the technologies contained in these patents would be vendors deploying applications that require the low latency transport of delay sensitive data such as video over data networks.

Potential Patent Acquisitions or Strategic Relationships

We continually seek to acquire additional intellectual property assets in order to develop, commercialize, license or otherwise monetize such intellectual property.  In 2013, we acquired thirteen (13) additional patents as a result of the acquisitions of the Cox Patent Portfolio and the Mirror Worlds Patent Portfolio (see Note D[2] to our financial statements included in this Annual Report).  We continually review opportunities to acquire or license additional intellectual property assets from individual inventors, technology companies and others for the purpose of pursuing licensing opportunities related to our existing intellectual property portfolio or otherwise.  In addition, we may enter into strategic relationships with such parties to develop, commercialize, license or otherwise monetize their intellectual property.  The form of such relationships may vary depending upon the opportunity and may include, among other things, a strategic investment in such third party, the provision of financing to such third party or the formation of a joint venture for the purpose of monetizing such third party’s intellectual property assets.

Network-1 Strategy

Our strategy is to capitalize on our intellectual property assets by entering into licensing arrangements with third parties including manufacturers and users that utilize our intellectual property’s proprietary technologies as well as any additional proprietary technologies covered by patents which may be acquired by us in the future.  Our current acquisition strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as has been the case with our Remote Power Patent.  Our Remote Power Patent has generated licensing revenue from May 2007 through December 31, 2013 of $58,467,000.  In addition, we may enter into third party strategic relationships with inventors and patent owners to assist in the development and monetization of their patent technologies.  We also seek to enter into licensing arrangements with users of our proprietary technologies, including corporate entities and educational institutions who benefit from our patented technologies.

In connection with our activities relating to the protection of our intellectual property assets, or the intellectual property assets of third parties with whom we have strategic relationships in the future, it may be necessary to assert patent infringement claims against third parties whom we believe are infringing our patents or those of our strategic partners.  We are currently involved in several litigations to protect our patents including our Remote Power Patent (as well as proceedings at the United States Patent and Trademark Office), and the Mirror Worlds Patent Portfolio (see Note I[3] to our financial statements included in this Annual Report). We have in the past successfully asserted litigation to protect our Remote Power Patent (see Notes I[2] and I[3] to our financial statements included in this Annual Report).

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

Cisco License Agreement and July 2010 Settlement.

In July 2010, we settled our patent litigation pending in the United States District Court for the Eastern District of Texas, Tyler Division, against Adtran, Inc, Cisco Systems, Inc. and Cisco-Linksys, LLC, (collectively, “Cisco”), Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., and 3Com Corporation, Inc.  As part of the settlement, Adtran, Cisco, Enterasys, Extreme Networks and Foundry Networks each entered into a settlement agreement with us and entered into non-exclusive licenses for our Remote Power Patent (the “Licensed Defendants”).  Under the terms of the licenses, the Licensed Defendants paid us aggregate upfront payments of approximately $32 million and also agreed to license our Remote Power Patent for its full term, which expires in March 2020.  In accordance with our Settlement and License Agreement, dated May 25, 2011 (the “Agreement”), which expanded upon the July 2010 agreement, Cisco is obligated to pay us royalties (which began in the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent.  The royalty payments are subject to certain conditions including the continued validity of our Remote Power Patent, and the actual royalty amounts received may be less than the caps stated above as was the case for 2013 and prior years.  Under the terms of the Agreement, if we grant other licenses with lower royalty rates to third parties (as defined in the Agreement), Cisco shall be entitled to the benefit of the lower royalty rates provided it agrees to the material terms of such other license.  Under the terms of the Agreement, we have certain obligations to Cisco and if we materially breach such terms, Cisco will be entitled to stop paying royalties to us.  This would have a material adverse effect on our business, financial condition and results of operations.  For more details about the settlement, please see our Current Reports on Form 8-K filed with the Securities and Exchange Commission on July 20, 2010 and June 1, 2011, respectively.

Significant Licensees

For the year ended December 31, 2013, Cisco accounted for 77% of our revenue.  It is anticipated that a few of our licensees will continue to constitute a significant portion of our revenue for the foreseeable future.

Legal Representation

Dovel & Luner, LLP provides legal services to us with respect to our patent litigation commenced in May 2013 against Apple, Inc., Microsoft, Inc. and other major vendors of document system software and computer systems in the United States District Court of Texas, Tyler Division for infringement of U.S. Patent No. 6,006,227 (see Note I[1] to our financial statements included in this Annual Report).  The terms of our agreement with Dovel & Luner LLP provide for legal fees on a contingency basis ranging from 25% to 40% of the net recovery (after deduction of expenses) depending upon the stage of proceeding in which a result (settlement or judgment) is achieved, subject to certain agreed upon contingency fee caps depending upon the amount of the net recovery.  We are responsible for a certain portion of the expenses incurred with respect to the litigation.

Dovel & Luner, LLP provides legal services to us with respect to our pending patent litigation filed in September 2011 against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler (see Note I[2] to our financial statements included in this Annual Report).  The terms of our agreement with Dovel & Luner LLP essentially provide for legal fees on a full contingency basis ranging from 12.5% to 35% of the net recovery (after deduction for expenses) depending on the stage of the preceding in which a result (settlement or judgment) is achieved.  We are responsible for a certain portion of the expenses incurred with respect to the litigation.  During the year ended December 31, 2013 we incurred legal fees of $206,000 with respect to this matter.

Dovel & Luner, LLP also provided legal services to us with respect to our litigation settled in July 2010 against Cisco and several other major data networking equipment manufacturers (see Note I[3] to our financial statements included in this Annual Report).  The terms of our agreement with Dovel & Luner, LLP provided for us to pay legal fees of up to a maximum aggregate cash payment of $1.5 million plus a contingency fee of up to 24% (based on the settlement being achieved at the trial stage).  Accordingly, we have a continuing obligation to pay Dovel & Luner LLP (including local counsel) a contingency fee of 24% with respect to the ongoing royalties we receive from Cisco.  During the year ended December 31, 2013 we incurred total contingency fees of approximately $1,611,000 to Dovel & Luner, LLP with respect to this matter (which included legal fees of local counsel).

Competition

With respect to our ability to acquire additional intellectual property assets or enter into strategic relationships with third parties to monetize their intellectual property assets, we face considerable competition from other companies, many of which have significantly greater financial and other resources than we have.  The patent licensing and enforcement industry has grown over the past several years and there has been a material increase in the number of companies seeking to acquire intellectual property assets from third parties or to provide financing to third parties seeking to monetize their intellectual property. Entities including, among others, Acacia Research Corporation (NASDAQ:ACTG), Vringo, Inc. (NYSE MKT:VRNG), Intellectual Ventures, VirnetX Holdings Corp. (NYSE MKT:VHC) and RPX Corporation (NASDAQ:RPXC) seek to acquire intellectual property or partner with third parties to license or enforce intellectual property rights.  In addition, we also compete with strategic corporate buyers with respect to the acquisition of intellectual property assets.  It is expected that others will enter this market as well. Many of these competitors have significantly greater financial and human resources than us.

We may also compete with litigation funding firms such as Burford Capital Limited, Juridica Capital Management Ltd. and Betham Capital LLC, venture capital firms and hedge funds for intellectual property acquisitions and licensing opportunities.  Many of these competitors also have greater financial resources and human resources than us.

The industries and markets covered by our intellectual property are characterized by intense competition and rapidly changing business conditions, customer requirements and technologies.  Other companies may develop competing technologies that offer better or less expensive alternatives to PoE (covered by our Remote Power Patent) or the technologies covered by our other intellectual property assets.  Such competing technologies may adversely impact our licensing royalties.  Moreover, technological advances or entirely different approaches developed by one or more of our competitors or adopted by various standards groups could render our Remote Power Patent and our other intellectual property assets obsolete, less marketable or unenforceable.

Corporate Information

We were incorporated under the laws of the State of Delaware in July 1990.  Our principal offices are located at 445 Park Avenue, Suite 1020, New York, New York 10022 and our telephone number is (212) 829-5770. On October 9, 2013, we changed our name to Network-1 Technologies, Inc. (from Network-1 Security Solutions, Inc.) to better reflect the nature of our business as a company engaged in the development, licensing and protection of its intellectual property assets.

Available Information

We file or furnish various reports, such as registration statements, quarterly and current reports, proxy statements and other materials with the SEC.  Our Internet website address is www.network-1.com.  You may obtain, free of charge on our Internet website, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  The information we post on our website is intended for reference purposes only; none of the information posted on our website is part of this Annual Report or incorporated by reference herein.

In addition to the materials that are posted on our website, you may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that contains reports, proxy and other information statements, and other information regarding issuers, including us, that file electronically with the SEC.  The Internet address of the SEC’s Internet site is http://www.sec.gov.

Employees and Consultants

As of March 1, 2014, we had two full-time employees, no part-time employees and two consultants providing monthly services to us.

ITEM 1A.   RISK FACTORS

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations.  The following highlights some of the factors that have affected, and in the future could affect, our operations.

Our limited operating history makes it difficult to evaluate our current business and future prospects as well as the effectiveness of our business model.

We acquired our first patent assets (which included our Remote Power Patent) in November 2003 and first generated revenue from our Remote Power Patent in May 2007.  We next acquired patent assets in 2013.  Our strategy is to acquire high quality patents that management believes have the potential to generate significant licensing opportunities as has been the case with our Remote Power Patent. Our Remote Power Patent has generated revenue of $58,467,000 from May 2007 through December 31, 2013.  We have not yet generated any material revenue from our patent assets besides our Remote Power Patent.  Accordingly, we have a limited operating history and track record in executing our business model and strategy.  Our future success depends upon our ability to protect our Remote Power Patent, successfully monetize our other patent assets and acquire and successfully monetize additional patent assets.  In light of our limited track record to date, the uncertainty of patent litigation, the significant time and resources needed to successfully monetize patent assets and the competition faced by us to acquire patent assets, there is a significant risk that we may not be able to grow our revenue and profit and successfully implement our business model.

Our success is dependent upon our ability to protect our patents.

Our success is substantially dependent upon our proprietary technologies and our ability to protect our intellectual property rights.  We currently own twenty-two (22) patents that relate to various technologies including (i) our Remote Power Patent covering the delivery of power to certain devices over PoE networks, (ii) patents relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system, (iii) patents relating to identification of media content and (iv) patents covering the transmission of audio, voice and data in order to achieve high quality of service (QoS) over computer and telephony networks.  We are currently awaiting a decision in an Inter Partes Review proceeding at the United States Patent and Trademark Office in which petitioners have challenged the validity of our Remote Power Patent.  In addition, the validity of our Remote Power Patent and other patents acquired by us as part of the acquisition of the Mirror Worlds Patent Portfolio are currently being challenged in proceedings at the USPTO and in patent infringement litigation pending in the courts (see “Legal Proceedings” beginning on page 24 of this Annual Report).  We rely upon our patents and trade secret laws, non-disclosure agreements with our employees, consultants and third parties to protect our intellectual property assets.  The complexity of patent and common law and the uncertainty of the outcome of litigation create risk that our efforts to protect our intellectual property assets may not be successful.  We cannot assure you that our patents will be upheld or that third parties will not invalidate our patent assets.  If our intellectual property assets are not upheld, particularly our Remote Power Patent, such an event would have a material adverse effect on our business, financial condition and results of operations.

If we are unsuccessful in litigation involving our intellectual property, including if any of the claims of defendants to invalidate our patents are successful, such a result would have a material adverse effect on our business.

We currently have several litigations pending in the courts against parties whom we believe require a license to our patents including (i) litigation against eleven (11) data networking equipment manufacturers commenced in September 2011 relating to our Remote Power Patent and (ii) litigation against several major computer systems manufacturers commenced in May 2013 with respect to the Mirror Worlds Patent Portfolio.  In addition, in the future we may commence patent litigation against third parties alleging infringement of our patents.  Patent litigation is inherently risky and the outcome is uncertain.  The defendants in several pending litigations are all large, well-financed companies with substantially greater resources than us.  We may not be successful in such litigation and the outcome of such litigation could be harmful to us.  In addition, it is customary for defendants in patent litigation to assert claims seeking to invalidate our patents, as is the case with respect to our pending patent litigations.  If we are unsuccessful in enforcing and validating our patents and/or if third parties making claims against us seeking to invalidate our patents are successful, they may be able to obtain injunctive or other equitable relief, which effectively could block our ability to license or otherwise capitalize on our proprietary technologies.  Furthermore, then existing licensees of our patents may no longer be obligated to pay royalties to us.  Successful litigation against us resulting in a determination that our patents are not valid or enforceable, and/or that third parties do not infringe, would have a material adverse effect on our business, financial condition and results of operations.

Our revenue and profit is currently dependent upon the continued validity of our Remote Power Patent.

All of our revenue to date has been generated by our Remote Power Patent.  We currently have twelve (12) license agreements pursuant to which licensees have an obligation to pay us royalties on an ongoing basis.  Such royalty bearing licenses include, among others, agreements with Cisco Systems, Inc. and Cisco-Linksys, LLC, Microsemi Corporation, Netgear, Inc., and Motorola Solutions, Inc. and NEC Corporation.  The obligation of licensees of our Remote Power Patent to continue to make royalty payments to us is contingent upon the continued validity of our Remote Power Patent.  The validity of the Remote Power Patent is at issue in the pending decision in our Inter Partes Review proceeding at the United States Patent and Trademark Office as well as the pending ex parte reexamination at the United States Patent and Trademark Office (see “Legal Proceedings” at page 26 hereof).  In addition, the validity and infringement of our Remote Power Patent is currently at issue in our pending litigation against eleven (11) date equipment manufacturers in Tyler, Texas (see “Legal Proceedings” at beginning page 24 hereof).  In the event our Remote Power Patent is determined to be invalid, licensees of our Remote Power Patent would have no further obligation to make royalty payments to us which would have a material adverse effect on our business, financial condition and results of operations.

An Adverse Ruling by the USPTO (which is not subsequently overturned) with respect to the pending Inter Partes Review proceeding relating to our Remote Power Patent would have a material adverse effect on the Company.

Avaya Inc., Dell Inc., Sony Corporation of America and Hewlett Packard Co. are petitioners in Inter Partes Review proceedings (which were joined together) (the “IPR Proceeding”) pending at the United States Patent and Trademark Office before the Patent Trial and Appeal Board (the “Patent Board”) involving our Remote Power Patent.  Petitioners in the IPR Proceeding seek to cancel certain claims of our Remote Power as unpatentable.  A hearing on the merits of the IPR Proceeding took place on January 9, 2014 and a decision of the Patent Board is pending.  In the event that the Patent Board reaches a final determination in the IPR Proceeding that the Remote Power Patent is invalid, such a determination (unless overturned by the United States Court of Appeals for the Federal Circuit) would have a material adverse effect on our business, financial condition and results of operations as our entire current revenue stream is dependent upon the continued validity of our Remote Power Patent.

We may not be able to capitalize on our strategy to acquire high quality patents with significant licensing opportunities or enter into strategic relationships with third parties to license or otherwise monetize their intellectual property.

As a result of our patent litigation settlement in July 2010, the success we have achieved to date from licensing our Remote Power Patent and the acquisition of an aggregate of thirteen (13) additional patents in 2013, we believe we have the expertise and sufficient capital to compete in the intellectual property monetization market and to enter strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.  However, we may not be able to acquire additional intellectual property or, if acquired, we may not achieve material revenue or profit from such intellectual property.  Acquisitions of patent assets are competitive, time consuming, complex and costly to consummate.  Our strategy is to focus on acquiring high quality patent assets which management believes have the potential for significant licensing opportunities.  These high quality patent opportunities are difficult to find and are often very competitive to acquire.  In addition, such acquisitions present material risks.  Even if we successfully acquire additional patent assets, such as the patent portfolios acquired from Dr. Cox in February 2013 and from Mirror Worlds, LLC in May 2013, we may not be able to achieve significant licensing revenue or even generate sufficient revenue related to such patent assets to offset the acquisition costs and the legal fees and expenses which may be incurred to enforce, license or otherwise monetize such patents.  In addition, we may not be able to enter into strategic relationships with third parties to license or otherwise monetize their intellectual property and, even if we consummate such strategic relationships, we may not achieve material revenue or profit from such relationships.

We are currently largely dependent upon our license agreement with Cisco for a significant portion of our royalty revenue.  The loss of Cisco as a licensee would have a material adverse effect on our business.

Cisco Systems, Inc. and Cisco Linksys, LLC (collectively, “Cisco”) accounted for 77% of our revenue for the years ended December 31, 2013 and December 31, 2012.  In accordance with our Settlement and License Agreement, dated May 25, 2011, with Cisco (the “Agreement”), which expanded upon the short form settlement agreement entered into in July 2010, Cisco is obligated to pay us royalties on a quarterly basis (which began in the first quarter of 2011) based on its sale of PoE products in the United States, up to the maximum royalties per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent (March 2020).  The royalty payments are subject to certain conditions including the continued validity of our Remote Power Patent and the actual royalty payments may be less than the caps stated above, as was the case for 2013 and prior years.  Due to our annual royalty rate structure with Cisco which includes declining rates as the volume of PoE product sales increase during the year, annual royalties from Cisco are anticipated to be highest in the first quarter and decline for each of the remaining quarters of the year.  Under the terms of the Agreement, if we grant other licenses with lower royalty rates to third parties (as defined in the Agreement), Cisco shall be entitled to the benefit of the lower royalty rates provided it agrees to the material terms of such other license.  Under the terms of the Agreement, we have certain obligations to Cisco and if we materially breach such terms, Cisco will be entitled to stop paying royalties to us.  In addition, if our Remote Power Patent is declared invalid in legal proceedings pending at the United States Patent and Trademark Office or in court (see “Legal Proceedings” beginning at page 24 hereof), Cisco would have no further obligation to pay us royalties.  The aforementioned event would have a material adverse effect on our business, financial condition and results of operations.

Our current licenses for our Remote Power Patent may not continue to result in significant royalties and do not necessarily mean we will achieve additional license agreements.

For the years ended December 31, 2013 and December 31, 2012, we achieved royalty revenue of $8,017,000 and $8,698,000, respectively, with respect to our license agreements for our Remote Power Patent.  We currently have license agreements for our Remote Power Patent with twelve (12) licensees including, among others, Cisco Systems, Inc. and Cisco Linksys, LLC, (collectively, “Cisco”) Netgear, Inc., Microsemi Corporation, Extreme Networks, Inc., Motorola Solutions, Inc. and NEC Corporation, pursuant to which such parties are obligated to pay us on-going royalties on a monthly or quarterly basis.  Notwithstanding such royalty bearing license agreements, we may not continue to achieve significant royalty revenue from such license agreements.  Our failure to continue to achieve significant royalty revenue from our existing license agreements would have a material adverse effect on our business, financial condition and results of operations.  In addition, we may not be able to consummate additional licensing agreements resulting in material revenue with respect to our Remote Power Patent.

Our current licensing revenue depends upon the continued viability of the PoE market.

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

One of our licensees, Cisco Systems, Inc. and Cisco-Linksys, LLC (collectively, “Cisco”), accounted for 77% of our revenue for the years ended December 31, 2013 and December 31, 2012.  It is anticipated that a few licensees will continue to constitute a significant portion of our revenue for the foreseeable future.  To the extent such sales of PoE products by our significant licensees are adversely affected our revenues will be significantly impacted.

Our pending patent infringement litigations in the courts and proceedings at the USPTO involving our Remote Power Patent, the Mirror Worlds Patent Portfolio may be time consuming and costly and we can provide no assurance that we will be successful.

We have a pending litigation in the United States District Court for the Eastern District of Texas, Tyler Division against eleven (11) data networking equipment manufacturers for infringement of our Remote Power Patent.  The litigation has been stayed pending the disposition of the Inter Partes proceeding pending at the United States Patent and Trademark Office.  In May 2013, we initiated patent litigation in the United States District Court for the Eastern District of Texas, Tyler Division, against Apple, Inc., Microsoft, Inc., Hewlett-Packard Company, Lenovo Group Ltd., Lenovo (United States), Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics America, Inc. and Samsung Telecommunications America L.L.C., for infringement of the ‘227 Patent, which was one of the nine (9) patents acquired from Mirror Worlds LLC.  We also face proceedings at the USPTO including an Inter Partes Review proceeding and an ex parte reexamination seeking to invalidate our Remote Power Patent (see “Legal Proceedings” at page 26 of this Annual Report).

We anticipate that the above referenced litigations in federal court could continue for a number of years and while we have a contingent legal fee arrangement with our patent litigation counsel in each litigation, we are responsible for a portion of the expenses which are anticipated to be material.  In addition, the time and effort required of our management to effectively pursue this litigation is likely to be significant and it may adversely affect other business opportunities.

We face intense competition to acquire intellectual property and enter into strategic relationships.

With respect to our ability to acquire additional intellectual property or enter into strategic relationships with third parties to monetize their intellectual property, we face considerable competition from other companies, many of which have significantly greater financial and other resources than we have.  The patent licensing and enforcement industry has grown significantly over the past several years and there has been an increase in the number of companies seeking to acquire intellectual property rights from third parties.  Entities including, among others, Acacia Research Corporation (NASDAQ:ACTG), Vringo, Inc. (NYSE MKT:VRNG), Intellectual Ventures, VirnetX Holdings Corp. (NYSE MKT:VHC) and RPX Corporation (NADAQ:RPXC) seek to acquire or partner with third parties to license or enforce intellectual property rights.  It is expected that others will enter this market as well.  Many of these competitors have significantly more financial and human resources than us.

We may also compete with strategic corporate buyers, litigation funding firms such as Burford Capital Limited, Juridica Capital Management Ltd. and Bentham Capital LLC, venture capital firms and hedge funds for intellectual property acquisitions and licensing opportunities.  Many of these competitors have greater financial resources and human resources than us.

New legislation, regulations, court rulings or actions by the U.S. Patent and Trademark Office related to enforcing patents could adversely affect our business and operating results.

If new legislation, regulations or rules are implemented either by Congress, the U.S. Patent and Trademark Office or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our business, financial condition and results of operations. Recently, United States patent laws were amended by the Leahy-Smith America Invents Act, or the America Invents Act, which became effective on March 16, 2013. The America Invents Act includes a number of significant changes to U.S. patent law.   In general, it attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation and new administrative post-grant review procedures to challenge the patentability of issued patents outside of litigation, including Inter Partes Review proceedings which provide third parties a timely, cost effective alternative to district court litigation to challenge the validity of an issued patent. For example, the America Invents Act changes the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought against individual parties allegedly infringing by their respective individual actions or activities.  It also includes changes that transition the United States from a “first-to-invent” system to a “first to file” system and alter the processes for challenging issued patents.   At this time, it is not clear what, if any, impact the America Invents Act will have on the operation of our business. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the enforcement of our patented technologies, which could have a material adverse effect on our business, financial condition and results of operations.

Our quarterly and annual operating and financial results and our revenue are likely to fluctuate significantly in future periods.

Our quarterly and annual operating and financial results are difficult to predict and may fluctuate significantly from period to period.  Our revenue and net income was $8,017,000 and $1,016,000 for the year ended December 31, 2013 as compared to revenue of $8,698,000 and net income of $2,626,000 for the year ended December 31, 2012.  Our revenue was $7,398,000 with net income of $8,493,000 (including net income of $6,903,000 related to the recording of a deferred tax benefit) for the year ended December 31, 2011 as compared to revenue of $33,037,000 and net income of $19,236,000 for the year ended December 31, 2010 (which 2010 revenue and net income were primarily due to achieving a large settlement of a patent litigation in July 2010).  Accordingly, our revenue, net income and results of operations may fluctuate as a result of a variety of factors that are outside our control including, but not limited to, our ability and timing in consummating future license agreements for our intellectual property assets, the timing and extent of royalty payments received by us from licensees, the timing and our ability to achieve successful outcomes from current and future patent litigation, and the timing and our ability to achieve revenue from future strategic relationships.

We may need additional financing to implement our strategy and expand our business.

We may need additional equity or debt financing beyond our existing cash to pursue our strategy including the acquisition of additional intellectual property assets or to enter into strategic relationships with third parties to license or monetize their intellectual property.  Any additional financing that we need may not be available and, if available, may not be available on terms that are acceptable to us.  Our failure to obtain financing on a timely basis, or on economically favorable terms, could prevent us from pursuing our intellectual property acquisition strategy or from responding to changing business or economic conditions and could cause us to experience difficulty in withstanding adverse operating results.

We do not intend to pay future dividends on our common stock and thus stockholders must look to appreciation of our common stock to realize a gain on their investments.

We did not pay any dividends to our stockholders during the year ended December 31, 2013. In December 2010, the only time in our history, we paid a special cash dividend of $0.10 per share to holders of our common stock. We do not have any plans to pay dividends in the foreseeable future.  Our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including future earnings, if any, operations, capital requirements, our general financial condition, the preferences of any series of preferred stock, our general business conditions and future contractual restrictions on payment of dividends, if any.  Accordingly, stockholders must look solely to appreciation of our common stock to realize a gain on their investment.  This appreciation may not occur.

Because ownership of our common stock is concentrated, investors may have limited influence on stockholder decisions.

As of March 1, 2014, our executive officers and directors beneficially owned 30.3% of our outstanding common stock.  As a result, these stockholders may be able to exercise substantial control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets.  This concentration of ownership will limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

In addition, other companies may develop competing technologies that offer better or less expensive alternatives to PoE and the other technologies covered by our intellectual property.  Several companies have notified the IEEE that they may have patents and proprietary technologies that are covered by the Standard pertaining to PoE.   In the event any of those companies asserts claims relating to our patents, the licensing royalties available to us for our Remote Power Patent may be adversely impacted.  Moreover, technological advances or entirely different approaches developed by one or more of our competitors or adopted by various standards groups could render our Remote Power Patent obsolete, less marketable or unenforceable.

Dependence upon CEO and Chairman.

Our success is largely dependent upon the personal efforts of Corey M. Horowitz, our Chairman, Chief Executive Officer and Chairman of our Board of Directors.  On November 1, 2012, we entered into an employment agreement with Mr. Horowitz pursuant to which he continues to serve as our Chairman and Chief Executive Officer for three successive one-year terms (unless terminated by us).  The loss of the services of Mr. Horowitz would have a material adverse effect on our business and prospects.  We do not maintain key-man life insurance on the life of Mr. Horowitz.

The burdens of being a public company may adversely affect us including our ability to pursue litigation.

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

Because our common stock currently trades on the Over-the-Counter Bulletin Board, you may not be able to buy and sell our common stock at optimum prices and you face liquidity issues in terms of your ability to buy and sell our common stock.

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

As of December 31, 2013, there were outstanding options and warrants to purchase an aggregate of 6,782,500 shares of our common stock at exercise prices ranging from $0.25 to $2.10.  To the extent that outstanding options and warrants are exercised, existing stockholder percentage ownership will be diluted and any sales in the public market of the common stock underlying such options may adversely affect prevailing market prices for our common stock.

We may seek to raise additional funds, finance intellectual property acquisitions or develop strategic relationships by issuing capital stock that would dilute your ownership.

We may elect to raise financing by issuing equity securities, which, if conducted in the future, would materially reduce the percentage ownership of our existing stockholders.  Furthermore, any newly issued securities could have rights, preferences and privileges senior to those of our existing common stock.  Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of stock to decline.  We may also raise additional funds through the incurrence of debt or the issuance or sale of other securities or instruments senior to our common shares.  The holders of any debt securities or instruments we may issue could have rights superior to the rights of our common stockholders.

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

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	our ability to successfully enforce and/or defend our Remote Power Patent and other patents;

●	our ability to continue to receive material revenue from licensees of our Remote Power Patent;

●	our ability to enter into favorable license agreements with third parties with respect to our Remote Power Patent;

●	our ability to license and monetize our patents besides the Remote Power Patent including the Mirror Worlds Patent Portfolio and the Cox Patent Portfolio;

●	our ability to acquire additional intellectual property;

●	our ability to achieve material revenue and profits;

●	our ability to enter into strategic relationships with third parties to license or otherwise monetize their intellectual property;

●	our ability to raise capital when needed;

●	sales of our common stock;

●	our ability to execute our business plan;

●	technology changes;

●	legislative, regulatory and competitive developments; and

●	economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also have a material and adverse effect on the market price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

We currently lease office space in New York City at a base rent of $3,610 per month under a lease which expires in November 2014.  On June 16, 2011, we entered into a four-year lease commencing July 18, 2011 to rent office space, consisting of approximately 2,400 square feet, for offices in New Canaan, Connecticut.  In accordance with the lease, we are obligated to pay a base rent of $6,400 per month for the first two years, $6,800 per month for the third year and $7,000 per month for the fourth year.  The base rent is subject to annual adjustments to reflect increases in real estate taxes and operating expenses. On May 15, 2014, Mirror Worlds Technologies, LLC, our wholly-owned subsidiary, entered into a one year lease, at a base rent of $620 per month, to rent office space consisting of approximately 420 square feet in Tyler, Texas. On January 7, 2014, the lease was renewed for a fifteen (15) month period expiring on April 30, 2015.

ITEM 3:  LEGAL PROCEEDINGS

On May 23, 2013, through our wholly-owned subsidiary Mirror Worlds Technologies, LLC, we initiated patent litigation in the United States District Court for the Eastern District of Texas, Tyler Division, against Apple, Inc., Microsoft, Inc., Hewlett-Packard Company, Lenovo Group Ltd., Lenovo (United States), Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics America, Inc. and Samsung Telecommunications America L.L.C., for infringement of the ‘227 Patent (one of the patents we acquired as part of the acquisition of the Mirror Worlds Patent Portfolio – see Note I[1] to our financial statements included in this Annual Report).  We seek, among other things, monetary damages based upon reasonable royalties.  The lawsuit alleges that the defendants have infringed and continue to infringe the claims of the ‘227 Patent by making, selling, offering to sell and using infringing products including Mac OS and Windows operating systems and personal computers and tablets that include versions of those operating systems, and by encouraging others to make, sell, and use these products.  In September 2013 and October 2013, the defendants filed their answers to our complaint. Defendants Apple and Microsoft, Inc. also filed counterclaims for a declaratory judgment of non infringement or our ‘227 Patent and invalidity of our ‘227 Patent.  On December 10, 2013, the litigation was severed into two consolidated actions, Mirror Worlds v. Apple, et al. (case no. 6:13-cv-419), and Mirror Worlds v. Microsoft, et., al., (case no. 6:13-cv-941).  On September 12, 2013, certain defendants filed a motion to transfer the litigation to the Western District of Washington.  The Court has not yet ruled on this motion.

Several patents in the Mirror Worlds Patent Portfolio acquired on May 21, 2013 were the subject of prior litigation in Mirror Worlds, LLC v. Apple, Inc. (“Apple”) (No. 6:08-cv-00088).  On October 1, 2010, a jury returned a verdict in that action in favor of Mirror Worlds, LLC upholding the validity of the three patents tried in the case (U.S. Patent Nos. 6,006,227, 6,638,313, and 6,725,427), and finding that Apple had willfully infringed each of these patents.  Further, the jury awarded Mirror Worlds $208.5 million in damages for each of these patents.  After the trial, the district court vacated the jury verdict on infringement, and concluded that Mirror Worlds failed to present sufficient evidence of direct or indirect infringement.  While the infringement, willfulness and damages verdicts were vacated at the trial level, the jury’s validity verdicts were not overturned. The validity of the ‘227 Patent has also been reaffirmed by the U.S. Patent and Trademark Office since the trial in reexamination proceedings initiated by Apple resulting in two re-examination certificates which further validates that patent.  On appeal, a divided panel of the Federal Circuit Court of Appeals upheld the district court ruling overturning the jury verdict on direct and indirect infringement.

On March 23, 2013 Mirror Worlds, LLC filed a Petition for Certiorari to the Supreme Court of the United States appealing the decisions of the district court and Federal Circuit Court of Appeals.  Following our acquisition of the Mirror Worlds Patent Portfolio in May 2013, on June 3, 2013, we filed a petition to intervene, as the new owner of the Mirror Worlds Patent Portfolio, in the petition for a writ of certiorari previously filed by Mirror Worlds, LLC.  On June 24, 2013 the petition for a writ of certiorari was denied by the Supreme Court of United States.

In September 2011, we initiated patent litigation against 16 data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  Named as defendants in the lawsuit, excluding affiliated parties, were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inc., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transition Networks, Inc.  Network-1 seeks monetary damages based upon reasonable royalties.  In March 2012, we reached settlement agreements with defendants Motorola Solutions, Inc. ("Motorola") and Transition Networks, Inc. ("Transition Networks").  In October 2012, we reached a settlement with defendant GarretCom, Inc (“GarretCom”).  In February 2013, we reached settlement agreements with Allied Telesis, Inc. (“Allied Telesis”) and NEC Corporation (“NEC”).  As part of the settlements, Motorola, Transition Networks, GarretCom, Allied Telesis and NEC each entered into a non-exclusive license agreement for our Remote Power Patent pursuant to which each such defendant agreed to license our Remote Power Patent for its full term (which expires in March 2020) and pay a license initiation fee and quarterly or annual royalties based on their sales of PoE products.  On June 27, 2012, defendant Axis Communications made a motion to dismiss, or alternatively to sever, on the grounds of misjoinder.  Several defendants joined in the motion.  On July 16, 2012 we filed our opposition to the motion.  On January 17, 2013, the Court granted in part defendants’ motion by granting severance and consolidating all the actions for pre-trial issues, except venue.  On January 25, 2013, certain defendants filed a motion to stay the litigation pending completion or termination of the Inter Partes review proceedings at the United States Patent and Trademark Office (see below and Notes I[2] and I[5] to our financial statements included in this Annual Report).  On March 5, 2013, the Court granted certain defendants’ motion and stayed the litigation pending the disposition of the Inter Partes review proceeding described below.

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

Avaya Inc., Dell Inc., Sony Corporation of America and Hewlett Packard Co. are petitioners in Inter Partes Review proceedings (which have been joined together) (the “IPR Proceeding”) pending at the United States Patent and Trademark Office before the Patent Trial and Appeal Board (the “Patent Board”) involving our Remote Power Patent. Petitioners in the IPR Proceeding seek to cancel certain claims of our Remote Power as unpatentable.  A hearing on the merits of the IPR Proceeding was held on January 9, 2014 and a decision is pending. In the event that the Patent Board renders a decision in the IPR Proceeding that the Remote Power Patent is invalid, such a determination (unless overturned by the United States Court of Appeals for the Federal Circuit) would have a material adverse effect on the Company’s business, financial condition and results of operations as our entire current revenue stream is dependent upon the continued validity of the Company’s Remote Power Patent.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATEDSTOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our common stock currently trades on the OTC Bulletin Board under the symbol NTIP (it previously traded under the symbol NSSI until October 24, 2013).  The following table sets forth, for the periods indicated, the range of the high and low bid quotations for our common stock as reported by OTCBB.com.  Such prices reflect inter-dealer quotations, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

YEAR ENDED DECEMBER 31, 2013	HIGH	LOW
Fourth Quarter	$1.73	$1.43
Third Quarter	$1.78	$1.60
Second Quarter	$1.90	$1.23
First Quarter	$1.50	$1.12

YEAR ENDED DECEMBER 31, 2012	HIGH	LOW
Fourth Quarter	$1.28	$1.10
Third Quarter	$1.32	$1.16
Second Quarter	$1.37	$1.18
First Quarter	$1.35	$1.13

On March 14, 2014, the closing price for our common stock as reported on the OTC Bulletin Board was $1.74 per share. The number of record holders of our common stock was 70 as of March 14, 2014. In addition, we believe there are in excess of approximately 440 holders of our common stock in “street name” as of March 14, 2014.

Dividend Policy.  We did not pay any dividends to our stockholders during the year ended December 31, 2013.  In December 2010, the only time in our history, we paid a special dividend of $0.10 per share on our outstanding shares of common stock.  We do not have any plans to pay dividends in the foreseeable future.  The declaration and payment of any future dividends will be at the discretion of our Board of Directors and will depend upon a variety of factors, including future earnings, if any, operations, capital requirements, our general financial condition, the preferences of any series of preferred stock, our general business conditions and future contractual restrictions on payment of dividends, if any.

Recent Issuances of Unregistered Securities.  There were no unregistered sales of equity securities during the quarter ended December 31, 2013.

Issuer Purchases of Equity Securities.  On August 22, 2011, we announced that our Board of Directors approved a share repurchase program to repurchase up to $2,000,000 of shares of our common stock over the next 12 months (“Share Repurchase Program”).  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion.  The timing and amount of the shares repurchased will be determined by management based on its evaluation of market conditions and other factors.  The repurchase program may be increased, suspended or discontinued at any time.  On January 31, 2012, our Board of Directors increased our Share Repurchase Program to repurchase up to an additional $2,000,000 (or an aggregate of $4,000,000) of our common stock.  On January 24, 2013, our Board of Directors again increased our Share Repurchase Program to repurchase up to an additional $1,000,000 (or an aggregate of $5,000,000) of our common stock over the next 12 months.  On December 10, 2013, our Board of Directors further increased our Share Repurchase Program to repurchase up to an additional $2,000,000 in shares of our common stock over the next twelve (12) months (for a total of up to $7,000,000 since inception of the Share Repurchase Program).

During the months of October, November and December 2013, we repurchased common stock pursuant to our Share Repurchase Program as indicated below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares) that May Yet Be Purchased Under the Plans or Programs(1)
October 1 to October 31, 2013	255,860	$1.71	255,860	$2,720,672

November 1, 2013 to November 30, 2013	0	—	—	$2,720,672

December 1, 2013 to December 31, 2013	24,000	$1.60	24,000	$2,682,272
______________________
(1)  The dollar amounts in this column reflect the increase of $1,000,000 ( to $5,000,000 aggregate) and $2,000,000 (to $7,000,000 aggregate) in our Share Repurchase Program approved by the Board of Directors on January 24, 2013 and December 10, 2013, respectively.

During the year ended December 31, 2013, we repurchased an aggregate of 1,086,872 shares of our common stock pursuant to the Share Repurchase Program at a cost of $1,485,732 or an average price per share of $1.37.

From January 1, 2014 through March 18, 2014, we repurchased an aggregate of 123,500 shares of our common stock pursuant to the Share Repurchase Program at an average price per share of $1.62.

Since inception of the Share Repurchase Program (August 2011) through March 18, 2014,we have repurchased an aggregate of 3,486,828 shares of our common stock at a cost of $4,517,839 or an average per share price of $1.30.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2013.

	(a) Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (a)
Equity compensation plans approved by security holders (1) (2)	417,500(2)	$0.68	2,600,000(1)
Equity compensation plans not approved by security holders(3)	3,865,000(3)	$0.94	—
Total	4,282,500	$0.91	2,600,000(1)

_________________________

     (1)  Our 2013 Stock Incentive Plan (“2013 Plan”) was approved by our stockholders on October 9, 2013 and by our Board of Directors on August 7, 2013.  Subject to standard anti-dilution adjustments as provided in the 2013 Plan, the 2013 Plan provides for an aggregate of 2,600,000 shares of our common stock to be available for distribution pursuant to the 2013 Plan. At December 31, 2013, no award had been made under our 2013 Stock Incentive Plan.

     (2)  Our 1996 Amended and Restated Stock Option Plan (“1996 Stock Option Plan”) provided for the issuance of options to purchase up to 4,000,000 shares of our common stock.  As of March 2006, no additional options were eligible to be issued under the plan in accordance with its terms.  The outstanding options contain customary anti-dilution provisions.

     (3)  Represents aggregate individual option grants outside the 2013 Stock Incentive Plan and the 1996 Stock Option Plan referred to in the above table which includes individual option grants issued to our officers, directors, employees and consultants in consideration for certain services rendered to us.  The option agreements pertaining to such individual option grants contain customary anti-dilution provisions.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our principal business is the development, licensing and protection of our intellectual property assets.  We presently own twenty-two (22) patents that relate to various technologies including patents covering (i) the delivery of power over Ethernet cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) enabling technology for identifying media content on the Internet and taking further action to be performed based on such identification including, among others, the insertion of advertising and the facilitation of the purchase of goods and services related to such content; and (iv) systems and methods for the transmission of audio, video and data in order to achieve high quality of service (QoS) over computer and telephony networks.  In addition, we continually review opportunities to acquire or license additional intellectual property.  Our strategy is to pursue licensing arrangements with companies in industries that manufacture and sell products that make use of the technologies underlying our intellectual property as well as with other users of the technologies who benefit directly from the technologies including corporate entities and educational institutions.

We have been actively engaged in the licensing of our patent (U.S. Patent No. 6,218,930) covering delivery of power over Ethernet cables (the “Remote Power Patent”).  As of March 1, 2014, we had entered into sixteen (16) license agreements with respect to our Remote Power Patent which, among others, include license agreements with Cisco Systems, Inc. and Cisco Linksys, LLC, Extreme Networks, Inc., Netgear, Inc., Microsemi Corporation, Motorola Solutions, Inc. and NEC Corporation and several other major data networking equipment manufacturers (see Notes I[2] and I[3] to our financial statements included in this Annual Report).  We have a pending litigation against eleven (11) data networking equipment manufacturers for infringement of our Remote Power Patent (see Note I[2] to our financial statements included in this Annual Report).  Our current strategy includes continuing our licensing efforts with respect to our Remote Power Patent and efforts to monetize the two patent portfolios (the Cox Patent Portfolio and the Mirror Worlds Patent Portfolio) we acquired in 2013 (see “Business-Patents Related to Identification of Media on the Internet” and “Business - Patents Covering Document Stream Operating Systems” on pages 6-8 of this Annual Report).  In addition, we continue to seek to acquire additional intellectual property assets to develop, commercialize, license or otherwise monetize such intellectual property.  Our strategy includes working with inventors and patent owners to assist in the development and monetization of their patented technologies.  We may also enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.  The form of such relationships may differ depending upon the opportunity and may include, among other things, a strategic investment in such third party, the provision of financing to such third party or the formation of a joint venture with such third party or others for the purpose of monetizing their intellectual property assets.

Our acquisition strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as we have achieved with respect to our Remote Power Patent.  Our Remote Power Patent has generated licensing revenue of an aggregate of $58,467,000 from May 2007 through December 31, 2013.  In 2013 we acquired an aggregate of thirteen (13) additional patents and six (6) pending patent applications.

On February 28, 2013, as part of our acquisition strategy, we acquired from Dr. Ingemar Cox, a technology leader in digital watermarking content identification, digital rights management and related technologies, four (4) patents (as well as a pending patent application) for a purchase price of $1,000,000 in cash and 403,226 shares of our common stock.  In addition, we are obligated to pay Dr. Cox 12.5% of the net proceeds generated by us from licensing, sale or enforcement of the patents (see Note D[2] to our financial statements included in this Annual Report).  In January 2014 and February 214, we were issued two additional patents (U.S. Patent No. 8,640,179 and U.S. Patent No. 8,656,441) by the United States Patent and Trademark Office related to the Cox Patent Portfolio.

On May 21, 2013, Mirror Worlds Technologies, LLC, our wholly-owned subsidiary, acquired all of the patents previously owned by Mirror Worlds, LLC (which subsequently changed its name to Looking Glass LLC) including nine (9) issued United States patents and five (5) pending applications covering foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system (the “Mirror Worlds Patent Portfolio”).  The consideration we paid for the Mirror Worlds Patent Portfolio consisted of (i) $3,000,000 in cash, (ii) 5-year warrants to purchase 875,000 shares of our common stock at $1.40 per share, and (iii) 5-year warrants to purchase 875,000 shares of our common stock at $2.10 per share (see Note D[2] to our financial statements included in this Annual Report).  As part of the acquisition of the Mirror Worlds Patent Portfolio, we also entered into an agreement with Recognition Interface, LLC (“Recognition”), an entity that financed the commercialization of the Mirror Worlds Patent Portfolio prior to its sale to Mirror Worlds, LLC and also retained an interest in the licensing proceeds of the patent portfolio held by Mirror Worlds, LLC.  Pursuant to the terms of our agreement with Recognition, Recognition received (i) 5-year warrants to purchase 250,000 shares of our common stock at $1.40 per share, and (ii) 5-year warrants to purchase 250,000 shares of our common stock at $2.10 per share.  Recognition also received from us an interest in the net proceeds realized from the monetization of the Mirror Worlds Patent Portfolio as follows: (i) 10% of the first $125 million of net proceeds, (ii) 15% of the next $125 million of net proceeds, and (iii) 20% of any portion of the net proceeds in excess of $250 million.  In addition, Abacus and Associates, Inc., an entity affiliated with Recognition,  received  a  60-day  warrant  to  purchase  500,000  shares  of  our common stock at $2.05 per share which it exercised in full on July 22, 2013 resulting in proceeds to us of $1,025,000.  As a result of such warrant exercise and in accordance with our agreement with Recognition, we issued additional warrants to Recognition to purchase an aggregate of 250,000 shares of our common stock (125,000 shares at an exercise price of $2.10 per share and 125,000 shares at an exercise price of $1.40 per share) (see Note D[2] to our financial statements included in this Annual Report).

On May 22, 2013, through our wholly-owned subsidiary, Mirror Worlds Technologies, LLC, we initiated patent litigation against Apple, Inc., Microsoft, Inc., Hewlett-Packard Company, Lenovo Group Ltd., Lenovo (United States), Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics America, Inc. and Samsung Telecommunications America L.L.C., in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of U.S. Patent No. 6,006,227 (part of the Mirror Worlds Patent Portfolio we acquired) (see “Legal Proceedings” at page 24 hereof).

In September 2011, we initiated patent litigation against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent (see “Legal Proceedings” at pages 25-26 hereof).  During the year ended December 31, 2012 and 2013 we settled the litigation against five (5) of the defendants.  On January 25, 2013, certain defendants in the aforementioned litigation filed a motion to stay the litigation pending completion or termination of the Inter Partes Review proceedings at the United States Patent and Trademark Office (see below and Notes I[2] and I[5] to the financial statements included in this Annual Report).  On March 5, 2013, the Court granted certain defendants’ motion and stayed the litigation pending the disposition of the Inter Partes Review proceedings.

As a result of a settlement in July 2010 of certain patent litigation we had initiated against Cisco Systems, Inc. and Cisco-Linksys, LLC (collectively “Cisco”), we entered into non-exclusive licenses for our Remote Power Patent with Cisco and the other defendants.  For the years ended December 31, 2013 and December 31, 2012, our royalty revenue from Cisco constituted 77% of our revenue.  Due to our annual royalty rate structure with Cisco which includes declining rates as the volume of PoE product sales increase during the year, royalties from Cisco are anticipated to be highest in the first quarter of the calendar year and decline for each of the remaining calendar quarters of the year.

On July 20, 2012, an unknown third party filed with the United States Patent and Trademark Office (“USPTO”) a request for ex parte reexamination of certain claims of our Remote Power Patent.  On September 5, 2012, the USPTO issued an order granting the reexamination.  The request for reexamination was stayed by the USPTO on December 21, 2012 pending the termination or completion of the Inter Partes Review proceedings at the USPTO involving our Remote Power Patent.  Avaya Inc., Dell Inc., Sony Corporation of America and Hewlett Packard Co. are petitioners in Inter Partes Review proceedings (which were joined together) (the “IPR Proceeding”) pending at the USPTO before the Patent Trial and Appeal Board (see “Legal Proceedings” at page 26 of this Annual Report).  A hearing on the merits of the IPR Proceeding was held on January 9, 2014 and a decision is pending.  Petitioners in the IPR Proceeding seek to cancel certain claims of the Remote Power Patent as unpatentable.  In the event that the USPTO reaches a final determination in the IPR Proceeding or the ex parte reexamination (referenced above) that our Remote Power Patent is invalid, such a determination (unless overturned by the United States Court of Appeals for the Federal Circuit) would have a material adverse effect on our business, financial condition and results of operations as our entire current revenue stream is dependent upon the continued validity of our Remote Power Patent.

At December 31, 2013, we had net operating loss carryforwards (NOLs) totaling approximately $25,239,000 expiring through 2029, with a future tax benefit of approximately $8,581,000. At December 31, 2013 and 2012, $5,659,000 and $6,194,000, respectively, was recorded as a deferred tax asset on our balance sheet.  During the year ended December 31, 2013, as a result of income (before taxes) for the year of $1,561,000, $545,000 was recorded as income tax expense and the deferred tax asset was reduced by $535,000 to $5,659,000. To the extent that we earn income in the future, we will report income tax expense and such expense attributable to federal income taxes will reduce the recorded income tax asset reflected on the balance sheet.  Management will continue to evaluate the recoverability of the NOL and adjust the deferred tax asset appropriately.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

RESULTS OF OPERATIONS

Year Ended December 31, 2013 Compared To Year Ended December 31, 2012

Revenue.  We had revenue of $8,017,000 or a 7.8% decrease for the year ended December 31, 2013 (“2013”) as compared to revenue of $8,698,000 for the year ended December 31, 2012 (“2012”), which was related to the receipt of royalties pursuant to license agreements for our Remote Power Patent. The decrease in revenue of $681,000 for 2013 was primarily due to decreased royalties from our licensees and greater license initiation fees achieved from patent litigation settlements of $645,000 for 2012 as compared with $258,000 of such license initiation fees for 2013.

Cost of Revenue.  We had a cost of revenue of $2,359,000 and $2,602,000 for 2013 and 2012, respectively.  Included in the cost of revenue for 2013 were contingent legal fees of $1,858,000 payable to our patent litigation counsel (see Note D[1] to our financial statements included in this Annual Report) and $397,000 of incentive (royalty bonus) compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note H[1] to our financial statements included in this Annual Report).  Included in the cost of revenue for 2012 were contingent legal fees of $2,070,000 payable to our patent litigation counsel and $435,000 of incentive (royalty bonus) compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.

Gross Profit.  The gross profit for 2013 was $5,658,000 as compared to $6,096,000 for 2012.  The decrease in gross profit of $438,000 or 7.2% for 2013 was primarily due to decreased royalties from our licensees.

Operating Expenses.  Operating expenses for 2013 were $4,133,000 as compared to $2,763,000 for 2012.  General and administrative expenses include overhead expenses, and finance, accounting, legal and other professional services incurred by us.  General and administrative expenses increased by $288,000 from $2,438,000 for 2012 to $2,735,000 for 2013, due primarily to increased legal fees related to our patent litigations.  Amortization of patents was $1,008,000 for 2013 compared to $9,000 in 2012.  The increased cost of amortization of patents in 2013 was due to our acquisition of thirteen (13) additional patents in 2013.  Non-cash compensation expense related to the issuance of stock options was $390,000 for 2013 as compared to $316,000 for 2012.

Interest Income.  Interest income for 2013 was $36,000 as compared to interest income of $39,000 for 2012.

Operating Income. We had an operating income of $1,525,000 for 2013 compared with an operating income of $3,333,000 for 2012.  The decrease in operating income of $1,808,000 was primarily due to increased patent amortization expense, decreased revenue and increased legal costs and non-cash compensation expense.

Income Taxes (Benefit).  A provision (benefit) for federal, state and local income taxes of $545,000 were recorded for 2013 which included $535,000 reduction in our deferred tax asset to $5,659,000. A provision for federal, state and local income taxes were recorded for 2012 of $746,000 which included a $709,000 reduction in our deferred tax asset.

Deferred Tax Benefit/NOLs.  At December 31, 2013, we had net operating loss carryforwards (NOLs) totaling approximately $25,239,000 expiring through 2029, with a future tax benefit of approximately $8,581,000. At December 31, 2013 and 2012, $5,659,000 and $6,194,000, respectively, was recorded as a deferred tax asset on our balance sheet.  During the year ended December 31, 2013, as a result of income (before taxes) for the year of $1,561,000, $545,000 was recorded as income tax expense and the deferred tax asset was reduced by $535,000 to $5,659,000.  To the extent that we earn income in the future, we will report income tax expense and such expense attributable to federal income taxes will reduce the recorded income tax asset reflected on the balance sheet.  Management will continue to evaluate the recoverability of the NOL and adjust the deferred tax asset appropriately.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

Net Income (Loss).  As a result of the foregoing, we realized net income of $1,016,000 or $0.04 per share (basic) and $0.04 (diluted) for 2013 compared with net income of $2,626,000 or $0.10 per share (basic) and $0.09 per share (diluted) for 2012.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from royalty revenue from licensing our Remote Power Patent and cash on hand.  In accordance with our patent litigation settlement achieved in July 2010, we received aggregate upfront payments of approximately $32 million (net proceeds of $22 million after payment of legal fees, expenses and bonus compensation) and Cisco Systems, Inc. agreed to pay us quarterly royalties (which began for the first quarter of 2011) (see Note I[3] to our financial statements included in this Annual Report).  At December 31, 2013 our principal sources of liquidity consisted of cash and cash equivalents of approximately $18,938,000 and working capital of approximately $19,794,000.  We believe based on our current cash position and projected licensing revenue from our existing license agreements that we will have sufficient cash to fund our operations for the foreseeable future, although this may not be the case.

Working capital decreased by $2,908,000 to $19,794,000 at December 31, 2013 as compared to working capital of $22,702,000 at December 31, 2012.  The decrease in working capital was primarily due to the cost of patent acquisitions which included cash payments to the sellers of an aggregate of $4,000,000 offset by proceeds from the exercise of stock options and warrants of $1,097,000.

We maintain our cash primarily in money market accounts.  We do not have any derivative financial instruments.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities except for the lease obligations set forth in Note D[5] to our financial statements included in this Annual Report.

Critical Accounting Policies:

Patents:

We own patents that relate to various computing, telecommunications, data networking and Internet related technologies.  We capitalize the costs associated with acquisition, registration and maintenance of the patents and amortize these assets over their remaining useful lives, ranging from three (3) years to fifteen (15) years on a straight-line basis.  Any further payments made to maintain or develop the patents would be capitalized and amortized over the balance of the useful life for the patents.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required hereby are located on pages F-1 through F-21 which follow Part III.

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

Management, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of the end of the period covered by this report.

(ii)  Attestation Report of Registered Public Accounting Firm

We are a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Act of 1934, as amended, and as such, are not required to provide the information contained in this sub-section pursuant to Item 308(b) of Regulation S-K.

(iii)  Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information includes information each director and executive officer has given us about his or her age, all positions he or she holds, his or her principal occupation and business experience for at least the past five years, and the names of other publicly-held companies of which he or she currently serves as a director or has served as a director during the past 5 years.  In addition to the information presented regarding each director’s specific experience, qualifications, attributes and skills that led our Board to the conclusion that he or she should serve as a director, we also believe that all of our directors have a reputation for integrity, honesty and adherence to high ethical standards.  They each have demonstrated business acumen, exercise sound judgment, and a commitment of service to Network-1 and our Board.

Information about the number of shares of common stock beneficially owned by each executive officer and director appears in Item 12 of this Annual Report under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  There are no family relationships among any of our directors and executive officers.

NAME	AGE	POSITION
Corey M. Horowitz	59	Chairman, Chief Executive Officer and Chairman of the Board of Directors
David C. Kahn	62	Chief Financial Officer, Secretary and a Director
Jonathan Greene	52	Executive Vice President
Emanuel Pearlman	53	Director
Niv Harizman	49	Director
Allison Hoffman	43	Director

Corey M. Horowitz became our Chairman and Chief Executive Officer in December 2003.  Mr. Horowitz has also served as Chairman of our Board of Directors since January 1996 and has been a member of our Board of Directors since April 1994.  During the period June 2001 through December 2003, CMH Capital Management Corp., an entity soley owned by Mr. Horowitz, rendered financial advisory services to us.  From January 1986 to February 1991, Mr. Horowitz was a general partner in charge of mergers and acquisitions at Plaza Securities Co., a New York investment partnership.  We believe Mr. Horowitz’s qualifications to serve on our Board of Directors include his significant experience and expertise as an executive in the intellectual property field and his understanding of our intellectual property and the patent acquisition, licensing and enforcement business combined with his private equity and corporate transactional experience.

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

Jonathan Greene became our Executive Vice President in October 2013.  He served as a consultant to the Company from December 2004 until March 2013, providing technical and marketing analysis for our intellectual property portfolio.  Mr. Greene became an employee of the Company in March 2013.  From April 2006 to February 2009, Mr. Greene served as a marketing consultant for Avatier Corporation, a developer of identity management software.  From August 2003 until December 2004, he served as a consultant to Neartek, Inc., a storage management software company (August 2003 until October 2003) and Kavado Inc., a security software company (November 2003 until December 2004).  From January 2003 until July 2003, Mr. Greene served as Director of Product Management for FalconStor Software, Inc. (NASDAQ:FALC), a storage management software company.  From December 2001 through December 2002, Mr. Greene served as Senior Vice President of Marketing and Business Development of Network-1, at a time when we were engaged in the development, marketing and licensing of security software.  From December 1999 until September 2001, he served as Senior Vice President of Marketing for Panacya Inc., a vendor of service management software.

Emanuel Pearlman became a director of our company in January 2012.  Mr. Pearlman currently serves as Chairman and CEO of Liberation Investment Group, LLC, a New York based investment management and financial consulting firm, a position he has held since January 2003.  From December 2009 to the present, Mr. Pearlman has served on the board of directors of Fontainebleau Miami JV, LLC as Chairman of the Audit and Compensation Committees.  From September 2010 to the present he served as Chairman of the Board of Empire Resorts, Inc. (NASDAQ: NYNY).  From January 2012 to January 2013, he served on the board of directors of Dune Energy, Inc. (OTCBB: DUNR.OB) as Chairman of the Nominating and Governance Committee.  From October 2006 to March 2010, Mr. Pearlman served on the board of directors of Multimedia Games, Inc. (NASDAQ: MGAM).  Mr. Pearlman was previously a director of Network-1 from December 1999 to December 2002.  We believe Mr. Pearlman’s qualifications to serve on our Board include his significant investment and financial experience and expertise combined with his Board experience.

Niv Harizman became a director of our company in December 2012.  Mr. Harizman is a Managing Member of Tyto Capital Partners LLC, a private investment firm specializing in debt and equity investments in middle market companies and special situations, a position he has held since August 2010.  Since March 2010, Mr. Harizman has also been the Managing Member of NHK Partners LLC, an entity that makes private investments and provides consulting services.  Since November 2013, Mr. Harizman has been affiliated with Riverside Management Group, a merchant banking firm, and BCW Securities LLC, its affiliated broker-dealer.  From May 2005 to March 2010, Mr. Harizman was a Founding Partner and Head of Corporate Finance at Plainfield Asset Management LLC, which was a privately held registered investment adviser focused on alternative investments.  From May 2000 until May 2005, Mr. Harizman was a member of the Mergers & Acquisitions Group of Credit Suisse First Boston LLC where he was a Managing Director from 2001-2005 and a Director from 2000 to 2001. From 1995 until 2000, Mr. Harizman was employed by Bankers Trust and its successors including BT Alex. Brown Incorporated and Deutsche Bank in various investment banking positions in the Mergers & Acquisitions Group and Leveraged Finance Group.  We believe Mr. Harizman’s qualifications to serve on our Board include his significant investment and financial transactional experience and expertise.

Allison Hoffman became a director of our company in December 2012.  Since September 2013 Ms. Hoffman has served as Executive Vice President, General Counsel and Corporate Secretary of Martha Stewart Living Omnimedia, Inc. (NYSE:MSO), a media and merchandising company providing consumers with high quality life style content and products.  From December 2012 until September 2013, she provided legal services to Martha Stewart Living Omnimedia, Inc.  From June 1999 to September 2012, Ms. Hoffman was employed by ALM Media, LLC, a leading provider of specialized news and information for the legal and commercial real estate sectors, as Senior Vice President, Chief Legal Officer and Secretary (January 2007 – September 2012), Vice President, General Counsel and Secretary (August 2001 to December 2006) and Assistant General Counsel (June 1999 – July 2001).  From 1995 to 1999, Ms. Hoffman was an associate in the corporate finance department of Skadden, Arps, Slate, Meagher and Flom LLP.  We believe that Ms. Hoffman’s qualifications to serve on our Board include her extensive legal background and transactional experience.

Committees of the Board of Directors

The Board of Directors currently has four committees: an Audit Committee; a Compensation Committee; a Nominating and Corporate Governance Committee (which committees were established in January 2013) and a Strategic Development Committee (established in June 2013).  Each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee has a charter.  These charters are available on the Company’s website at: http://www.Network-1.com/sec/sec.htm.  Each member of each committee is an “independent” director under the standards of the NYSE MKT LLC.  While our stock is not listed on the NYSE MKT LLC or Nasdaq, our Board of Directors has adopted the independence rules of the NYSE in making its determination of director independence.  Three of our current five directors, Emanuel Pearlman, Allison Hoffman and Niv Harizman, are considered independent directors based upon the standard of independence adopted by the Board of Directors as promulgated under Rule 803A of the NYSE MKT LLC Company Guide of the NYSE.  Laurent Ohana, who was considered an independent director, resigned as director of the Company on August 9, 2013.

Audit Committee

In January 2013, the Board of Directors established a separate standing audit committee in accordance with Section 3(a)59(A) of the Securities Exchange Act of 1934, as amended, consisting of Emanuel Pearlman (Chairman) and Laurent Ohana.  Mr. Ohana resigned from the Audit Committee in August 2013 and was replaced by Allison Hoffman.  Emanuel Pearlman and Allison Hoffman qualify as an audit committee financial expert under applicable SEC rules.  Mr. Pearlman and Ms. Hoffman also qualify as “independent” as independence for audit committee members is defined in the NYSE MKT LLC Company Guide.

The Audit Committee is appointed by our Board of Directors to provide assistance to the Board in fulfilling its oversight responsibility with respect to, among other things, (i) the integrity of the Company’s financial statements, (ii) the Company’s compliance with legal and regulatory requirements, (iii) selecting and evaluating the qualifications and independence of the Company’s independent registered public accounting firm, (iv) evaluating the performance of the Company’s internal audit function and independent registered public accounting firm, and (v) the Company’s internal controls and procedures.

Compensation Committee

The Compensation Committee consists of Allison Hoffman (Chairperson) and Niv Harizman.  The Compensation Committee is appointed by the Board of Directors to assist the Board in carrying out the Board’s responsibilities relating to compensation of the Company’s executive officers and directors.  The Committee has overall responsibility for evaluating and approving the officer and director compensation plans, policies and programs of the Company.

Nominating and Corporate Governance Committee

In January 2013, our Board established a Nominating and Corporate Governance Committee consisting of Niv Harizman (Chairman) and Emanuel Pearlman.  The Nominating and Corporate Governance Committee is responsible for, among other things, developing and recommending to the Board a set of corporate governance policies for the Company, establishing criteria for selecting new directors, and identifying, screening and recruiting new directors.  The Committee also recommends to the Board nominees for directors and recommend directors for committee membership to the Board.

Strategic Development  -  Committee

In June 2013, the Company established a Strategic Development Committee to assist our Chairman and Chief Executive Officer in strategic development and planning of the Company’s business relating to identifying potential strategic partners and the development of new IP acquisition opportunities.  The Committee also assists in capital markets related activities.  Niv Harizman is the sole member of the Strategic Development Committee.

Limitation on Liability and Indemnification Matters

Our Certificate of Incorporation limits the liability of directors to the maximum extent permitted by Delaware law.  Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability (i) for any breach of their duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law, (iii) for unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law or (iv) for any transaction from which the director derived an improper personal benefit.  Our Bylaws provide that we shall indemnify our directors, officers, employees and agents to the fullest extent permitted by law.  Our Bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in such capacity.  We currently maintain directors’ and officers’ liability insurance in the amount of $4,000,000. At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted.  We are not aware of any threatened litigation or proceeding that might result in a material claim for such indemnification.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on review of the copies of such forms furnished to us or amendments thereto, we believe that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) stockholders were complied with during 2013.

Code of Ethics

The Board of Directors has adopted a Code of Ethics that applies to its executive officers and employees.  The Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11.   EXECUTIVE COMPENSATION

The following table summarizes compensation, for the years ended December 31, 2013 and December 31, 2012, awarded to, earned by or paid to our Chief Executive Officer (“CEO”) and to each of our executive officers who received total compensation in excess of $100,000 for the year ended December 31, 2013 for services rendered in all capacities to us (collectively, the “Named Executive Officers”).

Summary Compensation Table

		Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards($)(3)	All Other Compensation($)(1)	Total($)
Corey M. Horowitz Chairman and Chief Executive Officer David C. Kahn Chief Financial Officer Jonathan Greene Executive Vice President	2013 2012 2013 2012 2013 2012	$415,000 $414,000 $139,000(4) $126,000(4) $180,000(6) $180,000(6)	$572,000(2) $585,000(2) $30,000 $30,000 $20,000 $50,000	$108,000 $27,000 $11,000 $32,000 $53,000 $64,000	— — $ 5,000 (5) $ 5,000 (5) — —	$1,095,000 $1,026,000 $ 185,000 $ 193,000 $ 253,000 $ 294,000
_____________________
(1)	We have concluded that the aggregate amount of perquisites and other personal benefits paid in 2013 and 2012 to either Mr. Horowitz, Mr. Kahn or Mr. Greene did not exceed $10,000.

(2)
Mr. Horowitz received the following cash incentive bonus payments for 2013: (i) an annual discretionary bonus of $175,000 for 2013 and (ii) royalty incentive compensation of $397,000 pursuant to his employment agreement (see “Employment Agreements-Termination of Employment and Change In-Control Arrangements” on page 44 of this Annual Report).  Mr. Horowitz received the following cash incentive bonus payments for 2012: (i) an annual bonus of $150,000 and (ii) royalty bonus compensation of $435,000 pursuant to his employment agreement.

(3)
The amounts in the “Option Awards” column represent the aggregate grant date fair value of the vested portion of the stock option awards granted to the Named Executive Officers computed in accordance with FASB ASC Topic 718.  See Note C[1] to our financial statements included in this Annual Report for a discussion of the assumptions made by the Company in determining the grant date fair value.

(4)	Consists of consulting fees paid to Mr. Kahn for his services as Chief Financial Officer.

(5)	$5,000 representing Mr. Kahn’s portion of a fee for tax services paid to an entity which is owned 50% by Mr. Kahn.

(6)
Mr. Greene became Executive Vice President of the Company in October 2013 and an employee in March 2013.  During 2012 and through February 2013, Mr. Greene was a consultant to the Company and all compensation received by Mr. Greene in 2012 was as a consultant.

Narrative Disclosure to Summary Compensation Table

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

On November 1, 2012, we entered into a new employment agreement (the “Agreement”) with Corey M. Horowitz pursuant to which he continues to serve as our Chairman and Chief Executive Officer for three successive one year terms (unless terminated by the Company) at an annual base salary of $415,000.  The Agreement established an annual target bonus of $150,000 for Mr. Horowitz based on performance criteria to be established on an annual basis by the Compensation Committee.  For the year ended December 31, 2013, Mr. Horowitz received an annual bonus of $175,000.

In connection with the Agreement, Mr. Horowitz was issued a 10-year option to purchase 500,000 shares of our common stock at an exercise price of $1.19 per share, which vests in equal quarterly amounts of 41,667 shares beginning November 30, 2012 through August 31, 2015, subject to acceleration upon a change of control.  Mr. Horowitz shall forfeit the balance of unvested shares if his employment has been terminated “For Cause” (as defined) by the Company or without "Good Reason" (as defined) by him.

Under the terms of the Agreement, Mr. Horowitz also receives incentive compensation in an amount equal to 5% of our gross royalties or other payments or proceeds (without deduction of legal fees or any other expenses) with respect to our Remote Power Patent (U.S. Patent No. 6,218,930), and a 10% net interest (gross royalties and other payments or proceeds after deduction of all legal fees and litigation expenses related to licensing of and enforcement activities, but in no event shall Mr. Horowitz receive less than 6.25% of the gross recovery) of our royalties and other payments with respect to our other patents besides the Remote Power Patent (the “Additional Patents”) actually received from licensing our patented technologies including patents owned as of the date of the Agreement and acquired or licensed on an exclusive basis during the period in which Mr. Horowitz continues to serve as an executive officer of our company (the “Incentive Compensation”).  For the year ended December 31, 2013, Mr. Horowitz earned Incentive Compensation of $397,000.  The Incentive Compensation shall continue to be paid to Mr. Horowitz for the life of each of the Company’s patents with respect to licenses entered into with third parties during Mr. Horowitz’s term of employment or at anytime thereafter, whether Mr. Horowitz is employed by the Company or not; provided, that, Mr. Horowitz’s employment has not been terminated by us “For Cause” (as defined) or terminated by Mr. Horowitz without “Good Reason” (as defined).  In the event that Mr. Horowitz’s employment is terminated by us “Other Than For Cause” (as defined) or by Mr. Horowitz for “Good Reason” (as defined), Mr. Horowitz shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) a pro-rated portion of the $150,000 target bonus provided bonus criteria have been satisfied on a pro-rated basis through the calendar quarter in which the termination occurs and (iii) accelerated vesting of all unvested options and warrants.

In the event we enter into a definitive agreement with respect to an acquisition transaction (either a merger or sale of substantially all of our assets) (an “Acquisition Transaction”), at our option exercisable at any time prior to five days before the closing of the Acquisition Transaction, upon notice to Mr. Horowitz we may elect to extinguish the right of Mr. Horowitz to receive Incentive Compensation (effective upon consummation of the Acquisition Transaction) by a lump sum payment to him at the closing of the Acquisition Transaction of an amount equal to the fair market value of such future compensation to be mutually agreed upon by us and Mr. Horowitz or, if no such mutual agreement is reached within 15 days after execution of a definitive agreement with respect to an Acquisition Transaction, an amount equal to the fair market value of such Incentive Compensation as determined by a qualified independent third party expert chosen by us which valuation shall be binding upon the parties and the cost of which will be paid by us.

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

On April 12, 2012, we entered into a letter agreement with David Kahn which amended his agreement, dated February 3, 2011, pursuant to which he continued to serve as Chief Financial Officer of the Company.  The amendment (the "Amendment") provided as follows: (i) the term of Mr. Kahn's service as Chief Financial Officer was extended until December 31, 2013; (ii) Mr. Kahn's monthly compensation was increased to $11,000 per month; and (iii) Mr. Kahn was granted a 5-year option to purchase 75,000 shares of our common stock at an exercise price of $1.40 per share (the closing price on the date of grant), which option vested over a one year period in equal quarterly amounts of 18,750 shares.

During the year ended December 31, 2013, Corey Horowitz, David Kahn and his family and Jonathan Greene exercised stock options and warrants to purchase an aggregate of 1,375,000, 175,000 and 52,500 shares, respectively, of our common stock at an exercise price of $0.68 per share with respect to 1,502,500 shares and $0.54 per share with respect to 100,000 shares.  All such options were exercised on a cashless (net exercise) basis (except for the exercise of an options to purchase 113,000 shares by Mr. Kahn and his family) by delivery of an aggregate of 496,373 and 18,497 shares of common stock, respectively, by Mr. Horowitz and Mr. Greene.  In addition, during the year ended December 31, 2013 Mr. Horowitz and Mr. Greene delivered an aggregate of 425,015 shares and 10,201 shares of common stock, respectively, with an aggregate value of $761,000 and $20,000 to fund payroll withholding taxes on exercise of such stock options.

Profit Sharing 401(k) Plan

We offer all employees who have completed a year of service (as defined) participation in a 401(k) retirement savings plan.  401(k) plans provide a tax-advantaged method of saving for retirement.  We expensed matching contributions of $33,500 and $33,000 under the 401(k) plan for the years ended December 31, 2013 and December 31, 2012, respectively.

Director Compensation

We compensate each non-management director of our company by granting to each such outside director 5-year stock options to purchase 50,000 shares of our common stock upon joining our Board and options to purchase 25,000 shares of our common stock on an annual basis.  All such options are issued at an exercise price equal to the closing price of our common stock on the date of grant.  In addition, we pay our non-management directors cash director fees of $40,000 per annum ($10,000 per quarter).  Non-management directors also receive additional cash compensation on an annual basis for serving on the following Board committees:  Audit Committee – Chairperson ($7,500) and member ($5,000) and the Chairperson and member of each of the Compensation Committee and Nominating and Corporate Governance Committee receive annual fees of $3,750 and $2,500, respectively.

In consideration for serving as the sole member of our Strategic Development Committee, in June 2013 we issued to Niv Harizman a 5-year option to purchase 300,000 shares of our common stock, at an exercise price of $1.88 per share, which option vested 100,000 shares on the date of grant and will vest 100,000 shares on each of the first and second anniversary from the grant date.

Laurent Ohana resigned from our board of directors on August 9, 2013.  In connection with his resignation, he agreed to provide consulting services to us for a four month period through December 9, 2013 for which he was paid $20,000.  In addition, we agreed that all of Mr. Ohana’s unvested options (12,500 shares) became vested in full upon his resignation.

The following table sets forth the compensation awarded to, earned by or paid to all persons who served as members of our board of directors (other than our Named Executive Officers) during the year ended December 31, 2013.  No director who is also a Named Executive Officer received any compensation for services as a director in 2013.

Name	Option Awards(2) (3) ($)	Fees earned or paid in cash ($)(1)	All other compensation ($)	Total ($)
Emanuel Pearlman	$ 21,000	$50,000	—	$ 71,000
Niv Harizman	$ 107,000	$46,250	—	$ 153,250
Allison Hoffman	$ 32,000	$45,620	—	$ 77,620
Laurent Ohana	$ 15,000	$33,750	$20,000(4)	$ 68,750
___________________________

(1)	Represents director's fees payable in cash to each non-management director of $10,000 per quarter (or $40,000 per annum) for 2013 plus cash fees for serving on Board committees.

(2)
The amounts included in the “Option Awards” column represent the grant date fair value of stock option awards (vested) to directors, computed in accordance with FASB ASC Topic 718.  For a discussion of valuation assumptions see Note C[1] to our Financial Statements included in this Annual Report.

(3)
The aggregate grant date fair values for 2013 calculated in accordance with FASB ASC Topic 718 reflect the following: (i) 5-year options to purchase 25,000 shares of our common stock granted to each of Emanuel Pearlman, Laurent Ohana, Niv Harizman and Allison Hoffman on January 24, 2013 at an exercise price of $1.19 per share which options vested over a one year period in equal quarterly amounts and (ii) a 5-year options to purchase 300,000 shares of our common stock granted to Niv Harizman on June 19, 2013, at an exercise price of $1.88 per share, which option vested 100,000 shares on the date of grant and 100,000 shares on each of the first and second anniversary from the grant date.  The aggregate number of option awards outstanding at December 31, 2013 for each director was as follows: Mr. Pearlman – options to purchase 100,000 shares; Mr. Harizman – options to purchase 375,000 shares; and Ms. Hoffman options to purchase 75,000 shares.

(4)	Includes $20,000 of consulting fees paid to Mr. Ohana in 2013 following his resignation as a director.

Outstanding Equity Awards at December 31, 2013

The following table sets forth information relating to unexercised and outstanding options for each Named Executive Officer as of December 31, 2013:

	Number of Securities Underlying Unexercised Options
Name	Exercisable		Unexercisable		Option Exercise Price ($)		Option Expiration Date
Corey M. Horowitz Chairman and CEO	208,335	(1)	291,665	(1)		$1.19	11/01/22
	750,000		—			$0.83	6/08/19
	400,000		—			$0.68	11/26/14
	1,100,000		—			$0.25	11/26/14
	10,000		—			$0.68	6/22/14
	7,500		—			$0.68	10/25/14

David Kahn	75,000		—			$1.40	4/12/17
Chief Financial Officer	100,000		—			$1.59	2/03/16

Jonathan Greene Executive Vice President	75,000 150,000		— —		$ $	0.68 0.90	2/02/14 4/16/15
	240,000		—			$1.60	3/10/16
______________________

(1)	41,667 shares vest on a quarterly basis beginning November 30, 2012 through August 31, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 1, 2014 for (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our executive officers and directors as a group.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(1)	PERCENTAGE OF COMMON STOCK BENEFICIALLY OWNED(2)

Corey M. Horowitz(3)	7,741,676	27.4%
CMH Capital Management Corp(4)	2,171,372	8.4%
Steven D. Heinemann (5)	2,877,378	11.2%
Goose Hill Capital LLC(6)	2,292,145	8.9%
Looking Glass LLC(7)	1,750,000	6.8%
Barry Rubenstein(8)	1,534,583	6.0%
Jonathan Auerbach(9)	1,494,182	5.8%
Hound Partners Offshore Fund, L.P.(10)	1,366,230	5.3%
Emigrant Capital Corporation (11)	1,312,500	5.1%
Jonathan E. Greene(12)	440,736	1.7%
David C. Kahn(13)	294,290	1.1%
Niv Harizman(14)	187,043	*
Emanuel Pearlman(15)	100,000	*
Allison Hoffman(16)	75,000	*
All officers and directors as a group (6 Persons)	8,838,745	30.3%
_____________________________________

    *          Less than 1%.

(1)
Unless otherwise indicated, we believe that all persons named in the above table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.  Unless otherwise indicated the address for each listed beneficial owner is c/o Network-1 Technologies, Inc., 445 Park Avenue, Suite 1020, New York, New York 10022.

(2)
A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 1, 2014 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and other convertible securities held by such person (but not those held by any other person) and which are exercisable or convertible within 60 days from March 1, 2014 have been exercised and converted.  Assumes a base of 25,757,982 shares of our common stock outstanding.

(3)
Includes (i) 2,640,292 shares of common stock held by Mr. Horowitz, (ii) 2,517,500 shares of common stock subject to currently exercisable stock options held by Mr. Horowitz, (iii) 2,171,372 shares of common stock held by CMH Capital Management Corp., an entity solely owned by Mr. Horowitz, (iv) 67,471 shares of common stock owned by Donna Slavitt, the wife of Mr. Horowitz, (v) an aggregate of 342,750 shares of common stock held by two trusts and a custodian account for the benefit of Mr. Horowitz’s three children and (vii) 2,291 shares of common stock held by Horowitz Partners, a general partnership of which Mr. Horowitz is a partner.  Does not include 250,000 shares of common stock subject to options which are not currently exercisable within 60 days of the date hereof.

(4)
Includes 2,171,372 shares of common stock.  Corey M. Horowitz, by virtue of being the sole officer, director and shareholder of CMH Capital Management Corp., has the sole power to vote and dispose of the shares of common stock owned by CMH Capital Management Corp.

(5)
Includes 585,233 shares of common stock owned by Mr. Heinemann and 2,292,145 shares of common stock owned by Goose Hill Capital LLC.  Goose Hill Capital LLC is an entity in which Mr. Heineman is the sole member.  Mr. Heinemann, by virtue of being the sole member of Goose Hill Capital LLC, has the sole power to vote and dispose of the shares owned by Goose Hill Capital LLC. The aforementioned beneficial ownership is based upon a Form 4 filed by Mr. Heinemann with the Securities and Exchange Commission on January 15, 2014 and Amendment No. 2 to Schedule 13(G) filed by Mr. Heinemann and Goose Hill Capital LLC with the Securities and Exchange Commission on February 10, 2014.  The address for Mr. Heinemann is 106 Goose Hill Road, Cold Spring Harbor, New York 11724.

(6)
Includes 2,292,145 shares of common stock. Steven D. Heinemann, by virtue of being the sole member of Goose Hill Capital LLC, has the sole power to vote and dispose of the shares owned by Goose Hill Capital LLC. The aforementioned beneficial ownership is based upon a Form 4 filed by Mr. Heinemann with the Securities and Exchange Commission on January 15, 2014 and Amendment No. 2 to Schedule 13(G) filed by Mr. Heinemann and Goose Hill Capital LLC with the Securities and Exchange Commission on February 10, 2014.  The address for Goose Hill Capital LLC is 106 Goose Hill Road, Cold Spring Harbor, New York 11724.

(7)
Includes 1,750,000 shares of common stock subject to currently exercisable warrants held by Looking Glass LLC (formerly Mirror Worlds, LLC).  Plainfield Special Situations Master Fund Limited is the sole member of Looking Glass LLC and therefore may be deemed to have beneficial ownership of, and the power to vote and dispose of, the shares of common stock beneficially owned by Looking Glass LLC.  Max Holmes, by virtue of his position as the manager of Plainfield Special Situations Master Fund Limited, may also be deemed to beneficially own, and have the power to vote and dispose of such shares of common stock.  The aforementioned information is based upon Amendment No. 3 to Schedule 13D jointly filed by Looking Glass LLC, Plainfield Special Situations Master Fund Limited and Max Holmes with the Securities and Exchange Commission on January 31, 2014.  The address of Looking Glass LLC is 60 Arch Street, 2nd floor, Greenwich, Connecticut 06830.

(8)
Includes (i) 150,011 shares of common stock held by Mr. Rubenstein, (ii) 10,000 shares of common stock subject to currently exercisable stock options held by Mr. Rubenstein, and (iii) 584,224, 479,983, 309,316 and 1,049 shares of common stock held by Woodland Venture Fund, Seneca Ventures, Woodland Partners and Marilyn Rubenstein, respectively.  The aforementioned beneficial ownership by Mr. Rubenstein is based upon Amendment No. 10 to Schedule 13D jointly filed by Mr. Rubenstein and related parties with the Securities and Exchange Commission on November 1, 2013.  Barry Rubenstein is a general partner of Woodland Venture Fund, Seneca Ventures and Woodland Partners. Woodland Services Corp. is a general partner of Woodland Venture Fund and Seneca Ventures and, by virtue of such position, may be deemed to have shared power to vote and dispose of the shares held by Woodland Venture Fund and Seneca Ventures.  Marilyn Rubenstein is the wife of Barry Rubenstein.  Barry Rubenstein, by virtue of being a General Partner of Woodland Venture Fund, Seneca Ventures and Woodland Partners, and the husband of Marilyn Rubinstein, may be deemed to have shared power to vote and dispose of the shares held by Woodland Venture Fund, Seneca Ventures, Woodland Partners and Marilyn Rubinstein.  The address of Barry Rubenstein is 68 Wheatley Road, Brookville, New York 11545.

(9)
Includes (i) 127,952 shares of common stock owned by Hound Partners LLC, and (ii) 1,366,230 shares of common stock held by Hound Partners Offshore Fund, LP.  Jonathan Auerbach is the managing member of Hound Performance, LLC and Hound Partners, LLC.  Hound Performance, LLC is the general partner of Hound Partners Offshore Fund, L.P.  Hound Partners, LLC is the investment manager of Hound Partners Offshore Fund, L.P.  The shares may be deemed to be beneficially owned by Hound Partners LLC and Jonathan Auerbach. The shares held by Hound Partners Offshore Fund, L.P. may also be deemed to be beneficially owned by Hound Performance, LLC. The aforementioned beneficial ownership is based in part upon Amendment No. 5 to Schedule 13G jointly filed by Hound Partners, LLC, Hound Performance, LLC, Jonathan Auerbach and Hound Partners Offshore Fund, LP with the Securities and Exchange Commission on February 13, 2014.  Jonathan Auerbach, by virtue of being the managing member of Hound Performance, LLC and Hound Partners, LLC, has the shared power to vote and dispose of the shares held by Hound Partners, LLC and Hound Partners Offshore Fund, LP. Hound Performance, LLC, by virtue of being the general partner of Hound Partners Offshore Fund L.P., has shared power to vote and dispose of the shares owned by Hound Partners Offshore Fund, LP.

(10)
Includes 1,366,230 shares of common stock owned by Hound Partners Offshore Fund, LP.  Jonathan Auerbach and Hound Performance, LLC, by virtue of being the managing member and general partner of Hound Partners Offshore Fund, LP, respectively, have shared power to vote and dispose of securities held by Hound Partners Offshore Fund, L.P.

(11)
Includes 1,312,500 shares of common stock owned by Emigrant Capital Corporation.  Emigrant Capital Corporation (“Emigrant Capital”) is a wholly-owned subsidiary of Emigrant Savings Bank (“ESB”), which is a wholly-owned subsidiary of Emigrant Bancorp, Inc. (“EBI”) which is a wholly-owned subsidiary of New York Private Bank & Trust Corporation (“NYPBTC”).  The Paul Milstein Revocable 1998 Trust (the “Trust”) owns 100% of the voting stock of NYPBTC.  ESB, EBI, NYPBTC and the Trust each may be deemed to be the beneficial owner of the shares of common stock held by Emigrant Capital.  The aforementioned is based upon a Schedule 13G/A filed jointly by Emigrant Capital, ESB, EBI, NYPBTC, the Trust and others with the Securities and Exchange Commission on January 12, 2005.  Howard Milstein, by virtue of being an officer of New York Private Bank and Trust Corporation and trustee of the Paul Milstein Revocable 1998 Trust, both indirect owners of Emigrant Capital, may be deemed to have sole power to vote and dispose of the securities owned by Emigrant Capital.  The address of Emigrant Capital Corporation is 6 East 43rd Street, 8th Floor, New York, New York 10017.

(12)	Includes 50,736 shares of common stock and 390,000 shares of common stock subject to currently exercisable options issued to Mr. Greene.

(13)
Includes (i) 16,000 shares of common stock owned by Mr. Kahn, (ii) 82,000 shares of common stock owned by Stephanie Kahn, a daughter of David Kahn, (iii) 21,290 shares of common stock owned by Rebecca Kahn, also a daughter of David Kahn and (iv) 175,000 shares of common stock subject to currently exercisable stock options owned by Mr. Kahn.

(14)
Includes 12,043 shares of common stock and 175,000 shares of common stock subject to currently exercisable options issued to Mr. Harizman.  Does not include options to purchase 200,000 shares of common stock which are not currently exercisable.

(15)	Includes 100,000 shares of common stock subject to currently exercisable stock options issued to Mr. Pearlman.

(16)	Includes 75,000 shares of common stock subject to currently exercisable options issued to Ms. Hoffman.

The Equity Compensation Plan information presented on page 29 of this Annual Report is incorporated herein in its entirety.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Since the last two fiscal years there were no transactions with related persons requiring disclosure under Item 404 of Regulation S-K under the Securities Act.

Review, Approval or Ratification of Transactions with Related Persons

Upon establishment of an Audit Committee in January 2013, the Audit Committee assumed responsibility for reviewing and approving related-persons transactions in accordance with its charter (prior to 2013 the Board of Directors had such responsibility).  A related person is any executive officer, director, nominee for director or more than 5% stockholder of the Company, including immediate family members, and any entity owned or controlled by such persons.  In addition, pursuant to our Code of Ethics, all of our officers and employees are to avoid conflicts of interest and to refrain from taking part or exercising influence in any transaction in which such party’s personal interest may conflict with the best interest of the Company. Except for provisions of the Audit Committee Charter, there are no written procedures governing review of related-persons transactions.

Director Independence

Three of our five directors, Emanuel Pearlman, Niv Harizman and Allison Hoffman, are considered independent directors based upon the standard of independence adopted by the Board of Directors as promulgated under Rule 803A of the Company Guide of NYSE AMEX ("NYSE").  While our shares are not listed on the NYSE, our Board has adopted its independence rules in making its determination of director independence.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Radin, Glass & Co., LLP, our Company’s independent accountant, billed us aggregate fees of approximately $74,500 and $67,000 for the years ended December 31, 2013 and December 31, 2012, respectively, for review of financial statements included in our Form 10-Q's and for other services in connection with statutory or regulatory filings for the year ended December 31, 2013, and for the audit of our annual financial statements for the years ended December 31, 2013 and December 31, 2012.

Audit Related Fees, Tax Fees and All Other Fees

Radin, Glass & Co., LLP did not render any other professional service (other than those discussed above for the years ended December 31, 2013 or December 31, 2012) except for income tax consulting for which Radin, Glass Co., LLP billed us approximately $3,500 for the year ended December 31, 2013 and $5,500 for the year ended December 31, 2012.

Audit Committee Pre-Approval Policies and Procedures

Our audit committee charter adopted in January 2013, provides that our audit committee must comply with SEC rules to maintain auditor independence as set forth in Rule 2-01(c)(7)(i) of Regulation S-X.  All the services above were approved in advance by our Board of Directors.

NETWORK-1 TECHNOLOGIES, INC.

Index to Financial Statements

NETWORK-1 TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Network-1 Technologies, Inc.

We have audited the accompanying balance sheets of Network-1 Technologies, Inc. as of December 31, 2013 and 2012 and the related statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Network-1 Technologies, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Radin, Glass & Co., LLP

New York, New York
March 21, 2014

NETWORK-1 TECHNOLOGIES, INC.

Balance Sheets

	December 31,
	2013	2012

CURRENT ASSETS:
Cash and cash equivalents	$18,938,000	$21,983,000
Marketable securities	530,000	547,000
Royalty receivables	814,000	775,000
Other current assets	276,000	222,000

Total Current Assets	20,558,000	23,527,000

OTHER ASSETS:
Deferred tax asset	5,659,000	6,194,000
Patent, net of accumulated amortization	5,136,000	65,000
Other investments	196,000	—
Security deposits	19,000	19,000

Total Other Assets	$11,010,000	6,278,000

TOTAL ASSETS	$31,568,000	$29,805,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$136,000	$232,000
Accrued expenses	628,000	593,000

TOTAL LIABILITIES	764,000	825,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, $0.01 par value; authorized 50,000,000 shares; 25,854,548 and 25,392,269 issued and outstanding at December 31, 2013 and December 31, 2012, respectively	259,000	254,000

Additional paid-in capital	61,129,000	58,046,000

Accumulated deficit	(30,553,000)	(29,306,000)
Other comprehensive income (loss)	(31,000)	(14,000)

TOTAL STOCKHOLDERS’ EQUITY	30,804,000	28,980,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,568,000	$29,805,000

See notes to condensed financial statements

NETWORK-1 TECHNOLOGIES, INC.

Statements of Income and Comprehensive Income

	Years Ended December 31,
	2013	2012
ROYALTY REVENUE	$8,017,000	$8,698,000

COST OF REVENUE	2,359,000	2,602,000

GROSS PROFIT	5,658,000	6,096,000

OPERATING EXPENSES:
General and administrative	2,735,000	2,438,000
Depreciation and Amortization	1,008,000	9,000
Non-cash compensation	390,000	316,000
TOTAL OPERATING EXPENSES	4,133,000	2,763,000

OPERATING INCOME	1,525,000	3,333,000
OTHER INCOME (EXPENSES):
Interest income, net	36,000	39,000

INCOME BEFORE INCOME TAXES	1,561,000	3,372,000

INCOME TAXES (BENEFIT):
Current	10,000	37,000
Deferred	535,000	709,000
Total Income Taxes (Benefits)	545,000	746,000

NET INCOME	$1,016,000	$2,626,000

Net Income Per Share
Basic	$0.04	$.10
Diluted	$0.04	$.09

Weighted average common shares outstanding
Basic	25,589,238	25,744,330
Diluted	27,954,685	28,472,753

NET INCOME	$1,016,000	$2,626,000

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain (loss) arising during the period	(17,000)	(9,000)

COMPREHENSIVE INCOME	$999,000	$2,617,000

See notes to condensed financial statements

NETWORK-1 TECHNOLOGIES, INC.

Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 2013 and 2012

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity

Balance – December 31, 2011	25,037,518	$250,000	$57,728,000	$(30,575,000)	$(5,000)	$27,398,000
Granting of options	—	—	316,000	—	—	316,000
Proceeds from exercise of options and warrants	1,441,268	14,000	2,000	—	—	16,000
Value of shares delivered to fund withholding taxes	(350,160)	(3,000)	—	(484,000)	—	(487,000)
Treasury stock purchased and retired	(736,357)	(7,000)	—	(873,000)	—	(880,000)
Unrealized gain (loss) on bonds	—	—	—	—	(9,000)	(9,000)
Net income	—	—	—	2,626,000	—	2,626,000
Balance – December 31, 2012	25,392,269	$254,000	$58,046,000	$(29,306,000)	$(14,000)	$28,980,000
Granting of options	—	—	390,000	—	—	390,000
Shares and warrants issued in connection with patent acquisitions	403,226	4,000	1,612,000	—	—	1,616,000
Proceeds from exercise of options and warrants	1,581,142	16,000	1,081,000	—	—	1,097,000
Value of shares delivered to fund withholding taxes	(435,216)	(4,000)	—	(777,000)	—	(781,000)
Treasury stock purchased and retired	(1,086,872)	(11,000)	—	(1,486,000)	—	(1,497,000)
Unrealized gain (loss) on bonds	—	—	—		(17,000)	(17,000)
Net income	—	—	—	1,016,000	—	1,016,000
Balance – December 31, 2013	25,854,549	$259,000	$61,129,000	$(30,553,000)	$(31,000)	$30,804,000

See notes to condensed financial statements

NETWORK-1 TECHNOLOGIES, INC.

Statements of Cash Flows

	Years Ended December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,016,000	$2,626,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of Patents	1,008,000	9,000
Stock-based compensation	390,000	316,000
Non-cash royalty revenue	(70,000)	—
Source (use) of cash from changes in operating assets and liabilities:
Royalty receivables	(39,000)	(15,000)
Other current assets	(54,000)	(16,000)
Deferred tax asset	535,000	709,000
Accounts payable and accrued expenses	(61,000)	(956,000)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,725,000	2,673,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of patents and other assets	(4,463,000)	—
Investments	(126,000)	—

NET CASH USED IN INVESTING ACTIVITIES	(4,589,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares delivered to fund withholding taxes	(781,000)	(487,000)
Repurchase of treasury stock	(1,497,000)	(880,000)
Proceeds from exercises of options and warrants	1,097,000	16,000

NET CASH (USED IN) FINANCING ACTIVITIES	(1,181,000)	(1,351,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,045,000)	1,322,000

CASH AND CASH EQUIVALENTS, Beginning	21,983,000	20,661,000

CASH AND CASH EQUIVALENTS, Ending	$18,938,000	$21,983,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the years for:
Interest	—	—
Taxes	$352,000	$266,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of shares and warrants issued to purchase patents	$1,616,000	—

See notes to condensed financial statements

NETWORK-1 TECHNOLOGIES, INC.

Notes to Financial Statements
December 31, 2013 and 2012

Note A - The Company

Network-1 Technologies, Inc. (the “Company”) is engaged in the development, licensing and protection of its intellectual property assets.  The Company presently owns twenty-two (22) patents that relate to various technologies including patents covering (i) the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) enabling technology for identifying media content on the Internet and taking further action to be performed based on such identification including, among others, the insertion of advertising and the facilitation of the purchase of goods and services related to such content; and (iv) systems and methods for the transmission of audio, video and data over computer and telephony networks in order to achieve high quality of service (QoS). The Company’s strategy is to pursue licensing and strategic alliances with companies in industries that manufacture and sell products that make use of the technologies underlying the Company’s intellectual property as well as with other users of the technologies who benefit directly from the technologies including corporate entities and educational institutions.  The Company has been actively engaged in licensing its remote power patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the “Remote Power Patent”).  The Company has entered into sixteen (16) license agreements with respect to its Remote Power Patent.  The Company’s current strategy includes continuing to pursue licensing opportunities for its Remote Power Patent and efforts to monetize two patent portfolios (the Cox and Mirror Worlds patent portfolios) acquired by the Company in 2013 (See Note D[2] hereof).  The Company continually reviews opportunities to acquire or license additional intellectual property.  In addition, the Company may enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary, Mirror Worlds Technologies, LLC (a single member LLC).

Note B –Summary of Significant Accounting Policies

[1]	Cash and cash equivalents:

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Cash and cash equivalents as of December 31 are composed of:

	2013	2012

Cash	$1,903,000	$1,444,000
Money market fund	17,035,000	20,539,000
Total	$18,938,000	$21,983,000

[2]	Marketable securities

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

The Company recognizes revenue received from the licensing of its intellectual property in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB No. 104") and related authoritative pronouncements.  Under this guidance, revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the license agreement, (iii) amounts are fixed or determinable and (iv) collectability of amounts is reasonably assured.  One licensee (Cisco Systems, Inc. and affiliate) constituted approximately 77% of the Company’s revenue for each of the years ended December 31, 2013 and 2012.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Financial Statements
December 31, 2013 and 2012

Note B – Summary of Significant Accounting Policies  (continued)

[4]	Patents:

The Company owns patents that relate to various computing, telecommunications and data networking and Internet related technologies.  The Company capitalizes the costs associated with acquisition, registration and maintenance of the patents and amortizes these assets over their remaining useful lives, ranging from three (3) years to fifteen (15) years, on a straight-line basis.
[5]	Impairment of long-lived assets:

Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.  Accordingly, the Company records impairment losses on long-lived assets used in operations or expected to be disposed of when indicators of impairment exist and the undiscounted cash flows expected to be derived from those assets are less than carrying amounts of those assets.  At December 31, 2013 and 2012, there was no impairment to the Company's patents.

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

[7]	Earnings (Loss) Per Share:

Basic Earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of outstanding common shares during the period.  Diluted per share data included the dilutive effects of options, warrants and convertible securities.  Potential shares of 6,782,500 and 5,832,500 at December 31, 2013 and 2012, respectively, consisted of options and warrants.  Computations of basic and diluted weighted average common shares outstanding are as follows:

	2013	2012

Weighted-average common shares outstanding - basic	25,589,238	25,744,330

Dilutive effect of options and warrants	2,365,447	2,728,423

Weighted-average common shares outstanding - diluted	27,954,685	28,472,753

Options and Warrants excluded from the computation of diluted income (loss) per share because the effect of inclusion would have been anti-dilutive	4,417,053	3,104,077

NETWORK-1 TECHNOLOGIES, INC.

Notes to Financial Statements
December 31, 2013 and 2012

Note B – Summary of Significant Accounting Policies  (continued)

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

The Company accounts for its stock-based compensation at fair value estimated on the grant date using the Black-Scholes option pricing model. See Note C[1] for further discussion of the Company’s stock-based compensation.

[11]	Allowance for Doubtful Accounts:

The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to their expected net realizable value.  There was no allowance for doubtful accounts at December 31, 2013 and 2012.

[12]	Fair Value Measurements:

Accounting Standard Codification (“ASC”) Topic 820 (“ASC 820”) utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

●	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities;
●
Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

●	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Financial Statements
December 31, 2013 and 2012

Note B – Summary of Significant Accounting Policies  (continued)

The Company’s financial assets subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value as of	Fair Value Measurements at December 31, 2013 Using Fair Value Hierarchy
	December 31, 2013	Level 1	Level 2	Level 3
Cash and cash equivalents	$18,938,000	$18,938,000	$—	$—
Corporate bond	530,000	—	530,000	—
Total	$19,468,000	$18,938,000	$530,000	$—

	Fair Value as of	Fair Value Measurements at December 31, 2012 Using Fair Value Hierarchy
	December 31, 2012	Level 1	Level 2	Level 3
Cash and cash equivalents	$21,983,000	$21,983,000	$—	$—
Corporate bond	547,000	—	547,000	—
Total	$22,530,000	$21,983,000	$547,000	$—

[13]	Subsequent event evaluation:

The Company has evaluated subsequent events from the balance sheet date through the issuance date of the financial statements and has determined that there are no such events that would have a material impact on the financial statements.

[14]	Recently issued accounting standards:

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operation Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”  ASU No. 2013-11 is a new accounting standard on the financial statement presentation of unrecognized tax benefits.  The new standard provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed.  The new standard becomes effective for the Company on January 1, 2014 and will be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted.  Adoption of the guidance will not have a material impact on the Company’s financial statements.

In February 2013, the FASB issued updated guidance that amends the reporting of amounts reclassified out of accumulated other comprehensive income (“AOCI”). These amendments do not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, the guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component, either on the face of the financial statement where net income is presented or in the notes to the financial statements. This guidance is effective for fiscal periods beginning after December 15, 2012, and is to be applied prospectively. The Company complied with this guidance as of January 1, 2013, and the adoption of the guidance has not had a material impact on the Company’s financial statements.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Financial Statements
December 31, 2013 and 2012

Note B – Summary of Significant Accounting Policies  (continued)

[15]	INVESTMENT IN LIFESTREAMS

In May 2013, as part of the acquisition of the Mirror Worlds patent portfolio (See Note D[2] hereof), the Company acquired from Mirror Worlds, LLC 250,000 shares of common stock of Lifestreams Technologies Corporation (“Lifestreams”), a company engaged in the development of next generation applications and methodologies designed to organize and display digital data.  In addition, in July 2013 the Company made an additional investment of $50,000 in Lifestreams as part of a financing and received 123,456 shares of Series A preferred stock and, as part of an amended license agreement between the Company’s subsidiary and Lifestreams, the Company received a warrant to purchase 7.5% of the then outstanding shares of common stock of Lifestreams on a fully diluted basis (post-financing).  The warrant is valued at $70,000 based on the Black-Scholes option model and recorded as non-cash royalty income.  Since the investment in Lifestreams does not have a readily determinable fair value, such investment was recorded utilizing the cost-method.  At December 31, 2013, the Company’s investment in Lifestreams consists of the following:

	Number of Shares	Value
Common Stock	250,000	$76,000
Series A Preferred Stock	123,456	50,000
Warrants	1,305,000	70,000
		$196,000

NETWORK-1 TECHNOLOGIES, INC.

Notes to Financial Statements
December 31, 2013 and 2012

Note C - Stockholders' Equity

[1]	Stock options:

On October 9, 2013, the Company’s 2013 Stock Incentive Plan (“2013 Plan”) was approved by the Company’s stockholders (previously approved by the Company’s Board of Directors on August 7, 2013).  The 2013 Plan provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock, (d) stock appreciation rights, and (e) other stock-based awards.  Awards under the 2013 Plan may be granted singly, in combination, or in tandem.  Subject to standard anti-dilution adjustments as provided in the 2013 Plan, the 2013 Plan provides for an aggregate of 2,600,000 shares of the Company’s common stock to be available for distribution pursuant to the 2013 Plan.  The Compensation Committee will generally have the authority to administer the 2013 Plan, determine participants who will be granted awards under the 2013 Plan, the size and types of awards, the terms and conditions of awards and the form and content of the award agreements representing awards.  Awards under the 2013 Plan may be granted to employees, directors and consultants of the Company and its subsidiaries.

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

At December 31, 2013, no awards had been made under the 2013 Stock Incentive Plan, options to purchase 417,500 shares were outstanding under the 1996 Plan and options to purchase 3,865,000 shares of common stock were outstanding representing option grants outside of the 2013 Plan and the 1996 Plan.

The fair value of options on the date of grant is estimated using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	Year Ended
	December 31,
	2013	2012

Risk-free interest rates	0.78% - 1.24%	0.71% - 1.75%
Expected option life in years	5 years	5 years – 10 years
Expected stock price volatility	43.54% - 44.31%	43.54% - 45.86%
Expected dividend yield	0.00%	0.00%

NETWORK-1 TECHNOLOGIES, INC.

Notes to Financial Statements
December 31, 2013 and 2012

Note C - Stockholders' Equity (continued)

The weighted average fair value of the options, on the option grant date during the years ended December 31, 2013 and 2012 was $0.68 and $0.59 per share, respectively.

The following table summarizes stock option activity for the years ended December 31:

	2013		2012
		Weighted		Weighted
		Average		Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price

Options outstanding at beginning of year	5,582,500	$0.78	7,208,070	$0.69
Granted	400,000	$1.71	925,000	$1.24
Cancelled/expired/exercised	(1,700,000)	$0.67	(2,550,570)	$0.66

Options outstanding at end of year	4,282,500	$0.91	5,582,500	$0.78

Options exercisable at end of year	3,790,834	$0.84	4,826,250	$0.71

During the years ended December 31, 2013 and 2012, the Company granted stock options to purchase an aggregate of 400,000 and 925,000 shares of its common stock, respectively, to its officers, directors and consultants.  The fair value of these options based on the Black-Scholes option-pricing model amounted to $271,000 and $549,000, respectively, for the 2013 and 2012 grants.  The Company recorded non-cash compensation of $123,000 and $141,000 for the vesting portion of these options for the years ended December 31, 2013 and 2012, respectively.  The Company also recognized non-cash compensation of $265,000 and $157,000 in 2013 and 2012, respectively, for the options that were granted in prior years but vested in 2013 and 2012.

During the year ended December 31, 2013, options to purchase an aggregate of 1,402,500 shares of the Company’s common stock were exercised (primarily on a cashless or net exercise basis) at prices ranging from $0.54 per share to $1.35 per share, resulting in cash proceeds to the Company of $72,000.  As most of these options were exercised on a cashless (net exercise) basis, an aggregate of 679,401 net shares of common stock were issued.  In addition, during the year ended December 31, 2013 an aggregate of 381,741 shares were delivered by the Company’s Chief Executive and Executive Vice President with a value of $690,000 to fund payroll withholding taxes on exercise.

During the year ended December 31, 2012, options to purchase an aggregate of 2,478,070 shares of the Company's common stock were exercised at prices of between $0.14 and $0.68 per share, for total cash proceeds to the Company of $16,000.  As most of these options were exercised on a cashless (net exercise)  basis, 962,537 shares of common stock were issued.  In addition, during the year ended December 31, 2012 an aggregate of 350,100 shares were delivered by the Company’ Chief Executive Officer with a value of $486,000 to fund payroll withholding taxes on exercise.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Financial Statements
December 31, 2013 and 2012

Note C- Stockholders’ equity (continued)

The following table presents information relating to all stock options outstanding and exercisable at December 31, 2013:

Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Options	Exercise	Life in	Options	Exercise
Price	Outstanding	Price	Years	Exercisable	Price

$0.25 - $1.88	4,282,500	$0.91	3.30	3,790,834	$ 0.84

[2]	Warrants:

As of December 31, 2013, the following are the outstanding warrants to purchase shares of the Company's common stock:

Number of	Exercise
Warrants	Price	Expiration Date

1,125,000	$2.10	May 21, 2018
1,125,000	$1.40	May 21, 2018
125,000	$2.10	July 26, 2018
125,000	$1.40	July 26, 2018
2,500,000

The outstanding warrants at December 31, 2013 pertain to 5-year warrants issued in connection with the Company’s (through Mirror Worlds Technologies, LLC, its wholly-owned subsidiary) purchase of the patent portfolio owned by Mirror Worlds, LLC in May 2013 (See Note D[2]).  Such warrants include warrants to purchase an aggregate of 1,750,000 shares of common stock (875,000 shares at $2.10 per share and 875,000 shares at $1.40 per share) owned by Looking Glass LLC (formerly Mirror Worlds, LLC) and warrants to purchase an aggregate of 750,000 shares (375,000 shares at $2.10 per share and 375,000 shares at $1.40 per share) owned by Recognition Interface, LLC.

On October 7, 2013, warrants to purchase 250,000 shares of the Company’s common stock were exercised (on a cashless basis) by the Company’s Chairman and Chief Executive Officer and 53,475 shares were delivered to satisfy withholding taxes (with a value of $91,000) which resulted in a net issuance of 96,525 shares of common stock.

On July 22, 2013, warrants, issued in connection with the Company’s purchase of the patent portfolio of Mirror Worlds, LLC (described above), to purchase an aggregate of 500,000 shares of common stock were exercised by Abacus & Associates, Inc., at a price of $2.05 per share or aggregate proceeds to the Company of $1,025,000 (see Note D[2]).

During the year ended December 31, 2012, warrants to purchase an aggregate of 300,000 shares of the Company's common stock were exercised (on a cashless basis) by an affiliated entity of the Company’s Chairman and Chief Executive Officer, which resulted in a net issuance of 128,572 shares of common stock.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Financial Statements
December 31, 2013 and 2012

Note D - Commitments and Contingencies

[1]	Legal fees:

Dovel & Luner, LLP provides legal services to the Company with respect to its patent litigation commenced in May 2013 against Apple, Inc., Microsoft, Inc. and other major vendors of document system software and computer systems in the United States District Court of Texas, Tyler Division for infringement of U.S. Patent No. 6,006,227.  The terms of the Company’s agreement with Dovel & Luner LLP provide for legal fees on a contingency basis ranging from 25% to 40% of the net recovery (after deduction of expenses) depending upon the stage of proceeding in which a result (settlement or judgment) is achieved, subject to certain agreed upon contingency fee caps depending upon the amount of the net recovery.  The Company is responsible for a certain portion of the expenses incurred with respect to the litigation.

Dovel & Luner, LLP provides legal services to the Company with respect to the Company’s pending patent litigation filed in September 2011 against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler (see Note I[2]).  The terms of the Company’s agreement with Dovel & Luner LLP essentially provides for legal fees on a full contingency basis ranging from 12.5% to 35% (with certain exceptions) of the net recovery (after deduction for expenses) depending on the stage of the preceding in which a result (settlement or judgment) is achieved.  For the year ended December 31, 2013 and December 31, 2012, the Company incurred legal fees and expenses of $206,000 and $344,000, respectively, with respect to the litigation.

Dovel & Luner, LLP provided legal services to the Company with respect to the Company’s patent litigation settled in July 2010 against several major data networking equipment manufacturers.  (see Note I[3]).  The terms of the Company’s agreement with Dovel & Luner, LLP provided for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of up to 24% (based on the settlement being achieved at the trial stage) including legal fees of local counsel in Texas.  With respect to royalty payments payable quarterly by Cisco in accordance with the Company’s settlement and license agreement with Cisco (See Note I[3]),the Company has an obligation to pay Dovel & Luner 24% of such royalties received after expenses).  During the years ended December 31, 2013 and 2012, total contingency fees incurred to Dovel & Luner, LLP (including local counsel) approximated $1,611,000 and $1,726,000, respectively.

With respect to the Company’s litigation against D-Link, which was settled in May 2007, the Company utilized the services of Blank Rome, LLP, on a full contingency basis.  In accordance with the Company’s contingency fee agreement with Blank Rome LLP, once the Company recovers its expenses related to the litigation (which was recovered in the first quarter of 2013), the Company is obligated to pay legal fees to Blank Rome LLP equal to 25% of the royalty revenue received by the Company from its license agreement with D-Link.  During the year ended December 31, 2013, the Company incurred legal fees to Blank Rome of $41,000.

[2]	Patent Acquisitions:

On February 28, 2013, the Company completed the acquisition of four (4) patents (as well as a pending patent application) from Dr. Ingemar Cox, a technology leader in digital watermarking content identification, digital rights management and related technologies, for a purchase price of $1,000,000 in cash and 403,226 shares of the Company’s common stock.  In addition, the Company is obligated to pay Dr. Cox 12.5% of the net proceeds (after deduction of expenses) generated by the Company from licensing, sale or enforcement of the patents.  Since the acquisition of the patent portfolio from Dr. Cox, the Company has filed seven (7) additional related patent applications with the United States Patent and Trademark Office seeking patent protection based upon the original patent application filed in 2000.  Professional fees and filing fees of $169,000 were capitalized as patent cost.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Financial Statements
December 31, 2013 and 2012

Note D - Commitments and Contingencies (continued)

On May 21, 2013, the Company’s newly formed subsidiary, Mirror Worlds Technologies, LLC, acquired all of the patents previously owned by Mirror Worlds, LLC (which subsequently changed its name to Looking Glass LLC), consisting of nine (9) issued United States patents and five (5) pending applications covering foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system.  As consideration for the patent acquisition, the Company paid Mirror Worlds, LLC $3,000,000 in cash and issued 5-year warrants to purchase an aggregate of 1,750,000 shares of the Company’s common stock (875,000 shares of common stock at an exercise price of $1.40 per share and 875,000 shares of common stock at an exercise price of $2.10 per share).  As part of the acquisition, the Company also entered into an agreement with Recognition Interface, LLC (“Recognition”), an entity that financed the commercialization of the patent portfolio prior to its sale to Mirror Worlds, LLC and also retained an interest in the licensing proceeds of the patent portfolio held by Mirror Worlds, LLC.  Pursuant to the terms of the Company’s agreement with Recognition, Recognition received (i) 5-year warrants to purchase 250,000 shares of the Company’s common  stock  at  $1.40  per  share,  and  (ii)  5-year warrants to  purchase 250,000 shares of common stock at $2.10 per share.  Recognition also received from the Company an interest in the net proceeds realized from the monetization of the patent portfolio as follows: (i) 10% of the first $125 million of net proceeds, (ii) 15% of the next $125 million of net proceeds, and (iii) 20%) of any portion of the net proceeds in excess of $250 million.  In addition, Abacus and Associates, Inc. (“Abacus”), an investment entity affiliated with Recognition,  received  a  60-day  warrant  to  purchase  500,000  shares  of  the Company’s common stock at $2.05 per share.  In accordance with the Company’s agreement with Recognition, as a result of the exercise of the 60-day warrant by Abacus in July 2013, additional 5-year warrants to purchase an aggregate of 250,000 shares (125,000 shares at an exercise price of $2.10 per share and 125,000 shares at an exercise price of $1.40 per share) of the Company’s common stock were issued to Recognition.  Professional fees and filing fees of $409,000 were capitalized as patent cost.

[3]	Amended Patent Purchase Agreement:

On January 18, 2005, the Company and Merlot Communications, Inc., the successor of which is BAXL Technologies, Inc. (the “Seller”), amended the Patent Purchase Agreement originally entered into in November 2003 (the "Amendment") pursuant to which the Company paid an additional purchase price of $500,000 to Seller for the restructuring of future contingent payments to Seller from the licensing or sale of the patents (including the Remote Power Patent and the QoS family of patents).  The Amendment provided for future contingent payments by the Company to Seller of $1.0 million upon achievement of $25 million of Net Royalties (as defined) which payment was accrued in 2011 and subsequently paid, an additional contingency payment of $1.0 million upon achievement of $50 million of Net Royalties and an additional contingency payment of $500,000 upon achievement of $62.5 million of Net Royalties from the licensing or sale of the patents acquired from Seller.

[4]	Services agreement:

On November 30, 2004, the Company entered into a master services agreement (the "Agreement") with ThinkFire Services USA, Ltd. ("ThinkFire") pursuant to which ThinkFire has been granted the exclusive worldwide rights (except for direct efforts by the Company and related companies) to negotiate license agreements for the Remote Power Patent with respect to certain potential licensees agreed to between the parties.  Either the Company or ThinkFire can terminate the Agreement upon 60 days' notice for any reason or upon 30 days' notice in the event of a material breach.  The Company agreed to pay ThinkFire a fee not to exceed 20% of the royalty payments received from license agreements consummated by ThinkFire on its behalf after the Company recovers its expenses.  For the years ended December 31, 2013 and December 31, 2012, fees incurred to ThinkFire amounted to $104,000 and $97,000, respectively.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Financial Statements
December 31, 2013 and 2012

Note D - Commitments and Contingencies (continued)

[5]	Operating leases:

The Company leases its principal office space in New York City at a monthly base rent of approximately $3,600 which lease expires in November 2014.

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

On May 15, 2014, Mirror Worlds Technologies, LLC, the Company’s wholly-owned subsidiary, entered into a one year lease, at a base rent of $620 per month, to rent office space consisting of approximately 420 square feet in Tyler, Texas. On January 7, 2014, the lease was renewed for a fifteen (15) month period expiring on April 30, 2015.

Rental expense for the years ended December 31, 2013 and 2012 aggregated $132,000 and $99,000, respectively, net of sublease income of $26,000 in the year ended December 31, 2012.

[6]	Savings and investment plan:

The Company has a Savings and Investment Plan which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986.  The Company also may make discretionary annual matching contributions in amounts determined by the Board of Directors, subject to statutory limits.  The 401(k) Plan expense for the years ended December 31, 2013 and 2012 was $33,500 and $33,000, respectively.

Note E – Income Taxes

At December 31, 2013, the Company had net operating loss carryforwards (NOLs) totaling approximately $25,239,000 expiring through 2029, with a future tax benefit of approximately $8,581,000. At December 31, 2013 and 2012, $5,659,000 and $6,194,000, respectively, was recorded as a deferred tax asset on the Company’s balance sheet.  During the year ended December 31, 2013, as a result of income (before taxes) for the year of $1,561,000, $545,000 was recorded as income tax expense and the deferred tax asset was reduced by $535,000 to $5,659,000.  To the extent that the Company earns income in the future, the Company will report income tax expense and such expense attributable to federal income taxes will reduce the recorded income tax asset reflected on the balance sheet.  Management will continue to evaluate the recoverability of the NOL and adjust the deferred tax asset appropriately.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Financial Statements
December 31, 2013 and 2012

Note E – Income Taxes (continued)

The principal components of the net deferred tax assets are as follows:

	Year Ended
	December 31,
	2013	2012

Deferred tax assets:
Net operating loss carryforwards	$8,581,000	$8,840,000
Options and warrants not yet deducted, for tax purposes	1,149,000	420,000
	9,730,000	9,250,000

Valuation allowance	(4,071,000)	(3,066,000)

Net deferred tax assets	$5,659,000	$6,194,000

The reconciliation between the taxes as shown and the amount that would be computed by applying the statutory federal income tax rate to the income before income taxes is as follows:

	Year Ended
	December 31,
	2013	2012

Income tax - statutory rate	34.0%	34.0%
State and local, net	1.0%	0.0%
Valuation allowance on deferred tax assets	0.0%	(12.0)%
	35.0%	22.0%

While only the tax returns for the four years ended December 31, 2013 are open for examination for taxes payable for those years, tax authorities could challenge returns for earlier years to the extent that they generated loss carry forwards that are available for those or future years.

Note F - Concentrations

The Company places its cash investments in high quality financial institutions which at December 31, 2013 exceed the Federal Insurance Deposit Corporation $250,000 limit.  At December 31, 2013, the Company invested $17,035,000 in a money market fund.

Note G - Related Party Transactions

[1]
On August 16, 2013, the Company repurchased 15,112 shares of the Company’s common stock from a former director of the Company at a purchase price of $1.78 per share or aggregate consideration of $26,824.

[2]	On April 25, 2012, the Company repurchased 27,757 shares of its common stock from its Chief Financial Officer at a purchase price of $1.35 per share or aggregate consideration of $37,472.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Financial Statements
December 31, 2013 and 2012

Note H - Employment Arrangements and Other Agreements

[1]
On November 1, 2012, the Company entered into a new employment agreement (the “Agreement”) with its Chairman and Chief Executive Officer for three successive one year terms (unless terminated by the Company) at an annual base salary of $415,000.  The Agreement established an annual target bonus of $150,000 for the Chairman and Chief Executive Officer based on performance criteria to be established on an annual basis by the Board of Directors (or compensation committee).  For the years ended December 31, 2013 and December 31, 2012, the Chairman and Chief Executive Officer received a cash bonus of $175,000 and $150,000, respectively.  In connection with the Agreement, the Chairman and Chief Executive Officer was issued a 10-year option to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.19 per share, which vests in equal quarterly amounts of 41,667 shares beginning November 1, 2012 through August 31, 2015, subject to acceleration upon a change of control.  The Chairman and Chief Executive Officer shall forfeit the balance of unvested shares if his employment has been terminated “For Cause” (as defined) by the Company or by him without "Good Reason" (as defined).

Under the terms of the Agreement, the Chairman and Chief Executive Officer also receives incentive compensation in an amount equal to 5% of the Company’s gross royalties or other payments or proceeds (without deduction of legal fees or any other expenses) with respect to its Remote Power Patent and a 10% net interest (gross royalties and other payments or proceeds after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company’s royalties and other payments with respect to its other patents besides the Remote Power Patent (the “Additional Patents”) (the “Incentive Compensation”).  For the years ended December 31, 2013 and December 31, 2012, the Chairman and Chief Executive Officer earned Incentive Compensation of $397,000 and $435,000, respectively.  The Incentive Compensation shall continue to be paid to the Chairman and Chief Executive Officer for the life of each of the Company’s patents with respect to licenses entered into with third parties during the term of his employment or at anytime thereafter, whether he is employed by the Company or not; provided, that, the Chairman and Chief Executive Officer’s employment has not been terminated by the Company “For Cause” (as defined) or terminated by him without “Good Reason” (as defined).  In the event of a merger or sale of substantially of the assets of the Company, the Company has the option to extinguish the right of Chairman and Chief Executive Officer to receive future Incentive Compensation by payment to him of a lump sum payment, in an amount equal to the fair market value of such future interest as determined by an independent third party expert if the parties do not reach agreement as to such value.  In the event that Chairman and Chief Executive Officer’s employment is terminated by the Company “Other Than For Cause” (as defined) or by him for “Good Reason” (as defined), the Chairman and Chief Executive Officer shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) a pro-rated portion of the $150,000 target bonus provided bonus criteria have been satisfied on a pro-rated basis through the calendar quarter in which the termination occurs and (iii) accelerated vesting of all unvested options and warrants.

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

[2]
On June 8, 2009, the Company entered into an Employment Agreement (the “Agreement”) with the Chairman and Chief Executive Officer for a three year term (which expired in June 2012) at an annual base salary of $375,000 (retroactive to April 1, 2009) for the first year and increasing 5% on each of April 1, 2010 and April 1, 2011.  During the term of the Agreement, the Chairman and Chief Executive Officer received a cash bonus in an amount no less than $150,000 on an annual basis.  In connection with the Agreement, the Chairman and Chief Executive Officer was issued a 10-year option to purchase 750,000 shares of common stock at an exercise price of $0.83 per share, which vested in equal quarterly amounts of 62,500 shares

NETWORK-1 TECHNOLOGIES, INC.

Notes to Financial Statements
December 31, 2013 and 2012

Note H - Employment Arrangements and Other Agreements (continued)

beginning June 30, 2010 through March 31, 2012.  In addition to the aforementioned option grant, the Company extended for an additional 5 years the expiration dates of all options (an aggregate of 417,500 shares) expiring in the calendar year 2009 owned by the Chairman and Chief Executive Officer. Under the terms of the Agreement, the Chairman and Chief Executive Officer also received additional bonus compensation in an amount equal to 5% of the Company’s royalties or other payments with respect to the Company’s Remote Power Patent (before deduction of payments to third parties including, but not limited to, legal fees and expenses and third party license fees).

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

[4]
On April 12, 2012, the Company entered into an agreement, with its Chief Financial Officer which amended the agreement, dated February 3, 2011 (See Note H[3] above), pursuant to which he continued to serve the Company.  The amendment (the "Amendment") provided as follows: (i) the term of service of the Chief Financial Officer shall be extended until December 31, 2013; (ii) monthly compensation shall be increased to $11,000 per month; and (iii) the Chief Financial Officer was granted a 5-year option to purchase 75,000 shares of the Company’s common stock at an exercise price of $1.40 per share, which option vests over a one year period in equal quarterly amounts of 18,750 shares.  Except as provided in the Amendment, all other terms of the Agreement, dated February 3, 2011, remain in full force and effect.

Note I – Litigation

[1]
On May 23, 2013, through the Company’s wholly-owned subsidiary Mirror Worlds Technologies, LLC, the Company initiated patent litigation in the United States District Court for the Eastern District of Texas, Tyler Division, against Apple, Inc., Microsoft, Inc., Hewlett-Packard Company, Lenovo Group Ltd., Lenovo (United States), Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics America, Inc. and Samsung Telecommunications America L.L.C., for infringement of the ‘227 Patent (one of the patents we acquired as part of the acquisition of the Mirror Worlds patent portfolio).  The Company seeks, among other things, monetary damages based upon reasonable royalties.  The lawsuit alleges that the defendants have infringed and continue to infringe the claims of the ‘227 Patent by making, selling, offering to sell and using infringing products including Mac OS and Windows operating systems and personal computers and tablets that include versions of those operating systems, and by encouraging others to make, sell, and use these products.  In September 2013 and October 2013, the defendants filed their answers to the Company’s complaint. Defendants Apple and Microsoft, Inc. also filed counterclaims for a declaratory, judgment of non infringement or our ‘227 Patent and invalidity of our ‘227 Patent.  In December 2013, the litigation was severed into two consolidated actions, Mirror Worlds v Apple, et. al. and Mirror Worlds v. Microsoft, et. al.

[2]
In September 2011, the Company initiated patent litigation against 16 data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of its Remote Power Patent.  Named as defendants in the lawsuit, excluding related parties, were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inx., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transitions Networks, Inc.  Network-1 seeks monetary damages based upon reasonable royalties.  During the year ended December 31, 2012, the Company reached settlement

NETWORK-1 TECHNOLOGIES, INC.

Notes to Financial Statements
December 31, 2013 and 2012

Note I – Litigation (continued)

agreements with defendants Motorola Solutions, Inc. ("Motorola"), Transition Networks, Inc. ("Transition Networks") and GarretCom, Inc. (“GarretCom”).  In February 2013, the Company reached settlement agreements with Allied Telesis, Inc. (“Allied Telesis”) and NEC Corporation (“NEC”).  As part of the settlements, Motorola, Transition Networks, GarretCom, Allied Telesis and NEC each entered into a non-exclusive license agreement for the Company’s Remote Power Patent pursuant to which each such defendant agreed to license the Remote Power Patent for its full term (which expires in March 2020) and pay a license initiation fee and quarterly or annual royalties based on their sales of PoE products.  On March 5, 2013, the Court granted the motion of certain of the defendants to stay the litigation pending completion of the Inter Partes review described in Note I[5] below.

[3]
In July 2010, the Company settled its patent litigation pending in the United States District Court for the Eastern District of Texas, Tyler Division, against Adtran, Inc, Cisco Systems, Inc. and Cisco-Linksys, LLC, (collectively, “Cisco”), Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., and 3Com Corporation, Inc.  As part of the settlement, Adtran, Cisco, Enterasys, Extreme Networks and Foundry Networks each entered into a settlement agreement with the Company and entered into non-exclusive licenses for our Remote Power Patent (the “Licensed Defendants”).  Under the terms of the licenses, the Licensed Defendants paid the Company aggregate upfront payments of approximately $32 million and also agreed to license the Remote Power Patent for its full term, which expires in March 2020.  In accordance with the Settlement and License Agreement, dated May 25, 2011, which expanded upon the July 2010 agreement, Cisco is obliged to pay the Company royalties (which began in the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent.  The royalty payments are subject to certain conditions including the continued validity of the Company’s Remote Power Patent, and the actual royalty amounts received may be less than the caps stated above, as was the case in 2013 and 2012.  Under the terms of the Agreement, if the Company grants other licenses with lower royalty rates to third parties (as defined in the Agreement), Cisco shall be entitled to the benefit of the lower royalty rates provided it agrees to the material terms of such other license.  Under the terms of the Agreement, the Company has certain obligations to Cisco and if it materially breaches such terms, Cisco will be entitled to stop paying royalties to the Company.  This would have a material adverse effect on the Company’s business, financial condition and results of operations.

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

[4]
On July 20, 2012, an unknown third party filed with the United States Patent and Trademark Office (USPTO) a request for an Ex Parte Reexamination, requesting that our Remote Power Patent be reexamined by the USPTO.  The request for reexamination was stayed on December 21, 2012 pending the termination or completion of the Inter Partes Review proceedings described in Note I[5] below.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Financial Statements
December 31, 2013 and 2012

Note I – Litigation (continued)

[5]
Avaya Inc., Dell Inc., Sony Corporation of America and Hewlett Packard Co. are petitioners in Inter Partes Review proceedings (which have been joined together) (the “IPR Proceeding”) pending at the United States Patent and Trademark Office before the Patent Trial and Appeal Board (the “Patent Board”) involving the Company’s Remote Power Patent. Petitioners in the IPR Proceeding seek to cancel certain claims of our Remote Power as unpatentable.  A hearing on the merits of the IPR Proceeding was held on January 9, 2014 and a decision is pending. In the event that the Patent Board renders a decision in the IPR Proceeding that the Remote Power Patent is invalid, such a determination (unless overturned by the United States Court of Appeals for the Federal Circuit) would have a material adverse effect on the Company’s business, financial condition and results of operations as our entire current revenue stream is dependent upon the continued validity of the Company’s Remote Power Patent.

NOTE J – STOCK REPURCHASE PROGRAM

On August 22, 2011, the Company announced that the Board of Directors approved a share repurchase program to repurchase up to $2,000,000 of shares of its common stock over the next 12 months (“Share Repurchase Program”).  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion.  The timing and amount of the shares repurchased will be determined by management based on its evaluation of market conditions and other factors.  The repurchase program may be increased, suspended or discontinued at any time.  On January 31, 2012, the Board of Directors increased the Share Repurchase Program to repurchase up to an additional $2,000,000 (or an aggregate of $4,000,000) of the Company's common stock.  On January 14, 2013, the Board of Directors increased the Share Repurchase Program to repurchase up to an additional $1,000,000 (or an aggregate of $5,000,000) of the Company’s common stock over the next 12 months.

On December 10, 2013, the Board of Directors further increased the Share Repurchase up to an additional $2,000,000 shares of common stock over the next 12 months (for a total of up to $7,000,000 since inception of the Share Repurchase Program).  During the year ended December 31, 2013, the Company repurchased an aggregate of 1,086,872 shares of common stock pursuant to its Share Repurchase Program at a cost of $1,485,732 or an average price per share of $1.37.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)       Financial Statements:

The following are included under Item 8 "Financial Statements and Supplementary Data:"

Report of Independent Registered Public Accounting Firm
Balance sheets as of December 31, 2013 and 2012
Statements of income and comprehensive income for the years ended December 31, 2013 and 2012
Statements of changes in stockholders' equity for the years ended December 31, 2013 and 2012
Statements of cash flows for the years ended December 31, 2013 and 2012
Notes to financial statements

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

3(i)(c)
Certificate of Amendment to the Certificate of Incorporation dated October 9, 2013.  Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 10, 2013, and incorporated herein by reference.

3(ii)	By-laws, as amended. Previously filed as Exhibit 3.2 to the 1998 Registration Statement and incorporated herein by reference.

4.1	Form of Common Stock certificate. Previously filed as Exhibit 4.1 to the 1998 Registration Statement and incorporated herein by reference.

10.1+	Amended and Restated 1996 Stock Option Plan. Previously filed as an attachment to the Company’s Proxy Statement filed on May 28, 1999, and incorporated herein by reference.

10.2+	2013 Stock Incentive Plan. Previously filed as Appendix B to the Company’s Schedule 14A (Proxy Statement) filed on August 20, 2013 and incorporated herein by reference.

10.3
Patents Purchase, Assignment and License Agreement, dated November 18, 2003, between the Company and Merlot Communications, Inc.  Previously filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed December 3, 2003 and incorporated herein by reference.

10.4
Amendment to Patents Purchase, Assignment and License Agreement, dated January 18, 2005, between the Company and Merlot Communications, Inc.  Previously filed January 24, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 18, 2005 and incorporated herein by reference.

10.5
Settlement Agreement, dated as of May 25, 2007, between the Company and D-Link Corp. and D-Link Systems, Inc., previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 21, 2007 and incorporated herein by reference.

10.6
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

10.9
Settlement Agreement (including Non-Exclusive Patent License Agreement), dated May 22, 2009, between the Company and Netgear, Inc., previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, fled on May 29, 2009, and incorporated herein by reference.

10.10+
Employment Agreement, dated June 8, 2009, between the Company and Corey M. Horowitz, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2009, and incorporated herein by reference.

10.11+	Form of stock option agreement, previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed on October 14, 2009 and incorporated herein by reference.

10.12
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

10.13	Settlement Agreement between the Company and Extreme Networks, Inc. Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 20, 2011.

10.14
Settlement Agreement between the Company and Foundry Networks, Inc., Enterasys Networks, Inc. and Adtran, Inc.  Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 20, 2011.

10.15	Settlement Agreement between the Company and 3Com Corporation and Hewlett Packard Corporation. Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 20, 2011.

10.16+
Agreement, dated February 3, 2011, between the Company and David C. Kahn.  Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 4, 2011 and incorporated herein by reference.

10.17+
Agreement, dated March 16, 2011, between the Company and Corey M. Horowitz, Chairman and Chief Executive Officer.  Previously filed as Exhibit 10.1 to the Company’s Current Report on 8-K filed on March 18, 2011.

10.18
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

10.19+
Letter Agreement, dated April 12, 2012, between the Company and David C. Kahn, Chief Financial Officer.  Previously fired as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2012.

10.20+
Employment Agreement, dated November 1, 2012, between the Company and Corey M. Horowitz, Chairman and Chief Executive Officer.  Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2012.

10.21	Patent Purchase Agreement, dated February 28, 2012, between the Company and Dr. Ingemar Cox. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 5, 2013.

10.22
Asset Purchase Agreement, dated as of May 21, 2013, between the Company and Mirror Worlds, LLC.  Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.  Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 29, 2013 and incorporated herein by reference.

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

101*                           Interactive data files:

101.INS                      XBRL Instance Document

101.SCH                     XBRL Scheme Document

101.CAL                    XBRL Calculation Linkbase Document

101.DEF                     XBRL Definition Linkbase Document

101.LAB                    XBRL Label Linkbase Document

101.PRE                     XBRL Presentation Linkbase Document

___________________________________________________________________

*  Filed herewith
+  Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 21st day of March 2014.

NETWORK-1 TECHNOLOGIES, INC.

By:	/s/ Corey M. Horowitz
Corey M. Horowitz
Chairman and Chief Executive Officer

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the following persons in the capacities and on the dates indicated:

NAME	TITLE	DATE
/s/ Corey M. Horowitz Corey M. Horowitz	Chairman and Chief Executive Officer, Chairman of the Board of Directors (principal executive officer)	March 21, 2014
/s/ David Kahn David Kahn	Chief Financial Officer and a Director (principal financial officer and principal accounting officer)	March 21, 2014
/s/ Emanuel Pearlman Emanuel Pearlman	Director	March 21, 2014
/s/ Niv Harizman Niv Harizman	Director	March 21, 2014
/s/ Allison Hoffman Allison Hoffman	Director	March 21, 2014