Form 10-Q
period 2014-03-31
NETWORK 1 TECHNOLOGIES INC
filed 2014-05-15
CIK 1065078

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of Common Stock, $.01 par value per share, outstanding as of May 15, 2014 was 25,715,743.

NETWORK-1 TECHNOLOGIES, INC.

Form 10-Q INDEX

PART 1 FINANCIAL INFORMATION

Item 1.  Financial Statements

NETWORK-1 TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
UNAUDITED

	March 31, 2014	December 31, 2013
	(UNAUDITED)
ASSETS:

CURRENT ASSETS:
Cash and cash equivalents	$18,362,000	$18,938,000
Marketable securities	524,000	530,000
Royalty receivables	4,520,000	814,000
Other current assets	214,000	276,000

Total Current Assets	$23,620,000	20,558,000

OTHER ASSETS:
Deferred tax asset	$4,948,000	5,659,000
Patent, net of accumulated amortization	4,751,000	5,136,000
Other investments	291,000	196,000
Security deposits	19,000	19,000

Total Other Assets	10,009,000	11,010,000

TOTAL ASSETS	$33,629,000	$31,568,000

LIABILITIES:

CURRENT LIABILITIES:
Accounts payable	$107,000	$136,000
Accrued expenses	1,531,000	628,000

TOTAL LIABILITIES	1,638,000	764,000

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY

Common stock - $0.01 par value; authorized 50,000,000 shares;
25,757,982 and 25,854,548 shares issued and outstanding at March 31,2014 and December 31, 2013, respectively	$258,000	$259,000

Additional paid-in capital	61,155,000	61,129,000
Accumulated deficit	(29,385,000)	(30,553,000)
Other comprehensive income(loss)	(37,000)	(31,000)

TOTAL STOCKHOLDERS' EQUITY	31,991,000	30,804,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,629,000	$31,568,000

See notes to condensed financial statements

NETWORK-1 TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
UNAUDITED

	Three Months Ended March 31,
	2014	2013

ROYALTY REVENUE	$4,491,000	$4,064,000

COST OF REVENUE	1,314,000	1,225,000

GROSS PROFIT	3,177,000	2,839,000

OPERATING EXPENSES:
General and administrative	598,000	662,000
Depreciation and Amortization	409,000	16,000
Non-cash compensation	27,000	112,000

TOTAL OPERATING EXPENSES	1,034,000	790,000

OPERATING INCOME	2,143,000	2,049,000

OTHER INCOME (EXPENSES):
Interest income, net	9,000	6,000

INCOME BEFORE INCOME TAXES	2,152,000	2,055,000

INCOME TAXES (BENEFIT)
Current	45,000	48,000
Deferred	711,000	615,000
Total Income Taxes (Benefits)	756,000	663,000

NET INCOME	$1,396,000	$1,392,000

Net Income per share
Basic	$0.05	$0.06
Diluted	$0.05	$0.05

Weighted average number of common shares outstanding:
Basic	25,775,573	25,013,484
Diluted	27,793,669	27,455,394

NET INCOME	$1,396,000	$1,392,000

OTHER COMPREHENSIVE INCOME NET OF TAX:
Unrealized gain (loss) arising during the period	(6,000)	(5,000)

COMPREHENSIVE INCOME	$1,390,000	$1,387,000

See notes to condensed financial statements

NETWORK-1 TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOW
UNAUDITED

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,396,000	$1,392,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of Patents	409,000	16,000
Stock based compensation	27,000	112,000

Source (use) of cash from changes in operating assets and liabilities:
Royalty receivables	(3,685,000)	(3,276,000)
Accounts payable and accrued expenses	915,000	830,000
Deferred tax asset	711,000	615,000

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(227,000)	(311,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of patents/patent costs incurred	(24,000)	(1,010,000)
Investments	(95,000)	—

NET CASH USED IN INVESTING ACTIVITIES	(119,000)	(1,010,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares delivered to fund withholding taxes	(28,000)	—
Repurchase of treasury stock	(202,000)	(851,000)

NET CASH USED IN FINANCING ACTIVITIES	(230,000)	(851,000)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(576,000)	(2,172,000)

CASH AND CASH EQUIVALENTS, beginning of period	18,938,000	21,983,000

CASH AND CASH EQUIVALENTS, end of period	$18,362,000	$19,811,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$—	$—
Taxes	$15,000	$71,000

NON-CASH INVESTING AND FINANCING ACTIVITIES
Value of shares issued to purchase patent	$—	$556,000

See notes to condensed financial statements

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] BASIS OF PRESENTATION:

The accompanying condensed financial statements as of March 31, 2014 and for the three month periods ended March 31, 2014 and March 31, 2013 are unaudited, but, in the opinion of the management of Network-1 Technologies, Inc. (the "Company"), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 2014, and the results of its operations and comprehensive income and its cash flows for the three month periods ended March 31, 2014 and March 31, 2013. The condensed financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2013 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations to be expected for the full year.

[2] BUSINESS:

(a)  The Company is engaged in the development, licensing and protection of its intellectual property assets.  The Company presently owns twenty-one (21) patents that relate to various technologies including patents covering (i) the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) enabling technology for identifying media content on the Internet and taking further action to be performed based on such identification including, among others, the insertion of advertising and the facilitation of the purchase of goods and services related to such content; and (iv) systems and methods for the transmission of audio, video and data over computer and telephony networks in order to achieve high quality of service (QoS). The Company’s strategy is to pursue licensing and strategic alliances with companies in industries that manufacture and sell products that make use of the technologies underlying the Company’s intellectual property as well as with other users of the technologies who benefit directly from the technologies including corporate entities and educational institutions.  The Company has been actively engaged in licensing its remote power patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the “Remote Power Patent”).  The Company has entered into sixteen (16) license agreements with respect to its Remote Power Patent.  The Company’s current strategy includes continuing to pursue licensing opportunities for its Remote Power Patent and its efforts to monetize two patent portfolios (the Cox and Mirror Worlds patent portfolios) acquired by the Company in 2013 (see Note B[2] hereof).  The Company’s acquisition strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as the Company has achieved with respect to its Remote Power Patent.  The Company’s Remote Power Patent has generated licensing revenue in excess of $60,000,000 from May 2007 through March 31, 2014.  The Company continually reviews opportunities

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

to acquire or license additional intellectual property.  In addition, the Company may enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary, Mirror Worlds Technologies, LLC (a single member LLC).

(b)  As reflected in the accompanying financial statements, the Company had revenue of $4,491,000 and $4,064,000 for the three month period ended March 31, 2014 and March 31, 2013, respectively.  The Company has been dependent upon royalty revenue from license of its Remote Power Patent to fund its operations.  The Company had cash and cash equivalents of approximately $18,362,000 as of March 31, 2014.

[3] STOCK-BASED COMPENSATION:

During the three month periods ended March 31, 2014 and 2013, the Company recorded non-cash compensation expense of $27,000 for the vested portion of options to purchase 500,000 shares issued to the Company’s Chairman and Chief Executive Officer in November 2012.  In addition, during the three month periods ended March 31, 2014 and March 31, 2013, the Company recorded non-cash compensation expense of $-0- and $73,000, respectively, for the vested portion of options granted to its Chief Financial Officer, directors and consultants in prior years.

During the three month period ended March 31, 2014, the Company’s Executive Vice President exercised a stock option to purchase 75,000 shares of the Company’s common stock at an exercise price of $0.68 per share.  The option was exercised on a cashless basis by delivery of 31,098 shares of common stock.  In addition, 16,968 shares were delivered with an aggregate value of $27,828 to fund payroll withholding taxes on exercise, resulting in net shares of 26,934 issued to the Company’s Executive Vice President with respect to such option exercise.

During the three month period ended March 31, 2013, the Company issued stock options to each of its then four (4) non-management directors to purchase 25,000 shares of common stock at an exercise price of $1.19 per share.  Such options vested over a one year period in equal quarterly amounts, subject to continued service on the Board.  The Company recorded $12,000 in non-cash compensation in connection with the vested portion of these options for the three month period ended March 31, 2013.

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model utilizing the following weighted average assumptions (there were no option grants for the three months ended March 31, 2014):

THREE MONTHS ENDED MARCH 31, 2013

Risk-free interest rates Expected option life in years Expected stock price volatility Expected dividend yield	0.78% 5 years 43.54% -0-

[4] REVENUE RECOGNITION:

The Company recognizes revenue received from the licensing of its intellectual property in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB No. 104") and related authoritative pronouncements. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the license agreement, (iii) amounts are fixed or determinable, and (iv) collectibility of amounts is reasonably assured.  One licensee (Cisco Systems) constituted approximately 91% of the Company’s revenue for the three month period ended March 31, 2014.

[5] INCOME TAXES:

At March 31, 2014, the Company had net operating loss carryforwards (NOLs) totaling approximately $23,145,000 expiring through 2029, with a future tax benefit of approximately $7,869,000. At March 31, 2014 and March 31, 2013, $4,948,000 and $5,579,000, respectively, were recorded as a deferred tax asset on the Company’s balance sheet.  During the three month period ended March 31, 2014 as a result of income (before taxes) for the quarterly period of $2,152,000, $756,000 was recorded as income tax expense and the deferred tax asset was reduced by $711,000 to $4,948,000.  To the extent that the Company earns income in the future, it will report income tax expense and such expense attributable to federal income taxes will reduce the recorded income tax benefit asset reflected on the balance sheet.  Management will continue to evaluate the recoverability of the NOL and adjust the deferred tax asset appropriately.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

[6] EARNINGS (LOSS) PER SHARE:

Basic Earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. Potential shares of 6,707,500 and 5,765,000 at March 31, 2014 and March 31, 2013, respectively, consisted of options and warrants.  Computations of basic and diluted weighted average common shares outstanding are as follows:

	Three Months Ended March 31,
	2014	2013

Weighted-average common shares outstanding – basic	25,775,573	25,013,484
Dilutive effect of options and warrants	2,018,096	2,441,910
Weighted-average common shares outstanding – diluted	27,793,669	27,455,394
Options and Warrants excluded from the computation of diluted income (loss) per share because the effect of inclusion would have been anti-dilutive	4,689,404	3,323,090

[7] CASH EQUIVALENTS:

The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At March 31, 2014, the Company maintained cash balance of $18,112,000 in excess of FDIC limits.

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Cash and cash equivalents as of March 31, 2014 and December 31, 2013 are composed of:

	March 31, 2014	December 31, 2013

Cash	$1,767,000	$1,066,000
Money market fund	16,595,000	18,745,000
Total	$18,362,000	$19,811,000

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

NOTE A – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

[9] INVESTMENT IN LIFESTREAMS

In May 2013, as part of the acquisition of the Mirror Worlds portfolio (See Note B[2] hereof), the Company acquired from Mirror Worlds, LLC 250,000 shares of common stock of Lifestreams Technologies Corporation (“Lifestreams”), a company engaged in the development of next generation applications and methodologies designed to organize and display digital data.  In addition, in July 2013 the Company made an additional investment of $50,000 in Lifestreams as part of a financing and received 123,456 shares of Series A preferred stock and, as part of an amended license agreement between the Company’s subsidiary and Lifestreams, the Company received a warrant to purchase 7.5% of the then outstanding shares of common stock of Lifestreams on a fully diluted basis (post-financing).  The warrant is valued at $70,000 based on the Black-Scholes option model and recorded as non-cash royalty income.  In March 2014, the Company made an additional investment of $95,000 in Lifestreams in the form of a convertible note as part of the first tranche of an aggregate investment of $380,200 of convertible notes.  The convertible notes are due March 31, 2015 and shall automatically convert into shares of preferred stock upon a Lifestreams “qualified” equity financing (at least $3.0 million).  Since the investment in Lifestreams does not have a readily determinable fair value and is less than 20% equity ownership at March 31, 2014, such investment was recorded utilizing the cost-method.  At March 31, 2014, the Company’s investment in Lifestream consists of the following:

	Number of Shares	Value
Common Stock	250,000	$76,000
Series A Preferred Stock	123,456	50,000
Warrants	1,305,000	70,000
Convertible Notes	—	95,000
		$291,000

Note B - COMMITMENTS AND CONTINGENCIES

[1] Legal Fees:

Dovel & Luner, LLP provides legal services to the Company with respect to its patent litigation commenced in May 2013 against Apple, Inc., Microsoft, Inc. and other major vendors of document system software and computer systems in the United States District Court of Texas, Tyler Division for infringement of U.S. Patent No. 6,006,227 (see Note D[1]) hereof.  The terms of the Company’s agreement with Dovel & Luner LLP provide for legal fees on a contingency basis ranging from 25% to 40% of the net recovery (after deduction of expenses) depending upon the stage of proceeding in which a result (settlement or judgment) is achieved, subject to certain agreed upon contingency fee caps depending upon the amount of the net recovery.  The Company is responsible for a certain portion of the expenses incurred with respect to the litigation.

Note B - COMMITMENTS AND CONTINGENCIES (continued)

Dovel & Luner, LLP provides legal services to the Company with respect to the Company’s pending patent litigation filed in September 2011 against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler (see Note D[2]).  The terms of the Company’s agreement with Dovel & Luner LLP essentially provides for legal fees on a full contingency basis ranging from 12.5% to 35% (with certain exceptions) of the net recovery (after deduction for expenses) depending on the stage of the preceding in which a result (settlement or judgment) is achieved.  For the three month periods ended March 31, 2014 and March 31, 2013, the Company accrued legal fees and expenses of $34,000 and $128,000, respectively, due Dovel and Luner, LLP with respect to the litigation.

Dovel & Luner, LLP provided legal services to the Company with respect to the litigation settled in July 2010 against several major data networking equipment manufacturers (see Note D[3]).  The terms of the Company’s agreement with Dovel & Luner, LLP provided for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of up to 24% (based on the settlement being achieved at the trial stage).  Because of the royalty payments payable quarterly by Cisco in accordance with the Company’s settlement and license agreement with Cisco, the Company has an obligation to pay Dovel & Luner 24% of such royalties received.  During the three months ended March 31, 2014 and March 31, 2013, the Company accrued aggregate legal fees payable to Dovel & Luner, LLP of $1,014,000 and $867,000, respectively.

With respect to the Company’s litigation against D-Link, which was settled in May 2007, the Company utilized the legal services of Blank Rome, LLP on a full contingency basis.  In accordance with the Company’s contingency fee agreement with Blank Rome LLP, once the Company recovers its expenses related to the litigation (which was recovered in the first quarter of 2013), the Company is obligated to pay legal fees to Blank Rome LLP equal to 25% of the royalty revenue received by the Company from its license agreement with D-Link.  During the three month periods ended March 31, 2014 and March 31, 2013, the Company accrued legal fees to Blank Rome LLP of $14,000 and $4,000, respectively.

[2] Patent Acquisitions:

On February 28, 2013, the Company completed the acquisition of four (4) patents (as well as a pending patent application) pertaining to enabling technology for identification of media content for a purchase price of $1,000,000 in cash and 403,226 shares of the Company’s common stock.  In addition, the Company is obligated to pay the seller 12.5% of the net proceeds generated by the Company from licensing, sale or enforcement of the patents.  Following the acquisition, the Company filed seven (7) additional related patent applications with the United States Patent and Trademark Office seeking patent protection based upon the original patent application filed in 2000.  During the three months ended March 31, 2014, the Company was granted two additional patents by the United States Patent and Trademark Office related to the patents acquired in February 2013.

On May 21, 2013, the Company’s wholly-owned subsidiary, Mirror Worlds Technologies, LLC, acquired all of the patents previously owned by Mirror Worlds, LLC (which subsequently changed its name to Looking Glass LLC), consisting of nine (9) issued United States patents and five (5) pending applications covering foundational technologies that

Note B - COMMITMENTS AND CONTINGENCIES (continued)

enable unified search and indexing, displaying and archiving of documents in a computer system.  As consideration for the patent acquisition, the Company paid Mirror Worlds, LLC $3,000,000 in cash and issued 5-year warrants to purchase an aggregate of 1,750,000 shares of the Company’s common stock (875,000 shares of common stock at an exercise price of $1.40 per share and 875,000 shares of common stock at an exercise price of $2.10 per share).  As part of the acquisition, the Company also entered into an agreement with Recognition Interface, LLC (“Recognition”), an entity that financed the commercialization of the patent portfolio prior to its sale to Mirror Worlds, LLC and also retained an interest in the licensing proceeds of the patent portfolio held by Mirror Worlds, LLC.  Pursuant to the terms of the Company’s agreement with Recognition, Recognition received (i) 5-year warrants to purchase 250,000 shares of the Company’s common  stock  at  $1.40  per  share,  and  (ii)  5-year warrants to  purchase 250,000 shares of common stock at $2.10 per share.  Recognition also received from the Company an interest in the net proceeds realized from the monetization of the patent portfolio as follows: (i) 10% of the first $125 million of net proceeds, (ii) 15% of the next $125 million of net proceeds, and (iii) 20% of any portion of the net proceeds in excess of $250 million.  In addition, Abacus and Associates, Inc. (“Abacus”), an investment entity affiliated with Recognition,  received  a  60-day  warrant  to  purchase  500,000  shares  of  the Company’s common stock at $2.05 per share.  In accordance with the Company’s agreement with Recognition, as a result of the exercise of the 60-day warrant by Abacus in July 2013, additional 5-year warrants to purchase an aggregate of 250,000 shares (125,000 shares at an exercise price of $2.10 per share and 125,000 shares at an exercise price of $1.40 per share) of the Company’s common stock were issued to Recognition.  Professional fees and filing fees of $409,000 were capitalized as patent cost as part of the patent acquisition.

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

[4] Services Agreement:

Pursuant to an agreement, dated November 30, 2004, between the Company and ThinkFire Services USA, Ltd. (“ThinkFire”), the Company is obligated to pay ThinkFire fees ranging from 5%-20% of royalty payments received from certain licensees in consideration for services performed on behalf of the Company.  At March 31, 2014 and March 31, 2013, the Company accrued fees of $27,000 and $23,000, respectively, with respect to its obligation to ThinkFire.

Note B - COMMITMENTS AND CONTINGENCIES (continued)

[5] Lease Agreements:

The Company currently leases office space in New York City at a cost of $3,600 per month which lease expires on November 30, 2014.

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

On May 15, 2013, Mirror Worlds Technologies, LLC, the Company’s wholly-owned subsidiary, entered into a one year lease, at a base rent of $620 per month, to rent office space consisting of approximately 420 square feet in Tyler, Texas. On January 7, 2014, the lease was renewed for a fifteen (15) month period expiring on April 30, 2015.

Note C - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

[1] On November 1, 2012, the Company entered into a new employment agreement (the “Agreement”) with its Chairman and Chief Executive Officer for three successive one year terms (unless terminated by the Company) at an annual base salary of $415,000.  The Agreement established an annual target bonus of $150,000 for the Chairman and Chief Executive Officer based on performance criteria to be established on an annual basis by the Board of Directors (or compensation committee).  For the year ended December 31, 2013, the Chairman and Chief Executive Officer received an annual cash bonus of $175,000.  In connection with the Agreement, the Chairman and Chief Executive Officer was issued a ten year option to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.19 per share, which vests in equal quarterly amounts of 41,667 shares beginning November 1, 2012 through August 31, 2015, subject to acceleration upon a change of control.  The Chairman and Chief Executive Officer shall forfeit the balance of unvested shares if his employment has been terminated “For Cause” (as defined) by the Company or by him without "Good Reason" (as defined).  Under the terms of the Agreement, the Chairman and Chief Executive Officer also receives incentive compensation in an amount equal to 5% of the Company’s gross royalties or other payments or proceeds (without deduction of legal fees or any other expenses) with respect to its Remote Power Patent and a 10% net interest (gross royalties and other payments or proceeds after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company’s royalties and other payments with respect to its other patents besides the Remote Power Patent (the “Additional Patents”) (the “Incentive Compensation”).  During the three months ended March 31, 2014 and March 31, 2013 the Chairman and Chief Executive Officer earned Incentive Compensation of $225,000 and $203,000, respectively.  The Incentive Compensation shall continue to be paid to the Chairman and Chief Executive Officer for the life of each of the Company’s patents with respect to licenses entered into with third parties during the term of his employment or at anytime thereafter, whether he is employed by the Company or not; provided, that, the Chairman and Chief Executive Officer’s employment has not been terminated by the Company “For Cause” (as defined) or terminated by him without “Good Reason” (as defined).  In the event of a merger or sale of substantially of the

Note C - Employment Arrangements and Other Agreements (continued)

assets of the Company, the Company has the option to extinguish the right of the Chairman and Chief Executive Officer to receive future Incentive Compensation by payment to him of a lump sum payment, in an amount equal to the fair market value of such future interest as determined by an independent third party expert if the parties do not reach agreement as to such value.  In the event that the Chairman and Chief Executive Officer’s employment is terminated by the Company “Other Than For Cause” (as defined) or by him for “Good Reason” (as defined), the Chairman and Chief Executive Officer shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) a pro-rated portion of the $150,000 target bonus provided bonus criteria have been satisfied on a pro-rated basis through the calendar quarter in which the termination occurs and (iii) accelerated vesting of all unvested options and warrants.

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

[2] On April 12, 2012, the Company entered into an agreement with its Chief Financial Officer which amended the agreement, dated February 3, 2011, pursuant to which he continued to serve the Company.  The amendment (the "Amendment") provided as follows: (i) the term of service of the Chief Financial Officer shall be extended until December 31, 2013; (ii) monthly compensation shall be increased to $11,000 per month; and (iii) the Chief Financial Officer was granted a five year option to purchase 75,000 shares of the Company’s common stock at an exercise price of $1.40 per share, which option vests over a one year period in equal quarterly amounts of 18,750 shares.  The Company’s Chief Financial Officer continued to render services, on an at-will basis, to the Company at $13,000 per month during the three month period ended March 31, 2014.

NOTE D - LITIGATION

[1] On May 23, 2013, through the Company’s wholly-owned subsidiary Mirror Worlds Technologies, LLC, the Company initiated patent litigation in the United States District Court for the Eastern District of Texas, Tyler Division, against Apple, Inc., Microsoft, Inc., Hewlett-Packard Company, Lenovo Group Ltd., Lenovo (United States), Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics America, Inc. and Samsung Telecommunications America L.L.C., for infringement of the ‘227 Patent (one of the patents the Company acquired as part of the acquisition of the Mirror Worlds patent portfolio).  The Company seeks, among other things, monetary damages based upon reasonable royalties.  The lawsuit alleges that the defendants have infringed and continue to infringe the claims of the ‘227 Patent by making, selling, offering to sell and using infringing products including Mac OS and Windows operating systems and personal computers and tablets that include versions of

NOTE D - LITIGATION (continued)

those operating systems, and by encouraging others to make, sell, and use these products.  In September 2013 and October 2013, the defendants filed their answers to the Company’s complaint. Defendants Apple and Microsoft, Inc. also filed counterclaims for a declaratory, judgment of non infringement of the Company’s ‘227 Patent and invalidity of its ‘227 Patent.  In December 2013, the litigation was severed into two consolidated actions, Mirror Worlds v. Apple, et. al. and Mirror Worlds v. Microsoft, et. al. In September 2013, certain defendants filed a motion to transfer the litigation to the Western District of Washington.  The Court has not yet ruled on this motion.

[2]  In September 2011, the Company initiated patent litigation against 16 data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of its Remote Power Patent.  Named as defendants in the lawsuit, excluding related parties, were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inc., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transitions Networks, Inc.  Network-1 seeks monetary damages based upon reasonable royalties.  During the year ended December 31, 2012, the Company reached settlement agreements with defendants Motorola Solutions, Inc. ("Motorola"), Transition Networks, Inc. ("Transition Networks") and GarretCom, Inc. (“GarretCom”).  In February 2013, the Company reached settlement agreements with Allied Telesis, Inc. (“Allied Telesis”) and NEC Corporation (“NEC”).  As part of the settlements, Motorola, Transition Networks, GarretCom, Allied Telesis and NEC each entered into a non-exclusive license agreement for the Company’s Remote Power Patent pursuant to which each such defendant agreed to license the Remote Power Patent for its full term (which expires in March 2020) and pay a license initiation fee and quarterly or annual royalties based on their sales of PoE products.  On March 5, 2013, the Court granted the motion of certain of the defendants to stay the litigation pending completion of the Inter Partes review described in Note D[5] below.

[3]  In July 2010, the Company settled its patent litigation pending in the United States District Court for the Eastern District of Texas, Tyler Division, against Adtran, Inc, Cisco Systems, Inc. and Cisco-Linksys, LLC, (collectively, “Cisco”), Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., and 3Com Corporation, Inc.  As part of the settlement, Adtran, Cisco, Enterasys, Extreme Networks and Foundry Networks each entered into a settlement agreement with the Company and entered into non-exclusive licenses for the Company’s Remote Power Patent (the “Licensed Defendants”).  Under the terms of the licenses, the Licensed Defendants paid the Company aggregate upfront payments of approximately $32 million and also agreed to license the Remote Power Patent for its full term, which expires in March 2020.  In accordance with the Settlement and License Agreement, dated May 25, 2011, which expanded upon the July 2010 agreement, Cisco is obliged to pay the Company royalties (which began in the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent.  The royalty payments are subject to certain conditions including the continued validity of the Company’s Remote Power Patent, and the actual royalty amounts received may be less than the caps stated above, as was the case in 2013 and 2012.  Under the terms of the Agreement, if the Company grants other licenses with lower royalty rates to third parties (as defined in the Agreement), Cisco shall be entitled to the benefit of the lower royalty rates provided it agrees to the

NOTE D - LITIGATION (continued)

material terms of such other license.  Under the terms of the Agreement, the Company has certain obligations to Cisco and if it materially breaches such terms, Cisco will be entitled to stop paying royalties to the Company.  This would have a material adverse effect on the Company’s business, financial condition and results of operations.

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

[4]  On July 20, 2012, an unknown third party filed with the United States Patent and Trademark Office (USPTO) a request for an Ex Parte Reexamination, requesting that the Company’s Remote Power Patent be reexamined by the USPTO.  The request for reexamination was stayed on December 21, 2012 pending the termination or completion of the Inter Partes Review proceedings described in Note D[5] below.

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

NOTE E – STOCK REPURCHASE

On August 22, 2011, the Company announced that its Board of Directors approved a share repurchase program to repurchase up to $2,000,000 of shares of its common stock over the next 12 months ("Share Repurchase Program").  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion.  The timing and amount of the shares repurchased is determined by

NOTE E – STOCK REPURCHASE (continued)

management based on its evaluation of market conditions and other factors.  The Share Repurchase Program may be increased, suspended or discontinued at any time.  On January 31, 2012, the Board of Directors increased the Share Repurchase Program to purchase up to an additional $2,000,000 (or an aggregate of $4,000,000) of the Company's common stock over the next 12 months.  On January 24, 2013, the Board of Directors increased the Share Repurchase Program to purchase up to an additional $1,000,000 (or an aggregate of $5,000,000) of the Company’s common stock over the next 12 months.  On December 10, 2013, the Board of Directors further increased the Share Repurchase Program up to an additional $2,000,000 of shares of common stock over the next 12 months (for a total of up to $7,000,000 since inception of the Share Repurchase Program).  During the three month period ended March 31, 2014, the Company repurchased 123,500 shares of common stock at an average price per share of $1.62 or an aggregate cost of $200,221.  All such repurchased shares have been cancelled.

NOTE F – CISCO AUDIT

In late December 2013 the Company exercised its right to audit the royalties paid to it by Cisco for the years 2012 and 2013 in accordance with its May 2011 license agreement with Cisco.  While the Cisco audit has not been completed, as a result of the work of the Company’s auditors to date the Company believes it is likely that Cisco has not included all licensed products in their quarterly royalty reports to the Company as required by the license agreement.  Accordingly, the Company believes there will be additional royalties due it for 2012 and 2013 as well as the three months ended March 31, 2014, although the Company cannot be certain of this because the audit is not complete.  The amount of such additional royalties cannot be determined at this time.  Notwithstanding the aforementioned, since the audit has not been completed the final results of the audit are uncertain and it is possible that the Company’s auditors may obtain information inconsistent or contrary to the information they have obtained to date.  In general, under the terms of the Company’s license agreement with Cisco adjustments to royalty revenue (including under-payments or over-payments) from Cisco will be included in the Company’s financial statements for the period in which we receive such adjustments.  In accordance with the terms of the license agreement with Cisco, any additional royalty revenue the Company receives from Cisco as a result of the audit is limited to the difference between the annual cap ($8.0 million) and the actual royalties previously paid to the Company by Cisco for each such year.

NOTE G – SUBSEQUENT EVENTS

[1]  On April 4, 2014, the Company initiated litigation against Google and YouTube in the United States District Court for the Southern District of New York for infringement of several of the Company’s patents within its Cox Patent Portfolio (see Note B[2] hereof) which relate to the identification of media content on the Internet.  The lawsuit alleges that Google and YouTube have infringed and continue to infringe certain of the Company’s patents by making, using, selling and offering to sell unlicensed systems and related products and services, which include YouTube’s Content ID system.

NOTE G – SUBSEQUENT EVENTS (continued)

 [2]  On April 9, 2014, the Company’s Chief Financial Officer entered into an offer letter with the Company pursuant to which he continues to serve as Chief Financial Officer, on an at-will basis, at an annual base salary of $157,500.  The Chief Financial Officer is eligible to receive incentive or bonus compensation on an annual basis in the discretion of the Company’s Compensation Committee.  In connection with the offer letter, the Chief Financial Officer was issued under the Company’s 2013 Stock Incentive Plan a 5-year stock option to purchase 50,000 shares of the Company’s common stock, at an exercise price of $1.65 per share, which option vests in two equal amounts (25,000 shares each) on each of December 31, 2014 and December 31, 2015.  In addition, in the event the Chief Financial Officer’s employment is terminated without “Good Cause” (as defined), he shall receive (i)(a) 6 months base salary or (b) 12 months base salary in the event of a termination without “Good Cause” within 6 months following a “Change of Control” of the Company (as defined) and (ii) accelerated vesting of all remaining unvested shares underlying his options or any other awards he may receive in the future.

[3]  On April 9, 2014, the Company issued stock options under its 2013 Stock Incentive Plan as follows: (i) 5-year options to purchase 35,000 shares, at an exercise price of $1.65 per share, to each of its three non-management directors, and (ii) a 5-year option to purchase 50,000 shares, at an exercise price of $1.65 per share, to the Company’s Executive Vice President and a 5-year option to purchase 75,000 shares to a consultant to the Company, at an exercise price of $1.65 per share.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WHICH ARE STATEMENTS THAT INCLUDE INFORMATION BASED UPON BELIEF OF OUR MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION AVAILABLE TO MANAGEMENT. STATEMENTS CONTAINING TERMS SUCH AS “BELIEVES”, “EXPECTS”, “ANTICIPATES”, “INTENDS” OR SIMILAR WORDS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS.  ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED BEGINNING ON PAGES 13-24 OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR 2013.

OVERVIEW

Our principal business is the development, licensing and protection of our intellectual property assets.  We presently own twenty-one (21) patents that relate to various technologies including patents covering (i) the delivery of power over Ethernet cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) enabling technology for identifying media content on the Internet and taking further action to be performed based on such identification including, among others, the insertion of advertising and the facilitation of the purchase of goods and services related to such content; and (iv) systems and methods for the transmission of audio, video and data in order to achieve high quality of service (QoS) over computer and telephony networks.  In addition, we continually review opportunities to acquire or license additional intellectual property.

We have been actively engaged in the licensing of our patent (U.S. Patent No. 6,218,930) covering delivery of power over Ethernet cables (the “Remote Power Patent”).  As of March 31, 2014, we had entered into sixteen (16) license agreements with respect to our Remote Power Patent which, among others, include license agreements with Cisco Systems, Inc. and Cisco Linksys, LLC, Extreme Networks, Inc., Netgear, Inc., Microsemi Corporation, Motorola Solutions, Inc. and NEC Corporation and several other major data networking equipment manufacturers (see Note D to our financial statements included in this quarterly report).  Our current strategy includes continuing our licensing efforts with respect to our Remote Power Patent and our efforts to monetize the two patent portfolios (the Cox Patent Portfolio and the Mirror Worlds Patent Portfolio) we acquired in 2013.  In addition, we continue to seek to acquire additional intellectual property assets to develop, commercialize, license or otherwise monetize such intellectual property.  Our strategy includes working with inventors and patent owners to assist in the development and monetization of their patented technologies.  We may also enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.  Our acquisition strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as we have achieved with respect to our Remote Power Patent.  Our Remote Power Patent has generated licensing revenue in excess of $60,000,000 from May 2007 through March 31, 2014.

On February 28, 2013, as part of our acquisition strategy, we acquired from Dr. Ingemar Cox, a technology leader in digital watermarking content identification, digital rights management and related technologies, four (4) patents (as well as a pending patent application) (the “Cox Patent Portfolio”) for a purchase price of $1,000,000 in cash and 403,226 shares of our common stock.  In addition, we are obligated to pay Dr. Cox 12.5% of the net proceeds generated by us from licensing, sale or enforcement of the patents (see Note B[2] to our financial statements included in this quarterly report).  In January 2014 and February 2014, we were issued two additional patents (U.S. Patent No. 8,640,179 and U.S. Patent No. 8,656,441) by the United States Patent and Trademark Office related to the Cox Patent Portfolio.

On May 21, 2013, Mirror Worlds Technologies, LLC, our wholly-owned subsidiary, acquired all of the patents previously owned by Mirror Worlds, LLC (which subsequently changed its name to Looking Glass LLC) including nine (9) issued United States patents and five (5) pending applications covering foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system (the “Mirror Worlds Patent Portfolio”).  The consideration we paid for the Mirror Worlds Patent Portfolio consisted of (i) $3,000,000 in cash, (ii) 5-year warrants to purchase 875,000 shares of our common stock at $1.40 per share, and (iii) 5-year warrants to purchase 875,000 shares of our common stock at $2.10 per share (see Note B[2] to our financial statements included in this quarterly report).  As part of the acquisition of the Mirror Worlds Patent Portfolio, we also entered into an agreement with Recognition Interface, LLC (“Recognition”), an entity that financed the commercialization of the Mirror Worlds Patent Portfolio prior to its sale to Mirror Worlds, LLC and also retained an interest in the licensing proceeds of the patent portfolio held by Mirror Worlds, LLC.  Pursuant to the terms of our agreement with Recognition, Recognition received (i) 5-year warrants to purchase 250,000 shares of our common stock at $1.40 per share, and (ii) 5-year warrants to purchase 250,000 shares of our common stock at $2.10 per share.  Recognition also received from us an interest in the net proceeds realized from the monetization of the Mirror Worlds Patent Portfolio as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; and (iii) 20% of any portion of the net proceeds in excess of $250 million.  In addition, Abacus and Associates, Inc., an entity affiliated with Recognition,  received  a  60-day  warrant  to  purchase  500,000  shares  of  our common stock at $2.05 per share which it exercised in full on July 22, 2013 resulting in proceeds to us of $1,025,000.  As a result of such warrant exercise and in accordance with our agreement with Recognition, we issued additional warrants to Recognition to purchase an aggregate of 250,000 shares of our common stock (125,000 shares at an exercise price of $2.10 per share and 125,000 shares at an exercise price of $1.40 per share) (see Note B[2] to our financial statements included in this quarterly report).

On May 22, 2013, through our wholly-owned subsidiary, Mirror Worlds Technologies, LLC, we initiated patent litigation against Apple, Inc., Microsoft, Inc., Hewlett-Packard Company, Lenovo Group Ltd., Lenovo (United States), Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics America, Inc. and Samsung Telecommunications America L.L.C., in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of U.S. Patent No. 6,006,227 (part of the Mirror Worlds Patent Portfolio we acquired) (see “Legal Proceedings” at pages 26-28 hereof).

On April 4, 2014, we initiated litigation against Google and YouTube in the United States District Court for the Southern District of New York for infringement of several of our patents within the Cox Portfolio relating to the identification of media content on the Internet.  The lawsuit alleges that Google and YouTube have infringed and continue to infringe certain of our patents by making, using, selling and offering to sell unlicensed systems and related products and services, which include YouTube’s Content ID system.

In September 2011, we initiated patent litigation against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent (see “Legal Proceedings” at page 27 hereof).  During the year ended December 31, 2012 and 2013 we settled the litigation against five (5) of the defendants.  On January 25, 2013, certain defendants in the aforementioned litigation filed a motion to stay the litigation pending completion or termination of the Inter Partes Review proceedings at the United States Patent and Trademark Office (see below and Notes D[2] and D[5] to the financial statements included in this quarterly report).  On March 5, 2013, the Court granted certain defendants’ motion and stayed the litigation pending the disposition of the Inter Partes Review proceedings.

As a result of a settlement in July 2010 of patent litigation we had initiated against Cisco Systems, Inc. and Cisco-Linksys, LLC (collectively “Cisco”), we entered into non-exclusive licenses for our Remote Power Patent with Cisco and the other defendants.  For the years ended December 31, 2013 and December 31, 2012, our royalty revenue from Cisco constituted 77% of our revenue.  For the three month period ended March 31, 2014 and March 31, 2013, our royalty review from Cisco constituted 91% and 86% of our revenue, respectively.  In accordance with our Settlement and License Agreement, dated May 25, 2011 (the “Agreement”), which expanded upon the July 2010 agreement, Cisco is obligated to pay us royalties (which began in the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent.  The royalty payments are subject to certain conditions including the continued validity of our Remote Power Patent.  Due to our annual royalty rate structure with Cisco which includes declining rates as the volume of PoE product sales increase during the year, royalties from Cisco are anticipated to be highest in the first quarter of the calendar year and decline for each of the remaining calendar quarters of the year.

In late December 2013 we exercised our right to audit the royalties paid to us by Cisco for the years 2012 and 2013 in accordance with our May 2011 license agreement with Cisco.  Royalty revenue from Cisco, our largest customer, constituted 77% of our revenue for the years ended December 31, 2013 and December 31, 2012.  While the Cisco audit has not been completed, as a result of the work of our auditors to date we believe it is likely that Cisco has not included all licensed products in their quarterly royalty reports to us as required by the license agreement.  Accordingly, we believe there will be additional royalties due us for 2012 and 2013 as well as the three months ended March 31, 2014, although we cannot be certain of this because the audit is not complete.  In addition, the amount of such additional royalties cannot be determined at this time.  Notwithstanding the aforementioned, since the audit has not been completed the final results of the audit are uncertain and it is possible that our auditors may obtain information inconsistent or contrary to the information they have obtained to date.  In general, under the terms of our license agreement with Cisco adjustments to royalty revenue (including under-payments or over-payments) from Cisco will be included in our financial statements for the period in which we receive such adjustments.  In accordance with the terms of our license agreement with Cisco, any additional royalty revenue we receive from Cisco as a result of the audit is limited to the difference between the annual cap ($8.0 million) and the actual royalties previously paid to us by Cisco for each such year.

On July 20, 2012, an unknown third party filed with the United States Patent and Trademark Office (“USPTO”) a request for ex parte reexamination of certain claims of our Remote Power Patent.  On September 5, 2012, the USPTO issued an order granting the reexamination.  The request for reexamination was stayed by the USPTO on December 21, 2012 pending the termination or completion of the Inter Partes Review proceedings at the USPTO involving our Remote Power Patent.  Avaya Inc., Dell Inc., Sony Corporation of America and Hewlett Packard Co. are petitioners in Inter Partes Review proceedings (which were joined together) (the “IPR Proceeding”) pending at the USPTO before the Patent Trial and Appeal Board (see “Legal Proceedings” at pages 27-28 of this quarterly report).  A hearing on the merits of the IPR Proceeding was held on January 9, 2014 and a decision is pending.  Petitioners in the IPR Proceeding seek to cancel certain claims of the Remote Power Patent as unpatentable.  In the event that the USPTO reaches a final determination in the IPR Proceeding or the ex parte reexamination (referenced above) that our Remote Power Patent is invalid, such a determination (unless overturned by the United States Court of Appeals for the Federal Circuit) would have a material adverse effect on our business, financial condition and results of operations as our entire current revenue stream is dependent upon the continued validity of our Remote Power Patent.

At March 31, 2014, we had net operating loss carryforwards (NOLs) totaling approximately $23,145,000 expiring through 2029, with a future tax benefit of approximately $7,869,000. At March 31, 2014 and March 31, 2013, $4,948,000 and $5,579,000, respectively, was recorded as a deferred tax asset on our balance sheet.  During the three months ended March 31, 2014, as a result of income (before taxes) for the quarter of $2,152,000, $756,000 was recorded as income tax expense and the deferred tax asset was reduced by $711,000 to $4,948,000. To the extent that we earn income in the future, we will report income tax expense and such expense attributable to federal income taxes will reduce the recorded income tax asset reflected on the balance sheet.  Management will continue to evaluate the recoverability of the NOL and adjust the deferred tax asset appropriately.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 Compared To Three Months Ended March 31, 2013

Revenue.  We had revenue of $4,491,000 for the three months ended March 31, 2014 as compared to revenue of $4,064,000 for the three months ended March 31, 2013, which was related to the receipt of royalties pursuant to license agreements for our Remote Power Patent.  The increase of $427,000 or 10.5% in revenue for the three months ended March 31, 2014 was primarily due to increased royalty revenue from Cisco, our largest licensee.

Cost of Revenue.  We had a cost of revenue of $1,314,000 and $1,225,000 for the three months ended March 31, 2014 and March 31, 2013, respectively.  Included in the cost of revenue for the three months ended March 31, 2014 were contingent legal fees of $1,048,000 payable to our patent litigation counsel (See Note B[1] to our financial statements included in this quarterly report) and $225,000 of incentive (royalty bonus) compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (See Note C[1] to our financial statements included in this quarterly report).  Included in the cost of revenue for the three months ended March 31, 2013 were contingent legal fees of $995,000 payable to our patent litigation counsel and $203,000 of incentive (royalty bonus) compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.

Gross Profit.  The gross profit for the three months ended March 31, 2014 was $3,177,000 as compared to $2,839,000 for the three months ended March 31, 2013.  The increased gross profit of $338,000 or 11.9% for the three months ended March 31, 2014 was primarily due to increased royalty revenue from Cisco, our largest licensee.

Operating Expenses.  Operating expenses for the three months ended March 31, 2014 were $1,034,000 as compared to $790,000 for the three months ended March 31, 2013.  General and administrative expenses include overhead expenses, and finance, accounting, legal and other professional services incurred by us.  General and administrative expenses decreased by $64,000 from $662,000 for the three months ended March 31, 2013 to $598,000 for the three months ended March 31, 2014, due primarily to decreased legal fees and costs.  Amortization of patents was $409,000 for the three months ended March 31, 2014 as compared to $16,000 for the three months ended March 31, 2013.  The increased cost of amortization of patents for the three months ended March 31, 2014 was due to our acquisition of thirteen (13) additional patents in 2013.

Interest Income.  Interest income for the three months ended March 31, 2014 was $9,000 as compared to interest income of $6,000 for the three months ended March 31, 2013.

Operating Income. We had an operating income of $2,143,000 for the three months ended March 31, 2014 compared with an operating income of $2,049,000 for the three months ended March 31, 2013.

Income Taxes (Benefit).  A provision for federal, state and local income taxes of $756,000 and $663,000, which included a $711,000 and $615,000 reduction in our deferred tax asset, were recorded for the three months ended March 31, 2014 and March 31, 2013, respectively.

Deferred Tax Benefit/NOLs. At March 31, 2014, we had net operating loss carryforwards (NOLs) totaling approximately $23,145,000 expiring through 2029, with a future tax benefit of approximately $7,869,000.  At March 31, 2014 and March 31, 2013, $4,948,000 and $5,579,000, respectively, were recorded as a deferred tax asset on our balance sheet.  During the three month period ended March 31, 2014 as a result of income

(before taxes) for the period of $2,152,000, $756,000 was recorded as income tax expense and the deferred tax asset was reduced by $711,000 to $4,948,000.  To the extent that we earn income in the future, we will report income tax expense and such expense attributable to federal income taxes will reduce the recorded income tax asset reflected on the balance sheet.  Management will continue to evaluate the recoverability of the NOL and adjust the deferred tax asset appropriately.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

Net Income.  As a result of the foregoing, we realized net income of $1,396,000 or $0.05 per share (basic) and $0.05 per share (diluted) for the three months ended March 31, 2014 compared with net income of $1,392,000 or $0.06 per share (basic) and $0.05 per share (diluted) for the three months ended March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from royalty revenue from licensing our Remote Power Patent.  In accordance with our patent litigation settlement achieved in July 2010, we received aggregate upfront payments of approximately $32 million (net proceeds of $22 million after payment of legal fees and expenses and bonus compensation) and Cisco agreed to pay us quarterly royalties (which began for the first quarter of 2011).  (See Note D[3] to our financial statements included in this quarterly report).  At March 31, 2014 our principal sources of liquidity consisted of cash and cash equivalents of approximately $18,362,000 and working capital of approximately $21,982,000.  We believe based on our current cash position and projected licensing revenue from our existing license agreements that we will have sufficient cash to fund our operations for the foreseeable future, although this may not be the case.

Working capital increased by $2,188,000 to $21,982,000 at March 31, 2014 as compared to working capital of $19,794,000 at December 31, 2013.  The increase in working capital was primarily due to an increase in royalty receivables.

We maintain our cash primarily in money market accounts.  We do not have any derivative financial instruments.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities except for the lease obligations set forth in Note B[5] to our financial statements included in this quarterly report.

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

Revenue Recognition:

We recognize revenue received from the licensing of our intellectual property in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" and related authoritative pronouncements.  Under this guidance, revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the license agreement, (iii) amounts are fixed or determinable and (iv) collectability of amounts is reasonably assured.

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

(b) Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

On April 4, 2014, we initiated litigation against Google and YouTube in the United States District Court for the Southern District of New York for infringement of several of our patents within our Cox Patent Portfolio which relate to the identification of media content on the Internet.  The lawsuit alleges that Google and YouTube have infringed and continue to infringe certain of our patents by making, using, selling and offering to sell unlicensed systems and related products and services, which include YouTube’s Content ID system.

On May 23, 2013, through our wholly-owned subsidiary Mirror Worlds Technologies, LLC, we initiated patent litigation in the United States District Court for the Eastern District of Texas, Tyler Division, against Apple, Inc., Microsoft, Inc., Hewlett-Packard Company, Lenovo Group Ltd., Lenovo (United States), Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics America, Inc. and Samsung Telecommunications America L.L.C., for infringement of the ‘227 Patent (one of the patents we acquired as part of the acquisition of the Mirror Worlds Patent Portfolio – see Note D[1] to our financial statements included in this quarterly report).  We seek, among other things, monetary damages based upon reasonable royalties.  The lawsuit alleges that the defendants have infringed and continue to infringe the claims of the ‘227 Patent by making, selling, offering to sell and using infringing products including Mac OS and Windows operating systems and personal computers and tablets that include versions of those operating systems, and by encouraging others to make, sell, and use these products.  In September 2013 and October 2013, the defendants filed their answers to our complaint. Defendants Apple and Microsoft, Inc. also filed counterclaims for a declaratory judgment of non infringement or our ‘227 Patent and invalidity of our ‘227 Patent.  On December 10, 2013, the litigation was severed into two consolidated actions, Mirror Worlds v. Apple, et al. (case no. 6:13-cv-419), and Mirror Worlds v. Microsoft, et., al., (case no. 6:13-cv-941).  On September 12, 2013, certain defendants filed a motion to transfer the litigation to the Western District of Washington.  The court has not yet ruled on this motion.

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

In September 2011, we initiated patent litigation against 16 data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  Named as defendants in the lawsuit, excluding affiliated parties, were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inc., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transition Networks, Inc.  We seek monetary damages based upon reasonable royalties.  In March 2012, we reached settlement agreements with defendants Motorola Solutions, Inc. ("Motorola") and Transition Networks, Inc. ("Transition Networks").  In October 2012, we reached a settlement with defendant GarretCom, Inc (“GarretCom”).  In February 2013, we reached settlement agreements with Allied Telesis, Inc. (“Allied Telesis”) and NEC Corporation (“NEC”).  As part of the settlements, Motorola, Transition Networks, GarretCom, Allied Telesis and NEC each entered into a non-exclusive license agreement for our Remote Power Patent pursuant to which each such defendant agreed to license our Remote Power Patent for its full term (which expires in March 2020) and pay a license initiation fee and quarterly or annual royalties based on their sales of PoE products.  On June 27, 2012, defendant Axis Communications made a motion to dismiss, or alternatively to sever, on the grounds of misjoinder.  Several defendants joined in the motion.  On July 16, 2012 we filed our opposition to the motion.  On January 17, 2013, the Court granted in part defendants’ motion by granting severance and consolidating all the actions for pre-trial issues, except venue.  On January 25, 2013, certain defendants filed a motion to stay the litigation pending completion or termination of the Inter Partes review proceedings at the United States Patent and Trademark Office (see below and Notes D[2] and D[5] to our financial statements included in this quarterly report).  On March 5, 2013, the Court granted certain defendants’ motion and stayed the litigation pending the disposition of the Inter Partes review proceeding described below.

On July 20, 2012, an unknown third party filed with the United States Patent and Trademark Office (“USPTO”) a request for ex parte reexamination of certain claims of our Remote Power Patent.  On September 5, 2012, the USPTO issued an order granting the reexamination.  The request for reexamination was stayed by the USPTO on December 21, 2012 pending the termination or completion of the Inter Partes review proceeding described below.  Should the USPTO reach a final determination that the Remote Power Patent is invalid (unless overturned by the Board of Patent Appeals and Interference or the United States Court of Appeals for the Federal Circuit), such a determination would have a material adverse effect on us as our entire current revenue stream is dependent upon the continued validity of our Remote Power Patent.

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

Our Annual Report on Form 10-K for the year ended December 31, 2013 includes a detailed discussion of our risk factors and should be carefully considered by investors.  An additional risk factor has been added as set forth below.

It may be difficult for us to verify royalty amounts owed to us under our license agreement with Cisco and our other licensees, and this may cause us to lose potential revenue.

The standard terms of our royalty bearing license agreements require our licensees to report the sale of licensed products and report this data to us in most cases on a quarterly basis.  Although our standard license terms give us the right to audit books and records of our licensees to verify this information, audits can be expensive, time consuming, incomplete and subject to dispute.  From time to time, we may audit certain of our licensees (as is currently the case with Cisco as referenced below) to verify independently the accuracy of the information contained in their royalty reports in an effort to decrease the likelihood that we will not receive the royalty revenues to which we are entitled under the terms of our license agreements.  However, we cannot give assurances that these audits will be frequent enough and/or effective to that end.  There is no certainty that we will receive additional royalty revenue from an audit and in some cases there may be an over-payment which will be credited against future royalties under our license agreements.

In late December 2013 we exercised our right to audit the royalties paid to us by Cisco for the years 2012 and 2013 in accordance with our May 2011 license agreement with Cisco.  Royalty revenue from Cisco, our largest customer, constituted 77% of our revenue for the years ended December 31, 2013 and December 31, 2012.  While the Cisco audit has not been completed, as a result of the work of our auditors to date we believe it is likely that Cisco has not included all licensed products in their quarterly royalty reports to us as required by the license agreement.  Accordingly, we believe there will be additional royalties due us for 2012 and 2013 as well as the three months ended March 31, 2014, although we cannot be certain of this because the audit is not complete.  In addition, the amount of such additional royalties cannot be determined at this time.  Notwithstanding the aforementioned, since the audit has not been completed the final results of the audit are uncertain and it is possible that our auditors may obtain information inconsistent or contrary to the information they have obtained to date.  In general, under the terms of our license agreement with Cisco adjustments to royalty revenue (including under-payments or over-payments) from Cisco will be included in our financial statements for the period in which we receive such adjustments.  In accordance with the terms of our license agreement with Cisco, any additional royalty revenue we receive from Cisco as a result of the audit is limited to the difference between the annual cap ($8.0 million) and the actual royalties previously paid to us by Cisco for each such year.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Issuances of Unregistered Securities.

There were no such issuances during the three month period ended March 31, 2014.

Stock Repurchases

On August 22, 2011, we announced that our Board of Directors approved a share repurchase program to repurchase up to $2,000,000 of shares of our common stock over the next 12 months ("Share Repurchase Program").  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in our discretion.  The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors.  The Share Repurchase Program may be increased, suspended or discontinued at any time.  On January 31, 2012, the Board of Directors increased the Share Repurchase Program to purchase up to an additional $2,000,000 (or an aggregate of $4,000,000) of our common stock over the next 12 month period.  On January 24, 2013, the Board of Directors further increased the Share Repurchase Program to purchase up to an additional $1,000,000 (or an aggregate of $5,000,000) of our common stock over the next 12 months.  On December 10, 2013, the Board of Directors further increased the Share Repurchase Program up to an additional $2,000,000 of shares of common stock over the next 12 months (for a total of up to $7,000,000 since inception of the Share Repurchase Program).  During the three month period ended March 31, 2014, we repurchased 123,500 shares at an average price per share of $1.62 or an aggregate cost of approximately $200,221.

During the months of January, February and March 2014, we repurchased common stock pursuant to our Share Repurchase Program as indicated below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs1
January 1 to January 31, 2014	123,500	$1.62	123,500	$2,482,161
February 1 to February 29, 2014	-0-	—	-0-	$2,482,161
March 1 to March 31, 2014	-0-	—	-0-	$2,482,161

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits

   (a) Exhibits

31.1	Controls and Procedure Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Controls and Procedure Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Temporary Hardship Exemption Provided by Rule 201.*

101	Interactive data files:**

101.INS	XBRL Instance Document

101.SCH	XBRL Scheme Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

______________________
*	Filed herewith
**	To be furnished by amendment pursuant to the Temporary Hardship Exemption provided by Rule 201 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK-1 TECHNOLOGIES, INC.

Date: May 15, 2014	By:	/s/ Corey M. Horowitz
Corey M. Horowitz
Chairman and Chief Executive Officer

Date: May 15, 2014	By:	/s/ David C. Kahn
David C. Kahn
Chief Financial Officer