Form 10-Q
period 2014-09-30
NETWORK 1 TECHNOLOGIES INC
filed 2014-11-12
CIK 1065078

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of Common Stock, $.01 par value per share, outstanding as of November 12, 2014 was 24,474,336.

NETWORK-1 TECHNOLOGIES, INC.

Form 10-Q INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (unaudited)	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	34

Item 5.	Other Information	34

Item 6.	Exhibits	34

SIGNATURES		36

PART 1  FINANCIAL INFORMATION

Item 1.  Financial Statements

NETWORK-1 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

	September 30,	December 31,
	2014	2013

ASSETS:

CURRENT ASSETS:
Cash and cash equivalents	$19,193,000	$18,938,000
Marketable securities	514,000	530,000
Royalty receivables	1,319,000	814,000
Other current assets	156,000	276,000

Total Current Assets	$21,182,000	20,558,000

OTHER ASSETS:
Deferred tax asset	$4,128,000	5,659,000
Patents, net of accumulated amortization	3,988,000	5,136,000
Other investments	481,000	196,000
Security deposits	19,000	19,000

Total Other Assets	8,616,000	11,010,000

TOTAL ASSETS	$29,798,000	$31,568,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:

CURRENT LIABILITIES:
Accounts payable	$88,000	$136,000
Accrued expenses	562,000	628,000

TOTAL LIABILITIES	650,000	764,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock - $0.01 par value; authorized 50,000,000 shares;
24,829,336 and 25,854,548 shares issued and outstanding at
September 30,2014 and December 31,2013, respectively	248,000	259,000

Additional paid-in capital	$60,859,000	$61,129,000
Accumulated deficit	(31,913,000)	(30,553,000)
Other comprehensive loss	(46,000)	(31,000)

TOTAL STOCKHOLDERS' EQUITY	29,148,000	30,804,000

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$29,798,000	$31,568,000

See notes to unaudited condensed consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

ROYALTY REVENUE	$1,367,000	$1,227,000	$11,024,000	$7,198,000
COST OF REVENUE	337,000	345,000	3,157,000	2,117,000
GROSS PROFIT	1,030,000	882,000	7,867,000	5,081,000
OPERATING EXPENSES:
General and Administrative	668,000	738,000	1,881,000	1,933,000
Depreciation and Amortization	408,000	418,000	1,226,000	668,000
Non-Cash Compensation	45,000	70,000	207,000	326,000

TOTAL OPERATING EXPENSES	1,121,000	1,226,000	3,314,000	2,927,000

OPERATING INCOME (LOSS)	(91,000)	(344,000)	4,553,000	2,154,000

OTHER INCOME:
Interest income, net	8,000	9,000	29,000	27,000

INCOME (LOSS) BEFORE INCOME TAXES	(83,000)	(335,000)	4,582,000	2,181,000

INCOME TAXES (BENEFIT)
Current	(12,000)	(3,000)	90,000	23,000
Deferred	(35,000)	(124,000)	1,531,000	192,000
Total Income Taxes (Benefits)	(47,000)	(127,000)	1,621,000	215,000

NET INCOME (LOSS)	$(36,000)	$(208,000)	$2,961,000	$1,966,000

Net Income per share
Basic	$(0.00)	$(.01)	$0.12	$0.08
Diluted	$(0.00)	$(.01)	$0.11	$0.07

Weighted average number of common shares outstanding:
Basic	24,942,874	25,792,387	25,396,573	25,387,348
Diluted	24,942,874	25,792,387	27,610,979	27,462,358

NET INCOME (LOSS)	$(36,000)	$(208,000)	$2,961,000	$1,966,000

OTHER COMPREHENSIVE LOSS NET OF TAX Unrealized loss arising during period	(5,000)	(1,000)	(15,000)	(15,000)

COMPREHENSIVE INCOME (LOSS)	$(41,000)	$(209,000)	$2,946,000	$1,951,000

See notes to unaudited condensed consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOW
UNAUDITED

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,961,000	$1,966,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of Patents	1,226,000	668,000
Stock based compensation	207,000	326,000
Deferred tax provision	1,531,000	192,000
Non-cash royalty revenue	—	(70,000)

Source (use) of cash from changes in operating assets and liabilities:
Royalty receivables	(505,000)	(368,000)
Other assets	120,000	39,000
Accounts payable	(48,000)	(125,000)
Accrued expenses	(66,000)	(133,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,426,000	2,495,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of patents and other assets	(78,000)	(4,271,000)
Investments	(285,000)	(196,000)

NET CASH USED IN INVESTING ACTIVITIES	(363,000)	(4,467,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Value of shares delivered to fund withholding taxes on exercise of options	(1,064,000)	(486,000)
Repurchase of common stock	(3,259,000)	(1,017,000)
Repurchase of Warrants	(505,000)	—
Proceeds from exercise of options and warrants	20,000	1,076,000

NET CASH USED IN FINANCING ACTIVITIES	(4,808,000)	(427,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	255,000	(2,399,000)

CASH AND CASH EQUIVALENTS, beginning of period	18,938,000	21,983,000

CASH AND CASH EQUIVALENTS, end of period	$19,193,000	$19,584,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$—	$—
Taxes	$26,000	$98,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of shares and warrants issued to purchase patents	$—	$1,617,000

See notes to unaudited condensed consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS:

[1] BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of the management of Network-1 Technologies, Inc. (the "Company"), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 2014, and the results of its operations and comprehensive income and its cash flows for the three and nine month periods ended September 30, 2014 and September 30, 2013.  The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2013 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2014. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of operations to be expected for the full year.  The accompanying financial statements include accounts of the Company and its wholly-owned subsidiary, Mirror Worlds Technologies, LLC.

[2] BUSINESS:

The Company is engaged in the development, licensing and protection of its intellectual property assets.  The Company presently owns twenty-two (22) patents that relate to various technologies including patents covering (i) the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) enabling technology for identifying media content on the Internet and taking further action to be performed based on such identification including, among others, the insertion of advertising and the facilitation of the purchase of goods and services related to such content; and (iv) systems and methods for the transmission of audio, video and data over computer and telephony networks in order to achieve high quality of service (QoS).  The Company has been actively engaged in licensing its remote power patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the “Remote Power Patent”).  The Company has entered into sixteen (16) license agreements with respect to its Remote Power Patent.  The Company’s current strategy includes continuing to pursue licensing opportunities for its Remote Power Patent and its efforts to monetize two patent portfolios (the Cox and Mirror Worlds patent portfolios) acquired by the Company in 2013 (see Note B[2]).  The Company’s acquisition strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as the Company has achieved with respect to its Remote Power Patent.  The Company’s Remote Power Patent has generated licensing revenue in excess of $65,000,000

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS (continued)

from May 2007 through September 30, 2014.  The Company continually reviews opportunities to acquire or license additional intellectual property.  In addition, the Company may enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.  The Company has been dependent upon royalty revenue from license of its Remote Power Patent to fund its operations.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company’s unaudited condensed consolidated financial statements include the valuation of warrants and stock-based payments, deferred income taxes, income tax payable and valuation of other investments.  Actual results could be materially different from those estimates, upon which the carrying values were based.

Patents

The Company owns patents that relate to various technologies.  The Company capitalizes the costs associated with acquisition, registration and maintenance of its patents and amortize these assets over their remaining useful lives on a straight-line basis.  Any further payments made to maintain or develop the patents would be capitalized and amortized over the balance of the useful life for the patents.

Revenue Recognition

The Company recognizes revenue received from the licensing of its intellectual property in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB No. 104") and related authoritative pronouncements. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the license agreement, (iii) amounts are fixed or determinable, and (iv) collectibility of amounts is reasonably assured.  The Company relies on royalty reports received from third party licensees to record its revenue.  From time to time the Company may audit royalties reported from licensees as the Company did with respect to Cisco Systems, Inc. (See Note M). Any adjusted royalty revenue as a result of such audits is recorded by the Company in the period in which such adjustment is agreed to by the Company and the licensee or otherwise determined.

Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740, “Income Taxes” (ASC 740), which requires the Company to use the assets and liability method of accounting for income taxes. Under the assets and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forward. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

ASC 740-10, “Accounting for Uncertainty in Income Taxes,” defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

United States federal, state and local income tax returns prior to 2011 are not subject to examination by any applicable tax authorities.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with US GAAP, which requires presentation of basic and diluted earnings (loss) per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts, such as warrants and options to purchase common stock were exercised. Common stock equivalents having an anti-dilutive effect on earnings per share are excluded from the calculation of diluted earnings per share. Diluted loss per share is the same as basic loss per share since the addition of any contingently issuable shares would be anti-dilutive.

Financial Instruments

US GAAP regarding fair value of financial instruments and related fair value measurements define fair value, establish a three-level valuation hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The three levels of inputs are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to the valuation methodology are unobservable.

The carrying value of cash, marketable securities, royalty receivable, other assets, accounts payable, and accrued expenses approximates fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.  It was not practicable to determine the fair value of the Company’s investment in Lifestreams Technologies Corporation as it has no readily determinable market value (See Note H).

NOTE C – STOCK BASED COMPENSATION

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

On April 9, 2014, the Company issued 5-year stock options as an annual grant to each of its three non-management directors to purchase 35,000 shares of common stock at an exercise price of $1.65 per share.  Such options vested 8,750 shares on the date of grant and 8,750 shares in three equal quarterly amounts which began on June 30, 2014, subject to continued service on the Board of Directors.  The Company recorded $49,000 in non-cash compensation expense in connection with the vested portion of these options for the nine month period ended September 30, 2014.

During the nine month period ended September 30, 2014 and September 30, 2013, the Company recorded non-cash compensation expense of $81,000, for the vested portion of 10-year stock options to purchase 500,000 shares issued to the Company’s Chairman and Chief Executive Officer in November 2012.  During the nine month period ended September 30, 2013, the Company recorded non-cash compensation expense of $37,000 for the vested portion of 10-year stock options to purchase 750,000 shares of its common stock issued to the Company’s Chairman and Chief Executive Officer in June 2009.  In addition, during the nine month period ended September 30, 2014 and September 30, 2013, the Company recorded non-cash compensation expense of $77,000 and $129,000, respectively, for the vested portion of stock options granted to its Chief Financial Officer, directors and consultants in prior years.

During the nine month period ended September 30, 2014, the Company’s Chairman and Chief Executive Officer exercised stock options to purchase an aggregate of 1,517,500 shares of common stock at exercise prices of $0.25 per share (1,100,000 shares) and $0.68 per share (417,500 shares).  All such shares were exercised on a cashless (net exercise) basis by delivery to the Company of an aggregate of 292,618 shares of common stock.  In addition, the Chairman and Chief Executive Officer delivered to the Company an aggregate of 516,288 shares of common stock with an aggregate value of $986,110 to fund payroll withholding taxes with respect to such option exercises.  As a result of the aforementioned stock option exercises, the Chairman and Chief Executive Officer received 708,594 net shares of the Company’s common stock.

NOTE C - STOCK-BASED COMPENSATION (continued)

During the nine month period ended September 30, 2014, the Company’s Executive Vice President exercised a stock option to purchase 75,000 shares of the Company’s common stock at an exercise price of $0.68 per share.  The option was exercised on a cashless (net exercise) basis by delivery to the Company of 31,098 shares of common stock.  In addition, 16,968 shares were delivered to the Company with an aggregate value of $27,828 to fund payroll withholding taxes on exercise, resulting in net shares of 26,934 issued to the Company’s Executive Vice President with respect to such option exercise.

On June 19, 2013, the Company issued to a director a 5-year stock option to purchase 300,000 shares of its common stock, at an exercise price of $1.88 per share, for service as the sole member of the Company’s Strategic Development Committee.  The shares underlying such option vested 100,000 shares on the date of grant, 100,000 shares on June 19, 2014 and 100,000 shares will vest on June 19, 2015.  The Company recorded $75,000 in non-cash compensation in connection with the vested portion of the option for the nine month period ended September 30, 2014 and September 30, 2013.

During the nine month period ended September 30, 2013, the Company issued stock options as an annual grant to each of its then four non-management directors to purchase 25,000 shares of common stock at an exercise price of $1.19 per share.  Such options vested over a one year period in equal quarterly amounts of 6,250 shares beginning April 24, 2013, subject to continued service on the Board of Directors (the vesting was accelerated for one of the directors following his resignation from the Board of Directors in August 2013).  The Company recorded $39,000 in non-cash compensation in connection with the vested portion of these options for the nine month period ended September 30, 2013.

During the nine month period ended September 30, 2013, the Company’s Chairman and Chief Executive Officer, Chief Financial Officer and an employee (who subsequently became Executive Vice President) exercised stock options to purchase an aggregate of 1,125,000, 10,000 and 52,500 shares, respectively, of the Company’s common stock at an exercise price of $0.68 per share.  All such options were exercised on a cashless (net exercise) basis (except for the option to purchase 10,000 shares by the Chief Financial Officer) by delivery to the Company of an aggregate of 396,373 and 18,497 shares of common stock, respectively.  In addition, 241,540 and 10,201 shares of common stock were delivered to the Company with an aggregate value of $466,617 and $19,688 to fund payroll withholding taxes with respect to such option exercises.  As result of the aforementioned stock option exercises, the Chairman and Chief Executive Officer and the employee received net shares of 487,087 and 23,802, respectively.

NOTE C - STOCK-BASED COMPENSATION (continued)

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model.  On the date of grant, the following weighted average assumptions were utilized as follows:

	NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013
Risk-free interest rates Expected option life in years Expected stock price volatility Expected dividend yield	1.65% 5 years 42.65% -0-	0.78% - 1.24% 5 years 43.54% - 44.31% -0-

NOTE D - INCOME TAXES

At September 30, 2014, the Company had net operating loss carryforwards (NOLs) totaling approximately $22,862,000 expiring through 2029, with a future tax benefit of approximately $7,773,000.  At September 30, 2014 and December 31, 2013, $4,128,000 and $5,659,000, respectively, were recorded as a deferred tax asset on the Company's balance sheet.  During the nine month period ended September 30, 2014 as a result of income (before taxes) for the period of $4,582,000, $1,621,000 was recorded as income tax expense and the deferred tax asset was reduced by $1,531,000 to $4,128,000.  To the extent that the Company has taxable income in the future, it will report income tax expense and such expense attributable to federal income taxes will reduce the deferred tax asset reflected on the accompanying condensed consolidated balance sheets.  Management will continue to evaluate the recoverability of the Company’s NOLs and adjust the deferred tax asset accordingly.  Utilization of NOLs can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

NOTE E – EARNINGS (LOSS) PER SHARE

Basic Earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. Potential shares of 3,700,000 and 7,207,500 at September 30, 2014 and September 30, 2013, respectively, consisted of options and warrants.  Computations of basic and diluted weighted average common shares outstanding are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013

Weighted-average common shares outstanding – basic	25,396,573	25,387,348	24,942,874	25,792,387
Dilutive effect of options and warrants	2,214,406	2,075,010	—	—
Weighted-average common shares outstanding – diluted	27,610,979	27,462,358	24,942,874	25,792,387
Options and Warrants excluded from the computation of diluted income (loss) per share because the effect of inclusion would have been anti-dilutive	1,485,594	5,132,490	3,700,000	7,207,500

NOTE F - CASH EQUIVALENTS

The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC").  At September 30, 2014, the Company maintained cash balance of $18,938,000 in excess of FDIC limits.

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Cash and cash equivalents as of September 30, 2014 and December 31, 2013 are composed of:

	September 30, 2014	December 31, 2013

Cash	$3,409,000	$1,903,000
Money market fund	15,784,000	17,035,000
Total	$19,193,000	$18,938,000

NOTE G - MARKETABLE SECURITIES

Marketable securities are classified as available-for-sale and are recorded as fair market value.  Unrealized gain and losses are reported as other comprehensive income or loss.  Realized gains and losses are reclassified from other comprehensive income or loss to net income or loss in the period they are realized.  The Company's marketable securities consist of a corporate bond (face value $500,000) with a 5% coupon and term of greater than three months when purchased.  The Company’s marketable securities mature in June 2015.

NOTE H – OTHER INVESTMENTS

In May 2013, as part of the acquisition of the Mirror Worlds portfolio (see Note B[2]), the Company acquired from Mirror Worlds, LLC 250,000 shares of common stock of Lifestreams Technologies Corporation (“Lifestreams”), a company engaged in the development of next generation applications and methodologies designed to organize and display digital data.  In July 2013, the Company made an additional investment of $50,000 in Lifestreams as part of a financing and received 123,456 shares of Series A preferred stock and, as part of an amended license agreement between the Company’s subsidiary and Lifestreams, the Company received a warrant to purchase 1,305,000 shares of common stock of Lifestreams.  The warrant was valued at $70,000 based on the Black-Scholes option model and recorded as non-cash royalty income for the three and nine months ended September 30, 2013.  In March 2014, the Company made an additional investment of $95,000 in Lifestreams in the form of a convertible note as part of the first tranche of an aggregate investment of $380,200 of convertible notes.  In May 2014 and August 2014, the Company made additional investments of $95,000 each as part of the second and third tranche of the investment.  The convertible notes are due March 31, 2015 and shall automatically convert into shares of preferred stock upon a Lifestreams “qualified” equity financing (at least $3.0 million).  Since the Company owns less than 20% of the outstanding equity of Lifestreams at September 30, 2014 and does not have significant influence or control, the Company’s investment in Lifestreams is recorded at cost. It was not practicable to determine the fair value of the Company's investment in Lifestreams as it had no readily determinable market value. At September 30, 2014, the Company’s investment in Lifestreams, which is included in Other Investments on the condensed consolidated balance sheets, consists of the following:

NOTE H – OTHER INVESTMENTS (continued)

	Number of Shares	Carrying Value
Common Stock	250,000	$76,000
Series A Preferred Stock	123,456	50,000
Warrants	1,305,000	70,000
Convertible Notes	—	285,000
		$481,000

NOTE I – COMMITMENTS AND CONTINGENCIES

[1] Legal Fees:

Russ, August & Kabat provides legal services to the Company with respect to its pending patent litigation filed in April 2014 against Google and YouTube in the United States District Court for the Southern District of New York relating to certain patents within the Company’s Cox Patent Portfolio (as defined in Note B[2] hereof).  The terms of the Company’s agreement with Russ, August & Kabat provides for legal fees on a full contingency basis ranging from 15% to 30% of the net recovery (after deduction of expenses) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved.  The Company is responsible for all of the expenses incurred with respect to this litigation.  Dovel & Luner, LLP provides legal services to the Company with respect to its patent litigation commenced in May 2013 against Apple, Inc., Microsoft, Inc. and other major vendors of document system software and computer systems in the United States District Court of Texas, Tyler Division, for infringement of U.S. Patent No. 6,006,227 (see Note D[1] hereof).  The terms of the Company’s agreement with Dovel & Luner LLP provide for legal fees on a contingency basis ranging from 25% to 40% of the net recovery (after deduction of expenses) depending upon the stage of proceeding in which a result (settlement or judgment) is achieved, subject to certain agreed upon contingency fee caps depending upon the amount of the net recovery.  The Company is responsible for a certain portion of the expenses incurred with respect to the litigation.

Dovel & Luner, LLP provides legal services to the Company with respect to the Company’s pending patent litigation filed in September 2011 against eleven (11) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler (see Note D[3]).  The terms of the Company’s agreement with Dovel & Luner LLP essentially provides for legal fees on a full contingency basis ranging from 12.5% to 35% (with certain exceptions) of the net recovery (after deduction for expenses) depending on the stage of the preceding in which a result (settlement or judgment) is achieved.  For the nine month period ended September 30, 2014 and September 30, 2013, the Company accrued aggregate contingent legal fees with respect to the litigation of $23,000 and $181,000, respectively, to Dovel & Luner.  The Company is responsible for a certain portion of the expenses incurred with respect to the litigation.

NOTE I – COMMITMENTS AND CONTINGENCIES (continued)

Dovel & Luner, LLP provided legal services to the Company with respect to the litigation settled in July 2010 against several major data networking equipment manufacturers (see Note D[2]).  The terms of the Company’s agreement with Dovel & Luner, LLP with respect to this litigation provided for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of 24% (based on the settlement being achieved at the trial stage).  As a result of the royalty payments payable quarterly by Cisco in accordance with the Company’s settlement and license agreement with Cisco (see Note D[4]), the Company has an obligation to pay Dovel & Luner 24% of such royalties received.  During the nine months ended September 30, 2014 and September 30, 2013, the Company incurred aggregate legal fees to Dovel & Luner, LLP of approximately $2,461,000 and $1,479,000, respectively, with respect to the aforementioned litigation.

With respect to the Company’s litigation against D-Link, which was settled in May 2007, the Company utilized the services of Blank Rome, LLP on a full contingency basis.  In accordance with the Company’s contingency fee agreement with Blank Rome LLP, once the Company recovers its expenses related to the litigation (which were recovered in the first quarter of 2013), the Company is obligated to pay legal fees to Blank Rome LLP equal to 25% of the royalty revenue received by the Company from its license agreement with D-Link.  During the nine month period ended September 30, 2014 and September 30, 2013, the Company accrued legal fees to Blank Rome LLP of $42,000 and $24,000, respectively.

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

On May 21, 2013, the Company’s wholly-owned subsidiary, Mirror Worlds Technologies, LLC, acquired all of the patents previously owned by Mirror Worlds, LLC (which subsequently changed its name to Looking Glass LLC), consisting of nine (9) issued United States patents and five (5) pending applications covering foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system.  As consideration for the patent acquisition, the Company paid Looking Glass LLC $3,000,000 in cash, and issued 5-year warrants to purchase an aggregate of 1,750,000 shares of the Company’s common stock (875,000 shares of common stock at an exercise price of $1.40 per share and 875,000 shares of the Company’s common stock at an exercise price of $2.10 per share) (the “Looking Glass Warrants”).  Professional fees and filing fees of $409,000 were capitalized as part of the patent acquisition.  On June 3, 2014, the Company repurchased the Looking Glass Warrants from Looking Glass for $505,000.  As part of the acquisition of the Mirror Worlds patents, the Company also entered into an agreement with Recognition Interface, LLC (“Recognition”), an entity that financed the commercialization of the patent portfolio prior to its sale to Mirror Worlds, LLC and also retained an interest in the licensing proceeds of the patent portfolio held

NOTE I – COMMITMENTS AND CONTINGENCIES (continued)

by Mirror Worlds, LLC.  Pursuant to the terms of the Company’s agreement with Recognition, Recognition received (i) 5-year warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.40 per  share, and (ii) 5-year warrants to purchase 250,000 shares of common stock at an exercise price of $2.10 per share.  Recognition also received from the Company an interest in the net proceeds realized from the monetization of the patent portfolio as follows: (i) 10% of the first $125 million of net proceeds, (ii) 15% of the next $125 million of net proceeds, (iii) and 20% of any portion of the net proceeds in excess of $250 million. In addition, Abacus and Associates, Inc. (“Abacus”), an investment entity affiliated with Recognition,  received a 60-day warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $2.05 per share.  In accordance with the Company’s agreement with Recognition, as a result of the exercise of the 60-day warrant by Abacus in July 2013, additional 5-year warrants to purchase an aggregate of 250,000 shares of the Company’s common stock were issued to Recognition (125,000 shares at an exercise price of $2.10 per share and 125,000 shares at an exercise price of $1.40 per share).

[3] Amended Patent Purchase Agreement:

In January 2005, the Company and Merlot Communications, Inc., the successor of which is BAXL Technologies, Inc. (the “Seller”), amended the Patent Purchase Agreement originally entered into in November 2003 (the "Amendment") pursuant to which the Company paid an additional purchase price of $500,000 to Seller for the restructuring of future contingent payments to Seller from the licensing or sale of the patents (including the Remote Power Patent and the QoS family of patents).  The Amendment provided for future contingent payments by the Company to Seller of $1.0 million upon achievement of $25 million of Net Royalties (as defined) which payment was made in 2012, an additional $1.0 million contingent upon achievement of $50 million of Net Royalties and an additional $500,000 contingent upon achievement of $62.5 million of Net Royalties from the licensing or sale of the patents acquired from Seller.

[4] Services Agreement:

Pursuant to an agreement, dated November 30, 2004, between the Company and ThinkFire Services USA, Ltd. (“ThinkFire”), the Company is obligated to pay ThinkFire fees from royalty payments received from certain licensees in consideration for services performed on behalf of the Company.  During the nine month periods ended September 30, 2014 and September 30, 2013, the Company accrued fees of approximately $81,000 and $77,000, respectively, with respect to its obligation to ThinkFire.

[5] Lease Agreements:

The Company currently leases office space in New York, New York at a cost of $3,600 per month pursuant to a lease expiring on November 30, 2014.  The Company anticipates entering into an extension of this lease on substantially the same terms.

NOTE I – COMMITMENTS AND CONTINGENCIES (continued)

In June 2011, the Company entered into a four-year lease agreement commencing July 18, 2011 to rent office space, consisting of approximately 2,400 square feet, for offices in New Canaan, Connecticut.  The Company pays a base rent of $7,000 per month which is subject to annual adjustments to reflect increases in real estate taxes and operating expenses.

In May 2013, Mirror Worlds Technologies, LLC, the Company’s wholly-owned subsidiary, entered into a one year lease, at a base rent of $620 per month, to rent office space consisting of approximately 420 square feet in Tyler, Texas. On January 7, 2014, the lease was renewed for a fifteen (15) month period expiring on April 30, 2015.

NOTE J - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

 [1] On November 1, 2012, the Company entered into an employment agreement (the “Agreement”) with its Chairman and Chief Executive Officer for a one year term (which shall automatically be extended for two successive one year periods unless terminated by the Company) at an annual base salary of $415,000.  The Agreement established an annual target bonus of $150,000 for the Chairman and Chief Executive Officer based on performance criteria to be established on an annual basis by the Board of Directors (or compensation committee).  For the year ended December 31, 2013, the Chairman and Chief Executive Officer received an annual cash bonus of $175,000.  In connection with the Agreement, the Chairman and Chief Executive Officer was issued a ten year option to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.19 per share, which vests in equal quarterly amounts of 41,667 shares beginning November 1, 2012 through August 31, 2015, subject to acceleration upon a change of control.  The Chairman and Chief Executive Officer shall forfeit the balance of unvested shares if his employment has been terminated “For Cause” (as defined) by the Company or by him without "Good Reason" (as defined).  Under the terms of the Agreement, the Chairman and Chief Executive Officer also receives incentive compensation in an amount equal to 5% of the Company’s gross royalties or other payments or proceeds (without deduction of legal fees or any other expenses) with respect to its Remote Power Patent and a 10% net interest (gross royalties and other payments or proceeds after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company’s royalties and other payments with respect to its other patents besides the Remote Power Patent (the “Additional Patents”) (the “Incentive Compensation”).  During the nine months ended September 30, 2014 and September 30, 2013, the Chairman and Chief Executive Officer earned Incentive Compensation of $550,000 and $356,000, respectively.  The Incentive Compensation shall continue to be paid to the Chairman and Chief Executive Officer for the life of each of the Company’s patents with respect to licenses entered into with third parties during the term of his employment or at anytime thereafter, whether he is employed by the Company or not; provided, that, the Chairman and Chief Executive Officer’s employment has not been terminated by the Company “For Cause” (as defined) or terminated by him without “Good Reason” (as defined).  In the event of a merger or sale of substantially all of the assets of the Company, the Company has the option to extinguish the right of the Chairman and Chief Executive Officer to receive future Incentive Compensation by payment to him of a lump sum payment, in an amount equal to the fair market value of such future interest as determined by an independent third party expert if the parties do not reach agreement as to such value.  In the event that the Chairman and Chief Executive Officer’s employment is terminated by the Company “Other Than For Cause” (as defined) or by him for “Good Reason” (as defined), the Chairman and Chief Executive Officer shall also be entitled to

NOTE J - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS (continued)

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

NOTE K – LEGAL PROCEEDINGS

[1] On April 4, 2014, the Company initiated litigation against Google and YouTube in the United States District Court for the Southern District of New York for infringement of several of its patents within the Company’s Cox Patent Portfolio which relate to the identification of media content on the Internet.  The lawsuit alleges that Google and YouTube have infringed and continue to infringe certain of the Company’s patents by making, using, selling and offering to sell unlicensed systems and related products and services, which include YouTube’s Content ID system.

NOTE K – LEGAL PROCEEDINGS (continued)

[2] On May 23, 2013, through the Company’s wholly-owned subsidiary Mirror Worlds Technologies, LLC, the Company initiated patent litigation in the United States District Court for the Eastern District of Texas, Tyler Division, against Apple, Inc., Microsoft, Inc., Hewlett-Packard Company, Lenovo Group Ltd., Lenovo (United States), Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics America, Inc. and Samsung Telecommunications America L.L.C., for infringement of the U.S. Patent No. 6,006,227 (the “227 Patent”) (one of the patents the Company acquired as part of the acquisition of the Mirror Worlds patent portfolio).  The Company seeks, among other things, monetary damages based upon reasonable royalties.  The lawsuit alleges that the defendants have infringed and continue to infringe the claims of the ‘227 Patent by making, selling, offering to sell and using infringing products including Mac OS and Windows operating systems and personal computers and tablets that include versions of those operating systems, and by encouraging others to make, sell, and use these products.  In September 2013 and October 2013, the defendants filed their answers to the Company’s complaint. Defendants Apple and Microsoft, Inc. also filed counterclaims for a declaratory judgment of non infringement of the Company’s ‘227 Patent and invalidity of its ‘227 Patent.  In December 2013, the litigation was severed into two consolidated actions, Mirror Worlds v. Apple, et. al. and Mirror Worlds v. Microsoft, et. al. In September 2013, certain defendants filed a motion to stay the Company’s claims against Microsoft’s customers and transfer the litigation to the Western District of Washington, which was denied by the Court in September 2014.  On October 23, 2014, the defendants in the Mirror Worlds v. Microsoft, et. al. action filed a Petition for a Writ of Mandamus in the United States Court of Appeals for the Federal Circuit directing the District Court to (i) stay the Company’s claims against Microsoft’s customers, and (ii) transfer the case against Microsoft and its customers to the Western District of Washington.  A Markman hearing for the two consolidated actions is scheduled for November 13, 2014 and trial dates have been scheduled for March 2016.

[3]  In September 2011, the Company initiated patent litigation against 16 data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of its Remote Power Patent.  Named as defendants in the lawsuit, excluding related parties, were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inc., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transitions Networks, Inc.  Network-1 seeks monetary damages based upon reasonable royalties.  During the year ended December 31, 2012, the Company reached settlement agreements with defendants Motorola Solutions, Inc. ("Motorola"), Transition Networks, Inc. ("Transition Networks") and GarretCom, Inc. (“GarretCom”).  In February 2013, the Company reached settlement agreements with Allied Telesis, Inc. (“Allied Telesis”) and NEC Corporation (“NEC”).  As part of the settlements, Motorola, Transition Networks, GarretCom, Allied Telesis and NEC each entered into a non-exclusive license agreement for the Company’s Remote Power Patent pursuant to which each such defendant agreed to license the Remote Power Patent for its full term (which expires in March 2020) and pay a license initiation fee and quarterly or annual royalties based on their sales of PoE products.  On March 5, 2013, the Court granted the motion of certain of the defendants to stay the litigation until application of a party following completion of the Inter Partes Review proceeding described in Note D[6] below.  On September 11, 2014, the Company filed a motion to lift the stay and a decision on the motion is pending.

NOTE K – LEGAL PROCEEDINGS (continued)

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

[5]  On July 20, 2012, an unknown third party filed with the United States Patent and Trademark Office (USPTO) a request for an Ex Parte Reexamination, requesting that the Company’s Remote Power Patent be reexamined by the USPTO.  The reexamination was stayed beginning in December 2012 until May 2014 (the completion of the Inter Partes review proceeding as described in Note D[6] below).  On October 14, 2014, the USPTO issued a Reexamination Certificate, rejecting a challenge to the patentability of the Company’s Remote Power Patent (U.S. Patent No. 6,218,930).  The Reexamination Certificate confirms the patentability of the challenged claims of the Remote Power (claims 6, 8 and 9) without any amendment or modification.  The USPTO allowed fourteen new claims, bringing the total claims in the Remote Power Patent to twenty-three claims.  No claims were rejected.

[6]  Avaya Inc., Dell Inc., Sony Corporation of America and Hewlett Packard Co. were petitioners in Inter Partes Review proceedings (which were joined together) (the “IPR Proceeding”) at the United States Patent and Trademark Office before the Patent Trial and Appeal Board (the “Patent Board”) involving the Company’s Remote Power Patent. Petitioners in the IPR Proceeding sought to cancel certain claims of the Company’s Remote Power as unpatentable.  A hearing on the merits of the IPR Proceeding was held on January 9, 2014.  On May 22, 2014, the Patent Board issued its Final Written Decision in favor of the Company, rejecting a challenge to the patentability of the Company’s Remote Power Patent.  On July 24, 2014, the Petitioners in the IPR Proceeding each filed a Notice of Appeal of the Patent Board’s decision to the United States Court of Appeals for the Federal Circuit.  In the event the decision of the Patent Board is reversed by the United States Court of Appeals for the Federal Circuit and the Remote Power Patent is determined to be invalid, such a decision would have a material adverse effect on our business, financial condition and results of operations as our entire revenue stream is dependent upon the continued validity of our Remote Power Patent.

NOTE L – STOCK REPURCHASE

On August 22, 2011, the Company announced that its Board of Directors approved a share repurchase program to repurchase up to $2,000,000 of shares of its common stock over the next 12 months ("Share Repurchase Program").  On June 3, 2014, the Board of Directors authorized its fourth increase to the Company’s Share Repurchase Program authorizing the repurchase of up to an additional $5.0 million of shares of common stock over the subsequent 12 month period (for a total of up to $12 million since inception of the program in August 2011).  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion.  The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors.  The Share Repurchase Program may be increased, suspended or discontinued at any time.  Since inception of the Share Repurchase Program in August 2011 through September 30, 1014, the Company has repurchased an aggregate of 5,144,068 shares of its common stock at an average price per share of $1.47 or an aggregate cost of $7,555,857.  During the three month period ended September 30, 2014, the Company repurchased 177,000 shares of its common stock at an average price per share of $2.15 or an aggregate cost of $380,550.  All such repurchased shares have been cancelled.

NOTE M – CISCO ROYALTY AUDIT AND CONCENTRATION

In late December 2013, the Company exercised its right to audit the royalties paid to it by Cisco for the years 2012 and 2013 (the “Audit Period”) in accordance with its May 2011 license agreement with Cisco.  As a result of the audit, Cisco agreed to pay the Company additional royalty payments pursuant to the May 2011 license agreement of $3,281,000 for the Audit Period and other periods covered by the license agreement. These additional aggregate royalty payments of $3,281,000 were all recorded as royalty revenue in the three month period ended June 30, 2014, at the time the additional royalty payments were agreed to by the parties.

Cisco constituted approximately 89% and 80% of the Company’s revenue, respectively, for the nine months periods ended September 30, 2014 and September 30, 2013.  Cisco constituted approximately 72% and 62% of the Company’s revenue, respectively, for the three months periods ended September 30, 2014 and September 30, 2013.  At September 30, 2014 and December 31, 2013, the royalty receivable from Cisco constituted approximately 75% and 52% of the Company’s royalty receivables, respectively.

NOTE N – RECENTLY ISSUED ACCOUNTING STANDARD

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities,

NOTE N – RECENTLY ISSUED ACCOUNTING STANDARD (continued)

industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on its results of operations, cash flows or financial condition.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WHICH ARE STATEMENTS THAT INCLUDE INFORMATION BASED UPON BELIEF OF OUR MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION AVAILABLE TO MANAGEMENT. STATEMENTS CONTAINING TERMS SUCH AS “BELIEVES”, “EXPECTS”, “ANTICIPATES”, “INTENDS” OR SIMILAR WORDS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS.  ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED BEGINNING ON PAGES 8-19 OF OUR POST-EFFECTIVE AMENDMENT NO. 2 TO FORM S-1 REGISTRATION STATEMENT (REGISTRATION STATEMENT NO. 333-190719) FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 30, 2014.

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

We have been actively engaged in the licensing of our patent (U.S. Patent No. 6,218,930) covering delivery of power over Ethernet cables (the “Remote Power Patent”).  As of September 30, 2014, we had entered into sixteen (16) license agreements with respect to our Remote Power Patent which, among others, include license agreements with Cisco Systems, Inc. and Cisco Linksys, LLC, Extreme Networks, Inc., Netgear, Inc., Microsemi Corporation, Motorola Solutions, Inc. and NEC Corporation and several other major data networking equipment manufacturers (see Note D to our financial statements included in this quarterly report).  Our current strategy includes continuing our licensing efforts with respect to our Remote Power Patent and our efforts to monetize the two patent portfolios (the Cox Patent Portfolio and the Mirror Worlds Patent Portfolio) we acquired in 2013.  In addition, we continue to seek to acquire additional intellectual property assets to develop, commercialize, license or otherwise monetize such intellectual property.  Our strategy includes working with inventors and patent owners to assist in the development and monetization of their patented technologies.  We may also enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.  Our acquisition strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as we have achieved with respect to our Remote Power Patent.  Our Remote Power Patent generated licensing revenue in excess of $65,000,000 from May 2007 through September 30, 2014.

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

On May 21, 2013, Mirror Worlds Technologies, LLC, our wholly-owned subsidiary, acquired all of the patents previously owned by Mirror Worlds, LLC (which subsequently changed its name to Looking Glass LLC) including nine (9) issued United States patents and five (5) pending applications covering foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system (the “Mirror Worlds Patent Portfolio”).  The consideration we paid for the Mirror Worlds Patent Portfolio consisted of (i) $3,000,000 in cash, (ii) 5-year warrants to purchase 875,000 shares of our common stock at an exercise price of $1.40 per share, and (iii) 5-year warrants to purchase    875,000 shares of our common stock at an exercise price of $2.10 per share (the “Looking Glass Warrants”) (see Note B[2] to our financial statements included in this quarterly report).  On June 3, 2014, we repurchased the Looking Glass Warrants from Looking Glass at a cost of $505,000.  As part of the acquisition of the Mirror Worlds Patent Portfolio, we also entered into an agreement with Recognition Interface, LLC (“Recognition”), an entity that financed the commercialization of the Mirror Worlds Patent Portfolio prior to its sale to Mirror Worlds, LLC and also retained an interest in the licensing proceeds of the patent portfolio held by Mirror Worlds, LLC.  Pursuant to the terms of our agreement with Recognition, Recognition received (i) 5-year warrants to purchase 250,000 shares of our common stock at an exercise price of $1.40 per share, and (ii) 5-year warrants to purchase 250,000 shares of our common stock at an exercise price of $2.10 per share.  Recognition also received from us an interest in the net proceeds realized from the monetization of the Mirror Worlds Patent Portfolio as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; and (iii) 20% of any portion of the net proceeds in excess of $250 million.  In addition, Abacus and Associates, Inc., an entity affiliated with Recognition,  received  a  60-day  warrant  to  purchase  500,000  shares  of  our common stock at an exercise price of $2.05 per share which it exercised in full on July 22, 2013 resulting in proceeds to us of $1,025,000.  As a result of such warrant exercise and in accordance with our agreement with Recognition, we issued additional warrants to Recognition to purchase an aggregate of 250,000 shares of our common stock (125,000 shares at an exercise price of $2.10 per share and 125,000 shares at an exercise price of $1.40 per share).

On May 22, 2013, through our wholly-owned subsidiary, Mirror Worlds Technologies, LLC, we initiated patent litigation against Apple, Inc., Microsoft, Inc., Hewlett-Packard Company, Lenovo Group Ltd., Lenovo (United States), Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics America, Inc. and Samsung Telecommunications America L.L.C., in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of U.S. Patent No. 6,006,227 (part of the Mirror Worlds Patent Portfolio we acquired) (see “Legal Proceedings” at page 30 hereof).

On April 4, 2014, we initiated litigation against Google and YouTube in the United States District Court for the Southern District of New York for infringement of several of our patents within the Cox Patent Portfolio relating to the identification of media content on the Internet.  The lawsuit alleges that Google and YouTube have infringed and continue to infringe certain of our patents by making, using, selling and offering to sell unlicensed systems and related products and services, which include YouTube’s Content ID system (see “Legal Proceedings at page 30 hereof).

In September 2011, we initiated patent litigation against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  During the years ended December 31, 2012 and December 31, 2013, we settled the litigation against five (5) of the defendants.  In March 2013 the Court granted certain defendants motion and stayed the litigation until application following disposition of the Inter Partes Review proceeding involving our Remote Power Patent.  On September 11, 2014, we filed a motion to lift the stay and a decision by the Court is pending (see “Legal Proceedings” at page 31 hereof).

As a result of a settlement in July 2010 of patent litigation we had initiated against Cisco Systems, Inc. and Cisco-Linksys, LLC (collectively “Cisco”), we entered into non-exclusive licenses for our Remote Power Patent with Cisco and the other defendants.  For the years ended December 31, 2013 and December 31, 2012, our royalty revenue from Cisco constituted 77% of our revenue.  For the nine month period ended September 30, 2014 and September 30, 2013, our royalty revenue from Cisco constituted 89% and 81% of our revenue, respectively.  In accordance with our Settlement and License Agreement, dated May 25, 2011 (the “Agreement”), which expanded upon the July 2010 agreement, Cisco is obligated to pay us royalties (which began in the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent.  The royalty payments are subject to certain conditions including the continued validity of our Remote Power Patent.  Due to our annual royalty rate structure with Cisco which includes declining rates as the volume of PoE product sales increase during the year, royalties from Cisco are anticipated to be highest in the first quarter of the calendar year and decline for each of the remaining calendar quarters of the year.  However, in 2014 we had greater royalty revenue from Cisco in the second quarter as compared to the first quarter because we recorded additional royalty revenue from Cisco in the second quarter as a result of our recently completed audit of Cisco for the years ended December 31, 2013 and December 31, 2012 (see below and Note M to our financial statements included in this quarterly report).

In late December 2013 we exercised our right to audit the royalties paid to us by Cisco for the years 2012 and 2013 (the “Audit Period”) in accordance with our May 2011 license agreement with Cisco.  As a result of the audit, Cisco agreed to pay the Company additional royalty payments pursuant to the May 2011 license agreement of $3,281,000 for the Audit Period and other periods covered by license agreement.  These additional aggregate royalty payments of $3,281,000 were all recorded as revenue in the three month period ended June 30, 2014, at the time the parties agreed to the amount of the additional royalty revenue (See Note M to our financial statements included in this quarterly report).

On July 20, 2012, an unknown third party filed with the United States Patent and Trademark Office (“USPTO”) a request for ex parte reexamination of certain claims of our Remote Power Patent.  On September 5, 2012, the USPTO issued an order granting the reexamination.  The request for reexamination was stayed by the USPTO on December 21, 2012 until May 2014 (the completion of the Inter Partes Review proceedings at the USPTO involving our Remote Power Patent described below).  On October 14, 2014, the USPTO issued a Reexamination Certificate, rejecting a challenge to the patentability of our Remote Power Patent (U.S Patent No. 6,218,930).  The Reexamination Certificate confirmed the patentability of the challenged claims of the Remote Power (claims 6, 8 and 9) without any amendment or modification.  The USPTO also allowed fourteen new claims, bringing the total claims in the Remote Power Patent to twenty-three claims.  No claims were rejected.

Avaya Inc., Dell Inc., Sony Corporation of America and Hewlett Packard Co. were petitioners in Inter Partes Review proceedings (which were joined together) (the “IPR Proceeding”) at the USPTO before the Patent Trial and Appeal Board (see “Legal Proceedings” at pages 31-32 of this quarterly report).  A hearing on the merits of the IPR Proceeding was held on January 9, 2014.  On May 22, 2014, the Patent Board issued its Final Written Decision in favor of the Company rejecting a challenge to the patentability of our Remote Power Patent.  On July 24, 2014, the Petitioners in the IPR Proceeding each filed a Notice of Appeal of the Patent Board’s decision to the United States Court of Appeals for the Federal Circuit.  In the event the decision of the Patent Board is reversed by the United States Court of Appeals for the Federal Circuit and the Remote Power Patent is determined to be invalid, such a decision would have a material adverse effect on our business, financial condition and results of operations as our entire revenue stream is dependent upon the continued validity of our Remote Power Patent.

At September 30, 2014, we had net operating loss carryforwards (NOLs) totaling approximately $22,862,000 expiring through 2029, with a future tax benefit of approximately $7,773,000. At September 30, 2014 and December 31, 2013, $4,128,000 and $5,659,000, respectively, was recorded as a deferred tax asset on our balance sheet.  During the nine months ended September 30, 2014, as a result of income (before taxes) for the quarter of $4,582,000, $1,621,000 was recorded as income tax expense and the deferred tax asset was reduced by $1,531,000 to $4,128,000. To the extent that we have taxable income in the future, we will report income tax expense and such expense attributable to federal income taxes will reduce the deferred tax asset reflected on our balance sheet.  Management will continue to evaluate the recoverability of our NOLs and adjust the deferred tax asset accordingly.  Utilization of NOLs can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 Compared To Three Months Ended September 30, 2013

Revenue.  We had revenue of $1,367,000 for the three months ended September 30, 2014 as compared to revenue of $1,227,000 for the three months ended September 30, 2013, which was related to the receipt of royalties pursuant to license agreements for our Remote Power Patent.  The increase in revenue of $140,000 or 11.4% for the three months ended September 30, 2014 was due to increased royalty revenue from our licensees.

Cost of Revenue.  We had a cost of revenue of $337,000 and $345,000 for the three months ended September 30, 2014 and September 30, 2013, respectively.  Included in the cost of revenue for the three months ended September 30, 2014 were contingent legal fees of $229,000 payable to our patent litigation counsel (see Note B[1] to our financial statements included herein) and $68,000 of incentive (royalty bonus) compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note C[1] to our financial statements included in this quarterly report).  Included in the cost of revenue for the three months ended September 30, 2013 were contingent legal fees of $241,000 payable to our patent litigation counsel and $58,000 of incentive (royalty bonus) compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.

Gross Profit.  The gross profit for the three months ended September 30, 2014 was $1,030,000 as compared to $882,000 for the three months ended September 30, 2013.  The increased gross profit of $148,000 or 16.7% for the three months ended September 30, 2014 was primarily due to increased royalties.

Operating Expenses.  Operating expenses for the three months ended September 30, 2014 were $1,121,000 as compared to $1,226,000 for the three month period ended September 30, 2013.  General and administrative expenses include overhead expenses, and finance, accounting, legal and other professional services incurred by us.  General and administrative expenses decreased by $70,000 from $738,000 for the three months ended September 30, 2013 to $668,000 for the three months ended September 30, 2014, due primarily to decreased legal fees.  Amortization of patents was $408,000 for the three months ended September 30, 2014 as compared to $418,000 for the three months ended September 30, 2013.  Non-cash compensation expense related to the issuance of stock options was $45,000 for the three months ended September 30, 2014 as compared to $70,000 for the three months ended September 30, 2013.

Interest Income.  Interest income for the three months ended September 30, 2014 was $8,000 as compared to interest income of $9,000 for the three months ended September 30, 2013.

Operating Loss. We had an operating loss of $91,000 for the three months ended September 30, 2014 compared with an operating loss of $344,000 for the three months ended September 30, 2013.  The decreased operating loss of $253,000 was primarily due to increased revenue and related gross profit and decreased operating expenses.

Income Taxes (Benefit).  Benefits for federal, state and local income taxes of $47,000 and $127,000 were recorded for the three months ended September 30, 2014 and September 30, 2013, respectively.

Deferred Tax Benefit/NOLs.  At September 30, 2014, we had net operating loss carryforwards (NOLs) totaling approximately $22,862,000 expiring through 2029, with a future tax benefit of approximately $7,773,000.  At September 30, 2014 and June 30, 2014, $4,128,000 and $4,093,000, respectively, has been recorded as a deferred tax benefit on our balance sheet.  During the three month period ended September 30, 2014 as a result of a loss before taxes of $83,000, $47,000 was recorded as an income tax benefit and our deferred tax asset was increased by $35,000 to $4,128,000.

Net Loss.  As a result of the foregoing, we realized a net loss of $36,000 and a loss per share of $(0.00) (basic and diluted) for the three months ended September 30, 2014 compared with net loss of $208,000 or $(0.01) per share (basic and diluted) for the three months ended September 30, 2013.  The decreased net loss of $172,000 was primarily due to increased revenue from existing licensees.

RESULTS OF OPERATIONS

Nine Months Ended September30, 2014 Compared To Nine Months Ended September 30, 2013

Revenue.  We had revenue of $11,024,000 for the nine months ended September  30, 2014 as compared to revenue of $7,198,000 for the nine months ended September  30, 2013, which was related to the receipt of royalties pursuant to license agreements for our Remote Power Patent.  The increase in revenue of $3,826,000 or 53% for the nine months ended September  30, 2014 included $3,281,000 of additional royalty payments from Cisco as a result of our audit of Cisco (see Note M to our financial statements included in this quarterly report).

Cost of Revenue.  We had a cost of revenue of $3,157,000 and $2,117,000 for the nine months ended September  30, 2014 and September  30, 2013, respectively.  Included in the cost of revenue for the nine months ended September  30, 2014 were contingent legal fees of $2,484,000 payable to our patent litigation counsel (See Note B[1] to our financial statements included herein) and $550,000 of incentive (royalty bonus) compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note C[1] to our financial statements included in this quarterly report).  Included in the cost of revenue for the nine months ended September  30, 2013 were contingent legal fees of $1,660,000 payable to our patent litigation counsel and $356,000 of incentive (royalty bonus) compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.

Gross Profit.  The gross profit for the nine months ended September  30, 2014 was $7,867,000 as compared to $5,081,000 for the nine months ended September  30, 2013.  The increased gross profit of $2,786,000 or 54.8% for the nine months ended September  30, 2014 was primarily due to additional revenue of $3,281,000 from the Cisco audit (see Note M to our financial statements included in this quarterly report) and increased royalty revenue (exclusive of the Cisco audit) of $545,000.

Operating Expenses.  Operating expenses for the nine month period ended September  30, 2014 were $3,314,000 as compared to $2,927,000 for the nine month period ended September  30, 2013.  General and administrative expenses include overhead expenses and finance, accounting, legal and other professional services incurred by us.  General and administrative expenses decreased by $52,000 from $1,933,000 for the nine months ended September  30, 2013 to $1,881,000 for the nine months ended September 30, 2014.  Amortization of patents was $1,226,000 for the nine months ended September 30, 2014 as compared to $668,000 for the nine months ended September  30, 2013.  The increased cost of amortization of patents for the nine months ended September 30, 2014 was due to our acquisition of thirteen (13) patents in 2013.  Non-cash compensation expense related to the issuance of stock options was $207,000 for the nine months ended September 30, 2014 as compared to $326,000 for the nine months ended September 30, 2013.

Interest Income.  Interest income for the nine months ended September  30, 2014 was $29,000 as compared to interest income of $27,000 for the nine months ended September  30, 2013.

Operating Income. We had an operating income of $4,553,000 for the nine months ended September  30, 2014 compared with operating income of $2,154,000 for the nine months ended September 30, 2013.  The increase in operating income of $2,399,000 was primarily due to additional revenue of $3,281,000 as a result of the Cisco audit (see Note M to our financial statements included in this quarterly report) and increased royalty revenue (exclusive of the Cisco audit) of $545,000.

Income Taxes (Benefit).  A provision for federal, state and local income taxes of $1,621,000 and $215,000 which included reductions of $1,531,000 and $192,000 in our deferred tax asset for the nine months ended September 30, 2014 and September  30, 2013, respectively.

Deferred Tax Benefit/NOLs. At September  30, 2014, we had net operating loss  carryforwards (NOLs) totaling approximately $22,862,000 expiring through 2029, with a future tax benefit of approximately $7,773,000.  At September  30, 2014 and December 31, 2013, $4,128,000 and $5,659,000 and were recorded as a deferred tax asset on our balance sheet.  During the nine month period ended September  30, 2014 as a result of income before taxes for the period of $4,582,000, the deferred tax asset was reduced by $1,531,000 to $4,128,000.

Net Income.  As a result of the foregoing, we realized net income of $2,961,000 or $0.12 per share (basic) and $0.11 per share (diluted) for the nine months ended September  30, 2014 compared with net income of $1,966,000 or $0.08 per share (basic) and $0.07 per share (diluted) for the nine months ended September  30, 2013.  The increased net income of $995,000 was primarily due to increased revenue from licensees including the additional revenue from the Cisco audit offset by corresponding increases in cost of revenue, operating expenses and income taxes.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from royalty revenue from licensing our Remote Power Patent.  In accordance with our patent litigation settlement achieved in July 2010, we received aggregate upfront payments of approximately $32 million (net proceeds of $22 million after payment of legal fees and expenses and bonus compensation) and Cisco agreed to pay us quarterly royalties (which began for the first quarter of 2011).  (See Note D[3] to our financial statements included in this quarterly report).  At September 30, 2014 our principal sources of liquidity consisted of cash and cash equivalents of $19,193,000 and working capital of $20,532,000.  We believe based on our current cash position and projected licensing revenue from our existing license agreements that we will have sufficient cash to fund our operations for the foreseeable future, although this may not be the case.

Working capital increased by $738,000 to $20,532,000 at September  30, 2014 as compared to working capital of $19,794,000 at December 31, 2013.  The increase in working capital was primarily due to increased royalty revenue offset by the cost of repurchase of shares and warrants.

We maintain our cash primarily in money market accounts.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities except for the lease obligations set forth in Note B[5] to our condensed consolidated financial statements included in this quarterly report.

CRITICAL ACCOUNTING POLICIES

See Note B to our financial statements included in this quarterly report.

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

(b) Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 23, 2013, through our subsidiary Mirror Worlds Technologies, LLC, we initiated patent litigation in the United States District Court for the Eastern District of Texas, Tyler Division, against Apple, Inc., Microsoft, Inc., Hewlett-Packard Company, Lenovo Group Ltd., Lenovo (United States), Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics America, Inc. and Samsung Telecommunications America L.L.C., for infringement of U.S. Patent No. 6,006,227 (the “’227” Patent”) (one of the patents we acquired as part of the acquisition of the Mirror Worlds patent portfolio – see Note B[2] to our financial statements included in this quarterly report).  We seek, among other things, monetary damages based upon reasonable royalties.  The lawsuit alleges that the defendants have infringed and continue to infringe the claims of the ‘227 Patent by making, selling, offering to sell and using infringing products including Mac OS and Windows operating systems and personal computers and tablets that include versions of those operating systems, and by encouraging others to make, sell, and use these products.  In September 2013 and October 2013, the defendants filed their answers to our complaint. Defendants Apple and Microsoft, Inc. also filed counterclaims for a declaratory judgment of non infringement of our ‘227 Patent and invalidity of our ‘227 Patent.  On December 10, 2013, the litigation was severed into two consolidated actions, Mirror Worlds v. Apple, et al. (case no. 6:13-cv-419), and Mirror Worlds v. Microsoft, et al., (case no. 6:13-cv-941).  On September 12, 2013, certain defendants filed a motion to stay our claims against Microsoft’s customers and transfer the litigation to the Western District of Washington, which motion was denied by the Court in September 2014.  On October 23, 2014, the defendants in the Mirror Worlds v. Microsoft, et al. action filed a Petition for a Writ of Mandamus in the United States Court of Appeals for the Federal Circuit directing the District Court to (i) stay our claims against Microsoft’s customers, and (ii) transfer the case against Microsoft and its customers to the Western District of Washington.  A Markman hearing for the two consolidated actions is scheduled for November 13, 2014 and trial dates have been scheduled for March 2016.

Several patents in the portfolio of patents that we acquired from Mirror Worlds, LLC (now Looking Glass LLC) on May 21, 2013 were the subject of prior litigation in Mirror Worlds, LLC v. Apple, Inc. (“Apple”) (No. 6:08-cv-00088).  On October 1, 2010, a jury returned a verdict in that action in favor of Mirror Worlds upholding the validity of the three patents tried in the case (U.S. Patent Nos. 6,006,227, 6,638,313, and 6,725,427), and finding that Apple had willfully infringed each of these patents.  Further, the jury awarded Mirror Worlds $208.5 million in damages for each of these patents.  After the trial, the district court vacated the jury verdict on infringement, and concluded that Mirror Worlds failed to present sufficient evidence of direct or indirect infringement.  While the infringement, willfulness and damages verdicts were vacated at the trial level, the jury’s validity verdicts were not overturned. The validity of the ‘227 Patent has also been reaffirmed by the U.S. Patent and Trademark Office since the trial in reexamination proceedings initiated by Apple resulting in two re-examination certificates which further validates the ‘227 Patent.  On appeal, a divided panel of the Federal Circuit Court of Appeals upheld the district court ruling overturning the jury verdict on direct and indirect infringement.

In September 2011, we initiated patent litigation against 16 data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  Named as defendants in the lawsuit, excluding affiliated parties, were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inc., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transition Networks, Inc.  We seek monetary damages based upon reasonable royalties.  In March 2012, we reached settlement agreements with defendants Motorola Solutions, Inc. ("Motorola") and Transition Networks, Inc. ("Transition Networks").  In October 2012, we reached a settlement with defendant GarretCom, Inc (“GarretCom”).  In February 2013, we reached settlement agreements with Allied Telesis, Inc. (“Allied Telesis”) and NEC Corporation (“NEC”).  As part of the settlements, Motorola, Transition Networks, GarretCom, Allied Telesis and NEC each entered into a non-exclusive license agreement for our Remote Power Patent pursuant to which each such defendant agreed to license our Remote Power Patent for its full term (which expires in March 2020) and pay a license initiation fee and quarterly or annual royalties based on their sales of PoE products.  On June 27, 2012, defendant Axis Communications made a motion to dismiss, or alternatively to sever, on the grounds of misjoinder.  Several defendants joined in the motion.  On July 16, 2012 we filed our opposition to the motion.  On January 17, 2013, the Court granted in part defendants’ motion by granting severance and consolidating all the actions for pre-trial issues, except venue.  On January 25, 2013, certain defendants filed a motion to stay the litigation pending completion or termination of the Inter Partes review proceedings at the United States Patent and Trademark Office (see below and Notes D[3] and D[6] to our financial statements included in this quarterly report).  On March 5, 2013, the Court granted certain defendants’ motion and stayed the litigation until application by a party following the disposition of the Inter Partes Review proceeding described below.  On September 11, 2014, we filed a motion to lift the stay and a decision by the Court is pending.

On July 20, 2012, an unknown third party filed with the United States Patent and Trademark Office (“USPTO”) a request for ex parte reexamination of certain claims of our Remote Power Patent.  On September 5, 2012, the USPTO issued an order granting the reexamination.  The reexamination was stayed by the USPTO beginning in December 2012 until May 2014 (the completion of the Inter Partes review proceeding described below).  On October 14, 2014, the USPTO issued a Reexamination Certificate, rejecting a challenge to the patentability of our Remote Power Patent (U.S Patent No. 6,218,930).  The Reexamination Certificate confirms the patentability of the challenged claims of our Remote Power (claims 6, 8 and 9) without any amendment or modification.  The USPTO also allowed fourteen new claims, bringing the total claims in the Remote Power Patent to twenty-three claims.  No claims were rejected.

Avaya Inc., Dell Inc., Sony Corporation of America and Hewlett Packard Co. were petitioners in Inter Partes Review proceedings (which have been joined together) (the “IPR Proceeding”) at the United States Patent and Trademark Office before the Patent Trial and Appeal Board (the “Patent Board”) involving our Remote Power Patent. Petitioners in the IPR Proceeding sought to cancel certain claims of our Remote Power as unpatentable.  A hearing on the merits of the IPR Proceeding was held on January 9, 2014.  On May 22, 2014, the Patent Board issued its Final Written Decision in our favor rejecting a challenge to the patentability of our Remote Power Patent.  On July 24, 2014, the Petitioners in the IPR Proceeding each filed a Notice of Appeal of the Patent Board’s decision to the United States Court of Appeals for the Federal Circuit.  In the event the decision of the Patent Board is reversed by the United States Court of Appeals for the Federal Circuit and the Remote Power Patent is determined to be invalid, such a decision would have a material adverse effect on our business, financial condition and results of operations as our entire revenue stream is dependent upon the continued validity of our Remote Power Patent.

ITEM 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and trading price of our common stock.  Our Post-Effective Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-190719) filed with the Securities and Exchange Commission on September 30, 2014 includes a discussion of our risk factors on pages 8-19 and should be carefully considered by investors.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Issuances of Unregistered Securities

There were no such issuances during the three month period ended September 30, 2014.

Stock Repurchases

On August 22, 2011, we announced that our Board of Directors approved a share repurchase program to repurchase up to $2,000,000 of shares of our common stock over the next 12 months ("Share Repurchase Program").  On June 30, 2014, our Board of Directors authorized its fourth increase to our Share Repurchase Program authorizing the repurchase of up to an additional $5.0 million of shares of our common stock over the subsequent 12 month period (for a total of up to $12.0 million since inception of the program in August 2011).  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in our discretion.  The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors.  The Share Repurchase Program may be increased, suspended or discontinued at any time.  Since inception of the Share Repurchase Program in August 2011 through September 30, 2014, the Company has repurchased an aggregate of 5,144,068 shares of its common stock at an average per share price of $1.47 or an aggregate cost of $7,555,857.  During the three month period ended September 30, 2014, we repurchased 177,000 of our shares of common stock at an average price per share of $2.15 or an aggregate cost of $380,550.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 31, 2014	-0-	—	-0-	$4,824,692
August 1 to August 31, 2014	100,000	$2.15	100,000	$4,609,692
September 1 to September 30, 2014	77,000	$2.15	77,000	$4,444,124
Total	177,000	$215,000	177,000
_____________________

(1)	The dollar amounts in this column reflect an increase of $5,000,000 in our Share Repurchase Program approved by the Board of Directors on June 3, 2014.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 5. Other Information.

None

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

NETWORK-1 TECHNOLOGIES, INC.

Date: November 12, 2014	By:	/s/ Corey M. Horowitz
Corey M. Horowitz
Chairman and Chief Executive Officer

Date: November 12, 2014	By:	/s/ David C. Kahn
David C. Kahn
Chief Financial Officer