Form 10-Q/A
period 2014-09-30
NETWORK 1 TECHNOLOGIES INC
filed 2014-11-13
CIK 1065078

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed with the Securities and Exchange Commission on November 12, 2014 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I of the Form 10-Q, in accordance with Rules 201 and 405 of Regulation S-T.

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

_________________________________

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

NETWORK-1 TECHNOLOGIES, INC.

Date: November 13, 2014	By:	/s/ David C. Kahn
David C. Kahn
Chief Financial Officer