Form 10-K
period 2014-12-31
NETWORK 1 TECHNOLOGIES INC
filed 2015-03-05
CIK 1065078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

  ☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________.

Commission File Number:   1-15288

NETWORK-1 TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-3027591
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

445 Park Avenue, Suite 912
New York, New York 10022
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:  (212) 829-5770

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $.01 par value	NYSE MKT LLC

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

Large accelerated filer  ☐                                                                                           Accelerated filer  ☐

Non-accelerated filer  ☐                                                                                             Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of June 30, 2014 was $32,318,412.  Shares of voting stock held by each officer and director and by each person, who as of June 30, 2014, may be deemed to have beneficially owned more than 10% of the voting stock have been excluded.  This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

The number of shares outstanding of Registrant's common stock as of March 2, 2015 was 24,224,336.

i

NETWORK-1 TECHNOLOGIES, INC.
2014 FORM 10-K

ii

PART I

Forward-looking statements:

THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS ABOUT FUTURE EVENTS AND EXPECTATIONS WHICH ARE "FORWARD-LOOKING STATEMENTS." ANY STATEMENT IN THIS 10-K THAT IS NOT A STATEMENT OF HISTORICAL FACT MAY BE DEEMED TO BE A FORWARD-LOOKING STATEMENT. FORWARD-LOOKING STATEMENTS REPRESENT OUR JUDGMENT ABOUT THE FUTURE AND ARE NOT BASED ON HISTORICAL FACTS. STATEMENTS CONTAINING SUCH WORDS AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "INTEND," "COULD," "ESTIMATE", "CONTINUE" OR "PLAN" AND SIMILAR EXPRESSIONS OR VARIATIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS REFLECT THE CURRENT RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATED TO VARIOUS FACTORS IN THIS REPORT AND IN OTHER FILINGS MADE BY US WITH THE SECURITIES AND EXCHANGE COMMISSION (“SEC”). BASED UPON CHANGING CONDITIONS, SHOULD ANY ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, INCLUDING THOSE DISCUSSED AS “RISK FACTORS” IN ITEM 1A AND ELSEWHERE IN THIS REPORT, OR SHOULD ANY OF OUR UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED IN THIS REPORT. WE UNDERTAKE NO OBLIGATION TO UPDATE, AND WE DO NOT HAVE A POLICY OF UPDATING OR REVISING THESE FORWARD-LOOKING STATEMENTS.  READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE THE STATEMENT WAS MADE. UNLESS THE CONTEXT OTHERWISE REQUIRES, THE TERMS “NETWORK-1”, “COMPANY”, “WE”, “OUR”, “US” MEAN NETWORK-1 TECHNOLOGIES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY, MIRROR WORLDS TECHNOLOGIES, LLC.

ITEM 1. BUSINESS

Overview

Our principal business is the development, licensing and protection of our intellectual property assets.  We presently own twenty-four (24) patents that relate to various technologies including patents covering (i) the delivery of power over Ethernet cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) enabling technology for identifying media content on the Internet and taking further action to be performed based on such identification; and (iv) systems and methods for the transmission of audio, video and data in order to achieve high quality of service (QoS) over computer and telephony networks.  In addition, we continually review opportunities to acquire or license additional intellectual property.

We have been actively engaged in the licensing of our patent (U.S. Patent No. 6,218,930) covering the delivery of power over Ethernet cables (the “Remote Power Patent”).  As of February 28, 2015 we have entered into sixteen (16) license agreements with respect to our Remote Power Patent which, among others, include license agreements with Cisco Systems, Inc., Extreme Networks, Inc., Netgear, Inc., Microsemi Corporation, Motorola Solutions, Inc. and NEC Corporation (see Notes J[3] and J[4] to our financial statements included in this Annual Report).  Our current strategy includes continuing our licensing efforts with respect to our Remote Power Patent and monetizing the two patent portfolios (the Cox and Mirror Worlds patent portfolios) we acquired in 2013 (see “Business – Cox Patent Portfolio - Patents Related to Identification of Media on the Internet” and “Business – Mirror Worlds Patent Portfolio - Patents Covering Document Stream Operating Systems” on pages 6-8 of this Annual Report).  In addition, we continue to seek to acquire additional intellectual property assets to develop, commercialize, license or otherwise monetize such intellectual property.  Our strategy includes working with inventors and patent owners to assist in the development and monetization of their patented technologies.  We may also enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.  The form of such relationships may differ depending upon the opportunity and may include, among other things, a strategic investment in such third party, the provision of financing to such third party or the formation of a joint venture with such third party or others for the purpose of monetizing their intellectual property assets.

Our acquisition strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as we have achieved with respect to our Remote Power Patent.  Our Remote Power Patent has generated licensing revenue in excess of $70,000,000 from May 2007 through December 31, 2014.  As part of our acquisition strategy, in 2013 we acquired an aggregate of thirteen (13) additional patents and six pending patent applications.  On February 28, 2013, we acquired from Dr. Ingemar Cox, a technology leader in digital watermarking content identification, digital rights management and related technologies, four U.S. patents (as well as a pending patent application) (these patents, the patent application and subsequently issued related patents are hereinafter referred to as the (“Cox Patent Portfolio”).  Since acquisition of the Cox Patent Portfolio, we have been issued five additional patents by the United States Patent and Trademark Office (“USPTO”) within the Cox Patent Portfolio.  On May 21, 2013, Mirror Worlds Technologies, LLC, our wholly-owned subsidiary, acquired from Mirror Worlds, LLC (which subsequently changed its name to Looking Glass LLC) nine U.S. patents and five pending patent applications (one of which was issued in November 2013) that enable unified search and indexing, displaying and archiving of documents in a computer system (the “Mirror Worlds Patent Portfolio”).

We currently have three pending litigations for infringement of our Remote Power Patent, the Mirror Worlds Patent Portfolio and the Cox Patent Portfolio (see “Legal Proceedings” at pages 26–28 of this Annual Report).  In addition, in 2014 we successfully defended our Remote Power Patent at the USPTO.  On May 22, 2014, the Patent Trial and Appeal Board (PTAB) of the USPTO issued its Final Written Decision in an Inter Partes Review proceeding in favor of us, rejecting the challenge of Avaya Inc., Dell Inc., Sony Corporation of America and Hewlett Packard Co. that sought to cancel certain claims of the Remote Power Patent as unpatentable. (see “Legal Proceedings” at page 29 hereof).  In addition, on October 14, 2014, the USPTO issued a Reexamination Certificate, rejecting a challenge to the patentability of our Remote Power Patent. (see “Legal Proceedings” at pages 26-29 of this Annual Report).

Our Patents

Our intellectual property currently consists of twenty-four (24) patents:

Remote Power Patent

Patent covering the delivery of power over Ethernet cables for the purpose of remotely powering network devices such as wireless access ports, IP phones and network based cameras.

• U.S. Patent No. 6,218,930:  Apparatus And Method For Remotely Powering Access Equipment Over A 10/100 Switched Ethernet Network;

The Remote Power Patent expires in March 2020.

Mirror Worlds Patent Portfolio

Patents covering foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system.

• U.S. Patent No. 6,006,227: Document Stream Operating System;

• U.S. Patent No. 6,638,313:Document Stream Operating  System;

• U.S. Patent No. 6,725,427:  Document Stream Operating System With Document Organizing And Display Facilities;

• U.S. Patent No 6,496,857:  Delivering Targeted, Enhanced Advertisements Across Electronic Networks;

• U.S. Patent No. 7,865,538:  Desktop, Stream-Based, Information Management System;

• U.S. Patent No. 7,849,105:  Desktop, Stream-Based, Information Management System;

• U.S. Patent No. 8,255,439:  Desktop, Stream-Based, Information Management System;

• U.S. Patent No. 8,280,931:  Desktop, Stream-Based, Information Management System; and

• U.S. Patent No. 8,572,139:  Desktop, Stream-Based, Information Management System.

The expiration dates of the patents within the Mirror Worlds Patent Portfolio range from June 2016 to February 2020.    As of February 28, 2015, we also have two pending patent applications with the USPTO relating to the Mirror Worlds Patent Portfolio.

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

• U.S. Patent No. 8,640,179:  Method For Using Extracted Features From An Electronic Work;

• U.S. Patent No. 8,656,441:  Systems For Using Extracted Features From An Electronic Work;

• U.S. Patent No. 8,782,726: Method For Taking Action Based On A Request Related To An Electronic Media Work;

• U.S. Patent No. 8,904,464:  Method For Tagging An Electronic Media Work To Perform Action; and

• U.S. Patent No. 8,904,465:  System For Taking Action Based On A Request Related To An Electronic Media Work.

The expiration dates of the patents within the Cox Patent Portfolio range from September 2021 to November 2023.  As of February 28, 2015, we also have three pending patent applications with the USPTO relating to the Cox Patent Portfolio.

QoS Family of Patents

Transmission of Audio, Video and Data

• U.S. Patent No. 6,574,242:  Method For The Transmission And Control Of Audio, Video, And C Data Over A Single Network Fabric;

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

• U.S. Patent No. 6,215,789:  Local Area Network For The Transmission And Control Of Audio, Video, And Computer Data.

The expiration date for the patents within the QoS family of patents is June 2019.  In August 2008, we were issued European Patent No. 1086556 titled “Integrated Voice and Data Communications over a Local Area Network” which covers the same technology as covered by our U.S. QoS family of patents.  The patent has issued in France, Germany, Spain, the United Kingdom, Ireland and Canada.

Our future success is largely dependent upon our proprietary technologies, our ability to protect our intellectual property assets and to consummate license agreements with respect to our intellectual property assets as well as our ability to acquire additional intellectual property assets or enter into strategic relationships with third parties to license or otherwise monetize their intellectual property.  The complexity of patent law and the inherent uncertainty of litigation creates risks that our efforts to protect our intellectual property assets, or those of our strategic partners, may not be successful.  We cannot be assured that our intellectual property assets will be upheld, or that third parties will not invalidate such intellectual property assets.  In addition, we may not be able to (i) acquire additional intellectual property assets or successfully license such assets or (ii) successfully enter into strategic relationships with third parties to license or otherwise monetize their intellectual property.

Remote Power Patent – Market Overview

Our Remote Power Patent (U.S. Patent No. 6,218,930) relates to several technologies which describe a methodology for controlling the delivery of power to certain devices over an Ethernet network.

The Institute of Electrical and Electronic Engineers (IEEE) is a non-profit, technical professional association of more than 370,000 individual members in approximately 160 countries. The Standards Association of the IEEE is responsible for the creation of global industry standards for a broad range of technology industries.  In 2000, at the urging of several industry vendors, the IEEE formed a task force to facilitate the adoption of a standardized methodology for the delivery of remote power over Ethernet networks which would insure interoperability among vendors of switches and terminal devices.  On June 13, 2003 the IEEE Standards Association approved the 802.3af Power over Ethernet standard (the “Standard”), which covers technologies deployed in delivering power over Ethernet networks.  The Standard provides for the Power Sourcing Equipment (PSE) to be deployed in switches or as standalone midspan hubs to provide power to remote devices such as wireless access points, IP phones and network-based cameras. The technology is commonly referred to as Power over Ethernet (“PoE”).  In 2009, the IEEE Standards Association approved 802.3 at, a new PoE standard which, among other things, increased the available power for delivery over Ethernet networks.  We believe that our Remote Power Patent covers several of the key technologies covered by both the 802.3af and 802.3at standards.

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

Mirror Worlds Patent Portfolio - Patents Covering Document Stream Operating Systems

On May 21, 2013, Mirror Worlds Technologies, LLC, our wholly-owned subsidiary, acquired all of the patents previously owned by Mirror Worlds, LLC (which subsequently changed its name to Looking Glass LLC), consisting of nine issued United States patents and five pending applications (one of which was issued in November 2013) covering foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system (the “Mirror Worlds Patent Portfolio”).  As consideration for the acquisition of the Mirror Worlds Patent Portfolio, we paid Mirror Worlds, LLC $3,000,000 in cash, and issued 5-year warrants to purchase an aggregate of 1,750,000 shares of our common stock (875,000 shares of our common stock at an exercise price of $1.40 per share and 875,000 shares of our common stock at an exercise price of $2.10 per share).

In June 2014, we repurchased from Looking Glass LLC for $505,000 all of the aforementioned warrants to purchase an aggregate of 1,750,000 shares of our common stock.  In November 2013, we received a new patent (U.S. Patent No. 8,572,139) from the USPTO entitled “Desktop Streamed-Based, Information Management System”.  This new patent issuance related to one of the pending applications acquired as part of the Mirror Worlds Patent Portfolio in May 2013.

The inventions relating to document stream operating systems covered by the Mirror Worlds Patent Portfolio resulted from the work done by Yale University computer scientist, Professor David Gelernter, and his then graduate student, Dr. Eric Freeman, in the mid-1990s. Certain aspects of the technologies developed by David Gelernter were commercialized in their company’s product offering called “Scopeware.”  Technologies embodied in Scopeware are now common in various computer and web-based operating systems.  Professor Gelernter and Dr. Freeman each entered into consulting agreements with us as part of our acquisition of the Mirror Worlds Patent Portfolio.  Professor Gelernter and Dr. Freeman are currently associated with Lifestreams Technologies Corporation (“Lifestreams”), a company that develops next generation applications and methodologies aimed at organizing and displaying digital data.  Lifestreams is a licensee of our Mirror Worlds Patent Portfolio.  In connection with the acquisition of the Mirror Worlds Patent Portfolio, we also acquired an equity interest in Lifestreams.  In addition, in July 2013 we made an additional investment in Lifestreams and, as part of an amended license agreement with Lifestreams, we received a warrant to purchase 1,305,000 shares of common stock of Lifestreams.  In March 2014, we agreed to make an additional investment of $380,200 in Lifestreams in the form of a convertible secured note (in four tranches completed in December 2014).  The convertible secured notes are due March 31, 2015 and shall automatically convert into shares of preferred stock upon a Lifestreams “qualified” equity financing (at least $3.0 million) (see Note [D] to our financial statements included in this Annual Report).

As part of the acquisition of the Mirror Worlds Patent Portfolio, we also entered into an agreement with Recognition Interface, LLC (“Recognition”), an entity that financed the commercialization of the Mirror Worlds Patent Portfolio prior to its sale to Mirror Worlds, LLC and also retained an interest in the licensing proceeds of the Mirror Worlds Patent Portfolio.  Pursuant to the terms of the agreement with us, Recognition received (i) 5-year warrants to purchase 250,000 shares of our common stock at $1.40 per share, and (ii) 5-year warrants to purchase 250,000 shares of our common stock at $2.10 per share. Recognition also was granted the right to designate one member of the Board of Directors of our wholly-owned subsidiary, Mirror Worlds Technologies, LLC, that consists of three members. Recognition’s initial Board designee was Frank Weil, Chairman of Abacus and Associates, Inc., a private investment firm in New York, New York.  Mr. Weil headed the International Trade Administration of the United States Department of Commerce from 1977-1979. He was Chairman of the Finance Committee and Chief Financial Officer of the investment firm of Paine Webber Inc. from 1972-1977. Mr. Weil first met Professor Gelernter in the mid 1990’s and assisted in the early development and financing of Mirror Worlds and its Scopeware product offering.

Recognition also received from us an interest in the net proceeds realized from our monetization of the Mirror Worlds Patent Portfolio as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; and (iii) 20% of any portion of the net proceeds in excess of $250 million.

In addition, in connection with our agreement with Recognition, Abacus and Associates, Inc., an entity affiliated with Recognition, received a 60-day warrant to purchase 500,000 shares of our common stock at $2.05 per share (the “60 Day Warrant”).  In accordance with the Recognition Agreement, as a result of the exercise of the 60 Day Warrant on July 22, 2013 and the Company’s receipt of the aggregate exercise price of $1,250,000, we issued to Recognition additional 5-year warrants to purchase 250,000 shares of our common stock consisting of (i) warrants to purchase 125,000 shares of common stock at an exercise price of $1.40 per share and (ii) warrants to purchase 125,000 shares of common stock at an exercise price of $2.10 per share.

Cox Patent Portfolio - Patents Related to Identification of Media Content on the Internet

On February 28, 2013, we acquired from Dr. Ingemar Cox four patents (as well as a pending patent application) pertaining to enabling technology for identifying media content on the Internet (the “Cox Patent Portfolio”) for a purchase price of $1,000,000 in cash and 403,226 shares of our common stock.  In addition, we are obligated to pay Dr. Cox 12.5% of the net proceeds generated by us from licensing, sale or enforcement of the Cox Patent Portfolio.  Dr. Cox provides consulting services to us with respect to the Cox Patent Portfolio and future patent applications and assists our efforts to develop the patent portfolio.

The Cox Patent Portfolio relates to enabling technology for identifying media content on the Internet, such as audio and video, and taking further action to be performed based on such identification.  The patents within our Cox Patent Portfolio are based on a patent application filed in 2000 and have patent terms extending into 2023.  Since the acquisition of the Cox Patent Portfolio in February 2013, we were issued five additional patents by the U.S. Patent and Trademark Office relating to the initial patents comprising the Cox Patent Portfolio. The claims in these five additional patents are generally directed towards systems and methods for using extracted features from electronic works to identify actions to be performed.

There has been significant growth in the uploading of media content to the Internet over the past decade.  We plan on further developing the technology with Dr. Cox and pursuing licensing opportunities for these technologies.

Dr. Cox is currently a Professor at the University of Copenhagen and University College London where he is head of its Media Futures Group.  Dr. Cox was formerly a member of the Technical Staff at AT&T Bell Labs and a Fellow at NEC Research Institute.  He is a Fellow of the ACM, IEEE, the IET (formerly IEE), and the British Computer Society and is a member of the UK Computing Research Committee. He was founding co-editor in chief of the IEE Proc. On Information Security and was an associate editor of the IEEE Trans. on Information Forensics and Security.  He is co-author of a book entitled "Digital Watermarking" and its second edition "DigitalWatermarking and Steganography".   He is an inventor on forty (40) United States Patents.

QoS Family of Patents

We also own five additional patents, besides our Remote Power Patent, the Mirror Worlds Patent Portfolio and the Cox Patent Portfolio, covering various methodologies that provide for allocating bandwidth and establishing QoS for delay sensitive data, such as voice, on packet data networks.  QoS issues become important when data networks carry packets that contain audio and video which may require priority over data packets traveling over the same network.  Covered within these patents are also technologies that establish bi-directional communications control channels between network-connected devices in order to support advanced applications on traditional data networks.  We believe that potential licensees of the technologies contained in these patents would be vendors deploying applications that require the low latency transport of delay sensitive data such as video over data networks.

Patent Acquisitions or Strategic Relationships

We continually seek to acquire additional intellectual property assets in order to develop, commercialize, license or otherwise monetize such intellectual property.  In 2013, we acquired thirteen (13) additional patents as a result of the acquisitions of the Cox Patent Portfolio and the Mirror Worlds Patent Portfolio (see Note H[2] to our financial statements included in this Annual Report).  In 2014 and 2013, we were issued six new patents from the USPTO.  We continually review opportunities to acquire or license additional intellectual property assets from individual inventors, technology companies and others for the purpose of pursuing licensing opportunities related to our existing intellectual property portfolio or otherwise.  In addition, we may enter into strategic relationships with such parties to develop, commercialize, license or otherwise monetize their intellectual property.  The form of such relationships may vary depending upon the opportunity and may include, among other things, a strategic investment in such third party, the provision of financing to such third party or the formation of a joint venture for the purpose of monetizing such third party’s intellectual property assets.

Network-1 Strategy

Our strategy is to capitalize on our intellectual property assets by entering into licensing arrangements with third parties including manufacturers and users that utilize our intellectual property’s proprietary technologies as well as any additional proprietary technologies covered by patents which may be acquired by us in the future.  Our current acquisition strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as has been the case with our Remote Power Patent.  Our Remote Power Patent has generated licensing revenue in excess of $70,000,000 from May 2007 through December 31, 2014.  In addition, we may enter into third party strategic relationships with inventors and patent owners to assist in the development and monetization of their patent technologies.

In connection with our activities relating to the protection of our intellectual property assets, or the intellectual property assets of third parties with whom we have strategic relationships in the future, it may be necessary to assert patent infringement claims against third parties whom we believe are infringing our patents or those of our strategic partners.  We are currently involved in several litigations to protect our patents including our Remote Power Patent, the Mirror Worlds Patent Portfolio and the Cox Patent Portfolio (see “Legal Proceedings” at pages 26-29 hereof). We have in the past successfully asserted litigation to protect our Remote Power Patent and have also been successful in defending proceedings at the USPTO challenging the validity of our Remote Power Patent (see “Legal Proceedings” at pages 26-29 of this Annual Report).

Licensing – Remote Power Patent

To date we have entered into sixteen (16) license agreements with respect to our Remote Power Patent.  Twelve (12) of the sixteen (16) license agreements are royalty bearing (either on a quarterly or annual basis) for the life of the Remote Power Patent (March 2020).  Licensees of our Remote Power Patent include major data network equipment manufacturers and others as follows:

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

Cisco License Agreement and July 2010 Settlement

In July 2010, we settled our patent litigation pending in the United States District Court for the Eastern District of Texas, Tyler Division, against Adtran, Inc, Cisco Systems, Inc. and Cisco-Linksys, LLC, (collectively, “Cisco”), Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., and 3Com Corporation, Inc.  As part of the settlement, Adtran, Cisco, Enterasys, Extreme Networks and Foundry Networks each entered into a settlement agreement with us and entered into non-exclusive licenses for our Remote Power Patent (the “Licensed Defendants”).  Under the terms of the licenses, the Licensed Defendants paid us aggregate payments of approximately $32 million upon settlement and also agreed to license our Remote Power Patent for its full term, which expires in March 2020.  In accordance with our Settlement and License Agreement, dated May 25, 2011 (the “Agreement”), which expanded upon the July 2010 agreement, Cisco is obligated to pay us royalties (which began in the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent.  The royalty payments are subject to certain conditions including the continued validity of our Remote Power Patent, and the actual royalty amounts received may be less than the caps stated above as in 2013 and prior years.  Under the terms of the Agreement, if we grant other licenses with lower royalty rates to third parties (as defined in the Agreement), Cisco shall be entitled to the benefit of the lower royalty rates provided it agrees to the material terms of such other license.  Due to our annual royalty rate structure with Cisco which includes declining rates as the volume of PoE product sales increase during the year, royalties from Cisco are anticipated to be highest in the first quarter of the calendar year and decline for each of the remaining calendar quarters of the year.  However, in 2014 we had greater royalty revenue from Cisco in the second quarter as compared to the first quarter because we recorded additional royalty revenue from Cisco in the second quarter as a result of our audit of Cisco for the years ended December 31, 2013 and December 31, 2012 (see below and Note L to our financial statements included in this Annual Report). Under the terms of the Agreement, we have certain obligations to Cisco and if we materially breach such terms, Cisco will be entitled to stop paying royalties to us.  This would have a material adverse effect on our business, financial condition and results of operations.

Significant Licensees

For the year ended December 31, 2014, Cisco accounted for 87% of our revenue (including the additional revenue from our audit of Cisco – see Note L to our financial statements included in this Annual Report).  It is anticipated that one or a few of our licensees will continue to constitute a significant portion of our revenue for the foreseeable future.

Legal Representation

Russ, August & Kabat provides legal services to us with respect to our pending patent litigations filed in April 2014 and December 2014 against Google and YouTube in the United States District Court for the Southern District of New York relating to certain patents within our Cox Patent Portfolio (see “Legal Proceedings” at page 26 of this Annual Report).  The terms of our agreement with Russ, August & Kabat provides for legal fees on a full contingency basis ranging from 15% to 30% of the net recovery (after deduction of expenses) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved.  We are responsible for all of the expenses incurred with respect to this litigation.

Dovel & Luner, LLP provides legal services to us with respect to our patent litigation commenced in May 2013 against Apple, Inc., Microsoft, Inc. and other major vendors of document system software and computer systems in the United States District Court of Texas, Tyler Division for infringement of U.S. Patent No. 6,006,227 which is part of our Mirror Worlds Patent Portfolio (see Note J[2] to our financial statements included in this Annual Report).  The terms of our agreement with Dovel & Luner LLP provide for legal fees on a contingency basis ranging from 25% to 40% of the net recovery (after deduction of expenses) depending upon the stage of proceeding in which a result (settlement or judgment) is achieved, subject to certain agreed upon contingency fee caps depending upon the amount of the net recovery.  We are responsible for a certain portion of the expenses incurred with respect to the litigation.

Dovel & Luner, LLP provides legal services to us with respect to our pending patent litigation filed in September 2011 against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler relating to our Remote Power Patent (see Note J[3] to our financial statements included in this Annual Report).  The terms of our agreement with Dovel & Luner LLP essentially provide for legal fees on a full contingency basis ranging from 12.5% to 35% of the net recovery (after deduction for expenses) depending on the stage of the proceeding in which a result (settlement or judgment) is achieved.  We are responsible for a certain portion of the expenses incurred with respect to the litigation.  During the year ended December 31, 2014 we incurred legal fees and expenses of $264,000 with respect to this matter.

Dovel & Luner, LLP also provided legal services to us with respect to our litigation settled in July 2010 against Cisco and several other major data networking equipment manufacturers relating to our Remote Power Patent (see Note J[4] to our financial statements included in this Annual Report).  The terms of our agreement with Dovel & Luner, LLP provided for us to pay legal fees of up to a maximum aggregate cash payment of $1.5 million plus a contingency fee of up to 24% (based on the settlement being achieved at the trial stage).  Accordingly, we have a continuing obligation to pay Dovel & Luner LLP (including local counsel) a contingency fee of 24% with respect to the ongoing royalties we receive from Cisco.  During the year ended December 31, 2014, we incurred total contingency fees and expenses of approximately $2,691,000 to Dovel & Luner, LLP with respect to this matter (which included legal fees of local counsel).

Competition

With respect to our ability to acquire additional intellectual property assets or enter into strategic relationships with third parties to monetize their intellectual property assets, we face considerable competition from other companies, many of which have significantly greater financial and other resources than we have.  The patent licensing and enforcement industry has grown over the past several years and there has been a material increase in the number of companies seeking to acquire intellectual property assets from third parties or to provide financing to third parties seeking to monetize their intellectual property. Entities including, among others, Acacia Research Corporation (NASDAQ:ACTG), Vringo, Inc. (NYSE MKT:VRNG), Intellectual Ventures, VirnetX Holdings Corp. (NYSE MKT:VHC), Marathon Patent Group, Inc. (NASDAQ:MARA) and RPX Corporation (NASDAQ:RPXC), seek to acquire intellectual property or partner with third parties to license or enforce intellectual property rights.  In addition, we also compete with strategic corporate buyers with respect to the acquisition of intellectual property assets.  It is expected that others will enter this market as well. Many of these competitors have significantly greater financial and human resources than us.

We may also compete with litigation funding firms such as Burford Capital Limited, Fortress Investment Group, Gerchen Keller Capital, LLC, Parabellum Capital LLC and Betham Capital LLC, venture capital firms and hedge funds for intellectual property acquisitions and licensing opportunities.  Many of these competitors also have greater financial resources and human resources than us.

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

Regulatory Environment

If new legislation, regulations or rules are implemented either by Congress, the U.S. Patent and Trademark Office or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our business, financial condition and results of operations.  United States patent laws were amended by the Leahy-Smith America Invents Act, or the America Invents Act, which became effective on March 16, 2013. The America Invents Act includes a number of significant changes to U.S. patent law. In general, it attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation and new administrative post-grant review procedures to challenge the patentability of issued patents outside of litigation, including Inter Partes Review (IPR) and Covered Business Method Review (CBM) proceedings which provide third parties a timely, cost effective alternative to district court litigation to challenge the validity of an issued patent. The America Invents Act and its implementation has increased the uncertainties and costs surrounding the enforcement of patent rights which could have a material adverse effect on our business, financial condition and results of operations.

Corporate Information

We were incorporated under the laws of the State of Delaware in July 1990.  Our principal offices are located at 445 Park Avenue, Suite 912, New York, New York 10022 and our telephone number is (212) 829-5770. On October 9, 2013, we changed our name to Network-1 Technologies, Inc. (from Network-1 Security Solutions, Inc.) to better reflect the nature of our business as a company engaged in the development, licensing and protection of its intellectual property assets.

Available Information

We file or furnish various reports, such as registration statements, quarterly and current reports, proxy statements and other materials with the SEC.  Our Internet website address is www.network-1.com.  You may obtain, free of charge on our Internet website, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information we post on our website is intended for reference purposes only; none of the information posted on our website is part of this Annual Report or incorporated by reference herein.

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

Employees and Consultants

As of February 28, 2015, we had two full-time employees, one part-time employee and one consultant providing monthly services to us.

ITEM 1A.   RISK FACTORS

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations.  The following highlights some of the factors that have affected, and in the future could affect, our operations.

Our operating history makes it difficult to evaluate our current business and future prospects as well as the effectiveness of our business model.

We acquired our first patent assets (which included our Remote Power Patent) in November 2003 and first generated revenue from our Remote Power Patent in May 2007.  We next acquired patent assets in 2013.  Our strategy is to acquire high quality patents that management believes have the potential to generate significant licensing opportunities as has been the case with our Remote Power Patent. Our Remote Power Patent has generated revenue in excess of $70,000,000 from May 2007 through December 31, 2014. We have not yet generated any revenue from our patent assets besides our Remote Power Patent.  Accordingly, we have a limited track record in executing our business model and strategy in the patent licensing and enforcement business.  Our future success depends upon our ability to protect our Remote Power Patent, successfully monetize our Cox Patent Portfolio and the Mirror Worlds Patent Portfolio and acquire and successfully monetize additional patent assets.  In light of our limited track record to date, the uncertainty of patent litigation, the significant time and resources needed to successfully monetize patent assets and the competition faced by us to acquire patent assets, there is a significant risk that we may not be able to grow our revenue and profit and successfully implement our business model.

Our success is dependent upon our ability to protect our patents.

Our success is substantially dependent upon our proprietary technologies and our ability to protect our intellectual property rights.  We currently own twenty-four (24) patents that relate to various technologies including (i) our Remote Power Patent covering the delivery of power to certain devices over PoE networks, (ii) patents relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system, (iii) patents relating to identification of media content and (iv) patents covering the transmission of audio, voice and data in order to achieve high quality of service (QoS) over computer and telephony networks.  On May 22, 2014, the Patent Trial and Appeal Board (PTAB) of the USPTO issued its Final Written Decision in the Inter Partes Review proceeding in our favor, rejecting the challenge of Avaya Inc., Dell Inc., Sony Corporation of America and Hewlett Packard Co. (collectively the “Petitioners”) that sought to cancel certain claims of the Remote Power Patent as unpatentable (see “Legal Proceedings” at pages 28-29 hereof).  On July 24, 2014, the Petitioners in the IPR proceeding filed a Notice of Appeal of the Patent Board’s decision to the United States Court of Appeals for the Federal Circuit.  In the event the decision of the PTAB is reversed by the United States Court of Appeals for the Federal Circuit and our Remote Power Patent is ultimately determined to be invalid, such a decision would have a material adverse effect on our business, financial condition and results of operations as our entire revenue stream is dependent upon the continued validity of our Remote Power Patent.  On October 14, 2014, the USPTO issued a Reexamination Certificate rejecting a challenge to the patentability of our Remote Power Patent.  The Reexamination Certificate confirms the patentability of the challenged claims of the Remote Power (claims 6, 8 and 9) without any amendment or modification.  The USPTO also allowed fourteen (14) new claims, bringing the total claims in the Remote Power Patent to twenty-three (23) claims.  No claims were rejected.  However, the validity of our Remote Power Patent and other patents acquired by us as part of the acquisition of the Mirror Worlds Patent Portfolio and the Cox Patent Portfolio is currently being challenged in patent infringement litigation pending in the courts (see “Legal Proceedings” on pages 26-28 of this Annual Report).  We rely upon our patents and trade secret laws, non-disclosure agreements with our employees, consultants and third parties to protect our intellectual property assets.  The complexity of patent and common law and the uncertainty of the outcome of litigation create risk that our efforts to protect our intellectual property assets may not be successful.  We cannot assure you that our patents will be upheld or that third parties will not invalidate our patent assets.  If our intellectual property assets are not upheld, particularly our Remote Power Patent, such an event would have a material adverse effect on our business, financial condition and results of operations.

If we are unsuccessful in legal proceedings involving our intellectual property, including if any of the claims of defendants to invalidate our patents are successful, such a result would have a material adverse effect on our business.

We currently have several litigations pending in the courts against parties whom we believe require a license to our patents including (i) litigation against eleven (11) data networking equipment manufacturers commenced in September 2011 relating to our Remote Power Patent, (ii) litigation against Apple, Inc., Microsoft, Inc. and several other major computer systems manufacturers commenced in May 2013 with respect to the Mirror Worlds Patent Portfolio and (iii) two litigations against Google and YouTube with respect to our Cox Patent Portfolio.  In addition, in the future we may commence patent litigation against third parties alleging infringement of our patents.  Patent litigation is inherently risky and the outcome is uncertain.  The defendants in our pending litigations are all large, well-financed companies with substantially greater resources than us. We may not be successful in such litigation and the outcome of such litigation could be harmful to us.  In addition, it is customary for defendants in patent litigation to assert claims seeking to invalidate our patents, as is the case with respect to our pending patent litigations.  If we are unsuccessful in enforcing and validating our patents and/or if third party claims against us seeking to invalidate our patents are successful, they may be able to obtain injunctive or other equitable relief, which effectively could block our ability to license or otherwise capitalize on our proprietary technologies. Furthermore, then existing licensees of our patents may no longer be obligated to pay royalties to us.  Successful litigation against us resulting in a determination that our patents are not valid or enforceable, and/or that third parties do not infringe, would have a material adverse effect on our business, financial condition and results of operations.

Our revenue and profit is currently dependent upon the continued validity of our Remote Power Patent.

All of our revenue to date has been generated by our Remote Power Patent.  We currently have twelve (12) license agreements pursuant to which licensees have an obligation to pay us royalties on an ongoing basis.  Such royalty bearing licenses include, among others, agreements with Cisco Systems, Inc., LLC, Microsemi Corporation, Netgear, Inc., Motorola Solutions, Inc. and NEC Corporation.  The obligation of licensees of our Remote Power Patent to continue to make royalty payments to us is contingent upon the continued validity of our Remote Power Patent.  The validity and infringement of our Remote Power Patent is currently at issue in our pending litigation against eleven (11) date equipment manufacturers in Tyler, Texas (see “Legal Proceedings” at page 28 hereof).  In the event our Remote Power Patent is determined to be invalid, licensees of our Remote Power Patent would have no further obligation to make royalty payments to us which would have a material adverse effect on our business, financial condition and results of operations.

We may not be able to capitalize on our strategy to acquire high quality patents with significant licensing opportunities or enter into strategic relationships with third parties to license or otherwise monetize their intellectual property.

Based upon the success we have achieved to date from licensing our Remote Power Patent, the acquisition of an aggregate of thirteen (13) additional patents in 2013 and six new patents issued to us by the USPTO in 2014 and 2013, we believe we have the expertise and sufficient capital to compete in the intellectual property monetization market and to enter strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.  However, we may not be able to acquire additional intellectual property or, if acquired, we may not achieve material revenue or profit from such intellectual property.  Acquisitions of patent assets are competitive, time consuming, complex and costly to consummate.  Our strategy is to focus on acquiring high quality patent assets which management believes have the potential for significant licensing opportunities.  These high quality patent opportunities are difficult to find and are often very competitive to acquire.  In addition, such acquisitions present material risks.  Even if we successfully acquire additional patent assets, such as the patent portfolios acquired from Dr. Cox in February 2013 and from Mirror Worlds, LLC in May 2013 (see Note H[2] to our financial statements included in this Annual Report), we may not be able to achieve significant licensing revenue or even generate sufficient revenue related to such patent assets to offset the acquisition costs and the legal fees and expenses which may be incurred to enforce, license or otherwise monetize such patents.  In addition, we may not be able to enter into strategic relationships with third parties to license or otherwise monetize their intellectual property and, even if we consummate such strategic relationships, we may not achieve material revenue or profit from such relationships.

We are largely dependent upon our license agreement with Cisco for a significant portion of our royalty revenue.  The loss of Cisco as a licensee would have a material adverse effect on our business.

Cisco Systems, Inc. accounted for 87%  (including the additional revenue from our Cisco audit – see Note L to our financial statements included in this Annual Report) and 77% of our revenue for the years ended December 31, 2014 and December 31, 2013.  In accordance with our Settlement and License Agreement, dated May 25, 2011, with Cisco (the “Agreement”), which expanded upon the short form settlement agreement entered into in July 2010, Cisco is obligated to pay us royalties on a quarterly basis (which began in the first quarter of 2011 and continues through the full term of our Remote Power Patent which expires in March 2020) based on its sale of PoE products in the United States, up to the maximum royalties per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent (March 2020).  The royalty payments are subject to certain conditions including the continued validity of our Remote Power Patent.  The actual royalty payments may be less than the caps stated above, as was the case for 2013 and prior years.  Due to our annual royalty rate structure with Cisco which includes declining rates as the volume of PoE product sales increase during the year, annual royalties from Cisco are anticipated to be highest in the first quarter and decline for each of the remaining quarters of the year.  However, in 2014 we had greater royalty revenue from Cisco in the second quarter compared to the first quarter because we recorded additional royalty revenue from Cisco in the second quarter as a result of our audit of Cisco for the years ended December 31, 2013 and December 31, 2012 (see Note L to our financial statements included in this Annual Report).  Under the terms of the Agreement, if we grant other licenses with lower royalty rates to third parties (as defined in the Agreement), Cisco shall be entitled to the benefit of the lower royalty rates provided it agrees to the material terms of such other license.  Under the terms of the Agreement, we have certain obligations to Cisco and if we materially breach such terms, Cisco will be entitled to stop paying royalties to us.  In addition, if our Remote Power Patent is declared invalid, Cisco would have no further obligation to pay us royalties.  The aforementioned event would have a material adverse effect on our business, financial condition and results of operations.

We may not be successful in enforcing or defending our Mirror Worlds Patent Portfolio or Cox Patent Portfolio.

We acquired our Mirror Worlds Patent Portfolio and Cox Patent Portfolio in 2013, which together currently consist of eighteen (18) patents.  We have not yet achieved any revenue from either the Mirror Worlds Patent Portfolio or the Cox Patent Portfolio.  We are currently enforcing patents within our Mirror Worlds Patent Portfolio and Cox Patent Portfolio against a number of defendants who are challenging these patents (see “Legal Proceedings” at pages 26-28 of this Annual Report).  We may not be successful in enforcing or defending our Mirror Worlds Patent Portfolio or our Cox Patent Portfolio, which would have a negative impact on our future revenue growth and profits.

It may be difficult for us to verify royalty amounts owed to us under our license agreement with Cisco and our other licensees, and this may cause us to lose potential revenue.

The standard terms of our royalty bearing license agreements require our licensees to report the sale of licensed products and report this data to us in most cases on a quarterly basis.  Although our standard license terms give us the right to audit books and records of our licensees to verify this information, audits can be expensive, time consuming, incomplete and subject to dispute.  From time to time, we may audit certain of our licensees (as we recently did with Cisco in 2014 as referenced below) to verify independently the accuracy of the information contained in their royalty reports in an effort to decrease the likelihood that we will not receive the royalty revenues to which we are entitled under the terms of our license agreements.  However, we cannot give assurances that these audits will be frequent enough and/or effective to that end.  There is no certainty that we will receive additional royalty revenue from an audit and in some cases there may be an over-payment which will be credited against future royalties under our license agreements.

In late December 2013, we exercised our right to audit the royalties paid to us by Cisco for the years 2012 and 2013 (the “Audit Period”) in accordance with our May 2011 license agreement with Cisco.  As a result of the audit, Cisco agreed to pay us additional royalty payments pursuant to the May 2011 license agreement of $3,281,000 for the Audit Period and other periods covered by the license agreement. These additional aggregate royalty payments of $3,281,000 were all recorded as royalty revenue in the three month period ended June 30, 2014, at the time we completed our audit and additional royalty payments were agreed to by the parties.

Our current licenses for our Remote Power Patent may not continue to result in significant royalties and do not necessarily mean we will achieve additional license agreements.

For the year ended December 31, 2014 and December 31, 2013, we achieved royalty revenue of $12,309,000 (which included $3,281,000 of additional royalty payments from Cisco as a result of our audit (See Note L to our financial statements included in this Annual Report) and $8,017,000, respectively.  We currently have royalty bearing license agreements for our Remote Power Patent with twelve (12) licensees including, among others, Cisco Systems, Inc., Netgear, Inc., Microsemi Corporation, Extreme Networks, Inc., Motorola Solutions, Inc. and NEC Corporation, pursuant to which such parties are obligated to pay us on-going royalties on a monthly or quarterly basis.  Notwithstanding such royalty bearing license agreements, we may not continue to achieve significant royalty revenue from such license agreements.  Our failure to continue to achieve significant royalty revenue from our existing license agreements would have a material adverse effect on our business, financial condition and results of operations.  In addition, we may not be able to consummate additional licensing agreements resulting in material revenue with respect to our Remote Power Patent.

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

One of our licensees, Cisco Systems, Inc. accounted for 87% (including the additional revenue from our Cisco audit – see Note L to our financial statements included in this Annual Report) and 77% of our revenue for the years ended December 31, 2014 and December 31, 2013.  It is anticipated that a few licensees will continue to constitute a significant portion of our revenue for the foreseeable future.  To the extent such sales of PoE products by our significant licensees are adversely affected our revenues will be significantly impacted.

Our pending patent infringement litigations in the courts involving our Remote Power Patent, the Mirror Worlds Patent Portfolio and the Cox Patent Portfolio may be time consuming and costly and we can provide no assurance that we will be successful.

We have a pending litigation in the United States District Court for the Eastern District of Texas, Tyler Division against eleven (11) data networking equipment manufacturers for infringement of our Remote Power Patent.  A stay with respect to this litigation had been in effect since March 2013 while the Inter Partes Review proceeding was pending at the USPTO.  On September 11, 2014, we made a motion to reopen the case and lift the stay and the Court granted our motion on January 5, 2015.  In May 2013, we initiated patent litigation in the United States District Court for the Eastern District of Texas, Tyler Division, against Apple, Inc., Microsoft, Inc., Hewlett-Packard Company, Lenovo Group Ltd., Lenovo (United States), Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics America, Inc. and Samsung Telecommunications America L.L.C., for infringement of the ‘227 Patent, which was one of the nine (9) patents acquired from Mirror Worlds LLC.  In April 2014 and December 2014, we initiated patent litigation in the United States District Court for the Southern District of New York against Google and YouTube for infringement of several of our patents within our Cox Patent Portfolio (See “Legal Proceedings” at page 26 of this Annual Report).

We anticipate that the above referenced litigations in federal court could continue for a number of years and while we have contingent legal fee arrangements with our patent litigation counsel in each litigation (excluding proceedings at the USPTO), we are responsible for a portion of the expenses which are anticipated to be material.  In addition, the time and effort required of our management to effectively pursue these litigations is likely to be significant and it may adversely affect other business opportunities.

We face intense competition to acquire intellectual property and enter into strategic relationships.

With respect to our ability to acquire additional intellectual property or enter into strategic relationships with third parties to monetize their intellectual property, we face considerable competition from other companies, many of which have significantly greater financial and other resources than we have.  The patent licensing and enforcement industry has grown significantly over the past several years and there has been an increase in the number of companies seeking to acquire intellectual property rights from third parties.  Companies including, among others, Acacia Research Corporation (NASDAQ:ACTG), Vringo, Inc. (NYSE MKT:VRNG), Intellectual Ventures, VirnetX Holdings Corp. (NYSE MKT:VHC), Marathon Patent Group, Inc. (NASDAQ:MARA) and RPX Corporation (NASDAQ:RPXC) seek to acquire or partner with third parties to license or enforce intellectual property rights.  It is expected that others will enter this market as well.  Many of these competitors have significantly more financial and human resources than us.

We may also compete with strategic corporate buyers, litigation funding firms such as Burford Capital Limited, Fortress Investment Group, Gerchen Keller Capital, LLC, Parabellum Capital LLC and Bentham Capital LLC, venture capital firms and hedge funds for intellectual property acquisitions and licensing opportunities.  Many of these competitors have greater financial resources and human resources than us.

New legislation, regulations, court rulings or actions by the U.S. Patent and Trademark Office related to enforcing patents could adversely affect our business and operating results.

If new legislation, regulations or rules are implemented either by Congress, the U.S. Patent and Trademark Office or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our business, financial condition and results of operations.  United States patent laws were amended by the Leahy-Smith America Invents Act, or the America Invents Act, which became effective on March 16, 2013. The America Invents Act includes a number of significant changes to U.S. patent law. In general, it attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation and new administrative post-grant review procedures to challenge the patentability of issued patents outside of litigation, including Inter Partes Review (IPR) and Covered Business Method Review (CBM) proceedings which provide third parties a timely, cost effective alternative to district court litigation to challenge the validity of an issued patent. For example, the America Invents Act changes the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought against individual parties allegedly infringing by their respective individual actions or activities.  The America Invents Act and its implementation has increased the uncertainties and costs surrounding the enforcement of patent rights, which could have a material adverse effect on our business, financial condition and results of operations.

Our quarterly and annual operating and financial results and our revenue are likely to fluctuate significantly in future periods.

Our quarterly and annual operating and financial results are difficult to predict and may fluctuate significantly from period to period.  Our revenue and net income was $12,309,000 and $1,766,000, respectively, for the year ended December 31, 2014 as compared to $8,017,000 and $1,016,000, respectively, for the year ended December 31, 2013.  Our revenue and net income was $8,698,000 and $2,626,000 for the year ended December 31, 2012.  Our revenue was $7,398,000 with net income of $8,493,000 (including net income of $6,903,000 related to the recording of a deferred tax benefit) for the year ended December 31, 2011 as compared to revenue of $33,037,000 and net income of $19,236,000 for the year ended December 31, 2010 (which 2010 revenue and net income were primarily due to achieving a large settlement of a patent litigation in July 2010).  Accordingly, our revenue, net income and results of operations may fluctuate as a result of a variety of factors that are outside our control including, but not limited to, our ability and timing in consummating future license agreements for our intellectual property assets, the timing and extent of royalty payments received by us from licensees, the timing and our ability to achieve successful outcomes from current and future patent litigation, and the timing and our ability to achieve revenue from future strategic relationships.

The patent monetization cycle is long, costly and unpredictable.

There is generally a significant time lag between acquiring a patent portfolio and recognizing revenue from those patent assets.  During this time lag, significant costs are likely to be incurred which may have a negative impact on our results of operations, cash flow and financial position.  Furthermore, the outcome of our efforts to monetize our patents is uncertain and we may not be successful.

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

We have not paid any dividends to our stockholders since 2010. In December 2010, the only time in our history, we paid a special cash dividend of $0.10 per share to holders of our common stock. We do not have any plans to pay dividends in the foreseeable future.  Our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including future earnings, if any, operations, capital requirements, our general financial condition, the preferences of any series of preferred stock, our general business conditions and future contractual restrictions on payment of dividends, if any.  Accordingly, stockholders must look solely to appreciation of our common stock to realize a gain on their investment.  This appreciation may not occur.

Because ownership of our common stock is concentrated, investors may have limited influence on stockholder decisions.

As of February 28, 2015, our executive officers and directors beneficially owned 31.3% of our outstanding common stock.  As a result, these stockholders may be able to exercise substantial control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets.  This concentration of ownership will limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

Our common stock may be delisted from the NYSE MKT LLC if we fail to comply with continued listing standards.

Our common stock is currently traded on the NYSE MKT LLC under the symbol “NTIP”.  If we fail to meet any of the continued listing standards of the NYSE MKT LLC, our common stock could be delisted from NYSE MKT LLC.  Such delisting could adversely affect the price and trading (including liquidity) of our common stock.

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

As a public company, our management must devote substantial time, attention and financial resources to comply with U.S. securities laws.  This may have a material adverse effect on management’s ability to effectively and efficiently pursue its business.  In addition, our disclosure obligations under U.S. securities laws require us to disclose information publicly that will be available to litigation opponents.  We may, from time to time, be required to disclose information that may have a material adverse affect on our litigation strategies. This information may enable our litigation opponents to develop effective litigation strategies that are contrary to our interests.

The significant number of options and warrants outstanding may adversely affect the market price for our common stock.

As of February 28, 2015, there were outstanding options and warrants to purchase an aggregate of 3,805,000 shares of our common stock at exercise prices ranging from $0.83 to $2.34.  To the extent that outstanding options and warrants are exercised, existing stockholder percentage ownership will be diluted and any sales in the public market of the common stock underlying such options may adversely affect prevailing market prices for our common stock.

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

We have previously issued a substantial number of shares of common stock, which are eligible for resale under Rule 144 of the Securities Act of 1933, and may become freely tradable.  We have also registered a substantial number of shares including shares that are issuable upon the exercise of options and warrants.  In addition, if holders of options and warrants choose to exercise their purchase rights and sell shares of common stock in the public market or if holders of currently restricted common stock or registered common stock sell such shares in the public market, or attempt to publicly sell such shares in a short time period, the prevailing market price for our common stock may decline.  Such decline in the price of our common stock may also adversely affect our ability to raise additional capital.

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

Our stock price may be volatile.

The market price of our common stock may be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	our ability to successfully enforce and/or defend our Remote Power Patent;

●	our ability to continue to receive material revenue from licensees of our Remote Power Patent;

●	our ability to continue to enter into favorable license agreements with third parties with respect to our Remote Power Patent;

●	our ability to license and monetize our patents besides the Remote Power Patent including the Mirror Worlds Patent Portfolio and the Cox Patent Portfolio;

●	our ability to successfully defend our Mirror Worlds Patent Portfolio and Cox Patent Portfolio;

●	our ability to acquire additional intellectual property;

●	our ability to achieve material revenue and profits;

●	our ability to enter into strategic relationships with third parties to license or otherwise monetize their intellectual property;

●	our ability to raise capital when needed;

●	sales of our common stock;

●	our ability to execute our business plan;

●	technology changes;

●	legislative, regulatory and competitive developments; and

●	economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  These market fluctuations may also have a material and adverse effect on the market price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

We currently lease office space in New York City at a base rent of $3,600 per month under a lease which expires on November 30, 2015.  On June 16, 2011, we entered into a four-year lease commencing July 18, 2011 to rent office space, consisting of approximately 2,400 square feet, for offices in New Canaan, Connecticut.  In accordance with the lease, we are obligated to pay a base rent of $6,400 per month for the first two years, $6,800 per month for the third year and $7,000 per month for the fourth year.  The base rent is subject to annual adjustments to reflect increases in real estate taxes and operating expenses. On May 15, 2014, Mirror Worlds Technologies, LLC, our wholly-owned subsidiary, entered into a one year lease, at a base rent of $620 per month, to rent office space consisting of approximately 420 square feet in Tyler, Texas. On January 7, 2014, the lease was renewed for a fifteen (15) month period expiring on April 30, 2015 and was again renewed on February 5, 2015 for an additional year (expiring April 30, 2016).

ITEM 3.  LEGAL PROCEEDINGS

Cox Patent Portfolio – Google and YouTube Legal Proceedings

On April 4, 2014, we initiated litigation against Google Inc. and YouTube, LLC in the United States District Court for the Southern District of New York for infringement of several of our patents within our Cox Patent Portfolio which relate to the identification of media content on the Internet.  The lawsuit alleges that Google and YouTube have infringed and continue to infringe certain of our patents by making, using, selling and offering to sell unlicensed systems and related products and services, which include YouTube’s Content ID system.  In May 2014, the defendants filed an answer to our complaint and asserted defenses of non-infringement and invalidity.

On December 3, 2014, we initiated a second litigation against Google Inc. and YouTube, LLC in the United States District Court for the Southern District of New York for infringement of our newly issued patent (part of the Cox Patent Portfolio) relating to the identification and tagging of media content (U.S. Patent No. 8,904,464).  The lawsuit alleges that Google and YouTube have infringed and continue to infringe the patent by making, using, selling and offering to sell unlicensed systems and products and services related thereto, which include YouTube’s content ID system.  In January, 2015, the defendants filed an answer to our complaint and asserted defenses of non-infringement and invalidity.

In December 2014, Google Inc. filed four petitions to institute Inter Partes Review proceedings at the USPTO pertaining to patents within our Cox Patent Portfolio asserted in the litigation filed in April 2014 as described above.  In each of the four Inter Partes Review petitions, Google seeks to cancel certain claims of our patents at issue within the Cox Patent Portfolio.  The USPTO has not yet made a determination of whether the petitions for Inter Partes Review will be accepted and trials will proceed in any of the four Inter Partes Review proceedings.

Mirror Worlds Patent Portfolio Litigation

On May 23, 2013, through our wholly-owned subsidiary Mirror Worlds Technologies, LLC, we initiated patent litigation in the United States District Court for the Eastern District of Texas, Tyler Division, against Apple, Inc., Microsoft, Inc., Hewlett-Packard Company, Lenovo Group Ltd., Lenovo (United States), Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics America, Inc. and Samsung Telecommunications America L.L.C., for infringement of U.S. Patent No. 6,006,227 (the “’227” Patent”) (one of the patents we acquired as part of the acquisition of the Mirror Worlds Patent Portfolio – see Note H[2] to our financial statements included in this Annual Report).  We seek, among other things, monetary damages based upon reasonable royalties.  The lawsuit alleges that the defendants have infringed and continue to infringe the claims of the ‘227 Patent by making, selling, offering to sell and using infringing products including Mac OS and Windows operating systems and personal computers and tablets that include versions of those operating systems, and by encouraging others to make, sell, and use these products.  In September 2013 and October 2013, the defendants filed their answers to our complaint. Defendants Apple and Microsoft, Inc. also filed counterclaims for a declaratory judgment of non infringement of our ‘227 Patent and invalidity of our ‘227 Patent.  On December 10, 2013, the litigation was severed into two consolidated actions, Mirror Worlds v. Apple, et al. (Case No. 6:13-cv-419), and Mirror Worlds v. Microsoft, et al., (Case No. 6:13-cv-941).  On September 12, 2013, Microsoft and the other defendants in the consolidated action filed a motion to stay our claims against certain PC manufacturer defendants and transfer the litigation to the Western District of Washington, which motion was denied by the Court on September 29, 2014.  On October 24, 2014, the defendants in the Mirror Worlds v. Microsoft, et al. action filed a Petition for a Writ of Mandamus in the United States Court of Appeals for the Federal Circuit directing the District Court to (i) stay our claims against certain PC manufacturer defendants, and (ii) transfer the case against Microsoft and the PC manufacturer defendants to the Western District of Washington.  On January 7, 2015, the United States Court of Appeals for the Federal Circuit denied defendants’ petition for a Writ of Mandamus.

A Markman hearing (a hearing in which the Court interprets and rules on the scope and meaning of disputed patent claim language regarding the patent at issue) for the two consolidated actions was held on November 13, 2014.  On January 14, 2015, the Court issued its claim construction order.  The Court ruled on the meaning of seven disputed claim terms, adopted our proposed construction for four of the disputed claims, provided its own construction for two claim terms and adopted defendants’ proposed construction for one claim term.  On December 8, 2014, Apple Inc. filed a motion for summary judgment asserting that our infringement claims are barred under the Kessler doctrine, asserting among other things, that the accused Apple products are “essentially the same” as products that were adjudged not to infringe the ‘227 patent in a prior legal proceeding (described below).  On January 29, 2015, we filed a cross-motion for partial summary judgment that the Kessler doctrine does not apply to this case as a matter of law.  A decision on the motion is pending.  On January 23, 2015, defendant Microsoft and certain PC manufacturer defendants filed a motion to dismiss our claims against them on the basis that our ‘227 Patent is invalid under 35 U.S.C. §101 on the basis that the claims of the ‘227 patent are directed at an abstract idea and do not constitute patentable subject matter.  On February 13, 2015, Apple Inc. filed a similar motion to dismiss our claims against it on the basis that the ‘227 Patent is invalid under 35 U.S.C. §101.  We intend to aggressively oppose the motions to dismiss.   Trial dates in the two consolidated actions have been scheduled for March 2016.

Several patents in the portfolio of patents that we acquired from Mirror Worlds, LLC (now Looking Glass LLC) on May 21, 2013 were the subject of prior litigation in Mirror Worlds, LLC v. Apple, Inc. (“Apple”) (No. 6:08-cv-00088).  On October 1, 2010, a jury returned a verdict in that action in favor of Mirror Worlds upholding the validity of the three patents tried in the case (the ‘227 Patent and U.S. Patent Nos. 6,638,313, and 6,725,427), and finding that Apple had willfully infringed each of these patents.  Further, the jury awarded Mirror Worlds $208.5 million in damages for each of these patents.  After the trial, the district court vacated the jury verdict on infringement, and concluded that Mirror Worlds failed to present sufficient evidence of direct or indirect infringement.  While the infringement, willfulness and damages verdicts were vacated at the trial level, the jury’s validity verdicts were not overturned. On appeal, a divided panel of the Federal Circuit Court of Appeals upheld the district court ruling overturning the jury verdict on direct and indirect infringement. The validity of the ‘227 Patent has also been reaffirmed by the U.S. Patent and Trademark Office since the trial in reexamination proceedings initiated by Apple resulting in two re-examination certificates which further validate the ‘227 Patent.

Remote Power Patent Legal Proceedings

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

On June 27, 2012, defendant Axis Communications made a motion to dismiss, or alternatively to sever, on the grounds of misjoinder.  Several defendants joined in the motion.  On July 16, 2012, we filed our opposition to the motion.  On January 17, 2013, the Court granted in part defendants’ motion by granting severance and consolidating all the actions for pre-trial issues, except venue.  On January 25, 2013, certain defendants filed a motion to stay the litigation pending completion or termination of the Inter Partes Review proceeding at the USPTO (see below and Note J[3] to our financial statements included in this Annual Report).  On March 5, 2013, the Court granted certain defendants’ motion and stayed the litigation until application by a party following the disposition of the Inter Partes Review proceeding described below. On September 11, 2014, we filed a motion to reopen the case and lift the stay because it was no longer appropriate given the favorable decision we received at the USPTO (described below). On January 5, 2015, the Court granted our motion to re-open the case and lift the stay.  The litigation will now proceed toward trial.  A trial date has been scheduled for July 2016.

On July 20, 2012, an unknown third party filed with the USPTO a request for ex parte reexamination of certain claims of our Remote Power Patent.  On September 5, 2012, the USPTO issued an order granting the reexamination.  The reexamination was stayed by the USPTO beginning in December 2012 until May 2014 (the completion of the Inter Partes Review proceeding described below). On October 14, 2014, the USPTO issued a Reexamination Certificate, rejecting a challenge to the patentability of our Remote Power Patent (U.S Patent No. 6,218,930). The Reexamination Certificate confirms the patentability of the challenged claims of our Remote Power (claims 6, 8 and 9) without any amendment or modification.  The USPTO also allowed fourteen (14) new claims, bringing the total claims in the Remote Power Patent to twenty-three (23) claims.  No claims were rejected.

Avaya Inc., Dell Inc., Sony Corporation of America and Hewlett Packard Co. were petitioners in Inter Partes Review proceedings (which were joined together) (the “IPR Proceeding”) at the USPTO before the Patent Trial and Appeal Board (the “Patent Board”) involving our Remote Power Patent. Petitioners in the IPR Proceeding sought to cancel certain claims of our Remote Power as unpatentable.  A hearing on the merits of the IPR Proceeding was held on January 9, 2014.  On May 22, 2014, the Patent Board issued its Final Written Decision in our favor rejecting a challenge to the patentability of our Remote Power Patent.  On July 24, 2014, the Petitioners in the IPR Proceeding each filed a Notice of Appeal of the Patent Board’s decision to the United States Court of Appeals for the Federal Circuit and filed briefs on August 29, 2014.  In the event the decision of the Patent Board is reversed by the United States Court of Appeals for the Federal Circuit and the Remote Power Patent is ultimately determined to be invalid, such a decision would have a material adverse effect on our business, financial condition and results of operations as our entire revenue stream is dependent upon the continued validity of our Remote Power Patent.

On February 16, 2015, Sony Corporation of America filed a Covered Business Method Review (CBM) Petition and a request for an ex parte reexamination with the USPTO seeking to invalidate certain claims of our Remote Power Patent.  The USPTO has not yet made a decision as to whether either the CBM Petition or the request for ex parte reexamination will be accepted.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our common stock became listed for trading on the NYSE MKT under the symbol “NTIP” on November 19, 2014.  Before November 19, 2014, our common stock traded on the OTC Bulletin Board under the symbol “NTIP”.  The following table sets forth, for the periods indicated, the range of the high and low bid prices for our common stock as reported by OTCBB.com up to and including the third quarter of 2014.  Such prices reflect inter-dealer quotations, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  For the fourth quarter of 2014, the summary table shows (i) the higher of the high sales price on the NYSE MKT or the high closing bid price as reported by the OTCBB (prior to November 19, 2014), and (ii) the lower of the low sales price on the NYSE MKT or the low closing bid price as reported by the OTCBB (prior to November 19, 2014).

YEAR ENDING DECEMBER 31, 2014	HIGH	LOW

Fourth Quarter	$2.37	$2.00
Third Quarter	$2.15	$1.90
Second Quarter	$2.00	$1.46
First Quarter	$1.75	$1.40

YEAR ENDED DECEMBER 31, 2013	HIGH	LOW

Fourth Quarter	$1.73	$1.43
Third Quarter	$1.78	$1.60
Second Quarter	$1.90	$1.23
First Quarter	$1.50	$1.12

On March 2, 2015, the closing price for our common stock as reported on the NYSE MKT was $2.29 per share. The number of record holders of our common stock was 62 as of March 2, 2015. In addition, we believe there are in excess of approximately 700 holders of our common stock in “street name” as of March 2, 2015.

Dividend Policy.  We did not pay any dividends to our stockholders during the year ended December 31, 2014.  In December 2010, the only time in our history, we paid a special dividend of $0.10 per share on our outstanding shares of common stock.  We do not have any plans to pay dividends in the foreseeable future.  The declaration and payment of any future dividends will be at the discretion of our Board of Directors and will depend upon a variety of factors, including future earnings, if any, operations, capital requirements, our general financial condition, the preferences of any series of preferred stock, our general business conditions and future contractual restrictions on payment of dividends, if any.

Recent Issuances of Unregistered Securities.  There were no unregistered sales of equity securities during the quarter ended December 31, 2014.

Issuer Purchases of Equity Securities.  On August 22, 2011, we announced that our Board of Directors approved a share repurchase program to repurchase up to $2,000,000 of shares of our common stock over the next 12 months (“Share Repurchase Program”).  On June 3, 2014, our Board of Directors authorized its fourth increase to our Share Repurchase Program to repurchase up to an additional $5,000,000 of our common stock over the subsequent 12 month period (for a total of up to $12,000,000 since inception of the Share Repurchase Program).  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion.  The timing and amount of the shares repurchased will be determined by management based on its evaluation of market conditions and other factors.  The repurchase program may be increased, suspended or discontinued at any time.

During the months of October, November and December 2014, we repurchased common stock pursuant to our Share Repurchase Program as indicated below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares) that May Yet Be Purchased Under the Plans or Programs(1)
October 1 to October 31, 2014	355,000	$2.15	355,000	$3,680,892
November 1, 2014 to November 30, 2014	0	—	—	$3,680,892
December 1, 2014 to December 31, 2014	200,000	$2.19	200,000	$3,242,892
Total	555,000	$2.17	555,000
______________________
(1)  The dollar amounts in this column reflect the increase of $5,000,000 (to $12,000,000 aggregate) in our Share Repurchase Program approved by the Board of Directors on June 3, 2014.

During the year ended December 31, 2014, we repurchased an aggregate of 2,335,740 shares of our common stock pursuant to the Share Repurchase Program at a cost of $4,439,484 (exclusive of commissions) or an average price per share of $1.90.

Since inception of the Share Repurchase Program (August 2011) through February 28, 2015, we have repurchased an aggregate of 5,749,068 shares of our common stock at a cost of $8,872,107 (exclusive of commissions) or an average per share price of $1.54.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2014.

	(a) Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (a)
Equity compensation plans approved by security holders (1)	280,000	$1.65	2,320,000
Equity compensation plans not approved by security holders(2)	2,670,000	$1.23	—
Total	2,950,000	$1.27	2,320,000
________________________

(1)  Our 2013 Stock Incentive Plan (“2013 Plan”) was approved by our stockholders on October 9, 2013 and by our Board of Directors on August 7, 2013.

(2)  Represents aggregate individual option grants outside of, and prior to the establishment of, the 2013 Stock Incentive Plan referred to in the above table which includes individual option grants issued to our officers, directors, employees and consultants in consideration for certain services rendered to us.  The option agreements pertaining to such individual option grants contain customary anti-dilution provisions.

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

OVERVIEW

Our principal business is the development, licensing and protection of our intellectual property assets.  We presently own twenty-four (24) patents that relate to various technologies including patents covering (i) the delivery of power over Ethernet cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) enabling technology for identifying media content on the Internet and taking further action to be performed based on such identification; and (iv) systems and methods for the transmission of audio, video and data in order to achieve high quality of service (QoS) over computer and telephony networks.  In addition, we continually review opportunities to acquire or license additional intellectual property.

We have been actively engaged in the licensing of our patent (U.S. Patent No. 6,218,930) covering delivery of power over Ethernet cables (the “Remote Power Patent”).  As of February 28, 2015, we had entered into sixteen (16) license agreements with respect to our Remote Power Patent which, among others, include license agreements with Cisco Systems, Inc., Extreme Networks, Inc., Netgear, Inc., Microsemi Corporation, Motorola Solutions, Inc. and NEC Corporation and several other major data networking equipment manufacturers (see Notes J[3] and J[4] to our financial statements included in this Annual Report).  Our current strategy includes continuing our licensing efforts with respect to our Remote Power Patent and our efforts to monetize the two patent portfolios (the Cox Patent Portfolio and the Mirror Worlds Patent Portfolio) we acquired in 2013.  In addition, we continue to seek to acquire additional intellectual property assets to develop, commercialize, license or otherwise monetize such intellectual property.  Our strategy includes working with inventors and patent owners to assist in the development and monetization of their patented technologies.  We may also enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.  Our acquisition strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as we have achieved with respect to our Remote Power Patent.  Our Remote Power Patent generated licensing revenue in excess of $70,000,000 from May 2007 through December 31, 2014.

On February 28, 2013, as part of our acquisition strategy, we acquired from Dr. Ingemar Cox, a technology leader in digital watermarking content identification, digital rights management and related technologies, four (4) patents (as well as a pending patent application) (the “Cox Patent Portfolio”) for a purchase price of $1,000,000 in cash and 403,226 shares of our common stock.  In addition, we are obligated to pay Dr. Cox 12.5% of the net proceeds generated by us from licensing, sale or enforcement of the patents (see Note H[2] to our financial statements included in this Annual Report).  In 2014, we were issued five additional patents (U.S. Patent No. 8,640,179, U.S. Patent No. 8,656,441, U.S. Patent No. 8,782,726, U.S. Patent No. 8,904,464 and U.S. Patent No. 8,904,465) by the USPTO related to the Cox Patent Portfolio.

On May 21, 2013, Mirror Worlds Technologies, LLC, our wholly-owned subsidiary, acquired all of the patents previously owned by Mirror Worlds, LLC (which subsequently changed its name to Looking Glass LLC) including nine (9) issued United States patents and five (5) pending applications covering foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system (the “Mirror Worlds Patent Portfolio”).  The consideration we paid for the Mirror Worlds Patent Portfolio consisted of (i) $3,000,000 in cash, (ii) 5-year warrants to purchase 875,000 shares of our common stock at an exercise price of $1.40 per share, and (iii) 5-year warrants to purchase 875,000 shares of our common stock at an exercise price of $2.10 per share (the “Looking Glass Warrants”) (see Note H[2] to our financial statements included in this Annual Report).  On June 3, 2014, we repurchased the Looking Glass Warrants from Looking Glass at a cost of $505,000.  As part of the acquisition of the Mirror Worlds Patent Portfolio, we also entered into an agreement with Recognition Interface, LLC (“Recognition”), an entity that financed the commercialization of the Mirror Worlds Patent Portfolio prior to its sale to Mirror Worlds, LLC and also retained an interest in the licensing proceeds of the patent portfolio held by Mirror Worlds, LLC.  Pursuant to the terms of our agreement with Recognition, Recognition received (i) 5-year warrants to purchase 250,000 shares of our common stock at an exercise price of $1.40 per share, and (ii) 5-year warrants to purchase 250,000 shares of our common stock at an exercise price of $2.10 per share.  Recognition also received from us an interest in the net proceeds realized from the monetization of the Mirror Worlds Patent Portfolio as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; and (iii) 20% of any portion of the net proceeds in excess of $250 million.  In addition, Abacus and Associates, Inc., an entity affiliated with Recognition,  received  a  60-day  warrant  to  purchase  500,000  shares  of  our common stock at an exercise price of $2.05 per share which it exercised in full on July 22, 2013 resulting in proceeds to us of $1,025,000.  As a result of such warrant exercise and in accordance with our agreement with Recognition, we issued additional warrants to Recognition to purchase an aggregate of 250,000 shares of our common stock (125,000 shares at an exercise price of $2.10 per share and 125,000 shares at an exercise price of $1.40 per share).

On May 22, 2013, through our wholly-owned subsidiary, Mirror Worlds Technologies, LLC, we initiated patent litigation against Apple, Inc., Microsoft, Inc., Hewlett-Packard Company, Lenovo Group Ltd., Lenovo (United States), Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics America, Inc. and Samsung Telecommunications America L.L.C., in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of U.S. Patent No. 6,006,227 (part of the Mirror Worlds Patent Portfolio we acquired) (see “Legal Proceedings” at page 28 hereof).

On April 4, 2014 and December 3, 2014, we initiated litigation against Google and YouTube in the United States District Court for the Southern District of New York for infringement of several of our patents within the Cox Patent Portfolio relating to the identification of media content on the Internet.  These lawsuits allege that Google and YouTube have infringed and continue to infringe certain of our patents by making, using, selling and offering to sell unlicensed systems and related products and services, which include YouTube’s Content ID system (see “Legal Proceedings” at page 26 hereof).

In September 2011, we initiated patent litigation against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  During the years ended December 31, 2012 and December 31, 2013, we settled the litigation against five (5) of the defendants.  In March 2013, the Court granted certain defendants’ motion and stayed the litigation until application by a party following disposition of the Inter Partes Review proceeding involving our Remote Power Patent.  On September 11, 2014, we filed a motion to reopen the case and lift the stay which was granted by the Court on January 5, 2015 (see “Legal Proceedings” at page 28 hereof).

As a result of a settlement in July 2010 of patent litigation we had initiated against Cisco Systems, Inc. and Cisco-Linksys, LLC (collectively “Cisco”), we entered into non-exclusive licenses for our Remote Power Patent with Cisco and the other defendants.  For the years ended December 31, 2014 and December 31, 2013, our royalty revenue from Cisco constituted 87% (including the additional revenue from our audit of Cisco - see Note L to our financial statements included in this Annual Report) and 77% of our revenue, respectively.  It is anticipated that one or a few of our licensees will continue to constitute a significant portion of our revenue in the foreseeable future.  In accordance with our Settlement and License Agreement, dated May 25, 2011 (the “Agreement”), which expanded upon the July 2010 agreement, Cisco is obligated to pay us royalties (which began in the first quarter of 2011 and continues through the full term of our Remote Power Patent which expires in March 2020) based on its sales of PoE products up to maximum royalty payments per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent.  The royalty payments are subject to certain conditions including the continued validity of our Remote Power Patent.  Due to our annual royalty rate structure with Cisco which includes declining rates as the volume of PoE product sales increase during the year, royalties from Cisco are anticipated to be highest in the first quarter of the calendar year and decline for each of the remaining calendar quarters of the year.  However, in 2014 we had greater royalty revenue from Cisco in the second quarter as compared to the first quarter because we recorded additional royalty revenue from Cisco in the second quarter as a result of our audit of Cisco for the years ended December 31, 2013 and December 31, 2012 (see below and Note L to our financial statements included in this Annual Report).

In late December 2013, we exercised our right to audit the royalties paid to us by Cisco for the years 2012 and 2013 (the “Audit Period”) in accordance with our May 2011 license agreement with Cisco.  As a result of the audit, Cisco agreed to pay the Company additional royalty payments pursuant to the May 2011 license agreement of $3,281,000 for the Audit Period and other periods covered by license agreement.  These additional aggregate royalty payments of $3,281,000 were all recorded as revenue in the three month period ended June 30, 2014, at the time the parties agreed to the amount of the additional royalty revenue (See Note L to our financial statements included in this Annual Report).

On July 20, 2012, an unknown third party filed with the USPTO a request for ex parte reexamination of certain claims of our Remote Power Patent.  On September 5, 2012, the USPTO issued an order granting the reexamination.  The request for reexamination was stayed by the USPTO on December 21, 2012 until May 2014 (the completion of the Inter Partes Review proceedings at the USPTO involving our Remote Power Patent described below).  On October 14, 2014, the USPTO issued a Reexamination Certificate, rejecting a challenge to the patentability of our Remote Power Patent (U.S Patent No. 6,218,930).  The Reexamination Certificate confirmed the patentability of the challenged claims of the Remote Power Patent (claims 6, 8 and 9) without any amendment or modification.  The USPTO also allowed fourteen (14) new claims, bringing the total claims in the Remote Power Patent to twenty-three (23) claims.  No claims were rejected.

Avaya Inc., Dell Inc., Sony Corporation of America and Hewlett Packard Co. were petitioners in Inter Partes Review proceedings (which were joined together) (the “IPR Proceeding”) at the USPTO before the Patent Trial and Appeal Board (see “Legal Proceedings” at page 29 of this Annual Report).  A hearing on the merits of the IPR Proceeding was held on January 9, 2014.  On May 22, 2014, the Patent Board issued its Final Written Decision in favor of the Company rejecting a challenge to the patentability of our Remote Power Patent.  On July 24, 2014, the Petitioners in the IPR Proceeding each filed a Notice of Appeal of the Patent Board’s decision to the United States Court of Appeals for the Federal Circuit and filed briefs on August 29, 2014. In the event the decision of the Patent Board is reversed by the United States Court of Appeals for the Federal Circuit and the Remote Power Patent is ultimately determined to be invalid, such a decision would have a material adverse effect on our business, financial condition and results of operations as our entire revenue stream is dependent upon the continued validity of our Remote Power Patent.

At December 31, 2014, we had federal, state and local net operating loss carryforwards (NOLs) totaling approximately $25,200,000 expiring through 2029, with a future tax benefit of approximately $9,000,000. At December 31, 2014 and December 31, 2013, $4,743,000 and $5,659,000, respectively, was recorded as deferred tax assets on our balance sheet.  During the year ended December 31, 2014, as a result of income (before taxes) for the year of $2,709,000, $943,000 was recorded as income tax expense and the deferred tax assets were reduced by $916,000 to $4,743,000. To the extent that we have taxable income in the future, we will report income tax expense and such expense attributable to federal income taxes will reduce the tax assets reflected on our balance sheet.  Management will continue to evaluate the recoverability of our NOLs and adjust the deferred tax assets accordingly.  Utilization of NOLs can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

RESULTS OF OPERATIONS

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenue.  We had revenue of $12,309,000 for the year ended December 31, 2014 (“2014”) as compared to revenue of $8,017,000 for the year ended December 31, 2013, which was related to the receipt of royalties from our licensees pursuant to license agreements for our Remote Power Patent.  The increase in revenue of $4,292,000 or 53.5% for 2014 was due to increased royalty revenue from our licensees which included $3,281,000 of additional royalty payments from Cisco as a result of our audit of Cisco (see Note L to our financial statements included in this Annual Report).  Exclusive of royalty revenue from the Cisco audit, royalty revenue from licensees for 2014 increased $1,011,000 or 12.6% to $9,028,000 as compared to $8,017,000 for 2013.

Cost of Revenue.  We had a cost of revenue of $3,510,000 and $2,359,000 for 2014 and 2013, respectively.  Included in the cost of revenue for 2014 were contingent legal fees and expenses of $2,737,000 payable to our patent litigation counsel (see Note H[1] to our financial statements included herein) and $614,000 of incentive (royalty bonus) compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note I[1] to our financial statements included in this Annual Report).  Included in the cost of revenue for 2013 were contingent legal fees and expenses of $1,858,000 payable to our patent litigation counsel and $397,000 of incentive (royalty bonus) compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.

Gross Profit. The gross profit for the 2014 was $8,799,000 as compared to $5,658,000 for 2013. The increased gross profit of $3,141,000 or 55.5% for 2014 as compared to 2013 was primarily due to additional revenue of $3,281,000 from our Cisco audit (see Note L to our financial statements in this Annual Report) and increased revenue from licensees of $1,011,000 for 2014 (exclusive of the Cisco audit).

Operating Expenses.  Operating expenses for 2014 were $6,076,000 as compared to $4,133,000 for 2013.  General and administrative expenses include overhead expenses, and finance, accounting, legal and other professional services incurred by us.  General and administrative expenses increased by $458,000 from $2,735,000 for 2013 to $3,193,000 for 2014, due primarily to increased compensation and bonuses for employees and a consultant, increased legal fees and expenses and listing fees for the NYSE MKT.  We also  accrued contingent patent costs of $900,000 with respect to a contingent payment with respect to our purchase of the Remote Power Patent (see Note H[3] to our financial statements included in this Annual Report).  Amortization of patents was $1,650,000 for 2014 as compared to $1,008,000 for 2013.  The increased cost of amortization of patents for 2014 was due to our acquisition of thirteen (13) patents in 2013.  Stock-based compensation expense related to the issuance of stock options was $333,000 for 2014 as compared to $390,000 for 2013.

Interest Income.  Interest income for 2014 was $37,000 as compared to interest income of $36,000 for 2013.

Operating Income. We had operating income of $2,723,000 for 2014 compared with operating income of $1,525,000 for 2013.  The increased operating income of $1,198,000 for 2014 was primarily due to additional revenue of $3,281,000 as a result of our Cisco audit (see Note L to our financial statements included in this Annual Report) and increased royalty revenue (exclusive of the Cisco Audit) of $1,011,000 offset by accrued contingent patent costs of $900,000.

Income Taxes.  Benefits for federal, state and local income taxes of $943,000 and $545,000 were recorded for 2014 and 2013, respectively.

Deferred Tax Benefit/NOLs.  At December 31, 2014, we had net operating loss carryforwards (NOLs) totaling approximately $25,200,000 expiring through 2029, with a future tax benefit of approximately $9,000,000.  At December 31, 2014 and December 31, 2013, $4,743,000 and $5,659,000, respectively, has been recorded as deferred tax assets on our balance sheet.  During the year ended December 31, 2014, as a result of income (before taxes) of $2,709,000, $943,000 was recorded as income tax expense and our deferred tax assets were reduced by $916,000 to $4,743,000.

Net Income.  As a result of the foregoing, we realized net income of $1,766,000 or $0.07 per share (basic and diluted) for 2014 compared with net income of $1,016,000 or $0.04 per share (basic and diluted) for 2013.  The increased net income of $750,000 was primarily due to increased revenue from our existing licensees of $4,292,000, including the additional revenue from our Cisco audit, offset by increases in cost of revenue of $1,151,000, operating expenses of $1,059,000, income taxes of $398,000 and accrued contingent patent costs of $900,000.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from royalty revenue from licensing our Remote Power Patent.  In accordance with our patent litigation settlement achieved in July 2010, we received aggregate payments upon settlement of approximately $32 million (net proceeds of $22 million after payment of legal fees and expenses and bonus compensation) and Cisco agreed to pay us quarterly royalties (which began in the first quarter of 2011) (see Note J[4] to our financial statements included in this Annual Report).  At December 31, 2014, our principal sources of liquidity consisted of cash and cash equivalents of $17,662,000 and working capital of $18,021,000.  We believe based on our current cash position and projected licensing revenue from our existing license agreements that we will have sufficient cash to fund our operations for the foreseeable future, although this may not be the case.

Working capital decreased by $1,773,000 to $18,021,000 at December 31, 2014 as compared to working capital of $19,794,000 at December 31, 2013.  The decrease in working capital was primarily due to the cost of repurchase of our shares and warrants of $4,982,000 and increased accounts payable and accrued expenses of $1,447,000 offset by increased royalty revenue of $4,292,000.

Net cash provided by operating activities for 2014 increased by $3,037,000 to $5,762,000 compared to net cash provided by  operating activities of $2,725,000 for 2013.  The increase in cash provided by operating activities for 2014 was primarily due to an increase in net income of $750,000 and an increase in accrued expenses of $1,245,000, increased amortization expense of $642,000 and an increase in our deferred tax provision of $381,000.

The net cash used in investing activities for 2014 was $1,062,000.  The cash used in investing activities in 2014 was primarily for the purchase of marketable securities of $1,096,000 offset by the sale of marketable securities of $510,000 plus an additional investment of $380,000 in Lifestreams Technologies Corporation and $96,000 related to the issuance of additional patents.

Net cash used in financing activities was $5,976,000, which was primarily due to repurchase of our common stock ($4,477,000), value of shares delivered to fund withholding taxes on exercise of options ($1,014,000) and repurchase of warrants ($505,000).

We maintain our cash primarily in money market accounts.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities except for the lease obligations set forth in Note H[5] to our financial statements included in this Annual Report.

CRITICAL ACCOUNTING POLICIES

See Note B to our financial statements included in this Annual Report.

Effect of New Accounting Pronouncements.

See Note B[12] to our financial statements included in the Annual Report.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required hereby are located on pages F-1 through F-24 which follow Part III.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 8, 2014, our Audit Committee accepted the resignation of Radin Glass effective as of that date.  In June 2014, Radin Glass had advised the Company that it would not be able to conduct an audit of the Company for the year ending December 31, 2014 as three of its partners and all other employees were joining another accounting firm which does not conduct audits of public companies pursuant to its policies.  Contemporaneous with Radin Glass’s resignation, the Audit Committee engaged Friedman LLP as the Company's independent registered public accounting firm for the years ended December 31, 2014 and December 31, 2015.  During the years ended December 31, 2013 and December 31, 2012, and the subsequent interim period through October 8, 2014, there were no (i) disagreements with Radin Glass on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Radin Glass's satisfaction, would have caused Radin Glass to make reference to the subject matter thereof in connection with its reports for such years; or (ii) reportable events, as described under Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.    CONTROLS AND PROCEDURES

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

Management, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of the end of the period covered by this report.

(ii)    Attestation Report of Registered Public Accounting Firm

We are a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Act of 1934, as amended, and as such, are not required to provide the information contained in this sub-section pursuant to Item 308(b) of Regulation S-K.

(iii)    Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information includes information each director and executive officer has given us about his or her age, all positions he or she holds, his or her principal occupation and business experience for at least the past five years, and the names of other publicly-held companies of which he or she currently serves as a director or has served as a director during the past five years.  In addition to the information presented regarding each director’s specific experience, qualifications, attributes and skills that led our Board to the conclusion that he or she should serve as a director, we also believe that all of our directors have a reputation for integrity, honesty and adherence to high ethical standards.  They each have demonstrated business acumen, exercise sound judgment, and a commitment of service to Network-1 and our Board.

Information about the number of shares of our common stock beneficially owned by each executive officer and director appears in this Annual Report under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  There are no family relationships among any of our directors and executive officers.

NAME	AGE	POSITION
Corey M. Horowitz	60	Chairman, Chief Executive Officer and Chairman of the Board of Directors
David C. Kahn	63	Chief Financial Officer, Secretary and a Director
Jonathan Greene	53	Executive Vice President
Emanuel Pearlman	54	Director
Niv Harizman	50	Director
Allison Hoffman	44	Director

Corey M. Horowitz became our Chairman and Chief Executive Officer in December 2003.  Mr. Horowitz has also served as Chairman of our Board of Directors since January 1996 and has been a member of our Board of Directors since April 1994.  During the period June 2001 through December 2003, CMH Capital Management Corp., an entity solely owned by Mr. Horowitz, rendered financial advisory services to us.  We believe Mr. Horowitz’s qualifications to serve on our Board of Directors include his significant experience and expertise as an executive in the intellectual property field, his understanding of our intellectual property and the patent acquisition, licensing and enforcement business combined with his private equity and corporate transactional experience.

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

Jonathan Greene became our Executive Vice President in October 2013.  He served as a consultant to the Company from December 2004 until March 2013, providing technical and marketing analysis for our intellectual property portfolio.  Mr. Greene became an employee of the Company in March 2013.  From April 2006 to February 2009, Mr. Greene served as a marketing consultant for Avatier Corporation, a developer of identity management software.  From August 2003 until December 2004, he served as a consultant to Neartek, Inc., a storage management software company (August 2003 until October 2003) and Kavado Inc., a security software company (November 2003 until December 2004).  From January 2003 until July 2003, Mr. Greene served as Director of Product Management for FalconStor Software, Inc. (NASDAQ:FALC), a storage management software company.  From December 2001 through December 2002, Mr. Greene served as Senior Vice President of Marketing and Business Development of Network-1, at a time when Network-1 was engaged in the development, marketing and licensing of security software.  From December 1999 until September 2001, he served as Senior Vice President of Marketing for Panacya Inc., a vendor of service management software.

Emanuel Pearlman became a director of our company in January 2012.  Mr. Pearlman currently serves as Chairman and CEO of Liberation Investment Group, LLC, a New York based investment management and financial consulting firm, a position he has held since January 2003.  Since September 2010 to the present, he has served as Chairman of the Board of Empire Resorts, Inc. (NASDAQ: NYNY), having first been elected to the Board of Directors in May 2010.  Mr. Pearlman also currently serves on the Audit, Compensation, Corporate Governance and Regulatory Compliance Committees of Empire Resorts, Inc. and also as Chairman of its Strategic Development Committee. From January 2012 to January 2013, Mr. Pearlman served on the board of directors of Dune Energy, Inc. (OTCBB: DUNR.OB) as Chairman of the Nominating and Governance Committee.  From October 2006 to March 2010, Mr. Pearlman served on the board of directors of Multimedia Games, Inc. (NASDAQ: MGAM).  Mr. Pearlman was previously a director of Network-1 from December 1999 to December 2002.  We believe Mr. Pearlman’s qualifications to serve on our Board include his significant investment and financial experience and expertise combined with his Board experience.

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

Allison Hoffman became a director of our company in December 2012.  Since September 2013, Ms. Hoffman has served as Executive Vice President, General Counsel and Corporate Secretary of Martha Stewart Living Omnimedia, Inc. (NYSE:MSO), a media and merchandising company providing consumers with high quality life style content and products.  From December 2012 until September 2013, she provided legal services to Martha Stewart Living Omnimedia, Inc.  From June 1999 to September 2012, Ms. Hoffman was employed by ALM Media, LLC, a leading provider of specialized news and information for the legal and commercial real estate sectors, as Senior Vice President, Chief Legal Officer and Secretary (January 2007 – September 2012), Vice President, General Counsel and Secretary (August 2001 to December 2006) and Assistant General Counsel (June 1999 – July 2001).  From 1995 to 1999, Ms. Hoffman was an associate in the corporate finance department of Skadden, Arps, Slate, Meagher and Flom LLP.  We believe that Ms. Hoffman’s qualifications to serve on our Board include her extensive legal background and transactional experience.

Committees of the Board of Directors

The Board of Directors currently has four committees: an Audit Committee; a Compensation Committee; a Nominating and Corporate Governance Committee and a Strategic Development Committee.  Each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee has a charter.  These charters are available on our website at: http://www.Network-1.com/sec/sec.htm.  Each member of each committee is an “independent” director under the standards of the NYSE MKT LLC.  Three of our current five directors, Emanuel Pearlman, Allison Hoffman and Niv Harizman, are considered independent directors under Rule 803A(2) of the NYSE MKT LLC Company Guide.

Audit Committee

Our Board of Directors has an audit committee in accordance with Section 10A-3 of the Securities Exchange Act of 1934, as amended, and Section 803 of the NYSE MKT LLC Company Guide consisting of Emanuel Pearlman (Chairman) and Allison Hoffman.  Emanuel Pearlman and Allison Hoffman each qualify as an audit committee financial expert under applicable SEC rules.  Mr. Pearlman and Ms. Hoffman also qualify as “independent” as independence for audit committee members is defined under 10A-3 under the Securities Exchange Act of 1934, as amended, and Section 803B(2) of the NYSE MKT LLC Company Guide.

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

Nominating and Corporate Governance Committee

Our Board has a Nominating and Corporate Governance Committee consisting of Niv Harizman (Chairman) and Emanuel Pearlman.  The Nominating and Corporate Governance Committee is responsible for, among other things, developing and recommending to the Board a set of corporate governance policies for the Company, establishing criteria for selecting new directors, and identifying, screening and recruiting new directors.  The Committee also recommends to the Board nominees for directors and recommends directors for committee membership to the Board.

Strategic Development Committee

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on review of the copies of such forms furnished to us or amendments thereto, we believe that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) stockholders were complied with during 2014.

Code of Ethics

The Board of Directors has adopted Codes of Ethics that apply to its executive officers, directors and employees.

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes compensation for the years ended December 31, 2014 and December 31, 2013, awarded to, earned by or paid to our Chief Executive Officer (“CEO”) and to each of our executive officers who received total compensation in excess of $100,000 for the year ended December 31, 2014 for services rendered in all capacities to us (collectively, the “Named Executive Officers”).

Summary Compensation Table

		Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards($)(3)	All Other Compensation($)(1)	Total($)
Corey M. Horowitz Chairman and Chief Executive Officer David C. Kahn Chief Financial Officer Jonathan Greene Executive Vice President	2014 2013 2014 2013 2014 2013	$415,000 $415,000 $157,500(5) $139,000(5) $180,000(7) $180,000(7)	$814,000(2) $572,000(2) $30,000 $30,000 $40,000 $20,000	$108,000 $108,000 $16,000 $11,000 $16,000 $53,000	$ 33,400 (4) $ 33,500 (4) $ 9,330 (6) $ 5,000 (6) $ 18,160 (8) —	$1,370,000 $1,128,500 $ 212,830 $ 185,000 $ 254,160 $ 253,000
______________________________

(1)	We have concluded that the aggregate amount of perquisites and other personal benefits paid in 2014 and 2013 to either Mr. Horowitz, Mr. Kahn or Mr. Greene did not exceed $10,000.

(2)
Mr. Horowitz received the following cash incentive bonus payments for 2014: (i) an annual discretionary bonus of $200,000 for 2014 and (ii) royalty incentive compensation of $614,000 pursuant to his employment agreement (see “Employment Agreements-Termination of Employment and Change In-Control Arrangements” below).  Mr. Horowitz received the following cash incentive bonus payments for 2013: (i) an annual bonus of $175,000 and (ii) royalty bonus compensation of $397,000 pursuant to his employment agreement.

(3)
The amounts in the “Option Awards” column represent the aggregate grant date fair value of the vested portion of the stock option awards granted to the Named Executive Officers computed in accordance with FASB ASC Topic 718.  See Note G[1] to our financial statements included in this Annual Report for a discussion of the assumptions made by the Company in determining the grant date fair value.

(4)	Includes 401K matching funds contributions by the Company for the benefit of Mr. Horowitz of $33,400 and $33,500 for 2014 and 2013, respectively.

(5)
Mr. Kahn became an employee on a part-time basis in April 2014.  During the period January 2013 through March 2014, Mr. Kahn served as Chief Financial Officer on a consulting basis and was paid consulting fees.

(6)
Includes (i) a 401K matching funds contribution by the Company for the benefit of Mr. Kahn of $9,330 for 2014, and (ii) $5,000 for 2013 representing Mr. Kahn’s portion of a fee for tax services paid to an entity which is owned 50% by Mr. Kahn.

(7)
Mr. Greene became Executive Vice President of the Company in October 2013 and an employee in March 2013.  During January 2013 through February 2013, Mr. Greene was compensated as a consultant to the Company.

(8)	Represents a 401K matching funds contribution by the Company for the benefit of Mr. Greene of $18,160 for 2014.

Narrative Disclosure to Summary Compensation Table

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

On November 1, 2012, we entered into a new employment agreement (the “Agreement”) with Corey M. Horowitz pursuant to which he continues to serve as our Chairman and Chief Executive Officer for three successive one year terms (unless terminated by the Company) at an annual base salary of $415,000.  The Agreement established an annual target bonus of $150,000 for Mr. Horowitz based on performance criteria to be established on an annual basis by the Compensation Committee.  For the year ended December 31, 2014, Mr. Horowitz received an annual bonus of $200,000.

In connection with the Agreement, Mr. Horowitz was issued a 10-year option to purchase 500,000 shares of our common stock at an exercise price of $1.19 per share, which vests in equal quarterly amounts of 41,667 shares beginning November 30, 2012 through August 31, 2015, subject to acceleration upon a change of control.  Mr. Horowitz shall forfeit the balance of unvested shares if his employment has been terminated “For Cause” (as defined) by the Company or without “Good Reason” (as defined) by him.

Under the terms of the Agreement, Mr. Horowitz also receives incentive compensation in an amount equal to 5% of our gross royalties or other payments or proceeds (without deduction of legal fees or any other expenses) with respect to our Remote Power Patent (U.S. Patent No. 6,218,930), and a 10% net interest (gross royalties and other payments or proceeds after deduction of all legal fees and litigation expenses related to licensing of and enforcement activities, but in no event shall Mr. Horowitz receive less than 6.25% of the gross recovery) of our royalties and other payments with respect to our other patents besides the Remote Power Patent (the “Additional Patents”) actually received from licensing our patented technologies including patents owned as of the date of the Agreement and acquired or licensed on an exclusive basis during the period in which Mr. Horowitz continues to serve as an executive officer of our company (the “Incentive Compensation”).  For the year ended December 31, 2014, Mr. Horowitz earned Incentive Compensation of $614,000.  The Incentive Compensation shall continue to be paid to Mr. Horowitz for the life of each of the Company’s patents with respect to licenses entered into with third parties during Mr. Horowitz’s term of employment or at anytime thereafter, whether Mr. Horowitz is employed by the Company or not; provided, that, Mr. Horowitz’s employment has not been terminated by us “For Cause” (as defined) or terminated by Mr. Horowitz without “Good Reason” (as defined).  In the event that Mr. Horowitz’s employment is terminated by us “Other Than For Cause” (as defined) or by Mr. Horowitz for “Good Reason” (as defined), Mr. Horowitz shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) a pro-rated portion of the $150,000 target bonus provided bonus criteria have been satisfied on a pro-rated basis through the calendar quarter in which the termination occurs and (iii) accelerated vesting of all unvested options and warrants.

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

On April 12, 2012, we entered into a letter agreement with David Kahn which amended his agreement, dated February 3, 2011, pursuant to which he continued to serve as Chief Financial Officer of the Company.  The amendment (the “Amendment”) provided as follows: (i) the term of Mr. Kahn’s service as Chief Financial Officer was extended until December 31, 2013; (ii) Mr. Kahn’s monthly compensation was increased to $11,000 per month; and (iii) Mr. Kahn was granted a 5-year option to purchase 75,000 shares of our common stock at an exercise price of $1.40 per share (the closing price on the date of grant), which option vested over a one year period in equal quarterly amounts of 18,750 shares.

On April 9, 2014, David Kahn, Chief Financial Officer, entered into an offer letter with us pursuant to which he continues to serve as Chief Financial Officer, on an at-will basis, at an annual base salary of $157,500.  Mr. Kahn is eligible to receive incentive or bonus compensation on an annual basis in the discretion of the our Compensation Committee.  Mr. Kahn received an annual bonus of $30,000 for 2014.  In connection with the offer letter, Mr. Kahn was issued, under the Company’s 2013 Stock Incentive Plan, a 5-year stock option to purchase 50,000 shares of our common stock, at an exercise price of $1.65 per share, which option vests in two equal amounts (25,000 shares each) on each of December 31, 2014 and December 31, 2015.  In addition, in the event Mr. Kahn’s employment is terminated without “Good Cause” (as defined), he shall receive (i) (a) 6 months base salary or (b) 12 months base salary in the event of a termination without “Good Cause” within 6 months following a “Change of Control” of the Company (as defined) and (ii) accelerated vesting of all remaining unvested shares underlying his options or any other awards he may receive in the future.

In December 2014, our Board approved an increase in annual base salary for Jonathan Greene, Executive Vice President, to $200,000 per annum.

During the year ended December 31, 2014, Corey Horowitz, Chairman and Chief Executive Officer, and Jonathan Greene, Executive Vice President, exercised stock options to purchase an aggregate of 1,517,500 and 75,000 shares, respectively, of our common stock (Mr. Horowitz exercised options to purchase 1,100,000 shares at an exercise price of $0.25 per share and 417,000 shares at $0.68 per share and Mr. Greene exercised his option to purchase 75,000 shares at an exercise price of $0.68 per share).  All such options were exercised on a cashless (net exercise) basis by delivery of an aggregate of 292,638 and 31,098 shares of common stock, respectively, by Mr. Horowitz and Mr. Greene.  In addition, during the year ended December 31, 2014, Mr. Horowitz and Mr. Greene delivered an aggregate of 516,288 shares and 16,968 shares of common stock, respectively, with an aggregate value of $986,110 and $27,828, respectively, to fund payroll withholding taxes on exercise of such stock options.

Profit Sharing 401(k) Plan

We offer all employees who have completed a year of service (as defined) participation in a 401(k) retirement savings plan.  401(k) plans provide a tax-advantaged method of saving for retirement.  We expensed matching contributions of $60,888 and $33,500 under the 401(k) plan for the years ended December 31, 2014 and December 31, 2013, respectively.

Director Compensation

We compensate each non-management director of our company by granting to each such outside director 5-year stock options to purchase 50,000 shares of our common stock upon joining our Board and options to purchase 37,500 shares of our common stock on an annual basis.  All such options are issued at an exercise price equal to the closing price of our common stock on the date of grant and vest over a one year period on a quarterly basis, subject to continued service on the Board.  In addition, we pay our non-management directors cash director fees of $40,000 per annum ($10,000 per quarter).  Non-management directors also receive additional cash compensation on an annual basis for serving on the following Board committees:  Audit Committee – Chairperson ($7,500) and member ($5,000) and the Chairperson and member of each of the Compensation Committee and Nominating and Corporate Governance Committee receive annual fees of $3,750 and $2,500, respectively.

In consideration for serving as the sole member of our Strategic Development Committee, in June 2013 we issued to Niv Harizman a 5-year option to purchase 300,000 shares of our common stock, at an exercise price of $1.88 per share, which option vested 100,000 shares on the date of grant, 100,000 on the first anniversary of the date of grant and will vest 100,000 shares on the second anniversary from the grant date.

The following table sets forth the compensation awarded to, earned by or paid to all persons who served as members of our board of directors (other than our Named Executive Officers) during the year ended December 31, 2014.  No director who is also a Named Executive Officer received any compensation for services as a director in 2014.

Name	Option Awards(2) (3) ($)	Fees earned or paid in cash ($)(1)	All other compensation ($)	Total ($)
Emanuel Pearlman	$27,000	$50,000	—	$ 77,000
Niv Harizman	$97,000	$46,250	—	$ 143,250
Allison Hoffman	$27,000	$48,750	—	$ 75,750
___________________________
(1)	Represents director's fees payable in cash to each non-management director of $10,000 per quarter (or $40,000 per annum) for 2014 plus cash fees for serving on Board committees.

(2)
The amounts included in the “Option Awards” column represent the grant date fair value of stock option awards (vested) to directors, computed in accordance with FASB ASC Topic 718.  For a discussion of valuation assumptions see Note G[1] to our Financial Statements included in this Annual Report.

(3)
The aggregate grant date fair values for 2014 calculated in accordance with FASB ASC Topic 718 reflect the following: (i) 5-year options to purchase 35,000 shares of our common stock granted to each of Emanuel Pearlman, Niv Harizman and Allison Hoffman on April 9, 2014, at an exercise price of $1.65 per share, which options vested 8,750 shares on the date of grant and the balance of 26,250 shares in equal amounts of 8,750 shares on a quarterly basis beginning June 30, 2014, and (ii) a 5-year option to purchase 300,000 shares of our common stock granted to Niv Harizman on June 19, 2013, at an exercise price of $1.88 per share, which option vested 100,000 shares on the date of grant, 100,000 shares on the first anniversary from the date of grant and the balance of 100,000 on the second anniversary from the grant date.  The aggregate number of option awards outstanding at December 31, 2014 for each director was as follows: Mr. Pearlman – options to purchase 135,000 shares; Mr. Harizman – options to purchase 410,000 shares; and Ms. Hoffman - options to purchase 110,000 shares.

Outstanding Equity Awards at December 31, 2014

The following table sets forth information relating to unexercised and outstanding options for each Named Executive Officer as of December 31, 2014:

	Number of Securities Underlying Unexercised Options
Name	Exercisable		Unexercisable		Option Exercise Price ($)	Option Expiration Date

Corey M. Horowitz	374,999	(1)	125,001	(1)	$1.19	11/01/22
Chairman and CEO	750,000		—		$0.83	6/08/19

David Kahn	25,000		25,000	(2)	$1.65	4/09/19
Chief Financial Officer	75,000		—		$1.40	4/12/17
	100,000		—		$1.59	2/03/16

Jonathan Greene	25,000		25,000	(2)	$1.65	4/09/19
Executive Vice President	150,000		—		$0.90	4/16/15
	240,000		—		$1.60	3/10/16

_______________________________
(1)	41,667 shares vest on a quarterly basis beginning November 30, 2012 through August 31, 2015.

(2)	25,000 shares vested on December 31, 2014 and 25,000 shares vest on December 31, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of February 28, 2015 for (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our executive officers and directors as a group.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(1)	PERCENTAGE OF COMMON STOCK BENEFICIALLY OWNED(2)
Corey M. Horowitz(3)	7,081,939	27.9%
CMH Capital Management Corp(4)	2,291,372	9.0%
Steven D. Heinemann (5)	3,090,378	12.7%
Goose Hill Capital LLC(6)	2,505,145	10.3%
Emigrant Capital Corporation(7)	1,312,500	5.4%
Barry Rubenstein(8)	1,265,583	5.2%
Jonathan E. Greene(9)	425,281	1.7%
Niv Harizman(10)	330,793	1.3%
David C. Kahn(11)	216,000	*
Emanuel Pearlman(12)	143,750	*
Allison Hoffman(13)	118,750	*
All officers and directors as a group (6 Persons)	8,316,513	31.3%

_____________________________________

    *          Less than 1%.

(1)
Unless otherwise indicated, we believe that all persons named in the above table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.  Unless otherwise indicated the address for each listed beneficial owner is c/o Network-1 Technologies, Inc., 445 Park Avenue, Suite 912, New York, New York 10022.

(2)
A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from January 31, 2015 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and other convertible securities held by such person (but not those held by any other person) and which are exercisable or convertible within 60 days from February 28, 2015 have been exercised and converted.  Assumes a base of 24,224,336 shares of our common stock outstanding.

(3)
Includes (i) 3,193,385 shares of common stock held by Mr. Horowitz, (ii) 1,166,670 shares of common stock subject to currently exercisable stock options held by Mr. Horowitz, (iii) 2,171,372 shares of common stock held by CMH Capital Management Corp., an entity solely owned by Mr. Horowitz, (iv) 120,000 shares of common stock owned by the CMH Capital Management Money Purchase Plan, of which Mr. Horowitz is the trustee, (v) 67,471 shares of common stock owned by Donna Slavitt, the wife of Mr. Horowitz, (v) an aggregate of 360,750 shares of common stock held by two trusts and a custodian account for the benefit of Mr. Horowitz’s three children and (vii) 2,291 shares of common stock held by Horowitz Partners, a general partnership of which Mr. Horowitz is a partner.  Does not include 83,330 shares of common stock subject to options which are not currently exercisable.

(4)
Includes 2,171,372 shares of common stock owned by CMH Capital Management Corp. and 120,000 shares of common stock owned by CMH Capital Management Purchase Plan.  Corey M. Horowitz, by virtue of being the sole officer, director and shareholder of CMH Capital Management Corp. and the trustee of the CMH Capital Management Purchase Plan, has the sole power to vote and dispose of the shares of common stock owned by CMH Capital Management Corp. and the CMH Capital Management Money Purchase Plan.

(5)
Includes 585,233 shares of common stock owned by Mr. Heinemann and 2,505,145 shares of common stock owned by Goose Hill Capital LLC.  Goose Hill Capital LLC is an entity in which Mr. Heinemann is the sole member.  Mr. Heinemann, by virtue of being the sole member of Goose Hill Capital LLC, has the sole power to vote and dispose of the shares of common stock owned by Goose Hill Capital LLC. The aforementioned beneficial ownership is based upon a Form 4 filed by Mr. Heinemann with the SEC on May 13, 2014 and Amendment No. 2 to Schedule 13G filed by Mr. Heinemann and Goose Hill Capital LLC with the SEC on March 10, 2014.  The address for Mr. Heinemann is 106 Goose Hill Road, Cold Spring Harbor, New York 11724.

(6)
Includes 2,505,145 shares of common stock. Steven D. Heinemann, by virtue of being the sole member of Goose Hill Capital LLC, has the sole power to vote and dispose of the shares of common stock owned by Goose Hill Capital LLC. The aforementioned beneficial ownership is based upon a Form 4 filed by Mr. Heinemann with the SEC on May 13, 2014 and Amendment No. 2 to Schedule 13G filed by Mr. Heinemann and Goose Hill Capital LLC with the SEC on March 10, 2014.  The address for Goose Hill Capital LLC is 106 Goose Hill Road, Cold Spring Harbor, New York 11724.

(7)
Includes 1,312,500 shares of common stock owned by Emigrant Capital Corporation.  Emigrant Capital Corporation (“Emigrant Capital”) is a wholly-owned subsidiary of Emigrant Savings Bank (“ESB”), which is a wholly-owned subsidiary of Emigrant Bancorp, Inc. (“EBI”).  EBI is a wholly-owned subsidiary of New York Private Bank & Trust Corporation (“NYPBTC”).  The Paul Milstein Revocable 1998 Trust (the “Trust”) owns 100% of the voting stock of NYPBTC.  ESB, EBI, NYPBTC and the Trust each may be deemed to be the beneficial owner of the shares of common stock held by Emigrant Capital.  The aforementioned is based upon a Schedule 13G/A filed jointly by Emigrant Capital, ESB, EBI, NYPBTC, the Trust and others with the SEC on February 12, 2005.  Howard Milstein, by virtue of being an officer of New York Private Bank and Trust Corporation and trustee of the Paul Milstein Revocable 1998 Trust, both indirect owners of Emigrant Capital, may be deemed to have sole power to vote and dispose of the shares of common stock owned by Emigrant Capital.  The address of Emigrant Capital Corporation is 6 East 43rd Street, 8th Floor, New York, New York 10017.

(8)
Includes (i) 160,011 shares of common stock held by Mr. Rubenstein, and (ii) 540,524, 254,683, 309,316 and 1,049 shares of common stock held by Woodland Venture Fund, Seneca Ventures, Woodland Partners and Marilyn Rubenstein, respectively.  The aforementioned beneficial ownership by Mr. Rubenstein is based upon Amendment No. 11 to Schedule 13D jointly filed by Mr. Rubenstein and related parties with the SEC on June 3, 2014.  Barry Rubenstein is a general partner of Woodland Venture Fund, Seneca Ventures and Woodland Partners as well as the husband of Marilyn Rubenstein and thus may be deemed to have shared power to vote and dispose of the shares of common stock held by Woodland Venture Fund, Seneca Ventures, Woodland Partners and Marilyn Rubinstein.  The address of Barry Rubenstein is 68 Wheatley Road, Brookville, New York 11545. Woodland Services Corp. is a general partner of Woodland Venture Fund and Seneca Ventures and, by virtue of such position, may be deemed to have shared power to vote and dispose of the shares of common stock held by Woodland Venture Fund and Seneca Ventures.

(9)
Includes 10,281 shares of common stock and 415,000 shares of common stock subject to currently exercisable options owned by Mr. Greene.  Does not include options to purchase 25,000 shares of common stock which are not currently exercisable.

(10)
Includes 12,043 shares of common stock and 318,750 shares of common stock subject to currently exercisable options owned by Mr. Harizman.  Does not include options to purchase 126,250 shares of common stock which are not currently exercisable.

(11)
Includes (i) 16,000 shares of common stock owned by Mr. Kahn and (ii) 200,000 shares of common stock subject to currently exercisable stock options owned by Mr. Kahn.  Does not include options to purchase 25,000 shares of common stock which are not currently exercisable.

(12)
Includes 143,750 shares of common stock subject to currently exercisable stock options owned by Mr. Pearlman.  Does not include options to purchase 26,250 shares of common stock which are not currently exercisable.

(13)	Includes 118,750 shares of common stock subject to currently exercisable options owned by Ms. Hoffman. Does not include options to purchase 26,250 shares which are not currently exercisable.

The Equity Compensation Plan information presented on page 32 of this Annual Report is incorporated herein in its entirety.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Since the last two fiscal years there were no transactions with related persons requiring disclosure under Item 404 of Regulation S-K under the Securities Act.

Review, Approval or Ratification of Transactions with Related Persons

The Audit Committee has responsibility for reviewing and approving related-persons transactions in accordance with its charter.  A related person is any executive officer, director, nominee for director or more than 5% stockholder of the Company, including immediate family members, and any entity owned or controlled by such persons.  In addition, pursuant to our Codes of Ethics, all of our officers, directors and employees are to avoid conflicts of interest and to refrain from taking part or exercising influence in any transaction in which such party’s personal interest may conflict with the best interest of the Company.  Except for provisions of the Audit Committee Charter, there are no written procedures governing review of related-persons transactions.

Director Independence

Three of our five directors, Emanuel Pearlman, Niv Harizman and Allison Hoffman, are considered independent directors in compliance with the standard of independence in Section 803A(2) of the NYSE MKT LLC Company Guide.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Radin, Glass & Co., LLP (“Radin Glass”), our Company’s independent accountant until October 8, 2014, billed us aggregate fees of approximately $68,000 and $74,500 for the years ended December 31, 2014 and December 31, 2013, respectively, for review of financial statements included in our Form 10-Q's and for other services in connection with statutory or regulatory filings for the year ended December 31, 2013, and the first two quarters of 2014 and for the audit of our annual financial statements for the year ended December 31, 2013.

On October 8, 2014, the Audit Committee accepted the resignation of Radin Glass effective as of that date.  In June 2014, Radin Glass had advised the Company that it would not be able to conduct an audit of the Company for the year ending December 31, 2014 as three of its partners and all other employees were joining another accounting firm which does not conduct audits of public companies pursuant to its policies.  Contemporaneous with Radin Glass’s resignation, the Audit Committee engaged Friedman LLP as the Company's independent registered public accounting firm for the years ended December 31, 2014 and December 31, 2015.  Friedman LLP billed us aggregate fees of $70,000 for the year ended December 31, 2014 for review of financial statements included in our Form 10-Q for the third quarter of 2014 and for the audit of our annual financial statements for the year ended December 31, 2014.

Audit Related Fees, Tax Fees and All Other Fees

Friedman LLP did not render any other professional service (other than those discussed above for the year ended December 31, 2014).  Radin, Glass & Co., LLP did not render any other professional service (other than those discussed above for the years ended December 31, 2014 or December 31, 2013) except for fees and expenses of $64,000 with respect to the audit of Cisco (which we were reimbursed in full by Cisco) for the year ended December 31, 2014 and income tax consulting for which Radin, Glass Co., LLP billed us approximately $6,100 for the year ended December 31, 2014 and $5,500 for the year ended December 31, 2013.

Audit Committee Pre-Approval Policies and Procedures

Our audit committee charter adopted in January 2013, provides that our audit committee must comply with SEC rules to maintain auditor independence as set forth in Rule 2-01(c)(7)(i) of Regulation S-X.  All the services above were approved in advance by our Board of Directors.

NETWORK-1 TECHNOLOGIES, INC.

Index to Consolidated Financial Statements

NETWORK-1 TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Network-1 Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Network-1 Technologies, Inc. as of December 31, 2014, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2014. Network-1 Technologies, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Network-1 Technologies, Inc. as of December 31, 2014, and the results of its operations and its cash flows for the years ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ FRIEDMAN LLP
New York, New York
March 5, 2015

NETWORK-1 TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Network-1 Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Network-1 Technologies, Inc. as of December 31, 2013 and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Network-1 Technologies, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Radin, Glass & Co., LLP

New York, New York

March 21, 2014

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$17,662,000	$18,938,000
Marketable securities, available for sale	1,079,000	530,000
Royalty receivables	1,249,000	814,000
Other current assets	242,000	276,000

Total Current Assets	20,232,000	20,558,000

OTHER ASSETS:
Deferred tax assets	4,743,000	5,659,000
Patents, net of accumulated amortization	3,582,000	5,136,000
Other investments, at cost	576,000	196,000
Security deposits	19,000	19,000

Total Other Assets	$8,920,000	$11,010,000

TOTAL ASSETS	$29,152,000	$31,568,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:

CURRENT LIABILITIES:
Accounts payable	$338,000	$136,000
Accrued expenses	1,873,000	628,000

TOTAL LIABILITIES	2,211,000	764,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 per value; authorized 10,000,000 shares; none issued and outstanding at December 31, 2014 and December 31, 2013	—	—

Common stock, $0.01 par value; authorized 50,000,000 shares; 24,274,336 and 25,854,548 issued and outstanding at December 31, 2014 and December 31, 2013, respectively	243,000	259,000

Additional paid-in capital	60,977,000	61,129,000
Accumulated deficit	(34,262,000)	(30,553,000)
Accumulated other comprehensive loss	(17,000)	(31,000)

TOTAL STOCKHOLDERS’ EQUITY	26,941,000	30,804,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,152,000	$31,568,000

See notes to consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2014	2013
ROYALTY REVENUE	$12,309,000	$8,017,000

COST OF REVENUE (exclusive of contingent patent cost)	3,510,000	2,359,000

GROSS PROFIT	8,799,000	5,658,000

OPERATING EXPENSES:
General and administrative	3,193,000	2,735,000
Amortization of patents	1,650,000	1,008,000
Stock-based compensation	333,000	390,000
Contingent patent cost	900,000	—
TOTAL OPERATING EXPENSES	6,076,000	4,133,000

OPERATING INCOME	2,723,000	1,525,000
OTHER INCOME (EXPENSES):
Interest income, net	37,000	36,000
Loss on sale of securities available-for-sale (reclassified from accumulated other comprehensive income for previously unrealized losses on securities)	(51,000)	—

INCOME BEFORE INCOME TAXES	2,709,000	1,561,000

INCOME TAXES:
Current	27,000	10,000
Deferred	916,000	535,000
Total Income Taxes	943,000	545,000

NET INCOME	$1,766,000	$1,016,000

Net Income Per Share
Basic	$0.07	$0.04
Diluted	$0.07	$0.04

Weighted average common shares outstanding:
Basic	25,170,346	25,589,238
Diluted	26,928,330	27,954,685

NET INCOME	$1,766,000	$1,016,000

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Reclassification adjustment for loss included in net income	51,000	—
Unrealized holding loss on securities available-for-sale arising during the year	(37,000)	(17,000)
Total other comprehensive income (loss), net of tax benefit	14,000	(17,000)

COMPREHENSIVE INCOME	$1,780,000	$999,000

See notes to consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity

Balance – January 1, 2013	25,392,269	$254,000	$58,046,000	$(29,306,000)	$(14,000)	$28,980,000

Granting of options	—	—	390,000	—	—	390,000

Shares and warrants issued in connection with patent acquisitions	403,226	4,000	1,612,000	—	—	1,616,000

Proceeds from exercise of options and warrants	1,581,142	16,000	1,081,000	—	—	1,097,000

Value of shares delivered to fund withholding taxes and option exercise	(435,216)	(4,000)	—	(777,000)	—	(781,000)

Treasury stock purchased and retired	(1,086,872)	(11,000)	—	(1,486,000)	—	(1,497,000)

Unrealized loss on securities available-for-sale	—	—	—	—	(17,000)	(17,000)

Net income	—	—	—	1,016,000	—	1,016,000

Balance – December 31, 2013	25,854,549	$259,000	$61,129,000	$(30,553,000)	$(31,000)	$30,804,000

Granting of options	—	—	333,000	—	—	333,000

Proceeds from exercise of options	20,000	—	20,000	—	—	20,000

Cashless exercise of options	1,592,500	16,000	—	—	—	16,000

Value of shares delivered to fund withholding taxes and option exercise	(856,973)	(9,000)	—	(1,021,000)	—	(1,030,000)

Treasury stock purchased and retired	(2,335,740)	(23,000)	—	(4,454,000)	—	(4,477,000)

Repurchase of warrants	—	—	(505,000)	—	—	(505,000)

Unrealized gain on securities available-for-sale	—	—	—	—	14,000	14,000

Net income	—	—	—	1,766,000	—	1,766,000

Balance – December 31, 2014	24,274,336	$243,000	$60,977,000	$(34,262,000)	$(17,000)	$26,941,000

See notes to consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,766,000	$1,016,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of patents	1,650,000	1,008,000
Stock-based compensation	333,000	390,000
Deferred tax provision	916,000	535,000
Non-cash royalty revenue	—	(70,000)
Loss on sale of marketable securities	51,000	—

Source (use) of cash from changes in operating assets and liabilities:
Royalty receivables	(435,000)	(39,000)
Other current assets	34,000	(54,000)
Accounts payable	202,000	(61,000)
Accrued expenses	1,245,000	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,762,000	2,725,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(1,096,000)	—
Proceeds from sale of marketable securities	510,000	—
Purchase of patents	(96,000)	(4,463,000)
Acquisition of Investments, at cost	(380,000)	(126,000)

NET CASH USED IN INVESTING ACTIVITIES	(1,062,000)	(4,589,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Value of shares delivered to fund withholding taxes on exercise of options	(1,014,000)	(781,000)
Repurchase of common stock	(4,477,000)	(1,497,000)
Repurchase of warrants	(505,000)	—
Proceeds from exercises of options and warrants	20,000	1,097,000

NET CASH USED IN FINANCING ACTIVITIES	(5,976,000)	(1,181,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,276,000)	(3,045,000)

CASH AND CASH EQUIVALENTS, beginning of year	18,938,000	21,983,000

CASH AND CASH EQUIVALENTS, end of year	$17,662,000	$18,938,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the years for:
Interest	—	—
Taxes	$31,000	$352,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of shares and warrants issued to purchase patents	—	$1,616,000

See notes to consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

NOTE A – BUSINESS

Network-1 Technologies, Inc. (the “Company”) is engaged in the development, licensing and protection of its intellectual property assets.  The Company presently owns twenty-four (24) patents that relate to various technologies including patents covering (i) the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) enabling technology for identifying media content on the Internet and taking further action to be performed based on such identification; and (iv) systems and methods for the transmission of audio, video and data over computer and telephony networks in order to achieve high quality of service (QoS). The Company has been actively engaged in licensing its remote power patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables (the “Remote Power Patent”).  The Company has entered into sixteen (16) license agreements with respect to its Remote Power Patent.  The Company’s current strategy includes continuing to pursue licensing opportunities for its Remote Power Patent and monetizing two patent portfolios (the Cox and Mirror Worlds patent portfolios hereinafter referred to as the “Cox Patent Portfolio” and the “Mirror Worlds Patent Portfolio”) acquired by the Company in 2013 (see Note H[2] hereof).  The Company’s acquisition strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as the Company has achieved with respect to its Remote Power Patent.  The Company continually reviews opportunities to acquire or license additional intellectual property.  In addition, the Company may enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary, Mirror Worlds Technologies, LLC.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]	Use of Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company’s consolidated financial statements include the valuation of warrants and stock-based payments, deferred income taxes, income tax payable and valuation of other investments, valuation of accrued expenses and marketable securities.  Actual results could be materially different from those estimates, upon which the carrying values were based.

[2]	Cash and Cash Equivalents

The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC").  At December 31, 2014, the Company maintained cash balance of $17,143,000 in excess of FDIC limits.

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Cash and cash equivalents as of December 31, 2014 and December 31, 2013 are composed of:

	December 31, 2014	December 31, 2013

Cash	$2,984,000	$1,903,000
Money market fund	14,678,000	17,035,000
Total	$17,662,000	$18,938,000

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[3]	Marketable Securities

Marketable securities are classified as available-for-sale and are recorded at fair market value.  Unrealized gain and losses are reported as other comprehensive income or loss.  Realized gains and losses are reclassified from other comprehensive income or loss to net income or loss in the period they are realized.  At December 31, 2014, the Company's marketable securities consist of two corporate bonds (face value $1,000,000) with a 3.9% and 4.5% coupon and term of greater than three months when purchased.  At December 31, 2013, the Company’s marketable securities consisted of one bond (face value $500,000) with a 6% coupon which was sold during 2014 for a realized loss of $51,000.  The Company’s marketable securities mature in 2021 and it is not the intention of the Company to hold such securities until maturity.

[4]	Patents

The Company owns patents that relate to various technologies.  The Company capitalizes the costs associated with acquisition, registration and maintenance of its acquired patents and amortizes these assets over their remaining useful lives on a straight-line basis.  Any further payments made to maintain or develop the patents would be capitalized and amortized over the balance of the useful life for the patents.

[5]	Impairment of long-lived assets

Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.  Accordingly, the Company records impairment losses on long-lived assets used in operations or expected to be disposed of when indicators of impairment exist and the undiscounted cash flows expected to be derived from those assets are less than carrying amounts of these assets.  At December 31, 2014 and 2013, there was no impairment to the Company’s patents or other investments held by the Company.

[6]	Allowance for Doubtful Accounts

The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to their expected net realizable value.  There was no allowance for doubtful accounts at December 31, 2014 and 2013.

[7]	Revenue Recognition

The Company recognizes revenue received from the licensing of its intellectual property in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB No. 104") and related authoritative pronouncements. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the applicable license agreement, (iii) amounts are fixed or determinable, and (iv) collectability of amounts is reasonably assured.  The Company relies on royalty reports received from third party licensees to record its revenue.  From time to time the Company may audit royalties reported from licensees as the Company did with respect to Cisco Systems, Inc. (see Note L). Any adjusted royalty revenue as a result of such audits is recorded by the Company in the period in which such adjustment is agreed to by the Company and the licensee or otherwise determined.

[8]	Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740, “Income Taxes” (ASC 740), which requires the Company to use the assets and liability method of accounting for income taxes. Under the assets and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forward. Under this

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

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

United States federal, state and local income tax returns prior to 2011 are not subject to examination by any applicable tax authorities.

[9]	Stock-based compensation

The Company accounts for its stock-based compensation at fair value estimated on the grant date using the Black-Scholes option pricing model. See Note G[1] for further discussion of the Company’s stock-based compensation.

[10]	Earnings/Loss per Share

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

[11]	Financial Instruments

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

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to the valuation methodology are unobservable.

The Company’s financial assets subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value as of	Fair Value Measurements at December 31, 2014 Using Fair Value Hierarchy
	December 31, 2014	Level 1	Level 2	Level 3
Cash and cash equivalents	$17,662,000	$17,662,000	$—	$—
Corporate bond	1,079,000	1,079,000	—	—
Total	$18,741,000	$18,741,000	$—	$—

	Fair Value as of	Fair Value Measurements at December 31, 2013 Using Fair Value Hierarchy
	December 31, 2013	Level 1	Level 2	Level 3
Cash and cash equivalents	$18,938,000	$18,938,000	$—	$—
Corporate bond	530,000	530,000	—	—
Total	$19,468,000	$19,468,000	$—	$—

The carrying value of cash, marketable securities, royalty receivable, other assets, accounts payable, and accrued expenses approximates fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.  It was not practicable to determine the fair value of the Company’s investment in Lifestreams Technologies Corporation as it has no readily determinable market value (See Note D).

[12]	Recently issued accounting standards

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015, Consolidation (Topic 810):  Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures.  This ASU will be effective for periods beginning after December 15, 2015 for public companies.  Management is evaluating the potential impact, if any, on the Company’s financial position and results of operations.

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

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE C - PATENTS

The Company’s intangible assets include patents with estimated remaining economic useful lives ranging from 1.5 to 6.75 years.  For all periods presented, all of the Company’s patents were subject to amortization.  The gross carrying amounts and accumulated amortization related to acquired intangible assets as of December 31, 2014 and 2013 are as follows:

	2014	2013
Gross carrying amount – patents	$6,310,000	$6,214,000
Accumulated amortization – patents	(2,728,000)	(1,078,000)
Patents, net	$3,582,000	$5,136,000

Amortization expense for the years ended December 31, 2014 and 2013 was $1,650,000 and $1,008,000, respectively.  Future amortization of current intangible assets, net is as follows:

2015	$1,649,000
2016	$801,000
2017	$189,000
2018	$189,000
2019 and thereafter	$754,000
Total	$3,582,000

On February 28, 2013, the Company acquired the Cox Patent Portfolio consisting of four U.S. patents and a pending patent application from Dr. Ingemar Cox which the Company valued at $1,725,000 (see Note H[2]).  On May 21, 2013, the Company’s wholly-owned subsidiary acquired  the Mirror Worlds Patent Portfolio consisting of nine U.S. patents and five pending patent applications from Mirror Worlds, LLC which the Company valued at $4,354,000 (see Note H[2]).

The Company’s Remote Power Patent expires in March 2020. The expiration dates of the patents within the Company’s Mirror Worlds Patent Portfolio range from June 2016 to February 2020. The expiration dates of the patents within the Cox Patent Portfolio range from September 2021 to November 2023 and the expiration date of patents within the Company’s QoS family of patents is June 2019.

NOTE D – OTHER INVESTMENTS, AT COST

In May 2013, as part of the acquisition of the Mirror Worlds Patent Portfolio (see Note H[2]), the Company acquired from Mirror Worlds, LLC 250,000 shares of common stock of Lifestreams Technologies Corporation (“Lifestreams”), a company engaged in the development of next generation applications and methodologies designed to organize and display digital data.  In July 2013, the Company made an additional investment of $50,000 in Lifestreams as part of a financing and received 123,456 shares of Series A preferred stock and, as part of an amended license agreement between the Company’s subsidiary and Lifestreams, the Company received a warrant to purchase 1,305,000 shares of common stock of Lifestreams.  The warrant was valued at $70,000 based on the Black-Scholes option model and recorded as non-cash royalty income for the year ended December 31, 2013.  In March 2014, the Company made an additional investment of $95,000 in Lifestreams in the form of a convertible secured note as part of the first tranche of an aggregate investment of $380,200 of convertible secured notes.  In May 2014, August 2014 and December 2014, the Company made additional investments of $95,000 each as part of the second, third and fourth tranche of the investment.  The convertible secured notes are due March 31, 2015 and shall automatically convert into shares of preferred stock upon a Lifestreams “qualified” equity financing (at least $3.0 million).  Since the Company owns less than 20% of the outstanding equity of Lifestreams at December 31, 2014 and does not have significant influence or control, the Company’s investment in Lifestreams is recorded at cost. It was not practicable to determine the fair value of the Company’s investment in Lifestreams as it has no readily determinable market value.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE D – OTHER INVESTMENTS AT COST (continued)

At December 31, 2014 and December 31, 2013, the Company’s investment in Lifestreams, which is included in “Other investments” on the consolidated balance sheets, consists of the following:

		2014	2013
	Number of Shares	Carrying Value	Carrying Value

Common Stock	250,000	$76,000	$76,000

Series A Preferred Stock	123,456	50,000	50,000

Warrants	1,305,000	70,000	70,000

Convertible Secured Notes	—	380,000	—

		$576,000	196,000

NOTE E - EARNINGS (LOSS) PER SHARE

Basic Earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of outstanding common shares during the period.  Diluted per share data included the dilutive effects of options, warrants and convertible securities.  Potential shares of 3,700,000 and 6,782,000 at December 31, 2014 and 2013, respectively, consisted of options and warrants.  Computations of basic and diluted weighted average common shares outstanding are as follows:

	2014	2013

Weighted-average common shares outstanding - basic	25,170,346	25,589,238

Dilutive effect of options and warrants	1,757,984	2,365,447

Weighted-average common shares outstanding - diluted	26,928,330	27,954,685

Options and Warrants excluded from the computation of diluted income (loss) per share because the effect of inclusion would have been anti-dilutive	1,942,016	4,417,053

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE F – INCOME TAXES

At December 31, 2014, the Company had federal, state and local net operating loss carryforwards (NOLs) totaling approximately $25,200,000 expiring through 2029, with a future tax benefit of approximately $9,000,000. At December 31, 2014 and 2013, $4,743,000 and $5,659,000, respectively, was recorded as deferred tax assets on the Company’s balance sheet.  During the year ended December 31, 2014, as a result of income (before taxes) for the year of $2,709.000, $943,000 was recorded as income tax expense and the deferred tax assets were reduced by $916,000 to $4,743,000.  To the extent that the Company earns income in the future, the Company will report income tax expense and such expense attributable to federal income taxes will reduce the tax asset reflected on the balance sheet.  Management will continue to evaluate the recoverability of the NOL and adjust the deferred tax asset appropriately.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.  The 2014 provision for income taxes includes an approximate $17,000 benefit arising from a reclassification adjustment for a previously unrealized loss on a security classified as available-for-sale and its related realized loss in the year ended December 31, 2014.

The principal components of the net deferred tax assets are as follows:

	Year Ended
	December 31,
	2014	2013

Deferred tax assets:
Net operating loss carryforwards	$8,454,000	$8,581,000
Options and warrants not yet deducted, for tax purposes	420,000	1,149,000
	8,874,000	9,730,000

Valuation allowance	(4,131,000)	(4,071,000)

Net deferred tax assets	$4,743,000	$5,659,000

The reconciliation between the taxes as shown and the amount that would be computed by applying the statutory federal income tax rate to the income before income taxes is as follows:

	Year Ended
	December 31,
	2014	2013

Income tax - statutory rate	34.0%	34.0%
State and local,net	1.0%	1.0%
Valuation allowance on deferred tax assets	0.0%	0.0%
	35.0%	35.0%

While only the tax returns for the four years ended December 31, 2014 are open for examination for taxes payable for those years, tax authorities could challenge returns (only under certain circumstances) for earlier years to the extent that they generated loss carry forwards that are available for those or future years.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE G – STOCKHOLDERS’ EQUITY

[1]	Stock options

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

At December 31, 2014, stock options to purchase an aggregate of 280,000 shares of common stock were outstanding under the 2013 Stock Incentive Plan and options to purchase 2,670,000 shares of common stock were outstanding representing option grants outside of the 2013 Plan (issued prior to the establishment of the 2013 Plan).

The fair value of options on the date of grant is estimated using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	Year Ended
	December 31,
	2014	2013

Exercise Prices	$1.65	$1.19 - $1.88
Risk-free interest rates	1.65%	0.78% - 1.24%
Expected option life in years	5 years	5 years
Expected stock price volatility	42.65%	43.54% - 44.31%
Expected dividend yield	0.00%	0.00%

The weighted average fair value of the options, on the option grant date during the years ended December 31, 2014 and December 31, 2013 was $0.65 and $0.68 per share, respectively.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE G - STOCKHOLDERS' EQUITY (CONTINUED)

The following table summarizes stock option activity for the years ended December 31:

	2014		2013
		Weighted		Weighted
		Average		Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price

Options outstanding at beginning of year	4,282,500	$0.91	5,582,500	$0.78
Granted	280,000	$1.65	400,000	$1.71
Expired	—	—	(297,500)	$0.66
Exercised	(1,612,500)	$0.39	(1,402,500)	$0.69

Options outstanding at end of year	2,950,000	$1.27	4,282,500	$0.91

Options exercisable at end of year	2,637,503	$1.24	3,790,834	$0.84

During the years ended December 31, 2014 and December 31, 2013, the Company granted stock options to purchase an aggregate of 280,000 and 400,000 shares of its common stock, respectively, to its officers, directors and consultants.  The fair value of these options based on the Black-Scholes option-pricing model amounted to $208,000 and $271,000, respectively, for the 2014 and 2013 grants.  The Company recognized stock-based compensation of $333,000 (consisting of $296,000 with respect to employees and directors and $37,000 for a consultant) and $390,000 (all related to employees and directors) in 2014 and 2013, respectively.  The Company has remaining unrecognized expenses related to unvested stock options of $228,000.

During the year ended December 31, 2014, options to purchase an aggregate of 1,592,500 shares of the Company’s common stock were exercised on a cashless (net exercise basis), at prices ranging from $0.25 per share to $0.68 per share.  As all of these options were exercised on a cashless (net exercise) basis and shares were delivered to fund payroll withholding taxes on exercise as noted below, an aggregate of 735,528 net shares of common stock were issued as a result of these option exercises. During the year ended December 31, 2014 with respect to the aforementioned stock option exercises, an aggregate of 533,256 shares were delivered by the Company’s Chief Executive and Executive Vice President with an aggregate  value of $1,013,938 to fund payroll withholding taxes on exercise.

In July 2014, two individuals exercised options to purchase an aggregate of 20,000 shares of common stock, at an exercise price of $1.00 per share.

During the year ended December 31, 2013, options to purchase an aggregate of 1,402,500 shares of the Company’s common stock were exercised (primarily on a cashless or net exercise basis) at prices ranging from $0.54 per share to $1.35 per share, resulting in cash proceeds to the Company of $72,000.  As most of these options were exercised on a cashless (net exercise) basis, an aggregate of 679,401 net shares of common stock were issued.  In addition, during the year ended December 31, 2013 an aggregate of 381,741 shares were delivered by the Company’s Chief Executive and Executive Vice President with an aggregate value of $690,000 to fund payroll withholding taxes on exercise.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE G - STOCKHOLDERS' EQUITY (CONTINUED)

The following table presents information relating to all stock options outstanding and exercisable at December 31, 2014:

Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Options	Exercise	Life in	Options	Exercise
Price	Outstanding	Price	Years	Exercisable	Price

$0.83 - $1.88	2,950,000	$1.27	3.71	2,637,503	$1.24

[2]	Warrants:

As of December 31, 2014, the following are the outstanding warrants to purchase shares of the Company's common stock:

Number of	Exercise
Warrants	Price	Expiration Date

250,000	$2.10	May 21, 2018
250,000	$1.40	May 21, 2018
125,000	$2.10	July 26, 2018
125,000	$1.40	July 26, 2018
750,000

The outstanding warrants at December 31, 2014 pertain to 5-year warrants issued in connection with the Company’s (through Mirror Worlds Technologies, LLC, its wholly-owned subsidiary) purchase of the patent portfolio owned by Mirror Worlds, LLC in May 2013 (See Note H[2]).  Such warrants include warrants to purchase an aggregate of 750,000 shares of common stock (375,000 shares at $2.10 per share and 375,000 shares at $1.40 per share) owned by Recognition Interface, LLC.

On June 3, 2014, the Company repurchased at a purchase price of $505,000 from Looking Glass LLC (previously Mirror Worlds LLC), the prior owner of the Mirror Worlds Patent Portfolio, warrants to purchase an aggregate of 1,750,000 shares of its common stock (875,000 shares at an exercise price of $2.10 per share and 875,000 shares at an exercise price of $1.40 per share).  The Company did not issue any warrants in 2014.

On October 7, 2013, warrants to purchase 250,000 shares of the Company’s common stock were exercised (on a cashless basis) by the Company’s Chairman and Chief Executive Officer and 53,475 shares were delivered to satisfy withholding taxes (with a value of $91,000) which resulted in a net issuance of 96,525 shares of common stock.

On July 22, 2013, warrants, issued in connection with the Company’s purchase of the patent portfolio of Mirror Worlds, LLC (described above), to purchase an aggregate of 500,000 shares of common stock were exercised by Abacus & Associates, Inc., at a price of $2.05 per share or aggregate proceeds to the Company of $1,025,000 (see Note H[2]).

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE H - COMMITMENTS AND CONTINGENCIES

[1]	Legal fees:

Russ, August & Kabat provides legal services to the Company with respect to its pending patent litigations filed in April 2014 and December 2014 against Google Inc. and YouTube, LLC in the United States District Court for the Southern District of New York relating to certain patents within the patent portfolio acquired by the Company from Dr. Cox (see Note J[1] hereof).  The terms of the Company’s agreement with Russ, August & Kabat provides for legal fees on a full contingency basis ranging from 15% to 30% of the net recovery (after deduction of expenses) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved.  The Company is responsible for all of the expenses incurred with respect to this litigation.

Dovel & Luner, LLP provides legal services to the Company with respect to its patent litigation commenced in May 2013 against Apple, Inc., Microsoft, Inc. and other major vendors of document system software and computer systems in the United States District Court of Texas, Tyler Division for infringement of U.S. Patent No. 6,006,227 (see Note J[2]).  The terms of the Company’s agreement with Dovel & Luner LLP provide for legal fees on a contingency basis ranging from 25% to 40% of the net recovery (after deduction of expenses) depending upon the stage of proceeding in which a result (settlement or judgment) is achieved, subject to certain agreed upon contingency fee caps depending upon the amount of the net recovery.  The Company is responsible for a certain portion of the expenses incurred with respect to the litigation.

Dovel & Luner, LLP provides legal services to the Company with respect to the Company’s pending patent litigation filed in September 2011 against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler (see Note J[3]).  The terms of the Company’s agreement with Dovel & Luner LLP essentially provide for legal fees on a full contingency basis ranging from 12.5% to 35% (with certain exceptions) of the net recovery (after deduction for expenses) depending on the stage of the preceding in which a result (settlement or judgment) is achieved.  For the year ended December 31, 2014 and December 31, 2013, the Company incurred legal fees and expenses of $239,000 and $206,000, respectively, with respect to the litigation.

Dovel & Luner, LLP provided legal services to the Company with respect to the Company’s patent litigation settled in July 2010 against several major data networking equipment manufacturers (see Note J[4]).  The terms of the Company’s agreement with Dovel & Luner, LLP provided for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of up to 24% (based on the settlement being achieved at the trial stage) including legal fees of local counsel in Texas.  With respect to royalty payments payable quarterly by Cisco to the Company in accordance with the Company’s settlement and license agreement with Cisco, the Company has an obligation to pay Dovel & Luner 24% of such royalties received after expenses).  During the years ended December 31, 2014 and 2013, total contingency fees incurred to Dovel & Luner, LLP (including local counsel) were $2,712,000 and $1,611,000, respectively.

With respect to the Company’s litigation against D-Link, which was settled in May 2007, the Company utilized the services of Blank Rome, LLP, on a full contingency basis.  In accordance with the Company’s contingency fee agreement with Blank Rome LLP, once the Company recovers its expenses related to the litigation (which was recovered in the first quarter of 2013), the Company is obligated to pay legal fees to Blank Rome LLP equal to 25% of the royalty revenue received by the Company from its license agreement with D-Link.  During the years ended December 31, 2014 and December 31, 2013, the Company incurred legal fees to Blank Rome of $55,000 and $41,000, respectively.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE H - COMMITMENTS AND CONTINGENCIES (CONTINUED)

[2]	Patent Acquisitions:

On February 28, 2013, the Company completed the acquisition of four patents (as well as a pending patent application) from Dr. Ingemar Cox, a technology leader in digital watermarking content identification, digital rights management and related technologies, for a purchase price of $1,000,000 in cash and 403,226 shares of the Company’s common stock.  In addition, the Company is obligated to pay Dr. Cox 12.5% of the net proceeds (after deduction of expenses) generated by the Company from licensing, sale or enforcement of the patents.  Since the acquisition of the patent portfolio from Dr. Cox, the Company has been issued five additional related patents by the USPTO.  Professional fees and filing fees of $169,000 were capitalized as patent cost.

On May 21, 2013, the Company’s wholly-owned subsidiary, Mirror Worlds Technologies, LLC, acquired all of the patents previously owned by Mirror Worlds, LLC (which subsequently changed its name to Looking Glass LLC), consisting of nine issued United States patents and five pending applications covering foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system.  As consideration for the patent acquisition, the Company paid Mirror Worlds, LLC $3,000,000 in cash and issued 5-year warrants to purchase an aggregate of 1,750,000 shares of the Company’s common stock (875,000 shares of common stock at an exercise price of $1.40 per share and 875,000 shares of common stock at an exercise price of $2.10 per share) (the “Looking Glass Warrants”).  On June 3, 2014, the Company repurchased the Looking Glass Warrants from Looking Glass LLC at a cost of $505,000.  As part of the acquisition of the Mirror Worlds Patent Portfolio, the Company also entered into an agreement with Recognition Interface, LLC (“Recognition”), an entity that financed the commercialization of the patent portfolio prior to its sale to Mirror Worlds, LLC and also retained an interest in the licensing proceeds of the patent portfolio held by Mirror Worlds, LLC.  Pursuant to the terms of the Company’s agreement with Recognition, Recognition received (i) 5-year warrants to purchase 250,000 shares of the Company’s common  stock  at  $1.40  per  share,  and  (ii)  5-year warrants to  purchase 250,000 shares of common stock at $2.10 per share.  Recognition also received from the Company an interest in the net proceeds realized from the monetization of the patent portfolio as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; and (iii) 20% of any portion of the net proceeds in excess of $250 million.  In addition, Abacus and Associates, Inc. (“Abacus”), an investment entity affiliated with Recognition,  received  a  60-day  warrant  to  purchase  500,000  shares  of  the Company’s common stock at $2.05 per share.  In accordance with the Company’s agreement with Recognition, as a result of the exercise of the 60-day warrant by Abacus in July 2013 and the Company’s receipt of the aggregate exercise price of $1,250,000, additional 5-year warrants to purchase an aggregate of 250,000 shares (125,000 shares at an exercise price of $2.10 per share and 125,000 shares at an exercise price of $1.40 per share) of the Company’s common stock were issued to Recognition.  As part of the acquisition of the Mirror Worlds Patent Portfolio, professional fees and filing fees of $409,000 were capitalized as patent cost.

[3]	Amended Patent Purchase Agreement:

On January 18, 2005, the Company and Merlot Communications, Inc., subsequently changed its name to BAXL Technologies, Inc. (the “Seller”), amended the Patent Purchase Agreement originally entered into in November 2003 (the "Amendment") pursuant to which the Company paid an additional purchase price of $500,000 to Seller for the restructuring of future contingent payments to Seller from the licensing or sale of the patents (including the Remote Power Patent and the QoS family of patents).  The Amendment provided for future contingent payments by the Company to Seller of $1.0 million upon achievement of $25 million of Net Royalties (as defined) which payment was accrued in 2011 and subsequently paid, an additional contingency payment of $1.0 million upon achievement of $50 million of Net Royalties and an additional contingency payment of $500,000 upon achievement of $62.5 million of Net Royalties from the licensing or sale of the patents acquired from Seller.  At December 31, 2014, $900,000 has been accrued as a contingent patent cost with respect to the $1.0 million contingent payment upon achieving $50 million of Net Royalties as referenced above.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE H - COMMITMENTS AND CONTINGENCIES (CONTINUED)

[4]	Services Agreement:

On November 30, 2004, the Company entered into a master services agreement (the "Agreement") with ThinkFire Services USA, Ltd. ("ThinkFire") pursuant to which ThinkFire has been granted the exclusive worldwide rights (except for direct efforts by the Company and related companies) to negotiate license agreements for the Remote Power Patent with respect to certain potential licensees agreed to between the parties.  Either the Company or ThinkFire can terminate the Agreement upon 60 days' notice for any reason or upon 30 days' notice in the event of a material breach.  The Company agreed to pay ThinkFire a fee not to exceed 20% of the royalty payments received from license agreements consummated by ThinkFire on its behalf after the Company recovers its expenses.  For the years ended December 31, 2014 and December 31, 2013, fees incurred to ThinkFire amounted to $105,000 and $104,000, respectively (see Subsequent Events – Note N).

[5]	Operating leases:

The Company leases its principal office space in New York City at a monthly base rent of approximately $3,600 which lease expires on November 30, 2015.

On June 16, 2011, the Company entered into a four-year lease agreement commencing July 18, 2011 to rent office space, consisting of approximately 2,400 square feet, for offices in New Canaan, Connecticut.  In accordance with the lease, the Company paid a base rent of $6,400 per month for the first two years, $6,800 per month for the third year and $7,000 per month for the fourth year.  The base rent is subject to annual adjustments to reflect increases in real estate taxes and operating expenses.

On May 15, 2014, Mirror Worlds Technologies, LLC, the Company’s wholly-owned subsidiary, entered into a one year lease, at a base rent of $620 per month, to rent office space consisting of approximately 420 square feet in Tyler, Texas. On January 7, 2014, the lease was renewed for a fifteen (15) month period expiring on April 30, 2015 and was again renewed on February 5, 2015 for an additional one year period (expiring April 30, 2016).

Rental expense for the years ended December 31, 2014 and 2013 aggregated $136,000 and $132,000, respectively.

[6]	Savings and investment plan:

The Company has a Savings and Investment Plan which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986.  The Company also may make discretionary annual matching contributions in amounts determined by the Board of Directors, subject to statutory limits.  The 401(k) Plan expense for the years ended December 31, 2014 and 2013 was $61,000 and $33,500, respectively.

NOTE I - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

[1]
On November 1, 2012, the Company entered into an employment agreement (the “Agreement”) with its Chairman and Chief Executive Officer for three successive one year terms (unless terminated by the Company) at an annual base salary of $415,000.  The Agreement established an annual target bonus of $150,000 for the Chairman and Chief Executive Officer based on performance criteria to be established on an annual basis by the Board of Directors (or compensation committee).  For each of the years ended December 31, 2014 and December 31, 2013, the Chairman and Chief Executive Officer received an annual cash bonus of $200,000 and

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE I - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS (CONTINUED)

$175,000, respectively.  In connection with the Agreement, the Chairman and Chief Executive Officer was issued a 10-year option to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.19 per share, which vests in equal quarterly amounts of 41,667 shares beginning November 1, 2012 through August 31, 2015, subject to acceleration upon a change of control.  The Chairman and Chief Executive Officer shall forfeit the balance of unvested shares if his employment has been terminated “For Cause” (as defined) by the Company or by him without "Good Reason" (as defined).  Under the terms of the Agreement, the Chairman and Chief Executive Officer also receives incentive compensation in an amount equal to 5% of the Company’s gross royalties or other payments or proceeds (without deduction of legal fees or any other expenses) with respect to its Remote Power Patent and a 10% net interest (gross royalties and other payments or proceeds after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company’s royalties and other payments with respect to its other patents besides the Remote Power Patent (the “Additional Patents”) (the “Incentive Compensation”).  For the years ended December 31, 2014 and December 31, 2013, the Chairman and Chief Executive Officer earned Incentive Compensation of $614,000 and $397,000, respectively.  The Incentive Compensation shall continue to be paid to the Chairman and Chief Executive Officer for the life of each of the Company’s patents with respect to licenses entered into with third parties during the term of his employment or at anytime thereafter, whether he is employed by the Company or not; provided, that, the Chairman and Chief Executive Officer’s employment has not been terminated by the Company “For Cause” (as defined) or terminated by him without “Good Reason” (as defined).  In the event of a merger or sale of substantially all of the assets of the Company, the Company has the option to extinguish the right of the Chairman and Chief Executive Officer to receive future Incentive Compensation by payment to him of a lump sum payment, in an amount equal to the fair market value of such future interest as determined by an independent third party expert if the parties do not reach agreement as to such value.  In the event that the Chairman and Chief Executive Officer’s employment is terminated by the Company “Other Than For Cause” (as defined) or by him for “Good Reason” (as defined), the Chairman and Chief Executive Officer shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) a pro-rated portion of the $150,000 target bonus provided bonus criteria have been satisfied on a pro-rated basis through the calendar quarter in which the termination occurs and (iii) accelerated vesting of all unvested options and warrants.

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

On April 9, 2014, the Company’s Chief Financial Officer entered into an offer letter with the Company pursuant to which he continues to serve as Chief Financial Officer, on an at-will basis, at an annual base salary of $157,500.  The Chief Financial Officer is eligible to receive incentive or bonus compensation on an annual basis in the discretion of the Compensation Committee.  The Chief Financial Officer received an annual bonus of $30,000 for 2014.  In connection with the offer letter, the Chief Financial Officer was issued, under the

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE I - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS (CONTINUED)

Company’s 2013 Stock Incentive Plan, a 5-year stock option to purchase 50,000 shares of our common stock, at an exercise price of $1.65 per share, which option vests in two equal amounts (25,000 shares each) on each of December 31, 2014 and December 31, 2015.  In addition, in the event the Chief Financial Officer’s employment is terminated without “Good Cause” (as defined), he shall receive (i) (a) 6 months base salary or (b) 12 months base salary in the event of a termination without “Good Cause” within 6 months following a “Change of Control” of the Company (as defined) and (ii) accelerated vesting of all remaining unvested shares underlying his options or any other awards he may receive in the future.

NOTE J – LEGAL PROCEEDINGS

[1]
On April 4, 2014 and December 3, 2014, the Company initiated litigation against Google Inc. and YouTube, LLC in the United States District Court for the Southern District of New York for infringement of several of its patents within the patent portfolio acquired from Dr. Cox (See Note H[2] hereof) which relate to the identification of media content on the Internet.  The lawsuits allege that Google and YouTube have infringed and continue to infringe certain of the Company’s patents by making, using, selling and offering to sell unlicensed systems and related products and services, which include YouTube’s Content ID system.

In December 2014, Google Inc. filed four petitions to institute Inter Partes Review at the United States Patent and Trademark Office (“USPTO”) pertaining to patents within our Cox Patent Portfolio asserted in the litigation filed in April 2014 as described above.  Google in each of the four Inter Partes Review petitions seeks to cancel certain claims of our patents at issue within the Cox Patent Portfolio.  The USPTO has not yet made a determination of whether the petitions for Inter Partes Review will be accepted and trials will proceed in any of the four Inter Partes Review proceedings.

[2]
On May 23, 2013, the Company’s wholly-owned subsidiary, Mirror Worlds Technologies, LLC, initiated patent litigation in the United States District Court for the Eastern District of Texas, Tyler Division, against Apple, Inc., Microsoft, Inc., Hewlett-Packard Company, Lenovo Group Ltd., Lenovo (United States), Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics America, Inc. and Samsung Telecommunications America L.L.C., for infringement of the ‘227 patent (the “‘227 Patent”) (one of the patents the Company acquired as part of the acquisition of the Mirror Worlds patent portfolio).  The Company seeks, among other things, monetary damages based upon reasonable royalties.  The lawsuit alleges that the defendants have infringed and continue to infringe the claims of the ‘227 Patent by making, selling, offering to sell and using infringing products including Mac OS and Windows operating systems and personal computers and tablets that include versions of those operating systems, and by encouraging others to make, sell, and use these products.  In September 2013 and October 2013, the defendants filed their answers to the Company’s complaint. Defendants Apple, Inc. and Microsoft, Inc. also filed counterclaims for a declaratory judgment of non infringement of our ‘227 Patent and invalidity of the ‘227 Patent.  In December 2013, the litigation was severed into two consolidated actions, Mirror Worlds v Apple, et. al. and Mirror Worlds v. Microsoft, et. al.  On September 12, 2013, certain defendants filed a motion to stay the Company’s claims against Microsoft’s customers and transfer the litigation to the Western District of Washington, which motion was denied by the Court on September 29, 2014.  On October 24, 2014, the defendants in the Mirror Worlds v. Microsoft, et al. action filed a Petition for a Writ of Mandamus in the United States Court of Appeals for the Federal Circuit directing the District Court to (i) stay the Company’s claims against certain PC manufacturer defendants, and (ii) transfer the case against Microsoft and certain PC manufacturer defendants to the Western District of Washington.  On January 7, 2015, the United States Court of Appeals for the Federal Circuit denied defendants’ petition for a writ of mandamus.

A Markman hearing (a hearing in which the Court interprets and rules on the scope and meaning of disputed patent claim language regarding the patent at issue) for the two consolidated actions was held on November 13, 2014.  On January 14, 2015, the Court issued its claim construction order.  The Court ruled on the meaning of seven disputed claim terms, adopted the Company’s proposed construction for four of the disputed claims, provided its own construction for two claim terms and adopted defendants’ proposed construction for one claim term.  On December 8, 2014, Apple Inc. filed a motion for summary judgment asserting that the Company’s infringement claims are barred under the Kessler doctrine asserting, among other things, that the accused Apple products are “essentially the same” as products that were adjudged

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE J – LEGAL PROCEEDINGS (CONTINUED)

not to infringe the ‘227 Patent in a prior legal proceeding (described below).  On January 29, 2015, the Company filed a cross-motion for partial summary judgment that the Kessler doctrine does not apply to this case as a matter of law.  A decision on the motion is pending.  On January 23, 2015, defendant Microsoft and certain PC manufacturer defendants filed a motion to dismiss the Company’s claims against them on the basis that the ‘227 Patent is invalid under 35 U.S.C. §101 on the basis that the claims of the ‘227 Patent are directed at an abstract idea and do not constitute patentable subject matter.  On February 13, 2015, Apple, Inc. filed a similar motion to dismiss.  The Company intends to aggressively oppose the motions to dismiss.  Trial dates in the two consolidated actions have been scheduled for March 2016.

[3]
In September 2011, the Company initiated patent litigation against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of its Remote Power Patent.  Named as defendants in the lawsuit, excluding related parties, were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inx., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transitions Networks, Inc.  Network-1 seeks monetary damages based upon reasonable royalties.  During the year ended December 31, 2012, the Company reached settlement agreements with defendants Motorola Solutions, Inc. ("Motorola"), Transition Networks, Inc. ("Transition Networks") and GarretCom, Inc. (“GarretCom”).  In February 2013, the Company reached settlement agreements with Allied Telesis, Inc. (“Allied Telesis”) and NEC Corporation (“NEC”).  As part of the settlements, Motorola, Transition Networks, GarretCom, Allied Telesis and NEC each entered into a non-exclusive license agreement for the Company’s Remote Power Patent pursuant to which each such defendant agreed to license the Remote Power Patent for its full term (which expires in March 2020) and pay a license initiation fee and quarterly or annual royalties based on their sales of PoE products.  On March 5, 2013, the Court granted the motion of certain of the defendants to stay the litigation pending completion of the Inter Partes review described in Note J[6] below.  On September 11, 2014, the Company filed a motion to reopen the case and lift the stay because it was no longer appropriate given the favorable decision the Company received at the USPTO (described in Note J[6] below). On January 5, 2015, the Court granted the Company’s motion to re-open the case and lift the stay.  The litigation will now proceed toward trial.  A trial date has been scheduled for July 2016.

[4]
In July 2010, the Company settled its patent litigation pending in the United States District Court for the Eastern District of Texas, Tyler Division, against Adtran, Inc, Cisco Systems, Inc. and Cisco-Linksys, LLC, (collectively, “Cisco”), Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., and 3Com Corporation, Inc.  As part of the settlement, Adtran, Cisco, Enterasys, Extreme Networks and Foundry Networks each entered into a settlement agreement with the Company and entered into non-exclusive licenses for the Company’s Remote Power Patent (the “Licensed Defendants”).  Under the terms of the licenses, the Licensed Defendants paid the Company upon settlement approximately $32 million and also agreed to license the Remote Power Patent for its full term, which expires in March 2020.  In accordance with the Settlement and License Agreement, dated May 25, 2011, which expanded upon the July 2010 agreement, Cisco is obliged to pay the Company royalties (which began in the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent.  The royalty payments are subject to certain conditions including the continued validity of the Company’s Remote Power Patent, and the actual royalty amounts received may be less than the caps stated above, as was the case in 2013 and 2012. Under the terms of the Agreement, if the Company grants other licenses with lower royalty rates to third parties (as defined in the Agreement), Cisco shall be entitled to the benefit of the lower royalty rates provided it agrees to the material terms of such other license.  Under the terms of the Agreement, the Company has certain obligations to Cisco and if it materially breaches such terms, Cisco will be entitled to stop paying royalties to the Company.  This would have a material adverse effect on the Company’s business, financial condition and results of operations.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE J – LEGAL PROCEEDINGS (CONTINUED)

[5]
On July 20, 2012, an unknown third party filed with the USPTO a request for ex parte reexamination of certain claims of the Company’s Remote Power Patent.  On September 5, 2012, the USPTO issued an order granting the reexamination.  The request for reexamination was stayed by the USPTO on December 21, 2012 until May 2014 (the completion of the Inter Partes Review proceedings at the USPTO involving our Remote Power Patent described below).  On October 14, 2014, the USPTO issued a Reexamination Certificate, rejecting a challenge to the patentability of the Remote Power Patent (U.S Patent No. 6,218,930).  The Reexamination Certificate confirmed the patentability of the challenged claims of the Remote Power Patent (claims 6, 8 and 9) without any amendment or modification.  The USPTO also allowed fourteen (14) new claims, bringing the total claims in the Remote Power Patent to twenty-three (23) claims.  No claims were rejected.

[6]
Avaya Inc., Dell Inc., Sony Corporation of America and Hewlett Packard Co. were petitioners in Inter Partes Review proceedings (which were joined together) (the “IPR Proceeding”) at the USPTO before the Patent Trial and Appeal Board (the “Patent Board”) involving the Company’s Remote Power Patent. Petitioners in the IPR Proceeding sought to cancel certain claims of the Remote Power as unpatentable.  A hearing on the merits of the IPR Proceeding was held on January 9, 2014.  On May 22, 2014, the Patent Board issued its Final Written Decision in the Company’s favor rejecting a challenge to the patentability of the Company’s Remote Power Patent.  On July 24, 2014, the Petitioners in the IPR Proceeding each filed a Notice of Appeal of the Patent Board’s decision to the United States Court of Appeals for the Federal Circuit.  In the event the decision of the Patent Board is reversed by the United States Court of Appeals for the Federal Circuit and the Remote Power Patent is ultimately determined to be invalid, such a decision would have a material adverse effect on the Company’s business, financial condition and results of operations as the Company’s entire revenue stream is dependent upon the continued validity of its Remote Power Patent.

[7]
On February 16, 2015, Sony Corporation of America filed a Covered Business Method Review (CBM) Petition and a request for ex parte reexamination with the USPTO seeking to invalidate certain claims of the Company’s Remote Power Patent.  The USPTO has not yet made a decision as to whether either the CBM petition or the request for ex parte reexamination will be accepted for filing.

NOTE K – STOCK REPURCHASE PROGRAM

On August 22, 2011, the Company announced that its Board of Directors approved a share repurchase program to repurchase up to $2,000,000 of shares of its common stock over the next 12 months (“Share Repurchase Program”).  On June 3, 2014, the Company’s Board of Directors authorized its fourth increase to the Share Repurchase Program to repurchase up to an additional $5,000,000 of the Company’s common stock over the subsequent 12 month period (for a total of up to $12,000,000 since inception of the Share Repurchase Program).  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion.  The timing and amount of the shares repurchased will be determined by management based on its evaluation of market conditions and other factors.  The repurchase program may be increased, suspended or discontinued at any time.

During the year ended December 31, 2014, the Company repurchased an aggregate of 2,335,740 shares of its common stock pursuant to the Share Repurchase Program at a cost of $4,439,484 (exclusive of commissions) or an average price per share of $1.90 per share.

Since inception of the Share Repurchase Program (August 2011) through January 31, 2015, the Company has repurchased an aggregate of 5,749,068 shares of its common stock at a cost of $8,872,107 (exclusive of commissions) or an average per share price of $1.54 per share.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE L – CISCO ROYALTY AUDIT AND CONCENTRATION

In late December 2013, the Company exercised its right to audit the royalties paid to it by Cisco for the years 2012 and 2013 (the “Audit Period”) in accordance with its May 2011 license agreement with Cisco.  As a result of the audit, Cisco agreed to pay the Company additional royalty payments pursuant to the May 2011 license agreement of $3,281,000 for the Audit Period and other periods covered by the license agreement. These additional aggregate royalty payments of $3,281,000 were all recorded as royalty revenue in the three month period ended June 30, 2014, at the time the Company completed the audit and the additional royalty payments were agreed to by the parties.

Cisco constituted approximately 87% (including the additional revenue from the Company’s Cisco audit referenced above) and 77% of the Company’s revenue, respectively, for years ended December 31, 2014 and December 31, 2013.  At December 31, 2014 and December 31, 2013, the royalty receivable from Cisco constituted approximately 74% and 75% of the Company’s royalty receivables, respectively.

NOTE M - RELATED PARTY TRANSACTIONS

[1]
On April 14, 2014, the Company repurchased 10,456 shares of its common stock from its Executive Vice President and 31,784 shares of its common stock from a daughter of the Company’s Chief Financial Officer, each at a purchase price of $1.64 per share or an aggregate consideration of $69,274.

[2]
On August 16, 2013, the Company repurchased 15,112 shares of the Company’s common stock from a former director of the Company at a purchase price of $1.78 per share or aggregate consideration of $26,824.

NOTE N - SUBSEQUENT EVENTS

On February 10, 2015, the Company entered into an agreement with ThinkFire Services USA, Ltd. (“ThinkFire”) pursuant to which the master services agreement, dated November 30, 2004 (the “Agreement”) between the parties (see Note H[4]) was terminated in consideration of the Company’s payment to ThinkFire of $285,000, and the Company has no further obligations to ThinkFire under the Agreement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)           Financial Statements:

    The following are included under Item 8 "Financial Statements and Supplementary Data:"

Reports of Independent Registered Public Accounting Firms
Consolidated balance sheets as of December 31, 2014 and 2013
Consolidated statements of operations and comprehensive income for the years ended December 31, 2014 and 2013
Consolidated statements of changes in stockholders' equity for the years ended December 31, 2014 and 2013
Consolidated Statements of cash flows for the years ended December 31, 2014 and 2013
Notes to consolidated financial statements

(a)(2)           Financial Statements Schedules:

Financial statement schedules are omitted because the information is not applicable.

(a)(3)        Exhibits

3(i)(a)
Certificate of Incorporation, as amended.  Previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-59617), declared effective by the SEC on November 12, 1998 (the “1998 Registration Statement”), and incorporated herein by reference.

3(i)(b)
Certificate of Amendment to the Certificate of Incorporation dated November 27, 2001.  Previously filed as Exhibit 3.1.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-81344) declared effective by the SEC on February 12, 2002, and incorporated herein by reference (the “February 2002 Form S-3”)

3(i)(c)
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

14	Code of Ethics. Previously filed as Exhibit 14 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 14, 2004 and incorporated herein by reference.

23.1*	Consent of Friedman, LLP, Independent Registered Public Accounting Firm

23.2*	Consent of Radin Glass Co., LLP, Independent Registered Public Accounting Firm.

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101*             Interactive data files: **

101.INS        XBRL Instance Document

101.SCH      XBRL Scheme Document

101.CAL      XBRL Calculation Linkbase Document

101.DEF       XBRL Definition Linkbase Document

101.LAB      XBRL Label Linkbase Document

101.PRE       XBRL Presentation Linkbase Document

______________________________
*  Filed herewith
+  Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 5th day of March 2015.

NETWORK-1 TECHNOLOGIES, INC.

By:	/s/ Corey M. Horowitz
Corey M. Horowitz
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE
/s/ Corey M. Horowitz Corey M. Horowitz	Chairman and Chief Executive Officer, Chairman of the Board of Directors (principal executive officer)	March 5, 2015
/s/ David Kahn David Kahn	Chief Financial Officer, Secretary and a Director (principal financial officer and principal accounting officer)	March 5, 2015
/s/ Emanuel Pearlman Emanuel Pearlman	Director	March 5, 2015
/s/ Niv Harizman Niv Harizman	Director	March 5, 2015
/s/ Allison Hoffman Allison Hoffman	Director	March 5, 2015