Form 10-Q
period 2015-03-31
NETWORK 1 TECHNOLOGIES INC
filed 2015-05-14
CIK 1065078

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding as of May 14, 2015 was 23,439,685.

NETWORK-1 TECHNOLOGIES, INC.

Form 10-Q INDEX

PART 1 FINANCIAL INFORMATION

Item 1.  Financial Statements

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

	March 31, 2015	December 31, 2014

ASSETS:

CURRENT ASSETS:
Cash and cash equivalents	$14,112,000	$17,662,000
Marketable securities, available for sale	1,099,000	1,079,000
Royalty receivables	5,602,000	1,249,000
Other current assets	180,000	242,000

Total Current Assets	20,993,000	20,232,000

OTHER ASSETS:
Deferred tax assets	3,987,000	4,743,000
Patents, net of accumulated amortization	3,199,000	3,582,000
Other investments, at cost	576,000	576,000
Security deposits	19,000	19,000

Total Other Assets	7,781,000	8,920,000

TOTAL ASSETS	$28,774,000	$29,152,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:

CURRENT LIABILITIES:
Accounts payable	$230,000	$338,000
Accrued expenses	1,837,000	1,873,000

TOTAL LIABILITIES	2,067,000	2,211,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value, authorized 10,000,000 shares;
none issued and outstanding at March 31, 2015 and December 31, 2014	—	—

Common stock, $0.01 par value; authorized 50,000,000 shares;
23,445,736 and 24,274,336 shares issued and outstanding at
March 31,2015 and December 31, 2014, respectively	234,000	243,000

Additional paid-in capital	61,075,000	60,977,000
Accumulated deficit	(34,605,000)	(34,262,000)
Other comprehensive income(loss)	3,000	(17,000)

TOTAL STOCKHOLDERS’ EQUITY	26,707,000	26,941,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,774,000	$29,152,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
UNAUDITED

	Three Month Ended March 31,
	2015	2014

ROYALTY REVENUE	$5,627,000	$4,491,000

COST OF REVENUE	1,689,000	1,314,000

GROSS PROFIT	3,938,000	3,177,000

OPERATING EXPENSES:
General and administrative	1,105,000	598,000
Amortization of patents	413,000	409,000
Stock-based compensation	100,000	27,000

TOTAL OPERATING EXPENSES	1,618,000	1,034,000

OPERATING INCOME	2,320,000	2,143,000

OTHER INCOME (EXPENSES):
Interest income, net	21,000	9,000

INCOME BEFORE INCOME TAXES	2,341,000	2,152,000

INCOME TAXES:
Current	55,000	45,000
Deferred	756,000	711,000
Total Income Taxes	811,000	756,000

NET INCOME	$1,530,000	$1,396,000

Net Income Per Share
Basic	$0.06	$0.05
Diluted	$0.06	$0.05

Weighted average common shares outstanding:
Basic	$24,089,009	25,775,573
Diluted	$25,500,903	27,793,669

NET INCOME	$1,530,000	$1,396,000

OTHER COMPREHENSIVE INCOME:
Unrealized holding gain (loss) on securities available-for-sale arising during the period	20,000	(6,000)

COMPREHENSIVE INCOME	$1,550,000	$1,390,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOW
UNAUDITED

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,530,000	$1,396,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of Patents	413,000	409,000
Stock-based compensation	100,000	27,000
Deferred tax provision	756,000	711,000

Sources (uses) of cash from changes in operating assets and liabilities:
Royalty receivables	(4,353,000)	(3,706,000)
Other current assets	62,000	62,000
Accounts payable	(108,000)	(29,000)
Accrued expenses	(38,000)	903,000
NET CASH USED IN OPERATING ACTIVITIES	(1,638,000)	(227,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of patents and other assets	(30,000)	(24,000)
Acquisitions of Investments, at cost	( —)	(95,000)

NET CASH USED IN INVESTING ACTIVITIES	(30,000)	(119,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Value of shares delivered to fund withholding taxes on exercise of options	—	(28,000)
Repurchases of common stock, net of commissions	(1,882,000)	(202,000)

NET CASH USED IN FINANCING ACTIVITIES	(1,882,000)	(230,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,550,000)	(576,000)

CASH AND CASH EQUIVALENTS, beginning of period	17,662,000	18,938,000

CASH AND CASH EQUIVALENTS, end of period	$14,112,000	$18,362,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS:

[1] BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of the management of Network-1 Technologies, Inc. (the "Company"), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 2015, and the results of its operations and comprehensive income and its cash flows for the three month periods ended March 31, 2015 and March 31, 2014.  The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2015. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results of operations to be expected for the full year.  The accompanying consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, Mirror Worlds Technologies, LLC.

[2] BUSINESS:

The Company is engaged in the development, licensing and protection of its intellectual property assets.  The Company presently owns twenty-four (24) patents including (i) the remote power patent (the “Remote Power Patent”) covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) the Mirror Worlds patent portfolio (the “Mirror World Patent Portfolio”) relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) the Cox patent portfolio (the “Cox Patent Portfolio”) relating to enabling technology for identifying media content on the Internet and taking further action to be performed based on such identification; and (iv) patents covering systems and methods for the transmission of audio, video and data over computer and telephony networks in order to achieve high quality of service (QoS) (the “QoS Patents”).  The Company has been actively engaged in licensing its Remote Power Patent (U.S. Patent No. 6,218,930).  The Company has entered into seventeen (17) license agreements with respect to its Remote Power Patent.  The Company’s current strategy includes continuing to pursue licensing opportunities for its Remote Power Patent and its efforts to monetize two patent portfolios (the Cox Patent Portfolio and the Mirror Worlds Patent Portfolio) acquired by the Company in 2013 – (see Note J[2]).  The Company’s acquisition strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as the Company has achieved with respect to its Remote Power Patent.  The Company’s Remote Power Patent has generated licensing revenue in excess of $76,000,000 from May 2007 through March 31, 2015.  The Company continually reviews opportunities to acquire or license additional intellectual property.  In addition, the Company may enter into strategic relationships with third parties to develop, commercialize, license or otherwise

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS (continued)

monetize their intellectual property.  The Company has been dependent upon royalty revenue from license of its Remote Power Patent to fund its operations.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company’s unaudited condensed consolidated financial statements include the valuation of warrants, stock-based payments, deferred income taxes and valuation of other investments.  Actual results could be materially different from those estimates, upon which the carrying values were based.

Patents

The Company owns patents that relate to various technologies.  The Company capitalizes the costs associated with acquisition, registration and maintenance of its acquired patents and amortizes these assets over their remaining useful lives on a straight-line basis.  Any further payments made to maintain or develop the patents would be capitalized and amortized over the balance of the useful life for the patents or expensed as appropriate.

Revenue Recognition

The Company recognizes revenue received from the licensing of its intellectual property in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB No. 104") and related authoritative pronouncements. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the license agreement, (iii) amounts are fixed or determinable, and (iv) collectability of amounts is reasonably assured.  The Company relies on royalty reports received from third party licensees to record its revenue.  From time to time the Company may audit royalties reported from licensees as the Company did with respect to Cisco Systems, Inc. (see Note N). Any adjusted royalty revenue as a result of such audits is recorded by the Company in the period in which such adjustment is agreed to by the Company and the licensee or otherwise determined.

Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740, “Income Taxes” (ASC 740), which requires the Company to use the assets and liability method of accounting for income taxes. Under the assets and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forward. Under this accounting standard, the effect

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation at fair value estimated on the grant date using the Black-Scholes option pricing model. See Note D for further discussion of the Company’s stock-based compensation.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with U.S. GAAP, which requires presentation of basic and diluted earnings (loss) per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts, such as warrants and options to purchase common stock were exercised. Common stock equivalents having an anti-dilutive effect on earnings per share are excluded from the calculation of diluted earnings per share.

Financial Instruments

U.S. GAAP regarding fair value of financial instruments and related fair value measurements define fair value, establish a three-level valuation hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The carrying value of cash, royalty receivables, other assets, accounts payable, and accrued expenses approximates fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.  At March 31, 2015, it was not practicable to determine the fair value of the Company’s investment in Lifestreams Technologies Corporation as it has no readily determinable market value (see Note I).  Marketable securities available for sale are measured at fair value on recurring basis based on Level 1 inputs (see Note H).

NOTE C - PATENTS

The Company’s intangible assets at March 31, 2015 include patents with estimated remaining economic useful lives ranging from 1.25 to 6.5 years.  For all periods presented, all of the Company’s patents were subject to amortization.  The gross carrying amounts and accumulated amortization related to acquired intangible assets as of March 31, 2015 and December 31, 2014 are as follows:

	March 31,	December 31,
	2015	2014
Gross carrying amount – patents	$6,340,000	$6,310,000
Accumulated amortization – patents	(3,141,000)	(2,728,000)
Patents, net	$3,199,000	$3,582,000

Amortization expense for the three months ended March 31, 2015 and March 31, 2014 was $413,000 and $409,000, respectively.  Future amortization of current intangible assets, net is as follows:

Twelve Months Ended March 31,
2016	$1,652,000
2017	$439,000
2018	$189,000
2019	$189,000
2020 and thereafter	$730,000
Total	$3,199,000

The Company’s Remote Power Patent expires in March 2020. The expiration dates of the patents within the Company’s Mirror Worlds Patent Portfolio range from June 2016 to February 2020. The expiration dates of the patents within the Cox Patent Portfolio range from September 2021 to November 2023 and the expiration date of patents within the QoS Patents is June 2019.

NOTE D – STOCK-BASED COMPENSATION

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model.  On the date of grant, the following weighted average assumptions were utilized for options granted during the three months ended March 31, 2015 and 2014.

	2015	2014
Risk-free interest rates Expected option life in years Expected stock price volatility Expected dividend yield	1.39% 5 years 30.24% -0-	1.65% 5 years 42.65% -0-

The following table presents information relating to all stock options outstanding and exercisable at March 31, 2015:

Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Options	Exercise	Life in	Options	Exercise
Price	Outstanding	Price	Years	Exercisable	Price

$0.83 - $2.34	3,055,000	$1.30	2.86	2,679,170	$ 1.23

During the three month period ended March 31, 2015, the Company granted 5-year stock options to each of its three non-management directors to purchase 35,000 shares of its common stock at an exercise price of $2.34 per share.  Such options vest over a one year period in four equal quarterly amounts beginning on April 22, 2015, subject to continued service on the Board.

The Company recorded stock-based compensation of $100,000 and $27,000 for the three months ended March 31, 2015 and March 31, 2014, respectively.  The Company has an aggregate of $202,000 of unrecognized stock-based compensation cost as of March 31, 2015.  The aggregate intrinsic value of options exercisable at March 31, 2015 was $2,721,000.

During the three month period ended March 31, 2014, the Company’s Executive Vice President exercised a stock option to purchase 75,000 shares of the Company’s common stock at an exercise price of $0.68 per share.  The option was exercised on a net exercise (cashless) basis by delivery to the Company of 31,098 shares of common stock.  In addition, 16,968 shares were delivered to the Company with an aggregate value of $28,000 to fund payroll withholding taxes on exercise, resulting in net shares of 26,934 issued to the Company’s Executive Vice President with respect to such option exercise.

NOTE D – STOCK-BASED COMPENSATION (continued)

As of March 31, 2015, the following are the outstanding warrants to purchase shares of the Company's common stock:

	Number of	Exercise
	Warrants	Price	Expiration Date

	250,000	$2.10	May 21, 2018
	250,000	$1.40	May 21, 2018
	125,000	$2.10	July 26, 2018
	125,000	$1.40	July 26, 2018
Total	750,000

All of the aforementioned warrants were issued to Recognition Interface, LLC in connection with the Company’s acquisition of the Mirror Worlds Patent Portfolio (see Note J[2]).

NOTE E - INCOME TAXES

At March 31, 2015, the Company had net operating loss carryforwards (NOLs) totaling approximately $22,796,000 expiring through 2029, with a future tax benefit of approximately $7,751,000.  At March 31, 2015 and December 31, 2014, $3,987,000 and $4,743,000, respectively, were recorded as deferred tax assets on the Company's condensed consolidated balance sheets.  During the three month period ended March 31, 2015 as a result of income (before taxes) for the period of $2,341,000, $811,000 was recorded as income tax expense and the deferred tax assets were reduced by $756,000 to $3,987,000.  To the extent that the Company has taxable income in the future, it will report income tax expense and such expense attributable to federal income taxes will reduce the deferred tax assets reflected on the accompanying condensed consolidated balance sheets.  Management will continue to evaluate the recoverability of the Company’s NOLs and adjust the deferred tax assets accordingly.  Utilization of NOLs can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.  There was no change in the allowance against the deferred tax assets since December 31, 2014.

NOTE F – EARNINGS (LOSS) PER SHARE

Basic Earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. Potential shares of 3,805,000 and 6,707,500 at March 31, 2015 and March 31, 2014, respectively, consisted of options and warrants.  Computations of basic and diluted weighted average common shares outstanding are as follows:

	Three Months Ended March 31,
	2015	2014

Weighted-average common shares outstanding – basic	24,089,009	25,775,573
Dilutive effect of options and warrants	1,411,894	2,018,096
Weighted-average common shares outstanding – diluted	25,500,903	27,793,669
Options and warrants excluded from the computation of diluted income (loss) per share because the effect of inclusion would have been anti-dilutive	2,393,106	4,689,404

NOTE G – CASH AND CASH EQUIVALENTS

The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC").  At March 31, 2015, the Company maintained a cash balance of $13,857,000 in excess of FDIC limits.

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Cash and cash equivalents as of March 31, 2015 and December 31, 2014 are composed of:

	March 31, 2015	December 31, 2014

Cash	$2,065,000	$2,984,000
Money market fund	12,047,000	14,678,000
Total	$14,112,000	$17,662,000

NOTE H - MARKETABLE SECURITIES

Marketable securities are classified as available-for-sale and are recorded at fair market value.  Unrealized gain and losses are reported as other comprehensive income or loss.  Realized gains and losses are reclassified from other comprehensive income or loss to net income or loss in the period they are realized.  At March 31, 2015, the Company's marketable securities consisted of two corporate bonds (aggregate face value $1,000,000) with a 3.9% and 4.5% coupon and term of greater than three months when purchased.  The Company’s marketable securities mature in 2021 and it is not the intention of the Company to hold such securities until maturity.

NOTE I – OTHER INVESTMENTS, AT COST

In May 2013, as part of the acquisition of the Mirror Worlds Patent Portfolio (see Note J[2]), the Company acquired from Mirror Worlds, LLC 250,000 shares of common stock of Lifestreams Technologies Corporation (“Lifestreams”), a company engaged in the development of next generation applications and methodologies designed to organize and display digital data.  In July 2013, the Company made an additional investment of $50,000 in Lifestreams as part of a financing and received 123,456 shares of Series A preferred stock and, as part of an amended license agreement between the Company’s wholly-owned subsidiary and Lifestreams, the Company received a warrant to purchase 1,305,000 shares of common stock of Lifestreams.  The warrant was valued at $70,000 based on the Black-Scholes option model and recorded as non-cash royalty income during 2013.  In March 2014, the Company participated in a $2.0 million secured convertible notes (the “Notes”) financing of Lifestreams by agreeing to invest an aggregate of $380,000 in four equal tranches (the first tranche of $95,000 was paid at closing).  In May 2014, August 2014 and December 2014, the Company made additional investments of $95,000 each as part of the second, third and fourth tranche of the investment.

The Notes all matured on March 31, 2015.  Since there was no “qualified financing” (gross proceeds of a minimum of $3.0 million) or optional conversion of the Notes by March 31, 2015, in accordance with the terms of the Notes the Company and the other holders of the Notes may elect to convert the Notes into the most senior outstanding preferred stock at 80% of the conversion price of such preferred stock.  The Company has not made such election.  In addition, if the majority holders of

NOTE I – OTHER INVESTMENTS, AT COST (continued)

the Notes elect to convert the Notes, the other holders of the Notes (including the Company) are required to convert.  Since the Company owns less than 20% of the outstanding equity of Lifestreams at March 31, 2015 and does not have significant influence or control, the Company’s investment in Lifestreams is recorded at cost.  Management’s assessment of value at March 31, 2015 was that it was not practicable to determine the fair value of the Company’s investment in Lifestreams as it has no readily determinable market value.  At March 31, 2015, the Company’s investment in Lifestreams, which is included in “Other investments, at cost” on the condensed consolidated balance sheets, consists of the following:

	Number of Shares	Carrying Value
Common Stock	250,000	$76,000
Series A Preferred Stock	123,456	50,000
Warrant	1,305,000	70,000
Convertible Secured Notes	—	380,000
		$576,000

NOTE J – COMMITMENTS AND CONTINGENCIES

[1] Legal Fees:

Russ, August & Kabat provides legal services to the Company with respect to its pending patent litigations filed in April 2014 and December 2014 against Google Inc. and YouTube, LLC in the United States District Court for the Southern District of New York relating to certain patents within the Company’s Cox Patent Portfolio (see Note L[1] hereof).  The terms of the Company’s agreement with Russ, August & Kabat provides for legal fees on a full contingency basis ranging from 15% to 30% of the net recovery (after deduction of expenses) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved.  The Company is responsible for all of the expenses incurred with respect to this litigation.

Dovel & Luner, LLP provides legal services to the Company with respect to its patent litigation commenced in May 2013 against Apple Inc., Microsoft, Inc. and other major vendors of document system software and computer systems in the United States District Court of Texas, Tyler Division, for infringement of U.S. Patent No. 6,006,227 (part of the Mirror Worlds Patent Portfolio - see Note L[2] hereof).  The terms of the Company’s agreement with Dovel & Luner LLP provide for legal fees on a contingency basis ranging from 25% to 40% of the net recovery (after deduction of expenses) depending upon the stage of proceeding in which a result (settlement or judgment) is achieved, subject to certain agreed upon contingency fee caps depending upon the amount of the net recovery.  The Company is responsible for a certain portion of the expenses incurred with respect to the litigation.

NOTE J – COMMITMENTS AND CONTINGENCIES (continued)

Dovel & Luner, LLP provides legal services to the Company with respect to the Company’s pending patent litigation filed in September 2011 pending against ten (10) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler (see Note L[3]).  The terms of the Company’s agreement with Dovel & Luner LLP essentially provides for legal fees on a full contingency basis ranging from 12.5% to 35% (with certain exceptions) of the net recovery (after deduction for expenses) depending on the stage of the preceding in which a result (settlement or judgment) is achieved.  For the three month period ended March 31, 2015 and March 31, 2014, the Company accrued aggregate contingent legal fees with respect to the litigation of $208,000 and $34,000, respectively, to Dovel & Luner, LLP.  The Company is responsible for a certain portion of the expenses incurred with respect to the litigation.

Dovel & Luner, LLP provided legal services to the Company with respect to the litigation settled in July 2010 against several major data networking equipment manufacturers (see Note L[4]).  The terms of the Company’s agreement with Dovel & Luner, LLP with respect to this litigation provided for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of 24% (based on the settlement being achieved at the trial stage).  As a result of the royalty payments payable quarterly by Cisco in accordance with the Company’s settlement and license agreement with Cisco, the Company has an obligation to pay Dovel & Luner, LLP 24% of such royalties received.  During the three months ended March 31, 2015 and March 31, 2014, the Company incurred aggregate legal fees to Dovel & Luner, LLP of approximately $1,187,000 and $1,014,000, respectively, with respect to the aforementioned litigation.

With respect to the Company’s litigation against D-Link, which was settled in May 2007, the Company utilized the services of Blank Rome, LLP on a full contingency basis.  In accordance with the Company’s contingency fee agreement with Blank Rome LLP, once the Company recovers its expenses related to the litigation (which were recovered in the first quarter of 2013), the Company is obligated to pay legal fees to Blank Rome LLP equal to 25% of the royalty revenue received by the Company from its license agreement with D-Link for the life of the Remote Power Patent.  During the three month period ended March 31, 2015 and March 31, 2014, the Company accrued legal fees to Blank Rome LLP of $13,000 and $14,000, respectively.

[2] Patent Acquisitions:

On February 28, 2013, the Company completed the acquisition of four patents (as well as a pending patent application) from Dr. Ingemar Cox (these patents together with subsequent related patent issuances comprise the Cox Patent Portfolio), a technology leader in digital watermarking content identification, digital rights management and related technologies, for a purchase price of $1,000,000 in cash and 403,226 shares of the Company’s common stock.  In addition, the Company is obligated to pay Dr. Cox 12.5% of the net proceeds (after deduction of expenses) generated by the Company from licensing, sale or enforcement of the patents.  Since the acquisition of the patent portfolio from Dr. Cox, the Company has been issued five additional related patents by the USPTO.  Professional fees and filing fees of $169,000 were capitalized as patent cost.

On May 21, 2013, the Company’s wholly-owned subsidiary, Mirror Worlds Technologies, LLC, acquired all of the patents previously owned by Mirror Worlds, LLC (which subsequently changed its name to Looking Glass LLC (“Looking Glass”)), consisting of nine issued United States patents

NOTE J – COMMITMENTS AND CONTINGENCIES (continued)

and five pending applications covering foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system (these patents together with subsequent related patent issuances comprise the Mirror Worlds Patent Portfolio).  As consideration for the patent acquisition, the Company paid Looking Glass $3,000,000 in cash, and issued 5-year warrants to purchase an aggregate of 1,750,000 shares of the Company’s common stock (875,000 shares of common stock at an exercise price of $1.40 per share and 875,000 shares of common stock at an exercise price of $2.10 per share) (the “Looking Glass Warrants”).  On June 3, 2014, the Company repurchased the Looking Glass Warrants from Looking Glass at a cost of $505,000.  As part of the acquisition of the Mirror Worlds Patent Portfolio, the Company also entered into an agreement with Recognition Interface, LLC (“Recognition”), an entity that financed the commercialization of the patent portfolio prior to its sale to Mirror Worlds, LLC and also retained an interest in the licensing proceeds of the patent portfolio held by Mirror Worlds, LLC.

Pursuant to the terms of the Company’s agreement with Recognition, Recognition received (i) 5-year warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.40 per share, and (ii) 5-year warrants to purchase 250,000 shares of common stock at an exercise price of $2.10 per share.  Recognition also received from the Company an interest in the net proceeds realized from the monetization of the Mirror Worlds Patent Portfolio, as follows: (i) 10% of the first $125 million of net proceeds, (ii) 15% of the next $125 million of net proceeds, (iii) and 20% of any portion of the net proceeds in excess of $250 million.  In addition, Abacus and Associates, Inc. (“Abacus”), an entity affiliated with Recognition,  received  a  60-day  warrant  to  purchase  500,000  shares  of  the Company’s common stock at an exercise price of $2.05 per share.  In accordance with the Company’s agreement with Recognition, as a result of the exercise of the 60-day warrant by Abacus in July 2013, additional 5-year warrants to purchase an aggregate of 250,000 shares of the Company’s common stock were issued to Recognition (125,000 shares at an exercise price of $2.10 per share and 125,000 shares at an exercise price of $1.40 per share).  As part of the acquisition of the Mirror Worlds Patent Portfolio, professional fees and filing fees of $409,000 were capitalized as patent cost.

[3] Amended Patent Purchase Agreement:

In January 2005, the Company and Merlot Communications, Inc., the successor of which is BAXL Technologies, Inc. (the “Seller”), amended the Patent Purchase Agreement originally entered into in November 2003 (the "Amendment") pursuant to which the Company paid an additional purchase price of $500,000 to Seller for the restructuring of future contingent payments to Seller from the licensing or sale of the patents (including the Remote Power Patent and the QoS family of patents).  The Amendment provided for future contingent payments by the Company to Seller of $1.0 million upon achievement of $25 million of Net Royalties (as defined) which payment was made in 2012, an additional $1.0 million contingent payment upon achievement of $50 million of Net Royalties (the “Second Contingent Payment”) and an additional $500,000 contingent payment upon achievement of $62.5 million of Net Royalties from the licensing or sale of the patents acquired from Seller.  On March 11, 2015, the Company entered into an agreement with a secured creditor of the Seller, who had all rights with respect to the Second Contingent Payment, pursuant to which the Company paid the secured creditor $900,000 in full satisfaction of the Second Contingent Payment of $1.0 million.

NOTE J – COMMITMENTS AND CONTINGENCIES (continued)

[4] Services Agreement:

Pursuant to a master services agreement, dated November 30, 2004 (the “Services Agreement”), between the Company and ThinkFire Services USA, Ltd. (“ThinkFire”), the Company was obligated to pay ThinkFire fees from royalty payments received from certain licensees of the Remote Power Patent over the term of the licenses in consideration for services performed on behalf of the Company.  During the years ended December 31, 2014 and December 31, 2013, the Company incurred fees to ThinkFire of $105,000 and $104,000, respectively.  On February 10, 2015, the Company entered into an agreement with ThinkFire pursuant to which the Services Agreement was terminated with no further obligations in consideration of the Company’s payment of $285,000 to ThinkFire ($261,000 of such payment has been included as general and administrative expenses for the three months ended March 31, 2015 and the balance of $24,000 had been accrued as an expense for the year ended December 31, 2014).

[5] Lease Agreements:

The Company currently leases office space in New York, New York at a cost of $3,600 per month pursuant to a lease expiring on November 30, 2015.

The Company entered into a four-year lease agreement commencing July 18, 2011 to rent office space, consisting of approximately 2,400 square feet, for offices in New Canaan, Connecticut.  The Company pays a base rent of $7,000 per month which is subject to annual adjustments to reflect increases in real estate taxes and operating expenses.

Mirror Worlds Technologies, LLC, the Company’s wholly-owned subsidiary, leases office space in Tyler, Texas with a base monthly rent of $620, which expires in April 2016.

NOTE K - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

[1] On November 1, 2012, the Company entered into an employment agreement (the “Agreement”) with its Chairman and Chief Executive Officer for a one year term (which was automatically extended for two successive one year periods unless terminated by the Company) at an annual base salary of $415,000.  The Agreement established an annual target bonus of $150,000 for the Chairman and Chief Executive Officer based on performance criteria to be established on an annual basis by the Board of Directors (or compensation committee).  For the year ended December 31, 2014, the Chairman and Chief Executive Officer received an annual cash bonus of $200,000.  In connection with the Agreement, the Chairman and Chief Executive Officer was issued a ten-year option to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.19 per share, which vests in equal quarterly amounts of 41,667 shares beginning November 1, 2012 through August 31, 2015, subject to acceleration upon a change of control.  The Chairman and Chief Executive Officer shall forfeit the balance of unvested shares if his employment has been terminated “For Cause” (as defined) by the Company or by him without "Good Reason" (as defined).  Under the terms of the Agreement, the Chairman and Chief Executive Officer also receives incentive compensation in an amount equal to 5% of the Company’s gross royalties or other payments or proceeds (without deduction of legal fees or any other expenses) with respect to its Remote Power Patent and a 10% net interest (gross royalties and other payments or proceeds after deduction of all

NOTE K - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS (continued)

legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company’s royalties and other payments with respect to its other patents (including the Mirror Worlds Patent Portfolio and the Cox Patent Portfolio) besides the Remote Power Patent (the “Incentive Compensation”).  During the three months ended March 31, 2015 and March 31, 2014, the Chairman and Chief Executive Officer earned Incentive Compensation of $281,000 and $225,000, respectively, which amounts are included in accrued expenses.

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

[2]   On April 9, 2014, the Company’s Chief Financial Officer entered into an offer letter with the Company pursuant to which he continues to serve, on an at-will basis, at an annual base salary of $157,500 and is eligible to receive incentive or bonus compensation on an annual basis in the discretion of the Company’s Compensation Committee.  The Chief Financial Officer received an annual bonus of $30,000 for the year ended December 31, 2014.  In connection with the offer letter, the Chief Financial Officer was issued under the Company’s 2013 Stock Incentive Plan a 5-year stock option to purchase 50,000 shares of the common stock, at an exercise price of $1.65 per share, which option vests in two equal amounts (25,000 shares each) on each of December 31, 2014 and December 31, 2015.  In addition, in the event the Chief Financial Officer’s employment is terminated without “Good Cause” (as defined), he shall receive (i) (a) 6 months base salary or (b) 12 months base salary in the event of a termination without “Good Cause” within 6 months following a “Change of Control” of the Company (as defined) and (ii) accelerated vesting of all remaining unvested shares underlying his options or any other awards he may receive in the future.

NOTE L – LEGAL PROCEEDINGS

[1]  On April 4, 2014 and December 3, 2014, the Company initiated litigation against Google Inc. and YouTube, LLC in the United States District Court for the Southern District of New York for infringement of several of its patents within the Cox Patent Portfolio (see Note J[2] hereof) which relate to the identification of media content on the Internet.  The lawsuits allege that Google and YouTube have infringed and continue to infringe certain of the Company’s patents by making, using, selling and offering to sell unlicensed systems and related products and services, which include YouTube’s Content ID system.

In December 2014, Google filed four petitions to institute Inter Partes Review at the USPTO pertaining to patents within the Cox Patent Portfolio asserted in the litigation filed in April 2014 as described above.  Google in each of the four Inter Partes Review petitions seeks to cancel certain claims of the Company’s patents at issue within the Cox Patent Portfolio.  The USPTO has not yet made a determination as to whether any of the four petitions for Inter Partes Review will be instituted (and proceed to trial) or denied.

On April 13, 2015, Google filed a Petition for Covered Business Method Review (CBM) seeking to invalidate claims pertaining to the Company’s U.S. Patent No. 8,904,464, the patent asserted in our litigation against Google and YouTube filed on December 3, 2014 as referenced above.  The USPTO has not yet made a decision as to whether the CBM Petition will be instituted (and proceed to trial) or denied.

[2]  On May 23, 2013, the Company’s wholly-owned subsidiary, Mirror Worlds Technologies, LLC, initiated patent litigation in the United States District Court for the Eastern District of Texas, Tyler Division, against Apple Inc., Microsoft, Inc., Hewlett-Packard Company, Lenovo Group Ltd., Lenovo (United States), Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics America, Inc. and Samsung Telecommunications America L.L.C., for infringement of U.S.  Patent No. 6,006,227 (the “227 Patent”) (one of the patents the Company acquired as part of the acquisition of the Mirror Worlds Patent Portfolio).  The Company seeks, among other things, monetary damages based upon reasonable royalties.  The lawsuit alleges that the defendants have infringed and continue to infringe the claims of the ‘227 Patent by making, selling, offering to sell and using infringing products including Mac OS and Windows operating systems and personal computers and tablets that include versions of those operating systems, and by encouraging others to make, sell, and use these products.  In September 2013 and October 2013, the defendants filed their answers to the Company’s complaint. Defendants Apple Inc. and Microsoft, Inc. also filed counterclaims for a declaratory judgment of non infringement and invalidity of the ‘227 Patent.  In December 2013, the litigation was severed into two consolidated actions, Mirror Worlds v Apple, et. al. and Mirror Worlds v. Microsoft, et. al.

[3]  In September 2011, the Company initiated patent litigation against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of its Remote Power Patent.  Named as defendants in the lawsuit, excluding related parties, were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inc., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transitions Networks, Inc.  Network-1 seeks monetary damages based upon reasonable royalties.  During the year ended December 31, 2012, the Company reached settlement agreements with defendants Motorola Solutions, Inc. ("Motorola"), Transition Networks, Inc. ("Transition Networks") and GarretCom, Inc. (“GarretCom”).  In February 2013, the Company reached settlement agreements with Allied Telesis, Inc. (“Allied Telesis”) and NEC

NOTE L – LEGAL PROCEEDINGS  (continued)

Corporation (“NEC”).  As part of the settlements, Motorola, Transition Networks, GarretCom, Allied Telesis and NEC each entered into a non-exclusive license agreement for the Company’s Remote Power Patent pursuant to which each such defendant agreed to license the Remote Power Patent for its full term (which expires in March 2020) and pay a license initiation fee and quarterly or annual royalties based on their sales of PoE products.  In March 2015, the Company reached a settlement agreement with Samsung Electronics Co., Ltd. (“Samsung”) pursuant to which Samsung received a fully-paid license for the Remote Power Patent for  the remaining life of the patent.

[4]  In July 2010, the Company settled its patent litigation pending in the United States District Court for the Eastern District of Texas, Tyler Division, against Adtran, Inc, Cisco Systems, Inc. and Cisco-Linksys, LLC, (collectively, “Cisco”), Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., and 3Com Corporation, Inc.  As part of the settlement, Adtran, Cisco, Enterasys, Extreme Networks and Foundry Networks each entered into a settlement agreement with the Company and entered into non-exclusive licenses for the Company’s Remote Power Patent (the “Licensed Defendants”).  Under the terms of the licenses, the Licensed Defendants paid the Company upon settlement approximately $32 million and also agreed to license the Remote Power Patent for its full term, which expires in March 2020.  In accordance with the Settlement and License Agreement, dated May 25, 2011, Cisco is obliged to pay the Company royalties (which began in the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent.  The royalty payments are subject to certain conditions including the continued validity of the Company’s Remote Power Patent, and the actual royalty amounts received may be less than the caps stated above, as was the case in 2013 and 2012. Under the terms of the Agreement, if the Company grants other licenses with lower royalty rates to third parties (as defined in the Agreement), Cisco shall be entitled to the benefit of the lower royalty rates provided it agrees to the material terms of such other license.  Under the terms of the Agreement, the Company has certain obligations to Cisco and if it materially breaches such terms, Cisco will be entitled to stop paying royalties to the Company.  This would have a material adverse effect on the Company’s business, financial condition and results of operations.

[5]  On July 20, 2012, an unknown third party filed with the USPTO a request for ex parte reexamination of certain claims of the Company’s Remote Power Patent.  On September 5, 2012, the USPTO issued an order granting the reexamination.  The request for reexamination was stayed by the USPTO on December 21, 2012 until May 2014 (the completion of the Inter Partes Review proceedings at the USPTO involving our Remote Power Patent described below).  On October 14, 2014, the USPTO issued a Reexamination Certificate, rejecting a challenge to the patentability of the Remote Power Patent.  The Reexamination Certificate confirms the patentability of the challenged claims of the Remote Power (claims 6, 8 and 9) without any amendment or modification.  The USPTO also allowed fourteen (14) new claims, bringing the total claims in the Remote Power Patent to twenty-three (23) claims.  No claims were rejected.

[6]  Avaya Inc., Dell Inc., Sony Corporation of America and Hewlett Packard Co. were petitioners in Inter Partes Review proceedings (which were joined together) (the “IPR Proceeding”) at the USPTO before the Patent Trial and Appeal Board (“PTAB”) involving the Company’s Remote Power Patent. Petitioners in the IPR Proceeding sought to cancel certain claims of the Remote Power as unpatentable.  A hearing on the merits of the IPR Proceeding was held on January 9, 2014.  On May 22, 2014, the Patent Board issued its Final Written Decision in the Company’s favor rejecting a challenge to the patentability of the Company’s Remote Power Patent.  On July 24, 2014, the Petitioners in the IPR Proceeding each filed a Notice of Appeal of

Note L – LEGAL PROCEEDINGS (continued)

the Patent Board’s decision to the United States Court of Appeals for the Federal Circuit.  The Appeal is currently pending.  In the event the decision of the PTAB is reversed by the United States Court of Appeals for the Federal Circuit and certain claims of the Remote Power Patent are ultimately determined to be invalid, such a decision would have a material adverse effect on our business, financial condition and results of operations as the Company’s entire current revenue stream is dependent upon the continued validity of certain claims of our Remote Power Patent.

[7]  On February 16, 2015, Sony Corporation of America filed a Petition for a Covered Business Method Review (CBM) and a request for ex parte reexamination with the USPTO seeking to invalidate certain claims of the Company’s Remote Power Patent.   On April 3, 2015, the USPTO issued an order granting Sony’s request for an ex parte reexamination of the Remote Power Patent.  The USPTO has not yet made a decision as to whether the CBM Petition will be instituted (and proceed to trial) or denied.

NOTE M – STOCK REPURCHASE

On August 22, 2011, the Company announced that its Board of Directors approved a share repurchase program to repurchase up to $2,000,000 of shares of its common stock over the next 12 months ("Share Repurchase Program").  On June 3, 2014, the Board of Directors authorized its fourth increase to the Share Repurchase Program authorizing the repurchase of up to an additional $5.0 million of shares of common stock over the subsequent 12 month period (for a total of up to $12 million since inception of the program in August 2011).  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion.  The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors.  The Share Repurchase Program may be increased, suspended or discontinued at any time.  Since inception of the Share Repurchase Program through March 31, 2015, the Company has repurchased an aggregate of 6,527,668 shares of its common stock at an average price per share of $1.63 or an aggregate cost of $10,624,000 (exclusive of commissions).  During the three month period ended March 31, 2015, the Company repurchased 828,600 shares of its common stock at an average price per share of $2.25 or an aggregate cost of $1,866,000 (exclusive of commissions).  All such repurchased shares have been cancelled.

NOTE N – CISCO ROYALTY AUDIT AND CONCENTRATION

In late December 2013, the Company exercised its right to audit the royalties paid to it by Cisco for the years 2012 and 2013 (the “Audit Period”) in accordance with its May 2011 license agreement with Cisco.  As a result of the audit, Cisco agreed to pay the Company additional royalty payments pursuant to the May 2011 license agreement of $3,281,000 for the Audit Period and other periods covered by the license agreement which was recorded as royalty revenue in the three month period ended June 30, 2014, at the time the Company completed the audit and additional royalty payments were agreed to by the parties.

Cisco constituted approximately 85% and 91% of the Company’s revenue, respectively, for the three months periods ended March 31, 2015 and March 31, 2014.  At March 31, 2015 and December 31, 2014, the royalty receivable from Cisco constituted approximately 85% and 74% of the Company’s royalty receivables, respectively.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WHICH ARE STATEMENTS THAT INCLUDE INFORMATION BASED UPON BELIEF OF OUR MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION AVAILABLE TO MANAGEMENT. STATEMENTS CONTAINING TERMS SUCH AS “BELIEVES”, “EXPECTS”, “ANTICIPATES”, “INTENDS” OR SIMILAR WORDS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS.  ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED ON PAGES 14-25 OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2014 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 5, 2015 AND THIS QUARTERLY REPORT ON FORM 10-Q ON PAGE 31.

OVERVIEW

Our principal business is the development, licensing and protection of our intellectual property assets.  We presently own twenty-four (24) patents including (i) our Remote Power Patent covering the delivery of power over Ethernet cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) our Mirror Worlds Patent Portfolio relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) our Cox Patent Portfolio relating to enabling technology for identifying media content on the Internet and taking further action to be performed based on such identification; and (iv) patents covering systems and methods for the transmission of audio, video and data in order to achieve high quality of service (QoS) over computer and telephony networks.  In addition, we continually review opportunities to acquire or license additional intellectual property.

We have been actively engaged in the licensing of our Remote Power Patent (U.S. Patent No. 6,218,930).  As of March 31, 2015, we had entered into seventeen (17) license agreements with respect to our Remote Power Patent which, among others, include license agreements with Cisco Systems, Inc.  Extreme Networks, Inc., Netgear, Inc., Microsemi Corporation, Motorola Solutions, Inc., NEC Corporation and Samsung Electronics Co., Ltd. and several other major data networking equipment manufacturers.  Our current strategy includes continuing our licensing efforts with respect to our Remote Power Patent and our efforts to monetize the two patent portfolios (the Cox Patent Portfolio and the Mirror Worlds Patent Portfolio) we acquired in 2013.  In addition, we continue to seek to acquire additional intellectual property assets to develop, commercialize, license or otherwise monetize such intellectual property.  Our strategy includes working with inventors and patent owners to assist in the development and monetization of their patented technologies.  We may also enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.  Our acquisition strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as we have achieved with respect to our Remote Power Patent.  Our Remote Power Patent generated licensing revenue in excess of $76,000,000 from May 2007 through March 31, 2015.

On February 28, 2013, as part of our acquisition strategy, we acquired from Dr. Ingemar Cox, a technology leader in digital watermarking content identification, digital rights management and related technologies, four patents (as well as a pending patent application) (these patents together with subsequent related patent issuances comprise our Cox Patent Portfolio) for a purchase price of $1,000,000 in cash and 403,226 shares of our common stock.  In addition, we are obligated to pay Dr. Cox 12.5% of the net proceeds generated by us from licensing, sale or enforcement of the patents (see Note J[2] to our financial statements included in this quarterly report).  In 2014, we were issued three additional patents (U.S. Patent No. 8,640,179, U.S. Patent No. 8,656,441 and U.S. Patent No. 8,782,726) by the USPTO which are part of our Cox Patent Portfolio.

On May 21, 2013, Mirror Worlds Technologies, LLC, our wholly-owned subsidiary, acquired all of the patents previously owned by Mirror Worlds, LLC (which subsequently changed its name to Looking Glass LLC) including nine issued United States patents and five pending applications covering foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system (these patents together with subsequent related patent issuances comprise our Mirror Worlds Patent Portfolio).  The consideration we paid for the Mirror Worlds Patent Portfolio consisted of (i) $3,000,000 in cash, (ii) 5-year warrants to purchase 875,000 shares of our common stock at an exercise price of $1.40 per share, and (iii) 5-year warrants to purchase 875,000 shares of our common stock at an exercise price of $2.10 per share (the “Looking Glass Warrants”) (see Note J[2] to our financial statements included in this quarterly report).  On June 3, 2014, we repurchased the Looking Glass Warrants from Looking Glass at a cost of $505,000.  As part of the acquisition of the Mirror Worlds Patent Portfolio, we also entered into an agreement with Recognition Interface, LLC (“Recognition”), an entity that financed the commercialization of the Mirror Worlds Patent Portfolio prior to its sale to Mirror Worlds, LLC and also retained an interest in the licensing proceeds of the patent portfolio held by Mirror Worlds, LLC.  Pursuant to the terms of our agreement with Recognition, Recognition received (i) 5-year warrants to purchase 250,000 shares of our common stock at an exercise price of $1.40 per share, and (ii) 5-year warrants to purchase 250,000 shares of our common stock at an exercise price of $2.10 per share.  Recognition also received from us an interest in the net proceeds realized from the monetization of the Mirror Worlds Patent Portfolio as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; and (iii) 20% of any portion of the net proceeds in excess of $250 million.  In addition, Abacus and Associates, Inc., an entity affiliated with Recognition,  received  a  60-day  warrant  to  purchase  500,000  shares  of  our common stock at an exercise price of $2.05 per share which it exercised in full on July 22, 2013 resulting in proceeds to us of $1,025,000.  As a result of such warrant exercise and in accordance with our agreement with Recognition, we issued additional warrants to Recognition to purchase an aggregate of 250,000 shares of our common stock (125,000 shares at an exercise price of $2.10 per share and 125,000 shares at an exercise price of $1.40 per share).

The validity of our Remote Power Patent, certain patents within our Mirror Worlds Patent Portfolio and Cox Patent Portfolio are currently being challenged in patent infringement litigation pending in the courts and proceedings at the USPTO (see “Legal Proceedings” on pages 28-31 of this quarterly report and below).  If certain claims of our Remote Power Patent are ultimately determined to be invalid, such a determination would have a material adverse effect on our business, financial condition and results of operations as our entire current revenue stream is dependent upon the continued validity of certain claims of our Remote Power Patent.  If certain of our patents within our Mirror Worlds Patent Portfolio or Cox Patent Portfolio are ultimately determined to be invalid, such a determination could have a material adverse effect on our ability to grow our revenue and profits in the future.

On May 22, 2013, through our wholly-owned subsidiary, Mirror Worlds Technologies, LLC, we initiated patent litigation against Apple Inc., Microsoft, Inc., Hewlett-Packard Company, Lenovo Group Ltd., Lenovo (United States), Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics America, Inc. and Samsung Telecommunications America L.L.C., in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of U.S. Patent No. 6,006,227 (part of the Mirror Worlds Patent Portfolio we acquired).  Several motions to dismiss our claims have been filed by certain of the defendants (see “Legal Proceedings” at page 28-29 hereof).

On April 4, 2014 and December 3, 2014, we initiated litigation against Google Inc. and YouTube, LLC in the United States District Court for the Southern District of New York for infringement of several of our patents within the Cox Patent Portfolio relating to the identification of media content on the Internet.  The lawsuits alleges that Google and YouTube have infringed and continue to infringe certain of our patents by making, using, selling and offering to sell unlicensed systems and related products and services, which include YouTube’s Content ID system.  Google has filed four petitions to institute Inter Partes Review proceedings and a Petition for Covered Business Method Review (CBM) at the USPTO seeking to invalidate claims pertaining to the patents asserted by us in the above referenced litigations against Google and YouTube (see “Legal Proceedings” at page 28 hereof).

In September 2011, we initiated patent litigation against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  We have since settled the litigation against six of the defendants (see “Legal Proceedings” at page 30 hereof).

As a result of a settlement in July 2010 of patent litigation we had initiated against Cisco Systems, Inc. and Cisco-Linksys, LLC (collectively “Cisco”), we entered into non-exclusive licenses for our Remote Power Patent with Cisco and the other defendants.  For the years ended December 31, 2014 and December 31, 2013, our revenue from Cisco constituted 87% (including the additional revenue from our audit of Cisco – (see Note N to our financial statements included in this quarterly report) and 77% of our revenue, respectively.  For the three month period ended March 31, 2015 and March 31, 2014, our royalty revenue from Cisco constituted 85% and 91% of our revenue, respectively.  It is anticipated that one or a few of our licensees will continue to constitute a significant portion of our revenue in the forseeable future.  In accordance with our Settlement and License Agreement, dated May 25, 2011 (the “Agreement”), Cisco is obligated to pay us royalties (which began in the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent.  The royalty payments are subject to certain conditions including the continued validity of certain claims of our Remote Power Patent, and the actual royalty amounts received may be less than the caps stated above, as was the case in 2013 and 2012.  Due to our annual royalty rate structure with Cisco which includes declining rates as the volume of PoE product sales increase during the year, royalties from Cisco are anticipated to be highest in the first quarter of the calendar year and decline for each of the remaining calendar quarters of the year.  However, in 2014 we had greater royalty revenue from Cisco in the second quarter as compared to the first quarter because we recorded additional royalty revenue from Cisco in the second quarter as a result of our audit of Cisco completed in 2014 for the years ended December 31, 2013 and December 31, 2012 (see below and Note N to our financial statements included in this quarterly report).

In late December 2013, we exercised our right to audit the royalties paid to us by Cisco for the years 2012 and 2013 (the “Audit Period”) in accordance with our May 2011 license agreement with Cisco.  As a result of the audit, Cisco agreed to pay us additional royalty payments pursuant to the May 2011 license agreement of $3,281,000 for the Audit Period and other periods covered by license agreement which were recorded as revenue in the three month period ended June 30, 2014, at the time the parties agreed to the amount of the additional royalty revenue (see Note N to our financial statements included in this quarterly report).

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

Avaya Inc., Dell Inc., Sony Corporation of America and Hewlett Packard Co. were petitioners in Inter Partes Review proceedings (which were joined together) (the “IPR Proceeding”) at the USPTO before the Patent Trial and Appeal Board (PTAB) (see “Legal Proceedings” at page 31 of this quarterly report).  A hearing on the merits of the IPR Proceeding was held on January 9, 2014.  On May 22, 2014, the PTAB issued its Final Written Decision in our favor rejecting a challenge to the patentability of our Remote Power Patent.  On July 24, 2014, the petitioners in the IPR Proceeding each filed a Notice of Appeal of the PTAB’s decision to the United States Court of Appeals for the Federal Circuit.  A  decision on the appeal is pending.  In the event the decision of the PTAB is reversed by the United States Court of Appeals for the Federal Circuit and certain claims of our Remote Power Patent are ultimately determined to be invalid, such a decision would have a material adverse effect on our business, financial condition and results of operations as our entire current revenue stream is dependent upon the continued validity of certain claims of our Remote Power Patent.

On February 16, 2015, Sony Corporation of America filed a Petition for Covered Business Method Review (CBM) and a request for an ex parte reexamination with the USPTO seeking to invalidate certain claims of our Remote Power Patent.  On April 3, 2015, the USPTO issued an order granting Sony’s request for an ex parte reexamination.  The USPTO has not yet made a decision as to whether the CBM Petition will be instituted (and proceed to trial) or denied.

At March 31, 2015, we had net operating loss carryforwards (NOLs) totaling approximately $22,796,000 expiring through 2029, with a future tax benefit of approximately $7,751,000. At March 31, 2015 and December 31, 2014, $3,987,000 and $4,743,000, respectively, was recorded as deferred tax assets on our balance sheet.  During the three months ended March 31, 2015, as a result of income (before taxes) for the quarter of $2,341,000, $811,000 was recorded as income tax expense and the deferred tax assets were reduced by $756,000 to $3,987,000. To the extent that we have taxable income in the future, we will report income tax expense and such expense attributable to federal income taxes will reduce the deferred tax assets reflected on our balance sheet.  Management will continue to evaluate the recoverability of our NOLs and adjust the deferred tax assets accordingly.  Utilization of NOLs can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 Compared To Three Months Ended March 31, 2014

Revenue.  We had revenue of $5,627,000 for the three months ended March 31, 2015 as compared to revenue of $4,491,000 for the three months ended March 31, 2014, which was related to the receipt of royalties pursuant to license agreements for our Remote Power Patent.  The increase in revenue of $1,136,000 or 25% for the three months ended March 31, 2015 was due to increased royalty revenue from our licensees including a fully paid license entered into in connection with a settlement from a defendant in our pending Remote Power Patent litigation (see “Legal Proceedings” at page 30 of this quarterly report).

Cost of Revenue.  We had a cost of revenue of $1,689,000 and $1,314,000 for the three months ended March 31, 2015 and March 31, 2014, respectively.  Included in the cost of revenue for the three months ended March 31, 2015 were contingent legal fees of $1,395,000 payable to our patent litigation counsel (see Note J[1] to our financial statements included herein) and $281,000 of incentive (royalty bonus) compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note K[1] to our financial statements included in this quarterly report).  Included in the cost of revenue for the three months ended March 31, 2014 were contingent legal fees of $1,408,000 payable to our patent litigation counsel and $225,000 of incentive (royalty bonus) compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.

Gross Profit.  The gross profit for the three months ended March 31, 2015 was $3,938,000 as compared to $3,177,000 for the three months ended March 31, 2014.  The increased gross profit of $761,000 or 24% for the three months ended March 31, 2015 was primarily due to increased royalty revenue of $1,136,000.

Operating Expenses.  Operating expenses for the three months ended March 31, 2015 were $1,618,000 as compared to $1,034,000 for the three month period ended March 31, 2014.  General and administrative expenses include overhead expenses, and finance, accounting, legal and other professional services incurred by us.  General and administrative expenses increased by $507,000 from $598,000 for the three months ended March 31, 2014 to $1,105,000 for the three months ended March 31, 2015, due primarily to increased legal fees and a payment of $261,000 relating to termination of our services agreement with ThinkFire (see Note J[4] to our financial statements included in this quarterly report).  Amortization of patents was $413,000 for the three months ended March 31, 2015 as compared to $409,000 for the three months ended March 31, 2014.  Stock-based compensation related to the issuance of stock options was $100,000 for the three months ended March 31, 2015 as compared to $27,000 for the three months ended March 31, 2014.

Interest Income.  Interest income for the three months ended March 31, 2015 was $21,000 as compared to interest income of $9,000 for the three months ended March 31, 2014.

Operating Income. We had operating income of $2,320,000 for the three months ended March 31, 2015 compared with an operating income of $2,143,000 for the three months ended March 31, 2014.  The increased operating income of $177,000 was primarily due to increased royalty revenue offset by increased operating expenses.

Income Taxes.  Benefits for federal, state and local income taxes of $811,000 and $756,000 were recorded for the three months ended March 31, 2015 and March 31, 2014, respectively.

Deferred Tax Benefit/NOLs.  At March 31, 2015, we had net operating loss carryforwards (NOLs) totaling approximately $22,796,000 expiring through 2029, with a future tax benefit of approximately $7,751,000.  At March 31, 2015 and March 31, 2014, $3,987,000 and $4,948,000, respectively, has been recorded as deferred tax assets on our balance sheet.  During the three month period ended March 31, 2015 as a result of income before taxes of $2,341,000, $811,000 was recorded as an income tax expense and our deferred tax assets were reduced by $756,000 to $3,987,000.

Net Income.  As a result of the foregoing, we realized a net income of $1,530,000 or $0.06 per share (basic and diluted) for the three months ended March 31, 2015 compared with net income of $1,396,000 or $0.05 per share (basic and diluted) for the three months ended March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from royalty revenue from licensing our Remote Power Patent.  At March 31, 2015, our principal sources of liquidity consisted of cash and cash equivalents of $14,112,000, marketable securities of $1,099,000 and working capital of $18,926,000.  We believe based on our current cash position and projected licensing revenue from our existing license agreements that we will have sufficient cash to fund our operations for the foreseeable future, although this may not be the case.

Working capital increased by $905,000 to $18,926,000 at March 31, 2015 as compared to working capital of $18,021,000 at December 31, 2014.  The increase in working capital was primarily due to increased royalty receivables of $4,353,000 and reduced accounts payable of $108,000 offset by reduced cash and cash equivalents of $3,550,000.

Net cash used in operating activities for the three months ended March 31, 2015 increased by $1,411,000 to $1,638,000 compared to net cash used in operating activities of $227,000 for the three months ended March 31, 2014.  The increase in net cash used in operating activities for the three months ended March 31, 2015 was primarily due to changes in royalty receivables of $647,000, accounts payable of $79,000 and accrued expenses of $941,000.

The net cash used in investing activities for the three months ended March 31, 2015 was $30,000 for additional patent costs.

Net cash used in financing activities for the three months ended March 31, 2015 was $1,882,000, which related to our repurchase of common stock as part of our share repurchase program.

We maintain our cash primarily in money market accounts.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities to our condensed consolidated financial statements included in this quarterly report.

CRITICAL ACCOUNTING POLICIES

The Company’s discussion and analysis of its financial condition, results of operations, and cash flow are based on the Company’s unaudited condensed consolidated financial statements which have been prepared in accordance with U.S. GAAP.  The preparation of the financial statements included in this quarterly report on Form 10-Q requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities.  On an on-going basis, the Company evaluates these estimates, including those related to intangible assets, deferred income taxes, income taxes payable, valuation of other investments and contingencies and litigation. Additionally, the Company uses assumptions and estimates in calculations to determine stock-based compensation and the valuation of warrants.  The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  For a comprehensive list of our critical accounting policies please see Note B of our financial statements included in this quarterly report.

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

(b) Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 3, 2014, we initiated a second litigation against Google and YouTube in the United States District Court for the Southern District of New York for infringement of our newly issued patent (part of the Cox Patent Portfolio) relating to the identification and tagging of media content (U.S. Patent No. 8,904,464).  The lawsuit alleges that Google and YouTube have infringed and continue to infringe the patent by making, using, selling and offering to sell unlicensed systems and products and services related thereto, which include YouTube’s content ID system.  In January 2015, the defendants filed an answer to our complaint and asserted defenses of non-infringement and invalidity.

In December 2014, Google filed four petitions to institute Inter Partes Review proceedings at the USPTO pertaining to certain patents within our Cox Patent Portfolio asserted in the litigation filed in April 2014 as described above.  In each of the four Inter Partes Review petitions, Google seeks to cancel certain claims of our patents at issue within the Cox Patent Portfolio.  The USPTO has not yet made a determination as to whether any of the four petitions for Inter Partes Review will be instituted (and proceed to trial) or denied.

On April 13, 2015, Google filed a Petition for Covered Business Method Review (CBM) seeking to invalidate claims pertaining to our U.S. Patent No. 8,904,464, the patent asserted in our litigation against Google and YouTube filed on December 3, 2014 as referenced above.  The USPTO has not yet made a decision as to whether the CBM Petition will be instituted (and proceed to trial) or denied.

Mirror Worlds Patent Portfolio Litigation

On May 23, 2013, through our wholly-owned subsidiary Mirror Worlds Technologies, LLC, we initiated patent litigation in the United States District Court for the Eastern District of Texas, Tyler Division, against Apple Inc., Microsoft, Inc., Hewlett-Packard Company, Lenovo Group Ltd., Lenovo (United States), Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics America, Inc. and Samsung Telecommunications America L.L.C., for infringement of U.S. Patent No. 6,006,227 (the “’227” Patent”) (one of the patents we acquired as part of the acquisition of the Mirror Worlds Patent Portfolio – see Note J[2] to our financial statements included in this quarterly report).  We seek, among other things, monetary damages based upon reasonable royalties.  The lawsuit alleges that the defendants have infringed and continue to infringe the claims of the ‘227 Patent by making, selling, offering to sell and using infringing products including Mac OS and Windows operating systems and personal computers and tablets that include versions of those operating systems, and by encouraging others to make, sell, and use these products.  In September 2013 and October 2013, the defendants filed their answers to our complaint. Defendants Apple and Microsoft also filed counterclaims for a declaratory judgment of non infringement of our ‘227 Patent and invalidity of our ‘227 Patent.  On December 10, 2013, the litigation was severed into two consolidated actions, Mirror Worlds v. Apple, et al. (Case No. 6:13-cv-419), and Mirror Worlds v. Microsoft, et al., (Case No. 6:13-cv-941).  On September 12, 2013, Microsoft and the other defendants in the consolidated action filed a motion to stay our claims against certain PC manufacturer defendants and transfer the litigation to the Western District of Washington, which motion was denied by the Court on September 29, 2014.  On October 24, 2014, the defendants in the Mirror Worlds v. Microsoft, et al. action filed a Petition for a Writ of Mandamus in the United States Court of Appeals for the Federal Circuit directing the District Court to (i) stay our claims against certain PC manufacturer defendants, and (ii) transfer the case against Microsoft and the PC manufacturer defendants to the Western District of Washington.  On January 7, 2015, the United States Court of Appeals for the Federal Circuit denied defendants’ petition for a Writ of Mandamus.

A Markman hearing (a hearing in which the Court interprets and rules on the scope and meaning of disputed patent claim language regarding the patent at issue) for the two consolidated actions was held on November 13, 2014.  On January 14, 2015, the Court issued its claim construction order.  The Court ruled on the meaning of seven disputed claim terms, adopted our proposed construction for four of the disputed claims, provided its own construction for two claim terms and adopted defendants’ proposed construction for one claim term.  On December 8, 2014, Apple Inc. filed a motion for summary judgment asserting that our infringement claims are barred under the Kessler doctrine, asserting among other things, that the accused Apple products are “essentially the same” as products that were adjudged not to infringe the ‘227 patent in a prior legal proceeding (described below).  On January 29, 2015, we filed a cross-motion for partial summary judgment that the Kessler doctrine does not apply to this case as a matter of law.  On January 23, 2015, defendant Microsoft and certain PC manufacturer defendants filed a motion to dismiss our claims against them on the basis that our ‘227 Patent is invalid under 35 U.S.C. §101 asserting that the claims of the ‘227 patent are directed at an abstract idea and do not constitute patentable subject matter.  On February 13, 2015, Apple Inc. filed a similar motion to dismiss our claims against it on the basis that the ‘227 Patent is invalid under 35 U.S.C. §101.  On May 8, 2015, the Court granted the motion of Apple Inc. to stay discovery pending decisions on the Kessler motion and the §101 motions.  The court has scheduled a hearing on the motions for May 29, 2015.  Trial dates in the two consolidated actions have been scheduled for March 2016.

Several patents in our Mirror Worlds Patent Portfolio that we acquired from Mirror Worlds, LLC (now Looking Glass LLC) on May 21, 2013 were the subject of prior litigation in Mirror Worlds, LLC v. Apple, Inc. (“Apple”) (No. 6:08-cv-00088).  On October 1, 2010, a jury returned a verdict in that action in favor of Mirror Worlds upholding the validity of the three patents tried in the case (the ‘227 Patent and U.S. Patent Nos. 6,638,313, and 6,725,427), and finding that Apple had willfully infringed each of these patents.  Further, the jury awarded Mirror Worlds $208.5 million in damages for each of these patents.  After the trial, the district court vacated the jury verdict on infringement, and concluded that Mirror Worlds failed to present sufficient evidence of direct or indirect infringement.  While the infringement, willfulness and damages verdicts were vacated at the trial level, the jury’s validity verdicts were not overturned. On appeal, a divided panel of the Federal Circuit Court of Appeals upheld the district court ruling overturning the jury verdict on direct and indirect infringement. The validity of the ‘227 Patent has also been reaffirmed by the USPTO since the trial in reexamination proceedings initiated by Apple resulting in two re-examination certificates which further validate the ‘227 Patent.

Remote Power Patent Legal Proceedings

In September 2011, we initiated patent litigation against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  Named as defendants in the lawsuit, excluding affiliated parties, were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inc., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transition Networks, Inc.  We seek monetary damages based upon reasonable royalties.  In March 2012, we reached settlement agreements with defendants Motorola Solutions, Inc. ("Motorola") and Transition Networks, Inc. ("Transition Networks").  In October 2012, we reached a settlement with defendant GarretCom, Inc (“GarretCom”).  In February 2013, we reached settlement agreements with Allied Telesis, Inc. (“Allied Telesis”) and NEC Corporation (“NEC”).  As part of the settlements, Motorola, Transition Networks, GarretCom, Allied Telesis and NEC each entered into a non-exclusive license agreement for our Remote Power Patent pursuant to which each such defendant agreed to license our Remote Power Patent for its full term (which expires in March 2020) and pay a license initiation fee and quarterly or annual royalties based on their sales of PoE products.  In March 2015, we reached a settlement with defendant Samsung Electronics Co., Ltd. (“Samsung”) pursuant to which Samsung entered into a non-exclusive fully paid license agreement for our Remote Power Patent for its full term.

On June 27, 2012, defendant Axis Communications made a motion to dismiss, or alternatively to sever, on the grounds of misjoinder.  Several defendants joined in the motion.  On January 17, 2013, the Court granted in part defendants’ motion by granting severance and consolidating all the actions for pre-trial issues, except venue.  On January 25, 2013, certain defendants filed a motion to stay the litigation pending completion or termination of the Inter Partes Review proceeding at the USPTO.  On March 5, 2013, the Court granted certain defendants’ motion and stayed the litigation until application by a party following the disposition of the Inter Partes Review proceeding described below. On September 11, 2014, we filed a motion to reopen the case and lift the stay because it was no longer appropriate given the favorable decision we received at the USPTO (described below). On January 5, 2015, the Court granted our motion to re-open the case and lift the stay.  A trial date has been scheduled for July 2016.  On May 1, 2015, Sony Corporation of America (and several of its affiliate defendants) made a motion to stay the litigation pending a decision of the Patent Trial and Appeal Board (PTAB) of the USPTO whether to institute the Petition for Covered Business Method Review (CBM) (see reference to Sony CMB Petition below) and that the stay should continue if the PTAB institutes the CBM Petition until the review is completed.

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

Avaya Inc., Dell Inc., Sony Corporation of America and Hewlett Packard Co. were petitioners in Inter Partes Review proceedings (which were joined together) (the “IPR Proceeding”) at the USPTO before the PTAB involving our Remote Power Patent. Petitioners in the IPR Proceeding sought to cancel certain claims of our Remote Power as unpatentable.  A hearing on the merits of the IPR Proceeding was held on January 9, 2014.  On May 22, 2014, the PTAB issued its Final Written Decision in our favor rejecting a challenge to the patentability of our Remote Power Patent.  On July 24, 2014, the petitioners in the IPR Proceeding each filed a Notice of Appeal of the Patent Board’s decision to the United States Court of Appeals for the Federal Circuit and filed briefs on August 29, 2014.  In the event the decision of the PTAB is reversed by the United States Court of Appeals for the Federal Circuit and certain claims of our Remote Power Patent are ultimately determined to be invalid, such a decision would have a material adverse effect on our business, financial condition and results of operations as our entire current revenue stream is dependent upon the continued validity of certain claims of our Remote Power Patent.

On February 16, 2015, Sony Corporation of America filed a Petition for Covered Business Method Review (CBM) and a request for an ex parte reexamination with the USPTO seeking to invalidate certain claims of our Remote Power Patent.  On April 3, 2015, the USPTO issued an order granting Sony’s request for an ex parte reexamination of our Remote Power Patent.  The USPTO has not yet made a decision as to whether the CBM Petition will be instituted (and proceed to trial) or denied.

ITEM 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and trading price of our common stock.  Our Annual Report on Form 10-K for the year ended, December 31, 2014 filed with the Securities and Exchange Commission on March 5, 2015 includes a discussion of our risk factors on pages 14-25 and should be carefully considered by investors.  An additional risk factor has been added as set forth below.

The outcome of proceedings pending at the USPTO challenging the validity of our Remote Power Patent is uncertain.

The validity of our Remote Power Patent is currently being challenged in an ex parte reexamination proceeding and a Petition for Covered Business Method Review (CBM) pending at the USPTO.  On February 16, 2015, Sony Corporation of America filed a request for an ex parte reexamination and a Petition for Covered Business Method Review (CBM) seeking to invalidate certain claims of our Remote Power Patent.  On April 3, 2015, the USPTO issued an order granting Sony’s request for an ex parte reexamination.  The USPTO has not yet made a determination as to whether the CBM Petition will be instituted (and proceed to trial) or denied.  If certain of the challenged claims of our Remote Power Patent are ultimately determined to be invalid by the USPTO (and is not reversed by the United States Court of Appeals for the Federal Circuit), such a determination would have a material adverse effect on our business, financial condition and results of operations as our entire current revenue stream is dependent upon the continued validity of certain claims of our Remote Power Patent.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Issuances of Unregistered Securities

There were no such issuances during the three month period ended March 31, 2015.

Stock Repurchases

On August 22, 2011, we announced that our Board of Directors approved a share repurchase program to repurchase up to $2,000,000 of shares of our common stock over the next 12 months ("Share Repurchase Program").  On June 30, 2014, our Board of Directors authorized its fourth increase to our Share Repurchase Program authorizing the repurchase of up to an additional $5.0 million of shares of our common stock over the subsequent 12 month period (for a total of up to $12.0 million since inception of the program in August 2011).  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in our discretion.  The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors.  The Share Repurchase Program may be increased, suspended or discontinued at any time.  Since inception of the Share Repurchase Program in August 2011 through March 31, 2015, we have repurchased an aggregate of 6,527,668 shares of its common stock at an average per share price of $1.63 or an aggregate cost of $10,624,000 (exclusive of commissions).  During the three month period ended March 31, 2015, we repurchased 828,600 of our shares of common stock at an average price per share of $2.25 or an aggregate cost of $1,866,000 (exclusive of commissions).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2015	50,000	$2.27	50,000	$3,129,392
February 1 to February 28, 2015	-0-	—	—	$3,129,392
March 1 to March 31, 2015	778,600	$2.25	778,600	$1,377,541
Total	828,600	$2.25	828,600

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

**    Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK-1 TECHNOLOGIES, INC.

Date: May 14, 2015	By:	/s/ Corey M. Horowitz
Corey M. Horowitz
Chairman and Chief Executive Officer

Date: May 14, 2015	By:	/s/ David C. Kahn
David C. Kahn
Chief Financial Officer