Form 10-Q
period 2015-06-30
NETWORK 1 TECHNOLOGIES INC
filed 2015-08-14
CIK 1065078

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding as of August 14, 2015 was 23,307,485.

NETWORK-1 TECHNOLOGIES, INC.

Form 10-Q INDEX

Item 1.  Condensed Consolidated Financial Statements

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

	June 30, 2015	December 31, 2014
ASSETS:

CURRENT ASSETS:
Cash and cash equivalents	$16,751,000	$17,662,000
Marketable securities, available for sale	1,067,000	1,079,000
Royalty receivables	1,841,000	1,249,000
Other current assets	166,000	242,000

Total Current Assets	19,825,000	20,232,000

OTHER ASSETS:
Deferred tax assets	4,077,000	4,743,000
Patents, net of accumulated amortization	2,791,000	3,582,000
Other investments	190,000	576,000
Security deposits	19,000	19,000

Total Other Assets	7,077,000	8,920,000

TOTAL ASSETS	$26,902,000	$29,152,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:

CURRENT LIABILITIES:
Accounts payable	$236,000	$338,000
Accrued expenses	650,000	1,873,000

TOTAL LIABILITIES	886,000	2,211,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value, authorized 10,000,000 shares;
none issued and outstanding at June 30, 2015 and December 31, 2014	——	——

Common stock, $0.01 par value; authorized 50,000,000 shares;
23,311,485 and 24,274,336 shares issued and outstanding at
June 30,2015 and December 31, 2014, respectively	233,000	243,000

Additional paid-in capital	61,149,000	60,977,000
Accumulated deficit	(35,337,000)	(34,262,000)
Other comprehensive loss	(29,000)	(17,000)

TOTAL STOCKHOLDERS’ EQUITY	26,016,000	26,941,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,902,000	$29,152,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

ROYALTY REVENUE	$1,747,000	$5,166,000	$7,374,000	$9,657,000
COST OF REVENUE	478,000	1,506,000	2,167,000	2,820,000
GROSS PROFIT	1,269,000	3,660,000	5,207,000	6,837,000

OPERATING EXPENSES:
General and Administrative	1,119,000	615,000	2,224,000	1,213,000
Amortization of patents	413,000	409,000	826,000	818,000
Stock-based compensation	74,000	135,000	174,000	162,000

TOTAL OPERATING EXPENSES	1,606,000	1,159,000	3,224,000	2,193,000

OPERATING INCOME (LOSS)	(337,000)	2,501,000	1,983,000	4,644,000

OTHER INCOME:
Interest income, net	12,000	12,000	33,000	21,000

INCOME (LOSS) BEFORE INCOME TAXES	(325,000)	2,513,000	2,016,000	4,665,000

INCOME TAXES (BENEFIT)
Current	(15,000)	57,000	40,000	102,000
Deferred	(90,000)	855,000	666,000	1,566,000
Total Income Taxes (Benefit)	(105,000)	912,000	706,000	1,668,000

NET INCOME (LOSS)	$(220,000)	$1,601,000	$1,310,000	$2,997,000

Net Income (Loss) per share
Basic	$(0.01)	$0.06	$.06	$0.12
Diluted	$(0.01)	$0.06	$.05	$0.11

Weighted average common shares outstanding:
Basic	23,439,468	25,484,978	23,761,420	25,629,473
Diluted	23,439,468	27,496,232	25,006,281	27,689,150

NET INCOME (LOSS)	$(220,000)	$1,601,000	$1,310,000	$2,997,000

OTHER COMPREHENSIVE INCOME (LOSS) Unrealized holding gain (loss) on securities available - for - sale arising during period	(32,000)	(4,000)	(12,000)	(10,000)

COMPREHENSIVE INCOME (LOSS)	$(252,000)	$1,597,000	$1,298,000	$2,987,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
UNAUDITED

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,310,000	$2,997,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of patents	826,000	818,000
Stock-based compensation	174,000	162,000
Deferred tax provision	666,000	1,566,000
Impairment of investments	386,000	—

Sources (uses) of cash from changes in operating assets and liabilities:
Royalty receivables	$(592,000)	$(4,323,000)
Other current assets	76,000	70,000
Accounts payable	(102,000)	(50,000)
Accrued expenses	(1,223,000)	1,077,000
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,521,000	2,317,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of patents and other assets	(35,000)	(40,000)
Acquisitions of Investments, at cost	—	(190,000)

NET CASH USED IN INVESTING ACTIVITIES	(35,000)	(230,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Value of shares delivered to fund withholding taxes on exercise of options	—	(1,064,000)
Repurchases of common stock, net of commissions	(2,397,000)	(2,877,000)
Repurchase of warrants	—	(505,000)

NET CASH USED IN FINANCING ACTIVITIES	(2,397,000)	(4,446,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(911,000)	(2,359,000)

CASH AND CASH EQUIVALENTS, beginning of period	17,662,000	18,938,000

CASH AND CASH EQUIVALENTS, end of period	$16,751,000	$16,579,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	—	—
Taxes	—	22,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS:

[1] BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of the management of Network-1 Technologies, Inc. (the "Company"), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 2015, and the results of its operations and comprehensive income (loss) and its cash flows for the three and six month periods ended June 30, 2015 and June 30, 2014.  The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2015. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results of operations to be expected for the full year.  The accompanying consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, Mirror Worlds Technologies, LLC.

[2] BUSINESS:

The Company is engaged in the development, licensing and protection of its intellectual property assets.  The Company presently owns twenty-four (24) patents including (i) the remote power patent (the “Remote Power Patent”) covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) the Mirror Worlds patent portfolio (the “Mirror World Patent Portfolio”) relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) the Cox patent portfolio (the “Cox Patent Portfolio”) relating to enabling technology for identifying media content on the Internet and taking further action to be performed based on such identification; and (iv) patents covering systems and methods for the transmission of audio, video and data over computer and telephony networks in order to achieve high quality of service (QoS) (the “QoS Patents”).  The Company has been actively engaged in licensing its Remote Power Patent (U.S. Patent No. 6,218,930).  The Company has entered into nineteen (19) license agreements with respect to its Remote Power Patent.  The Company’s current strategy includes continuing to pursue licensing opportunities for its Remote Power Patent and its efforts to monetize two patent portfolios (the Cox Patent Portfolio and the Mirror Worlds Patent Portfolio) acquired by the Company in 2013 – (see Note J[2]).  The Company’s acquisition strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as the Company has achieved with respect to its Remote Power Patent.  The Company’s Remote Power Patent has generated licensing revenue in excess of $78,000,000 from May 2007 through June 30, 2015.  The Company continually reviews opportunities to acquire or license additional intellectual property.  In addition, the Company may enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.  The Company has been dependent upon royalty revenue from license of its Remote Power Patent to fund its operations.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with U.S. GAAP, which requires presentation of basic and diluted earnings (loss) per share in conjunction with the disclosure of the methodology used in computing such earnings (loss) per share. Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts, such as warrants and options to purchase common stock were exercised. Common stock equivalents having an anti-dilutive effect on earnings per share are excluded from the calculation of diluted earnings (loss) per share.

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

The Company also measures the fair value of certain assets on a non-recurring basis, when events or circumstances indicate the carrying amount of the assets may be impaired.  These assets consist of the Company’s investments in Lifestreams Technologies Corporation (“Lifestreams”) and are reflected as “Other Investments” in the Company’s Condensed Consolidated Balance Sheets (see Note I).  These assets were initially measured at cost and have been written down to fair value as a result of impairment or adjustment to reflect the fair value measurement as of June 30, 2015.  The following table shows the fair value hierarchy for these assets measured at fair value on a non-recurring basis.

Non-Recurring Fair	Carrying Value on Condensed Consolidated Balance	Assets Measured at Fair Value			Condensed Consolidated Balance Sheet
Value Measurements	Sheet	Level 1	Level 2	Level 3	Classification

June 30, 2015
Non-Current Assets

Other Investments	$ 190,000	—	—	$ 190,000	Other Assets

The Company has no significant influence or control over Lifestreams and holds less than 20% ownership of Lifestreams.  These investments are reviewed on a periodic basis for impairment.  The Company reviews several factors to determine whether a loss for impairment is needed.  These factors include but are not limited to: (i) the financial condition and prospects of the issuer; (ii) the failure of the issuer to make required principal and interest payments; (iii) the issuer’s difficulty in raising sufficient financing to effectuate its business plan; (iv) the extent to which fair value is less than cost; and (v) the length of time the investment is in an unrealized loss position.  For the three and six months ended June 30, 2015, the Company has recorded impairment related to Other Investments in the amount of $386,000.  There can be no assurance that the Company will be able to realize the estimated fair value.

NOTE C - PATENTS

The Company’s intangible assets at June 30, 2015 include patents with estimated remaining economic useful lives ranging from 1 to 6.25 years.  For all periods presented, all of the Company’s patents were subject to amortization.  The gross carrying amounts and accumulated amortization related to acquired intangible assets as of June 30, 2015 and December 31, 2014 are as follows:

	June 30,	December 31,
	2015	2014

Gross carrying amount – patents	$6,345,000	$6,310,000
Accumulated amortization – patents	(3,554,000)	(2,728,000)
Patents, net	$2,791,000	$3,582,000

Amortization expense for the three months ended June 30, 2015 and June 30, 2014 was $413,000 and $409,000, respectively.  Amortization expense for the six months ended June 30, 2015 and June 30, 2014 was $826,000 and $818,000, respectively.  Future amortization of current intangible assets, net is as follows:

Twelve Months Ended June 30,

2016	$1,535,000
2017	$192,000
2018	$192,000
2019	$188,000
2020 and thereafter	$684,000
Total	$2,791,000

The Company’s Remote Power Patent expires in March 2020. The expiration dates of the patents within the Company’s Mirror Worlds Patent Portfolio range from June 2016 to February 2020. The expiration dates within the Cox Patent Portfolio range from September 2021 to November 2023 and the expiration date of the QoS Patents is June 2019.

NOTE D – STOCK-BASED COMPENSATION

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model.  On the date of grant, the following weighted average assumptions were utilized for options granted during the three and six months ended June 30, 2015 and 2014.

	2015	2014

Risk-free interest rates Expected option life in years Expected stock price volatility Expected dividend yield	1.39% 5 years 30.24% -0-	1.65% 5 years 42.65% -0-

NOTE D – STOCK-BASED COMPENSATION (continued)

The following table presents information relating to all stock options outstanding and exercisable at June 30, 2015:

Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Options	Exercise	Life in	Options	Exercise
Price	Outstanding	Price	Years	Exercisable	Price

$0.83 - $2.34	2,855,000	$1.33	3.61	2,647,087	$ 1.29

During the six month period ended June 30, 2015, the Company granted 5-year stock options to each of its three non-management directors to purchase 35,000 shares of its common stock at an exercise price of $2.34 per share.  Such options vest over a one-year period in four equal quarterly amounts beginning on April 22, 2015, subject to continued service on the Board.

The Company recorded stock-based compensation of $74,000 and 135,000 for the three months ended June 30, 2015 and June 30, 2014, respectively.  The Company recorded stock-based compensation of $174,000 and $162,000 for the six months ended June 30, 2015 and June 30, 2014, respectively.  The Company has an aggregate of $99,000 of unrecognized stock-based compensation cost as of June 30, 2015.  The aggregate intrinsic value of options exercisable at June 30, 2015 was $1,167,985.

During the three month period ended June 30, 2015, the Company’s Executive Vice President exercised a stock option to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.90 per share.  The option was exercised on a cashless (net exercise) basis by delivery to the Company of 60,000 shares of common stock resulting in 90,000 net shares issued to the Company’s Executive Vice President with respect to such option exercise.  In addition, during the three month period ended June 30, 2015, a consultant to the Company exercised a stock option to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.90 per share.  The option was exercised on a cashless (net exercise) basis by delivery to the Company of 19,651 shares of common stock resulting in 30,349 net shares issued to the consultant with respect to such option exercise.

During the three month period ended June 30, 2014, the Company’s Chairman and Chief Executive Officer exercised stock options to purchase an aggregate of 1,517,500 shares of common stock at exercise prices of $0.25 per share (1,100,000 shares) and $0.68 per share (417,500 shares).  All such shares were exercised on a cashless (net exercise) basis by delivery of an aggregate of 292,618 shares of common stock.  In addition, the Chairman and Chief Executive Officer delivered an aggregate of 516,288 shares of common stock with an aggregate value of $986,110 to fund payroll withholding taxes with respect to such option exercises.  As a result of the aforementioned stock option exercises, the Chairman and Chief Executive Officer received 708,594 net shares of the Company’s common stock.

During the six month period ended June 30, 2014, the Company’s Executive Vice President exercised a stock option to purchase 75,000 shares of the Company’s common stock at an exercise price of $0.68 per share.  The option was exercised on a net exercise (cashless) basis by delivery to the Company of 31,098 shares of common stock.  In addition, 16,968 shares were delivered to the

NOTE D – STOCK-BASED COMPENSATION (continued)

Company with an aggregate value of $28,000 to fund payroll withholding taxes on exercise, resulting in net shares of 26,934 issued to the Company’s Executive Vice President with respect to such option exercise.

As of June 30, 2015, the following are the outstanding warrants to purchase shares of the Company’s common stock:

	Number of	Exercise
	Warrants	Price	Expiration Date

	250,000	$2.10	May 21, 2018
	250,000	$1.40	May 21, 2018
	125,000	$2.10	July 26, 2018
	125,000	$1.40	July 26, 2018
Total	750,000

All of the aforementioned warrants were issued to Recognition Interface, LLC in connection with the Company’s acquisition of the Mirror Worlds Patent Portfolio (see Note J[2]).

NOTE E – INCOME TAXES

At June 30, 2015, the Company had net operating loss carryforwards (NOLs) totaling approximately $23,329,000 expiring through 2029, with a future tax benefit of approximately $8,165,000  At June 30, 2015 and December 31, 2014, $4,077,000 and $4,743,000, respectively, were recorded as deferred tax assets on the Company’s condensed consolidated balance sheets. During the three month period ended June 30, 2015 as a result of a loss before taxes of $(325,000), $105,000 was recorded as an income tax reduction and our deferred tax assets were increased by $90,000 to $4,077,000.  During the six month period ended June 30, 2015 as a result of income (before taxes) for the period of $2,016,000, $706,000 was recorded as income tax expense and the deferred tax assets were reduced by $666,000 to $4,077,000.  To the extent that the Company has taxable income in the future, it will report income tax expense and such expense attributable to federal income taxes will reduce the deferred tax assets reflected on the accompanying condensed consolidated balance sheets.  Management will continue to evaluate the recoverability of the Company’s NOLs and adjust the deferred tax assets accordingly.  Utilization of NOLs can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.  There was no change in the allowance against the deferred tax assets since December 31, 2014.

NOTE F – EARNINGS (LOSS) PER SHARE

Basic Earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. Potential shares of 3,605,000 and 3,720,000 at June 30, 2015 and June 30, 2014, respectively, consisted of options and warrants.  Computations of basic and diluted weighted average common shares outstanding are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,

	2015	2014	2015	2014

Weighted-average common shares outstanding – basic	23,761,420	25,629,473	23,439,468	25,484,978
Dilutive effect of options and warrants	1,244,861	2,059,677	—	2,011,254
Weighted-average common shares outstanding – diluted	25,006,281	27,689,150	23,439,468	27,496,232
Options and warrants excluded from the computation of diluted income (loss) per share because the effect of inclusion would have been anti-dilutive	234,163	675,000	3,605,000	675,000

NOTE G – CASH AND CASH EQUIVALENTS

The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC").  At June 30, 2015, the Company maintained a cash balance of $16,129,000 in excess of FDIC limits.

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Cash and cash equivalents as of June 30, 2015 and December 31, 2014 are composed of:

	June 30, 2015	December 31, 2014

Cash	$3,116,000	$2,984,000
Money market fund	13,635,000	14,678,000
Total	$16,751,000	$17,662,000

NOTE H - MARKETABLE SECURITIES

Marketable securities are classified as available-for-sale and are recorded at fair market value.  Unrealized gains and losses are reported as other comprehensive income or loss.  Realized gains and losses are reclassified from other comprehensive income or loss to net income or loss in the period they are realized.  At June 30, 2015, the Company's marketable securities consisted of two corporate bonds (aggregate face value $1,000,000) with a 3.9% and 4.5% coupon and term of greater than three months when purchased.  The Company’s marketable securities mature in 2021 and it is not the intention of the Company to hold such securities until maturity.

NOTE I – OTHER INVESTMENTS

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

Since the Company owns less than 20% of the outstanding equity of Lifestreams and does not have significant influence or control, the Company’s investment in Lifestreams was recorded at cost.  The Notes all matured on March 31, 2015.  At June 30, 2015, Lifestreams remained in default of the Notes and had not completed any additional material financing. As a result, the Company has an impairment of $386,000 with respect to the investment which has a carrying value at June 30, 2015 of $190,000 compared with a carrying value at December 31, 2014 of $576,000.  The carrying value of $190,000 at June 30, 2015 reflects management’s estimate at June 30, 2015 of the fair value of the investment (see Note B).  The impairment of $386,000 is included in general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015.

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

NOTE J – COMMITMENTS AND CONTINGENCIES (continued)

Dovel & Luner, LLP provides legal services to the Company with respect to its patent litigation filed in September 2011 against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler (see Note L[3]).  The terms of the Company’s agreement with Dovel & Luner LLP essentially provides for legal fees on a full contingency basis ranging from 12.5% to 35% (with certain exceptions) of the net recovery (after deduction for expenses) depending on the stage of the preceding in which a result (settlement or judgment) is achieved.  For the three month period ended June 30, 2015 and June 30, 2014, the Company accrued aggregate contingent legal fees with respect to the litigation of $14,000 and $28,000, respectively, to Dovel & Luner, LLP.  For the six month period ended June 30, 2015 and June 30, 2014, the Company accrued aggregate contingent legal fees with respect to the litigation of $222,000 and $62,000, respectively, to Dovel & Luner, LLP.  The Company is responsible for a certain portion of the expenses incurred with respect to the litigation.

Dovel & Luner, LLP provided legal services to the Company with respect to the litigation settled in July 2010 against Cisco and several other major data networking equipment manufacturers (see Note L[4]).  The terms of the Company’s agreement with Dovel & Luner, LLP with respect to this litigation provided for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of 24% (based on the settlement being achieved at the trial stage).  As a result of the royalty payments payable quarterly by Cisco in accordance with the Company’s settlement and license agreement with Cisco, the Company has an obligation to pay Dovel & Luner, LLP (including local counsel) 24% of such royalties received.  During the three months ended June 30, 2015 and June 30, 2014, the Company incurred aggregate legal fees to Dovel & Luner, LLP of $359,000 and $1,178,000 respectively.  During the six months ended June 30, 2015 and June 30, 2014, the Company incurred aggregate legal fees to Dovel & Luner, LLP of $1,546,000 and $2,192,000, respectively, with respect to the aforementioned litigation.

With respect to the Company’s litigation against D-Link, which was settled in May 2007, the Company utilized the services of Blank Rome, LLP on a full contingency basis.  In accordance with the Company’s contingency fee agreement with Blank Rome LLP, once the Company recovered its expenses related to the litigation (which were recovered in the first quarter of 2013), the Company is obligated to pay legal fees to Blank Rome LLP equal to 25% of the royalty revenue received by the Company from its license agreement with D-Link for the life of the Remote Power Patent.  During the three month period ended June 30, 2015 and June 30, 2014, the Company accrued legal fees to Blank Rome LLP of $16,000 and $14,000, respectively.  During the six month period ended June 30, 2015 and June 30, 2014, the Company accrued legal fees to Blank Rome LLP of $29,000 and $28,000, respectively.

[2] Patent Acquisitions:

On February 28, 2013, the Company completed the acquisition of four patents (as well as a pending patent application) from Dr. Ingemar Cox (these patents together with subsequent related patent issuances comprise the Cox Patent Portfolio), a technology leader in digital watermarking content identification, digital rights management and related technologies, for a purchase price of $1,000,000 in cash and 403,226 shares of the Company’s common stock.  In addition, the Company is obligated

NOTE J – COMMITMENTS AND CONTINGENCIES (continued)

to pay Dr. Cox 12.5% of the net proceeds (after deduction of expenses) generated by the Company from licensing, sale or enforcement of the patents.  Since the acquisition of the patent portfolio from Dr. Cox, the Company has been issued five additional related patents by the U.S. Patent and Trademark Office (“USPTO”).  Professional fees and filing fees of $169,000 were capitalized as patent cost.

On May 21, 2013, the Company’s wholly-owned subsidiary, Mirror Worlds Technologies, LLC, acquired all of the patents previously owned by Mirror Worlds, LLC (which subsequently changed its name to Looking Glass LLC (“Looking Glass”)), consisting of nine issued United States patents and five pending applications covering foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system (these patents together with subsequent related patent issuances comprise the Mirror Worlds Patent Portfolio).  As consideration for the patent acquisition, the Company paid Looking Glass $3,000,000 in cash, and issued 5-year warrants to purchase an aggregate of 1,750,000 shares of the Company’s common stock (875,000 shares of common stock at an exercise price of $1.40 per share and 875,000 shares of common stock at an exercise price of $2.10 per share) (the “Looking Glass Warrants”).  On June 3, 2014, the Company repurchased the Looking Glass Warrants from Looking Glass at a cost of $505,000.

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

[3] Amended Patent Purchase Agreement:

In January 2005, the Company and Merlot Communications, Inc., the successor of which is BAXL Technologies, Inc. (the “Seller”), amended the Patent Purchase Agreement originally entered into in November 2003 (the "Amendment") pursuant to which the Company paid an additional purchase price of $500,000 to Seller for the restructuring of future contingent payments to Seller from the licensing or sale of the patents (including the Remote Power Patent and the QoS Patents).  The Amendment provided for future contingent payments by the Company to Seller of $1.0 million upon achievement of $25 million of Net Royalties (as defined) which payment was made in 2012, an additional $1.0 million contingent payment upon achievement of $50 million of Net Royalties (the “Second Contingent Payment”) and an additional $500,000 contingent payment upon achievement of $62.5 million of Net Royalties from the licensing or sale of the patents acquired from Seller.  On March 11, 2015, the Company entered into an agreement with a secured creditor of the Seller, who had all rights with respect to the Second Contingent Payment, pursuant to which the Company paid the secured creditor $900,000 in full satisfaction of the Second Contingent Payment of $1.0 million.

NOTE J – COMMITMENTS AND CONTINGENCIES (continued)

[4] Services Agreement:

Pursuant to a master services agreement, dated November 30, 2004 (the “Services Agreement”), between the Company and ThinkFire Services USA, Ltd. (“ThinkFire”), the Company was obligated to pay ThinkFire fees from royalty payments received from certain licensees of the Remote Power Patent over the term of the licenses in consideration for services performed on behalf of the Company.  During the years ended December 31, 2014 and December 31, 2013, the Company incurred fees to ThinkFire of $105,000 and $104,000, respectively.  On February 10, 2015, the Company entered into an agreement with ThinkFire pursuant to which the Services Agreement was terminated with no further obligations in consideration of the Company’s payment of $285,000 to ThinkFire ($261,000 of such payment has been included as general and administrative expenses for the six months ended June 30, 2015 and the balance of $24,000 was accrued as an expense for the year ended December 31, 2014).

[5] Lease Agreements:

The Company currently leases office space in New York, New York at a cost of $3,600 per month pursuant to a lease expiring on November 30, 2015.

The Company entered into a four-year lease agreement commencing July 18, 2011 to rent office space, consisting of approximately 2,400 square feet, for offices in New Canaan, Connecticut.  The Company paid a base rent of $7,000 per month which is subject to annual adjustments to reflect increases in real estate taxes and operating expenses.  Effective August 1, 2015, the Company entered into an agreement to extend the lease for a four year period (expiring September 30, 2019) at a base rent of $7,000 per month for the first year (increasing $100 per month each year), which is subject to annual adjustments to reflect increases in real estate taxes and operating expenses.

Mirror Worlds Technologies, LLC, the Company’s wholly-owned subsidiary, leases office space in Tyler, Texas with a base monthly rent of $620, which expires in April 2016.

NOTE K - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

[1] On November 1, 2012, the Company entered into an employment agreement (the “Agreement”) with its Chairman and Chief Executive Officer for a one year term (which was automatically extended for two successive one year periods unless terminated by the Company) at an annual base salary of $415,000.  The Agreement established an annual target bonus of $150,000 for the Chairman and Chief Executive Officer based on performance criteria to be established on an annual basis by the Board of Directors (or compensation committee).  For the year ended December 31, 2014, the Chairman and Chief Executive Officer received an annual cash bonus of $200,000.  In connection with the Agreement, the Chairman and Chief Executive Officer was issued a ten-year option to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.19 per share, which vests in equal quarterly amounts of 41,667 shares beginning November 1, 2012 through August 31, 2015, subject to acceleration upon a change of control.  The Chairman and Chief

NOTE K - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS (continued)

Executive Officer shall forfeit the balance of unvested shares if his employment has been terminated “For Cause” (as defined) by the Company or by him without "Good Reason" (as defined).  Under the terms of the Agreement, the Chairman and Chief Executive Officer also receives incentive compensation in an amount equal to 5% of the Company’s gross royalties or other payments or proceeds (without deduction of legal fees or any other expenses) with respect to its Remote Power Patent and a 10% net interest (gross royalties and other payments or proceeds after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company’s royalties and other payments with respect to its other patents (including the Mirror Worlds Patent Portfolio and the Cox Patent Portfolio) besides the Remote Power Patent (the “Incentive Compensation”).  During the three months ended June 30, 2015 and June 30, 2014, the Chairman and Chief Executive Officer earned Incentive Compensation of $87,000 and $257,000, respectively, which amounts are included in accrued expenses.  During the six months ended June 30, 2015 and June 30, 2014, the Chairman and Chief Executive Officer earned Incentive Compensation of $369,000 and $481,000, respectively, which amounts are included in accrued expenses.

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

[2]   On April 9, 2014, the Company’s Chief Financial Officer entered into an offer letter with the Company pursuant to which he continues to serve, on an at-will basis, at an annual base salary of $157,500 and is eligible to receive incentive or bonus compensation on an annual basis in the discretion of the Company’s Compensation Committee.  The Chief Financial Officer received an annual bonus of $30,000 for the year ended December 31, 2014.  In connection with the offer letter, the Chief Financial Officer was issued under the Company’s 2013 Stock Incentive Plan a 5-year stock option to purchase 50,000 shares of the common stock, at an exercise price of $1.65 per share, which option vests in two equal amounts (25,000 shares each) on each of December 31, 2014 and

NOTE K - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS (continued)

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

In December 2014, Google filed four petitions to institute Inter Partes Review at the USPTO pertaining to patents within the Cox Patent Portfolio asserted in the litigation filed in April 2014 as described above.  Google in each of the four Inter Partes Review petitions seeks to invalidate certain claims of the Company’s patents at issue within the Cox Patent Portfolio.  On June 23, 2015, the Patent Trial and Appeal Board (“PTAB”) of the USPTO issued an order instituting for trial each of the four petitions for Inter Partes Review.  As a result of instituting for trial the four petitions for Inter Partes Review, the above referenced litigation commenced by the Company in April 2014 against Google and YouTube was stayed on July 2, 2015 until decisions are rendered by the PTAB following trial with respect to the Inter Partes Review proceedings.

On April 13, 2015, Google filed a Petition for Covered Business Method Review (CBM) at the PTAB seeking to invalidate claims pertaining to the Company’s U.S. Patent No. 8,904,464, the patent asserted in our litigation against Google and YouTube filed on December 3, 2014 as referenced above.  The PTAB has not yet made a decision as to whether the CBM Petition will be instituted (and proceed to trial) or denied.  The above referenced litigation commenced by the Company in December 2014 against Google and YouTube was stayed on July 2, 2015 pending a decision of the PTAB on whether or not to institute the CBM Petition.

[2]  On May 23, 2013, the Company’s wholly-owned subsidiary, Mirror Worlds Technologies, LLC, initiated patent litigation in the United States District Court for the Eastern District of Texas, Tyler Division, against Apple Inc., Microsoft, Inc., Hewlett-Packard Company, Lenovo Group Ltd., Lenovo (United States), Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics America, Inc. and Samsung Telecommunications America L.L.C., for infringement of U.S.  Patent No. 6,006,227 (the “227 Patent”) (one of the patents the Company acquired as part of the acquisition of the Mirror Worlds Patent Portfolio – see Note J[2]).  The Company seeks, among other things, monetary damages based upon reasonable royalties.  The lawsuit alleges that the defendants have infringed and continue to infringe the claims of the ‘227 Patent by making, selling, offering to sell and using infringing products including Mac OS and Windows operating systems and personal computers and tablets that include versions of those operating systems, and by encouraging others to make, sell, and use these products.  In September 2013 and October 2013, the defendants filed their answers to the Company’s complaint. Defendants Apple Inc. and Microsoft, Inc. also filed counterclaims for a declaratory judgment of non infringement and invalidity of the ‘227 Patent.  In December 2013, the litigation was severed into two consolidated actions, Mirror Worlds v Apple, et. al. and Mirror Worlds v. Microsoft, et. al.  On July 7, 2015, the Court denied

NOTE L – LEGAL PROCEEDINGS  (continued)

(i) a motion to dismiss by Apple based upon the Kessler doctrine (claiming that Mirror Worlds Technologies, LLC was precluded from initiating patent litigation against Apple because of an earlier case brought by the previous owner of the Mirror Worlds patent portfolio against Apple) and (ii) a motion to dismiss by Microsoft, Apple and other defendants based on Section 101 of the U.S. Patent Act (claiming the ‘227 Patent was invalid for covering subject matter not patentable under Section 101 of the U.S. Patent Act).

[3]  In September 2011, the Company initiated patent litigation against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of its Remote Power Patent.  Named as defendants in the lawsuit, excluding related parties, were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inc., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transitions Networks, Inc.  Network-1 seeks monetary damages based upon reasonable royalties.  During the year ended December 31, 2012, the Company reached settlement agreements with defendants Motorola Solutions, Inc. ("Motorola"), Transition Networks, Inc. ("Transition Networks") and GarretCom, Inc. (“GarretCom”).  In February 2013, the Company reached settlement agreements with Allied Telesis, Inc. (“Allied Telesis”) and NEC Corporation (“NEC”).  As part of the settlements, Motorola, Transition Networks, GarretCom, Allied Telesis and NEC each entered into a non-exclusive license agreement for the Company’s Remote Power Patent pursuant to which each such defendant agreed to license the Remote Power Patent for its full term (which expires in March 2020) and pay a license initiation fee and quarterly or annual royalties based on their sales of PoE products.  In March 2015 and July 2015, the Company reached settlement agreements with Samsung Electronics Co., Ltd. (“Samsung”), Huawei Technologies Co., Ltd. (“Huawei”) and ShoreTel Inc. (“ShoreTel”).  Samsung and Huawei each received a non-exclusive fully-paid license for the Remote Power Patent for the remaining life of the Remote Power Patent.  ShoreTel entered into a non-exclusive license agreement for the Remote Power Patent for its full term and paid a license initiation fee and is obligated to pay quarterly royalties based upon its sales of PoE products.  Aggregate payments of $1,350,000 received by us from licenses relating to settlements entered into after June 30, 2015 will be recorded as revenue for the quarter ended September 30, 2015.

 [4]  In July 2010, the Company settled its patent litigation pending in the United States District Court for the Eastern District of Texas, Tyler Division, against Adtran, Inc, Cisco Systems, Inc. and Cisco-Linksys, LLC, (collectively, “Cisco”), Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., and 3Com Corporation, Inc.  As part of the settlement, Adtran, Cisco, Enterasys, Extreme Networks and Foundry Networks each entered into a settlement agreement with the Company and entered into non-exclusive licenses for the Company’s Remote Power Patent (the “Licensed Defendants”).  Under the terms of the licenses, the Licensed Defendants paid the Company upon settlement approximately $32 million and also agreed to license the Remote Power Patent for its full term, which expires in March 2020.  In accordance with the Settlement and License Agreement, dated May 25, 2011, Cisco is obliged to pay the Company royalties (which began in the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent.  The royalty payments are subject to certain conditions including the continued validity of the Company’s Remote Power Patent, and the actual royalty amounts received may be less than the caps stated above, as was the case in 2013 and 2012. Under the terms of the Agreement, if the Company grants other licenses with lower royalty rates to third parties (as defined in the Agreement), Cisco shall be entitled to the benefit of the lower royalty rates provided it agrees to the material terms of such other license.  Under the terms of the Agreement, the

NOTE L – LEGAL PROCEEDINGS  (continued)

Company has certain obligations to Cisco and if it materially breaches such terms, Cisco will be entitled to stop paying royalties to the Company.  This would have a material adverse effect on the Company’s business, financial condition and results of operations as the Company’s entire current revenue stream is dependent upon the continued validity of its Remote Power Patent.

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

[6]  Avaya Inc., Dell Inc., Sony Corporation of America and Hewlett Packard Co. were petitioners in three Inter Partes Review proceedings (which were joined together) (the “IPR Proceeding”) at the USPTO before the  PTAB involving the Company’s Remote Power Patent. Petitioners in the IPR Proceeding sought to invalidate certain claims of the Remote Power as unpatentable.  On May 22, 2014, the Patent Board issued its Final Written Decision in the Company’s favor rejecting a challenge to the patentability of the Company’s Remote Power Patent.  On July 24, 2014, the Petitioners in the IPR Proceeding each filed a Notice of Appeal of the Patent Board’s decision to the United States Court of Appeals for the Federal Circuit.  On August 10, 2015, the United States Court of Appeals for the Federal Circuit affirmed the decision of the PTAB in the Company’s favor rejecting a challenge to the patentability of the Company’s Remote Power Patent.

[7]  On February 16, 2015, Sony Corporation of America filed with the USPTO a Petition for a Covered Business Method Review (CBM) and a request for ex parte reexamination seeking to invalidate certain claims of the Company’s Remote Power Patent.   On April 3, 2015, the USPTO issued an order granting Sony’s request for an ex parte reexamination of the Remote Power Patent.  If certain of the challenged claims in the ex parte reexamination of our Remote Power Patent are ultimately determined to be invalid by the USPTO (and such decision is not reversed by the United States Court of Appeals for the Federal Circuit), such a determination would have a material adverse effect on our business, financial condition and results of operations as our entire current revenue stream is dependent upon the continued validity of certain claims of our Remote Power Patent.  On July 1, 2015, the USPTO issued a decision in the Company’s favor denying institution of the CBM Petition and rejecting Sony’s challenge to the patentability of the Company’s Remote Power Patent.

NOTE M – STOCK REPURCHASE

On August 22, 2011, the Company announced that its Board of Directors approved a share repurchase program to repurchase up to $2,000,000 of shares of its common stock over the next 12 months ("Share Repurchase Program").  On June 17, 2015, the Board of Directors authorized its fifth increase to the Share Repurchase Program authorizing the repurchase of up to an additional $2.0 million of shares of common stock over the subsequent 12 month period (for a total of up to $14 million since inception of the program in August 2011).  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion.  The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors.  The Share Repurchase Program may be increased, suspended or discontinued at any time.  Since inception of the Share Repurchase Program

NOTE M – STOCK REPURCHASE (continued)

through June 30, 2015, the Company has repurchased an aggregate of 6,782,268 shares of its common stock at an average price per share of $1.64 or an aggregate cost of $11,131,253 (exclusive of commissions).  During the three month period ended June 30, 2015, the Company repurchased 254,600 shares of its common stock at an average price per share of $2.00 or an aggregate cost of $508,796 (exclusive of commissions).  During the six month period ended June 30, 2015, the Company repurchased 1,083,200 shares of its common stock at an average price per share of $2.19 or an aggregate cost of $2,374,146 (exclusive of commissions).  All such repurchased shares have been cancelled.

NOTE N – CISCO ROYALTY AUDIT AND CONCENTRATION

In late December 2013, the Company exercised its right to audit the royalties paid to it by Cisco for the years 2012 and 2013 (the “Audit Period”) in accordance with its May 2011 license agreement with Cisco Systems, Inc. (“Cisco”).  As a result of the audit, Cisco agreed to pay the Company additional royalty payments pursuant to the May 2011 license agreement of $3,281,000 for the Audit Period and other periods covered by the license agreement which was recorded as royalty revenue in the three month period ended June 30, 2014, at the time the Company completed the audit and additional royalty payments were agreed to by the parties.

Cisco constituted approximately 84 % and 92% of the Company’s revenue, respectively, for the six month periods ended June 30, 2015 and June 30, 2014.  Revenue from Cisco constituted approximately 79% and 92% of the Company’s revenue, respectively, for the three months periods ended June 30, 2015 and June 30, 2014.  At June 30, 2015 and December 31, 2014, the royalty receivable from Cisco constituted approximately 75% and 74% of the Company’s royalty receivables, respectively.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WHICH ARE STATEMENTS THAT INCLUDE INFORMATION BASED UPON BELIEF OF OUR MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION AVAILABLE TO MANAGEMENT. STATEMENTS CONTAINING TERMS SUCH AS “BELIEVES”, “EXPECTS”, “ANTICIPATES”, “INTENDS” OR SIMILAR WORDS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS.  ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED ON PAGES 14-25 OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2014 AND ON PAGE 31 OF OUR QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 5, 2015 AND MAY 14, 2015, RESPECTIVELY.

OVERVIEW

Our principal business is the development, licensing and protection of our intellectual property assets.  We presently own twenty-four (24) patents including (i) our Remote Power Patent covering the delivery of power over Ethernet cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) our Mirror Worlds Patent Portfolio relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) our Cox Patent Portfolio relating to enabling technology for identifying media content on the Internet and taking further action to be performed based on such identification; and (iv) our QoS Patents covering systems and methods for the transmission of audio, video and data in order to achieve high quality of service (QoS) over computer and telephony networks.  In addition, we continually review opportunities to acquire or license additional intellectual property.

We have been actively engaged in the licensing of our Remote Power Patent (U.S. Patent No. 6,218,930).  We have entered into nineteen (19) license agreements with respect to our Remote Power Patent which, among others, include license agreements with Cisco Systems, Inc., Extreme Networks, Inc., Netgear, Inc., Microsemi Corporation, Motorola Solutions, Inc., NEC Corporation and Samsung Electronics Co., Ltd. and several other major data networking equipment manufacturers.  Our current strategy includes continuing our licensing efforts with respect to our Remote Power Patent and our efforts to monetize the two patent portfolios (the Cox Patent Portfolio and the Mirror Worlds Patent Portfolio) we acquired in 2013.  In addition, we continue to seek to acquire additional intellectual property assets to develop, commercialize, license or otherwise monetize such intellectual property.  Our strategy includes working with inventors and patent owners to assist in the development and monetization of their patented technologies.  We may also enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.  Our acquisition strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as we have achieved with respect to our Remote Power Patent.  Our Remote Power Patent generated licensing revenue in excess of $78,000,000 from May 2007 through June 30, 2015.

On February 28, 2013, as part of our acquisition strategy, we acquired from Dr. Ingemar Cox, a technology leader in digital watermarking content identification, digital rights management and related technologies, four patents (as well as a pending patent application) (these patents together with subsequent related patent issuances comprise our Cox Patent Portfolio) for a purchase price of $1,000,000 in cash and 403,226 shares of our common stock.  In addition, we are obligated to pay Dr. Cox 12.5% of the net proceeds generated by us from licensing, sale or enforcement of the patents (see Note J[2] to our financial statements included in this quarterly report).  In 2014, we were issued three additional patents (U.S. Patent No. 8,640,179, U.S. Patent No. 8,656,441 and U.S. Patent No. 8,782,726) by the U.S. Patent and Trademark Office (“USPTO”) which are part of our Cox Patent Portfolio.

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

The validity of our Remote Power Patent and certain patents within our Mirror Worlds Patent Portfolio and Cox Patent Portfolio are currently being challenged in patent infringement litigation pending in the courts and proceedings at the USPTO (see “Legal Proceedings” on pages 31-35 of this quarterly report and below).  If certain claims of our Remote Power Patent are ultimately determined to be invalid, such a determination would have a material adverse effect on our business, financial condition and results of operations as our entire current revenue stream is dependent upon the continued validity of certain claims of our Remote Power Patent.  If certain of our patents within our Mirror Worlds Patent Portfolio or Cox Patent Portfolio are ultimately determined to be invalid, such a determination could have a material adverse effect on our ability to grow our revenue and profits in the future.

On May 22, 2013, through our wholly-owned subsidiary, Mirror Worlds Technologies, LLC, we initiated patent litigation against Apple Inc., Microsoft, Inc., Hewlett-Packard Company, Lenovo Group Ltd., Lenovo (United States), Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics America, Inc. and Samsung Telecommunications America L.L.C., in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of U.S. Patent No. 6,006,227 (part of the Mirror Worlds Patent Portfolio we acquired) (see “Legal Proceedings” at pages 32 and 33 hereof .

On April 4, 2014 and December 3, 2014, we initiated litigation against Google Inc. and YouTube, LLC in the United States District Court for the Southern District of New York for infringement of several of our patents within the Cox Patent Portfolio relating to the identification of media content on the Internet.  The lawsuits allege that Google and YouTube have infringed and continue to infringe certain of our patents by making, using, selling and offering to sell unlicensed systems and related products and services, which include YouTube’s Content ID system.  On June 23, 2015, the Patent Trial and Appeal Board (“PTAB”) of the  USPTO issued an order instituting for trial each of four Inter Partes Review petitions filed with the PTAB seeking to invalidate certain claims of our patents at issue in our litigation against Google and YouTube.  (see “Legal Proceedings” at pages 31-32 hereof).

In September 2011, we initiated patent litigation against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  We have since settled the litigation against eight of the defendants (see “Legal Proceedings” at page 34 hereof and Note L[3] to our financial statements included in this quarterly report).

As a result of a settlement in July 2010 of patent litigation we had initiated against Cisco Systems, Inc. and Cisco-Linksys, LLC (collectively “Cisco”), we entered into non-exclusive licenses for our Remote Power Patent with Cisco and the other defendants.  For the six months ended June 30, 2015 and June 30, 2014, our royalty revenue from Cisco constituted 84% and 92% of our revenue, respectively.  For the three month period ended June 30, 2015 and June 30, 2014, our royalty revenue from Cisco constituted 79% and 92% of our revenue, respectively (See Note N to our financial statements included in this quarterly report).  It is anticipated that one or a few of our licensees will continue to constitute a significant portion of our revenue in the forseeable future.  In accordance with our Settlement and License Agreement, dated May 25, 2011, Cisco is obligated to pay us royalties (which began in the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent (March 2020).  The royalty payments are subject to certain conditions including the continued validity of certain claims of our Remote Power Patent, and the actual royalty amounts received may be less than the caps stated above, as was the case in 2013 and 2012.  Due to our annual royalty rate structure with Cisco which includes declining rates as the volume of PoE product sales increase during the year, royalties from Cisco are anticipated to be highest in the first quarter of the calendar year and decline for each of the remaining calendar quarters of the year.  However, in 2014 we had greater royalty revenue from Cisco in the second quarter as compared to the first quarter because we recorded additional royalty revenue from Cisco in the second quarter as a result of our audit of Cisco completed in 2014 for the years ended December 31, 2013 and December 31, 2012 (see below and Note N to our financial statements included in this quarterly report).

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

Avaya Inc., Dell Inc., Sony Corporation of America and Hewlett Packard Co. were petitioners in three Inter Partes Review proceedings (which were joined together) (the “IPR Proceeding”) at the USPTO before the PTAB (see “Legal Proceedings” at pages 34 and 35 of this quarterly report).  On May 22, 2014, the PTAB issued its Final Written Decision in our favor rejecting a challenge to the patentability of our Remote Power Patent.  On July 24, 2014, the petitioners in the IPR Proceeding each filed a Notice of Appeal of the PTAB’s decision to the United States Court of Appeals for the Federal Circuit.  On August 10, 2015, the United States Court of Appeals for the Federal Circuit affirmed the decision of the PTAB in our favor rejecting a challenge to the patentability of our Remote Power Patent.

On February 16, 2015, Sony Corporation of America filed a Petition for Covered Business Method Review (CBM) and a request for an ex parte reexamination with the USPTO seeking to invalidate certain claims of our Remote Power Patent.  On April 3, 2015, the USPTO issued an order granting Sony’s request for an ex parte reexamination.  If certain of the challenged claims in the ex parte reexamination of our Remote Power Patent are ultimately determined to be invalid by the USPTO (and such decision is not reversed by the United States Court of Appeals for the Federal Circuit), such a determination would have a material adverse effect on our business, financial condition and results of operations as our entire current revenue stream is dependent upon the continued validity of certain claims of our Remote Power Patent.  On July 1, 2015, the PTAB of the USPTO issued a decision in our favor denying institution of the CBM Petition and  rejected Sony’s challenge to the patentability of our Remote Power Patent.

At June 30, 2015, we had an impairment of $386,000 with respect to our investment in Lifestreams Technologies Corporation (See Note B and Note I to our financial statements included in this quarterly report) which has been included in general and administrative expenses in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2015.  Our investment in Lifestreams Technologies Corporation has a carrying value at June 30, 2015 of $190,000 as compared to a carrying value of $576,000 at December 31, 2014.  The carrying value of the investment was initially measured at cost and has been written down to fair value of $190,000 as of June 30, 2015 to reflects management’s assessment of the fair value of the investment.  The impairment of $386,000 reflects a write-down of the full amount of our equity investment ($196,000) and 50% ($190,000) of our secured convertible note investment.  There can be no assurance that we will be able to realize the fair value of the investment.

At June 30, 2015, we had net operating loss carryforwards (NOLs) totaling approximately $23,329,000 expiring through 2029, with a future tax benefit of approximately $8,165,000.  At June 30, 2015 and December 31, 2014, $4,077,000 and $4,743,000, respectively, was recorded as deferred tax assets on our balance sheet.  During the three month period ended June 30, 2015 as a result of a loss before taxes of $(325,000), $105,000 was recorded as an income tax reduction and our deferred assets were increased by $90,000 to $4,077,000. During the six months ended June 30, 2015, as a result of income (before taxes) for the period of $2,016,000, $706,000 was recorded as income tax expense and the deferred tax assets were reduced by $666,000 to $4,077,000. To the extent that we have taxable income in the future, we will report income tax expense and such expense attributable to federal income taxes will reduce the deferred tax assets reflected on our balance sheet.  Management will continue to evaluate the recoverability of our NOLs and adjust the deferred tax assets accordingly.  Utilization of NOLs can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 Compared To Three Months Ended June 30, 2014

Revenue.  We had revenue of $1,747,000 for the three months ended June 30, 2015 as compared to revenue of $5,166,000 for the three months ended June 30, 2014, which was related to the receipt of royalties pursuant to license agreements for our Remote Power Patent.  The decrease in revenue of $3,419,000 for the three months ended June 30, 2015 was primarily due to $3,281,000 of additional royalty payments from Cisco for the three months ended June 30, 2014 as a result of our audit of Cisco (see Note N to our financial statements included in this quarterly report).  Exclusive of the additional royalty revenue from the Cisco audit for three months ended June 30, 2014, revenue decreased $138,000 or 7.3% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Cost of Revenue.  We had a cost of revenue of $478,000 and $1,506,000 for the three months ended June 30, 2015 and June 30, 2014, respectively.  Included in the cost of revenue for the three months ended June 30, 2015 were contingent legal fees of $390,000 payable to our patent litigation counsel (see Note J[1] to our financial statements included in this quarterly report) and $87,000 of incentive (royalty bonus) compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note K[1] to our financial statements included in this quarterly report).  Included in the cost of revenue for the three months ended June 30, 2014 were contingent legal fees of $1,221,000 payable to our patent litigation counsel and $257,000 of incentive (royalty bonus) compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.

Gross Profit.  The gross profit for the three months ended June 30, 2015 was $1,269,000 as compared to $3,660,000 for the three months ended June 30, 2014.  The decreased gross profit of $2,391,000 or 65% for the three months ended June 30, 2015 was primarily due to decreased royalty revenue of $3,419,000 for the three months ended June 30, 2015 attributable to revenue from the Cisco audit for the three months ended June 30, 2014.

Operating Expenses.  Operating expenses for the three months ended June 30, 2015 were $1,606,000 as compared to $1,159,000 for the three month period ended June 30, 2014.  General and administrative expenses include, among other expenses, overhead expenses, and finance, accounting, legal and other professional services incurred by us.  General and administrative expenses increased by $504,000 from $615,000 for the three months ended June 30, 2014 to $1,119,000 for the three months ended June 30, 2015, due primarily to an impairment of $386,000 of our investment in Lifestreams for the three months ended June 30, 2015 (see Note I and Note B to our financial statements included in this quarterly report) and increased legal costs from litigation.  Amortization of patents was $413,000 for the three months ended June 30, 2015 as compared to $409,000 for the three months ended June 30, 2014.  Stock-based compensation related to the issuance of stock options was $74,000 for the three months ended June 30, 2015 as compared to $135,000 for the three months ended June 30, 2014.

Interest Income.  Interest income for the three months ended June 30, 2015 and June 30, 2014 was $12,000.

Operating Income (Loss). We had an operating loss of $(337,000) for the three months ended June 30, 2015 compared with an operating income of $2,501,000 for the three months ended June 30, 2014.  The decreased operating income of $2,838,000 for the three months ended June 30, 2015 was primarily due to decreased revenue of $3,419,000 largely attributable to additional revenue of $3,281,000 from the Cisco audit for the three months ended June 30, 2014 and the impairment of $386,000 of our investment in Lifestreams for the three months ended June 30, 2015.

Income Taxes (Benefit).  Benefits for federal, state and local income taxes of $(105,000) and $912,000 were recorded for the three months ended June 30, 2015 and June 30, 2014, respectively.

Deferred Tax Benefit/NOLs.  At June 30, 2015, we had net operating loss carryforwards (NOLs) totaling approximately $23,329,000 expiring through 2029, with a future tax benefit of approximately $8,165,000.  At June 30, 2015 and June 30, 2014, $4,077,000 and $4,093,000, respectively, has been recorded as deferred tax assets on our balance sheet.  During the three month period ended June 30, 2015 as a result of a loss before taxes of $(325,000), $105,000 was recorded as an income tax reduction and our deferred tax assets were increased by $90,000 to $4,077,000.

Net Income.  As a result of the foregoing, we realized a net loss of $(220,000) or $(0.01) per share (basic and diluted) for the three months ended June 30, 2015 compared with net income of $1,601,000 or $0.06 per share (basic and diluted) for the three months ended June 30, 2014.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2015 Compared To Six Months Ended June 30, 2014

Revenue.  We had revenue of $7,374,000 for the six months ended June 30, 2015 as compared to revenue of $9,657,000 for the six months ended June 30, 2014, which was related to the receipt of royalties pursuant to license agreements for our Remote Power Patent.  The decrease in revenue of $2,283,000 or 24% for the six months ended June 30, 2015 was attributable to $3,281,000 of additional royalty payments from Cisco for the six months ended June 30, 2014 as a result of our audit of Cisco (see Note N to our financial statements included in this quarterly report).  Exclusive of the additional royalty revenue from the Cisco audit for the six months ended June 30, 2014, revenue increased $998,000 or 16% for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

Cost of Revenue.  We had a cost of revenue of $2,167,000 and $2,820,000 for the six months ended June 30, 2015 and June 30, 2014, respectively.  Included in the cost of revenue for the six months ended June 30, 2015 were contingent legal fees of $1,798,000 payable to our patent litigation counsel (See Note J[1] to our financial statements included in this quarterly report) and $368,000 of incentive (royalty bonus) compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note K[1] to our financial statements included in this quarterly report).  Included in the cost of revenue for the six months ended June 30, 2014 were contingent legal fees of $2,283,000 payable to our patent litigation counsel and $481,000 of incentive (royalty bonus) compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.

Gross Profit.  The gross profit for the six months ended June 30, 2015 was $5,207,000 as compared to $6,837,000 for the six months ended June 30, 2014.  The decreased gross profit of $1,630,000 or 24% for the six months ended June 30, 2015 was primarily due to additional revenue from the Cisco audit of $3,281,000 for the six months ended June 30, 2014 (see Note N to our financial statements included in this quarterly report).

Operating Expenses.  Operating Expenses for the six month period ended June 30, 2015 were $3,224,000 as compared to $2,193,000 for the six month period ended June 30, 2014.  General and administrative expenses include, among other expenses, overhead expenses and finance, accounting, legal and other professional services incurred by us.  General and administrative expenses increased by $1,011,000 from $1,213,000 for the six months ended June 30, 2014 to $2,224,000 for the six months ended June 30, 2015 due primarily to an impairment of $386,000 of our investment in Lifestreams (See Note I to our financial Statements in this quarterly report), a payment of $261,000 relating to termination of our services agreement with ThinkFire (see Note J(4)) and increased legal costs related to litigation.  Amortization of patents was $826,000 for the six months ended June 30, 2015 as compared to $818,000 for the six months ended June 30, 2014.  Stock-based compensation expense related to the issuance of stock options was $174,000 for the six months ended June 30, 2015 as compared to $162,000 for the six months ended June 30, 2014.

Interest Income.  Interest income for the six months ended June 30, 2015 was $33,000 as compared to interest income of $21,000 for the six months ended June 30, 2014.

Operating Income. We had an operating income of $1,983,000 for the six months ended June 30, 2015 compared with operating income of $4,644,000 for the six months ended June 30, 2014.  The decrease in operating income of $2,661,000 was primarily due to additional revenue as a result of the Cisco audit for the six months ended June 30, 2014 (see Note N to our financial statements included in this quarterly report).

Income Taxes (Benefit).  Benefits for federal, state and local income taxes of $706,000 and $1,668,000 were recorded for the six months ended June 30, 2015 and June 30, 2014, respectively.

Deferred Tax Benefit/NOLs. At June 30, 2015, we had net operating loss  carryforwards (NOLs) totaling approximately $23,329,000 expiring through 2029, with a future tax benefit of approximately $8,165,000.  At June 30, 2015 and June 30, 2014, $4,077,000 and $4,093,000 and were recorded as deferred tax assets on our balance sheet.  During the six month period ended June 30, 2015 as a result of income before taxes of $2,016,000, $706,000 was recorded as income tax expense and our deferred tax assets were reduced by $666,000 to $4,077,000.

Net Income.  As a result of the foregoing, we realized net income of $1,310,000 or $0.06 per share (basic) and $0.05 per share (diluted) for the six months ended June 30, 2015 compared with net income of $2,997,000 or $0.12 per share (basic) and $0.11 per share (diluted) for the six months ended June 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from royalty revenue from licensing our Remote Power Patent.  At June 30, 2015, our principal sources of liquidity consisted of cash and cash equivalents of $16,751,000, marketable securities of $1,067,000 and working capital of $18,939,000.  We believe based on our current cash position and projected licensing revenue from our existing license agreements that we will have sufficient cash to fund our operations for the foreseeable future, although this may not be the case.

Working capital increased by $918,000 to $18,939,000 at June 30, 2015 as compared to working capital of $18,021,000 at December 31, 2014.  The increase in working capital was primarily due to reduced accounts payable and accrued expenses of $1,325,000 and an increase in royalty receivables of $592,000, partially offset by decreased cash and cash equivalents of $911,000.

Net cash provided by operating activities for the six months ended June 30, 2015 decreased by $796,000 to $1,521,000 compared to net cash provided by operating activities of $2,317,000 for the six months ended June 30, 2014.  The decrease in net cash provided by operating activities for the six months ended June 30, 2015 was primarily due to reduced revenue for the period.

The net cash used in investing activities for the six months ended June 30, 2015 was $35,000 for additional patent costs.

Net cash used in financing activities for the six months ended June 30, 2015 was $2,397,000, which related to our repurchase of common stock as part of our share repurchase program.

We maintain our cash primarily in money market accounts.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

We do not have any long-term debt, capital lease obligations, operating lease obligations (except as disclosed in Note J[5] to our financial statements included in this quarterly report), purchase obligations or other long-term liabilities to our condensed consolidated financial statements included in this quarterly report.

CRITICAL ACCOUNTING POLICIES

The Company’s discussion and analysis of its financial condition, results of operations, and cash flow are based on the Company’s unaudited condensed consolidated financial statements which have been prepared in accordance with U.S. GAAP.  The preparation of the financial statements included in this quarterly report on Form 10-Q requires us to make estimates and judgments that affect the reported amounts of assets, fair value of investments, liabilities, revenues and expenses, and related disclosure of contingent liabilities.  On an on-going basis, the Company evaluates these estimates, including those related to intangible assets, deferred income taxes, income taxes payable, valuation of other investments and contingencies and litigation. Additionally, the Company uses assumptions and estimates in calculations to determine stock-based compensation and the valuation of warrants.  The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  For a comprehensive list of our critical accounting policies please see Note B of our financial statements included in this quarterly report.

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

(b)  Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2014, Google filed four petitions to institute Inter Partes Review proceedings at the PTAB of the USPTO pertaining to certain patents within our Cox Patent Portfolio asserted in the litigation filed in April 2014 as described above.  In each of the four Inter Partes Review petitions, Google seeks to invalidate certain claims of our patents within the Cox Patent Portfolio which have been asserted in our litigation against Google and YouTube.  On June 23, 2015, the PTAB issued an order instituting each of the four Inter Partes Review petitions for trial.  As a result of instituting for trial the petitions for Inter Partes Review, the above referenced litigation that we commenced in April 2014 against Google and YouTube was stayed  on July 2, 2015 until decisions are rendered by the PTAB following trial with respect to Inter Partes Review proceedings.

On April 13, 2015, Google filed a Petition for Covered Business Method Review (CBM) at the PTAB seeking to invalidate claims pertaining to our U.S. Patent No. 8,904,464, the patent asserted in our litigation against Google and YouTube filed on December 3, 2014 as referenced above.  On July 20, 2015, we filed a Patent Owner’s Preliminary Responses to Google’s CBM Petition.  The PTAB has not yet made a decision as to whether the CBM Petition will be instituted (and proceed to trial) or denied.  The above referenced litigation that we commenced in December 2014 against Google and YouTube was stayed on July 2, 2015 pending a decision by the PTAB on whether or not to institute the CBM Petition.

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

A Markman hearing (a hearing in which the Court interprets and rules on the scope and meaning of disputed patent claim language regarding the patent at issue) for the two consolidated actions was held on November 13, 2014.  On January 14, 2015, the Court issued its claim construction order.  The Court ruled on the meaning of seven disputed claim terms, adopted our proposed construction for four of the disputed claims, provided its own construction for two claim terms and adopted defendants’ proposed construction for one claim term.  On December 8, 2014, Apple Inc. filed a motion for summary judgment asserting that our infringement claims are barred under the Kessler doctrine, asserting among other things, that the accused Apple products are “essentially the same” as products that were adjudged not to infringe the ‘227 patent in a prior legal proceeding by the prior owner of the Mirror Worlds patent portfolio against Apple(described below).  On January 29, 2015, we filed a cross-motion for partial summary judgment that the Kessler doctrine does not apply to this case as a matter of law.  On January 23, 2015, defendant Microsoft and certain PC manufacturer defendants filed a motion to dismiss our claims against them on the basis that our ‘227 Patent is invalid under 35 U.S.C. §101 asserting that the claims of the ‘227 patent are directed at an abstract idea and do not constitute patentable subject matter.  On February 13, 2015, Apple Inc. filed a similar motion to dismiss our claims against it on the basis that the ‘227 Patent is invalid under 35 U.S.C. §101.  On May 8, 2015, the Court granted the motion of Apple Inc. to stay discovery pending decisions on the Kessler motion and the §101 motions.  On July 7, 2015, the Court issued a decision (i) denying Apple’s motion for summary judgment that our claim against it is barred by the Kessler doctrine, (ii) granted our cross-motion for partial summary judgment that the Kessler doctrine does not apply to this case as a matter of law, (iii) denied without prejudice the motions of Apple, Microsoft and other defendants for judgment on the pleadings that the ‘227 patent is invalid under 35 U.S.C.§101, and (iv) denied without prejudice our cross motion that the ‘227 Patent is not invalid under 35 U.S.C. Section 101 as a matter of law.  On July 23, 2015, Apple made a motion to modify the Court’s order, dated July 7, 2015, denying Apple’s motion for summary judgment under the Kessler Doctrine and granting our cross motion for summary judgment under the Kessler doctrine, to certify the order for appeal to the United States Court of Appeals for the Federal Circuit.  The stay has been lifted and trial dates for the two actions have been scheduled for July 2016.

Several patents in our Mirror Worlds Patent Portfolio that we acquired from Mirror Worlds, LLC (now Looking Glass LLC) on May 21, 2013 were the subject of prior litigation in Mirror Worlds, LLC v. Apple, Inc. (“Apple”) (No. 6:08-cv-00088).  On October 1, 2010, a jury returned a verdict in that action in favor of Mirror Worlds upholding the validity of the three patents tried in the case (the ‘227 Patent, U.S. Patent Nos. 6,638,313 and 6,725,427), and finding that Apple had willfully infringed each of these patents.  Further, the jury awarded Mirror Worlds $208.5 million in damages.  After the trial, the district court vacated the jury verdict on direct infringement, having also dismissed the indirect infringement case at the end of plaintiff’s case-in-chief, because Mirror Worlds failed to present sufficient evidence of direct or indirect infringement.  While the infringement, willfulness and damages verdicts were vacated at the trial level, the jury’s validity verdicts were not overturned. On appeal the United States Court of Appeals for the Federal Circuit upheld the district court ruling dismissing the indirect infringement case and overturning the jury verdict on direct infringement. The validity of the ‘227 Patent has also been reaffirmed by the USPTO since the trial in reexamination proceedings initiated by Apple resulting in two re-examination certificates which further validate the ‘227 Patent.

Remote Power Patent Legal Proceedings

In September 2011, we initiated patent litigation against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  Named as defendants in the lawsuit, excluding affiliated parties, were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inc., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transition Networks, Inc.  We seek monetary damages based upon reasonable royalties.  In March 2012, we reached settlement agreements with defendants Motorola Solutions, Inc. ("Motorola") and Transition Networks, Inc. ("Transition Networks").  In October 2012, we reached a settlement with defendant GarretCom, Inc (“GarretCom”).  In February 2013, we reached settlement agreements with Allied Telesis, Inc. (“Allied Telesis”) and NEC Corporation (“NEC”).  As part of the settlements, Motorola, Transition Networks, GarretCom, Allied Telesis and NEC each entered into a non-exclusive license agreement for our Remote Power Patent pursuant to which each such defendant agreed to license our Remote Power Patent for its full term (which expires in March 2020) and pay a license initiation fee and quarterly or annual royalties based on their sales of PoE products.  In March 2015 and July 2015, we reached settlements with defendants Samsung Electronics Co., Ltd. (“Samsung”), Huawei Technologies Co., Ltd. (“Huawei”) and ShoreTel, Inc. (“ShoreTel”).  Samsung and Huawei entered into a non-exclusive fully paid license agreement for our Remote Power Patent for its full term.  ShoreTel entered into a non-exclusive license agreement for the Remote Power Patent for its full term and paid a license initiation fee and agreed to pay quarterly royalties based upon its sales of PoE products.  As a result of the aforementioned settlements, there are currently eight remaining defendants.

On June 27, 2012, defendant Axis Communications made a motion to dismiss, or alternatively to sever, on the grounds of misjoinder.  Several defendants joined in the motion.  On January 17, 2013, the Court granted in part defendants’ motion by granting severance and consolidating all the actions for pre-trial issues, except venue.  The litigation was stayed from March 2013 until January 2015 as a result of the then pending Inter Partes Review proceeding commenced by Avaya Inc., Dell Inc., Sony Corporation of America and Hewlett Packard Co. at the USPTO as described below.  On June 1, 2015, the Court granted the motion of Sony Corporation of America (and several of its affiliate defendants) to stay the litigation pending application of a party following a decision of the PTAB of the USPTO whether to institute the Petition for Covered Business Method Review (CBM) (see reference to Sony CMB Petition below)  The stay of the litigation remains in effect as of the date hereof.

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

Avaya Inc., Dell Inc., Sony Corporation of America and Hewlett Packard Co. were petitioners in three Inter Partes Review proceedings (which were joined together) (the “IPR Proceeding”) at the USPTO before the PTAB involving our Remote Power Patent. Petitioners in the IPR Proceeding sought to invalidate certain claims of our Remote Power as unpatentable.  A hearing on the merits of the IPR Proceeding was held on January 9, 2014.  On May 22, 2014, the PTAB issued its Final Written Decision in our favor rejecting a challenge to the patentability of our Remote Power Patent.  On July 24, 2014, the petitioners in the IPR Proceeding each filed a Notice of Appeal of the Patent Board’s decision to the United States Court of Appeals for the Federal Circuit.  On August 10, 2015, the United States Court of Appeals for the Federal Circuit affirmed the decision of the PTAB in our favor rejecting a challenge to the patentability of our Remote Power Patent.

On February 16, 2015, Sony Corporation of America filed a Petition for Covered Business Method Review (CBM) and a request for an ex parte reexamination with the USPTO seeking to invalidate certain claims of our Remote Power Patent.  On April 3, 2015, the USPTO issued an order granting Sony’s request for an ex parte reexamination of our Remote Power Patent.  If certain of the challenged claims of our Remote Power Patent in the ex parte reexamination are ultimately determined to be invalid by the USPTO (and such decision is not reversed by the United States Court of Appeals for the Federal Circuit), such a determination would have a material adverse effect on our business, financial condition and results of operations as our entire current revenue stream is dependent upon the continued validity of certain claims of our Remote Power Patent.  On July 1, 2015, the PTAB of the USPTO issued a decision in our favor denying institution of the CBM Petition filed by Sony and rejected a challenge to the patentability of our Remote Power Patent.

ITEM 1A.  RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and trading price of our common stock.  Our Annual Report on Form 10-K for the year ended December 31, 2014 (pages 14-25) filed with the Securities and Exchange Commission on March 5, 2015 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (page 31) filed with the Securities and Exchange Commission on May 14, 2015 include a discussion of our risk factors and should be carefully considered by investors.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Issuances of Unregistered Securities

There were no such issuances during the three month period ended June 30, 2015.

Stock Repurchases

On August 22, 2011, we announced that our Board of Directors approved a share repurchase program to repurchase up to $2,000,000 of shares of our common stock over the next 12 months ("Share Repurchase Program").  On June 17, 2015, our Board of Directors authorized its fifth increase to our Share Repurchase Program authorizing the repurchase of up to an additional $2.0 million of shares of our common stock over the subsequent 12 month period (for a total of up to $14.0 million since inception of the program in August 2011).  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in our discretion.  The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors.  The Share Repurchase Program may be increased, suspended or discontinued at any time.  Since inception of the Share Repurchase Program in August 2011 through June 30, 2015, we have repurchased an aggregate of 6,782,268 shares of our common stock at an average per share price of $1.64 or an aggregate cost of $11,131,253 (exclusive of commissions).  During the six month period ended June 30, 2015, we repurchased 1,083,200 shares of our common stock at an average price per share of $2.19 or an aggregate cost of $2,374,146.  During the three month period ended June 30, 2015, we repurchased 254,600 of our shares of common stock at an average price per share of $2.00 or an aggregate cost of $508,796 (exclusive of commissions).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs1)
April 1 to April 30, 2015	126,400	$2.23	126,400	$3,095,141
May 1 to May 31, 2015	—	—	—	$3,095,141
June 1 to June 30, 2015	128,200	$1.77	128,200	$2,868,745
Total	254,600	$2.00	254,600
        _________________

       The dollar amounts in this column reflect an increase of $2,000,000 in our Share Repurchase Program approved by our Board of Directors June 17, 2015.

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

_____________________________

*      Filed herewith

**    Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK-1 TECHNOLOGIES, INC.

Date: August 14, 2015	By:	/s/ Corey M. Horowitz
Corey M. Horowitz
Chairman and Chief Executive Officer

Date: August 14, 2015	By:	/s/ David C. Kahn
David C. Kahn
Chief Financial Officer