Form 10-Q
period 2015-09-30
NETWORK 1 TECHNOLOGIES INC
filed 2015-11-16
CIK 1065078

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding as of November 13, 2015 was 23,218,551.

NETWORK-1 TECHNOLOGIES, INC.

Form 10-Q INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

NETWORK-1 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

	September 30, 2015	December 31, 2014
ASSETS:

CURRENT ASSETS:
Cash and cash equivalents	$18,012,000	$17,662,000
Marketable securities, available for sale	1,079,000	1,079,000
Royalty receivables	1,700,000	1,249,000
Other current assets	116,000	242,000

Total Current Assets	20,907,000	20,232,000

OTHER ASSETS:
Deferred tax assets	3,815,000	4,743,000
Patents, net of accumulated amortization	2,379,000	3,582,000
Other investments	190,000	576,000
Security deposits	19,000	19,000

Total Other Assets	6,403,000	8,920,000

TOTAL ASSETS	$27,310,000	$29,152,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:

CURRENT LIABILITIES:
Accounts payable	$173,000	$338,000
Accrued expenses	790,000	1,873,000

TOTAL LIABILITIES	963,000	2,211,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value, authorized 10,000,000 shares;
none issued and outstanding at September 30, 2015 and December 31, 2014	——	——

Common stock, $0.01 par value; authorized 50,000,000 shares;
23,239,951 and 24,274,336 shares issued and outstanding at September 30,2015 and December 31, 2014, respectively	232,000	243,000

Additional paid-in capital	61,218,000	60,977,000
Accumulated deficit	(35,086,000)	(34,262,000)
Accumulated other comprehensive loss	(17,000)	(17,000)

TOTAL STOCKHOLDERS’ EQUITY	26,347,000	26,941,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,310,000	$29,152,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

ROYALTY REVENUE	$3,008,000	$1,367,000	$10,382,000	$11,024,000
COST OF REVENUE	927,000	337,000	3,094,000	3,157,000
GROSS PROFIT	2,081,000	1,030,000	7,288,000	7,867,000
OPERATING EXPENSES:
General and Administrative	915,000	668,000	3,139,000	1,881,000
Amortization of patents	413,000	408,000	1,239,000	1,226,000
Stock-based compensation	69,000	45,000	243,000	207,000

TOTAL OPERATING EXPENSES	1,397,000	1,121,000	4,621,000	3,314,000

OPERATING INCOME (LOSS)	684,000	(91,000)	2,667,000	4,553,000

OTHER INCOME:
Interest income, net	11,000	8,000	44,000	29,000

INCOME (LOSS) BEFORE INCOME TAXES	695,000	(83,000)	2,711,000	4,582,000

INCOME TAXES (BENEFIT)
Current	26,000	(12,000)	66,000	90,000
Deferred	262,000	(35,000)	928,000	1,531,000
Total Income Taxes (Benefit)	288,000	(47,000)	994,000	1,621,000

NET INCOME (LOSS)	$407,000	$(36,000)	$1,717,000	$2,961,000

Net Income (Loss) per share
Basic	$0.02	$(0.00)	$0.07	$0.12
Diluted	$0.02	$(0.00)	$0.07	$0.11

Weighted average common shares outstanding:
Basic	23,273,946	24,942,874	23,597,143	25,396,573
Diluted	24,654,699	24,942,874	24,590,487	27,610,979

NET INCOME (LOSS)	$407,000	$(36,000)	$1,717,000	$2,961,000

OTHER COMPREHENSIVE INCOME (LOSS) Unrealized holding gain (loss) on securities available - for - sale arising during period	12,000	(5,000)	__	(15,000)

COMPREHENSIVE INCOME (LOSS)	$419,000	$(41,000)	$1,717,000	$2,946,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Months Ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,717,000	$2,961,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of patents	1,239,000	1,226,000
Stock-based compensation	243,000	207,000
Deferred tax provision	928,000	1,531,000
Impairment of other investments	386,000	—

Changes in operating assets and liabilities:
Royalty receivables	$(451,000)	$(505,000)
Other current assets	126,000	120,000
Accounts payable	(165,000)	(48,000)
Accrued expenses	(1,082,000)	(66,000)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,941,000	5,426,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of patents and other assets	(36,000)	(78,000)
Acquisitions of other investments, at cost	—	(285,000)

NET CASH USED IN INVESTING ACTIVITIES	(36,000)	(363,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Value of shares delivered to fund withholding taxes on exercise of options	—	(1,064,000)
Repurchases of common stock, net of commissions	(2,555,000)	(3,259,000)
Repurchase of warrants	—	(505,000)
Proceeds from exercise of options and warrants	—	20,000

NET CASH USED IN FINANCING ACTIVITIES	(2,555,000)	(4,808,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	350,000	255,000

CASH AND CASH EQUIVALENTS, beginning of period	17,662,000	18,938,000

CASH AND CASH EQUIVALENTS, end of period	$18,012,000	$19,193,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Taxes	50,000	26,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS:

[1] BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of the management of Network-1 Technologies, Inc. (the "Company"), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 2015, and the results of its operations and comprehensive income (loss) for the three and nine month periods ended September 30, 2015 and September 30, 2014 and its cash flows for the nine month periods ended September 30, 2015 and September 30, 2014.  The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP may have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2015. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results of operations to be expected for the full year.  The accompanying condensed consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, Mirror Worlds Technologies, LLC.

[2] BUSINESS:

The Company is engaged in the development, licensing and protection of its intellectual property assets.  The Company presently owns twenty-four (24) patents including (i) the remote power patent (the “Remote Power Patent”) covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) the Mirror Worlds patent portfolio (the “Mirror World Patent Portfolio”) relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) the Cox patent portfolio (the “Cox Patent Portfolio”) relating to enabling technology for identifying media content on the Internet and taking further action to be performed based on such identification; and (iv) patents covering systems and methods for the transmission of audio, video and data over computer and telephony networks in order to achieve high quality of service (QoS) (the “QoS Patents”).  The Company has been actively engaged in licensing its Remote Power Patent (U.S. Patent No. 6,218,930).  The Company has entered into nineteen (19) license agreements with respect to its Remote Power Patent.  The Company’s current strategy includes continuing to pursue licensing opportunities for its Remote Power Patent and its efforts to monetize two patent portfolios (the Cox Patent Portfolio and the Mirror Worlds Patent Portfolio) acquired by the Company in 2013 – (see Note J[2]).  The Company’s acquisition strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as the Company has achieved with respect to its Remote Power Patent.  The Company’s Remote Power Patent has generated licensing revenue in excess of $81,000,000 from May 2007 through September 30, 2015.  The Company continually reviews opportunities to acquire or license additional intellectual property.  In addition, the Company may enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.  The Company has been dependent upon royalty revenue from license of its Remote Power Patent to fund its operations.

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

United States federal, state and local income tax returns prior to 2012 are not subject to examination by any applicable tax authorities.

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

The Company also measures the fair value of certain assets on a non-recurring basis, when events or circumstances indicate the carrying amount of the assets may be impaired.  These assets consist of the Company’s investments in Lifestreams Technologies Corporation (“Lifestreams”) and are reflected as “Other Investments” in the Company’s Condensed Consolidated Balance Sheets (see Note I).  These assets were initially measured at cost and have been written down to fair value as a result of impairment or adjustment to reflect the fair value measurement as of September 30, 2015.  The following table shows the fair value hierarchy for these assets measured at fair value on a non-recurring basis.

Non-Recurring Fair	Carrying Value on Condensed Consolidated Balance	Assets Measured at Fair Value			Condensed Consolidated Balance Sheet
Value Measurements	Sheet	Level 1	Level 2	Level 3	Classification

September 30, 2015
Non-Current Assets

Other Investments	$ 190,000	—	—	$ 190,000	Other Assets

The Company has no significant influence or control over Lifestreams and holds less than 20% ownership of Lifestreams.  These investments are reviewed on a periodic basis for impairment.  The Company reviews several factors to determine whether a loss for impairment is needed.  These factors include but are not limited to: (i) the financial condition and prospects of the issuer; (ii) the failure of the issuer to make required principal and interest payments; (iii) the issuer’s difficulty in raising sufficient financing to effectuate its business plan; (iv) the extent to which fair value is less than cost; and (v) the length of time the investment is in an unrealized loss position.  For the nine months ended September 30, 2015, the Company has recorded impairment related to Other Investments in the amount of $386,000.  There can be no assurance that the Company will be able to realize the estimated fair value.

NOTE C - PATENTS

The Company’s intangible assets at September 30, 2015 include patents with estimated remaining economic useful lives ranging from 0.75 to 6 years.  For all periods presented, all of the Company’s patents were subject to amortization.  The gross carrying amounts and accumulated amortization related to acquired intangible assets as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014

Gross carrying amount – patents	$6,346,000	$6,310,000
Accumulated amortization – patents	(3,967,000)	(2,728,000)
Patents, net	$2,379,000	$3,582,000

Amortization expense for the three months ended September 30, 2015 and September 30, 2014 was $413,000 and $408,000, respectively.  Amortization expense for the nine months ended September 30, 2015 and September 30, 2014 was $1,239,000 and $1,226,000, respectively.  Future amortization of current intangible assets, net is as follows:

Twelve Months Ended September 30,

2016	$1,169,000
2017	$192,000
2018	$192,000
2019	$186,000
2020 and thereafter	$640,000
Total	$2,379,000

The Company’s Remote Power Patent expires in March 2020. The expiration dates of the patents within the Company’s Mirror Worlds Patent Portfolio range from June 2016 to February 2020. The expiration dates of the patents within the Cox Patent Portfolio range from September 2021 to November 2023 and the expiration date of the QoS Patents is June 2019.

NOTE D – STOCK-BASED COMPENSATION

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model.  On the date of grant, the following weighted average assumptions were utilized for options granted during the nine months ended September 30, 2015 and 2014.

	2015	2014

Risk-free interest rates Expected option life in years Expected stock price volatility Expected dividend yield	1.39% 5 years 30.24% -0-	1.65% 5 years 42.65% -0-

NOTE D – STOCK-BASED COMPENSATION (continued)

The following table presents information relating to all stock options outstanding and exercisable at September 30, 2015:

Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Options	Exercise	Life in	Options	Exercise
Price	Outstanding	Price	Years	Exercisable	Price

$0.83 - $2.34	2,855,000	$1.33	3.36	2,715,000	$1.30

During the nine month period ended September 30, 2015, the Company granted 5-year stock options as an annual grant to each of its three non-management directors to purchase 35,000 shares of its common stock at an exercise price of $2.34 per share.  Such options vest over a one-year period in four equal quarterly amounts which began on April 22, 2015, subject to continued service on the Board.

The Company recorded stock-based compensation of $69,000 and $45,000 for the three months ended September 30, 2015 and September 30, 2014, respectively.  The Company recorded stock-based compensation of $243,000 and $207,000 for the nine months ended September 30, 2015 and September 30, 2014, respectively.  The Company has an aggregate of $43,000 of unrecognized stock-based compensation cost as of September 30, 2015.  The aggregate intrinsic value of options exercisable at September 30, 2015 was $1,964,000.

During the nine month period ended September 30, 2015, the Company’s Executive Vice President exercised a stock option to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.90 per share.  The option was exercised on a cashless (net exercise) basis by delivery to the Company of 60,000 shares of common stock resulting in 90,000 net shares issued to the Company’s Executive Vice President with respect to such option exercise.  In addition, during the nine month period ended September 30, 2015, a consultant to the Company exercised a stock option to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.90 per share.  The option was exercised on a cashless (net exercise) basis by delivery to the Company of 19,651 shares of common stock resulting in 30,349 net shares issued to the consultant with respect to such option exercise.

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

NOTE D – STOCK-BASED COMPENSATION (continued)

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

As of September 30, 2015, the following are the outstanding warrants to purchase shares of the Company’s common stock:

	Number of	Exercise
	Warrants	Price	Expiration Date

	250,000	$2.10	May 21, 2018
	250,000	$1.40	May 21, 2018
	125,000	$2.10	July 26, 2018
	125,000	$1.40	July 26, 2018
Total	750,000

All of the aforementioned warrants were issued to Recognition Interface, LLC in connection with the Company’s acquisition of the Mirror Worlds Patent Portfolio (see Note J[2]).

NOTE E – INCOME TAXES

At September 30, 2015, the Company had net operating loss carryforwards (NOLs) totaling approximately $22,540,000 expiring through 2029, with a future tax benefit of approximately $7,889,000.  At September 30, 2015 and December 31, 2014, $3,815,000 and $4,743,000, respectively, were recorded as deferred tax assets on the Company’s condensed consolidated balance sheets. During the three month period ended September 30, 2015 as a result of income before taxes of $695,000, $288,000 was recorded as an income tax expense and the Company’s deferred tax assets were reduced by $262,000 to $3,815,000.  During the nine month period ended September 30, 2015 as a result of income (before taxes) for the period of $2,711,000, $994,000 was recorded as income tax expense and the deferred tax assets were reduced by $928,000 to $3,815,000.  To the extent that the Company has taxable income in the future, it will report income tax expense and such expense attributable to federal income taxes will reduce the deferred tax assets reflected on the accompanying condensed consolidated balance sheets.  Management will continue to evaluate the recoverability of the Company’s NOLs and adjust the deferred tax assets accordingly.  Utilization of NOLs can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.  There was no change in the allowance against the deferred tax assets since December 31, 2014.

NOTE E – INCOME TAXES (continued)

The personal holding company (“PHC”) rules under the Internal Revenue Code impose a 20% tax on a PHC’s undistributed personal holding company income (“PHC Income”), in general, taxable income subject to certain adjustments.  For a corporation to be classified as a PHC, it must satisfy two tests: (i) that more than 50% in value of its outstanding shares must be owned directly or indirectly by 5 or fewer individuals at anytime during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the “Ownership Test”) and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the “Income Test”).  During the second half of 2015 through the date of this quarterly report (as well as prior years), the Company did not meet the Ownership Test.  Due to the significant number of shares held by the Company’s largest shareholders, the Company will continually assess its share ownership to determine whether it meets the Ownership Test.  If the Ownership Test were met and the income generated by the Company were determined to constitute “royalties” within the meaning of the Income Test, the Company would constitute a PHC and the Company would be subject to a 20% tax on the amount of any PHC Income (which cannot be offset by NOLs) that it does not distribute to its shareholders.

NOTE F – EARNINGS (LOSS) PER SHARE

Basic Earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. Potential shares of 3,605,000 and 3,700,000 at September 30, 2015 and September 30, 2014, respectively, consisted of options and warrants.  Computations of basic and diluted weighted average common shares outstanding are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,

	2015	2014	2015	2014

Weighted-average common shares outstanding – basic	23,597,143	25,396,573	23,273,946	24,942,874
Dilutive effect of options and warrants	993,344	2,214,406	1,380,753	—
Weighted-average common shares outstanding – diluted	24,590,487	27,610,979	24,654,699	24,942,874
Options and warrants excluded from the computation of diluted income (loss) per share because the effect of inclusion would have been anti-dilutive	105,000	675,000	105,000	3,700,000

NOTE G – CASH AND CASH EQUIVALENTS

The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC").  At September 30, 2015, the Company maintained a cash balance of $17,758,000 in excess of FDIC limits.

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

NOTE G – CASH AND CASH EQUIVALENTS (continued)

Cash and cash equivalents as of September 30, 2015 and December 31, 2014 are composed of:

	September 30, 2015	December 31, 2014

Cash	$3,632,000	$2,984,000
Money market fund	14,380,000	14,678,000
Total	$18,012,000	$17,662,000

NOTE H - MARKETABLE SECURITIES

Marketable securities are classified as available-for-sale and are recorded at fair market value.  Unrealized gains and losses are reported as other comprehensive income or loss.  Realized gains and losses are reclassified from other comprehensive income or loss to net income or loss in the period they are realized.  At September 30, 2015, the Company's marketable securities consisted of two corporate bonds (aggregate face value $1,000,000) with a 3.9% and 4.5% coupon and term of greater than three months when purchased.  The Company’s marketable securities mature in 2021 and it is not the intention of the Company to hold such securities until maturity.

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

Since the Company owns less than 20% of the outstanding equity of Lifestreams and does not have significant influence or control, the Company’s investment in Lifestreams was recorded at cost.  The Notes all matured on March 31, 2015.  At September 30, 2015, Lifestreams remained in default of the Notes and had not completed any additional material financing. As a result, the Company has an impairment of $386,000 with respect to the investment which has a carrying value at September 30, 2015 of $190,000 compared with a carrying value at December 31, 2014 of $576,000.  The carrying value of $190,000 at September 30, 2015 reflects management’s estimate at September 30, 2015 of the fair value of the investment (see Note B).  The impairment of $386,000 is included in general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations for the nine months ended September 30, 2015.

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

Dovel & Luner, LLP provides legal services to the Company with respect to its patent litigation filed in September 2011 against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler (see Note L[3]).  The terms of the Company’s agreement with Dovel & Luner LLP essentially provides for legal fees on a full contingency basis ranging from 12.5% to 35% (with certain exceptions) of the net recovery (after deduction for expenses) depending on the stage of the preceding in which a result (settlement or judgment) is achieved.  For the three month period ended September 30, 2015 and September 30, 2014, the Company incurred aggregate contingent legal fees with respect to the litigation of $442,000 and $-0-, respectively, to Dovel & Luner, LLP.  For the nine month period ended September 30, 2015 and September 30, 2014, the Company incurred aggregate contingent legal fees with respect to the litigation of $665,000 and $23,000, respectively, to Dovel & Luner, LLP.  The Company is responsible for a certain portion of the expenses incurred with respect to the litigation.

Dovel & Luner, LLP provided legal services to the Company with respect to the litigation settled in July 2010 against Cisco and several other major data networking equipment manufacturers (see Note L[4]).  The terms of the Company’s agreement with Dovel & Luner, LLP with respect to this litigation provided for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of 24% (based on the settlement being achieved at the trial stage).  As a result of the royalty payments payable quarterly by Cisco in accordance with the Company’s settlement and license agreement with Cisco, the Company has an obligation to pay Dovel & Luner, LLP (including local counsel) 24% of such royalties received.  During the three months ended September 30, 2015 and September 30, 2014, the Company incurred aggregate legal fees to Dovel & Luner, LLP of $322,000 and $229,000 respectively.  During the nine months ended September 30, 2015 and September 30, 2014, the Company incurred aggregate legal fees to Dovel & Luner, LLP of $1,868,000 and $2,461,000, respectively, with respect to the aforementioned litigation.

NOTE J – COMMITMENTS AND CONTINGENCIES (continued)

With respect to the Company’s litigation against D-Link, which was settled in May 2007, the Company utilized the services of Blank Rome, LLP on a full contingency basis.  In accordance with the Company’s contingency fee agreement with Blank Rome LLP, once the Company recovered its expenses related to the litigation (which were recovered in the first quarter of 2013), the Company is obligated to pay legal fees to Blank Rome LLP equal to 25% of the royalty revenue received by the Company from its license agreement with D-Link for the life of the Remote Power Patent.  During the three month period ended September 30, 2015 and September 30, 2014, the Company incurred legal fees to Blank Rome LLP of $13,000 and $14,000, respectively.  During the nine month period ended September 30, 2015 and September 30, 2014, the Company incurred legal fees to Blank Rome LLP of $43,000 and $42,000, respectively.

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

As part of the acquisition of the Mirror Worlds Patent Portfolio, the Company also entered into an agreement with Recognition Interface, LLC (“Recognition”), an entity that financed the commercialization of the patent portfolio prior to its sale to Mirror Worlds, LLC and also retained an interest in the licensing proceeds of the patent portfolio held by Mirror Worlds, LLC.  Pursuant to the terms of the Company’s agreement with Recognition, Recognition received (i) 5-year warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.40 per share, and (ii) 5-year warrants to purchase 250,000 shares of common stock at an exercise price of $2.10 per share.  Recognition also received from the Company an interest in the net proceeds realized from the monetization of the Mirror Worlds Patent Portfolio, as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; (iii) and 20% of any portion of the net proceeds in excess of $250 million.  In addition, Abacus and Associates, Inc. (“Abacus”), an entity affiliated with Recognition,  received  a  60-day  warrant  to  purchase  500,000  shares  of  the Company’s common stock at an exercise price of $2.05 per

NOTE J – COMMITMENTS AND CONTINGENCIES (continued)

share.  In accordance with the Company’s agreement with Recognition, as a result of the exercise of the 60-day warrant by Abacus in July 2013, additional 5-year warrants to purchase an aggregate of 250,000 shares of the Company’s common stock were issued to Recognition (125,000 shares at an exercise price of $2.10 per share and 125,000 shares at an exercise price of $1.40 per share).  As part of the acquisition of the Mirror Worlds Patent Portfolio, professional fees and filing fees of $409,000 were capitalized as patent cost.

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

[4] Services Agreement:

Pursuant to a master services agreement, dated November 30, 2004 (the “Services Agreement”), between the Company and ThinkFire Services USA, Ltd. (“ThinkFire”), the Company was obligated to pay ThinkFire fees from royalty payments received from certain licensees of the Remote Power Patent over the term of the licenses in consideration for services performed on behalf of the Company.  During the years ended December 31, 2014 and December 31, 2013, the Company incurred fees to ThinkFire of $105,000 and $104,000, respectively.  On February 10, 2015, the Company entered into an agreement with ThinkFire pursuant to which the Services Agreement was terminated with no further obligations in consideration of the Company’s payment of $285,000 to ThinkFire ($261,000 of such payment has been included as general and administrative expenses for the nine months ended September 30, 2015 and the balance of $24,000 was accrued as an expense for the year ended December 31, 2014).

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

Note K - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

Mirror Worlds Technologies, LLC, the Company’s wholly-owned subsidiary, leases office space in Tyler, Texas with a base monthly rent of $620, which expires in April 2016.

[1] On November 1, 2012, the Company entered into an employment agreement (the “Agreement”) with its Chairman and Chief Executive Officer for a one year term (which was automatically extended for two successive one year periods expiring on November 1, 2015 unless terminated by the Company) at an annual base salary of $415,000.  The Agreement established an annual target bonus of $150,000 for the Chairman and Chief Executive Officer based on performance criteria to be established on an annual basis by the Board of Directors (or compensation committee).  For the year ended December 31, 2014, the Chairman and Chief Executive Officer received an annual cash bonus of $200,000.  In connection with the Agreement, the Chairman and Chief Executive Officer was issued a ten-year option to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.19 per share, which vests in equal quarterly amounts of 41,667 shares beginning November 1, 2012 through August 31, 2015, subject to acceleration upon a change of control.  The Chairman and Chief Executive Officer shall forfeit the balance of unvested shares if his employment has been terminated “For Cause” (as defined) by the Company or by him without "Good Reason" (as defined).  Under the terms of the Agreement, the Chairman and Chief Executive Officer also receives incentive compensation in an amount equal to 5% of the Company’s gross royalties or other payments or proceeds (without deduction of legal fees or any other expenses) with respect to its Remote Power Patent and a 10% net interest (gross royalties and other payments or proceeds after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company’s royalties and other payments with respect to its other patents (including the Mirror Worlds Patent Portfolio and the Cox Patent Portfolio) besides the Remote Power Patent (the “Incentive Compensation”).  During the three months ended September 30, 2015 and September 30, 2014, the Chairman and Chief Executive Officer earned Incentive Compensation of $150,000 and $68,000, respectively, which amounts are included in accrued expenses.  During the nine months ended September 30, 2015 and September 30, 2014, the Chairman and Chief Executive Officer earned Incentive Compensation of $519,000 and $550,000, respectively.

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

Note K - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS (continued)

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

In December 2014, Google filed four petitions to institute Inter Partes Review at the USPTO pertaining to patents within the Cox Patent Portfolio asserted in the litigation filed in April 2014 as described above.  Google in each of the four Inter Partes Review petitions seeks to invalidate certain claims of the Company’s patents at issue within the Cox Patent Portfolio.  On June 23, 2015, the Patent Trial and Appeal Board (“PTAB”) of the USPTO issued an order instituting for trial each of the four petitions for Inter Partes Review.  As a result of instituting for trial the four petitions for Inter Partes Review, the above referenced litigation commenced by the Company in April 2014 against Google and YouTube was stayed on July 2, 2015 until decisions are rendered by the PTAB following trial with respect to the Inter Partes Review proceedings and the Covered Business Method Review referenced below.

On April 13, 2015, Google filed a Petition for Covered Business Method Review (CBM) at the PTAB seeking to invalidate claims pertaining to the Company’s U.S. Patent No. 8,904,464, the patent asserted in our litigation against Google and YouTube filed on December 3, 2014 as referenced above.  On October 19, 2015, the PTAB issued an order instituting for trial the Covered Business Method Review on certain grounds.

NOTE L – LEGAL PROCEEDINGS  (continued)

[2]  On May 23, 2013, the Company’s wholly-owned subsidiary, Mirror Worlds Technologies, LLC, initiated patent litigation in the United States District Court for the Eastern District of Texas, Tyler Division, against Apple Inc., Microsoft, Inc., Hewlett-Packard Company, Lenovo Group Ltd., Lenovo (United States), Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics America, Inc. and Samsung Telecommunications America L.L.C., for infringement of U.S.  Patent No. 6,006,227 (the “227 Patent”) (one of the patents the Company acquired as part of the acquisition of the Mirror Worlds Patent Portfolio – see Note J[2]).  The Company seeks, among other things, monetary damages based upon reasonable royalties.  The lawsuit alleges that the defendants have infringed and continue to infringe the claims of the ‘227 Patent by making, selling, offering to sell and using infringing products including Mac OS and Windows operating systems and personal computers and tablets that include versions of those operating systems, and by encouraging others to make, sell, and use these products.  In September 2013 and October 2013, the defendants filed their answers to the Company’s complaint. Defendants Apple Inc. and Microsoft, Inc. also filed counterclaims for a declaratory judgment of non infringement and invalidity of the ‘227 Patent.  In December 2013, the litigation was severed into two consolidated actions, Mirror Worlds v. Apple and Mirror Worlds v. Microsoft, et. al.  On July 7, 2015, the Court denied  (i) a motion to dismiss by Apple based upon the Kessler doctrine (claiming that Mirror Worlds Technologies, LLC was precluded from initiating patent litigation against Apple because of an earlier case brought by the previous owner of the Mirror Worlds patent portfolio against Apple) and (ii) a motion to dismiss by Microsoft, Apple and other defendants based on Section 101 of the U.S. Patent Act (claiming the ‘227 Patent was invalid for covering subject matter not patentable under Section 101 of the U.S. Patent Act).  On September 24, 2015, the Court issued an order denying a motion by Apple to certify for appeal the Court’s denial of Apple’s motion to dismiss based upon the Kessler doctrine.  On November 6, 2015, the Company settled its litigation with Microsoft and its customers for $4.65 million.

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

NOTE L – LEGAL PROCEEDINGS  (continued)

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

[6]  Avaya Inc., Dell Inc., Sony Corporation of America and Hewlett Packard Co. were petitioners in three Inter Partes Review proceedings (which were joined together) (the “IPR Proceeding”) at the USPTO before the  PTAB involving the Company’s Remote Power Patent. Petitioners in the IPR Proceeding sought to invalidate certain claims of the Remote Power as unpatentable.  On May 22, 2014, the Patent Board issued its Final Written Decision in the Company’s favor rejecting a challenge to the patentability of the Company’s Remote Power Patent.  On July 24, 2014, the Petitioners in the IPR Proceeding each filed a Notice of Appeal of the Patent Board’s decision to the United States Court of Appeals for the Federal Circuit.  On August 5, 2015, the United States Court of Appeals for the Federal Circuit affirmed the decision of the PTAB in the Company’s favor rejecting a challenge to the patentability of the Company’s Remote Power Patent.

[7]  On February 16, 2015, Sony Corporation of America filed with the USPTO a Petition for a Covered Business Method Review (CBM) and a request for ex parte reexamination seeking to invalidate certain claims of the Company’s Remote Power Patent.   On April 3, 2015, the USPTO issued an order granting Sony’s request for an ex parte reexamination of the Remote Power Patent.  On July 1, 2015, the USPTO issued a decision in the Company’s favor denying institution of the Covered Business Method Review and rejecting Sony’s challenge to the patentability of the Company’s Remote Power Patent.  On October 23, 2015, the USPTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate

NOTE L – LEGAL PROCEEDINGS  (continued)

(“NIRC”) rejecting Sony’s challenge to the patentability of the Remote Power Patent.  The NIRC states that the USPTO intends to confirm the validity of the challenged claims of the Remote Power Patent.

NOTE M – STOCK REPURCHASE

On August 22, 2011, the Company announced that its Board of Directors approved a share repurchase program to repurchase up to $2,000,000 of shares of its common stock over the next 12 months ("Share Repurchase Program").  On June 17, 2015, the Board of Directors authorized its fifth increase to the Share Repurchase Program authorizing the repurchase of up to an additional $2.0 million of shares of common stock over the subsequent 12 month period (for a total of up to $14 million since inception of the program in August 2011).  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion.  The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors.  The Share Repurchase Program may be increased, suspended or discontinued at any time.  Since inception of the Share Repurchase Program through September 30, 2015, the Company has repurchased an aggregate of 6,853,802 shares of its common stock at an average price per share of $1.65 or an aggregate cost of $11,286,287 (exclusive of commissions).  During the three month period ended September 30, 2015, the Company repurchased 71,534 shares of its common stock at an average price per share of $2.17 or an aggregate cost of $155,034 (exclusive of commissions).  During the nine month period ended September 30, 2015, the Company repurchased 1,154,734 shares of its common stock at an average price per share of $2.19 or an aggregate cost of $2,529,180 (exclusive of commissions).  All such repurchased shares have been cancelled.

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

Cisco constituted approximately 71 % and 89% of the Company’s revenue, respectively, for the nine month periods ended September 30, 2015 and September 30, 2014.  Revenue from Cisco constituted approximately 40% and 72% of the Company’s revenue, respectively, for the three months periods ended September 30, 2015 and September 30, 2014.  At September 30, 2015 and December 31, 2014, the royalty receivable from Cisco constituted approximately 70% and 74% of the Company’s royalty receivables, respectively.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WHICH ARE STATEMENTS THAT INCLUDE INFORMATION BASED UPON BELIEF OF OUR MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION AVAILABLE TO MANAGEMENT. STATEMENTS CONTAINING TERMS SUCH AS “BELIEVES”, “EXPECTS”, “ANTICIPATES”, “INTENDS” OR SIMILAR WORDS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS.  ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED ON PAGES 14-25 OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2014 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 5, 2015 AND IN THIS QUARTERLY REPORT ON PAGE 36.

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

We have been actively engaged in the licensing of our Remote Power Patent (U.S. Patent No. 6,218,930).  We have entered into nineteen (19) license agreements with respect to our Remote Power Patent which, among others, include license agreements with Cisco Systems, Inc., Extreme Networks, Inc., Netgear, Inc., Microsemi Corporation, Motorola Solutions, Inc., NEC Corporation and Samsung Electronics Co., Ltd. and several other major data networking equipment manufacturers.  Our current strategy includes continuing our licensing efforts with respect to our Remote Power Patent and our efforts to monetize the two patent portfolios (the Cox Patent Portfolio and the Mirror Worlds Patent Portfolio) we acquired in 2013.  In addition, we continue to seek to acquire additional intellectual property assets to develop, commercialize, license or otherwise monetize such intellectual property.  Our strategy includes working with inventors and patent owners to assist in the development and monetization of their patented technologies.  We may also enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.  Our acquisition strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as we have achieved with respect to our Remote Power Patent.  Our Remote Power Patent generated licensing revenue in excess of $81,000,000 from May 2007 through September 30, 2015.

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

On May 21, 2013, Mirror Worlds Technologies, LLC, our wholly-owned subsidiary, acquired all of the patents previously owned by Mirror Worlds, LLC (which subsequently changed its name to Looking Glass LLC) including nine issued United States patents and five pending applications covering foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system (these patents together with subsequent related patent issuances comprise our Mirror Worlds Patent Portfolio).  The consideration we paid for the Mirror Worlds Patent Portfolio consisted of (i) $3,000,000 in cash, (ii) 5-year warrants to purchase 875,000 shares of our common stock at an exercise price of $1.40 per share, and (iii) 5-year warrants to purchase 875,000 shares of our common stock at an exercise price of $2.10 per share.  As part of the acquisition we also entered into an agreement with Recognition Interface, LLC (“Recognition”), an entity that financed the commercialization of the Mirror Worlds Patent Portfolio, pursuant to which we are obligated to pay Recognition certain percentages (ranging from 10%-20%) of net proceeds at certain levels of net proceeds realized by us from the monetization of the Mirror Worlds Patent Portfolio (see Note J[2] to our financial statements included in this quarterly report).

The validity of our Remote Power Patent and certain patents within our Mirror Worlds Patent Portfolio and Cox Patent Portfolio are currently being challenged in patent infringement litigation pending in the courts (see “Legal Proceedings” on pages 32-35 of this quarterly report and below).  If certain claims of our Remote Power Patent are ultimately determined to be invalid, such a determination would have a material adverse effect on our business, financial condition and results of operations as our entire current revenue stream is dependent upon the continued validity of certain claims of our Remote Power Patent.  If certain of our patents within our Mirror Worlds Patent Portfolio or Cox Patent Portfolio are ultimately determined to be invalid, such a determination could have a material adverse effect on our ability to grow our revenue and profits in the future.

On May 22, 2013, through our wholly-owned subsidiary, Mirror Worlds Technologies, LLC, we initiated patent litigation against Apple Inc., Microsoft, Inc., Hewlett-Packard Company, Lenovo Group Ltd., Lenovo (United States), Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics America, Inc. and Samsung Telecommunications America L.L.C., in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of U.S. Patent No. 6,006,227 (part of the Mirror Worlds Patent Portfolio.  On November 6, 2015, we settled our litigation with Microsoft and its customers for $4.65 million (see “Legal Proceedings” at pages 33-34 hereof).

On April 4, 2014 and December 3, 2014, we initiated litigation against Google Inc. and YouTube, LLC in the United States District Court for the Southern District of New York for infringement of several of our patents within the Cox Patent Portfolio relating to the identification of media content on the Internet.  The lawsuits allege that Google and YouTube have infringed and continue to infringe certain of our patents by making, using, selling and offering to sell unlicensed systems and related products and services, which include YouTube’s Content ID system.  On June 23, 2015, the Patent Trial and Appeal Board (“PTAB”) of the  USPTO issued an order instituting for trial each of four Inter Partes Review petitions filed with the PTAB seeking to invalidate certain claims of our patents at issue in our litigation against Google and YouTube.  On October 19, 2015, the PTAB issued an order instituting for trial on certain grounds a Petition for Covered Business Method Review (CBM) seeking to invalidate certain claims of our patents at issue in our litigation against Google and YouTube.  The litigation has been stayed pending resolution of the proceedings at the PTAB (see “Legal Proceedings” at page 32 hereof).

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

As a result of a settlement in July 2010 of patent litigation we had initiated against Cisco Systems, Inc. and Cisco-Linksys, LLC (collectively “Cisco”), we entered into non-exclusive licenses for our Remote Power Patent with Cisco and the other defendants.  For the nine months ended September 30, 2015 and September 30, 2014, our royalty revenue from Cisco constituted 71% and 89% of our revenue, respectively.  For the three month period ended September 30, 2015 and September 30, 2014, our royalty revenue from Cisco constituted 40% and 72% of our revenue, respectively (See Note N to our financial statements included in this quarterly report).  It is anticipated that one or a few of our licensees will continue to constitute a significant portion of our revenue in the forseeable future.  In accordance with our Settlement and License Agreement, dated May 25, 2011, Cisco is obligated to pay us royalties (which began in the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent (March 2020).  The royalty payments are subject to certain conditions including the continued validity of certain claims of our Remote Power Patent, and the actual royalty amounts received may be less than the caps stated above, as was the case in 2013 and 2012.  Due to our annual royalty rate structure with Cisco which includes declining rates as the volume of PoE product sales increase during the year, royalties from Cisco are anticipated to be highest in the first quarter of the calendar year and decline for each of the remaining calendar quarters of the year.  However, in 2014 we had greater royalty revenue from Cisco in the second quarter as compared to the first quarter because we recorded additional royalty revenue from Cisco in the second quarter as a result of our audit of Cisco completed in 2014 for the years ended December 31, 2013 and December 31, 2012 (see below and Note N to our financial statements included in this quarterly report).

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

On February 16, 2015, Sony Corporation of America filed a Petition for Covered Business Method Review (CBM) and a request for an ex parte reexamination with the USPTO seeking to invalidate certain claims of our Remote Power Patent.  On April 3, 2015, the USPTO issued an order granting Sony’s request for an ex parte reexamination.  On July 1, 2015, the PTAB of the USPTO issued a decision in our favor denying institution of the Covered Business Method Review and rejected Sony’s challenge to the patentability of our Remote Power Patent.  On October 23, 2015, the USPTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate rejecting Sony’s challenge to the patentability of our Remote Power Patent (see “Legal Proceedings” at page 35).

At September 30, 2015, we had an impairment of $386,000 with respect to our investment in Lifestreams Technologies Corporation (see Note B and Note I to our financial statements included in this quarterly report) which has been included in general and administrative expenses in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2015.  Our investment in Lifestreams Technologies Corporation has a carrying value at September 30, 2015 of $190,000 as compared to a carrying value of $576,000 at December 31, 2014.  The carrying value of the investment was initially measured at cost and has been written down to fair value of $190,000 as of September 30, 2015 to reflect management’s assessment of the fair value of the investment.  The impairment of $386,000 reflects a write-down of the full amount of our equity investment ($196,000) and 50% ($190,000) of our secured convertible note investment.  There can be no assurance that we will be able to realize the fair value of the investment.

At September 30, 2015, we had net operating loss carryforwards (NOLs) totaling approximately $22,540,000 expiring through 2029, with a future tax benefit of approximately $7,889,000.  At September 30, 2015 and December 31, 2014, $3,815,000 and $4,743,000, respectively, was recorded as deferred tax assets on our balance sheet.  During the three month period ended September 30, 2015 as a result of income before taxes of $695,000, $288,000 was recorded as an income tax expense and our deferred assets were decreased by $262,000 to $3,815,000.  During the nine months ended September 30, 2015, as a result of income (before taxes) for the period of $2,711,000, $994,000 was recorded as income tax expense and our deferred tax assets were reduced by $928,000 to $3,815,000. To the extent that we have taxable income in the future, we will report income tax expense and such expense attributable to federal income taxes will reduce the deferred tax assets reflected on our balance sheet.  Management will continue to evaluate the recoverability of our NOLs and adjust the deferred tax assets accordingly.  Utilization of NOLs can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

The personal holding company (“PHC”) rules under the Internal Revenue Code impose a 20% tax on a PHC’s undistributed personal holding company income (“PHC Income”), in general, taxable income subject to certain adjustments.  For a corporation to be classified as a PHC, it must satisfy two tests: (i) that more than 50% in value of its outstanding shares must be owned directly or indirectly by 5 or fewer individuals at anytime during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the “Ownership Test”) and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the “Income Test”).  During the second half of 2015 through the date of this quarterly report (as well as prior years), we did not meet the Ownership Test.  Due to the significant number of shares held by our largest shareholders, we will continually assess our share ownership to determine whether it meets the Ownership Test.  If the Ownership Test were met and the income generated by us were determined to constitute “royalties” within the meaning of the Income Test, we would constitute a PHC and we would be subject to a 20% tax on the amount of any PHC Income (which cannot be offset by NOLs) that we do not distribute to our shareholders.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015 Compared To Three Months Ended September 30, 2014

Revenue.  We had revenue of $3,008,000 for the three months ended September 30, 2015 as compared to revenue of $1,367,000 for the three months ended September 30, 2014, which was related to the receipt of royalties pursuant to license agreements for our Remote Power Patent.  The increase in revenue of $1,641,000 or 120% for the three months ended September 30, 2015 was primarily due to $1,350,000 of revenue from two license agreements entered into in connection with litigation settlements achieved during the three months ended September 30, 2015 (see Note L[3]).  Exclusive of the revenue from the two litigation settlements for the three months ended September 30, 2015, revenue increased by $291,000 or 21% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Cost of Revenue.  We had a cost of revenue of $927,000 and $337,000 for the three months ended September 30, 2015 and September 30, 2014, respectively.  Included in the cost of revenue for the three months ended September 30, 2015 were contingent legal fees of $777,000 payable to our patent litigation counsel (see Note J[1] to our financial statements included in this quarterly report) and $150,000 of incentive (royalty bonus) compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note K[1] to our financial statements included in this quarterly report).  Included in the cost of revenue for the three months ended September 30, 2014 were contingent legal fees of $269,000 payable to our patent litigation counsel and $68,000 of incentive (royalty bonus) compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.

Gross Profit.  The gross profit for the three months ended September 30, 2015 was $2,081,000 as compared to $1,030,000 for the three months ended September 30, 2014.  The increased gross profit of $1,051,000 or 102% for the three months ended September 30, 2015 was primarily due to additional royalty revenue of $1,350,000 (less cost of such revenue) for the three months ended September 30, 2015 attributable to two license agreements entered into in connection with litigation settlements.

Operating Expenses.  Operating expenses for the three months ended September 30, 2015 were $1,397,000 as compared to $1,121,000 for the three month period ended September 30, 2014.  General and administrative expenses include, among other expenses, overhead expenses, and finance, accounting, legal and other professional services incurred by us.  General and administrative expenses increased by $247,000 from $668,000 for the three months ended September 30, 2014 to $915,000 for the three months ended September 30, 2015, due primarily to increased expenses for litigation.  Amortization of patents was $413,000 for the three months ended September 30, 2015 as compared to $408,000 for the three months ended September 30, 2014.  Stock-based compensation related to the issuance of stock options was $69,000 for the three months ended September 30, 2015 as compared to $45,000 for the three months ended September 30, 2014.

Interest Income.  Interest income for the three months ended September 30, 2015 was $11,000 as compared to $8,000 for the three months ended September 30 2014.

Operating Income (Loss). We had operating income of $684,000 for the three months ended September 30, 2015 compared with an operating loss of ($91,000) for the three months ended September 30, 2014.  The increased operating income of $775,000 for the three months ended September 30, 2015 was primarily due to increased revenue of $1,641,000 largely attributable to additional revenue of $1,350,000 from two license agreements entered into in connection with litigation settlements for the three months ended September 30, 2015.

Income Taxes (Benefit).  Provisions (Benefits) for federal, state and local income taxes of $288,000 and $(47,000) were recorded for the three months ended September 30, 2015 and September 30, 2014, respectively.

Deferred Tax Benefit/NOLs.  At September 30, 2015, we had net operating loss carryforwards (NOLs) totaling approximately $22,540,000 expiring through 2029, with a future tax benefit of approximately $7,889,000.  At September 30, 2015 and September 30, 2014, $3,815,000 and $4,128,000, respectively, has been recorded as deferred tax assets on our balance sheet.  During the three month period ended September 30, 2015 as a result of income before taxes of $695,000, $288,000 was recorded as an income tax expense and our deferred tax assets were reduced by $262,000 to $3,815,000.

Net Income.  As a result of the foregoing, we realized  net income of $407,000 or $0.02 per share (basic and diluted) for the three months ended September 30, 2015 compared with a net loss of $36,000 or $(0.00) per share (basic and diluted) for the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 Compared To Nine Months Ended September 30, 2014

Revenue.  We had revenue of $10,382,000 for the nine months ended September 30, 2015 as compared to revenue of $11,024,000 for the nine months ended September 30, 2014, which was related to the receipt of royalties pursuant to license agreements for our Remote Power Patent.  The decrease in revenue of $642,000 or 6% for the nine months ended September 30, 2015 was primarily attributable to $3,281,000 of additional royalty payments from Cisco for the nine months ended September 30, 2014 as a result of our audit of Cisco (see Note N to our financial statements included in this quarterly report).  Exclusive of the additional royalty revenue from the Cisco audit for the nine months ended September 30, 2014, revenue increased $2,639,000 or 34% for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 which was primarily attributable to three litigation settlements aggregating $1,790,000 of additional royalty revenue for the nine months ended September 30, 2015.

Cost of Revenue.  We had a cost of revenue of $3,094,000 and $3,157,000 for the nine months ended September 30, 2015 and September 30, 2014, respectively.  Included in the cost of revenue for the nine months ended September 30, 2015 were contingent legal fees of $2,575,000 payable to our patent litigation counsel (see Note J[1] to our financial statements included in this quarterly report) and $519,000 of incentive (royalty bonus) compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note K[1] to our financial statements included in this quarterly report).  Included in the cost of revenue for the nine months ended September 30, 2014 were contingent legal fees of $2,484,000 payable to our patent litigation counsel and $550,000 of incentive (royalty bonus) compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.

Gross Profit.  The gross profit for the nine months ended September 30, 2015 was $7,288,000 as compared to $7,867,000 for the nine months ended September 30, 2014.  The decreased gross profit of $579,000 or 7% for the nine months ended September 30, 2015 was primarily due to additional revenue from the Cisco audit of $3,281,000 (less the related cost of revenue of $951,000) for the nine months ended September 30, 2014 (see Note N to our financial statements included in this quarterly report).  Exclusive of the gross profit from the Cisco audit for the nine months ended September 30, 2014, gross profit increased $1,751,000 or 32% for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

Operating Expenses.  Operating Expenses for the nine month period ended September 30, 2015 were $4,621,000 as compared to $3,314,000 for the nine month period ended September 30, 2014.  General and administrative expenses include, among other expenses, overhead expenses and finance, accounting, legal and other professional services incurred by us.  General and administrative expenses increased by $1,258,000 from $1,881,000 for the nine months ended September 30, 2014 to $3,139,000 for the nine months ended September 30, 2015 due primarily to impairment of $386,000 of our investment in Lifestreams (see Note I to our financial Statements in this quarterly report), a payment of $261,000 relating to termination of our services agreement with ThinkFire (see Note J(4)) and increased legal fees and expenses of $470,000 related to litigation.  Amortization of patents was $1,239,000 for the nine months ended September 30, 2015 as compared to $1,226,000 for the nine months ended September 30, 2014.  Stock-based compensation expense related to the issuance of stock options was $243,000 for the nine months ended September 30, 2015 as compared to $207,000 for the nine months ended September 30, 2014.

Interest Income.  Interest income for the nine months ended September 30, 2015 was $44,000 as compared to interest income of $29,000 for the nine months ended September 30, 2014.

Operating Income. We had operating income of $2,667,000 for the nine months ended September 30, 2015 compared with operating income of $4,553,000 for the nine months ended September 30, 2014.  The decrease in operating income of $1,886,000 was primarily due to additional revenue and related cost of revenue as a result of the Cisco audit for the nine months ended September 30, 2014 (see Note N to our financial statements included in this quarterly report).  Exclusive of the additional revenue from the Cisco audit for the nine months ended September 30, 2014, operating income for the nine months ended September 30, 2015 increased by $444,000 or 19% as compared to the nine months ended September 30, 2014.

Income Taxes (Benefit).  Benefits for federal, state and local income taxes of $994,000 and $1,621,000 were recorded for the nine months ended September 30, 2015 and September 30, 2014, respectively.

Deferred Tax Benefit/NOLs. At September 30, 2015, we had net operating loss  carryforwards (NOLs) totaling approximately $22,540,000 expiring through 2029, with a future tax benefit of approximately $7,889,000.  At September 30, 2015 and September 30, 2014, $3,815,000 and $4,128,000 were recorded as deferred tax assets on our balance sheet.  During the nine month period ended September 30, 2015 as a result of income before taxes of $2,711,000, $994,000 was recorded as income tax expense and our deferred tax assets were reduced by $928,000 to $3,815,000.

Net Income.  As a result of the foregoing, we realized net income of $1,717,000 or $0.07 per share (basic and diluted) for the nine months ended September 30, 2015 compared with net income of $2,961,000 or $0.12 per share (basic) and $0.11 per share (diluted) for the nine months ended September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from royalty revenue from licensing our Remote Power Patent.  At September 30, 2015, our principal sources of liquidity consisted of cash and cash equivalents of $18,012,000, marketable securities of $1,079,000 and working capital of $19,944,000.  We believe based on our current cash position and projected licensing revenue from our existing license agreements that we will have sufficient cash to fund our operations for the foreseeable future, although this may not be the case.

Working capital increased by $1,923,000 to $19,944,000 at September 30, 2015 as compared to working capital of $18,021,000 at December 31, 2014.  The increase in working capital was primarily due to a decrease in accrued expenses of $1,083,000, increased royalty receivables of $451,000 and increased cash of $350,000.

Net cash provided by operating activities for the nine months ended September 30, 2015 decreased by $2,485,000 to $2,941,000 compared to net cash provided by operating activities of $5,426,000 for the nine months ended September 30, 2014.  The decrease in net cash provided by operating activities for the nine months ended September 30, 2015 was primarily due to decreased net income of $1,244,000, increased accrued expenses of $1,016,000 (due primarily to $900,000 accrued for a contingent payment (see Note J[3] to our financial statements included herein) and a reduction in our deferred tax provision of $603,000.

The net cash used in investing activities for the nine months ended September 30, 2015 was $36,000 for additional patent costs.  Net cash used in investing activities for the nine months ended September 30, 2014 was $363,000, of which $285,000 was for our investment in Lifestreams (see Note I to our financial statement included herein) and $78,000 was for additional patent costs.

Net cash used in financing activities for the nine months ended September 30, 2015 was $2,555,000, which related to our repurchase of common stock as part of our share repurchase program.  Net cash used in financing activities for the nine months ended September 30, 2014 was $4,808,000, which included $3,259,000 related to our repurchase of common stock, $1,064,000 relating to the value of shares delivered to fund payroll taxes in connection with option exercises and $505,000 for repurchase of warrants.

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

(b)   Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2014, Google filed four petitions to institute Inter Partes Review proceedings at the PTAB of the USPTO pertaining to certain patents within our Cox Patent Portfolio asserted in the litigation filed in April 2014 as described above.  In each of the four Inter Partes Review petitions, Google seeks to invalidate certain claims of our patents within the Cox Patent Portfolio which have been asserted in our litigation against Google and YouTube.  On June 23, 2015, the PTAB issued an order instituting each of the four Inter Partes Review petitions for trial.  The above referenced litigation that we commenced in April 2014 against Google and YouTube was stayed  on July 2, 2015 until decisions are rendered by the PTAB following trial with respect to Inter Partes Review proceedings and the Covered Business Method Review referenced below.

On April 13, 2015, Google filed a Petition for Covered Business Method Review (CBM) at the PTAB seeking to invalidate claims pertaining to our U.S. Patent No. 8,904,464, the patent asserted in our litigation against Google and YouTube filed on December 3, 2014 as referenced above.  On July 20, 2015, we filed a Patent Owner’s Preliminary Responses to Google’s CBM Petition.  On October 19, 2015, the PTAB issued an order instituting the Covered Business Method Review for trial on certain grounds.

Mirror Worlds Patent Portfolio Litigation

On May 23, 2013, through our wholly-owned subsidiary Mirror Worlds Technologies, LLC, we initiated patent litigation in the United States District Court for the Eastern District of Texas, Tyler Division, against Apple Inc., Microsoft, Inc., Hewlett-Packard Company, Lenovo Group Ltd., Lenovo (United States), Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics America, Inc. and Samsung Telecommunications America L.L.C., for infringement of U.S. Patent No. 6,006,227 (the “’227” Patent”) (one of the patents we acquired as part of the acquisition of the Mirror Worlds Patent Portfolio – see Note J[2] to our financial statements included in this quarterly report).  We seek, among other things, monetary damages based upon reasonable royalties.  The lawsuit alleges that the defendants have infringed and continue to infringe the claims of the ‘227 Patent by making, selling, offering to sell and using infringing products including Mac OS and Windows operating systems and personal computers and tablets that include versions of those operating systems, and by encouraging others to make, sell, and use these products.  In September 2013 and October 2013, the defendants filed their answers to our complaint. Defendants Apple and Microsoft also filed counterclaims for a declaratory judgment of non infringement of our ‘227 Patent and invalidity of our ‘227 Patent.  On December 10, 2013, the litigation was severed into two consolidated actions, Mirror Worlds v. Apple, Inc. (Case No. 6:13-cv-419), and Mirror Worlds v. Microsoft, et al., (Case No. 6:13-cv-941).

A Markman hearing (a hearing in which the Court interprets and rules on the scope and meaning of disputed patent claim language regarding the patent at issue) for the two consolidated actions was held on November 13, 2014.  On January 14, 2015, the Court issued its claim construction order.  The Court ruled on the meaning of seven disputed claim terms, adopted our proposed construction for four of the disputed claims, provided its own construction for two claim terms and adopted defendants’ proposed construction for one claim term.  On December 8, 2014, Apple Inc. filed a motion for summary judgment asserting that our infringement claims are barred under the Kessler doctrine, asserting among other things, that the accused Apple products are “essentially the same” as products that were adjudged not to infringe the ‘227 patent in a prior legal proceeding by the prior owner of the Mirror Worlds patent portfolio against Apple(described below).  On January 29, 2015, we filed a cross-motion for partial summary judgment that the Kessler doctrine does not apply to this case as a matter of law.  On January 23, 2015, defendant Microsoft and certain PC manufacturer defendants filed a motion to dismiss our claims against them on the basis that our ‘227 Patent is invalid under 35 U.S.C. §101 asserting that the claims of the ‘227 patent are directed at an abstract idea and do not constitute patentable subject matter.  On February 13, 2015, Apple Inc. filed a similar motion to dismiss our claims against it on the basis that the ‘227 Patent is invalid under 35 U.S.C. §101.  On July 7, 2015, the Court issued a decision (i) denying Apple’s motion for summary judgment that our claim against it is barred by the Kessler doctrine, (ii) granted our cross-motion for partial summary judgment that the Kessler doctrine does not apply to this case as a matter of law, (iii) denied without prejudice the motions of Apple, Microsoft and other defendants for judgment on the pleadings that the ‘227 patent is invalid under 35 U.S.C.§101, and (iv) denied without prejudice our cross motion that the ‘227 Patent is not invalid under 35 U.S.C. Section 101 as a matter of law.  On July 23, 2015, Apple made a motion to modify the Court’s order, dated July 7, 2015, denying Apple’s motion for summary judgment under the Kessler Doctrine and granting our cross motion for summary judgment under the Kessler doctrine, to certify the order for appeal to the United States Court of Appeals for the Federal Circuit.  On August 28, 2015, we filed two motions for summary judgment that (i) issue preclusion bars Apple’s invalidity defenses and (ii) Apple’s claim preclusion and issue preclusion defenses to our infringement claim fail as a matter of law.  On September 11, 2015, Apple filed a cross-motion for summary judgment that issue preclusion and claim preclusion bar our infringement claim.  A decision on the motions is pending.  On September 24, 2015, the Court issued an order denying Apple’s motion to certify for appeal the Court’s prior ruling denying Apple’s motion to dismiss based on the Kessler doctrine.  The trial date for the Apple litigation has been scheduled for June 2016.

On November 6, 2015, we entered into a settlement agreement with Microsoft pursuant to which Microsoft (including its customers) received a non-exclusive fully paid license for the Mirror Worlds Patents for their remaining life in consideration of a lump sum payment to the Company of $4.65 million.  In addition, as customers of Microsoft, the pending litigation was also dismissed against Hewlett-Packard Corporation, Lenovo Group Ltd., Lenovo, Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics of America, Inc. and Samsung Telecommunications America L.L.C.

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

On June 27, 2012, defendant Axis Communications made a motion to dismiss, or alternatively to sever, on the grounds of misjoinder.  Several defendants joined in the motion.  On January 17, 2013, the Court granted in part defendants’ motion by granting severance and consolidating all the actions for pre-trial issues, except venue.  The litigation was stayed from March 2013 until January 2015 as a result of the then pending Inter Partes Review proceeding commenced by Avaya Inc., Dell Inc., Sony Corporation of America and Hewlett Packard Co. at the USPTO as described below.  On June 1, 2015, the Court granted the motion of Sony Corporation of America (and several of its affiliate defendants) to stay the litigation pending application of a party following a decision of the PTAB of the USPTO whether to institute the Petition for Covered Business Method Review (CBM) (see reference below to Sony’s Covered Business Method Review which has been denied).  It is anticipated that that the stay will be lifted and the litigation will proceed to trial.

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

Avaya Inc., Dell Inc., Sony Corporation of America and Hewlett Packard Co. were petitioners in three Inter Partes Review proceedings (which were joined together) (the “IPR Proceeding”) at the USPTO before the PTAB involving our Remote Power Patent. Petitioners in the IPR Proceeding sought to invalidate certain claims of our Remote Power as unpatentable.  A hearing on the merits of the IPR Proceeding was held on January 9, 2014.  On May 22, 2014, the PTAB issued its Final Written Decision in our favor rejecting a challenge to the patentability of our Remote Power Patent.  On July 24, 2014, the petitioners in the IPR Proceeding each filed a Notice of Appeal of the Patent Board’s decision to the United States Court of Appeals for the Federal Circuit.  On August 5, 2015, the United States Court of Appeals for the Federal Circuit affirmed the decision of the PTAB in our favor rejecting a challenge to the patentability of our Remote Power Patent.

On February 16, 2015, Sony Corporation of America filed a Petition for an ex parte reexamination with the USPTO seeking to invalidate certain claims of our Remote Power Patent.  On April 3, 2015, the USPTO issued an order granting Sony’s request for an ex parte reexamination of our Remote Power Patent.  On October 23, 2015, the USPTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate (“NIRC”) rejecting Sony’s challenge to the patentability of our Remote Power Patent.  The NIRC states that the USPTO intends to confirm the validity of the challenged claims of the Remote Power Patent (claims 6 and 8-23) without amendment or modification.

On February 16, 2015, Sony Corporation of America filed a Petition for Covered Business Method Review (CBM) seeking to invalidate certain claims of our Remote Power Patent.  On July 1, 2015, the PTAB of the USPTO issued a decision in our favor denying institution of the Covered Business Method Review filed by Sony and rejected a challenge to the patentability of our Remote Power Patent.  On September 29, 2015, the PTAB denied Sony’s Request for Rehearing regarding the PTAB’s decision denying institution of the Covered Business Method Review.  On November 5, 2015, the PTAB denied Sony’s second request for Rehearing by an expanded panel of the PTAB regarding the PTAB’s decision denying institution of the Covered Business Method Review.

ITEM 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and trading price of our common stock.  Our Annual Report on Form 10-K for the year ended December 31, 2014 (pages 14-25) filed with the Securities and Exchange Commission on March 5, 2015 includes a discussion of our risk factors and should be carefully considered by investors.  An additional risk factor has been added as set forth below:

In the future we could be classified  as a Personal Holding Company resulting in a 20% tax on our PHC Income that we do not distribute to our shareholders.

The personal holding company (“PHC”) rules under the Internal Revenue Code impose a 20% tax on a PHC’s undistributed personal holding company income (“PHC Income”), in general, taxable income subject to certain adjustments.  For a corporation to be classified as a PHC, it must satisfy two tests: (i) that more than 50% in value of its outstanding shares must be owned directly or indirectly by 5 or fewer individuals at anytime during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the “Ownership Test”) and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the “Income Test”).  During the second half of 2015 through the date of this quarterly report (as well as prior years), we did not meet the Ownership Test.  Due to the significant number of shares held by our largest shareholders, we will continually assess our share ownership to determine whether it meets the Ownership Test.  If the Ownership Test were met and the income generated by us were determined to constitute “royalties” within the meaning of the Income Test, we would constitute a PHC and we would be subject to a 20% tax on the amount of any PHC Income (which cannot be offset by our NOLs) that we do not distribute to our shareholders.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Issuances of Unregistered Securities

There were no such issuances during the three month period ended September 30, 2015.

Stock Repurchases

On August 22, 2011, we announced that our Board of Directors approved a share repurchase program to repurchase up to $2,000,000 of shares of our common stock over the next 12 months ("Share Repurchase Program").  On June 17, 2015, our Board of Directors authorized its fifth increase to our Share Repurchase Program authorizing the repurchase of up to an additional $2.0 million of shares of our common stock over the subsequent 12 month period (for a total of up to $14.0 million since inception of the program in August 2011).  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in our discretion.  The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors.  The Share Repurchase Program may be increased, suspended or discontinued at any time.  Since inception of the Share Repurchase Program in August 2011 through September 30, 2015, we have repurchased an aggregate of 6,853,802 shares of our common stock at an average per share price of $1.65 or an aggregate cost of $11,286,287 (exclusive of commissions).  During the nine month period ended September 30, 2015, we repurchased 1,154,734 shares of our common stock at an average price per share of $2.19 or an aggregate cost of $2,529,180.  During the three month period ended September 30, 2015, we repurchased 71,534 of our shares of common stock at an average price per share of $2.17 or an aggregate cost of $155,034 (exclusive of commissions).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs1)
July 1 to July 30, 2015	39,900	2.15	39,900	2,782,767
August 1 to August 31, 2015	21,700	2.17	21,700	2,735,750
September 1 to September 30, 2015	9,934	2.25	9,434	2,713,712
Total	71,534	2.17	71,534

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

NETWORK-1 TECHNOLOGIES, INC.

Date: November 16, 2015	By:	/s/ Corey M. Horowitz
Corey M. Horowitz
Chairman and Chief Executive Officer

Date: November 16, 2015	By:	/s/ David C. Kahn
David C. Kahn
Chief Financial Officer