Form 10-K
period 2015-12-31
NETWORK 1 TECHNOLOGIES INC
filed 2016-03-30
CIK 1065078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________.

Commission File Number:   1-15288

NETWORK-1 TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-3027591
(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification Number)

445 Park Avenue, Suite 912
New York, New York 10022
(Address of Principal Executive Offices)

Registrant's telephone number, including area code:  (212) 829-5770

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $.01 par value	NYSE MKT LLC

Securities registered under Section 12(g) of the Act:

Common Stock, $.01 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of June 30, 2015 was $23,701,649.94.  Shares of voting stock held by each officer and director and by each person, who as of June 30, 2015, may be deemed to have beneficially owned more than 10% of the voting stock have been excluded.  This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.
The number of shares outstanding of Registrant's common stock as of March 28, 2016 was 23,295,946.

ii

NETWORK-1 TECHNOLOGIES, INC.
2015 FORM 10-K

iii

PART I
Forward-looking statements:

THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS ABOUT FUTURE EVENTS AND EXPECTATIONS WHICH ARE "FORWARD-LOOKING STATEMENTS." ANY STATEMENT IN THIS 10-K THAT IS NOT A STATEMENT OF HISTORICAL FACT MAY BE DEEMED TO BE A FORWARD-LOOKING STATEMENT. FORWARD-LOOKING STATEMENTS REPRESENT OUR JUDGMENT ABOUT THE FUTURE AND ARE NOT BASED ON HISTORICAL FACTS. STATEMENTS CONTAINING SUCH WORDS AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "INTEND," "COULD," "ESTIMATE", "CONTINUE" OR "PLAN" AND SIMILAR EXPRESSIONS OR VARIATIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS REFLECT THE CURRENT RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATED TO VARIOUS FACTORS IN THIS REPORT AND IN OTHER FILINGS MADE BY US WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC"). BASED UPON CHANGING CONDITIONS, SHOULD ANY ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, INCLUDING THOSE DISCUSSED AS "RISK FACTORS" IN ITEM 1A AND ELSEWHERE IN THIS REPORT, OR SHOULD ANY OF OUR UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED IN THIS REPORT. WE UNDERTAKE NO OBLIGATION TO UPDATE, AND WE DO NOT HAVE A POLICY OF UPDATING OR REVISING THESE FORWARD-LOOKING STATEMENTS.  READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE THE STATEMENT WAS MADE. UNLESS THE CONTEXT OTHERWISE REQUIRES, THE TERMS "NETWORK-1", "COMPANY", "WE", "OUR", "US" MEAN NETWORK-1 TECHNOLOGIES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY, MIRROR WORLDS TECHNOLOGIES, LLC.

ITEM 1. BUSINESS
Overview
Our principal business is the development, licensing and protection of our intellectual property assets.  We presently own twenty-seven (27) patents including (i) the remote power patent ("Remote Power Patent") covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) the Mirror Worlds patent portfolio (the "Mirror Worlds Patent Portfolio") relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) the Cox patent portfolio (the "Cox Patent Portfolio") relating to enabling technology for identifying media content on the Internet and taking further action to be performed based on such identification; and (iv) the QoS patents (the "QoS Patents") covering systems and methods for the transmission of audio, video and data in order to achieve high quality of service (QoS) over computer and telephony networks.  In addition, we continually review opportunities to acquire or license additional intellectual property.
We have been actively engaged in the licensing of our Remote Power Patent (U.S. Patent No. 6,218,930).  As of March 1, 2016, we have entered into twenty (20) license agreements with respect to our Remote Power Patent which, among others, include license agreements with Cisco Systems, Inc., Extreme Networks, Inc., Netgear, Inc., Microsemi Corporation, Motorola Solutions, Inc., NEC Corporation, Samsung Electronics Co., Ltd, Huawei Technologies Co., Ltd and ShoreTel, Inc. (see Notes J[3] and J[4] to our financial statements included in this Annual Report).  Our current strategy includes continuing our licensing efforts with respect to our Remote Power Patent and monetizing the Mirror Worlds Patent Portfolio and Cox Patent Portfolio which we acquired in 2013 (see "Business – Cox Patent Portfolio - Patents Related to Identification of Media on the Internet" and "Business – Mirror Worlds Patent Portfolio - Patents Covering Document Stream Operating Systems" on pages 6-7 of this Annual Report).  In November 2015, we entered into a license agreement with Microsoft Corporation with respect to our Mirror Worlds Patent Portfolio (see "Legal Proceedings" at page 25 hereof).  In addition, we continue to seek to acquire additional intellectual property assets to develop, commercialize, license or otherwise monetize such intellectual property.  Our strategy includes working with inventors and patent owners to assist in the development and monetization of their patented technologies.  We may also enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.  The form of such relationships may differ depending upon the opportunity and may include, among other things, a strategic investment in such third party, the provision of financing to such third party or the formation of a joint venture with such third party or others for the purpose of monetizing their intellectual property assets.
Our acquisition strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as we have achieved with respect to our Remote Power Patent.  Our Remote Power Patent has generated licensing revenue in excess of $82,000,000 from May 2007 through December 31, 2015.  As part of our acquisition strategy, in 2013 we acquired an aggregate of thirteen (13) additional patents and six pending patent applications.  On February 28, 2013, we acquired from Dr. Ingemar Cox, a technology leader in digital watermarking content identification, digital rights management and related technologies, four U.S. patents (as well as a pending patent application) (these patents, the patent application and subsequently issued related patents are hereinafter referred to as the "Cox Patent Portfolio").  Since acquisition of the Cox Patent Portfolio, we have been issued seven additional patents by the United States Patent and Trademark Office ("USPTO") within the Cox Patent Portfolio.  On May 21, 2013, Mirror Worlds Technologies, LLC, our wholly-owned subsidiary, acquired from Mirror Worlds, LLC (which subsequently changed its name to Looking Glass LLC) nine U.S. patents and five pending patent applications (one of which was issued in November 2013) that enable unified search and indexing, displaying and archiving of documents in a computer system (these patents, the pending patent applications and subsequently issued related patents hereinafter referred to as the "Mirror Worlds Patent Portfolio").
We currently have several pending litigations for infringement of our Remote Power Patent, the Mirror Worlds Patent Portfolio and the Cox Patent Portfolio (see "Legal Proceedings" at pages 25-29 of this Annual Report).  In addition, certain patents within our Mirror Worlds Patent Portfolio and Cox Patent Portfolios are currently being challenged at the United States Patent and Trademark Office (USPTO) (see "Legal Proceedings" at pages 25-28 hereof.

Our Patents
Our intellectual property currently consists of twenty-seven (27) patents as follows:
Remote Power Patent
Patent covering the delivery of power over Ethernet cables for the purpose of remotely powering network devices such as wireless access ports, IP phones and network based cameras.
● U.S. Patent No. 6,218,930:  Apparatus And Method For Remotely Powering Access Equipment Over A 10/100 Switched Ethernet Network;
The Remote Power Patent expires in March 2020.
Mirror Worlds Patent Portfolio
Patents covering foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system.
● U.S. Patent No. 6,006,227: Document Stream Operating System;
● U.S. Patent No. 6,638,313:Document Stream Operating  System;
● U.S. Patent No. 6,725,427:  Document Stream Operating System With Document Organizing And Display Facilities;
● U.S. Patent No 6,496,857:  Delivering Targeted, Enhanced Advertisements Across Electronic Networks;
● U.S. Patent No. 6,768,999: Enterprise, Stream, Information Management System;
● U.S. Patent No. 7,865,538:  Desktop, Stream-Based, Information Management System;
● U.S. Patent No. 7,849,105:  Desktop, Stream-Based, Information Management System;
● U.S. Patent No. 8,255,439:  Desktop, Stream-Based, Information Management System;
● U.S. Patent No. 8,280,931:  Desktop, Stream-Based, Information Management System; and
● U.S. Patent No. 8,572,139:  Desktop, Stream-Based, Information Management System.
The expiration dates of the patents within the Mirror Worlds Patent Portfolio range from June 2016 to February 2020.

Cox Patent Portfolio
     Identification of Media Content on the Internet
● U.S. Patent No. 7,058,223:  Identifying Works For Initiating A Work-Based Action, Such As An Action On The Internet;
● U.S. Patent No. 8,010,998:  Using Features Extracted From An Audio And/Or Video Work To Obtain Information About The Work;
● U.S. Patent No. 8,020,187:  Identifying Works, Using A Sub-Linear Time Search Or A Non Exhaustive Search, For Initiating A Work-Based Action, Such As An Action On The Internet;
● U.S. Patent No. 8,205,237:  Identifying Works, Using A Sub-Linear Time Search, Such As An Approximate Nearest Neighbor Search, For Initiating A Work-Based Action, Such As An Action On The Internet;
● U.S. Patent No. 8,640,179:  Method For Using Extracted Features From An Electronic Work;
● U.S. Patent No. 8,656,441:  Systems For Using Extracted Features From An Electronic Work;
● U.S. Patent No. 8,782,726: Method For Taking Action Based On A Request Related To An Electronic Media Work;
● U.S. Patent No. 8,904,464:  Method For Tagging An Electronic Media Work To Perform Action;
● U.S. Patent No. 8,904,465:  System For Taking Action Based On A Request Related To An Electronic Media Work; and
● U.S. Patent No. 9,256,885: Method for Linking an Electronic Media Work To Perform an Action.
● U.S. Patent No. 9,282,359: System and Method for Taking Action with Respect to a Media Work From a Second Device.
The expiration dates of the patents within the Cox Patent Portfolio range from September 2021 to November 2023.  We currently have five pending patent applications with the USPTO relating to the Cox Patent Portfolio.

QoS Patents
Transmission of Audio, Video and Data
● U.S. Patent No. 6,574,242:  Method For The Transmission And Control Of Audio, Video, And C Data Over A Single Network Fabric;
● U.S. Patent No. 6,570,890:  Method For The Transmission And Control Of Audio, Video, And Computer Data Over A Single Network Fabric Using Ethernet Packets;
● U.S. Patent No. 6,539,011:  Method For Initializing And Allocating Bandwidth In A Permanent Virtual Connection For The Transmission And Control Of Audio, Video, And Computer Data Over A Single Network Fabric; and
● U.S. Patent No. 6,215,789:  Local Area Network For The Transmission And Control Of Audio, Video, And Computer Data.
The expiration date for the patents within the QoS family of patents is June 2019.  In August 2008, we were issued European Patent No. 1086556 titled "Integrated Voice and Data Communications over a Local Area Network" which covers the same technology as covered by our QoS Patents.  The patent has issued in France, Germany, Spain, the United Kingdom, Ireland and Canada.
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
The Institute of Electrical and Electronic Engineers (IEEE) is a non-profit, technical professional association of more than 370,000 individual members in approximately 160 countries. The Standards Association of the IEEE is responsible for the creation of global industry standards for a broad range of technology industries.  In 2000, at the urging of several industry vendors, the IEEE formed a task force to facilitate the adoption of a standardized methodology for the delivery of remote power over Ethernet networks which would insure interoperability among vendors of switches and terminal devices.  On June 13, 2003, the IEEE Standards Association approved the 802.3af Power over Ethernet standard (the "Standard"), which covers technologies deployed in delivering power over

Ethernet networks.  The Standard provides for the Power Sourcing Equipment (PSE) to be deployed in switches or as standalone midspan hubs to provide power to remote devices such as wireless access points, IP phones and network-based cameras. The technology is commonly referred to as Power over Ethernet ("PoE").  In 2009, the IEEE Standards Association approved 802.3 at, a new PoE standard which, among other things, increased the available power for delivery over Ethernet networks.  We believe that our Remote Power Patent covers several of the key technologies covered by both the 802.3af and 802.3at standards.
Ethernet is the leading local area networking technology in use today.  PoE technology allows for the delivery of PoE cables rather than by separate power cords.  As a result, a variety of network devices, including IP telephones, wireless LAN Access Points, web-based network security cameras, data collection terminals and other network devices, are able to receive power over existing data cables without the need to modify the existing infrastructure to facilitate the provision of power for such devices through traditional AC outlets.  Advantages such as lower installation costs, remote management capabilities, lower maintenance costs, centralized power backup, and flexibility of device location as well as the advent of worldwide power compatibility, led to PoE becoming widely adopted in networks throughout the world.
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
These and other advantages such as remote management capabilities, lower maintenance costs, and flexibility of device location have resulted in PoE technology being widely adopted in networks throughout the world.  The benefits of PoE are compelling as evidenced by the introduction of products by such leading vendors such as Cisco Systems, Foundry Networks, Extreme Networks, 3Com, Siemens, Nortel Networks and Avaya, as well as many others.
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
In June 2014, we repurchased from Looking Glass LLC for $505,000 all of the aforementioned warrants to purchase an aggregate of 1,750,000 shares of our common stock.  In November 2013, we received a new patent (U.S. Patent No. 8,572,139) from the USPTO entitled "Desktop Streamed-Based, Information Management System".  This new patent issuance related to one of the pending applications acquired as part of the Mirror Worlds Patent Portfolio in May 2013.

The inventions relating to document stream operating systems covered by the Mirror Worlds Patent Portfolio resulted from the work done by Yale University computer scientist, Professor David Gelernter, and his then graduate student, Dr. Eric Freeman, in the mid-1990s. Certain aspects of the technologies developed by David Gelernter were commercialized in their company's product offering called "Scopeware." Technologies embodied in Scopeware are now common in various computer and web-based operating systems.  Professor Gelernter and Dr. Freeman each entered into consulting agreements with us as part of our acquisition of the Mirror Worlds Patent Portfolio.  Professor Gelernter and Dr. Freeman are currently associated with Lifestreams Technologies Corporation ("Lifestreams"), a company that develops next generation applications and methodologies aimed at organizing and displaying digital data.  Lifestreams is a licensee of our Mirror Worlds Patent Portfolio.
As part of the acquisition of the Mirror Worlds Patent Portfolio, we also entered into an agreement with Recognition Interface, LLC ("Recognition"), an entity that financed the commercialization of the Mirror Worlds Patent Portfolio prior to its sale to Mirror Worlds, LLC and also retained an interest in the licensing proceeds of the Mirror Worlds Patent Portfolio.  Pursuant to the terms of the agreement with us, Recognition received (i) 5-year warrants to purchase 250,000 shares of our common stock at $1.40 per share, and (ii) 5-year warrants to purchase 250,000 shares of our common stock at $2.10 per share. Recognition also was granted the right to designate one member of the Board of Directors of our wholly-owned subsidiary, Mirror Worlds Technologies, LLC, that consists of three members. Recognition's initial Board designee was Frank Weil, Chairman of Abacus and Associates, Inc., a private investment firm in New York, New York.  Mr. Weil headed the International Trade Administration of the United States Department of Commerce from 1977-1979. He was Chairman of the Finance Committee and Chief Financial Officer of the investment firm of Paine Webber Inc. from 1972-1977. Mr. Weil first met Professor Gelernter in the mid 1990's and assisted in the early development and financing of Mirror Worlds and its Scopeware product offering.
Recognition also received from us an interest in the net proceeds realized from our monetization of the Mirror Worlds Patent Portfolio as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; and (iii) 20% of any portion of the net proceeds in excess of $250 million.
In addition, in connection with our agreement with Recognition, Abacus and Associates, Inc., an entity affiliated with Recognition, received a 60-day warrant to purchase 500,000 shares of our common stock at $2.05 per share (the "60 Day Warrant").  In accordance with the Recognition Agreement, as a result of the exercise of the 60 Day Warrant on July 22, 2013 and the Company's receipt of the aggregate exercise price of $1,250,000, we issued to Recognition additional 5-year warrants to purchase 250,000 shares of our common stock consisting of (i) warrants to purchase 125,000 shares of common stock at an exercise price of $1.40 per share and (ii) warrants to purchase 125,000 shares of common stock at an exercise price of $2.10 per share.

Cox Patent Portfolio - Patents Related to Identification of Media Content on the Internet
On February 28, 2013, we acquired from Dr. Ingemar Cox four patents (as well as a pending patent application) pertaining to enabling technology for identifying media content on the Internet (the "Cox Patent Portfolio") for a purchase price of $1,000,000 in cash and 403,226 shares of our common stock.  In addition, we are obligated to pay Dr. Cox 12.5% of the net proceeds generated by us from licensing, sale or enforcement of the Cox Patent Portfolio.  Dr. Cox provides consulting services to us with respect to the Cox Patent Portfolio and future patent applications and assists our efforts to develop the patent portfolio.
The Cox Patent Portfolio, currently consisting of eleven (11) patents, relates to enabling technology for identifying media content on the Internet, such as audio and video, and taking further action to be performed based on such identification.  The patents within our Cox Patent Portfolio are based on a patent application filed in 2000 and have patent terms extending into 2023.  Since the acquisition of the Cox Patent Portfolio in February 2013, we have filed twelve additional patent applications (seven of which have been issued and five of which are pending) relating to the Cox Patent Portfolio.  The claims in these five additional patents are generally directed towards systems and methods for using extracted features from electronic works to identify actions to be performed.
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
QoS Patents
We also own five additional patents as part of our QoS Patents, covering various methodologies that provide for allocating bandwidth and establishing QoS for delay sensitive data, such as voice, on packet data networks.  QoS issues become important when data networks carry packets that contain audio and video which may require priority over data packets traveling over the same network.  Covered within these patents are also technologies that establish bi-directional communications control channels between network-connected devices in order to support advanced applications on traditional data networks.  We believe that potential licensees of the technologies contained in these patents would be vendors deploying applications that require the low latency transport of delay sensitive data such as video over data networks.

Patent Acquisitions or Strategic Relationships
We continually seek to acquire additional intellectual property assets in order to develop, commercialize, license or otherwise monetize such intellectual property.  In May 2013, we acquired thirteen (13) additional patents as a result of the acquisitions of the Cox Patent Portfolio and the Mirror Worlds Patent Portfolio (see Note H[2] to our financial statements included in this Annual Report).  Since May 2013, we have been issued eight new patents from the USPTO pertaining to our Mirror Worlds and Cox Patent Portfolios.  In addition, as of March, 1, 2016, we had five pending patent applications related to our Cox Patent Portfolio.  We continually review opportunities to acquire or license additional intellectual property assets from individual inventors, technology companies and others for the purpose of pursuing licensing opportunities related to our existing intellectual property portfolio or otherwise.  In addition, we may enter into strategic relationships with such parties to develop, commercialize, license or otherwise monetize their intellectual property.  The form of such relationships may vary depending upon the opportunity and may include, among other things, a strategic investment in such third party, the provision of financing to such third party or the formation of a joint venture for the purpose of monetizing such third party's intellectual property assets.
Network-1 Strategy
Our strategy is to capitalize on our intellectual property assets by entering into licensing arrangements with third parties including manufacturers and users that utilize our intellectual property's proprietary technologies as well as any additional proprietary technologies covered by patents which may be acquired by us in the future.  Our current acquisition strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as has been the case with our Remote Power Patent.  Our Remote Power Patent has generated licensing revenue in excess of $82,000,000 from May 2007 through December 31, 2015.  In addition, we may enter into third party strategic relationships with inventors and patent owners to assist in the development and monetization of their patent technologies.
In connection with our activities relating to the protection of our intellectual property assets, or the intellectual property assets of third parties with whom we have strategic relationships in the future, it may be necessary to assert patent infringement claims against third parties whom we believe are infringing our patents or those of our strategic partners.  We are currently involved in several litigations to protect our patents including our Remote Power Patent, the Mirror Worlds Patent Portfolio and the Cox Patent Portfolio (see "Legal Proceedings" at pages 25-29 hereof). We have in the past successfully asserted litigation to protect our Remote Power Patent and have also been successful in defending proceedings at the USPTO challenging the validity of our Remote Power Patent (see "Legal Proceedings" at page 29 of this Annual Report).

Licensing – Remote Power Patent
To date we have entered into twenty (20) license agreements with respect to our Remote Power Patent.  Fourteen (14) of the twenty (20) license agreements are royalty bearing (either on a quarterly or annual basis) for the life of the Remote Power Patent (March 2020).  Licensees of our Remote Power Patent include major data network equipment manufacturers and others as follows:
• Cisco Systems, Inc.	• Motorola Solutions, Inc.
• Microsemi Corporation	• NEC Corporation
• Extreme Networks, Inc.	• Adtran, Inc.
• Samsung Electronics Co., Ltd	• Huawei Technologies Co., Ltd
• Netgear, Inc.	• Allied Telesis, Inc.
• Transition Networks, Inc.	• Enterasys Networks, Inc.
• GarretCom, Inc.	• Foundry Networks, Inc.
• Shoretel, Inc.	• SEH Technology, Inc.
• D-Link Corporation and D-Link Systems, Inc.	• Buffalo Technology (USA), Inc.
• BRG Precision Products, Inc.	• Zebra Technologies Corporation

We believe that additional potential licensees for our Remote Power Patent include, among others, Wireless Local Area Networking (WLAN) equipment manufacturers, Local Area Networking (LAN) equipment manufacturers, Voice Over IP Telephony (VOIP) equipment manufacturers, and network camera manufacturers.
Cisco License Agreement and July 2010 Settlement
In July 2010, we settled our patent litigation pending in the United States District Court for the Eastern District of Texas, Tyler Division, against Adtran, Inc, Cisco Systems, Inc. and Cisco-Linksys, LLC, (collectively, "Cisco"), Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., and 3Com Corporation, Inc.  As part of the settlement, Adtran, Cisco, Enterasys, Extreme Networks and Foundry Networks each entered into a settlement agreement with us and entered into non-exclusive licenses for our Remote Power Patent (the "Licensed Defendants").  Under the terms of the licenses, the Licensed Defendants paid us aggregate payments of approximately $32 million upon settlement and also agreed to license our Remote Power Patent for its full term, which expires in March 2020.  In accordance with our Settlement and License Agreement, dated May 25, 2011 (the "Agreement"), which expanded upon the July 2010 agreement, Cisco is obligated to pay us royalties (which began in the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent.  The royalty payments are subject to certain conditions including the continued validity of our Remote Power Patent, and the actual royalty amounts received may be less than the caps stated above.  Under the terms of the Agreement, if we grant other licenses with lower royalty rates to third parties (as defined in the Agreement), Cisco shall be entitled to the benefit of the lower royalty rates provided it agrees to the material terms of such other license.  Due to our annual royalty rate structure with Cisco which includes declining rates as the volume of PoE product sales increase during the year, royalties from Cisco are anticipated to be highest in the first quarter of the calendar year and decline for each of the remaining calendar quarters of the year.  However, in 2014 we had greater revenue from Cisco in the second quarter as compared to the first quarter because we recorded additional revenue from Cisco in the second quarter as a result of our audit of Cisco for the years ended December 31, 2013 and December 31, 2012 (see below and Note L to our financial statements included in this Annual Report). Under the terms of the Agreement, we have certain obligations to Cisco and if we materially breach such terms, Cisco will be entitled to stop paying royalties to us.  This would have a material adverse effect on our business, financial condition and results of operations.
Significant Licensees
For the year ended December 31, 2015, Cisco accounted for 51% of our revenue and Microsoft Corporation accounted for 28% of our revenue.  It is anticipated that one or a few of our licensees will continue to constitute a significant portion of our revenue for the foreseeable future.
Legal Representation
Russ, August & Kabat provides legal services to us with respect to our pending patent litigations filed in April 2014 and December 2014 against Google Inc. and YouTube LLC in the United States District Court for the Southern District of New York relating to certain patents within our Cox Patent Portfolio (see "Legal Proceedings" at pages 25-26 of this Annual Report).  The terms of our agreement with Russ, August & Kabat provide for legal fees on a full contingency basis ranging from 15% to 30% of the net recovery (after deduction of expenses) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved.  We are responsible for all of the expenses incurred with respect to this litigation.
Dovel & Luner, LLP provides legal services to us with respect to our patent litigation commenced in May 2013 against Apple, Inc., Microsoft, Inc. and other major vendors of document system software and computer systems in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of U.S. Patent No. 6,006,227 which is part of our Mirror Worlds Patent Portfolio (see Note J[2] to our financial statements included in this Annual Report).  The terms of our agreement with Dovel & Luner LLP provide for legal fees on a contingency basis ranging from 25% to 40% of the net recovery (after deduction of expenses) depending upon the stage of proceeding in which a result (settlement or judgment) is achieved, subject to certain agreed upon contingency fee caps depending upon the amount of the net recovery.  We are responsible for a certain portion of the expenses incurred with respect to the litigation.  For the year ended December 31, 2015, the Company incurred contingent legal fees of $1,439,000 and expenses of $862,000 to Dovel & Luner with respect to the litigation.
Dovel & Luner, LLP provides legal services to us with respect to our pending patent litigation filed in September 2011 against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, relating to our Remote Power Patent (see Note J[3] to our financial statements included in this Annual Report).  The terms of our agreement with Dovel & Luner LLP essentially provide for legal fees on a full contingency basis ranging from 12.5% to 35% of the net recovery (after deduction for expenses) depending on the stage of the proceeding in which a result (settlement or judgment) is achieved.  We are responsible for a certain portion of the expenses incurred with respect to the litigation.  During the year ended December 31, 2015 and December 31, 2014, we incurred legal fees and expenses of $745,000 and $239,000, respectively, to Dovel & Luner LLP with respect to this matter.
Dovel & Luner, LLP also provided legal services to us with respect to our litigation settled in July 2010 against Cisco and several other major data networking equipment manufacturers relating to our Remote Power Patent (see Note J[4] to our financial statements included in this Annual Report).  The terms of our agreement with Dovel & Luner, LLP provided for us to pay legal fees of up to a maximum aggregate cash payment of $1.5 million plus a contingency fee of up to 24% (based on the settlement being achieved at the trial stage).  Accordingly, we have a continuing obligation to pay Dovel & Luner LLP a contingency fee of 24% with respect to the ongoing royalties we receive from Cisco.  During the year ended December 31, 2015 and December 31, 2014, we incurred total contingency fees and expenses of $2,157,000 and $2,691,000, respectively, to Dovel & Luner, LLP with respect to this matter (which included legal fees of local counsel).
Competition
With respect to our ability to acquire additional intellectual property assets or enter into strategic relationships with third parties to monetize their intellectual property assets, we face considerable competition from other companies, many of which have significantly greater financial and other resources than we have.  The patent licensing and enforcement industry has grown over the past several years and there has been a material increase in the number of companies seeking to acquire intellectual property assets from third parties or to provide financing to third parties seeking to monetize their intellectual property. Entities including, among others, Acacia Research Corporation (NASDAQ:ACTG), Vringo, Inc. (NYSE MKT:VRNG), Intellectual Ventures, WiLan Inc. (NASDAQ:WILN), VirnetX Holdings Corp. (NYSE MKT:VHC), Marathon Patent Group, Inc. (NASDAQ:MARA) and RPX Corporation (NASDAQ:RPXC), seek to acquire intellectual property or partner with third parties to license or enforce intellectual property rights.  In addition, we also compete with strategic corporate buyers with respect to the acquisition of intellectual property assets.  It is expected that others will enter this market as well. Many of these competitors have significantly greater financial and human resources than us.
We may also compete with litigation funding firms such as Burford Capital Limited, Fortress Investment Group, Gerchen Keller Capital, LLC, Parabellum Capital LLC and Betham Capital LLC, venture capital firms and hedge funds for intellectual property acquisitions and licensing opportunities.  Many of these competitors also have greater financial resources and human resources than us.
The industries and markets covered by our intellectual property are characterized by intense competition and rapidly changing business conditions, customer requirements and technologies.  Other companies may develop competing technologies that offer better or less expensive alternatives to PoE (covered by our Remote Power Patent) or the technologies covered by our other intellectual property assets.  Such competing technologies may adversely impact our licensing revenue.  Moreover, technological advances or entirely different approaches developed by one or more of our competitors or adopted by various standards groups could render our Remote Power Patent and our other intellectual property assets obsolete, less marketable or unenforceable.

Regulatory Environment
If new legislation, regulations or rules are implemented either by Congress, the U.S. Patent and Trademark Office or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our business, financial condition and results of operations.  United States patent laws were amended by the Leahy-Smith America Invents Act, referred to as the "America Invents Act", which became effective on March 16, 2013. The America Invents Act includes a number of significant changes to U.S. patent law. In general, it attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation and new administrative post-grant review procedures to challenge the patentability of issued patents outside of litigation, including Inter Partes Review (IPR) and Covered Business Method Review (CBM) proceedings which provide third parties a timely, cost effective alternative to district court litigation to challenge the validity of an issued patent. The America Invents Act and its implementation has increased the uncertainties and costs surrounding the enforcement of patent rights which could have a material adverse effect on our business, financial condition and results of operations.
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
In addition to the materials that are posted on our website, you may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and other information statements, and other information regarding issuers, including us, that file electronically with the SEC. The Internet address of the SEC's Internet site is http://www.sec.gov.
Employees and Consultants

As of March 1, 2016, we had two full-time employees, one part-time employee and one consultant providing monthly services to us.

ITEM 1A.   RISK FACTORS
We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations.  The following highlights some of the factors that have affected, and in the future could affect, our operations.
Our operating history makes it difficult to evaluate our current business and future prospects as well as the effectiveness of our business strategy.
We acquired our first patent assets (which included our Remote Power Patent) in November 2003 and first generated revenue from our Remote Power Patent in May 2007.  We next acquired our Mirror Worlds Patent Portfolio and Cox Patent Portfolio in 2013.  Our strategy is to acquire high quality patents that management believes have the potential to generate significant licensing opportunities as has been the case with our Remote Power Patent. Our Remote Power Patent has generated revenue in excess of $82,000,000 from May 2007 through December 31, 2015. To date we have generated $4,650,000 of revenue from our Mirror Worlds Patent Portfolio and no revenue from our Cox Patent Portfolio.  Accordingly, our success to date in executing our strategy in the patent licensing and enforcement business has been largely limited to one patent – our Remote Power Patent.  Our future success depends upon our ability to protect our Remote Power Patent, successfully monetize our Mirror Worlds Patent Portfolio and our Cox Patent Portfolio and acquire and successfully monetize additional patent assets.  In light of our track record to date, the uncertainty of patent litigation, the significant time and resources needed to successfully monetize patent assets and the competition faced by us to acquire patent assets, there is a significant risk that we may not be able to grow our revenue and profit and continue to successfully implement our business strategy.
Our success is dependent upon our ability to protect our patents.
Our success is substantially dependent upon our proprietary technologies and our ability to protect our intellectual property rights.  We currently own twenty-seven (27) patents that relate to various technologies including (i) our Remote Power Patent covering the delivery of power to certain devices over PoE networks, (ii) our Mirror Worlds Patent Portfolio relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system, (iii) our Cox Patent Portfolio relating to identification of media content, and (iv) our QoS patents covering the transmission of audio, voice and data in order to achieve high quality of service (QoS) over computer and telephony networks.  We have successfully defended several challenges to certain claims of our Remote Power Patent at the USPTO (see "Legal Proceedings" at pages 28-29 hereof)  However, the validity of our Remote Power Patent and other patents acquired by us as part of the acquisition of the Mirror Worlds Patent Portfolio and the Cox Patent Portfolio are currently being challenged in patent infringement litigation pending in the courts or proceedings at the USPTO.  (see "Legal Proceedings" at pages 25-27 of this Annual Report).  We rely upon our patents and trade secret laws, non-disclosure agreements with our employees, consultants and third parties to protect our intellectual property assets.  The complexity of patent and common law and the uncertainty of the outcome of litigation create risk that our efforts to protect our intellectual property assets may not be successful.  We cannot assure you that our patents will be upheld or that third parties will not invalidate our patent assets.  If our intellectual property assets are not upheld, particularly our Remote Power Patent, such an event would have a material adverse effect on our business, financial condition and results of operations as our revenue stream is largely dependent upon the continued validity of our Remote Power Patent.
If we are unsuccessful in legal proceedings involving our intellectual property, including if any of the claims of defendants to invalidate our patents are successful, such a result would have a material adverse effect on our business.
We currently have several litigations pending in the courts against parties whom we believe require a license to our patents including (i) litigation against eight (8) data networking equipment manufacturers commenced in September 2011 relating to our Remote Power Patent, (ii) litigation against Apple, Inc. commenced in May 2013 with respect to one of our patents within our Mirror Worlds Patent Portfolio and (iii) two litigations against Google and YouTube with respect to patents within our Cox Patent Portfolio.  We also face proceedings at the USPTO challenging the validity of certain claims pertaining to patents within our Cox Patent Portfolio and Mirror Worlds Patent Portfolio.  In addition, in the future we may commence patent litigation against third parties alleging infringement of our patents.  Patent litigation is inherently risky and the outcome is uncertain.  The defendants in our pending litigations and proceedings at the USPTO are all large, well-financed companies with substantially greater resources than us. We may not be successful in such litigation and the outcome of such litigation could be harmful to us.  In addition, it is customary for defendants in patent litigation to assert claims seeking to invalidate our patents including commencement of proceedings at the USPTO, as is the case with respect to our pending patent litigations.  If we are unsuccessful in enforcing and validating our patents and/or if third party claims against us seeking to invalidate our patents are successful, they may be able to obtain injunctive or other equitable relief, which effectively could block our ability to license or otherwise capitalize on our proprietary technologies. Furthermore, then existing licensees of our patents may no longer be obligated to pay royalties to us.  Successful litigation against us resulting in a determination that our patents, particularly our Remote Power Patent, are not valid or enforceable, and/or that third parties do not infringe, would have a material adverse effect on our business, financial condition and results of operations.
Our revenue and profit is currently largely dependent upon the continued validity of our Remote Power Patent.
All of our revenue to date has been generated by our Remote Power Patent except for $4,650,000 of revenue relating to a settlement and license in November 2015 for our Mirror Worlds Patent Portfolio.  We currently have fourteen (14) license agreements pursuant to which licensees have an obligation to pay us royalties on an ongoing basis.  Such royalty bearing licenses include, among others, agreements with Cisco Systems, Inc., LLC, Microsemi Corporation, Netgear, Inc., Motorola Solutions, Inc., NEC Corporation and ShoreTel Inc..  The obligation of licensees of our Remote Power Patent to continue to make royalty payments to us is contingent upon the continued validity of our Remote Power Patent.  The validity and infringement of our Remote Power Patent is currently at issue in our pending litigation against eight (8) data equipment manufacturers in the United States District Court for the Eastern District of Texas (see "Legal Proceedings" at page 28 hereof).  In the event our Remote Power Patent is determined to be invalid, licensees of our Remote Power Patent would have no further obligation to make royalty payments to us which would have a material adverse effect on our business, financial condition and results of operations.

We may not be able to capitalize on our strategy to acquire high quality patents with significant licensing opportunities or enter into strategic relationships with third parties to license or otherwise monetize their intellectual property.
Based upon the success we have achieved to date from licensing our Remote Power Patent, the acquisition of an aggregate of thirteen (13) additional patents in 2013 and eight new patents issued to us by the USPTO thereafter, we believe we have the expertise and sufficient capital to compete in the intellectual property monetization market and to enter strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.  However, we may not be able to acquire additional intellectual property or, if acquired, we may not achieve material revenue or profit from such intellectual property.  Acquisitions of patent assets are competitive, time consuming, complex and costly to consummate.  Our strategy is to focus on acquiring high quality patent assets which management believes have the potential for significant licensing opportunities.  These high quality patent opportunities are difficult to find and are often very competitive to acquire.  In addition, such acquisitions present material risks.  Even if we acquire additional patent assets, such as our Mirror Worlds Patent Portfolio acquired in 2013 (see Note H[2] to our financial statements included in this Annual Report), we may not be able to achieve significant licensing revenue or even generate sufficient revenue related to such patent assets to offset the acquisition costs and the legal fees and expenses which may be incurred to enforce, license or otherwise monetize such patents.  In addition, we may not be able to enter into strategic relationships with third parties to license or otherwise monetize their intellectual property and, even if we consummate such strategic relationships, we may not achieve material revenue or profit from such relationships.
We are largely dependent upon our license agreement with Cisco for a significant portion of our revenue.  The loss of Cisco as a licensee would have a material adverse effect on our business.
Cisco Systems, Inc. accounted for 51% and 87% of our revenue for the years ended December 31, 2015 and December 31, 2014, respectively.  In accordance with our Settlement and License Agreement, dated May 25, 2011, with Cisco (the "Agreement"), Cisco is obligated to pay us royalties on a quarterly basis (which began in the first quarter of 2011 and continues through the full term of our Remote Power Patent which expires in March 2020) based on its sale of PoE products in the United States, up to the maximum royalties per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent (March 2020).  The royalty payments are subject to certain conditions including the continued validity of our Remote Power Patent.  The actual royalty payments may be less than the caps stated above.  Under the terms of the Agreement, if we grant other licenses with lower royalty rates to third parties (as defined in the Agreement), Cisco shall be entitled to the benefit of the lower royalty rates provided it agrees to the material terms of such other license.  Under the terms of the Agreement, we have certain obligations to Cisco and if we materially breach such terms, Cisco will be entitled to stop paying royalties to us.  In addition, if our Remote Power Patent is declared invalid, Cisco would have no further obligation to pay us royalties.  The aforementioned event would have a material adverse effect on our business, financial condition and results of operations.

We may not be successful in enforcing or defending our Mirror Worlds Patent Portfolio or Cox Patent Portfolio.
We acquired our Mirror Worlds Patent Portfolio and Cox Patent Portfolio in 2013, which together currently consist of twenty-one (21) patents.  In November 2015, we entered into our first material license agreement with respect to our Mirror Worlds Patent Portfolio with Microsoft Corporation which resulted in revenue of $4,650,000.  We have not yet achieved any revenue from our Cox Patent Portfolio.  We are currently enforcing patents within our Mirror Worlds Patent Portfolio and Cox Patent Portfolio against defendants who are challenging these patents (see "Legal Proceedings" at pages 25-28 hereof).  We may not be successful in enforcing or defending our Mirror Worlds Patent Portfolio or our Cox Patent Portfolio, which would have a negative impact on our future revenue growth and profits.
In the future we could be classified  as a Personal Holding Company resulting in a 20% tax on our PHC Income that we do not distribute to our shareholders.

The personal holding company ("PHC") rules under the Internal Revenue Code impose a 20% tax on a PHC's undistributed personal holding company income ("PHC Income" which means, in general, taxable income subject to certain adjustments).  For a corporation to be classified as a PHC, it must satisfy two tests: that (i) more than 50% in value of its outstanding shares must be owned directly or indirectly by 5 or fewer individuals at anytime during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the "Ownership Test") and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the "Income Test").  During the second half of 2015 through the date of this Annual Report (as well as prior years), we did not meet the Ownership Test.  Due to the significant number of shares held by our largest shareholders, we will continually assess our share ownership to determine whether it meets the Ownership Test.  If the Ownership Test were met and the income generated by us were determined to constitute "royalties" within the meaning of the Income Test, we would constitute a PHC and we would be subject to a 20% tax on the amount of any PHC Income (which cannot be offset by our NOLs) that we do not distribute to our shareholders.
It may be difficult for us to verify royalty amounts owed to us under our license agreement with Cisco and our other licensees, and this may cause us to lose potential revenue.
The standard terms of our royalty bearing license agreements require our licensees to report the sale of licensed products and report this data to us in most cases on a quarterly basis.  Although our standard license terms give us the right to audit books and records of our licensees to verify this information, audits can be expensive, time consuming, incomplete and subject to dispute.  From time to time, we may audit certain of our licensees (as we did with Cisco in 2014 as referenced below) to verify independently the accuracy of the information contained in their royalty reports in an effort to decrease the likelihood that we will not receive the revenue to which we are entitled under the terms of our license agreements.  However, we cannot give assurances that these audits will be frequent enough and/or effective to that end.  There is no certainty that we will receive additional revenue from an audit and in some cases there may be an over-payment which will be credited against future royalties under our license agreements.

In late December 2013, we exercised our right to audit the royalties paid to us by Cisco for the years 2012 and 2013 (the "Audit Period") in accordance with our May 2011 license agreement with Cisco.  As a result of the audit, Cisco agreed to pay us additional royalty payments pursuant to the May 2011 license agreement of $3,281,000 for the Audit Period and other periods covered by the license agreement. These additional aggregate royalty payments of $3,281,000 were all recorded as revenue in the three month period ended June 30, 2014, at the time we completed our audit and additional royalty payments were agreed to by the parties.
Our current licenses for our Remote Power Patent may not continue to result in significant revenue and do not necessarily mean we will achieve additional license agreements.
For the year ended December 31, 2015 and December 31, 2014, we achieved revenue of $16,565,000 and $12,309,000 (which included $3,281,000 of additional royalty payments from Cisco as a result of our audit (See Note L to our financial statements included in this Annual Report), respectively.  We currently have royalty bearing license agreements for our Remote Power Patent with fourteen (14) licensees including, among others, Cisco Systems, Inc., Netgear, Inc., Microsemi Corporation, Extreme Networks, Inc., Motorola Solutions, Inc., NEC Corporation and ShoreTel Inc., pursuant to which such parties are obligated to pay us on-going royalties on a monthly or quarterly basis.  Notwithstanding such royalty bearing license agreements, we may not continue to achieve significant revenue from such license agreements.  Our failure to continue to achieve significant revenue from our existing license agreements would have a material adverse effect on our business, financial condition and results of operations.  In addition, we may not be able to consummate additional licensing agreements resulting in material revenue with respect to our Remote Power Patent.
Our current licensing revenue depends upon the continued viability of the PoE market.
Ethernet is the leading local area networking technology in use today.  PoE technology allows for the delivery of power over Ethernet ("PoE") cables rather than by separate power cords.  As a result a wide variety of network devices, including IP telephones, wireless LAN access points, web-based network security cameras, data collection terminals and other network devices are able to receive power over existing data cables.  The failure of the PoE market to remain viable would have a material adverse effect on licensing revenue for our Remote Power Patent which is currently our sole patent generating on-going licensing revenue.

A limited number of our licensees account for a significant portion of our total revenues.
One of our licensees, Cisco Systems, Inc. accounted for 51% and 87% (including the additional revenue from our Cisco audit in 2014 – see Note L to our financial statements included in this Annual Report) of our revenue for the years ended December 31, 2015 and December 31, 2014, respectively.  Microsoft Corporation accounted for 28% of our revenue in 2015.  It is anticipated that a few licensees will continue to constitute a significant portion of our revenue for the foreseeable future.  To the extent sales of PoE products by our significant licensees are adversely affected our revenues will be significantly impacted.
Our pending patent infringement litigations in the courts involving our Remote Power Patent, the Mirror Worlds Patent Portfolio and the Cox Patent Portfolio may be time consuming and costly.
We have a pending litigation in the United States District Court for the Eastern District of Texas, Tyler Division against eight (8) data networking equipment manufacturers for infringement of our Remote Power Patent.  We also have a pending litigation (currently scheduled for trial in July 2016) against Apple, Inc. in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our '227 Patent, which was one of the nine (9) patents acquired from Mirror Worlds LLC.  In April 2014 and December 2014, we initiated patent litigation in the United States District Court for the Southern District of New York against Google and YouTube for infringement of several of our patents within our Cox Patent Portfolio.  The litigation pertaining to our Cox Patent Portfolio is currently stayed pending resolution of proceedings at the USPTO (see "Legal Proceedings" at page 26 of this Annual Report).
We anticipate that the above referenced litigations in federal court (and proceedings at the USPTO) could continue for some time and while we have contingent legal fee arrangements with our patent litigation counsel in each litigation (excluding proceedings at the USPTO), we are responsible for a portion of the expenses which are anticipated to be material.  In addition, the time and effort required of our management to effectively pursue these litigations is likely to be significant and it may adversely affect other business opportunities.
We face intense competition to acquire intellectual property and enter into strategic relationships.
With respect to our ability to acquire additional intellectual property or enter into strategic relationships with third parties to monetize their intellectual property, we face considerable competition from other companies, many of which have significantly greater financial and other resources than we have.  The patent licensing and enforcement industry has grown significantly over the past several years and there has been an increase in the number of companies seeking to acquire intellectual property rights from third parties.  Companies including, among others, Acacia Research Corporation (NASDAQ:ACTG), Vringo, Inc. (NYSE MKT:VRNG), Intellectual Ventures, WiLan Inc. (NASDAQ:WILN), VirnetX Holdings Corp. (NYSE MKT:VHC), Marathon Patent Group, Inc. (NASDAQ:MARA) and RPX Corporation (NASDAQ:RPXC) seek to acquire or partner with third parties to license or enforce intellectual property rights.  It is expected that others will enter this market as well.  Many of these competitors have significantly more financial and human resources than us.
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
If new legislation, regulations or rules are implemented either by Congress, the USPTO or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our business, financial condition and results of operations.  United States patent laws were amended by the Leahy-Smith America Invents Act, referred to as the America Invents Act, which became effective on March 16, 2013. The America Invents Act includes a number of significant changes to U.S. patent law. In general, it attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation and new administrative post-grant review procedures to challenge the patentability of issued patents outside of litigation, including Inter Partes Review (IPR) and Covered Business Method Review (CBM) proceedings which provide third parties a timely, cost effective alternative to district court litigation to challenge the validity of an issued patent. For example, the America Invents Act changes the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought against individual parties allegedly infringing by their respective individual actions or activities.  The America Invents Act and its implementation has increased the uncertainties and costs surrounding the enforcement of patent rights, which could have a material adverse effect on our business, financial condition and results of operations.
Our quarterly and annual operating and financial results and our revenue are likely to fluctuate significantly in future periods.
Our quarterly and annual operating and financial results are difficult to predict and may fluctuate significantly from period to period.  Our revenue and net income was $16,565,000 and $4,107,000, respectively, for the year ended December 31, 2015 as compared to $12,309,000 and $1,766,000, respectively, for the year ended December 31, 2014.  Our revenue and net income was $8,017,000 and $1,016,000 for the year ended December 31, 2013 as compared to revenue of $8,698,000 and net income of $2,626,000 for the year ended December 31, 2012.  Our revenue was $7,398,000 with net income of $8,493,000 (including net income of $6,903,000 related to the recording of a deferred tax benefit) for the year ended December 31, 2011 as compared to revenue of $33,037,000 and net income of $19,236,000 for the year ended December 31, 2010 (which 2010 revenue and net income were primarily due to achieving a large settlement of a patent litigation in July 2010).  Accordingly, our revenue, net income and results of operations may fluctuate as a result of a variety of factors that are outside our control including, but not limited to, our ability and timing in consummating future license agreements for our intellectual property assets, the timing and extent of payments received by us from licensees, the timing and our ability to achieve successful outcomes from current and future patent litigation, and the timing and our ability to achieve revenue from future strategic relationships.

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
As of March 1, 2016, our executive officers and directors beneficially owned 32.8% of our outstanding common stock.  As a result, these stockholders may be able to exercise substantial control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets.  This concentration of ownership will limit other stockholders' ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

Our common stock may be delisted from the NYSE MKT LLC if we fail to comply with continued listing standards.
Our common stock is currently traded on the NYSE MKT LLC under the symbol "NTIP".  If we fail to meet any of the continued listing standards of the NYSE MKT LLC, our common stock could be delisted from NYSE MKT LLC.  Such delisting could adversely affect the price and trading (including liquidity) of our common stock.
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
In addition, other companies may develop competing technologies that offer better or less expensive alternatives to PoE and the other technologies covered by our intellectual property.  Moreover, technological advances or entirely different approaches developed by other companies or adopted by various standards groups could render our Remote Power Patent obsolete, less marketable or unenforceable.
Dependence upon CEO and Chairman.
Our success is largely dependent upon the personal efforts of Corey M. Horowitz, our Chairman, Chief Executive Officer and Chairman of our Board of Directors.  We are currently in discussions with Mr. Horowitz with respect to a new employment agreement for his continued services as our Chairman and Chief Executive Officer.  The loss of the services of Mr. Horowitz would have a material adverse effect on our business and prospects.  We do not maintain key-man life insurance on the life of Mr. Horowitz.
The burdens of being a public company may adversely affect us including our ability to pursue litigation.
As a public company, our management must devote substantial time, attention and financial resources to comply with U.S. securities laws.  This may have a material adverse effect on management's ability to effectively and efficiently pursue its business.  In addition, our disclosure obligations under U.S. securities laws require us to disclose information publicly that will be available to litigation opponents.  We may, from time to time, be required to disclose information that may have a material adverse affect on our litigation strategies. This information may enable our litigation opponents to develop effective litigation strategies that are contrary to our interests.

The significant number of options and warrants outstanding may adversely affect the market price for our common stock.
As of March 1, 2016, there were outstanding options and warrants to purchase an aggregate of 3,400,000 shares of our common stock at exercise prices ranging from $0.83 to $2.34.  To the extent that outstanding options and warrants are exercised, existing stockholder percentage ownership will be diluted and any sales in the public market of the common stock underlying such options may adversely affect prevailing market prices for our common stock.
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

We are also subject to the "anti-takeover" provisions of Section 203 of the Delaware General Corporation Law, which could prevent us from engaging in a "business combination" with a 15% or greater stockholder for a period of three years from the date such person acquired that status unless appropriate board or stockholder approvals are obtained.
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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.   PROPERTIES

We currently lease office space in New York City at a base rent of $3,700 per month under a lease which expires on May 31, 2017.  On June 16, 2011, we entered into a four-year lease commencing July 18, 2011 for offices in New Canaan, Connecticut.  In accordance with the lease, we paid a base rent of $6,400 per month for the first two years, $6,800 per month for the third year and $7,000 per month for the fourth year.  Effective August 1, 2015, we entered into an agreement to extend the lease for a four year period (expiring September 30, 2019) at a base rent of $7,000 per month for the first year (increasing $100 per month each year) which is subject to annual adjustments to reflect increases in real estate taxes and operating expenses.  On May 15, 2013, Mirror Worlds Technologies, LLC, our wholly-owned subsidiary, entered into a one year lease, at a base rent of $620 per month, to rent office space consisting of approximately 420 square feet in Tyler, Texas. On January 7, 2014, the lease was renewed for a fifteen (15) month period expiring on April 30, 2015 and was again renewed on February 5, 2015 for an additional year (expiring April 30, 2016).

ITEM 3:  LEGAL PROCEEDINGS
Cox Patent Portfolio – Google and YouTube Legal Proceedings
On April 4, 2014, we initiated litigation against Google Inc. and YouTube, LLC in the United States District Court for the Southern District of New York for infringement of several of our patents within our Cox Patent Portfolio which relate to the identification of media content on the Internet.  The lawsuit alleges that Google and YouTube have infringed and continue to infringe certain of our patents by making, using, selling and offering to sell unlicensed systems and related products and services, which include YouTube's Content ID system.  In May 2014, the defendants filed an answer to our complaint and asserted defenses of non-infringement and invalidity.
On December 3, 2014, we initiated a second litigation against Google and YouTube in the United States District Court for the Southern District of New York for infringement of our newly issued patent (part of the Cox Patent Portfolio) relating to the identification and tagging of media content (U.S. Patent No. 8,904,464).  The lawsuit alleges that Google and YouTube have infringed and continue to infringe the patent by making, using, selling and offering to sell unlicensed systems and products and services related thereto, which include YouTube's content ID system.  In January 2015, the defendants filed an answer to our complaint and asserted defenses of non-infringement and invalidity.

In December 2014, Google filed four petitions to institute Inter Partes Review proceedings at the PTAB of the USPTO pertaining to certain patents within our Cox Patent Portfolio asserted in the litigation filed in April 2014 as described above.  In each of the four Inter Partes Review petitions, Google seeks to invalidate certain claims of our patents within the Cox Patent Portfolio which have been asserted in our litigation against Google and YouTube.  On June 23, 2015, the PTAB issued an order instituting each of the four Inter Partes Review petitions for oral hearing.  The consolidated oral hearing was held on March 9, 2016 and a decision is pending.  The above referenced litigations that we commenced in the United States District Court for the Southern District of New York in April 2014 and December 2014 against Google and YouTube were stayed on July 2, 2015, until decisions are rendered by the PTAB following trial with respect to Inter Partes Review proceedings and the Covered Business Method Review referenced below.
On April 13, 2015, Google filed a Petition for Covered Business Method Review (CBM) at the PTAB seeking to invalidate claims pertaining to our U.S. Patent No. 8,904,464, the patent asserted in our litigation against Google and YouTube filed on December 3, 2014 as referenced above.  On October 19, 2015, the PTAB issued an order instituting the Covered Business Method Review for oral hearing on certain grounds.  The oral hearing is scheduled for May 11, 2016.
Mirror Worlds Patent Portfolio Litigation
On May 23, 2013, through our wholly-owned subsidiary Mirror Worlds Technologies, LLC, we initiated patent litigation in the United States District Court for the Eastern District of Texas, Tyler Division, against Apple Inc., Microsoft Corporation, Hewlett-Packard Company, Lenovo Group Ltd., Lenovo (United States), Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics America, Inc. and Samsung Telecommunications America L.L.C., for infringement of U.S. Patent No. 6,006,227 (the "'227" Patent") (one of the patents we acquired as part of the acquisition of the Mirror Worlds Patent Portfolio – see Note H[2] to our financial statements included in this Annual Report).  We seek, among other things, monetary damages based upon reasonable royalties.  The lawsuit alleges that the defendants have infringed and continue to infringe the claims of the '227 Patent by making, selling, offering to sell and using infringing products including Mac OS and Windows operating systems and personal computers and tablets that include versions of those operating systems, and by encouraging others to make, sell, and use these products.  In September 2013 and October 2013, the defendants filed their answers to our complaint. Defendants Apple and Microsoft also filed counterclaims for a declaratory judgment of non-infringement of our '227 Patent and invalidity of our '227 Patent.  On December 10, 2013, the litigation was severed into two consolidated actions, Mirror Worlds v. Apple, Inc. (Case No. 6:13-cv-419), and Mirror Worlds v. Microsoft, et al. (Case No. 6:13-cv-941).
A Markman hearing (a hearing in which the Court interprets and rules on the scope and meaning of disputed patent claim language regarding the patent at issue) for the two consolidated actions was held on November 13, 2014.  On January 14, 2015, the Court issued its claim construction order.  The Court ruled on the meaning of seven disputed claim terms, adopted our proposed construction for four of the disputed claims, provided its own construction for two claim terms and adopted defendants' proposed construction for one claim term.  On December 8, 2014, Apple Inc. filed a motion for summary judgment asserting that our infringement claims are barred under the Kessler doctrine, asserting among other things, that the accused Apple products are "essentially the same"

as products that were adjudged not to infringe the '227 patent in a prior legal proceeding by the prior owner of the Mirror Worlds patent portfolio against Apple(described below).  On January 29, 2015, we filed a cross-motion for partial summary judgment that the Kessler doctrine does not apply to this case as a matter of law.  On January 23, 2015, defendant Microsoft and certain PC manufacturer defendants filed a motion to dismiss our claims against them on the basis that our '227 Patent is invalid under 35 U.S.C. §101 asserting that the claims of the '227 patent are directed at an abstract idea and do not constitute patentable subject matter.  On February 13, 2015, Apple Inc. filed a similar motion to dismiss our claims against it on the basis that the '227 Patent is invalid under 35 U.S.C. §101.  On July 7, 2015, the Court issued a decision (i) denying Apple's motion for summary judgment that our claim against it is barred by the Kessler doctrine, (ii) granted our cross-motion for partial summary judgment that the Kessler doctrine does not apply to this case as a matter of law, (iii) denied without prejudice the motions of Apple, Microsoft and other defendants for judgment on the pleadings that the '227 patent is invalid under 35 U.S.C.§101, and (iv) denied without prejudice our cross motion that the '227 Patent is not invalid under 35 U.S.C. Section 101 as a matter of law.  On July 23, 2015, Apple made a motion to modify the Court's order, dated July 7, 2015, denying Apple's motion for summary judgment under the Kessler Doctrine and granting our cross motion for summary judgment under the Kessler doctrine, to certify the order for appeal to the United States Court of Appeals for the Federal Circuit.  On September 24, 2015, the Court issued an order denying Apple's motion to certify for appeal the Court's prior ruling denying Apple's motion to dismiss based on the Kessler doctrine.
On August 28, 2015, we filed two motions for summary judgment that (i) issue preclusion bars Apple's invalidity defenses and (ii) Apple's claim preclusion and issue preclusion defenses to our infringement claim fail as a matter of law.  On September 11, 2015, Apple filed a cross-motion for summary judgment that issue preclusion and claim preclusion bar our infringement claim.  On December 3, 2015, the Court issued an order granting our motion for summary judgment on preclusion and ruled that Apple will not be able to argue that the '227 Patent is invalid under Section 102 (anticipation) or Section 103 (obviousness) of the U.S. Patent Act based on the earlier case brought by the previous owner of the Mirror Worlds Patent Portfolio against Apple (Apple's invalidity argument will be limited to Section 101 (patentable subject matter) and Section 112 (indefiniteness)).  The Court's decision also affirms that we are not precluded, based on the outcome of the earlier case, from pursuing our patent infringement claims against Apple.  The trial date for the Apple litigation has been scheduled for July 2016.
On November 6, 2015, we entered into a settlement agreement with Microsoft pursuant to which Microsoft (including its customers) received a non-exclusive fully paid license for the Mirror Worlds Patent Portfolio for their remaining life in consideration of a lump sum payment to us of $4.65 million.  In addition, as customers of Microsoft, the pending litigation was also dismissed against Hewlett-Packard Corporation, Lenovo Group Ltd., Lenovo, Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics of America, Inc. and Samsung Telecommunications America L.L.C.
Several patents in our Mirror Worlds Patent Portfolio that we acquired from Mirror Worlds, LLC (now Looking Glass LLC) on May 21, 2013 were the subject of prior litigation in Mirror Worlds, LLC v. Apple, Inc. ("Apple") (No. 6:08-cv-00088). On October 1, 2010, a jury returned a verdict in that action in favor of Mirror Worlds upholding the validity of the three patents tried in the case (the '227 Patent, U.S. Patent Nos. 6,638,313 and 6,725,427), and finding that Apple had willfully infringed each of these patents. Further, the jury awarded Mirror Worlds $208.5 million in damages.  After the trial, the district court vacated the jury verdict on direct infringement, having also dismissed the indirect infringement case at the end of plaintiff's case-in-chief, because Mirror Worlds failed to present sufficient evidence of direct or indirect infringement. While the infringement, willfulness and damages verdicts were vacated at the trial level, the jury's validity verdicts were not overturned. On appeal the United States Court of Appeals for the Federal Circuit upheld the district court ruling dismissing the indirect infringement case and overturning the jury verdict on direct infringement. The validity of the '227 Patent has also been reaffirmed by the USPTO since the trial in reexamination proceedings initiated by Apple resulting in two re-examination certificates which further validate the '227 Patent.
Remote Power Patent Legal Proceedings
In September 2011, we initiated patent litigation against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  Named as defendants in the lawsuit, excluding affiliated parties, were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inc., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transition Networks, Inc.  We seek monetary damages based upon reasonable royalties.  In March 2012, we reached settlement agreements with defendants Motorola Solutions, Inc. ("Motorola") and Transition Networks, Inc. ("Transition Networks").  In October 2012, we reached a settlement with defendant GarretCom, Inc ("GarretCom").  In February 2013, we reached settlement agreements with Allied Telesis, Inc. ("Allied Telesis") and NEC Corporation ("NEC").  As part of the settlements, Motorola, Transition Networks, GarretCom, Allied Telesis and NEC each entered into a non-exclusive license agreement for our Remote Power Patent pursuant to which each such defendant agreed to license our Remote Power Patent for its full term (which expires in March 2020) and pay a license initiation fee and quarterly or annual royalties based on their sales of PoE products.  In March 2015 and July 2015, we reached settlements with defendants Samsung Electronics Co., Ltd. ("Samsung"), Huawei Technologies Co., Ltd. ("Huawei") and ShoreTel, Inc. ("ShoreTel").  Samsung and Huawei entered into a non-exclusive fully paid license agreement for our Remote Power Patent for its full term.  ShoreTel entered into a non-exclusive license agreement for the Remote Power Patent for its full term and paid a license initiation fee and agreed to pay quarterly royalties based upon its sales of PoE products.  As a result of the aforementioned settlements, there are currently eight remaining defendants.
On January 17, 2013, the Court granted in part defendants' motion to sever by granting severance and consolidating all the actions for pre-trial issues, except venue.  The litigation was stayed from March 2013 until January 2015 as a result of the then pending Inter Partes Review proceeding commenced by Avaya Inc., Dell Inc., Sony Corporation of America and Hewlett Packard Co. at the USPTO as described below.  On June 1, 2015, the Court granted the motion of Sony Corporation of America (and several of its affiliate defendants) to again stay the litigation pending application of a party following a decision of the PTAB of the USPTO whether to institute the Petition for Covered Business Method Review (CBM) (see reference below to Sony's Covered Business Method Review which has been denied).  It is anticipated that that the stay will be lifted in 2016 and the litigation will proceed to trial.

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
Avaya Inc., Dell Inc., Sony Corporation of America and Hewlett Packard Co. were petitioners in three Inter Partes Review proceedings (which were joined together) (the "IPR Proceeding") at the USPTO before the PTAB involving our Remote Power Patent. Petitioners in the IPR Proceeding sought to invalidate certain claims of our Remote Power as unpatentable.  A hearing on the merits of the IPR Proceeding was held on January 9, 2014.  On May 22, 2014, the PTAB issued its Final Written Decision in our favor rejecting a challenge to the patentability of our Remote Power Patent.  On July 24, 2014, the petitioners in the IPR Proceeding each filed a Notice of Appeal of the Patent Board's decision to the United States Court of Appeals for the Federal Circuit.  On August 5, 2015, the United States Court of Appeals for the Federal Circuit affirmed the decision of the PTAB in our favor rejecting a challenge to the patentability of our Remote Power Patent.
On February 16, 2015, Sony Corporation of America filed a Petition for an ex parte reexamination with the USPTO seeking to invalidate certain claims of our Remote Power Patent.  On April 3, 2015, the USPTO issued an order granting Sony's request for an ex parte reexamination of our Remote Power Patent.  On November 9, 2015, the USPTO issued Reexamination Certificate C2, rejecting Sony's challenge to the validity of our Remote Power Patent.
On February 16, 2015, Sony Corporation of America filed a Petition for Covered Business Method Review (CBM) seeking to invalidate certain claims of our Remote Power Patent.  On July 1, 2015, the PTAB of the USPTO issued a decision in our favor denying institution of the Covered Business Method Review filed by Sony and rejected a challenge to the patentability of our Remote Power Patent.  On September 29, 2015, the PTAB denied Sony's Request for Rehearing regarding the PTAB's decision denying institution of the Covered Business Method Review.  On November 5, 2015, the PTAB denied Sony's second request for Rehearing by an expanded panel of the PTAB regarding the PTAB's decision denying institution of the Covered Business Method Review.

ITEM 4.   MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. Our common stock became listed for trading on the NYSE MKT under the symbol "NTIP" on November 19, 2014.  Before November 19, 2014, our common stock traded on the OTC Bulletin Board under the symbol "NTIP".  The following table sets forth, for the periods indicated, the range of the high and low bid prices for our common stock as reported by OTCBB.com up to and including the third quarter of 2014.  Such prices reflect inter-dealer quotations, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  For the fourth quarter of 2014, the summary table shows (i) the higher of the high sales price on the NYSE MKT or the high closing bid price as reported by the OTCBB (prior to November 19, 2014), and (ii) the lower of the low sales price on the NYSE MKT or the low closing bid price as reported by the OTCBB (prior to November 19, 2014).  For the year ended December 31, 2015, the table sets forth the high and low sales price on the NYSE MKT for the periods indicated.
YEAR ENDED DECEMBER 31, 2015	HIGH	LOW

Fourth Quarter	$2.32	$1.74
Third Quarter	$2.99	$1.49
Second Quarter	$2.40	$1.59
First Quarter	$2.39	$2.01

YEAR ENDING DECEMBER 31, 2014	HIGH	LOW

Fourth Quarter	$2.37	$2.00
Third Quarter	$2.15	$1.90
Second Quarter	$2.00	$1.46
First Quarter	$1.75	$1.40

On March 24, 2016, the closing price for our common stock as reported on the NYSE MKT was $2.00 per share. The number of record holders of our common stock was 56 as of March 24, 2016. In addition, we believe there are in excess of approximately 700 holders of our common stock in "street name" as of March 24, 2016.
Dividend Policy.  We did not pay any dividends to our stockholders during the year ended December 31, 2015.  In December 2010, the only time in our history, we paid a special dividend of $0.10 per share on our outstanding shares of common stock.  We do not have any plans to pay dividends in the foreseeable future.  The declaration and payment of any future dividends will be at the discretion of our Board of Directors and will depend upon a variety of factors, including future earnings, if any, operations, capital requirements, our general financial condition, the preferences of any series of preferred stock, our general business conditions and future contractual restrictions on payment of dividends, if any.
Recent Issuances of Unregistered Securities.  There were no unregistered sales of equity securities during the quarter ended December 31, 2015.

Issuer Purchases of Equity Securities.  On August 22, 2011, we announced that our Board of Directors approved a share repurchase program to repurchase up to $2,000,000 of shares of our common stock over the next 12 months ("Share Repurchase Program").  On June 17, 2015, our Board of Directors authorized its fifth increase to our Share Repurchase Program to repurchase up to an additional $2,000,000 of our common stock over the subsequent 12 month period (for a total of up to $14,000,000 since inception of the Share Repurchase Program).  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the Company's discretion.  The timing and amount of the shares repurchased will be determined by management based on its evaluation of market conditions and other factors.  The repurchase program may be increased, suspended or discontinued at any time.
During the months of October, November and December 2015, we repurchased common stock pursuant to our Share Repurchase Program as indicated below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares) that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2015 to October 31, 2015	21,400	$2.05	21,400	$2,669,894
November 1, 2015 to November 30, 2015	3,700	$2.00	3,700	$2,662,490
December 1, 2015 to December 31, 2015	3,702	$1.98	3,702	$2,655,176
Total	28,802	$2.03	28,802

During the year ended December 31, 2015, we repurchased an aggregate of 1,183,536 shares of our common stock pursuant to the Share Repurchase Program at a cost of $2,587,716 (exclusive of commissions) or an average price per share of $2.19.
Since inception of our Share Repurchase Program (August 2011) through March 1, 2016, we have repurchased an aggregate of 6,882,604 shares of our common stock at a cost of $11,344,823 (exclusive of commissions) or an average per share price of $1.65.

Equity Compensation Plan Information
The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2015.
	(a) Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (a)
Equity compensation plans approved by security holders (1)	385,000	$1.84	2,215,000
Equity compensation plans not approved by security holders(2)	2,470,000	$1.25	—
Total	2,855,000	$1.33	2,215,000
______________

(1)	Our 2013 Stock Incentive Plan ("2013 Plan") was approved by our stockholders on October 9, 2013 and by our Board of Directors on August 7, 2013.
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

The 2013 Plan provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock, (d) stock appreciation rights, and (e) other stock-based awards.  Awards under the 2013 Plan may be granted singly, in combination, or in tandem.  Subject to standard anti-dilution adjustments as provided in the 2013 Plan, the 2013 Plan provides for an aggregate of 2,600,000 shares of the Company's common stock to be available for distribution pursuant to the 2013 Plan.  The Compensation Committee (or the Board of Directors) will generally have the authority to administer the 2013 Plan, determine participants who will be granted awards under the 2013 Plan, the size and types of awards, the terms and conditions of awards and the form and content of the award agreements representing awards.  Awards under the 2013 Plan may be granted to employees, directors and consultants of the Company and its subsidiaries.  As of December 31, 2015, there were options to purchase an aggregate of 385,000 shares outstanding under the 2013 Plan.

ITEM 6.   SELECTED FINANCIAL DATA
Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Our principal business is the development, licensing and protection of our intellectual property assets.  We presently own twenty-seven (27) patents including (i) our Remote Power Patent covering the delivery of power over Ethernet cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) our Mirror Worlds Patent Portfolio relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) our Cox Patent Portfolio relating to enabling technology for identifying media content on the Internet and taking further action to be performed based on such identification; and (iv) our QoS Patents covering systems and methods for the transmission of audio, video and data in order to achieve high quality of service (QoS) over computer and telephony networks.  In addition, we continually review opportunities to acquire or license additional intellectual property.
We have been actively engaged in the licensing of our Remote Power Patent (U.S. Patent No. 6,218,930).  As of March 1, 2016, we have entered into twenty (20) license agreements with respect to our Remote Power Patent which, among others, include license agreements with Cisco Systems, Inc., Extreme Networks, Inc., Netgear, Inc., Microsemi Corporation, Motorola Solutions, Inc., NEC Corporation, Samsung Electronics Co., Ltd., Huawei Technologies Co., Ltd and ShoreTel, Inc. and several other major data networking equipment manufacturers.  Our current strategy includes continuing our licensing efforts with respect to our Remote Power Patent and our efforts to monetize our Cox Patent Portfolio and our Mirror Worlds Patent Portfolio which we acquired in 2013.  In addition, we continue to seek to acquire additional intellectual property assets to develop, commercialize, license or otherwise monetize such intellectual property.  Our strategy includes working with inventors and patent owners to assist in the development and monetization of their patented technologies.  We may also enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.  Our acquisition strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as we have achieved with respect to our Remote Power Patent.  Our Remote Power Patent generated licensing revenue in excess of $82,000,000 from May 2007 through December 31, 2015.

On February 28, 2013, as part of our acquisition strategy, we acquired from Dr. Ingemar Cox, a technology leader in digital watermarking content identification, digital rights management and related technologies, four patents (as well as a pending patent application) for a purchase price of $1,000,000 in cash and 403,226 shares of our common stock.  In addition, we are obligated to pay Dr. Cox 12.5% of the net proceeds generated by us from licensing, sale or enforcement of the patents (see Note J[2] to our financial statements included in this annual report).  Since the acquisition of the Cox Patent Portfolio in February 2013 we have been issued seven additional patents as part of the Cox Patent Portfolio.
On May 21, 2013, Mirror Worlds Technologies, LLC, our wholly-owned subsidiary, acquired the Mirror Worlds Patent Portfolio consisting of all of the patents previously owned by Mirror Worlds, LLC (which subsequently changed its name to Looking Glass LLC) including nine issued United States patents and five pending applications (one of which was issued in November 2013) covering foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system.  The consideration we paid for the Mirror Worlds Patent Portfolio consisted of (i) $3,000,000 in cash, (ii) 5-year warrants to purchase 875,000 shares of our common stock at an exercise price of $1.40 per share, and (iii) 5-year warrants to purchase 875,000 shares of our common stock at an exercise price of $2.10 per share.  As part of the acquisition we also entered into an agreement with Recognition Interface, LLC ("Recognition"), an entity that financed the commercialization of the Mirror Worlds Patent Portfolio, pursuant to which we are obligated to pay Recognition certain percentages (ranging from 10%-20%) of net proceeds at certain levels of net proceeds realized by us from the monetization of the Mirror Worlds Patent Portfolio (see Note H[2] to our financial statements included in this Annual Report).
The validity of our Remote Power Patent and certain patents within our Mirror Worlds Patent Portfolio and Cox Patent Portfolio are currently being challenged in patent infringement litigation pending in the courts and proceedings at the USPTO (see "Legal Proceedings" on pages 25-28 of this Annual Report and below).  If certain claims of our Remote Power Patent are ultimately determined to be invalid, such a determination would have a material adverse effect on our business, financial condition and results of operations as our current revenue stream is largely dependent upon the continued validity of certain claims of our Remote Power Patent.  If certain of our patents within our Mirror Worlds Patent Portfolio or Cox Patent Portfolio are ultimately determined to be invalid, such a determination could have a material adverse effect on our ability to grow our revenue and profits in the future.
On May 22, 2013, through our wholly-owned subsidiary, Mirror Worlds Technologies, LLC, we initiated patent litigation against Apple Inc., Microsoft, Inc., Hewlett-Packard Company, Lenovo Group Ltd., Lenovo (United States), Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics America, Inc. and Samsung Telecommunications America L.L.C., in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of U.S. Patent No. 6,006,227 (part of the Mirror Worlds Patent Portfolio).  On November 6, 2015, we settled our litigation with Microsoft and its customers for $4.65 million (see "Legal Proceedings" at page 27 hereof).
On April 4, 2014 and December 3, 2014, we initiated litigation against Google Inc. and YouTube, LLC in the United States District Court for the Southern District of New York for infringement of several of our patents within the Cox Patent Portfolio relating to the identification of media content on the Internet.  The lawsuits allege that Google and YouTube have infringed and continue to infringe certain of our patents by making, using, selling and offering to sell unlicensed systems and related products and services, which include YouTube's Content ID system.  On June 23, 2015, the Patent Trial and Appeal Board ("PTAB") of the  USPTO issued an order instituting for trial each of four Inter Partes Review petitions filed with the PTAB seeking to invalidate certain claims of our patents at issue in our litigation against Google and YouTube.  On October 19, 2015, the PTAB issued an order instituting for trial on certain grounds a Petition for Covered Business Method Review (CBM) seeking to invalidate certain claims of our patents at issue in our litigation against Google and YouTube.  The litigation has been stayed pending resolution of the proceedings at the PTAB (see "Legal Proceedings" at page 26 hereof).
In September 2011, we initiated patent litigation against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  We have since settled the litigation against eight of the defendants (see "Legal Proceedings" at page 28 hereof and Note J[3] to our financial statements included in this Annual Report).
As a result of a settlement in July 2010 of patent litigation we had initiated against Cisco Systems, Inc. and Cisco-Linksys, LLC (collectively "Cisco"), we entered into non-exclusive licenses for our Remote Power Patent with Cisco and the other defendants.  For the year ended December 31, 2015 and December 31, 2014, our revenue from Cisco constituted 51% and 87% of our revenue (including the additional revenue in 2014 from our audit of Cisco – see Note L to our financial statements included in the Annual Report), respectively.  It is anticipated that one or a few of our licensees will continue to constitute a significant portion of our revenue in the forseeable future.  In accordance with our Settlement and License Agreement, dated May 25, 2011, Cisco is obligated to pay us royalties (which began in the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent (March 2020).  Notwithstanding the aforementioned cap of $8 million for Cisco revenue in 2015, we recorded revenue of $8,403,484 in 2015 which included an adjustment of $403,484 agreed to in 2015 for prior periods.  Royalty payments are subject to certain conditions including the continued validity of certain claims of our Remote Power Patent, and the actual revenue received may be less than the caps stated above.  Due to our annual royalty rate structure with Cisco which includes declining rates as the volume of PoE product sales increase during the year, royalties from Cisco are anticipated to be highest in the first quarter of the calendar year and decline for each of the remaining calendar quarters of the year.  However, in 2014 we had greater revenue from Cisco in the second quarter as compared to the first quarter because we recorded additional revenue from Cisco in the second quarter as a result of our audit of Cisco completed in 2014 for the years ended December 31, 2013 and December 31, 2012 (see below and Note L to our financial statements included in this annual report).
In late December 2013, we exercised our right to audit the royalties paid to us by Cisco for the years 2012 and 2013 (the "Audit Period") in accordance with our May 2011 license agreement with Cisco.  As a result of the audit, Cisco agreed to pay us additional royalty payments pursuant to the May 2011 license agreement of $3,281,000 for the Audit Period and other periods covered by license agreement which were recorded as revenue in the three month period ended June 30, 2014, at the time the parties agreed to the amount of the additional revenue (see Note L to our financial statements included in this annual report).

Avaya Inc., Dell Inc., Sony Corporation of America and Hewlett Packard Co. were petitioners in three Inter Partes Review proceedings (which were joined together) (the "IPR Proceeding") at the USPTO before the PTAB involving our Remote Power Patent. Petitioners in the IPR Proceeding sought to invalidate certain claims of our Remote Power Patent as unpatentable.  A hearing on the merits of the IPR Proceeding was held on January 9, 2014.  On May 22, 2014, the PTAB issued its Final Written Decision in our favor rejecting a challenge to the patentability of our Remote Power Patent.  On July 24, 2014, the petitioners in the IPR Proceeding each filed a Notice of Appeal of the Patent Board's decision to the United States Court of Appeals for the Federal Circuit.  On August 5, 2015, the United States Court of Appeals for the Federal Circuit affirmed the decision of the PTAB in our favor rejecting a challenge to the patentability of our Remote Power Patent.
On February 16, 2015, Sony Corporation of America filed a Petition for Covered Business Method Review (CBM) and a request for an ex parte reexamination with the USPTO seeking to invalidate certain claims of our Remote Power Patent.  On April 3, 2015, the USPTO issued an order granting Sony's request for an ex parte reexamination.  On July 1, 2015, the PTAB of the USPTO issued a decision in our favor denying institution of the Covered Business Method Review and rejected Sony's challenge to the patentability of our Remote Power Patent.  On November 9, 2015, the USPTO issued Reexamination Certificate C2, rejecting Sony's challenge to the validity of our Remote Power Patent.  (see "Legal Proceedings" at page 29).
During the year ended December 31, 2015, we wrote-off in full our investment of $576,000 in Lifestreams Technologies Corporation (see Note D to our financial statements included in this Annual Report) which has been included in general and administrative expenses in our Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2015.  Our investment in Lifestreams Technologies Corporation had a carrying value of $576,000 at December 31, 2014.  The carrying value of the investment was initially measured at cost and has been entirely written-off as of December 31, 2015 to reflect management's assessment of the fair value of the investment.
At December 31, 2015, we had federal, state and local net operating loss carryforwards (NOLs) totaling approximately $19,603,000 expiring through 2029, with a future tax benefit of approximately $6,819,000.  At December 31, 2015 and December 31, 2014, $4,958,000 and $4,743,000, respectively, was recorded as deferred tax assets on our balance sheet.  At each report date, management considers new evidence, both positive and negative, of its view of the future realization of deferred tax assets.  Based upon taxable income for the year ended December 31, 2015, we recorded a provision for income taxes of $1,729,000 which included a reduction to our deferred tax assets of $1,636,000.  In addition, at December 31, 2015 based upon additional taxable income to be realized in future years from pending legal proceedings and related license agreements, management determined that there was sufficient positive evidence to conclude that it was more likely than not that additional deferred taxes of approximately $1,851,000 were realizable.  Accordingly, after reducing the deferred tax asset by $1,636,000 based on the effective tax applied against 2015 taxable net income, this amount was offset by a reduction in our valuation allowance on our deferred tax assets resulting in a net deferred tax benefit of $215,000 recorded on our consolidated statement of operations.  To the extent that we earn income in the future, the Company will report income tax expense and such expense attributable to federal income taxes will reduce the tax asset reflected on the balance sheet.  Management will continue to evaluate the recoverability of the NOL and adjust the deferred tax asset appropriately.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.  The 2014 provision for income taxes includes an approximate $17,000 benefit arising from a reclassification adjustment for a previously unrealized loss on a security classified as available-for-sale and its realized loss in the year ended December 31, 2014.
The personal holding company ("PHC") rules under the Internal Revenue Code impose a 20% tax on a PHC's undistributed personal holding company income ("PHC Income", which means, in general, taxable income subject to certain adjustments).  For a corporation to be classified as a PHC, it must satisfy two tests: (i) that more than 50% in value of its outstanding shares must be owned directly or indirectly by 5 or fewer individuals at anytime during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the "Ownership Test") and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the "Income Test").  During the second half of 2015 (as well as prior years), we did not meet the Ownership Test.  Due to the significant number of shares held by our largest shareholders, we will continually assess our share ownership to determine whether it meets the Ownership Test.  If the Ownership Test were met and the income generated by us were determined to constitute "royalties" within the meaning of the Income Test, we would constitute a PHC and we would be subject to a 20% tax on the amount of any PHC Income (which cannot be offset by NOLs) that we do not distribute to our shareholders.
RESULTS OF OPERATIONS
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenue.  We had revenue of $16,565,000 for the year ended December 31, 2015 ("2015") as compared to revenue of $12,309,000 for the year ended December 31, 2014 ("2014"), which was related to revenue from our licensees pursuant to license agreements for our patents.  The increase in revenue of $4,256,000 or 35% for 2015 was due primarily to new licensees for our patent portfolios. Revenue for 2014 includes $3,281,000 of revenue from Cisco as a result of our audit of Cisco for prior periods (See Note L to our financial statements in this Annual Report).  Exclusive of revenue from the Cisco audit in 2014, revenue from licensees for 2015 increased $7,537,000 or 84% as compared to 2014 which was primarily due to four new licenses aggregating $6,440,000 of additional revenue and increased revenue from existing licensees for 2015.
Operating Expenses.  Operating expenses for 2015 were $12,638,000 as compared to $9,586,000 for 2014.  We had costs of revenue of $5,506,000 and $3,510,000 for 2015 and 2014, respectively.  Included in the costs of revenue for 2015 were contingent legal fees and expenses of $4,564,000 payable to our patent litigation counsel (see Note H[1] to our financial statements included herein) and $886,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note I[1] to our financial statements included in this Annual Report).  Included in the costs of revenue for 2014 were contingent legal fees and expenses of $2,737,000 payable to our patent litigation counsel and $614,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.  Professional fees and related costs were $2,331,000 for 2015 as compared to $1,160,000 for 2014.  The increased professional fees and costs of $1,171,000 for 2015 was primarily due to increased legal fees and expenses for litigation and proceedings at the USPTO.  We also accrued contingent patent costs of $900,000 at December 31, 2014 with respect to a contingent payment with respect to our purchase of the Remote Power Patent (see Note H[3] to our financial statements included in this Annual Report).
General and administrative expenses increased by $841,000 from $2,033,000 for 2014 to $2,874,000 for 2015, due primarily to a write-off of our investment in Lifestreams of $576,000 for the year ended December 31, 2015 (see Note D to our financial statements included herein) and $261,000 in connection with termination of a services agreement (see Note H[4] to our financial statements included herein).  Amortization of patents was $1,655,000 for 2015 as compared to $1,650,000 for 2014.  Stock-based compensation expense related to the issuance of stock options was $272,000 for 2015 as compared to $333,000 for 2014.
Interest Income.  Interest income for 2015 was $58,000 as compared to interest income of $37,000 for 2014.
Operating Income. We had operating income of $3,927,000 for 2015 compared with operating income of $2,723,000 for 2014.  The increased operating income of $1,204,000 for 2015 was primarily due to our settlement with Microsoft in November 2015.
Income Taxes (Benefits).  Federal, state and local income taxes of $(122,000) and $943,000 were recorded for 2015 and 2014, respectively.
Deferred Tax Benefit/NOLs.  At December 31, 2015, we had net operating loss carryforwards (NOLs) totaling approximately $19,603,000 expiring through 2029, with a future tax benefit of approximately $6,819,000.  At December 31, 2015 and December 31, 2014, $4,958,000 and $4,743,000, respectively, has been recorded as deferred tax assets on our balance sheet. The change in deferred taxes (benefit) from a net provision of $916,000 in 2014 to a net benefit of $215,000 was due to two components.  One component relates to a deferred tax provision of $1,636,000 resulting primarily from utilization of taxable income against net operating losses carried forward from prior years.  This amount compares to the 2014 provision of $916,000 and is larger in 2015 due to approximately $2,100,000 of additional taxable income in 2015.  The other component was a reduction of the deferred valuation allowance in the amount of $1,851,000 which produced a benefit.  The reduction was due to management's determination that there was sufficient positive evidence to conclude that additional deferred tax benefits will be realizable in future years based upon additional taxable income to be realized from pending legal proceedings and related license agreements.

Net Income.  As a result of the foregoing, we realized net income of $4,107,000 or $0.17 per share (basic and diluted) for 2015 (compared with net income of $1,766,000 or $0.07 per share (basic and diluted) for 2014.  The increased net income of $2,341,000 in 2015 was primarily due to income of $1,596,000 from the recording of the additional deferred tax benefit and additional revenue from our licensees.

LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations primarily from revenue from licensing our Remote Power Patent.  At December 31, 2015, our principal sources of liquidity consisted of cash and cash equivalents of $20,608,000 and working capital of $21,711,000.  We believe based on our current cash position and projected licensing revenue from our existing license agreements that we will have sufficient cash to fund our operations for the foreseeable future, although this may not be the case.
Working capital increased by $3,690,000 to $21,711,000 at December 31, 2015 as compared to working capital of $18,021,000 at December 31, 2014.  The increase in working capital for 2015 was primarily due to an increase in cash and cash equivalents of $2,946,000 as a result of additional revenue from our licensees.
Net cash provided by operating activities for 2015 decreased by $129,000 to $5,633,000 compared to $5,762,000 for 2014.  The decrease in net cash provided by operating activities for 2015 was primarily due to an increase in our deferred tax assets of $215,000, offset by a write-off of our investment in Lifestreams of $576,000 and increased accounts payable and accrued expenses of $520,000.
The net cash used in investing activities for 2015 was $75,000 related to costs with respect to obtaining new patents.  Net cash used in investing activities for 2014 was $1,062,000 which was primarily for the purchase of marketable securities of $1,096,000 offset by the sale of marketable securities of $510,000 plus an additional investment of $380,000 in Lifestreams Technologies Corporation and $96,000 related to the issuance of additional patents.
Net cash used in financing activities for 2015 was $2,612,000, which related to our repurchase of common stock as part of our share repurchase program.  Net cash used in financing activities for 2014 was $5,976,000, which included $4,477,000 related to our repurchase of common stock, $1,014,000 related to the value of shares delivered to fund payroll taxes in connection with option exercises and $505,000 for repurchase of warrants.
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

CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition, results of operations, and cash flows are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of our consolidated financial statements include, deferred income taxes, income tax payable and valuation of other investments, valuation of warrants and stock-based payments, accrued expenses and valuation of marketable securities.  Actual results could be materially different from those estimates, upon which the carrying values were based.
Our critical accounting policies include:
●	Revenue recognition;
●	Patents;
●	Income Taxes
●	Impairment of long lived assets; and
●	Stock based compensation.
Revenue Recognition
We recognize revenue received from the licensing of our intellectual property in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB No. 104") and related authoritative pronouncements. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the applicable license agreement, (iii) amounts are fixed or determinable, and (iv) collectability of amounts is reasonably assured.  We rely on royalty reports received from third party licensees to record our revenue.  From time to time the Company may audit royalties reported from licensees as we did with respect to Cisco Systems, Inc. (see Note L to financial statements included in this Annual Report). Any adjusted revenue as a result of such audits is recorded by us in the period in which such adjustment is agreed to by us and the licensee or otherwise determined.
Patents
We own patents that relate to various technologies.  We capitalize the costs associated with acquisition, registration and maintenance of our acquired patents and amortize these assets over their remaining useful lives on a straight-line basis.  Any further payments made to maintain or develop the patents would be capitalized and amortized over the balance of the useful life for the patents.

Impairment of long-lived assets
Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.  Accordingly, we record impairment losses on long-lived assets used in operations or expected to be disposed of when indicators of impairment exist and the undiscounted cash flows expected to be derived from those assets are less than carrying amounts of these assets.  At December 31, 2015 and December 31 2014, there was no impairment to the Company's patents.  At December 31, 2015, we wrote-off our investment of $576,000 in Lifestreams Technologies Corporation (see Note D to our financial statements included in this Annual Report).
Income Taxes
We account for income taxes in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740, "Income Taxes" (ASC 740), which requires us to use the assets and liability method of accounting for income taxes. Under the assets and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forward. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.
Stock-based compensation

We account for our stock-based compensation at fair value estimated on the grant date using the Black-Scholes option pricing model. See Note G[1] to our financial statements included in this Annual Report for further discussion of the Company's stock-based compensation.
Effect of New Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842).  ASU No. 2016-02 is effective for annual periods beginning after December 2018, and requires a lessee to recognize assets and liabilities for leases with a maximum possible term of more than 12 months.  A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term.  Early application is permitted.  We are currently evaluating the impact the adoption of the accounting standard will have on our consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740); Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet.  The updated standard is effective for us beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period.  Management is evaluating the impact, if any, the adoption of the standard will have on our consolidated financial statements.
In February 2015, FASB issued Accounting Standards Update ("ASU") No. 2015-02, Consolidation (Topic 810):  Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures.  This ASU will be effective for periods beginning after December 15, 2015 for public companies.  Management is evaluating the potential impact, if any, on our financial position and results of operations.
In May 2014, FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU No. 2014-09 provides for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance.  The accounting standard is effective for interim and annual periods beginning after December 15, 2016 with no early adoption permitted.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU No. 2014-09 to annual periods beginning after December 2017, along with an option to permit early adoption as of the original effective date.  We are required to adopt the amendments in ASU No. 2014-09 using one of two acceptable methods.  Management is currently in the process of determining which adoption method it will apply and evaluating the impact of the guidance on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required hereby are located on pages F-1 through F-24 which follow Part III.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

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
(b)    Internal Control Over Financial Reporting

(i)       Management's Annual Report on Internal Control over Financial Reporting.
Our management is also responsible for establishing and maintaining adequate "internal control over financial reporting" of the company, as defined in Rule 13a-15(f) of the Exchange Act.  Internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of the end of the period covered by this report.
(ii)      Attestation Report of Registered Public Accounting Firm

We are a "smaller reporting company" as defined in Rule 12b-2 promulgated under the Securities Act of 1934, as amended, and as such, are not required to provide the information contained in this sub-section pursuant to Item 308(b) of Regulation S-K.
(iii)     Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following information includes information each director and executive officer has given us about his or her age, all positions he or she holds, his or her principal occupation and business experience for at least the past five years, and the names of other publicly-held companies of which he or she currently serves as a director or has served as a director during the past five years.  In addition to the information presented regarding each director's specific experience, qualifications, attributes and skills that led our Board to the conclusion that he or she should serve as a director, we also believe that all of our directors have a reputation for integrity, honesty and adherence to high ethical standards.  They each have demonstrated business acumen, exercise sound judgment, and a commitment of service to Network-1 and our Board.
Information about the number of shares of our common stock beneficially owned by each executive officer and director appears in this Annual Report under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."  There are no family relationships among any of our directors and executive officers.

NAME	AGE	POSITION
Corey M. Horowitz	61	Chairman, Chief Executive Officer and Chairman of the Board of Directors
David C. Kahn	64	Chief Financial Officer, Secretary and a Director
Jonathan Greene	54	Executive Vice President
Emanuel Pearlman	56	Director
Niv Harizman	51	Director
Allison Hoffman	45	Director

Corey M. Horowitz  became our Chairman and Chief Executive Officer in December 2003.  Mr. Horowitz has also served as Chairman of our Board of Directors since January 1996 and has been a member of our Board of Directors since April 1994.  During the period June 2001 through December 2003, CMH Capital Management Corp., an entity solely owned by Mr. Horowitz, rendered financial advisory services to us.  We believe Mr. Horowitz's qualifications to serve on our Board of Directors include his significant experience and expertise as an executive in the intellectual property field, his understanding of our intellectual property and the patent acquisition, licensing and enforcement business combined with his private equity and corporate transactional experience.
David C. Kahn, CPA, became our Chief Financial Officer in January 2004 and our Secretary in August 2012.  Mr. Kahn was elected to our Board in April 2012.  Since December 1989, Mr. Kahn has provided accounting and tax services on a consulting basis to private and public companies.  From August 2000 until August 2012, Mr. Kahn served as a full-time faculty member of Yeshiva University in New York.  We believe Mr. Kahn's qualifications to serve on our Board include his background and expertise in accounting and tax matters.

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
Emanuel Pearlman became a director of our company in January 2012.  Mr. Pearlman currently serves as Chairman and CEO of Liberation Investment Group, LLC, a New York based investment management and financial consulting firm, a position he has held since January 2003.  Since September 2010 to the present, he has served as Chairman of the Board of Empire Resorts, Inc. (NASDAQ: NYNY), having first been elected to the Board of Directors in May 2010.  Mr. Pearlman also currently serves on the Audit, Compensation, Corporate Governance and Regulatory Compliance Committees of Empire Resorts, Inc. and also as Chairman of its Strategic Development Committee. From January 2012 to January 2013, Mr. Pearlman served on the board of directors of Dune Energy, Inc. (OTCBB: DUNR.OB) as Chairman of the Nominating and Governance Committee.  From October 2006 to March 2010, Mr. Pearlman served on the board of directors of Multimedia Games, Inc. (NASDAQ: MGAM).  Mr. Pearlman was previously a director of Network-1 from December 1999 to December 2002.  We believe Mr. Pearlman's qualifications to serve on our Board include his significant investment and financial experience and expertise combined with his Board experience.
Niv Harizman became a director of our company in December 2012.  Mr. Harizman is a Managing Member of Tyto Capital Partners LLC, a private investment firm specializing in debt and equity investments in middle market companies and special situations, a position he has held since August 2010.  Since March 2010, Mr. Harizman has also been the Managing Member of NHK Partners LLC, an entity that makes private investments and provides consulting services.  Since November 2013, Mr. Harizman has been affiliated with Riverside Management Group, a merchant banking firm, and BCW Securities LLC, its affiliated broker-dealer.  From May 2005 to March 2010, Mr. Harizman was a Founding Partner and Head of Corporate Finance at Plainfield Asset Management LLC, which was a privately held registered investment adviser focused on alternative investments.  From May 2000 until May 2005, Mr. Harizman was a member of the Mergers & Acquisitions Group of Credit Suisse First Boston LLC where he was a Managing Director from 2001-2005 and a Director from 2000 to 2001. From 1995 until 2000, Mr. Harizman was employed by Bankers Trust and its successors including BT Alex. Brown Incorporated and Deutsche Bank in various investment banking positions in the Mergers & Acquisitions Group and Leveraged Finance Group.  We believe Mr. Harizman's qualifications to serve on our Board include his significant investment and financial transactional experience and expertise.

Allison Hoffman became a director of our company in December 2012.  Since January 2016, Ms. Hoffman has served as Chief Legal Officer and Chief Talent Officer at Intersection Parent, Inc., an urban experience company that utilizes technology to make cities better, including bringing free Wi-Fi throughout New York City.  From September 2013 to December 2015, Ms. Hoffman served as Executive Vice President, General Counsel and Corporate Secretary of Martha Stewart Living Omnimedia, Inc. (NYSE:MSO), a media and merchandising company providing consumers with high quality life style content and products.  From December 2012 until September 2013, she provided legal services to Martha Stewart Living Omnimedia, Inc.  From June 1999 to September 2012, Ms. Hoffman was employed by ALM Media, LLC, a leading provider of specialized news and information for the legal and commercial real estate sectors, as Senior Vice President, Chief Legal Officer and Secretary (January 2007 – September 2012), Vice President, General Counsel and Secretary (August 2001 to December 2006) and Assistant General Counsel (June 1999 – July 2001).  From 1995 to 1999, Ms. Hoffman was an associate in the corporate finance department of Skadden, Arps, Slate, Meagher and Flom LLP.  We believe that Ms. Hoffman's qualifications to serve on our Board include her extensive legal background and transactional experience.
Committees of the Board of Directors
The Board of Directors currently has four committees: an Audit Committee; a Compensation Committee; a Nominating and Corporate Governance Committee and a Strategic Development Committee.  Each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee has a charter.  These charters are available on our website at: http://www.Network-1.com/sec/sec.htm.  Each member of each committee is an "independent" director under the standards of the NYSE MKT LLC.  Three of our current five directors, Emanuel Pearlman, Allison Hoffman and Niv Harizman, are considered independent directors under Rule 803A(2) of the NYSE MKT LLC Company Guide.
Audit Committee
Our Board of Directors has an audit committee in accordance with Section 3(a)(58)(A) and Section 10A-3 of the Securities Exchange Act of 1934, as amended, and Section 803 of the NYSE MKT LLC Company Guide consisting of Emanuel Pearlman (Chairman) and Allison Hoffman.  Our Board of Directors has determined that Emanuel Pearlman and Allison Hoffman each qualify as an audit committee financial expert under applicable SEC rules.  Mr. Pearlman and Ms. Hoffman also qualify as "independent" as independence for audit committee members is defined under 10A-3 under the Securities Exchange Act of 1934, as amended, and Section 803B(2) of the NYSE MKT LLC Company Guide.
The Audit Committee is appointed by our Board of Directors to provide assistance to the Board in fulfilling its oversight responsibility with respect to, among other things, (i) the integrity of the Company's financial statements, (ii) the Company's compliance with legal and regulatory requirements, (iii) selecting and evaluating the qualifications and independence of the Company's independent registered public accounting firm, (iv) evaluating the performance of the Company's internal audit function and independent registered public accounting firm, and (v) the Company's internal controls and procedures.

Compensation Committee
The Compensation Committee consists of Allison Hoffman (Chairperson) and Niv Harizman.  The Compensation Committee is appointed by the Board of Directors to assist the Board in carrying out the Board's responsibilities relating to compensation of the Company's executive officers and directors.  The Committee has overall responsibility for evaluating and approving the officer and director compensation plans, policies and programs of the Company.
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
Strategic Development Committee
In June 2013, the Company established a Strategic Development Committee to assist our Chairman and Chief Executive Officer in strategic development and planning of the Company's business relating to identifying potential strategic partners and the development of new IP acquisition opportunities.  The Committee also assists in capital markets related activities.  Niv Harizman is the sole member of the Strategic Development Committee.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely on review of the copies of such forms furnished to us or amendments thereto, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) stockholders were complied with during 2015.
Code of Ethics
The Board of Directors has adopted Codes of Ethics that apply to its executive officers, directors and employees.

ITEM 11.  EXECUTIVE COMPENSATION
The following table summarizes compensation for the years ended December 31, 2015 and December 31, 2014, awarded to, earned by or paid to our Chief Executive Officer ("CEO") and to each of our executive officers who received total compensation in excess of $100,000 for the year ended December 31, 2015 for services rendered in all capacities to us (collectively, the "Named Executive Officers").
Summary Compensation Table

		Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards($)(3)	All Other Compensation($)(1)	Total($)
Corey M. Horowitz Chairman and Chief Executive Officer David C. Kahn Chief Financial Officer Jonathan Greene Executive Vice President	2015 2014 2015 2014 2015 2014	$415,000 $415,000 $157,500 $157,500 (5) $200,000 $180,000	$1,086,000 (2) $ 814,000 (2) $ 30,000 $ 30,000 $ 40,000 $ 40,000	$108,000 $108,000 $ 13,000 $ 16,000 $ 13,000 $ 16,000	$ 35,000 (4) $ 33,400 (4) $ 22,890 (6) $ 9,330 (6) $ 33,375 (7) $ 18,160 (7)	$1,644,000 $1,370,000 $ 223,390 $ 212,830 $ 286,375 $ 254,160

____________

(1)	We have concluded that the aggregate amount of perquisites and other personal benefits paid in 2015 and 2014 to either Mr. Horowitz, Mr. Kahn or Mr. Greene did not exceed $10,000.
(2)
Mr. Horowitz received the following cash incentive bonus payments for 2015: (i) an annual discretionary bonus of $200,000 for 2015 and (ii) incentive bonus compensation of $886,000 pursuant to his employment agreement (see "Employment Agreements-Termination of Employment and Change In-Control Arrangements" below).  Mr. Horowitz received the following cash incentive bonus payments for 2014: (i) an annual discretionary bonus of $200,000 and (ii) incentive bonus compensation of $614,000 pursuant to his employment agreement.

(3)
The amounts in the "Option Awards" column represent the aggregate grant date fair value of the vested portion of the stock option awards granted to the Named Executive Officers computed in accordance with FASB ASC Topic 718.  See Note G[1] to our financial statements included in this Annual Report for a discussion of the assumptions made by the Company in determining the grant date fair value.

(4)	Includes 401K matching funds contributions by the Company and profit sharing under the Company's 401k Plan for the benefit of Mr. Horowitz of $35,000 and $33,400 for 2015 and 2014, respectively.
(5)	Mr. Kahn became an employee on a part-time basis in April 2014, prior thereto he served as Chief Financial Officer on a consulting basis and was paid consulting fees.
(6)	Includes 401K matching funds contributions by the Company and profit sharing under the Company's 401k Plan for the benefit of Mr. Kahn of $22,890 for 2015 and $16,000 for 2014.
(7)	Represents 401K matching funds contributions by the Company and profit sharing under the Company's 401k Plan for the benefit of Mr. Greene of $33,375 for 2015 and $18,160 for 2014.
Narrative Disclosure to Summary Compensation Table
Employment Agreements, Termination of Employment and Change-In-Control Arrangements

On November 1, 2012, we entered into an employment agreement (the "Agreement") with Corey M. Horowitz pursuant to which he continued to serve as our Chairman and Chief Executive Officer for a one year term (which was automatically extended for two successive one year periods expiring on November 1, 2015) at an annual base salary of $415,000.  The Agreement established an annual target bonus of $150,000 for Mr. Horowitz based on performance criteria to be established on an annual basis by the Board of Directors (or compensation committee).  For the year ended December 31, 2015 and 2014, Mr. Horowitz received an annual cash bonus of $200,000.  In connection with the Agreement, Mr. Horowitz was issued a ten-year option to purchase 500,000 shares of our common stock at an exercise price of $1.19 per share, which vested in equal quarterly amounts of 41,667 shares beginning November 1, 2012 through August 31, 2015, subject to acceleration upon a change of control.  Under the terms of the Agreement, Mr. Horowitz also received incentive compensation in an amount equal to 5% of the Company's gross revenue or other payments or proceeds (without deduction of legal fees or any other expenses) with respect to our Remote Power Patent and a 10% net interest (gross revenue and other payments or proceeds after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of our revenue and other payments with respect to its other patents (including the Mirror Worlds Patent Portfolio and the Cox Patent Portfolio) besides the Remote Power Patent (the "Incentive Compensation").  For the years ended December 31, 2015 and December 31, 2014, Mr. Horowitz earned Incentive Compensation of $886,000 and 614,000, respectively.
The Incentive Compensation shall continue to be paid to Mr. Horowitz for the life of each of the Company's patents with respect to licenses entered into with third parties during the term of his employment or at anytime thereafter, whether he is employed by the Company or not; provided, that, the Mr. Horowitz's employment has not been terminated by us "For Cause" (as defined) or terminated by him without "Good Reason" (as defined).  In the event of a merger or sale of substantially all of the assets of the Company, we have the option to extinguish the right of Mr. Horowitz to receive future Incentive Compensation by payment to him of a lump sum payment, in an amount equal to the fair market value of such future interest as determined by an independent third party expert if the parties do not reach agreement as to such value.  In the event Mr. Horowitz's employment is terminated by us "Other Than For Cause" (as defined) or by him for "Good Reason" (as defined), Mr. Horowitz shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) a pro-rated portion of the $150,000 target bonus provided bonus criteria have been satisfied on a pro-rated basis through the calendar quarter in which the termination occurs and (iii) accelerated vesting of all unvested options and warrants.
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
We are currently in discussions with Mr. Horowitz with respect to a new employment agreement pursuant to which he will continue as our Chairman and Chief Executive Officer.
On April 9, 2014, David Kahn, Chief Financial Officer, entered into an offer letter with us pursuant to which he continues to serve as Chief Financial Officer, on an at-will basis, at an annual base salary of $157,500.  Mr. Kahn is eligible to receive incentive or bonus compensation on an annual basis in the discretion of our Compensation Committee.  Mr.

Kahn received an annual bonus of $30,000 for 2015 and 2014.  In connection with the offer letter, Mr. Kahn was issued, under the Company's 2013 Stock Incentive Plan, a 5-year stock option to purchase 50,000 shares of our common stock, at an exercise price of $1.65 per share, which option vested in two equal amounts (25,000 shares each) on each of December 31, 2014 and December 31, 2015.  In addition, in the event Mr. Kahn's employment is terminated without "Good Cause" (as defined), he shall receive (i) (a) 6 months base salary or (b) 12 months base salary in the event of a termination without "Good Cause" within 6 months following a "Change of Control" of the Company (as defined) and (ii) accelerated vesting of all remaining unvested shares underlying his options or any other awards he may receive in the future.
In December 2014, our Board approved an increase in annual base salary for Jonathan Greene, Executive Vice President, to $200,000 per annum.
During the year ended December 31, 2015, Jonathan Greene, Executive Vice President, exercised a stock option to purchase 150,000 shares at an exercise price of $0.90 per share.  Such option was exercised on a cashless basis (net exercise basis) by delivery of 60,000 shares of common stock by Mr. Greene to the Company, resulting in 90,000 net shares issued to Mr. Greene with respect to the exercise of the stock option.
Profit Sharing 401(k) Plan
We offer all employees who have completed a year of service (as defined) participation in a 401(k) retirement savings plan.  401(k) plans provide a tax-advantaged method of saving for retirement.  We expensed matching contributions and profit sharing of $91,261 and $60,888 under the 401(k) plan for the years ended December 31, 2015 and December 31, 2014, respectively.
Director Compensation
In 2015, we compensated each non-management director of our company by granting to each such outside director 5-year stock options to purchase 50,000 shares of our common stock.  All such options were issued at an exercise price equal to the closing price of our common stock on the date of grant and vest over a one year period on a quarterly basis, subject to continued service on the Board.  In addition, we pay our non-management directors cash director fees of $40,000 per annum ($10,000 per quarter).  Non-management directors also receive additional cash compensation on an annual basis for serving on the following Board committees:  Audit Committee – Chairperson ($7,500) and member ($5,000) and the Chairperson and member of each of the Compensation Committee and Nominating and Corporate Governance Committee receive annual fees of $3,750 and $2,500, respectively.
In consideration for serving as the sole member of our Strategic Development Committee, in June 2013 we issued to Niv Harizman a 5-year option to purchase 300,000 shares of our common stock, at an exercise price of $1.88 per share, which option vested 100,000 shares on the date of grant, 100,000 shares on the first anniversary of the date of grant and vested 100,000 shares on the second anniversary from the grant date.

The following table sets forth the compensation awarded to, earned by or paid to all persons who served as members of our board of directors (other than our Named Executive Officers) during the year ended December 31, 2015.  No director who is also a Named Executive Officer received any compensation for services as a director in 2015.
Name	Option Awards(2) (3) ($)	Fees earned or paid in cash ($)(1)	All other compensation ($)	Total ($)
Emanuel Pearlman	$16,000	$50,000	—	$ 66,000
Niv Harizman	$16,000	$46,250	—	$ 62,250
Allison Hoffman	$16,000	$48,875	—	$ 64,875
 ______________

(1)	Represents director's fees payable in cash to each non-management director of $10,000 per quarter (or $40,000 per annum) for 2015 plus additional cash fees for serving on Board committees.
(2)
The amounts included in the "Option Awards" column represent the grant date fair value of stock option awards (vested) to directors, computed in accordance with FASB ASC Topic 718.  For a discussion of valuation assumptions see Note G[1] to our Financial Statements included in this Annual Report.

(3)
The aggregate grant date fair values for 2015 calculated in accordance with FASB ASC Topic 718 reflect the following: (i) 5-year options to purchase 35,000 shares of our common stock granted to each of Emanuel Pearlman, Niv Harizman and Allison Hoffman on January 22, 2015, at an exercise price of $2.34 per share, which options vested 8,750 shares on the date of grant and the balance of 26,250 shares in equal amounts of 8,750 shares on a quarterly basis beginning April 22, 2015, and (ii) a 5-year option to purchase 300,000 shares of our common stock granted to Niv Harizman on June 19, 2013, at an exercise price of $1.88 per share, which option vested 100,000 shares on the date of grant, 100,000 shares on the first anniversary from the date of grant and the balance of 100,000 on the second anniversary from the grant date.  The aggregate number of option awards outstanding at December 31, 2015 for each director was as follows: Mr. Pearlman – options to purchase 170,000 shares; Mr. Harizman – options to purchase 445,000 shares; and Ms. Hoffman - options to purchase 145,000 shares.

Outstanding Equity Awards at December 31, 2015
The following table sets forth information relating to unexercised and outstanding options for each Named Executive Officer as of December 31, 2015:

Number of Securities Underlying Unexercised Options
Name	Exercisable	Unexercisable	Option Exercise Price ($)	Option Expiration Date
Corey M. Horowitz Chairman and CEO	500,000 750,000	— —	$ 1.19 $ 0.83	11/01/22 6/08/19

David Kahn Chief Financial Officer	50,000 75,000 100,000	— — —	$ 1.65 $ 1.40 $ 1.59	4/09/19 4/12/17 2/03/16

Jonathan Greene Executive Vice President	50,000 240,000	— —	$ 1.65 $ 1.60	4/09/19 3/10/16

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 1, 2016 for (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our executive officers and directors as a group.
NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(1)	PERCENTAGE OF COMMON STOCK BENEFICIALLY OWNED(2)
Corey M. Horowitz(3)	7,150,269	29.2%
CMH Capital Management Corp(4)	2,291,372	9.8%
Steven D. Heinemann (5)	3,450,878	14.8%
Goose Hill Capital LLC(6)	2,865,645	12.3%
Emigrant Capital Corporation(7)	1,312,500	5.6%
John Herzog(8)	1,200,130	5.2%
Niv Harizman(9)	457,043	1.9%
Jonathan E. Greene(10)	326,681	1.4%
David C. Kahn(11)	184,580	*
Emanuel Pearlman(12)	170,000	*
Allison Hoffman(13)	145,000	*
All officers and directors as a group (6 Persons)	8,433,573	32.8%

_________________________

*        Less than 1%.
(1)
Unless otherwise indicated, we believe that all persons named in the above table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.  Unless otherwise indicated the address for each listed beneficial owner is c/o Network-1 Technologies, Inc., 445 Park Avenue, Suite 912, New York, New York 10022.

(2)
A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 1, 2016 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and other convertible securities held by such person (but not those held by any other person) and which are exercisable or convertible within 60 days from March 1, 2016 have been exercised and converted.  Assumes a base of 23,272,002 shares of our common stock outstanding.

(3)
Includes (i) 3,155,885 shares of common stock held by Mr. Horowitz, (ii) 1,250,000 shares of common stock subject to currently exercisable stock options held by Mr. Horowitz, (iii) 2,171,372 shares of common stock held by CMH Capital Management Corp., an entity solely owned by Mr. Horowitz, (iv) 120,000 shares of common stock owned by the CMH Capital Management Money Purchase Plan, of which Mr. Horowitz is the trustee, (v) 67,471 shares of common stock owned by Donna Slavitt, the wife of Mr. Horowitz, (v) an aggregate of 383,250 shares of common stock held by two trusts and a custodian account for the benefit of Mr. Horowitz's three children, and (vii) 2,291 shares of common stock held by Horowitz Partners, a general partnership of which Mr. Horowitz is a partner.

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

(5)
Includes 585,233 shares of common stock owned by Mr. Heinemann and 2,865,645 shares of common stock owned by Goose Hill Capital LLC.  Goose Hill Capital LLC is an entity in which Mr. Heinemann is the sole member.  Mr. Heinemann, by virtue of being the sole member of Goose Hill Capital LLC, has the sole power to vote and dispose of the shares of common stock owned by Goose Hill Capital LLC. The aforementioned beneficial ownership is based upon a Form 4 filed by Mr. Heinemann with the SEC on June 19, 2015 and Amendment No. 4 to Schedule 13G filed by Mr. Heinemann and Goose Hill Capital LLC with the SEC on January 15, 2016.  The address for Mr. Heinemann is 24 West 40th Street, 15th Floor, New York, New York 10018.

(6)
Includes 2,865,645 shares of common stock. Steven D. Heinemann, by virtue of being the sole member of Goose Hill Capital LLC, has the sole power to vote and dispose of the shares of common stock owned by Goose Hill Capital LLC. The aforementioned beneficial ownership is based upon a Form 4 filed by Mr. Heinemann with the SEC on June 19, 2015 and Amendment No. 4 to Schedule 13G filed by Mr. Heinemann and Goose Hill Capital LLC with the SEC on January 15, 2016.  The address for Goose Hill Capital LLC is 24 West 40th Street, 15th Floor, New York, New York 10018.

(7)
Includes 1,312,500 shares of common stock owned by Emigrant Capital Corporation.  Emigrant Capital Corporation ("Emigrant Capital") is a wholly-owned subsidiary of Emigrant Savings Bank ("ESB"), which is a wholly-owned subsidiary of Emigrant Bancorp, Inc. ("EBI").  EBI is a wholly-owned subsidiary of New York Private Bank & Trust Corporation ("NYPBTC").  The Paul Milstein Revocable 1998 Trust (the "Trust") owns 100% of the voting stock of NYPBTC.  ESB, EBI, NYPBTC and the Trust each may be deemed to be the beneficial owner of the shares of common stock held by Emigrant Capital.  The aforementioned is based upon a Schedule 13G/A filed jointly by Emigrant Capital, ESB, EBI, NYPBTC, the Trust and others with the SEC on February 12, 2005.  Howard Milstein, by virtue of being an officer of New York Private Bank and Trust Corporation and trustee of the Paul Milstein Revocable 1998 Trust, both indirect owners of Emigrant Capital, may be deemed to have sole power to vote and dispose of the shares of common stock owned by Emigrant Capital.  The address of Emigrant Capital Corporation is 6 East 43rd Street, 8th Floor, New York, New York 10017.

(8)
Includes 1,200,130 shares of common stock.  The aforementioned beneficial ownership is based upon a Schedule 13G filed by Mr. Herzog with the SEC on February 10, 2016.  The address of Mr. Herzog is 824 Harbor Road, Southport, Connecticut 06890-1410.

(9)	Includes 12,043 shares of common stock and 445,000 shares of common stock subject to currently exercisable options owned by Mr. Harizman.
(10)	Includes 36,681 shares of common stock and 290,000 shares of common stock subject to currently exercisable options owned by Mr. Greene.
(11)	Includes (i) 59,580 shares of common stock owned by Mr. Kahn and (ii) 125,000 shares of common stock subject to currently exercisable stock options owned by Mr. Kahn.
(12)	Includes 170,000 shares of common stock subject to currently exercisable stock options owned by Mr. Pearlman.
(13)	Includes 145,000 shares of common stock subject to currently exercisable options owned by Ms. Hoffman.
The Equity Compensation Plan information presented on page 32 of this Annual Report is incorporated herein in its entirety.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Since the last two fiscal years there were no transactions with related persons requiring disclosure under Item 404 of Regulation S-K under the Securities Act.
Review, Approval or Ratification of Transactions with Related Persons
The Audit Committee has responsibility for reviewing and approving related-persons transactions in accordance with its charter.  A related person is any executive officer, director, nominee for director or more than 5% stockholder of the Company, including immediate family members, and any entity owned or controlled by such persons.  In addition, pursuant to our Codes of Ethics, all of our officers, directors and employees are to avoid conflicts of interest and to refrain from taking part or exercising influence in any transaction in which such party's personal interest may conflict with the best interest of the Company.  Except for provisions of the Audit Committee Charter, there are no written procedures governing review of related-persons transactions.
Director Independence
Three of our five directors, Emanuel Pearlman, Niv Harizman and Allison Hoffman, are considered independent directors in compliance with the standard of independence in Section 803A(2) of the NYSE MKT LLC Company Guide.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees
Friedman LLP, our independent registered public accounting firm, since October 8, 2014, billed us aggregate fees of $95,500 and $70,000, respectively, for the years ended December 31, 2015 and December 31, 2014 for the audit of our annual financial statements, review of our financial statements included in our Form 10-Qs and review of other regulatory files.
Audit Related Fees, Tax Fees and All Other Fees
Friedman LLP did not render any other professional service to us other than those discussed above for the years ended December 31, 2015 and December 31, 2014.  Radin, Glass & Co., LLP, our independent registered accounting firm until October 2014, billed us aggregate fees of $74,100 including $64,000 with respect to an audit of Cisco (which we were reimbursed in full by Cisco) for the year ended December 31, 2014, income tax consulting of $6,100 and $4,000 for review of our financial statements included in our Form 10-Qs for the first two quarters of 2014.

Audit Committee Pre-Approval Policies and Procedures
Our audit committee charter adopted in January 2013 provides that our audit committee must comply with SEC rules to maintain auditor independence as set forth in Rule 2-01(c)(7)(i) of Regulation S-X.  All the services above were approved in advance by our Board of Directors.

NETWORK-1 TECHNOLOGIES, INC.

NETWORK-1 TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Network-1 Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Network-1 Technologies, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 2015 and 2014. Network-1 Technologies, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Network-1 Technologies, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ FRIEDMAN LLP
New York, New York
March 30, 2016

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$20,608,000	$17,662,000
Marketable securities, available for sale	1,061,000	1,079,000
Royalty receivables	1,537,000	1,249,000
Other current assets	196,000	242,000

Total Current Assets	23,402,000	20,232,000

OTHER ASSETS:
Deferred tax assets	4,958,000	4,743,000
Patents, net of accumulated amortization Other investments Security deposits	2,002,000 — 19,000	3,582,000 576,000 19,000
Total Other Assets	6,979,000	8,920,000

TOTAL ASSETS	$30,381,000	$29,152,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$139,000	$338,000
Accrued expenses	1,552,000	1,873,000

TOTAL LIABILITIES	1,691,000	2,211,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value; authorized 10,000,000 shares; none issued and outstanding at December 31, 2015 and December 31, 2014	—	—

Common stock, $0.01 par value; authorized 50,000,000 shares; 23,211,149 and 24,274,336 issued and outstanding at December 31, 2015 and December 31, 2014, respectively	232,000	243,000

Additional paid-in capital	61,249,000	60,977,000
Accumulated deficit	(32,756,000)	(34,262,000)
Accumulated other comprehensive loss	(35,000)	(17,000)

TOTAL STOCKHOLDERS' EQUITY	28,690,000	26,941,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,381,000	$29,152,000

The accompanying notes are an integral part of the consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2015	2014
REVENUE	$16,565,000	$12,309,000

OPERATING EXPENSES:
Costs of revenue	5,506,000	3,510,000
Professional fees and related costs	2,331,000	1,160,000
General and administrative	2,874,000	2,033,000
Amortization of patents	1,655,000	1,650,000
Stock-based compensation	272,000	333,000
Contingent patent cost	—	900,000
TOTAL OPERATING EXPENSES	12,638,000	9,586,000

OPERATING INCOME	3,927,000	2,723,000
OTHER INCOME (EXPENSES):
Interest income, net	58,000	37,000
Loss on sale of securities available-for-sale (reclassified from accumulated other comprehensive income for previously unrealized losses on securities)	—	(51,000)

INCOME BEFORE INCOME TAXES	3,985,000	2,709,000

INCOME TAXES (BENEFIT):
Current	93,000	27,000
Deferred taxes (benefit)	(215,000)	916,000
Total Income Taxes (Benefit)	(122,000)	943,000
NET INCOME	$4,107,000	$1,766,000

Net Income Per Share
Basic	$0.17	$0.07
Diluted	$0.17	$0.07

Weighted average common shares outstanding: Basic	23,501,987	25,170,346
Diluted	24,482,557	26,928,330

NET INCOME	$4,107,000	$1,766,000

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Reclassification adjustment for loss included in net income	—	51,000
Unrealized holding loss on securities available-for-sale arising during the year	(18,000)	(37,000)
Total other comprehensive income (loss), net of tax benefit	(18,000)	14,000

COMPREHENSIVE INCOME	$4,089,000	$1,780,000

The accompanying notes are an integral part of the consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (loss)	Equity

Balance – January 1, 2014	25,854,549	$259,000	$61,129,000	$(30,553,000)	$(31,000)	$30,804,000
Granting of options	—	—	333,000	—	—	333,000
Proceeds from exercise of options	20,000	—	20,000	—	—	20,000
Cashless exercise of options	1,592,500	16,000	—	—	—	16,000
Value of shares delivered to fund withholding taxes and option exercise	(856,973)	(9,000)	—	(1,021,000)	—	(1,030,000)
Treasury stock purchased and retired	(2,335,740)	(23,000)	—	(4,454,000)	—	(4,477,000)
Repurchase of warrants	—	—	(505,000)	—	—	(505,000)
Unrealized gain on securities available-for-sale	—	—	—	—	14,000	14,000
Net income	—	—	—	1,766,000	—	1,766,000
Balance – December 31, 2014	24,274,336	$243,000	$60,977,000	$(34,262,000)	$(17,000)	$26,941,000

Granting of options	—	—	272,000	—	—	272,000
Cashless exercise of options	200,000	2,000	—	—	—	2,000
Value of shares delivered to fund option exercise	(79,651)	(1,000)	—	(1,000)	—	(2,000)
Treasury stock purchased and retired	(1,183,536)	(12,000)	—	(2,600,000)	—	(2,612,000)
Unrealized loss on securities available- for-sale	—	—	—	—	(18,000)	(18,000)
Net income	—	—	—	4,107,000	—	4,107,000
Balance – December 31, 2015	23,211,149	$232,000	$61,249,000	$(32,756,000)	$(35,000)	$28,690,000

The accompanying notes are an integral part of the consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,107,000	$1,766,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of patents	1,655,000	1,650,000
Stock-based compensation	272,000	333,000
Deferred tax provision	(215,000)	916,000
Loss on sale of marketable securities	—	51,000
Impairment of other investments	576,000	—

Source (use) of cash from changes in operating assets and liabilities:
Royalty receivables	(288,000)	(435,000)
Other current assets	46,000	34,000
Accounts payable	(199,000)	202,000
Accrued expenses	(321,000)	1,245,000

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,633,000	5,762,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	—	(1,096,000)
Proceeds from sale of marketable securities	—	510,000
Additional patent costs	(75,000)	(96,000)
Acquisition of Investments, at cost	—	(380,000)

NET CASH USED IN INVESTING ACTIVITIES	(75,000)	(1,062,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Value of shares delivered to fund withholding taxes on exercise of options	—	(1,014,000)
Repurchase of common stock	(2,612,000)	(4,477,000)
Repurchase of warrants	—	(505,000)
Proceeds from exercises of options and warrants	—	20,000

NET CASH USED IN FINANCING ACTIVITIES	(2,612,000)	(5,976,000)

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	2,946,000	(1,276,000)

CASH AND CASH EQUIVALENTS, beginning of year	17,662,000	18,938,000

CASH AND CASH EQUIVALENTS, end of year	$20,608,000	$17,662,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the years for:
Interest	$—	$—
Taxes	$107,000	$31,000

The accompanying notes are an integral part of the consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2015 and 2014

Note A – Business

Network-1 Technologies, Inc. (the "Company") is engaged in the development, licensing and protection of its intellectual property assets.  The Company presently owns twenty-seven (27) patents including (i) the remote power patent (the "Remote Power Patent") covering delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) the Mirror Worlds patent portfolio ("Mirror Worlds Patent Portfolio") relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) the Cox patent portfolio (the "Cox Patent Portfolio) relating to enabling technology for identifying media content on the Internet and taking further action to be performed based on such identification; and (iv) our QoS patents ("QoS Patents") relating to systems and methods for the transmission of audio, video and data over computer and telephony networks in order to achieve high quality of service (QoS). The Company has been actively engaged in licensing its Remote Power Patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables.  The Company has entered into twenty (20) license agreements with respect to its Remote Power Patent.  The Company's current strategy includes continuing to pursue licensing opportunities for its Remote Power Patent and monetizing its Mirror Worlds Patent Portfolio and Cox Patent Portfolio acquired by the Company in 2013 (see Note H[2] hereof).  The Company's acquisition strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as the Company has achieved with respect to its Remote Power Patent.  The Company continually reviews opportunities to acquire or license additional intellectual property.  In addition, the Company may enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.

Principles of consolidation
The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary, Mirror Worlds Technologies, LLC. All intercompany transactions and balances are eliminated in consolidation.
Note B – Summary of Significant Accounting Policies

[1]	Use of Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company's consolidated financial statements include the valuation of warrants and stock-based payments, deferred income taxes, valuation of other investments, valuation of patents, accrued expenses and valuation of marketable securities.  Actual results could be materially different from those estimates, upon which the carrying values were based.
[2]	Cash and Cash Equivalents

The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC").  At December 31, 2015, the Company maintained cash balance of $19,956,000 in excess of FDIC limits.
The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.
Cash and cash equivalents as of December 31, 2015 and December 31, 2014 are composed of:

	December 31, 2015	December 31, 2014

Cash	$6,283,000	$2,984,000
Money market fund	14,325,000	14,678,000
Total	$20,608,000	$17,662,000

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2015 and 2014

Note B – Summary of Significant Accounting Policies  (continued)

[3]	Marketable Securities

Marketable securities are classified as available-for-sale and are recorded at fair market value.  Unrealized gain and losses are reported as other comprehensive income or loss.  Realized gains and losses are reclassified from other comprehensive income or loss to net income or loss in the period they are realized.  At December 31, 2015 and December 31, 2014, the Company's marketable securities consist of two corporate bonds (face value $1,000,000) with a 3.9% and 4.5% coupon and term of greater than three months when purchased.  The Company's marketable securities mature in 2021 and it is not the intention of the Company to hold such securities until maturity.
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

Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.  Accordingly, the Company records impairment losses on long-lived assets used in operations or expected to be disposed of when indicators of impairment exist and the undiscounted cash flows expected to be derived from those assets are less than carrying amounts of these assets.  At December 31, 2015 and December 31 2014, there was no impairment to the Company's patents.  At December 31, 2015, the Company wrote-off in full its investment of $576,000 in Lifestreams Technologies Corporation (see Note D hereof).
[6]	Allowance for Doubtful Accounts

The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to their expected net realizable value.  There was no allowance for doubtful accounts at December 31, 2015 and 2014.
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

The Company accounts for income taxes in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740, "Income Taxes" (ASC 740), which requires the Company to use the assets and liability method of accounting for income taxes. Under the assets and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2015 and 2014

Note B – Summary of Significant Accounting Policies  (continued)

rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forward. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.
ASC 740-10, "Accounting for Uncertainty in Income Taxes," defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.
United States federal, state and local income tax returns prior to 2012 are not subject to examination by any applicable tax authorities.
[9]	Stock-based compensation

The Company accounts for its stock-based compensation at fair value estimated on the grant date using the Black-Scholes option pricing model. See Note G[1] for further discussion of the Company's stock-based compensation.

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
[11]	Financial Instruments

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

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2015 and 2014

Note B – Summary of Significant Accounting Policies  (continued)

Level 3 inputs to the valuation methodology are unobservable.
The Company's financial assets subject to fair value measurements and the necessary disclosures are as follows:

		Fair Value Measurements at December 31, 2015 Using Fair Value Hierarchy
	Fair Value as of December 31, 2015	Level 1	Level 2	Level 3
Cash and cash equivalents	$20,608,000	$20,608,000	$—	$—
Corporate bonds	1,061,000	1,061,000	—	—
Total	$21,669,000	$21,669,000	$—	$—

		Fair Value Measurements at December 31, 2014 Using Fair Value Hierarchy
	Fair Value as of December 31, 2014	Level 1	Level 2	Level 3
Cash and cash equivalents	$17,662,000	$17,662,000	$—	$—
Corporate bonds	1,079,000	1,079,000	—	—
Total	$18,741,000	$18,741,000	$—	$—

The carrying value of cash, marketable securities, royalty receivable, other assets, accounts payable, and accrued expenses approximates fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.  Marketable securities available for sale are measured at fair value on recurring basis based on Level 1 inputs (see Note B[3]).
The Company also measures the fair value of certain assets on a non-recurring basis, when events or circumstances indicate the carrying amount of the assets may be impaired.  These assets consist of the Company's investments in Lifestreams Technologies Corporation ("Lifestreams") and are reflected as "Other Investments" in the Company's Consolidated Balance Sheets (see Note D).  These assets have been written-off in full as of December 31, 2015.
The Company has no significant influence or control over Lifestreams and holds less than 20% ownership of Lifestreams.  These investments were reviewed on a periodic basis for impairment.  The Company reviewed several factors to make its determination to write-off the entire investment at December 31, 2015.  These factors included but were not limited to: (i) the financial condition and prospects of the issuer; (ii) the failure of the issuer to make required principal and interest payments; (iii) the issuer's difficulty in raising sufficient financing to effectuate its business plan; (iv) the extent to which fair value is less than cost; and (v) the length of time the investment is in an unrealized loss position.
[12]	Reclassification

The Company has reclassified certain amounts in prior period consolidated financial statements to conform to the current period's presentation.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2015 and 2014

Note B – Summary of Significant Accounting Policies  (continued)

[13]	Recently issued accounting standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842).  ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, and requires a lessee to recognize assets and liabilities for leases with a maximum possible term of more than 12 months.  A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term.  Early application is permitted.  The Company is currently evaluating the impact the adoption of the accounting standard will have on its consolidated financial statements.
In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740); Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet.   The updated standard is effective for the Company beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period.  Management is evaluating the impact, if any, the adoption of the standard will have on the Company's consolidated financial statements.
In February 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-02, Consolidation (Topic 810):  Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures.  This ASU will be effective for periods beginning after December 15, 2015 for public companies.  Management is evaluating the potential impact, if any, on the Company's financial position and results of operations.
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU No. 2014-09 provides for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance.  The accounting standard is effective for interim and annual periods beginning after December 15, 2016 with no early adoption permitted.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606); Deferral of the Effective Date, which deferred the effective date of ASU No. 2014-09 to annual periods beginning after December 15, 2017, along with an option to permit early adoption as of the original effective date.  The Company is required to adopt the amendments in ASU No. 2014-09 using one of two acceptable methods.  The Company's management is currently in the process of determining which adoption method will apply and evaluating the impact of the guidance on the Company's consolidated financial statements.
NOTE C - PATENTS

The Company's intangible assets at December 31, 2015 include patents with estimated remaining economic useful lives ranging from 0.5 to 5.75 years.  For all periods presented, all of the Company's patents were subject to amortization.  The gross carrying amounts and accumulated amortization related to acquired intangible assets as of December 31, 2015 and 2014 are as follows:
	2015	2014
Gross carrying amount – patents	$6,385,000	$6,310,000
Accumulated amortization – patents	(4,383,000)	(2,728,000)
Patents, net	$2,002,000	$3,582,000

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2015 and 2014

NOTE C – PATENTS (continued)

Amortization expense for the years ended December 31, 2015 and 2014 was $1,655,000 and $1,650,000, respectively.  Future amortization of current intangible assets, net is as follows:
2016	$809,000
2017	$197,000
2018	$195,000
2019	$189,000
2020 and thereafter	$612,000
Total	$2,002,000

On February 28, 2013, the Company acquired the Cox Patent Portfolio consisting of four U.S. patents and a pending patent application from Dr. Ingemar Cox which the Company valued at $1,725,000 (see Note H[2]).  Since the acquisition of the Cox Patent Portfolio, the Company has been issued seven additional patents resulting in eleven patents comprising the Cox Patent Portfolio.  On May 21, 2013, the Company's wholly-owned subsidiary acquired  the Mirror Worlds Patent Portfolio consisting of nine U.S. patents and five pending patent applications from Mirror Worlds, LLC which the Company valued at $4,354,000 (see Note H[2]).
The Company's Remote Power Patent expires in March 2020. The expiration dates of the patents within the Company's Mirror Worlds Patent Portfolio range from June 2016 to February 2020. The expiration dates of the patents within the Cox Patent Portfolio range from September 2021 to November 2023 and the expiration date of patents within the Company's QoS patents is June 2019.
NOTE D – OTHER INVESTMENTS, AT COST

In May 2013, as part of the acquisition of the Mirror Worlds Patent Portfolio (see Note H[2]), the Company acquired from Mirror Worlds, LLC 250,000 shares of common stock of Lifestreams Technologies Corporation ("Lifestreams"), a company engaged in the development of next generation applications and methodologies designed to organize and display digital data.  In July 2013, the Company made an additional investment of $50,000 in Lifestreams as part of a financing and received 123,456 shares of Series A preferred stock and, as part of an amended license agreement between the Company's subsidiary and Lifestreams, the Company received a warrant to purchase 1,305,000 shares of common stock of Lifestreams.  The warrant was valued at $70,000 based on the Black-Scholes option model and recorded as non-cash royalty income for the year ended December 31, 2013.  In March 2014, the Company participated in a $2.0 million secured convertible note (the "Notes") financing of Lifestreams by agreeing to invest an aggregate of $380,000 in four equal tranches of $95,000 (the first tranche was paid at closing).  In May 2014, August 2014 and December 2014, the Company made additional investments of $95,000 each as part of the second, third and fourth tranches of the investment.  The Notes all matured on March 31, 2015.  At December 31, 2015, Lifestreams remained in default of the Notes and had not completed any additional material financing. As a result, the Company's total investment of $576,000 was impaired.  The write-off of $576,000 is included in general and administrative expenses in the Company's Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2015.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2015 and 2014

NOTE D – OTHER INVESTMENTS AT COST (continued)

At December 31, 2014, the Company's investment in Lifestreams, which is included in "Other investments" on the consolidated balance sheets, consisted of the following:
	2014
	Number of Shares	Carrying Value
Common Stock	250,000	$76,000
Series A Preferred Stock	123,456	50,000
Warrants	1,305,000	70,000
Convertible Secured Notes	—	380,000
		$576,000

NOTE E - EARNINGS (LOSS) PER SHARE

Basic Earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of outstanding common shares during the period.  Diluted per share data included the dilutive effects of options, warrants and convertible securities.  Potential shares of 3,605,000 and 3,700,000 at December 31, 2015 and 2014, respectively, consisted of options and warrants.  Computations of basic and diluted weighted average common shares outstanding are as follows:
	2015	2014

Weighted-average common shares outstanding - basic	23,501,987	25,170,346

Dilutive effect of options and warrants	980,570	1,757,984

Weighted-average common shares outstanding - diluted	24,482,557	26,928,330

Options and Warrants excluded from the computation of diluted income (loss) per share because the effect of inclusion would have been anti-dilutive	105,000	375,000

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2015 and 2014

Note F – INCOME TAXES

At December 31, 2015, the Company had federal, state and local net operating loss carryforwards (NOLs) totaling approximately $19,603,000 expiring through 2029, with a future tax benefit of approximately $6,819,000.  At December 31, 2015 and 2014, $4,958,000 and $4,743,000, respectively, was recorded as deferred tax assets on the Company's consolidated balance sheet.  At each report date, management considers new evidence, both positive and negative, of its view of the future realization of deferred tax assets.  Based upon taxable income for the year ended December 31, 2015, the Company recorded a provision for income taxes of $1,729,000 which included a reduction to its deferred tax assets of $1,636,000.  In addition, at December 31, 2015 based upon additional taxable income to be realized in future years from pending legal proceedings and related license agreements, management determined that there was sufficient positive evidence to conclude that it was more likely than not that additional deferred taxes of approximately $1,851,000 were realizable.  Accordingly, after reducing the deferred tax assets by $1,636,000 based on the effective tax applied against the 2015 taxable net income, this amount was offset by a reduction in its valuation allowance on its deferred tax assets resulting in a deferred net tax benefit of $215,000 recorded on the Company's consolidated statement of operations.  To the extent that the Company earns income in the future, the Company will report income tax expense and such expense attributable to federal income taxes will reduce its deferred tax assets reflected on the consolidated balance sheet.  Management will continue to evaluate the recoverability of the NOL and adjust the deferred net tax assets appropriately.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.  The 2014 provision for income taxes includes an approximate $17,000 benefit arising from a reclassification adjustment for a previously unrealized loss on a security classified as available-for-sale and its realized loss in the year ended December 31, 2014.

The principal components of the net deferred tax assets are as follows:

	Year Ended
	December 31,
	2015	2014

Deferred tax assets:
Net operating loss carryforwards	$6,819,000	$8,454,000
Options and warrants not yet deducted, for tax purposes	419,000	420,000
	7,238,000	8,874,000

Valuation allowance	(2,280,000)	(4,131,000)

Net deferred tax assets	$4,958,000	$4,743,000

The reconciliation between the taxes as shown and the amount that would be computed by applying the statutory federal income tax rate to the income before income taxes is as follows:

	Year Ended
	December 31,
	2015	2014

Income tax - statutory rate	34.0%	34.0%
State and local, net	1.16%	1.00%
Other – Net	1.82%	—
Change in Valuation allowance on deferred tax assets	(40.06)%	0%
	(3.08)%	35.00%

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2015 and 2014

Note F – INCOME TAXES (continued)

While only the tax returns for the four years ended prior to December 31, 2015 are open for examination for taxes payable for those years, tax authorities could challenge returns (only under certain circumstances) for earlier years to the extent that they generated loss carry forwards that are available for those or future years.
Note G – Stockholders' Equity

[1]	Stock options

The 2013 Stock Incentive Plan ("2013 Plan") provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock, (d) stock appreciation rights, and (e) other stock-based awards.  Awards under the 2013 Plan may be granted singly, in combination, or in tandem.  Subject to standard anti-dilution adjustments as provided , the 2013 Plan provides for an aggregate of 2,600,000 shares of the Company's common stock to be available for distribution.  The Compensation Committee will generally have the authority to administer the 2013 Plan, determine participants who will be granted awards the size and types of awards, the terms and conditions of awards and the form and content of the award agreements representing awards.  Awards under the 2013 Plan may be granted to employees, directors and consultants of the Company and its subsidiaries.

At December 31, 2015, stock options to purchase an aggregate of 385,000 shares of common stock were outstanding under the 2013 Stock Incentive Plan and options to purchase 2,470,000 shares of common stock were outstanding representing option grants outside of the 2013 Plan (issued prior to the establishment of the 2013 Plan).

The fair value of options on the date of grant is estimated using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	Year Ended
	December 31,
	2015	2014

Exercise Prices	$2.34	$1.65
Risk-free interest rates	1.39%	1.65%
Expected option life in years	5 years	5 years
Expected stock price volatility	30.24%	42.65%
Expected dividend yield	0.00%	0.00%

The weighted average fair value of the options, on the option grant date during the years ended December 31, 2015 and December 31, 2014 was $0.68 and $0.65 per share, respectively.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2015 and 2014

Note G - Stockholders' Equity (continued)

The following table summarizes stock option activity for the years ended December 31:

	2015		2014
		Weighted		Weighted
		Average		Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price

Options outstanding at beginning of year	2,950,000	$1.27	4,282,500	$0.91
Granted	105,000	$2.34	280,000	$1.65
Expired	–	–	–	–
Exercised	(200,000)	$0.90	(1,612,500)	$0.39

Options outstanding at end of year	2,855,000	$1.33	2,950,000	$1.27

Options exercisable at end of year	2,828,750	$1.32	2,637,503	$1.24

During the years ended December 31, 2015 and 2014, the Company granted stock options to purchase an aggregate of 105,000 and 280,000 shares of its common stock, respectively, to its directors in 2015 and its officers, directors and consultants in 2014.  The fair value of these options based on the Black-Scholes option-pricing model amounted to $71,000 and $208,000, respectively, for the 2015 and 2014.  The Company recognized stock-based compensation of $272,000 (consisting of $235,000 with respect to employees and directors and $37,000 for a consultant) and $333,000 (consisting of $296,000 with respect to employees and directors and $37,000 for a consultant) in 2015 and 2014, respectively.  The Company at December 31, 2015 has remaining unrecognized expenses related to unvested stock options of $12.000.  The aggregate intrinsic value of all options exercisable at December 31, 2015 was $2,188,900.
During the year ended December 31, 2015, options to purchase an aggregate of 200,000 shares were exercised on a cashless (net exercise) basis by the Company's Executive Vice President (150,000 shares) and a consultant (50,000 shares) at an exercise price of $0.90 per share.  With respect to the aforementioned stock option exercises, aggregate net shares of 120,349 were delivered to the Executive Vice President (90,000 shares) and consultant (30,349 shares).
During the year ended December 31, 2014, options to purchase an aggregate of 1,592,500 shares of the Company's common stock were exercised on a cashless (net exercise basis), at prices ranging from $0.25 per share to $0.68 per share.  As all of these options were exercised on a cashless (net exercise) basis and shares were delivered to fund payroll withholding taxes on exercise as noted below, an aggregate of 735,528 net shares of common stock were issued as a result of these option exercises. During the year ended December 31, 2014 with respect to the aforementioned stock option exercises, an aggregate of 533,256 shares were delivered by the Company's Chief Executive and Executive Vice President with an aggregate  value of $1,013,938 to fund payroll withholding taxes on exercise.
In July 2014, two individuals exercised options to purchase an aggregate of 20,000 shares of common stock, at an exercise price of $1.00 per share.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2015 and 2014

Note G - Stockholders' Equity (continued)

The following table presents information relating to all stock options outstanding and exercisable at December 31, 2015:

Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Options	Exercise	Life in	Options	Exercise
Price	Outstanding	Price	Years	Exercisable	Price

$0.83 - $2.34	2,855,000	$ 1.33	3.11	2,828,750	$ 1.32

[2]	Warrants:

As of December 31, 2015, the following are the outstanding warrants to purchase shares of the Company's common stock:

Number of	Exercise
Warrants	Price	Expiration Date

250,000	$ 2.10	May 21, 2018
250,000	$ 1.40	May 21, 2018
125,000	$ 2.10	July 26, 2018
125,000	$ 1.40	July 26, 2018
750,000

The outstanding warrants at December 31, 2015 pertain to 5-year warrants issued in connection with the Company's (through Mirror Worlds Technologies, LLC, its wholly-owned subsidiary) purchase of the Mirror Worlds Patent Portfolio owned by Mirror Worlds, LLC in May 2013 (See Note H[2]).  Such warrants include warrants to purchase an aggregate of 750,000 shares of common stock (375,000 shares at $2.10 per share and 375,000 shares at $1.40 per share) owned by Recognition Interface, LLC.
On June 3, 2014, the Company repurchased at a purchase price of $505,000 from Looking Glass LLC (previously Mirror Worlds LLC), the prior owner of the Mirror Worlds Patent Portfolio, warrants to purchase an aggregate of 1,750,000 shares of its common stock (875,000 shares at an exercise price of $2.10 per share and 875,000 shares at an exercise price of $1.40 per share).  The Company did not issue any warrants in 2015 or 2014.
Note H - Commitments and Contingencies

[1]	Legal fees:

Russ, August & Kabat provides legal services to the Company with respect to its pending patent litigations filed in April 2014 and December 2014 against Google Inc. and YouTube, LLC in the United States District Court for the Southern District of New York relating to certain patents within the Cox Patent Portfolio acquired by the Company from Dr. Cox (see Note J[1] hereof).  The terms of the Company's agreement with Russ, August & Kabat provide for legal fees on a full contingency basis ranging from 15% to 30% of the net recovery (after deduction of expenses)

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2015 and 2014

Note H - Commitments and Contingencies (continued)

depending on the stage of the proceeding in which the result (settlement or judgment) is achieved.  The Company is responsible for all of the expenses incurred with respect to this litigation.
Dovel & Luner, LLP provides legal services to the Company with respect to its patent litigation commenced in May 2013 against Apple, Inc., Microsoft, Inc. and other major vendors of document system software and computer systems in the United States District Court of Texas for the Eastern District of Texas, (Tyler Division) for infringement of U.S. Patent No. 6,006,227 (see Note J[2]).  The terms of the Company's agreement with Dovel & Luner LLP provide for legal fees on a contingency basis ranging from 25% to 40% of the net recovery (after deduction of expenses) depending upon the stage of proceeding in which a result (settlement or judgment) is achieved, subject to certain agreed upon contingency fee caps depending upon the amount of the net recovery.  The Company is responsible for a certain portion of the expenses incurred with respect to the litigation.  For the year ended December 31, 2015, the Company incurred contingent legal fees of $1,439,000 and expenses of $862,000 to Dovel & Luner with respect to the litigation.

Dovel & Luner, LLP provides legal services to the Company with respect to the Company's pending patent litigation filed in September 2011 against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, (Tyler Division) (see Note J[3]).  The terms of the Company's agreement with Dovel & Luner LLP essentially provide for legal fees on a full contingency basis ranging from 12.5% to 35% (with certain exceptions) of the net recovery (after deduction for expenses) depending on the stage of the preceding in which a result (settlement or judgment) is achieved.  For the year ended December 31, 2015 and December 31, 2014, the Company incurred contingent legal fees and expenses to Dovel & Luner of $745,000 and $239,000, respectively, with respect to the litigation.

Dovel & Luner, LLP provided legal services to the Company with respect to the Company's patent litigation settled in July 2010 against several major data networking equipment manufacturers (see Note J[4]).  The terms of the Company's agreement with Dovel & Luner, LLP provided for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of up to 24% (based on the settlement being achieved at the trial stage) including legal fees of local counsel in Texas.  With respect to royalty payments payable quarterly by Cisco to the Company in accordance with the Company's settlement and license agreement with Cisco, the Company has an obligation to pay Dovel & Luner 24% of such royalties received after expenses.  During the years ended December 31, 2015 and December 31, 2014, total contingency fees incurred to Dovel & Luner, LLP (including local counsel) were $2,157,000 and $2,712,000, respectively.

With respect to the Company's litigation against D-Link, which was settled in May 2007, the Company utilized the services of Blank Rome, LLP, on a full contingency basis.  In accordance with the Company's contingency fee agreement with Blank Rome LLP, once the Company recovers its expenses related to the litigation (which was recovered in the first quarter of 2013), the Company is obligated to pay legal fees to Blank Rome LLP equal to 25% of the royalty revenue received by the Company from its license agreement with D-Link.  During the years ended December 31, 2015 and December 31, 2014, the Company incurred legal fees to Blank Rome of $56,000 and $55,000, respectively.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2015 and 2014

Note H - Commitments and Contingencies (continued)

[2]	Patent Acquisitions:

On February 28, 2013, the Company completed the acquisition of the Cox Patent Portfolio  consisting of four patents (as well as a pending patent application) from Dr. Ingemar Cox, a technology leader in digital watermarking content identification, digital rights management and related technologies, for a purchase price of $1,000,000 in cash and 403,226 shares of the Company's common stock.  In addition, the Company is obligated to pay Dr. Cox 12.5% of the net proceeds (after deduction of expenses) generated by the Company from licensing, sale or enforcement of the patents.  Since the acquisition of the patent portfolio from Dr. Cox, the Company has been issued seven additional related patents by the USPTO comprising the Cox Patent Portfolio.  Professional fees and filing fees of $169,000 were capitalized as patent cost.
On May 21, 2013, the Company's wholly-owned subsidiary, Mirror Worlds Technologies, LLC, acquired the Mirror Worlds Patents consisting of all of the patents previously owned by Mirror Worlds, LLC (which subsequently changed its name to Looking Glass LLC), including nine issued United States patents and five pending applications (one of which was issued in November 2013) covering foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system.  As consideration for the patent acquisition, the Company paid Mirror Worlds, LLC $3,000,000 in cash and issued 5-year warrants to purchase an aggregate of 1,750,000 shares of the Company's common stock (875,000 shares of common stock at an exercise price of $1.40 per share and 875,000 shares of common stock at an exercise price of $2.10 per share) (the "Looking Glass Warrants").  On June 3, 2014, the Company repurchased the Looking Glass Warrants from Looking Glass LLC at a cost of $505,000.  As part of the acquisition of the Mirror Worlds Patent Portfolio, the Company also entered into an agreement with Recognition Interface, LLC ("Recognition"), an entity that financed the commercialization of the patent portfolio prior to its sale to Mirror Worlds, LLC and also retained an interest in the licensing proceeds of the patent portfolio held by Mirror Worlds, LLC.  Pursuant to the terms of the Company's agreement with Recognition, Recognition received (i) 5-year warrants to purchase 250,000 shares of the Company's common  stock  at  $1.40  per  share,  and  (ii)  5-year warrants to  purchase 250,000 shares of common stock at $2.10 per share.  Recognition also received from the Company an interest in the net proceeds realized from the monetization of the Mirror Worlds Patent Portfolio as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; and (iii) 20% of any portion of the net proceeds in excess of $250 million.  In addition, Abacus and Associates, Inc. ("Abacus"), an investment entity affiliated with Recognition,  received  a  60-day  warrant  to  purchase  500,000  shares  of  the Company's common stock at $2.05 per share.  In accordance with the Company's agreement with Recognition, as a result of the exercise of the 60-day warrant by Abacus in July 2013 and the Company's receipt of the aggregate exercise price of $1,250,000, additional 5-year warrants to purchase an aggregate of 250,000 shares (125,000 shares at an exercise price of $2.10 per share and 125,000 shares at an exercise price of $1.40 per share) of the Company's common stock were issued to Recognition.  As part of the acquisition of the Mirror Worlds Patent Portfolio, professional fees and filing fees of $409,000 were capitalized as patent cost.
[3]	Amended Patent Purchase Agreement:

On January 18, 2005, the Company and Merlot Communications, Inc., subsequently changed its name to BAXL Technologies, Inc. (the "Seller"), amended the Patent Purchase Agreement originally entered into in November 2003 (the "Amendment") pursuant to which the Company paid an additional purchase price of $500,000 to Seller for the restructuring of future contingent payments to Seller from the licensing or sale of the patents (including the Remote Power Patent and the QoS Patents).  The Amendment provided for future contingent payments by the Company to Seller of $1.0 million upon achievement of $25 million of Net Royalties (as defined) which payment was made in 2012, an additional contingency payment of $1.0 million upon achievement of $50 million of Net Royalties the "Second Contingent Payment") and an additional contingency payment of $500,000 upon achievement of $62.5 million of Net Royalties from the licensing or sale of the patents acquired from Seller.  At December 31, 2014, $900,000 was accrued as a contingent patent cost with respect to the $1.0 million contingent payment upon achieving $50 million of Net Royalties as referenced above.  On March 11, 2015, the Company entered into an agreement with a secured creditor of the Seller, who had all rights with respect to the Second Contingent Payment, pursuant to

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2015 and 2014

Note H - Commitments and Contingencies (continued)

which the Company paid the secured creditor $900,000 in full satisfaction of the second contingent payment of $1.0 million.
[4]	Services Agreement:

On November 30, 2004, the Company entered into a master services agreement (the "Agreement") with ThinkFire Services USA, Ltd. ("ThinkFire") pursuant to which ThinkFire was granted the exclusive worldwide rights (except for direct efforts by the Company and related companies) to negotiate license agreements for the Remote Power Patent with respect to certain potential licensees agreed to between the parties.  Either the Company or ThinkFire had the right to terminate the Agreement upon 60 days' notice for any reason or upon 30 days' notice in the event of a material breach.  The Company was obligated to pay ThinkFire a fee not to exceed 20% of the royalty payments received from license agreements consummated by ThinkFire on its behalf after the Company recovers its expenses.  For the year ended December 31, 2014, fees incurred to ThinkFire amounted to $105,000.  On February 10, 2015, the Company entered into an agreement with ThinkFire pursuant to which the Agreement was terminated with no further obligations in consideration of the Company's payment of $285,000 to ThinkFire ($261,000 of such payment has been included as general and administrative expenses for the year ended December 31, 2015 and the balance of $24,000 was accrued as an expense for the year ended December 31, 2014).
[5]	Operating leases:

The Company leases its principal office space in New York City at a monthly base rent of approximately $3,700 which lease expires on May 31, 2017.

The Company entered into a lease agreement to rent office space, for offices in New Canaan, Connecticut.  In August 2015, the Company entered into an agreement to extend the lease for a four year period (expiring September 30, 2019) at a base rent of $7,000 per month for the first year (increasing $100 per month each year), which is subject to annual adjustments to reflect increases in real estate taxes and operating expenses.

Mirror Worlds Technologies, LLC, the Company's wholly-owned subsidiary, entered into a one year lease, at a base rent of $620 per month, to rent office space in Tyler, Texas (expiring April 30, 2016).
Rental expense for the years ended December 31, 2015 and 2014 aggregated $140,000 and $136,000, respectively.

[6]	Savings and investment plan:

The Company has a Savings and Investment Plan which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986.  The Company also may make discretionary annual matching contributions and profit sharing in amounts determined by the Board of Directors, subject to statutory limits.  The 401(k) Plan expense for the years ended December 31, 2015 and 2014 was $91,000 and $61,000, respectively.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2015 and 2014

Note I - Employment Arrangements and Other Agreements

[1]
On November 1, 2012, the Company entered into an employment agreement (the "Agreement") with its Chairman and Chief Executive Officer for three successive one year terms (unless terminated by the Company) at an annual base salary of $415,000.  The Agreement established an annual target discretionary bonus of $150,000 for the Chairman and Chief Executive Officer based on performance criteria to be established on an annual basis by the Board of Directors (or compensation committee).  For each of the years ended December 31, 2015 and December 31, 2014, the Chairman and Chief Executive Officer received an annual discretionary cash bonus of $200,000.  In connection with the Agreement, the Chairman and Chief Executive Officer was issued a 10-year option to purchase 500,000 shares of the Company's common stock at an exercise price of $1.19 per share, which vested in equal quarterly amounts of 41,667 shares through August 31, 2015, subject to acceleration upon a change of control.  The Chairman and Chief Executive Officer shall forfeit the balance of unvested shares if his employment has been terminated "For Cause" (as defined) by the Company or by him without "Good Reason" (as defined).

Under the terms of the Agreement, the Chairman and Chief Executive Officer also receives incentive compensation in an amount equal to 5% of the Company's gross royalties or other payments or proceeds (without deduction of legal fees or any other expenses) with respect to its Remote Power Patent (U.S. Patent No. 6,218,930) and a 10% net interest (gross royalties and other payments or proceeds after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company's royalties and other payments with respect to its other patents besides the Remote Power Patent (the "Additional Patents") (the "Incentive Compensation").  For the years ended December 31, 2015 and December 31, 2014, the Chairman and Chief Executive Officer earned Incentive Compensation of $886,000 ($446,000 of which was accrued at December 31, 2015) and $614,000 ($132,000 of which was accrued at December 31, 2014), respectively.  The Incentive Compensation shall continue to be paid to the Chairman and Chief Executive Officer for the life of each of the Company's patents with respect to licenses entered into with third parties during the term of his employment or at anytime thereafter, whether he is employed by the Company or not; provided, that, the Chairman and Chief Executive Officer's employment has not been terminated by the Company "For Cause" (as defined) or terminated by him without "Good Reason" (as defined).  In the event of a merger or sale of substantially all of the assets of the Company, the Company has the option to extinguish the right of the Chairman and Chief Executive Officer to receive future Incentive Compensation by payment to him of a lump sum payment, in an amount equal to the fair market value of such future interest as determined by an independent third party expert if the parties do not reach agreement as to such value.  In the event that the Chairman and Chief Executive Officer's employment is terminated by the Company "Other Than For Cause" (as defined) or by him for "Good Reason" (as defined), the Chairman and Chief Executive Officer shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) a pro-rated portion of the $150,000 target bonus provided bonus criteria have been satisfied on a pro-rated basis through the calendar quarter in which the termination occurs and (iii) accelerated vesting of all unvested options and warrants.
In connection with the Agreement, the Chairman and Chief Executive Officer has also agreed not to compete with the Company as follows: (i) during the term of the Agreement and for a period of 12 months thereafter if his employment is terminated "Other Than For Cause" (as defined) provided he is paid his 12 month base salary severance amount and (ii) for a period of two years from the termination date, if terminated "For Cause" by the Company or "Without Good Reason" by the Chairman and Chief Executive Officer.
[2]
On April 9, 2014, the Company's Chief Financial Officer entered into an offer letter with the Company pursuant to which he continues to serve as Chief Financial Officer, on an at-will basis, at an annual base salary of $157,500.  The Chief Financial Officer is eligible to receive incentive or bonus compensation on an annual basis in the discretion of the Compensation Committee.  The Chief Financial Officer received an annual bonus of $30,000 for 2015 and 2014.  In connection with the offer letter, the Chief Financial Officer was issued, under the Company's 2013 Stock Incentive Plan, a 5-year stock option to purchase 50,000 shares of the Company's common stock, at an exercise price of $1.65 per share, which option vested in two equal amounts (25,000 shares each) on each of December 31, 2014 and December 31, 2015.  In addition, in the event the Chief Financial Officer's employment is terminated without "Good Cause" (as defined), he shall receive (i) (a) 6 months base salary or (b) 12 months base salary in the event of a termination without "Good Cause" within 6 months following a "Change of Control" of the Company (as defined) and

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2015 and 2014

Note I - Employment Arrangements and Other Agreements (continued)

(ii) accelerated vesting of all remaining unvested shares underlying his options or any other awards he may receive in the future.
Note J – Legal Proceedings

[1]
On April 4, 2014 and December 3, 2014, the Company initiated litigation against Google Inc. and YouTube, LLC in the United States District Court for the Southern District of New York for infringement of several of its patents within the Cox Patent Portfolio acquired from Dr. Cox (see Note H[2] hereof) which relate to the identification of media content on the Internet.  The lawsuits allege that Google and YouTube have infringed and continue to infringe certain of the Company's patents by making, using, selling and offering to sell unlicensed systems and related products and services, which include YouTube's Content ID system.

In December 2014, Google Inc. filed four petitions to institute Inter Partes Review at the United States Patent and Trademark Office ("USPTO") pertaining to patents within the Company's Cox Patent Portfolio asserted in the litigation filed in April 2014 as described above.  Google in each of the four Inter Partes Review petitions seeks to invalidate certain claims of patents at issue within the Cox Patent Portfolio.  On June 23, 2015, the Patent Trial and Appeal Board ("PTAB") of the USPTO issued an order instituting for oral hearing each of the four petitions for Inter Partes Review.  The consolidated trial at the PTAB was held on March 9, 2016 and a decision is pending.  As a result of instituting for oral hearing the four petitions for Inter Partes Review, the above referenced litigation commenced by the Company in April 2014 and December 2014 against Google and YouTube have been stayed until decisions are rendered by the PTAB following oral hearing with respect to the Inter Partes Review proceedings and the Covered Business Method Review referenced below.
On April 13, 2015, Google filed a Petition for Covered Business Method Review (CBM) at the PTAB seeking to invalidate claims pertaining to the Company's U.S. Patent No. 8,904,464, the patent asserted in the Company's litigation against Google and YouTube filed on December 3, 2014 as referenced above.  On October 19, 2015, the PTAB issued an order instituting for oral hearing the Covered Business Method Review on certain grounds. The oral hearing is scheduled for May 11, 2016.
[2]
On May 23, 2013, the Company's wholly-owned subsidiary, Mirror Worlds Technologies, LLC, initiated patent litigation in the United States District Court for the Eastern District of Texas, Tyler Division, against Apple, Inc., Microsoft, Inc., Hewlett-Packard Company, Lenovo Group Ltd., Lenovo (United States), Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics America, Inc. and Samsung Telecommunications America L.L.C., for infringement of the Company's '227 patent (the "227 Patent") (one of the patents the Company acquired as part of the acquisition of the Mirror Worlds Patent Portfolio).  The Company seeks, among other things, monetary damages based upon reasonable royalties.  The lawsuit alleges that the defendants have infringed and continue to infringe the claims of the '227 Patent by making, selling, offering to sell and using infringing products including Mac OS and Windows operating systems and personal computers and tablets that include versions of those operating systems, and by encouraging others to make, sell, and use these products.  In September 2013 and October 2013, the defendants filed their answers to the Company's complaint. Defendants Apple, Inc. and Microsoft, Inc. also filed counterclaims for a declaratory judgment of non-infringement of the Company's '227 Patent and invalidity of the '227 Patent.  In December 2013, the litigation was severed into two consolidated actions, Mirror Worlds v Apple, et. al. and Mirror Worlds v. Microsoft, et. al.  The trial date for the Apple litigation has been scheduled for July 2016.

On November 6, 2015, the Company entered into a settlement agreement with Microsoft pursuant to which Microsoft (including its customers) received a non-exclusive fully paid license for the Mirror Worlds Patents for their remaining life in consideration of a lump sum payment to the Company of $4.65 million.  In addition, as customers of Microsoft, the pending litigation was also dismissed against Hewlett-Packard Corporation, Lenovo Group Ltd., Lenovo (United States), Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics of America, Inc. and Samsung Telecommunications America L.L.C.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2015 and 2014

Note J – Legal Proceedings (continued)

[3]
In September 2011, the Company initiated patent litigation against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of its Remote Power Patent.  Named as defendants in the lawsuit, excluding related parties, were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inx., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transitions Networks, Inc.  The Company seeks monetary damages based upon reasonable royalties.  During the year ended December 31, 2012, the Company reached settlement agreements with defendants Motorola Solutions, Inc. ("Motorola"), Transition Networks, Inc. ("Transition Networks") and GarretCom, Inc. ("GarretCom").  In February 2013, the Company reached settlement agreements with Allied Telesis, Inc. ("Allied Telesis") and NEC Corporation ("NEC").  As part of the settlements, Motorola, Transition Networks, GarretCom, Allied Telesis and NEC each entered into a non-exclusive license agreement for the Company's Remote Power Patent pursuant to which each such defendant agreed to license the Remote Power Patent for its full term (which expires in March 2020) and pay a license initiation fee and quarterly or annual royalties based on their sales of PoE products.  In March 2015 and July 2015, the Company reached settlement agreements with Samsung Electronics Co., Ltd. ("Samsung"), Huawei Technologies Co., Ltd. ("Huawei") and ShoreTel Inc. ("ShoreTel").  Samsung and Huawei each received a non-exclusive fully-paid license for the Remote Power Patent for its remaining life.  ShoreTel entered into a non-exclusive license agreement for the Remote Power Patent for its full term and paid a license initiation fee and is obligated to pay quarterly royalties based upon its sales of PoE products.

[4]
In July 2010, the Company settled its patent litigation pending in the United States District Court for the Eastern District of Texas, Tyler Division, against Adtran, Inc, Cisco Systems, Inc. and Cisco-Linksys, LLC, (collectively, "Cisco"), Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., and 3Com Corporation, Inc.  As part of the settlement, Adtran, Cisco, Enterasys, Extreme Networks and Foundry Networks each entered into a settlement agreement with the Company and entered into non-exclusive licenses for the Company's Remote Power Patent (the "Licensed Defendants").  Under the terms of the licenses, the Licensed Defendants paid the Company upon settlement approximately $32 million and also agreed to license the Remote Power Patent for its full term, which expires in March 2020.  In accordance with the Settlement and License Agreement, dated May 25, 2011, which expanded upon the July 2010 agreement, Cisco is obliged to pay the Company royalties (which began in the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent.  The royalty payments are subject to certain conditions including the continued validity of the Company's Remote Power Patent, and the actual royalty amounts received may be less than the caps stated above.  Under the terms of the Agreement, if the Company grants other licenses with lower royalty rates to third parties (as defined in the Agreement), Cisco shall be entitled to the benefit of the lower royalty rates provided it agrees to the material terms of such other license.  Under the terms of the Agreement, the Company has certain obligations to Cisco and if it materially breaches such terms, Cisco will be entitled to stop paying royalties to the Company.  This would have a material adverse effect on the Company's business, financial condition and results of operations.

[5]
On July 20, 2012, an unknown third party filed with the USPTO a request for ex parte reexamination of certain claims of the Company's Remote Power Patent.  On September 5, 2012, the USPTO issued an order granting the reexamination.  On October 14, 2014, the USPTO issued a Reexamination Certificate, rejecting a challenge to the patentability of the Remote Power Patent.  The Reexamination Certificate confirmed the patentability of the challenged claims of the Remote Power Patent (claims 6, 8 and 9) without any amendment or modification.  The USPTO also allowed fourteen (14) new claims, bringing the total claims in the Remote Power Patent to twenty-three (23) claims.  No claims were rejected.

[6]
Avaya Inc., Dell Inc., Sony Corporation of America and Hewlett Packard Co. were petitioners in Inter Partes Review proceedings (which were joined together) (the "IPR Proceeding") at the USPTO before the Patent Trial and Appeal Board (the "Patent Board") involving the Company's Remote Power Patent. Petitioners in the IPR Proceeding sought to cancel certain claims of the Remote Power as unpatentable.  On May 22, 2014, the Patent Board issued its Final Written Decision in the Company's favor rejecting a challenge to the patentability of the Company's Remote Power Patent.  On July 24, 2014, the Petitioners in the IPR Proceeding each filed a Notice of Appeal of the Patent Board's

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2015 and 2014

Note J – Legal Proceedings (continued)

decision to the United States Court of Appeals for the Federal Circuit.  On August 5, 2015, the United States Court of Appeals for the Federal Circuit affirmed the decision of the PTAB in the Company's favor rejecting a challenge to the patentability of the Company's Remote Power Patent.
[7]
On February 16, 2015, Sony Corporation of America filed a Covered Business Method Review (CBM) Petition with the USPTO seeking to invalidate certain claims of the Company's Remote Power Patent.  On July 1, 2015, the USPTO issued a decision in the Company's favor denying institution of the Covered Business Method Review and rejecting Sony's challenge to the patentability of the Company's Remote Power Patent.

[8]
On February 16, 2015, Sony Corporation of America filed a Petition for an ex parte reexamination with the USPTO seeking to invalidate certain claims of the Company's Remote Power Patent.  On April 3, 2015, the USPTO issued an order granting Sony's request for an ex parte reexamination of our Remote Power Patent.  On November 9, 2015, the USPTO issued Reexamination Certificate C2, rejecting Sony's challenge to the validity of the Remote Power Patent.

NOTE K – STOCK REPURCHASE PROGRAM

On August 22, 2011, the Company announced that its Board of Directors approved a share repurchase program to repurchase up to $2,000,000 of shares of its common stock over the next 12 months ("Share Repurchase Program").  On June 17, 2015, the Company's Board of Directors authorized its fifth increase to the Share Repurchase Program to repurchase up to an additional $2,000,000 of the Company's common stock over the subsequent 12 month period (for a total of up to $14,000,000 since inception of the Share Repurchase Program).  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the Company's discretion.  The timing and amount of the shares repurchased will be determined by management based on its evaluation of market conditions and other factors.  The repurchase program may be increased, suspended or discontinued at any time.
During the year ended December 31, 2015, the Company repurchased an aggregate of 1,183,536 shares of its common stock pursuant to the Share Repurchase Program at a cost of $2,587,716 (exclusive of commissions) or an average price per share of $2.19 per share.
Since inception of the Share Repurchase Program (August 2011) through March 1, 2016, the Company has repurchased an aggregate of 6,882,604 shares of its common stock at a cost of $11,344,823 (exclusive of commissions)  or an average per share price of $1.65 per share.
NOTE L – CISCO ROYALTY AUDIT AND CONCENTRATION
In late December 2013, the Company exercised its right to audit the royalties paid to it by Cisco for the years 2012 and 2013 (the "Audit Period") in accordance with its May 2011 license agreement with Cisco.  As a result of the audit, Cisco agreed to pay the Company additional royalty payments pursuant to the May 2011 license agreement of $3,281,000 for the Audit Period and other periods covered by the license agreement. These additional aggregate royalty payments of $3,281,000 were all recorded as royalty revenue in the three month period ended June 30, 2014, at the time the Company completed the audit and the additional royalty payments were agreed to by the parties.
Cisco constituted approximately 51% and 87% of the Company's revenue (including the additional revenue from the Cisco audit referenced above), respectively, for years ended December 31, 2015 and December 31, 2014.  At December 31, 2015 and December 31, 2014, the royalty receivable from Cisco constituted approximately 67% and 74% of the Company's royalty receivables, respectively.  Microsoft Corporation accounted for 28% of the Company's revenue for the year ended December 31, 2015.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2015 and 2014

NOTE L – CISCO ROYALTY AUDIT AND CONCENTRATION (continued)

Notwithstanding a cap for the year ended December 31, 2015 of $8 million of royalty payments from Cisco to the Company in accordance with the Company's agreement with Cisco, the Company recorded revenue from Cisco of $8,403,484 for the year ended December 31, 2015 which included an adjustment of $403,484 agreed to in 2015 for prior periods.
NOTE M - RELATED PARTY TRANSACTIONS

On April 14, 2014, the Company repurchased 10,456 shares of its common stock from its Executive Vice President and 31,784 shares of its common stock from a daughter of the Company's Chief Financial Officer, each at a purchase price of $1.64 per share or an aggregate consideration of $69,274.

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)       Financial Statements:
The following are included under Item 8 "Financial Statements and Supplementary Data:"
Report of Independent Registered Public Accounting Firm
Consolidated balance sheets as of December 31, 2015 and 2014
Consolidated statements of operations and comprehensive income for the years ended December 31, 2015 and 2014
Consolidated statements of changes in stockholders' equity for the years ended December 31, 2015 and 2014
Consolidated Statements of cash flows for the years ended December 31, 2015 and 2014
Notes to consolidated financial statements

(a)(2)       Financial Statements Schedules:

Financial statement schedules are omitted because the information is not applicable.

(a)(3)       Exhibits
3(i)(a)	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-59617), declared effective by the SEC on November 12, 1998 (the "1998 Registration Statement"), and incorporated herein by reference.
3(i)(b)	Certificate of Amendment to the Certificate of Incorporation dated November 27, 2001. Previously filed as Exhibit 3.1.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-81344) declared effective by the SEC on February 12, 2002, and incorporated herein by reference (the "February 2002 Form S-3")
3(i)(c)	Certificate of Amendment to the Certificate of Incorporation dated October 9, 2013. Previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on October 10, 2013, and incorporated herein by reference.
3(ii)	By-laws, as amended. Previously filed as Exhibit 3.2 to the 1998 Registration Statement and incorporated herein by reference.
4.1	Form of Common Stock certificate. Previously filed as Exhibit 4.1 to the 1998 Registration Statement and incorporated herein by reference.

10.1+	Amended and Restated 1996 Stock Option Plan. Previously filed as an attachment to the Company's Proxy Statement filed on May 28, 1999, and incorporated herein by reference.
10.2+	2013 Stock Incentive Plan. Previously filed as Appendix B to the Company's Schedule 14A (Proxy Statement) filed on August 20, 2013 and incorporated herein by reference.
10.3	Patents Purchase, Assignment and License Agreement, dated November 18, 2003, between the Company and Merlot Communications, Inc. Previously filed as Exhibit 10.10 to the Company's Current Report on Form 8-K filed December 3, 2003 and incorporated herein by reference.
10.4	Amendment to Patents Purchase, Assignment and License Agreement, dated January 18, 2005, between the Company and Merlot Communications, Inc. Previously filed January 24, 2005 as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 18, 2005 and incorporated herein by reference.
10.5	Settlement Agreement, dated as of May 25, 2007, between the Company and D-Link Corp. and D-Link Systems, Inc., previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on August 21, 2007 and incorporated herein by reference.
10.6	Agreement, dated February 8, 2008, between the Company and Dovel & Luner, previously filed on February 13, 2008 as Exhibit 10.1 to the Company's Current Report on Form 8-K and incorporated herein by reference.
10.7	Letter Agreement dated June 17, 2008, between the Company and Microsemi Corp-Analog Mixed Signal Group Ltd., previously filed on June 23, 2008 as Exhibit 10.1 to the Company's Current Report on Form 8-K and incorporated herein by reference.
10.8	License Agreement, dated August 13, 2008, between the Company and Microsemi Corporation, previously filed on August 15, 2008 as Exhibit 10.1 to the Company's Current Report on Form 8-K and incorporated herein by reference.
10.9	Settlement Agreement (including Non-Exclusive Patent License Agreement), dated May 22, 2009, between the Company and Netgear, Inc., previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, fled on May 29, 2009, and incorporated herein by reference.
10.10+	Employment Agreement, dated June 8, 2009, between the Company and Corey M. Horowitz, previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 12, 2009, and incorporated herein by reference.
10.11+	Form of stock option agreement, previously filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8, filed on October 14, 2009 and incorporated herein by reference.

10.12	Settlement Agreement between the Company and Cisco Systems, Inc. and Cisco-Linksys, LLC. Portions of the Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an order granting confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended. Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 20, 2010 and incorporated herein by reference.
10.13	Settlement Agreement between the Company and Extreme Networks, Inc. Previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed July 20, 2011.
10.14	Settlement Agreement between the Company and Foundry Networks, Inc., Enterasys Networks, Inc. and Adtran, Inc. Previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed July 20, 2011.
10.15	Settlement Agreement between the Company and 3Com Corporation and Hewlett Packard Corporation. Previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed July 20, 2011.
10.16+	Agreement, dated February 3, 2011, between the Company and David C. Kahn. Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 4, 2011 and incorporated herein by reference.
10.17+	Agreement, dated March 16, 2011, between the Company and Corey M. Horowitz, Chairman and Chief Executive Officer. Previously filed as Exhibit 10.1 to the Company's Current Report on 8-K filed on March 18, 2011.
10.18	Settlement and License Agreement, dated May 25, 2011, among the Company, Corey M. Horowitz, CMH Capital Management Corp. and Cisco Systems, Inc. and Cisco Consumer Products, LLC. Portions have been omitted pursuant to an order granting confidentiality treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 as amended. Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 1, 2011.
10.19+	Letter Agreement, dated April 12, 2012, between the Company and David C. Kahn, Chief Financial Officer. Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 13, 2012.
10.20+	Employment Agreement, dated November 1, 2012, between the Company and Corey M. Horowitz, Chairman and Chief Executive Officer. Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 2, 2012.
10.21	Patent Purchase Agreement, dated February 28, 2012, between the Company and Dr. Ingemar Cox. Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 5, 2013.

10.22	Asset Purchase Agreement, dated as of May 21, 2013, between the Company and Mirror Worlds, LLC. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Previously filed as Exhibit 10.1 to the Company's Form 8-K filed on May 29, 2013 and incorporated herein by reference.
14	Code of Ethics. Previously filed as Exhibit 14 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 14, 2004 and incorporated herein by reference.
23.1*	Consent of Friedman, LLP, Independent Registered Public Accounting Firm
31.1*	Section 302 Certification of Chief Executive Officer.
31.2*	Section 302 Certification of Chief Financial Officer.
32.1*	Section 906 Certification of Chief Executive Officer.
32.2*	Section 906 Certification of Chief Financial Officer.

101*        Interactive data files: *
101.INS   XBRL Instance Document
101.SCH XBRL Scheme Document
101.CAL XBRL Calculation Linkbase Document
101.DEF  XBRL Definition Linkbase Document
101.LAB XBRL Label Linkbase Document
101.PRE  XBRL Presentation Linkbase Document

___________________________
*  Filed herewith
+  Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 30th day of March 2016.

NETWORK-1 TECHNOLOGIES, INC.

By:	/s/ Corey M. Horowitz
Corey M. Horowitz
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/ Corey M. Horowitz Corey M. Horowitz	Chairman and Chief Executive Officer, Chairman of the Board of Directors (principal executive officer)	March 30, 2016

/s/ David Kahn David Kahn	Chief Financial Officer, Secretary and a Director (principal financial officer and principal accounting officer)	March 30, 2016
/s/ Emanuel Pearlman Emanuel Pearlman	Director	March 30, 2016
/s/ Niv Harizman Niv Harizman	Director	March 30, 2016
/s/ Allison Hoffman Allison Hoffman	Director	March 30, 2016