Form 10-Q
period 2016-03-31
NETWORK 1 TECHNOLOGIES INC
filed 2016-05-16
CIK 1065078

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 1-15288

NETWORK-1 TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	11-3027591 (IRS Employer Identification No.)

445 Park Avenue, Suite 912 New York, New York (Address of Principal Executive Offices)	10022 (Zip Code)

              212-829-5770
(Registrant's Telephone Number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§223.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "Large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐ Accelerated filer ☐

Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The number of shares of the registrant's common stock, $.01 par value per share, outstanding as of May 13, 2016 was 23,295,446.

NETWORK-1 TECHNOLOGIES, INC.

Form 10-Q Index

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS:	March 31, 2016	December 31, 2015

CURRENT ASSETS:
Cash and cash equivalents	$20,739,000	$20,608,000
Marketable securities, available for sale	1,087,000	1,061,000
Royalty receivables	5,202,000	1,537,000
Other current assets	122,000	196,000

Total Current Assets	27,150,000	23,402,000

OTHER ASSETS:
Deferred tax assets	6,396,000	4,958,000
Patents, net of accumulated amortization	1,590,000	2,002,000
Security deposits	19,000	19,000

Total Other Assets	8,005,000	6,979,000

TOTAL ASSETS	$35,155,000	$30,381,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$263,000	$139,000
Accrued expenses	2,329,000	1,552,000

TOTAL LIABILITIES	2,592,000	1,691,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value, authorized 10,000,000 shares;
none issued and outstanding at March 31, 2016 and December 31, 2015	—	—

Common stock, $0.01 par value; authorized 50,000,000 shares;
23,295,446 and 23,211,149 shares issued and outstanding at
March 31, 2016 and December 31, 2015, respectively	233,000	232,000

Additional paid-in capital	61,319,000	61,249,000
Accumulated deficit	(28,981,000)	(32,756,000)
Accumulated other comprehensive loss	(8,000)	(35,000)

TOTAL STOCKHOLDERS' EQUITY	32,563,000	28,690,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,155,000	$30,381,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015

REVENUE	$5,190,000	$5,627,000

OPERATING EXPENSES:
Costs of revenue	1,486,000	1,689,000
Professional fees and related costs	452,000	446,000
General and administrative	403,000	659,000
Amortization of patents	414,000	413,000
Stock-based compensation	12,000	100,000

TOTAL OPERATING EXPENSES	2,767,000	3,307,000

OPERATING INCOME	2.423,000	2,320,000
OTHER INCOME:
Interest income, net	10,000	21,000

INCOME BEFORE INCOME TAXES	2,433,000	2,341,000

INCOME TAXES:
Current	51,000	55,000
Deferred taxes (benefit), net	(1,438,000)	756,000
Total income taxes (benefit)	(1,387,000)	811,000

NET INCOME	$3,820,000	$1,530,000

Net Income Per Share
Basic	$0.16	$0.06
Diluted	$0.16	$0.06

Weighted average common shares outstanding:
Basic	23,252,751	24,089,009
Diluted	24,266,573	25,500,903

NET INCOME	$3,820,000	$1,530,000

OTHER COMPREHENSIVE INCOME:
Unrealized holding gain on securities available-for-sale arising during the period	27,000	20,000

COMPREHENSIVE INCOME	$3,847,000	$1,550,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,820,000	$1,530,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of patents	414,000	413,000
Stock-based compensation	12,000	100,000
Deferred tax provision (benefit)	(1,438,000)	756,000

Changes in operating assets and liabilities:
Royalty receivables	$(3,665,000)	(4,353,000)
Other current assets	74,000	62,000
Accounts payable	124,000	(108,000)
Accrued expenses	777,000	(38,000)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	118,000	(1,638,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of patents and other assets	(2,000)	(30,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Value of shares delivered to fund withholding taxes on exercise of options	(44,000)	—
Repurchases of common stock, net of commissions	(1,000)	(1,882,000)
Proceeds from exercise of options	60,000	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	15,000	(1,882,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	131,000	3,550,000

CASH AND CASH EQUIVALENTS, beginning of period	20,608,000	17,662,000

CASH AND CASH EQUIVALENTS, end of period	$20,739,000	$14,112,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS:

[1] BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of the management of Network-1 Technologies, Inc. (the "Company"), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 2016, and the results of its operations and comprehensive income for the three month period ended March 31, 2016 and March 31, 2015 and its cash flows for the three month periods ended March 31, 2016 and March 31, 2015.  The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP may have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results of operations to be expected for the full year.  The accompanying condensed consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, Mirror Worlds Technologies, LLC.

[2] BUSINESS:

The Company is engaged in the development, licensing and protection of its intellectual property assets.  The Company presently owns twenty-seven (27) patents including (i) the remote power patent (the "Remote Power Patent") covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) the Mirror Worlds patent portfolio (the "Mirror World Patent Portfolio") relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) the Cox patent portfolio (the "Cox Patent Portfolio") relating to enabling technology for identifying media content on the Internet and taking further action to be performed based on such identification; and (iv) patents covering systems and methods for the transmission of audio, video and data over computer and telephony networks in order to achieve high quality of service (QoS) (the "QoS Patents").  The Company has been actively engaged in licensing its Remote Power Patent (U.S. Patent No. 6,218,930).  The Company has entered into twenty (20) license agreements with respect to its Remote Power Patent.  The Company's current strategy includes continuing to pursue licensing opportunities for its Remote Power Patent and its efforts to monetize its Cox Patent Portfolio and Mirror Worlds Patent Portfolio acquired by the Company in 2013  (see Note I[2] hereof)).  The Company's acquisition strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as the Company has achieved with respect to its Remote Power Patent.  The Company's Remote Power Patent has generated licensing revenue in excess of $87,000,000 from May 2007 through March 31, 2016.  The Company continually reviews opportunities to acquire or license additional intellectual property.  In addition, the Company may enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company's unaudited condensed consolidated financial statements include the valuation of warrants and stock-based payments, deferred income taxes, valuation of patents, accrued expenses and valuation of marketable securities.  Actual results could be materially different from those estimates, upon which the carrying values were based.

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

Revenue Recognition

The Company recognizes revenue received from the licensing of its intellectual property in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB No. 104") and related authoritative pronouncements. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the license agreement, (iii) amounts are fixed or determinable, and (iv) collectability of amounts is reasonably assured.  The Company relies on royalty reports received from third party licensees to record its revenue.  From time to time the Company may audit royalties reported from licensees. Any adjusted royalty revenue as a result of such audits is recorded by the Company in the period in which such adjustment is agreed to by the Company and the licensee or otherwise determined.

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

Effective January 1, 2016, the Company has elected to early adopt Accounting Standards Update No. 2015-17, Income Taxes (Topic 740); Balance Sheet Classification of Deferred Taxes (ASU 2015-17) and classify the deferred tax assets as non-current assets on the consolidated balance sheets.  See "Accounting Standards Adopted in the Period" section of this Note B for further details.

Impairment of long-lived assets

Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.  Accordingly, we record impairment losses on long-lived assets used in operations or expected to be disposed of when indicators of impairment exist and the undiscounted cash flows expected to be derived from those assets are less than carrying amounts of these assets.  At March 31, 2016 and December 31, 2015, there was no impairment to the Company's patents.

Stock-Based Compensation

The Company accounts for its stock-based compensation at fair value estimated on the grant date using the Black-Scholes option pricing model. See Note D hereof for further discussion of the Company's stock-based compensation.

Earnings Per Share

The Company reports earnings per share in accordance with U.S. GAAP, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts, such as warrants and options to purchase common stock were exercised. Common stock equivalents having an anti-dilutive effect on earnings per share are excluded from the calculation of diluted earnings per share.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The carrying value of cash, marketable securities, royalty receivables, other assets, accounts payable, and accrued expenses approximates fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.  Marketable securities available for sale are measured at fair value on recurring basis based on Level 1 inputs (see Note H).

Reclassification

The Company has reclassified certain amounts in prior period condensed consolidated financial statements to conform to the current period's presentation.

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting (ASU 2016-09) to simplify the accounting for share-based payment transactions, including the income tax consequences, an option to recognize gross share-based compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance will be effective for us in the first quarter of 2017, and early adoption is permitted. Management is still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

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

In May 2014, FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU No. 2014-09 provides for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance.  The accounting standard is effective for interim and annual

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

periods beginning after December 15, 2016 with no early adoption permitted.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU No. 2014-09 to annual periods beginning after December 2017, along with an option to permit early adoption as of the original effective date.  We are required to adopt the amendments in ASU No. 2014-09 using one of two acceptable methods. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The ASU clarifies the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The ASU does not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the ASU are the same as the effective date and transition requirements in Topic 606. Public entities should apply the ASU for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Management is currently in the process of determining which adoption method it will apply and evaluating the impact of the guidance on our consolidated financial statements.

Accounting Standards Adopted in the Period

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740); Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet.  The updated standard is effective beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. Effective January 1, 2016, the Company has elected to early adopt the standard and classify the deferred tax assets as non-current assets on the consolidated balance sheets.

NOTE C - PATENTS

The Company's intangible assets at March 31, 2016 include patents with estimated remaining economic useful lives ranging from 0.25 to 5.5 years.  For all periods presented, all of the Company's patents were subject to amortization.  The gross carrying amounts and accumulated amortization related to acquired intangible assets as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Gross carrying amount – patents	$6,387,000	$6,385,000
Accumulated amortization – patents	(4,797,000)	(4,383,000)
Patents, net	$1,590,000	$2,002,000

NOTE C – PATENTS (continued)

Amortization expense for the three months ended March 31, 2016 and March 31, 2015 was $414,000 and $413,000, respectively.  Future amortization of current intangible assets, net is as follows:

Twelve Months Ended March 31,

2017	$444,000
2018	$196,000
2019	$194,000
2020	$189,000
2021 and thereafter	$567,000
Total	$1,590,000

The Company's Remote Power Patent expires in March 2020. The expiration dates of the patents within the Company's Mirror Worlds Patent Portfolio range from June 2016 to February 2020. The expiration dates of the patents within the Cox Patent Portfolio range from September 2021 to November 2023 and the expiration date of the QoS Patents is June 2019.

NOTE D – STOCK-BASED COMPENSATION

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model.  On the date of grant, the following weighted average assumptions were utilized for options granted during the three months ended March 31, 2015.  There were no option grants during the three months ended March 31, 2016.

Three Months Ended March 31, 2015
Risk-free interest rates Expected option life in years Expected stock price volatility Expected dividend yield	1.39% 5 years 30.24% -0-

The following table presents information relating to all stock options outstanding and exercisable at March 31, 2016:

Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Options	Exercise	Life in	Options	Exercise
Price	Outstanding	Price	Years	Exercisable	Price

$0.83 - $2.34	2,410,000	$1.29	3.40	2,410,000	$1.29

The Company recorded stock-based compensation of $12,000 and $100,000 for the three months ended March 31, 1016 and March 31, 2015, respectively.  The Company had no unrecognized stock-based compensation cost as of March 31, 2016.  The aggregate intrinsic value of options exercisable at March 31, 2016 was $1,551,000.

NOTE D – STOCK-BASED COMPENSATION (continued)

During the three month period ended March 31, 2016, the Company's Chief Financial Officer and Executive Vice President exercised stock options to purchase 100,000 shares of the Company's common stock, at an exercise price of $1.59 per share, and 240,000 shares of common stock, at an exercise price of $1.60 per share, respectively.  The options were exercised on a partial cashless (net exercise) basis by delivery to the Company of an aggregate of 249,820 shares of the Company's common stock (Chief Financial Officer – 50,857 shares and Executive Vice President - 198,963 shares) and $60,000.  In addition an aggregate of 22,655 shares (Chief Financial Officer – 5,563 shares and Executive Vice President – 17,092 shares) were delivered to fund payroll withholding taxes on exercise, resulting in net shares of 43,580 and 23,945 issued to the Chief Financial Officer and Executive Vice President, respectively, with respect to such option exercises.  In addition, during the three month period ended March 31, 2016, a consultant to the Company exercised a stock option to purchase 90,000 shares of the Company's common stock, at an exercise price of $1.60 per share.  Such option was exercised on a cashless (net exercise) basis by delivery to the Company of 72,727 shares of common stock resulting in 17,273 net shares issued to the consultant with respect to such option exercise.

During the three month period ended March 31, 2015, the Company granted 5-year stock options to each of its three non-management directors to purchase 35,000 shares of its common stock at an exercise price of $2.34 per share.  Such options vested over a one-year period in four equal quarterly amounts beginning on April 22, 2015, subject to continued service on the Board.

As of March 31, 2016, the following are the outstanding warrants to purchase shares of the Company's common stock:

	Number of	Exercise
	Warrants	Price	Expiration Date

	250,000	$2.10	May 21, 2018
	250,000	$1.40	May 21, 2018
	125,000	$2.10	July 26, 2018
	125,000	$1.40	July 26, 2018
Total	750,000

All of the aforementioned warrants were issued to Recognition Interface, LLC in connection with the Company's acquisition of the Mirror Worlds Patent Portfolio (see Note I[2]).

NOTE E – INCOME TAXES

At March 31, 2016, the Company had net operating loss carryforwards (NOLs) and other carryforwards totaling approximately $18,387,000 expiring through 2029, with a future tax benefit of approximately $6,396,000.  At March 31, 2016 and December 31, 2015, $6,396,000 and $4,958,000, respectively, were recorded as deferred tax assets on the Company's condensed consolidated balance sheets.  At each report date, management considers new evidence, both positive and negative, of its view of the future realization of deferred tax assets.  Based upon taxable income of $2,433,000 for the three months ended March 31, 2016, the Company recorded a reduction to its deferred tax assets of $842,000.  In addition, at March 31, 2016 based upon additional taxable income anticipated to be realized in 2016 and in future years from legal proceedings and related license agreements, management determined that there was sufficient positive evidence to conclude that it was more likely than not that additional deferred taxes of approximately $2,280,000 were realizable.  Accordingly, after reducing the deferred tax assets by $842,000 based on the effective tax applied against the taxable net income for

NOTE E – INCOME TAXES (continued)

the three months ended March 31, 2016, this amount was offset by a reduction in the Company's valuation allowance of $2,280,000 on its deferred tax assets resulting in a net deferred tax benefit of $1,438,000 recorded on the Company's consolidated statements of operations and comprehensive income for the three months ended March 31, 2016.  To the extent that the Company has taxable income in the future, it will report income tax expense and such expense attributable to federal income taxes will reduce the deferred tax assets reflected on the accompanying condensed consolidated balance sheets.  Management will continue to evaluate the recoverability of the Company's NOLs and adjust the deferred tax assets accordingly.  Utilization of NOLs can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

The personal holding company ("PHC") rules under the Internal Revenue Code impose a 20% tax on a PHC's undistributed personal holding company income ("PHC Income"), in general, taxable income subject to certain adjustments.  For a corporation to be classified as a PHC, it must satisfy two tests: (i) that more than 50% in value of its outstanding shares must be owned directly or indirectly by 5 or fewer individuals at anytime during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the "Ownership Test") and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the "Income Test").  During the second half of 2015 (as well as prior years), the Company did not meet the Ownership Test.  Due to the significant number of shares held by the Company's largest shareholders, the Company will continually assess its share ownership to determine whether it meets the Ownership Test.  If the Ownership Test were met and the income generated by the Company were determined to constitute "royalties" within the meaning of the Income Test, the Company would constitute a PHC and the Company would be subject to a 20% tax on the amount of any PHC Income (which cannot be offset by NOLs) that it does not distribute to its shareholders.

NOTE F – EARNINGS PER SHARE

Basic Earnings per share is calculated by dividing the net income by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. Potential shares of 3,160,000 and 3,805,000 at March 31, 2016 and March 31, 2015, respectively, consisted of options and warrants.  Computations of basic and diluted weighted average common shares outstanding are as follows:

	Three Months Ended March 31,

	2016	2015

Weighted-average common shares outstanding – basic	23,252,751	24,089,009
Dilutive effect of options and warrants	1,013,822	1,411,894
Weighted-average common shares outstanding – diluted	24,266,573	25,500,903
Options and warrants excluded from the computation of diluted income per share because the effect of inclusion would have been anti-dilutive	480,000	105,000

NOTE G – CASH AND CASH EQUIVALENTS

The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC").  At March 31, 2016, the Company maintained a cash balance of $20,088,000 in excess of FDIC limits.

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Cash and cash equivalents as of March 31, 2016 and December 31, 2015 are composed of:

	March 31, 2016	December 31, 2015

Cash	$6,564,000	$6,283,000
Money market fund	14,175,000	14,325,000
Total	$20,739,000	$20,608,000

NOTE H - MARKETABLE SECURITIES

Marketable securities are classified as available-for-sale and are recorded at fair market value.  Unrealized gains and losses are reported as other comprehensive income or loss.  Realized gains and losses are reclassified from other comprehensive income or loss to net income or loss in the period they are realized.  At March 31, 2016 and December 31, 2015, the Company's marketable securities consisted of two corporate bonds (aggregate face value $1,000,000) with a 3.9% and 4.5% coupon and term of greater than three months when purchased.  The Company's marketable securities mature in 2021 and it is not the intention of the Company to hold such securities until maturity.

NOTE I – COMMITMENTS AND CONTINGENCIES

[1] Legal Fees:

Russ, August & Kabat provides legal services to the Company with respect to its pending patent litigations filed in April 2014 and December 2014 against Google Inc. and YouTube, LLC in the United States District Court for the Southern District of New York relating to certain patents within the Company's Cox Patent Portfolio (see Note K[1] hereof).  The terms of the Company's agreement with Russ, August & Kabat provides for legal fees on a full contingency basis ranging from 15% to 30% of the net recovery (after deduction of expenses) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved.  The Company is responsible for all of the expenses incurred with respect to this litigation.

Dovel & Luner, LLP provides legal services to the Company with respect to its patent litigation commenced in May 2013 against Apple Inc., Microsoft, Inc. and other major vendors of document system software and computer systems in the United States District Court of Texas, Tyler Division, for infringement of U.S. Patent No. 6,006,227 (part of the Mirror Worlds Patent Portfolio - see Note K[2] hereof).  The terms of the Company's agreement with Dovel & Luner LLP provide for legal fees on a contingency basis ranging from 25% to 40% of the net recovery (after deduction of expenses) depending upon the stage of proceeding in which a result (settlement or judgment) is achieved, subject to certain agreed upon contingency fee caps depending upon the amount of the net recovery.  The Company is responsible for a certain portion of the expenses incurred with respect to the litigation.

NOTE I – COMMITMENTS AND CONTINGENCIES (continued)

Dovel & Luner, LLP provides legal services to the Company with respect to its patent litigation filed in September 2011 against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler (see Note K[3]).  The terms of the Company's agreement with Dovel & Luner LLP essentially provide for legal fees on a full contingency basis ranging from 12.5% to 35% (with certain exceptions) of the net recovery (after deduction for expenses) depending on the stage of the preceding in which a result (settlement or judgment) is achieved.  For the three month period ended March 31, 2016 and March 31, 2015, the Company incurred aggregate contingent legal fees with respect to the litigation of $52,000 and $208,000, respectively, to Dovel & Luner, LLP.  The Company is responsible for a certain portion of the expenses incurred with respect to the litigation.

Dovel & Luner, LLP provided legal services to the Company with respect to the litigation settled in July 2010 against Cisco and several other major data networking equipment manufacturers (see Note K[4]).  The terms of the Company's agreement with Dovel & Luner, LLP with respect to this litigation provided for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of 24% (based on the settlement being achieved at the trial stage).  As a result of the royalty payments payable quarterly by Cisco in accordance with the Company's settlement and license agreement with Cisco, the Company has an obligation to pay Dovel & Luner, LLP (including local counsel) 24% of such royalties received.  During the three months ended March 31, 2016 and March 31, 2015, the Company incurred aggregate legal fees to Dovel & Luner, LLP of $1,164,000 and $1,187,000, respectively, with respect to the aforementioned litigation.

With respect to the Company's litigation against D-Link, which was settled in May 2007, the Company utilized the services of Blank Rome, LLP on a full contingency basis.  In accordance with the Company's contingency fee agreement with Blank Rome LLP, once the Company recovered its expenses related to the litigation (which were recovered in the first quarter of 2013), the Company is obligated to pay legal fees to Blank Rome LLP equal to 25% of the royalty revenue received by the Company from its license agreement with D-Link for the life of the Remote Power Patent.  During the three month period ended March 31, 2016 and March 31, 2015, the Company incurred legal fees to Blank Rome LLP of $11,000 and $13,000, respectively.

[2] Patent Acquisitions:

On February 28, 2013, the Company completed the acquisition of four patents (as well as a pending patent application) from Dr. Ingemar Cox (these patents together with subsequent related patent issuances comprise the Cox Patent Portfolio), a technology leader in digital watermarking content identification, digital rights management and related technologies, for a purchase price of $1,000,000 in cash and 403,226 shares of the Company's common stock.  In addition, the Company is obligated to pay Dr. Cox 12.5% of the net proceeds (after deduction of expenses) generated by the Company from licensing, sale or enforcement of the patents.  Since the acquisition of the patent portfolio from Dr. Cox, the Company has been issued five additional related patents by the U.S. Patent and Trademark Office ("USPTO").  Professional fees and filing fees of $169,000 were capitalized as patent cost.

NOTE I – COMMITMENTS AND CONTINGENCIES (continued)

On May 21, 2013, the Company's wholly-owned subsidiary, Mirror Worlds Technologies, LLC, acquired all of the patents previously owned by Mirror Worlds, LLC (which subsequently changed its name to Looking Glass LLC ("Looking Glass")), consisting of nine issued United States patents and five pending applications covering foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system (these patents together with subsequent related patent issuances comprise the Mirror Worlds Patent Portfolio).  As consideration for the patent acquisition, the Company paid Looking Glass $3,000,000 in cash, and issued 5-year warrants to purchase an aggregate of 1,750,000 shares of the Company's common stock (875,000 shares of common stock at an exercise price of $1.40 per share and 875,000 shares of common stock at an exercise price of $2.10 per share) (the "Looking Glass Warrants").  On June 3, 2014, the Company repurchased the Looking Glass Warrants from Looking Glass at a cost of $505,000.

As part of the acquisition of the Mirror Worlds Patent Portfolio, the Company also entered into an agreement with Recognition Interface, LLC ("Recognition"), an entity that financed the commercialization of the patent portfolio prior to its sale to Mirror Worlds, LLC and also retained an interest in the licensing proceeds of the patent portfolio held by Mirror Worlds, LLC. Pursuant to the terms of the Company's agreement with Recognition, Recognition received (i) 5-year warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $1.40 per share, and (ii) 5-year warrants to purchase 250,000 shares of common stock at an exercise price of $2.10 per share. Recognition also received from the Company an interest in the net proceeds realized from the monetization of the Mirror Worlds Patent Portfolio, as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; (iii) and 20% of any portion of the net proceeds in excess of $250 million.  In addition, Abacus and Associates, Inc. ("Abacus"), an entity affiliated with Recognition,  received a 60-day warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $2.05 per share.  In accordance with the Company's agreement with Recognition, as a result of the exercise of the 60-day warrant by Abacus in July 2013, additional 5-year warrants to purchase an aggregate of 250,000 shares of the Company's common stock were issued to Recognition (125,000 shares at an exercise price of $2.10 per share and 125,000 shares at an exercise price of $1.40 per share).  As part of the acquisition of the Mirror Worlds Patent Portfolio, professional fees and filing fees of $409,000 were capitalized as patent cost.

[3] Amended Patent Purchase Agreement:

In January 2005, the Company and Merlot Communications, Inc., the successor of which is BAXL Technologies, Inc. (the "Seller"), amended the Patent Purchase Agreement originally entered into in November 2003 (the "Amendment") pursuant to which the Company paid an additional purchase price of $500,000 to Seller for the restructuring of future contingent payments to Seller from the licensing or sale of the patents (including the Remote Power Patent and the QoS Patents).  The Amendment provided for future contingent payments by the Company to Seller of $1.0 million upon achievement of $25 million of Net Royalties (as defined) which payment was made in 2012, an additional $1.0 million contingent payment upon achievement of $50 million of Net Royalties (the "Second Contingent Payment") and an additional $500,000 contingent payment upon achievement of $62.5 million of Net Royalties from the licensing or sale of the patents acquired from Seller.  On March 11, 2015, the Company entered into an agreement with a secured creditor of the Seller, who had all rights with respect to the Second Contingent Payment, pursuant to which the Company paid the secured creditor $900,000 in full satisfaction of the Second Contingent Payment of $1.0 million.

NOTE I – COMMITMENTS AND CONTINGENCIES (continued)

[4] Services Agreement:

Pursuant to a master services agreement, dated November 30, 2004 (the "Services Agreement"), between the Company and ThinkFire Services USA, Ltd. ("ThinkFire"), the Company was obligated to pay ThinkFire fees from royalty payments received from certain licensees of the Remote Power Patent over the term of the licenses in consideration for services performed on behalf of the Company.  On February 10, 2015, the Company entered into an agreement with ThinkFire pursuant to which the Services Agreement was terminated with no further obligations in consideration of the Company's payment of $285,000 to ThinkFire ($261,000 of such payment has been included as general and administrative expenses for the three months ended March 31, 2015).

[5] Lease Agreements:

The Company leases its principal office space in New York City at a monthly base rent of approximately $3,700 which lease expires on May 31, 2017.

The Company entered into a lease agreement in July 2011 to rent office space, in New Canaan, Connecticut.  In August 2015, the Company entered into an agreement to extend the lease for a four year period (expiring September 30, 2019) at a base rent of $7,000 per month for the first year  (increasing $100 per month each year), which is subject to annual adjustments to reflect increases in real estate taxes and operating expenses.

Mirror Worlds Technologies, LLC, the Company's wholly-owned subsidiary, entered into a one year lease, at a base rent of $620 per month, to rent office space in Tyler, Texas (expiring April 30, 2017).

NOTE J - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

 [1] On November 1, 2012, the Company entered into an employment agreement (the "Agreement") with its Chairman and Chief Executive Officer for a one year term (which was automatically extended for two successive one year periods expiring on November 1, 2015 unless terminated by the Company) at an annual base salary of $415,000.  The Agreement established an annual target bonus of $150,000 for the Chairman and Chief Executive Officer based on performance criteria to be established on an annual basis by the Board of Directors (or compensation committee).  For the year ended December 31, 2015, the Chairman and Chief Executive Officer received an annual cash bonus of $200,000.  In connection with the Agreement, the Chairman and Chief Executive Officer was issued a ten-year option to purchase 500,000 shares of the Company's common stock at an exercise price of $1.19 per share, which vested in equal quarterly amounts of 41,667 shares beginning November 1, 2012 through August 31, 2015, subject to acceleration upon a change of control.  The Chairman and Chief Executive Officer shall forfeit the balance of unvested shares if his employment has been terminated "For Cause" (as defined) by the Company or by him without "Good Reason" (as defined).  Under the terms of the Agreement, so long as the Chairman and Chief Executive Officer continues to serve as an executive officer of the Company, whether pursuant to the Agreement or otherwise, the Chairman and Chief Executive Officer shall also receive incentive compensation in an amount equal to 5% of the Company's gross royalties or other payments or proceeds (without deduction of legal fees or any other expenses) with respect to its Remote Power Patent and a 10% net interest (gross royalties and other payments or proceeds after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company's royalties and other payments with respect to its other patents (including the Mirror Worlds Patent Portfolio and the Cox Patent Portfolio) besides the Remote Power Patent (the "Incentive Compensation").  During the three

NOTE J - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS (continued)

months ended March 31, 2016 and March 31, 2015, the Chairman and Chief Executive Officer earned Incentive Compensation of $259,000 and $281,000, respectively.  As of March 31, 2016 and December 31, 2015, $335,000 and $446,000 of such compensation were included in accrued expenses, respectively.

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

The Company is currently in discussions with its Chairman and Chief Executive Officer with respect to a new employment agreement.

[2]   On April 9, 2014, the Company's Chief Financial Officer entered into an offer letter with the Company pursuant to which he continues to serve, on an at-will basis, at an annual base salary of $157,500 and is eligible to receive incentive or bonus compensation on an annual basis in the discretion of the Company's Compensation Committee.  The Chief Financial Officer received an annual bonus of $30,000 for the year ended December 31, 2015 and December 31, 2014.  In connection with the offer letter, the Chief Financial Officer was issued under the Company's 2013 Stock Incentive Plan a 5-year stock option to purchase 50,000 shares of the common stock, at an exercise price of $1.65 per share, which option vested in two equal amounts (25,000 shares each) on each of December 31, 2014 and December 31, 2015.  In addition, in the event the Chief Financial Officer's employment is terminated without "Good Cause" (as defined), he shall receive (i) (a) 6 months base salary or (b) 12 months base salary in the event of a termination without "Good Cause" within 6 months following a "Change of Control" of the Company (as defined) and (ii) accelerated vesting of all remaining unvested shares underlying his options or any other awards he may receive in the future.

NOTE K – LEGAL PROCEEDINGS

[1]   On April 4, 2014 and December 3, 2014, the Company initiated litigation against Google Inc. and YouTube, LLC in the United States District Court for the Southern District of New York for infringement of several of its patents within the Cox Patent Portfolio acquired from Dr. Cox which relate to the identification of media content on the Internet.  The lawsuits allege that Google and YouTube have infringed and continue to infringe certain of the Company's patents by making, using, selling and offering to sell unlicensed systems and related products and services, which include YouTube's Content ID system.

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

On April 13, 2015, Google filed a Petition for Covered Business Method Review (CBM) at the PTAB seeking to invalidate claims pertaining to the Company's U.S. Patent No. 8,904,464, the patent asserted in the Company's litigation against Google and YouTube filed on December 3, 2014 as referenced above.  On October 19, 2015, the PTAB issued an order instituting for oral hearing the Covered Business Method Review on certain grounds. The oral hearing took place on May 11, 2016 and a decision is pending.

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

On November 6, 2015, the Company entered into a settlement agreement with Microsoft pursuant to which Microsoft (including its customers) received a non-exclusive fully paid license for the Mirror Worlds Patents for their remaining life in consideration of a lump sum payment to the Company of $4.65 million.  In addition, as customers of Microsoft, the pending litigation was also dismissed against Hewlett-Packard Corporation, Lenovo Group Ltd., Lenovo (United States), Inc.,

NOTE K – LEGAL PROCEEDINGS  (continued)

Dell, Inc., Best Buy Co., Inc., Samsung Electronics of America, Inc. and Samsung Telecommunications America L.L.C.  Accordingly, the sole remaining defendant is Apple, Inc.  The trial is scheduled for July 2016.

[3]   In September 2011, the Company initiated patent litigation against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of its Remote Power Patent.  Named as defendants in the lawsuit, excluding related parties, were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inc., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transitions Networks, Inc.  The Company seeks monetary damages based upon reasonable royalties.  During the year ended December 31, 2012, the Company reached settlement agreements with defendants Motorola Solutions, Inc. ("Motorola"), Transition Networks, Inc. ("Transition Networks") and GarretCom, Inc. ("GarretCom").  In February 2013, the Company reached settlement agreements with Allied Telesis, Inc. ("Allied Telesis") and NEC Corporation ("NEC").  As part of the settlements, Motorola, Transition Networks, GarretCom, Allied Telesis and NEC each entered into a non-exclusive license agreement for the Company's Remote Power Patent pursuant to which each such defendant agreed to license the Remote Power Patent for its full term (which expires in March 2020) and pay a license initiation fee and quarterly or annual royalties based on their sales of PoE products.  In March 2015 and July 2015, the Company reached settlement agreements with Samsung Electronics Co., Ltd. ("Samsung"), Huawei Technologies Co., Ltd. ("Huawei") and ShoreTel Inc. ("ShoreTel").  Samsung and Huawei each received a non-exclusive fully-paid license for the Remote Power Patent for its remaining life.  ShoreTel entered into a non-exclusive license agreement for the Remote Power Patent for its full term and paid a license initiation fee and is obligated to pay quarterly royalties based upon its sales of PoE products.  As a result of the aforementioned settlements, there are currently eight remaining defendants.  The litigation is currently scheduled for trial in March 2017.

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

Since inception of the Share Repurchase Program through March 31, 2016 the Company has repurchased an aggregate of 6,883,104 shares of its common stock at an average price per share of $1.65 or an aggregate cost of $11,346,000 (exclusive of commissions).  During the three month period ended March 31, 2016, the Company repurchased 500 shares of its common stock at a price per share of $1.95 (exclusive of commissions).  All such repurchased shares have been cancelled.

NOTE M – CISCO CONCENTRATION

Revenue from Cisco constituted approximately 91% and 85% of the Company's revenue, respectively, for the three month period ended March 31, 2016 and March 31, 2015.  At March 31, 2016 and December 31, 2015, the royalty receivable from Cisco constituted approximately 91% and 67% of the Company's royalty receivables, respectively.

NOTE N – SUBSEQUENT EVENTS

Mirror Worlds Technologies, LLC ("MWT"), a wholly-owned subsidiary of the Company, entered into an agreement, dated April 22, 1016, pursuant to which it will receive $17.5 million in connection with a settlement of a professional liability claim relating to services rendered in 2008 - 2010.  The Company, through its subsidiary MWT, acquired the claim in May 2013 as part of its acquisition of the Mirror Worlds Patent Portfolio.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WHICH ARE STATEMENTS THAT INCLUDE INFORMATION BASED UPON BELIEF OF OUR MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION AVAILABLE TO MANAGEMENT. STATEMENTS CONTAINING TERMS SUCH AS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS" OR SIMILAR WORDS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS.  ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED ON PAGES 14-25 OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2015 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 30, 2016 AND IN THIS QUARTERLY REPORT.

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

We have been actively engaged in the licensing of our Remote Power Patent (U.S. Patent No. 6,218,930).  As of March 31, 2016, we have entered into twenty (20) license agreements with respect to our Remote Power Patent which, among others, include license agreements with Cisco Systems, Inc., Extreme Networks, Inc., Netgear, Inc., Microsemi Corporation, Motorola Solutions, Inc., NEC Corporation, Samsung Electronics Co., Ltd., Huawei Technologies Co., Ltd and ShoreTel, Inc. and several other major data networking equipment manufacturers.  Our current strategy includes continuing our licensing efforts with respect to our Remote Power Patent and our efforts to monetize our Cox Patent Portfolio and our Mirror Worlds Patent Portfolio which we acquired in 2013.  In addition, we continue to seek to acquire additional intellectual property assets to develop, commercialize, license or otherwise monetize such intellectual property.  Our strategy includes working with inventors and patent owners to assist in the development and monetization of their patented technologies.  We may also enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.  Our acquisition strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as we have achieved with respect to our Remote Power Patent.  Our Remote Power Patent generated licensing revenue in excess of $87,000,000 from May 2007 through March 31, 2016.

On February 28, 2013, as part of our acquisition strategy, we acquired from Dr. Ingemar Cox, a technology leader in digital watermarking content identification, digital rights management and related technologies, four patents (as well as a pending patent application) for a purchase price of $1,000,000 in cash and 403,226 shares of our common stock.  In addition, we are obligated to pay Dr. Cox 12.5% of the net proceeds generated by us from licensing, sale or enforcement of the patents (see Note I[2] to our financial statements included in this quarterly report).  Since the acquisition of the Cox Patent Portfolio in February 2013 we have been issued seven additional patents as part of the Cox Patent Portfolio.

On May 21, 2013, Mirror Worlds Technologies, LLC, our wholly-owned subsidiary, acquired the Mirror Worlds Patent Portfolio consisting of all of the patents previously owned by Mirror Worlds, LLC (which subsequently changed its name to Looking Glass LLC) including nine issued United States patents and five pending applications (one of which was issued in November 2013) covering foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system.  The consideration we paid for the Mirror Worlds Patent Portfolio consisted of (i) $3,000,000 in cash, (ii) 5-year warrants to purchase 875,000 shares of our common stock at an exercise price of $1.40 per share, and (iii) 5-year warrants to purchase 875,000 shares of our common stock at an exercise price of $2.10 per share.  As part of the acquisition we also entered into an agreement with Recognition Interface, LLC ("Recognition"), an entity that financed the commercialization of the Mirror Worlds Patent Portfolio, pursuant to which we are obligated to pay Recognition certain percentages (ranging from 10%-20%) of net proceeds at certain levels of net proceeds realized by us from the monetization of the Mirror Worlds Patent Portfolio (see Note I[2] to our financial statements included in this quarterly report).

The validity of our Remote Power Patent and certain patents within our Mirror Worlds Patent Portfolio and Cox Patent Portfolio are currently being challenged in patent infringement litigation pending in the courts and proceedings at the USPTO (see "Legal Proceedings" on pages 31-34 of this quarterly report and below).  If certain claims of our Remote Power Patent are ultimately determined to be invalid, such a determination would have a material adverse effect on our business, financial condition and results of operations as our current revenue stream is largely dependent upon the continued validity of certain claims of our Remote Power Patent.  If certain of our patents within our Mirror Worlds Patent Portfolio or Cox Patent Portfolio are ultimately determined to be invalid, such a determination could have a material adverse effect on our ability to grow our revenue and profits in the future.

On May 22, 2013, through our wholly-owned subsidiary, Mirror Worlds Technologies, LLC, we initiated patent litigation against Apple Inc., Microsoft, Inc., Hewlett-Packard Company, Lenovo Group Ltd., Lenovo (United States), Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics America, Inc. and Samsung Telecommunications America L.L.C., in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of U.S. Patent No. 6,006,227 (part of the Mirror Worlds Patent Portfolio).  On November 6, 2015, we settled our litigation with Microsoft and its customers for $4.65 million (see "Legal Proceedings" at page 32 hereof).  The trial with respect to Apple Inc. (the remaining defendant) is currently scheduled for July 2016.

On April 4, 2014 and December 3, 2014, we initiated litigation against Google Inc. and YouTube, LLC in the United States District Court for the Southern District of New York for infringement of several of our patents within the Cox Patent Portfolio relating to the identification of media content on the Internet.  The lawsuits allege that Google and YouTube have infringed and continue to infringe certain of our patents by making, using, selling and offering to sell unlicensed systems and related products and services, which include YouTube's Content ID system.  On June 23, 2015, the Patent Trial and Appeal Board ("PTAB") of the  USPTO issued an order instituting for trial each of four Inter Partes Review petitions filed with the PTAB seeking to invalidate certain claims of our patents at issue in our litigation against Google and YouTube.  On October 19, 2015, the PTAB issued an order instituting for trial on certain grounds a Petition for Covered Business Method Review (CBM) seeking to invalidate certain claims of our patents at issue in our litigation against Google and YouTube.  The above referenced litigation against Google and YouTube has been stayed pending resolution of the proceedings at the PTAB (see "Legal Proceedings" at page 31 hereof).

In September 2011, we initiated patent litigation against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  We have since settled the litigation against eight of the defendants (see "Legal Proceedings" at page 33 hereof and Note I[3] to our financial statements included in this quarterly report).  The trial with respect this litigation is currently scheduled for March 2017.

As a result of a settlement in July 2010 of patent litigation we had initiated against Cisco Systems, Inc. and Cisco-Linksys, LLC (collectively "Cisco"), we entered into non-exclusive licenses for our Remote Power Patent with Cisco and the other defendants.  For three months ended March 31, 2016 and March 31, 2015, our revenue from Cisco constituted 91% and 85% of our revenue, respectively.  It is anticipated that one or a few of our licensees will continue to constitute a significant portion of our revenue in the foreseeable future.  In accordance with our Settlement and License Agreement, dated May 25, 2011, Cisco is obligated to pay us royalties (which began in the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent (March 2020).  Royalty payments are subject to certain conditions including the continued validity of certain claims of our Remote Power Patent, and the actual revenue received may be less than the caps stated above.  Due to our annual royalty rate structure with Cisco which includes declining rates as the volume of PoE product sales increase during the year, royalties from Cisco are anticipated to be highest in the first quarter of the calendar year and decline for each of the remaining calendar quarters of the year.

On April 22, 2016, Mirror Worlds Technologies, LLC, our wholly-owned subsidiary, entered into an agreement pursuant to which it will receive $17.5 million in connection with a settlement of a professional liability claim relating to services rendered in 2008 - 2010.  We acquired the claim in May 2013 as part of our acquisition of the Mirror Worlds Patent Portfolio.  (See Note N-Subsequent Events to our financial statements included in this quarterly report).

At March 31, 2016, net operating loss carryforwards (NOLs)  and other carryforwards totaling approximately $18,387,000 expiring through 2029, with a future tax benefit of approximately $6,396,000.  At March 31, 2016 and December 31, 2015, $6,396,000 and $4,958,000, respectively, was recorded as deferred tax assets on our balance sheet.  At each report date, management considers new evidence, both positive and negative, of its view of the future realization of deferred tax assets.  Based upon taxable income for the three months ended March 31, 2016, we recorded a reduction to our deferred tax assets of $842,000.  In addition, at March 31, 2016 based upon additional taxable income anticipated to be realized in 2016 and anticipated in future years from pending legal proceedings and related license agreements, management determined that there was sufficient positive evidence to conclude that it was more likely than not that additional deferred taxes of approximately $2,280,000 were realizable.  Accordingly, after reducing the deferred tax asset by $842,000 based on the effective tax applied against taxable net income for the three months ended March 31, 2016, this amount was offset by a reduction in our valuation allowance on our deferred tax assets of $2,280,000 resulting in a net deferred tax benefit of $1,438,000 recorded on our condensed consolidated statement of operations and comprehensive income for the three months ended March 31, 2016.  To the extent that we earn income in the future, we will report income tax expense and such expense attributable to federal income taxes will reduce the deferred tax assets reflected on the balance sheet.  Management will continue to evaluate the recoverability of the NOL and adjust the deferred tax assets appropriately.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenue.  We had revenue of $5,190,000 for the three months ended March 31, 2016 as compared to revenue of $5,627,000 for the three months ended March 31, 2015, which was related to revenue from our licensees pursuant to license agreements for our patents.  The decrease in revenue of $437,000 or 8% for the three months ended March 31, 2016, was due primarily to a litigation settlement in the three months ended March 31, 2015 of $440,000 received from a defendant in our pending Remote Power Patent litigation (see "Legal Proceedings" at page 33 of this quarterly report).

Operating Expenses.  Operating expenses for the three months ended March 31, 2016 were $2,767,000 as compared to $3,307,000 for the three months ended March 31, 2015.  The decrease in operating expenses of $540,000 was primarily due to a reduction in our costs of revenue of $203,000, a reduction in our general and administrative expenses of $256,000 and a decrease in our stock based compensation of $88,000.  We had costs of revenue of $1,486,000 and $1,689,000 for the three months ended March 31, 2016 and March 31, 2015, respectively.  Included in the costs of revenue for three months ended March 31, 2016 were contingent legal fees and expenses of $1,216,000 payable to our patent litigation counsel (see Note I[1] to our financial statements included in this quarterly report) and $259,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note J[1] to our financial statements included in this quarterly report).  Included in the costs of revenue for the three months ended March 31, 2015 were contingent legal fees and expenses of $1,395,000 payable to our patent litigation counsel and $281,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.  General and administrative expenses decreased by $256,000 from $659,000 for the three months ended March 31, 2015 to $403,000 for the three months ended March 31, 2016, due primarily to an expense of $261,000 relating to termination of a services agreement incurred in the three months ended March 31, 2015 (see Note I[4] to our financial statements included in this quarterly report).  Amortization of patents was $414,000 for the three months ended March 31, 2016 as compared to $413,000 for the three months ended March 31, 2015.  Stock-based compensation expense related to the issuance of stock options was $12,000 for the three months ended March 31, 2016 as compared to $100,000 for the three months ended March 31, 2015.  Professional fees and related costs were $452,000 for the three months ended March 31, 2016 as compared to $446,000 for the three months ended March 31, 2015.

Interest Income.  Interest income for the three months ended March 31, 2016 was $10,000 as compared to interest income of $21,000 for the three months ended March 31, 2015.

Operating Income. We had operating income of $2,423,000 for the three months ended March 31, 2016 compared with operating income of $2,320,000 for the three months ended March 31, 2015.  The increased operating income of $103,000 for the three months ended March 31, 2016 was primarily due to decreased general and administrative expenses.

Income Taxes (Benefits).  Federal, state and local income taxes of ($1,387,000) and $811,000 were recorded for the three months ended March 31, 2016 and March 31, 2015, respectively.

Deferred Tax Benefit/NOLs.  At March 31, 2016, we had net operating loss carryforwards (NOLs) and other carryforwards totaling approximately $18,387,000 expiring through 2029, with a future tax benefit of approximately $6,396,000.  At March 31, 2016 and December 31, 2015, $6,396,000 and $4,958,000, respectively, has been recorded as deferred tax assets on our balance sheet.  The change in deferred taxes (benefit) from a net provision of $811,000 for the three months ended March 31, 2015 to a net benefit of $1,387,000 for the three months ended March 31, 2016 was due to two components.  One component relates to a deferred tax provision of $842,000 resulting primarily from the utilization of taxable income against net operating losses carried forwards from prior years.  This amount compares to the March 31, 2015 provision of $756,000 and is larger at March 31, 2016 due to approximately $100,000 of additional taxable income for the three months ended March 31, 2016.  The other component was a reduction of the deferred valuation allowance in the amount of $2,280,000 which produced a benefit.  The reduction in our deferred valuation allowance was due to management's determination that there was sufficient positive evidence to conclude that additional deferred tax benefits are more likely than not realizable in 2016 and future years based upon additional taxable income to be realized in 2016 and future years from legal proceedings and related license agreements.

Net Income.  As a result of the foregoing, we realized net income of $3,820,000 or $0.16 per share (basic and diluted) for the three months ended March 31, 2016 compared with net income of $1,530,000 or $0.06 per share (basic and diluted) for the three months ended March 31, 2015.  The increased net income of $2,290,000 for the three months ended March 31, 2016 was due primarily to income of $2,280,000 from the recording of the additional deferred tax benefit in connection with the reduction of our valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from revenue from licensing our Remote Power Patent.  At March 31, 2016, our principal sources of liquidity consisted of cash and cash equivalents of $20,739,000 and working capital of $24,558,000.  We believe based on our current cash position and projected licensing revenue from our existing license agreements and other revenue that we will have sufficient cash to fund our operations for the foreseeable future, although this may not be the case.

Working capital increased by $2,847,000 to $24,558,000 at March 31, 2016 as compared to working capital of $21,711,000 at December 31, 2015.  The increase in working capital for the three months ended March 31, 2016 was primarily due to an increase in our royalty receivables of $3,665,000 offset by increased accrued expenses of $777,000.

Net cash provided by (used in) operating activities for the three months ended March 31, 2016 increased by $1,756,000 from $(1,638,000) for the three months ended March 31, 2015 to $118,000 for the three months ended March 31, 2016.  The increase in net cash provided by operating activities for the three months ended March 31, 2016 was primarily due to increased net income of $2,290,000, an increase in accrued expenses of $777,000 offset by an increase in our deferred tax assets of $1,438,000 and an increase in our royalty receivables of $3,665,000.

The net cash used in investing activities for the three months ended March 31, 2016 and March 31, 2015 was $2,000 and $30,000, respectively, related to additional patent costs.

Net cash provided by (used in) in financing activities for the three months ended March 31, 2016 and March 31, 2015 was $15,000 and ($1,882,000), respectively, from the exercise of stock options in 2016 and our repurchase of common stock as part of our share repurchase program in 2015.

We maintain our cash primarily in money market accounts.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities except for the lease obligations set forth in Note I[5] to our financial statements included in this quarterly report.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition, results of operations, and cash flows are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of financial statements included in this quarterly report on Form 10-Q requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of our unaudited consolidated financial statements include, deferred income taxes, income tax payable, valuation of warrants and stock-based payments, accrued expenses and valuation of marketable securities.  Actual results could be materially different from those estimates, upon which the carrying values were based.

Our critical accounting policies include:

•	Revenue recognition;
•	Patents;
•	Income Taxes
•	Impairment of long lived assets; and
•	Stock based compensation.

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

Impairment of long-lived assets

Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.  Accordingly, we record impairment losses on long-lived assets used in operations or expected to be disposed of when indicators of impairment exist and the undiscounted cash flows expected to be derived from those assets are less than carrying amounts of these assets.  At March 31, 2016 and December 31, 2015, there was no impairment to the Company's patents.

Stock-based compensation

We account for our stock-based compensation at fair value estimated on the grant date using the Black-Scholes option pricing model. See Note D to our financial statements included in this quarterly report for further discussion of the Company's stock-based compensation.

Effect of New Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting (ASU 2016-09) to simplify the accounting for share-based payment transactions, including the income tax consequences, an option to recognize gross share-based compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance will be effective for us in the first quarter of 2017, and early adoption is permitted. Management is still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

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

In May 2014, FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU No. 2014-09 provides for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance.  The accounting standard is effective for interim and annual periods beginning after December 15, 2016 with no early adoption permitted.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU No. 2014-09 to annual periods beginning after December 2017, along with an option to permit early adoption as of the original effective date.  We are required to adopt the amendments in ASU No. 2014-09 using one of two acceptable methods. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The ASU clarifies the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The ASU does not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the ASU are the same as the effective date and transition requirements in Topic 606. Public entities should apply the ASU for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Management is currently in the process of determining which adoption method it will apply and evaluating the impact of the guidance on our consolidated financial statements.

Accounting Standards Adopted in the Period

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740); Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet.  The updated standard is effective beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. Effective January 1, 2016, the Company has elected to early adopt the standard and classify the deferred tax assets as non-current assets on the consolidated balance sheets.

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

(b) Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 3, 2014, we initiated a second litigation against Google and YouTube in the United States District Court for the Southern District of New York for infringement of our then newly issued patent (part of the Cox Patent Portfolio) relating to the identification and tagging of media content (U.S. Patent No. 8,904,464).  The lawsuit alleges that Google and YouTube have infringed and continue to infringe the patent by making, using, selling and offering to sell unlicensed systems and products and services related thereto, which include YouTube's content ID system.  In January 2015, the defendants filed an answer to our complaint and asserted defenses of non-infringement and invalidity.

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

On April 13, 2015, Google filed a Petition for Covered Business Method Review (CBM) at the PTAB seeking to invalidate claims pertaining to our U.S. Patent No. 8,904,464, the patent asserted in our litigation against Google and YouTube filed on December 3, 2014 as referenced above.  On October 19, 2015, the PTAB issued an order instituting the Covered Business Method Review for oral hearing on certain grounds.  The oral hearing was held on May 11, 2016 and a decision is pending.

Mirror Worlds Patent Portfolio Litigation

On May 23, 2013, through our wholly-owned subsidiary Mirror Worlds Technologies, LLC, we initiated patent litigation in the United States District Court for the Eastern District of Texas, Tyler Division, against Apple Inc., Microsoft Corporation, Hewlett-Packard Company, Lenovo Group Ltd., Lenovo (United States), Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics America, Inc. and Samsung Telecommunications America L.L.C., for infringement of U.S. Patent No. 6,006,227 (the "'227" Patent") (one of the patents we acquired as part of the acquisition of the Mirror Worlds Patent Portfolio – see Note I[2] to our financial statements included in this quarterly report).  We seek, among other things, monetary damages based upon reasonable royalties.  The lawsuit alleges that the defendants have infringed and continue to infringe the claims of the '227 Patent by making, selling, offering to sell and using infringing products including Mac OS and Windows operating systems and personal computers and tablets that include versions of those operating systems, and by encouraging others to make, sell, and use these products.  In September 2013 and October 2013, the defendants filed their answers to our complaint. Defendants Apple and Microsoft also filed counterclaims for a declaratory judgment of non-infringement of our '227 Patent and invalidity of our '227 Patent.  On December 10, 2013, the litigation was severed into two consolidated actions, Mirror Worlds v. Apple, Inc. (Case No. 6:13-cv-419), and Mirror Worlds v. Microsoft, et al. (Case No. 6:13-cv-941).

On December 8, 2014, Apple Inc. filed a motion for summary judgment asserting that our infringement claims are barred under the Kessler doctrine, asserting among other things, that the accused Apple products are "essentially the same" as products that were adjudged not to infringe the '227 patent in a prior legal proceeding by the prior owner of the Mirror Worlds patent portfolio against Apple.  On January 29, 2015, we filed a cross-motion for partial summary judgment that the Kessler doctrine does not apply to this case as a matter of law.  On January 23, 2015, defendant Microsoft and certain PC manufacturer defendants filed a motion to dismiss our claims against them on the basis that our '227 Patent is invalid under 35 U.S.C. §101 asserting that the claims of the '227 patent are directed at an abstract idea and do not constitute patentable subject matter.  On February 13, 2015, Apple Inc. filed a similar motion to dismiss our claims against it on the basis that the '227 Patent is invalid under 35 U.S.C. §101.  On July 7, 2015, the Court issued a decision (i) denying Apple's motion for summary judgment that our claim against it is barred by the Kessler doctrine, (ii) granted our cross-motion for partial summary judgment that the Kessler doctrine does not apply to this case as a matter of law, (iii) denied without prejudice the motions of Apple, Microsoft and other defendants for judgment on the pleadings that the '227 patent is invalid under 35 U.S.C.§101, and (iv) denied without prejudice our cross motion that the '227 Patent is not invalid under 35 U.S.C. Section 101 as a matter of law.

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

On November 6, 2015, we entered into a settlement agreement with Microsoft pursuant to which Microsoft (including its customers) received a non-exclusive fully paid license for the Mirror Worlds Patent Portfolio for its remaining life in consideration of a lump sum payment to us of $4.65 million.  In addition, as customers of Microsoft, the pending litigation was also dismissed against Hewlett-Packard Corporation, Lenovo Group Ltd., Lenovo, Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics of America, Inc. and Samsung Telecommunications America L.L.C.  As a result of the aforementioned settlement, Apple is the sole remaining defendant in the litigation.  The trial date for the Apple litigation has been scheduled for July 2016.

On March 22, 2016, we and Apple filed respective motions for summary judgment.  We moved for summary judgment on Apple's Section 101 defense.  Apple moved for summary judgment of non-infringement, no indirect or willful infringement, invalidity of indefiniteness and invalidity under Section 101.  Oral argument on these motions is scheduled for May 19, 2016.

Remote Power Patent Legal Proceedings

In September 2011, we initiated patent litigation against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  Named as defendants in the lawsuit, excluding affiliated parties, were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inc., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transition Networks, Inc.  We seek monetary damages based upon reasonable royalties.  In March 2012, we reached settlement agreements with defendants Motorola Solutions, Inc. ("Motorola") and Transition Networks, Inc. ("Transition Networks").  In October 2012, we reached a settlement with defendant GarretCom, Inc ("GarretCom").  In February 2013, we reached settlement agreements with Allied Telesis, Inc. ("Allied Telesis") and NEC Corporation ("NEC").  As part of the settlements, Motorola, Transition Networks, GarretCom, Allied Telesis and NEC each entered into a non-exclusive license agreement for our Remote Power Patent pursuant to which each such defendant agreed to license our Remote Power Patent for its full term (which expires in March 2020) and pay a license initiation fee and quarterly or annual royalties based on their sales of PoE products.  In March 2015 and July 2015, we reached settlements with defendants Samsung Electronics Co., Ltd. ("Samsung"), Huawei Technologies Co., Ltd. ("Huawei") and ShoreTel, Inc. ("ShoreTel").  Samsung and Huawei each entered into a non-exclusive fully paid license agreement for our Remote Power Patent for its full term.  ShoreTel entered into a non-exclusive license agreement for the Remote Power Patent for its full term and paid a license initiation fee and agreed to pay quarterly royalties based upon its sales of PoE products.  As a result of the aforementioned settlements, there are currently eight remaining defendants.

On January 17, 2013, the Court granted in part defendants' motion to sever by granting severance and consolidating all the actions for pre-trial issues, except venue.  The litigation was stayed from March 2013 until January 2015 as a result of the then pending Inter Partes Review proceeding commenced by Avaya Inc., Dell Inc., Sony Corporation of America and Hewlett Packard Co. at the USPTO as described below.  On June 1, 2015, the Court granted the motion of Sony Corporation of America (and several of its affiliate defendants) to again stay the litigation pending application of a party following a decision of the PTAB of the USPTO whether to institute the Petition for Covered Business Method Review (CBM) (see reference below to Sony's Covered Business Method Review which has been denied).  On April 7, 2016, the stay was lifted and the litigation is currently scheduled for trial in March 2017.

On July 20, 2012, an unknown third party filed with the USPTO a request for ex parte reexamination of certain claims of our Remote Power Patent.  On September 5, 2012, the USPTO issued an order granting the reexamination.  On October 14, 2014, the USPTO issued a Reexamination Certificate, rejecting a challenge to the patentability of our Remote Power Patent (U.S Patent No. 6,218,930). The Reexamination Certificate confirms the patentability of the challenged claims of our Remote Power (claims 6, 8 and 9) without any amendment or modification.  The USPTO also allowed new claims and no claims were rejected.

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

ITEM 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and trading price of our common stock.  In addition to the risks described in this quarterly report, our Annual Report on Form 10-K for the year ended December 31, 2015 (pages 14-25) filed with the Securities and Exchange Commission on March 30, 2016 includes a discussion of our risk factors and should be carefully considered by investors.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Issuances of Unregistered Securities

There were no such issuances during the three month period ended March 31, 2016.

Stock Repurchases

On August 22, 2011, we announced that our Board of Directors approved a share repurchase program to repurchase up to $2,000,000 of shares of our common stock over the next 12 months ("Share Repurchase Program").  On June 17, 2015, our Board of Directors authorized its fifth increase to our Share Repurchase Program authorizing the repurchase of up to an additional $2.0 million of shares of our common stock over the subsequent 12 month period (for a total of up to $14.0 million since inception of the Share Repurchase Program in August 2011).  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in our discretion.  The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors.  The Share Repurchase Program may be increased, suspended or discontinued at any time.  Since inception of the Share Repurchase Program in August 2011 through March 31, 2016, we have repurchased an aggregate of 6,883,104 shares of our common stock at an average per share price of $1.65 or an aggregate cost of $11,345,803 (exclusive of commissions).  During the three month period ended March 31, 2016, we repurchased 500 shares of our common stock at $1.95 per share as described in the table below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2016	500	$1.95	500	$2,654,201
February 1 to February 29, 2016	—	—	—	$2,654,201
March 1 to March 31, 2016	—	—	—	$2,654,201
Total	500	$1.95	500

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

NETWORK-1 TECHNOLOGIES, INC.

Date: May 16, 2016	By:	/s/ Corey M. Horowitz
Corey M. Horowitz
Chairman and Chief Executive Officer

Date: May 16, 2016	By:	/s/ David C. Kahn
David C. Kahn
Chief Financial Officer