Form 10-Q
period 2016-06-30
NETWORK 1 TECHNOLOGIES INC
filed 2016-08-15
CIK 1065078

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of the registrant's common stock, $.01 par value per share, outstanding as of August 12, 2016 was 23,317,946.

NETWORK-1 TECHNOLOGIES, INC.

Form 10-Q Index

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS:	June 30, 2016	December 31, 2015

CURRENT ASSETS:
Cash and cash equivalents	$35,369,000	$20,608,000
Marketable securities, available for sale	1,103,000	1,061,000
Royalty receivables	2,975,000	1,537,000
Other current assets	38,000	196,000

Total Current Assets	39,485,000	23,402,000

OTHER ASSETS:
Deferred tax assets	1,874,000	4,958,000
Patents, net of accumulated amortization	1,294,000	2,002,000
Security deposits	19,000	19,000

Total Other Assets	3,187,000	6,979,000

TOTAL ASSETS	$42,672,000	$30,381,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$147,000	$139,000
Accrued expenses	1,684,000	1,552,000

TOTAL LIABILITIES	1,831,000	1,691,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value, authorized 10,000,000 shares;
none issued and outstanding at June 30, 2016 and December 31, 2015	—	—

Common stock, $0.01 par value; authorized 50,000,000 shares;
23,317,946 and 23,211,149 shares issued and outstanding at
June 30, 2016 and December 31, 2015, respectively	233,000	232,000

Additional paid-in capital	61,351,000	61,249,000
Accumulated deficit	(20,751,000)	(32,756,000)
Accumulated other comprehensive income(loss)	8,000	(35,000)

TOTAL STOCKHOLDERS' EQUITY	40,841,000	28,690,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$42,672,000	$30,381,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

REVENUE	$20,447,000	$1,747,000	$25,637,000	$7,374,000

OPERATING EXPENSES:
Costs of revenue	5,754,000	478,000	7,240,000	2,167,000
Professional fees and related costs	372,000	327,000	825,000	773,000
General and administrative	426,000	792,000	828,000	1,451,000
Amortization of patents	297,000	413,000	711,000	826,000
Stock-based compensation	32,000	74,000	44,000	174,000
Contingent patent cost	500,000	—	500,000	—
TOTAL OPERATING EXPENSES	7,381,000	2,084,000	10,148,000	5,391,000

OPERATING INCOME (LOSS)	13,066,000	(337,000)	15,489,000	1,983,000
OTHER INCOME:
Interest income, net	16,000	12,000	26,000	33,000

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	13,082,000	(325,000)	15,515,000	2,016,000

INCOME TAXES (BENEFIT):
Current	330,000	(15,000)	381,000	40,000
Deferred taxes (benefit), net	4,522,000	(90,000)	3,084,000	666,000
Total income taxes (benefit)	4,852,000	(105,000)	3,465,000	706,000

NET INCOME (LOSS)	$8,230,000	$(220,000)	$12,050,000	$1,310,000

Net Income (Loss) Per Share
Basic	$0.35	$(0.01)	$0.52	$0.06
Diluted	$0.33	$(0.01)	$0.49	$0.05

Weighted average common shares outstanding:
Basic	23,300,638	23,439,468	23,276,295	23,761,420
Diluted	24,637,316	23,439,468	24,451,944	25,006,281

NET INCOME (LOSS)	$8,230,000	$(220,000)	$12,050,000	$1,310,000

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding gain (loss) on securities available-for-sale arising during the period	16,000	(32,000)	43,000	(12,000)

COMPREHENSIVE INCOME (LOSS)	$8,246,000	$(252,000)	$12,093,000	$1,298,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$12,050,000	$1,310,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of patents	711,000	826,000
Stock-based compensation	44,000	174,000
Deferred tax provision	3,084,000	666,000
Impairment of investments	—	386,000

Changes in operating assets and liabilities:
Royalty receivables	(1,438,000)	(592,000)
Other current assets	158,000	76,000
Accounts payable	8,000	(102,000)
Accrued expenses	132,000	(1,223,000)
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,749,000	1,521,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of patents and other assets	(3,000)	(35,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Value of shares delivered to fund withholding taxes on exercise of options	(44,000)	—
Repurchases of common stock, net of commissions	(1,000)	(2,397,000)
Proceeds from exercise of options	60,000	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	15,000	(2,397,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,761,000	(911,000)

CASH AND CASH EQUIVALENTS, beginning of period	20,608,000	17,662,000

CASH AND CASH EQUIVALENTS, end of period	$35,369,000	$16,751,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS:

[1] BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of the management of Network-1 Technologies, Inc. (the "Company"), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 2016, and the results of its operations and comprehensive income (loss) for the three and six month periods ended June 30, 2016 and June 30, 2015 and its cash flows for the six month periods ended June 30, 2016 and June 30, 2015.  The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP may have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results of operations to be expected for the full year.  The accompanying condensed consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, Mirror Worlds Technologies, LLC.

[2] BUSINESS:

The Company is engaged in the development, licensing and protection of its intellectual property assets.  The Company presently owns twenty-eight (28) patents including (i) the remote power patent (the "Remote Power Patent") covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) the Mirror Worlds patent portfolio (the "Mirror Worlds Patent Portfolio") relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) the Cox patent portfolio (the "Cox Patent Portfolio") relating to enabling technology for identifying media content on the Internet and taking further action to be performed based on such identification; and (iv) patents covering systems and methods for the transmission of audio, video and data over computer and telephony networks in order to achieve high quality of service (QoS) (the "QoS Patents"). As of August 1, 2016, the Company has entered into twenty-four (24) license agreements with respect to its Remote Power Patent.  The Company's current strategy includes continuing to pursue licensing opportunities for its Remote Power Patent and its efforts to monetize its Cox Patent Portfolio and Mirror Worlds Patent Portfolio acquired in 2013 (see Note I[2] hereof).  The Company's acquisition strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as the Company has achieved with respect to its Remote Power Patent.  The Company's Remote Power Patent has generated licensing revenue in excess of $90,000,000 from May 2007 through June 30, 2016.  The Company continually reviews opportunities to acquire or license additional intellectual property.  In addition, the Company may enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company's unaudited condensed consolidated financial statements include revenue recognition, the valuation of warrants and stock-based payments, deferred income taxes, valuation of patents, accrued expenses and valuation of marketable securities.  Actual results could be materially different from those estimates, upon which the carrying values were based.

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

Revenue Recognition

The Company recognizes revenue received from the licensing of its intellectual property and other related intellectual property activities.  Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the license or other applicable agreement, (iii) amounts are fixed or determinable, and (iv) collectability of amounts is reasonably assured.  The Company relies on royalty reports received from third party licensees to record its revenue.  From time to time the Company may audit royalties reported from licensees. Any adjusted royalty revenue as a result of such audits is recorded by the Company in the period in which such adjustment is agreed to by the Company and the licensee or otherwise determined.

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

ASC 740-10, "Accounting for Uncertainty in Income Taxes," defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.  The Company has no uncertain tax positions as of June 30, 2016 and December 31, 2015.

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

Impairment of long-lived assets

Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.  Accordingly, we record impairment losses on long-lived assets used in operations or expected to be disposed of when indicators of impairment exist and the undiscounted cash flows expected to be derived from those assets are less than carrying amounts of these assets.  As of June 30, 2016, there was no impairment to the Company's patents.

Stock-Based Compensation

The Company accounts for its stock-based compensation awards to employees and directors in accordance with FASB ASC Topic 718, Compensation - Stock Compensation ("ASC 718"). ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock units, to be recognized in the unaudited condensed consolidated statements of operations and comprehensive income (loss) based on their grant date fair values. Compensation expense related to awards to employees is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Share-based payments issued to non-employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC Topic 505,  Equity, and are expensed using an accelerated attribution model. The Company uses the Black-Scholes option pricing model to determine the grant date fair value of options granted.  See Note D for further discussion of the Company's stock – based compensation.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with U.S. GAAP, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings (loss) per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts, such as warrants and options to purchase common stock were exercised or restricted stock units were issued. Common stock equivalents having an anti-dilutive effect on earnings per share are excluded from the calculation of diluted earnings per share.

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

The carrying value of cash, marketable securities, royalty receivables, other assets, accounts payable, and accrued expenses approximates fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.  Marketable securities available for sale are measured at fair value on a recurring basis based on Level 1 inputs (see Note H).

Reclassification

The Company has reclassified certain amounts in prior period unaudited condensed consolidated financial statements to conform to the current period's presentation.

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting (ASU 2016-09) to simplify the accounting for share-based payment transactions, including the income tax consequences, an option to recognize gross share-based compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance will be effective for us in the first quarter of 2017, and early adoption is permitted. Management is still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, and requires a lessee to recognize assets and liabilities for leases with a maximum possible term of more than 12 months. A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Early application is permitted. The Company is currently evaluating the impact the adoption of the accounting standard will have on its unaudited condensed consolidated financial statements.

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

Accounting Standards Adopted in the Period

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740); Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as noncurrent on the balance sheet.  The updated standard is effective beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. Effective January 1, 2016, the Company has elected to early adopt the standard and classify the deferred tax assets as non-current assets on the condensed consolidated balance sheets.

NOTE C - PATENTS

The Company's intangible assets at June 30, 2016 include patents with estimated remaining economic useful lives ranging from 4 to 5.25 years.  For all periods presented, all of the Company's patents were subject to amortization.  The gross carrying amounts and accumulated amortization related to acquired intangible assets as of June 30, 2016 and December 31, 2015 are as follows:

	June 30,	December 31,
	2016	2015
Gross carrying amount – patents	$6,388,000	$6,385,000
Accumulated amortization – patents	(5,094,000)	(4,383,000)
Patents, net	$1,294,000	$2,002,000

NOTE C – PATENTS (continued)

Amortization expense for the three months ended June 30, 2016 and June 30, 2015 was $297,000 and $413,000, respectively.  Amortization expense for the six months ended June 30, 2016 and June 30, 2015 was $711,000 and $826,000.  Future amortization of current intangible assets is as follows:

Twelve Months Ended June 30,
2017	$196,000
2018	$196,000
2019	$192,000
2020	$189,000
2021 and thereafter	$521,000
Total	$1,294,000

The Company's Remote Power Patent expires in March 2020. The expiration dates of the patents within the Company's Mirror Worlds Patent Portfolio range from September 2016 to February 2020. The expiration dates of the patents within the Cox Patent Portfolio range from September 2021 to November 2023 and the expiration date of the QoS Patents is June 2019.

NOTE D – STOCK-BASED COMPENSATION

Restricted Stock Units

During the three month period ended June 30, 2016, the Company granted 15,000 restricted stock units (RSUs) to each of its three non-management directors.  Such RSUs issued to the non-management directors vest 7,500 RSUs on the date of grant, 3,750 RSUs on September 9, 2016 and 3,750 RSUs on December 9, 2016.  During the three month period ended June 30, 2016, the Company granted an aggregate of 140,000 RSUs to David Kahn (50,000 RSUs), the Company's Chief Financial Officer, Jon Greene (50,000 RSUs) the Company's Executive Vice-President, and Jonathan Maslow (40,000 RSUs), a consultant to the Company.  Each of such RSUs vest 50% on the one year anniversary of grant (June 9, 2017) and 50% on the two year anniversary of grant (June 9, 2018).  All of the aforementioned issued RSUs have dividend equivalent rights.

A summary of restricted stock unit activity is as follows (each restricted stock unit represents the right to receive one share of the Company's common stock):

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance of restricted stock units outstanding at December 31, 2015	—	—
Issuance of restricted stock units	185,000	$2.47
Vested restricted stock units	(22,500)	$(2.47)
Balance of unvested restricted stock units at June 30,2016	162,500	$2.47

Restricted stock unit compensation expense was $32,000 and -0- for the three and six months ended June 30, 2016 and June 30, 2015, respectively.

The Company has an aggregate of $425,000 of unrecognized restricted stock unit compensation expense as of June 30, 2016 to be amortized over a weighted average period of 1.58 years.

NOTE D – STOCK-BASED COMPENSATION (continued)

Stock Options

During the six month period ended June 30, 2016, the Company's Chief Financial Officer and Executive Vice President exercised stock options to purchase 100,000 shares of the Company's common stock, at an exercise price of $1.59 per share, and 240,000 shares of common stock, at an exercise price of $1.60 per share, respectively.  The options were exercised on a partial cashless (net exercise) basis by delivery to the Company of an aggregate of 249,820 shares of the Company's common stock (Chief Financial Officer – 50,857 shares and Executive Vice President - 198,963 shares) and $60,000.  In addition, an aggregate of 22,655 shares (Chief Financial Officer – 5,563 shares and Executive Vice President – 17,092 shares) were delivered to fund payroll withholding taxes on exercise, resulting in net shares of 43,580 and 23,945 issued to the Chief Financial Officer and Executive Vice President, respectively, with respect to such option exercises.  During the six month period ended June 30, 2016, a consultant to the Company exercised a stock option to purchase 90,000 shares of the Company's common stock, at an exercise price of $1.60 per share.  Such option was exercised on a cashless (net exercise) basis by delivery to the Company of 72,727 shares of common stock resulting in 17,273 net shares issued to the consultant with respect to such option exercise.

During the three month period ended June 30, 2015, the Company granted 5-year stock options to each of its three non-management directors to purchase 35,000 shares of its common stock at an exercise price of $2.34 per share.  Such options vested over a one-year period in four equal quarterly amounts beginning on April 22, 2015, subject to continued service on the Board.

During the three month period ended June 30, 2015, the Company's Executive Vice President exercised a stock option to purchase 150,000 shares of the Company's common stock at an exercise price of $0.90 per share.  The option was exercised on a cashless (net exercise) basis by delivery to the Company of 60,000 shares of common stock resulting in 90,000 net shares issued to the Company's Executive Vice President with respect to such option exercise.  In addition, during the three month period ended June 30, 2015, a consultant to the Company exercised a stock option to purchase 50,000 shares of the Company's common stock at an exercise price of $0.90 per share.  The option was exercised on a cashless (net exercise) basis by delivery to the Company of 19,651 shares of common stock resulting in 30,349 net shares issued to the consultant with respect to such option exercise.

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model.  On the date of grant, the following weighted average assumptions were utilized for options granted during the six months ended June 30, 2015 (no stock options were granted during the six month period ended June 30, 2016):

Six Months Ended June 30, 2015
Risk-free interest rates Expected option life in years Expected stock price volatility Expected dividend yield	1.39% 5 years 30.24% -0-

NOTE D – STOCK-BASED COMPENSATION (continued)

The following table presents information relating to all stock options outstanding and exercisable at June 30, 2016:

Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Options	Exercise	Life in	Options	Exercise
Price	Outstanding	Price	Years	Exercisable	Price

$0.83 - $2.34	2,410,000	$1.29	3.15	2,410,000	$1.29

The Company recorded stock-based compensation related to stock option grants of $0 and $74,000 for the three months ended June 30, 2016 and June 30, 2015, respectively.  The Company recorded stock based compensation related to stock option grants of $12,000 and $174,000 for the six months ended June 30, 2016 and June 30, 2015.  The Company had no unrecognized stock-based compensation cost as of June 30, 2016.  The aggregate intrinsic value of options exercisable at June 30, 2016 was $3,312,950.

Warrants

As of June 30, 2016, the following are the outstanding warrants to purchase shares of the Company's common stock:

	Number of	Exercise
	Warrants	Price	Expiration Date

	250,000	$2.10	May 21, 2018
	250,000	$1.40	May 21, 2018
	125,000	$2.10	July 26, 2018
	125,000	$1.40	July 26, 2018
Total	750,000

All of the aforementioned warrants were issued to Recognition Interface, LLC in connection with the Company's acquisition of the Mirror Worlds Patent Portfolio (see Note I[2]).

NOTE E – INCOME TAXES

At June 30, 2016, the Company had net operating loss carryforwards (NOLs) of approximately $4,300,000 and temporary differences of approximately $1,100,000 totaling approximately $5,400,000 expiring through 2029, with a future tax benefit of approximately $1,874,000.  At June 30, 2016 and December 31, 2015, $1,874,000 and $4,958,000, respectively, were recorded as deferred tax assets on the Company's condensed consolidated balance sheets.  At each report date, management considers new evidence, both positive and negative, of its view of the future realization of deferred tax assets.  Based upon taxable income for the three months ended June 30, 2016, $4,852,000 was recorded as income tax expense and our deferred tax assets were reduced by $4,522,000 from the March 31, 2016 balance sheet to $1,874,000 at June 30, 2016.  At March 31, 2016 based upon additional taxable income anticipated to be realized in 2016 and in future years from legal proceedings and related license agreements, management determined that there was sufficient positive evidence to conclude that it was more likely than not that additional deferred taxes of approximately $2,280,000 were realizable.  Based on taxable income for the six months ended June 30, 2016, $5,745,000 was recorded as income tax expense, which was offset by a reduction in the Company's valuation allowance of $2,280,000 on its deferred tax assets resulting in a net deferred tax of $3,084,000 recorded on the Company's consolidated statements of operations and comprehensive income for the six months ended June 30, 2016.  Based upon litigation settlements in July 2016, the Company will utilize all of its remaining NOL carryforwards in the three month period ended September 30, 2016.  To the extent that the Company has taxable income in the future, it will report income tax expense and such expense attributable to federal income taxes will be recorded as income taxes payable on the accompanying condensed consolidated balance sheets.  Management will continue to evaluate the recoverability of the Company's NOLs and adjust the deferred tax assets accordingly.

The personal holding company ("PHC") rules under the Internal Revenue Code impose a 20% tax on a PHC's undistributed personal holding company income ("PHC Income"), in general, taxable income subject to certain adjustments.  For a corporation to be classified as a PHC, it must satisfy two tests: (i) that more than 50% in value of its outstanding shares must be owned directly or indirectly by 5 or fewer individuals at anytime during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the "Ownership Test") and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the "Income Test").  In the second half of 2016 to date (as well as prior years), the Company did not meet the Ownership Test.  Due to the significant number of shares held by the Company's largest shareholders, the Company continually assesses its share ownership to determine whether it meets the Ownership Test.  If the Ownership Test were met and the income generated by the Company were determined to constitute "royalties" within the meaning of the Income Test, the Company would constitute a PHC and the Company would be subject to a 20% tax on the amount of any PHC Income (which cannot be offset by NOLs) that it does not distribute to its shareholders.

NOTE F – EARNINGS PER SHARE

Basic Earnings per share is calculated by dividing the net income (loss) by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and restricted stock units. Potential shares of 3,322,500 and 3,605,000 at June 30, 2016 and June 30, 2015, respectively, consisted of options, warrants and restricted stock units.  Computations of basic and diluted weighted average common shares outstanding are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015

Weighted-average common shares outstanding – basic	23,276,295	23,761,420	23,300,638	23,439,468
Dilutive effect of options, warrants and restricted stock units	1,175,649	1,244,861	1,336,678	—
Weighted-average common shares outstanding – diluted	24,451,944	25,006,281	24,637,316	23,439,468
Options and warrants excluded from the computation of diluted income (loss) per share because the effect of inclusion would have been anti-dilutive	—	234,163	—	3,605,000

NOTE G – CASH AND CASH EQUIVALENTS

The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC").  At June 30, 2016, the Company maintained a cash balance of $34,718,000 in excess of FDIC limits.

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Cash and cash equivalents as of June 30, 2016 and December 31, 2015 are composed of:

	June 30, 2016	December 31, 2015

Cash	$17,291,000	$6,283,000
Money market fund	18,078,000	14,325,000
Total	$35,369,000	$20,608,000

NOTE H - MARKETABLE SECURITIES

Marketable securities are classified as available-for-sale and are recorded at fair market value.  Unrealized gains and losses are reported as other comprehensive income or loss.  Realized gains and losses are reclassified from other comprehensive income or loss to net income or loss in the period they are realized.  At June 30, 2016 and December 31, 2015, the Company's marketable securities consisted of two corporate bonds (aggregate face value $1,000,000) with a 3.9% and 4.5% coupon and term of greater than three months when purchased.  The Company's marketable securities mature in 2021 and it is not the intention of the Company to hold such securities until maturity.

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

Dovel & Luner, LLP provided legal services to the Company with respect to its patent litigation commenced in May 2013 against Apple Inc., Microsoft, Inc. and other major vendors of document system software and computer systems in the United States District Court of Texas, Tyler Division, for infringement of U.S. Patent No. 6,006,227 (part of the Mirror Worlds Patent Portfolio - see Note K[2] hereof).  The terms of the Company's agreement with Dovel & Luner LLP provided for legal fees on a contingency basis ranging from 25% to 40% of the net recovery (after deduction of expenses) depending upon the stage of proceeding in which a result (settlement or judgment) is achieved, subject to certain agreed upon contingency fee caps depending upon the amount of the net recovery.  The Company paid a certain portion of the expenses incurred with respect to the litigation.

Dovel & Luner, LLP provides legal services to the Company with respect to its patent litigation filed in September 2011 against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler (see Note K[3]).  The terms of the Company's agreement with Dovel & Luner LLP essentially provide for legal fees on a full contingency basis ranging from 12.5% to 35% (with certain exceptions) of the net recovery (after deduction for expenses) depending on the stage of the preceding in which a result (settlement or judgment) is achieved.  For the three month period ended June 30, 2016 and June 30, 2015, the Company incurred aggregate contingent legal fees with respect to the litigation of $306,000 and $14,000, respectively, to Dovel & Luner, LLP.  For the six month period ended June 30, 2016 and June 30, 2015, the Company incurred aggregate contingent legal fees with respect to the litigation of $358,000 and $222,000.  The Company is responsible for a certain portion of the expenses incurred with respect to the litigation.

Dovel & Luner, LLP provided legal services to the Company with respect to the litigation settled in July 2010 against Cisco and several other major data networking equipment manufacturers (see Note K[4]).  The terms of the Company's agreement with Dovel & Luner, LLP with respect to this litigation provided for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of 24% (based on the settlement being achieved at the trial stage).  As a result of the royalty payments payable quarterly by Cisco in accordance with the Company's settlement and license agreement with Cisco, the Company has an obligation to pay Dovel & Luner, LLP (including local counsel) 24% of such royalties received.  During the three months ended June 30, 2016 and June 30, 2015, the Company incurred aggregate legal fees to Dovel & Luner LLP, of $397,000 and 359,000, respectively, with respect to the litigation.  During the six months ended June 30, 2016 and June 30, 2015, the Company incurred aggregate legal fees to Dovel & Luner, LLP of $1,561,000 and $1,546,000 respectively, with respect to the litigation.

NOTE I – COMMITMENTS AND CONTINGENCIES (continued)

[2] Patent Acquisitions:

On February 28, 2013, the Company completed the acquisition of four patents (as well as a pending patent application) from Dr. Ingemar Cox (these patents together with subsequent related patent issuances comprise the Cox Patent Portfolio), a technology leader in digital watermarking content identification, digital rights management and related technologies, for a purchase price of $1,000,000 in cash and 403,226 shares of the Company's common stock.  In addition, the Company is obligated to pay Dr. Cox 12.5% of the net proceeds (after deduction of expenses) generated by the Company from licensing, sale or enforcement of the patents.  Since the acquisition of the patent portfolio from Dr. Cox, the Company has been issued eight additional related patents by the U.S. Patent and Trademark Office ("USPTO").  Professional fees and filing fees of $169,000 were capitalized as patent cost.

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

NOTE I – COMMITMENTS AND CONTINGENCIES (continued)

[3] Amended Patent Purchase Agreement:

In January 2005, the Company and Merlot Communications, Inc., the successor of which is BAXL Technologies, Inc. (the "Seller"), amended the Patent Purchase Agreement originally entered into in November 2003 (the "Amendment") pursuant to which the Company paid an additional purchase price of $500,000 to Seller for the restructuring of future contingent payments to Seller from the licensing or sale of the patents (including the Remote Power Patent and the QoS Patents).  The Amendment provided for future contingent payments by the Company to Seller of $1.0 million upon achievement of $25 million of Net Royalties (as defined) which payment was made in 2012, an additional $1.0 million contingent payment upon achievement of $50 million of Net Royalties (the "Second Contingent Payment") and an additional $500,000 contingent payment upon achievement of $62.5 million of Net Royalties from the licensing or sale of the patents acquired from Seller.  On March 11, 2015, the Company entered into an agreement with a secured creditor of the Seller, who had all rights with respect to the Second Contingent Payment, pursuant to which the Company paid the secured creditor $900,000 in full satisfaction of the Second Contingent Payment of $1.0 million.  At June 30, 2016, the Company accrued the above referenced final contingent payment of $500,000.

[4] Services Agreement:

Pursuant to a master services agreement, dated November 30, 2004 (the "Services Agreement"), between the Company and ThinkFire Services USA, Ltd. ("ThinkFire"), the Company was obligated to pay ThinkFire fees from royalty payments received from certain licensees of the Remote Power Patent over the term of the licenses in consideration for services performed on behalf of the Company.  On February 10, 2015, the Company entered into an agreement with ThinkFire pursuant to which the Services Agreement was terminated with no further obligations in consideration of the Company's payment of $285,000 to ThinkFire ($261,000 of such payment has been included as general and administrative expenses for the six months ended June 30, 2015).

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

NOTE J - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

[1] On November 1, 2012, the Company entered into an employment agreement (the "Agreement") with its Chairman and Chief Executive Officer for a one year term (which was automatically extended for two successive one year periods expiring on November 1, 2015 unless terminated by the Company) at an annual base salary of $415,000.  The Agreement established an annual target bonus of $150,000 for the Chairman and Chief Executive Officer based on performance criteria to be established on an annual basis by the Board of Directors (or compensation committee).  For the year ended December 31, 2015, the Chairman and Chief Executive Officer received an annual cash bonus of $200,000.  In connection with the Agreement, the Chairman and Chief Executive Officer was issued a ten-year option to purchase 500,000 shares of the Company's common stock at an exercise price of $1.19 per share, which vested in equal quarterly amounts of 41,667 shares beginning November 1, 2012 through August 31, 2015, subject to acceleration upon a change of control.  The Chairman and Chief Executive Officer shall forfeit the balance of unvested shares if his employment has been terminated "For Cause" (as defined) by the Company or by him without "Good Reason" (as defined).  Under the terms of the Agreement, so long as the Chairman and Chief Executive Officer continues to serve as an executive officer of the Company, whether pursuant to the Agreement or otherwise, the Chairman and Chief Executive Officer shall also receive incentive compensation in an amount equal to 5% of the Company's gross royalties or other payments or proceeds (without deduction of legal fees or any other expenses) with respect to its Remote Power Patent and a 10% net interest (gross royalties and other payments or proceeds after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company's royalties and other payments with respect to its other patents (including the Mirror Worlds Patent Portfolio and the Cox Patent Portfolio) besides the Remote Power Patent (the "Incentive Compensation").  During the three months ended June 30, 2016 and June 30, 2015, the Chairman and Chief Executive Officer earned Incentive Compensation of $1,708,000 and $87,000, respectively.  During the six months ended June 30, 2016 and June 30, 2015, the Chairman and Chief Executive Officer earned Incentive Compensation of $1,967,000 and $369,000 respectively, which amounts are included in accrued expenses.  As of June 30, 2016 and December 31, 2015, $147,000 and $446,000 of such compensation were included in accrued expenses, respectively.

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

NOTE J - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS (continued)

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

On July 14, 2016, the Company entered into a new employment agreement with its Chairman and Chief Executive Officer (see Subsequent Events - Note P[3]).

[2]   On April 9, 2014, the Company's Chief Financial Officer entered into an offer letter with the Company pursuant to which he continues to serve, on an at-will basis, at an annual base salary of $157,500 and is eligible to receive incentive or bonus compensation on an annual basis in the discretion of the Company's Compensation Committee.  The Chief Financial Officer received an annual bonus of $30,000 for the year ended December 31, 2015 and December 31, 2014.  In connection with the offer letter, the Chief Financial Officer was issued, under the Company's 2013 Stock Incentive Plan, a 5-year stock option to purchase 50,000 shares of the common stock, at an exercise price of $1.65 per share, which option vested in two equal amounts (25,000 shares each) on each of December 31, 2014 and December 31, 2015.  In addition, in the event the Chief Financial Officer's employment is terminated without "Good Cause" (as defined), he shall receive (i) (a) 6 months base salary or (b) 12 months base salary in the event of a termination without "Good Cause" within 6 months following a "Change of Control" of the Company (as defined) and (ii) accelerated vesting of all remaining unvested shares underlying his options or any other awards he may receive in the future.

In June 2016, the Board of Directors of the Company approved an increase in the annual base salary for David Kahn, Chief Financial Officer, to $175,000 per annum.

NOTE K - LEGAL PROCEEDINGS

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

In December 2014, Google Inc. filed four petitions to institute Inter Partes Review (the "IPRs") at the United States Patent and Trademark Office ("USPTO") pertaining to patents within the Company's Cox Patent Portfolio asserted in the litigation filed in April 2014 as described above.  Google in each of the four IPRs sought to invalidate certain claims of the patents at issue within the Cox Patent Portfolio.  On June 23, 2015, the Patent Trial and Appeal Board ("PTAB") of the USPTO issued an order instituting for oral hearing each of the four IPR petitions.  The consolidated oral hearing at the PTAB was held on March 9, 2016.  On June 21, 2016, the PTAB issued its Final Written Decision in the four pending IPRs finding eighty-six (86) claims "not unpatentable" (valid) and, in total, one hundred and nineteen (119) out of one hundred and twenty-nine (129) or 92% of the challenged claims of the patents have survived Google's challenges in the IPRs.  None of the claims of the patents being asserted in the pending litigations against Google and YouTube were found invalid.

NOTE K – LEGAL PROCEEDINGS  (continued)

On April 13, 2015, Google filed a Petition for Covered Business Method Review (CBM) at the PTAB seeking to invalidate claims pertaining to the Company's U.S. Patent No. 8,904,464, the patent asserted in the Company's litigation against Google and YouTube filed on December 3, 2014 as referenced above.  On October 19, 2015, the PTAB issued an order instituting the Covered Business Method Review on certain grounds. The oral hearing took place on May 11, 2016 and a decision is pending.

[2]   On May 23, 2013, the Company's wholly-owned subsidiary, Mirror Worlds Technologies, LLC, initiated patent litigation in the United States District Court for the Eastern District of Texas, Tyler Division, against Apple, Inc., Microsoft, Inc., Hewlett-Packard Company, Lenovo Group Ltd., Lenovo (United States), Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics America, Inc. and Samsung Telecommunications America L.L.C., for infringement of U.S. Patent No. 6,006,227 (the "227 Patent") (one of the patents the Company acquired as part of the acquisition of the Mirror Worlds Patent Portfolio).

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

[3]   In September 2011, the Company initiated patent litigation against sixteen (16) data networking equipment manufacturers (and affiliated entities) in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of its Remote Power Patent.  As of June 30, 2016, the Company had entered into settlements with nine of the defendants, who each entered into non-exclusive license agreements with the Company for its Remote Power Patent.  As a result of the aforementioned settlements, as of June 30, 2016 there were seven remaining defendants (exclusive of affiliates).  The litigation is currently scheduled for trial in March 2017.

[4]   In July 2010, the Company settled its patent litigation pending in the United States District Court for the Eastern District of Texas, Tyler Division, against Adtran, Inc, Cisco Systems, Inc. and Cisco-Linksys, LLC, (collectively, "Cisco"), Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., and 3Com Corporation, Inc.  As part of the settlement, Adtran, Cisco, Enterasys, Extreme Networks and Foundry Networks each entered into a settlement agreement with the Company and entered into non-exclusive licenses for the Company's Remote Power Patent (the "Licensed Defendants").  Under the terms of the licenses, the Licensed Defendants paid the Company upon settlement approximately $32 million and also agreed to license the Remote Power Patent for its full term, which expires in March 2020.  In accordance with the Settlement and License Agreement, dated May 25, 2011, Cisco is obliged to pay the Company royalties (which began in the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments per year of $8 million through 2015 and $9 million per year thereafter for the remaining term of the patent.  The royalty payments are subject to certain conditions including the continued validity of the Company's Remote Power Patent, and the actual royalty amounts received may be less than the caps stated above.  Under the terms of the Agreement, if the Company grants other licenses with lower royalty rates to third parties (as defined in the Agreement), Cisco shall be entitled to the benefit of the lower royalty rates

NOTE K – LEGAL PROCEEDINGS  (continued)

provided it agrees to the material terms of such other license.  Under the terms of the Agreement, the Company has certain obligations to Cisco and if it materially breaches such terms, Cisco will be entitled to stop paying royalties to the Company.  This would have a material adverse effect on the Company's business, financial condition and results of operations.

NOTE L – STOCK REPURCHASE

On August 22, 2011, the Company announced that its Board of Directors approved a share repurchase program to repurchase up to $2,000,000 of shares of its common stock over the next 12 months ("Share Repurchase Program").  On June 9, 2016, the Board of Directors authorized an extension of the Share Repurchase Program to repurchase up to $2,654,000 of common stock over the subsequent 12 month period (for a total of up to $14 million since inception of the program in August 2011).  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the Company's discretion.  The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors.  The Share Repurchase Program may be increased, suspended or discontinued at any time.

Since inception of the Share Repurchase Program through June 30, 2016 the Company has repurchased an aggregate of 6,883,104 shares of its common stock at an average price per share of $1.65 or an aggregate cost of $11,346,000 (exclusive of commissions).  All such repurchased shares have been cancelled.  During the six months ended June 30, 2016, the Company repurchased 500 shares of its common stock at $1.95 per share.  The Company did not repurchase any shares of its common stock during the three month period ended June 30, 2016.

NOTE M – REVENUE FROM PROFESSIONAL LIABILITY SETTLEMENT

On April 22, 2016, Mirror Worlds Technologies, LLC ("MWT"), the Company's wholly-owned subsidiary, entered into an agreement pursuant to which it received $17.5 million in connection with the settlement of a professional liability claim relating to services rendered in 2008-2010.  The Company, through MWT, acquired the claim in May 2013 as part of its acquisition of the patent portfolio of Mirror Worlds, LLC.

NOTE N – CISCO AND OTHER CONCENTRATIONS

Revenue from Cisco constituted approximately 50% and 79% of the Company's revenue (exclusive of revenue from our professional liability settlement - see Note M above), respectively, for the three month period ended June 30, 2016 and June 30, 2015.  Revenue from Cisco constituted approximately 76% and 84% of the Company's revenue (exclusive of revenue from our professional liability settlement) for the six months ended June 30, 2016 and June 30, 2015, respectively.  Revenue from one other licensee constituted approximately 31% and 11% of the Company's revenue (exclusive of revenue from our professional liability settlement) for the three and six months ended June 30, 2016, respectively.  At June 30, 2016 and December 31, 2015, the royalty receivable from Cisco constituted approximately 50% and 67% of the Company's royalty receivables, respectively.  At June 30, 2016, one other licensee constituted approximately 30% of the Company's royalty receivables.

NOTE O – OTHER INVESTMENTS

In May 2013, as part of the acquisition of the Mirror Worlds Patent Portfolio (see Note I[2]), the Company acquired from Mirror Worlds, LLC 250,000 shares of common stock of Lifestreams Technologies Corporation ("Lifestreams"), a company engaged in the development of next generation applications and methodologies designed to organize and display digital data.  In July 2013, the Company made an additional investment of $50,000 in Lifestreams as part of a financing and received 123,456 shares of Series A preferred stock and, as part of an amended license agreement between the Company's wholly-owned subsidiary and Lifestreams, the Company received a warrant to purchase 1,305,000 shares of common stock of Lifestreams.  The warrant was valued at $70,000 based on the Black-Scholes option model and recorded as non-cash royalty income during 2013.  In March 2014, the Company participated in a $2.0 million secured convertible notes (the "Notes") financing of Lifestreams by agreeing to invest an aggregate of $380,000 in four equal tranches (the first tranche of $95,000 was paid at closing).  In May 2014, August 2014 and December 2014, the Company made additional investments of $95,000 each as part of the second, third and fourth tranche of the investment.

Since the Company owns less than 20% of the outstanding equity of Lifestreams and does not have significant influence or control, the Company's investment in Lifestreams was recorded at cost.  The Notes all matured on March 31, 2015.  At June 30, 2015, Lifestreams remained in default of the Notes and had not completed any additional material financing. As a result, the Company had an impairment of $386,000 with respect to the investment which has a carrying value at June 30, 2015 of $190,000 compared with a carrying value at December 31, 2014 of $576,000.  The carrying value of $190,000 at June 30, 2015 reflected management's estimate at June 30, 2015 of the fair value of the investment (see Note B).  The impairment of $386,000 was included in general and administrative expenses in the Company's Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015.  At December 31, 2015, the balance of the carrying value of $190,000 at June 30, 2015 was written-off.

NOTE P – SUBSEQUENT EVENTS

[1]   On July 8, 2016, Mirror Worlds Technologies, LLC, the Company's wholly-owned subsidiary, entered into a settlement agreement with Apple Inc. ("Apple") in connection with litigation in the United States District Court for the Eastern District of Texas, for infringement of the Company's '227 Patent (see Note K[2] hereof).  Under the terms of the settlement agreement, Apple received a fully paid-up non-exclusive license to the '227 Patent for its full term (which expired in June 2016), along with certain rights to other patents in the Company's portfolio.  The Company received $25 million from Apple for the settlement and fully paid-up license.

[2]   On July 8, 2016, the Company entered into settlement agreements with Alcatel-Lucent USA and Alcatel-Lucent Holdings Inc. (collectively "Alcatel") as well as ALE, USA with respect to the pending litigation in the United States District Court for the Eastern District of Texas, for infringement of the Company's Remote Power Patent (see Note K[3] hereof).  Under the terms of the settlements, Alcatel and ALE received fully-paid licenses to the Remote Power Patent for its full term which expires in March 2020.  The aggregate consideration to be received by the Company for the fully paid licenses is $4,300,000, of which $2,300,000 is payable in the three equal quarterly payments contingent upon a ruling to be issued by the U.S. District Court of Texas with respect to a pending motion finding any asserted claim of the Remote Power Patent is valid.

NOTE P – SUBSEQUENT EVENTS (continued)

[3]   On July 14, 2016, the Company entered into a new employment agreement ("Agreement") with its Chairman and Chief Executive Officer pursuant to which he continues to serve the Company in such positions for a five year term, at an annual base salary of $475,000 which shall be increased by 3% per annum during the term of the Agreement.  The Agreement established an annual target bonus of $175,000 for the Chairman and Chief Executive Officer based upon performance.  The Agreement also provides that the Chairman and Chief Executive Officer will continue to receive substantially the same Incentive Compensation as contained in his prior employment agreement (5% of the Company's gross royalties and other payments with respect to the Company's Remote Power Patent and with respect to all other patents the greater of (i) 10% net interest (after all expenses including legal fees) or (ii) 6.25% gross interest.  (See Note J[1] hereof). In addition, the Company granted to the Chairman and Chief Executive Officer, under its 2013 Stock Incentive Plan, 750,000 performance based restricted stock units (the "RSUs") which vest in three tranches, as follows: (i) 250,000 RSUs shall vest on July 14, 2018, subject to Mr. Horowitz's continued employment by the Company through the vesting date (the "Employment Condition"); (ii) 250,000 RSUs shall vest at any time beginning July 14, 2018 through July 14, 2021 in equal annual installments for the remaining term of employment, subject to (1) the Employment Condition being satisfied through each such annual vesting date and (2) the Company's common stock achieving a closing price (for 20 consecutive trading days) of a minimum of $3.25 per share (subject to adjustment for stock splits) at any time during the term of employment; and (iii) 250,000 RSUs vest at any time beginning July 14, 2018 through July 14, 2021 in equal annual installments for the remaining term of employment subject to (1) the Employment Condition being satisfied through each such annual vesting date and (2) the Company's common stock achieving a closing price (for 20 consecutive trading days) of a minimum of $4.25 per share (subject to adjustment for stock splits) at any time during the term of employment. Notwithstanding the aforementioned, in the event of a Change of Control (as defined), a Termination Other Than for Cause (as defined), or a termination of employment by the Chairman and Chief Executive Officer for Good Reason (as defined), all of the 750,000 RSUs shall accelerate and become immediately fully vested.  All of the aforementioned RSUs issued to the Company's Chairman and Chief Executive Officer have dividend equivalent rights.

[4]   On July 26, 2016, the Company entered into a settlement agreement with Dell, Inc. with respect to the pending litigation in the United States District Court for the Eastern District of Texas, for infringement of the Company's Remote Power Patent (see Note K[2] hereof).  Under the terms of the settlement, Dell will license the Remote Power Patent for its full term (which expires in March 2020) and pay to the Company a license initiation fee of $6,000,000 and ongoing royalties based on its sales of PoE products.

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

OVERVIEW

Our principal business is the development, licensing and protection of our intellectual property assets.  We presently own twenty-eight (28) patents including (i) our Remote Power Patent covering the delivery of power over Ethernet cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) our Mirror Worlds Patent Portfolio relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) our Cox Patent Portfolio relating to enabling technology for identifying media content on the Internet and taking further action to be performed based on such identification; and (iv) our QoS Patents covering systems and methods for the transmission of audio, video and data in order to achieve high quality of service (QoS) over computer and telephony networks.  In addition, we continually review opportunities to acquire or license additional intellectual property.

We have been actively engaged in the licensing of our Remote Power Patent (U.S. Patent No. 6,218,930).  As of August 1, 2016, we have entered into twenty-four (24) license agreements with respect to our Remote Power Patent which, among others, include license agreements with Cisco Systems, Inc., Extreme Networks, Inc., Netgear, Inc., Microsemi Corporation, Motorola Solutions, Inc., NEC Corporation, Samsung Electronics Co., Ltd., Dell, Inc., Huawei Technologies Co., Ltd and ShoreTel, Inc. and several other major data networking equipment manufacturers.  Our current strategy includes continuing our licensing efforts with respect to our Remote Power Patent and our efforts to monetize our Cox Patent Portfolio and our Mirror Worlds Patent Portfolio which we acquired in 2013.  In addition, we continue to seek to acquire additional intellectual property assets to develop, commercialize, license or otherwise monetize such intellectual property.  Our strategy includes working with inventors and patent owners to assist in the development and monetization of their patented technologies.  We may also enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.  Our acquisition strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as we have achieved with respect to our Remote Power Patent.  Our Remote Power Patent generated licensing revenue in excess of $90,000,000 from May 2007 through June 30, 2016.

On February 28, 2013, as part of our acquisition strategy, we acquired from Dr. Ingemar Cox, a technology leader in digital watermarking content identification, digital rights management and related technologies, four patents (as well as a pending patent application) for a purchase price of $1,000,000 in cash and 403,226 shares of our common stock.  In addition, we are obligated to pay Dr. Cox 12.5% of the net proceeds generated by us from licensing, sale or enforcement of the patents (see Note I[2] to our financial statements included in this quarterly report).  Since the acquisition of the Cox Patent Portfolio in February 2013 we have been issued eight additional patents as part of the Cox Patent Portfolio and we have five pending patent applications.

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

The validity of our Remote Power Patent and certain patents within our Cox Patent Portfolio are currently being challenged in patent infringement litigation pending in the courts and proceedings at the USPTO (see "Legal Proceedings" on pages 35-38 of this quarterly report and below).  If certain claims of our Remote Power Patent are ultimately determined to be invalid, such a determination would have a material adverse effect on our business, financial condition and results of operations as our current revenue stream is largely dependent upon the continued validity of certain claims of our Remote Power Patent.  If certain of the patents within our Cox Patent Portfolio are ultimately determined to be invalid, such a determination could have a material adverse effect on our ability to increase our revenue and profits in the future.

On April 22, 2016, Mirror Worlds Technologies, LLC, our wholly-owned subsidiary, entered into an agreement pursuant to which it received $17.5 million in connection with a settlement of a professional liability claim relating to services rendered in 2008 - 2010.  We acquired the claim in May 2013 as part of our acquisition of the Mirror Worlds Patent Portfolio (see Note M to our financial statements included in this quarterly report).

On May 22, 2013, through our wholly-owned subsidiary, Mirror Worlds Technologies, LLC, we initiated patent litigation against Apple Inc., Microsoft, Inc., Hewlett-Packard Company, Lenovo Group Ltd., Lenovo (United States), Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics America, Inc. and Samsung Telecommunications America L.L.C., in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of U.S. Patent No. 6,006,227 (part of the Mirror Worlds Patent Portfolio).  On November 6, 2015, we settled our litigation with Microsoft and its customers for $4.65 million.  On July 8, 2016, we settled our litigation with Apple for $25 million (See "Legal Proceedings" at page 36 hereof).

In September 2011, we initiated patent litigation against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  We have since settled the litigation against eleven (11) of the defendants (see "Legal Proceedings" at pages 36-37 hereof and Note K[3] to our financial statements included in this quarterly report) including recent settlements achieved in July 2016 with Dell, Inc. for $6.0 million plus ongoing royalties and Alcatel and ALE, USA for $4.3 million (see Note P[4] and Note P[2] to our financial statements included in this quarterly report).  The trial with respect to this litigation is currently scheduled for March 2017.

On April 4, 2014 and December 3, 2014, we initiated litigation against Google Inc. and YouTube, LLC in the United States District Court for the Southern District of New York for infringement of several of our patents within the Cox Patent Portfolio relating to the identification of media content on the Internet.  The lawsuits allege that Google and YouTube have infringed and continue to infringe certain of our patents by making, using, selling and offering to sell unlicensed systems and related products and services, which include YouTube's Content ID system.  On June 23, 2015, the Patent Trial and Appeal Board ("PTAB") of the  USPTO issued an order instituting each of four Inter Partes Review petitions filed by Google with the PTAB seeking to invalidate certain claims of our patents at issue in our litigation against Google and YouTube.  On October 19, 2015, the PTAB issued an order instituting on certain grounds a Petition for Covered Business Method Review (CBM) seeking to invalidate certain claims of our patents at issue in our litigation against Google and YouTube (see "Legal Proceedings" at page 35 hereof).

As a result of a settlement in July 2010 of patent litigation we had initiated against Cisco Systems, Inc. and Cisco-Linksys, LLC (collectively "Cisco"), we entered into non-exclusive licenses for our Remote Power Patent with Cisco and the other defendants.  For the six months ended June 30, 2016 and June 30, 2015, our revenue from Cisco constituted 76% and 84% of our revenue (exclusive of revenue from our professional liability settlement – see Note M hereof), respectively.  It is anticipated that one or a few of our licensees will continue to constitute a significant portion of our revenue in the forseeable future.  In accordance with our Settlement and License Agreement, dated May 25, 2011, Cisco is obligated to pay us royalties (which began in the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments of $9 million per year for the remaining term of the patent (March 2020) ($8 million through 2015).  Royalty payments are subject to certain conditions including the continued validity of certain claims of our Remote Power Patent, and the actual revenue received may be less than the caps stated above.  Due to our annual royalty rate structure with Cisco which includes declining rates as the volume of PoE product sales increase during the year, royalties from Cisco are anticipated to be highest in the first quarter of the calendar year and decline for each of the remaining calendar quarters of the year.

At June 30, 2016, we had net operating loss carryforwards (NOLs) of approximately $4,300,000 and temporary differences of approximately $1,100,000 totaling approximately $5,400,000 expiring through 2029, with a future tax benefit of approximately $1,874,000.  At June 30, 2016 and December 31, 2015, $1,874,000 and $4,958,000, respectively, were recorded as deferred tax assets on our condensed consolidated balance sheets.  At each report date, management considers new evidence, both positive and negative, of its view of the future realization of deferred tax assets.  Based upon taxable income for the three months ended June 30, 2016, $4,852,000 was recorded as income tax expense and our deferred tax assets were reduced by $4,522,000 from the March 31, 2016 balance sheet to $1,874,000 at June 30, 2016.  At March 31, 2016 based upon additional taxable income anticipated to be realized in 2016 and in future years from legal proceedings and related license agreements, management determined that there was sufficient positive evidence to conclude that it was more likely than not that additional deferred taxes of approximately $2,280,000 were realizable.  Based on taxable income for the six months ended June 30, 2016, $5,745,000 was recorded as income tax expense, which was offset by a reduction in our valuation allowance of $2,280,000 on our deferred tax assets resulting in a net deferred tax of $3,084,000 recorded in our consolidated statements of operations and comprehensive income for the six months ended June 30, 2016.  Based upon litigation settlements in July 2016, we will utilize all of our remaining NOL carryforwards in the three month period ended September 30, 2016.  To the extent that we have taxable income in the future, we will report income tax expense and such expense attributable to federal income taxes will be recorded as income taxes payable on the accompanying condensed consolidated balance sheets.  Management will continue to evaluate the recoverability of our NOLs and adjust the deferred tax assets accordingly.

The personal holding company ("PHC") rules under the Internal Revenue Code impose a 20% tax on a PHC's undistributed personal holding company income ("PHC Income", which means, in general, taxable income subject to certain adjustments).  For a corporation to be classified as a PHC, it must satisfy two tests: (i) that more than 50% in value of its outstanding shares must be owned directly or indirectly by 5 or fewer individuals at anytime during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the "Ownership Test") and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the "Income Test").  During the second half of 2016 to date (as well as prior years), we did not meet the Ownership Test.  Due to the significant number of shares held by our largest shareholders, we will continually assess our share ownership to determine whether it meets the Ownership Test.  If the Ownership Test were met and the income generated by us were determined to constitute "royalties" within the meaning of the Income Test, we would constitute a PHC and we would be subject to a 20% tax on the amount of any PHC Income (which cannot be offset by NOLs) that we do not distribute to our shareholders.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenue.  We had revenue of $ 20,447,000 for the three months ended June 30, 2016 as compared to revenue of $ 1,747,000 for the three months ended June 30, 2015.  The increase in revenue of $18,700,000 for the three months ended June 30, 2016, was due primarily to our $17,500,000 settlement of a professional liability claim (see Note M of our financial statements included herein). Revenue from licensing of our patents increased $1,200,000 or 69% from $1,747,000 to $2,947,000 for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 due primarily from a patent litigation settlement in June 2016 (see "Legal Proceedings" at page 36 hereof) and increased licensing revenue from existing licensees.

Operating Expenses.  Operating expenses for the three months ended June 30, 2016 were $7,381,000 as compared to $2,084,000 for the three months ended June 30, 2015.  The increase in operating expenses of $5,297,000 was primarily due to increased cost of revenue related to our $17,500,000 professional liability settlement (see Note M to our financial statements included in this quarterly report).  We had costs of revenue of $5,754,000 and $478,000 for the three months ended June 30, 2016 and June 30, 2015, respectively.  Included in the costs of revenue for three months ended June 30, 2016 were contingent legal fees and other contractual payments of $4,046,000 and $1,708,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note J[1] to our financial statements included in this quarterly report).  Included in the costs of revenue for the three months ended June 30, 2015 were contingent legal fees and expenses of $390,000 payable to our patent litigation counsel and $87,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.

General and administrative expenses decreased by $366,000 from $792,000 for the three months ended June 30, 2015 to $426,000 for the three months ended June 30, 2016, due primarily to a $386,000 write-off of our investment in Lifestreams Corporation during the three months ended June 30, 2015 (see Note O to our financial statements included in this quarterly report).  Amortization of patents was $297,000 for the three months ended June 30, 2016 as compared to $413,000 for the three months ended June 30, 2015.  Stock-based compensation expense related to the issuance of restricted stock units was $32,000 for the three months ended June 30, 2016 as compared to $74,000 for issuance of stock options for the three months ended June 30, 2015.  During the three months ended June 30, 2016, we had contingent patent cost of $500,000 related to commitments in connection with the purchase of certain of our patents (see Note I[4] hereof).  Professional fees and related costs were $372,000 for the three months ended June 30, 2016 as compared to $327,000 for the three months ended June 30, 2015.

Interest Income.  Interest income for the three months ended June 30, 2016 was $16,000 as compared to interest income of $12,000 for the three months ended June 30, 2015.

Operating Income. We had operating income of $13,066,000 for the three months ended June 30, 2016 compared with an operating loss of $(337,000) for the three months ended June 30, 2015.  The increased operating income of $13,403,000 for the three months ended June 30, 2016 was primarily due to revenue of $17,500,000 received from the settlement of our professional liability claim (see Note M to our financial statements included in this quarterly report) and increased licensing revenue from licensees of our patents.

Income Taxes (Benefits).  Federal, state and local income taxes of $4,852,000 and $(105,000) were recorded for the three months ended June 30, 2016 and June 30, 2015, respectively.

Deferred Tax Benefit/NOLs.  At June 30, 2016, we had net operating loss carryforwards (NOLs) of approximately $4,300,000 and temporary differences of approximately $1,100,000 totaling approximately $5,400,000 expiring through 2029, with a future tax benefit of approximately $1,874,000.  At June 30, 2016 and December 31, 2015, $1,874,000 and $4,958,000, respectively, has been recorded as deferred tax assets on our balance sheet.  During the three month period ended June 30, 2016 as a result of taxable income, $4,852,000 was recorded as income tax expense and our deferred tax assets were reduced by $4,552,000.

Net Income.  As a result of the foregoing, we realized net income of $8,230,000 or $0.35 per share (basic) and $0.33 per share (diluted)) for the three months ended June 30, 2016 compared with a net loss of $(220,000) or $(0.01) per share (basic and diluted) for the three months ended June 30, 2015.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenue.  We had revenue of $25,637,000 for the six months ended June 30, 2016 as compared to revenue of $7,374,000 for the six months ended June 30, 2015.  The increase in revenue of $18,263,000 for the six months ended June 30, 2016, was due primarily to our $17,500,000 settlement of a professional liability claim (See Note M of our financial statements included herein). Revenue from licensing of our patents increased $763,000 or 10% from $7,374,000 to $8,137,000 for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due primarily from a patent litigation settlement in June 2016 (see "Legal Proceedings" at page 36 hereof) and increased licensing revenue from licensees.

Operating Expenses.  Operating expenses for the six months ended June 30, 2016 were $10,148,000 as compared to $5,391,000 for the six months ended June 30, 2015.  The increase in operating expenses of $4,757,000 was primarily due to an increase in costs of revenue of $5,073,000 primarily related to our $17,500,000 patent litigation settlement (see Note M to our financial statements included in this quarterly report) and contingent patent cost of $500,000 related to commitments in connection with the purchase of certain of our patents (see Note I[4] to our financial statements included in this quarterly report).  We had costs of revenue of $7,240,000 and $2,167,000 for the six months ended June 30, 2016 and June 30, 2015, respectively.  Included in the costs of revenue for six months ended June 30, 2016 were contingent legal fees and other contractual payments of $5,273,000 and $1,967,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note J[1] to our financial statements included in this quarterly report).  Included in the costs of revenue for the six months ended June 30, 2015 were contingent legal fees and expenses of $1,798,000 payable to our patent litigation counsel and $368,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.

General and administrative expenses decreased by $623,000 from $1,451,000 for the six months ended June 30, 2015 to $828,000 for the six months ended June 30, 2016, due primarily to our write-off of our investment in Lifestreams of $386,000 (see Note O to our financial statements included herein) and termination of a services agreement for $261,000 during the six months ended June 30,2015 (see Note I[4] to our financial statements included in this quarterly report).  Amortization of patents was $711,000 for the six months ended June 30, 2016 as compared to $826,000 for the six months ended June 30, 2015.  Stock-based compensation expense related to the issuance of restricted stock units and the vesting of stock options was $44,000 for the six months ended June 30, 2016 as compared to $174,000 for the issuance of stock options for the six months ended June 30, 2015.  Professional fees and related costs were $825,000 for the six months ended June 30, 2016 as compared to $773,000 for the three months ended June 30, 2015.

Interest Income.  Interest income for the three months ended June 30, 2016 was $26,000 as compared to interest income of $33,000 for the six months ended June 30, 2015.

Operating Income. We had operating income of $15,489,000 for the six months ended June 30, 2016 compared with operating income of $1,983,000 for the six months ended June 30, 2015.  The increased operating income of $13,506,000 for the six months ended June 30, 2016 was primarily due to increased revenue from settlement of a professional liability claim (see Note M to our financial statements included in this quarterly report).

Income Taxes (Benefits).  Federal, state and local income taxes of $3,465,000 and $706,000 were recorded for the six months ended June 30, 2016 and June 30, 2015, respectively.

Deferred Tax Benefit/NOLs.  At June 30, 2016, we had net operating loss carryforwards (NOLs) of approximately $4,300,000 and temporary differences of approximately $1,100,000 totaling approximately $5,400,000 expiring through 2029, with a future tax benefit of approximately $1,874,000.  At June 30, 2016 and December 31, 2015, $1,874,000 and $4,958,000, respectively, has been recorded as deferred tax assets on our balance sheet.  During the six month period ended June 30, 2016 as a result of taxable income, $5,745,000 was recorded as income tax expense.  This amount was offset by the reversal of our deferred tax allowance of $2,280,000, resulting in a net income tax expense of $3,465,000 and accordingly our deferred tax assets were adjusted to $1,874,000.

Net Income.  As a result of the foregoing, we realized net income of $12,050,000 or $0.52 per share (basic) and $0.49 per share (diluted) for the six months ended June 30, 2016 compared with a net income of $1,310,000 or $0.06 per share (basic) and $0.05 per share (diluted) for the six months ended June 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from revenue from licensing our patents.  At June 30, 2016, our principal sources of liquidity consisted of cash and cash equivalents of $35,369,000 and working capital of $37,654,000.  We believe based on our current cash position and projected licensing revenue from our existing license agreements and other revenue that we will have sufficient cash to fund our operations for the foreseeable future, although this may not be the case.

Working capital increased by $15,943,000 to $37,654,000 at June 30, 2016 as compared to working capital of $21,711,000 at December 31, 2015.  The increase in working capital for the three months ended June 30, 2016 was primarily due to an increase of $14,761,000 of cash and equivalents and an increase in royalty receivables of $1,438,000.

Net cash provided by operating activities for the six months ended June 30, 2016 increased by $13,228,000 from $1,521,000 for the six months ended June 30, 2015 to $14,749,000 for the six months ended June 30, 2016.  The increase in net cash provided by operating activities for the six months ended June 30, 2016 was primarily due to net income of $12,050,000 and a decrease in our deferred tax assets of $3,084,000, offset by an increase in our royalty receivables of $1,438,000.

The net cash used in investing activities for the six months ended June 30, 2016 and June 30, 2015 was $3,000 and $35,000, respectively, related to the purchase of patents and other assets.

Net cash provided by (used in) financing activities for the six months ended June 30, 2016 and June 30, 2015 was $15,000 and ($2,397,000), respectively, from the exercise of stock options in 2016 and our repurchase of common stock as part of our share repurchase program in 2015.

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

Revenue Recognition

The Company recognizes revenue received from the licensing of its intellectual property and other related intellectual property activities.  Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the license or other applicable agreement, (iii) amounts are fixed or determinable, and (iv) collectability of amounts is reasonably assured.  The Company relies on royalty reports received from third party licensees to record its revenue.  From time to time the Company may audit royalties reported from licensees. Any adjusted royalty revenue as a result of such audits is recorded by the Company in the period in which such adjustment is agreed to by the Company and the licensee or otherwise determined.

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

Impairment of long-lived assets

Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.  Accordingly, we record impairment losses on long-lived assets used in operations or expected to be disposed of when indicators of impairment exist and the undiscounted cash flows expected to be derived from those assets are less than carrying amounts of these assets.  At June 30, 2016 and December 31, 2015, there was no impairment to our patents.

Stock-based compensation

We account for its stock-based compensation awards to employees and directors in accordance with FASB ASC Topic 718, Compensation - Stock Compensation ("ASC 718"). ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock units, to be recognized in the unaudited condensed consolidated statements of operations and comprehensive income (loss) based on their grant date fair values. Compensation expense related to awards to employees is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Share-based payments issued to non-employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC Topic 505,  Equity, and are expensed using an accelerated attribution model. We use the Black-Scholes option pricing model to determine the grant date fair value of options granted.  See Note D for further discussion of the Company's stock – based compensation.

Effect of New Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting (ASU 2016-09) to simplify the accounting for share-based payment transactions, including the income tax consequences, to provide an option to recognize gross share-based compensation expense with actual forfeitures recognized as they occur, as well as to define certain classifications on the statement of cash flows. This guidance will be effective for us in the first quarter of 2017, and early adoption is permitted. Management is still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, and requires a lessee to recognize assets and liabilities for leases with a maximum possible term of more than 12 months. A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. Early application is permitted. We are currently evaluating the impact the adoption of the accounting standard will have on its unaudited condensed consolidated financial statements.

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

Accounting Standards Adopted in the Period

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740); Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet.  The updated standard is effective beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. Effective January 1, 2016, the Company has elected to adopt early the standard and classify the deferred tax assets as non-current assets on the consolidated balance sheets.

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

(b)  Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2014, Google filed four petitions to institute Inter Partes Review proceedings (the "IPRs") at the PTAB of the USPTO pertaining to certain patents within our Cox Patent Portfolio asserted in the litigation filed in April 2014 as described above.  In each of the four IPR petitions, Google seeks to invalidate certain claims of our patents within our Cox Patent Portfolio which have been asserted in our litigation against Google and YouTube.  On June 23, 2015, the PTAB issued an order instituting each of the four IPR petitions for oral hearing.  The consolidated oral hearing was held on March 9, 2016.  On June 20, 2016, the PTAB issued its Final Written Decision in the four pending IPRs finding eighty-six (86) claims "not unpatentable" (valid) and in total, one hundred nineteen (119) out of one hundred and twenty-nine (129) or 92% of the challenged claims of the patents have survived.  None of the Company's asserted claims in the pending litigations against Google and YouTube were found invalid.  The above referenced litigations that we commenced in the United States District Court for the Southern District of New York in April 2014 and December 2014 against Google and YouTube were stayed on July 2, 2015.

On April 13, 2015, Google filed a Petition for Covered Business Method Review (CBM) at the PTAB seeking to invalidate claims pertaining to our U.S. Patent No. 8,904,464, the patent asserted in our litigation against Google and YouTube filed on December 3, 2014 as referenced above.  On October 19, 2015, the PTAB issued an order instituting the Covered Business Method Review.  The oral hearing (trial) was held on May 11, 2016 and a decision on the CBM is pending.

Mirror Worlds Patent Portfolio Litigation

On May 23, 2013, through our wholly-owned subsidiary Mirror Worlds Technologies, LLC, we initiated patent litigation in the United States District Court for the Eastern District of Texas, Tyler Division, against Apple Inc., Microsoft Corporation, Hewlett-Packard Company, Lenovo Group Ltd., Lenovo (United States), Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics America, Inc. and Samsung Telecommunications America L.L.C., for infringement of U.S. Patent No. 6,006,227 (the "'227" Patent") (one of the patents we acquired as part of the acquisition of the Mirror Worlds Patent Portfolio – see Note I[2] to our financial statements included in this quarterly report).  We sought, among other things, monetary damages based upon reasonable royalties.  The lawsuit alleged that the defendants have infringed and continue to infringe the claims of the '227 Patent by making, selling, offering to sell and using infringing products including Mac OS and Windows operating systems and personal computers and tablets that include versions of those operating systems, and by encouraging others to make, sell, and use these products.  On December 10, 2013, the litigation was severed into two consolidated actions, Mirror Worlds v. Apple, Inc. (Case No. 6:13-cv-419), and Mirror Worlds v. Microsoft, et al. (Case No. 6:13-cv-941).

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

On July 8, 2016, Mirror Worlds Technologies, LLC, our wholly-owned subsidiary, entered into a settlement agreement with Apple Inc. ("Apple") in connection with litigation in the United States District Court for the Eastern District of Texas, for infringement of our '227 Patent (see Note K[2] hereof).  Under the terms of the Settlement Agreement, Apple received a fully paid up non-exclusive license to the '227 Patent for its full term (which expired in June 2016), along with certain rights to other patents in our patent portfolio.  We received $25 million from Apple for the settlement and fully paid license.

Remote Power Patent Legal Proceedings

In September 2011, we initiated patent litigation against sixteen (16) data networking equipment manufacturers (and affiliated entities) in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  Named as defendants in the lawsuit (excluding affiliated parties), were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inc., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transition Networks, Inc.  We seek monetary damages based upon reasonable royalties.

In March 2012, we reached settlement agreements with defendants Motorola Solutions, Inc. ("Motorola") and Transition Networks, Inc. ("Transition Networks").  In October 2012, we reached a settlement with defendant GarretCom, Inc ("GarretCom").  In February 2013, we reached settlement agreements with Allied Telesis, Inc. ("Allied Telesis") and NEC Corporation ("NEC").  As part of the settlements, Motorola, Transition Networks, GarretCom, Allied Telesis and NEC each entered into a non-exclusive license agreement for our Remote Power Patent pursuant to which each such defendant agreed to license our Remote Power Patent for its full term (which expires in March 2020) and pay a license initiation fee and quarterly or annual royalties based on their sales of PoE products.  In March 2015 and July 2015, we reached settlements with defendants Samsung Electronics Co., Ltd. ("Samsung"), Huawei Technologies Co., Ltd. ("Huawei") and ShoreTel, Inc. ("ShoreTel").  Samsung and Huawei each entered into a non-exclusive fully paid license agreement for our Remote Power Patent for its full term.  ShoreTel entered into a non-exclusive license agreement for the Remote Power Patent for its full term and paid a license initiation fee and agreed to pay quarterly royalties based upon its sales of PoE products.  In June 2016, we reached a settlement with Sony Corporation and affiliated entities ("Sony").  With respect to the settlement, Sony received a non-exclusive fully-paid license for our Remote Power Patent for its remaining life.

In July 2016, we reached settlement agreements with Alcatel-Lucent USA and Alcatel-Lucent Holdings, Inc. (collectively, "Alcatel") and ALE, USA.  Under the terms of the settlement agreements, Alcatel and ALE, USA received a non-exclusive fully paid license for our Remote Power Patent for its remaining life.  The aggregate consideration to be received by us from Alcatel and ALE for the fully-paid license is $4,300,000 of which $2,300,000 is payable in three equal quarterly payments contingent upon a ruling to be issued by the U.S. District Court of Texas with respect to a pending motion finding that any asserted claim of the Remote Power Patent is valid.  In July 2016, we reached a settlement with Dell, Inc.  Under the terms of the settlement, Dell will receive a non-exclusive license for our Remote Power Patent for its full term, Dell is obligated to pay a license initiation fee of $6 million and royalties based on its sales of PoE products.  As a result of the aforementioned settlements, the remaining five defendants in the litigation are Avaya Inc., AXIS Communications Inc., Hewlett Packard Company, Inc., Juniper Networks, Inc. and Polycom Inc.  On June 2, 2016, a Markman hearing on claim construction was held and oral argument also took place on defendants' motion for summary judgment that all asserted claims of our Remote Power Patent are invalid under 35 U.S.C. Section 325 for improper broadening.  A decision on the motion for summary judgment is pending.  The litigation is scheduled for trial in March 2017.

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

Avaya Inc., Dell Inc., Sony Corporation of America and Hewlett Packard Co. were petitioners in three Inter Partes Review proceedings (which were joined together) (the "IPR Proceeding") at the USPTO before the PTAB involving our Remote Power Patent. Petitioners in the IPR Proceeding sought to invalidate certain claims of our Remote Power Patent as unpatentable.  A hearing on the merits of the IPR Proceeding was held on January 9, 2014.  On May 22, 2014, the PTAB issued its Final Written Decision in our favor rejecting a challenge to the patentability of our Remote Power Patent.  On July 24, 2014, the petitioners in the IPR Proceeding each filed a Notice of Appeal of the PTAB's decision to the United States Court of Appeals for the Federal Circuit.  On August 5, 2015, the United States Court of Appeals for the Federal Circuit affirmed the decision of the PTAB in our favor rejecting a challenge to the patentability of our Remote Power Patent.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Issuances of Unregistered Securities

There were no such issuances during the three month period ended June 30, 2016.

Stock Repurchases

On August 22, 2011, we announced that our Board of Directors approved a share repurchase program to repurchase up to $2,000,000 of shares of our common stock over the next 12 months ("Share Repurchase Program").  On June 17, 2015, our Board of Directors authorized its fifth increase to our Share Repurchase Program authorizing the repurchase of up to an additional $2.0 million of shares of our common stock over the subsequent 12 month period (for a total of up to $14.0 million since inception of the Share Repurchase Program in August 2011).  On June 9, 2016, our Board of Directors authorized the extension of the Share Repurchase Program to repurchase up to $2,654,000 of shares of our common stock over the subsequent 12 month period.  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in our discretion.  The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors.  The Share Repurchase Program may be increased, suspended or discontinued at any time.  Since inception of the Share Repurchase Program in August 2011 through June 30, 2016, we have repurchased an aggregate of 6,883,104 shares of our common stock at an average per share price of $1.65 or an aggregate cost of $11,345,803 (exclusive of commissions).  During the six month period ended June 30, 2016, we purchased 500 shares of our common stock at $1.95 per share.  During the three month period ended June 30, 2016, we did not purchase any shares of our common stock.

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

NETWORK-1 TECHNOLOGIES, INC.

Date: August 15, 2016	By:	/s/ Corey M. Horowitz
Corey M. Horowitz
Chairman and Chief Executive Officer

Date: August 15, 2016	By:	/s/ David C. Kahn
David C. Kahn
Chief Financial Officer