Form 10-Q
period 2016-09-30
NETWORK 1 TECHNOLOGIES INC
filed 2016-11-14
CIK 1065078

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of the registrant's common stock, $.01 par value per share, outstanding as of November 7, 2016 was 23,329,196.

NETWORK-1 TECHNOLOGIES, INC.

Form 10-Q Index

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS:	September 30, 2016	December 31, 2015

CURRENT ASSETS:
Cash and cash equivalents	$57,759,000	$20,608,000
Marketable securities, available for sale	1,100,000	1,061,000
Royalty receivables	1,414,000	1,537,000
Other current assets	20,000	196,000

Total Current Assets	60,293,000	23,402,000

OTHER ASSETS:
Deferred tax assets	415,000	4,958,000
Patents, net of accumulated amortization	1,246,000	2,002,000
Security deposits	19,000	19,000

Total Other Assets	1,680,000	6,979,000

TOTAL ASSETS	$61,973,000	$30,381,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$462,000	$139,000
Accrued expenses	5,572,000	1,552,000
Income taxes payable	4,080,000	—

TOTAL LIABILITIES	10,114,000	1,691,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value, authorized 10,000,000 shares;
none issued and outstanding at September 30, 2016 and
December 31, 2015	—	—

Common stock, $0.01 par value; authorized 50,000,000 shares;
23,329,196 and 23,211,149 shares issued and outstanding at
September 30, 2016 and December 31, 2015, respectively	233,000	232,000

Additional paid-in capital	61,540,000	61,249,000
Accumulated deficit	(9,918,000)	(32,756,000)
Accumulated other comprehensive income(loss)	4,000	(35,000)

TOTAL STOCKHOLDERS' EQUITY	51,859,000	28,690,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$61,973,000	$30,381,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

REVENUE	$34,326,000	$3,008,000	$59,963,000	$10,382,000

OPERATING EXPENSES:
Costs of revenue	16,943,000	927,000	24,183,000	3,094,000
Professional fees and related costs	633,000	475,000	1,458,000	1,248,000
General and administrative	428,000	440,000	1,256,000	1,891,000
Amortization of patents	49,000	413,000	760,000	1,239,000
Stock-based compensation	189,000	69,000	233,000	243,000
Contingent patent cost	—	—	500,000	—
TOTAL OPERATING EXPENSES	18,242,000	2,324,000	28,390,000	7,715,000

OPERATING INCOME	16,084,000	684,000	31,573,000	2,667,000
OTHER INCOME:
Interest income, net	24,000	11,000	50,000	44,000

INCOME BEFORE INCOME TAXES	16,108,000	695,000	31,623,000	2,711,000

INCOME TAXES:
Current	3,817,000	26,000	4,198,000	66,000
Deferred taxes, net	1,459,000	262,000	4,543,000	928,000
Total income taxes	5,276,000	288,000	8,741,000	994,000

NET INCOME	$10,832,000	$407,000	$22,882,000	$1,717,000

Net Income Per Share
Basic	$0.46	$0.02	$0.98	$0.07
Diluted	$0.43	$0.02	$0.93	$0.07

Weighted average common shares outstanding:
Basic	23,320,514	23,273,946	23,291,408	23,597,143
Diluted	25,198,142	24,654,699	24,700,784	24,590,487

NET INCOME	$10,832,000	$407,000	$22,882,000	$1,717,000

OTHER COMPREHENSIVE INCOME:
Unrealized holding gain (loss) on securities available-for-sale arising during the period	(4,000)	12,000	39,000	—

COMPREHENSIVE INCOME	$10,828,000	$419,000	$22,921,000	$1,717,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$22,882,000	$1,717,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of patents	760,000	1,239,000
Stock-based compensation	233,000	243,000
Deferred tax provision	4,543,000	928,000
Impairment of investments	—	386,000

Changes in operating assets and liabilities:
Royalty receivables	123,000	(451,000)
Other current assets	176,000	126,000
Accounts payable	323,000	(165,000)
Accrued expenses	4,020,000	(1,082,000)
Income taxes payable	4,080,000	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	37,140,000	2,941,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of patents and other assets	(4,000)	(36,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Value of shares delivered to fund withholding taxes on exercise of options	(44,000)	—
Repurchases of common stock, net of commissions	(1,000)	(2,555,000)
Proceeds from exercise of options	60,000	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	15,000	(2,555,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	37,151,000	350,000

CASH AND CASH EQUIVALENTS, beginning of period	20,608,000	17,662,000

CASH AND CASH EQUIVALENTS, end of period	$57,759,000	$18,012,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
Interest	$—	$—
Taxes	—	50,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS:

[1] BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of the management of Network-1 Technologies, Inc. (the "Company"), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 2016, and the results of its operations and comprehensive income for the three and nine month periods ended September 30, 2016 and September 30, 2015 and its cash flows for the nine month periods ended September 30, 2016 and September 30, 2015.  The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP may have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results of operations to be expected for the full year.  The accompanying condensed consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, Mirror Worlds Technologies, LLC.

[2] BUSINESS:

The Company is engaged in the development, licensing and protection of its intellectual property assets.  The Company presently owns twenty-eight (28) patents including (i) the remote power patent (the "Remote Power Patent") covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) the Mirror Worlds patent portfolio (the "Mirror Worlds Patent Portfolio") relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) the Cox patent portfolio (the "Cox Patent Portfolio") relating to enabling technology for identifying media content on the Internet and taking further action to be performed based on such identification; and (iv) patents covering systems and methods for the transmission of audio, video and data over computer and telephony networks in order to achieve high quality of service (QoS) (the "QoS Patents"). As of November 1, 2016, the Company has entered into twenty-five (25) license agreements with respect to its Remote Power Patent.  The Company's current strategy includes continuing to pursue licensing opportunities for its Remote Power Patent and its efforts to monetize its Cox Patent Portfolio and Mirror Worlds Patent Portfolio acquired in 2013 (see Note I[2] hereof).  The Company's acquisition strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as the Company has achieved with respect to its Remote Power Patent and Mirror Worlds Patent Portfolio.  The Company's Remote Power Patent has generated licensing revenue in excess of $100,000,000 from May 2007 through September 30, 2016.  As a result of the Company's acquisition of the Mirror Worlds Patent Portfolio in May 2013, the Company achieved licensing and other revenue of $47,150,000 through September 30, 2016 (See Note K [2] and Note M to our condensed consolidated financial statements included in this quarterly report).  The Company continually reviews opportunities to acquire or license additional intellectual property.  In addition, the Company may enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company's unaudited condensed consolidated financial statements include revenue recognition, the valuation of warrants and stock-based compensation, income tax payable, deferred income taxes, valuation of patents, accrued expenses and valuation of marketable securities.  Actual results could be materially different from those estimates, upon which the carrying values were based.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ASC 740-10, "Accounting for Uncertainty in Income Taxes," defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.  The Company has no uncertain tax positions as of September 30, 2016 and December 31, 2015.

United States federal, state and local income tax returns prior to 2013 are not subject to examination by any applicable tax authorities.

Effective January 1, 2016, the Company has elected to early adopt Accounting Standards Update No. 2015-17, Income Taxes (Topic 740); Balance Sheet Classification of Deferred Taxes (ASU 2015-17) and classify the deferred tax assets as non-current assets on the consolidated balance sheets.  See "Accounting Standards Adopted in the Period" section of this Note B for further details.

Impairment of long-lived assets

Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.  Accordingly, we record impairment losses on long-lived assets used in operations or expected to be disposed of when indicators of impairment exist and the undiscounted cash flows expected to be derived from those assets are less than carrying amounts of these assets.  As of September 30, 2016, there was no impairment to the Company's patents.

Stock-Based Compensation

The Company accounts for its stock-based compensation awards to employees and directors in accordance with FASB ASC Topic 718, Compensation - Stock Compensation ("ASC 718"). ASC 718 requires all stock-based compensation to employees, including grants of employee stock options and restricted stock units, to be recognized in the unaudited condensed consolidated statements of operations and comprehensive income based on their grant date fair values. Compensation expense related to awards to employees is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Share-based compensation issued to non-employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC Topic 505,  Equity, and are expensed using an accelerated attribution model. The Company uses the Black-Scholes option pricing model to determine the grant date fair value of options granted. The fair value of restricted stock units is determined based on the number of shares granted and either the quoted market price of the Company's common stock on the date of grant for time-based and performance-based awards, or the fair value on the date of grant using the Monte Carlo Simulation model for market-based awards (see Note D for further discussion of the Company's stock – based compensation).

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings Per Share

The Company reports earnings per share in accordance with U.S. GAAP, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts, such as warrants and options to purchase common stock were exercised and shares were issued pursuant to outstanding restricted stock units.  Common stock equivalents having an anti-dilutive effect on earnings per share are excluded from the calculation of diluted earnings per share.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230, Statement of Cash Flows. This ASU provides guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company's condensed consolidated financial statements.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE C - PATENTS

The Company's intangible assets at September 30, 2016 include patents with estimated remaining economic useful lives ranging from 3.75 to 5 years.  For all periods presented, all of the Company's patents were subject to amortization.  The gross carrying amounts and accumulated amortization related to acquired intangible assets as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015

Gross carrying amount – patents	$6,389,000	$6,385,000
Accumulated amortization – patents	(5,143,000)	(4,383,000)
Patents, net	$1,246,000	$2,002,000

Amortization expense for the three months ended September 30, 2016 and September 30, 2015 was $49,000 and $413,000, respectively.  Amortization expense for the nine months ended September 30, 2016 and September 30, 2015 was $760,000 and $1,239,000.  Future amortization of current intangible assets is as follows:

Twelve Months Ended September 30,

2017	$196,000
2018	$196,000
2019	$193,000
2020	$189,000
2021 and thereafter	$472,000
Total	$1,246,000

The Company's Remote Power Patent expires in March 2020. The expiration dates of the patents within the Company's Mirror Worlds Patent Portfolio range from August 2017 to February 2020 (six of the patents in the Mirror Worlds Patent Portfolio have expired as of September 30, 2016 including the Company's '227 Patent which was the subject of litigation - see Note K[2] hereof). The expiration dates of the patents within the Cox Patent Portfolio range from September 2021 to November 2023 and the expiration date of the QoS Patents is June 2019.

NOTE D – STOCK-BASED COMPENSATION

Restricted Stock Units

During the three month period ended September 30, 2016, the Company granted, under the Company's 2013 Stock Incentive Plan, 750,000 restricted stock units (RSUs) to its Chairman and Chief Executive Officer in accordance with his new employment agreement (see Note J[1]).  The 750,000 RSUs vest in three tranches, as follows: (i) 250,000 RSUs vest on July 14, 2018, subject to the Chairman and Chief Executive Officer's continued employment by the Company through the vesting date (the "Employment Condition"); (ii) 250,000 RSUs vest at any time beginning July 14, 2018 through July 14, 2021 in equal annual installments for the remaining term of employment, subject to (1) the Employment Condition being satisfied through each such annual vesting date and (2) the Company's common stock achieving a closing price (for 20 consecutive trading days) of a minimum of $3.25 per share (subject to adjustment for stock splits) at any time during the term of employment; and (iii) 250,000 RSUs shall vest at any time beginning July 14, 2018 through July 14, 2021 in equal annual installments for the remaining term of employment subject to (1) the Employment Condition being satisfied through each such annual vesting date and (2) the Company's common stock achieving a closing price (for 20 consecutive trading days) of a minimum of $4.25 per share (subject to adjustment for stock splits) at any time during the term of employment.  Notwithstanding the aforementioned, in the event of a Change of Control (as defined), a Termination Other Than for Cause (as defined), or a termination of employment by Mr. Horowitz for Good Reason (as defined), all of the 750,000 RSUs issued to the Company's Chairman and Chief Executive Officer shall accelerate and become immediately fully vested.

During the nine month period ended September 30, 2016, the Company granted 15,000 RSUs to each of its three non-management directors.  Such RSUs issued to the non-management directors vested 7,500 RSUs on June 9, 2016 (the date of grant), 3,750 RSUs on September 9, 2016 and will vest 3,750 RSUs on December 9, 2016 (subject to continued service as a member of the Board of Directors).  During the nine month period ended September 30, 2016, the Company granted 50,000 RSUs to each of its Chief Financial Officer and Executive Vice President, and 40,000 RSUs to a consultant to the Company.  Each of such RSUs vest 50% on the one year anniversary of grant (June 9, 2017) and 50% on the two year anniversary of grant (June 9, 2018).  All of the Company's issued RSUs have dividend equivalent rights.

A summary of RSU activity for the nine months ended September 30, 2016 is as follows (each RSU represents the right to receive one share of the Company's common stock):

	Number of Shares	Weighted-Average Grant Date Fair Value

Balance of restricted stock units outstanding at December 31, 2015	—	—
Issuance of restricted stock units	935,000	$2.30
Vested restricted stock units	(33,750)	$(2.47)
Balance of unvested restricted stock units at September 30, 2016	901,250	$2.14

Restricted stock unit compensation expense was $189,000 and $221,000 for the three and nine months ended September 30, 2016, respectively.  There was no restricted stock unit compensation expense for the three and nine month period ended September 30, 2015.

NOTE D – STOCK-BASED COMPENSATION (continued)

The Company has an aggregate of $1,932,000 of unrecognized RSU compensation expense as of September 30, 2016 to be expensed over a weighted average period of 2.8 years.

Stock Options

During the nine month period ended September 30, 2016, the Company's Chief Financial Officer and Executive Vice President exercised stock options to purchase 100,000 shares of the Company's common stock, at an exercise price of $1.59 per share, and 240,000 shares of common stock, at an exercise price of $1.60 per share, respectively.  The options were exercised on a partial cashless (net exercise) basis by delivery to the Company of an aggregate of 249,820 shares of the Company's common stock (Chief Financial Officer – 50,857 shares and Executive Vice President - 198,963 shares) and $60,000.  In addition, an aggregate of 22,655 shares (Chief Financial Officer – 5,563 shares and Executive Vice President – 17,092 shares) were delivered to fund payroll withholding taxes on exercise, resulting in net shares of 43,580 and 23,945 issued to the Chief Financial Officer and Executive Vice President, respectively, with respect to such option exercises.  During the nine month period ended September 30, 2016, a consultant to the Company exercised a stock option to purchase 90,000 shares of the Company's common stock, at an exercise price of $1.60 per share.  Such option was exercised on a cashless (net exercise) basis by delivery to the Company of 72,727 shares of common stock resulting in 17,273 net shares issued to the consultant with respect to such option exercise.

During the nine month period ended September 30, 2015, the Company granted 5-year stock options as an annual grant to each of its three non-management directors to purchase 35,000 shares of its common stock at an exercise price of $2.34 per share.  Such options vest over a one-year period in four equal quarterly amounts which began on April 22, 2015, subject to continued service on the Board.

During the nine month period ended September 30, 2015, the Company's Executive Vice President exercised a stock option to purchase 150,000 shares of the Company's common stock at an exercise price of $0.90 per share.  The option was exercised on a cashless (net exercise) basis by delivery to the Company of 60,000 shares of common stock resulting in 90,000 net shares issued to the Company's Executive Vice President with respect to such option exercise.  In addition, during the nine month period ended September 30, 2015, a consultant to the Company exercised a stock option to purchase 50,000 shares of the Company's common stock at an exercise price of $0.90 per share.  The option was exercised on a cashless (net exercise) basis by delivery to the Company of 19,651 shares of common stock resulting in 30,349 net shares issued to the consultant with respect to such option exercise.

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model.  On the date of grant, the following weighted average assumptions were utilized for options granted during the nine months ended September 30, 2015 (no stock options were granted during the nine month period ended September 30, 2016):

Nine Months Ended September 30, 2015
Risk-free interest rates Expected option life in years Expected stock price volatility Expected dividend yield	1.39% 5 years 30.24% -0-

NOTE D – STOCK-BASED COMPENSATION (continued)

The following table presents information relating to all stock options outstanding and exercisable at September 30, 2016:

Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Options	Exercise	Life in	Options	Exercise
Price	Outstanding	Price	Years	Exercisable	Price

$0.83 - $2.34	2,410,000	$1.29	2.90	2,410,000	$1.29

The Company recorded stock-based compensation related to stock option grants of $0 and $69,000 for the three months ended September 30, 2016 and September 30, 2015, respectively.

The Company recorded stock based compensation related to stock option grants of $12,000 and $243,000 for the nine months ended September 30, 2016 and September 30, 2015, respectively.  The Company had no unrecognized stock-based compensation cost as of September 30, 2016.  The aggregate intrinsic value of options exercisable at September 30, 2016 was $3,482,000.

Warrants

As of September 30, 2016, the following are the outstanding warrants to purchase shares of the Company's common stock:

	Number of	Exercise
	Warrants	Price	Expiration Date

	250,000	$2.10	May 21, 2018
	250,000	$1.40	May 21, 2018
	125,000	$2.10	July 26, 2018
	125,000	$1.40	July 26, 2018
Total	750,000

All of the aforementioned warrants were issued to Recognition Interface, LLC in connection with the Company's acquisition of the Mirror Worlds Patent Portfolio (see Note I[2]).

NOTE E – INCOME TAXES

Significant components of the income taxes were as follows for the nine and three months ended:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Current
State	$173,000	$22,000	$89,000	$12,000
Federal	4,025,000	44,000	3,728,000	14,000
Total Current Tax Expense	4,198,000	66,000	3,817,000	26,000

Deferred
State	154,000	16,000	30,000	16,000
Federal	4,389,000	912,000	1,429,000	246,000
Total Deferred Tax Expense	4,543,000	928,000	1,459,000	262,000
Total income taxes	$8,741,000	$994,000	$5,276,000	$288,000

Significant components of deferred tax assets as of September 30, 2016 and December 31, 2015 consist of the following:

	September 30,	December 31,
	2016	2015

Deferred tax assets:
Net operating carryforwards	—	$6,819,000
Options, warrants and RSUs	415,000	419,000
	$415,000	$7,238,000

Valuation allowance	—	(2,280,000)
Net deferred tax assets	$415,000	$4,958,000

The personal holding company ("PHC") rules under the Internal Revenue Code impose a 20% tax on a PHC's undistributed personal holding company income ("PHC Income"), which means, in general, taxable income subject to certain adjustments.  For a corporation to be classified as a PHC, it must satisfy two tests: (i) that more than 50% in value of its outstanding shares must be owned directly or indirectly by 5 or fewer individuals at anytime during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the "Ownership Test") and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the "Income Test").  In the second half of 2016 to date (as well as

NOTE E – INCOME TAXES (continued)

prior years), the Company did not meet the Ownership Test.  Due to the significant number of shares held by the Company's largest shareholders, the Company continually assesses its share ownership to determine whether it meets the Ownership Test.  If the Ownership Test were met and the income generated by the Company were determined to constitute "royalties" within the meaning of the Income Test, the Company would constitute a PHC and the Company would be subject to a 20% tax on the amount of any PHC Income (which cannot be offset by NOLs) that it does not distribute to its shareholders.

NOTE F – EARNINGS PER SHARE

Basic Earnings per share is calculated by dividing the net income (loss) by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and restricted stock units. Potential shares of 4,061,250 and 3,605,000 at September 30, 2016 and September 30, 2015, respectively, consisted of options, warrants and restricted stock units.  Computations of basic and diluted weighted average common shares outstanding are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015

Weighted-average common shares outstanding – basic	23,291,408	23,597,143	23,320,514	23,273,946
Dilutive effect of options, warrants and restricted stock units	1,409,376	993,344	1,877,628	1,380,753
Weighted-average common shares outstanding – diluted	24,700,784	24,590,487	25,198,142	24,654,699
Options, warrants and restricted stock units excluded from the computation of diluted income (loss) per share because the effect of inclusion would have been anti-dilutive	141,304	105,000	423,913	105,000

NOTE G – CASH AND CASH EQUIVALENTS

The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC").  At September 30, 2016, the Company maintained a cash balance of $57,109,000 in excess of FDIC limits.

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Cash and cash equivalents as of September 30, 2016 and December 31, 2015 are composed of:

	September 30, 2016	December 31, 2015

Cash	$17,583,000	$6,283,000
Money market fund	40,176,000	14,325,000
Total	$57,759,000	$20,608,000

NOTE H - MARKETABLE SECURITIES

Marketable securities are classified as available-for-sale and are recorded at fair market value.  Unrealized gains and losses are reported as other comprehensive income or loss.  Realized gains and losses are reclassified from other comprehensive income or loss to net income or loss in the period they are realized.  At September 30, 2016 and December 31, 2015, the Company's marketable securities consisted of two corporate bonds (aggregate face value $1,000,000) with a 3.9% and 4.5% coupon and term of greater than three months when purchased.  The Company's marketable securities mature in 2021 and it is not the intention of the Company to hold such securities until maturity.

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

Dovel & Luner, LLP provided legal services to the Company with respect to its patent litigation commenced in May 2013 against Apple Inc., Microsoft, Inc. and other major vendors of document system software and computer systems in the United States District Court of Texas, Tyler Division, for infringement of U.S. Patent No. 6,006,227 (part of the Mirror Worlds Patent Portfolio - see Note K[2] hereof).  The terms of the Company's agreement with Dovel & Luner LLP provided for legal fees on a contingency basis ranging from 25% to 40% of the net recovery (after deduction of expenses) depending upon the stage of proceeding in which a result (settlement or judgment) is achieved, subject to certain agreed upon contingency fee caps depending upon the amount of the net recovery.  The Company paid a certain portion of the expenses incurred with respect to the litigation.  For the three and nine month periods ended September 30, 2016, the Company incurred contingent aggregate legal fees and expenses with respect to the litigation of $10,649,000 to Dovel & Luner, LLP.

NOTE I – COMMITMENTS AND CONTINGENCIES (continued)

Dovel & Luner, LLP provides legal services to the Company with respect to its patent litigation filed in September 2011 against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler (see Note K[3]).  The terms of the Company's agreement with Dovel & Luner LLP essentially provide for legal fees on a full contingency basis ranging from 12.5% to 35% (with certain exceptions) of the net recovery (after deduction for expenses) depending on the stage of the preceding in which a result (settlement or judgment) is achieved.  For the three month period ended September 30, 2016 and September 30, 2015, the Company incurred aggregate contingent legal fees with respect to the litigation of $2,348,000 and $442,000, respectively, to Dovel & Luner, LLP.  For the nine month period ended September 30, 2016 and September 30, 2015, the Company incurred aggregate contingent legal fees with respect to the litigation of $2,706,000 and $665,000.  The Company is responsible for a certain portion of the expenses incurred with respect to the litigation.

Dovel & Luner, LLP provided legal services to the Company with respect to the litigation settled in July 2010 against Cisco and several other major data networking equipment manufacturers (see Note K[4]).  The terms of the Company's agreement with Dovel & Luner, LLP with respect to this litigation provided for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of 24% (based on the settlement being achieved at the trial stage).  As a result of the royalty payments payable quarterly by Cisco in accordance with the Company's settlement and license agreement with Cisco, the Company has an obligation to pay Dovel & Luner, LLP (including local counsel) 24% of such royalties received.  During the three months ended September 30, 2016 and September 30, 2015, the Company incurred aggregate legal fees to Dovel & Luner LLP, of $264,000 and $322,000, respectively, with respect to the litigation.  During the nine months ended September 30, 2016 and September 30, 2015, the Company incurred aggregate legal fees to Dovel & Luner, LLP of $1,824,000 and $1,868,000 respectively, with respect to the litigation.

[2] Patent Acquisitions:

On February 28, 2013, the Company completed the acquisition of four patents (as well as a pending patent application) from Dr. Ingemar Cox (these patents together with subsequent related patent issuances comprise the Cox Patent Portfolio), a technology leader in digital watermarking content identification, digital rights management and related technologies, for a purchase price of $1,000,000 in cash and 403,226 shares of the Company's common stock.  In addition, the Company is obligated to pay Dr. Cox 12.5% of the net proceeds (after deduction of expenses) generated by the Company from licensing, sale or enforcement of the patents.  Since the acquisition of the patent portfolio from Dr. Cox, the Company has been issued eight additional related patents (five patent applications are pending) by the U.S. Patent and Trademark Office ("USPTO").  Professional fees and filing fees of $169,000 were capitalized as patent cost.

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

NOTE I – COMMITMENTS AND CONTINGENCIES (continued)

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

As part of the acquisition of the Mirror Worlds Patent Portfolio, the Company also entered into an agreement with Recognition Interface, LLC ("Recognition"), an entity that financed the commercialization of the patent portfolio prior to its sale to Mirror Worlds, LLC and also retained an interest in the licensing proceeds of the patent portfolio held by Mirror Worlds, LLC.  Pursuant to the terms of the Company's agreement with Recognition, Recognition received (i) 5-year warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $1.40 per share, and (ii) 5-year warrants to purchase 250,000 shares of common stock at an exercise price of $2.10 per share. Recognition also received from the Company an interest in the net proceeds realized from the monetization of the Mirror Worlds Patent Portfolio, as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; and (iii) 20% of any portion of the net proceeds in excess of $250 million.  For the three and nine month periods ended September 30, 2016, the Company paid Recognition $1,427,000 and $2,909,000, respectively, with respect to such net proceeds interest related to the Mirror Worlds Patent Portfolio (see Note K[2] and Note M).  In addition, Abacus and Associates, Inc. ("Abacus"), an entity affiliated with Recognition, received a 60-day warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $2.05 per share.  In accordance with the Company's agreement with Recognition, as a result of the exercise of the 60-day warrant by Abacus in July 2013, additional 5-year warrants to purchase an aggregate of 250,000 shares of the Company's common stock were issued to Recognition (125,000 shares at an exercise price of $2.10 per share and 125,000 shares at an exercise price of $1.40 per share).  As part of the acquisition of the Mirror Worlds Patent Portfolio, professional fees and filing fees of $409,000 were capitalized as patent cost.

[3] Amended Patent Purchase Agreement:

In January 2005, the Company and Merlot Communications, Inc., the successor of which is BAXL Technologies, Inc. (the "Seller"), amended the Patent Purchase Agreement originally entered into in November 2003 (the "Amendment") pursuant to which the Company paid an additional purchase price of $500,000 to Seller for the restructuring of future contingent payments to Seller from the licensing or sale of the patents (including the Remote Power Patent and the QoS Patents).  The Amendment provided for future contingent payments by the Company to Seller of $1.0 million upon achievement of $25 million of Net Royalties (as defined) which payment was made in 2012, an additional $1.0 million contingent payment upon achievement of $50 million of Net Royalties (the "Second Contingent Payment") and an additional $500,000 contingent payment upon achievement of $62.5 million of Net Royalties from the licensing or sale of the patents acquired from Seller.  On March 11, 2015, the Company entered into an agreement with a secured creditor of the Seller, who had all rights with respect to the Second Contingent Payment, pursuant to which the Company paid the secured creditor $900,000 in full satisfaction of the Second Contingent Payment of $1.0 million.  During the second quarter of 2016, the Company accrued the above final contingent payment of $500,000 which payment has been made.

NOTE I – COMMITMENTS AND CONTINGENCIES (continued)

[4] Services Agreement:

Pursuant to a master services agreement, dated November 30, 2004 (the "Services Agreement"), between the Company and ThinkFire Services USA, Ltd. ("ThinkFire"), the Company was obligated to pay ThinkFire fees from royalty payments received from certain licensees of the Remote Power Patent over the term of the licenses in consideration for services performed on behalf of the Company.  On February 10, 2015, the Company entered into an agreement with ThinkFire pursuant to which the Services Agreement was terminated with no further obligations in consideration of the Company's payment of $285,000 to ThinkFire ($261,000 of such payment has been included as general and administrative expenses for the nine months ended September 30, 2015).

[5] Lease Agreements:

The Company leases its principal office space in New York City at a monthly base rent of approximately $3,700 which lease expires on May 31, 2017.

The Company entered into a lease agreement in July 2011 to rent office space in New Canaan, Connecticut.  In August 2015, the Company entered into an agreement to extend the lease for a four year period (expiring September 30, 2019) at a base rent of $7,000 per month for the first year  (increasing $100 per month each year), which is subject to annual adjustments to reflect increases in real estate taxes and operating expenses.

Mirror Worlds Technologies, LLC, the Company's wholly-owned subsidiary, entered into a one year lease, at a base rent of $620 per month, to rent office space in Tyler, Texas (expiring April 30, 2017).

NOTE J - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

[1]   On July 14, 2016, the Company entered into a new employment agreement ("Agreement") with its Chairman and Chief Executive Officer pursuant to which he continues to serve the Company in such positions for a five year term, at an annual base salary of $475,000 which shall be increased by 3% per annum during the term of the Agreement.  The Agreement established an annual target bonus of $175,000 for the Chairman and Chief Executive Officer based upon performance.  In addition, the Company granted to the Chairman and Chief Executive Officer, under its 2013 Stock Incentive Plan, 750,000 performance based restricted stock units (the "RSUs") which vest in three tranches, as follows: (i) 250,000 RSUs shall vest on July 14, 2018, subject to Mr. Horowitz's continued employment by the Company through the vesting date (the "Employment Condition"); (ii) 250,000 RSUs shall vest at any time beginning July 14, 2018 through July 14, 2021 in equal annual installments for the remaining term of employment, subject to (1) the Employment Condition being satisfied through each such annual vesting date and (2) the Company's common stock achieving a closing price (for 20 consecutive trading days) of a minimum of $3.25 per share (subject to adjustment for stock splits) at any time during the term of employment; and (iii) 250,000 RSUs vest at any time beginning July 14, 2018 through July 14, 2021 in equal annual installments for the remaining term of employment subject to (1) the Employment Condition being satisfied through each such annual vesting date and (2) the Company's common stock achieving a closing price (for 20 consecutive trading days) of a minimum of $4.25 per share (subject to adjustment for stock splits) at any time during the term of employment. Notwithstanding the aforementioned, in the event of a Change of Control (as defined), a Termination Other Than for Cause (as defined), or a termination of employment by

NOTE J - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS (continued)

the Chairman and Chief Executive Officer for Good Reason (as defined), all of the 750,000 RSUs shall accelerate and become immediately fully vested.  All of the aforementioned RSUs issued to the Company's Chairman and Chief Executive Officer have dividend equivalent rights.

Under the terms of the Agreement, so long as the Chairman and Chief Executive Officer continues to serve as an executive officer of the Company, whether pursuant to the Agreement or otherwise, the Chairman and Chief Executive Officer shall also receive incentive compensation in an amount equal to 5% of the Company's gross royalties or other payments from Licensing Activities (as defined) (without deduction of legal fees or any other expenses) with respect to its Remote Power Patent and a 10% net interest (gross royalties and other payments after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company's royalties and other payments relating to Licensing Activities with respect to patents other than the Remote Power Patent (including the Mirror Worlds Patent Portfolio and the Cox Patent Portfolio) (collectively, the "Incentive Compensation").  During the three months ended September 30, 2016 and September 30, 2015, the Chairman and Chief Executive Officer earned Incentive Compensation of $2,029,000 and $150,000, respectively.  During the nine months ended September 30, 2016 and September 30, 2015, the Chairman and Chief Executive Officer earned Incentive Compensation of $3,996,000 and $519,000, respectively, which amounts are included in accrued expenses.  As of September 30, 2016 and December 31, 2015, $2,176,000 and $446,000 of such compensation were included in accrued expenses, respectively.  The Incentive Compensation shall continue to be paid to the Chairman and Chief Executive Officer for the life of each of the Company's patents with respect to licenses entered into with third parties during the term of his employment or at anytime thereafter, whether he is employed by the Company or not; provided, that, the Chairman and Chief Executive Officer's employment has not been terminated by the Company "For Cause" (as defined) or terminated by him without "Good Reason" (as defined).  In the event of a merger or sale of substantially all of the assets of the Company, the Company has the option to extinguish the right of the Chairman and Chief Executive Officer to receive future Incentive Compensation by payment to him of a lump sum payment, in an amount equal to the fair market value of such future interest as determined by an independent third party expert if the parties do not reach agreement as to such value.  In the event that the Chairman and Chief Executive Officer's employment is terminated by the Company "Other Than For Cause" (as defined) or by him for "Good Reason" (as defined), the Chairman and Chief Executive Officer shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) a pro-rated portion of the $175,000 target bonus provided bonus criteria have been satisfied on a pro-rated basis through the calendar quarter in which the termination occurs and (iii) accelerated vesting of all unvested options, warrants and RSUs.

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

[2]   On April 9, 2014, the Company's Chief Financial Officer entered into an offer letter with the Company pursuant to which he continues to serve, on an at-will basis, at an annual base salary of $157,500 and is eligible to receive incentive or bonus compensation on an annual basis in the discretion of the Company's Compensation Committee.  The Chief Financial Officer

NOTE J - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS (continued)

received an annual bonus of $30,000 for the year ended December 31, 2015 and December 31, 2014.  In connection with the offer letter, the Chief Financial Officer was issued, under the Company's 2013 Stock Incentive Plan, a 5-year stock option to purchase 50,000 shares of the common stock, at an exercise price of $1.65 per share, which option vested in two equal amounts (25,000 shares each) on each of December 31, 2014 and December 31, 2015.  In addition, in the event the Chief Financial Officer's employment is terminated without "Good Cause" (as defined), he shall receive (i) (a) 6 months base salary or (b) 12 months base salary in the event of a termination without "Good Cause" within 6 months following a "Change of Control" of the Company (as defined) and (ii) accelerated vesting of all remaining unvested shares underlying his options or any other awards he may receive in the future.

In June 2016, the Board of Directors of the Company approved an increase in the annual base salary for its Chief Financial Officer to $175,000 per annum.

NOTE K - LEGAL PROCEEDINGS

[1]   On April 4, 2014 and December 3, 2014, the Company initiated litigation against Google Inc. and YouTube, LLC in the United States District Court for the Southern District of New York for infringement of several of its patents within the Cox Patent Portfolio acquired from Dr. Ingemar Cox which relate to the identification of media content on the Internet.  The lawsuits allege that Google and YouTube have infringed and continue to infringe certain of the Company's patents by making, using, selling and offering to sell unlicensed systems and related products and services, which include YouTube's Content ID system.

In December 2014, Google Inc. filed four petitions to institute Inter Partes Review (the "IPRs") at the United States Patent and Trademark Office ("USPTO") pertaining to patents within the Company's Cox Patent Portfolio.  Google in each of the four IPRs sought to invalidate certain claims of the patents at issue within the Cox Patent Portfolio which have been asserted in our litigations against Google and YouTube in the United States District Court for the Southern District of New York as described above.  On June 23, 2015, the Patent Trial and Appeal Board ("PTAB") of the USPTO issued an order instituting for oral hearing each of the four IPR petitions.  The consolidated oral hearing at the PTAB was held on March 9, 2016.  On June 21, 2016, the PTAB issued its Final Written Decisions in the four pending IPRs finding eighty-six (86) claims "not unpatentable" (valid) and, in total, one hundred and nineteen (119) out of one hundred and twenty-nine (129) or 92% of the challenged claims of the patents have survived Google's challenges in the IPRs.  None of the claims of the patents being asserted in the pending litigations against Google and YouTube were found invalid.  On August 18, 2016, Google filed Notices of Appeal to appeal the Final Written Decisions on the IPRs to the United States Court of Appeals for the Federal Circuit.

On April 13, 2015, Google filed a Petition for Covered Business Method Review (CBM) at the PTAB seeking to invalidate claims pertaining to the Company's U.S. Patent No. 8,904,464, the patent asserted in the Company's litigation against Google and YouTube filed on December 3, 2014 as referenced above.  On October 19, 2015, the PTAB issued an order instituting the Covered Business Method Review on certain grounds. The oral hearing took place on May 11, 2016.  On October 18, 2016, the PTAB issued its Final Written Decision in favor of the Company with respect to the CBM and ruled that Google had failed to show that any of the thirty-four (34) claims of the Company's patent at issue were unpatentable.

NOTE K - LEGAL PROCEEDINGS (continued)

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

On November 6, 2015, the Company entered into a settlement agreement with Microsoft pursuant to which Microsoft (including its customers) received a non-exclusive fully paid license for the Mirror Worlds Patent Portfolio for their remaining life in consideration of a lump sum payment to the Company of $4,650,000.  In addition, as customers of Microsoft, the pending litigation was also dismissed against Hewlett-Packard Corporation, Lenovo Group Ltd., Lenovo (United States), Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics of America, Inc. and Samsung Telecommunications America L.L.C.

On July 8, 2016, Mirror Worlds Technologies, LLC, the Company's wholly-owned subsidiary, entered into a settlement agreement with Apple Inc. ("Apple") in connection with litigation in the United States District Court for the Eastern District of Texas, for infringement of the Company's '227 Patent.  Under the terms of the settlement agreement, Apple received a fully paid-up non-exclusive license to the '227 Patent for its full term (which expired in June 2016), along with certain rights to other patents in the Company's portfolio.  The Company received $25,000,000 from Apple in consideration for the settlement and fully paid-up license.

[3]  In September 2011, the Company initiated patent litigation against sixteen (16) data networking equipment manufacturers (and affiliated entities) in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of its Remote Power Patent.  As of September 30, 2016, the Company had entered into settlements eleven (11) of the defendants, who each entered into non-exclusive license agreements with the Company for its Remote Power Patent.  During the three months ended September 30, 2016, the Company entered into settlements with Dell, Inc. ($6,000,000), Alcatel and ALE, USA ($4,200,000) aggregating $10,200,000 of which $2,300,000 is contingent upon a Court ruling with respect to a pending motion finding any asserted claim of the Company's Remote Power Patent is valid.  As a result of the aforementioned settlements, as of September 30, 2016 there were five remaining defendants.  The litigation is currently scheduled for trial in March 2017.

[4]   In July 2010, the Company settled its patent litigation pending in the United States District Court for the Eastern District of Texas, Tyler Division, against Adtran, Inc, Cisco Systems, Inc. and Cisco-Linksys, LLC, (collectively, "Cisco"), Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., and 3Com Corporation, Inc.  As part of the settlement, Adtran, Cisco, Enterasys, Extreme Networks and Foundry Networks each entered into a settlement agreement with the Company and entered into non-exclusive licenses for the Company's Remote Power Patent (the "Licensed Defendants").  Under the terms of the licenses, the Licensed Defendants paid the Company upon settlement approximately $32,000,000 and also agreed to license the Remote Power Patent for its full term, which expires in March 2020.  In accordance with the Settlement and License Agreement, dated May 25, 2011, Cisco is obliged to pay the Company royalties (which began in the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments per year of $8,000,000 through 2015 and $9,000,000 per year thereafter for the remaining term of the patent.  The royalty payments are subject to certain

NOTE K - LEGAL PROCEEDINGS  (continued)

conditions including the continued validity of the Company's Remote Power Patent, and the actual royalty amounts received may be less than the caps stated above.  Under the terms of the Agreement, if the Company grants other licenses with lower royalty rates to third parties (as defined in the Agreement), Cisco shall be entitled to the benefit of the lower royalty rates provided it agrees to the material terms of such other license.  Under the terms of the Agreement, the Company has certain obligations to Cisco and if it materially breaches such terms, Cisco will be entitled to stop paying royalties to the Company.  This would have a material adverse effect on the Company's business, financial condition and results of operations.

NOTE L – STOCK REPURCHASE

On August 22, 2011, the Company announced that its Board of Directors approved a share repurchase program to repurchase up to $2,000,000 of shares of its common stock over the next 12 months ("Share Repurchase Program").  On June 9, 2016, the Board of Directors authorized an extension of the Share Repurchase Program to repurchase up to $2,654,000 of common stock over the subsequent 12 month period (for a total of up to $14,000,000 since inception of the program in August 2011).  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the Company's discretion.  The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors.  The Share Repurchase Program may be increased, suspended or discontinued at any time.

Since inception of the Share Repurchase Program through September 30, 2016, the Company has repurchased an aggregate of 6,883,104 shares of its common stock at an average price per share of $1.65 or an aggregate cost of $11,346,000 (exclusive of commissions).  All such repurchased shares have been cancelled.  During the nine months ended September 30, 2016, the Company repurchased 500 shares of its common stock at $1.95 per share.  The Company did not repurchase any shares of its common stock during the three month period ended September 30, 2016.

NOTE M – REVENUE FROM PROFESSIONAL LIABILITY SETTLEMENT

On April 22, 2016, Mirror Worlds Technologies, LLC ("MWT"), the Company's wholly-owned subsidiary, entered into an agreement pursuant to which it received $17,500,000 in connection with the settlement of a professional liability claim relating to services rendered in 2008-2010.  The Company, through MWT, acquired the claim in May 2013 as part of its acquisition of the Mirror Worlds Patent Portfolio.

NOTE N – CONCENTRATIONS

Revenue from three licensees constituted approximately 96% and 90% of the Company's revenue for the three and nine month periods ended September 30, 2016 (exclusive of non-licensing revenue from our professional liability settlement – see Note M above).  At September 30, 2016 and December 31, 2015, royalty receivables from two licensees (including one of the licensees referenced in the prior sentence) constituted approximately 82% and 81% of the Company's royalty receivables, respectively.

NOTE O – OTHER INVESTMENTS

During 2013 and 2014 the Company made investments in Lifestreams Technologies Corporation aggregating $576,000 (the original investment was part of the Company's acquisition of the Mirror Worlds Patent Portfolio – see Note I[2] hereof).  Since the Company owned less than 20% of the outstanding equity of Lifestreams and did not have significant influence or control, the Company's investment in Lifestreams was recorded at cost.  A portion of the Company's investment in Lifestreams consisted of secured promissory notes (the "Notes").  The Notes all matured on March 31, 2015. At September 30, 2015, Lifestreams remained in default of the Notes and had not completed any additional material financing. As a result, the Company had an impairment of $386,000 with respect to the investment which had a carrying value at September 30, 2015 of $190,000 compared with a carrying value at December 31, 2014 of $576,000.  The carrying value of $190,000 at September 30, 2015 reflected management's estimate at September 30, 2015 of the fair value of the investment (see Note B hereof).  The impairment of $386,000 was included in general and administrative expenses in the Company's Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015.  At December 31, 2015, the balance of the carrying value of $190,000 at September 30, 2015 was written-off.

NOTE P – SUBSEQUENT EVENTS

[1]   On October 3, 2016, the Company entered into a settlement agreement with Polycom, Inc. ("Polycom") with respect to litigation pending in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of Network-1's Remote Power Patent (See Note K[3] hereof).  Under the terms of the settlement, Polycom licensed on a non-exclusive basis the Remote Power Patent for its full term (expiring in March 2020), and is obligated to pay a license initiation fee of $5,000,000 for past sales of its Power over Ethernet ("PoE") products and shall also pay ongoing royalties based on its sales of PoE products.  $2,000,000 of the license initiation fee has been paid and the balance will be paid in three annual installments of $1,000,000 beginning in October, 2017. Payments due in October 2018 and October 2019 need not be paid by Polycom if all asserted claims of the Company's Remote Power Patent have been found invalid.

[2]   On November 2, 2016, the Court issued its ruling on the Markman hearing (claim construction) and defendants' motion for Summary Judgment regarding improper claim broadening in the Company's pending patent infringement litigation against Hewlett Packard Company, Avaya Inc., Juniper Networks, Inc. and Axis Communications Inc. involving its Remote Power Patent (see Note K[3] hereof and "Legal Proceedings" at pages 37-38 of the quarterly report).  The Court found that all of the original asserted claims of the Remote Power Patent survived the challenge and only one claim (Claim 13 obtained during a Reexamination of the Remote Power Patent at the USPTO in 2014) was invalid due to improper claim broadening.

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

We have been actively engaged in the licensing of our Remote Power Patent (U.S. Patent No. 6,218,930).  As of November 1, 2016, we have entered into twenty-five (25) license agreements with respect to our Remote Power Patent which, among others, include license agreements with Cisco Systems, Inc., Extreme Networks, Inc., Netgear, Inc., Microsemi Corporation, Motorola Solutions, Inc., NEC Corporation, Samsung Electronics Co., Ltd., Dell, Inc., Huawei Technologies Co., Ltd and ShoreTel, Inc. and several other major data networking equipment manufacturers.  Our current strategy includes continuing our licensing efforts with respect to our Remote Power Patent and our efforts to monetize our Cox Patent Portfolio and our Mirror Worlds Patent Portfolio which we acquired in 2013.  In addition, we continue to seek to acquire additional intellectual property assets to develop, commercialize, license or otherwise monetize such intellectual property.  Our strategy includes working with inventors and patent owners to assist in the development and monetization of their patented technologies.  We may also enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.  Our acquisition strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as we have achieved with respect to our Remote Power Patent and Mirror Worlds Patent Portfolio.  Our Remote Power Patent generated licensing revenue in excess of $100,000,000 from May 2007 through September 30, 2016.  As a result of our acquisition of the Mirror Worlds Patent Portfolio in May 2013, we achieved licensing and other revenue of $47,150,000 through September 30, 2016 (see Note K[2] and Note M to our financial statements in this quarterly report).

The validity of our Remote Power Patent and certain patents within our Cox Patent Portfolio are currently being challenged in pending patent infringement litigation (see "Legal Proceedings" on pages 35-36 of this quarterly report and below).  If certain claims of our Remote Power Patent are ultimately determined to be invalid, such a determination would have a material adverse effect on our business, financial condition and results of operations as our current revenue stream is largely dependent upon the continued validity of certain claims of our Remote Power Patent.  If certain of the patents within our Cox Patent Portfolio are ultimately determined to be invalid, such a determination could have a material adverse effect on our ability to increase our revenue and profits in the future.

On May 22, 2013, through our wholly-owned subsidiary, Mirror Worlds Technologies, LLC, we initiated patent litigation against Apple Inc., Microsoft, Inc., Hewlett-Packard Company, Lenovo Group Ltd., Lenovo (United States), Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics America, Inc. and Samsung Telecommunications America L.L.C., in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of U.S. Patent No. 6,006,227 (part of the Mirror Worlds Patent Portfolio).  On November 6, 2015, we settled our litigation with Microsoft and its customers for $4,650,000.  On July 8, 2016, we settled our litigation with Apple Inc. for $25,000,000 (See "Legal Proceedings" at page 37 hereof).

In September 2011, we initiated patent litigation against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  We have since settled the litigation against twelve (12) of the defendants (see "Legal Proceedings" at pages 37-38 hereof including recent settlements achieved in July 2016 with Dell, Inc. for $6,000,000 plus ongoing royalties, Alcatel and ALE, USA for an aggregate of $4,200,000 (of which $2,300,000 is contingent upon a court ruling) and in October 2016 with Polycom, Inc. for $5,000,000 plus ongoing royalties (see Legal Proceedings at page 38 hereof.  The trial with respect to this litigation is currently scheduled for March 2017.

On April 4, 2014 and December 3, 2014, we initiated litigation against Google Inc. and YouTube, LLC in the United States District Court for the Southern District of New York for infringement of several of our patents within the Cox Patent Portfolio relating to the identification of media content on the Internet.  The lawsuits allege that Google and YouTube have infringed and continue to infringe certain of our patents by making, using, selling and offering to sell unlicensed systems and related products and services, which include YouTube's Content ID system.  The Company has successfully defended the asserted patents and other patents within the Cox Patent Portfolio in IPR and CBM proceedings at the PTAB (see "Legal Proceedings" pages 35-36 hereof).

On April 22, 2016, Mirror Worlds Technologies, LLC, our wholly-owned subsidiary, entered into an agreement pursuant to which it received $17,500,000 in connection with a settlement of a professional liability claim relating to services rendered in 2008 - 2010.  We acquired the claim in May 2013 as part of our acquisition of the Mirror Worlds Patent Portfolio (see Note M to our financial statements included in this quarterly report).

As a result of a settlement in July 2010 of patent litigation we had initiated against Cisco Systems, Inc. and Cisco-Linksys, LLC (collectively "Cisco"), we entered into non-exclusive licenses for our Remote Power Patent with Cisco and the other defendants.  For the nine months ended September 30, 2016 and September 30, 2015, our revenue from Cisco constituted 17% and 71% of our revenue (exclusive of revenue from our professional liability settlement – see Note [M] hereof), respectively.  It is anticipated that one or a few of our licensees will continue to constitute a significant portion of our revenue in the forseeable future.  In accordance with our Settlement and License Agreement, dated May 25, 2011, Cisco is obligated to pay us royalties (which began in the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments of $9 million per year for the remaining term of the patent (March 2020) ($8 million through 2015).  Royalty payments are subject to certain conditions including the continued validity of certain claims of our Remote Power Patent, and the actual revenue received may be less than the caps stated above.  Due to our annual royalty rate structure with Cisco which includes declining rates as the volume of PoE product sales increase during the year, royalties from Cisco are anticipated to be highest in the first quarter of the calendar year and decline for each of the remaining calendar quarters of the year.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenue.  We had revenue of $34,326,000 for the three months ended September 30, 2016 as compared to revenue of $3,008,000 for the three months ended September 30, 2015.  The increase in revenue of $31,318,000 for the three months ended September 30, 2016, was due primarily to additional licensing revenue of $32,900,000 from litigation settlements with Apple Inc. ($25,000,000), Dell, Inc. ($6,000,000) and Alcatel and ALE USA Inc. ($1,900,000) (see Note K[2] and Note K[3] to our financial statements included in this quarterly report).  Revenue from royalty bearing licenses for our patents (exclusive of litigation settlements) decreased $232,000 or 14% from $1,658,000 to $1,426,000 for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Operating Expenses.  Operating expenses for the three months ended September 30, 2016 were $18,242,000 as compared to $2,324,000 for the three months ended September 30, 2015.  The increase in operating expenses of $15,918,000 was primarily due to increased costs of revenue related to our litigation settlements of an aggregate of $32,900,000 for the three month period ended September 30, 2016.  We had costs of revenue of $16,943,000 and $927,000 for the three months ended September 30, 2016 and September 30, 2015, respectively.  Included in the costs of revenue for three months ended September 30, 2016 were contingent legal fees and expenses of $13,273,000, other contractual payments of $1,641,000 and $2,029,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note I[1], Note I[2] and Note J[1] to our financial statements included in this quarterly report).  Included in the costs of revenue for the three months ended September 30, 2015 were contingent legal fees and expenses of $777,000 payable to our patent litigation counsel and $150,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.

General and administrative expenses decreased by $12,000 from $440,000 for the three months ended September 30, 2015 to $428,000 for the three months ended September 30, 2016.  Amortization of patents was $49,000 for the three months ended September 30, 2016 as compared to $413,000 for the three months ended September 30, 2015.  Stock-based compensation expense related to the issuance of restricted stock units was $189,000 for the three months ended September 30, 2016 as compared to $69,000 for vesting of stock options for the three months ended September 30, 2015.  Professional fees and related costs were $633,000 for the three months ended September 30, 2016 as compared to $475,000 for the three months ended September 30, 2015.

Interest Income.  Interest income for the three months ended September 30, 2016 was $24,000 as compared to interest income of $11,000 for the three months ended September 30, 2015.

Operating Income. We had operating income of $16,084,000 for the three months ended September 30, 2016 compared with an operating income of $684,000 for the three months ended September 30, 2015.  The increased operating income of $15,400,000 for the three months ended September 30, 2016 was primarily due to licensing revenue of $32,900,000 received from litigation settlements (see Note K to our financial statements included in this quarterly report).

Current Taxes.  Federal, state and local income taxes of $3,817,000 and $26,000 were recorded for the three months ended September 30, 2016 and September 30, 2015, respectively.  The increase of $3,791,000 in such taxes was related to our fully utilizing NOLs during the three month period ended September 30, 2016 in connection with significant net income.

Deferred Tax Expense.  We recorded deferred tax expense of $1,459,000 and $262,000 for the three months ended September 30, 2016 and September 30, 2015, respectively.  The increase of $1,197,000 was due to utilization of NOLs in connection with significant net income.  At June 30, 2016, we had deferred tax assets of $1,874,000 which was reduced by $1,459,000 of deferred tax expense for the three months ended September 30, 2016.

Net Income.  As a result of the foregoing, we realized net income of $10,832,000 or $0.46 per share (basic) and $0.43 per share (diluted)) for the three months ended September 30, 2016 compared with net income of $407,000 or $0.02 per share (basic and diluted) for the three months ended September 30, 2015.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenue.  We had revenue of $59,963,000 for the nine months ended September 30, 2016 as compared to revenue of $10,382,000 for the nine months ended September 30, 2015.  The increase in revenue of $49,581,000 for the nine months ended September 30, 2016, was due primarily to additional licensing revenue of $32,900,000 from litigation settlements with Apple Inc. ($25,000,000), Dell, Inc. ($6,000,000), and Alcatel and ALE USA Inc. ($1,900,000) - see Note K[2] and Note K[3] to our financial statements included in this quarterly report) as well as our $17,500,000 settlement of a professional liability claim (see Note M to our financial statements included in this quarterly report).  Revenue from royalty bearing licenses for our patents (exclusive of litigation settlements) increased $70,000 or 1% from $8,593,000 to $8,663,000 for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Operating Expenses.  Operating expenses for the nine months ended September 30, 2016 were $28,390,000 as compared to $7,715,000 for the nine months ended September 30, 2015.  The increase in operating expenses of $20,675,000 was primarily due to an increase in costs of revenue of $21,089,000 primarily related to patent litigation settlements of an aggregate of $32,900,000 and our $17,500,000 professional liability settlement (see Note K and Note M to our financial statements included in this quarterly report)  We had costs of revenue of $24,183,000 and $3,094,000 for the nine months ended September 30, 2016 and September 30, 2015, respectively.  Included in the costs of revenue for nine months ended September 30, 2016 were contingent legal fees of $16,841,000, other contractual payments of $3,345,000 and $3,996,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note I and Note J[1] to our financial statements included in this quarterly report).  Included in the costs of revenue for the nine months ended September 30, 2015 were contingent legal fees and expenses of $2,575,000 payable to our patent litigation counsel and $519,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.

General and administrative expenses decreased by $635,000 from $1,891,000 for the nine months ended September 30, 2015 to $1,256,000 for the nine months ended September 30, 2016, due primarily to our write-off of the balance of our investment in Lifestreams of $386,000 (see Note O to our financial statements included herein) and termination of our services agreement of $261,000 during the nine months ended September 30, 2015 (see Note I[4] to our financial statements included herein).  Amortization of patents was $760,000 for the nine months ended September 30, 2016 as compared to $1,239,000 for the nine months ended September 30, 2015.  Stock-based compensation expense related to the issuance of restricted stock units and the vesting of stock options was $233,000 for the nine months ended September 30, 2016 as compared to $243,000 for the issuance of stock options for the nine months ended September 30, 2015.  Professional fees and related costs were $1,458,000 for the nine months ended September 30, 2016 as compared to $1,248,000 for the nine months ended September 30, 2016.  Contingent patent cost was $500,000 for the nine months ended September 30,2016 (see Note I[2]).

Interest Income.  Interest income for the nine months ended September 30, 2016 was $50,000 as compared to interest income of $44,000 for the nine months ended September 30, 2015.

Operating Income. We had operating income of $31,573,000 for the nine months ended September 30, 2016 compared with operating income of $2,667,000 for the nine months ended September 30, 2015.  The increased operating income of $28,906,000 for the nine months ended September 30, 2016 was primarily due to licensing revenue of $32,900,000 from settlements of patent litigation and revenue of $17,500,000 from settlement of a professional liability claim (see Note K and Note M to our financial statements included in this quarterly report).

Current Taxes.  Federal, state and local income taxes of $4,198,000 and $66,000 were recorded for the nine months ended September 30, 2016 and September 30, 2015, respectively.

Deferred Tax Expense.  We recorded deferred tax expense of $4,543,000 and $928,000 for the nine months ended September 30, 2016 and September 30, 2015, respectively.  The increase of $3,615,000 was due to utilization of NOLs in connection with significant net income.  At December 31, 2015, we had deferred tax assets of $4,958,000 which was reduced by $4,543,000 of deferred tax expense for the nine month period ended September 30, 2016.

Net Income.  As a result of the foregoing, we realized net income of $22,882,000 or $0.98 per share (basic) and $0.93 per share (diluted) for the nine months ended September 30, 2016 compared with net income of $1,717,000 or $0.07 per share (basic and diluted) for the nine months ended September 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from revenue from licensing our patents.  At September 30, 2016, our principal sources of liquidity consisted of cash and cash equivalents of $57,759,000 and working capital of $50,179,000.  We believe based on our current cash position and projected licensing revenue from our existing license agreements and other revenue that we will have sufficient cash to fund our operations for the foreseeable future.

Working capital increased by $28,468,000 to $50,179,000 at September 30, 2016 as compared to working capital of $21,711,000 at December 31, 2015.  The increase in working capital for the nine months ended September 30, 2016 was primarily due to an increase of $37,151,000 of cash and cash equivalents primarily as a result of litigation settlements, offset by an increase in accrued expenses of $4,020,000 and an increase in income taxes payable of $4,080,000.

Net cash provided by operating activities for the nine months ended September 30, 2016 increased by $34,199,000 from $2,941,000 for the nine months ended September 30, 2015 to $37,140,000 for the nine months ended September 30, 2016.  The increase in net cash provided by operating activities for the nine months ended September 30, 2016 was primarily due to net income of $22,882,000, a reduction in deferred taxes of $4,543,000 and an increase in accrued expenses of $4,020,000 and an increase in income taxes payable at $4,080,000.

Net cash used in investing activities for the nine months ended September 30, 2016 and September 30, 2015 was $4,000 and $36,000, respectively, related to the purchase of patents and other assets.

Net cash provided by (used in) financing activities for the nine months ended September 30, 2016 and September 30, 2015 was $15,000 and $(2,555,000), respectively, from the exercise of stock options in 2016 and our repurchase of common stock as part of our share repurchase program in 2015.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition, results of operations, and cash flows are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of financial statements included in this quarterly report on Form 10-Q requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of our unaudited condensed consolidated financial statements include, deferred income taxes, income tax payable, valuation of warrants and stock-based payments, accrued expenses and valuation of marketable securities.  Actual results could be materially different from those estimates, upon which the carrying values were based.

Our critical accounting policies include:

•	Revenue recognition;
•	Patents;
•	Income Taxes
•	Impairment of long lived assets; and
•	Stock based compensation.

Revenue Recognition

We recognize revenue received from the licensing of our intellectual property and other related intellectual property activities.  Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the license or other applicable agreement, (iii) amounts are fixed or determinable, and (iv) collectability of amounts is reasonably assured.  We rely on royalty reports received from third party licensees to record our revenue.  From time to time we may audit royalties reported from our licensees. Any adjusted royalty revenue as a result of such audits is recorded by us in the period in which such adjustment is agreed to by us and the licensee or otherwise determined.

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

Impairment of long-lived assets

Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.  Accordingly, we record impairment losses on long-lived assets used in operations or expected to be disposed of when indicators of impairment exist and the undiscounted cash flows expected to be derived from those assets are less than carrying amounts of these assets.  At September 30, 2016 and December 31, 2015, there was no impairment to our patents.

Stock-based compensation

We account for our stock-based compensation awards to employees and directors in accordance with FASB ASC Topic 718, Compensation - Stock Compensation ("ASC 718"). ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock units, to be recognized in the unaudited condensed consolidated statements of operations and comprehensive income (loss) based on their grant date fair values. Compensation expense related to awards to employees is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Share-based payments issued to non-employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC Topic 505,  Equity, and are expensed using an accelerated attribution model. We use the Black-Scholes option pricing model to determine the grant date fair value of options granted.  The fair value of restricted stock units is determined based on the number of shares granted and either the quoted market price of our common stock on the date of grant for time-based and performance-based awards, or the fair value on the date of grant using the Monte Carlo Simulation model for market-based awards.

Effect of New Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230, Statement of Cash Flows. This ASU provides guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. We are currently in the process of evaluating the impact of adoption of this ASU on our condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, and requires a lessee to recognize assets and liabilities for leases with a maximum possible term of more than 12 months. A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. Early application is permitted. We are currently evaluating the impact the adoption of the accounting standard will have on our unaudited condensed consolidated financial statements.

In May 2014, FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU No. 2014-09 provides for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance.  The accounting standard is effective for interim and annual periods beginning after December 15, 2016 with no early adoption permitted.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU No. 2014-09 to annual periods beginning after December 2017, along with an option to permit early adoption as of the original effective date.  We are required to adopt the amendments in ASU No. 2014-09 using one of two acceptable methods. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The ASU clarifies the following two aspects of Topic 606: (a) identifying performance obligations, and (b) the licensing implementation guidance. The ASU does not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the ASU are the same as the effective date and transition requirements in Topic 606. Public entities should apply the ASU for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Management is currently in the process of determining which adoption method it will apply and evaluating the impact of the guidance on our consolidated financial statements.

Accounting Standards Adopted in the Period

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740); Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet.  The updated standard is effective beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. Effective January 1, 2016, the Company has elected to adopt early the standard and classify the deferred tax assets as non-current assets on our consolidated balance sheets.

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

(b) Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The above referenced litigations that we commenced in the United States District Court for the Southern District of New York in April 2014 and December 2014 against Google and YouTube are currently subject to a court ordered stay which has been in effect since July 2015 as a result of the then pending IPRs and CBM proceedings at the Patent Trial and Appeal Board (PTAB) as described below.

In December 2014, Google filed four petitions to institute Inter Partes Review proceedings (the "IPRs") at the PTAB pertaining to certain patents within our Cox Patent Portfolio.  In each of the IPRs, Google sought to invalidate certain claims of our patents within our Cox Patent Portfolio which have been asserted in our litigations against Google and YouTube pending in the United States District Court for the Southern District of New York as described above.  On June 23, 2015, the PTAB issued an order instituting each of the four IPR petitions for oral hearing.  The consolidated oral hearing was held on March 9, 2016.  On June 20, 2016, the PTAB issued its Final Written Decisions in the four pending IPRs finding eighty-six (86) claims "not unpatentable" (valid) and in total, one hundred nineteen (119) out of one hundred and twenty-nine (129) or 92% of the challenged claims of the patents survived.  None of our asserted claims in the pending litigations against Google and YouTube were found invalid.  On August 18, 2016, Google filed Notices of Appeal to appeal the PTAB's Final Written Decisions on the IPRs to the United States Court of Appeals for the Federal Circuit.

On April 13, 2015, Google filed a Petition for Covered Business Method Review (CBM) at the PTAB seeking to invalidate claims pertaining to our U.S. Patent No. 8,904,464, the patent asserted in our litigation against Google and YouTube filed on December 3, 2014 as referenced above.  On October 19, 2015, the PTAB issued an order instituting the Covered Business Method Review.  The oral hearing (trial) was held on May 11, 2016.  On October 18, 2016, the PTAB issued its Final Written Decision in favor of us with respect to the CBM and ruled that Google had failed to show that any of the thirty-four (34) claims of our U.S. Patent 8,904,464 were unpatentable.

Mirror Worlds Patent Portfolio Litigation

On May 23, 2013, Mirror Worlds Technologies, LLC, our wholly-owned subsidiary, initiated patent litigation in the United States District Court for the Eastern District of Texas, Tyler Division, against Apple Inc., Microsoft Corporation, Hewlett-Packard Company, Lenovo Group Ltd., Lenovo (United States), Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics America, Inc. and Samsung Telecommunications America L.L.C., for infringement of U.S. Patent No. 6,006,227 (the "'227 Patent") (one of the patents we acquired as part of our acquisition of the Mirror Worlds Patent Portfolio – see Note I[2] to our financial statements included in this quarterly report).  We sought, among other things, monetary damages based upon reasonable royalties.  The lawsuit alleged that the defendants have infringed and continue to infringe the claims of the '227 Patent by making, selling, offering to sell and using infringing products including Mac OS and Windows operating systems and personal computers and tablets that include versions of those operating systems, and by encouraging others to make, sell, and use these products.  On December 10, 2013, the litigation was severed into two consolidated actions, Mirror Worlds v. Apple, Inc. (Case No. 6:13-cv-419), and Mirror Worlds v. Microsoft, et al. (Case No. 6:13-cv-941).

On November 6, 2015, we entered into a settlement agreement with Microsoft pursuant to which Microsoft (including its customers) received a non-exclusive fully paid license for the Mirror Worlds Patent Portfolio for its remaining life in consideration of a lump sum payment to us of $4,650,000.  In addition, as customers of Microsoft, the pending litigation was also dismissed against Hewlett-Packard Corporation, Lenovo Group Ltd., Lenovo, Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics of America, Inc. and Samsung Telecommunications America L.L.C.

On July 8, 2016, Mirror Worlds Technologies, LLC, our wholly-owned subsidiary, entered into a settlement agreement with Apple Inc. in connection with litigation in the United States District Court for the Eastern District of Texas, for infringement of our '227 Patent (see Note K[2] to our financial statements included in this quarterly report).  Under the terms of the settlement agreement, Apple received a fully paid-up non-exclusive license to the '227 Patent for its full term (which expired in June 2016), along with certain rights to other patents in our patent portfolio.  We received $25,000,000 from Apple for the settlement and fully paid non-exclusive license.

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

In July 2016, we reached a settlement with Dell, Inc.  Under the terms of the settlement, Dell received a non-exclusive license for our Remote Power Patent for its full term, Dell paid a license initiation fee of $6,000,000 and agreed to pay quarterly royalties based on its sales of PoE products.

In July 2016, we also reached settlement agreements with Alcatel-Lucent USA, Inc. and Alcatel-Lucent Holdings Inc. (collectively, "Alcatel") and ALE, USA.  Under the terms of the settlement agreements, Alcatel and ALE, USA received a non-exclusive fully paid license for our Remote Power Patent for its remaining life.  The aggregate consideration to be received by us from Alcatel and ALE for the fully-paid license is $4,200,000 of which $1,900,000 has been paid and the balance of $2,300,000 is payable in three equal quarterly payments beginning no later than January 2, 2017.

On October 3, 2016, we entered a settlement agreement with Polycom, Inc. ("Polycom").  Under the terms of the settlement, Polycom entered into a non-exclusive license for our Remote Power Patent for its full term and is obligated to pay a license initiation fee of $5,000,000 for past sales of its Power over Ethernet ("PoE") products and ongoing royalties based on its sales of PoE products.  $2,000,000 of the license initiation fee will be paid within 30 days and the balance will be paid in three annual installments of $1,000,000 beginning in October, 2017. Payments due in October 2018 and October 2019 need not be paid by Polycom if all asserted claims of the Remote Power Patent have been found invalid.

As a result of the aforementioned settlements, the remaining four defendants in the litigation pending in the United States District Court for the Eastern District of Texas are Avaya Inc., AXIS Communications Inc., Hewlett Packard Company, Inc. and Juniper Networks, Inc.  On June 2, 2016, a Markman hearing on claim construction was held and oral argument also took place on defendants' motion for summary judgment that all asserted claims of our Remote Power Patent are invalid under 35 U.S.C. §325 for improper broadening.  On November 2, 2016, the Court issued its ruling on the Markman hearing and defendants' motion for summary judgment asserting that all claims of the Remote Power Patent were invalid for improper claim broadening.  The Court found that all of the original asserted claims of the Remote Power Patent survived the challenge and only one claim (Claim 23 obtained during a Reexamination of the Remote Power Patent at the USPTO in 2014) was invalid due to improper claim broadening.  The litigation is scheduled for trial in March 2017.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Issuances of Unregistered Securities

There were no such issuances during the three month period ended September 30, 2016.

Stock Repurchases

On August 22, 2011, we announced that our Board of Directors approved a share repurchase program to repurchase up to $2,000,000 of shares of our common stock over the next 12 months ("Share Repurchase Program").  On June 17, 2015, our Board of Directors authorized its fifth increase to our Share Repurchase Program authorizing the repurchase of up to an additional $2,000,000 of shares of our common stock over the subsequent 12 month period (for a total of up to $14,000,000 since inception of the Share Repurchase Program in August 2011).  On June 9, 2016, our Board of Directors authorized the extension of the Share Repurchase Program to repurchase up to $2,654,000 of shares of our common stock over the subsequent 12 month period.  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in our discretion.  The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors.  The Share Repurchase Program may be increased, suspended or discontinued at any time.  Since inception of the Share Repurchase Program in August 2011 through September 30, 2016, we have repurchased an aggregate of 6,883,104 shares of our common stock at an average per share price of $1.65 or an aggregate cost of $11,345,803 (exclusive of commissions).  During the nine month period ended September 30, 2016, we purchased 500 shares of our common stock at $1.95 per share.  During the three month period ended September 30, 2016, we did not purchase any shares of our common stock.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 5. Other Information.

Amendment to By-laws

(a)        On November 7, 2016, the Board of Directors (the "Board") of the Company adopted the Second Amended and Restated Bylaws (the "By-laws") of the Company.  The By-laws were effective immediately and include, among other things, the following changes:

•	Clarifying the Board's power to cancel, postpone or reschedule a meeting of stockholders;
•	Resolving an inconsistency regarding the eligibility requirements for stockholders to call special meetings and providing for procedural requirements in connection therewith;
•	Providing for an advance notice requirement for director nominations and stockholder proposals;
•	Clarifying the power of the Chairman of a stockholder meeting to regulate the conduct of the meeting;
•	Clarifying the power to fill director vacancies;
•	Modifying the requirements on removing directors from office;
•	Removing an obsolete provision with respect to the Company's ability to make loans to officers; and
•	Designating the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain legal action, unless the Company consents in writing to the selection of an alternative forum.

The foregoing description of the By-laws is not complete and is qualified in its entirety by reference to the complete text of the By-laws, a copy of which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

ITEM 6. Exhibits

   (a) Exhibits

3.1	Second Amended and Restated By-laws of the Company adopted on November 7, 2016.

31.1	Controls and Procedure Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Controls and Procedure Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Interactive data files:**

101.INS	XBRL Instance Document

101.SCH	XBRL Scheme Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

_____________________________

*    Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK-1 TECHNOLOGIES, INC.

Date: November 10, 2016	By:	/s/ Corey M. Horowitz
Corey M. Horowitz
Chairman and Chief Executive Officer

Date: November 10, 2016	By:	/s/ David C. Kahn
David C. Kahn
Chief Financial Officer