Form 10-K
period 2016-12-31
NETWORK 1 TECHNOLOGIES INC
filed 2017-03-20
CIK 1065078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

  ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of June 30, 2016 was $36,872,337.  Shares of voting stock held by each officer and director and by each person, who as of June 30, 2016, may be deemed to have beneficially owned more than 10% of the voting stock have been excluded.  This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

The number of shares outstanding of Registrant's common stock as of March 16, 2017 was 24,204,954.

NETWORK-1 TECHNOLOGIES, INC.
2016 FORM 10-K

TABLE OF CONTENTS

PART I

Forward-looking statements:

THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS ABOUT FUTURE EVENTS AND EXPECTATIONS WHICH ARE "FORWARD-LOOKING STATEMENTS." ANY STATEMENT IN THIS 10-K THAT IS NOT A STATEMENT OF HISTORICAL FACT MAY BE DEEMED TO BE A FORWARD-LOOKING STATEMENT.FORWARD-LOOKING STATEMENTS REPRESENT OUR JUDGMENT ABOUT THE FUTURE AND ARE NOT BASED ON HISTORICAL FACTS. STATEMENTS CONTAINING SUCH WORDS AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "INTEND," "COULD," "ESTIMATE," "CONTINUE" OR "PLAN" AND SIMILAR EXPRESSIONS OR VARIATIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS REFLECT THE CURRENT RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATED TO VARIOUS FACTORS IN THIS REPORT AND IN OTHER FILINGS MADE BY US WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC"). BASED UPON CHANGING CONDITIONS, SHOULD ANY ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, INCLUDING THOSE DISCUSSED AS "RISK FACTORS" IN ITEM 1A AND ELSEWHERE IN THIS REPORT, OR SHOULD ANY OF OUR UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY  VARY  MATERIALLY FROM THOSE DESCRIBED IN THIS REPORT.  WE UNDERTAKE NO OBLIGATION TO UPDATE, AND WE DO NOT HAVE A POLICY OF UPDATING OR REVISING THESE FORWARD-LOOKING STATEMENTS.  READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE THE STATEMENT WAS MADE. UNLESS THE CONTEXT OTHERWISE REQUIRES, THE TERMS "NETWORK-1," "COMPANY," "WE," "OUR," "US" MEAN NETWORK-1 TECHNOLOGIES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY, MIRROR WORLDS TECHNOLOGIES, LLC.

ITEM 1. BUSINESS

Overview

Our principal business is the development, licensing and protection of our intellectual property assets.  We presently own thirty-three (33) patents including (i) the remote power patent ("Remote Power Patent") covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) the Mirror Worlds patent portfolio (the "Mirror Worlds Patent Portfolio") relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system;(iii) the Cox patent portfolio (the "Cox Patent Portfolio") relating to enabling technology for identifying media content on the Internet and taking further action to be performed based on such identification; and (iv) the QoS patents (the "QoS Patents") covering systems and methods for the transmission of audio, video and data in order to achieve high quality of service (QoS) over computer and telephony networks. In addition, we continually review opportunities to acquire or license additional intellectual property.

We have been actively engaged in the licensing of our Remote Power Patent (U.S. Patent No. 6,218,930).  As of March 1, 2017, we have entered into twenty-four (24) license  agreements with respect to our Remote Power Patent  which, among others, include license agreements with Cisco Systems, Inc., Dell Inc., Extreme Networks, Inc., Netgear, Inc., Microsemi Corporation, Motorola Solutions, Inc., NEC Corporation, Samsung Electronics Co., Ltd, Huawei Technologies Co., Ltd., ShoreTel, Inc. and Polycom, Inc. (see Notes J[1] and J[2] to our consolidated financial statements included in this Annual Report).  We have also entered into license agreements with Apple Inc. and Microsoft Corporation with respect to our Mirror Worlds Patent Portfolio (see Note J[4] to our consolidated financial statements included in this Annual Report).  Our current strategy includes continuing our licensing efforts with respect to our intellectual property assets.  In addition, we continue to seek to acquire additional intellectual property assets to develop, commercialize, license or otherwise monetize.  Our strategy includes working with inventors and patent owners to assist in the development and monetization of their patented technologies. We may also enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.  The form of such relationships may differ depending upon the opportunity and may include, among other things, a strategic investment in such third party, the provision of financing to such third party or the formation of a joint venture with such third party or others for the purpose of monetizing their intellectual property assets.

Our acquisition strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as we have achieved with respect to our Remote Power Patent and Mirror Worlds Patent Portfolio.  Our Remote Power Patent has generated licensing revenue in excess of $105,000,000 from May 2007 through December 31, 2016.  As a result of our acquisition of Mirror Worlds Patent Portfolio in May 2013, we have received licensing and other revenue of $47,150,000 through December 2016.

We currently have pending litigations for infringement of our Remote Power Patent and certain patents within our Cox Patent Portfolio (see "Legal Proceedings" at pages 27 – 30 of this Annual Report).

Our Patents

Our intellectual property currently consists of thirty-three (33) patents as follows:

Remote Power Patent

Patent covering the delivery of power over Ethernet cables for the purpose of remotely powering network devices such as wireless access ports, IP phones and network based cameras.

• U.S. Patent No. 6,218,930:  Apparatus And Method For Remotely Powering Access Equipment Over A 10/100 Switched Ethernet Network;

Our Remote Power Patent expires in March 2020.

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

• U.S. Patent No. 6,768,999:  Enterprise, Stream, Information Management System;

• U.S. Patent No. 7,865,538:  Desktop, Stream-Based, Information Management System;

• U.S. Patent No. 7,849,105: Desktop, Stream-Based, Information Management System;

• U.S. Patent No. 8,255,439:  Desktop, Stream-Based, Information Management System;

• U.S. Patent No. 8,280,931:  Desktop, Stream-Based, Information Management System; and

• U.S. Patent No. 8,572,139:  Desktop, Stream-Based, Information Management System.

The expiration dates of the patents within the Mirror Worlds Patent Portfolio range from August 2017 to February 2020.  Six patents within our Mirror Worlds Patent Portfolio expired as of June 30, 2016 including U.S. Patent No. 6,006,227 which was the subject of our successful litigation against Apple Inc. and Microsoft Corporation. (see "Legal Proceedings" at pages 28-29 hereof).

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

• U.S. Patent No. 8,205,237: Identifying Works, Using A Sub-Linear Time Search, Such As An Approximate Nearest Neighbor Search, For Initiating A Work- Based Action, Such As An Action On The Internet;

• U.S. Patent No. 8,640,179: Method For Using Extracted Features From An Electronic Work;

• U.S. Patent No. 8,656,441: Systems For Using Extracted Features From An Electronic Work;

• U.S. Patent No. 8,782,726: Method For Taking Action Based On A Request Related To An Electronic Media Work;

• U.S. Patent No. 8,904,464:  Method For Tagging An Electronic Media Work To Perform Action;

• U.S. Patent No. 8,904,465: System For Taking Action Based On A Request Related To An Electronic Media Work;

• U.S. Patent No. 9,256,885: Method for Linking an Electronic Media Work To Perform an Action;

• U.S. Patent No. 9,282,359: System and Method for Taking Action with Respect to a Media Work From a Second Device;

• U.S. Patent No. 9,348,820: System and Method for Taking Action With Respect to an Electronic Media Work and Logging Event Information Related Thereto;

• U.S. Patent No. 9,529,870: Methods for Linking an Electronic Media Work to Perform an Action;

• U.S. Patent No. 9,536,253: Methods for Linking an Electronic Media Work to Perform an Action;

• U.S. Patent No. 9,538,216: System for Taking Action with Respect to a Media Work;

• U.S. Patent No. 9,544,663: System for Taking Action with Respect to a Media Work; and

• U.S. Patent No. 9,558,190: System and Method for Taking Action with Respect to an Electronic Media Work.

The expiration dates of the patents within the Cox Patent Portfolio range from September 2021 to November 2023. We currently have six pending patent applications with the USPTO relating to the Cox Patent Portfolio.

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

• U.S. Patent No. 6,215,789:  Local Area Network For The Transmission And Control Of Audio, Video, And Computer Data.

The expiration date for the patents within the QoS family of patents is June 2019. In August 2008, we were issued European Patent No.1086556 titled "Integrated Voice and Data Communications over a Local Area Network" which covers the same technology as covered by our QoS Patents.   The patent has issued in France, Germany, Spain, the United Kingdom, Ireland and Canada.

Our future success is largely dependent upon our proprietary technologies, our ability to protect our intellectual property assets and to consummate license agreements with respect to our intellectual property assets as well as our ability to acquire additional intellectual property assets or enter into strategic relationships with third parties to license or otherwise monetize their intellectual property.  The complexity of patent law and the inherent risk and uncertainty of litigation creates risks that our efforts to protect our intellectual property assets, or those of our strategic partners, may not be successful.  We cannot be assured that our intellectual property assets will be upheld, or that third parties will not invalidate such intellectual property assets. In addition, we may not be able to (i) acquire additional intellectual property assets or successfully license such assets or (ii) successfully enter into strategic relationships with third parties to license or otherwise monetize their intellectual property.

Remote Power Patent- Market Overview

Our Remote Power Patent (U.S. Patent No. 6,218,930) relates to several technologies which describe a methodology for controlling the delivery of power to certain devices over an Ethernet network.

The Institute of Electrical and Electronic Engineers (IEEE) is a non-profit, technical professional association of more than 420,000 members.  The Standards Association of the IEEE is responsible for the creation of global industry standards for a broad range of technology industries.  In 2000, at the urging of several industry vendors, the IEEE formed a task force to facilitate the adoption of a standardized methodology for the delivery of remote power over Ethernet networks which would insure interoperability among vendors of switches and terminal devices. On June 13, 2003, the IEEE Standards Association approved the 802.3af Power over Ethernet standard (the "Standard"), which covers technologies deployed in delivering power over Ethernet networks. The Standard provides for the Power Sourcing Equipment (PSE) to be deployed in switches or as standalone midspan hubs to provide power to remote devices such as wireless access points, IP phones and network-based cameras. The technology is commonly referred to as Power over Ethernet ("PoE").   In 2009, the IEEE Standards Association approved 802.3 at, a new PoE standard which, among other things, increased the available power for delivery over Ethernet networks.   We believe that our Remote Power Patent covers several of the key technologies covered by both the 802.3af and 802.3at standards.

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

PoE provides numerous benefits including quantifiable returns on investment. The cost of hiring electricians to pull power cables to remote locations used for access points or security cameras can rival or exceed the cost of the devices.  Another key benefit is the need for Voice over IP power reliability in the face of power failures. Using PoE enables data center power supply systems to ensure ongoing power - a function that would be difficult and expensive to implement if each phone required AC outlets.

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

As part of the acquisition of the Mirror Worlds Patent Portfolio, we also entered into an agreement with Recognition Interlace, LLC ("Recognition"), an entity that financed the commercialization of the Mirror Worlds Patent Portfolio prior to its sale to Mirror Worlds, LLC and also retained an interest in the licensing proceeds of the Mirror Worlds Patent Portfolio. Pursuant to the terms of the agreement with us, Recognition received (i) 5-year warrants to purchase 250,000 shares of our common stock at an exercise price of $1.40 per share, and (ii) 5-year warrants to purchase 250,000 shares of our common stock at an exercise price of $2.10 per share.

Recognition also receives from us an interest in the net proceeds realized from our monetization of the Mirror Worlds Patent Portfolio as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; and (iii) 20% of any portion of the net proceeds in excess of $250 million.  During the year ended December 31, 2016 and December 31, 2015, Recognition received from us $2,909,000 and $218,000, respectively, with respect to their interest in the net proceeds realized from our Mirror Worlds Patent Portfolio.

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

In November and December 2016 and January 2017, Recognition exercised warrants to purchase an aggregate of 750,000 shares of our common stock resulting in gross proceeds to us of $1,312,500.

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

The Cox Patent Portfolio, currently consisting of seventeen (17) patents, relates to enabling technology for identifying media content on the Internet, such as audio and video, and taking further action to be performed based on such identification.  The patents within our Cox Patent Portfolio are based on a patent application filed in 2000 and have patent terms extending into 2023.  Since the acquisition of the Cox Patent Portfolio in February 2013, we have filed eighteen (18) additional patent applications twelve (12) of which have been issued and six of which are pending) relating to the Cox Patent Portfolio. The claims in these twelve (12) additional issued patents are generally directed towards systems of content identification and performing actions following therefrom.

There has been significant growth in the uploading of media content to the Internet over the past decade.  We plan on further developing the technology with Dr. Cox and pursuing licensing opportunities for these technologies.

Dr. Cox is currently a Professor at the University of Copenhagen and University College London where he is head of its Media Futures Group.  Dr. Cox was formerly a member of the Technical Staff at AT&T Bell Labs and a Fellow at NEC Research Institute. He is a Fellow of the ACM, IEEE, the JET (formerly lEE), and the British Computer Society and is a member of the UK Computing Research Committee. He was founding co-editor in chief of the lEE Proc. On Information Security and was an associate editor of the IEEE Trans. on Information Forensics and Security. He is co-author of a book entitled "Digital Watermarking" and its second edition "Digital Watermarking and Steganography". He is an inventor on forty-six (46) United States Patents.

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

Network-1 Strategy

Our strategy is to capitalize on our intellectual property assets by entering into licensing arrangements with third parties including manufacturers and users that utilize our intellectual property's proprietary technologies as well as any additional proprietary technologies covered by patents which may be acquired by us in the future. Our current acquisition strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as has been the case with our Remote Power Patent and Mirror Worlds Patent Portfolio.  Our Remote Power Patent has generated licensing revenue in excess of $105,000,000 from May 2007 through December 31, 2016.  As a result of acquisition of our Mirror Worlds Patent Portfolio in May 2013, we have received licensing and other revenue of $47,150,000 through December 31, 2016.  In addition, we may enter into third party strategic relationships with inventors and patent owners to assist in the development and monetization of their patent technologies.

In connection with our activities relating to the protection of our intellectual property assets, or the intellectual property assets of third parties with whom we have strategic relationships in the future, it may be necessary to assert patent infringement claims against third parties whom we believe are infringing our patents or those of our strategic partners. We are currently involved in several litigations to protect our patents including our Remote Power Patent and certain patents within our Cox Patent Portfolio (see "Legal Proceedings" at pages 27-30 hereof). We have in the past successfully asserted litigation to protect our Remote Power Patent and our Mirror Worlds Patent Portfolio and have also been successful in defending proceedings at the USPTO challenging the validity of our Remote Power Patent and certain patents within our Cox Patent Portfolio (see "Legal Proceedings" at pages 27-30 of this Annual Report).

Licensing - Remote Power Patent

To date we have entered into twenty-four (24) license agreements with respect to our Remote Power Patent.  Sixteen (16) of the twenty-four (24) license agreements are royalty bearing (either on a quarterly or monthly basis) for the life of the Remote Power Patent (March 2020).  Licensees of our Remote Power Patent include major data network equipment manufacturers and others as follows:

● Cisco Systems, Inc.*	● Motorola Solutions, Inc.*
● Microsemi Corporation*	● NEC Corporation*
● Dell, Inc.*	● Polycom, Inc.*
● Extreme Networks, Inc.*	● Adtran, Inc.
● Samsung Electronics Co., Ltd	● Huawei Technologies Co., Ltd.
● Netgear, Inc.*	● Allied Telesis, Inc.*
● Transition Networks, Inc.*	● Enterasys Networks, Inc.
● GarretCom,Inc.*	● Foundry Networks, Inc.
● Shoretel,Inc.*	● SEH Technology, Inc.*
● D-Link Corporation and D-Link Systems, Inc.*	● Buffalo Technology (USA), Inc.*
● BRG Precision Products, Inc.*	● Sony Corporation
● Alcatel-Lucent USA/Alcatel-Lucent Holdings, Inc.	● ALE USA Inc.

__________________________

*  Indicates licensee has an obligation pursuant to its license agreement with the Company to pay us ongoing royalties on a quarterly or monthly basis based on its sales of PoE products.

Cisco License Agreement and July 2010 Settlement

In July 2010, we settled our patent litigation pending in the United States District Court for the Eastern District of Texas, Tyler Division, against Adtran, Inc, Cisco Systems, Inc. and Cisco-Linksys, LLC, (collectively, "Cisco"), Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., and 3Com Corporation, Inc.  As part of the settlement, Adtran, Cisco, Enterasys, Extreme Networks and Foundry Networks each entered into a settlement agreement with us and entered into non-exclusive licenses for our Remote Power Patent (the "Licensed Defendants").  Under the terms of the licenses, the Licensed Defendants paid us aggregate payments of approximately $32 million upon settlement and also agreed to license our Remote Power Patent for its full term, which expires in March 2020. In accordance with our Settlement and License Agreement, dated May 25, 2011 (the "Agreement"), Cisco is obligated to pay us royalties (which began in the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments per year of $9 million per year beginning in 2016 ($8 million through 2015) for the remaining term of the patent (March 2020). The royalty payments are subject to certain conditions including the continued validity of certain claims our Remote Power Patent, and the actual royalty amounts received may be less than the cap stated above. Under the terms of the Agreement, if we grant other licenses with lower royalty rates to third parties (as defined in the Agreement), Cisco shall be entitled to the benefit of the lower royalty rates provided it agrees to the material terms of such other license.   Due to our annual royalty rate structure with Cisco which includes declining rates as the volume of PoE product sales increase during the year, royalties from Cisco are anticipated to be highest in the first quarter of the calendar  year and decline for each of the remaining calendar quarters of the year. Under the terms of the Agreement, we have certain obligations to Cisco and if we materially breach such terms, Cisco will be entitled to stop paying royalties to us. This would have a material adverse effect on our business, financial condition and results of operations.

Licensing – Mirror Worlds Patent Portfolio

We have entered into fully paid non-exclusive license agreements with respect to our Mirror Worlds Patent Portfolio with Apple Inc. and Microsoft Corporation pursuant to which we received aggregate licensing revenue of $29,650,000.

On July 8, 2016, Mirror Worlds Technologies, LLC, our wholly-owned subsidiary, entered into a settlement agreement with Apple Inc. in connection with litigation in the United States District Court for the Eastern District of Texas for infringement of one of our patents (U.S. Patent No. 6,006,227 (the "'227 Patent")) included within our Mirror Worlds Patent Portfolio.  Under the terms of the settlement agreement, Apple received a fully paid non-exclusive license to our '227 Patent for its full term (which expired in June 2016), along with certain rights to other patents in our patent portfolio.  We received $25,000,000 from Apple for the settlement and the non-exclusive license.

On November 6, 2015, we entered into a settlement with Microsoft with respect to litigation pending in the United States District Court for the Eastern District of Texas for infringement of our '227 Patent.  Under the terms of the settlement, Microsoft (including its customers) received a fully paid non-exclusive license to our Mirror Worlds Patent Portfolio for their remaining life in consideration for a lump sum payment of $4,650,000 to us.  In addition, as customers of Microsoft the pending litigation was also dismissed against Hewlett-Packard Corporation, Lenovo Group, Ltd, Lenovo (United States), Inc., Dell Inc., Best Buy Co., Inc., Samsung Electronics of America, Inc. and Samsung Telecommunications America, LLC.

Professional Liability Settlement

On April 22, 2016, Mirror Worlds Technologies, LLC, ("MWT"), our wholly-owned subsidiary, entered into an agreement pursuant to which it received $17,500,000 in connection with the settlement of a professional liability claim relating to services rendered in 2008-2010.  MWT acquired the claim in May 2013 as part of its acquisition of its Mirror Worlds Patent Portfolio.

Significant Licensees

For the year ended December 31, 2016, three licensees constituted an aggregate of 83% of our revenue (exclusive of non-licensing revenue from our professional liability settlement – see Note K to our consolidated financial statements included herein) including Apple Inc. (53%), Cisco Systems, Inc.  ("Cisco") (17%) and Dell Inc. (13%).  For the year ended December 31, 2016, Cisco constituted 76% of our ongoing royalty revenue from royalty bearing license agreements.  For the year ended December 31, 2015, Cisco accounted for 51% of our revenue and Microsoft Corporation accounted for 28% of our licensing revenue. For the year ended December 31, 2015, Cisco constituted 76% of our ongoing royalty revenue from royalty bearing license agreements.  It is anticipated that one or a few of our licensees will continue to constitute a significant portion of our revenue for the foreseeable future.

Legal Representation – Contingency Fees/Patent Litigation

Russ, August & Kabat provides legal services to us with respect to our pending patent litigations filed in April 2014 and December 2014 against Google Inc. and YouTube LLC in the United States District Court for the Southern District of New York relating to certain patents within our Cox Patent Portfolio (see "Legal Proceedings'' at pages 29-30 of this Annual Report). The terms of our agreement with Russ, August & Kabat provide for legal fees on a full contingency basis ranging from 15% to 30% of the net recovery (after deduction of expenses) depending  on the stage of the proceeding in which the result (settlement or judgment) is achieved.  We are responsible for all of the expenses incurred with respect to this litigation.

Dovel & Luner, LLP provided legal services to us with respect to our patent litigation commenced in May 2013 against Apple, Inc., Microsoft, Inc. and other major vendors of document system software and computer systems in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of U.S. Patent No. 6,006,227 which is part of our Mirror Worlds Patent Portfolio (see Note J[4] to our consolidated financial statements included in this Annual Report).   The terms of our agreement with Dovel & Luner LLP provide for legal fees on a contingency basis ranging from 25% to 40% of the net recovery (after deduction of expenses) depending upon the stage of proceeding in which a result (settlement or judgment) is achieved, subject to certain agreed upon contingency fee caps depending upon the amount of the net recovery. We paid a certain portion of the expenses incurred with respect to the litigation.  For the year ended December 31, 2016, we incurred contingent legal fees of $9,567,000 and expenses of $1,082,000 to Dovel & Luner with respect to the litigation.  For the year ended December 31, 2015, we incurred contingent legal fees of $1,439,000 and expenses of $862,000 to Dovel & Luner with respect to the litigation.

Dovel & Luner, LLP provides legal services to us with respect to our pending patent litigation filed in September 2011 against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, relating to our Remote Power Patent (see Note J[1] to our consolidated financial statements included in this Annual Report).   The terms of our agreement with Dovel & Luner LLP essentially provide for legal fees on a full contingency basis ranging from 12.5% to 35% of the net recovery (after deduction for expenses) depending on the stage of the proceeding in which a result (settlement or judgment) is achieved.  We are responsible for a certain portion of the expenses incurred with respect to the litigation.   During the year ended December 31, 2016 and December 31, 2015, we incurred legal fees and expenses of $4,626,000 and $745,000, respectively, to Dovel & Luner LLP with respect to this matter.

Dovel & Luner, LLP also provided legal services to us with respect to our litigation settled in July 2010 against Cisco and several other major data networking equipment manufacturers relating to our Remote Power Patent (see Note J[2] to our consolidated financial statements included in this Annual Report).  The terms of our agreement with Dovel & Luner, LLP provided for us to pay legal fees of up to a maximum aggregate cash payment of $1.5 million plus a contingency fee of up to 24% (based on the settlement being achieved at the trial stage). Accordingly, we have a continuing obligation to pay Dovel & Luner LLP a contingency fee of 24% with respect to the ongoing royalties we receive from Cisco.  During the year ended December 31, 2016 and December 31, 2015, we incurred total contingency fees and expenses of $2,117,000 and $2,157,000, respectively, to Dovel & Luner, LLP with respect to this matter (which included legal fees of local counsel).

Competition

With respect to our ability to acquire additional intellectual property assets or enter into strategic relationships with third parties to monetize their intellectual property assets, we face considerable competition from other companies, many of which have significantly greater financial and other resources than we have. The patent licensing and enforcement industry has grown over the past several years and there has been a material increase in the number of companies seeking to acquire intellectual property assets from third parties or to provide financing to third parties seeking to monetize their intellectual property. Entities including, among others, Acacia Research Corporation (NASDAQ:ACTG), Intellectual Ventures, WiLan Inc. (NASDAQ:WILN), VirnetX Holdings Corp. (NYSE MKT:VHC), Marathon Patent Group, Inc. (NASDAQ:MARA) and RPX Corporation (NASDAQ:RPXC), seek to acquire intellectual property or partner with third parties to license or enforce intellectual property rights. In addition, we also compete with strategic corporate buyers with respect to the acquisition of intellectual property assets.  It is expected that others will enter this market as well. Many of these competitors have significantly greater financial and human resources than us.

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

Regulatory Environment

If new legislation, regulations or rules are implemented either by Congress, the U.S. Patent and Trademark Office or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our business, financial condition and results of operations. Certain legislation, regulations, and rulings by the courts and actions by the U.S. Patent and Trademark Office have materially increased the risk and cost of enforcement of patents.  United States patent laws were amended by the Leahy-Smith America Invents Act, referred to as the "America Invents Act", which became effective on March 16, 2013. The America Invents Act includes a number of significant changes to U.S. patent law. In general, it attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation and new administrative post-grant review procedures to challenge the patentability of issued patents outside of litigation, including Inter Partes Review (IPR) and Covered Business Method Review (CBM) proceedings which provide third parties a timely, cost effective alternative to district court litigation to challenge the validity of an issued patent. The America Invents Act and its implementation has increased the uncertainties and costs surrounding the enforcement of patent rights which could have a material adverse effect on our business, financial condition and results of operations.

In addition, future changes in patent law could adversely impact our business.  Such changes may not be advantageous to us and may make it more difficult to obtain adequate patent protection to enforce our patents.  Increased focus on the growing number of patent lawsuits, particularly by non-practicing entities (NPEs), may result in legislative changes which increase the risk and costs of asserting patent litigation.

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

Employees and Consultants

As of March 15, 2017, we had two full-time employees, one part-time employee and two consultants providing monthly services to us.

ITEM 1A. RISK FACTORS

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. The following highlights some of the factors that have affected, and in the future could affect, our operations.

Risks Related to our Business

Our success is dependent upon our ability to protect our patents.

Our success is substantially dependent upon our proprietary technologies and our ability to protect our intellectual property rights.  We currently own thirty-three (33) patents that relate to various technologies including (i) our Remote Power Patent covering the delivery of power to certain devices over PoE networks, (ii) our Mirror Worlds Patent Portfolio relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system, (iii) our Cox Patent Portfolio relating to identification of media content, and (iv) our QoS patents covering the transmission of audio, voice and data in order to achieve high quality of service (QoS) over computer and telephony networks. We have successfully defended several challenges to certain claims of our Remote Power Patent and our Cox Patent Portfolio at the USPTO (see "Legal Proceedings" at pages 27-30 hereof) However, the validity of our Remote Power Patent and certain patents within our Cox Patent Portfolio are currently being challenged in patent infringement litigation pending in the courts (see "Legal Proceedings" at pages 27-30 of this Annual Report). We rely upon our patents and trade secret laws, non-disclosure agreements with our employees, consultants and third parties to protect our intellectual property assets. The complexity of patent and common law and the uncertainty of the outcome of litigation create risk that our efforts to protect our intellectual property assets may not be successful. We cannot assure you that our patents will be upheld or that third parties will not invalidate our patent assets. If our intellectual property assets are not upheld, particularly our Remote Power Patent, such an event would have a material adverse effect on our business, financial condition and results of operations as our revenue stream is largely dependent upon the continued validity of our Remote Power Patent.

If we are unsuccessful in legal proceedings involving our intellectual property, including if any of the claims of defendants to invalidate our patents are successful, such a result would have a material adverse effect on our business.

We currently have several litigations pending in the courts against parties whom we believe require a license to our patents including (i) litigation relating to our Remote Power Patent against four data networking equipment manufacturers and (ii) two litigations against Google and YouTube with respect to certain patents within our Cox Patent Portfolio. In addition, in the future we may commence patent litigation against third parties alleging infringement of our patents. We are also likely to face future proceedings (as we have in the past) at the United States Patent and Trademark Office ("USPTO") challenging the validity of our intellectual property assets.  Patent litigation is inherently risky and the outcome is uncertain.  The defendants in our pending litigations are all large, well financed companies with substantially greater resources than us. We may not be successful in such litigation and the outcome of such litigation could be harmful to us. In addition, it is customary for defendants in patent litigation to assert claims seeking to invalidate our patents including commencement of proceedings at the USPTO. If we are unsuccessful in enforcing and validating our patents and/or if third party claims against us seeking to invalidate our patents are successful, they may be able to obtain injunctive or other equitable relief, which effectively could block our ability to license or otherwise capitalize on our proprietary technologies. Furthermore, then existing licensees of our patents will no longer be obligated to pay royalties to us. Successful litigation against us resulting in a determination that our patents, particularly our Remote Power Patent, are not valid or enforceable, and/or that third parties do not infringe, would have a material adverse effect on our business, financial condition and results of operations.

We depend upon our Remote Power Patent which expires in March 2020 for a significant portion of our revenue and profit.

Our Remote Power Patent has generated licensing revenue in excess of $105,000,000 from May 2007 through December 31, 2016.  We currently have sixteen (16) royalty bearing license agreements for our Remote Power Patent pursuant to which licensees have an obligation to pay us royalties on a monthly or quarterly basis for the life of the patent (which expires March 2020).  Such royalty bearing licenses include, among others, agreements with Cisco Systems, Inc., Dell, Inc., Microsemi Corporation, Netgear, Inc., Motorola Solutions, Inc., NEC Corporation, Polycom, Inc. and ShoreTel Inc.  The obligation of licensees of our Remote Power Patent to continue to make royalty payments to us is contingent upon the continued validity of certain claims of our Remote Power Patent.  The validity and infringement of our Remote Power Patent is currently at issue in our pending litigation against four data equipment manufacturers in the United States District Court for the Eastern District of Texas (see "Legal Proceedings" at pages 27-28 hereof). In the event certain claims of our Remote Power Patent are determined to be invalid in such pending litigation, licensees of our Remote Power Patent would have no further obligation to make royalty payments to us which would have a material adverse effect on our business, financial condition and results of operations.  In addition, upon the expiration of the Remote Power Patent in March 2020, licensees of our Remote Power Patent will have no further obligations to pay us royalties.  Such royalty bearing licenses consisting of quarterly or monthly royalties resulted in $10,788,000 of revenue in 2016.  Accordingly, if we are unable to enter into royalty bearing license agreements by March 2020 with respect to other patents owned by us, we will receive no regular ongoing royalty revenue.

We may not be able to capitalize in the future on our strategy to acquire high quality patents with significant licensing opportunities or enter into strategic relationships with third parties to license or otherwise monetize their intellectual property.

Based upon the success we have achieved to date from licensing our Remote Power Patent (twenty-four (24) license agreements which have generated in excess of $105,000,000 in revenue), the revenue we have generated from our Mirror Worlds Patent Portfolio ($47,150,000) and establishing a patent portfolio currently consisting of thirty-three patents, we believe we have the expertise and sufficient capital to compete in the intellectual property monetization market and to enter strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property. However, we may not be able to acquire additional intellectual property or, if acquired, we may not achieve material revenue or profit from such intellectual property. Acquisitions of patent assets are competitive, time consuming, complex and costly to consummate. Our strategy is to focus on acquiring high quality patent assets which management believes have the potential for significant licensing opportunities. These high quality patent opportunities are difficult to find and are often very competitive to acquire. In addition, such acquisitions present material risks. Even if we acquire additional patent assets, we may not be able to achieve significant licensing revenue or even generate sufficient revenue related to such patent assets to offset the acquisition costs and the legal fees and expenses which may be incurred to enforce, license or otherwise monetize such patents. In addition, we may not be able to enter into strategic relationships with third parties to license or otherwise monetize their intellectual property and, even if we consummate such strategic relationships, we may not achieve material revenue or profit from such relationships.

We are largely dependent upon our license agreement with Cisco for a significant portion of our revenue. The loss of Cisco as a licensee would have a material adverse effect on our business.

Cisco Systems, Inc. ("Cisco) accounted for 17% and 87%of our licensing revenue for the years ended December 31, 2016 and December 31, 2015, respectively. In addition, Cisco accounted for 76% and 71% of our revenue from royalty bearing license agreements for the years ended December 31, 2016 and December 31, 2015, respectively. In accordance with our Settlement and License Agreement, dated May 25, 2011, with Cisco (the "Agreement"), Cisco is obligated to pay us royalties on a quarterly basis (which began in the first quarter of 2011) based on its sale of PoE products in the United States, up to the maximum royalties per year of $9 million ($8 million per year through 2015) for the remaining term of our Remote Power Patent (March 2020). The royalty payments are subject to certain conditions including the continued validity of certain claims of our Remote Power Patent. The actual royalty payments may be less than the cap stated above. Under the terms of the Agreement, if we grant other licenses with lower royalty rates to third parties (as defined in the Agreement), Cisco shall be entitled to the benefit of the lower royalty rates provided it agrees to the material terms of such other license. Under the terms of the Agreement, we have certain obligations to Cisco and if we materially breach such terms, Cisco will be entitled to stop paying royalties to us. Furthermore, if certain claims of our Remote Power Patent are declared invalid, Cisco would have no further obligation to pay us royalties. The aforementioned event would have a material adverse effect on our business, financial condition and results of operations.

We may not be successful in enforcing or defending our Cox Patent Portfolio or generating additional revenue from our Mirror Worlds Patent Portfolio.

We acquired our Cox Patent Portfolio in 2013, which currently consists of seventeen (17) patents.  We have not yet achieved any revenue from our Cox Patent Portfolio.  We are currently enforcing patents within our Cox Patent Portfolio against Google and YouTube, who are challenging these patents (see "Legal Proceedings" at pages 29-30 hereof). We may not be successful in enforcing or defending our Cox Patent Portfolio, which would have a negative impact on our future revenue growth and profits.

In addition, while we have achieved revenue of $47,150,000 related to our Mirror Worlds Patent Portfolio to date, it is uncertain whether we will be able to generate additional revenue from this patent portfolio.

A limited number of our licensees account for a significant portion of our licensing revenue.

For the year ended December 31, 2016, three licensees constituted 83% of our licensing revenue including Apple, Inc. (53%), Cisco Systems, Inc. (17%) and Dell, Inc. (13%).  For the year ended December 31, 2015, Cisco accounted for 51% of our licensing revenue and Microsoft accounted for 28% of our licensing revenue.  It is anticipated that a few licensees will continue to constitute a significant portion of our revenue for the foreseeable future. To the extent sales of PoE products by our significant licensees of our Remote Power Patent are adversely affected our revenues will be significantly impacted.

Legislation, regulations, court rulings and actions by the U.S. Patent and Trademark Office have materially increased the risk and cost of enforcement of patents and may continue to do so in the future.

Legislation, regulations, court rulings and actions by the U.S. Patent and Trademark Office have materially increased the risk and cost of enforcing patents. United States patent laws were amended by the Leahy-Smith America Invents Act, referred to as the America Invents Act, which became effective on March 16, 2013. The America Invents Act includes a number of significant changes to U.S. patent law. In general, it attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation and new administrative post-grant review procedures to challenge the patentability of issued patents outside of litigation, including Inter Partes Review (IPR) and Covered Business Method Review (CBM) proceedings which provide third parties a timely, cost effective alternative to district court litigation to challenge the validity of an issued patent. In addition, the America Invents Act changes the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought against individual parties allegedly infringing by their respective individual actions or activities.  The America Invents Act and its implementation has increased the uncertainties and costs surrounding the enforcement of patent rights, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, changes in patent law could adversely impact our business.  Such changes may not be advantageous to us and may make it more difficult to obtain adequate patent protection to enforce our patents.  Increased focus on the growing number of patent lawsuits, particularly by non-practicing entities (NPEs), may result in legislative changes which increase the risk and costs of asserting patent litigation.

Our pending patent infringement litigations in the courts involving our Remote Power Patent and the Cox Patent Portfolio are time consuming and costly.

We have a pending litigation in the United States District Court for the Eastern District of Texas, Tyler Division against four data networking equipment manufacturers for infringement of our Remote Power Patent (commenced in September 2011 and currently scheduled for trial in November 2017). In April 2014 and December 2014, we initiated patent litigation in the United States District Court for the Southern District of New York against Google and YouTube for infringement of several of our patents within our Cox Patent Portfolio. The litigation pertaining to our Cox Patent Portfolio is currently stayed pending appeal of Final Written Decisions of the Patent Trial and Appeal Board of the USPTO to the United States Court of Appeals for the Federal Circuit (see "Legal Proceedings" at pages 29-30 of this Annual Report).

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

With respect to our ability to acquire additional intellectual property or enter into strategic relationships with third parties to monetize their intellectual property, we face considerable competition from other companies, many of which have significantly greater financial and other resources than we have. The patent licensing and enforcement business has grown significantly over the past several years and there has been an increase in the number of companies seeking to acquire intellectual property rights from third parties. Companies including, among others, Acacia Research Corporation (NASDAQ:ACTG), Intellectual Ventures, WiLan Inc. (NASDAQ:WILN), VirnetX Holdings Corp. (NYSE MKT:VHC), Marathon Patent Group, Inc. (NASDAQ:MARA) and RPX Corporation (NASDAQ:RPXC) seek to acquire or partner with third parties to license or enforce intellectual property rights.  It is expected that others will enter this market as well.  Many of these competitors have significantly more financial and human resources than us.

We may also compete with strategic corporate buyers, litigation funding firms such as Burford Capital Limited, Fortress Investment Group, Parabellum Capital LLC and Bentham Capital LLC, venture capital firms and hedge funds for intellectual property acquisitions and licensing opportunities. Many of these competitors have greater financial resources and human resources than us.

Our quarterly and annual operating and financial results and our revenue are difficult to predict and are likely to fluctuate significantly in future periods.

Our quarterly and annual operating and financial results are difficult to predict and may fluctuate significantly from period to period.  Our revenue and net income was $65,088,000 and $23,223,000, respectively, for the year ended December 31, 2016 as compared to $16,565,000 and $4,107,000, respectively, for the year ended December 31, 2015. Our revenue and net income was $12,309,000 and $1,766,000, respectively, for the year ended December 31, 2014 and $8,017,000 and $1,016,000 for the year ended December 31, 2013. Accordingly, our revenue, net income and results of operations may fluctuate as a result of a variety of factors that are outside our control including, but not limited to, our ability and timing in consummating future license agreements for our intellectual property assets, the timing and extent of payments received by us from licensees, the timing and our ability to achieve successful outcomes from current and future patent litigation, and the timing and our ability to achieve revenue from future strategic relationships.

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

We may need to pursue litigation to protect our patent rights as we have done in the past (see "Legal Proceedings" at pages 27-30 hereof).  Such litigation is typically protracted and complex.  The costs are typically substantial, and the outcomes are unpredictable.  In addition, the Federal courts are becoming more crowded and as a result patent litigation is taking longer.

In the future we could be classified as a Personal Holding Company resulting in a 20% tax on our PHC Income that we do not distribute to our shareholders.

The personal holding company ("PHC") rules under the Internal Revenue Code impose a 20% tax on a PHC's undistributed personal holding company income ("PHC Income" which means, in general, taxable income subject to certain adjustments). For a corporation to be classified as a PHC, it must satisfy two tests that (i) more than 50% in value of its outstanding shares must be owned directly or indirectly by 5 or fewer individuals at anytime during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the "Ownership Test") and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the "Income Test"). During the second half of 2016 through the date of this Annual Report (as well as prior years), we did not meet the Ownership Test.  Due to the significant number of shares held by our largest shareholders, we will continually assess our share ownership to determine whether it meets the Ownership Test.  If the Ownership Test were met and the income generated by us were determined to constitute "royalties" within the meaning of the Income Test, we would constitute a PHC and we would be subject to a 20% tax on the amount of any PHC Income that we do not distribute to our shareholders.

Dependence upon CEO and Chairman.

Our success is largely dependent upon the personal efforts of Corey M. Horowitz, our Chairman, Chief Executive Officer and Chairman of our Board of Directors. On July 14, 2016, we entered into a new employment agreement with Mr. Horowitz pursuant to which he continues to serve as our Chairman and Chief Executive Officer for a five year term.  The loss of the services of Mr. Horowitz would have a material adverse effect on our business and prospects. We do not maintain key-man life insurance on the life of Mr. Horowitz.

It may be difficult for us to verify royalty amounts owed to us under our license agreements with our licensees including Cisco, and this may cause us to lose potential revenue.

The standard terms of our royalty bearing license agreements require our licensees to report the sale of licensed products and report this data to us in most cases on a quarterly basis.  Although our standard license terms give us the right to audit books and records of our licensees to verify this information, audits can be expensive, time consuming, incomplete and subject to dispute. From time to time, we may audit certain of our licensees (as we did with Cisco in 2014 resulting in additional licensing revenue of $3,281,000) to verify independently the accuracy of the information contained in their royalty reports in an effort to decrease the likelihood that we will not receive the revenue to which we are entitled under the terms of our license agreements.  However, we cannot give assurances that these audits will be frequent enough and/or effective to that end.  There is no certainty that we will receive additional revenue from an audit and in some cases there may be an over-payment which will be credited against future royalties under our license agreements.

Our current licenses for our Remote Power Patent may not continue to result in significant revenue and do not necessarily mean we will achieve additional license agreements.

For the year ended December 31, 2016 and December 31, 2015, we achieved revenue of $22,588,000 and $11,915,000 from royalty bearing license agreements for our Remote Power Patent, respectively. We currently have royalty bearing license agreements for our Remote Power Patent with sixteen (16) licensees including, among others, Cisco Systems, Inc., Dell Inc., Netgear, Inc., Microsemi Corporation, Motorola Solutions, Inc., NEC Corporation, ShoreTel Inc. and Polycom, Inc., pursuant to which such parties are obligated to pay us on-going royalties on a monthly or quarterly basis for the life of our Remote Power Patent (March 2020). Notwithstanding such royalty bearing license agreements, we may not continue to achieve significant revenue from such license agreements.  Our failure to continue to achieve significant revenue from our existing license agreements would have a material adverse effect on our business, financial condition and results of operations. In addition, we may not be able to consummate additional licensing agreements resulting in material revenue with respect to our Remote Power Patent.

Our current licensing revenue from royalty bearing license agreements depends upon the continued viability of the PoE market.

Ethernet is the leading local area networking technology in use today. PoE technology allows for the delivery of power over Ethernet ("PoE") cables rather than by separate power cords. As a result a wide variety of network devices, including IP telephones, wireless LAN access points, web-based network security cameras, data collection terminals and other network devices are able to receive power over existing data cables. The failure of the PoE market to remain viable would have a material adverse effect on licensing revenue for our Remote Power Patent which is currently our sole patent generating regular on-going licensing revenue.

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

In addition, other companies may develop competing technologies that offer better or less expensive alternatives to PoE and the other technologies covered by our intellectual property. Moreover, technological advances or entirely different approaches developed by other companies or adopted by various standards groups could render our Remote Power Patent and our other patents obsolete, less marketable or unenforceable.

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

Risks Related to Our Common Stock

Investors may have limited influence on stockholder decisions because ownership of our common stock is concentrated.

As of March 15, 2017, our executive officers and directors beneficially owned 30.8% of our outstanding common stock. As a result, these stockholders may be able to exercise substantial control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership will limit other stockholders' ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

Our common stock may be delisted from the NYSE MKT LLC if we fail to comply with continued listing standards.

Our common stock is currently traded on the NYSE MKT LLC market under the symbol "NTIP". If we fail to meet any of the continued listing standards of the NYSE MKT LLC, our common stock could be delisted from NYSE MKT LLC. Such delisting could adversely affect the price and trading (including liquidity) of our common stock.

The significant number of options and restricted stock units outstanding may adversely affect the market price for our common stock.

As of March 15, 2017, there were outstanding options to purchase an aggregate of 2,235,000 shares of our common stock at exercise prices ranging from $0.83 to $2.34.  In addition, we have outstanding restricted stock units which if fully vested result in the issuance of an additional 930,500 shares of common stock.  To the extent that outstanding options are exercised and restricted stock units become vested, existing stockholder percentage ownership will be diluted and any sales in the public market of the common stock underlying such options or restricted stock units may adversely affect prevailing market prices for our common stock.

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

We have previously issued a substantial number of shares of restricted common stock, which are eligible for resale under Rule 144 of the Securities Act of 1933, and may become freely tradable. We have also registered a substantial number of shares including shares that are issuable upon the exercise of options and pursuant to restricted stock units. In addition, if holders of options choose to exercise their purchase rights or restricted stock units vest, and such parties sell shares of common stock in the public market or if holders of currently restricted common stock or registered common stock sell such shares in the public market, or attempt to publicly sell such shares in a short time period, the prevailing market price for our common stock may decline. Such decline in the price of our common stock may also adversely affect our ability to raise additional capital.

Provisions in our corporate charter, by-laws and in Delaware law could make it more difficult for a third party to acquire us, could discourage a takeover and adversely affect existing stockholders.

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

We are also subject to the "anti takeover" provisions of Section 203 of the Delaware General Corporation Law, which could prevent us from engaging in a "business combination" with a 15% or greater stockholder for a period of three years from the date such person acquired that status unless appropriate board or stockholder approvals are obtained.

In addition, our By-laws contain advance notice requirements for director nominations and for new business to be brought up at stockholder meetings.  Stockholders wishing to submit director nominations or raise matters to a vote of stockholders must provide notice to us within specified date windows and in very specific forms in order to have that matter voted on at a stockholders meeting.

The aforementioned provisions could deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over the then current market price. These provisions may also limit the ability of stockholders to delay, deter or prevent a change of control, or approve transactions that they may deem to be in their best interests.

Our stock price may be volatile.

The market price of our common stock may be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	the outcome of our legal proceedings;
•	our ability to continue to successfully enforce and/or defend our Remote Power Patent;
•	our ability to continue to receive material revenue from licensees of our Remote Power Patent;
•	our ability to continue to enter into new license agreements with third parties with respect to our Remote Power Patent;
•	our ability to license and monetize our Cox Patent Portfolio;
•	our ability to further license or monetize our Mirror Worlds Patent Portfolio;
•	our ability to acquire additional intellectual property;
•	our ability to continue to achieve material revenue and profits;
•	our ability to enter into strategic relationships with third parties to license or otherwise monetize their intellectual property;
•	variations in our quarterly and annual operating results;
•	our ability to raise capital when needed;
•	sales of our common stock;
•	technology changes;
•	legislative, regulatory and competitive developments; and
•	economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also have a material and adverse effect on the market price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We currently lease office space in New York City at a base rent of $3,700 per month under a lease which expires on May 31, 2017.  On June 16, 2011, we entered into a four-year lease commencing July 18, 2011 for offices in New Canaan, Connecticut.  In accordance with the lease, we paid a base rent of $6,400 per month for the first two years, $6,800 per month for the third year and $7,000 per month for the fourth year.  Effective August 1, 2015, we entered into an agreement to extend the lease for a four year period (expiring September 30, 2019) at a base rent of $7,000 per month for the first year (increasing $100 per month each year) which is subject to annual adjustments to reflect increases in real estate taxes and operating expenses.  Mirror Worlds Technologies, LLC, our wholly-owned subsidiary, entered into a one year lease (expiring April 30, 2017), at a base rent of $620 per month, to rent office space consisting of approximately 420 square feet in Tyler, Texas.

ITEM 3.  LEGAL PROCEEDINGS

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

In March 2012, we reached settlement agreements with defendants Motorola Solutions, Inc. ("Motorola") and Transition Networks, Inc. ("Transition Networks").  In October 2012, we reached a settlement with defendant GarretCom, Inc ("GarretCom").  In February 2013, we reached settlement agreements with Allied Telesis, Inc. ("Allied Telesis") and NEC Corporation ("NEC").  As part of the settlements, Motorola, Transition Networks, GarretCom, Allied Telesis and NEC each entered into a non-exclusive license agreement for our Remote Power Patent pursuant to which each such defendant agreed to license our Remote Power Patent for its full term (which expires in March 2020) and pay a license initiation fee and ongoing royalties based on their sales of PoE products.  In March 2015 and July 2015, we reached settlements with defendants Samsung Electronics Co., Ltd. ("Samsung"), Huawei Technologies Co., Ltd. ("Huawei") and ShoreTel, Inc. ("ShoreTel").  Samsung and Huawei each entered into a non-exclusive fully paid license agreement for our Remote Power Patent for its full term.  ShoreTel entered into a non-exclusive license agreement for our Remote Power Patent for its full term and paid a license initiation fee and agreed to pay quarterly royalties based upon its sales of PoE products.

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

In July 2016, we also reached settlement agreements with Alcatel-Lucent USA, Inc. and Alcatel-Lucent Holdings Inc. (collectively, "Alcatel") and ALE, USA, Inc. ("ALE").  Under the terms of the settlement agreements, Alcatel and ALE received a non-exclusive fully paid license for our Remote Power Patent for its remaining life.  The aggregate consideration to be received by us from Alcatel and ALE for the fully-paid license is $4,200,000 of which $1,900,000 has been paid and the balance of $2,300,000 is payable in three equal quarterly payments beginning sixty (60) days after a ruling (which is pending) by the Court confirming the report and recommendation rendered by the Magistrate which found all of the asserted claims of our Remote Power Patent were not invalid.

On October 3, 2016, we entered a settlement agreement with Polycom, Inc. ("Polycom").  Under the terms of the settlement, Polycom entered into a non-exclusive license for our Remote Power Patent for its full term and is obligated to pay a license initiation fee of $5,000,000 for past sales of its Power over Ethernet ("PoE") products and ongoing royalties based on its sales of PoE products.  $2,000,000 of the license initiation fee was paid within 30 days and the balance will be paid in three annual installments of $1,000,000 beginning in October, 2017. Payments due in October 2018 and October 2019 need not be paid by Polycom if all asserted claims of the Remote Power Patent have been found invalid.  Such payments in October 2018 and October 2019 have not been included in our revenue for the year ended December 31, 2016.

As a result of the aforementioned settlements, the remaining four defendants in the litigation pending in the United States District Court for the Eastern District of Texas are Hewlett Packard Company, Inc., Juniper Networks, Inc., AXIS Communications Inc. and Avaya Inc.  The litigation is consolidated for pre-trial purposes and there will be a separate trial for each defendant.  On June 2, 2016, a Markman hearing on claim construction was held and oral argument also took place on defendants' motion for summary judgment that all asserted claims of our Remote Power Patent are invalid under 35 U.S.C. §325 for improper broadening.  On November 2, 2016, the Court issued its ruling on the Markman hearing and defendants' motion for summary judgment (the motion asserted that all claims of the Remote Power Patent were invalid for improper claim broadening).  The Court found that all of the original asserted claims of the Remote Power Patent survived the challenge and only one claim (Claim 23 obtained during a Reexamination of the Remote Power Patent at the USPTO in 2014) was invalid due to improper claim broadening.  On January 19, 2017, defendant Avaya Inc. filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.  As a result of the filing, our litigation against Avaya Inc. is currently subject to an automatic stay.  The litigation will continue against the three other remaining defendants.  On March 7, 2017, we made a motion for relief from the automatic stay in the United States District Court for the Southern District of New York which is pending.  The first of the trials for the defendants is scheduled to commence on November 6, 2017.

Mirror Worlds Patent Portfolio Litigation

On May 23, 2013, Mirror Worlds Technologies, LLC, our wholly-owned subsidiary, initiated patent litigation in the United States District Court for the Eastern District of Texas, Tyler Division, against Apple Inc., Microsoft Corporation, Hewlett-Packard Company, Lenovo Group Ltd., Lenovo (United States), Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics America, Inc. and Samsung Telecommunications America L.L.C., for infringement of U.S. Patent No. 6,006,227 (the "'227 Patent") (one of the patents we acquired as part of our acquisition of the Mirror Worlds Patent Portfolio – see Note H[2] to our financial statements included in this Annual Report).  We sought, among other things, monetary damages based upon reasonable royalties.  The lawsuit alleged that the defendants have infringed and continue to infringe the claims of the '227 Patent by making, selling, offering to sell and using infringing products including Mac OS and Windows operating systems and personal computers and tablets that include versions of those operating systems, and by encouraging others to make, sell, and use these products.  On December 10, 2013, the litigation was severed into two consolidated actions, Mirror Worlds v. Apple, Inc. (Case No. 6:13-cv-419), and Mirror Worlds v. Microsoft, et al. (Case No. 6:13-cv-941).

On November 6, 2015, we entered into a settlement agreement with Microsoft pursuant to which Microsoft (including its customers) received a non-exclusive fully paid license for our Mirror Worlds Patent Portfolio for its remaining life in consideration of a lump sum payment to us of $4,650,000.  In addition, as customers of Microsoft, the pending litigation was also dismissed against Hewlett-Packard Corporation, Lenovo Group Ltd., Lenovo, Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics of America, Inc. and Samsung Telecommunications America L.L.C.

On July 8, 2016, we entered into a settlement agreement with Apple Inc. in connection with litigation in the United States District Court for the Eastern District of Texas, for infringement of our '227 Patent.  Under the terms of the settlement agreement, Apple received a fully paid non-exclusive license to the '227 Patent for its full term (which expired in June 2016), along with certain rights to other patents in our patent portfolio.  We received $25,000,000 from Apple for the settlement and fully paid non-exclusive license.

Cox Patent Portfolio – Google and YouTube Legal Proceedings

On April 4, 2014, we initiated litigation against Google Inc. ("Google") and YouTube, LLC ("YouTube") in the United States District Court for the Southern District of New York for infringement of several of our patents within our Cox Patent Portfolio which relate to the identification of media content on the Internet.  The lawsuit alleges that Google and YouTube have infringed and continue to infringe certain of our patents by making, using, selling and offering to sell unlicensed systems and related products and services, which include YouTube's Content ID system.  In May 2014, the defendants filed an answer to our complaint and asserted defenses of non-infringement and invalidity.

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

The above referenced litigations that we commenced in the United States District Court for the Southern District of New York in April 2014 and December 2014 against Google and YouTube are currently subject to a court ordered stay which has been in effect since July 2015 as a result of proceedings at the Patent Trial and Appeal Board (PTAB) and the pending appeals of PTAB Final Written Decisions to the United States District Court of Appeals for the Federal Circuit as described below.

In December 2014, Google filed four petitions to institute Inter Partes Review proceedings (the "IPRs") at the PTAB pertaining to certain patents within our Cox Patent Portfolio.  In each of the IPRs, Google sought to invalidate certain claims of our patents within our Cox Patent Portfolio which have been asserted in our litigations against Google and YouTube pending in the United States District Court for the Southern District of New York as described above.  On June 23, 2015, the PTAB issued an order instituting each of the four IPR petitions for oral hearing.  The consolidated oral hearing was held on March 9, 2016.  On June 20, 2016, the PTAB issued its Final Written Decisions in the four pending IPRs finding eighty-six (86) claims "not unpatentable" (valid) and in total, one hundred nineteen (119) out of one hundred and twenty-nine (129) or 92% of the challenged claims of the patents survived.  None of our asserted claims in the pending litigations against Google and YouTube were found invalid.  On August 18, 2016, Google filed Notices of Appeal to appeal the PTAB's Final Written Decisions on the IPRs to the United States Court of Appeals for the Federal Circuit and the appeal is pending.

On April 13, 2015, Google filed a Petition for Covered Business Method Review (CBM) at the PTAB seeking to invalidate claims pertaining to our U.S. Patent No. 8,904,464, the patent asserted in our litigation against Google and YouTube filed on December 3, 2014 as referenced above.  On October 19, 2015, the PTAB issued an order instituting the Covered Business Method Review for oral hearing.  The oral hearing was held on May 11, 2016.  On October 18, 2016, the PTAB issued its Final Written Decision in favor of us with respect to the CBM and ruled that Google had failed to show that any of the thirty-four (34) claims of our U.S. Patent 8,904,464 were unpatentable.  On December 20, 2016, Google filed a Notice of Appeal to appeal the PTAB's Final Written Decision on the CBM to the United States Court of Appeals for the Federal Circuit and the appeal is pending.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our common stock is listed for trading on the NYSE MKT market under the symbol "NTIP".  The following table sets forth, for the periods indicated, the range of the high and low sales prices for our common stock as reported by the NYSE MKT market.

YEAR ENDED DECEMBER 31, 2016	HIGH	LOW

Fourth Quarter	$3.50	$2.50
Third Quarter	$3.29	$2.33
Second Quarter	$2.96	$1.90
First Quarter	$2.17	$1.70

YEAR ENDING DECEMBER 31, 2015	HIGH	LOW

Fourth Quarter	$2.32	$1.74
Third Quarter	$2.99	$1.49
Second Quarter	$2.40	$1.59
First Quarter	$2.39	$2.01

On March 16, 2017, the closing price for our common stock as reported on the NYSE MKT market was $4.40 per share. The number of record holders of our common stock was 51 as of March 15, 2017. In addition, we believe there are in excess of approximately 1,400 holders of our common stock in "street name" as of March 15, 2017.

Dividend Policy.  We did not pay any dividends to our stockholders during the year ended December 31, 2016 or in any prior years except for a special dividend of $0.10 per share paid in December 2010.  On December 8, 2016, our Board of Directors approved the initiation of a dividend policy.  The dividend policy provides for the payment of a regular semi-annual dividend of $0.05 per common share ($0.10 per common share annually) commencing in 2017.  We anticipate paying the semi-annual dividends in March and September of each year.  It is anticipated that the semi-annual regular dividend will continue to be paid through March 2020 (the expiration of our Remote Power Patent) provided that we continue to receive royalties from licensees of our Remote Power Patent.  On February 2, 2017, our Board declared the initial semi-annual dividend to be paid on March 24, 2017 to all holders of record as of March 3, 2017.

Recent Issuances of Unregistered Securities.  There were no unregistered sales of equity securities during the quarter ended December 31, 2016.

Issuer Purchases of Equity Securities.  On August 22, 2011, we announced that our Board of Directors approved a share repurchase program to repurchase up to $2,000,000 of shares of our common stock over the next 12 months ("Share Repurchase Program").  On June 9, 2015, our Board of Directors authorized its fifth increase to our Share Repurchase Program to repurchase up to an additional $2,000,000 of our common stock over the subsequent 12 month period (for a total of up to $14,000,000 since inception of the Share Repurchase Program).  On June 9, 2016, our Board of Directors authorized the extension of the Share Repurchase Program to repurchase up to $2,654,000 of shares of our common stock over the subsequent 12 month period.  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in our discretion.  The timing and amount of the shares repurchased will be determined by management based on its evaluation of market conditions and other factors.  The repurchase program may be increased, suspended or discontinued at any time.

During the months of October, November and December 2016, we repurchased common stock pursuant to our Share Repurchase Program as indicated below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares) that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 to October 31, 2016	—	—	—	$2,654,102
November 1, 2016 to November 30, 2016	42,900	$2.75	42,900	$2,536,127
December 1, 2016 to December 31, 2016	—	—	—	$2,536,127
Total	42,900	$2.75	42,900

During the year ended December 31, 2016, we repurchased an aggregate of 43,400 shares of our common stock pursuant to our Share Repurchase Program at a cost of $119,045 (exclusive of commissions) or an average price per share of $2.74.

Since inception of our Share Repurchase Program (August 2011) through March 1, 2017, we have repurchased an aggregate of 6,926,004 shares of our common stock at a cost of $11,463,873 (exclusive of commissions) or an average per share price of $1.66.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2016.

	(a) Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (a)
Equity compensation plans approved by security holders	1,275,000(1)	$1.84(3)	1,325,000
Equity compensation plans not approved by security holders	1,925,000(2)	$1.18	—
Total	3,200,000	$1.29 (3)	1,325,000

(1)	Includes 385,000 shares of our common stock issuable upon exercise of outstanding stock options and 890,000 shares issuable upon vesting of outstanding restricted stock units.

(2)
Represents aggregate individual option grants outside of, and prior to the establishment of, the 2013 Stock Incentive Plan in October 2013 referred to in the above table which represents individual option grants issued to our officers, directors, employees and consultants in consideration for certain services rendered to us.  The option agreements pertaining to such individual option grants contain customary anti-dilution provisions.

(3)	Does not take into account outstanding restricted stock units as these awards have no exercise price.

Our 2013 Stock Incentive Plan ("2013 Plan") provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock, (d) stock appreciation rights, and (e) other stock-based awards including restricted stock units.  Awards under the 2013 Plan may be granted singly, in combination, or in tandem.  Subject to standard anti-dilution adjustments as provided in the 2013 Plan, the 2013 Plan provides for an aggregate of 2,600,000 shares of the Company's common stock to be available for distribution pursuant to the 2013 Plan.  The Compensation Committee (or the Board of Directors) will generally have the authority to administer the 2013 Plan, determine participants who will be granted awards under the 2013 Plan, the size and types of awards, the terms and conditions of awards and the form and content of the award agreements representing awards.  Awards under the 2013 Plan may be granted to our employees, directors and consultants.  As of December 31, 2016, there were options to purchase an aggregate of 385,000 shares outstanding and 890,000 shares issuable upon vesting of outstanding restricted stock units granted under the 2013 Plan.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our principal business is the development, licensing and protection of our intellectual property assets.  We presently own thirty-three (33) patents including (i) our Remote Power Patent covering the delivery of power over Ethernet cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) our Mirror Worlds Patent Portfolio relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) our Cox Patent Portfolio relating to enabling technology for identifying media content on the Internet and taking further action to be performed based on such identification; and (iv) our QoS Patents covering systems and methods for the transmission of audio, video and data in order to achieve high quality of service (QoS) over computer and telephony networks.  In addition, we continually review opportunities to acquire or license additional intellectual property.

We have been actively engaged in the licensing of our Remote Power Patent (U.S. Patent No. 6,218,930).  As of March 1, 2017, we have twenty-four (24) licensees for our Remote Power Patent which, among others, include license agreements with Cisco Systems, Inc., Extreme Networks, Inc., Netgear, Inc., Microsemi Corporation, Motorola Solutions, Inc., NEC Corporation, Samsung Electronics Co., Ltd., Dell, Inc., Huawei Technologies Co., Ltd., ShoreTel, Inc. and Polycom, Inc. and several other major data networking equipment manufacturers.  Our current strategy includes continuing our licensing efforts with respect to our Remote Power Patent and our efforts to monetize our Cox Patent Portfolio and our Mirror Worlds Patent Portfolio which we acquired in 2013.  In addition, we continue to seek to acquire additional intellectual property assets to develop, commercialize, license or otherwise monetize such intellectual property.  Our strategy includes working with inventors and patent owners to assist in the development and monetization of their patented technologies.  We may also enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.

Our acquisition strategy focuses on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as we have achieved with respect to our Remote Power Patent and Mirror Worlds Patent Portfolio.  Our Remote Power Patent generated licensing revenue in excess of $105,000,000 from May 2007 through December 31, 2016.  As a result of our acquisition of the Mirror Worlds Patent Portfolio in May 2013, we achieved licensing and other revenue of an aggregate of $47,150,000 through December 31, 2016 (see Note J[4] and Note K to our consolidated financial statements in this Annual Report).

At December 31, 2016, our principal sources of liquidity consisted of cash and cash equivalents of $50,918,000 and working capital of $51,415,000.  We  believe based on our current cash position and projected licensing revenue from existing licensees that we will have sufficient cash to fund our operations  for the foreseeable future.  Based on our cash position, we continually review opportunities to acquire additional intellectual property as well as evaluate other strategic alternatives.

On December 9, 2016, we announced that our Board of Directors approved the initiation of a dividend policy.  The policy provides for the payment of regular semi-annual dividends of $0.05 per common share ($0.10 per common share annually) which are anticipated to be paid in March and September of each year.  It is anticipated that the semi-annual dividend will continue to be paid through March 2020 (expiration of Network-1's Remote Power Patent) provided that we continue to receive royalties from licensees of our Remote Power Patent.  On February 2, 2017, our Board of Directors declared an initial semi-annual dividend $0.05 per common share which will be paid on March 24, 2017 to all shareholders of record on March 3, 2017.

Our revenue from our patent licensing and enforcement business is generated from license agreements entered into as a result of settlements or judgments (after a jury verdict).  Generally, in the event of settlement of litigation related to our assertion of patent infringement involving our intellectual property, defendants will either pay (i) a lump sum payment for a non-exclusive fully-paid license (a "Fully-Paid License"), or (ii) a lump sum payment (license initiation fee) together with an ongoing obligation to pay quarterly or monthly royalties to us for the life of the licensed patent (a "Royalty Bearing License").

Royalty Bearing Licenses

We currently have Royalty Bearing Licenses for our Remote Power Patent with sixteen (16) licensees pursuant to which such licensees are obligated to pay us ongoing royalties on a quarterly or monthly basis for the life of our Remote Power Patent (March 2020).  Revenue from ongoing royalties from our Royalty Bearing Licenses was $10,788,000 during the year ended December 31, 2016 as compared to $10,125,000 for the year ended December 31, 2015.  Royalty Bearing Licensees increased from thirteen (13) to sixteen (16) licensees during the year ended December 31, 2016.  Cisco is our largest Royalty Bearing Licensee.  Cisco constituted 76% and 83% of our ongoing royalty revenue from our Royalty Bearing Licenses for the years ended December 31, 2016 and December 31, 2015.  Due to our annual royalty rate structure with Cisco which includes declining rates as the volume of PoE products sales increase during the year, royalties from Cisco are typically highest in the first quarter of the calendar year and decline for each of the remaining calendar quarters of the year.

The obligation of our licensees to continue to make ongoing royalty payments to us from Royalty Bearing Licenses is contingent upon the continued validity of certain claims of our Remote Power Patent.  The validity of our Remote Power Patent is currently at issue in our pending litigation against four data equipment manufacturers in the United States District Court for the Eastern District of Texas (see "Legal Proceedings" at pages 27-28 hereof).  If certain claims of our Remote Power Patent are ultimately determined to be invalid, such a determination would have a material adverse effect on our business, financial condition and results of operations as our revenue stream is largely dependent upon the continued validity of our Remote Power Patent.

Litigation Settlements

Licensing revenue from litigation settlements (exclusive of ongoing royalty obligations pursuant to Royalty Bearing Licenses) was $36,800,000 for the year ended December 31, 2016 as compared to $6,440,000 for the year ended December 31, 2015.  With respect to litigation settlements (exclusive of ongoing royalty obligations pursuant to Royalty Bearing Licenses) related to our Remote Power Patent, for the year ended December 31, 2016 we recognized licensing revenue of $11,800,000 including settlement payments from Dell, Alcatel and ALE, USA Polycom, Inc. and Sony Corporation (See "Legal Proceedings at pages 27-28 hereof).  With respect to litigation settlements related to our Mirror Worlds Patent Portfolio, for the year ended December 31, 2016 we received aggregate settlement payments of $42,500,000 consisting of a Fully Paid License with Apple Inc. of $25,000,000 (see "Legal Proceedings" at pages 28-29 hereof) and $17,500,000 in settlement of a professional liability claim (see page 21 hereof).

Pending Litigation

We currently have pending patent infringement litigations involving our Remote Power Patent and certain patents within our Cox Patent Portfolio.

In September 2011, we initiated patent litigation against sixteen (16) data equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  We have since settled the litigation against twelve (12) of the defendants.  The remaining four defendants in the litigation are Hewlett Packard Company, Inc., Juniper Networks, Inc., Avaya Inc. and AXIS Communications, Inc.  The first of the trials for the defendants is scheduled to commence on November 6, 2017 (see "Legal Proceedings" at pages 27-28 hereof).

In April, 2014 and December, 2014, we initiated patent infringement litigation against Google Inc. and YouTube, LLC in the United States District Court for the Southern District of New York for infringement of several patents within our Cox Patent Portfolio (see "Legal Proceedings" at page 29 hereof).  These litigations are currently subject to a court ordered stay pending appeal to the United States Court of Appeals for the Federal Circuit of Final Written Decisions of the Patent Trial and Appeal Board (PTAB) of the USPTO in our favor relating to four Inter Partes Review proceedings and a Covered Business Method Review (CBM) instituted by Google (see "Legal Proceedings" at page 30 of this Annual Report).

Taxes

We utilized our remaining net operating loss carry-forwards ("NOLs") of approximately $20.7 million during the three month period ended September 30, 2016.  Current federal, state and local income taxes of $4,187,000 were recorded for the year ended December 31, 2016.  The remaining deferred tax assets of $207,000 relate to temporary (timing) differences with respect to options, warrants and restricted stock units.

The personal holding company ("PHC") rules under the Internal Revenue Code impose a 20% tax on a PHC's undistributed personal holding company income ("PHC Income", which means, in general, taxable income subject to certain adjustments).  For a corporation to be classified as a PHC, it must satisfy two tests: (i) that more than 50% in value of its outstanding shares must be owned directly or indirectly by 5 or fewer individuals at anytime during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the "Ownership Test") and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the "Income Test").  During the second half of 2016 (as well as prior years), we did not meet the Ownership Test.  Due to the significant number of shares held by our largest shareholders, we will continually assess our share ownership to determine whether it meets the Ownership Test.  If the Ownership Test were met and the income generated by us were determined to constitute "royalties" within the meaning of the Income Test, we would constitute a PHC and we would be subject to a 20% tax on the amount of any PHC Income that we do not distribute to our shareholders.

RESULTS OF OPERATIONS

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenue.  We had revenue of $65,088,000 for the year ended December 31, 2016 ("2016") as compared to revenue of $16,565,000 for the year ended December 31, 2015 ("2015").  The increase in revenue of $48,523,000 for 2016 was due primarily to an increase in licensing revenue of $30,360,000 from license agreements related to litigation settlements (see Note J[1] and Note J[4] to our consolidated financial statements included in this Annual Report) as well as our $17,500,000 settlement of a professional liability claim (see Note K to our consolidated financial statements included in this Annual Report).  Revenue from our ongoing Royalty Bearing Licenses (exclusive of lump sum payments or license initiation fees from litigation settlements) for our Remote Power Patent increased by $663,000 or 6.5% from $10,125,000 to $10,788,000 for 2016 compared to 2015.

Operating Expenses.  Operating expenses for 2016 were $32,988,000 as compared to $12,638,000 for 2015.  The increase in operating expenses of $20,350,000 was primarily due to an increase in costs of revenue of $20,288,000 associated with increased litigation settlements of $30,360,000 and our $17,500,000 professional liability settlement (see Note J and Note K to our consolidated financial statements included in this Annual Report)  We had costs of revenue of $25,794,000 and $5,506,000 for 2016 and 2015, respectively.  Included in the costs of revenue for 2016 were contingent legal fees of $18,196,000 (see Note H[1] to our consolidated financial statements included herein), other contractual payments related to net proceeds from settlements of $3,345,000 (see Note H[2] to our consolidated financial statements included herein) and $4,252,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note I[1] to our consolidated financial statements included in this Annual Report).  Included in the costs of revenue for 2015 were contingent legal fees of $4,564,000 payable to our patent litigation counsel and $886,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.

General and administrative expenses decreased by $92,000 from $2,874,000 for 2015 to $2,782,000 for 2016, due primarily to increased expenses during 2015 consisting of a write-off of our investment in Lifestreams of $576,000 (see Note D to our consolidated financial statements included herein) and termination of our services agreement resulting in an expense of $261,000 (see Note H[4] to our consolidated financial statements included herein).  Amortization of patents was $813,000 for 2016 as compared to $1,655,000 for 2015.  Stock-based compensation expense related to the issuance of restricted stock units and the vesting of stock options was $509,000 for 2016 as compared to $272,000 for the issuance of stock options for 2015.  We also had contingent patent cost of $500,000 for 2016.  Professional fees and related costs were $2,590,000 for the 2016 as compared to $2,331,000 for 2015.

Interest Income.  Interest income for 2016 was $61,000 as compared to interest income of $58,000 for 2015.

Operating Income. We had operating income of $32,100,000 for 2016 compared with operating income of $3,927,000 for 2015.  The increased operating income of $28,173,000 for 2016 was primarily due to an increase in licensing revenue of $30,360,000 from litigation settlements and revenue of $17,500,000 from settlement of a professional liability claim (see Note J and Note K to our consolidated financial statements included in this Annual Report).

Current Taxes.  Current federal, state and local income taxes of $4,187,000 and $93,000 were recorded for 2016 and 2015, respectively.

Deferred Tax Expense.  We recorded deferred tax expense (benefit) of $4,751,000 and $(215,000) for 2016 and 2015, respectively.  The increase for 2016 of $4,966,000 was due to utilization of NOLs in connection with the significant increase in taxable income.  At December 31, 2015, we had deferred tax assets of $4,958,000 which was reduced by current tax provision of $7,031,000 and offset by full relief of the valuation allowance of $2,280,000 for the year ended December 31, 2016.  At December 31, 2016, we had deferred tax assets of $207,000 relating to temporary (timing) differences on options, warrants and restricted stock units.

Net Income.  As a result of the foregoing, we realized net income of $23,223,000 or $1.00 per share (basic) and $0.93 per share (diluted) for 2016 compared with net income of $4,107,000 or $0.17 per share (basic and diluted) for 2015.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from revenue from licensing our patents.  At December 31, 2016, our principal sources of liquidity consisted of cash and cash equivalents of $50,918,000 and working capital of $51,415,000.  We believe based on our current cash position and projected licensing revenue from our existing license agreements that we will have sufficient cash to fund our operations for the foreseeable future.

Working capital increased by $29,704,000 to $51,415,000 at December 31, 2016 as compared to working capital of $21,711,000 at December 31, 2015.  The increase in working capital for 2016 was primarily due to an increase of $30,310,000 of cash and cash equivalents primarily as a result of licensing revenue of $36,800,000 from litigation settlements (exclusive of ongoing royalty obligations) and revenue of $17,500,000 from settlement of a professional liability claim.

Net cash provided by operating activities for 2016 increased by $24,273,000 from $5,633,000 for 2015 to $29,906,000 for 2016.  The increase in net cash provided by operating activities for 2016 was primarily due to net income of $23,223,000, a reduction in our deferred taxes of $4,751,000 and an increase in accrued expenses of $3,002,000 offset by an increase in prepaid income taxes of $1,195,000 and an increase in royalty receivables of $1,342,000.

Net cash used in investing activities for 2016 and 2015 was $42,000 and $75,000, respectively, related to the purchase of patents.

Net cash provided by (used in) financing activities for 2016 and 2015 was $446,000 and $(2,612,000), respectively, primarily from the exercise of stock options and warrants in 2016 and our repurchase of common stock as part of our share repurchase program in 2015.

We maintain our cash primarily in money market accounts.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities except for a lease obligation set forth in Note H[5] to our consolidated financial statements included in this Annual Report.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition, results of operations, and cash flows are based on our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of financial statements included in this Annual Report on Form 10-K requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of our consolidated financial statements include deferred income taxes, income tax payable, valuation of warrants and stock-based payments, accrued expenses and valuation of marketable securities.  Actual results could be materially different from those estimates, upon which the carrying values were based.

Our critical accounting policies include:

•	Revenue recognition;

•	Patents;

•	Income Taxes

•	Impairment of long lived assets; and

•	Stock based compensation.

Revenue Recognition

We recognize revenue received from the licensing of our intellectual property and other related intellectual property activities.  Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the license or other applicable agreement, (iii) amounts are fixed or determinable, and (iv) collectability of amounts is reasonably assured.  We rely on royalty reports received from third party licensees to record our revenue.  From time to time we may audit or otherwise dispute royalties reported from our licensees. Any adjusted royalty revenue as a result of such audits or dispute is recorded by us in the period in which such adjustment is agreed to by us and the licensee or otherwise determined.

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

Income Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740, "Income Taxes" (ASC 740), which requires us to use the assets and liability method of accounting for income taxes. Under the assets and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forwards. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

Impairment of long-lived assets

Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.  Accordingly, we record impairment losses on long-lived assets used in operations or expected to be disposed of when indicators of impairment exist and the undiscounted cash flows expected to be derived from those assets are less than carrying amounts of these assets.  At December 31, 2016 and December 31, 2015, there was no impairment to our patents.

Stock-based compensation

We account for our stock-based compensation awards to employees and directors in accordance with FASB ASC Topic 718, Compensation - Stock Compensation ("ASC 718"). ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock units, to be recognized in the consolidated statements of income and comprehensive income (loss) based on their grant date fair values. Compensation expense related to awards to employees is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Share-based payments issued to non-employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period and are expensed using an accelerated attribution model. We use the Black-Scholes option pricing model to determine the grant date fair value of options granted.  The fair value of restricted stock units is determined based on the number of shares granted and either the quoted market price of our common stock on the date of grant for time-based and performance-based awards, or the fair value on the date of grant using the Monte Carlo Simulation model for market-based awards.

Effect of New Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230, Statement of Cash Flows. This ASU provides guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted.  We do not believe that the adoption of the ASU will have a material impact on our consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting (ASU 2016-09) to simplify the accounting for share-based payment transactions, including the income tax consequences, to provide an option to recognize gross share-based compensation expense with actual forfeitures recognized as they occur, as well as to define certain classifications on the statement of cash flows. This guidance will be effective for us in the first quarter of 2017, and early adoption is permitted.  We are in the process of estimating the impact of adopting this new standard on our consolidated financial statements and related disclosures.  We do not believe that this guidance will have a material impact on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, and requires a lessee to recognize assets and liabilities for leases with a maximum possible term of more than 12 months. A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. Early application is permitted. We do not believe the adoption of this accounting standard will have a material impact on our consolidated financial statements.

In May 2014, FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU No. 2014-09 provides for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance.  The new revenue standard allows for either full retrospective or modified retrospective application.  We are required to adopt the amendments in ASU No. 2014-09 using one of the two acceptable methods.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU No. 2014-09 to annual periods beginning after December 2017, along with an option to permit early adoption as of the original effective date.  In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends the guidance in 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property.  The ASU does not change the core principle of the guidance in Topic 606. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. The effective date and transition requirements for the ASUs are the same as the effective date and transition requirements in Topic 606. Public entities should apply the ASUs for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  We expect to complete our assessment process, including identifying our performance obligations and selecting a transition method for adoption, by the end of the second quarter of 2017 along with our implementation process prior to the adoption of this ASU on January 1, 2018.

Accounting Standards Adopted in 2016

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740); Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet.  The updated standard is effective beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. Effective January 1, 2016, the Company elected to adopt early the standard and classify the deferred tax assets as non-current assets on our consolidated balance sheets.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required hereby are located on pages F-1 through F-25 which follow Part III.

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

Management, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of the end of the period covered by this report.

(ii)   Attestation Report of Registered Public Accounting Firm

We are a "smaller reporting company" as defined in Rule 12b-2 promulgated under the Securities Act of 1934, as amended, and as such, are not required to provide the information contained in this sub-section pursuant to Item 308(b) of Regulation S-K.  Accordingly, this Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

(iii)   Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NAME	AGE	POSITION
Corey M. Horowitz	62	Chairman, Chief Executive Officer and Chairman of the Board of Directors
David C. Kahn	65	Chief Financial Officer, Secretary and a Director
Jonathan Greene	55	Executive Vice President
Emanuel Pearlman	56	Director
Niv Harizman	52	Director
Allison Hoffman	46	Director

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

Emanuel Pearlman became a director of our company in January 2012.  Mr. Pearlman currently serves as Chairman and CEO of Liberation Investment Group, LLC, a New York based investment management and financial consulting firm, a position he has held since January 2003.  Mr. Pearlman serves as Executive Chairman of the Board of Empire Resorts, Inc. (NASDAQ:NYNY), a position he has held since June 1, 2016.  From September 2010 to May 2016, he served as Chairman of the Board of Empire Resorts, Inc. and as a director since May 2010.  He currently serves as Chairman of the Strategic Development Committee of Empire Resorts, Inc.  Mr. Pearlman also previously served on the Audit, Compensation, Corporate Governance and Regulatory Compliance Committees of Empire Resorts, Inc. From January 2012 to January 2013, Mr. Pearlman served on the board of directors of Dune Energy, Inc. (OTCBB: DUNR.OB) as Chairman of the Nominating and Governance Committee.  From October 2006 to March 2010, Mr. Pearlman served on the board of directors of Multimedia Games, Inc. (NASDAQ: MGAM).  Mr. Pearlman was previously a director of Network-1 from December 1999 to December 2002.  We believe Mr. Pearlman's qualifications to serve on our Board include his significant investment and financial experience and expertise combined with his Board experience.

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

Allison Hoffman became a director of our company in December 2012.  Since January 2016, Ms. Hoffman has served as Chief Legal Officer and Chief Talent Officer at Intersection Parent, Inc., an urban experience company that utilizes technology to make cities better, including bringing free Wi-Fi throughout New York City.  From September 2013 to December 2015, Ms. Hoffman served as Executive Vice President, General Counsel and Corporate Secretary of Martha Stewart Living Omnimedia, Inc. (NYSE:MSO), a media and merchandising company providing consumers with high quality life style content and products.  From December 2012 until September 2013, she provided legal services to Martha Stewart Living Omnimedia, Inc.  From January 2007 until September 2012, Ms. Hoffman served as Senior Vice President, Chief Legal Officer and Secretary of ALM Media, LLC, a leading provider of specialized news and information for the legal and commercial real estate sectors.

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

Audit Committee

Our Board of Directors has a separately standing audit committee in accordance with Section 10A-3 of the Securities Exchange Act of 1934, as amended, and Section 803B of the NYSE MKT LLC Company Guide consisting of Emanuel Pearlman (Chairman) and Allison Hoffman.  Our Board of Directors has determined that Emanuel Pearlman and Allison Hoffman each qualify as an audit committee financial expert under applicable SEC rules.  Mr. Pearlman and Ms. Hoffman also qualify as "independent" as independence for audit committee members is defined under 10A-3 under the Securities Exchange Act of 1934, as amended, and Section 803B(2) of the NYSE MKT LLC Company Guide.

The Audit Committee is appointed by our Board of Directors to provide assistance to the Board in fulfilling its oversight responsibility with respect to, among other things, (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) selecting and evaluating the qualifications and independence of our independent registered public accounting firm, (iv) evaluating the performance of our internal audit function and independent registered public accounting firm, and (v) our internal controls and procedures.

Compensation Committee

The Compensation Committee consists of Allison Hoffman (Chairperson) and Niv Harizman.  The Compensation Committee is appointed by our Board of Directors to assist the Board in carrying out the Board's responsibilities relating to compensation of our executive officers and directors.  The Committee has overall responsibility for evaluating and approving the officer and director compensation plans, policies and our programs.

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

Strategic Development Committee

We also have a Strategic Development Committee to assist our Chairman and Chief Executive Officer in strategic development and planning of our business relating to identifying potential strategic partners, the acquisition of new IP and other acquisition opportunities.  The Committee also assists in capital markets related activities.  Niv Harizman is the sole member of the Strategic Development Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely on review of the copies of such forms furnished to us or amendments thereto, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) stockholders were complied with during 2016 except for a Form 4 for Jonathan Greene, our Executive Vice President, filed one day late on March 10, 2016.

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes compensation for the years ended December 31, 2016 and December 31, 2015, awarded to, earned by or paid to our Chief Executive Officer ("CEO") and to each of our executive officers who received total compensation in excess of $100,000 for the year ended December 31, 2016 for services rendered in all capacities to us (collectively, the "Named Executive Officers").

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards($)(3)		Option Awards (4)	All Other Compensation ($)(1)		Total($)
Corey M. Horowitz	2016	$440,000	$4,902,000	(2)	$1,696,000	(3)	$—	$35,000	(5)	$7,073,000
Chairman and Chief	2015	$415,000	$1,086,000	(2)	$—		$108,000	$35,000	(4)	$1,644,000
Executive Officer
David C. Kahn	2016	$166,000	$75,000		$124,000		$—	$33,375	(6)	$398,315
Chief Financial Officer	2015	$157,500	$30,000		$—		$13,000	$22,890	(6)	$223,390
Jonathan Greene	2016	$200,000	$125,000		$124,000		$—	$33,375	(7)	$482,375
Executive Vice President	2015	$200,000	$40,000		$—		$13,000	$33,375	(7)	$286,375

(1)	We have concluded that the aggregate amount of perquisites and other personal benefits paid in 2016 and 2015 to either Mr. Horowitz, Mr. Kahn or Mr. Greene did not exceed $10,000.
(2)
Mr. Horowitz received the following cash incentive bonus payments for 2016: (i) an annual discretionary bonus of $650,000 and (ii) incentive bonus compensation of $4,252,000 pursuant to his employment agreement (see "Employment Agreements-Termination of Employment and Change In-Control Arrangements" below). Mr. Horowitz received the following cash incentive bonus payments for 2015: (i) an annual discretionary bonus of $200,000 and (ii) incentive bonus compensation of $886,000 pursuant to his employment agreement.

(3)
The amounts in this column represent the aggregate grant date fair value of restricted stock units awards granted to the Named Executive Officers computed in accordance with FASB ASC Topic 718.  In accordance with SEC rules, the grant date fair value of an award that is subject to a performance condition is based on the probable outcome of the performance condition. See Note G[1] to our consolidated financial statements included in this Annual Report for a discussion of the assumptions made by the Company in determining the grant date fair value.

(4)
The amounts in this column represent the aggregate grant date fair value of option awards granted to the Named Executive Officers in accordance with FASB ASC Topic 718.  See Note G[2] to our consolidated financial statements included in this Annual Report for a discussion of the assumptions in determining the grant date fair value made by the Company.

(5)	Includes 401K matching funds contributions by the Company and profit sharing under the Company's 401k Plan for the benefit of Mr. Horowitz of $35,000 and $35,400 for 2016 and 2015, respectively.
(6)	Includes 401K matching funds contributions by the Company and profit sharing under the Company's 401k Plan for the benefit of Mr. Kahn of $33,375 for 2016 and $22,800 for 2015.
(7)	Represents 401K matching funds contributions by the Company and profit sharing under the Company's 401k Plan for the benefit of Mr. Greene of $33,375 for 2016 and $33,375 for 2015.

Narrative Disclosure to Summary Compensation Table

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

On July 14, 2016, we entered into a new employment agreement ("Agreement") with Corey M. Horowitz, our Chairman and Chief Executive Officer, pursuant to which he continues to serve as Chairman and Chief Executive Officer for a five year term, at an annual base salary of $475,000 which shall be increased by 3% per annum during the term of the Agreement.  The Agreement established an annual target bonus of $175,000 for the Chairman and Chief Executive Officer based upon performance.  In addition, we granted to the Chairman and Chief Executive Officer, under our 2013 Plan, 750,000 restricted stock units (the "RSUs", each RSU awarded by us represents a contingent right to receive one share of our common stock) which vest in three tranches, as follows: (i) 250,000 RSUs shall vest on July 14, 2018, subject to Mr. Horowitz's continued employment by us through the vesting date (the "Employment Condition"); (ii) 250,000 RSUs shall vest at any time beginning July 14, 2018 through July 14, 2021 in equal annual installments for the remaining term of employment, subject to (1) the Employment Condition being satisfied through each such annual vesting date and (2) our common stock achieving a closing price (for 20 consecutive trading days) of a minimum of $3.25 per share (subject to adjustment for stock splits) at any time during the term of employment; and (iii) 250,000 RSUs vest at any time beginning July 14, 2018 through July 14, 2021 in equal annual installments for the remaining term of employment subject to (1) the Employment Condition being satisfied through each such annual vesting date and (2) our common stock achieving a closing price (for 20 consecutive trading days) of a minimum of $4.25 per share (subject to adjustment for stock splits) at any time during the term of employment. Notwithstanding the aforementioned, in the event of a Change of Control (as defined), a Termination Other Than for Cause (as defined), or a termination of employment for Good Reason (as defined), all of the 750,000 RSUs shall accelerate and become immediately fully vested.  All RSUs granted by us to our officers, directors or consultants have dividend equivalent rights.

Under the terms of the Agreement, so long as Mr. Horowitz continues to serve as an executive officer of the Company, whether pursuant to the Agreement or otherwise, Mr. Horowitz shall also receive incentive compensation in an amount equal to 5% of the Company's gross royalties or other payments from Licensing Activities (as defined) (without deduction of legal fees or any other expenses) with respect to our Remote Power Patent and a 10% net interest (gross royalties and other payments after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of our royalties and other payments relating to Licensing Activities with respect to patents other than the Remote Power Patent (including our Mirror Worlds Patent Portfolio and Cox Patent Portfolio) (collectively, the "Incentive Compensation").  During the year ended December 31, 2016 and December 31, 2015, Mr. Horowitz earned Incentive Compensation of $4,252,000 and $886,000, respectively.  The Incentive Compensation shall continue to be paid to Mr. Horowitz for the life of each of our patents with respect to licenses entered into with third parties during the term of his employment or at anytime thereafter, whether he is employed by us or not; provided, that, the employment of Mr. Horowitz has not been terminated by us "For Cause" (as defined) or terminated by him without "Good Reason" (as defined).  In the event of a merger or sale of substantially all of our assets, we have the option to extinguish the right of Mr. Horowitz to receive future Incentive Compensation by payment to him of a lump sum payment, in an amount equal to the fair market value of such future interest as determined by an independent third party expert if the parties do not reach agreement as to such value.  In the event that Mr. Horowitz's employment is terminated by us "Other Than For Cause" (as defined) or by him for "Good Reason" (as defined), Mr. Horowitz shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) a pro-rated portion of the $175,000 target bonus provided bonus criteria have been satisfied on a pro-rated basis through the calendar quarter in which the termination occurs and (iii) accelerated vesting of all unvested options, RSUs or other awards.

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

David Kahn serves as our Chief Financial Officer on an at-will basis pursuant to an offer letter, dated April 9, 2014, at an annual base salary of $175,000 (increased in June 2016 from $157,000).  Mr. Kahn received an annual bonus of $75,000 for the year ended December 31, 2016 and $30,000 for December 31, 2015.  In connection with the offer letter, Mr. Kahn was issued, under our 2013 Plan, a 5-year stock option to purchase 50,000 shares of the common stock, at an exercise price of $1.65 per share, which option vested in two equal amounts (25,000 shares each) on each of December 31, 2014 and December 31, 2015.  On June 9, 2016, Mr. Kahn was granted 50,000 restricted stock units (RSUs) under our 2013 Plan (each RSU represents a contingent right to receive one share of our common stock).  Each such RSU vests 50% on the one year anniversary of the grant (June of 2017) and 50% on the two year anniversary of grant (June 9, 2018).  In addition, in the event Mr. Kahn's employment is terminated without "Good Cause" (as defined), he shall receive (i) (a) 6 months base salary or (b) 12 months base salary in the event of a termination without "Good Cause" within 6 months following a "Change of Control" of the Company (as defined) and (ii) accelerated vesting of all remaining unvested shares underlying his options or any other awards he may receive in the future.

Jonathan Greene serves as our Executive Vice President on an at-will basis at an annual base salary of $200,000.  Mr. Greene received an annual bonus of $125,000 for the year ended December 31, 2016 and $40,000 for the year ended December 31, 2015.  On June 9, 2016, Mr. Greene was granted 50,000 restricted stock units (RSUs) under our 2013 Plan (each RSU represents a contingent right to receive one share of our common stock).  The RSUs vest 50% on the one year anniversary of grant (June 9, 2017) and 50% of the two year anniversary of grant (June 9, 2018).

During the year ended December 31, 2016, David Kahn, our Chief Financial Officer, exercised a stock option to purchase 100,000 shares of common stock at an exercise price of $1.59 per share.  Such option was exercised on a partial net exercise (cashless) basis by Mr. Kahn's delivery to us of cash of $61,295, 50,857 shares to satisfy the balance of the aggregate exercise price and 5,563 shares delivered to satisfy the balance of withholding taxes.  As a result of the option exercise, Mr. Kahn received 43,580 net shares.

During the year ended December 31, 2016, Jonathan Greene, our Executive Vice President, exercised a stock option to purchase 240,000 shares at an exercise price of $1.60 per share. Such option was exercised on a net exercise (cashless) basis by delivery of 198,864 shares of common stock by Mr. Greene to the Company for the exercise price and 17,092 shares to satisfy withholding taxes.  As a result of the option exercise, Mr. Greene received 24,044 net shares.

Profit Sharing 401(k) Plan

We offer all employees who have completed a year of service (as defined) participation in a 401(k) retirement savings plan. 401(k) plans provide a tax-advantaged method of saving for retirement. We expensed matching contributions and profit sharing of $101,750 and $91,261 under the 401(k) plan for the years ended December 31, 2016 and December 31, 2015, respectively.

Director Compensation

In 2016, we compensated each non-management director of our company by granting to each such outside director 15,000 restricted stock units (each RSU represents a contingent right to receive one share of our common stock).  The RSUs vested as follows: 7,500 on the date of grant (June 9, 2016) and 3,750 RSUs on each of September 9, 2016 and December 9, 2016.  In addition, we pay our non-management directors cash director fees of $40,000 per annum ($10,000 per quarter). Non-management directors also receive additional cash compensation on an annual basis for serving on the following Board committees: Audit Committee - Chairperson ($7,500) and member ($5,000) and the Chairperson and member of each of the Compensation Committee and Nominating and Corporate Governance Committee receive annual fees of $3,750 and $2,500, respectively.

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

The following table sets forth the compensation awarded to, earned by or paid to all persons who served as members of our board of directors (other than our Named Executive Officers) during the year ended December 31, 2016.  No director who is also a Named Executive Officer received any compensation for services as a director in 2016.

Name	Fees earned or paid in cash ($)(1)	Stock Awards(2) (3) ($)	All other compensation ($)	Total ($)
Emanuel Pearlman	$50,000	$37,000	—	$87,000
Niv Harizman	$46,250	$37,000	—	$83,250
Allison Hoffman	$48,875	$37,000	—	$85,875

___________________________

(1)
Represents director's fees payable in cash to each non-management director of $10,000 per quarter (or $40,000 per annum) for 2016 plus additional cash fees for serving on Board committees as disclosed above.

(2)
The amounts included in this column represent the grant date fair value of restricted stock unit awards granted to directors, computed in accordance with FASB ASC Topic 718.  For a discussion of valuation assumptions see Note G[2] to our consolidated financial statements included in this Annual Report.  The 15,000 restricted stock units (RSUs) granted to each non-management director vested 7,500 RSUs on June 9, 2016 (date of grant) and 3,750 RSUs on each of September 9, 2016 and December 9, 2016.  Each restricted stock unit represents the contingent right to receive one share of common stock.

(3)
As of December 31, 2016, the above listed directors also held outstanding stock options to purchase shares of our common stock as follows:  Mr. Pearlman – options to purchase 95,000 shares; Mr. Harizman – options to purchase 445,000 shares; and Ms. Hoffman - options to purchase 145,000 shares.

Outstanding Equity Awards at December 31, 2016

The following table sets forth information relating to unexercised options and unvested restricted stock units for each Named Executive Officer as of December 31, 2016:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested ($)	Equity incentive plan awards: Market value of unearned shares, units or other rights that have not vested (1) ($)
	Exercisable	Unexercisable
Corey M. Horowitz Chairman and CEO	500,000 750,000	—	$ 1.19 $ 0.83	11/01/22 6/08/19	750,000(2)	$2,550,000
David Kahn Chief Financial Officer	50,000 75,000	—	$ 1.65 $ 1.40	6/08/19 4/12/17	50,000(3)	$ 170,000
Jonathan Greene Executive Vice President	50,000	—	$ 1.65	11/09/19	50,000(4)	$ 170,000
_________________________________
(1)	In accordance with SEC rules, market value is based on $3.40 the closing price of our common stock on the last trading day of the year.

(2)
Represents (i) 250,000 based restricted stock units that vest on July 14, 2018, subject to Mr. Horowitz's continued employment by us; and (2) an aggregate of 500,000 performance based restricted stock units that vest at anytime beginning July 14, 2018 through July 14, 2021, subject to Mr. Horowitz's continued employment by us and our stock price achieving closing prices of $3.25 (250,000 restricted stock units shall vest) and $4.25 (250,000 additional restricted stock units shall vest), all of which is described in detail under Executive Compensation – Narrative Disclosure to Summary Compensation Table on page 50 of this Annual Report.

(3)
Represents (i) 25,000 restricted stock units which vest on June 9, 2017, and (ii) 25,000 restricted stock units which vest on June 9, 2018, subject to Mr. Kahn's continued employment by us.  All such restricted stock units were granted to Mr. Kahn on June 9, 2016.

(4)
Represents (i) 25,000 restricted stock units which vest on June 9, 2017, and (ii) 25,000 restricted stock units which vest on June 9, 2018, subject to Mr. Greene's continued employment by us.  All such restricted stock units were granted to Mr. Greene on June 9, 2016.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2017 for (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our executive officers and directors as a group.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(1)	PERCENTAGE OF COMMON STOCK BENEFICIALLY OWNED(2)
Corey M. Horowitz(3)	7,118,769	28.1%
CMH Capital Management Corp(4)	2,165,472	9.0%
Steven D. Heinemann (5)	3,450,878	14.3%
Goose Hill Capital LLC(6)	2,865,645	11.9%
John Herzog(7)	1,200,130	5.0%
Niv Harizman(8)	475,418	1.9%
Allison Hoffman(9)	163,375	*
Emanuel Pearlman(10)	136,158	*
David C. Kahn(11)	98,250	*
Jonathan E. Greene(12)	78,125	*
All officers and directors as a group (6 Persons)	8,055,095	30.8%

_____________________________________

*        Less than 1%.

(1)
Unless otherwise indicated, we believe that all persons named in the above table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them.  Unless otherwise indicated the address for each listed beneficial owner is c/o Network-1 Technologies, Inc., 445 Park Avenue, Suite 912, New York, New York 10022.

(2)
A person is deemed to be the beneficial owner of shares of common stock that can be acquired by such person within 60 days from March 15, 2016 upon the exercise of options or restricted stock units that vest within such 60 day period. Each beneficial owner's percentage ownership is determined by assuming that options and restricted stock units held by such person (but not those held by any other person) and which are exercisable or vested within 60 days from March 15, 2017 have been exercised and vested.  Assumes a base of 24,204,954 shares of our common stock outstanding.

(3)
Includes (i) 3,124,385 shares of common stock held by Mr. Horowitz, (ii) 1,250,000 shares of common stock subject to currently exercisable stock options held by Mr. Horowitz, (iii) 2,165,472 shares of common stock held by CMH Capital Management Corp., an entity solely owned by Mr. Horowitz, (iv) 125,900 shares of common stock owned by the CMH Capital Management Corp. Profit Sharing Plan, of which Mr. Horowitz is the trustee, (v) 67,471 shares of common stock owned by Donna Slavitt, the wife of Mr. Horowitz, (vi) an aggregate of 383,250 shares of common stock held by two trusts and a custodian account for the benefit of Mr. Horowitz's three children, and (vii) 2,291 shares of common stock held by Horowitz Partners, a general partnership of which Mr. Horowitz is a partner.  Does not include 750,000 shares of common stock from restricted stock units that will not vest within 60 days of March 15, 2017.

(4)
Includes 2,165,472 shares of common stock owned by CMH Capital Management Corp. and 125,900 shares of common stock owned by CMH Capital Management Corp. Profit Sharing Plan.  Corey M. Horowitz, by virtue of being the sole officer, director and shareholder of CMH Capital Management Corp. and the trustee of the CMH Capital Management Corp. Profit Sharing Plan, has the sole power to vote and dispose of the shares of common stock owned by CMH Capital Management Corp. and the CMH Capital Management Corp. Profit Sharing Plan.

(5)
Includes 585,233 shares of common stock owned by Mr. Heinemann and 2,865,645 shares of common stock owned by Goose Hill Capital LLC.  Goose Hill Capital LLC is an entity in which Mr. Heinemann is the sole member.  Mr. Heinemann, by virtue of being the sole member of Goose Hill Capital LLC, has the sole power to vote and dispose of the shares of common stock owned by Goose Hill Capital LLC. The aforementioned beneficial ownership is based upon a Form 4 filed by Mr. Heinemann with the SEC on June 19, 2015 and Amendment No. 5 to Schedule 13G filed by Mr. Heinemann and Goose Hill Capital LLC with the SEC on February 13, 2017.  The address for Mr. Heinemann is 24 West 40th Street, 15th Floor, New York, New York 10018.

(6)
Includes 2,865,645 shares of common stock. Steven D. Heinemann, by virtue of being the sole member of Goose Hill Capital LLC, has the sole power to vote and dispose of the shares of common stock owned by Goose Hill Capital LLC. The aforementioned beneficial ownership is based upon a Form 4 filed by Mr. Heinemann with the SEC on June 19, 2015 and Amendment No. 5 to Schedule 13G filed by Mr. Heinemann and Goose Hill Capital LLC with the SEC on February 13, 2017.  The address for Goose Hill Capital LLC is 24 West 40th Street, 15th Floor, New York, New York 10018.

(7)
Includes 1,200,130 shares of common stock.  The aforementioned beneficial ownership is based upon a Schedule 13G filed by Mr. Herzog with the SEC on February 10, 2016.  The address of Mr. Herzog is 824 Harbor Road, Southport, Connecticut 06890-1410.

(8)
Includes (i) 30,418 shares of common stock, and (ii) 445,000 shares of common stock subject to currently exercisable options. Does not include 10,125 shares of common stock from restricted stock units that do not vest within 60 days from March 15, 2017.

(9)
Includes (i) 18,375 shares of common stock, and (ii) 145,000 shares of common stock subject to currently exercisable options. Does not include 10,125 shares of common stock from restricted stock units that do not vest within 60 days from March 15, 2017.

(10)
Includes (i) 41,158 shares of common stock, and (ii) 95,000 shares of common stock subject to currently exercisable stock options. Does not include restricted stock units for 10,125 shares of common stock that do not vest within 60 days from March 15, 2017.

(11)
Includes (i) 33,250 shares of common stock owned by Mr. Kahn and (ii) 65,000 shares of common stock subject to currently exercisable stock options owned by Mr. Kahn.  Does not include 50,000 shares of common stock from restricted stock units that do not vest within 60 days from March 15, 2017.

(12)
Includes (i) 28,125 shares of common stock and (ii) 50,000 shares of common stock subject to currently exercisable options.  Does not include 50,000 shares of common stock from restricted stock units that do not vest within 60 days from March 15, 2017.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Friedman LLP, our independent registered public accounting firm, billed us aggregate fees of $100,000 and $95,000, respectively, for the years ended December 31, 2016 and December 31, 2015 for the audit of our annual financial statements, review of our financial statements included in our Form 10-Qs and for other services in connection with statutory or regulatory filings.

Audit Related Fees, Tax Fees and All Other Fees

Friedman LLP provided various tax compliance services for which it billed us $10,900 during the year ended December 31, 2016.  Friedman LLP did not render any other professional services other than those discussed above for the year ended December 31, 2015.

Audit Committee Pre-Approval Policies and Procedures

Our audit committee charter provides that our audit committee must comply with SEC rules to maintain auditor independence as set forth in Rule 2-01(c)(7)(i) of Regulation S-X.  All the services above were approved in advance by our Board of Directors.

NETWORK-1 TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Network-1 Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Network-1 Technologies, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for the years ended December 31, 2016 and 2015.  Network-1 Technologies, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Network-1 Technologies, Inc. as of  December 31, 2016 and 2015, and the results of its operations and its cash flows for the years ended December 31, 2016 and 2015 and in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP
New York, New York
March 20, 2017

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$50,918,000	$20,608,000
Marketable securities, available for sale	1,065,000	1,061,000
Royalty receivables, net	2,879,000	1,537,000
Prepaid Taxes	1,195,000	—
Other current assets	83,000	196,000

Total Current Assets	56,140,000	23,402,000

OTHER ASSETS:
Deferred tax assets	207,000	4,958,000
Patents, net of accumulated amortization	1,231,000	2,002,000
Security deposits	19,000	19,000
Total Other Assets	1,457,000	6,979,000
TOTAL ASSETS	$57,597,000	$30,381,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$171,000	$139,000
Accrued contingency fees and related costs	2,681,000	724,000
Accrued payroll	1,748,000	764,000
Other accrued expenses	125,000	64,000

TOTAL LIABILITIES	4,725,000	1,691,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value; authorized 10,000,000 shares; none issued and outstanding at December 31, 2016 and December 31, 2015	—	—

Common stock, $0.01 par value; authorized 50,000,000 shares; 23,744,829 and 23,211,149 issued and outstanding at December 31, 2016 and December 31, 2015, respectively	238,000	232,000

Additional paid-in capital	62,367,000	61,249,000
Accumulated deficit	(9,702,000)	(32,756,000)
Accumulated other comprehensive loss	(31,000)	(35,000)

TOTAL STOCKHOLDERS' EQUITY	52,872,000	28,690,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$57,597,000	$30,381,000

The accompanying notes are an integral part of the consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2016	2015
REVENUE	$65,088,000	$16,565,000

OPERATING EXPENSES:
Costs of revenue	25,794,000	5,506,000
Professional fees and related costs	2,590,000	2,331,000
General and administrative	2,782,000	2,874,000
Amortization of patents	813,000	1,655,000
Stock-based compensation	509,000	272,000
Contingent patent cost	500,000	—
TOTAL OPERATING EXPENSES	32,988,000	12,638,000

OPERATING INCOME	32,100,000	3,927,000
OTHER INCOME:
Interest income, net	61,000	58,000
INCOME BEFORE INCOME TAXES	32,161,000	3,985,000

INCOME TAXES (BENEFIT):
Current	4,187,000	93,000
Deferred taxes, net	4,751,000	(215,000)
Total income taxes (benefit)	8,938,000	(122,000)
NET INCOME	$23,223,000	$4,107,000

Net Income Per Share
Basic	$1.00	$0.17
Diluted	$0.93	$0.17

Weighted average common shares outstanding:
Basic	23,320,065	23,501,987
Diluted	24,885,282	24,482,557

NET INCOME	$23,223,000	$4,107,000

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized holding gain (loss) on securities available-for-sale arising during the year	4,000	(18,000)
Total other comprehensive income (loss)	4,000	(18,000)

COMPREHENSIVE INCOME	$23,227,000	$4,089,000

The accompanying notes are an integral part of the consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
	Shares	Amount

Balance – January 1, 2015	24,274,336	$243,000	$60,977,000	$(34,262,000)	$(17,000)	$26,941,000
Stock-based compensation	—	—	272,000	—	—	272,000
Cashless exercise of options	200,000	2,000	—	—	—	2,000
Value of shares delivered to fund option exercise	(79,651)	(1,000)	—	(1,000)	—	(2,000)
Treasury stock purchased and retired	(1,183,536)	(12,000)	—	(2,600,000)	—	(2,612,000)
Unrealized loss on securities available-for-sale	—	—	—	—	(18,000)	(18,000)
Net income	—	—	—	4,107,000	—	4,107,000
Balance – December 31, 2015	23,211,149	$232,000	$61,249,000	$(32,756,000)	$(35,000)	$28,690,000

Stock-based compensation	—	—	509,000	—	—	509,000
Vesting of restricted stock units	45,000	*	—	—	—	—
Proceeds from exercise of options	59,749	1,000	88,000	—	—	89,000
Cashless exercise of options	470,251	5,000	—	—	—	5,000
Value of shares delivered to fund option exercise	(351,541)	(4,000)	—	—	—	(4,000)
Value of shares delivered to pay withholding taxes	(21,379)	*	—	(49,000)	—	(49,000)
Proceeds from exercise of warrants	375,000	4,000	521,000	—	—	525,000
Treasury stock purchased and retired	(43,400)	*	—	(120,000)	—	(120,000)
Unrealized gain on securities available- for-sale	—	—	—	—	4,000	4,000
Net income	—	—	—	23,223,000	—	23,223,000
Balance – December 31, 2016	23,744,829	$238,000	$62,367,000	$(9,702,000)	$(31,000)	$52,872,000

__________________________
*Less than $1,000

The accompanying notes are an integral part of the consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,223,000	$4,107,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of patents	813,000	1,655,000
Stock-based compensation	509,000	272,000
Deferred tax provision	4,751,000	(215,000)
Impairment of other investments	—	576,000

Source (use) of cash from changes in operating assets and liabilities:
Royalty receivables	(1,342,000)	(288,000)
Prepaid taxes	(1,195,000)	—
Other current assets	113,000	46,000
Accounts payable	32,000	(199,000)
Accrued expenses	3,002,000	(321,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	29,906,000	5,633,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of patents	(42,000)	(75,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Value of shares delivered to fund withholding taxes on exercise of options	(49,000)	—
Repurchase of common stock	(120,000)	(2,612,000)
Proceeds from exercises of options and warrants	615,000	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	446,000	(2,612,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	30,310,000	2,946,000

CASH AND CASH EQUIVALENTS, beginning of year	20,608,000	17,662,000

CASH AND CASH EQUIVALENTS, end of year	$50,918,000	$20,608,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the years for:
Interest	$—	$—
Income taxes	$5,265,000	$107,000

The accompanying notes are an integral part of the consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note A – Business

Network-1 Technologies, Inc. (the "Company") is engaged in the development, licensing and protection of its intellectual property assets.  The Company presently owns thirty-three (33) patents including (i) the remote power patent (the "Remote Power Patent") covering delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) the Mirror Worlds patent portfolio (the "Mirror Worlds Patent Portfolio") relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) the Cox patent portfolio (the "Cox Patent Portfolio) relating to enabling technology for identifying media content on the Internet and taking further action to be performed based on such identification; and (iv) QoS patents (the "QoS Patents") relating to systems and methods for the transmission of audio, video and data over computer and telephony networks in order to achieve high quality of service (QoS). The Company has been actively engaged in licensing its Remote Power Patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables.  The Company has entered into twenty-four license agreements with respect to its Remote Power Patent.  The Company has also entered into two license agreements with respect to its Mirror Worlds Patent Portfolio.  The Company's current strategy includes continuing to pursue licensing opportunities for its intellectual property assets.  In addition, the Company continually reviews opportunities to acquire or license additional intellectual property. The Company's acquisition strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as the Company has achieved with respect to its Remote Power Patent and Mirror Worlds Patent Portfolio.  In addition, the Company may also enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.

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

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company's consolidated financial statements include revenue recognition, the valuation of warrants and stock-based payments, current income taxes, deferred income taxes, valuation of other investments, valuation of patents, accrued expenses and valuation of marketable securities.  Actual results could be materially different from those estimates, upon which the carrying values were based.

[2]	Cash and Cash Equivalents

The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC").  At December 31, 2016, the Company maintained a cash balance of $50,418,000 in excess of FDIC limits.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note B – Summary of Significant Accounting Policies  (continued)

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Cash and cash equivalents as of December 31, 2016 and December 31, 2015 are composed of:

	December 31, 2016	December 31, 2015

Cash	$9,452,000	$6,283,000
Money market funds	41,466,000	14,325,000
Total	$50,918,000	$20,608,000

[3]	Marketable Securities

Marketable securities are classified as available-for-sale and are recorded at fair market value.  Unrealized gains and losses are reported as other comprehensive income or loss.  Realized gains and losses are reclassified from other comprehensive income or loss to net income or loss in the period they are realized.  At December 31, 2016 and December 31, 2015, the Company's marketable securities consisted of two corporate bonds (face value $1,000,000) with a 3.9% and 4.5% coupon and maturities greater than three months when purchased.  The Company's marketable securities mature in 2021 and it is not the intention of the Company to hold such securities until maturity.

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

Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.  Accordingly, the Company records impairment losses on long-lived assets used in operations or expected to be disposed of when indicators of impairment exist and the undiscounted cash flows expected to be derived from those assets are less than carrying amounts of these assets.  At December 31, 2016 and December 31 2015, there was no impairment to the Company's patents.  For the year ended December 31, 2015, the Company wrote-off in full its investment of $576,000 in Lifestreams Technologies Corporation (see Note D hereof).

[6]	Allowance for Doubtful Accounts

The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to their expected net realizable value.  There was no allowance for doubtful accounts at December 31, 2016 and 2015.

[7]	Revenue Recognition

The Company recognizes revenue received from the licensing of its intellectual property and other related intellectual property activities.  Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the applicable license agreement, (iii) amounts are fixed or determinable, and (iv) collectability of amounts is reasonably assured.  The Company relies on royalty reports received from third party licensees to record its revenue.  From time to time the Company may audit or otherwise dispute royalties reported from licensees.  Any adjusted royalty revenue as a result of such audits or dispute is recorded by the Company in the period in which such adjustment is agreed to by the Company and the licensee or otherwise determined.

[8]	Costs of Revenue

The Company includes in costs of revenue for the year ended December 31, 2016 and 2015 contingent legal fees payable to patent litigation counsel (see Note H[1] hereof), other contractual payments related to net proceeds from settlements (see Note H[2] hereof) and incentive bonus compensation payable to its Chairman and Chief Executive Officer (see Note I[1] hereof).

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note B – Summary of Significant Accounting Policies  (continued)

[9]	Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740, "Income Taxes" (ASC 740), which requires the Company to use the assets and liability method of accounting for income taxes. Under the assets and liability method, deferred income taxes are recognized for the tax consequences of temporary (timing) differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forwards. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

ASC 740-10, "Accounting for Uncertainty in Income Taxes," defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.  The Company had no uncertain tax positions as of December 31, 2016 and December 31, 2015.

United States federal, state and local income tax returns prior to 2013 are not subject to examination by any applicable tax authorities.

Effective January 1, 2016, the Company elected to adopt Accounting Standards Update No. 2015-17, Income Taxes (Topic 740); Balance Sheet Classification of Deferred Taxes (ASU 2015-17) and classify the deferred tax assets as non-current assets on the consolidated balance sheets.  See "Accounting Standards Adopted in 2016" section of this Note B for further details.

[10]	Stock-Based Compensation

The Company accounts for its stock-based compensation awards to employees and directors in accordance with FASB ASC Topic 718, Compensation - Stock Compensation ("ASC 718"). ASC 718 requires all stock-based compensation to employees, including grants of employee stock options and restricted stock units, to be recognized in the consolidated statements of income and comprehensive income based on their grant date fair values. Compensation expense related to awards to employees is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Share based payments issued to non-employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period and are expensed using an accelerated attribution model. The Company uses the Black-Scholes option pricing model to determine the grant date fair value of options granted.  The fair value of restricted stock units is determined based on the number of shares granted and either the quoted market price of the Company's common stock on the date of grant for time-based and performance-based awards, or the fair value on the date of grant using the Monte Carlo Simulation model for market-based awards (see Note G for further discussion of the Company's stock – based compensation).

[11]	Earnings Per Share

The Company reports earnings per share in accordance with U.S. GAAP, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note B – Summary of Significant Accounting Policies  (continued)

takes into account the potential dilution that could occur if securities or other contracts, such as warrants and options to purchase common stock were exercised and shares were issued pursuant to outstanding restricted stock units. Common stock equivalents having an anti-dilutive effect on earnings per share are excluded from the calculation of diluted earnings per share (see Note E).

[12]	Reclassification

The Company has reclassified certain amounts in its prior period consolidated financial statements to conform to the current period presentation.

[13]	Financial Instruments

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

Level 3 inputs to the valuation methodology are unobservable.

The Company's financial assets subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value as of December 31, 2016	Fair Value Measurements at December 31, 2016 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Cash and cash equivalents	$50,918,000	$50,918,000	$—	$—
Corporate bonds	1,065,000	1,065,000	—	—
Total	$51,983,000	$51,983,000	$—	$—

	Fair Value as of December 31, 2015	Fair Value Measurements at December 31, 2015 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Cash and cash equivalents	$20,608,000	$20,608,000	$—	$—
Corporate bonds	1,061,000	1,061,000	—	—
Total	$21,669,000	$21,669,000	$—	$—

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

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note B – Summary of Significant Accounting Policies (continued)

The Company also measures the fair value of certain assets on a non-recurring basis, when events or circumstances indicate the carrying amount of the assets may be impaired.  These assets consisted of the Company's prior investments in Lifestreams Technologies Corporation (see Note D).  These assets were written-off in full as of December 31, 2015.

[14]	Recently Issued Accounting Standards

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230, Statement of Cash Flows. This ASU provides guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The Company does not believe that the adoption of this ASU will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting (ASU 2016-09) to simplify the accounting for share-based payment transactions, including the income tax consequences, an option to recognize gross share-based compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance will be effective for us in the first quarter of 2017, and early adoption is permitted.  The Company is in the process of estimating the impact of adopting the new standard on its consolidated financial statements and related disclosures.  The Company does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, and requires a lessee to recognize assets and liabilities for leases with a maximum possible term of more than 12 months.  A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term.  Early application is permitted.  The Company does not believe that the adoption of this accounting standard will have a material impact on its consolidated financial statements.

In May 2014, FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU No. 2014-09 provides for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance.  The new revenue standard allows for either full retrospective or modified retrospective application.  The Company is required to adopt the amendments in ASU No. 2014-09 using one of the two acceptable methods.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU No. 2014-09 to annual periods beginning after December 2017, along with an option to permit early adoption as of the original effective date.  In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends the guidance in 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property.  The ASU does not change the core principle of the guidance in Topic 606. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. The effective date and transition requirements for the ASUs are the same as the effective date and transition requirements in Topic 606. Public entities should apply the ASUs for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The Company expects to complete its assessment process, including identifying its performance obligations and selecting a transition method for adoption, by the end of the second quarter of 2017 along with its implementation process prior to the adoption of this ASU on January 1, 2018.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2016 and 2015

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Standards Adopted in 2016

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740); Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as noncurrent on the balance sheet.  The updated standard is effective beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. Effective January 1, 2016, the Company elected to early adopt the standard and classify the deferred tax assets as non-current assets on its consolidated balance sheets.

NOTE C - PATENTS

The Company's intangible assets at December 31, 2016 include patents with estimated remaining economic useful lives ranging from 3.5 to 4.75 years.  For all periods presented, all of the Company's patents were subject to amortization.  The gross carrying amounts and accumulated amortization related to acquired intangible assets as of December 31, 2016 and 2015 are as follows:

	2016	2015

Gross carrying amount – patents	$6,427,000	$6,385,000
Accumulated amortization – patents	(5,196,000)	(4,383,000)
Patents, net	$1,231,000	$2,002,000

Amortization expense for the years ended December 31, 2016 and 2015 was $813,000 and $1,655,000, respectively.  Future amortization of current intangible assets, net is as follows:

2017	$200,000
2018	$200,000
2019	$193,000
2020	$193,000
2021 and thereafter	$445,000
Total	$1,231,000

The Company's Remote Power Patent expires in March 2020. The expiration dates of the patents within the Company's Mirror Worlds Patent Portfolio range from August 2017 to February 2020 (six of the patents in our Mirror Worlds Patent Portfolio expired as of December 31, 2016). The expiration dates of the patents within the Cox Patent Portfolio range from September 2021 to November 2023 and the expiration date of patents within the Company's QoS patents is June 2019.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2016 and 2015

NOTE D – OTHER INVESTMENTS

During 2013 and 2014 the Company made aggregate investments of $576,000 in Lifestreams Technologies Corporation (the original investment was part of the Company's acquisition of the Mirror Worlds Patent Portfolio – see Note H[2] hereof).  Since the Company owned less than 20% of the outstanding equity of Lifestreams and did not have significant influence or control, the Company's investment in Lifestreams was recorded at cost.  A portion of the Company's investment in Lifestreams consisted of secured promissory notes (the "Notes").  The Notes all matured on March 31, 2015. At December 31, 2015, Lifestreams remained in default of the Notes and had not completed any additional material financing. As a result, the Company had an impairment of $576,000 with respect to the investment at December 31, 2015 and the full carrying value of the investment of $576,000 was written-off.  The impairment of $576,000 was included in general and administrative expenses in the Company's Consolidated Statements of Income for the year ended December 31, 2015.

NOTE E - EARNINGS PER SHARE

Basic Earnings per share is calculated by dividing the net income by the weighted average number of outstanding common shares during the period.  Diluted per share data included the dilutive effects of options, warrants and restricted stock units.  Potential shares of 3,575,000 and 3,605,000 at December 31, 2016 and 2015, respectively, consisted of options, warrants and restricted stock units.  Computations of basic and diluted weighted average common shares outstanding are as follows:

	2016	2015

Weighted-average common shares outstanding - basic	23,320,065	23,501,987

Dilutive effect of options, warrants and restricted stock units	1,565,217	980,570

Weighted-average common shares outstanding - diluted	24,885,282	24,482,557

Options, warrants and restricted stock units excluded from the computation of diluted income per share because the effect of inclusion would have been anti-dilutive	230,978	105,000

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note F – INCOME TAXES (BENEFIT)

Significant components of the income taxes (benefit) were as follows for the years ended December 31, 2016 and December 31, 2015.

	2016	2015
Current
State	$170,000	$22,000
Federal	4,017,000	71,000
Total Current Tax Expense	4,187,000	93,000

Deferred
State	163,000	(48,000)
Federal	4,588,000	(167,000)
Total Deferred Tax Expense	4,751,000	(215,000)

Total Income Taxes (Benefit)	$8,938,000	$(122,000)

Significant components of deferred tax assets as of December 31, 2016 and December 31, 2015 consist of the following:

	2016	2015
Deferred tax assets:
Net operating carryforwards	—	$6,819,000
Options, warrants and restricted stock units	207,000	419,000
	$207,000	$7,238,000

Valuation allowance	—	(2,280,000)
Net deferred tax assets	$207,000	$4,958,000

The Company utilized its remaining federal, state and local net operating loss carry-forwards of approximately $20.7 million in 2016.

The reconciliation between the taxes as shown and the amount that would be computed by applying the statutory federal income tax rate to the net income before income taxes is as follows:

	Year Ended
	December 31,
	2016	2015

Income tax - statutory rate	34.0%	34.0%
State and local, net	1.03%	1.16%
Other – Net	0.3%	1.82%
Change in Valuation allowance on deferred tax assets	(7.3)%	(40.06)%
	28.03%	(3.08)%

While only the tax returns for the four years ended prior to December 31, 2016 are open for examination for taxes payable for those years, tax authorities could challenge returns (only under certain circumstances) for earlier years to the extent that they generated loss carry forwards that are available for those future years.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note F – INCOME TAXES (BENEFIT) (continued)

The personal holding company ("PHC") rules under the Internal Revenue Code impose a 20% tax on a PHC's undistributed personal holding company income ("PHC Income"), which means, in general, taxable income subject to certain adjustments.  For a corporation to be classified as a PHC, it must satisfy two tests: (i) that more than 50% in value of its outstanding shares must be owned directly or indirectly by 5 or fewer individuals at anytime during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the "Ownership Test") and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the "Income Test").  In the second half of 2016 (as well as prior years), the Company did not meet the Ownership Test.  Due to the significant number of shares held by the Company's largest shareholders, the Company continually assesses its share ownership to determine whether it meets the Ownership Test.  If the Ownership Test were met and the income generated by the Company were determined to constitute "royalties" within the meaning of the Income Test, the Company would constitute a PHC and the Company would be subject to a 20% tax on the amount of any PHC Income that it does not distribute to its shareholders.

Note G – Stockholders' Equity

The 2013 Stock Incentive Plan ("2013 Plan") provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock, (d) stock appreciation rights, and (e) other stock-based awards including restricted stock units.  Awards under the 2013 Plan may be granted singly, in combination, or in tandem.  Subject to standard anti-dilution adjustments as provided , the 2013 Plan provides for an aggregate of 2,600,000 shares of the Company's common stock to be available for distribution.  The Company's Compensation Committee generally has the authority to administer the 2013 Plan, determine participants who will be granted awards, the size and types of awards, the terms and conditions of awards and the form and content of the award agreements representing awards.  Awards under the 2013 Plan may be granted to employees, directors and consultants of the Company and its subsidiaries.  As of December 31, 2016, there are 1,325,000 shares of common stock available for issuance under the 2013 Plan.

[1]	Restricted Stock Units

During the year ended December 31, 2016, the Company granted, under the 2013 Plan, 750,000 restricted stock units (RSUs) to its Chairman and Chief Executive Officer in accordance with his new employment agreement (see Note I[1] hereof).  The 750,000 RSUs vest in three tranches, as follows: (i) 250,000 RSUs vest on July 14, 2018, subject to the Chairman and Chief Executive Officer's continued employment by the Company through the vesting date (the "Employment Condition"); (ii) 250,000 RSUs vest at any time beginning July 14, 2018 through July 14, 2021 in equal annual installments for the remaining term of employment, subject to (1) the Employment Condition being satisfied through each such annual vesting date and (2) the Company's common stock achieving a closing price (for 20 consecutive trading days) of a minimum of $3.25 per share (subject to adjustment for stock splits) at any time during the term of employment; and (iii) 250,000 RSUs shall vest at any time beginning July 14, 2018 through July 14, 2021 in equal annual installments for the remaining term of employment subject to (1) the Employment Condition being satisfied through each such annual vesting date and (2) the Company's common stock achieving a closing price (for 20 consecutive trading days) of a minimum of $4.25 per share (subject to adjustment for stock splits) at any time during the term of employment.  Notwithstanding the aforementioned, in the event of a Change of Control (as defined), a Termination Other Than for Cause (as defined), or a termination of employment by the Chairman and Chief Executive Officer for Good Reason (as defined), all of the 750,000 RSUs issued to the Company's Chairman and Chief Executive Officer shall accelerate and become immediately fully vested.

The effect of a market condition is reflected in the estimate of the grant-date fair value of the restricted stock units utilizing a Monte Carlo valuation technique.  The service period for restricted stock units with a market-based vesting condition is inferred from the application of the Monte Carlo valuation technique.  Assumptions utilized in connection with the Monte Carlo valuation technique included estimated risk-free interest rate ranging from 0.67% to 1.10%; expected volatility of 38.8% and the expected dividend yield was based on expectations regarding dividend payments at the time of grant.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note G – Stockholders' Equity (continued)

During the year ended December 31, 2016, the Company granted 15,000 RSUs under the 2013 Plan to each of its three non-management directors.  Such RSUs issued to the non-management directors vested 7,500 RSUs on June 9, 2016 (the date of grant), 3,750 RSUs on September 9, 2016 and 3,750 RSUs on December 9, 2016 (subject to continued service as a member of the Board of Directors).  On June 9, 2016, the Company also granted 50,000 RSUs under the 2013 Plan to each of its Chief Financial Officer and Executive Vice President, and 40,000 RSUs to a consultant to the Company.  Each such RSUs vests 50% on the one year anniversary of grant (June 9, 2017) and 50% on the two year anniversary of grant (June 9, 2018).

All of the Company's issued and RSUs have dividend equivalent rights.

A summary of restricted stock units granted during the year ended December 31, 2016 is as follows (each restricted stock unit represents the contingent right to receive one share of the Company's common stock):

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance of restricted stock units outstanding at December 31, 2015	—	—
Grants of restricted stock units	935,000	$2.30
Vested restricted stock units	(45,000)	$(2.47)
Balance of unvested restricted stock units at December 31, 2016	890,000	$2.29

Restricted stock unit compensation expense was $497,000 for the year ended December 31, 2016.  There was no restricted stock unit compensation expense for the year ended December 31, 2015.

The Company has an aggregate of $1,656,000 of unrecognized restricted stock unit compensation expense as of December 31, 2016 to be expensed over a weighted average period of 2.86 years.

[2]	Stock Options

At December 31, 2016, stock options to purchase an aggregate of 385,000 shares of common stock were outstanding under the 2013 Plan and options to purchase 1,925,000 shares of common stock were outstanding representing option grants outside of the 2013 Plan (issued prior to the establishment of the 2013 Plan).  There were no grants of stock options during the year ended December 31, 2016.

The fair value of options on the date of grant is estimated using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

December 31, 2015

Exercise Prices	$2.34
Risk-free interest rates	1.39%
Expected option life in years	5 years
Expected stock price volatility	30.24%
Expected dividend yield	0.00%

The weighted average fair value of the options on the option grant date during the year ended December 31, 2015 was $0.68 per share.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note G - Stockholders' Equity (continued)

The following table summarizes stock option activity for the years ended December 31:

	2016		2015
		Weighted		Weighted
		Average		Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price

Options outstanding at beginning of year	2,855,000	$1.33	2,950,000	$1.27
Granted	—	$—	105,000	$2.34
Expired	(15,000)	$1.31	—	—
Exercised	(530,000)	$1.53	(200,000)	$0.90

Options outstanding at end of year	2,310,000	$1.29	2,855,000	$1.33

Options exercisable at end of year	2,310,000	$1.29	2,828,750	$1.32

During the year ended December 31, 2016, the Company did not grant any stock options.  During the year ended December 31, 2015, the Company granted stock options to purchase an aggregate of 105,000 shares of its common stock to its non-management directors.  The fair value of these options based on the Black-Scholes option-pricing model amounted to $71,000 for 2015.  During the year ended December 31, 2016, the Company recognized stock based compensation of $12,000 related to the vesting of prior issued stock options to employees and directors.  During the year ended December 31, 2015, the Company recognized stock-based compensation of $272,000 related to the issuance of stock options and vesting of prior issued options (consisting of $235,000 with respect to stock options issued to employees and directors and $37,000 for a consultant).  The Company at December 31, 2016 has no remaining unrecognized expenses related to unvested stock options.  The aggregate intrinsic value of all stock options exercisable at December 31, 2016 was $4,881,550.

During the year ended December 31, 2016, an aggregate of 530,000 stock options were exercised (470,251 of which were exercised on a net exercise (cashless) basis), by the Company's Chief Financial Officer (100,000 shares), Executive Vice President (240,000 shares), a director (75,000 shares), a consultant (90,000 shares) and a former director (25,000 shares), at prices ranging from $1.21 to $1.60 per share.  With respect to the aforementioned stock option exercises on a net exercise (cashless) basis, aggregate net shares of 132,080 were delivered to the Chief Financial Officer (43,580 shares), Executive Vice President (23,944 shares), director (47,283) and a consultant (17,273 shares).

During the year ended December 31, 2015, stock options to purchase an aggregate of 200,000 shares were exercised on a net exercise (cashless) basis by the Company's Executive Vice President (150,000 shares) and a consultant (50,000 shares) at an exercise price of $0.90 per share.  With respect to the aforementioned stock option exercises, aggregate net shares of 120,349 were delivered to the Executive Vice President (90,000 shares) and consultant (30,349 shares).

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note G - Stockholders' Equity (continued)

The following table presents information relating to all stock options outstanding and exercisable at December 31, 2016:

Weighted
		Weighted	Average
Range of		Average	Remaining
Exercise	Options	Exercise	Life in	Options
Price	Outstanding	Price	Years	Exercisable

$0.83 - $2.34	2,310,000	$1.29	2.76	2,310,000

[3]	Warrants:

As of December 31, 2016 and December 31, 2015, the following are the outstanding warrants to purchase shares of the Company's common stock:

	2016

Number of Warrants	Exercise Price	Expiration Date

250,000	$2.10	May 21, 2018
125,000	$2.10	July 26, 2018
375,000

	2015

Number of Warrants	Exercise Price	Expiration Date

250,000	$2.10	May 21, 2018
250,000	$1.40	May 21, 2018
125,000	$2.10	July 26, 2018
125,000	$1.40	July 26, 2018
750,000

The outstanding warrants to purchase 375,000 shares of common stock at December 31, 2016 pertain to 5-year warrants issued to Recognition Interface, LLC in connection with the Company's (through Mirror Worlds Technologies, LLC, its wholly-owned subsidiary) purchase of the Mirror Worlds Patent Portfolio in May 2013 (see Note H[2]).

During the year ended December 31, 2016, Recognition Interface, LLC exercised warrants to purchase an aggregate of 375,000 shares at an exercise price of $1.40 per share resulting in gross proceeds to the Company of $525,000.  In January 2017, Recognition Interface, LLC exercised warrants to purchase an additional 375,000 shares of the Company's common stock at an exercise price of $2.10 per share, resulting in additional gross proceeds to the Company of $787,500.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note H - Commitments and Contingencies

[1]	Legal fees:

Russ, August & Kabat provides legal services to the Company with respect to its pending patent litigations filed in April 2014 and December 2014 against Google Inc. and YouTube, LLC in the United States District Court for the Southern District of New York relating to certain patents within the Cox Patent Portfolio acquired by the Company from Dr. Cox (see Note J[3] hereof).  The terms of the Company's agreement with Russ, August & Kabat provide for legal fees on a full contingency basis ranging from 15% to 30% of the net recovery (after deduction of expenses) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved.  The Company is responsible for all of the expenses incurred with respect to this litigation.

Dovel & Luner, LLP provided legal services to the Company with respect to its patent litigation commenced in May 2013 against Apple, Inc., Microsoft, Inc. and other major vendors of document system software and computer systems in the United States District Court of Texas for the Eastern District of Texas, (Tyler Division) for infringement of U.S. Patent No. 6,006,227 (see Note J[4]).  The terms of the Company's agreement with Dovel & Luner LLP provided for legal fees on a contingency basis ranging from 25% to 40% of the net recovery (after deduction of expenses) depending upon the stage of proceeding in which a result (settlement or judgment) is achieved, subject to certain agreed upon contingency fee caps depending upon the amount of the net recovery.  The Company was responsible for a certain portion of the expenses incurred with respect to the litigation.  For the year ended December 31, 2016 and December 31, 2015, the Company incurred contingent legal fees and expenses of $10,649,000  and $2,301,000 to Dovel & Luner with respect to the litigation.

Dovel & Luner, LLP provides legal services to the Company with respect to the Company's pending patent litigation filed in September 2011 against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, (Tyler Division) (see Note J[1]).  The terms of the Company's agreement with Dovel & Luner LLP essentially provide for legal fees on a full contingency basis ranging from 12.5% to 35% (with certain exceptions) of the net recovery (after deduction for expenses) depending on the stage of the preceding in which a result (settlement or judgment) is achieved.  For the year ended December 31, 2016 and December 31, 2015, the Company incurred contingent legal fees and expenses to Dovel & Luner of $4,626,000 and $745,000, respectively, with respect to the litigation.

Dovel & Luner, LLP provided legal services to the Company with respect to the Company's patent litigation settled in July 2010 against several major data networking equipment manufacturers (see Note J[2]).  The terms of the Company's agreement with Dovel & Luner, LLP provided for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of up to 24% (based on the settlement being achieved at the trial stage) including legal fees of local counsel in Texas.  With respect to royalty payments payable quarterly by Cisco to the Company in accordance with the Company's settlement and license agreement with Cisco, the Company has an obligation to pay Dovel & Luner 24% of such royalties received after expenses.  During the years ended December 31, 2016 and December 31, 2015, total contingency fees incurred to Dovel & Luner, LLP were $2,117,000 and $2,157,000, respectively.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note H - Commitments and Contingencies (continued)

[2]	Patent Acquisitions:

On February 28, 2013, the Company completed the acquisition of the Cox Patent Portfolio  consisting of four patents (as well as a pending patent application) from Dr. Ingemar Cox, a technology leader in digital watermarking content identification, digital rights management and related technologies, for a purchase price of $1,000,000 in cash and 403,226 shares of the Company's common stock.  In addition, the Company is obligated to pay Dr. Cox 12.5% of the net proceeds (after deduction of expenses) generated by the Company from licensing, sale or enforcement of the patents.  Since the acquisition of the patent portfolio from Dr. Cox, the Company has been issued thirteen (13) additional related patents by the USPTO resulting in an aggregate of seventeen (17) patents within the Cox Patent Portfolio.  Professional fees and filing fees of $169,000 were capitalized as patent cost.

On May 21, 2013, the Company's wholly-owned subsidiary, Mirror Worlds Technologies, LLC, acquired the Mirror Worlds Patents consisting of all of the patents previously owned by Mirror Worlds, LLC (which subsequently changed its name to Looking Glass LLC), including nine issued United States patents and five pending applications (one of which was issued in November 2013) covering foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system.  As consideration for the patent acquisition, the Company paid Mirror Worlds, LLC $3,000,000 in cash and issued 5-year warrants to purchase an aggregate of 1,750,000 shares of the Company's common stock (875,000 shares of common stock at an exercise price of $1.40 per share and 875,000 shares of common stock at an exercise price of $2.10 per share) (the "Looking Glass Warrants").  On June 3, 2014, the Company repurchased the Looking Glass Warrants from Looking Glass LLC at a cost of $505,000.  As part of the acquisition of the Mirror Worlds Patent Portfolio, the Company also entered into an agreement with Recognition Interface, LLC ("Recognition"), an entity that financed the commercialization of the patent portfolio prior to its sale to Mirror Worlds, LLC and also retained an interest in the licensing proceeds of the patent portfolio held by Mirror Worlds, LLC.  Pursuant to the terms of the Company's agreement with Recognition, Recognition received (i) 5-year warrants to purchase 250,000 shares of the Company's common  stock  at  $1.40  per  share,  and  (ii)  5-year warrants to  purchase 250,000 shares of common stock at $2.10 per share.  Recognition also received from the Company an interest in the net proceeds realized from the monetization of the Mirror Worlds Patent Portfolio as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; and (iii) 20% of any portion of the net proceeds in excess of $250 million.  During the year ended December 31, 2016 and December 31, 2015, the Company paid Recognition $2,909,000 and $218,000, respectively, for its net interest in proceeds from the monetization of the Mirror Worlds Patent Portfolio.  During the year ended December 31, 2016 and in January 2017, Recognition exercise warrants to purchase an aggregate of 750,000 shares of the Company's common stock, resulting in gross proceeds to the Company of $1,312,500 (see Note G[3] hereof).  As part of the acquisition of the Mirror Worlds Patent Portfolio, professional fees and filing fees of $409,000 were capitalized as patent cost.

[3]	Amended Patent Purchase Agreement:

On January 18, 2005, the Company and Merlot Communications, Inc., which subsequently changed its name to BAXL Technologies, Inc. (the "Seller"), amended the Patent Purchase Agreement originally entered into in November 2003 (the "Amendment") pursuant to which the Company paid an additional purchase price of $500,000 to Seller for the restructuring of future contingent payments to Seller from the licensing or sale of the patents (including the Remote Power Patent and the QoS Patents).  The Amendment provided for future contingent payments by the Company to Seller of $1.0 million upon achievement of $25 million of Net Royalties (as defined) which payment was made in 2012, an additional contingency payment of $1.0 million upon achievement of $50 million of Net Royalties the "Second Contingent Payment") and an additional contingency payment of $500,000 upon achievement of $62.5 million of Net Royalties from the licensing or sale of the patents acquired from Seller.  On March 11, 2015, the Company entered into an agreement with a secured creditor of the Seller, who had all rights with respect to the Second Contingent Payment, pursuant to which the Company paid the secured creditor $900,000 in full satisfaction of the second contingent payment of $1.0 million.  During the year ended December 31, 2016, the Company paid the final contingent payment of $500,000.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note H - Commitments and Contingencies (continued)

[4]	Services Agreement:

On November 30, 2004, the Company entered into a master services agreement (the "Agreement") with ThinkFire Services USA, Ltd. ("ThinkFire") pursuant to which ThinkFire was granted the exclusive worldwide rights (except for direct efforts by the Company and related companies) to negotiate license agreements for the Remote Power Patent with respect to certain potential licensees agreed to between the parties.  The Company was obligated to pay ThinkFire a fee not to exceed 20% of the royalty payments received from license agreements consummated by ThinkFire on its behalf after the Company recovers its expenses.  On February 10, 2015, the Company entered into an agreement with ThinkFire pursuant to which the Agreement was terminated with no further obligations in consideration of the Company's payment of $285,000 to ThinkFire ($261,000 of such payment has been included as general and administrative expenses for the year ended December 31, 2015).

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

Rental expense for the years ended December 31, 2016 and 2015 aggregated $148,000 and $140,000, respectively.

[6]	Savings and investment plan:

The Company has a Savings and Investment Plan which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986.  The Company also may make discretionary annual matching contributions and profit sharing in amounts determined by the Board of Directors, subject to statutory limits.  The 401(k) Plan expense for the years ended December 31, 2016 and 2015 was $102,000 and $91,000, respectively.

Note I - Employment Arrangements and Other Agreements

[1]
On July 14, 2016, the Company entered into a new employment agreement ("Agreement") with its Chairman and Chief Executive Officer, pursuant to which he continues to serve as Chairman and Chief Executive Officer for a five year term, at an annual base salary of $475,000 which shall be increased by 3% per annum during the term of the Agreement.  The Agreement established an annual target bonus of $175,000 for the Chairman and Chief Executive Officer based upon performance.  During the years ended December 31, 2016 and December 31, 2015, the Company's Chairman and Chief Executive Officer received an annual discretionary bonus of $650,000 and $200,000, respectively.  In addition, the Company granted to the Chairman and Chief Executive Officer, under its 2013 Plan, 750,000 restricted stock units (the "RSUs", each RSU awarded by the Company represents a contingent right to receive one share of the Company's common stock) which vest in three tranches, as follows: (i) 250,000 RSUs shall vest on July 14, 2018, subject to the Chairman and Chief Executive's continued employment by the Company through the vesting date (the "Employment Condition"); (ii) 250,000 RSUs shall vest at any time beginning July 14, 2018 through July 14, 2021 in equal annual installments for the remaining term of employment, subject to (1) the Employment Condition being satisfied through each such annual vesting date and (2) the Company's common stock achieving a closing price (for 20 consecutive trading days) of a minimum of $3.25 per share (subject to adjustment for stock splits) at any time during the term of employment; and (iii) 250,000 RSUs vest at any time beginning July 14, 2018 through July 14, 2021 in equal annual installments for the remaining term of employment subject to (1) the Employment Condition being satisfied

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note I - Employment Arrangements and Other Agreements (continued)

through each such annual vesting date and (2) the Company's common stock achieving a closing price (for 20 consecutive trading days) of a minimum of $4.25 per share (subject to adjustment for stock splits) at any time during the term of employment. Notwithstanding the aforementioned, in the event of a Change of Control (as defined), a Termination Other Than for Cause (as defined), or a termination of employment for Good Reason (as defined), all of the 750,000 RSUs shall accelerate and become immediately fully vested.  All RSUs granted by the Company to its officers, directors or consultants have dividend equivalent rights.

Under the terms of the Agreement, so long as the Company's Chairman and Chief Executive Officer continues to serve as an executive officer of the Company, whether pursuant to the Agreement or otherwise, he shall also receive incentive compensation in an amount equal to 5% of the Company's gross royalties or other payments from Licensing Activities (as defined) (without deduction of legal fees or any other expenses) with respect to its Remote Power Patent and a 10% net interest (gross royalties and other payments after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company's royalties and other payments relating to Licensing Activities with respect to patents other than the Remote Power Patent (including the Company's Mirror Worlds Patent Portfolio and Cox Patent Portfolio) (collectively, the "Incentive Compensation").  During the year ended December 31, 2016 and December 31, 2015, the Company's Chairman and Chief Executive Officer earned Incentive Compensation of $4,252,000 and $886,000, respectively.  The Incentive Compensation shall continue to be paid to the Chairman and Chief Executive Officer for the life of each of the Company's patents with respect to licenses entered into with third parties during the term of his employment or at anytime thereafter, whether he is employed by the Company or not; provided, that, the employment of the Chairman and Chief Executive Officer has not been terminated by us "For Cause" (as defined) or terminated by him without "Good Reason" (as defined).  In the event of a merger or sale of substantially all of the Company's assets, the Company has the option to extinguish the right of the Chairman and Chief Executive Officer to receive future Incentive Compensation by payment to him of a lump sum payment, in an amount equal to the fair market value of such future interest as determined by an independent third party expert if the parties do not reach agreement as to such value.  In the event that the Chairman and Chief Executive Officer employment is terminated by the Company "Other Than For Cause" (as defined) or by him for "Good Reason" (as defined), the Chairman and Chief Executive Officer shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) a pro-rated portion of the $175,000 target bonus provided bonus criteria have been satisfied on a pro-rated basis through the calendar quarter in which the termination occurs and (iii) accelerated vesting of all unvested options, RSUs or other awards.

In connection with the Agreement, the Company's the Chairman and Chief Executive Officer has also agreed not to compete with the Company as follows: (i) during the term of the Agreement and for a period of 12 months thereafter if his employment is terminated "Other Than For Cause" (as defined) provided he is paid his 12 month base salary severance amount and (ii) for a period of two years from the termination date, if terminated "For Cause" by the Company or "Without Good Reason" by the Chairman and Chief Executive Officer.

Prior to entering into the new employment agreement in July 2016 as referenced above, the Company's Chairman and Chief Executive Officer received a base salary of $415,000, an annual discretionary target bonus of $150,000, the same Incentive Compensation, non-compete and other similar provisions as set forth in his new employment agreement.

[2]	The Company's Chief Financial Officer serves on an at-will basis pursuant to an offer letter, dated April 9, 2014, at an annual base salary of $175,000 (increased in June 2016 from $157,000). The Company's Chief Financial Officer received an annual bonus of $75,000 for the year ended December 31, 2016 and $30,000 for the year ended December 31, 2015. In connection with the offer letter, the Chief Financial Officer was issued, under the 2013 Plan, a 5-year stock option to purchase 50,000 shares of the Company's common stock, at an exercise price of $1.65 per share, which option vested in two equal amounts (25,000 shares each) on each of December 31, 2014 and December 31, 2015. On June 9, 2016, the Company's Chief Financial Officer was granted 50,000 restricted stock units. Each restricted stock unit vests 50% on the one year anniversary of the grant (June of 2017) and 50% on the two year anniversary of grant (June 9, 2018). In addition, in the event the Chief Financial Officer's employment is terminated without "Good Cause" (as defined), he shall receive (i) (a) 6

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note I - Employment Arrangements and Other Agreements (continued)

months base salary or (b) 12 months base salary in the event of a termination without "Good Cause" within 6 months following a "Change of Control" of the Company (as defined) and (ii) accelerated vesting of all remaining unvested shares underlying his options, restricted stock units or any other awards he may receive in the future.

[3]	The Company's Executive Vice President serves on an at-will basis at an annual base salary of $200,000. The Executive Vice President received an annual bonus of $125,000 for the year ended December 31, 2016 and $40,000 for the year ended December 31, 2015. On June 9, 2016, the Executive Vice President was granted 50,000 restricted stock units. The restricted stock units vest 50% on the one year anniversary of grant (June 9, 2017) and 50% of the two year anniversary of grant (June 9, 2018).

Note J – Legal Proceedings

[1]	In September 2011, the Company initiated patent litigation against sixteen (16) data networking equipment manufacturers (and affiliated entities) in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of its Remote Power Patent. Named as defendants in the lawsuit, excluding related parties, were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inx., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transitions Networks, Inc. The Company seeks monetary damages based upon reasonable royalties. During the year ended December 31, 2012, the Company reached settlement agreements with defendants Motorola Solutions, Inc. ("Motorola"), Transition Networks, Inc. ("Transition Networks") and GarretCom, Inc. ("GarretCom"). In February 2013, the Company reached settlement agreements with Allied Telesis, Inc. ("Allied Telesis") and NEC Corporation ("NEC"). As part of the settlements, Motorola, Transition Networks, GarretCom, Allied Telesis and NEC each entered into a non-exclusive license agreement for the Company's Remote Power Patent pursuant to which each such defendant agreed to license the Remote Power Patent for its full term (which expires in March 2020) and pay a license initiation fee and quarterly or annual royalties based on their sales of PoE products. In March 2015 and July 2015, the Company reached settlement agreements with Samsung Electronics Co., Ltd. ("Samsung"), Huawei Technologies Co., Ltd. ("Huawei") and ShoreTel Inc. ("ShoreTel"). Samsung and Huawei each received a non-exclusive fully-paid license for the Remote Power Patent for its remaining life. ShoreTel entered into a non-exclusive license agreement for the Remote Power Patent for its full term and paid a license initiation fee and is obligated to pay quarterly royalties based upon its sales of PoE products.

In June 2016, the Company reached a settlement with Sony Corporation and affiliated entities ("Sony").  With respect to the settlement, Sony received a non-exclusive fully-paid license for the Remote Power Patent for its remaining life.  In July 2016, the Company reached a settlement with Dell, Inc.  Under the terms of the settlement, Dell received a non-exclusive license for the Remote Power Patent for its full term, Dell paid a license initiation fee of $6,000,000 and agreed to pay quarterly royalties based on its sales of PoE products.  In July 2016, the Company also reached settlement agreements with Alcatel-Lucent USA, Inc. and Alcatel-Lucent Holdings Inc. (collectively, "Alcatel") and ALE, USA.  Under the terms of the settlement agreements, Alcatel and ALE, USA received a non-exclusive fully paid license for the Remote Power Patent for its remaining life.  The aggregate consideration to be received by the Company from Alcatel and ALE for the fully-paid license is $4,200,000 of which $1,900,000 has been paid and the balance of $2,300,000 is payable in three equal quarterly payments beginning sixty (60) days after a ruling by the Court (which is pending) confirming the report and recommendation rendered by the Magistrate which found all of the asserted claims of the Remote Power Patent were not invalid.

On October 3, 2016, the Company entered a settlement agreement with Polycom, Inc. ("Polycom").  Under the terms of the settlement, Polycom entered into a non-exclusive license for the Company's Remote Power Patent for its full term and is obligated to pay a license initiation fee of $5,000,000 for past sales of its Power over Ethernet ("PoE") products and ongoing royalties based on its sales of PoE products.  $2,000,000 of the license initiation fee was paid within 30 days and the balance will be paid in three annual installments of $1,000,000 beginning in October, 2017. Payments due in October 2018 and October 2019 need not be paid by Polycom if all asserted claims of the Remote Power Patent have been found invalid.  Such payments in October 2018 and October 2019 have not been included in the Company's revenue for the year ended December 31, 2016.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note J – Legal Proceedings (continued)

As a result of the aforementioned settlements, the remaining four defendants in the litigation pending in the United States District Court for the Eastern District of Texas are Hewlett Packard Company, Inc., Juniper Networks, Inc, AXIS Communications Inc. and Avaya Inc.  The litigation has been consolidated for pre-trial issues and there will be a separate trial for each defendant.  The first of the trials is scheduled to commence on November 6, 2017.

[2]	In July 2010, the Company settled its patent litigation pending in the United States District Court for the Eastern District of Texas, Tyler Division, against Adtran, Inc, Cisco Systems, Inc. and Cisco-Linksys, LLC, (collectively, "Cisco"), Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., and 3Com Corporation, Inc. As part of the settlement, Adtran, Cisco, Enterasys, Extreme Networks and Foundry Networks each entered into a settlement agreement with the Company and entered into non-exclusive licenses for the Company's Remote Power Patent (the "Licensed Defendants"). Under the terms of the licenses, the Licensed Defendants paid the Company upon settlement approximately $32 million and also agreed to license the Remote Power Patent for its full term, which expires in March 2020. In accordance with the Settlement and License Agreement, dated May 25, 2011, Cisco is obliged to pay the Company royalties (which began in the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments per year of $9 million beginning in 2016 ($8 million through 2015) for the remaining term of the patent. The royalty payments are subject to certain conditions including the continued validity of the Company's Remote Power Patent, and the actual royalty amounts received may be less than the cap stated above. Under the terms of the Agreement, if the Company grants other licenses with lower royalty rates to third parties (as defined in the Agreement), Cisco shall be entitled to the benefit of the lower royalty rates provided it agrees to the material terms of such other license. Under the terms of the Agreement, the Company has certain obligations to Cisco and if it materially breaches such terms, Cisco will be entitled to stop paying royalties to the Company. This would have a material adverse effect on the Company's business, financial condition and results of operations.

[3]	On April 4, 2014 and December 3, 2014, the Company initiated litigation against Google Inc.("Google") and YouTube, LLC (YouTube") in the United States District Court for the Southern District of New York for infringement of several of its patents within the Cox Patent Portfolio acquired from Dr. Cox (see Note H[2] hereof) which relate to the identification of media content on the Internet. The lawsuits allege that Google and YouTube have infringed and continue to infringe certain of the Company's patents by making, using, selling and offering to sell unlicensed systems and related products and services, which include YouTube's Content ID system.

The above referenced litigations that the Company commenced in the United States District Court for the Southern District of New York in April 2014 and December 2014 against Google and YouTube are currently subject to a court ordered stay which has been in effect since July 2015 as a result of proceedings at the Patent Trial and Appeal Board (PTAB) and the pending appeals to the United States District Court of Appeals for the Federal Circuit, as described below.

In December 2014, Google Inc. filed four petitions to institute Inter Partes Review at the United States Patent and Trademark Office ("USPTO") pertaining to patents within the Company's Cox Patent Portfolio asserted in the litigation filed in April 2014 as described above.  Google in each of the four Inter Partes Review petitions sought to invalidate certain claims of patents at issue within the Cox Patent Portfolio.  On June 23, 2015, the Patent Trial and Appeal Board ("PTAB") of the USPTO issued an order instituting for oral hearing each of the four petitions for Inter Partes Review.  The consolidated trial at the PTAB was held on March 9, 2016.  On June 20, 2016, the PTAB issued its Final Written Decisions in the Company's favor in the four pending IPRs.  On August 18, 2016, Google filed Notices of Appeal with respect to the PTAB's Final Written Decision to the United States Court of Appeals for the Federal Circuit and the appeal is pending.

On April 13, 2015, Google filed a Petition for Covered Business Method Review (CBM) at the PTAB seeking to invalidate claims pertaining to the Company's U.S. Patent No. 8,904,464, the patent asserted in the Company's litigation against Google and YouTube filed on December 3, 2014 as referenced above.  On October 19, 2015, the PTAB issued an order instituting for oral hearing the Covered Business Method Review on certain grounds.  The oral hearing was held on May 11, 2016.  On October 18, 2016, the PTAB issued its Final Written Decision in

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note J – Legal Proceedings (continued)

the Company's favor.  On December 20, 2016, Google filed a Notice of Appeal to appeal the PTAB's Final Written Decision to the United States Court of Appeals for the Federal Circuit and the appeal is pending.

[4]	On May 23, 2013, the Company's wholly-owned subsidiary, Mirror Worlds Technologies, LLC, initiated patent litigation in the United States District Court for the Eastern District of Texas, Tyler Division, against Apple, Inc., Microsoft, Inc., Hewlett-Packard Company, Lenovo Group Ltd., Lenovo (United States), Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics America, Inc. and Samsung Telecommunications America L.L.C., for infringement of the Company's '227 patent (the "227 Patent") (one of the patents the Company acquired as part of the acquisition of the Mirror Worlds Patent Portfolio). The lawsuit alleged that the defendants have infringed and continue to infringe the claims of the Company's '227 Patent by making, selling, offering to sell and using infringing products including Mac OS and Windows operating systems and personal computers and tablets that include versions of those operating systems, and by encouraging others to make, sell, and use these products. In December 2013, the litigation was severed into two consolidated actions, Mirror Worlds v. Apple, et. al. and Mirror Worlds v. Microsoft, et. al.

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

On July 8, 2016, Mirror Worlds Technologies, LLC, the Company's wholly-owned subsidiary, entered into a settlement agreement with Apple Inc. in connection with litigation in the United States District Court for the Eastern District of Texas, for infringement of the Company's '227 Patent.  Under the terms of the settlement agreement, Apple received a fully paid non-exclusive license to the '227 Patent for its full term (which expired in June 2016), along with certain rights to other patents in the Company's patent portfolio.  The Company received $25,000,000 from Apple for the settlement and fully paid non-exclusive license.

NOTE K – REVENUE FROM PROFESSIONAL LIABILITY SETTLEMENT

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

NOTE L – CONCENTRATIONS

Revenue from three licensees constituted approximately 83% of the Company's revenue for the year ended December 31, 2016 (exclusive of non-licensing revenue from our professional liability settlement – see Note K above).  Revenue from two licensees constituted approximately 79% of the Company's revenue for the year ended December 31, 2015.  At December 31, 2016, royalty receivables from three licensees constituted approximately 85% of the Company's net royalty receivables.  At December 31, 2015, royalty receivables from two licensees constituted approximately 82% of the Company's net royalty receivables.

NOTE M – STOCK REPURCHASE PROGRAM

On August 22, 2011, the Company announced that its Board of Directors approved a share repurchase program to repurchase up to $2,000,000 of shares of its common stock over the next 12 months ("Share Repurchase Program").  On June 17, 2015, the Company's Board of Directors authorized its fifth increase to the Share Repurchase Program to repurchase up to an additional $2,000,000 of the Company's common stock over the subsequent 12 month period (for a total of up to $14,000,000 since inception of the Share Repurchase Program).  On June 9, 2016, the Company's Board of Directors authorized the extension of the Share Repurchase Program to repurchase up to $2,654,000 of shares of the Company's common stock over the subsequent 12 month period.  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the Company's

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2016 and 2015

NOTE M – STOCK REPURCHASE PROGRAM (continued)

discretion.  The timing and amount of the shares repurchased will be determined by management based on its evaluation of market conditions and other factors.  The repurchase program may be increased, suspended or discontinued at any time.

During the year ended December 31, 2016, the Company repurchased an aggregate of 43,400 shares of its common stock pursuant to the Share Repurchase Program at a cost of $119,045 (exclusive of commissions) or an average price per share of $2.74 per share.

Since inception of the Share Repurchase Program (August 2011) through March 1, 2017, the Company has repurchased an aggregate of 6,926,004 shares of its common stock at a cost of $11,463,873 (exclusive of commissions)  or an average per share price of $1.66 per share.

NOTE N – DIVIDEND POLICY

On December 7, 2016, the Board of Directors of the Company approved the initiation of a dividend policy providing for the payment of a regular semi-annual dividend of $0.05 per common share ($0.10 per common share annually) commencing in 2017.  The Company anticipates paying the semi-annual dividends in March and September of each year.  It is anticipated that the semi-annual regular dividend will continue to be paid through March 2020 (the expiration of the Company's Remote Power Patent) provided that the Company continues to receive royalties from licensees of its Remote Power Patent.

NOTE O – SUBSEQUENT EVENTS

[1]	On January 19, 2017, Avaya Inc., one of four remaining defendants in the Company's patent litigation pending in the United States District Court for the Eastern District of Texas, Tyler Division (see Note J[1] hereof), filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. As a result of the filing the Company's litigation against Avaya Inc. is currently subject to an automatic stay (the litigation will continue in the Southern District of New York against the other three defendants). On March 7, 2017, the Company made a motion for relief from the automatic stay in the United States District Court for the Southern District of New York which is pending.

[2]	On February 2, 2017, the Board of Directors of the Company declared an initial semi-annual cash dividend of $0.05 per common share which is payable on March 24, 2017 to all common stockholders of record as of March 3, 2017. The Company's newly-adopted dividend policy, previously announced in December 2016 (see Note N above), provides for the payment of a regular semi-annual dividend of $0.05 per common share ($0.10 per common share annually).

[3]	On February 2, 2017, the Company issued 13,500 restricted stock units to each of its three non-management directors as an annual grant for 2017. Each restricted stock unit represents a contingent right to receive one share of the Company's common stock. The restricted stock units vest in four equal quarterly amounts of 3,375 shares of common stock on March 15, 2017, June 15, 2017, September 15, 2017 and December 15, 2017, subject to continued service on the Board of Directors.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)     Financial Statements:

                               The following are included under Item 8 "Financial Statements and Supplementary Data:"

Report of Independent Registered Public Accounting Firm
Consolidated balance sheets as of December 31, 2016 and 2015
Consolidated statements of income and comprehensive income for the years ended December 31, 2016 and 2015
Consolidated statements of changes in stockholders' equity for the years ended December 31, 2016 and 2015
Consolidated statements of cash flows for the years ended December 31, 2016 and 2015
Notes to consolidated financial statements

(a)(2)     Financial Statements Schedules:
Financial statement schedules are omitted because the information is not applicable.

(a)(3)     Exhibits

3(i)(a)	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-59617), declared effective by the SEC on November 12, 1998 (the "1998 Registration Statement"), and incorporated herein by reference.

3(i)(b)	Certificate of Amendment to the Certificate of Incorporation dated November 27, 2001. Previously filed as Exhibit 3.1.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-81344) declared effective by the SEC on February 12, 2002, and incorporated herein by reference (the "February 2002 Form S-3")

3(i)(c)	Certificate of Amendment to the Certificate of Incorporation dated October 9, 2013. Previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on October 10, 2013, and incorporated herein by reference.

3(ii)	Second Amended and Restated By-laws. Previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 filed on November 14, 2016 and incorporated herein by reference.

4.1	Form of Common Stock certificate. Previously filed as Exhibit 4.1 to the 1998 Registration Statement and incorporated herein by reference.

10.1+	2013 Stock Incentive Plan. Previously filed as Appendix B to the Company's Schedule 14A (Proxy Statement) filed on August 20, 2013 and incorporated herein by reference.

10.2	Patents Purchase, Assignment and License Agreement, dated November 18, 2003, between the Company and Merlot Communications, Inc. Previously filed as Exhibit 10.10 to the Company's Current Report on Form 8-K filed December 3, 2003 and incorporated herein by reference.

10.3	Amendment to Patents Purchase, Assignment and License Agreement, dated January 18, 2005, between the Company and Merlot Communications, Inc. Previously filed January 24, 2005 as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 18, 2005 and incorporated herein by reference.

10.4	Form of stock option agreement, previously filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8, filed on October 14, 2009 and incorporated herein by reference.

10.5	Settlement Agreement between the Company and Cisco Systems, Inc. and Cisco-Linksys, LLC. Portions of the Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an order granting confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended. Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 20, 2010 and incorporated herein by reference.

10.6	Settlement and License Agreement, dated May 25, 2011, among the Company, Corey M. Horowitz, CMH Capital Management Corp. and Cisco Systems, Inc. and Cisco Consumer Products, LLC. Portions have been omitted pursuant to an order granting confidentiality treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 as amended. Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 1, 2011 and incorporated herein by reference.

10.7+	Employment Agreement, dated July 14, 2016, between the Company and Corey M. Horowitz, Chairman and Chief Executive Officer. Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 19, 2016 and incorporated herein by reference.

10.8	Patent Purchase Agreement, dated February 28, 2013, between the Company and Dr. Ingemar Cox. Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 5, 2013 and incorporated herein by reference.

10.9	Asset Purchase Agreement, dated as of May 21, 2013, between the Company and Mirror Worlds, LLC. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Previously filed as Exhibit 10.1 to the Company's Form 8-K filed on May 29, 2013 and incorporated herein by reference.

14	Code of Ethics. Previously filed as Exhibit 14 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 14, 2004 and incorporated herein by reference.

21.1*	List of Subsidiaries of Registrant

23.1*	Consent of Friedman, LLP, Independent Registered Public Accounting Firm

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

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

________________________
*  Filed herewith
+  Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 20th day of March 2017.

NETWORK-1 TECHNOLOGIES, INC.

By:	/s/ Corey M. Horowitz
Corey M. Horowitz
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/ Corey M. Horowitz Corey M. Horowitz	Chairman and Chief Executive Officer, Chairman of the Board of Directors (principal executive officer)	March 20, 2017

/s/ David Kahn David Kahn	Chief Financial Officer, Secretary and a Director (principal financial officer and principal accounting officer)	March 20, 2017

/s/ Emanuel Pearlman Emanuel Pearlman	Director	March 20, 2017

/s/ Niv Harizman Niv Harizman	Director	March 20, 2017

/s/ Allison Hoffman Allison Hoffman	Director	March 20, 2017