Form 10-Q
period 2017-03-31
NETWORK 1 TECHNOLOGIES INC
filed 2017-05-15
CIK 1065078

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Emerging growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying  with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The number of shares of the registrant's common stock, $.01 par value per share, outstanding as of May 8, 2017 was 24,329,954.

NETWORK-1 TECHNOLOGIES, INC.

Form 10-Q Index

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2017	December 31, 2016
ASSETS:

CURRENT ASSETS:
Cash and cash equivalents	$48,000,000	$50,918,000
Marketable securities, available for sale	1,064,000	1,065,000
Royalty receivables, net	7,020,000	2,879,000
Prepaid taxes	241,000	1,195,000
Other current assets	57,000	83,000

Total Current Assets	56,382,000	56,140,000

OTHER ASSETS:
Deferred tax assets	168,000	207,000
Patents, net of accumulated amortization	1,181,000	1,231,000
Security deposits	19,000	19,000

Total Other Assets	1,368,000	1,457,000

TOTAL ASSETS	$57,750,000	$57,597,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$245,000	$171,000
Accrued contingency fees and related costs	1,910,000	2,681,000
Accrued payroll	258,000	1,748,000
Other accrued expenses	149,000	125,000

TOTAL LIABILITIES	2,562,000	4,725,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value, authorized 10,000,000 shares;
none issued and outstanding at March 31, 2017 and December 31, 2016	—	—

Common stock, $0.01 par value; authorized 50,000,000 shares;
24,329,954 and 23,744,829 shares issued and outstanding at
March 31, 2017 and December 31, 2016, respectively	243,000	238,000

Additional paid-in capital	63,665,000	62,367,000
Accumulated deficit	(8,688,000)	(9,702,000)
Accumulated other comprehensive loss	(32,000)	(31,000)

TOTAL STOCKHOLDERS' EQUITY	55,188,000	52,872,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$57,750,000	$57,597,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016

REVENUE	$6,221,000	$5,190,000

OPERATING EXPENSES:
Costs of revenue	1,792,000	1,486,000
Professional fees and related costs	405,000	452,000
General and administrative	484,000	403,000
Amortization of patents	50,000	414,000
Stock-based compensation	237,000	12,000

TOTAL OPERATING EXPENSES	2,968,000	2,767,000

OPERATING INCOME	3,253,000	2,423,000
OTHER INCOME:
Interest income, net	9,000	10,000

INCOME BEFORE INCOME TAXES	3,262,000	2,433,000

INCOME TAXES (BENEFIT):
Current	955,000	51,000
Deferred taxes, net	39,000	(1,438,000)
Total income taxes (benefit)	994,000	(1,387,000)

NET INCOME	$2,268,000	$3,820,000

Net Income Per Share
Basic	$0.09	$0.16
Diluted	$0.09	$0.16

Weighted average common shares outstanding:
Basic	24,118,851	23,252,751
Diluted	26,333,945	24,266,573

Cash dividends declared per share	$0.05	$—

NET INCOME	$2,268,000	$3,820,000

OTHER COMPREHENSIVE INCOME:
Unrealized holding gain (loss) on securities available-for-sale arising during the period	(1,000)	27,000

COMPREHENSIVE INCOME	$2,267,000	$3,847,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,268,000	$3,820,000
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Amortization of patents	50,000	414,000
Stock-based compensation	237,000	12,000
Deferred tax provision	39,000	(1,438,000)

Changes in operating assets and liabilities:
Royalty receivables	(4,141,000)	(3,665,000)
Prepaid taxes	955,000	—
Other current assets	26,000	74,000
Accounts payable	74,000	124,000
Accrued expenses	(2,285,000)	777,000

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,777,000)	118,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of patents	—	(2,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(1,209,000)	—
Value of shares delivered to fund withholding taxes on exercise of options	—	(44,000)
Repurchases of common stock, net of commissions	—	(1,000)
Proceeds from exercise of options and warrants	1,068,000	60,000

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(141,000)	15,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,918,000)	131,000

CASH AND CASH EQUIVALENTS, beginning of period	50,918,000	20,608,000

CASH AND CASH EQUIVALENTS, end of period	$48,000,000	$20,739,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—
Income taxes	—	—

NON-CASH FINANCING ACTIVITY
Accrued dividend rights on restricted stock units	$47,000	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS:

[1] BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of the management of Network-1 Technologies, Inc. (the "Company"), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 2017, and the results of its operations and comprehensive income for the three month periods ended March 31, 2017 and March 31, 2016 and its cash flows for the three month periods ended March 31, 2017 and March 31, 2016.  The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP may have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2017. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results of operations to be expected for the full year.  The accompanying condensed consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, Mirror Worlds Technologies, LLC.

[2] BUSINESS:

The Company is engaged in the development, licensing and protection of its intellectual property assets.  The Company presently owns thirty-three (33) patents including (i) the remote power patent (the "Remote Power Patent") covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) the Mirror Worlds patent portfolio (the "Mirror Worlds Patent Portfolio") relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) the Cox patent portfolio (the "Cox Patent Portfolio") relating to enabling technology for identifying media content on the Internet and taking further action to be performed based on such identification; and (iv) patents covering systems and methods for the transmission of audio, video and data over computer and telephony networks in order to achieve high quality of service (QoS) (the "QoS Patents"). The Company has been actively engaged in licensing its Remote Power Patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables.  As of March 31, 2017, the Company has entered into twenty-four (24) license agreements with respect to its Remote Power Patent.  The Company has also entered into two license agreements with respect to its Mirror Worlds Patent Portfolio.  The Company's current strategy includes continuing to pursue licensing opportunities for its intellectual property assets.  The Company's acquisition strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as the Company has achieved with respect to its Remote Power Patent and Mirror Worlds Patent Portfolio.  The Company's Remote Power Patent has generated licensing revenue in excess of $111,000,000 from May 2007 through March 31, 2017.  As a result of the Company's acquisition of the Mirror Worlds Patent Portfolio in May 2013, the Company achieved licensing and other revenue of $47,150,000 through March 31, 2017.  In addition, the Company may enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company's unaudited condensed consolidated financial statements include revenue recognition, the valuation of warrants and stock-based compensation, current income taxes, valuation of patents, accrued expenses and valuation of marketable securities.  Actual results could be materially different from those estimates, upon which the carrying values were based.

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

Costs of Revenue

The Company includes in costs of revenue for the three months ended March 31, 2017 and 2016 contingent legal fees payable to patent litigation counsel (see Note H[1] hereof) and incentive bonus compensation payable to its Chairman and Chief Executive Officer (see Note I[1] hereof).

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

ASC 740-10, "Accounting for Uncertainty in Income Taxes," defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.  The Company has no uncertain tax positions as of March 31, 2017 and December 31, 2016.

United States federal, state and local income tax returns prior to 2013 are not subject to examination by any applicable tax authorities, except that tax authorities could challenge returns (only under certain circumstances) for earlier years to the extent they generated loss carry-forwards that are available for those future years.

Effective January 1, 2017, the Company adopted ASU 2016-09, Improvements to Employee Share Based Accounting, which impacts the Company's presentation of certain taxes.  See "Accounting Standards Adopted in Period" section of this Note B for further details.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.  Accordingly, we record impairment losses on long-lived assets used in operations or expected to be disposed of when indicators of impairment exist and the undiscounted cash flows expected to be derived from those assets are less than carrying amounts of these assets.  At March 31, 2017 and March 31, 2016, there was no impairment to the Company's patents.

Stock-Based Compensation

The Company accounts for its stock-based compensation awards to employees and directors in accordance with FASB ASC Topic 718, Compensation - Stock Compensation ("ASC 718"). ASC 718 requires all stock-based compensation to employees, including grants of employee stock options and restricted stock units, to be recognized in the unaudited condensed consolidated statements of income and comprehensive income based on their grant date fair values. Compensation expense related to awards to employees is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Share-based compensation issued to non-employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period and are expensed using an accelerated attribution model. The Company uses the Black-Scholes option pricing model to determine the grant date fair value of options granted.  The fair value of restricted stock units is determined based on the number of shares granted and either the quoted market price of the Company's common stock on the date of grant for time-based and performance-based awards, or the fair value on the date of grant using the Monte Carlo Simulation model for market-based awards (see Note D hereof for further discussion of the Company's stock – based compensation).

Earnings Per Share

The Company reports earnings per share in accordance with U.S. GAAP, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts, such as warrants and options to purchase common stock were exercised and shares were issued pursuant to outstanding restricted stock units.  Common stock equivalents having an anti-dilutive effect on earnings per share are excluded from the calculation of diluted earnings per share (see Note E hereof).

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

The carrying value of cash, marketable securities, royalty receivables, other assets, accounts payable, and accrued expenses approximates fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.  Marketable securities available for sale are measured at fair value on a recurring basis based on Level 1 inputs (see Note G hereof).

Dividends

Dividends are recorded when declared by the Company's Board of Directors.  Common stock dividends are charged against retained earnings when declared or paid (see Note M hereof).

Recent Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230, Statement of Cash Flows. This ASU provides guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The Company does not believe that the adoption of this ASU will have a material impact on its unaudited condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, and requires a lessee to recognize assets and liabilities for leases with a maximum possible term of more than 12 months.  A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term.  Early application is permitted. The Company does not believe that the adoption of this accounting standard will have a material impact on its unaudited condensed consolidated financial statements.

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU No. 2014-09 provides for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance.  The new revenue standard allows for either full retrospective or modified retrospective application.  The Company is required to adopt the amendments in ASU No. 2014-09 using one of the two acceptable methods.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

deferred the effective date of ASU No. 2014-09 to annual periods beginning after December 2017, along with an option to permit early adoption as of the original effective date.  In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends the guidance in 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property.  The ASU does not change the core principle of the guidance in Topic 606. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. The effective date and transition requirements for the ASUs are the same as the effective date and transition requirements in Topic 606. Public entities should apply the ASUs for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The Company expects to complete its assessment process, including identifying its performance obligations and selecting a transition method for adoption, by the end of the second quarter of 2017 along with its implementation process prior to the adoption of this ASU on January 1, 2018.

Accounting Standards Adopted in the Period

In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification ("ASC") Topic 718, Compensation - Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Prior to this amendment, excess tax benefits resulting from the difference between the deduction for tax purposes and the compensation costs recognized for financial reporting were not recognized until the deduction reduced taxes payable.  Under the new method the Company will recognize excess tax benefits in the current accounting period.  Additionally, ASU 2016-09 requires that the Company present excess tax benefits on the Statement of Cash Flows as an operating activity. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016. The Company adopted ASU 2016-09 in the first quarter of 2017 and elected to apply this adoption prospectively. Prior periods have not been adjusted. The effective tax rate for the three months ended March 31, 2017 differed from the Federal statutory rate primarily due to the recognition of excess tax benefits as a component of the provision for income taxes attributable to the adoption of ASU 2016-09.

NOTE C - PATENTS

The Company's intangible assets at March 31, 2017 include patents with estimated remaining economic useful lives ranging from 3.5 to 4.5 years.  For all periods presented, all of the Company's patents were subject to amortization.  The gross carrying amounts and accumulated amortization related to acquired intangible assets as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Gross carrying amount – patents	$6,427,000	$6,427,000
Accumulated amortization – patents	(5,246,000)	(5,196,000)
Patents, net	$1,181,000	$1,231,000

NOTE C – PATENTS (continued)

Amortization expense for the three months ended March 31, 2017 and March 31, 2016 was $50,000 and $414,000, respectively.  Future amortization of current intangible assets, net is as follows:

Twelve Months Ended March 31,
2018	$200,000
2019	$193,000
2020	$193,000
2021	$193,000
2022 and thereafter	$402,000
Total	$1,181,000

The Company's Remote Power Patent expires in March 2020. The expiration dates of the patents within the Company's Mirror Worlds Patent Portfolio range from August 2017 to February 2020 (six of the patents in the Mirror Worlds Patent Portfolio expired as of September 30, 2016).  The expiration dates of the patents within the Cox Patent Portfolio range from September 2021 to November 2023 and the expiration date of the QoS Patents is June 2019.

NOTE D – STOCK-BASED COMPENSATION

Restricted Stock Units

During the three months ended March 31, 2017, the Company issued 13,500 restricted stock units to each of its three non-management directors as an annual grant for 2017 for service on the Company's Board of Directors.  Each restricted stock unit represents a contingent right to receive one share of the Company's common stock.  The restricted stock units vest in four equal quarterly installments of 3,375 shares of common stock on March 15, 2017, June 15, 2017, September 15, 2017 and December 15, 2017, subject to continued service on the Board of Directors.

NOTE D – STOCK-BASED COMPENSATION (continued)

A summary of restricted stock unit activity for the three months ended March 31, 2017 is as follows (each restricted stock unit represents the right to receive one share of the Company's common stock):

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance of restricted stock units outstanding at December 31, 2016	890,000	$2.29
Grants of restricted stock units	40,500	$3.80
Vested restricted stock units	(10,125)	$(3.80)
Balance of unvested restricted stock units at March 31, 2017	920,375	$2.34

Restricted stock unit compensation expense was $237,000 for the three months ended March 31, 2017.  There was no restricted stock unit compensation expense for the three months ended March 31, 2016.

The Company has an aggregate of $1,572,000 of unrecognized restricted stock unit compensation expense as of March 31, 2017 to be expensed over a weighted average period of 2.1 years.

All of the Company's 920,375 outstanding restricted stock units have dividend equivalent rights.

Stock Options

There were no stock option grants during the three months ended March 31, 2017 and March 31, 2016.

The following table presents information relating to all stock options outstanding and exercisable at March 31, 2017:

Weighted
		Weighted	Average
Range of		Average	Remaining
Exercise	Options	Exercise	Life in	Options
Price	Outstanding	Price	Years	Exercisable

$0.83 - $2.34	2,110,000	$1.28	2.75	2,110,000

The Company recorded stock-based compensation related to stock option grants of $0 and $12,000 for the three months ended March 31, 2017 and March 31, 2016, respectively.

The Company had no unrecognized stock-based compensation cost as of March 31, 2017.  The aggregate intrinsic value of options exercisable at March 31, 2017 was $7,541,050.

During the three months ended March 31, 2017, the Company's Chief Financial Officer and three of his children exercised stock options to purchase an aggregate of 75,000 shares of the Company's common stock at an exercise price of $1.40 per share.  In addition, during the three months ended March 31, 2017, a former director exercised a stock option to purchase 125,000 shares of the Company's common stock at an exercise price of $1.40 per share.

During the three months ended March 31, 2016, the Company's Chief Financial Officer and Executive Vice President exercised stock options to purchase 100,000 shares of the Company's

NOTE D – STOCK-BASED COMPENSATION (continued)

common stock, at an exercise price of $1.59 per share, and 240,000 shares of common stock, at an exercise price of $1.60 per share, respectively.  The options were exercised on a partial cashless (net exercise) basis by delivery to the Company of an aggregate of 249,820 shares of the Company's common stock (Chief Financial Officer – 50,857 shares and Executive Vice President - 198,963 shares) and $55,250.  In addition, an aggregate of 22,655 shares and $6,045 (Chief Financial Officer – 5,563 shares and $6,045 and Executive Vice President – 17,092 shares) were delivered to fund payroll withholding taxes on exercise, resulting in net shares of 43,580 and 23,944 issued to the Chief Financial Officer and Executive Vice President, respectively, with respect to such option exercises.  In addition, during the three months ended March 31, 2016, a consultant to the Company exercised a stock option to purchase 90,000 shares of the Company's common stock, at an exercise price of $1.60 per share.  Such option was exercised on a cashless (net exercise) basis by delivery to the Company of 72,727 shares of common stock resulting in 17,273 net shares issued to the consultant with respect to such option exercise.

Warrants

As of March 31, 2017, there were no outstanding warrants to purchase shares of the Company's common stock.

During the three months ended March 31, 2017, Recognition Interface, LLC exercised its remaining warrants to purchase an aggregate of 375,000 shares of the Company's common stock, at an exercise price of $2.10 per share, which resulted in gross proceeds to the Company of $787,500.

NOTE E – EARNINGS PER SHARE

Basic Earnings per share is calculated by dividing the net income by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and restricted stock units. Potential shares of 3,030,375 and 3,160,000 at March 31, 2017 and March 31, 2016, respectively, consisted of options, warrants and restricted stock units.  Computations of basic and diluted weighted average common shares outstanding are as follows:

	Three Months Ended March 31,
	2017	2016
Weighted-average common shares outstanding – basic	24,118,851	23,252,751
Dilutive effect of options, warrants and restricted stock units	2,215,094	1,013,822
Weighted-average common shares outstanding – diluted	26,333,945	24,266,573
Options, warrants and restricted stock units excluded from the computation of diluted income per share because the effect of inclusion would have been anti-dilutive	250,000	480,000

NOTE F – CASH AND CASH EQUIVALENTS

The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC").  At March 31, 2017, the Company maintained a cash balance of $47,219,000 in excess of FDIC limits.

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Cash and cash equivalents as of March 31, 2017 and December 31, 2016 are composed of:

	March 31, 2017	December 31, 2016

Cash	$7,944,000	$9,452,000
Money market fund	40,056,000	41,466,000
Total	$48,000,000	$50,918,000

NOTE G - MARKETABLE SECURITIES

Marketable securities are classified as available-for-sale and are recorded at fair market value.  Unrealized gains and losses are reported as other comprehensive income or loss.  Realized gains and losses are reclassified from other comprehensive income or loss to net income or loss in the period they are realized.  At March 31, 2017 and December 31, 2016, the Company's marketable securities consisted of two corporate bonds (aggregate face value $1,000,000) with a 3.9% and 4.5% coupon and term of greater than three months when purchased.  The Company's marketable securities mature in 2021 and it is not the intention of the Company to hold such securities until maturity.

NOTE H – COMMITMENTS AND CONTINGENCIES

[1] Legal Fees:

Russ, August & Kabat provides legal services to the Company with respect to its pending patent litigation filed in May 2017 against Facebook, Inc. in the United States District Court for the Southern District of New York relating to several patents within the Company's Mirror Worlds Patent Portfolio (see Note N hereof).  The terms of the Company's agreement with Russ, August & Kabat provide for cash payments on a monthly basis subject to a cap plus a contingency fee ranging between 15% and 24% of the net recovery (after deduction of expenses) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved.  The Company is responsible for all of the expenses incurred with respect to this litigation.

Russ, August & Kabat provides legal services to the Company with respect to its pending patent litigations filed in April 2014 and December 2014 against Google Inc. and YouTube, LLC in the United States District Court for the Southern District of New York relating to certain patents within the Company's Cox Patent Portfolio (see Note J[3] hereof).  The terms of the Company's agreement with Russ, August & Kabat provides for legal fees on a full contingency basis ranging from 15% to 30% of the net recovery (after deduction of expenses) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved.  The Company is responsible for all of the expenses incurred with respect to this litigation.

Dovel & Luner, LLP provides legal services to the Company with respect to its patent litigation filed in September 2011 against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler (see Note J[1] hereof).  The

NOTE H – COMMITMENTS AND CONTINGENCIES (continued)

terms of the Company's agreement with Dovel & Luner LLP essentially provide for legal fees on a full contingency basis ranging from 12.5% to 35% (with certain exceptions) of the net recovery (after deduction for expenses) depending on the stage of the preceding in which a result (settlement or judgment) is achieved.  For the three months ended March 31, 2017 and March 31, 2016, the Company incurred aggregate contingent legal fees with respect to the litigation of $284,000 and $52,000, respectively, to Dovel & Luner, LLP.  The Company is responsible for a certain portion of the expenses incurred with respect to the litigation.

Dovel & Luner, LLP provided legal services to the Company with respect to the litigation settled in July 2010 against Cisco and several other major data networking equipment manufacturers (see Note J[2] hereof).  The terms of the Company's agreement with Dovel & Luner, LLP with respect to this litigation provided for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of 24% (based on the settlement being achieved at the trial stage).  As a result of the royalty payments payable quarterly by Cisco in accordance with the Company's settlement and license agreement with Cisco, the Company has an obligation to pay Dovel & Luner, LLP (including local counsel) 24% of such royalties received.  During the three months ended March 31, 2017 and March 31, 2016, the Company incurred aggregate legal fees to Dovel & Luner LLP of $1,189,000 and $1,164,000, respectively, with respect to the litigation.

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

NOTE H – COMMITMENTS AND CONTINGENCIES (continued)

As part of the acquisition of the Mirror Worlds Patent Portfolio, the Company also entered into an agreement with Recognition Interface, LLC ("Recognition"), an entity that financed the commercialization of the patent portfolio prior to its sale to Mirror Worlds, LLC and also retained an interest in the licensing proceeds of the patent portfolio held by Mirror Worlds, LLC.  Pursuant to the terms of the Company's agreement with Recognition, Recognition received (i) 5-year warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $1.40 per share, and (ii) 5-year warrants to purchase 250,000 shares of common stock at an exercise price of $2.10 per share. Recognition also received from the Company an interest in the net proceeds realized from the monetization of the Mirror Worlds Patent Portfolio, as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; and (iii) 20% of any portion of the net proceeds in excess of $250 million.  Since entering into the agreement with Recognition in May 2013, the Company has paid Recognition an aggregate of $3,127,000 with respect to such net proceeds interest related to the Mirror Worlds Patent Portfolio.  In addition, Abacus and Associates, Inc. ("Abacus"), an entity affiliated with Recognition, received a 60-day warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $2.05 per share.  In accordance with the Company's agreement with Recognition, as a result of the exercise of the 60-day warrant by Abacus in July 2013, additional 5-year warrants to purchase an aggregate of 250,000 shares of the Company's common stock were issued to Recognition (125,000 shares at an exercise price of $2.10 per share and 125,000 shares at an exercise price of $1.40 per share).  As part of the acquisition of the Mirror Worlds Patent Portfolio, professional fees and filing fees of $409,000 were capitalized as patent cost.

[3] Lease Agreements:

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

Mirror Worlds Technologies, LLC, the Company's wholly-owned subsidiary, entered into a one year lease, at a base rent of $620 per month, to rent office space in Tyler, Texas (expiring April 30, 2018).

NOTE I - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

[1]   On July 14, 2016, the Company entered into a new employment agreement ("Agreement") with its Chairman and Chief Executive Officer pursuant to which he continues to serve the Company in such positions for a five year term, at an annual base salary of $475,000 which shall be increased by 3% per annum during the term of the Agreement.  The Agreement established an annual target bonus of $175,000 for the Chairman and Chief Executive Officer based upon performance.  In addition, the Company granted to the Chairman and Chief Executive Officer, under its 2013 Stock Incentive Plan, 750,000 restricted stock units (the "RSUs") which vest in three tranches, as follows: (i) 250,000 RSUs shall vest on July 14, 2018, subject to the Chairman and Chief Executive Officer's continued employment by the Company through the vesting date (the "Employment Condition"); (ii) 250,000 RSUs shall vest at any time beginning July 14, 2018

NOTE I - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS (continued)

through July 14, 2021 in equal annual installments for the remaining term of employment, subject to (1) the Employment Condition being satisfied through each such annual vesting date and (2) the Company's common stock achieving a closing price (for 20 consecutive trading days) of a minimum of $3.25 per share (subject to adjustment for stock splits) at any time during the term of employment; and (iii) 250,000 RSUs vest at any time beginning July 14, 2018 through July 14, 2021 in equal annual installments for the remaining term of employment subject to (1) the Employment Condition being satisfied through each such annual vesting date and (2) the Company's common stock achieving a closing price (for 20 consecutive trading days) of a minimum of $4.25 per share (subject to adjustment for stock splits) at any time during the term of employment.  The aforementioned stock price vesting conditions of $3.25 per share and $4.25 per share have been satisfied.  Notwithstanding the above, in the event of a Change of Control (as defined), a Termination Other Than for Cause (as defined), or a termination of employment by the Chairman and Chief Executive Officer for Good Reason (as defined), all of the 750,000 RSUs shall accelerate and become immediately fully vested.

Under the terms of the Agreement, so long as the Chairman and Chief Executive Officer continues to serve as an executive officer of the Company, whether pursuant to the Agreement or otherwise, the Chairman and Chief Executive Officer shall also receive incentive compensation in an amount equal to 5% of the Company's gross royalties or other payments from Licensing Activities (as defined) (without deduction of legal fees or any other expenses) with respect to its Remote Power Patent and a 10% net interest (gross royalties and other payments after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company's royalties and other payments relating to Licensing Activities with respect to patents other than the Remote Power Patent (including the Mirror Worlds Patent Portfolio and the Cox Patent Portfolio) (collectively, the "Incentive Compensation").  During the three months ended March 31, 2017 and March 31, 2016, the Chairman and Chief Executive Officer earned Incentive Compensation of $311,000 and $259,000, respectively.  As of March 31, 2017 and December 31, 2016, $258,000 and $748,000 of such compensation were included in accrued expenses, respectively.  The Incentive Compensation shall continue to be paid to the Chairman and Chief Executive Officer for the life of each of the Company's patents with respect to licenses entered into with third parties during the term of his employment or at anytime thereafter, whether he is employed by the Company or not; provided, that, the Chairman and Chief Executive Officer's employment has not been terminated by the Company "For Cause" (as defined) or terminated by him without "Good Reason" (as defined).  In the event of a merger or sale of substantially all of the assets of the Company, the Company has the option to extinguish the right of the Chairman and Chief Executive Officer to receive future Incentive Compensation by payment to him of a lump sum payment, in an amount equal to the fair market value of such future interest as determined by an independent third party expert if the parties do not reach agreement as to such value.  In the event that the Chairman and Chief Executive Officer's employment is terminated by the Company "Other Than For Cause" (as defined) or by him for "Good Reason" (as defined), the Chairman and Chief Executive Officer shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) a pro-rated portion of the $175,000 target bonus provided bonus criteria have been satisfied on a pro-rated basis through the calendar quarter in which the termination occurs and (iii) accelerated vesting of all unvested options, warrants, RSUs and other awards.

NOTE I - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS (continued)

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

[2]  The Company's Chief Financial Officer serves on an at-will basis, pursuant to an offer letter dated April 9, 2014, at an annual base salary of $175,000 (increased in June 2016 from $157,500) and is eligible to receive incentive or bonus compensation on an annual basis in the discretion of the Company's Compensation Committee.  In connection with the offer letter, the Chief Financial Officer was issued, under the Company's 2013 Stock Incentive Plan, a 5-year stock option to purchase 50,000 shares of the common stock, at an exercise price of $1.65 per share, which option vested in two equal amounts (25,000 shares each) on each of December 31, 2014 and December 31, 2015.  In addition, in the event the Chief Financial Officer's employment is terminated without "Good Cause" (as defined), he shall receive (i) (a) 6 months base salary or (b) 12 months base salary in the event of a termination without "Good Cause" within 6 months following a "Change of Control" of the Company (as defined) and (ii) accelerated vesting of all remaining unvested shares underlying his options or any other awards he may receive in the future.

[3]   The Company's Executive Vice President serves on an at-will basis at an annual base salary of $200,000 and is eligible to receive incentive or bonus compensation on an annual basis in the discretion of the Company's Compensation Committee.

NOTE J - LEGAL PROCEEDINGS

[1]  In September 2011, the Company initiated patent litigation against sixteen (16) data networking equipment manufacturers (and affiliated entities) in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of its Remote Power Patent.  Named as defendants in the lawsuit, excluding related parties, were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inx., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transitions Networks, Inc.  The Company seeks monetary damages based upon reasonable royalties.  To date, the Company has achieved settlement agreements with twelve (12) of the defendants.  The remaining four defendants are Hewlett Packard Company, Inc., Juniper Networks, Inc, AXIS Communications Inc. and Avaya Inc.  The litigation has been consolidated for pre-trial issues and there will be a separate trial for each defendant.  On January 19, 2017, defendant Avaya, Inc. filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.  As a result of the bankruptcy filing, the litigation against Avaya is currently subject to an automatic stay.  The first of the trials is scheduled to commence on November 6, 2017.

NOTE J - LEGAL PROCEEDINGS (continued)

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

[3]  On April 4, 2014 and December 3, 2014, the Company initiated litigation against Google Inc.("Google") and YouTube, LLC ("YouTube") in the United States District Court for the Southern District of New York for infringement of several of its patents within the Cox Patent Portfolio acquired from Dr. Cox (see Note H[2] hereof) which relate to the identification of media content on the Internet.  The lawsuits allege that Google and YouTube have infringed and continue to infringe certain of the Company's patents by making, using, selling and offering to sell unlicensed systems and related products and services, which include YouTube's Content ID system.

The above referenced litigations that the Company commenced in the United States District Court for the Southern District of New York in April 2014 and December 2014 against Google and YouTube are currently subject to a court ordered stay which has been in effect since July 2015 as a result of proceedings at the Patent Trial and Appeal Board (PTAB) and the pending appeals to the United States District Court of Appeals for the Federal Circuit.

NOTE K – STOCK REPURCHASE

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

NOTE K – STOCK REPURCHASE (continued)

Since inception of the Share Repurchase Program through March 31, 2017, the Company has repurchased an aggregate of 6,926,004 shares of its common stock at a cost of $11,463,873 (exclusive of commissions) or an average per share price of $1.66.  All such repurchased shares have been cancelled.  During the three months ended March 31, 2017, the Company did not repurchase any shares of its common stock.  At March 31, 2017, the approximate dollar value of shares that may be repurchased under the Share Repurchase Program was $2,536,000.

NOTE L – CONCENTRATIONS

Revenue from one licensee constituted approximately 77% and 91% of the Company's revenue for the three months ended March 31, 2017 and March 31, 2016, respectively.  At March 31, 2017, royalty receivables from two licensees constituted approximately 84% of the Company's net royalty receivables.  At December 31, 2016, royalty receivables from three licenses constituted approximately 85% of the Company's net royalty receivables.

NOTE M - DIVIDENDS

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

On February 2, 2017, the Board of Directors of the Company declared an initial semi-annual cash dividend of $0.05 per common share with a payment date of March 24, 2017 to all common stockholders of record as of March 3, 2017.

During the three months ended March 31, 2017, the Company accrued dividends of $47,000 for unvested restricted stock units with dividend equivalent rights.

NOTE N – SUBSEQUENT EVENTS

[1]  On May 2, 2017, Judge Robert W. Schroeder of the United States District Court for the Eastern District of Texas, Tyler Division, in the Company's patent infringement action currently pending against four defendants with respect to its Remote Power Patent (see Note J[1]), issued an order adopting the prior report and recommendation of the United States Magistrate Judge which found that all of the claims of the Remote Power Patent were not invalid.  As a result of the Court's decision, the balance of $2,300,000 of the Company's settlement with ALE USA Inc. reached in July 2016 is payable to the Company in three equal quarterly payments of $766,666 beginning July 1, 2017.  The settlement balance of $2,300,000 will be recorded by the Company as revenue in the second quarter of 2017.

[2]  On May 9, 2017, the Company's wholly-owned subsidiary, Mirror Worlds Technologies, LLC, initiated patent litigation against Facebook, Inc. in United States District Court for the Southern District of New York for infringement of U.S. Patent No. 6,006,227, U.S. Patent No. 7,865,538 and U.S. Patent No. 8,255,439, patents within the Company's Mirror Worlds Patent Portfolio.  The lawsuit alleges that the aforementioned patents are infringed by Facebook's core technologies that enable Facebook's Newsfeed and Timeline features.  The lawsuit further alleges that Facebook's unauthorized use of the stream based solutions of the asserted Company patents has helped Facebook become the most popular social networking site in the world.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WHICH ARE STATEMENTS THAT INCLUDE INFORMATION BASED UPON BELIEF OF OUR MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION AVAILABLE TO MANAGEMENT. STATEMENTS CONTAINING TERMS SUCH AS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS" OR SIMILAR WORDS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS.  ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED ON PAGES 16-26 OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2016 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 20, 2017 AND IN THIS QUARTERLY REPORT ON FORM 10-Q.

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

We have been actively engaged in the licensing of our Remote Power Patent (U.S. Patent No. 6,218,930).  We currently have twenty-four (24) licensees for our Remote Power Patent which, among others, include license agreements with Cisco Systems, Inc., Extreme Networks, Inc., Netgear, Inc., Microsemi Corporation, Motorola Solutions, Inc., NEC Corporation, Samsung Electronics Co., Ltd., Dell, Inc., Huawei Technologies Co., Ltd., ShoreTel, Inc. and Polycom, Inc. and several other major data networking equipment manufacturers.  Our current strategy includes continuing our licensing efforts with respect to our intellectual property assets.  In addition, we continue to seek to acquire additional intellectual property assets to develop, commercialize, license or otherwise monetize such intellectual property.  Our strategy includes working with inventors and patent owners to assist in the development and monetization of their patented technologies.  We may also enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.

Our acquisition strategy focuses on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as we have achieved with respect to our Remote Power Patent and Mirror Worlds Patent Portfolio.  Our Remote Power Patent generated licensing revenue in excess of $111,000,000 from May 2007 through March 31, 2017.  As a result of our acquisition of the Mirror Worlds Patent Portfolio in May 2013, we achieved licensing and other revenue from the portfolio of an aggregate of $47,150,000 through March 31, 2017.

At March 31, 2017, our principal sources of liquidity consisted of cash and cash equivalents of $48,000,000 and working capital of $53,820,000.  We believe based on our current cash position and projected licensing revenue from existing licensees that we will have sufficient cash to fund our operations for the foreseeable future.  Based on our cash position, we continually review opportunities to acquire additional intellectual property as well as evaluate other strategic alternatives.

On December 9, 2016, we announced that our Board of Directors approved the initiation of a dividend policy.  The policy provides for the payment of regular semi-annual dividends of $0.05 per common share ($0.10 per common share annually) which are anticipated to be paid in March and September of each year.  It is anticipated that the semi-annual dividend will continue to be paid through March 2020 (expiration of our Remote Power Patent) provided that we continue to receive royalties from licensees of our Remote Power Patent.  On February 2, 2017, our Board of Directors declared an initial semi-annual dividend $0.05 per common share with a payment date of March 24, 2017 to all shareholders of record on March 3, 2017.

Our revenue from our patent licensing and enforcement business is generated from license agreements entered into as a result of litigation settlements or judgments (after a jury verdict).  Generally, in the event of settlement of litigation related to our assertion of patent infringement involving our intellectual property, defendants will either pay (i) a lump sum payment for a non-exclusive fully-paid license (a "Fully-Paid License"), or (ii) a lump sum payment (license initiation fee) together with an ongoing obligation to pay quarterly or monthly royalties to us for the life of the licensed patent (a "Royalty Bearing License").

Royalty Bearing Licenses

We currently have Royalty Bearing Licenses for our Remote Power Patent with sixteen (16) licensees pursuant to which such licensees are obligated to pay us ongoing royalties on a quarterly or monthly basis for the life of our Remote Power Patent (March 2020).  Revenue from ongoing royalties from our Royalty Bearing Licenses was $6,221,000 for the three months ended March 31, 2017 as compared to $5,190,000 for the three months ended March 31, 2016.  We had Royalty Bearing Licenses with sixteen (16) licencees for the three months ended March 31, 2017 as compared to thirteen (13) licensees for the three months ended March 31, 2016.  Cisco is our largest royalty bearing licensee.  Cisco constituted 77% and 91% of our ongoing royalty revenue from our Royalty Bearing Licenses for the three months ended March 31, 2017 and March 31, 2016, respectively.  Due to our annual royalty rate structure with Cisco, which includes declining rates as the volume of PoE products sales increase during the year, royalties from Cisco are typically highest in the first quarter of the calendar year and decline for each of the remaining calendar quarters of the year.

The obligation of our licensees to continue to make ongoing royalty payments to us from Royalty Bearing Licenses is contingent upon the continued validity of certain claims of our Remote Power Patent.  The validity of our Remote Power Patent is currently at issue in our pending litigation against four data equipment manufacturers in the United States District Court for the Eastern District of Texas (see "Legal Proceedings" at pages 29-31 hereof).  If certain claims of our Remote Power Patent are ultimately determined to be invalid, such a determination would have a material adverse effect on our business, financial condition and results of operations as our revenue stream is largely dependent upon the continued validity of our Remote Power Patent.

Pending Litigation

We currently have pending patent infringement litigations involving our Remote Power Patent and certain patents within our Cox Patent Portfolio and Mirror Worlds Patent Portfolio (see "Legal Proceedings" at pages 29 – 32 hereof).

In September 2011, we initiated patent litigation against sixteen (16) data equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  We have since settled the litigation against twelve (12) of the defendants.  The remaining four defendants in the litigation are Hewlett Packard Company, Inc., Juniper Networks, Inc., Avaya Inc. and AXIS Communications, Inc.  The first of the trials for the defendants is scheduled to commence on November 6, 2017 (see "Legal Proceedings" at pages 29-31 hereof).

In April 2014 and December 2014, we initiated patent infringement litigation against Google Inc. and YouTube, LLC in the United States District Court for the Southern District of New York for infringement of several patents within our Cox Patent Portfolio (see "Legal Proceedings" at page 32 hereof).  These litigations are currently subject to a court ordered stay pending appeal to the United States Court of Appeals for the Federal Circuit of Final Written Decisions of the Patent Trial and Appeal Board (PTAB) of the USPTO in our favor relating to four Inter Partes Review proceedings and a Covered Business Method Review (CBM) instituted by Google (see "Legal Proceedings" at page 32 of this quarterly report).

In May 2017, we initiated patent infringement litigation against Facebook, Inc. ("Facebook") in the United States District Court for the Southern District of New York, for infringement of our U.S. Patent No. 6,006,227 (the " '227 Patent"), U.S. Patent No. 7,865,538 and U.S. Patent No. 8,225,439 (among the patents we acquired as part of our acquisition of our Mirror Worlds Patent Portfolio) (see "Legal Proceedings" at page 31 hereof.

Taxes

We utilized our remaining net operating loss carry-forwards (NOLs) during the year ended December 31, 2016.  Current federal, state and local income taxes of $955,000 were recorded for the three months ended March 31, 2017.  The remaining deferred tax assets of $168,000 at March 31, 2017 relate to temporary (timing) differences with respect to outstanding options, warrants and restricted stock units.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenue.  We had revenue of $6,221,000 for the three months ended March 31, 2017 as compared to revenue of $5,190,000 for the three months ended March 31, 2016.  The increase in revenue of $1,031,000 or 20% for the three months ended March 31, 2017 was the result of increased revenue from Royalty Bearing Licenses for our Remote Power Patent.

Operating Expenses.  Operating expenses for the three months ended March 31, 2017 were $2,968,000 as compared to $2,767,000 for the three months ended March 31, 2016.  The increase in operating expenses of $201,000 was primarily due to an increase in costs of revenue of $306,000 associated with our increase in revenue and an increase in stock based compensation of $225,000, offset by decreased amortization of patents of $364,000.  We had costs of revenue of $1,792,000 and $1,486,000 for the three months ended March 31, 2017 and March 31, 2016, respectively.  Included in the costs of revenue for three months ended March 31, 2017 were contingent legal fees and expenses of $1,481,000 and $311,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note H and Note I[1] to our unaudited condensed consolidated financial statements included in this quarterly report).  Included in the costs of revenue for the three months ended March 31, 2016 were contingent legal fees and expenses of $1,227,000 payable to our patent litigation counsel and $259,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.

General and administrative expenses increased by $81,000 from $403,000 for the three months ended March 31, 2016 to $484,000 for the three months ended March 31, 2017.  Amortization of patents was $50,000 for the three months ended March 31, 2017 as compared to $414,000 for the three months ended March 31, 2016.  Stock-based compensation expense related to the issuance of restricted stock units was $237,000 for the three months ended March 31, 2017 as compared to $12,000 for the vesting of stock options for the three months ended March 31, 2016.  Professional fees and related costs were $405,000 for the three months ended March 31, 2017 as compared to $452,000 for the three months ended March 31, 2016.

Interest Income.  Interest income for the three months ended March 31, 2017 was $9,000 as compared to interest income of $10,000 for the three months ended March 31, 2016.

Operating Income. We had operating income of $3,253,000 for the three months ended March 31, 2017 compared with an operating income of $2,423,000 for the three months ended March 31, 2016.  The increased operating income of $830,000 for the three months ended March 31, 2017 was primarily due to increased revenue of $1,031,000 from Royalty Bearing Licenses for our Remote Power Patent.

Current Taxes.  Federal, state and local income taxes of $955,000 and $51,000 were recorded for the three months ended March 31, 2017 and March 31, 2016, respectively.  The increase in such taxes of $904,000 was due to our utilization of net operating loss carry-forwards with respect to net income of $3,820,000 for the three months ended March 31, 2016.

Deferred Tax Expense (benefit).  We recorded deferred tax expense (benefit) of $39,000 and $(1,438,000) for the three months ended March 31, 2017 and March 31, 2016, respectively.  The deferred tax expense of $39,000 for the three months ended March 31, 2017 relates to temporary (timing) differences with respect to outstanding options, warrants and restricted stock units.  The deferred tax (benefit) of $(1,438,000) was due to relief of our valuation allowance of $2,280,000 based upon future utilization of net operating loss carry-forwards with respect to future income, offset by taxes (approximately $842,000) on net income of $3,820,000 for the three months ended March 31, 2016.

Net Income.  As a result of the foregoing, we realized net income of $2,268,000 or $0.09 per share (basic and diluted) for the three months ended March 31, 2017 compared with net income of $3,820,000 or $0.16 per share (basic and diluted) for the three months ended March 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from revenue from licensing our patents.  At March 31, 2017, our principal sources of liquidity consisted of cash and cash equivalents of $48,000,000 and working capital of $53,820,000.  We believe based on our current cash position and projected licensing revenue from our existing license agreements that we will have sufficient cash to fund our operations for the foreseeable future.

At March 31, 2017, we had royalty receivables of $7,020,000 consisting of $6,020,000 due from Royalty Bearing Licenses, which are typically paid within sixty days of the end of the quarter, and a $1,000,000 settlement payment due in October 2017.

Working capital increased by $2,405,000 to $53,820,000 at March 31, 2017 as compared to working capital of $51,415,000 at December 31, 2016.  The increase in working capital for the three months ended March 31, 2017 was primarily due to an increase in royalty receivables of $4,141,000, decreases in accrued contingency fees and related costs of $771,000 and accrued payroll of $1,490,000, offset by a decrease in cash and cash equivalents of $2,918,000 and prepaid taxes of $955,000.

Net cash (used) provided by operating activities for the three months ended March 31, 2017 changed by $2,895,000 from $118,000 for the three months ended March 31, 2016 to $(2,777,000) for the three months ended March 31, 2017.  The change in net cash used by operating activities for the three months ended March 31, 2017 was primarily due to changes in accrued expenses of $3,062,000 and royalty receivables of $476,000.

Net cash used in investing activities for the three months ended March 31, 2017 and March 31, 2016 was $0 and $2,000, respectively, related to the purchase of patents.

Net cash provided by (used in) financing activities for the three months ended March 31, 2017 and March 31, 2016 was $(141,000) and $15,000, respectively.  The change primarily resulted from the exercise of stock options and warrants of $1,068,000 and $60,000 during the three months ended March 31, 2017 and 2016, respectively, which was offset by the payment of a cash dividend of $1,209,000 for the three months ended March 31, 2017.

We maintain our cash primarily in money market accounts.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities except for the lease obligations set forth in Note H[3] to our financial statements included in this quarterly report.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing  basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.  We believe that the assumptions and estimates associated with revenue recognition, patents, income taxes, impairment of long lived assets and stock-based compensation have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.  There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  See also Note B to our unaudited condensed consolidated financial statements included in this report.

Effect of New Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230, Statement of Cash Flows. This ASU provides guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted.  We do not believe that the adoption of this ASU will have a material impact on our unaudited condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, and requires a lessee to recognize assets and liabilities for leases with a maximum possible term of more than 12 months. A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. Early application is permitted. We do not believe that adoption of this accounting standard will have a material impact on our unaudited condensed consolidated financial statements.

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU No. 2014-09 provides for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance.  The new revenue standard allows for either full retrospective or modified retrospective application.  We are required to adopt the amendments in ASU No. 2014-09 using one of the two acceptable methods.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU No. 2014-09 to annual periods beginning after December 2017, along with an option to permit early adoption as of the original effective date.  In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends the guidance in 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property.  The ASU does not change the core principle of the guidance in Topic 606. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. The effective date and transition requirements for the ASUs are the same as the effective date and transition requirements in Topic 606. Public entities should apply the ASUs for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  We expect to complete our assessment process, including identifying our performance obligations and selecting a transition method for adoption, by the end of the second quarter of 2017 along with our implementation process prior to the adoption of this ASU on January 1, 2018.

Accounting Standards Adopted in the Period

In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification ("ASC") Topic 718, Compensation - Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Prior to this amendment, excess tax benefits resulting from the difference between the deduction for tax purposes and the compensation costs recognized for financial reporting were not recognized until the deduction reduced taxes payable.  Under the new method we will recognize excess tax benefits in the current accounting period.   Additionally, ASU 2016-09 requires that we present excess tax benefits on the Statement of Cash Flows as an operating activity. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016. We adopted ASU 2016-09 in the first quarter of 2017 and elected to apply this adoption prospectively. Prior periods have not been adjusted. The effective tax rate for the three months ended March 31, 2017 differed from the Federal statutory rate primarily due to the recognition of excess tax benefits as a component of the provision for income taxes attributable to the adoption of ASU 2016-09.

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

(b) Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

Remote Power Patent Legal Proceedings

In September 2011, we initiated patent litigation against sixteen (16) data networking equipment manufacturers (and affiliated entities) in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  Named as defendants in the lawsuit (excluding affiliated parties) were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inc., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transition Networks, Inc.  We seek monetary damages based upon reasonable royalties.

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

In July 2016, we also reached settlement agreements with Alcatel-Lucent USA, Inc. and Alcatel-Lucent Holdings Inc. (collectively, "Alcatel") and ALE, USA, Inc. ("ALE").  Under the terms of the settlement agreements, Alcatel and ALE received a non-exclusive fully paid license for our Remote Power Patent for its remaining life.  The aggregate consideration to be received by us from Alcatel and ALE for the fully-paid license is $4,200,000 of which $1,900,000 has been paid and the balance of $2,300,000 is payable in three equal quarterly payments beginning sixty (60) days after a ruling by the Court (which was rendered on May 2, 2017) adopting the report and recommendation rendered by the United States Magistrate Judge which found all of the asserted claims of our Remote Power Patent were not invalid.

On October 3, 2016, we entered a settlement agreement with Polycom, Inc. ("Polycom").  Under the terms of the settlement, Polycom entered into a non-exclusive license for our Remote Power Patent for its full term and is obligated to pay a license initiation fee of $5,000,000 for past sales of its Power over Ethernet ("PoE") products and ongoing royalties based on its sales of PoE products.  $2,000,000 of the license initiation fee was paid within 30 days and the balance will be paid in three annual installments of $1,000,000 beginning in October 2017. Payments due in October 2018 and October 2019 need not be paid by Polycom if all asserted claims of our Remote Power Patent have been found invalid.  Such payments in October 2018 and October 2019 have not been included in our revenue to date.

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

Mirror Worlds Patent Portfolio Litigation

Pending Facebook Litigation

On May 9, 2017, Mirror Worlds Technologies, LLC, our wholly-owned subsidiary, initiated litigation against Facebook, Inc. ("Facebook") in the United States District Court for the Southern District of New York, for infringement of U.S. Patent No. 6,006,227, U. S. Patent No. 7,865,538 and U.S. Patent No. 8,255,439 (among the patents within our Mirror Worlds Patent Portfolio).  The lawsuit alleges that the asserted patents are infringed by Facebook's core technologies that enable Facebook's Newsfeed and Timeline features.  The lawsuit further alleges that Facebook's unauthorized use of the stream based solutions of our asserted patents has helped Facebook become the most popular social networking site in the world with more than 1.94 billion monthly active users as of March 2017.  We seek, among other things, monetary damages based upon reasonable royalties.

Prior Litigation

On May 23, 2013, we initiated patent litigation in the United States District Court for the Eastern District of Texas, Tyler Division, against Apple Inc., Microsoft Corporation, Hewlett-Packard Company, Lenovo Group Ltd., Lenovo (United States), Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics America, Inc. and Samsung Telecommunications America L.L.C., for infringement of U.S. Patent No. 6,006,227 (the "'227 Patent").  We sought, among other things, monetary damages based upon reasonable royalties.  The lawsuit alleged that the defendants have infringed and continue to infringe the claims of the '227 Patent by making, selling, offering to sell and using infringing products including Mac OS and Windows operating systems and personal computers and tablets that include versions of those operating systems, and by encouraging others to make, sell, and use these products.  On December 10, 2013, the litigation was severed into two consolidated actions, Mirror Worlds v. Apple, Inc. (Case No. 6:13-cv-419), and Mirror Worlds v. Microsoft, et al. (Case No. 6:13-cv-941).

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

ITEM 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and trading price of our common stock.  In addition to the risks described in this quarterly report, our Annual Report on Form 10-K for the year ended December 31, 2016 (pages 16-26) filed with the Securities and Exchange Commission on March 20, 2017 includes a discussion of our risk factors and should be carefully considered by investors.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Issuances of Unregistered Securities

There were no such issuances during the three months ended March 31, 2017.

Stock Repurchases

On August 22, 2011, we announced that our Board of Directors approved a share repurchase program to repurchase up to $2,000,000 of shares of our common stock over the next 12 months ("Share Repurchase Program").  On June 9, 2016, our Board of Directors authorized its fifth extension of the Share Repurchase Program to repurchase up to $2,654,000 of shares of our common stock over the subsequent 12 month period.  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in our discretion.  The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors.  The Share Repurchase Program may be increased, suspended or discontinued at any time.  Since inception of the Share Repurchase Program in August 2011 through March 31, 2017, we have repurchased an aggregate of 6,926,004 shares of our common stock at an aggregate cost of $11,463,873 (exclusive of commissions) or an average per share price of $1.66.  During the three months ended March 31, 2017, we did not purchase any shares of our common stock.  At March 31, 2017, the approximate dollar value of shares that may be repurchased under the Share Repurchase Program was $2,536,000.

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

NETWORK-1 TECHNOLOGIES, INC.

Date: May 15, 2017	By:	/s/ Corey M. Horowitz
Corey M. Horowitz
Chairman and Chief Executive Officer

Date: May 15, 2017	By:	/s/ David C. Kahn
David C. Kahn
Chief Financial Officer