Form 10-Q
period 2017-06-30
NETWORK 1 TECHNOLOGIES INC
filed 2017-08-14
CIK 1065078

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of the registrant's common stock, $.01 par value per share, outstanding as of August 10, 2017 was 24,160,759.

NETWORK-1 TECHNOLOGIES, INC.

Form 10-Q Index

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2017	December 31, 2016
ASSETS:

CURRENT ASSETS:
Cash and cash equivalents	$51,895,000	$50,918,000
Marketable securities, available for sale	1,066,000	1,065,000
Royalty receivables, net	4,397,000	2,879,000
Prepaid taxes	—	1,195,000
Other current assets	44,000	83,000

Total Current Assets	57,402,000	56,140,000

OTHER ASSETS:
Deferred tax assets	168,000	207,000
Patents, net of accumulated amortization	1,139,000	1,231,000
Security deposits	19,000	19,000

Total Other Assets	1,326,000	1,457,000

TOTAL ASSETS	$58,728,000	$57,597,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$156,000	$171,000
Income taxes payable	640,000	—
Accrued contingency fees and related costs	1,646,000	2,681,000
Accrued payroll	292,000	1,748,000
Other accrued expenses	60,000	125,000

TOTAL LIABILITIES	2,794,000	4,725,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value, authorized 10,000,000 shares;
none issued and outstanding at June 30, 2017 and December 31, 2016	—	—

Common stock, $0.01 par value; authorized 50,000,000 shares;
24,160,759 and 23,744,829 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	242,000	238,000

Additional paid-in capital	63,904,000	62,367,000
Accumulated deficit	(8,182,000)	(9,702,000)
Accumulated other comprehensive loss	(30,000)	(31,000)

TOTAL STOCKHOLDERS' EQUITY	55,934,000	52,872,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$58,728,000	$57,597,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

REVENUE	$4,862,000	$20,447,000	$11,083,000	$25,637,000

OPERATING EXPENSES:
Costs of revenue	1,583,000	5,754,000	3,375,000	7,240,000
Professional fees and related costs	215,000	372,000	620,000	825,000
General and administrative	440,000	426,000	924,000	828,000
Amortization of patents	50,000	297,000	100,000	711,000
Stock-based compensation	237,000	32,000	474,000	44,000
Contingent patent cost	—	500,000	—	500,000
TOTAL OPERATING EXPENSES	2,525,000	7,381,000	5,493,000	10,148,000

OPERATING INCOME	2,337,000	13,066,000	5,590,000	15,489,000
OTHER INCOME:
Interest income, net	25,000	16,000	34,000	26,000

INCOME BEFORE INCOME TAXES	2,362,000	13,082,000	5,624,000	15,515,000

INCOME TAXES:
Current	818,000	330,000	1,773,000	381,000
Deferred taxes, net	—	4,522,000	39,000	3,084,000
Total income taxes	818,000	4,852,000	1,812,000	3,465,000

NET INCOME	$1,544,000	$8,230,000	$3,812,000	$12,050,000

Net Income Per Share
Basic	$0.06	$0.35	$0.16	$0.52
Diluted	$0.06	$0.33	$0.14	$0.49

Weighted average common shares outstanding:
Basic	24,285,803	23,300,638	24,202,788	23,276,295
Diluted	26,693,310	24,637,316	26,514,620	24,451,944

Cash dividends declared per share	$—	$—	$0.05	$—

NET INCOME	$1,544,000	$8,230,000	$3,812,000	$12,050,000

OTHER COMPREHENSIVE INCOME:
Unrealized holding gain on securities available-for-sale arising during the period	2,000	16,000	1,000	43,000

COMPREHENSIVE INCOME	$1,546,000	$8,246,000	$3,813,000	$12,093,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,812,000	$12,050,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of patents	100,000	711,000
Stock-based compensation	474,000	44,000
Deferred tax provision	39,000	3,084,000

Changes in operating assets and liabilities:
Royalty receivables	(1,518,000)	(1,438,000)
Prepaid taxes	1,195,000	—
Other current assets	39,000	158,000
Accounts payable	(15,000)	8,000
Income taxes payable	640,000	—
Accrued expenses	(2,598,000)	132,000

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,168,000	14,749,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of patents	(8,000)	(3,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(1,214,000)	—
Value of shares delivered to fund withholding taxes on stock-based compensation	(56,000)	(44,000)
Repurchases of common stock, net of commissions	(981,000)	(1,000)
Proceeds from exercise of options and warrants	1,068,000	60,000

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,183,000)	15,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	977,000	14,761,000

CASH AND CASH EQUIVALENTS, beginning of period	50,918,000	20,608,000

CASH AND CASH EQUIVALENTS, end of period	$51,895,000	$35,369,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—
Income taxes	—	—

NON-CASH FINANCING ACTIVITY
Accrued dividend rights on restricted stock units	$42,000	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS:

[1] BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of the management of Network-1 Technologies, Inc. (the "Company"), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 2017, and the results of its operations and comprehensive income for the three and six month periods ended June 30, 2017 and June 30, 2016 and its cash flows for the six month periods ended June 30, 2017 and June 30, 2016.  The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP may have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2017. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results of operations to be expected for the full year.  The accompanying condensed consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, Mirror Worlds Technologies, LLC.

[2] BUSINESS:

The Company is engaged in the development, licensing and protection of its intellectual property assets.  The Company presently owns thirty-three (33) patents including (i) the remote power patent (the "Remote Power Patent") covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) the Mirror Worlds patent portfolio (the "Mirror Worlds Patent Portfolio") relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) the Cox patent portfolio (the "Cox Patent Portfolio") relating to enabling technology for identifying media content on the Internet and taking further action to be performed based on such identification; and (iv) patents covering systems and methods for the transmission of audio, video and data over computer and telephony networks in order to achieve high quality of service (QoS) (the "QoS Patents"). The Company has been actively engaged in licensing its Remote Power Patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables.  As of June 30, 2017, the Company has entered into twenty-four (24) license agreements with respect to its Remote Power Patent.  The Company has also entered into two license agreements with respect to its Mirror Worlds Patent Portfolio.  The Company's current strategy includes continuing to pursue licensing opportunities for its intellectual property assets.  The Company's acquisition strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as the Company has achieved with respect to its Remote Power Patent and Mirror Worlds Patent Portfolio.  The Company's Remote Power Patent has generated licensing revenue in excess of $116,000,000 from May 2007 through June 30, 2017.  As a result of the Company's acquisition of the Mirror Worlds Patent Portfolio in May 2013, the Company achieved licensing and other revenue of $47,150,000 through June 30, 2017.  In addition, the Company may enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.

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

Costs of Revenue

The Company includes in costs of revenue for the three and six months ended June 30, 2017 and 2016 contingent legal fees payable to patent litigation counsel (see Note H[1] hereof) and incentive bonus compensation payable to its Chairman and Chief Executive Officer (see Note I[1] hereof).

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

ASC 740-10, "Accounting for Uncertainty in Income Taxes," defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.  The Company had no uncertain tax positions as of June 30, 2017 and December 31, 2016.

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

The personal holding company ("PHC") rules under the Internal Revenue Code impose a 20% tax on a PHC's undistributed personal holding company income ("PHC Income"), which means, in general, taxable income subject to certain adjustments.  For a corporation to be classified as a PHC, it must satisfy two tests: (i) that more than 50% in value of its outstanding shares must be owned directly or indirectly by 5 or fewer individuals at anytime during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the "Ownership Test") and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the "Income Test").  At June 30, 2017 (as well as during the second half of prior years), the Company did not meet the Ownership Test.  Due to the significant number of shares held by the Company's largest shareholders, the Company continually assesses its share ownership to determine whether it meets the Ownership Test.  If the Ownership Test were met and the income generated by the Company were determined to constitute "royalties" within the meaning of the Income Test, the Company would constitute a PHC and the Company would be subject to a 20% tax on the amount of any PHC Income that it does not distribute to its shareholders.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.  Accordingly, we record impairment losses on long-lived assets used in operations or expected to be disposed of when indicators of impairment exist and the undiscounted cash flows expected to be derived from those assets are less than carrying amounts of these assets.  At June 30, 2017, there was no impairment to the Company's patents.

Stock-Based Compensation

The Company accounts for its stock-based compensation awards to employees and directors in accordance with FASB ASC Topic 718, Compensation - Stock Compensation ("ASC 718"). ASC 718 requires all stock-based compensation to employees, including grants of employee stock options and restricted stock units, to be recognized in the unaudited condensed consolidated statements of income and comprehensive income based on their grant date fair values. Compensation expense related to awards to employees is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Share-based compensation issued to non-employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period and are expensed using an accelerated attribution model. The Company uses the Black-Scholes option pricing model to determine the grant date fair value of options granted.  The fair value of restricted stock units is determined based on the number of shares granted and either the quoted market price of the Company's common stock on the date of grant for time-based and performance-based awards, or the fair value on the date of grant using the Monte Carlo Simulation model for market-based awards (see Note D hereof for further discussion of the Company's stock–based compensation).

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

Dividends

Dividends are recorded when declared by the Company's Board of Directors.  Common stock dividends are charged against retained earnings when declared or paid (see Note N and Note O hereof).

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

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU No. 2014-09 provides for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance.  The new revenue standard allows for either full retrospective or modified retrospective application.  The Company is required to adopt the amendments in ASU No. 2014-09 using one of the two acceptable methods.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

deferred the effective date of ASU No. 2014-09 to annual periods beginning after December 2017, along with an option to permit early adoption as of the original effective date.  In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends the guidance in 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property.  The ASU does not change the core principle of the guidance in Topic 606. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. The effective date and transition requirements for the ASUs are the same as the effective date and transition requirements in Topic 606. Public entities should apply the ASUs for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The Company intends to adopt ASU 2014-09 on January 1, 2018.  The Company has elected to apply the modified retrospective method of adoption.  The Company does not expect the impact of the adoption of the new revenue standard to have a material impact on its consolidated financial statements.  The Company will continue to evaluate any new license agreements entered into in the future to determine the impact upon adoption.

In May 2017, FASB issued ASU No. 2017-09 Compensation – Stock Compensation (Topic 718) which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting in Topic 718.  The new standard is effective beginning after December 15, 2017 with early adoption permitted.  The Company does not believe the adoption of this standard will have a material impact on its financial statements.

Accounting Standards Adopted in the Period

In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification ("ASC") Topic 718, Compensation - Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Prior to this amendment, excess tax benefits resulting from the difference between the deduction for tax purposes and the compensation costs recognized for financial reporting were not recognized until the deduction reduced taxes payable.  Under the new method the Company will recognize excess tax benefits in the current accounting period.  Additionally, ASU 2016-09 requires that the Company present excess tax benefits on the Statement of Cash Flows as an operating activity. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016. The Company adopted ASU 2016-09 in the first quarter of 2017 and elected to apply this adoption prospectively. Prior periods have not been adjusted. The effective tax rate for the six months ended June 30, 2017 differed from the Federal statutory rate primarily due to the recognition of excess tax benefits as a component of the provision for income taxes attributable to the adoption of ASU 2016-09.

NOTE C - PATENTS

The Company's intangible assets at June 30, 2017 include patents with estimated remaining economic useful lives ranging from 3.25 to 4.25 years.  For all periods presented, all of the Company's patents were subject to amortization.  The gross carrying amounts and accumulated amortization related to acquired intangible assets as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016

Gross carrying amount – patents	$6,435,000	$6,427,000
Accumulated amortization – patents	(5,296,000)	(5,196,000)
Patents, net	$1,139,000	$1,231,000

Amortization expense for the three months ended June 30, 2017 and June 30, 2016 was $50,000 and $297,000, respectively.  Amortization expense for the six months ended June 30, 2017 and June 30, 2016 was $100,000 and $711,000, respectively.  Future amortization of current intangible assets, net is as follows:

Twelve Months Ended June 30,
2018	$200,000
2019	$193,000
2020	$193,000
2021	$193,000
2022 and thereafter	$360,000
Total	$1,139,000

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

NOTE D – STOCK-BASED COMPENSATION

Restricted Stock Units

During the six months ended June 30, 2017, the Company issued 13,500 restricted stock units to each of its three non-management directors as an annual grant for 2017 for service on the Company's Board of Directors.  Each restricted stock unit represents a contingent right to receive one share of the Company's common stock.  The restricted stock units vest in four equal quarterly installments of 3,375 shares of common stock on March 15, 2017, June 15, 2017, September 15, 2017 and December 15, 2017, subject to continued service on the Board of Directors.

NOTE D – STOCK-BASED COMPENSATION (continued)

A summary of restricted stock unit activity for the six months ended June 30, 2017 is as follows (each restricted stock unit represents the right to receive one share of the Company's common stock):

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance of restricted stock units outstanding at December 31, 2016	890,000	$2.29
Grants of restricted stock units	40,500	$3.80
Vested restricted stock units	(90,250)	$(2.77)
Balance of unvested restricted stock units at June 30, 2017	840,250	$2.31

Restricted stock unit compensation expense was $237,000 and $474,000 for the three and six months ended June 30, 2017, respectively.  Restricted stock unit compensation expense was $32,000 for both the three and six months ended June 30, 2016.

The Company has an aggregate of $1,334,950 of unrecognized restricted stock unit compensation expense as of June 30, 2017 to be expensed over a weighted average period of 1.85 years.

All of the Company's 840,250 outstanding restricted stock units at June 30, 2017 have dividend equivalent rights.

Stock Options

There were no stock option grants during the three or six months ended June 30, 2017 and June 30, 2016.

The following table presents information relating to all stock options outstanding and exercisable at June 30, 2017:

Weighted
		Weighted	Average
Range of		Average	Remaining
Exercise	Options	Exercise	Life in	Options
Price	Outstanding	Price	Years	Exercisable

$0.83 - $2.34	2,110,000	$1.28	2.5	2,110,000

The Company had no recorded stock-based compensation related to stock option grants for the three months ended June 30, 2017 and June 30, 2016, respectively.  The Company recorded stock-based compensation related to stock option grants of $-0- and $12,000 for the six months ended June 30, 2017 and June 30, 2016, respectively.

The Company had no unrecognized stock-based compensation cost as of June 30, 2017.  The aggregate intrinsic value of options exercisable at June 30, 2017 was $6,275,000.

During the six months ended June 30, 2017, the Company's Chief Financial Officer and three of his children exercised stock options to purchase an aggregate of 75,000 shares of the Company's common stock at an exercise price of $1.40 per share.  In addition, during the six months ended June 30, 2017, a former director exercised a stock option to purchase 125,000 shares of the Company's common stock at an exercise price of $1.40 per share.

NOTE D – STOCK-BASED COMPENSATION (continued)

Warrants

As of June 30, 2017, there were no outstanding warrants to purchase shares of the Company's common stock.

During the six months ended June 30, 2017, Recognition Interface, LLC exercised its remaining warrants to purchase an aggregate of 375,000 shares of the Company's common stock, at an exercise price of $2.10 per share, which resulted in gross proceeds to the Company of $787,500.

NOTE E – EARNINGS PER SHARE

Basic Earnings per share is calculated by dividing the net income by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and restricted stock units. Potential shares of 2,950,250 and 3,322,500 at June 30, 2017 and June 30, 2016, respectively, consisted of options, warrants and restricted stock units.  Computations of basic and diluted weighted average common shares outstanding are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016

Weighted-average common shares outstanding – basic	24,202,788	23,276,295	24,285,803	23,300,638
Dilutive effect of options, warrants and restricted stock units	2,311,832	1,175,649	2,407,507	1,336,678
Weighted-average common shares outstanding – diluted	26,514,620	24,451,944	26,693,310	24,637,316
Options and warrants excluded from the computation of diluted income per share because the effect of inclusion would have been anti-dilutive	—	—	—	—

NOTE F – CASH AND CASH EQUIVALENTS

The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC").  At June 30, 2017, the Company maintained a cash balance of $51,096,000 in excess of FDIC limits.

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

NOTE F – CASH AND CASH EQUIVALENTS (continued)

Cash and cash equivalents as of June 30, 2017 and December 31, 2016 are composed of:

	June 30, 2017	December 31, 2016

Cash	$9,318,000	$9,452,000
Money market fund	42,577,000	41,466,000
Total	$51,895,000	$50,918,000

NOTE G - MARKETABLE SECURITIES

Marketable securities are classified as available-for-sale and are recorded at fair market value.  Unrealized gains and losses are reported as other comprehensive income or loss.  Realized gains and losses are reclassified from other comprehensive income or loss to net income or loss in the period they are realized.  At June 30, 2017 and December 31, 2016, the Company's marketable securities consisted of two corporate bonds (aggregate face value $1,000,000) with a 3.9% and 4.5% coupon and term of greater than three months when purchased.  The Company's marketable securities mature in 2021 and it is not the intention of the Company to hold such securities until maturity.

NOTE H – COMMITMENTS AND CONTINGENCIES

[1]   Legal Fees:

Russ, August & Kabat provides legal services to the Company with respect to its pending patent litigation filed in May 2017 against Facebook, Inc. in the United States District Court for the Southern District of New York relating to several patents within the Company's Mirror Worlds Patent Portfolio (see Note J[3] hereof).  The terms of the Company's agreement with Russ, August & Kabat provide for cash payments on a monthly basis subject to a cap plus a contingency fee ranging between 15% and 24% of the net recovery (after deduction of expenses) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved.  The Company is responsible for all of the expenses incurred with respect to this litigation.

Russ, August & Kabat also provides legal services to the Company with respect to its pending patent litigations filed in April 2014 and December 2014 against Google Inc. and YouTube, LLC in the United States District Court for the Southern District of New York relating to certain patents within the Company's Cox Patent Portfolio (see Note J[3] hereof).  The terms of the Company's agreement with Russ, August & Kabat provide for legal fees on a full contingency basis ranging from 15% to 30% of the net recovery (after deduction of expenses) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved.  The Company is responsible for all of the expenses incurred with respect to this litigation.

Dovel & Luner, LLP provides legal services to the Company with respect to its patent litigation filed in September 2011 against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler (see Note J[1] hereof).  The terms of the Company's agreement with Dovel & Luner LLP essentially provide for legal fees on a full contingency basis ranging from 12.5% to 35% (with certain exceptions) of the net recovery (after deduction for expenses) depending on the stage of the preceding in which a result (settlement or judgment) is achieved.  For the three months ended June 30, 2017 and June 30, 2016, the Company incurred aggregate contingent legal fees to Dovel & Luner, LLP with respect to the litigation of $983,000 and $306,000, respectively.  For the six month period ended June 30, 2017 and June 30 2016, the Company incurred aggregate contingent legal fees to Dovel & Luner, LLP with respect to the litigation of $1,266,000 and $358,000, respectively.  The Company is responsible for a certain portion of the expenses incurred with respect to the litigation.

NOTE H – COMMITMENTS AND CONTINGENCIES (continued)

Dovel & Luner, LLP provided legal services to the Company with respect to the litigation settled in July 2010 against Cisco and several other major data networking equipment manufacturers (see Note J[2] hereof).  The terms of the Company's agreement with Dovel & Luner, LLP with respect to this litigation provided for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of 24% (based on the settlement being achieved at the trial stage).  As a result of the royalty payments payable quarterly by Cisco in accordance with the Company's settlement and license agreement with Cisco, the Company has an obligation to pay Dovel & Luner, LLP (including local counsel) 24% of such royalties received.  During the three months ended June 30, 2017 and June 30, 2016, the Company incurred aggregate legal fees to Dovel & Luner LLP with respect to the litigation of $344,000 and $397,000, respectively.  During the six months ended June 30, 2017 and June 30, 2016, the Company incurred aggregate legal fees to Dovel & Luner LLP with respect to the litigation of $1,533,000 and $1,561,000, respectively.

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

As part of the acquisition of the Mirror Worlds Patent Portfolio, the Company also entered into an agreement with Recognition Interface, LLC ("Recognition"), an entity that financed the commercialization of the patent portfolio prior to its sale to Mirror Worlds, LLC and also retained an interest in the licensing proceeds of the patent portfolio held by Mirror Worlds, LLC.  Pursuant to the terms of the Company's agreement with Recognition, Recognition

NOTE H – COMMITMENTS AND CONTINGENCIES (continued)

received (i) 5-year warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $1.40 per share, and (ii) 5-year warrants to purchase 250,000 shares of common stock at an exercise price of $2.10 per share. Recognition also received from the Company an interest in the net proceeds realized from the monetization of the Mirror Worlds Patent Portfolio, as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; and (iii) 20% of any portion of the net proceeds in excess of $250 million.  Since entering into the agreement with Recognition in May 2013, the Company has paid Recognition an aggregate of $3,127,000 with respect to such net proceeds interest related to the Mirror Worlds Patent Portfolio.  In addition, Abacus and Associates, Inc. ("Abacus"), an entity affiliated with Recognition, received a 60-day warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $2.05 per share.  In accordance with the Company's agreement with Recognition, as a result of the exercise of the 60-day warrant by Abacus in July 2013, additional 5-year warrants to purchase an aggregate of 250,000 shares of the Company's common stock were issued to Recognition (125,000 shares at an exercise price of $2.10 per share and 125,000 shares at an exercise price of $1.40 per share).  As part of the acquisition of the Mirror Worlds Patent Portfolio, professional fees and filing fees of $409,000 were capitalized as patent cost.

[3]   Lease Agreements:

The Company leases its principal office space in New York City at a monthly base rent of approximately $3,800 which lease expires on May 31, 2018.

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

NOTE I - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

[1]   On July 14, 2016, the Company entered into a new employment agreement ("Agreement") with its Chairman and Chief Executive Officer pursuant to which he continues to serve the Company in such positions for a five year term, at an annual base salary of $475,000 which shall be increased by 3% per annum during the term of the Agreement.  The Agreement established an annual target bonus of $175,000 for the Chairman and Chief Executive Officer based upon performance.  In addition, the Company granted to the Chairman and Chief Executive Officer, under its 2013 Stock Incentive Plan, 750,000 restricted stock units (the "RSUs") which vest in three tranches, as follows: (i) 250,000 RSUs shall vest on July 14, 2018, subject to the Chairman and Chief Executive Officer's continued employment by the Company through the vesting date (the "Employment Condition"); (ii) 250,000 RSUs shall vest at any time beginning July 14, 2018 through July 14, 2021 in equal annual installments for the remaining term of employment, subject to (1) the Employment Condition being satisfied through each such annual vesting date and (2) the Company's common stock achieving a closing price (for 20 consecutive trading days) of a minimum of $3.25 per share (subject to adjustment for stock splits) at any time during the term of employment; and (iii) 250,000 RSUs vest at any time beginning July 14, 2018 through July 14, 2021 in equal annual installments for the remaining term of employment subject to (1)

NOTE I - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS (continued)

the Employment Condition being satisfied through each such annual vesting date and (2) the Company's common stock achieving a closing price (for 20 consecutive trading days) of a minimum of $4.25 per share (subject to adjustment for stock splits) at any time during the term of employment.  The aforementioned stock price vesting conditions of $3.25 per share and $4.25 per share have been satisfied.  Notwithstanding the above, in the event of a Change of Control (as defined), a Termination Other Than for Cause (as defined), or a termination of employment by the Chairman and Chief Executive Officer for Good Reason (as defined), all of the 750,000 RSUs shall accelerate and become immediately fully vested.

Under the terms of the Agreement, so long as the Chairman and Chief Executive Officer continues to serve as an executive officer of the Company, whether pursuant to the Agreement or otherwise, the Chairman and Chief Executive Officer shall also receive incentive compensation in an amount equal to 5% of the Company's gross royalties or other payments from Licensing Activities (as defined) (without deduction of legal fees or any other expenses) with respect to its Remote Power Patent and a 10% net interest (gross royalties and other payments after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company's royalties and other payments relating to Licensing Activities with respect to patents other than the Remote Power Patent (including the Mirror Worlds Patent Portfolio and the Cox Patent Portfolio) (collectively, the "Incentive Compensation").  During the three months ended June 30, 2017 and June 30, 2016, the Chairman and Chief Executive Officer earned Incentive Compensation of $243,000 and $1,708,000, respectively.  During the six months ended June 30, 2017 and June 30, 2016, the Chairman and Chief Executive Officer earned incentive compensation of $554,000 and $1,967,000, respectively.  As of June 30, 2017 and December 31, 2016, $293,000 and $748,000 of such compensation were included in accrued expenses, respectively.  The Incentive Compensation shall continue to be paid to the Chairman and Chief Executive Officer for the life of each of the Company's patents with respect to licenses entered into with third parties during the term of his employment or at anytime thereafter, whether he is employed by the Company or not; provided, that, the Chairman and Chief Executive Officer's employment has not been terminated by the Company "For Cause" (as defined) or terminated by him without "Good Reason" (as defined).  In the event of a merger or sale of substantially all of the assets of the Company, the Company has the option to extinguish the right of the Chairman and Chief Executive Officer to receive future Incentive Compensation by payment to him of a lump sum payment, in an amount equal to the fair market value of such future interest as determined by an independent third party expert if the parties do not reach agreement as to such value.  In the event that the Chairman and Chief Executive Officer's employment is terminated by the Company "Other Than For Cause" (as defined) or by him for "Good Reason" (as defined), the Chairman and Chief Executive Officer shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) a pro-rated portion of the $175,000 target bonus provided bonus criteria have been satisfied on a pro-rated basis through the calendar quarter in which the termination occurs and (iii) accelerated vesting of all unvested options, warrants, RSUs and other awards.

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

NOTE I - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS (continued)

[2]   The Company's Chief Financial Officer serves on an at-will basis, pursuant to an offer letter dated April 9, 2014, at an annual base salary of $175,000 (increased in June 2016 from $157,500) and is eligible to receive incentive or bonus compensation on an annual basis in the discretion of the Company's Compensation Committee.  In connection with the offer letter, the Chief Financial Officer was issued, under the Company's 2013 Stock Incentive Plan, a 5-year stock option to purchase 50,000 shares of the common stock, at an exercise price of $1.65 per share, which option vested in two equal amounts (25,000 shares each) on each of December 31, 2014 and December 31, 2015.  On June 9, 2016, the Company granted 50,000 restricted stock units to its Chief Financial Officer, which vested 25,000 restricted stock units on June 9, 2017 and 25,000 restricted stock units will vest on June 9, 2018, subject to his continued employment.  In addition, in the event the Chief Financial Officer's employment is terminated without "Good Cause" (as defined), he shall receive (i) (a) 6 months base salary or (b) 12 months base salary in the event of a termination without "Good Cause" within 6 months following a "Change of Control" of the Company (as defined) and (ii) accelerated vesting of all remaining unvested shares underlying his options or any other awards he may receive in the future.

[3]   The Company's Executive Vice President serves on an at-will basis at an annual base salary of $200,000 and is eligible to receive incentive or bonus compensation on an annual basis in the discretion of the Company's Compensation Committee.  On June 9, 2016, the Company granted 50,000 restricted stock units to its Executive Vice President which vested 25,000 restricted stock units on June 9, 2017 and 25,000 restricted stock units will vest on June 9, 2018, subject to his continued employment.

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

On May 2, 2017, Judge Robert W. Schroeder of the United States District Court for the Eastern District of Texas, Tyler Division, in the Company's patent infringement action currently pending against four defendants with respect to its Remote Power Patent as described above issued an order adopting the prior report and recommendation of the United States Magistrate Judge which found that all of the claims of the Remote Power Patent were not invalid.  As a result of the Court's decision, the balance of $2,300,000 of the Company's settlement with ALE USA Inc. reached in July 2016 is payable to the Company in three equal quarterly payments of $766,666 beginning July 1, 2017.  The settlement balance of $2,300,000 has been recorded in full by the Company as revenue for the three and six months ended June 30, 2017.

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

NOTE K – STOCK REPURCHASE

On June 14, 2017, the Board of Directors authorized an extension and increase of the Company's share repurchase program (the "Share Repurchase Program") to repurchase up to $5,000,000 of common stock over the subsequent 24 month period (for a total authorization of approximately $17,000,000 since inception of the program in August 2011).  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the Company's discretion.  The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors.  The Share Repurchase Program may be increased, suspended or discontinued at any time.

Since inception of the Share Repurchase Program through June 30, 2017, the Company has repurchased an aggregate of 7,161,725 shares of its common stock at an aggregate cost of $12,440,000 (exclusive of commissions) or an average per share price of $1.74.  All such repurchased shares have been cancelled.  During the three and six months ended June 30, 2017, the Company repurchased an aggregate of 235,721 shares of its common stock at an aggregate cost of $975,834 (exclusive of commissions) or an average per share price of $4.14.  At June 30, 2017, the dollar value of shares that may be repurchased under the Share Repurchase Program was $4,024,303.

NOTE L – CONCENTRATIONS

Revenue from two licensees constituted approximately 26% and 47% of the Company's revenue for the three months ended June 30, 2017, and 55% and 21% of the Company's revenue for the six months ended June 30, 2017. Revenue from one licensee constituted approximately 50% and 76% for the three and six months ended June 30, 2016 (exclusive of revenue from our professional liability settlement – see Note M), respectively.  At June 30, 2017, royalty receivables from three licensees constituted approximately 24%, 29% and 35% of the Company's net royalty receivables.  At December 31, 2016, royalty receivables from three licenses constituted approximately 29%, 45% and 11% of the Company's net royalty receivables.

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

NOTE N - DIVIDENDS

On December 7, 2016, the Board of Directors of the Company approved the initiation of a dividend policy providing for the payment of a regular semi-annual cash dividend of $0.05 per common share ($0.10 per common share annually) commencing in 2017.  The Company anticipates paying the semi-annual cash dividends in March and September of each year.  It is anticipated that the semi-annual cash regular dividend will continue to be paid through March 2020 (the expiration of the Company's Remote Power Patent) provided that the Company continues to receive royalties from licensees of its Remote Power Patent.

NOTE N – DIVIDENDS (continued)

On February 2, 2017, the Board of Directors of the Company declared an initial semi-annual cash dividend of $0.05 per common share with a payment date of March 24, 2017 to all common stockholders of record as of March 3, 2017.

At June 30, 2017, the Company accrued dividends of $42,000 for unvested restricted stock units with dividend equivalent rights.

NOTE O – SUBSEQUENT EVENTS

On July 25, 2017, pursuant to the dividend policy adopted in December 2016, the Board of Directors of the Company declared a semi-annual cash dividend of $0.05 per common share with a payment date of September 20, 2017 to all common stockholders of record as of September 1, 2017.

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

We have been actively engaged in the licensing of our Remote Power Patent (U.S. Patent No. 6,218,930).  We currently have twenty-four (24) licensees for our Remote Power Patent which, among others, include license agreements with Cisco Systems, Inc., Extreme Networks, Inc., Netgear, Inc., Microsemi Corporation, Motorola Solutions, Inc., NEC Corporation, Samsung Electronics Co., Ltd., Dell, Inc., Huawei Technologies Co., Ltd., ShoreTel, Inc. and Polycom, Inc. and several other major data networking equipment manufacturers.  In addition, we have license agreements with Apple Inc. and Microsoft Corporation with respect to our Mirror Worlds Patent Portfolio.  Our current strategy includes continuing our licensing efforts with respect to our intellectual property assets.  In addition, we continue to seek to acquire additional intellectual property assets to develop, commercialize, license or otherwise monetize such intellectual property.  Our strategy includes working with inventors and patent owners to assist in the development and monetization of their patented technologies.  We may also enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.

Our acquisition strategy focuses on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as we have achieved with respect to our Remote Power Patent and Mirror Worlds Patent Portfolio.  Our Remote Power Patent generated licensing revenue in excess of $116,000,000 from May 2007 through June 30, 2017.  As a result of our acquisition of the Mirror Worlds Patent Portfolio in May 2013, we achieved licensing and other revenue from the portfolio of an aggregate of $47,150,000 through June 30, 2017.

At June 30, 2017, our principal sources of liquidity consisted of cash and cash equivalents of $51,895,000 and working capital of $54,608,000.  We believe based on our current cash position and projected licensing revenue from existing licensees that we will have sufficient cash to fund our operations for the foreseeable future.  Based on our cash position, we continually review opportunities to acquire additional intellectual property as well as evaluate other strategic alternatives.

On December 7, 2016, our Board of Directors approved the initiation of a dividend policy.  The policy provides for the payment of regular semi-annual cash dividends of $0.05 per common share ($0.10 per common share annually) which are anticipated to be paid in March and September of each year.  It is anticipated that the semi-annual cash dividend will continue to be paid through March 2020 (expiration of our Remote Power Patent) provided that we continue to receive royalties from licensees of our Remote Power Patent.  On February 2, 2017, our Board of Directors declared an initial semi-annual cash dividend of $0.05 per common share with a payment date of March 24, 2017 to all shareholders of record on March 3, 2017.  On July 25, 2017, our Board of Directors declared a semi-annual cash dividend of $0.05 per common share with a payment date of September 20, 2017 to all shareholders of record on September 1, 2017.

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

Royalty Bearing Licenses

We currently have Royalty Bearing Licenses for our Remote Power Patent with sixteen (16) licensees pursuant to which such licensees are obligated to pay us ongoing royalties on a quarterly or monthly basis for the life of our Remote Power Patent (March 2020).  Revenue from ongoing royalties from our Royalty Bearing Licenses was $2,563,000 and $8,783,000 for the three and six months ended June 30, 2017, respectively, as compared to $2,047,000 and $7,238,000 for the three and six months ended June 30, 2016, respectively.  At June 30, 2017, we had Royalty Bearing Licenses with sixteen (16) licencees as compared to thirteen (13) licensees at June 30, 2016.  Cisco is our largest royalty bearing licensee.  Cisco constituted 26% and 50% of our ongoing royalty revenue from our Royalty Bearing Licenses for the three months ended June 30, 2017 and June 30, 2016, respectively.  Due to our annual royalty rate structure with Cisco, which includes declining rates as the volume of PoE products sales increase during the year, royalties from Cisco are typically highest in the first quarter of the calendar year and decline for each of the remaining calendar quarters of the year.

The obligation of our licensees to continue to make ongoing royalty payments to us from Royalty Bearing Licenses is contingent upon the continued validity of certain claims of our Remote Power Patent.  The validity of our Remote Power Patent is currently at issue in our pending litigation against four data equipment manufacturers in the United States District Court for the Eastern District of Texas (see "Legal Proceedings" at pages 32-33 hereof).  If certain claims of our Remote Power Patent are ultimately determined to be invalid, such a determination would have a material adverse effect on our business, financial condition and results of operations as our revenue stream is largely dependent upon the continued validity of our Remote Power Patent.

Pending Litigation

We currently have pending patent infringement litigations involving our Remote Power Patent and certain patents within our Cox Patent Portfolio and Mirror Worlds Patent Portfolio (see "Legal Proceedings" at pages 32 – 35 hereof).

In September 2011, we initiated patent litigation against sixteen (16) data equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  We have since settled the litigation against twelve (12) of the defendants.  The remaining four defendants in the litigation are Hewlett Packard Company, Inc., Juniper Networks, Inc., Avaya Inc. and AXIS Communications, Inc.  The first of the trials for the defendants is scheduled to commence on November 6, 2017 (see "Legal Proceedings" at pages 32-33 hereof).

In April 2014 and December 2014, we initiated patent infringement litigation against Google Inc. and YouTube, LLC in the United States District Court for the Southern District of New York for infringement of several patents within our Cox Patent Portfolio (see "Legal Proceedings" at page 34 hereof).  These litigations are currently subject to a court ordered stay pending appeal to the United States Court of Appeals for the Federal Circuit of Final Written Decisions of the Patent Trial and Appeal Board (PTAB) of the USPTO in our favor relating to four Inter Partes Review proceedings and a Covered Business Method Review (CBM) instituted by Google (see "Legal Proceedings" at page 35 of this quarterly report).

In May 2017, we initiated patent infringement litigation against Facebook, Inc. ("Facebook") in the United States District Court for the Southern District of New York, for infringement of our U.S. Patent No. 6,006,227 (the " '227 Patent"), U.S. Patent No. 7,865,538 and U.S. Patent No. 8,225,439 (among the patents we acquired as part of our acquisition of our Mirror Worlds Patent Portfolio) (see "Legal Proceedings" at page 33 hereof).

Professional Liability Settlement

On April 22, 2016, Mirror Worlds Technologies, LLC, our wholly-owned subsidiary, entered into an agreement pursuant to which it received $17.5 million in connection with a settlement of a professional liability claim relating to services rendered in 2008 - 2010.  We acquired the claim in May 2013 as part of our acquisition of the Mirror Worlds Patent Portfolio.

Taxes

We utilized our remaining net operating loss carry-forwards (NOLs) during the year ended December 31, 2016.  Current federal, state and local income taxes of $818,000 and $1,773,000 were recorded for the three and six months ended June 30, 2017, respectively.  The remaining deferred tax assets of $168,000 at June 30, 2017 relate to temporary (timing) differences with respect to outstanding options and restricted stock units.

The personal holding company ("PHC") rules under the Internal Revenue Code impose a 20% tax on a PHC's undistributed personal holding company income ("PHC Income", which means, in general, taxable income subject to certain adjustments).  For a corporation to be classified as a PHC, it must satisfy two tests: (i) that more than 50% in value of its outstanding shares must be owned directly or indirectly by 5 or fewer individuals at anytime during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the "Ownership Test") and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the "Income Test").  At June 30, 2017 (as well as during the second half of prior years), we did not meet the Ownership Test.  Due to the significant number of shares held by our largest shareholders, we continually assess our share ownership to determine whether it meets the Ownership Test.  If the Ownership Test were met and the income generated by us were determined to constitute "royalties" within the meaning of the Income Test, we would constitute a PHC and we would be subject to a 20% tax on the amount of any PHC Income that we do not distribute to our shareholders.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Revenue.  We had revenue of $4,862,000 for the three months ended June 30, 2017 as compared to revenue of $20,447,000 for the three months ended June 30, 2016, which included revenue from a one-time payment of $17,500,000 for the three months ended June 30, 2016 from settlement of a professional liability claim (See Note M to our condensed consolidated financial statements included herein).  Excluding revenue from settlement of the professional liability claim for the three months ended June 30, 2016, revenue for the three months ended June 30, 2017 increased $1,915,000 or 65% as compared to the three months ended June 30, 2016, primarily due to increased revenue from Fully-Paid Licenses of $1,400,000 and $515,000 of revenue from Royalty Bearing Licenses for our Remote Power Patent for the three months ended June 30, 2017.

Operating Expenses.  Operating expenses for the three months ended June 30, 2017 were $2,525,000 as compared to $7,381,000 for the three months ended June 30, 2016.  The decrease in operating expenses of $4,856,000 was primarily due to cost of revenue related to our professional liability settlement (See Note M).  We had costs of revenue of $1,583,000 and $5,754,000 for the three months ended June 30, 2017 and June 30, 2016, respectively.  Included in the costs of revenue for three months ended June 30, 2017 were contingent legal fees and expenses of $1,340,000 and $243,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note H and Note I[1] to our unaudited condensed consolidated financial statements included in this quarterly report).  Included in the costs of revenue for the three months ended June 30, 2016 were contingent legal fees and expenses of $4,046,000 payable to our patent litigation counsel and $1,708,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.  We had contingent patent cost of $500,000 for the three months ended June 30, 2016 related to the acquisition of our Remote Power Patent and QoS Patents.

General and administrative expenses increased by $14,000 from $426,000 for the three months ended June 30, 2016 to $440,000 for the three months ended June 30, 2017.  Amortization of patents was $50,000 for the three months ended June 30, 2017 as compared to $297,000 for the three months ended June 30, 2016.  Stock-based compensation expense was $237,000 for the three months ended June 30, 2017 as compared to $32,000 for the three months ended June 30, 2016, with the increase primarily related to the issuance of restricted stock units.  Professional fees and related costs were $215,000 for the three months ended June 30, 2017 as compared to $372,000 for the three months ended June 30, 2016.

Interest Income.  Interest income for the three months ended June 30, 2017 was $25,000 as compared to interest income of $16,000 for the three months ended June 30, 2016.

Operating Income. We had operating income of $2,337,000 for the three months ended June 30, 2017 compared with an operating income of $13,066,000 for the three months ended June 30, 2016.  The decreased operating income of $10,729,000 for the three months ended June 30, 2017 was primarily due to increased revenue for the three months ended June 30, 2016 from settlement of our professional liability claim (See Note M).  Exclusive of the professional liability settlement for the three months ended June 30, 2016, operating income increased $1,638,000 or 261% for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Current Taxes.  Federal, state and local income taxes of $818,000 and $330,000 were recorded for the three months ended June 30, 2017 and June 30, 2016, respectively.  The increase in such taxes of $488,000 was primarily due to our utilization of net operating loss carry-forwards.

Deferred Tax Expense.  We recorded deferred tax expense of $0 and $4,522,000 for the three months ended June 30, 2017 and June 30, 2016, respectively.  The deferred tax expense of $4,522,000 for the three months ended June 30, 2016 was due to utilization of NOLs.

Net Income.  As a result of the foregoing, we realized net income of $1,544,000 or $0.06 per share (basic and diluted) for the three months ended June 30, 2017 compared with net income of $8,230,000 or $0.35 per share (basic and diluted) for the three months ended June 30, 2016.  The decrease in net income of $6,686,000 was primarily due to income associated with the $17,500,000 professional liability settlement for the three months ended June 30, 2016 (see Note M to our financial statements included herein).

RESULTS OF OPERATIONS

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenue.  We had revenue of $11,083,000 for the six months ended June 30, 2017 as compared to revenue of $25,637,000 for the six months ended June 30, 2016, which included revenue from a one-time payment of $17,500,000 for the six months ended June 30, 2016 from settlement of a professional liability claim (See Note M to our condensed consolidated financial statements included herein).  Excluding revenue from settlement of the professional liability claim for the six months ended June 30, 2016, revenue for the six months ended June 30, 2017 increased $2,946,000 or 36% as compared to the six months ended June 30, 2016 primarily due to increased revenue from Fully-Paid Licenses of $1,400,000 and  revenue from Royalty Bearing Licenses for our Remote Power Patent of $1,546,000 for the six months ended June 30, 2017.

Operating Expenses.  Operating expenses for the six months ended June 30, 2017 were $5,493,000 as compared to $10,148,000 for the six months ended June 30, 2016.  The decrease in operating expenses for the six months ended June 30, 2017 of $4,655,000 was primarily due to cost of revenue related to our professional liability settlement for the six months ended June 30, 2016 (See Note M).  We had costs of revenue of $3,375,000 and $7,240,000 for the six months ended June 30, 2017 and June 30, 2016, respectively.  Included in the costs of revenue for six months ended June 30, 2017 were contingent legal fees and expenses of $2,821,000 and $554,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note H and Note I[1] to our unaudited condensed consolidated financial statements included in this quarterly report).  Included in the costs of revenue for the six months ended June 30, 2016 were contingent legal fees and expenses of $5,273,000 payable to our patent litigation counsel and $1,967,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.  We had contingent patent cost of $500,000 for the six months ended June 30, 2016 related to the acquisition of our Remote Power Patent and QoS Patents.

General and administrative expenses increased by $96,000 from $828,000 for the six months ended June 30, 2016 to $924,000 for the six months ended June 30, 2017.  Amortization of patents was $100,000 for the six months ended June 30, 2017 as compared to $711,000 for the six months ended June 30, 2016.  Stock-based compensation expense was $474,000 for the six months ended June 30, 2017 as compared to $44,000 for the six months ended June 30, 2016, with the increase primarily related to the issuance of restricted stock units.  Professional fees and related costs were $620,000 for the six months ended June 30, 2017 as compared to $825,000 for the six months ended June 30, 2016.

Interest Income.  Interest income for the six months ended June 30, 2017 was $34,000 as compared to interest income of $26,000 for the six months ended June 30, 2016.

Operating Income. We had operating income of $5,590,000 for the six months ended June 30, 2017 compared with an operating income of $15,489,000 for the six months ended June 30, 2016.  The decreased operating income of $9,899,000 for the six months ended June 30, 2017 was primarily due to increased revenue for the six months ended June 30, 2016 from settlement of our professional liability claim (See Note M).  Exclusive of the professional liability settlement for the six months ended June 30, 2016, operating income increased $2,335,000 or 135% for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Current Taxes.  Federal, state and local income taxes of $1,773,000 and $381,000 were recorded for the six months ended June 30, 2017 and June 30, 2016, respectively.  The increase in such taxes of $1,392,000 was due to our utilization of net operating loss carry-forwards.

Deferred Tax Expense.  We recorded deferred tax expense of $39,000 and $3,084,000 for the six months ended June 30, 2017 and June 30, 2016, respectively.  The deferred tax expense of $39,000 for the six months ended June 30, 2017 relates to temporary (timing) differences with respect to outstanding options and restricted stock units.  The deferred tax expense of $3,084,000 for the three months ended June 30, 2016 was due to utilization of our NOLs.

Net Income.  As a result of the foregoing, we realized net income of $3,812,000 or $0.16 per share (basic) and $0.14 per share (diluted) for the six months ended June 30, 2017 compared with net income of $12,050,000 or $0.52 per share (basic) and $0.49 per share (diluted) for the six months ended June 30, 2016.  The decrease in net income of $8,238,000 was primarily due to income associated with the $17,500,000 professional liability settlement for the six months ended June 30, 2016 (see Note M to our financial statements included herein).

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from revenue from licensing our patents.  At June 30, 2017, our principal sources of liquidity consisted of cash and cash equivalents of $51,895,000 and working capital of $54,608,000.  We believe based on our current cash position and projected licensing revenue from our existing license agreements that we will have sufficient cash to fund our operations for the foreseeable future.

At June 30, 2017, we had royalty receivables of $4,397,000 consisting of $1,864,000 due from Royalty Bearing Licenses, which are typically paid within sixty days of the end of the quarter, and payments with respect to Fully-Paid Licenses of $2,533,000 due in 2017.

Working capital increased by $3,193,000 to $54,608,000 at June 30, 2017 as compared to working capital of $51,415,000 at December 31, 2016.  The increase in working capital for the six months ended June 30, 2017 was primarily due to increases in royalty receivables of $1,518,000 and cash and cash equivalents of $977,000 and decreases in accrued contingency fees and related costs of $1,035,000 and accrued payroll of $1,456,000, offset by a decrease in prepaid taxes of $1,195,000.

Net cash provided by operating activities for the six months ended June 30, 2017 decreased by $12,581,000 from $14,749,000 for the six months ended June 30, 2016 to $2,168,000 for the six months ended June 30, 2017.  The decrease in net cash provided by operating activities for the six months ended June 30, 2017 compared with the same period in 2016 was primarily due to a reduction in net income of $8,238,000 and a $2,730,000 reduction in accrued expenses.

Net cash used in investing activities for the six months ended June 30, 2017 and June 30, 2016 was $8,000 and $3,000, respectively, related to the purchase of patents.

Net cash provided by (used in) financing activities for the six months ended June 30, 2017 and June 30, 2016 was $(1,183,000) and $15,000, respectively.  The change primarily resulted from the repurchase of our common stock of $981,000 and a cash dividend of $1,214,000 offset by $1,068,000 of proceeds from the exercise of options and warrants for the six months ended June 30, 2017.

We maintain our cash primarily in money market accounts.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities except for the lease obligations set forth in Note H[3] to our condensed consolidated financial statements included in this quarterly report.

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

Effect of New Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230, Statement of Cash Flows. This ASU provides guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted.  We do not believe that the adoption of this ASU will have a material impact on our consolidated financial statements.

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

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU No. 2014-09 provides for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance.  The new revenue standard allows for either full retrospective or modified retrospective application.  We are required to adopt the amendments in ASU No. 2014-09 using one of the two acceptable methods.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU No. 2014-09 to annual periods beginning after December 2017, along with an option to permit early adoption as of the original effective date.  In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends the guidance in 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property.  The ASU does not change the core principle of the guidance in Topic 606. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. The effective date and transition requirements for the ASUs are the same as the effective date and transition requirements in Topic 606. Public entities should apply the ASUs for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  We intend to adopt ASU 2014-09 on January 1, 2018.  We have elected to apply the modified retrospective method of adoption.  We do not expect the impact of the adoption of the new revenue standard to have a material impact on our consolidated financial statements.  We will continue to evaluate any new license agreements entered into in the future to determine the impact upon adoption.

In May 2017, FASB issued ASU No. 2017-09 Compensation – Stock Compensation (Topic 718) which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting in Topic 718.  The new standard is effective beginning after December 15, 2017 with early adoption permitted.  We do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

Accounting Standards Adopted in the Period

In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification ("ASC") Topic 718, Compensation - Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Prior to this amendment, excess tax benefits resulting from the difference between the deduction for tax purposes and the compensation costs recognized for financial reporting were not recognized until the deduction reduced taxes payable.  Under the new method we will recognize excess tax benefits in the current accounting period.   Additionally, ASU 2016-09 requires that we present excess tax benefits on the Statement of Cash Flows as an operating activity. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016. We adopted ASU 2016-09 in the first quarter of 2017 and elected to apply this adoption prospectively. Prior periods have not been adjusted. The effective tax rate for the six months ended June 30, 2017 differed from the Federal statutory rate primarily due to the recognition of excess tax benefits as a component of the provision for income taxes attributable to the adoption of ASU 2016-09.

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

(b) Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2016, we also reached settlement agreements with Alcatel-Lucent USA, Inc. and Alcatel-Lucent Holdings Inc. (collectively, "Alcatel") and ALE, USA, Inc. ("ALE").  Under the terms of the settlement agreements, Alcatel and ALE received a non-exclusive fully paid license for our Remote Power Patent for its remaining life.  The aggregate consideration to be received by us from Alcatel and ALE for the fully-paid license is $4,200,000 of which $1,900,000 has been paid and the balance of $2,300,000 is payable in three equal quarterly payments, the first installment of which we received on June 29, 2017.

In October 2016, we entered a settlement agreement with Polycom, Inc. ("Polycom").  Under the terms of the settlement, Polycom entered into a non-exclusive license for our Remote Power Patent for its full term and is obligated to pay a license initiation fee of $5,000,000 for past sales of its Power over Ethernet ("PoE") products and ongoing royalties based on its sales of PoE products.  $2,000,000 of the license initiation fee was paid within 30 days and the balance will be paid in three annual installments of $1,000,000 beginning in October 2017. Payments due in October 2018 and October 2019 need not be paid by Polycom if all asserted claims of our Remote Power Patent have been found invalid.  Such payments in October 2018 and October 2019 have not been included in our revenue to date.

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

Mirror Worlds Patent Portfolio Litigation

Pending Facebook Litigation

On May 9, 2017, Mirror Worlds Technologies, LLC, our wholly-owned subsidiary, initiated litigation against Facebook, Inc. ("Facebook") in the United States District Court for the Southern District of New York, for infringement of U.S. Patent No. 6,006,227, U. S. Patent No. 7,865,538 and U.S. Patent No. 8,255,439 (among the patents within our Mirror Worlds Patent Portfolio).  The lawsuit alleges that the asserted patents are infringed by Facebook's core technologies that enable Facebook's Newsfeed and Timeline features.  The lawsuit further alleges that Facebook's unauthorized use of the stream based solutions of our asserted patents has helped Facebook become the most popular social networking site in the world with more than 1.94 billion monthly active users as of March 2017.  We seek, among other things, monetary damages based upon reasonable royalties.  On July 5, 2017, Facebook filed its Answer denying our claims and asserting various affirmative defenses.

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

On November 6, 2015, we entered into a settlement agreement with Microsoft pursuant to which Microsoft (including its customers) received a non-exclusive fully-paid license for our Mirror Worlds Patent Portfolio for its remaining life in consideration of a lump sum payment to us of $4,650,000.  In addition, as customers of Microsoft, the pending litigation was also dismissed against Hewlett-Packard Corporation, Lenovo Group Ltd., Lenovo, Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics of America, Inc. and Samsung Telecommunications America L.L.C.

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

In December 2014, Google filed four petitions to institute Inter Partes Review proceedings (the "IPRs") at the PTAB pertaining to certain patents within our Cox Patent Portfolio.  In each of the IPRs, Google sought to invalidate certain claims of our patents within our Cox Patent Portfolio which have been asserted in our litigations against Google and YouTube pending in the United States District Court for the Southern District of New York as described above.  On June 23, 2015, the PTAB issued an order instituting each of the four IPR petitions for oral hearing.  The consolidated oral hearing was held on March 9, 2016.  On June 20, 2016, the PTAB issued its Final Written Decisions in the four pending IPRs finding eighty-six (86) claims "not unpatentable" (valid) and in total, one hundred nineteen (119) out of one hundred and twenty-nine (129) or 92% of the challenged claims of the patents survived.  None of our asserted claims in the pending litigations against Google and YouTube were found invalid.  On August 18, 2016, Google filed Notices of Appeal to appeal the PTAB's Final Written Decisions on the IPRs to the United States Court of Appeals for the Federal Circuit and the appeals are pending.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Issuances of Unregistered Securities

There were no such issuances during the three months ended June 30, 2017.

Stock Repurchases

On August 22, 2011, we established a share repurchase program ("Share Repurchase Program").  On June 14, 2017, our Board of Directors authorized an extension and increase of the Share Repurchase Program to repurchase up to $5,000,000 of shares of our common stock over the subsequent 12 month period.  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in our discretion.  The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors.  The Share Repurchase Program may be increased, suspended or discontinued at any time.  Since inception of the Share Repurchase Program in August 2011 through June 30, 2017 we have repurchased an aggregate of 7,161,725 shares of our common stock at an aggregate cost of $12,440,000 (exclusive of commissions) or an average per share price of $1.74.  During the three months ended June 30, 2017, we repurchased 235,721 shares of our common stock at an aggregate cost of $975,834 (exclusive of commissions) or an average per share price of $4.14.  At June 30, 2017, the dollar value of shares that may be repurchased under the Share Repurchase Program was $4,024,303.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs1)
April 1 to April 30, 2017	-0-	—	—	$ 5,000,000.00
May 1 to May 31, 2017	106,865	$4.23	106,865	$ 4,548,292.30
June 1 to June 30, 2017	128,856	$4.07	128,856	$ 4,024,303.50
Total	235,721	$4.14	235,721
__________________
(1)    The dollar amounts in this column reflect an extension and increase of the Share Repurchase Program approved by the Board of Directors on June 14, 2017 to repurchase up to $5,000,000 shares of common stock over the subsequent 24 month period.

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

NETWORK-1 TECHNOLOGIES, INC.

Date: August 11, 2017	By:	/s/ Corey M. Horowitz
Corey M. Horowitz
Chairman and Chief Executive Officer

Date: August 11, 2017	By:	/s/ David C. Kahn
David C. Kahn
Chief Financial Officer