Form 10-Q
period 2017-09-30
NETWORK 1 TECHNOLOGIES INC
filed 2017-11-14
CIK 1065078

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

              212-829-5770
(Registrant's Telephone Number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§223.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

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

The number of shares of the registrant's common stock, $.01 par value per share, outstanding as of November 13, 2017 was 24,131,012.

NETWORK-1 TECHNOLOGIES, INC.

Form 10-Q Index

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2017	December 31, 2016
ASSETS:

CURRENT ASSETS:
Cash and cash equivalents	$52,265,000	$50,918,000
Marketable securities, available for sale	1,064,000	1,065,000
Royalty receivables, net	3,570,000	2,879,000
Prepaid taxes	300,000	1,195,000
Other current assets	18,000	83,000

Total Current Assets	57,217,000	56,140,000

OTHER ASSETS:
Deferred tax assets	168,000	207,000
Patents, net of accumulated amortization	1,131,000	1,231,000
Security deposits	19,000	19,000

Total Other Assets	1,318,000	1,457,000

TOTAL ASSETS	$58,535,000	$57,597,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$70,000	$171,000
Income taxes payable	930,000	—
Accrued contingency fees and related costs	1,789,000	2,681,000
Accrued payroll	240,000	1,748,000
Other accrued expenses	87,000	125,000

TOTAL LIABILITIES	3,116,000	4,725,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value, authorized 10,000,000 shares;
none issued and outstanding at September 30, 2017 and December 31, 2016	—	—

Common stock, $0.01 par value; authorized 50,000,000 shares;
24,131,012 and 23,744,829 shares issued and outstanding at
September 30, 2017 and December 31, 2016, respectively	241,000	238,000

Additional paid-in capital	64,141,000	62,367,000
Accumulated deficit	(8,931,000)	(9,702,000)
Accumulated other comprehensive loss	(32,000)	(31,000)

TOTAL STOCKHOLDERS' EQUITY	55,419,000	52,872,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$58,535,000	$57,597,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

REVENUE	$3,237,000	$34,326,000	$14,320,000	$59,963,000

OPERATING EXPENSES:
Costs of revenue	964,000	16,943,000	4,339,000	24,183,000
Professional fees and related costs	534,000	633,000	1,154,000	1,458,000
General and administrative	434,000	428,000	1,358,000	1,256,000
Amortization of patents	50,000	49,000	150,000	760,000
Stock-based compensation	237,000	189,000	711,000	233,000
Contingent patent cost	—	—	—	500,000
TOTAL OPERATING EXPENSES	2,219,000	18,242,000	7,712,000	28,390,000

OPERATING INCOME	1,018,000	16,084,000	6,608,000	31,573,000
OTHER INCOME:
Interest income, net	55,000	24,000	89,000	50,000

INCOME BEFORE INCOME TAXES	1,073,000	16,108,000	6,697,000	31,623,000

INCOME TAXES:
Current	425,000	3,817,000	2,198,000	4,198,000
Deferred taxes, net	—	1,459,000	39,000	4,543,000
Total income taxes	425,000	5,276,000	2,237,000	8,741,000

NET INCOME	$648,000	$10,832,000	$4,460,000	$22,882,000

Net Income Per Share
Basic	$0.03	$0.46	$0.18	$0.98
Diluted	$0.02	$0.43	$0.17	$0.93

Weighted average common shares outstanding:
Basic	24,150,388	23,320,514	24,185,129	23,291,408
Diluted	26,412,139	25,198,142	26,480,084	24,700,784

Cash dividends declared per share	$0.05	$—	$0.10	$—

NET INCOME	$648,000	$10,832,000	$4,460,000	$22,882,000

OTHER COMPREHENSIVE INCOME:
Unrealized holding gain (loss) on securities available-for-sale arising during the period	(2,000)	(4,000)	(1,000)	39,000

COMPREHENSIVE INCOME	$646,000	$10,828,000	$4,459,000	$22,921,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,460,000	$22,882,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of patents	150,000	760,000
Stock-based compensation	711,000	233,000
Deferred tax provision	39,000	4,543,000

Changes in operating assets and liabilities:
Royalty receivables	(691,000)	123,000
Prepaid Taxes	895,000	—
Other current assets	65,000	176,000
Accounts payable	(101,000)	323,000
Accrued expenses	(2,521,000)	4,020,000
Income taxes payable	930,000	4,080,000
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,937,000	37,140,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of patents	(50,000)	(4,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(2,421,000)	—
Value of shares delivered to fund withholding taxes on exercise of options	(56,000)	(44,000)
Repurchases of common stock, net of commissions	(1,131,000)	(1,000)
Proceeds from exercise of options and warrants	1,068,000	60,000

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,540,000)	15,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,347,000	37,151,000

CASH AND CASH EQUIVALENTS, beginning of period	50,918,000	20,608,000

CASH AND CASH EQUIVALENTS, end of period	$52,265,000	$57,759,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
Interest	$—	$—
Taxes	440,000	$—

NON-CASH FINANCING ACTIVITY
Accrued dividend rights on restricted stock units	84,000	—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS:

[1] BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of the management of Network-1 Technologies, Inc. (the "Company"), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 2017, and the results of its operations and comprehensive income for the three and nine month periods ended September 30, 2017 and September 30, 2016 and its cash flows for the nine month periods ended September 30, 2017 and September 30, 2016.  The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP may have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2017. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results of operations to be expected for the full year.  The accompanying condensed consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, Mirror Worlds Technologies, LLC.

[2] BUSINESS:

The Company is engaged in the development, licensing and protection of its intellectual property assets.  The Company presently owns thirty-six (36) patents including (i) the remote power patent (the "Remote Power Patent") covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) the Mirror Worlds patent portfolio (the "Mirror Worlds Patent Portfolio") relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) the Cox patent portfolio (the "Cox Patent Portfolio") relating to enabling technology for identifying media content on the Internet and taking further action to be performed based on such identification; and (iv) patents covering systems and methods for the transmission of audio, video and data over computer and telephony networks in order to achieve high quality of service (QoS) (the "QoS Patents"). The Company has been actively engaged in licensing its Remote Power Patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables.  As of September 30, 2017, the Company has entered into twenty-six (26) license agreements with respect to its Remote Power Patent.  The Company has also entered into two license agreements with respect to its Mirror Worlds Patent Portfolio.  The Company's current strategy includes continuing to pursue licensing opportunities for its intellectual property assets.  The Company's acquisition strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as the Company has achieved with respect to its Remote Power Patent and Mirror Worlds Patent Portfolio.  The Company's Remote Power Patent has generated licensing revenue in excess of $119,000,000 from May 2007 through September 30, 2017.  As a result of the Company's acquisition of the Mirror Worlds Patent Portfolio in May 2013, the Company achieved licensing and other revenue of $47,150,000 through September 30, 2017.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition, the Company may enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company's unaudited condensed consolidated financial statements include revenue recognition, income taxes, valuation of patents and stock-based compensation.  Actual results could be materially different from those estimates, upon which the carrying values were based.

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

Costs of Revenue

The Company includes in costs of revenue for the three and nine months ended September 30, 2017 and 2016 contingent legal fees payable to patent litigation counsel (see Note H[1] hereof), incentive bonus compensation payable to its Chairman and Chief Executive Officer (see Note I[1] hereof) and payments of certain percentages of net proceeds to Recognition Interface, LLC and others with respect to monetization of the Company's Mirror Worlds Patent Portfolio (see Note H[2] hereof).

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

ASC 740-10, "Accounting for Uncertainty in Income Taxes," defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.  The Company had no uncertain tax positions as of September 30, 2017 and December 31, 2016.

United States federal, state and local income tax returns prior to 2014 are not subject to examination by any applicable tax authorities, except that tax authorities could challenge returns (only under certain circumstances) for earlier years to the extent they generated loss carry-forwards that are available for those future years.

Effective January 1, 2017, the Company adopted ASU 2016-09, Improvements to Employee Share Based Accounting, which impacts the Company's presentation of certain taxes.  See "Accounting Standards Adopted in Period" section of this Note B for further details.

The personal holding company ("PHC") rules under the Internal Revenue Code impose a 20% tax on a PHC's undistributed personal holding company income ("PHC Income"), which means, in general, taxable income subject to certain adjustments.  For a corporation to be classified as a PHC, it must satisfy two tests: (i) that more than 50% in value of its outstanding shares must be owned directly or indirectly by 5 or fewer individuals at anytime during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the "Ownership Test") and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the "Income Test").  In the second half of 2017 (as well as during the second half of prior years), the Company did not meet the Ownership Test.  Due to the significant number of shares held by the Company's largest shareholders, the Company continually assesses its share ownership to determine whether it meets the Ownership Test.  If the Ownership Test were met and the income generated by the Company were determined to constitute "royalties" within the meaning of the Income Test, the Company would constitute a PHC and the Company would be subject to a 20% tax on the amount of any PHC Income that it does not distribute to its shareholders.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.  Accordingly, we record impairment losses on long-lived assets used in operations or expected to be disposed of when indicators of impairment exist and the undiscounted cash flows expected to be derived from those assets are less than carrying amounts of these assets.  At September 30, 2017, there was no impairment to the Company's patents.

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

Dividends

Dividends are recorded when declared by the Company's Board of Directors.  Common stock dividends are charged against retained earnings when declared or paid (see Note N hereof).

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which provides additional implementation guidance on the previously issued ASU 2016-02 Leases (Topic 842).  ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, and requires a lessee to recognize assets and liabilities for leases with a maximum possible term of more than 12 months.  A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term.  Early application is permitted. The Company does not believe that the adoption of this accounting standard will have a material impact on its consolidated financial statements.

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU No. 2014-09 provides for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance.  The new revenue standard allows for either full retrospective or modified retrospective application.  The Company is required to adopt the amendments in ASU No. 2014-09 using one of the two acceptable methods.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

date of ASU No. 2014-09 to annual periods beginning after December 2017, along with an option to permit early adoption as of the original effective date.  In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends the guidance in 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property.  The ASU does not change the core principle of the guidance in Topic 606. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840) and Leases (Topic 842), which provides additional implementation guidance on the previously issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The effective date and transition requirements for the ASUs are the same as the effective date and transition requirements in Topic 606. Public entities should apply the ASUs for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The Company intends to adopt ASU 2014-09 on January 1, 2018.  The Company has elected to apply the modified retrospective method of adoption.  The Company does not expect the impact of the adoption of the new revenue standard to have a material impact on its consolidated financial statements.  The Company will continue to evaluate any new license agreements entered into in the future to determine the impact upon adoption.

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

Accounting Standards Adopted in the Period

In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification ("ASC") Topic 718, Compensation - Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Prior to this amendment, excess tax benefits resulting from the difference between the deduction for tax purposes and the compensation costs recognized for financial reporting were not recognized until the deduction reduced taxes payable.  Under the new method the Company will recognize excess tax benefits in the current accounting period.  Additionally, ASU 2016-09 requires that the Company present excess tax benefits on the Statement of Cash Flows as an operating activity. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016. The Company adopted ASU 2016-09 in the first quarter of 2017 and elected to apply this adoption prospectively. Prior periods have not been adjusted. The effective tax rate for the nine months ended September 30, 2017 differed from the federal statutory rate primarily due to the recognition of excess tax benefits as a component of the provision for income taxes attributable to the adoption of ASU 2016-09.

NOTE C - PATENTS

The Company's intangible assets at September 30, 2017 include patents with estimated remaining economic useful lives ranging from 3.0 to 4.0 years.  For all periods presented, all of the Company's patents were subject to amortization.  The gross carrying amounts and accumulated amortization related to acquired intangible assets as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016

Gross carrying amount – patents	$6,477,000	$6,427,000
Accumulated amortization – patents	(5,346,000)	(5,196,000)
Patents, net	$1,131,000	$1,231,000

Amortization expense for the three months ended September 30, 2017 and September 30, 2016 was $50,000 and $49,000, respectively.  Amortization expense for the nine months ended September 30, 2017 and September 30, 2016 was $150,000 and $760,000, respectively.  Future amortization of current intangible assets, net is as follows:

Twelve Months Ended September 30,
2018	$200,000
2019	$193,000
2020	$193,000
2021	$193,000
2022 and thereafter	$352,000
Total	$1,131,000

The Company's Remote Power Patent expires in March 2020. The expiration dates of the patents within the Company's Mirror Worlds Patent Portfolio range from April 2018 to February 2020 (six of the patents in the Mirror Worlds Patent Portfolio expired during the nine months ended September 30, 2016 and two of the patents in the Mirror Worlds Patent Portfolio expired during the nine months ended September 30, 2017).  The expiration dates of the patents within the Cox Patent Portfolio range from September 2021 to November 2023 and the expiration date of the QoS Patents is June 2019.

NOTE D – STOCK-BASED COMPENSATION

Restricted Stock Units

During the nine months ended September 30, 2017, the Company issued 13,500 restricted stock units to each of its three non-management directors as an annual grant for 2017 for service on the Company's Board of Directors.  Each restricted stock unit represents a contingent right to receive one share of the Company's common stock.  The restricted stock units vest in four equal quarterly installments of 3,375 shares of common stock on March 15, 2017, June 15, 2017, September 15, 2017 and December 15, 2017, subject to continued service on the Board of Directors.

NOTE D – STOCK-BASED COMPENSATION (continued)

A summary of restricted stock unit activity for the nine months ended September 30, 2017 is as follows (each restricted stock unit represents the right to receive one share of the Company's common stock):

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance of restricted stock units outstanding at December 31, 2016	890,000	$2.29
Grants of restricted stock units	40,500	$3.80
Vested restricted stock units	(100,375)	$(2.87)

Balance of unvested restricted stock units at September 30, 2017	830,125	$2.30

Restricted stock unit compensation expense was $237,000 and $711,000 for the three and nine months ended September 30, 2017, respectively.  Restricted stock unit compensation expense was $189,000 and $221,000 for the three and nine months ended September 30, 2016, respectively.

The Company has an aggregate of $1,097,000 of unrecognized restricted stock unit compensation expense as of September 30, 2017 to be expensed over a weighted average period of 1.6 years.

All of the Company's 830,125 outstanding restricted stock units at September 30, 2017 have dividend equivalent rights.

Stock Options

There were no stock option grants during the three or nine months ended September 30, 2017 and September 30, 2016.

The following table presents information relating to all stock options outstanding and exercisable at September 30, 2017:

Weighted
		Weighted	Average
Range of		Average	Remaining
Exercise	Options	Exercise	Life in	Options
Price	Outstanding	Price	Years	Exercisable

$0.83 - $2.34	2,110,000	$1.28	2.25	2,110,000

The Company had no recorded stock-based compensation related to stock option grants for the three months ended September 30, 2017 and September 30, 2016, respectively.  The Company recorded stock-based compensation related to stock option grants of $-0- and $12,000 for the nine months ended September 30, 2017 and September 30, 2016, respectively.

The Company had no unrecognized stock-based compensation cost as of September 30, 2017.  The aggregate intrinsic value of options exercisable at September 30, 2017 was $5,431,000.

NOTE D – STOCK-BASED COMPENSATION (continued)

During the nine months ended September 30, 2017, the Company's Chief Financial Officer and three of his children exercised stock options to purchase an aggregate of 75,000 shares of the Company's common stock at an exercise price of $1.40 per share.  In addition, during the nine months ended September 30, 2017, a former director exercised a stock option to purchase 125,000 shares of the Company's common stock at an exercise price of $1.40 per share.

Warrants

As of September 30, 2017, there were no outstanding warrants to purchase shares of the Company's common stock.

During the nine months ended September 30, 2017, Recognition Interface, LLC exercised its remaining warrants to purchase an aggregate of 375,000 shares of the Company's common stock, at an exercise price of $2.10 per share, which resulted in gross proceeds to the Company of $787,500.

NOTE E – EARNINGS PER SHARE

Basic Earnings per share is calculated by dividing the net income by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and restricted stock units. Potential shares of 2,940,125 and 4,061,250 at September 30, 2017 and September 30, 2016, respectively, consisted of options, warrants and restricted stock units.  Computations of basic and diluted weighted average common shares outstanding were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016

Weighted-average common shares outstanding – basic	24,185,129	23,291,408	24,150,388	23,320,514

Dilutive effect of options, warrants and restricted stock units	2,294,955	1,409,376	2,261,751	1,877,628

Weighted-average common shares outstanding – diluted	26,480,084	24,700,784	26,412,139	25,198,142

Options and warrants excluded from the computation of diluted income per share because the effect of inclusion would have been anti-dilutive	—	141,304	—	423,913

NOTE F – CASH AND CASH EQUIVALENTS

The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC").  At September 30, 2017, the Company maintained a cash balance of $51,366,000 in excess of FDIC limits.

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

NOTE F – CASH AND CASH EQUIVALENTS (continued)

Cash and cash equivalents as of September 30, 2017 and December 31, 2016 were composed of:

	September 30, 2017	December 31, 2016

Cash	$9,395,000	$9,452,000
Money market fund	42,870,000	41,466,000
Total	$52,265,000	$50,918,000

NOTE G - MARKETABLE SECURITIES

Marketable securities are classified as available-for-sale and are recorded at fair market value.  Unrealized gains and losses are reported as other comprehensive income or loss.  Realized gains and losses are reclassified from other comprehensive income or loss to net income or loss in the period they are realized.  At September 30, 2017 and December 31, 2016, the Company's marketable securities consisted of two corporate bonds (aggregate face value $1,000,000) with a 3.9% and 4.5% coupon and term of greater than three months when purchased.  The Company's marketable securities mature in 2021 and it is not the intention of the Company to hold such securities until maturity.

NOTE H – COMMITMENTS AND CONTINGENCIES

[1] Legal Fees:

Russ, August & Kabat provides legal services to the Company with respect to its pending patent litigation filed in May 2017 against Facebook, Inc. in the United States District Court for the Southern District of New York relating to several patents within the Company's Mirror Worlds Patent Portfolio (see Note J[4] hereof).  The terms of the Company's agreement with Russ, August & Kabat provide for cash payments on a monthly basis subject to a cap plus a contingency fee ranging between 15% and 24% of the net recovery (after deduction of expenses) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved.  The Company is responsible for all of the expenses incurred with respect to this litigation.

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

Dovel & Luner, LLP provides legal services to the Company with respect to its patent litigation filed in September 2011 against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler (see Note J[1] hereof).  The terms of the Company's agreement with Dovel & Luner LLP essentially provide for legal fees on a full contingency basis ranging from 12.5% to 35% (with certain exceptions) of the net recovery (after deduction for expenses) depending on the stage of the preceding in which a result (settlement or judgment) is achieved.  For the three months ended September 30, 2017 and September 30, 2016, the Company incurred aggregate contingent legal fees to Dovel & Luner, LLP with respect to the litigation of $523,000 and $2,348,000, respectively.  For the nine month period ended September 30, 2017 and September 30 2016, the Company incurred aggregate contingent legal

NOTE H – COMMITMENTS AND CONTINGENCIES (continued)

fees to Dovel & Luner, LLP with respect to the litigation of $1,789,000 and $2,706,000, respectively.  The Company is responsible for a certain portion of the expenses incurred with respect to the litigation.

Dovel & Luner, LLP provided legal services to the Company with respect to the litigation settled in July 2010 against Cisco and several other major data networking equipment manufacturers (see Note J[2] hereof).  The terms of the Company's agreement with Dovel & Luner, LLP with respect to this litigation provided for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of 24% (based on the settlement being achieved at the trial stage).  As a result of the royalty payments payable quarterly by Cisco in accordance with the Company's settlement and license agreement with Cisco, the Company has an obligation to pay Dovel & Luner, LLP (including local counsel) 24% of such royalties received.  During the three months ended September 30, 2017 and September 30, 2016, the Company incurred aggregate legal fees to Dovel & Luner LLP with respect to the litigation of $268,000 and $264,000, respectively.  During the nine months ended September 30, 2017 and September 30, 2016, the Company incurred aggregate legal fees to Dovel & Luner LLP with respect to the litigation of $1,801,000 and $1,824,000, respectively.

[2] Patent Acquisitions:

On February 28, 2013, the Company completed the acquisition of four patents (as well as a pending patent application) from Dr. Ingemar Cox (these patents together with subsequent related patent issuances comprise the Cox Patent Portfolio), a technology leader in digital watermarking content identification, digital rights management and related technologies, for a purchase price of $1,000,000 in cash and 403,226 shares of the Company's common stock.  In addition, the Company is obligated to pay Dr. Cox 12.5% of the net proceeds (after deduction of expenses) generated by the Company from licensing, sale or enforcement of the patents.  Since the acquisition of the patent portfolio from Dr. Cox, the Company has been issued sixteen (16) additional related patents by the USPTO resulting in an aggregate of twenty (20) patents within the Cox Patent Portfolio.  Professional fees and filing fees of $169,000 were capitalized as patent cost.

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

NOTE H – COMMITMENTS AND CONTINGENCIES (continued)

Pursuant to the terms of the Company's agreement with Recognition, Recognition received from the Company an interest in the net proceeds realized from the monetization of the Mirror Worlds Patent Portfolio, as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; and (iii) 20% of any portion of the net proceeds in excess of $250 million.  Since entering into the agreement with Recognition in May 2013, the Company has paid Recognition an aggregate of $3,127,000 with respect to such net proceeds interest related to the Mirror Worlds Patent Portfolio.  In addition, Recognition (and an affiliated entity) also received warrants to purchase an aggregate of 1,250,000 shares of the Company's common stock (500,000 shares at an exercise price of $2.05 per share, 375,000 shares at an exercise price of $2.10 per share and 375,000 shares at an exercise price of $1.40 per share).  All such warrants were exercised by Recognition (and its affiliate) as of January 2017, resulting in aggregate proceeds to the Company of $2,337,500.  As part of the acquisition of the Mirror Worlds Patent Portfolio, professional fees and filing fees of $409,000 were capitalized as patent cost.

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

NOTE I - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

[1]   On July 14, 2016, the Company entered into a new employment agreement ("Agreement") with its Chairman and Chief Executive Officer pursuant to which he continues to serve the Company in such positions for a five year term, at an annual base salary of $475,000 which shall be increased by 3% per annum during the term of the Agreement.  The Agreement established an annual target bonus of $175,000 for the Chairman and Chief Executive Officer based upon performance.  In addition, the Company granted to the Chairman and Chief Executive Officer, under its 2013 Stock Incentive Plan, 750,000 restricted stock units (the "RSUs") which vest in three tranches, as follows: (i) 250,000 RSUs shall vest on July 14, 2018, subject to the Chairman and Chief Executive Officer's continued employment by the Company through the vesting date (the "Employment Condition"); (ii) 250,000 RSUs shall vest at any time beginning July 14, 2018 through July 14, 2021 in equal annual installments for the remaining term of employment, subject to (1) the Employment Condition being satisfied through each such annual vesting date and (2) the Company's common stock achieving a closing price (for 20 consecutive trading days) of a minimum of $3.25 per share (subject to adjustment for stock splits) at any time during the term of

NOTE I - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS (continued)

employment; and (iii) 250,000 RSUs vest at any time beginning July 14, 2018 through July 14, 2021 in equal annual installments for the remaining term of employment subject to (1) the Employment Condition being satisfied through each such annual vesting date and (2) the Company's common stock achieving a closing price (for 20 consecutive trading days) of a minimum of $4.25 per share (subject to adjustment for stock splits) at any time during the term of employment.  The aforementioned stock price vesting conditions of $3.25 per share and $4.25 per share have been satisfied.  Notwithstanding the above, in the event of a Change of Control (as defined), a Termination Other Than for Cause (as defined), or a termination of employment by the Chairman and Chief Executive Officer for Good Reason (as defined), all of the 750,000 RSUs shall accelerate and become immediately fully vested.

Under the terms of the Agreement, so long as the Chairman and Chief Executive Officer continues to serve as an executive officer of the Company, whether pursuant to the Agreement or otherwise, the Chairman and Chief Executive Officer shall also receive incentive compensation in an amount equal to 5% of the Company's gross royalties or other payments from Licensing Activities (as defined) (without deduction of legal fees or any other expenses) with respect to its Remote Power Patent and a 10% net interest (gross royalties and other payments after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company's royalties and other payments relating to Licensing Activities with respect to patents other than the Remote Power Patent (including the Mirror Worlds Patent Portfolio and the Cox Patent Portfolio) (collectively, the "Incentive Compensation").  During the three months ended September 30, 2017 and September 30, 2016, the Chairman and Chief Executive Officer earned Incentive Compensation of $162,000 and $2,029,000, respectively.  During the nine months ended September 30, 2017 and September 30, 2016, the Chairman and Chief Executive Officer earned incentive compensation of $716,000 and $3,996,000, respectively.  As of September 30, 2017 and December 31, 2016, $239,000 and $748,000 of such compensation were included in accrued expenses, respectively.  The Incentive Compensation shall continue to be paid to the Chairman and Chief Executive Officer for the life of each of the Company's patents with respect to licenses entered into with third parties during the term of his employment or at anytime thereafter, whether he is employed by the Company or not; provided, that, the Chairman and Chief Executive Officer's employment has not been terminated by the Company "For Cause" (as defined) or terminated by him without "Good Reason" (as defined).  In the event of a merger or sale of substantially all of the assets of the Company, the Company has the option to extinguish the right of the Chairman and Chief Executive Officer to receive future Incentive Compensation by payment to him of a lump sum payment, in an amount equal to the fair market value of such future interest as determined by an independent third party expert if the parties do not reach agreement as to such value.  In the event that the Chairman and Chief Executive Officer's employment is terminated by the Company "Other Than For Cause" (as defined) or by him for "Good Reason" (as defined), the Chairman and Chief Executive Officer shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) a pro-rated portion of the $175,000 target bonus provided bonus criteria have been satisfied on a pro-rated basis through the calendar quarter in which the termination occurs and (iii) accelerated vesting of all unvested options, warrants, RSUs and other awards.

In connection with the Agreement, the Chairman and Chief Executive Officer has also agreed not to compete with the Company as follows: (i) during the term of the Agreement and for a period of 12 months thereafter if his employment is terminated "Other Than For Cause" (as defined) provided he is paid his 12 month base salary severance amount and (ii) for a period of two years

NOTE I - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS (continued)

from the termination date, if terminated "For Cause" by the Company or "Without Good Reason" by the Chairman and Chief Executive Officer.

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

NOTE J - LEGAL PROCEEDINGS

[1]   In September 2011, the Company initiated patent litigation against sixteen (16) data networking equipment manufacturers (and affiliated entities) in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of its Remote Power Patent.  Named as defendants in the lawsuit, excluding related parties, were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inc., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transitions Networks, Inc.  The Company seeks monetary damages based upon reasonable royalties.  As of September 30, 2017, the Company had achieved settlement agreements with thirteen (13) of the sixteen (16) defendants, the remaining three defendants were Hewlett-Packard Company, Juniper Networks, Inc. and Avaya Inc.

On May 2, 2017, Judge Robert W. Schroeder of the United States District Court for the Eastern District of Texas, Tyler Division, in the Company's patent infringement action with respect to its Remote Power Patent as described above issued an order adopting the prior report and recommendation of the United States Magistrate Judge which found that all of the claims of the Remote Power Patent were not invalid.  As a result of the Court's decision, the balance of $2,300,000 of the Company's settlement with ALE USA Inc. reached in July 2016 is payable to the Company in three equal quarterly payments of $766,666 which began on July 1, 2017.  The settlement balance of $2,300,000 has been recorded in full by the Company as revenue for the nine months ended September 30, 2017.

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

The above referenced litigations that the Company commenced in the United States District Court for the Southern District of New York in April 2014 and December 2014 against Google and YouTube are currently subject to a court ordered stay which has been in effect since July 2015 as a result of proceedings at the Patent Trial and Appeal Board (PTAB) and the pending appeals to the United States District Court of Appeals for the Federal Circuit which have been consolidated and are scheduled for oral argument on December 4, 2017.

[4]   On May 9, 2017, the Company's wholly-owned subsidiary, Mirror Worlds Technologies, LLC, initiated patent litigation against Facebook, Inc. in United States District Court for the Southern District of New York for infringement of U.S. Patent No. 6,006,227, U.S. Patent No. 7,865,538 and U.S. Patent No. 8,255,439, patents within the Company's Mirror Worlds Patent Portfolio.  The lawsuit alleges that the aforementioned patents are infringed by Facebook's core technologies that enable Facebook's Newsfeed and Timeline features.

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

Since inception of the Share Repurchase Program through September 30, 2017, the Company has repurchased an aggregate of 7,201,597 shares of its common stock at an aggregate cost of $12,589,253 (exclusive of commissions) or an average per share price of $1.75.  All such repurchased shares have been cancelled.  During the three months ended September 30, 2017, the Company repurchased an aggregate of 39,872 shares of its common stock at an aggregate cost of $149,253 (exclusive of commissions) or an average per share price of $3.74.  During the nine months ended September 30, 2017, the Company repurchased an aggregate of 275,593 shares of its common stock at an aggregate cost of $1,125,087 (exclusive of commissions) or an average per share price of $4.08.  At September 30, 2017, the dollar value of shares that may be repurchased under the Share Repurchase Program was $3,875,050.

NOTE L – CONCENTRATIONS

Revenue from three licensees constituted approximately 75% of the Company's revenue for both the three and nine months ended September 30, 2017. For the three months ended September 30, 2017, one licensee with a fully-paid license constituted approximately 30% of the Company's revenue and two other licensees with ongoing royalty bearing licenses constituted approximately 45% of the Company's revenue.  Revenue from three licensees constituted approximately 96% and 90% for the three and nine months ended September 30, 2016 (exclusive of revenue from our professional liability settlement – see Note M), respectively.  At September 30, 2017, royalty receivables from three licensees constituted approximately 36%, 27% and 21% of the Company's net royalty receivables.  At December 31, 2016, royalty receivables from three licenses constituted approximately 29%, 45% and 11% of the Company's net royalty receivables.

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

NOTE N - DIVIDENDS

On December 7, 2016, the Board of Directors of the Company approved the initiation of a dividend policy providing for the payment of a regular semi-annual cash dividend of $0.05 per common share ($0.10 per common share annually) commencing in 2017.  The Company anticipates paying the semi-annual cash dividends in March and September of each year.  It is anticipated that the semi-annual cash regular dividend will continue to be paid through March 2020 (the expiration of

NOTE N – DIVIDENDS (continued)

the Company's Remote Power Patent) provided that the Company continues to receive royalties from licensees of its Remote Power Patent.

On February 2, 2017, the Board of Directors of the Company declared an initial semi-annual cash dividend of $0.05 per common share with a payment date of March 24, 2017 to all common stockholders of record as of March 3, 2017.

On July 25, 2017, the Board of Directors of the Company declared a semi-annual cash dividend of $0.05 per annum share with a payment date of September 20, 2017 to all common stockholders of record as of September 1, 2017.

At September 30, 2017, the Company accrued dividends of $84,000 for unvested restricted stock units with dividend equivalent rights.

NOTE O – SUBSEQUENT EVENTS

[1]   On October 16, 2017, the U.S. Bankruptcy Court of the Southern District of New York approved the Company's settlement of its patent litigation against Avaya, Inc. ("Avaya") pending in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of Network-1's Remote Power Patent (U.S. Patent No. 6,218,930) (see Note J[1] hereof).  As part of the settlement, Avaya, which on January 19, 2007 had filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, entered into a non-exclusive license agreement for the full term of the Company's Remote Power Patent, which expires in March, 2020.  Under the terms of the license, Avaya paid a lump sum amount for sales of certain designated Power over Ethernet ("PoE") products and is obligated to pay an ongoing royalty  for  other designated PoE products.  In addition, Avaya agreed that the Company shall have an allowed general unsecured claim ("Allowed Claim") in the amount of $40,000,000 relating to all acts occurring on or before January 19, 2017.

Under the Debtors' (Avaya and certain affiliates) First Amended Joint Chapter 11 Plan of Reorganization of Avaya Inc. and Its Debtor Affiliates, which the Debtors filed with the Bankruptcy Court on August 24, 2017, and the Modified Global Plan Settlement, dated October 11, 2017 (collectively the "Plan"), the Debtors have estimated that the total amount of general unsecured claims that will ultimately be allowed will total approximately $305,000,000 which, based on the treatment of general unsecured creditors therein, would result in estimated recoveries for the holders of general unsecured claims of approximately 18.9%.  The Debtors have acknowledged in the Plan that depending on its ability to successfully prosecute or otherwise reduce the remaining outstanding claims, the total amount of the general unsecured claims could be substantially higher which would decrease the percentage recoveries to the holders of general unsecured claims, including the Company.  In such an event, the amount recovered by the Company under its Allowed Claim could be substantially lower than 18.9%.  A hearing to consider confirmation of the Plan is currently scheduled to commence on November 15, 2017.  There is no assurance that the Bankruptcy Court will confirm the Plan or any other Chapter 11 plan, and no assurance of the recovery for general unsecured claims under either the Plan or any other Chapter 11 plan.

[2]   On November 1, 2017, the Company agreed to settle its patent litigation against Juniper Networks, Inc. ("Juniper") pending in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of Network-1's Remote Power Patent (See Note J[1] hereof).  Under the terms of the settlement, Juniper will pay $13,250,000 to the Company and receive a fully-paid license to the Company's Remote Power Patent for its full term.

[3]   On November 13, 2017, a jury in the United States District Court for the Eastern District of Texas, Tyler Division, determined that certain claims of the Company's Remote Power Patent (U.S. Patent No. 6,218,930) are invalid and not infringed by Hewlett-Packard.  The jury verdict of invalidity and non-infringement, or a final judgment based on this verdict, may be determined to relieve some of our licensees of our Remote Power Patent from their obligation to continue to pay royalties to the Company, including Cisco Systems, Inc., our largest licensee.  Such a determination would have a material adverse effect on our business and results of operations.

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

OVERVIEW

Our principal business is the development, licensing and protection of our intellectual property assets.  We presently own thirty-six (36) patents including (i) our Remote Power Patent covering the delivery of power over Ethernet cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) our Mirror Worlds Patent Portfolio relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) our Cox Patent Portfolio relating to enabling technology for identifying media content on the Internet and taking further action to be performed based on such identification; and (iv) our QoS Patents covering systems and methods for the transmission of audio, video and data in order to achieve high quality of service (QoS) over computer and telephony networks.  In addition, we continually review opportunities to acquire or license additional intellectual property.

We have been actively engaged in the licensing of our Remote Power Patent (U.S. Patent No. 6,218,930).  We currently have twenty-seven (27) licensees for our Remote Power Patent which, among others, include license agreements with Cisco Systems, Inc., Extreme Networks, Inc., Netgear, Inc., Microsemi Corporation, Motorola Solutions, Inc., NEC Corporation, Samsung Electronics Co., Ltd., Dell, Inc., Huawei Technologies Co., Ltd., ShoreTel, Inc., Polycom, Inc. and Avaya, Inc. and several other major data networking equipment manufacturers.  In addition, we have license agreements with Apple Inc. and Microsoft Corporation with respect to our Mirror Worlds Patent Portfolio.  Our current strategy includes continuing our licensing efforts with respect to our intellectual property assets.  In addition, we continue to seek to acquire additional intellectual property assets to develop, commercialize, license or otherwise monetize such intellectual property.  Our strategy includes working with inventors and patent owners to assist in the development and monetization of their patented technologies.  We may also enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.

Our acquisition strategy focuses on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as we have achieved with respect to our Remote Power Patent and Mirror Worlds Patent Portfolio.  Our Remote Power Patent generated licensing revenue in excess of $119,000,000 from May 2007 through September 30, 2017.  As a result of our acquisition of the Mirror Worlds Patent Portfolio in May 2013, we achieved licensing and other revenue from the portfolio of an aggregate of $47,150,000 through September 30, 2017.

At September 30, 2017, our principal sources of liquidity consisted of cash and cash equivalents of $52,265,000 and working capital of $54,101,000.  We believe based on our current cash position and projected licensing revenue from existing licensees that we will have sufficient cash to fund our operations for the foreseeable future.  Based on our cash position, we continually review opportunities to acquire additional intellectual property as well as evaluate other strategic alternatives.

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

On November 13, 2017, a jury in the United States District Court for the Eastern District of Texas, Tyler Division, determined that certain claims of our Remote Power Patent (U.S. Patent No. 6,218,930) are invalid and not infringed by Hewlett-Packard.  The jury verdict of invalidity and non-infringement, or a final judgment based on this verdict, may be determined to relieve some of our licensees of our Remote Power Patent from their obligation to continue to pay royalties to us, including Cisco Systems, Inc., our largest licensee.  Such a determination would have a material adverse effect on our business and results of operations.

Royalty Bearing Licenses

We currently have Royalty Bearing Licenses for our Remote Power Patent with seventeen (17) licensees pursuant to which such licensees are obligated to pay us ongoing royalties on a quarterly or monthly basis for the life of our Remote Power Patent (March 2020).  Revenue from our Royalty Bearing Licenses was $2,263,000 and $11,046,000 for the three and nine months ended September 30, 2017, respectively, as compared to $7,426,000 and $14,663,000 for the three and nine months ended September 30, 2016, respectively.  At September 30, 2017, we had Royalty Bearing Licenses with sixteen (16) licencees as compared to fifteen (15) such licensees at September 30, 2016.  Cisco is our largest royalty bearing licensee.  Cisco constituted 43% and 64% of our ongoing royalty revenue from our Royalty Bearing Licenses for the three months ended September 30, 2017 and September 30, 2016, respectively.  Due to our annual royalty rate structure with Cisco, which includes declining rates as the volume of PoE products sales increase during the year, royalties from Cisco are typically highest in the first quarter of the calendar year and decline for each of the remaining calendar quarters of the year.

Pending Litigation

We currently have pending patent infringement litigations involving our Remote Power Patent and certain patents within our Cox Patent Portfolio and Mirror Worlds Patent Portfolio (see "Legal Proceedings" at pages 32 – 34 hereof).

In September 2011, we initiated patent litigation against sixteen (16) data equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  We have since settled the litigation against fifteen (15) of the sixteen (16) defendants.  The remaining defendant in the litigation is Hewlett-Packard Company.  On November 13, 2017, a jury determined that certain claims of our Remote Patent are invalid and not infringed by Hewlett-Packard (see "Legal Proceedings" at page 32 hereof).

In April 2014 and December 2014, we initiated patent infringement litigation against Google Inc. and YouTube, LLC in the United States District Court for the Southern District of New York for infringement of several patents within our Cox Patent Portfolio (see "Legal Proceedings" at page 34 hereof).  These litigations are currently subject to a court ordered stay pending appeal to the United States Court of Appeals for the Federal Circuit of Final Written Decisions of the Patent Trial and Appeal Board (PTAB) of the USPTO in our favor relating to four Inter Partes Review proceedings and a Covered Business Method Review (CBM) instituted by Google (see "Legal Proceedings" at page 34 of this quarterly report).

In May 2017, we initiated patent infringement litigation against Facebook, Inc. ("Facebook") in the United States District Court for the Southern District of New York, for infringement of our U.S. Patent No. 6,006,227, U.S. Patent No. 7,865,538 and U.S. Patent No. 8,225,439 (among the patents we acquired as part of our acquisition of our Mirror Worlds Patent Portfolio) (see "Legal Proceedings" at page 33 hereof).

Settlements in the Periods

During the three and nine month periods ended September 30, 2017, we had revenue of approximately $970,000 and $3,270,000, respectively, from Fully-Paid Licenses and license initiation fees related to patent litigation settlements.  During the three and nine month periods ended September 30, 2016, we had revenue of $32,900,000 and $33,800,000, respectively, from Fully-Paid Licenses and license initiation fees related to patent litigation settlements.  In addition, during the nine month period ended September 30, 2016, we received $17,500,000 in connection with settlement of a professional liability claim which we had acquired as part of our acquisition of the Mirror Worlds Patent Portfolio in May 2013.

Taxes

We utilized our remaining net operating loss carry-forwards (NOLs) during the year ended December 31, 2016.  Current federal, state and local income taxes of $425,000 and $2,198,000 were recorded for the three and nine months ended September 30, 2017, respectively.  The remaining deferred tax assets of $168,000 at September 30, 2017 relate to temporary (timing) differences with respect to outstanding options and restricted stock units.

The personal holding company ("PHC") rules under the Internal Revenue Code impose a 20% tax on a PHC's undistributed personal holding company income ("PHC Income", which means, in general, taxable income subject to certain adjustments).  For a corporation to be classified as a PHC, it must satisfy two tests: (i) that more than 50% in value of its outstanding shares must be owned directly or indirectly by 5 or fewer individuals at anytime during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the "Ownership Test") and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the "Income Test").  During the second half of 2017 (as well as during the second half of prior years), we did not meet the Ownership Test.  Due to the significant number of shares held by our largest shareholders, we continually assess our share ownership to determine whether it meets the Ownership Test.  If the Ownership Test were met and the income generated by us were determined to constitute "royalties" within the meaning of the Income Test, we would constitute a PHC and we would be subject to a 20% tax on the amount of any PHC Income that we do not distribute to our shareholders.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenue.  We had revenue of $3,237,000 for the three months ended September 30, 2017 as compared to revenue of $34,326,000 for the three months ended September 30, 2016.  The decrease in revenue of $31,089,000 for the three months ended September 30, 2017 was primarily due to revenue of $32,900,000 for the three months ended September 30, 2016 from Fully-Paid Licenses and license initiation fees related to patent litigation settlements with Apple Inc. ($25,000,000), Dell, Inc. ($6,000,000), and Alcatel and ALE USA Inc. ($1,900,000) (see "Legal Proceedings" at page 33 of this quarterly report).  Excluding revenue from Fully-Paid Licenses and license initiation fees related to litigation settlements, revenue for the three months ended September 30, 2017 increased $837,000 or 59% as compared to the three months ended September 30, 2016 due primarily to increased revenue from Royalty Bearing Licenses for our Remote Power Patent.

Operating Expenses.  Operating expenses for the three months ended September 30, 2017 were $2,219,000 as compared to $18,242,000 for the three months ended September 30, 2016.  The decrease in operating expenses of $16,023,000 was primarily due to an increase in costs of revenue of $15,979,000 for the three months ended September 30, 2016 associated with revenue of $32,900,000 from Fully-Paid Licenses and license initiation fees related to patent litigation settlements.  We had costs of revenue of $964,000 and $16,943,000 for the three months ended September 30, 2017 and September 30, 2016, respectively.  Included in the costs of revenue for three months ended September 30, 2017 were contingent legal fees and expenses of $802,000 and $162,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note I and Note J[1] to our unaudited condensed consolidated financial statements included in this quarterly report).  Included in the costs of revenue for the three months ended September 30, 2016 were contingent legal fees and expenses of $13,273,000, $2,029,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement and other contractual payments of $1,641,000 of certain percentages of net proceeds from the monetization of our Mirror Worlds Patent Portfolio (see note H[2] to our unaudited condensed consolidated financial statements included in this quarterly report).

General and administrative expenses increased by $6,000 from $428,000 for the three months ended September 30, 2016 to $434,000 for the three months ended September 30, 2017.  Amortization of patents was $50,000 for the three months ended September 30, 2017 as compared to $49,000 for the three months ended September 30, 2016.  Stock-based compensation expense related to the issuance of restricted stock units was $237,000 for the three months ended September 30, 2017 as compared to $189,000 for the issuance of restricted stock units and the vesting of stock options for the three months ended September 30, 2016.  Professional fees and related costs were $534,000 for the three months ended September 30, 2017 as compared to $633,000 for the three months ended September 30, 2016.

Interest Income.  Interest income for the three months ended September 30, 2017 was $55,000 as compared to interest income of $24,000 for the three months ended September 30, 2016.

Operating Income. We had operating income of $1,018,000 for the three months ended September 30, 2017 compared with operating income of $16,084,000 for the three months ended September 30, 2016.  The decreased operating income of $15,066,000 for the three months ended September 30, 2017 was primarily due to operating income associated with revenue of $32,900,000 from Fully-Paid Licenses and license initiation fees related to patent litigation settlements for the three months ended September 30, 2016.

Current Taxes.  Federal, state and local income taxes of $425,000 and $3,817,000 were recorded for the three months ended September 30, 2017 and September 30, 2016, respectively.  The decrease in such taxes of $3,392,000 for the three months ended September 30, 2017 was due to a decrease of $15,035,000 in income before taxes for the three months ended September 30, 2017.

Deferred Tax Expense.  We recorded deferred tax expense of $-0- and $1,459,000 for the three months ended September 30, 2017 and September 30, 2016, respectively.  The deferred tax expenses of $1,459,000 for the three months ended September 30, 2016 was due to utilization of our net-operating loss carry-forwards and temporary (timing) differences with respect to outstanding stock options and restricted stock units.  We have no remaining net operating loss carry-forwards as of September 30, 2017.

Net Income.  As a result of the foregoing, we realized net income of $648,000 or $0.03 per share (basic) and $0.02 per share (diluted) for the three months ended September 30, 2017 compared with net income of $10,832,000 or $0.46 per share (basic) and $0.43 per share (diluted) for the three months ended September 30, 2016.  The decrease in net income of $10,184,000 was primarily due to income associated with revenue of $32,900,000 from Fully-Paid Licenses and license initiation fees related to patent litigation settlements for the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Revenue.  We had revenue of $14,320,000 for the nine months ended September 30, 2017 as compared to revenue of $59,963,000 for the nine months ended September 30, 2016.  The decrease in revenue of $45,643,000 for the nine months ended September 30, 2017 was due primarily to revenue of $33,800,000 for the nine months ended September 30, 2016 from Fully-Paid Licenses and license initiation fees related to litigation settlements and our $17,500,000 settlement of a professional liability claim (see "Legal Proceedings" at page 33 hereof and Note M to our unaudited condensed consolidated financial statements included in this quarterly report). Excluding revenue from Fully-Paid Licenses and license initiation fees related to patent litigation settlements and revenue from our one-time professional liability settlement, revenue for the nine months ended September 30, 2017 increased $2,384,000 or 27.5% compared to the nine months ended September 30, 2016 primarily due to increased revenue from Royalty Bearing Licenses for our Remote Power Patent.

Operating Expenses.  Operating expenses for the nine months ended September 30, 2017 were $7,712,000 as compared to $28,390,000 for the nine months ended September 30, 2016.  The decrease in operating expenses of $20,678,000 was primarily due to a decrease in costs of revenue of $19,844,000 for the nine months ended September 30, 2016 associated with $33,800,000 of revenue from Fully-Paid Licenses and license initiation fees related to patent litigation settlements and our $17,500,000 professional liability settlement.  We had costs of revenue of $4,339,900 and $24,183,000 for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Included in the costs of revenue for nine months ended September 30, 2017 were contingent legal fees and expenses of $3,623,000 and $716,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note I and Note J[1] to our unaudited condensed consolidated financial statements included in this quarterly report).  Included in the costs of revenue for the nine months ended September 30, 2016 were contingent legal fees and expenses of $16,841,000 payable to our patent litigation counsel, $3,996,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement and other contractual payments of $3,345,000 paid to Recognition Interface LLC and others of certain percentages of net proceeds from the monetization of our Mirror Worlds Patent Portfolio (see Note H[2] to our unaudited condensed consolidated financial statements included in this quarterly report).

General and administrative expenses increased by $102,000 from $1,256,000 for the nine months ended September 30, 2016 to $1,358,000 for the nine months ended September 30, 2017, primarily due to increased franchise taxes of $74,000.  Amortization of patents was $150,000 for the nine months ended September 30, 2017 as compared to $760,000 for the nine months ended September 30, 2016 due to the expiration of certain patents during the nine months ended September 30, 2016.  Stock-based compensation expense related to the issuance of restricted stock units was $711,000 for the nine months ended September 30, 2017 as compared to $233,000 for the issuance of restricted stock units and the vesting of stock options for the nine months ended September 30, 2016.  Professional fees and related costs were $1,154,000 for the nine months ended September 30, 2017 as compared to $1,458,000 for the nine months ended September 30, 2016.  Contingent patent cost was $-0- and $500,000 for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Interest Income.  Interest income for the nine months ended September 30, 2017 was $89,000 as compared to interest income of $50,000 for the nine months ended September 30, 2016.

Operating Income. We had operating income of $6,608,000 for the nine months ended September 30, 2017 compared with operating income of $31,573,000 for the nine months ended September 30, 2016.  The decreased operating income of $24,965,000 for the nine months ended September 30, 2017 was primarily due to revenue of $33,800,000 from Fully-Paid Licenses and license initiation fees related to patent litigation settlements and revenue of $17,500,000 from settlement of a professional liability claim.

Current Taxes.  Federal, state and local income taxes of $2,198,000 and $4,198,000 were recorded for the nine months ended September 30, 2017 and September 30, 2016, respectively.  The decrease in such taxes of $2,000,000 for the nine months ended September 30, 2017 was due to taxes associated with taxable income of $22,882,000 for the nine months ended September 30, 2016.

Deferred Tax Expense.  We recorded deferred tax expense of $39,000 and $4,543,000 for the nine months ended September 30, 2017 and September 30, 2016, respectively.  The deferred tax expense of $39,000 for the nine months ended September 30, 2017 relates to temporary (timing) differences with respect to outstanding stock options and restricted stock units.  The deferred tax expenses of $4,543,000 for the nine months ended September 30, 2016 was due to utilization of our net operating loss carry-forwards.  We have no remaining net operating loss carry-forwards as of September 30, 2017.

Net Income.  As a result of the foregoing, we realized net income of $4,460,000 or $0.18 per share (basic) and $0.17 per share (diluted) for the nine months ended September 30, 2017 compared with net income of $22,882,000 or $0.98 per share (basic) and $0.93 per share (diluted) for the nine months ended September 30, 2016.  The decrease in net income of $18,422,000 was primarily due to income associated with revenue for the nine months ended September 30, 2016 of $33,800,000 for Fully-Paid Licenses and license initiation fees related to litigation settlements and the $17,500,000 professional liability settlement.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from revenue from licensing our patents.  At September 30, 2017, our principal sources of liquidity consisted of cash and cash equivalents of $52,265,000 and working capital of $54,101,000.  We believe based on our current cash position and projected licensing revenue from our existing license agreements that we will have sufficient cash to fund our operations for the foreseeable future.

At September 30, 2017, we had royalty receivables of $3,570,000 consisting of $1,803,000 due from Royalty Bearing Licenses, which are typically paid within sixty days of the end of the quarter, and payments due with respect to a Fully-Paid License and a license initiation fee aggregating $1,767,000 due later in 2017.

Working capital increased by $2,686,000 to $54,101,000 at September 30, 2017 as compared to working capital of $51,415,000 at December 31, 2016.  The increase in working capital for the nine months ended September 30, 2017 was primarily due to increases in cash and cash equivalents of $1,347,000 and royalty receivables of $691,000, decreases in accrued payroll of $1,508,000 and accrued contingency fees and related costs of $892,000, offset by an increase in income taxes payable of $930,000 and a decrease in prepaid taxes of $895,000.

Net cash provided by operating activities for the nine months ended September 30, 2017 decreased by $33,203,000 from $37,140,000 for the nine months ended September 30, 2016 to $3,937,000 for the nine months ended September 30, 2017.  The decrease in net cash provided by operating activities for the nine months ended September 30, 2017 compared with the same period in 2016 was primarily due to decreases in net income of $18,422,000, accrued expenses of $6,541,000, deferred taxes of $4,504,000 and income taxes payable of $3,150,000.

Net cash used in investing activities for the nine months ended September 30, 2017 and September 30, 2016 was $50,000 and $4,000, respectively, related to the purchase of patents.

Net cash provided by (used in) financing activities for the nine months ended September 30, 2017 and September 30, 2016 was $(2,540,000) and $15,000, respectively.  The change primarily resulted from the repurchase of our common stock of $1,131,000 and cash dividends of $2,421,000 offset by $1,068,000 of proceeds from the exercise of options and warrants for the nine months ended September 30, 2017.

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

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing  basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.  We believe that the assumptions and estimates associated with revenue recognition, patents, income taxes, and stock-based compensation have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.  There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  See also Note B to our unaudited condensed consolidated financial statements included in this report.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which provides additional implementation guidance on the previously issued ASU 2016-02 Leases (Topic 842).  ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, and requires a lessee to recognize assets and liabilities for leases with a maximum possible term of more than 12 months. A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. Early application is permitted. We do not believe that adoption of this accounting standard will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU No. 2014-09 provides for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance.  The new revenue standard allows for either full retrospective or modified retrospective application.  We are required to adopt the amendments in ASU No. 2014-09 using one of the two acceptable methods.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU No. 2014-09 to annual periods beginning after December 2017, along with an option to permit early adoption as of the original effective date.  In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends the guidance in 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property.  The ASU does not change the core principle of the guidance in Topic 606. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840) and Leases (Topic 842), which provides additional implementation guidance on the previously issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The effective date and transition requirements for the ASUs are the same as the effective date and transition requirements in Topic 606. Public entities should apply the ASUs for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  We intend to adopt ASU 2014-09 on January 1, 2018.  We have elected to apply the modified retrospective method of adoption.  We do not expect the impact of the adoption of the new revenue standard to have a material impact on our consolidated financial statements.  We will continue to evaluate any new license agreements entered into in the future to determine the impact upon adoption.

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

Accounting Standards Adopted in the Period

In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification ("ASC") Topic 718, Compensation - Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Prior to this amendment, excess tax benefits resulting from the difference between the deduction for tax purposes and the compensation costs recognized for financial reporting were not recognized until the deduction reduced taxes payable.  Under the new method we will recognize excess tax benefits in the current accounting period.   Additionally, ASU 2016-09 requires that we present excess tax benefits on the Statement of Cash Flows as an operating activity. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016. We adopted ASU 2016-09 in the first quarter of 2017 and elected to apply this adoption prospectively. Prior periods have not been adjusted. The effective tax rate for the nine months ended September 30, 2017 differed from the federal statutory rate primarily due to the recognition of excess tax benefits as a component of the provision for income taxes attributable to the adoption of ASU 2016-09.

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

(b)   Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2016, we also reached settlement agreements with Alcatel-Lucent USA, Inc. and Alcatel-Lucent Holdings Inc. (collectively, "Alcatel") and ALE, USA, Inc. ("ALE").  Under the terms of the settlement agreements, Alcatel and ALE received a non-exclusive fully paid license for our Remote Power Patent for its remaining life.  The aggregate consideration to be received by us from Alcatel and ALE for the fully-paid license is $4,200,000 of which $1,900,000 has been paid and the balance of $2,300,000 is payable in three equal quarterly payments, two installments of which have been received.

In August 2017, we entered into a settlement agreement with Axis Communications, Inc. and affiliated entities ("Axis").  With respect to the settlement, Axis received a fully-paid license for our Remote Power Patent for its remaining life.

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

On October 16, 2017, the U.S. Bankruptcy Court of the Southern District of New York approved our settlement with Avaya, Inc. ("Avaya").  As part of the settlement, Avaya, which on January 19, 2007 had filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, entered into a non-exclusive license agreement for the full term of our Remote Power Patent.  Under the terms of the license, Avaya paid a lump sum amount for sales of certain designated Power over Ethernet ("PoE") products, and an ongoing royalty  for  other designated PoE products.  In addition, Avaya agreed we shall have an allowed general unsecured claim ("Allowed Claim") in the amount of $40,000,000 relating to all acts occurring on or before January 19, 2017.

Under the Debtors' (Avaya and certain of its affiliates) First Amended Joint Chapter 11 Plan of Reorganization of Avaya Inc. and Its Debtor Affiliates which the Debtors filed with the Bankruptcy Court on August 24, 2017 and the Modified Global Plan Settlement, dated October 11, 2017 (collectively, the "Plan"), the Debtors have estimated that the total amount of general unsecured claims that will ultimately be allowed will total approximately $305,000,000 which, based on the treatment of general unsecured creditors therein, would result in estimated recoveries for the holders of general unsecured claims of approximately 18.9% of their Allowed Claim.  The Debtors have acknowledged in the Plan that depending on its ability to successfully prosecute or otherwise reduce the remaining outstanding claims, the total amount of the general unsecured claims could be substantially higher which would decrease the percentage recoveries to the holders of general unsecured claims, including our unsecured claim.  In such an event, the amount recovered by us under our Allowed Claim could be substantially lower than 18.9%.  A hearing to consider confirmation of the Plan is currently scheduled to commence on November 15, 2017.  There is no assurance that the Bankruptcy Court will confirm the Plan or any other Chapter 11 plan, and no assurance of the recovery for general unsecured claims under either the Plan or any other Chapter 11 plan.

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

On November 1, 2017, we agreed to settle our litigation against defendant Juniper Networks, Inc. ("Juniper").  Under the terms of the settlement, Juniper will pay $13,250,000 to us and receive a fully-paid license for the Remote Power Patent for its remaining life.

On November 13, 2017, a jury in the United States District Court for the Eastern District of Texas, Tyler Division, determined that certain claims of our Remote Power Patent (U.S. Patent No. 6,218,930) are invalid and not infringed by Hewlett-Packard.  The jury verdict of invalidity and non-infringement, or a final judgment based on this verdict, may be determined to relieve some of our licensees of our Remote Power Patent from their obligation to continue to pay royalties to us, including Cisco Systems, Inc., our largest licensee.  Such a determination would have a material adverse effect on our business and results of operations.

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

On November 6, 2015, we entered into a settlement agreement with Microsoft pursuant to which Microsoft (including its customers) received a non-exclusive fully-paid license for our Mirror Worlds Patent Portfolio for its remaining life in consideration of a lump sum payment to us of $4,650,000.  In addition, as customers of Microsoft, the pending litigation was also dismissed against Hewlett-Packard Company, Lenovo Group Ltd., Lenovo, Inc., Dell, Inc., Best Buy Co., Inc., Samsung Electronics of America, Inc. and Samsung Telecommunications America L.L.C.

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

In December 2014, Google filed four petitions to institute Inter Partes Review proceedings (the "IPRs") at the PTAB pertaining to certain patents within our Cox Patent Portfolio.  In each of the IPRs, Google sought to invalidate certain claims of our patents within our Cox Patent Portfolio which have been asserted in our litigations against Google and YouTube pending in the United States District Court for the Southern District of New York as described above.  On June 23, 2015, the PTAB issued an order instituting each of the four IPR petitions for oral hearing.  The consolidated oral hearing was held on March 9, 2016.  On June 20, 2016, the PTAB issued its Final Written Decisions in the four pending IPRs finding eighty-six (86) claims "not unpatentable" (valid) and in total, one hundred nineteen (119) out of one hundred and twenty-nine (129) or 92% of the challenged claims of the patents survived.  None of our asserted claims in the pending litigations against Google and YouTube were found invalid.  On August 18, 2016, Google filed Notices of Appeal to appeal the PTAB's Final Written Decisions on the IPRs to the United States Court of Appeals for the Federal Circuit and oral argument on the appeals (which have been consolidated) is scheduled for December 4, 2017.

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

ITEM 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and trading price of our common stock.  In addition to the risks described below and elsewhere in this quarterly report, and our Annual Report on Form 10-K for the year ended December 31, 2016 (pages 16-26) filed with the Securities and Exchange Commission on March 20, 2017 includes a discussion of our risk factors and should be carefully considered by investors.

The Jury Verdict in the Hewlett-Packard Trial Invalidating Certain Claims of Our Remote Power Patent and Finding Non-Infringement May Have a Material Adverse Effect On Our Business and Results of Operations.

On November 13, 2017, a jury in the United States District Court for the Eastern District of Texas, Tyler Division, determined that certain claims of our Remote Power Patent (U.S. Patent No. 6,218,930) are invalid and not infringed by Hewlett-Packard.  The jury verdict of invalidity and non-infringement, or a final judgment based on this verdict, may be determined to relieve some of our licensees of our Remote Power Patent from their obligation to continue to pay royalties to us, including Cisco Systems, Inc., our largest licensee.  Such a determination would have a material adverse effect on our business and results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Issuances of Unregistered Securities

There were no such issuances during the three months ended September 30, 2017.

Stock Repurchases

On August 22, 2011, we established a share repurchase program ("Share Repurchase Program").  On June 14, 2017, our Board of Directors authorized an extension and increase of the Share Repurchase Program to repurchase up to $5,000,000 of shares of our common stock over the subsequent 12 month period.  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in our discretion.  The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors.  The Share Repurchase Program may be increased, suspended or discontinued at any time.  Since inception of the Share Repurchase Program in August 2011 through September 30, 2017, we have repurchased an aggregate of 7,201,597 shares of our common stock at an aggregate cost of $12,589,253 (exclusive of commissions) or an average per share price of $1.75.  During the three months ended September 30, 2017, we repurchased 39,872 shares of our common stock at an aggregate cost of $149,253 (exclusive of commissions) or an average per share price of $3.74.  At September 30, 2017, the remaining dollar value of shares that may be repurchased under the Share Repurchase Program was $3,875,050.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 31, 2017	-0-	—	—	$ 4,024,303
August 1 to August 31, 2017	25,022	$3.77	25,022	$ 3,929,875
September 1 to September 30, 2017	14,850	$3.69	14,850	$ 3,875,050
Total	39,872	$3.74	39,872
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

NETWORK-1 TECHNOLOGIES, INC.

Date: November 14, 2017	By:	/s/ Corey M. Horowitz
Corey M. Horowitz
Chairman and Chief Executive Officer

Date: November 14, 2017	By:	/s/ David C. Kahn
David C. Kahn
Chief Financial Officer