Form 10-K
period 2017-12-31
NETWORK 1 TECHNOLOGIES INC
filed 2018-04-02
CIK 1065078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________.

Commission File Number:   1-15288

NETWORK-1 TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-3027591
(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification Number)

445 Park Avenue, Suite 912
New York, New York 10022
(Address of Principal Executive Offices)

Registrant's telephone number, including area code:  (212) 829-5770

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $.01 par value	NYSE American

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
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐      No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of June 30, 2017 was $63,118,122.  Shares of voting stock held by each officer and director and by each person, who as of June 30, 2017, may be deemed to have beneficially owned more than 10% of the voting stock have been excluded.  This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

The number of shares outstanding of Registrant's common stock as of March 26, 2018 was 23,749,312.

NETWORK-1 TECHNOLOGIES, INC.
2017 FORM 10-K

TABLE OF CONTENTS

PART I

Forward-looking statements:

THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS ABOUT FUTURE EVENTS AND EXPECTATIONS WHICH ARE "FORWARD-LOOKING STATEMENTS". ANY STATEMENT IN THIS 10-K THAT IS NOT A STATEMENT OF HISTORICAL FACT MAY BE DEEMED TO BE A FORWARD-LOOKING STATEMENT. FORWARD-LOOKING STATEMENTS PROVIDE CURRENT EXPECTATIONS OF FUTURE EVENTS BASED ON CERTAIN ASSUMPTIONS AND INCLUDE ANY STATEMENT THAT DOES NOT DIRECTLY RELATE TO ANY HISTORICAL OR CURRENT FACT.  STATEMENTS CONTAINING SUCH WORDS AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "INTEND," "COULD," "ESTIMATE," "CONTINUE" OR "PLAN" AND SIMILAR EXPRESSIONS OR VARIATIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS REFLECT THE CURRENT RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATED TO VARIOUS FACTORS IN THIS REPORT AND IN OTHER FILINGS MADE BY US WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC"). BASED UPON CHANGING CONDITIONS, SHOULD ANY ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, INCLUDING THOSE DISCUSSED AS "RISK FACTORS" IN ITEM 1A AND ELSEWHERE IN THIS REPORT, OR SHOULD ANY OF OUR UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY  VARY  MATERIALLY FROM THOSE DESCRIBED IN THIS REPORT.  WE UNDERTAKE NO OBLIGATION TO UPDATE, AND WE DO NOT HAVE A POLICY OF UPDATING OR REVISING THESE FORWARD-LOOKING STATEMENTS.  READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE THE STATEMENT WAS MADE. UNLESS THE CONTEXT OTHERWISE REQUIRES, THE TERMS "NETWORK-1," "COMPANY," "WE," "OUR," "US" MEAN NETWORK-1 TECHNOLOGIES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY, MIRROR WORLDS TECHNOLOGIES, LLC.

ITEM 1. BUSINESS

Overview

Our principal business is the development, licensing and protection of our intellectual property assets.  We presently own fifty-one (51) patents including (i) our remote power patent ("Remote Power Patent") covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) our Mirror Worlds patent portfolio (the "Mirror Worlds Patent Portfolio") relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) our Cox patent portfolio (the "Cox Patent Portfolio") relating to enabling technology for identifying media content on the Internet and taking further action to be performed based on such identification; (iv) our M2M/IoT patent portfolio (the "M2M/IoT Patent Portfolio") relating to, among other things, enabling technology for authenticating and using embedded sim cards in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers; and (v) the QoS patents (the "QoS Patents") covering systems and methods for the transmission of audio, video and data in order to achieve high quality of service (QoS) over computer and telephony networks. In addition, we continually review opportunities to acquire or license additional intellectual property.

We have been actively engaged in the licensing of our Remote Power Patent (U.S. Patent No. 6,218,930).  As of March 15, 2018, we have entered into twenty-seven (27) license  agreements with respect to our Remote Power Patent  which, among others, include license agreements with Cisco Systems, Inc., Dell Inc., Extreme Networks, Inc., Netgear, Inc., Microsemi Corporation, Motorola Solutions, Inc., NEC Corporation, Samsung Electronics Co., Ltd, Huawei Technologies Co., Ltd., ShoreTel, Inc., Juniper Networks, Inc., Polycom, Inc. and Avaya, Inc. (see Notes I[1] and I[2] to our consolidated financial statements included in this Annual Report).  We have also entered into license agreements with Apple Inc. and Microsoft Corporation with respect to our Mirror Worlds Patent Portfolio (see Note I[4] to our consolidated financial statements included in this Annual Report).  Our current strategy includes continuing our licensing efforts with respect to our intellectual property assets.  In addition, we continue to seek to acquire additional intellectual property assets to develop, commercialize, license or otherwise monetize.  Our strategy includes working with inventors and patent owners to assist in the development and monetization of their patented technologies. We may also enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.  The form of such relationships may differ depending upon the opportunity and may include, among other things, a strategic investment in such third party, the provision of financing to such third party or the formation of a joint venture with such third party or others for the purpose of monetizing their intellectual property assets.

Our acquisition strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as we have achieved with respect to our Remote Power Patent and Mirror Worlds Patent Portfolio.  Our Remote Power Patent has generated licensing revenue in excess of $121,000,000 from May 2007 through December 31, 2017.  As a result of our acquisition of Mirror Worlds Patent Portfolio in May 2013, we have received licensing and other revenue of $47,150,000 through December 31, 2017.

At December 31, 2017, we had cash and cash equivalents of $53,101,000 and working capital of $52,056,000.  We believe based on our current cash position that we will have sufficient cash to fund our operations for the foreseeable future.  Based on our cash position, we continually review opportunities to acquire additional intellectual property as well as evaluate other strategic alternatives.

On November 13, 2017, a jury empaneled in the United States District Court for the Eastern District of Texas found that certain claims of our Remote Power Patent were invalid and not infringed by Hewlett-Packard (the "HP Jury Verdict").  We have  depended on our Remote Power Patent for a significant portion of our revenue.  In addition, we have been entirely dependent upon royalty bearing licenses for our Remote Power Patent for our recurring revenue.  If the District Court enters an order confirming the HP Jury Verdict and finding certain claims of our Remote Power Patent obvious (invalid) and either (i) we are unable to reverse the District Court order on appeal, or (ii) there is an arbitration ruling that the District Court order relieves the obligation of certain of our licensees including Cisco Systems, Inc., our largest licensee, to continue to pay us royalties and the District Court order is not subsequently reversed on appeal, our business, results of operations and cash-flow will be materially adversely effected  (see "Risk Factors" at pages 15 – 18 hereof), "Management's Discussion and Analysis of Financial Condition and Results of Operations" at page 36 and "Legal Proceedings" at page 29 of this Annual Report).

In addition to litigation involving our Remote Power Patent, we also have pending litigation involving our assertion of infringement claims concerning certain patents within our Cox Patent Portfolio and Mirror Worlds Patent Portfolio (see "Legal Proceedings" at pages 30 – 32 of this Annual Report).

Our Patents

Our intellectual property currently consists of fifty-one (51) patents. as follows:

Remote Power Patent

A Patent (U.S. Patent No. 6,218,930) covering the delivery of power over Ethernet cables for the purpose of remotely powering network devices such as wireless access ports, IP phones and network based cameras.  Our Remote Power Patent expires in March 2020.  We currently have twenty-seven (27) license agreements with respect to our Remote Power Patent which, among others, include license agreements with Cisco Systems, Inc. Dell Inc., Extreme Networks, Inc., Netgear, Inc., Microsemi Corporation, Motorola Solutions, Inc., NEC Corporation, Samsung Electronics Co., Ltd, Huawei Technologies Co., Ltd, ShoreTel, Inc., Juniper Networks, Inc., Polycom, Inc. and Avaya, Inc.

Mirror Worlds Patent Portfolio

Our Mirror Worlds Patent Portfolio covers foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system.  The expiration dates of the ten (10) issued patents within our Mirror Worlds Patent Portfolio range from April 2018 to February 2020.  Eight patents within our Mirror Worlds Patent Portfolio expired as of September 28, 2017 including U.S. Patent No. 6,006,227 (the "'227 Patent") and U.S. Patent No. 8,255,439 which are asserted in our litigation against Facebook, Inc. and our 227 Patent was also asserted in litigation against Apple Inc. and Microsoft Corporation which were settled (see "Legal Proceedings" at page 30 hereof).

Cox Patent Portfolio

Our Cox Patent Portfolio relates to identification of media content on the Internet and taking further action to be performed on such identification.  The expiration dates of our twenty-three (23) issued patents currently within the Cox Patent Portfolio range from September 2021 to November 2023. We currently have six pending patent applications with the USPTO relating to the Cox Patent Portfolio.  We have pending litigation against Google Inc. and YouTube, LLC involving assertion of certain patents within our Cox Patent Portfolio (see "Legal Proceedings" at pages 31-32 hereof.

M2M/IoT Patent Portfolio

Our M2M/IoT Patent Portfolio relates to among other things, enabling technology for authenticating and using embedded SIM cards in next generation IoT, Machine-to-Machine and other mobile devices including smartphones, tablets and computers.  We acquired this patent portfolio in December 2017.  The expiration dates of the twelve (12) issued patents currently within our M2M/IoT Patent Portfolio range from January 2034 to May 2034.

QoS Patents

Our QoS Patents cover systems and methods for transmission of audio, video and data in order to achieve high quality service (QoS) over computer and telephony networks.  The expiration date for the patents within the QoS family of patents is June 2019. In August 2008, we were issued European Patent No.1086556 titled "Integrated Voice and Data Communications over a Local Area Network" which covers the same technology as covered by our QoS Patents.   The patent has issued in France, Germany, Spain, the United Kingdom, Ireland and Canada.

Our future success is largely dependent upon our ability to protect our intellectual property assets, including our ability to overturn the jury verdict rendered in our trial with Hewlett-Packard which found that certain claims of our Remote Power Patent were invalid and not infringed (see "Risk Factors" at page 15 hereof and "Legal Proceedings" at page 29 hereof), and to continue to receive royalties from existing license agreements for our Remote Power Patent, consummate license agreements with respect to our intellectual property assets as well as our ability to acquire additional intellectual property assets or enter into strategic relationships with third parties to license or otherwise monetize their intellectual property.  The complexity of patent law and the inherent risk and uncertainty of litigation creates risks that our efforts to protect our intellectual property assets, or those of our strategic partners, may not be successful.  We may not be able to uphold our intellectual property assets, including that we may not be successful in overturning the adverse jury verdict in our trial with Hewlett-Packard involving our Remote Power Patent, or that third parties will not invalidate our other intellectual property assets. In addition, we may not be able to (i) acquire additional intellectual property assets or successfully license such assets or (ii) successfully enter into strategic relationships with third parties to license or otherwise monetize their intellectual property (see "Risk Factors" pages 15–27 of this Annual Report).

Remote Power Patent- Market Overview

Our Remote Power Patent (U.S. Patent No. 6,218,930) relates to several technologies which describe a methodology for controlling the delivery of power to certain devices over an Ethernet network.

The Institute of Electrical and Electronic Engineers (IEEE) is a non-profit, technical professional association of more than 420,000 members.  The Standards Association of the IEEE is responsible for the creation of global industry standards for a broad range of technology industries.  In 2000, at the urging of several industry vendors, the IEEE formed a task force to facilitate the adoption of a standardized methodology for the delivery of remote power over Ethernet networks which would ensure interoperability among vendors of switches and terminal devices. On June 13, 2003, the IEEE Standards Association approved the 802.3af Power over Ethernet standard (the "Standard"), which covers technologies deployed in delivering power over Ethernet networks. The Standard provides for the Power Sourcing Equipment (PSE) to be deployed in switches or as standalone midspan hubs to provide power to remote devices such as wireless access points, IP phones and network-based cameras. The technology is commonly referred to as Power over Ethernet ("PoE").   In 2009, the IEEE Standards Association approved 802.3 at, a new PoE standard which, among other things, increased the available power for delivery over Ethernet networks.   We believe that our Remote Power Patent covers several of the key technologies covered by both the 802.3af and 802.3at standards.

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

Mirror Worlds Patent Portfolio - Patents Covering Document Stream Operating Systems

On May 21, 2013, Mirror Worlds Technologies, LLC, our wholly-owned subsidiary, acquired all of the patents previously owned by Mirror Worlds, LLC (which subsequently changed its name to Looking Glass LLC), consisting of nine issued United States patents and five pending applications (one of which was issued in November 2013) covering foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system. As consideration for the acquisition of the Mirror Worlds Patent Portfolio, we paid Mirror Worlds, LLC $3,000,000 in cash and issued 5-year warrants to purchase an aggregate of 1,750,000 shares of our common stock (875,000 shares of our common stock at an exercise price of $1.40 per share and 875,000 shares of our common stock at an exercise price of $2.10 per share).

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

As part of the acquisition of the Mirror Worlds Patent Portfolio, we also entered into an agreement with Recognition Interface, LLC ("Recognition"), an entity that financed the commercialization of the Mirror Worlds patent portfolio prior to its sale to Mirror Worlds, LLC and also retained an interest in the licensing proceeds of the Mirror Worlds patent portfolio. Pursuant to the terms of the agreement with us, Recognition received (i) 5-year warrants to purchase 250,000 shares of our common stock at an exercise price of $1.40 per share, and (ii) 5-year warrants to purchase 250,000 shares of our common stock at an exercise price of $2.10 per share.  In addition, we issued to an affiliate of Recognition 5-year warrants to purchase 750,000 shares of our common stock at exercise prices ranging from $1.40 per share to $2.10 per share.

Recognition also receives from us an interest in the net proceeds realized from our monetization of the Mirror Worlds Patent Portfolio as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; and (iii) 20% of any portion of the net proceeds in excess of $250 million.  During the year ended December 31, 2017 and December 31, 2016, Recognition received from us $-0- and $2,909,000, respectively, with respect to their interest in the net proceeds realized from the monetization of our Mirror Worlds Patent Portfolio.

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

The Cox Patent Portfolio, currently consisting of twenty-three (23) patents, relates to enabling technology for identifying media content on the Internet, such as audio and video, and taking further action to be performed based on such identification.  The patents within our Cox Patent Portfolio are based on a patent application filed in 2000 and have patent terms extending into 2023.  Since the acquisition of the Cox Patent Portfolio in February 2013, we have filed twenty-four (24) additional patent applications, eighteen (18) of which have been issued and six of which are pending) relating to the Cox Patent Portfolio. The claims in these eighteen (18) additional issued patents are generally directed towards systems of content identification and performing actions following therefrom.

There has been significant growth in the uploading of media content to the Internet over the past decade.  We plan on further developing the technology with Dr. Cox and pursuing licensing opportunities for these technologies.

Dr. Cox is currently a Professor at the University of Copenhagen and University College London where he is head of its Media Futures Group.  Dr. Cox was formerly a member of the Technical Staff at AT&T Bell Labs and a Fellow at NEC Research Institute. He is a Fellow of the ACM, IEEE, the IET (formerly lEE), and the British Computer Society and is a member of the UK Computing Research Committee. He was founding co-editor in chief of the lEE Proc. on Information Security and was an associate editor of the IEEE Trans. on Information Forensics and Security. He is co-author of a book entitled "Digital Watermarking" and its second edition "Digital Watermarking and Steganography". He is an inventor on forty-six (46) United States Patents.

M2M/IoT Patent Portfolio – Patents Related to Internet of Things and Machine-to-Machine Industries

On December 29, 2017, we acquired from M2M and IoT Technologies, LLC ("M2M") twelve (12) issued United States patents relating to, among other things, the enabling technology for authenticating and using embedded SIM cards in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers as well as automobiles and drones (the "M2M/IoT Patent Portfolio").  We paid $1,000,000 to acquire the M2M patents and have an obligation to pay M2M 14% of the first $100 million of net proceeds (after deduction of expenses) and 5% of net proceeds greater than $100 million from Monetization Activities (as defined) related to our M2M/IoT Patent Portfolio.  In addition, M2M will be entitled to receive from us $250,000 of additional consideration upon the occurrence of certain future events related to the patent portfolio.

In addition to the granted United States patents, our M2M/IoT Patent Portfolio also includes seven pending United States patent applications and nine pending International patent applications.  The patents are based on a series of patent applications filed as early as 2013 and have patent terms extending into 2033.  We anticipate continuing to prosecute the pending patent applications and plan on filing several new patent applications with the United States Patent and Trademark Office based on the inventions contemplated by the original patent filings.

John Nix, the Managing Member of M2M, provides consulting services to us with respect to our M2M/IoT Patent Portfolio.  Mr. Nix is an entrepreneur and inventor, and CEO of Vobal Technologies, LLC.  In 2016, Mr. Nix was recognized as "Creator of the Year" by the Intellectual Property Law Association of Chicago for his intellectual property related to embedded SIM technology.

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

Network-1 Strategy

Our strategy is to capitalize on our intellectual property assets by entering into licensing arrangements with third parties including manufacturers and users that utilize our intellectual property's proprietary technologies as well as any additional proprietary technologies covered by patents which may be acquired by us in the future. Our current acquisition strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as has been the case with our Remote Power Patent and Mirror Worlds Patent Portfolio.  Our Remote Power Patent has generated licensing revenue in excess of $121,000,000 from May 2007 through December 31, 2017.  As a result of acquisition of our Mirror Worlds Patent Portfolio in May 2013, we have received licensing and other revenue of $47,150,000 through December 31, 2017.  In addition, we may enter into third party strategic relationships with inventors and patent owners to assist in the development and monetization of their patent technologies.

In connection with our activities relating to the protection of our intellectual property assets, or the intellectual property assets of third parties with whom we have strategic relationships in the future, it may be necessary to assert patent infringement claims against third parties whom we believe are infringing our patents or those of our strategic partners. We are currently involved in several litigations to protect our patents including our Remote Power Patent, certain patents within our Cox Patent Portfolio and our Mirror Worlds Patent Portfolio (see "Legal Proceedings" at pages 27-32 hereof). We have in the past successfully asserted litigation with respect to our Remote Power Patent and our Mirror Worlds Patent Portfolio and have also been successful in defending proceedings at the USPTO challenging the validity of our Remote Power Patent and certain patents within our Cox Patent Portfolio (see "Legal Proceedings" at pages 30-32 of this Annual Report).

Licensing - Remote Power Patent

To date we have entered into twenty-seven (27) license agreements with respect to our Remote Power Patent.  Seventeen (17) of our twenty-seven (27) license agreements are royalty bearing (payable either on a quarterly or monthly basis) for the life of the Remote Power Patent (March 2020).  Licensees of our Remote Power Patent include major data network equipment manufacturers and others as follows:

•	Cisco Systems, Inc.*	•	Motorola Solutions, Inc.*
•	Microsemi Corporation*	•	NEC Corporation*
•	Dell, Inc.*	•	Polycom, Inc.*
•	Extreme Networks, Inc.*	•	Adtran, Inc.
•	Samsung Electronics Co., Ltd	•	Huawei Technologies Co., Ltd.
•	Netgear, Inc.*	•	Allied Telesis, Inc.*
•	Transition Networks, Inc.*	•	Enterasys Networks, Inc.
•	GarretCom,Inc.*	•	Foundry Networks, Inc.
•	Shoretel,Inc.*	•	SEH Technology, Inc.*
•	D-Link Corporation and D-Link Systems, Inc.*	•	Buffalo Technology (USA), Inc.*
•	BRG Precision Products, Inc.*	•	Sony Corporation
•	Alcatel-Lucent USA/Alcatel-Lucent Holdings, Inc.	•	ALE USA Inc.
•	Axis Communications, Inc.	•	Avaya, Inc.*
•	Juniper Networks, Inc.

__________________________

*Indicates license agreement provides for payment by licensee of ongoing royalties on a quarterly or monthly basis based on its sales of PoE products subject to certain conditions.

Cisco License Agreement and July 2010 Settlement

In July 2010, we settled our patent litigation pending in the United States District Court for the Eastern District of Texas, Tyler Division, against Adtran, Inc, Cisco Systems, Inc. and Cisco-Linksys, LLC, (collectively, "Cisco"), Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., and 3Com Corporation, Inc.  As part of the settlement, Adtran, Cisco, Enterasys, Extreme

Networks and Foundry Networks each entered into a settlement agreement with us and entered into non-exclusive licenses for our Remote Power Patent (the "Licensed Defendants").  Under the terms of the licenses, the Licensed Defendants paid us aggregate payments of approximately $32 million upon settlement and also agreed to license our Remote Power Patent for its full term, which expires in March 2020. In accordance with our Settlement and License Agreement, dated May 25, 2011 (the "Agreement"), Cisco is obligated to pay us royalties (which began in the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments per year of $9 million per year beginning in 2016 ($8 million through 2015) for the remaining term of the patent (March 2020). The actual royalty amounts received may be less than the cap stated above.  The royalty payments are subject to certain conditions including that there is no "Adverse Ruling" (as defined in the Agreement) involving our Remote Power Patent (see below - "The Impact of the Jury Verdict in our Hewlett-Packard Trial").  Under the terms of the Agreement, if we grant other licenses with lower royalty rates to third parties (as defined in the Agreement), Cisco shall be entitled to the benefit of the lower royalty rates provided it agrees to the material terms of such other license.   Due to our annual royalty rate structure with Cisco which includes declining rates as the volume of PoE product sales increase during the year, royalties from Cisco have been highest in the first quarter of the calendar year and decline for each of the remaining calendar quarters of the year. Under the terms of the Agreement, we have certain obligations to Cisco and if we materially breach such terms, Cisco will be entitled to stop paying royalties to us. This would have a material adverse effect on our business, financial condition and results of operations.

The Impact of the Jury Verdict in our Hewlett-Packard Trial

On November 13, 2017, a jury empaneled in our litigation against Hewlett-Packard in the United States District Court for the Eastern District of Texas found that certain claims of our Remote Power Patent are invalid and not infringed by Hewlett-Packard (the "HP Jury Verdict").  On February 2, 2018, we moved to throw out the HP Jury Verdict and have the Court determine that certain claims of our Remote Power Patent are not obvious (invalid) as a matter of law by filing a motion for judgment as a matter of law on validity and motions for a new trial on validity and infringement.  A hearing on our motions is currently scheduled for May 14, 2018.  Our seventeen (17) licensees with royalty bearing licenses are obligated to pay us ongoing royalties on a quarterly or monthly basis for the life of our Remote Power Patent (through March 2020), subject to certain conditions. These conditions include the continued validity of certain claims of our Remote Power Patent or a finding that a third party's PoE products are found not to infringe our Remote Power Patent and such finding applies to our licensee's licensed products.  As a result of the HP Jury Verdict, several of the largest licensees of our Remote Power Patent, including Cisco, Dell, and Netgear, have advised us that they will no longer pay us ongoing royalties pursuant to their license agreements.  We disagree with the positions taken by such licensees because, among other reasons, the jury verdict is not an order of the District Court and may be thrown out as a result of motion practice in the District Court.  If we are unable to reach a satisfactory resolution of the issue with such licensees, we intend to pursue arbitration.  We may not prevail in arbitration.  If the District Court subsequently enters an order confirming the HP Jury Verdict and finding certain claims of our Remote Power Patent obvious (invalid) and we are unable to overturn such order on appeal to the Federal Circuit, certain of our licensees will not be obligated to pay us ongoing royalties and other licensees including Cisco, our largest licensee, will likely continue not to pay us ongoing royalties unless there is an arbitration ruling that the District Court order does not affect the obligations of such licensees (including Cisco) to continue to pay us royalties.  In such an event, our business, results of operations and cash-flow will be materially adversely effected.

If we are successful in our efforts (i) to throw out the HP Jury Verdict in the District Court, (ii) to overturn the jury verdict on appeal if the District Court confirms the jury verdict and finding certain claims of our Remote Power Patent obvious (invalid), or (iii) there is an arbitration ruling that the District Court order does not affect the obligations of certain of our licensees (including Cisco) to continue to pay us royalties and the order is not overturned on appeal, licensees will be obligated to pay us ongoing royalties and all prior royalties that were not previously paid following the HP Jury Verdict in November 2017.

Licensing – Mirror Worlds Patent Portfolio

We have entered into fully paid non-exclusive license agreements with respect to our Mirror Worlds Patent Portfolio with Apple Inc. and Microsoft Corporation pursuant to which we have received aggregate licensing revenue of $29,650,000 since the acquisition of the Mirror Worlds Patent Portfolio in May 2013.

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

On November 6, 2015, we entered into a settlement with Microsoft with respect to litigation pending in the United States District Court for the Eastern District of Texas for infringement of our '227 Patent.  Under the terms of the settlement, Microsoft (including its customers) received a fully paid non-exclusive license to our Mirror Worlds Patent Portfolio for the remaining life of its patents in consideration for a lump sum payment of $4,650,000 to us.  In addition, as customers of Microsoft the pending litigation was also dismissed against Hewlett-Packard Corporation, Lenovo Group, Ltd, Lenovo (United States), Inc., Dell Inc., Best Buy Co., Inc., Samsung Electronics of America, Inc. and Samsung Telecommunications America, LLC.

Significant Licensees

For the year ended December 31, 2017, three licensees constituted an aggregate of 67% of our revenue including Cisco Systems, Inc.  ("Cisco") (43%), ALE USA Inc. (14%) and Avaya, Inc. (10%).  For the year ended December 31, 2017, Cisco constituted 58% of our recurring revenue from royalty bearing license agreements and Dell, Inc. constituted 12% of such recurring revenue.  For the year ended December 31, 2016, Apple, Inc. accounted for 53% of our revenue, Cisco accounted for 17% of our revenue and Dell, Inc. accounted for 13% of our revenue.  For the year ended December 31, 2016, Cisco constituted 76% of our recurring royalty revenue from royalty bearing license agreements.  It is anticipated that one or a few of our licensees will continue to constitute a significant portion of our revenue for the foreseeable future.

Legal Representation – Contingency Fees/Patent Litigation

Russ, August & Kabat provides legal services to us with respect to our pending patent litigation filed in May 2017 against Facebook, Inc. in the United States District Court for the Southern District of New York relating to several patents within our Mirror Worlds Patent Portfolio (see Note G[1] to our consolidated financial statements included in this Annual Report).  The terms of our agreement with Russ, August & Kabat provide for cash payments on a monthly basis subject to a cap plus a contingency fee ranging between 15% and 24% of the net recovery (after deduction of expenses) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved.  We are responsible for all of the expenses incurred with respect to this litigation.

Russ, August & Kabat also provides legal services to us with respect to our pending patent litigations filed in April 2014 and December 2014 against Google Inc. and YouTube LLC in the United States District Court for the Southern District of New York relating to certain patents within our Cox Patent Portfolio (see "Note G[2] to our consolidated financial statements included in this Annual Report). The terms of our agreement with Russ, August & Kabat provide for legal fees on a full contingency basis ranging from 15% to 30% of the net recovery (after deduction of expenses) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved.  We are responsible for all of the expenses incurred with respect to this litigation.

Dovel & Luner, LLP provides legal services to us with respect to our pending patent litigation originally filed in September 2011 against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, relating to our Remote Power Patent (see Note G[1] to our consolidated financial statements included in this Annual Report).   We achieved settlements with fifteen(15) or the original sixteen (16) defendants.  The terms of our agreement with Dovel & Luner LLP essentially provide for legal fees on a full contingency basis ranging from 12.5% to 35% of the net recovery (after deduction for expenses) depending on the stage of the proceeding in which a result (settlement or judgment) is achieved.  We are responsible for a certain portion of the expenses incurred with respect to the litigation.   During the year ended December 31, 2017 and December 31, 2016, we incurred legal fees and expenses of $2,954,000 and $4,626,000, respectively, to Dovel & Luner LLP with respect to this matter.

Dovel & Luner, LLP also provided legal services to us with respect to our litigation settled in July 2010 against Cisco and several other major data networking equipment manufacturers relating to our Remote Power Patent (see Note G[1] to our consolidated financial statements included in this Annual Report).  The terms of our agreement with Dovel & Luner, LLP provided for us to pay legal fees of up to a maximum aggregate cash payment of $1.5 million plus a contingency fee of up to 24% (based on the settlement being achieved at the trial stage). Accordingly, we have a continuing obligation to pay Dovel & Luner LLP a contingency fee of 24% with respect to the ongoing royalties we receive from Cisco.  During the year ended December 31, 2017 and December 31, 2016, we incurred total contingency fees and expenses of $1,801,000 and $2,117,000, respectively, to Dovel & Luner, LLP with respect to this matter.

Competition

With respect to our ability to acquire additional intellectual property assets or enter into strategic relationships with third parties to monetize their intellectual property assets, we face considerable competition from other companies, many of which have significantly greater financial and other resources than we have. The patent licensing and enforcement industry has grown over the past several years and there has been a material increase in the number of companies seeking to acquire intellectual property assets from third parties or to provide financing to third parties seeking to monetize their intellectual property. Entities including, among others, Acacia Research Corporation (NASDAQ:ACTG), Intellectual Ventures, Quarterhill Inc. (NASDAQ:QTRH), formerly Wi-Lan, VirnetX Holdings Corp. (NYSE MKT:VHC), and RPX Corporation (NASDAQ:RPXC), seek to acquire intellectual property or partner with third parties to license or enforce intellectual property rights. In addition, we also compete with strategic corporate buyers with respect to the acquisition of intellectual property assets.  It is expected that others will enter this market as well. Many of these competitors have significantly greater financial and human resources than us.

We may also compete with litigation funding firms such as Burford Capital Limited, Fortress Investment Group, Parabellum Capital LLC and Bentham Capital LLC, venture capital firms and hedge funds for intellectual property acquisitions and licensing opportunities.   Many of these competitors also have greater financial resources and human resources than us.

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

Available Information

We file or furnish various reports, such as registration statements, quarterly and current reports, proxy statements and other materials with the SEC. Our Internet website address is www.network-1.com. You may obtain, free of charge on our Internet website, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information we post on our website is intended for reference purposes only; none of the information posted on our website is part of this Annual Report or incorporated by reference herein.

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

Employees and Consultants

As of March 15, 2018, we had three employees and two consultants providing monthly services to us.

ITEM 1A. RISK FACTORS

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. The following highlights some of the factors that have affected, and in the future could affect, our operations.

Risks Related to our Business

We may not continue to receive royalties from our licensees for our Remote Power Patent which would have a material adverse effect on our business, results of operations and cash-flow.

On November 13, 2017, a jury empaneled in our patent infringement litigation in the United States District Court for the Eastern District of Texas found that certain claims of our Remote Power Patent are invalid and not infringed by Hewlett-Packard (the "HP Jury Verdict").  On February 2, 2018, we moved to throw out the HP Jury Verdict and have the Court determine that certain claims of our Remote Power Patent are not obvious (invalid) as a matter of law by filing motions for judgment as a matter of law on validity and a new trial on validity and infringement.  A hearing on our motions is currently scheduled for May 14, 2018.  For the year ended December 31, 2017 and December 31, 2016, we achieved recurring royalty revenue of $12,053,000 and $10,788,000, respectively, from royalty bearing license agreements for our Remote Power Patent. We currently have royalty bearing license agreements for our Remote Power Patent with seventeen (17) licensees including, among others, Cisco Systems, Inc., Dell Inc., Netgear, Inc., Microsemi Corporation, Motorola Solutions, Inc., NEC Corporation, ShoreTel Inc., Polycom, Inc. and Avaya, Inc., pursuant to which such licensees are obligated to pay us ongoing royalties on a quarterly or monthly basis for the life of our Remote Power Patent (through March 2020), subject to certain conditions including the continued validity of certain claims of our Remote Power Patent or a finding that a third party's PoE products are found not to infringe our Remote Power Patent and such finding applies to our licensee's licensed products.

As a result of the HP Jury Verdict, several of our largest licensees of our Remote Power Patent, including Cisco, Dell, and Netgear, have advised us that they will no longer pay us ongoing royalties pursuant to their license agreements.  We disagree with the positions taken by such licensees because, among other reasons, the HP Jury Verdict is not an order of the District Court and is subject to motion practice in the District Court.  If we are unable to achieve a satisfactory resolution of the issue with such licensees, we intend to pursue arbitration.  We may not prevail in arbitration.  If the District Court subsequently issues an order confirming the HP Jury Verdict and finding certain claims of our Remote Power Patent obvious (invalid), and we are unable to overturn such order on appeal to the United States Court of Appeals for the Federal Circuit, certain of our licensees will not be obligated to pay us ongoing royalties and other licensees including Cisco, our largest licensee, will likely continue not to pay us royalties unless there is an arbitration ruling that the District Court order does not affect the obligation of such licensees (including Cisco) to continue to pay us royalties. In such event, our business, results of operations and cash-flow will be materially adversely effected.

The HP Jury Verdict has had a material adverse effect on our results of operations and cash-flow and may continue to do so in the future.

The HP Jury Verdict rendered on November 13, 2017 had a material adverse effect on our results of operations and cash-flow for the quarter ended December 31, 2017 and may continue to do so in the future.  Several of our largest licensees, Cisco, Dell and Netgear, constituting 69% of our revenue from royalty bearing licenses for the year ended December 31, 2017, have advised us that as a result of the HP Jury Verdict they will no longer pay us ongoing royalties pursuant to their license agreements with us.  While we believe such licensees remain obligated to pay us ongoing royalties for, among other reasons, the HP Jury Verdict by itself is not an order of the District Court and may be thrown out as a result of motion practice in the District Court, our position may not prevail.  If such licensees continue not to pay us royalties our results of operations and cash-flow will be materially adversely effected until, if and when, we are successful in our efforts to throw out the jury verdict in the District Court, we reverse the District Court order on appeal if the District Court confirms the jury verdict and finding certain claims of our Remote Power Patent obvious (invalid), or there is an arbitration ruling that the jury verdict, or the District Court order if entered confirming the jury verdict and finding certain claims of our Remote Power Patent obvious (invalid), does not affect the obligations of certain of our licensees to continue to pay us royalties.

Our continued revenue stream is uncertain.

If we are unsuccessful in throwing out the HP Jury Verdict in the United States District Court for the Eastern District of Texas or reversing the District Court order on appeal to the United States Court of Appeals for the Federal Circuit, certain of our licensees will not be obligated to pay us ongoing royalties through March 2020 (the expiration of our Remote Power Patent) and other licensees including Cisco, our largest licensee, will likely continue not to pay us ongoing royalties pursuant to their license agreements unless there is an arbitration ruling that the District Court order does not affect the obligations of such licensees (including Cisco) to continue to pay us royalties.  Accordingly, we may not receive material royalty revenue from our royalty bearing licenses.  We have been dependent on royalties from licensing our Remote Power Patent for our recurring quarterly revenue.  Such recurring revenue from royalty bearing licenses for our Remote Power Patent for the year ended December 31, 2017 and December 31, 2016 was $12,053,000 and $10,788,000, respectively.  Without recurring revenue from our Remote Power Patent, our revenue will be dependent upon litigation outcomes involving our Cox Patent Portfolio, Mirror Worlds Patent Portfolio and our ability to monetize our recently acquired M2M/IoT Patent Portfolio or new patents to be acquired in the future.  We currently have two pending litigations against Google and YouTube involving patents within our Cox Patent Portfolio and a litigation against Facebook, Inc. involving certain patents within our Mirror Worlds Patent Portfolio (see "Legal Proceedings" at pages 30-32 hereof).  Patent litigation is inherently risky and the outcome is uncertain.  Accordingly, our future revenue stream is uncertain.

Our success is dependent upon our ability to protect our patents.

Our success is substantially dependent upon our proprietary technologies and our ability to protect our intellectual property rights. We currently own fifty-one (51) patents that relate to various technologies including our Remote Power Patent, Mirror Worlds Patent Portfolio, Cox Patent Portfolio and our M2M/IoT Patent Portfolio.  We have successfully defended several challenges to certain claims of our Remote Power Patent and our Cox Patent Portfolio at the USPTO (see "Legal Proceedings" at pages 27-32 hereof).  However, in November 2017, a jury in our Hewlett-Packard trial, in the United States District Court, Eastern District of Texas, found that certain claims of our Remote Power Patent are invalid and not infringed by Hewlett-Packard.  On February 2, 2018, in an effort to throw out the jury award, we made motions for judgment as a matter of law and for a new trial on validity and infringement (see "Legal Proceedings" at page 29 hereof).  In addition, certain patents within our Cox Patent Portfolio and Mirror Worlds Patent Portfolio are currently being challenged in patent infringement litigation pending in the courts (see "Legal Proceedings" at pages 30-32 of this Annual Report).  The uncertainty of the outcome of litigation create risk that our efforts to protect our intellectual property assets may not be successful. We cannot assure you that our efforts to overturn the jury verdict in our trial with Hewlett-Packard involving our Remote Power Patent will be successful or that third parties will not invalidate claims of our other patent assets.  If our intellectual property assets are not upheld, particularly our Remote Power Patent, such an event may have a material adverse effect on our business and results of operations.

We have been dependent upon our Remote Power Patent for a significant portion of our revenue and profit and the patent expires in March 2020.

Our Remote Power Patent has generated licensing revenue in excess of $121,000,000 from May 2007 through December 31, 2017.  Revenue for the year ended December 31, 2017 and December 31, 2016 from royalty bearing license agreements for our Remote Power Patent constituted $16,451,000 (100% of our revenue) and $22,588,000 (34.7% of our revenue), respectively.  If the HP Jury Verdict is upheld by the District Court, the District Court determines that certain claims of our Remote Power Patent are obvious, and these decisions are upheld on appeal to the Federal Circuit, certain of our licensees will no longer be obligated to pay us ongoing royalties and other licensees including Cisco, our largest licensee, will likely continue not to pay us ongoing royalties unless there is an arbitration ruling that the District Court order does not affect such licensees obligation to continue to pay us royalties.  In such an event, our business and results of operations will be materially adversely effected.  In addition, even if we are successful in throwing out the HP Jury Verdict or overturning it on appeal, licensees of our Remote Power Patent will have no further obligation to pay us royalties after the Remote Power Patent expires in March 2020.  Accordingly, if we are unable to enter into royalty bearing license agreements by March 2020 with respect to our other patents, we will not receive any recurring royalty revenue and will be entirely dependent upon successful outcomes of litigation involving our other patents for our revenue.

We are dependent upon our license agreement with Cisco for a significant portion of our revenue. The loss of Cisco as a licensee would have a material adverse effect on our business, results of operations and cash-flow.

Cisco Systems, Inc. ("Cisco") accounted for 43% and 17% of our licensing revenue for the years ended December 31, 2017 and December 31, 2016, respectively. In addition, Cisco accounted for 53% and 76% of our recurring revenue from royalty bearing license agreements for the years ended December 31, 2017 and December 31, 2016, respectively.  The Settlement and License Agreement, dated May 25, 2011, with Cisco (the "Agreement") requires Cisco to pay us royalties on a quarterly basis (which began in the first quarter of 2011) based on its sale of PoE products in the United States, up to the maximum royalties per year of $9 million for the remaining term of our Remote Power Patent (March 2020). The royalty payments are subject to certain conditions including that there is no "Adverse Ruling" involving our Remote Power Patent as defined in the Agreement.  Cisco notified us in January 2018 that, in its view, no further royalty payments are due to us under the Agreement because the HP Jury Verdict constituted an "Adverse Ruling" under the Agreement.  We disagree with Cisco that the jury verdict in itself relieves Cisco of its obligation to pay us royalties because, among other reasons, the jury verdict is not an order of the District Court and is subject to motion practice and the jury verdict finding of non-infringement by HP does not apply to Cisco's products.  Our position that the HP Jury Verdict is not an "Adverse Ruling" entitling Cisco to stop paying us royalties may not prevail.  In any event, we brought motions in the District Court to throw out the HP Jury Verdict and have the Court determine that certain claims of our Remote Power Patent are not obvious (invalid).  On February 2, 2018, we filed motions for judgment as a matter of law and a new trial on validity and infringement.  A hearing on our motions is scheduled for May 14, 2018.  If the District Court enters an order confirming the HP Jury Verdict, the District Court confirms certain claims of our Remote Power Patent are obvious (invalid), and these decisions are upheld on appeal to the United States Court of Appeals for the Federal Circuit, Cisco will likely continue not to pay us royalties unless we obtain an arbitration ruling that the District Court order does not affect the obligation of Cisco to pay us royalties under its license agreement. The loss of Cisco as a licensee would have a material adverse effect on our business, results of operations and cash-flow.

Cash dividends may not be continued to be paid.

On December 8, 2016, our Board of Directors approved the initiation of a dividend policy which provides for the payment (anticipated in March and September of each year) of a semi-annual cash dividend of $0.05 per common share ($0.10 per common share annually) which we anticipate paying through March 2020 (the life of our Remote Power Patent), provided that we continue to receive royalties from licensees of our Remote Power Patent.  In 2017 we paid semi-annual cash dividends aggregating $0.10 per common share consistent with our dividend policy.  In addition, on February 9, 2018, our Board of Directors declared a semi-annual cash dividend of $0.05 per common share payable on March 23, 2018 to all common stockholders of record as of March 9, 2018. However, if we are unable to throw out the HP Jury Verdict in the District Court, or there is not an arbitration ruling that the HP Jury Verdict finding of non-infringement does not apply to certain of our licensees of our Remote Power Patent including Cisco Systems, Inc., our largest licensee, our Board of Directors may choose to modify or discontinue the semi-annual cash dividends of $0.05 per common share.

We may not be able to capitalize in the future on our strategy to acquire high quality patents with significant licensing opportunities or enter into strategic relationships with third parties to license or otherwise monetize their intellectual property.

Based upon the success we have achieved to date from licensing our Remote Power Patent (twenty-seven (27) license agreements which have generated in excess of $121,000.00 in revenue), the revenue we have generated from our Mirror Worlds Patent Portfolio ($47,150,000) and establishing a patent portfolio currently consisting of fifty-one patents, we believe we have the expertise and sufficient capital to compete in the intellectual property monetization market and to enter strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property. However, we may not be able to acquire additional intellectual property or, if acquired, we may not achieve material revenue or profit from such intellectual property. Acquisitions of patent assets are competitive, time consuming, complex and costly to consummate. Our strategy is to focus on acquiring high quality patent assets which management believes have the potential for significant licensing opportunities. These high quality patent opportunities are difficult to find and are often very competitive to acquire. In addition, such acquisitions present material risks. Even if we acquire additional patent assets, we may not be able to achieve significant licensing revenue or even generate sufficient revenue related to such patent assets to offset the acquisition costs and the legal fees and expenses which may be incurred to enforce, license or otherwise monetize such patents. In addition, we may not be able to enter into strategic relationships with third parties to license or otherwise monetize their intellectual property and, even if we consummate such strategic relationships, we may not achieve material revenue or profit from such relationships.

We may not be successful in enforcing or defending our Cox Patent Portfolio, generating additional revenue from our Mirror Worlds Patent Portfolio or generating revenue from our M2M/IoT Patent Portfolio.

We acquired our Cox Patent Portfolio in 2013, which currently consists of twenty-three (23) patents.  We have not yet achieved any revenue from our Cox Patent Portfolio.  We are currently enforcing patents within our Cox Patent Portfolio against Google and YouTube, who are challenging these patents (see "Legal Proceedings" at pages 31-32 hereof).  We are also currently enforcing patents within our Mirror Worlds Patent Portfolio against Facebook, Inc., who is also challenging the asserted patents.  In addition, our recently acquired M2M/IoT Patent Portfolio is not currently being asserted and thus it is not anticipated that this portfolio will generate revenue in the next twelve months.  We may not have future success in enforcing or defending our Cox Patent Portfolio, Mirror Worlds Patent Portfolio or M2M/IoT Patent Portfolio, which would have a negative impact on our revenue and profits.

A limited number of our licensees for our Remote Power Patent account for a significant portion of our licensing revenue.

For the year ended December 31, 2017, three licensees constituted 67% of our licensing revenue including, Cisco Systems, Inc. (43%), ALE USA Inc. (14%) and Avaya Inc. (10%).  For the year ended December 31, 2016, Apple Inc. accounted for 53%, Cisco Systems, Inc. 17% and Dell Inc. 13%.  It is anticipated that a few licensees will continue to constitute a significant portion of our revenue for the foreseeable future.

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

In addition, changes in patent law could adversely impact our business.  Such changes may not be advantageous to us and may make it more difficult to obtain adequate patent protection to enforce our patents.  Increased focus on the growing number of patent lawsuits, particularly by non-practicing entities (NPEs), may result in further legislative changes which increase the risk and costs of asserting patent litigation.

Our pending patent infringement litigations in the courts involving our Remote Power Patent, Cox Patent Portfolio and Mirror Worlds Patent Portfolio are time consuming and costly.

We have post-trial motions pending in the United States District Court for the Eastern District of Texas, Tyler Division to overturn the HP Jury Verdict.  In April 2014 and December 2014, we initiated patent litigation in the United States District Court for the Southern District of New York against Google and YouTube for infringement of several of our patents within our Cox Patent Portfolio. A stay related to the litigation has been in effect since July 2015 (see "Legal Proceedings").  In May 2017, Mirror Worlds Technologies, LLC, our wholly-owned subsidiary, initiated litigation against Facebook, Inc. in the United States District for the Southern District of New York for infringement of several patents within our Mirror Worlds Patent Portfolio.

While we have contingent legal fee arrangements, or a contingency plus a fixed cash amount arrangement, with our patent litigation counsel in each litigation (excluding proceedings at the USPTO), we are responsible for all or a portion of the expenses which are anticipated to be material.  In addition, the time and effort required of our management to effectively pursue these litigations is likely to be significant and it may adversely affect other business opportunities.

We face intense competition to acquire intellectual property and enter into strategic relationships.

With respect to our ability to acquire additional intellectual property or enter into strategic relationships with third parties to monetize their intellectual property, we face considerable competition from other companies, many of which have significantly greater financial and other resources than we have. The patent licensing and enforcement business has grown significantly over the past several years and there has been an increase in the number of companies seeking to acquire intellectual property rights from third parties. Companies including, among others, Acacia Research Corporation (NASDAQ:ACTG), Intellectual Ventures, Quarterhill Inc. (NASDAQ:QTRH) formerly WiLan Inc., VirnetX Holdings Corp. (NYSE MKT:VHC), and RPX Corporation (NASDAQ:RPXC) seek to acquire or partner with third parties to license or enforce intellectual property rights.  It is expected that others will enter this market as well.  Many of these competitors have significantly more financial and human resources than us.

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

Our quarterly and annual operating and financial results are difficult to predict and may fluctuate significantly from period to period.  Our revenue and net income was $16,451,000 and $4,133,000, respectively, for the year ended December 31, 2017 as compared to $65,088,000 and $23,223,000, respectively, for the year ended December 31, 2016.  Our revenue and net income was $16,565,000 and $4,107,000, respectively, for the year ended December 31, 2015 and $12,309,000 and $1,766,000 for the year ended December 31, 2014.  Accordingly, our revenue, net income and results of operations may fluctuate as a result of a variety of factors that are outside our control including, but not limited to, our ability to throw out the HP Jury Verdict in the District Court or overturn the District Court order on appeal to the Federal Circuit, our ability and timing in consummating future license agreements for our intellectual property  assets, the  timing and extent of  payments  received by  us from licensees, the timing and our ability to achieve successful outcomes from current and future patent litigation, and the timing and our ability to achieve revenue from future strategic relationships.

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

We are currently pursuing litigation to protect our patent rights as we have done in the past (see "Legal Proceedings" at pages 27-32 hereof).  Such litigation is typically protracted and complex.  The costs are typically substantial, and the outcomes are unpredictable.  In addition, the Federal courts are becoming more crowded and as a result patent litigation is taking longer.

Uncertainty in the interpretation and application of the 2017 Tax Cuts and Job Act could materially affect our tax obligations.

Significant judgment is required in determining our provision for income taxes.  In the course of our business, there may be transactions and calculations where the ultimate tax determination is uncertain.  For example, compliance with the 2017 United States Tax Cut and Jobs Act ("TCJA") may require the collection of information not regularly produced within the Company, the use of estimates in our consolidated financial statements, and the exercise of significant judgment in accounting for its provisions.  As regulations and guidance evolve with respect to TCJA, and as we gather more information and perform more analysis, our results may differ from previous estimates and may materially affect our financial position.

We may be audited by tax authorities in different jurisdictions.  Economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes favorably more difficult.  Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation in the jurisdictions where we are subject to taxation could be materially different from our historical income tax provisions and accruals.  The results of an audit or litigation could have a material effect on our consolidated financial statements in the periods in which that determination is made.

In addition, changes in U.S. federal and state tax laws applicable to us and changes in taxing jurisdictions' administrative interpretations, decisions, policies, and positions may materially adversely impact our tax expense and cash flows.

In the future we could be classified as a Personal Holding Company resulting in a 20% tax on our PHC Income that we do not distribute to our shareholders.

The personal holding company ("PHC") rules under the Internal Revenue Code impose a 20% tax on a PHC's undistributed personal holding company income ("PHC Income" which means, in general, taxable income subject to certain adjustments). For a corporation to be classified as a PHC, it must satisfy two tests that (i) more than 50% in value of its outstanding shares must be owned directly or indirectly by 5 or fewer individuals at anytime during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the "Ownership Test") and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the "Income Test"). During the second half of 2017 (as well as prior years), we did not meet the Ownership Test.  Due to the significant number of shares held by our largest shareholders, we continually assess our share ownership to determine whether it meets the Ownership Test.  If the Ownership Test were met and the income generated by us were determined to constitute "royalties" within the meaning of the Income Test, we would constitute a PHC and we would be subject to a 20% tax on the amount of any PHC Income that we do not distribute to our shareholders.

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

As of March 15, 2018, our executive officers and directors beneficially owned 31.5% of our outstanding common stock. As a result, these stockholders may be able to exercise substantial control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership will limit other stockholders' ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

Our common stock may be delisted from the NYSE American exchange if we fail to comply with continued listing standards.

Our common stock is currently traded on the NYSE American market under the symbol "NTIP". If we fail to meet any of the continued listing standards of the NYSE American, our common stock could be delisted from NYSE American. Such delisting could adversely affect the price and trading (including liquidity) of our common stock.

The significant number of options and restricted stock units outstanding may adversely affect the market price for our common stock.

As of March 15, 2018, there were outstanding options to purchase an aggregate of 1,935,000 shares of our common stock at exercise prices ranging from $0.83 to $2.34.  In addition, we have outstanding restricted stock units which if fully vested result in the issuance of an additional 853,750 shares of common stock.  To the extent that outstanding options are exercised and restricted stock units become vested, existing stockholder percentage ownership will be diluted and any sales in the public market of the common stock underlying such options or restricted stock units may adversely affect prevailing market prices for our common stock.

We may seek to raise additional funds, finance intellectual property acquisitions or develop strategic relationships by issuing capital stock that would dilute your ownership.

We may elect to raise financing by issuing equity securities, which, if conducted in the future, would materially reduce the percentage ownership of our existing stockholders. We may also issue common stock as consideration for intellectual property acquisitions or other acquisitions.  Furthermore, any newly issued securities could have rights, preferences and privileges senior to those of our existing common stock. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of stock to decline. We may also raise additional funds through the incurrence of debt or the issuance or sale of other securities or instruments senior to our common shares. The holders of any debt securities or instruments we may issue could have rights superior to the rights of our common stockholders.

Future sales of shares of our common stock may cause the prevailing market price of our shares to decline and could harm our ability to raise additional capital.

We have previously issued a substantial number of shares of restricted common stock, which are eligible for resale under Rule 144 of the Securities Act of 1933, and may become freely tradable. We have also registered a substantial number of shares including shares that are issuable upon the exercise of options and pursuant to vested restricted stock units. In addition, if holders of options choose to exercise their purchase rights or restricted stock units vest, and such parties sell shares of common stock in the public market or if holders of currently restricted common stock or registered common stock sell such shares in the public market, or attempt to publicly sell such shares in a short time period, the prevailing market price for our common stock may decline. Such decline in the price of our common stock may also adversely affect our ability to raise additional capital.

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

The market price of our common stock may be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	our ability to overturn the HP Jury Verdict;
•	the outcome of our other legal proceedings;
•	our ability to receive future material revenue from licensees of our Remote Power Patent;
•	our ability to license and monetize our Cox Patent Portfolio;
•	our ability to further license or monetize our Mirror Worlds Patent Portfolio;
•	our ability to further develop, license and monetize our M2M/IoT Patent Portfolio;
•	our ability to acquire additional intellectual property;
•	our ability to continue to achieve material revenue and profits;
•	our ability to enter into strategic relationships with third parties to license or otherwise monetize their intellectual property;
•	variations in our quarterly and annual operating results;
•	our ability to raise capital if needed;
•	sales of our common stock;
•	technology changes;
•	legislative, regulatory and competitive developments; and
•	economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also have a material and adverse effect on the market price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

We currently lease office space in New York City at a base rent of $3,700 per month under a lease which expires on May 31, 2018.  Effective August 1, 2015, we entered into a four-year lease expiring September 30, 2019 for offices in New Canaan, Connecticut at a base rent of $7,000 per month for the first year (increasing $100 per month each year) which is subject to annual adjustments to reflect increases in real estate taxes and operating expenses.  Mirror Worlds Technologies, LLC, our wholly-owned subsidiary, entered into a one year lease (expiring April 30, 2018), at a base rent of $620 per month, to rent office space consisting of approximately 420 square feet in Tyler, Texas.

ITEM 3.  LEGAL PROCEEDINGS

Remote Power Patent Litigation

In September 2011, we initiated patent litigation against sixteen (16) data networking equipment manufacturers (and affiliated entities) in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  Named as defendants in the lawsuit (excluding affiliated parties) were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarretCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inc., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transition Networks, Inc.  We seek monetary damages based upon reasonable royalties.

In March 2012, we reached settlement agreements with defendants Motorola Solutions, Inc. ("Motorola") and Transition Networks, Inc. ("Transition Networks").  In October 2012, we reached a settlement with defendant GarretCom, Inc ("GarretCom").  In February 2013, we reached settlement agreements with Allied Telesis, Inc. ("Allied Telesis") and NEC Corporation ("NEC").  As part of the settlements, Motorola, Transition Networks, GarretCom, Allied Telesis and NEC each entered into a non-exclusive license agreement for our Remote Power Patent pursuant to which each such defendant agreed to license our Remote Power Patent for its full term (which expires in March 2020) and pay a license initiation fee and ongoing royalties based on their sales of PoE products.  In March 2015 and July 2015, we reached settlements with defendants Samsung Electronics Co., Ltd. ("Samsung"), Huawei Technologies Co., Ltd. ("Huawei") and ShoreTel, Inc. ("ShoreTel").  Samsung and Huawei each entered into a non-exclusive fully-paid license agreement for our Remote Power Patent for its full term.  ShoreTel entered into a non-exclusive license agreement for our Remote Power Patent for its full term and paid a license initiation fee and agreed to pay quarterly royalties based upon its sales of PoE products.

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

In July 2016, we also reached settlement agreements with Alcatel-Lucent USA, Inc. and Alcatel-Lucent Holdings Inc. (collectively, "Alcatel") and ALE, USA, Inc. ("ALE").  Under the terms of the settlement agreements, Alcatel and ALE received a non-exclusive fully-paid license for our Remote Power Patent for its remaining life.  We received aggregate consideration of $4,200,000 from ALE and Alcatel for the fully-paid license of which an aggregate $1,900,000 was paid following the signing of the settlement agreements and the balance of $2,300,000 was paid in three equal quarterly payments of $766,666 beginning on July 1, 2017.

In August 2017, we entered into a settlement agreement with Axis Communications, Inc. and affiliated entities ("Axis").  With respect to the settlement, Axis received a fully-paid license for our Remote Power Patent for its remaining life.

In October 2016, we entered a settlement agreement with Polycom, Inc. ("Polycom").  Under the terms of the settlement, Polycom entered into a non-exclusive license for our Remote Power Patent for its full term and is obligated to pay a license initiation fee of $5,000,000 for past sales of its Power over Ethernet ("PoE") products and ongoing royalties based on its sales of PoE products.  $2,000,000 of the license initiation fee was paid within 30 days and the balance payable in three annual installments of $1,000,000 beginning in October 2017. Payments due in October 2018 and October 2019 need not be paid by Polycom if all asserted claims of our Remote Power Patent have been found invalid.  Accordingly, if the District Court in our litigation with Hewlett Packard (see below) enters an order finding certain claims of our Remote Power Patent obvious (invalid) and we are unable to overturn such order on appeal to the United States Court of Appeals for the Federal Circuit, Polycom will not be obligated to make the aforementioned remaining aggregate payments of $2,000,000 to us.

On October 16, 2017, the U.S. Bankruptcy Court of the Southern District of New York approved our settlement with defendant Avaya, Inc. ("Avaya").  As part of the settlement, Avaya, which on January 19, 2017 had filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, entered into a non-exclusive license agreement for the full term of our Remote Power Patent.  Under the terms of the license, Avaya paid a lump sum amount for sales of certain designated Power over Ethernet ("PoE") products, and agreed to pay ongoing royalty for other designated PoE products.  In addition, Avaya agreed we shall have an allowed general unsecured claim ("Allowed Claim") in the amount of $37,500,000, as amended, relating to all acts occurring on or before January 19, 2017.

Under the Debtors' (Avaya and certain of its affiliates) Second Amended Joint Chapter 11 Plan of Reorganization of Avaya Inc. and its Debtor Affiliates, which was approved by the Bankruptcy Court on November 28, 2017 and became effective on December 15, 2017, the Debtors estimated that the total amount of general unsecured claims that will ultimately be allowed will total approximately $305,000,000 which, based on the treatment of general unsecured creditors therein, would result in estimated recoveries for the holders of general unsecured claims of approximately 18.9% of their Allowed Claim.  The Debtors acknowledged in the Plan that depending on its ability to successfully prosecute or otherwise reduce the remaining outstanding claims, the total amount of the general unsecured claims could be substantially higher which would decrease the percentage recoveries to the holders of general unsecured claims, including our unsecured claim.  In such an event, the amount recovered by us under our Allowed Claim could have been substantially lower than 18.9%.  On January 9, 2018, we sold our Allowed Claim to a third party for $6,320,000.

On November 13, 2017, a jury empaneled in the United States District Court for the Eastern District of Texas, Tyler Division, found that certain claims of our Remote Power Patent are invalid and not infringed by Hewlett-Packard.  On February 2, 2018, we moved to throw out the jury verdict and have the Court determine that certain claims of our Remote Power Patent are not obvious (invalid) as a matter of law by filing motions for judgment as a matter of law on validity and a new trial on validity and infringement.  A hearing on our motions is scheduled for May 14, 2018.  If the District Court enters an order confirming the HP Jury Verdict and finding certain claims of our Remote Power Patent obvious (invalid) and either (i) we are unable to reverse the District Court order on appeal, or (ii) there is an arbitration ruling that the District Court order relieves the obligation of certain of our licensees including Cisco Systems, Inc., our largest licensee, to continue to pay us royalties and the District Court order is not subsequently reversed on appeal, our business, results of operations and cash-flow will be materially adversely effected (see "Risk Factors" on pages 15-18 of this Annual Report).

On November 1, 2017, defendant Juniper Networks, Inc ("Juniper"). agreed to settle its litigation with us for $13,250,000 for a fully-paid license to our Remote Power Patent.  On December 8, 2017, we were advised by Juniper that it would not make the settlement payment to the Company as a result of the HP Jury Verdict and that there was no binding settlement agreement.  On January 16, 2018, we revised and closed our settlement with defendant Juniper.  We agreed to revise the settlement to avoid the possibility of protracted litigation regarding enforcing the settlement.  Under the terms of the revised settlement Juniper paid us $12,700,000 and received a fully-paid license to our Remote Power Patent (and certain other patents owned by us) for its full term, which applies to its sales of PoE products.

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

On July 8, 2016, we entered into a settlement agreement with Apple Inc. in connection with litigation in the United States District Court for the Eastern District of Texas, for infringement of our '227 Patent.  Under the terms of the settlement agreement, Apple received a fully-paid non-exclusive license to the '227 Patent for its full term (which expired in June 2016), along with certain rights to other patents in our patent portfolio.  We received $25,000,000 from Apple for the settlement and fully paid non-exclusive license.

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

The above referenced litigations that we commenced in the United States District Court for the Southern District of New York in April 2014 and December 2014 against Google and YouTube are currently subject to a court ordered stay which has been in effect since July 2015 as a result of proceedings at the Patent Trial and Appeal Board (PTAB) and the appeals of PTAB Final Written Decisions to the United States District Court of Appeals for the Federal Circuit as described below.

In December 2014, Google filed four petitions to institute Inter Partes Review proceedings (the "IPRs") at the PTAB pertaining to certain patents within our Cox Patent Portfolio.  In each of the IPRs, Google sought to invalidate certain claims of our patents within our Cox Patent Portfolio which have been asserted in our litigations against Google and YouTube pending in the United States District Court for the Southern District of New York as described above.  On June 23, 2015, the PTAB issued an order instituting each of the four IPR petitions for oral hearing.  The consolidated oral hearing was held on March 9, 2016.  On June 20, 2016, the PTAB issued its Final Written Decisions in the four pending IPRs finding eighty-six (86) claims "not unpatentable" (valid) and in total, one hundred nineteen (119) out of one hundred and twenty-nine (129) or 92% of the challenged claims of the patents survived.  None of our asserted claims in the pending litigations against Google and YouTube were found invalid.  On August 18, 2016, Google filed Notices of Appeal to appeal the PTAB's Final Written Decisions on the IPRs to the United States Court of Appeals for the Federal Circuit.  On March 26, 2018, the United States Court of Appeals for the Federal Circuit vacated certain rulings of the PTAB's Final Written Decisions in favor of us determining that the PTAB erred in its construction of a certain claim term and remanded the four cases to the PTAB for further proceedings to address the claims that contained the term that was erroneously construed.  The Federal Circuit left undisturbed the PTAB's findings that the remaining claims of the patents (that did not include this claim term) are not invalid.

On April 13, 2015, Google filed a Petition for Covered Business Method Review ("CBM") at the PTAB seeking to invalidate claims pertaining to our U.S. Patent No. 8,904,464, the patent asserted in our litigation against Google and YouTube filed on December 3, 2014 as referenced above.  On October 19, 2015, the PTAB issued an order instituting the CBM for oral hearing.  The oral hearing was held on May 11, 2016.  On October 18, 2016, the PTAB issued its Final Written Decision in favor of us with respect to the CBM and ruled that Google had failed to show that any of the thirty-four (34) claims of our U.S. Patent 8,904,464 were unpatentable.  On December 20, 2016, Google filed a Notice of Appeal to appeal the PTAB's Final Written Decision on the CBM to the United States Court of Appeals for the Federal Circuit.  On January 23, 2018, the United States Court of Appeals for the Federal Circuit affirmed the Final Written Decision of the PTAB in favor of us relating to the CBM.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our common stock is listed for trading on the NYSE American exchange under the symbol "NTIP".  The following table sets forth, for the periods indicated, the range of the high and low sales prices for our common stock as reported by the NYSE American exchange.

YEAR ENDED DECEMBER 31, 2017	HIGH	LOW

Fourth Quarter	$4.60	$2.25
Third Quarter	$4.45	$3.50
Second Quarter	$5.00	$3.80
First Quarter	$5.05	$3.30

YEAR ENDED DECEMBER 31, 2016	HIGH	LOW

Fourth Quarter	$3.50	$2.50
Third Quarter	$3.29	$2.33
Second Quarter	$2.96	$1.90
First Quarter	$2.17	$1.70

On March 26, 2018, the closing price for our common stock as reported on the NYSE American exchange was $2.65 per share. The number of record holders of our common stock was 43 as of March 26, 2018. In addition, we believe there are in excess of approximately 2,500 holders of our common stock in "street name" as of March 26, 2018.

Dividend Policy.  On December 8, 2016, our Board of Directors approved the initiation of a dividend policy.  The dividend policy provides for the payment of a semi-annual cash dividend of $0.05 per common share ($0.10 per common share annually) which commenced in 2017 and is anticipated to be paid in March and September of each year.  It is anticipated that the semi-annual cash dividend will continue to be paid through March 2020 (the expiration of our Remote Power Patent) provided that we continue to receive royalties from licensees of our Remote Power Patent.

On February 2, 2017, our Board of Directors declared an initial semi-annual cash dividend of $0.05 per common share with a payment date of March 24, 2017 to all common stockholders of record as of March 3, 2017. On July 25, 2017, our Board of Directors declared a semi-annual cash dividend of $0.05 per share with a payment date of September 20, 2017 to all common stockholders of record as of September 1, 2017.

On February 9, 2018, our Board of Directors declared a semi-annual cash dividend of $.05 per share with a payment date of March 23, 2018 to all common stockholders of record as March 9, 2018.  However, if we are unable to throw out the HP Jury Verdict in the District Court, or there is not an arbitration ruling that the HP Jury Verdict finding of non-infringement does not apply to certain licensees of our Remote Power Patent, our Board of Directors may choose to modify or discontinue annual cash dividends of an aggregate of $0.10 per common share.  Our dividend policy undergoes a periodic review by our Board of Directors and is subject to change at any time depending on our earnings, financial requirements and other factors existing at the time.  Future declarations of semi-annual cash dividends and the establishment of future record and payment dates are subject to the final determination and discretion of our Board of Directors.

As of December 31, 2017, we accrued dividends of $84,000 for unvested restricted stock units with dividend equivalent rights.

Recent Issuances of Unregistered Securities.  There were no unregistered sales of equity securities during the quarter ended December 31, 2017.

Stock Repurchases.  On August 22, 2011, we established a share repurchase program ("Share Repurchase Program").  On June 14, 2017, our Board of Directors authorized an extension and increase of the Share Repurchase Program to repurchase up to $5,000,000 of shares of our common stock over the subsequent 24 month period.  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in our discretion.  The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors.  The Share Repurchase Program may be increased, suspended or discontinued at any time.

During the months of October, November and December 2017, we repurchased common stock pursuant to our Share Repurchase Program as indicated below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares) that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 to October 31, 2017	―	―	―	$ 3,875,050
November 1, 2017 to November 30, 2017	90,033	2.62	90,033	$ 3,639,191
December 1, 2017 to December 31, 2017	283,923	2.42	283,923	$ 2,919,001
Total	373,956	2.53	373,956

During the year ended December 31, 2017, we repurchased an aggregate of 649,549 shares of our common stock pursuant to our Share Repurchase Program at a cost of $2,081,135 (exclusive of commissions) or an average price per share of $3.20.

Since inception of our Share Repurchase Program (August 2011) through March 1, 2018, we have repurchased an aggregate of 7,729,546 shares of our common stock at a cost of $13,941,232 (exclusive of commissions) or an average per share price of $1.80.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2017.

	(a) Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (a)
Equity compensation plans approved by security holders	1,205,000(1)	$1.84(3)	1,253,099
Equity compensation plans not approved by security holders	1,625,000(2)	$1.15	—
Total	2,830,000	$1.28 (3)	1,253,099

_________________________
(1)	Includes 385,000 shares of our common stock issuable upon exercise of outstanding stock options and 820,000 shares issuable upon vesting of outstanding restricted stock units.

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

Our 2013 Stock Incentive Plan ("2013 Plan") provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock, (d) stock appreciation rights, and (e) other stock-based awards including restricted stock units.  Awards under the 2013 Plan may be granted singly, in combination, or in tandem.  Subject to standard anti-dilution adjustments as provided in the 2013 Plan, the 2013 Plan provides for an aggregate of 2,600,000 shares of the Company's common stock to be available for distribution pursuant to the 2013 Plan.  The Compensation Committee (or the Board of Directors) will generally have the authority to administer the 2013 Plan, determine participants who will be granted awards under the 2013 Plan, the size and types of awards, the terms and conditions of awards and the form and content of the award agreements representing awards.  Awards under the 2013 Plan may be granted to our employees, directors and consultants.  As of December 31, 2017, there were options to purchase an aggregate of 385,000 shares of common stock outstanding and 820,000 shares issuable upon vesting of outstanding restricted stock units granted under the 2013 Plan.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

Our principal business is the development, licensing and protection of our intellectual property assets.  We presently own fifty-one (51) patents including (i) our Remote Power Patent covering the delivery of power over Ethernet cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) our Mirror Worlds Patent Portfolio relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) our Cox Patent Portfolio relating to enabling technology for identifying media content on the Internet and taking further action to be performed based on such identification; (iv) our M2M/IoT Patent Portfolio relating to, among other things, enabling technology for authenticating and using embedded sim cards in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers, and (v) our QoS Patents covering systems and methods for the transmission of audio, video and data in order to achieve high quality of service (QoS) over computer and telephony networks.  In addition, we continually review opportunities to acquire or license additional intellectual property.

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

Our acquisition strategy focuses on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as we have achieved with respect to our Remote Power Patent and Mirror Worlds Patent Portfolio.  Our Remote Power Patent generated licensing revenue in excess of $121,000,000 from May 2007 through December 31, 2017.  As a result of our acquisition of the Mirror Worlds Patent Portfolio in May 2013, we achieved licensing and other revenue from the portfolio of an aggregate of $47,150,000 through December 31, 2017.

On November 13, 2017, a jury empaneled in our patent infringement litigation in the United States District Court for the Eastern District of Texas, Tyler Division, found that certain claims of our Remote Power Patent were invalid and not infringed by Hewlett-Packard (the "HP Jury Verdict").  On February 2, 2017, we moved to throw out the HP Jury Verdict and have the Court determine that certain claims of our Remote Power Patent are not obvious (invalid) as a matter of law by filing motions for judgment as a matter of law on validity and a new trial on validity and infringement.  A hearing on our motions is currently scheduled for May 14, 2018.  The HP Jury Verdict had a material adverse effect on our results of operations and cash-flow for the quarter ended December 31, 2017 and may continue to do so in the future.  Several of our largest licensees for our Remote Power Patent, Cisco, Dell and Netgear, constituting 76% of our running royalty revenue from Royalty Bearing Licenses for 2017, have advised us that they will no longer pay us ongoing royalties pursuant to their license agreements.  We disagree with the position taken by such licensees for, among other reasons, that the HP Jury Verdict has not been subject to an order of the District Court and may be thrown out as a result of motion practice in the District Court.  If we are unable to satisfactorily resolve the issue, we intend to pursue arbitration.  However, our position may not prevail in arbitration.  If the District Court subsequently issues an order confirming the HP Jury Verdict and finding certain claims of our Remote Power Patent obvious (invalid), and we are unable to overturn such order on appeal to the United States Court of Appeals for the Federal Circuit, certain of our licensees will not be obligated to pay us ongoing royalties and other licensees including Cisco), our largest licensee, will likely continue not to pay us royalties.

We have been largely dependent upon our Remote Power Patent for a significant amount of our revenue.  Revenue for the year ended December 31, 2017 and December 31, 2016 from royalty bearing license agreements for our Remote Power Patent constituting $16,451,000 (100% of our revenue) and $22,588,000 (34.7% of our revenue), respectively.  In addition, we have been dependent on royalty bearing licenses for our Remote Power Patent for our recurring revenue (payable quarterly or monthly), which for the years ended December 31, 2017 and December 31, 2016 was $12,053,000 and $10,788,000, respectively.  Without revenue from our Remote Power Patent, our revenue will be dependent upon the outcome of litigation involving our Cox Patent Portfolio, Mirror Worlds Patent Portfolio and our ability to monetize our recently acquired IoT Patent Portfolio or new patents to be acquired in the future. Our future revenue stream is uncertain. Accordingly, if the District Court enters an order confirming the HP Jury Verdict and finding certain claims of our Remote Power Patent obvious (invalid) and either (i) we are unable to reverse the District Court order on appeal, or (ii) there is an arbitration ruling that the District Court order relieves the obligation of certain of our licensees including Cisco Systems, Inc., our largest licensee, to continue to pay us royalties and the District Court order is not subsequently reversed on appeal, our business, results of operations and cash-flow will be materially adversely effected  (see "Risk Factors" at pages 15–18 hereof).

If we are successful in our efforts (i) to throw out the HP Jury Verdict in the District Court, (ii) to overturn the jury verdict on appeal if the District Court confirms the jury verdict and finding certain claims of our Remote Power Patent obvious, or (iii) there is an arbitration ruling that the District Court order does not affect the obligations of certain of our licensees (including Cisco) to continue to pay us royalties and the order is not overturned on appeal, licensees will be obligated to pay us ongoing royalties and all prior royalties that were not previously paid following the HP Jury Verdict in November 2017.

At December 31, 2017, our principal sources of liquidity consisted of cash and cash equivalents of $53,101,000 and working capital of $52,056,000.  We believe based on our current cash position that we will have sufficient cash to fund our operations for the foreseeable future.  Based on our cash position, we continually review opportunities to acquire additional intellectual property as well as evaluate other strategic alternatives.

On December 7, 2016, our Board of Directors approved the initiation of a dividend policy.  The policy provides for the payment of regular semi-annual cash dividends of $0.05 per common share ($0.10 per common share annually) which are anticipated to be paid in March and September of each year.  It is anticipated that the semi-annual cash dividend will continue to be paid through March 2020 (expiration of our Remote Power Patent) provided that we continue to receive royalties from licensees of our Remote Power Patent.  In 2017, we paid semi-annual cash dividends consistent with our dividend policy.  On February 9, 2018, our Board of Directors declared a semi-annual cash dividend of $0.05 per common share with a payment date of March 23, 2018 to all shareholders of record on March 9, 2018.  However, if we are unable to overturn the HP Jury Verdict in the District Court or there is not an arbitration ruling that the HP Jury Verdict finding of non-infringement does not apply to certain of our licensees of our Remote Power Patent, our Board of Directors may choose to modify or discontinue regular semi-annual cash dividends of $0.05 per common share.

Our revenue from our patent licensing and enforcement business is generated from license agreements entered into as a result of litigation settlements or judgments (after a jury verdict).  Generally, in the event of settlement of litigation related to our assertion of patent infringement involving our intellectual property, defendants will either pay (i) a non-refundable  lump sum payment for a non-exclusive fully-paid license (a "Fully-Paid License"), or (ii) a non-refundable lump sum payment (license initiation fee) together with an ongoing obligation to pay quarterly or monthly royalties to us for the life of the licensed patent (a "Royalty Bearing License").

Royalty Bearing Licenses

We currently have Royalty Bearing Licenses for our Remote Power Patent with seventeen (17) licensees pursuant to which such licensees are obligated to pay us ongoing royalties on a quarterly or monthly basis for the life of our Remote Power Patent (March 2020), subject to certain conditions including the validity of certain claims of our Remote Power Patent or a finding that a third party's PoE products are found not to infringe our Remote Power Patent and such finding applies to our particular licensee's licensed products.  Recurring revenue from our Royalty Bearing Licenses was $12,052,000 and $10,788,000 for the year ended December 31, 2017 and December 31, 2016, respectively.  At December 31, 2017, we had Royalty Bearing Licenses with seventeen (17) licensees as compared to sixteen (16) such licensees at December 31, 2016.  Cisco is our largest royalty bearing licensee.  Cisco constituted 58% and 76% of our recurring royalty revenue from our Royalty Bearing Licenses for the year ended December 31, 2017 and December 31, 2016, respectively.  Due to our annual royalty rate structure with Cisco, which includes declining rates as the volume of PoE products sales increase during the year, royalties from Cisco have been highest in the first quarter of the calendar year and decline for each of the remaining calendar quarters of the year.

Pending Litigation

We currently have pending patent infringement litigations involving our Remote Power Patent and certain patents within our Cox Patent Portfolio and Mirror Worlds Patent Portfolio (see "Legal Proceedings" at pages 27–32 hereof).

In September 2011, we initiated patent litigation against sixteen (16) data equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  We settled the litigation against fifteen (15) of the sixteen (16) defendants.  The remaining defendant in the litigation is Hewlett-Packard Company.  On November 13, 2017, a jury determined that certain claims of our Remote Patent are invalid and not infringed by Hewlett-Packard.  On February 2, 2018, we moved to throw out the jury verdict and have the Court determine that certain claims of our Remote Power Patent are not obvious (invalid) by filing a motion for judgment as a matter of law on validity and motions for a new trial on validity and infringement.  A hearing on our motions is currently scheduled for May 14, 2018 (see "Legal Proceedings" at pages 27-29 hereof).

In April 2014 and December 2014, we initiated patent infringement litigation against Google Inc. and YouTube, LLC in the United States District Court for the Southern District of New York for infringement of several patents within our Cox Patent Portfolio (see "Legal Proceedings" at pages 31-32 hereof).  These litigations are currently subject to a court ordered stay pending appeal to the United States Court of Appeals for the Federal Circuit of Final Written Decisions of the Patent Trial and Appeal Board (PTAB) of the USPTO in our favor relating to four Inter Partes Review proceedings and a Covered Business Method Review (CBM) instituted by Google (see "Legal Proceedings" at pages 31-32 of this Annual report).

In May 2017, we initiated patent infringement litigation against Facebook, Inc. ("Facebook") in the United States District Court for the Southern District of New York, for infringement of our U.S. Patent No. 6,006,227, U.S. Patent No. 7,865,538 and U.S. Patent No. 8,225,439 (among the patents we acquired as part of our acquisition of our Mirror Worlds Patent Portfolio) (see "Legal Proceedings" at page 30 hereof).

Settlements in the Periods

During the year ended December 31, 2017, we had revenue of approximately $4,398,000 from Fully-Paid Licenses and license initiation fees related to patent litigation settlements.  During the  year ended December 31, 2016, we had revenue of $36,800,000 from Fully-Paid Licenses and license initiation fees related to patent litigation settlements.  In addition, during the year ended December 31, 2016, we received $17,500,000 in connection with settlement of a professional liability claim which we had acquired as part of our acquisition of the Mirror Worlds Patent Portfolio in May 2013.

Taxes

Current federal, state and local income taxes of $2,057,000 and $4,187,000 were recorded for the year ended December 31, 2017 and December 31, 2016, respectively.  The remaining deferred tax assets of $168,000 at December 31, 2017 relate to temporary (timing) differences with respect to outstanding options and restricted stock units.  We utilized our remaining net operating loss carry-forwards (NOLs) during the year ended December 31, 2016.

On December 22, 2017, the 2017 Tax Cuts and Job Act was enacted into law and the new legislation contains key tax provisions that affect us.  We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities.  In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not extended beyond one year of the enactment date.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenue.  We had revenue of $16,451,000 for the year ended December 31, 2017 ("2017") as compared to revenue of $65,088,000 for the year ended December 31, 2016 ("2016").  The decrease in revenue of $48,637,000 for 2017 was due primarily to revenue of $36,800,000 for 2016 from Fully-Paid Licenses for our Remote Power Patent and Mirror Worlds Patent Portfolio and license initiation fees related to litigation settlements as compared to $4,398,000 of such revenue for 2017 and our $17,500,000 settlement of a professional liability claim in 2016 (see "Legal Proceedings" at pages 27-30 hereof and Note I to our consolidated financial statements included in this Annual Report).  Excluding revenue from Fully-Paid Licenses and license initiation fees related to litigation settlements and revenue from our one-time professional liability settlement in 2016, revenue for 2017 from Royalty Bearing Licenses increased by $1,265,000 or 12% compared to 2016 primarily due to one additional Royalty Bearing License for 2017.

Operating Expenses.  Operating expenses for 2017 were $10,437,000 as compared to $32,988,000 for 2016.  The decrease in operating expenses of $22,551,000 was primarily due to a decrease in costs of revenue of $20,824,000 for 2017, primarily as a result of greater 2016 revenue of $32,402,000 from Fully-Paid Licenses and license initiation fees related to patent litigation settlements and our $17,500,000 professional liability settlement in 2016.  We had costs of revenue of $4,970,000 and $25,794,000 for 2017 and 2016, respectively.

Included in the costs of revenue for 2017 were contingent legal fees and expenses of $4,102,000 and $823,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note G[1] and Note H[1] to our consolidated financial statements included in this Annual Report).  Included in the costs of revenue for 2016 were contingent legal fees and expenses of $18,196,000 payable to our patent litigation counsel, $4,252,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement and other contractual payments of $3,345,000 paid to Recognition Interface LLC and others of certain percentages of net proceeds from the monetization of our Mirror Worlds Patent Portfolio (see Note G[2] to our consolidated financial statements included in this Annual Report).

General and administrative expenses for 2017 decreased by $527,000 from $2,782,000 for 2016 to $2,255,000 for 2017, primarily due to decreased bonuses for officers in 2017.  Amortization of patents was $206,000 for 2017 as compared to $813,000 for 2016 due to the expiration of certain patents during 2016.  Stock-based compensation expense related to the issuance of restricted stock units was $949,000 for 2017 as compared to $509,000 for the issuance of restricted stock units and the vesting of stock options for 2016.  Professional fees and related costs decreased by $533,000 for 2017 from $2,590,000 for 2016 to $2,057,000 primarily due to decreased professional fees and related costs for proceedings at the U.S. Patent and Trademark Office.

Interest Income.  Interest income for 2017 was $215,000 as compared to interest income of $61,000 for 2016, which was due to increased cash as a result of litigation settlements and greater returns on invested cash.

Operating Income. We had operating income of $6,014,000 for 2017 compared with operating income of $32,100,000 for 2016.  The decreased operating income of $26,086,000 for 2017 was primarily due to operating income associated with greater 2016 revenue of $32,402,000 from Fully-Paid Licenses and license initiation fees related to patent litigation settlements and revenue of $17,500,000 from settlement of a professional liability claim.

Current Taxes.  Federal, state and local income taxes of $2,057,000 and $4,187,000 were recorded for 2017 and 2016, respectively.  The decrease in such taxes of $2,130,000 for 2017 was due to taxes associated with taxable income of $32,161,000 for 2016 as compared to taxable income of $6,229,000 for 2017 and utilization of our net operating loss carry-forwards in 2016.

Deferred Tax Expense.  We recorded deferred tax expense of $39,000 and $4,751,000 for 2017 and 2016, respectively.  The deferred tax expense of $39,000 for 2017 relates to temporary (timing) differences with respect to outstanding stock options and restricted stock units.  The deferred tax expense of $4,751,000 for 2016 was due to utilization of our net operating loss carry-forwards.  We had no remaining net operating loss carry-forwards for 2017.

Net Income.  As a result of the foregoing, we realized net income of $4,133,000 or $0.17 per share (basic) and $0.16 per share (diluted) for 2017 compared with net income of $23,223,000 or $1.00 per share (basic) and $0.93 per share (diluted) for 2016.  The decrease in net income of $19,090,000 was primarily due to income associated with the greater revenue for 2016 of $32,402,000 for Fully-Paid Licenses and license initiation fees related to patent litigation settlements and the $17,500,000 professional liability settlement.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from revenue from licensing our patents.  At December 31, 2017, our principal sources of liquidity consisted of cash and cash equivalents of $53,101,000 and working capital of $52,056,000.  We believe based on our current cash position that we will have sufficient cash to fund our operations for the foreseeable future.

At December 31, 2017, we had royalty receivables of $575,000 due from Royalty Bearing Licenses, which are typically paid within sixty days of the end of the quarter.

Working capital increased by $641,000 to $52,056,000 at December 31, 2017 as compared to working capital of $51,415,000 at December 31, 2016.  The increase in working capital for 2017 was primarily due to increased cash and cash equivalents of $2,183,000 and decreased accrued expenses of $2,000,000, offset by decreases in royalty receivables of $2,304,000 and prepaid taxes of $1,070,000.

Net cash provided by operating activities for 2017 decreased by $23,132,000 from $29,906,000 for 2016 to $6,774,000 for 2017.  The decrease in net cash provided by operating activities for 2017 compared with 2016 was primarily due to decreases in net income of $19,090,000, changes in accrued expenses of $5,002,000, and changes in deferred taxes of $4,712,000.

Net cash used in investing activities for 2017 and 2016 was $1,144,000 and $42,000, respectively, related to the purchase of patents and other related costs.

Net cash provided by (used in) financing activities for 2017 and 2016 was $(3,447,000) and $446,000, respectively.  The change primarily resulted from the repurchase of our common stock of $2,096,000 and cash dividends of $2,420,000 offset by $1,125,000 of proceeds from the exercise of options and warrants for 2017.

We maintain our cash primarily in money market accounts.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities except for the lease obligations set forth in Note G[3] to our condensed consolidated financial statements included in this quarterly report.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition, results of operations, and cash flows are based on our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of financial statements included in this Annual Report on Form 10-K requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of our consolidated financial statements include revenue recognition, patents, and stock-based compensation.  Actual results could be materially different from those estimates, upon which the carrying values were based.

Our critical accounting policies include:

•	Revenue Recognition;

•	Patents;

•	Impairment of Long-Lived Assets; and

•	Stock-Based Compensation.

Revenue Recognition

We recognize revenue received from the licensing of our intellectual property and other related intellectual property activities.  Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the license or other applicable agreement, (iii) amounts are fixed or determinable, and (iv) collectability of amounts is reasonably assured.  In connection with recurring revenue from Royalty Bearing Licenses, we rely on royalty reports received from third party licensees to record our revenue.  From time to time we may audit or otherwise dispute royalties reported from our licensees.  Any adjusted royalty revenue as a result of such audits or dispute is recorded by us in the period in which such adjustment is agreed to by us and the licensee or otherwise determined.

Consistent with our revenue recognition policy, we did not record revenue in the fourth quarter of 2017 from certain licensees, including Cisco, Dell and Netgear, who advised us they would not pay us ongoing royalties as a result of the HP Jury Verdict.  We disagree with the position taken by such licensees and we intend to pursue arbitration if we do not achieve a satisfactory resolution (see Note I[1] to our consolidated financial statements included in this Annual Report).

Revenue from our patent licensing and enforcement business is generated from negotiated license agreements for our intellectual property.  Generally, in the event of settlement of litigation related to our assertion of patent infringement involving our intellectual property, defendants will either pay (i) a non-refundable lump sum payment for a non-exclusive fully-paid license (a "Fully-Paid License"), or (ii) a non-refundable lump sum payment (license initiation fee) together with an ongoing obligation to pay quarterly or monthly royalties to us for the life of the licensed patent (a "Royalty Bearing License").

Our license agreements, both Fully-Paid Licenses and Royalty Bearing Licenses, typically include some combination of the following: (i) the grant of a non-exclusive, license to manufacture and/or sell products covered by our patented technologies; (ii) the release of the licensee from certain claims, and (iii) the dismissal of any pending litigation.  The intellectual property rights granted pursuant to these licenses typically extend until the expiration of the related patents.  Pursuant to the terms of these agreements, we typically have no further obligations with respect to the grant of the non-exclusive licenses.  Generally, our license agreements provide for the grant of the licenses, releases, and other significant deliverables following execution of the agreement and the receipt of the up-front lump sum payment for a Fully-Paid License or a license initiation fee for a Royalty Bearing License.

Ongoing Royalty Payments:  Certain of our revenue from Royalty Bearing Licenses results from the calculation of royalties based on a licensee's actual quarterly or monthly sales or actual per unit activity, applied to a contractual royalty rate.  Licensees that pay royalties on a quarterly basis generally report actual quarterly sales and related quarterly royalties due within 45 days after the end of the quarter in which such sales activity takes place.  Licensees with Royalty Bearing Licenses are obligated to provide us with quarterly (or monthly) royalty reports that summarize their sales of licensed products and their related royalty obligations to us.  We receive these royalty reports subsequent to the period in which our licensees underlying sales occurred.  The amount of royalties due under Royalty Bearing Licenses each quarter cannot be reasonably estimated by management.  Consequently, we recognize revenue in the period in which the royalty report is received in arrears and other revenue recognition criteria are met.

Non-Refundable Up-Front Fees:  Fully-Paid Licenses provide for a non-refundable up-front payment, for which we have no future obligations or performance requirements, revenue is generally recognized when we have obtained the signed license agreement, all obligations have been substantially performed, amounts are fixed and determinable, and collectability is reasonably assured.  Revenue from Fully-Paid Licenses may consist of one or more installments.  The timing and amount of revenue recognized from each licensee depends upon a number of factors including the specific terms of each agreement and the nature of the deliverables and obligations.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU No. 2014-09 provides for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance.  The new revenue standard allows for either full retrospective or modified retrospective application.  We are required to adopt the amendments in ASU No. 2014-09 using one of the two acceptable methods.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU No. 2014-09 to annual periods beginning after December 2017, along with an option to permit early adoption as of the original effective date.  In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends the guidance in 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property.  The ASU does not change the core principle of the guidance in Topic 606. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840) and Leases (Topic 842), which provides additional implementation guidance on the previously issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). In November 2017, the FASB issued ASU 2017-14, Income Statement-Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606), which provides additional implementation guidance on the previously issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) The effective date and transition requirements for the ASUs are the same as the effective date and transition requirements in Topic 606.  The ASUs apply for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  We will adopt  ASU 2014-09 on January 1, 2018 using the modified retrospective approach. We do not anticipate a modified retrospective adjustment to be recorded upon adoption as it relates to the amount and timing of revenue recognized from its existing license agreements of our intellectual property.  We will continue to evaluate any new license agreements entered into in the future relating to the new revenue recognition policy which will be adopted on January 1, 2018.

In May 2017, FASB issued ASU No. 2017-09 Compensation – Stock Compensation (Topic 718) which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting in Topic 718.  The new standard is effective beginning after December 15, 2017 with early adoption permitted.  This standard, adopted on a prospective basis, will not have a material impact on our consolidated financial statements.

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

Prior to this amendment, excess tax benefits resulting from the difference between the deduction for tax purposes and the compensation costs recognized for financial reporting were not recognized until the deduction reduced taxes payable.  We have evaluated this on a modified retrospective basis and determined that no adjustment was necessary.  Under the new method we recognize excess tax benefits in the current accounting period.   Additionally, ASU 2016-09 requires that we present excess tax benefits on the Statement of Cash Flows as an operating activity. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016. We adopted ASU 2016-09 in the first quarter of 2017 and elected to apply this adoption prospectively. Prior periods have not been adjusted. The effective tax rate for the year ended December 31, 2017 was not materially different from the federal statutory rate.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required hereby are located on pages F-1 through F-27 which follow Part III.

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

Management, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of the end of the period covered by this report.

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

(iii)   Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information about the number of shares of our common stock beneficially owned by each executive officer and director appears in this Annual Report under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" beginning on page 57 hereof  There are no family relationships among any of our directors and executive officers.

NAME	AGE	POSITION
Corey M. Horowitz	63	Chairman, Chief Executive Officer and Chairman of the Board of Directors
David C. Kahn	66	Chief Financial Officer, Secretary and a Director
Jonathan Greene	56	Executive Vice President
Emanuel Pearlman	58	Director
Niv Harizman	53	Director
Allison Hoffman	47	Director

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

Jonathan Greene became our Executive Vice President in October 2013. He served as a consultant to the Company from December 2004 until March 2013, providing technical and marketing analysis for our intellectual property portfolio. Mr. Greene became an employee of Network-1 in March 2013. From April 2006 to February 2009, Mr. Greene served as a marketing consultant for Avatier Corporation, a developer of identity management software. From August 2003 until December 2004, he served as a consultant to Neartek, Inc., a storage management software company (August 2003 until October 2003) and Kavado Inc., a security software company (November 2003 until December 2004). From January 2003 until July 2003, Mr. Greene served as Director of Product Management for Falconstor Software, Inc. (OTC:FALC), a storage management software company. From December 2001 through December 2002, Mr. Greene served as Senior Vice President of Marketing and Business Development of Network-1, at a time when Network-1 was engaged in the development, marketing and licensing of security software. From December 1999 until September 2001, he served as Senior Vice President of Marketing for Panacya Inc., a vendor of service management software.

Emanuel R. Pearlman has been a member of our board of directors since January 2012, where he serves as Chairman of our Audit Committee and a member of our Nominating and Corporate Governance Committee.  Mr. Pearlman currently serves as the Executive Chairman of Empire Resorts, Inc., (NASDAQ: NYNY), where he has served as a director since May 2010 and previously served as Non-Executive Chairman of the Board from September 2010 through May 2016.  He is also the Chairman and Chief Executive Officer of Liberation Investment Group, LLC, a New York based investment management and financial consulting firm, which he founded in January 2003. Mr. Pearlman has been a member of the board of directors of CEVA Holdings, LLC since June 2013.  From May 2017 through September 2017, Mr. Pearlman served on the board of directors of ClubCorp Holdings, Inc. (NYSE:MYCC), where he served on the Strategic Review Committee, and from 2009-2014 he served as the sole independent director of the Fontainebleau Miami JV LLC, which currently owns and operates the Fontainebleau Hotel in Miami Beach.  Mr. Pearlman served as a member of the board of directors of Dune Energy (OTCBB: DUNR.OB) and Jameson Inns, Inc. from 2012-2013.  He also served as a director of Multimedia Games, Inc., (NASDAQ-GS:MGAM) from October 2006 to March 2010.  We believe Mr. Pearlman's qualifications to serve on our Board include his significant investment and financial experience and expertise combined with his Board experience.

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

Allison Hoffman became a director of our company in December 2012.  Since January 2016, Ms. Hoffman has served as Chief Legal Officer and Chief People Officer at Intersection Parent, Inc., an urban experience company that utilizes technology to make cities better, including bringing free Wi-Fi throughout New York City.  From September 2013 to December 2015, Ms. Hoffman served as Executive Vice President, General Counsel and Corporate Secretary of Martha Stewart Living Omnimedia, Inc. (NYSE:MSO), a media and merchandising company providing consumers with high quality life style content and products.  From December 2012 until September 2013, she provided legal services to Martha Stewart Living Omnimedia, Inc.  From January 2007 until September 2012, Ms. Hoffman served as Senior Vice President, Chief Legal Officer and Secretary of ALM Media, LLC, a leading provider of specialized news and information for the legal and commercial real estate sectors.  We believe that Ms. Hoffman's qualifications to serve on our Board include her extensive legal background and transactional experience.

Committees of the Board of Directors

Our Board of Directors currently has four standing committees: an Audit Committee; a Compensation Committee; a Nominating and Corporate Governance Committee and a Strategic Development Committee.  Each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee has a charter.  These charters are available on our website at: http://www.Network-1.com/sec/sec.htm.  Each member of each committee is an "independent" director under the standards of the NYSE American LLC Company Guide.  Three of our current five directors, Emanuel Pearlman, Allison Hoffman and Niv Harizman, are considered independent directors under Rule 803A(2) of the NYSE American LLC Company Guide.

Audit Committee

Our Board of Directors has a separately standing audit committee in accordance with Section 10A-3 of the Securities Exchange Act of 1934, as amended, and Section 803B of the NYSE American Company LLC Guide consisting of Emanuel Pearlman (Chairman) and Allison Hoffman.  Emanuel Pearlman and Allison Hoffman each qualify as an audit committee financial expert under applicable SEC rules.  Mr. Pearlman and Ms. Hoffman also qualify as "independent" as independence for audit committee members is defined under 10A-3 under the Securities Exchange Act of 1934, as amended, and Section 803B(2) of the NYSE American LLC Company Guide.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.  To our knowledge we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) stockholders were complied with during 2017.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes compensation for the years ended December 31, 2017 and December 31, 2016, awarded to, earned by or paid to our Chief Executive Officer ("CEO") and to each of our executive officers who received total compensation in excess of $100,000 for the year ended December 31, 2017 for services rendered in all capacities to us (collectively, the "Named Executive Officers").

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards($)(3)		All Other Compensation($)(1)		Total($)
Corey M. Horowitz	2017	$482,000	$998,000	(2)	$—		$36,000	(4)	$1,516,000
Chairman and Chief	2016	$440,000	$4,902,000	(2)	$1,696,000	(3)	$35,000	(4)	$7,073,000
Executive Officer

David C. Kahn	2017	$175,000	$30,000		$—		$36,000	(5)	$241,000
Chief Financial Officer	2016	$166,000	$75,000		$124,000		$33,375	(5)	$398,315

Jonathan Greene	2017	$200,000	$40,000		$—		$36,000	(6)	$276,000
Executive Vice President	2016	$200,000	$125,000		$124,000		$33,375	(6)	$482,375

(1)	We have concluded that the aggregate amount of perquisites and other personal benefits paid in 2017 and 2016 to either Mr. Horowitz, Mr. Kahn or Mr. Greene did not exceed $10,000.

(2)
Mr. Horowitz received the following cash incentive bonus payments for 2017: (i) an annual discretionary bonus of $175,000 and (ii) incentive bonus compensation of $823,000 pursuant to his employment agreement (see "Employment Agreements-Termination of Employment and Change In-Control Arrangements" below). Mr. Horowitz received the following cash incentive bonus payments for 2016: (i) an annual discretionary bonus of $650,000 and (ii) incentive bonus compensation of $4,252,000 pursuant to his employment agreement.

(3)
The amounts in this column represent the aggregate grant date fair value of restricted stock units awards granted to the Named Executive Officers computed in accordance with FASB ASC Topic 718.  In accordance with SEC rules, the grant date fair value of an award that is subject to a performance condition is based on the probable outcome of the performance condition. See Note F[1] to our consolidated financial statements included in this Annual Report for a discussion of the assumptions made by the Company in determining the grant date fair value.

(4)	Includes 401K matching funds contributions by the Company and profit sharing under the Company's 401k Plan for the benefit of Mr. Horowitz of $36,000 for 2017 and $35,000 for 2016, respectively.

(5)	Includes 401K matching funds contributions by the Company and profit sharing under the Company's 401k Plan for the benefit of Mr. Kahn of $36,000 for 2017 and $33,375 for 2016.

(6)	Represents 401K matching funds contributions by the Company and profit sharing under the Company's 401k Plan for the benefit of Mr. Greene of $36,000 for 2017 and $33,375 for 2016.

Narrative Disclosure to Summary Compensation Table

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

On July 14, 2016, we entered into a new employment agreement ("Agreement") with Corey M. Horowitz, our Chairman and Chief Executive Officer, pursuant to which he continues to serve as Chairman and Chief Executive Officer for a five year term, at an annual base salary of $475,000 which shall be increased by 3% per annum during the term of the Agreement.  The Agreement established an annual target bonus of $175,000 for the Chairman and Chief Executive Officer based upon performance.  During the year ended December 31, 2017 and December 31, 2016, our Chairman and

Chief Executive Officer received annual discretionary cash bonuses of $175,000 and $650,000 respectively.  In addition, pursuant to the Agreement, we granted to the Chairman and Chief Executive Officer, under our 2013 Plan, 750,000 restricted stock units (the "RSUs", each RSU awarded by us represents a contingent right to receive one share of our common stock) which vest in three tranches, as follows: (i) 250,000 RSUs shall vest on July 14, 2018, subject to Mr. Horowitz's continued employment by us through the vesting date (the "Employment Condition"); (ii) 250,000 RSUs shall vest at any time beginning July 14, 2018 through July 14, 2021 in equal annual installments for the remaining term of employment, subject to (1) the Employment Condition being satisfied through each such annual vesting date and (2) our common stock achieving a closing price (for 20 consecutive trading days) of a minimum of $3.25 per share (subject to adjustment for stock splits) at any time during the term of employment; and (iii) 250,000 RSUs vest at any time beginning July 14, 2018 through July 14, 2021 in equal annual installments for the remaining term of employment subject to (1) the Employment Condition being satisfied through each such annual vesting date and (2) our common stock achieving a closing price (for 20 consecutive trading days) of a minimum of $4.25 per share (subject to adjustment for stock splits) at any time during the term of employment.  The aforementioned stock price vesting conditions of $3.25 per share and $4.25 per share have been satisfied.  Notwithstanding the aforementioned, in the event of a Change of Control (as defined), a Termination Other Than for Cause (as defined), or a termination of employment for Good Reason (as defined), all of the 750,000 RSUs shall accelerate and become immediately fully vested.  All RSUs granted by us to our officers, directors or consultants have dividend equivalent rights.

Under the terms of the Agreement, so long as Mr. Horowitz continues to serve as an executive officer of the Company, whether pursuant to the Agreement or otherwise, Mr. Horowitz shall also receive incentive compensation in an amount equal to 5% of our gross royalties or other payments from Licensing Activities (as defined) (without deduction of legal fees or any other expenses) with respect to our Remote Power Patent and a 10% net interest (gross royalties and other payments after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of our royalties and other payments relating to Licensing Activities with respect to patents other than the Remote Power Patent (including our Mirror Worlds Patent Portfolio, Cox Patent Portfolio and M2M/IoT Patent Portfolio) (collectively, the "Incentive Compensation").  During the year ended December 31, 2017 and December 31, 2016, Mr. Horowitz earned Incentive Compensation of $823,000 and $4,252,000, respectively.  The Incentive Compensation shall continue to be paid to Mr. Horowitz for the life of each of our patents with respect to licenses entered into with third parties during the term of his employment or at anytime thereafter, whether he is employed by us or not; provided, that, the employment of Mr. Horowitz has not been terminated by us "For Cause" (as defined) or terminated by him without "Good Reason" (as defined).  In the event of a merger or sale of substantially all of our assets, we have the option to extinguish the right of Mr. Horowitz to receive future Incentive Compensation by payment to him of a lump sum payment, in an amount equal to the fair market value of such future interest as determined by an independent third party expert if the parties do not reach agreement as to such value.  In the event that Mr. Horowitz's employment is terminated by us "Other Than For Cause" (as defined) or by him for "Good Reason" (as defined), Mr. Horowitz shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) a pro-rated portion of the $175,000 target bonus provided bonus criteria have been satisfied on a pro-rated basis through the calendar quarter in which the termination occurs and (iii) accelerated vesting of all unvested options, RSUs or other awards.

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

David Kahn serves as our Chief Financial Officer on an at-will basis pursuant to an offer letter, dated April 9, 2014, at an annual base salary of $175,000 (increased in June 2016 from $157,000).  Mr. Kahn received an annual bonus of $30,000 for the year ended December 31, 2017 and an annual bonus of $75,000 for December 31, 2016.  In connection with the offer letter, Mr. Kahn was issued, under our 2013 Plan, a 5-year stock option to purchase 50,000 shares of the common stock, at an exercise price of $1.65 per share, which option vested in two equal amounts (25,000 shares each) on each of December 31, 2014 and December 31, 2015.  On June 9, 2016, Mr. Kahn was granted 50,000 restricted stock units (RSUs) under our 2013 Plan (each RSU represents a contingent right to receive one share of our common stock).  50% of such RSUs vested on the one year anniversary of the grant (June 9, 2017) and 50% will vest on the two year anniversary of grant (June 9, 2018).  In addition, in the event Mr. Kahn's employment is terminated without "Good Cause" (as defined), he shall receive (i) (a) 6 months base salary or (b) 12 months base salary in the event of a termination without "Good Cause" within 6 months following a "Change of Control" of the Company (as defined) and (ii) accelerated vesting of all remaining unvested shares underlying his options, RSUs or any other awards he may receive in the future.

Jonathan Greene serves as our Executive Vice President on an at-will basis at an annual base salary of $200,000.  Mr. Greene received an annual bonus of $40,000 for the year ended December 31, 2017 and an annual bonus of $125,000 for the year ended December 31, 2016.  On June 9, 2016, Mr. Greene was granted 50,000 restricted stock units (RSUs) under our 2013 Plan (each RSU represents a contingent right to receive one share of our common stock).  50% of the RSUs vested on the one year anniversary of grant (June 9, 2017) and 50% will vest on the two year anniversary of grant (June 9, 2018).

During the year ended December 31, 2017, David Kahn, our Chief Financial Officer, exercised a stock option to purchase 15,000 shares of common stock at an exercise price of $1.40 per share.

Profit Sharing 401(k) Plan

We offer all employees who have completed a year of service (as defined) participation in a 401(k) retirement savings plan. 401(k) plans provide a tax-advantaged method of saving for retirement. We expensed matching contributions and profit sharing of $108,000 and $101,750 under the 401(k) plan for the years ended December 31, 2017 and December 31, 2016, respectively.

Director Compensation

In 2017, we compensated each non-management director of our company by granting to each such outside director 13,500 restricted stock units (each RSU represents a contingent right to receive one share of our common stock).  The RSUs vested in equal amounts of 3,375 RSUs on each of March 10, 2017, June 15, 2017, September 15, 2017 and December 15, 2017.  In addition, we pay our non-management directors cash director fees of $40,000 per annum ($10,000 per quarter). Non-management directors also receive additional cash compensation on an annual basis for serving on the following Board committees: Audit Committee Chairperson receives ($7,500) and members receives $5,000 and the Chairperson and members of each of the Compensation Committee and Nominating and Corporate Governance Committee receive annual fees of $3,750 and $2,500, respectively.

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

The following table sets forth the compensation awarded to, earned by or paid to all persons who served as members of our board of directors (other than our Named Executive Officers) during the year ended December 31, 2017.  No director who is also a Named Executive Officer received any compensation for services as a director in 2017.

Name	Fees earned or paid in cash ($)(1)	Stock Awards(2) (3) ($)	All other compensation ($)	Total ($)
Emanuel Pearlman	$50,000	$51,300	—	$101,300
Niv Harizman	$46,250	$51,300	—	$97,550
Allison Hoffman	$48,750	$51,300	—	$100,050

___________________________

(1)
Represents director's fees payable in cash to each non-management director of $10,000 per quarter ($40,000 per annum) for 2017 plus additional cash fees for serving on Board committees as disclosed in the text above.

(2)
The amounts included in this column represent the grant date fair value of restricted stock unit awards granted to directors, computed in accordance with FASB ASC Topic 718.  For a discussion of valuation assumptions see Note F[1] to our consolidated financial statements included in this Annual Report.  The 13,500 restricted stock units (RSUs) granted to each non-management director vested on a quarterly basis beginning March 15, 2017.  Each restricted stock unit represents the contingent right to receive one share of common stock.

(3)
As of December 31, 2017, the above listed directors also held outstanding stock options to purchase shares of our common stock as follows:  Mr. Pearlman – options to purchase 95,000 shares; Mr. Harizman – options to purchase 395,000 shares; and Ms. Hoffman - options to purchase 95,000 shares.

Outstanding Equity Awards at December 31, 2017

The following table sets forth information relating to unexercised options and unvested restricted stock units for each Named Executive Officer as of December 31, 2017:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested ($)	Equity incentive plan awards: Market value of unearned shares, units or other rights that have not vested (1) ($)
	Exercisable	Unexercisable
Corey M. Horowitz	500,000	—	$ 1.19	11/01/22	750,000(2)	$1,800,000
Chairman and CEO	750,000	—	$ 0.83	6/08/19

David Kahn Chief Financial Officer	50,000	—	$ 1.65	4/09/19	25,000(3)	$ 60,000

Jonathan Greene Executive Vice President	50,000	—	$ 1.65	4/09/19	25,000(4)	$ 60,000

_________________________________

(1)	In accordance with SEC rules, market value is based on $2.40 per share representing the closing price of our common stock on the last trading day of the year.

(2)
Represents (i) 250,000 based restricted stock units that vest on July 14, 2018, subject to Mr. Horowitz's continued employment by us; and (2) an aggregate of 500,000 performance based restricted stock units that vest at anytime beginning July 14, 2018 through July 14, 2021, subject to Mr. Horowitz's continued employment by us and our stock price achieving closing prices of $3.25 (250,000 restricted stock units shall vest) and $4.25 (250,000 additional restricted stock units shall vest), which stock price vesting conditions have been satisfied, all of which is described in detail under Executive Compensation – Narrative Disclosure to Summary Compensation Table on pages 52-54 of this Annual Report.

(3)	Represents 25,000 restricted stock units which vest on June 9, 2018, subject to Mr. Kahn's continued employment by us. Such restricted stock units were part of a grant of 50,000 RSUs on June 9, 2016.

(4)
Represents 25,000 restricted stock units which vest on June 9, 2018, subject to Mr. Greene's continued employment by us.  All such restricted stock units were part of a grant to Mr. Greene of 50,000 RSUs on June 9, 2016.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2018 for (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our executive officers and directors as a group.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(1)(2)	PERCENTAGE OF COMMON STOCK BENEFICIALLY OWNED(2)
Corey M. Horowitz(3)	7,118,769	28.5%
CMH Capital Management Corp(4)	2,291,372	9.7%
Steven D. Heinemann (5)	3,027,815	12.8%
Goose Hill Capital LLC(6)	2,442,582	10.2%
John Herzog(7)	1,200,130	5.1%
Niv Harizman(8)	454,360	1.9%
Allison Hoffman(9)	177,250	*
Emanuel Pearlman(10)	138,590	*
David C. Kahn(11)	101,264	*
Jonathan E. Greene(12)	76,512	*
All officers and directors as a group (6 Persons)	8,066,745	31.5%
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

(2)
A person is deemed to be the beneficial owner of shares of common stock that can be acquired by such person within 60 days from March 15, 2018 upon the exercise of options or restricted stock units that vest within such 60 day period. Each beneficial owner's percentage ownership is determined by assuming that all options and restricted stock units held by such person (but not those held by any other person) and which are exercisable or vested within 60 days from March 15, 2017 have been exercised and vested.  Assumes a base of 23,741,812 shares of our common stock outstanding.

(3)
Includes (i) 3,124,385 shares of common stock held by Mr. Horowitz, (ii) 1,250,000 shares of common stock subject to currently exercisable stock options held by Mr. Horowitz, (iii) 2,165,472 shares of common stock held by CMH Capital Management Corp., an entity solely owned by Mr. Horowitz, (iv) 125,900 shares of common stock owned by the CMH Capital Management Corp. Profit Sharing Plan, of which Mr. Horowitz is the trustee, (v) 67,471 shares of common stock owned by Donna Slavitt, the wife of Mr. Horowitz, (vi) an aggregate of 383,250 shares of common stock held by two trusts and a custodian account for the benefit of Mr. Horowitz's three children, and (vii) 2,291 shares of common stock held by Horowitz Partners, a general partnership of which Mr. Horowitz is a partner.  Does not include 750,000 shares of common stock from restricted stock units that will not vest within 60 days of March 15, 2018.

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

(5)
Includes 585,233 shares of common stock owned by Mr. Heinemann and 2,442,582 shares of common stock owned by Goose Hill Capital LLC.  Goose Hill Capital LLC is an entity in which Mr. Heinemann is the sole member.  Mr. Heinemann, by virtue of being the sole member of Goose Hill Capital LLC, has the sole power to vote and dispose of the shares of common stock owned by Goose Hill Capital LLC. The aforementioned beneficial ownership is based upon a Form 4 filed by Mr. Heinemann with the SEC on December 1, 2017.  The address for Mr. Heinemann is c/o Goose Hill Capital, LLC, 12378 Indian Road, North Palm Beach, Florida 33408.

(6)
Includes 2,442,582 shares of common stock. Steven D. Heinemann, by virtue of being the sole member of Goose Hill Capital LLC, has the sole power to vote and dispose of the shares of common stock owned by Goose Hill Capital LLC. The aforementioned beneficial ownership is based upon a Form 4 filed by Mr. Heinemann with the SEC on December 1, 2017.  The address for Goose Hill Capital LLC is 12378 Indian Road, North Palm Beach, Florida 33408.

(7)
Includes 1,200,130 shares of common stock.  The aforementioned beneficial ownership is based upon a Schedule 13G filed by Mr. Herzog with the SEC on February 10, 2016.  The address of Mr. Herzog is 824 Harbor Road, Southport, Connecticut 06890-1410.

(8)
Includes (i) 84,360 shares of common stock and (ii) 370,000 shares of common stock subject to currently exercisable options owned by Mr. Harizman.  Does not include 11,250 shares of common stock from restricted stock units that do not vest within 60 days from March 15, 2018.

(9)
Includes (i) 107,250 shares of common stock and (ii) 70,000 shares of common stock subject to currently exercisable options owned by Ms. Hoffman.  Does not include 11,250 shares of common stock from restricted stock units that do not vest within 60 days from March 15, 2018.

(10)
Includes (i) 68,590 shares of common stock and (ii) 70,000 shares of common stock subject to currently exercisable stock options owned by Mr. Pearlman.  Does not include 11,250 shares of common stock from restricted stock units that do not vest within 60 days from March 15, 2018.

(11)
Includes (i) 51,264 shares of common stock and (ii) 50,000 shares of common stock subject to currently exercisable stock options owned by Mr. Kahn.  Does not include (i) 25,000 shares of common stock from restricted stock units that do not vest within 60 days from March 15, 2018 and (ii) 132,800 shares of common stock owned by Mr. Kahn's children.

(12)
Includes (i) 26,512 shares of common stock and (ii) 50,000 shares of common stock subject to currently exercisable options owned by Mr. Greene.  Does not include 25,000 shares of common stock from restricted stock units that do not vest within 60 days from March 15, 2018.

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

Director Independence

Three of our five directors, Emanuel Pearlman, Niv Harizman and Allison Hoffman, are considered independent directors in compliance with the standard of independence in Section 803A(2) of the NYSE American LLC Company Guide.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Friedman LLP, our independent registered public accounting firm, billed us aggregate fees of $105,000 and $100,000, respectively, for the years ended December 31, 2017 and December 31, 2016 for the audit of our annual financial statements, review of our financial statements included in our Form 10-Qs and for other services in connection with statutory or regulatory filings.

Audit Related Fees, Tax Fees and All Other Fees

Friedman LLP provided various tax compliance services for which it billed us $20,000 and $10,900, respectively, for the years ended December 31, 2017 and December 31, 2016.  Friedman LLP did not render any other professional services other than those discussed above for the years ended December 31, 2017 and December 31, 2016.

Audit Committee Pre-Approval Policies and Procedures

Our audit committee charter provides that our audit committee must comply with SEC rules to maintain auditor independence as set forth in Rule 2-01(c)(7)(i) of Regulation S-X.  The Audit Committee has a policy to pre-approve all audit and permissible non-audit services to be provided by our independent registered public accounting firm.  All the services above were approved in advance by our Board of Directors.

NETWORK-1 TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
 Network-1 Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Network-1 Technologies, Inc. ("the Company") as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years ended December 31, 2017 and 2016, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Friedman LLP
We have served as the Company's auditor since 2014.

New York, New York
April 2, 2018

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$53,101,000	$50,918,000
Marketable securities, available for sale	1,054,000	1,065,000
Royalty receivables, net	575,000	2,879,000
Prepaid taxes	125,000	1,195,000
Other current assets	83,000	83,000

Total Current Assets	54,938,000	56,140,000

OTHER ASSETS:
Deferred tax assets	168,000	207,000
Patents, net of accumulated amortization	2,169,000	1,231,000
Security deposits	19,000	19,000

Total Other Assets	$2,356,000	1,457,000

TOTAL ASSETS	$57,294,000	$57,597,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$244,000	$171,000
Accrued contingency fees and related costs	1,780,000	2,681,000
Accrued payroll	709,000	1,748,000
Other accrued expenses	149,000	125,000

TOTAL LIABILITIES	2,882,000	4,725,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value; authorized 10,000,000 shares; none issued and outstanding at December 31, 2017 and December 31, 2016	—	—

Common stock, $0.01 par value; authorized 50,000,000 shares; 23,843,915 and 23,744,829 issued and outstanding at December 31, 2017 and December 31, 2016, respectively	238,000	238,000

Additional paid-in capital	64,435,000	62,367,000
Accumulated deficit	(10,219,000)	(9,702,000)
Accumulated other comprehensive loss	(42,000)	(31,000)

TOTAL STOCKHOLDERS' EQUITY	54,412,000	52,872,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$57,294,000	$57,597,000

The accompanying notes are an integral part of the consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2017	2016
REVENUE	$16,451,000	$65,088,000

OPERATING EXPENSES:
Costs of revenue	4,970,000	25,794,000
Professional fees and related costs	2,057,000	2,590,000
General and administrative	2,255,000	2,782,000
Amortization of patents	206,000	813,000
Stock-based compensation	949,000	509,000
Contingent patent cost	―	500,000
TOTAL OPERATING EXPENSES	10,437,000	32,988,000

OPERATING INCOME	6,014,000	32,100,000
OTHER INCOME:
Interest income, net	215,000	61,000

INCOME BEFORE INCOME TAXES	6,229,000	32,161,000

INCOME TAXES:
Current	2,057,000	4,187,000
Deferred taxes, net	39,000	4,751,000
Total income taxes	2,096,000	8,938,000
NET INCOME	$4,133,000	$23,223,000

Net Income Per Share
Basic	$0.17	$1.00
Diluted	$0.16	$0.93

Weighted average common shares outstanding:
Basic	24,147,908	23,320,065
Diluted	26,396,160	24,885,282
Cash dividends declared per share	$0.10	―

NET INCOME	$4,133,000	$23,223,000

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding gain (loss) on securities available-for-sale arising during the year	(11,000)	4,000
Total other comprehensive income (loss)	(11,000)	4,000

COMPREHENSIVE INCOME	$4,122,000	$23,227,000

The accompanying notes are an integral part of the consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
	Shares	Amount

Balance – January 1, 2016	23,211,149	$232,000	$61,249,000	$(32,756,000)	$(35,000)	$28,690,000
Stock-based compensation	―	―	509,000	―	―	509,000
Vesting of restricted stock units	45,000	*	―	―	―	―
Proceeds from exercise of options	59,749	1,000	88,000	―	―	89,000
Cashless exercise of options	470,251	5,000	―	―	―	5,000
Value of shares delivered to fund option exercise	(351,541)	(4,000)	―	―	―	(4,000)
Value of shares delivered to pay withholding taxes	(21,379)	*	―	(49,000)	―	(49,000)
Proceeds from exercise of warrants	375,000	4,000	521,000	―	―	525,000
Treasury stock purchased and retired	(43,400)	*	―	(120,000)	―	(120,000)
Unrealized gain on securities available-for-sale	―	―	―	―	4,000	4,000
Net income	―	―	―	23,223,000	―	23,223,000
Balance – December 31, 2016	23,744,829	$238,000	$62,367,000	$(9,702,000)	$(31,000)	$52,872,000

Dividends and dividend equivalents declared	―	―	―	(2,505,000)	―	(2,505,000)
Stock-based compensation	―	―	949,000	―	―	949,000
Vesting of restricted stock units	110,500	1,000	―	―	―	1,000
Value of shares delivered to pay withholding taxes	(13,599)	*	―	(56,000)	―	(56,000)
Proceeds from exercise of options	250,000	2,000	335,000	―	―	337,000
Cashless exercise of options	50,000	*	―	―	―	―
Value of shares delivered to fund option exercise	(23,266)	*	―	―	―	―
Proceeds from exercise of warrants	375,000	4,000	784,000	―	―	788,000
Treasury stock purchased and retired	(649,549)	(7,000)	―	(2,089,000)	―	(2,096,000)
Unrealized loss on securities available-for-sale	―	―	―	―	(11,000)	(11,000)
Net income	―	―	―	4,133,000	―	4,133,000
Balance – December 31, 2017	23,843,915	238,000	$64,435,000	$(10,219,000)	$(42,000)	$54,412,000
__________________
* Less than $1,000
The accompanying notes are an integral part of the consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017		2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$4,133,000		$23,223,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of patents		206,000		813,000
Stock-based compensation		949,000		509,000
Deferred tax provision		39,000		4,751,000

Changes in operating assets and liabilities:
Royalty receivables		2,304,000		(1,342,000)
Prepaid taxes		1,070,000		(1,195,000)
Other current assets		―		113,000
Accounts payable		73,000		32,000
Accrued expenses		(2,000,000)		3,002,000

NET CASH PROVIDED BY OPERATING ACTIVITIES		6,774,000		29,906,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of patents		(1,144,000)		(42,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid		(2,420,000)		―
Value of shares delivered to fund withholding taxes on vesting of restricted stock units		(56,000)		(49,000)
Repurchases of common stock, net of commissions		(2,096,000)		(120,000)
Proceeds from exercises of options and warrants		1,125,000		615,000

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		(3,447,000)		446,000

NET INCREASE IN CASH AND CASH EQUIVALENTS		2,183,000		30,310,000

CASH AND CASH EQUIVALENTS, beginning of year		50,918,000		20,608,000

CASH AND CASH EQUIVALENTS, end of year		$53,101,000		$50,918,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the years for:
Interest	$	―	$	―
Income taxes		$1,290,000		$5,265,000

NON-CASH FINANCING ACTIVITY
Accrued dividend rights on restricted stock units		$84,000		―

The accompanying notes are an integral part of the consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2017 and 2016

NOTE A – Business

Network-1 Technologies, Inc. (the "Company") is engaged in the development, licensing and protection of its intellectual property assets.  The Company presently owns fifty-one (51) patents including (i) the remote power patent (the "Remote Power Patent") covering delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) the Mirror Worlds patent portfolio (the "Mirror Worlds Patent Portfolio") relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) the Cox patent portfolio (the "Cox Patent Portfolio) relating to enabling technology for identifying media content on the Internet and taking further action to be performed based on such identification; (iv) M2M/IoT patent portfolio (the "M2M/IoT Patent Portfolio") relating to, among other things, enabling technology for authenticating and using embedded sim cards in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers; and (v) QoS patents (the "QoS Patents") relating to systems and methods for the transmission of audio, video and data over computer and telephony networks in order to achieve high quality of service (QoS). The Company has been actively engaged in licensing its Remote Power Patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables.  The Company has entered into twenty-seven (27) license agreements with respect to its Remote Power Patent.  The Company has also entered into two license agreements with respect to its Mirror Worlds Patent Portfolio.  The Company's current strategy includes continuing to pursue licensing opportunities for its intellectual property assets.  In addition, the Company continually reviews opportunities to acquire or license additional intellectual property as well as other strategic alternatives. The Company's acquisition strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as the Company has achieved with respect to its Remote Power Patent and Mirror Worlds Patent Portfolio.  In addition, the Company may also enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.

On November 13, 2017, a jury empaneled in the United States District Court for the Eastern District of Texas, Tyler Division, found that certain claims of the Company's Remote Power Patent were invalid and not infringed by Hewlett-Packard (the "HP Jury Verdict").  The Company has depended upon its Remote Power Patent for a significant portion of its revenue.  As a result of the HP Jury Verdict several of the Company's largest licensees, including Cisco Systems, Inc. its largest licensee, have notified the Company that they will no longer make ongoing royalty payments to the Company pursuant to their license agreements.  If the District Court enters an order confirming the HP Jury Verdict and finding certain claims of the Remote Power Patent obvious (invalid) and either (i) the Company is unable to reverse the District Court order on appeal, or (ii) there is an arbitration ruling that the District Court order relieves the obligation of certain of the Company's licensees, including Cisco Systems, Inc., to continue to pay the Company royalties and the District Court order is not subsequently reversed on appeal, the Company's business, results of operations and cash-flow will be materially adversely effected (see Note I[1] and I[2] hereof).

Consistent with the Company's revenue recognition policy (see Note B[7] hereof), the Company did not record revenue in the fourth quarter of 2017 from certain licensees, including Cisco, Dell and Netgear, who advised the Company they would not pay the Company ongoing royalties as a result of the HP Jury Verdict.  The Company disagrees with the position taken by such licensees and intends to pursue arbitration if it does not achieve a satisfactory resolution (see Note I[1] hereof).

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

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2017 and 2016

NOTE B – Summary of Significant Accounting Policies

[1]	Use of Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company's consolidated financial statements include revenue recognition, stock-based compensation, income taxes and valuation of patents.  Actual results could be materially different from those estimates, upon which the carrying values were based.

[2]	Cash and Cash Equivalents

The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC").  At December 31, 2017, the Company maintained a cash balance of $42,066,000 in excess of FDIC limits.

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Cash and cash equivalents as of December 31, 2017 and December 31, 2016 are composed of:

	December 31, 2017	December 31, 2016

Cash and cash equivalents	$9,764,000	$9,452,000
Money market funds	43,337,000	41,466,000
Total	$53,101,000	$50,918,000

[3]	Marketable Securities

Marketable securities are classified as available-for-sale and are recorded at fair market value.  Unrealized gains and losses are reported as other comprehensive income or loss.  Realized gains and losses are reclassified from other comprehensive income or loss to net income or loss in the period they are realized.  At December 31, 2017 and December 31, 2016, the Company's marketable securities consisted of two corporate bonds (face value $1,000,000) with a 3.9% and 4.5% coupon and maturities greater than three months when purchased.  The Company's marketable securities mature in 2021 and it is not the intention of the Company to hold such securities until maturity.

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

Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.  Accordingly, the Company records impairment losses on long-lived assets used in operations or expected to be disposed of when indicators of impairment exist and the undiscounted cash flows expected to be derived from those assets are less than carrying amounts of these assets.  At December 31, 2017 and December 31, 2016, there was no impairment to the Company's patents.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2017 and 2016

NOTE B – Summary of Significant Accounting Policies (continued)

[6]	Allowance for Doubtful Accounts

The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to their expected net realizable value.  There was no allowance for doubtful accounts at December 31, 2017 and 2016.

[7]	Revenue Recognition

The Company recognizes revenue received from the licensing of its intellectual property and other related intellectual property activities.  Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the applicable license agreement, (iii) amounts are fixed or determinable, and (iv) collectability of amounts is reasonably assured.  In connection with recurring revenue from royalty bearing licenses, the Company relies on royalty reports received from third party licensees to record its revenue.  From time to time the Company may audit or otherwise dispute royalties reported from licensees.

Any adjusted royalty revenue as a result of such audits or dispute is recorded by the Company in the period in which such adjustment is agreed to by the Company and the licensee or otherwise determined.

Revenue from the Company's patent licensing and enforcement business is generated from negotiated license agreements.  Generally, in the event of settlement of litigation related to the Company's assertion of patent infringement involving its intellectual property, defendants will either pay (i) a non-refundable lump sum payment for a non-exclusive fully-paid license (a "Fully-Paid License"), or (ii) a non-refundable lump sum payment (license initiation fee) together with an ongoing obligation to pay quarterly or monthly royalties to the Company for the life of the licensed patent (a "Royalty Bearing License").

The Company's license agreements, both Fully-Paid Licenses and Royalty Bearing Licenses, typically include some combination of the following: (i) the grant of a non-exclusive license to manufacture and/or sell products covered by its patented technologies; (ii) the release of the licensee from certain claims, and (iii) the dismissal of any pending litigation.  The intellectual property rights granted pursuant to these licenses typically extend until the expiration of the related patents.  Pursuant to the terms of these agreements, the Company typically has no further obligations with respect to the grant of the non-exclusive licenses.  Generally, the license agreements provide for the grant of the licenses, releases, and other significant deliverables following execution of the agreement and the receipt of the up-front lump sum payment for a Fully-Paid License or a license initiation fee for a Royalty Bearing License.

Ongoing Royalty Payments:  Certain of the Company's revenue from Royalty Bearing Licenses results from the calculation of royalties based on a licensee's actual quarterly sales (one licensee pays monthly royalties) or actual per unit activity, applied to a contractual royalty rate.  Licensees that pay royalties on a quarterly basis generally report actual quarterly sales and related quarterly royalties due within 45 days after the end of the quarter in which such sales activity takes place.  Licensees with Royalty Bearing Licenses are obligated to provide the Company with quarterly (or monthly) royalty reports that summarize their sales of licensed products and their related royalty obligations to the Company.  The Company receives these royalty reports subsequent to the period in which its licensees underlying sales occurred.  The amount of royalties due under Royalty Bearing Licenses, each quarter, cannot be reasonably estimated by management.  Consequently, the Company recognizes revenue for the period in which the royalty report is received in arrears and other revenue recognition criteria are met.

Non-Refundable Up-Front Fees:  Fully-Paid Licenses provide for a non-refundable up-front payment, for which the Company has no future obligations or performance requirements, revenue is generally recognized when the Company has obtained the signed license agreement, all obligations have been substantially performed, amounts are fixed and determinable, and collectability is reasonably assured.  Revenue from Fully-Paid Licenses may consist of one or more installments.  The timing and amount of revenue recognized from each licensee depends upon a number of factors including the specific terms of each agreement and the nature of the deliverables and obligations.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2017 and 2016

NOTE B – Summary of Significant Accounting Policies  (continued)

[8]	Costs of Revenue

The Company includes in costs of revenue for the year ended December 31, 2017 and 2016 contingent legal fees payable to patent litigation counsel (see Note G[1] hereof), other contractual payments related to net proceeds from settlements (see Note G[2] hereof) and incentive bonus compensation payable to its Chairman and Chief Executive Officer (see Note H[1] hereof).

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

ASC 740-10, "Accounting for Uncertainty in Income Taxes," defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.  The Company had no uncertain tax positions as of December 31, 2017 and December 31, 2016.

United States federal, state and local income tax returns prior to 2014 are not subject to examination by any applicable tax authorities, except that tax authorities could challenge returns (only under certain circumstances) for earlier years to the extent they generated loss carry-forwards that are available for those future years.

On December 22, 2017, the 2017 Tax Cuts and Job Act was enacted into law and the new legislation contains key tax provisions that affect the Company.  The Company is  required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring its U.S. deferred tax assets and liabilities as well as reassessing the net realizability of deferred tax assets and liabilities.  In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows the Company to record provisional amounts during a measurement period not extended beyond one year of the enactment date.

[10]	Stock-Based Compensation

The Company accounts for its stock-based compensation awards to employees and directors in accordance with FASB ASC Topic 718, Compensation - Stock Compensation ("ASC 718"). ASC 718 requires all stock-based compensation to employees, including grants of employee stock options and restricted stock units, to be recognized in the consolidated statements of income and comprehensive income based on their grant date fair values. Compensation expense related to awards to employees is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Share based payments issued to non-employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period and are expensed using an accelerated attribution model. The Company uses the Black-Scholes

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2017 and 2016

NOTE B – Summary of Significant Accounting Policies  (continued)

option pricing model to determine the grant date fair value of options granted.  The fair value of restricted stock units is determined based on the number of shares granted and either the quoted market price of the Company's common stock on the date of grant for time-based and performance-based awards, or the fair value on the date of grant using the Monte Carlo Simulation model for market-based awards (see Note F for further discussion of the Company's stock – based compensation).

[11]	Earnings Per Share

The Company reports earnings per share in accordance with U.S. GAAP, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts, such as warrants and options to purchase common stock were exercised and shares were issued pursuant to outstanding restricted stock units. Common stock equivalents having an anti-dilutive effect on earnings per share are excluded from the calculation of diluted earnings per share (see Note D).

[12]	Financial Instruments

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

Marketable securities available for sale are measured at fair value on a recurring basis based on Level 1 inputs (see Note B[3]).  The Company also measures the fair value of certain assets on a non-recurring basis, when events or circumstances indicate the carrying amount of the assets may be impaired.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2017 and 2016

NOTE B – Summary of Significant Accounting Policies (continued)

[13]	Dividend Policy

Dividends are recorded when declared by the Company's Board of Directors. Common stock dividends are charged against retained earnings when declared or paid (See Note M hereof).

[14]	Recently Issued Accounting Standards

In August 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230, Statement of Cash Flows. This ASU provides guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted.  The adoption of this ASU will not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU No. 2014-09 provides for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance.  The new revenue standard allows for either full retrospective or modified retrospective application.  The Company is required to adopt the amendments in ASU No. 2014-09 using one of the two acceptable methods.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU No. 2014-09 to annual periods beginning after December 2017, along with an option to permit early adoption as of the original effective date.  In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends the guidance in 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property.  The ASU does not change the core principle of the guidance in Topic 606. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840) and Leases (Topic 842), which provides additional implementation guidance on the previously issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). In November 2017, the FASB issued ASU 2017-14, Income Statement-Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606), which provides additional implementation guidance on the previously issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The effective date and transition requirements for the ASUs are the same as the effective date and transition requirements in Topic 606.  The ASUs apply for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The Company will adopt  ASU 2014-09 on January 1, 2018 using the modified retrospective approach.  The Company does not anticipate a modified retrospective adjustment to be recorded upon adoption as it relates to the amount and timing of revenue recognized from its existing license agreements for its intellectual property.  The Company will continue to evaluate any new license agreements entered into in the future relating to the new revenue recognition policy which will be adopted on January 1, 2018.

In May 2017, FASB issued ASU No. 2017-09 Compensation – Stock Compensation (Topic 718) which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting in Topic 718.  The new standard is effective beginning after December 15, 2017 with early adoption permitted.  This standard, adopted on a prospective basis, will not have a material impact on its consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2017 and 2016

NOTE B – Summary of Significant Accounting Policies (continued)

Accounting Standards Adopted in 2017

In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification ("ASC") Topic 718, Compensation - Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Prior to this amendment, excess tax benefits resulting from the difference between the deduction for tax purposes and the compensation costs recognized for financial reporting were not recognized until the deduction reduced taxes payable.  The Company has evaluated this on a modified retrospective basis and determined that no adjustment was necessary.  Under the new method the Company recognizes excess tax benefits in the current accounting period.   Additionally, ASU 2016-09 requires that the Company present excess tax benefits on the Statement of Cash Flows as an operating activity. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016. The Company adopted ASU 2016-09 in the first quarter of 2017 and elected to apply this adoption prospectively as a result prior periods have not been adjusted.  The effective tax rate for the year ended December 31, 2017 was not materially different from the federal statutory rate.

NOTE C - PATENTS

The Company's intangible assets at December 31, 2017 include patents with estimated remaining economic useful lives ranging from 2.5 to 16 years.  For all periods presented, all of the Company's patents were subject to amortization.  The gross carrying amounts and accumulated amortization related to acquired intangible assets as of December 31, 2017 and 2016 are as follows:

	2017	2016

Gross carrying amount	$7,571,000	$6,427,000
Accumulated amortization	(5,402,000)	(5,196,000)
Patents, net	$2,169,000	$1,231,000

Amortization expense for the years ended December 31, 2017 and 2016 was $206,000 and $813,000, respectively.  Future amortization of current intangible assets, net is as follows:

For the year ended December 31,
2018	$278,000
2019	$272,000
2020	$272,000
2021	$266,000
2022 and thereafter	$1,081,000
Total	$2,169,000

The Company's Remote Power Patent expires in March 2020. The expiration dates of the patents within the Company's Mirror Worlds Patent Portfolio range from April 2018 to February 2020 (eight of the patents in the Mirror Worlds Patent Portfolio expired as of December 31, 2017).  The expiration dates of the patents within the Cox Patent Portfolio range from September 2021 to November 2023.  The expiration dates of patents within the Company's M2M/IoT Patent Portfolio range from January 2034 to May 2034 and the expiration date of patents within the Company's QoS patents is June 2019.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2017 and 2016

NOTE D - EARNINGS PER SHARE

Basic Earnings per share is calculated by dividing the net income by the weighted average number of outstanding common shares during the period.  Diluted per share data included the dilutive effects of options, warrants and restricted stock units.  Potential shares of 2,830,000 and 3,575,000 at December 31, 2017 and 2016, respectively, consisted of options, restricted stock units and warrants.  Computations of basic and diluted weighted average common shares outstanding are as follows:

	2017	2016

Weighted-average common shares outstanding - basic	24,147,908	23,320,065

Dilutive effect of options, warrants and restricted stock units	2,248,252	1,565,217

Weighted-average common shares outstanding - diluted	26,396,160	24,885,282

Options, restricted stock units and warrants excluded from the computation of diluted income per share because the effect of inclusion would have been anti-dilutive	―	230,978

NOTE E – INCOME TAXES

Significant components of the income taxes were as follows for the years ended December 31, 2017 and December 31, 2016.

	2017	2016
Current
State and local	$45,000	$170,000
Federal	2,012,000	4,017,000

Total Current Tax Expense	$2,057,000	$4,187,000

Deferred
State and local	1,000	163,000
Federal	38,000	4,588,000
Total Deferred Tax Expense	39,000	4,751,000

Total Income Taxes	$2,096,000	$8,938,000

Significant components of deferred tax assets as of December 31, 2017 and December 31, 2016 consist of the following:

	2017	2016
Deferred tax assets:
Options, warrants and restricted stock units	168,000	207,000
	$168,000	$207,000

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2017 and 2016

NOTE E – INCOME TAXES (continued)

The Company utilized its remaining federal, state and local net operating loss carry-forwards of approximately $20.7 million in 2016.

The reconciliation between the taxes as shown and the amount that would be computed by applying the statutory federal income tax rate to the net income before income taxes is as follows:

	Year Ended
	December 31,
	2017	2016

Income tax - statutory rate	34.0%	34.0%
State and local, net	0.73%	1.03%
Other – Net	(1.08%)	0.3%
Change in Valuation allowance on deferred tax assets	—	(7.3)%
	33.65%	28.03%

While only the tax returns for the three years ended prior to December 31, 2017 are open for examination for taxes payable for those years, tax authorities could challenge returns (only under certain circumstances) for earlier years to the extent that they generated loss carry-forwards that are available for those future years.

The Company re-measured certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%. However, the Company is still examining certain aspects of the 2017 Tax Cuts and Job Act and refining calculations which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

The personal holding company ("PHC") rules under the Internal Revenue Code impose a 20% tax on a PHC's undistributed personal holding company income ("PHC Income"), which means, in general, taxable income subject to certain adjustments.  For a corporation to be classified as a PHC, it must satisfy two tests: (i) that more than 50% in value of its outstanding shares must be owned directly or indirectly by 5 or fewer individuals at anytime during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the "Ownership Test") and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the "Income Test").  In the second half of 2017 (as well as the second half of prior years), the Company did not meet the Ownership Test.  Due to the significant number of shares held by the Company's largest shareholders, the Company continually assesses its share ownership to determine whether it meets the Ownership Test.  If the Ownership Test were met and the income generated by the Company were determined to constitute "royalties" within the meaning of the Income Test, the Company would constitute a PHC and the Company would be subject to a 20% tax on the amount of any PHC Income that it does not distribute to its shareholders.

NOTE F – Stockholders' Equity

The 2013 Stock Incentive Plan ("2013 Plan") provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock, (d) stock appreciation rights, and (e) other stock-based awards including restricted stock units.  Awards under the 2013 Plan may be granted singly, in combination, or in tandem.  Subject to standard anti-dilution adjustments as provided, the 2013 Plan provides for an aggregate of 2,600,000 shares of the Company's common stock to be available for distribution.  The Company's Compensation Committee generally has the authority to administer the 2013 Plan, determine participants who will be granted awards, the size and types of awards, the terms and conditions of awards and the form and content of the award agreements representing awards.  Awards under the 2013 Plan may be granted to employees, directors and consultants of the Company and its subsidiaries.  As of December 31, 2017, there are 1,253,099 shares of common stock available for issuance under the 2013 Plan.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2017 and 2016

NOTE F – Stockholders' Equity (continued)

[1]	Restricted Stock Units

During the year ended December 31, 2017, the Company granted 13,500 restricted stock units ("RSUs") under the 2013 Plan to each of its three non-management directors as an annual grant for 2017 for service on the Company's Board of Directors.  Each RSU represented a contingent right to receive one share of the Company's common stock.  The RSUs vested in four equal quarterly installments of 3,375 shares of common stock on March 15, 2017, June 15, 2017, September 15, 2017 and December 15, 2017, subject to continued service on the Board of Directors.

During the year ended December 31, 2016, the Company granted 15,000 RSUs under the 2013 Plan to each of its three non-management directors.  The RSUs vested 7,500 shares of common stock on March 9, 2016 (the date of grant) and 3,750 shares on September 9, 2016 and December 9, 2016, subject to continued service on the Board of Directors.

On June 9, 2016, the Company also granted 50,000 RSUs under the 2013 Plan to each of its Chief Financial Officer and Executive Vice President, and 40,000 RSUs to a consultant to the Company.  Each such RSUs vested 50% on the one year anniversary of grant (June 9, 2017) and will vest 50% on the two year anniversary of grant (June 9, 2018), subject to continue service to the Company.

In July 2016, the Company granted to the Chairman and Chief Executive Officer, under its 2013 Plan, 750,000 RSUs (each RSU awarded by the Company represents a contingent right to receive one share of the Company's common stock) which vest in three tranches, as follows: (i) 250,000 RSUs shall vest on July 14, 2018, subject to the Chairman and Chief Executive's continued employment by the Company through the vesting date (the "Employment Condition"); (ii) 250,000 RSUs shall vest at any time beginning July 14, 2018 through July 14, 2021 in equal annual installments for the remaining term of employment, subject to (1) the Employment Condition being satisfied through each such annual vesting date and (2) the Company's common stock achieving a closing price (for 20 consecutive trading days) of a minimum of $3.25 per share (subject to adjustment for stock splits) at any time during the term of employment; and (iii) 250,000 RSUs vest at any time beginning July 14, 2018 through July 14, 2021 in equal annual installments for the remaining term of employment subject to (1) the Employment Condition being satisfied through each such annual vesting date and (2) the Company's common stock achieving a closing price (for 20 consecutive trading days) of a minimum of $4.25 per share (subject to adjustment for stock splits) at any time during the term of employment.  The aforementioned stock price vesting conditions of $3.25 per share and $4.25 per share have been satisfied.  Notwithstanding the aforementioned, in the event of a Change of Control (as defined), a Termination Other Than for Cause (as defined), or a termination of employment for Good Reason (as defined), all of the 750,000 RSUs shall accelerate and become immediately fully vested.  All RSUs granted by the Company to its officers, directors or consultants have dividend equivalent rights.

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

All of the Company's issued and RSUs have dividend equivalent rights. As of December 31, 2017, there was $84,000 accrued for dividend equivalent rights.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2017 and 2016

NOTE F – Stockholders' Equity (continued)

A summary of restricted stock units granted during the year ended December 31, 2017 is as follows (each restricted stock unit represents the contingent right to receive one share of the Company's common stock):

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance of restricted stock units outstanding at December 31, 2016	890,000	$2.29
Grants of restricted stock units	40,500	3.80
Vested restricted stock units	(110,500)	2.96
Balance of unvested restricted stock units at December 31, 2017	820,000	$2.28

Restricted stock unit compensation expense was $949,000 for the year ended December 31, 2017 and $497,000 for the year ended December 31, 2016.

The Company has an aggregate of $860,000 of unrecognized restricted stock unit compensation expense as of December 31, 2017 to be expensed over a weighted average period of 1.58 years.

[2]	Stock Options

At December 31, 2017, stock options to purchase an aggregate of 385,000 shares of common stock were outstanding under the 2013 Plan and options to purchase 1,625,000 shares of common stock were outstanding representing option grants outside of the 2013 Plan (issued prior to the establishment of the 2013 Plan).  There were no grants of stock options during the years ended December 31, 2017 and December 31, 2016.

The following table summarizes stock option activity for the years ended December 31:

	2017		2016
		Weighted		Weighted
		Average		Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price

Options outstanding at beginning of year	2,310,000	$1.29	2,855,000	$1.33
Granted	―	―	―	―
Expired	—	—	(15,000)	$1.31
Exercised	(300,000)	$1.31	(530,000)	$1.53

Options outstanding at end of year	2,010,000	$1.28	2,310,000	$1.29

Options exercisable at end of year	2,010,000	$1.28	2,310,000	$1.29

During the year ended December 31, 2017 and December 31, 2016, the Company did not grant any stock options. During the year ended December 31, 2017, the Company did not recognize any stock-based compensation related to the vesting of prior issued stock options to employees and directors.  During the year ended December 31, 2016, the Company recognized stock-based compensation of $12,000 related to the issuance of stock options and vesting of prior issued options.  The Company at December 31, 2017 and 2016 has no remaining unrecognized expenses related to unvested stock options to employees and directors.  The aggregate intrinsic value of all stock options exercisable at December 31, 2017 was $2,245,550.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2017 and 2016

NOTE F - Stockholders' Equity (continued)

During the year ended December 31, 2017, stock options to purchase an aggregate of 300,000 shares of the Company's common stock were exercised (50,000 shares of which were exercised on a net exercise (cashless) basis), by a former director of the Company (125,000 shares), the Company's Chief Financial Officer and his three children (an aggregate of 75,000 shares), and two directors of the Company (each 50,000 shares) at exercise prices ranging from $1.14 to $1.40 per share.  With respect to the aforementioned stock option to purchase 50,000 shares exercised on a net exercise (cashless) basis by a director of the Company, net shares of 26,734 were delivered to the director.

During the year ended December 31, 2016, stock options to purchase an aggregate of 530,000 shares of common stock were exercised (470,251 of which were exercised on a net exercise (cashless) basis), by the Company's Chief Financial Officer (100,000 shares), Executive Vice President (240,000 shares), a director (75,000 shares), a consultant (90,000 shares) and a former director (25,000 shares), at prices ranging from $1.21 to $1.60 per share.  With respect to the aforementioned stock option exercises on a net exercise (cashless) basis, aggregate net shares of 132,080 were delivered to the Chief Financial Officer (43,580 shares), Executive Vice President (23,944 shares), director (47,283) and a consultant (17,273 shares).

The following table presents information relating to all stock options outstanding and exercisable at December 31, 2017:

Weighted
		Weighted	Average
Range of		Average	Remaining
Exercise	Options	Exercise	Life in	Options
Price	Outstanding	Price	Years	Exercisable

$0.83 - $2.34	2,010,000	$1.28	2.10	2,010,000

[3]	Warrants:

As of December 31, 2017, there were no outstanding warrants to purchase shares of the Company's common stock. As of December 31, 2016, the following are the outstanding warrants to purchase shares of the Company's common stock:

2016

Number of Warrants	Exercise Price	Expiration Date

250,000	$2.10	May 21, 2018
125,000	$2.10	July 26, 2018
375,000

The outstanding warrants to purchase an aggregate of 375,000 shares of common stock at December 31, 2016 pertain to 5-year warrants issued to Recognition Interface, LLC in connection with the Company's (through Mirror Worlds Technologies, LLC, its wholly-owned subsidiary) purchase of the Mirror Worlds Patent Portfolio in May 2013 (See Note G[2]).

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2017 and 2016

NOTE F - Stockholders' Equity (continued)

During the year ended December 31, 2016, Recognition Interface, LLC exercised warrants to purchase an aggregate of 375,000 shares of the Company's common stock at an exercise price of $1.40 per share resulting in gross proceeds to the Company of $525,000.  In January 2017, Recognition Interface, LLC exercised warrants to purchase an additional 375,000 shares of the Company's common stock at an exercise price of $2.10 per share, resulting in additional gross proceeds to the Company of $787,500.

NOTE G - Commitments and Contingencies

[1]	Legal fees:

Russ, August & Kabat provides legal services to the Company with respect to its pending patent litigation filed in May 2017 against Facebook, Inc. in the United States District Court for the Southern District of New York relating to several patents within the Company's Mirror Worlds Patent Portfolio (see Note [I[5]] to the Company's consolidated financial statements included in this Annual Report).  The terms of the Company's agreement with Russ, August & Kabat provide for cash payments on a monthly basis subject to a cap plus a contingency fee ranging between 15% and 24% of the net recovery (after deduction of expenses) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved.  The Company is responsible for all of the expenses incurred with respect to this litigation.

Russ, August & Kabat also provides legal services to the Company with respect to its pending patent litigations filed in April 2014 and December 2014 against Google Inc. and YouTube, LLC in the United States District Court for the Southern District of New York relating to certain patents within the Cox Patent Portfolio acquired by the Company from Dr. Cox (see Note I[3] hereof).  The terms of the Company's agreement with Russ, August & Kabat provide for legal fees on a full contingency basis ranging from 15% to 30% of the net recovery (after deduction of expenses) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved.  The Company is responsible for all of the expenses incurred with respect to this litigation.

Dovel & Luner, LLP provides legal services to the Company with respect to the Company's pending patent litigation filed in September 2011 against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, (Tyler Division) (see Note I[1]).  The terms of the Company's agreement with Dovel & Luner LLP essentially provide for legal fees on a full contingency basis ranging from 12.5% to 35% (with certain exceptions) of the net recovery (after deduction for expenses) depending on the stage of the preceding in which a result (settlement or judgment) is achieved.  For the year ended December 31, 2017 and December 31, 2016, the Company incurred contingent legal fees and expenses to Dovel & Luner of $2,954,000 and $4,626,000, respectively, with respect to the litigation.

Dovel & Luner, LLP provided legal services to the Company with respect to the Company's patent litigation settled in July 2010 against several major data networking equipment manufacturers (see Note I[2]).  The terms of the Company's agreement with Dovel & Luner, LLP provided for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of up to 24% (based on the settlement being achieved at the trial stage) including legal fees of local counsel in Texas.  With respect to royalty payments payable quarterly by Cisco to the Company in accordance with the Company's settlement and license agreement with Cisco, the Company has an obligation to pay Dovel & Luner 24% of such royalties received after expenses.  During the years ended December 31, 2017 and December 31, 2016, total contingency fees incurred to Dovel & Luner, LLP were $1,801,000 and $2,117,000, respectively.

[2]	Patent Acquisitions:

On February 28, 2013, the Company completed the acquisition of the Cox Patent Portfolio consisting of four patents (as well as a pending patent application) from Dr. Ingemar Cox, a technology leader in digital watermarking content identification, digital rights management and related technologies, for a purchase price of $1,000,000 in cash and 403,226 shares of the Company's common stock.  In addition, the Company is obligated to pay Dr. Cox

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2017 and 2016

NOTE G - Commitments and Contingencies (continued)

12.5% of the net proceeds (after deduction of expenses) generated by the Company from licensing, sale or enforcement of the patents.  Since the acquisition of the patent portfolio from Dr. Cox, the Company has been issued eighteen (18) additional related patents by the USPTO resulting in an aggregate of twenty-three (23) patents within the Cox Patent Portfolio.  Professional fees and filing fees of $169,000 were capitalized as patent cost.

On May 21, 2013, the Company's wholly-owned subsidiary, Mirror Worlds Technologies, LLC, acquired the Mirror Worlds Patents consisting of all of the patents previously owned by Mirror Worlds, LLC (which subsequently changed its name to Looking Glass LLC), including nine issued United States patents and five pending applications (one of which was issued in November 2013) covering foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system.  As consideration for the patent acquisition, the Company paid Mirror Worlds, LLC $3,000,000 in cash and issued 5-year warrants to purchase an aggregate of 1,750,000 shares of the Company's common stock (875,000 shares of common stock at an exercise price of $1.40 per share and 875,000 shares of common stock at an exercise price of $2.10 per share) (the "Looking Glass Warrants").  On June 3, 2014, the Company repurchased the Looking Glass Warrants from Looking Glass LLC at a cost of $505,000.  As part of the acquisition of the Mirror Worlds Patent Portfolio, the Company also entered into an agreement with Recognition Interface, LLC ("Recognition"), an entity that financed the commercialization of the patent portfolio prior to its sale to Mirror Worlds, LLC and also retained an interest in the licensing proceeds of the patent portfolio held by Mirror Worlds, LLC.  Pursuant to the terms of the Company's agreement with Recognition, Recognition received (i) 5-year warrants to purchase 250,000 shares of the Company's common  stock  at  $1.40  per  share,  and  (ii)  5-year warrants to  purchase 250,000 shares of common stock at $2.10 per share.  Recognition also received from the Company an interest in the net proceeds realized from the monetization of the Mirror Worlds Patent Portfolio as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; and (iii) 20% of any portion of the net proceeds in excess of $250 million.  During the year ended December 31, 2017 and December 31, 2016, the Company paid Recognition $-0- and $2,909,000, respectively, for its net interest in proceeds from the monetization of the Mirror Worlds Patent Portfolio.  During the year ended December 31, 2016 and in January 2017, Recognition exercised warrants to purchase an aggregate of 750,000 shares of the Company's common stock, resulting in gross proceeds to the Company of $1,312,500 (see Note F[3] hereof).  As part of the acquisition of the Mirror Worlds Patent Portfolio, professional fees and filing fees of $409,000 were capitalized as patent cost.

On December 29, 2017, the Company acquired from M2M and IoT Technologies, LLC ("M2M") the M2M/IoT Patent Portfolio consisting of twelve (12) issued United States patents relating to, among other things, the enabling technology for authenticating and using embedded SIM cards in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers as well as automobiles and drones.  The Company paid $1,000,000 to acquire the M2M/IoT Patent Portfolio from M2M and has an obligation to pay M2M 14% of the first $100 million of net proceeds (after deduction of expenses) and 5% of net proceeds greater than $100 million from Monetization Activities (as defined) related to the patent portfolio. In addition, M2M will be entitled to receive from the Company $250,000 of additional consideration upon the occurrence of certain future events related to the patent portfolio. As part of the acquisition of M2M/IoT Patent Portfolio, professional fees and filing fees of $88,000 were capitalized as patent cost.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2017 and 2016

NOTE G - Commitments and Contingencies (continued)

[3]	Operating leases:

The Company leases its principal office space in New York City at a monthly base rent of approximately $3,700 which lease expires on May 31, 2018.

The Company leases office space in New Canaan, Connecticut expiring on September 30, 2019 at a base rent of $7,200 per month (increasing $100 per month each year), which is subject to annual adjustments to reflect increases in real estate taxes and operating expenses.

Mirror Worlds Technologies, LLC, the Company's wholly-owned subsidiary, entered into a one year lease, at a base rent of $620 per month, to rent office space in Tyler, Texas (expiring April 30, 2018).

Rental expense for the years ended December 31, 2017 and 2016 aggregated $156,000 and $148,000, respectively.

[4]	Savings and investment plan:

The Company has a Savings and Investment Plan which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986.  The Company also may make discretionary annual matching contributions and profit sharing in amounts determined by the Board of Directors, subject to statutory limits.  The 401(k) Plan expense for the years ended December 31, 2017 and 2016 was $108,000 and $102,000, respectively.

NOTE H - Employment Arrangements and Other Agreements

[1]
On July 14, 2016, the Company entered into a new employment agreement ("Agreement") with its Chairman and Chief Executive Officer, pursuant to which he continues to serve as Chairman and Chief Executive Officer for a five year term, at an annual base salary of $475,000 which shall be increased by 3% per annum during the term of the Agreement.  The Agreement established an annual target bonus of $175,000 for the Chairman and Chief Executive Officer based upon performance.  During the years ended December 31, 2017 and December 31, 2016, the Company's Chairman and Chief Executive Officer received an annual discretionary bonus of $175,000 and $650,000, respectively.  In addition, the Company granted to the Chairman and Chief Executive Officer, under its 2013 Plan, 750,000 restricted stock units (the "RSUs", each RSU awarded by the Company represents a contingent right to receive one share of the Company's common stock) which vest in three tranches, as follows: (i) 250,000 RSUs shall vest on July 14, 2018, subject to the Chairman and Chief Executive's continued employment by the Company through the vesting date (the "Employment Condition"); (ii) 250,000 RSUs shall vest at any time beginning July 14, 2018 through July 14, 2021 in equal annual installments for the remaining term of employment, subject to (1) the Employment Condition being satisfied through each such annual vesting date and (2) the Company's common stock achieving a closing price (for 20 consecutive trading days) of a minimum of $3.25 per share (subject to adjustment for stock splits) at any time during the term of employment; and (iii) 250,000 RSUs vest at any time beginning July 14, 2018 through July 14, 2021 in equal annual installments for the remaining term of employment subject to (1) the Employment Condition being satisfied through each such annual vesting date and (2) the Company's common stock achieving a closing price (for 20 consecutive trading days) of a minimum of $4.25 per share (subject to adjustment for stock splits) at any time during the term of employment.  The aforementioned stock price vesting conditions of $3.25 per share and $4.25 per share have been satisfied.  Notwithstanding the aforementioned, in the event of a Change of Control (as defined), a Termination Other Than for Cause (as defined), or a termination of employment for Good Reason (as defined), all of the 750,000 RSUs shall accelerate and become immediately fully vested.  All RSUs granted by the Company to its officers, directors or consultants have dividend equivalent rights.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2017 and 2016

NOTE H - Employment Arrangements and Other Agreements (continued)

Under the terms of the Agreement, so long as the Company's Chairman and Chief Executive Officer continues to serve as an executive officer of the Company, whether pursuant to the Agreement or otherwise, he shall also receive incentive compensation in an amount equal to 5% of the Company's gross royalties or other payments from Licensing Activities (as defined) (without deduction of legal fees or any other expenses) with respect to its Remote Power Patent and a 10% net interest (gross royalties and other payments after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company's royalties and other payments relating to Licensing Activities with respect to patents other than the Remote Power Patent (including the Company's Mirror Worlds Patent Portfolio, Cox Patent Portfolio and M2M/IoT Patent Portfolio) (collectively, the "Incentive Compensation").  During the year ended December 31, 2017 and December 31, 2016, the Company's Chairman and Chief Executive Officer earned Incentive Compensation of $823,000 and $4,252,000, respectively.  As of December 31,2017 and 2016, the amount of accrued compensation for the Company's Chairman and Chief Executive Officer was $346,000 and $748,000, respectively.

The Incentive Compensation shall continue to be paid to the Chairman and Chief Executive Officer for the life of each of the Company's patents with respect to licenses entered into with third parties during the term of his employment or at anytime thereafter, whether he is employed by the Company or not; provided, that, the employment of the Chairman and Chief Executive Officer has not been terminated by the Company "For Cause" (as defined) or terminated by him without "Good Reason" (as defined).  In the event of a merger or sale of substantially all of the Company's assets, the Company has the option to extinguish the right of the Chairman and Chief Executive Officer to receive future Incentive Compensation by payment to him of a lump sum payment, in an amount equal to the fair market value of such future interest as determined by an independent third party expert if the parties do not reach agreement as to such value.  In the event that the Chairman and Chief Executive Officer employment is terminated by the Company "Other Than For Cause" (as defined) or by him for "Good Reason" (as defined), the Chairman and Chief Executive Officer shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) a pro-rated portion of the $175,000 target bonus provided bonus criteria have been satisfied on a pro-rated basis through the calendar quarter in which the termination occurs and (iii) accelerated vesting of all unvested options, RSUs or other awards.

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

[2]
The Company's Chief Financial Officer serves on an at-will basis pursuant to an offer letter, dated April 9, 2014, at an annual base salary of $175,000 (increased in June 2016 from $157,000).  The Company's Chief Financial Officer received an annual bonus of $30,000 for the year ended December 31, 2017 and $75,000 for the year ended December 31, 2016.  In connection with the offer letter, the Chief Financial Officer was issued, under the 2013 Plan, a 5-year stock option to purchase 50,000 shares of the Company's common stock, at an exercise price of $1.65 per share, which option vested in two equal amounts (25,000 shares each) on each of December 31, 2014 and December 31, 2015.  On June 9, 2016, the Company's Chief Financial Officer was granted 50,000 restricted stock units.  Each restricted stock unit vested 50% on the one year anniversary of the grant (June 9, 2017) and 50% will vest on the two year anniversary of grant (June 9, 2018).  In addition, in the event the Chief Financial Officer's employment is terminated without "Good Cause" (as defined), he shall receive (i) (a) 6 months base salary or (b) 12 months base salary in the event of a termination

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2017 and 2016

NOTE H - Employment Arrangements and Other Agreements (continued)

without "Good Cause" within 6 months following a "Change of Control" of the Company (as defined) and (ii) accelerated vesting of all remaining unvested shares underlying his options, restricted stock units or any other awards he may receive in the future.

[3]
The Company's Executive Vice President serves on an at-will basis at an annual base salary of $200,000.  The Executive Vice President received an annual bonus of $40,000 for the year ended December 31, 2017 and $125,000 for the year ended December 31, 2016.  On June 9, 2016, the Executive Vice President was granted 50,000 restricted stock units.  The restricted stock units vested 50% on the one year anniversary of grant (June 9, 2017) and 50% will vest on the two year anniversary of grant (June 9, 2018).

NOTE I – Legal Proceedings

[1]
In September 2011, the Company initiated patent litigation against sixteen (16) data networking equipment manufacturers (and affiliated entities) in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of its Remote Power Patent.  Named as defendants in the lawsuit, excluding related parties, were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inx., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transitions Networks, Inc.  The Company seeks monetary damages based upon reasonable royalties.  As of December 31, 2017, the Company had reached settlements with fourteen (14) of the sixteen (16) defendants.

In June 2016, the Company reached a settlement with Sony Corporation and affiliated entities ("Sony").  With respect to the settlement, Sony received a non-exclusive fully-paid license for the Remote Power Patent for its remaining life.  In July 2016, the Company reached a settlement with Dell, Inc.  Under the terms of the settlement, Dell received a non-exclusive license for the Remote Power Patent for its full term, Dell paid a license initiation fee of $6,000,000 and agreed to pay quarterly royalties based on its sales of PoE products.  In July 2016, the Company also reached settlement agreements with Alcatel-Lucent USA, Inc. and Alcatel-Lucent Holdings Inc. (collectively, "Alcatel") and ALE, USA ("ALE").  Under the terms of the settlement agreements, Alcatel and ALE, USA received a non-exclusive fully-paid license for the Remote Power Patent for its remaining life.  The aggregate consideration received by the Company from Alcatel and ALE for the fully-paid license was $4,200,000 of which $1,900,000 was paid following signing of the settlement agreements and the balance of $2,300,000 was paid in three equal quarterly payments of $766,666 beginning on July 1, 2017.  In August 2017, the Company entered into a settlement agreement with Axis Communications, Inc. and affiliated entities ("Axis").  With respect to the settlement, Axis received a fully-paid license for the Remote Power Patent.

In October 2016, the Company entered a settlement agreement with Polycom, Inc. ("Polycom").  Under the terms of the settlement, Polycom entered into a non-exclusive license for the Company's Remote Power Patent for its full term and is obligated, subject to certain conditions, to pay a license initiation fee of $5,000,000 for past sales of its Power over Ethernet ("PoE") products and ongoing royalties based on its sales of PoE products.  $2,000,000 of the license initiation fee was paid within 30 days and the balance will be paid in three annual installments of $1,000,000 beginning in October 2017. Payments due in October 2018 and October 2019 need not be paid by Polycom if all asserted claims of the Remote Power Patent have been found invalid.  If the District Court in our trial with Hewlett Packard (see below) enters an order finding certain claims of the Remote Power Patent obvious (invalid) and the Company is unable to overturn such order on appeal to the United States Court of Appeals for the Federal Circuit, Polycom will not be obligated to make the aforementioned remaining aggregate payments of $2,000,000.

In October 2017, the U.S. Bankruptcy Court of the Southern District of New York approved the Company's settlement with defendant Avaya, Inc. ("Avaya").  As part of the settlement, Avaya, which on January 19, 2017 had filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, entered into a non-exclusive license agreement for the full term of the Company's Remote Power Patent.  Under the

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2017 and 2016

NOTE I – Legal Proceedings (continued)

terms of the license, Avaya paid the Company a lump sum amount for sales of certain designated Power over Ethernet ("PoE") products, and agreed to pay ongoing royalty for  other designated PoE products.  In addition, Avaya agreed that the Company shall have an allowed general unsecured claim ("Allowed Claim") in the amount of $37,500,000, as amended, relating to all acts occurring on or before January 19, 2017.  Under the Debtors' (Avaya and certain of its affiliates) Second Amended Joint Chapter 11 Plan of Reorganization of Avaya Inc. and its Debtor Affiliates, which was approved by the Bankruptcy Court on November 28, 2017 and became effective on December 15, 2017, the Debtors estimated that the total amount of general unsecured claims that will ultimately be allowed will total approximately $305,000,000 which, based on the treatment of general unsecured creditors therein, would result in estimated recoveries for the holders of general unsecured claims of approximately 18.9% of their Allowed Claim.  The Debtors acknowledged in the Plan that depending on its ability to successfully prosecute or otherwise reduce the remaining outstanding claims, the total amount of the general unsecured claims could be substantially higher which would decrease the percentage recoveries to the holders of general unsecured claims, including the Company's unsecured claim.  In such an event, the amount recovered by the Company under its Allowed Claim may be substantially lower than 18.9%.

On November 1, 2017, defendant Juniper Systems, Inc. ("Juniper") agreed to settle its litigation with the Company for $13,250,000 for a fully- paid license for the Remote Power Patent. On December 8, 2017, the Company was advised by Juniper that it would not make the settlement payment to the Company as a result of the HP Jury Verdict and there was no binding agreement with the Company. In January 2018, the Company revised and closed its settlement with Juniper (see Note N - "Subsequent Events").

On November 13, 2017, a jury empaneled in the United States District Court for the Eastern District of Texas, Tyler Division, found that certain claims of the Company's Remote Power Patent were invalid and not infringed by Hewlett-Packard (the "HP Jury Verdict").  As a result of the HP Jury Verdict, several of the largest licensees of the Company's Remote Power Patent, including Cisco, Dell, and Netgear, have advised the Company that they will no longer pay the Company ongoing royalties pursuant to their license agreements.  The Company disagrees with the position taken by such licensees because, among other reasons, the jury verdict is not an order of the District Court and may be thrown out as a result of motion practice in the District Court.  If the Company does not satisfactorily resolve the issue with such licensees, it intends to pursue arbitration.  However, the Company's position may not prevail in arbitration.  On February 2, 2018, the Company moved to throw out the jury verdict and have the Court determine that certain claims of the Company's Remote Power Patent are not obvious (invalid) as a matter of law by filing a motion for judgment as a matter of law on validity and motions for a new trial on validity and infringement.  A hearing on the Company's motions is scheduled for May 14, 2018.  If the District Court enters an order confirming the HP Jury Verdict and finding certain claims of the Company's Remote Power Patent obvious (invalid) and either (i) the Company is unable to reverse the District Court order on appeal, or (ii) there is an arbitration ruling that the District Court order relieves the obligation of certain of the Company's licensees including Cisco Systems, Inc., the Company's largest licensee, to continue to pay the Company royalties and the District Court order is not subsequently reversed on appeal, the Company's business, results of operations and cash-flow will be materially adversely effected.

If the Company is successful in its efforts (i) to throw out the HP Jury Verdict in the District Court, (ii) to overturn the jury verdict on appeal if the District Court confirms the jury verdict and finding certain claims of the Company's Remote Power Patent obvious (invalid), or (iii) there is an arbitration ruling that the District Court order does not affect the obligations of certain of the Company's licensees (including Cisco) to continue to pay the Company royalties and the order is not overturned on appeal, licensees will be obligated to pay the Company ongoing royalties and all prior royalties that were not previously paid following the HP Jury Verdict in November 2017.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2017 and 2016

NOTE I – Legal Proceedings (continued)

[2]
In July 2010, the Company settled its patent litigation pending in the United States District Court for the Eastern District of Texas, Tyler Division, against Adtran, Inc, Cisco Systems, Inc. and Cisco-Linksys, LLC, (collectively, "Cisco"), Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., and 3Com Corporation, Inc.  As part of the settlement, Adtran, Cisco, Enterasys, Extreme Networks and Foundry Networks each entered into a settlement agreement with the Company and entered into non-exclusive licenses for the Company's Remote Power Patent (the "Licensed Defendants").  Under the terms of the licenses, the Licensed Defendants paid the Company upon settlement approximately $32 million and also agreed to license the Remote Power Patent for its full term, which expires in March 2020.  In accordance with the Settlement and License Agreement, dated May 25, 2011 (the "Agreement"), Cisco is obliged to pay the Company royalties (which began in the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments per year of $9 million beginning in 2016 ($8 million through 2015) for the remaining term of the patent.  The actual royalty payments received by the Company may be less than the caps stated above.  Under the terms of the Agreement, if the Company grants other licenses with lower royalty rates to third parties (as defined in the Agreement), Cisco shall be entitled to the benefit of the lower royalty rates provided it agrees to the material terms of such other license.

The royalty payments from Cisco are subject to certain conditions including that there is no "Adverse Ruling" as defined in the Agreement related to the Company's Remote Power Patent.  Cisco notified the Company in January 2018 that in its view that no further royalty payments are due the Company under the Agreement because the jury verdict in the Company's Hewlett-Packard trial finding that certain claims of the Remote Power Patent are invalid and not infringed by Hewlett-Packard constituted an "Adverse Ruling" under the Agreement.  The Company disagrees with Cisco that the HP jury verdict by itself relieves Cisco of its royalty obligations to the Company for, among other reasons, that the jury verdict has not been subject to an order of the District Court and is subject to motion practice.  However, the Company cannot be certain its position will prevail.

On February 2, 2018, the Company brought motions in the District Court to throw out the HP Jury Verdict and have the Court determine that certain claims of our Remote Power Patent are not obvious (invalid) by filing motions for judgment as a matter of law and a new trial on validity and infringement.  A hearing on the Company's motions is scheduled for May 14, 2018.  If the District Court enters an order confirming the HP Jury Verdict, the District Court confirms certain claims of our Remote Power Patent are obvious (invalid), and these decisions are upheld on appeal to the United States Court of Appeals for the Federal Circuit, Cisco will likely continue not to pay the Company royalties unless there is an arbitration ruling that the District Court order does not affect the obligation of Cisco to pay the Company royalties under its license agreement. The loss of Cisco as a licensee would have a material adverse effect on our business, results of operations and cash-flow.

[3]
On April 4, 2014 and December 3, 2014, the Company initiated litigation against Google Inc. ("Google") and YouTube, LLC (YouTube") in the United States District Court for the Southern District of New York for infringement of several of its patents within the Cox Patent Portfolio acquired from Dr. Cox (see Note G[2] hereof) which relate to the identification of media content on the Internet.  The lawsuits allege that Google and YouTube have infringed and continue to infringe certain of the Company's patents by making, using, selling and offering to sell unlicensed systems and related products and services, which include YouTube's Content ID system.

The above referenced litigations that the Company commenced in the United States District Court for the Southern District of New York in April 2014 and December 2014 against Google and YouTube are currently subject to a court ordered stay which has been in effect since July 2015 as a result of proceedings at the Patent Trial and Appeal Board (PTAB) and the appeals to the United States District Court of Appeals for the Federal Circuit, as described below.

In December 2014, Google Inc. filed four petitions to institute Inter Partes Review ("IPRs") at the United States Patent and Trademark Office ("USPTO") pertaining to patents within the Company's Cox Patent Portfolio asserted in the litigation filed in April 2014 as described above.  Google in each of the IPRs sought to invalidate certain claims of patents at issue within the Cox Patent Portfolio.  On June 23, 2015, the Patent Trial and Appeal Board ("PTAB") of the USPTO issued an order instituting for oral hearing each of the four IPRs.  The

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2017 and 2016

NOTE I – Legal Proceedings (continued)

consolidated trial at the PTAB was held on March 9, 2016.  On June 20, 2016, the PTAB issued its Final Written Decisions in the Company's favor in the four pending IPRs.  On August 18, 2016, Google filed Notices of Appeal with respect to the PTAB's Final Written Decision to the United States Court of Appeals for the Federal Circuit.  On March 26, 2018, the United States Court of Appeals for the Federal Circuit vacated certain rulings of the PTAB's Final Written Decisions in favor of the Company determining that the PTAB erred in its claim construction of a certain claim term and remanded the four cases to the PTAB for further proceedings to address the claims that contained the term that was erroneously construed.  The Federal Circuit left undisturbed the PTAB's findings that the remaining claims of the patents (that did not include this claim term) are not invalid.

On April 13, 2015, Google filed a Petition for Covered Business Method Review (CBM) at the PTAB seeking to invalidate claims pertaining to the Company's U.S. Patent No. 8,904,464, the patent asserted in the Company's litigation against Google and YouTube filed on December 3, 2014 as referenced above.  On October 19, 2015, the PTAB issued an order instituting for oral hearing the Covered Business Method Review on certain grounds.  The oral hearing was held on May 11, 2016.  On October 18, 2016, the PTAB issued its Final Written Decision in the Company's favor.  On December 20, 2016, Google filed a Notice of Appeal to appeal the PTAB's Final Written Decision to the United States Court of Appeals for the Federal Circuit.  On January 23, 2018, the United States Court of Appeals for the Federal Circuit affirmed the final written decision of the PTAB in favor of the Company relating to the CBM.

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

[5]
On May 9, 2017, Mirror Worlds Technologies, LLC, the Company's wholly-owned subsidiary, initiated litigation against Facebook, Inc. ("Facebook") in the United States District Court for the Southern District of New York, for infringement of certain patents within the Company's Mirror Worlds Patent Portfolio.  The lawsuit alleges that the asserted patents are infringed by Facebook's core technologies that enable Facebook's Newsfeed and Timeline features.  The lawsuit further alleges that Facebook's unauthorized use of the stream based solutions of the asserted patents has helped Facebook become the most popular social networking site in the world.  The Company seeks, among other things, monetary damages based upon reasonable royalties.  On July 5, 2017, Facebook filed its Answer denying the Company's claims and asserting various affirmative defenses.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2017 and 2016

NOTE J – REVENUE FROM PROFESSIONAL LIABILITY SETTLEMENT

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

NOTE K – CONCENTRATIONS

Revenue from three licensees constituted approximately 67% of the Company's revenue for the year ended December 31, 2017.  Revenue from three licensees constituted approximately 83% of the Company's revenue for the year ended December 31, 2016 (exclusive of non-licensing revenue from the Company's professional liability settlement—see Note J above.  At December 31, 2017, royalty receivables from three licensees constituted approximately 79% of the Company's royalty receivables.  At December 31, 2016, royalty receivables from three licensees constituted approximately 85% of the Company's royalty receivables.

NOTE L – STOCK REPURCHASE PROGRAM

On August 22, 2011, the Company announced that its Board of Directors approved a share repurchase program to repurchase up to $2,000,000 of shares of its common stock over the next 12 months ("Share Repurchase Program").  On June 14, 2017, the Company's Board of Directors authorized an extension and increase of the Share Repurchase Program to repurchase up to $5,000,000 of the Company's common stock over the subsequent 24 month period.  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the Company's discretion.  The timing and amount of the shares repurchased are determined by management based on its evaluation of market conditions and other factors.  The repurchase program may be increased, suspended or discontinued at any time.

During the year ended December 31, 2017, the Company repurchased an aggregate of 649,549 shares of its common stock pursuant to the Share Repurchase Program at a cost of $2,081,135 (exclusive of commissions) or an average price per share of $3.20 per share.

Since inception of the Share Repurchase Program (August 2011) through December 31, 2017, the Company has repurchased an aggregate of 7,575,553 shares of its common stock at a cost of $13,545,008 (exclusive of commissions) or an average per share price of $1.79 per share.

NOTE M – DIVIDEND POLICY

On December 7, 2016, the Board of Directors of the Company approved the initiation of a dividend policy providing for the payment of a semi-annual dividend of $0.05 per common share ($0.10 per common share annually) commencing in 2017.  The Company anticipates paying the semi-annual dividends in March and September of each year.  It is anticipated that the semi-annual dividend will continue to be paid through March 2020 (the expiration of the Company's Remote Power Patent) provided that the Company continues to receive royalties from licensees of its Remote Power Patent.  On February 2, 2017, the Board of Directors of the Company declared an initial semi-annual cash dividend of $0.05 per common share with a payment date of March 24, 2017 to all common stockholders of record as of March 3, 2017. On July 25, 2017, the Board of Directors declared a semi-annual cash dividend of $0.05 per share with a payment date of September 20, 2017 to all common stockholders of record as of September 1, 2017.  However, if the Company is unable to overturn the jury verdict in its litigation with Hewlett-Packard (see Note I[1] hereof), or there is not an arbitration ruling that the HP Jury Verdict finding of non-infringement does not apply to certain licensees of the Remote Power Patent, the Board of Directors may decide to modify or discontinue annual cash dividends of an aggregate of $0.10 per common share.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2017 and 2016

NOTE N – SUBSEQUENT EVENTS

[1]	On January 9, 2018, the Company sold its allowed general unsecured claim of $37,500,000 against Avaya, Inc. (see Note I[1] hereof) for $6,320,000 to an unaffiliated third party.

[2]
On January 16, 2018, the Company revised and closed its settlement with defendant Juniper Networks, Inc. ("Juniper") with respect to patent litigation in the United States District Court for the Eastern District of Texas (See Note I[1] hereof).  The Company agreed to revise the settlement to avoid the possibility of protracted litigation regarding enforcing the settlement.  Under the terms of the revised settlement, Juniper paid the Company $12,700,000 and received a fully-paid license to the Company's Remote Power Patent (and certain other patents owned by the Company) for its full term, which will apply to its sales of PoE products.

[3]
On February 9, 2018, the Board of Directors of the Company, pursuant to its dividend policy (see Note M above), declared a semi-annual cash dividend of $0.05 per common share which is payable on March 24, 2018 to all common stockholders of record as of March 3, 2018.

[4]
On March 8, 2018, the Company issued 15,000 restricted stock units to each of its three non-management directors as a grant for the year 2018.  Each restricted stock unit represents a contingent right to receive one share of the Company's common stock.  The restricted stock units vest in four equal quarterly amounts of 3,750 shares of common stock on March 15, 2018, June 15, 2018, September 15, 2018 and December 15, 2018, subject to continued service on the Board of Directors.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)     Financial Statements:

The following are included under Item 8 "Financial Statements and Supplementary Data:"

Report of Independent Registered Public Accounting Firm
Consolidated balance sheets as of December 31, 2017 and 2016
Consolidated statements of income and comprehensive income for the years ended December 31, 2017 and 2016
Consolidated statements of changes in stockholders' equity for the years ended December 31, 2017 and 2016
Consolidated statements of cash flows for the years ended December 31, 2017 and 2016
Notes to consolidated financial statements

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

_________________________
*  Filed herewith
+   Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the  2nd day of April 2018.

NETWORK-1 TECHNOLOGIES, INC.

By:	/s/ Corey M. Horowitz
Corey M. Horowitz
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/ Corey M. Horowitz Corey M. Horowitz	Chairman and Chief Executive Officer, Chairman of the Board of Directors (principal executive officer)	April 2, 2018

/s/ David Kahn David Kahn	Chief Financial Officer, Secretary and a Director (principal financial officer and principal accounting officer)	April 2, 2018

/s/ Emanuel Pearlman Emanuel Pearlman	Director	April 2, 2018

/s/ Niv Harizman Niv Harizman	Director	April 2, 2018

/s/ Allison Hoffman Allison Hoffman	Director	April 2, 2018