Form 10-Q
period 2018-03-31
NETWORK 1 TECHNOLOGIES INC
filed 2018-05-15
CIK 1065078

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of the registrant's common stock, $.01 par value per share, outstanding as of May 14, 2018 was 23,725,699.

NETWORK-1 TECHNOLOGIES, INC.

Form 10-Q Index

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

NETWORK-1 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2018	2017
ASSETS:

CURRENT ASSETS:
Cash and cash equivalents	$56,678,000	$51,101,000
Other investments	12,790,000	3,054,000
Royalty receivables, net	424,000	575,000
Prepaid taxes	—	125,000
Other current assets	61,000	83,000

Total Current Assets	69,953,000	54,938,000

OTHER ASSETS:
Deferred tax assets	168,000	168,000
Patents, net of accumulated amortization	2,126,000	2,169,000
Security deposits	19,000	19,000

Total Other Assets	2,313,000	2,356,000

TOTAL ASSETS	$72,266,000	$57,294,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$429,000	$244,000
Income taxes payable	2,319,000	—
Accrued contingency fees and related costs	7,641,000	1,780,000
Accrued payroll	85,000	709,000
Other accrued expenses	174,000	149,000

TOTAL LIABILITIES	10,648,000	2,882,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value, authorized 10,000,000 shares;
none issued and outstanding at March 31, 2018
December 31, 2017	—	—

Common stock, $0.01 par value; authorized 50,000,000 shares;
23,753,062 and 23,843,915 shares issued and outstanding at
March 31, 2018 and December 31, 2017, respectively	238,000	238,000

Additional paid-in capital	64,690,000	64,435,000
Accumulated deficit	(3,243,000)	(10,219,000)
Accumulated other comprehensive loss	(67,000)	(42,000)

TOTAL STOCKHOLDERS' EQUITY	61,618,000	54,412,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$72,266,000	$57,294,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017

REVENUE	$19,463,000	$6,221,000

OPERATING EXPENSES:
Costs of revenue	7,259,000	1,792,000
Professional fees and related costs	518,000	405,000
General and administrative	507,000	484,000
Amortization of patents	70,000	50,000
Stock-based compensation	226,000	237,000

TOTAL OPERATING EXPENSES	8,580,000	2,968,000

OPERATING INCOME	10,883,000	3,253,000
OTHER INCOME:
Interest income, net	143,000	9,000

INCOME BEFORE INCOME TAXES	11,026,000	3,262,000

INCOME TAXES:
Current	2,425,000	955,000
Deferred taxes, net	—	39,000
Total income taxes	2,425,000	994,000

NET INCOME	$8,601,000	$2,268,000

Net Income Per Share
Basic	$0.36	$0.09
Diluted	$0.34	$0.09

Weighted average common shares outstanding:
Basic	23,807,014	24,118,851
Diluted	25,611,497	26,333,945

Cash dividends declared per share	$0.05	$0.05

NET INCOME
	$8,601,000	$2,268,000
OTHER COMPREHENSIVE LOSS
Unrealized holding loss on securities available-for-sale arising during the period	(25,000)	(1,000)

COMPREHENSIVE INCOME	$8,576,000	$2,267,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$8,601,000	$2,268,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of patents	70,000	50,000
Stock-based compensation	226,000	237,000
Deferred tax provision	—	39,000

Changes in operating assets and liabilities:
Royalty receivables	151,000	(4,141,000)
Prepaid taxes	125,000	955,000
Other current assets	22,000	26,000
Accounts payable	185,000	74,000
Income taxes payable	2,319,000	—
Accrued expenses	5,223,000	(2,285,000)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	16,922,000	(2,777,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of other investments	(9,761,000)	—
Purchases of patents	(27,000)	—
CASH USED IN INVESTING ACTIVITIES	(9,788,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,188,000)	(1,209,000)
Repurchases of common stock, net of commissions	(399,000)	—
Proceeds from exercise of options and warrants	30,000	1,068,000

NET CASH USED IN FINANCING ACTIVITIES	(1,557,000)	(141,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,577,000	(2,918,000)

CASH AND CASH EQUIVALENTS, beginning of period	51,101,000	50,918,000

CASH AND CASH EQUIVALENTS, end of period	$56,678,000	$48,000,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—
Income taxes	—	—

NON-CASH FINANCING ACTIVITY
Accrued dividend rights on restricted stock units	$41,000	$47,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS:

[1] BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of the management of Network-1 Technologies, Inc. (the "Company"), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 2018, and the results of its operations and comprehensive income for the three month periods ended March 31, 2018 and March 31, 2017 and its cash flows for the three month periods ended March 31, 2018 and March 31, 2017.  The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP may have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2018. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results of operations to be expected for the full year.  The accompanying condensed consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, Mirror Worlds Technologies, LLC.

[2] BUSINESS:

The Company is engaged in the development, licensing and protection of its intellectual property assets.  The Company presently owns fifty-two (52) patents including (i) the remote power patent (the "Remote Power Patent") covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) the Mirror Worlds patent portfolio (the "Mirror Worlds Patent Portfolio") relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) the Cox patent portfolio (the "Cox Patent Portfolio") relating to enabling technology for identifying media content on the Internet and taking further action to be performed based on such identification; (iv) M2M/IoT patent portfolio (the "M2M/IoT Patent Portfolio") relating to, among other things, enabling technology for authenticating and using embedded sim cards in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers; and (v) patents covering systems and methods for the transmission of audio, video and data over computer and telephony networks in order to achieve high quality of service (QoS) (the "QoS Patents"). The Company has been actively engaged in licensing its Remote Power Patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables.  As of March 31, 2018, the Company has entered into twenty-seven (27) license agreements with respect to its Remote Power Patent.  The Company has also entered into two license agreements with respect to its Mirror Worlds Patent Portfolio.  The Company's current strategy includes continuing to pursue licensing opportunities for its intellectual property assets.  In addition, the Company continually reviews opportunities to acquire or license additional intellectual property as well as other strategic alternatives.  The Company's acquisition strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as the Company has achieved with respect to its Remote Power Patent and Mirror Worlds Patent

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS: (continued)

Portfolio.  The Company's Remote Power Patent has generated licensing revenue in excess of $141,000,000 from May 2007 through March 31, 2018.  The Company's Mirror Worlds Patent Portfolio achieved licensing and other revenue of $47,150,000 through March 31, 2018.  In addition, the Company may enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.

On November 13, 2017, a jury empaneled in the United States District Court for the Eastern District of Texas, Tyler Division, found that certain claims of the Company's Remote Power Patent were invalid and not infringed by Hewlett-Packard (the "HP Jury Verdict").  The Company has depended upon its Remote Power Patent for a significant portion of its revenue.  As a result of the HP Jury Verdict several of the Company's largest licensees, including Cisco Systems, Inc., its largest licensee, have notified the Company that they will no longer make ongoing royalty payments to the Company pursuant to their license agreements.  If the District Court enters an order confirming the HP Jury Verdict and finding certain claims of the Remote Power Patent obvious (invalid) and either (i) the Company is unable to reverse the District Court order on appeal, or (ii) there is an arbitration ruling that the District Court order relieves the obligation of certain of the Company's licensees, including Cisco Systems, Inc., to continue to pay the Company royalties and the District Court order is not subsequently reversed on appeal, the Company's business, results of operations and cash-flow will be materially adversely effected (see Note I[1] and I[2] hereof).

Consistent with the Company's revenue recognition policy, (see Note B hereof), the Company did not record revenue for the three months ended March 31, 2018 from certain licensees, including Cisco, Dell and Netgear, who advised the Company they would not pay the Company ongoing royalties as a result of the HP Jury Verdict.  The Company disagrees with the position taken by such licensees and may pursue arbitration if it does not achieve a satisfactory resolution (see Note I[1] and I[2] hereof).

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company's unaudited condensed consolidated financial statements include revenue recognition, stock-based compensation, income taxes and valuation of patents.  Actual results could be materially different from those estimates, upon which the carrying values were based.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

On January 1, 2018, we adopted ASU. No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018.  Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

Under Topic 606, revenue is recognized when we complete the licensing of our intellectual property to our licensees, in an amount that reflects the consideration we expect to be entitled to in exchange for licensing our intellectual property.

We determine revenue recognition through the follow steps:

•	identification of the license agreement;
•	identification of the performance obligations in the license agreement;
•	determination of the consideration for the license;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when we satisfy our performance obligations.

Revenue disaggregated by revenue source for the three months ended March 31, 2018 and March 31, 2017, consists of the following:

	Three Months Ended March 31,
	2018	2017
Fully-Paid Licenses	$12,700,000	$	―
Royalty Bearing Licenses	443,000		6,221,000
Other Revenue(1)	6,320,000		―
Total Revenue	$19,463,000		$6,221,000
__________________

(1)  Revenue from the sale of the Company's unsecured claim against Avaya, Inc. to an unaffiliated third party (see Note I- "Legal Proceedings").

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company relies on royalty reports received from third party licensees to record its revenue.  From time to time the Company may audit royalties reported from licensees. Any adjusted royalty revenue as a result of such audits is recorded by the Company in the period in which such adjustment is agreed to by the Company and the licensee or otherwise determined.

Revenue from the Company's patent licensing business is generated from negotiated license agreements.  The timing and amount of revenue recognized from each licensee depends upon a variety of factors, including the terms of each agreement and the nature of the obligations of the parties.  These agreements may include, but not be limited to, elements related to past infringement liabilities, non-refundable upfront license fees, and ongoing licensing royalties on licensed products sold by the licensee.  Generally, in the event of settlement of litigation related to the Company's assertion of patent infringement involving its intellectual property, defendants will either pay (i) a non-refundable lump sum payment for a non-exclusive fully-paid license (a "Fully-Paid License"), or (ii) a non-refundable lump sum payment (license initiation fee) together with an ongoing obligation to pay quarterly or monthly royalties to the Company for the life of the licensed patent (a "Royalty Bearing License").

The Company's license agreements, both Fully-Paid Licenses and Royalty Bearing Licenses, typically include some combination of the following: (i) the grant of a non-exclusive license to manufacture and/or sell products covered by its patented technologies; (ii) the release of the licensee from certain claims, and (iii) the dismissal of any pending litigation.  The intellectual property rights granted pursuant to these licenses typically extend until the expiration of the related patents.  Pursuant to the terms of these agreements, the Company typically has no further performance obligations with respect to the grant of the non-exclusive licenses.  Generally, the license agreements provide for the grant of the licenses, releases, and other obligations following execution of the agreement and the receipt of the up-front lump sum payment for a Fully-Paid License or a license initiation fee for a Royalty Bearing License.

Ongoing Royalty Payments:  Certain of the Company's revenue from Royalty Bearing Licenses results from the calculation of royalties based on a licensee's actual quarterly sales (one licensee pays monthly royalties) of licensed products, applied to a contractual royalty rate.  Licensees that pay royalties on a quarterly basis generally report to the Company actual quarterly sales and related quarterly royalties due within 45 days after the end of the quarter in which such sales activity takes place.  Licensees with Royalty Bearing Licenses are obligated to provide the Company with quarterly (or monthly) royalty reports that summarize their sales of licensed products and their related royalty obligations to the Company.  The Company receives these royalty reports subsequent to the period in which its licensees underlying sales occurred.  The amount of royalties due under Royalty Bearing Licenses, each quarter, cannot be reasonably estimated by management.  Consequently, the Company recognizes revenue for the period in which the royalty report is received in arrears and other revenue recognition criteria are met.

Non-Refundable Up-Front Fees:  Fully-Paid Licenses provide for a non-refundable up-front payment, for which the Company has no future obligations or performance requirements, revenue is generally recognized when the Company has obtained the signed license agreement, all performance obligations have been substantially performed, amounts are fixed and determinable, and collectability is reasonably assured.  Revenue from Fully-Paid Licenses may consist of one or more installments.  The timing and amount of revenue recognized from each licensee depends

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

upon a number of factors including the specific terms of each agreement and the nature of the deliverables and obligations.

Costs of Revenue

The Company includes in costs of revenue for the three months ended March 31, 2018 and 2017 contingent legal fees payable to patent litigation counsel (see Note G[1] hereof) and incentive bonus compensation payable to its Chairman and Chief Executive Officer (see Note H[1] hereof).

Income Taxes

The Company uses the assets and liability method of accounting for income taxes to record deferred income taxes for the tax consequences of temporary (timing) differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forwards.

Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

ASC 740-10, "Accounting for Uncertainty in Income Taxes," defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.  The Company had no uncertain tax positions as of March 31, 2018 and December 31, 2017.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Impairment of long-lived assets

Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.  Accordingly, we record impairment losses on long-lived assets used in operations or expected to be disposed of when indicators of impairment exist and the undiscounted cash flows expected to be derived from those assets are less than carrying amounts of these assets.  At March 31, 2018, there was no impairment to the Company's patents.

Stock-Based Compensation

Stock-based compensation to employees, including grants of employee stock options and restricted stock units, are recognized in the unaudited condensed consolidated statements of income and comprehensive income based on their grant date fair values. Compensation expense related to awards to employees is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Share-based compensation issued to non-employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period and are expensed using an accelerated attribution model. The Company uses the Black-Scholes option pricing model to determine the grant date fair value of options granted.  The fair value of restricted stock units is determined based on the number of shares granted and either the quoted market price of the Company's common stock on the date of grant for time-based and performance-based awards, or the fair value on the date of grant using the Monte Carlo Simulation model for market-based awards (see Note D hereof for further discussion of the Company's stock–based compensation).

Earnings Per Share

The Company reports earnings per share in accordance with U.S. GAAP, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Financial Instruments

Fair value is a three-level valuation hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

The carrying value of cash, other investments, royalty receivables, other assets, accounts payable, and accrued expenses approximates fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.  Other investments available for sale are measured at fair market value.

Dividends

Dividends are recorded when declared by the Company's Board of Directors.  Common stock dividends are charged against retained earnings when declared or paid (see Note L hereof).

Reclassification

The Company has reclassified certain amounts in prior period condensed consolidated financial statements to conform to the current period's presentation.  These reclassifications have no effect on the accompanying unaudited condensed consolidated financial statements.

Accounting Standards Adopted in the Period

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU No. 2014-09 provides for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance.  The Company adopted ASU 2014-09 on January 1, 2018 using the modified retrospective approach.  The Company did not record a modified retrospective adjustment upon adoption as it relates to the amount and timing of revenue recognized from its existing license agreements for its intellectual property.

NOTE C - PATENTS

The Company's intangible assets at March 31, 2018 include patents with estimated remaining economic useful lives ranging from 2.2 to 15.75.  For all periods presented, all of the Company's patents were subject to amortization.  The gross carrying amounts and accumulated amortization related to acquired intangible assets as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
Gross carrying amount – patents	$7,598,000	$7,571,000
Accumulated amortization – patents	(5,472,000)	(5,402,000)
Patents, net	$2,126,000	$2,169,000

Amortization expense for the three months ended March 31, 2018 and March 31, 2017 was $70,000 and $50,000, respectively.  Future amortization of intangible assets, net is as follows:

Twelve Months Ended March 31,
2019	$276,000
2020	272,000
2021	272,000
2022	272,000
2023 and thereafter	1,034,000
Total	$2,126,000

The Company's Remote Power Patent expires in March 2020. The expiration dates of the patents within the Company's Mirror Worlds Patent Portfolio range from April 2018 to February 2020 (eight of the patents in the Mirror Worlds Patent Portfolio have expired).  The expiration dates of the patents within the Cox Patent Portfolio range from September 2021 to November 2023.  The expiration dates of patents within the Company's M2M/IoT Patent Portfolio range from January 2034 to May 2034 and the expiration date of the QoS Patents is June 2019.

NOTE D – STOCK-BASED COMPENSATION

Restricted Stock Units

During the three months ended March 31, 2018, the Company issued 15,000 restricted stock units to each of its three non-management directors as an annual grant for 2018 for service on the Company's Board of Directors.  Each restricted stock unit represents a contingent right to receive one share of the Company's common stock.  The restricted stock units vest in four equal quarterly installments of 3,750 shares of common stock on March 15, 2018, June 15, 2018, September 15, 2018 and December 15, 2018, subject to continued service on the Board of Directors.

A summary of restricted stock unit activity for the three months ended March 31, 2018 is as follows (each restricted stock unit represents the right to receive one share of the Company's common stock):

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance of restricted stock units outstanding at December 31, 2017	820,000	2.28
Grants of restricted stock units	45,000	2.60
Vested restricted stock units	(11,250)	(2.60)
Balance of unvested restricted stock units at March 31, 2018	853,750	$2.29

Restricted stock unit compensation expense was $226,000 and $237,000 for the three months ended March 31, 2018 and March 31, 2017, respectively.

The Company has an aggregate of $751,000 of unrecognized restricted stock unit compensation as of March 31, 2018 to be expensed over a weighted average period of 1.39 years.

All of the Company's 853,750 outstanding restricted stock units at March 31, 2018 have dividend equivalent rights.  As of March 31, 2018, there was $123,000 accrued for dividend equivalent rights.  As of December 31, 2017, there was $84,000 accrued for dividend equivalent rights.

Stock Options

There were no stock option grants during the three months ended March 31, 2018 and March 31, 2017.

The following table presents information relating to all stock options outstanding and exercisable at March 31, 2018:

Weighted
		Weighted	Average
Range of		Average	Remaining
Exercise	Options	Exercise	Life in	Options
Price	Outstanding	Price	Years	Exercisable

$0.83 - $2.34	1,935,000	$1.29	1.93	1,935,000

The Company had no recorded stock-based compensation related to stock option grants for the three months ended March 31, 2018 and March 31, 2017.

The Company had no unrecognized stock-based compensation cost as of March 31, 2018.  The aggregate intrinsic value of options exercisable at March 31, 2018 was $2,638,550.

NOTE D – STOCK-BASED COMPENSATION  (continued)

During the three months ended March 31, 2018, stock options to purchase an aggregate of 75,000 shares of the Company's common stock were exercised (50,000 shares of which were exercised on a not exercise (cashless) basis) by three non-management directors of the Company at an exercise price of $1.19 per share.  With respect to the aforementioned stock options to purchase 50,000 shares exercised on a net exercise (cashless) basis by two directors of the Company, net shares of 26,890 were delivered to the directors.

Warrants

As of March 31, 2018, there were no outstanding warrants to purchase shares of the Company's common stock.

During the three months ended March 31, 2017, Recognition Interface, LLC exercised its remaining warrants to purchase an aggregate of 375,000 shares of the Company's common stock, at an exercise price of $2.10 per share, which resulted in gross proceeds to the Company of $787,500.

NOTE E – EARNINGS PER SHARE

Basic Earnings per share is calculated by dividing the net income by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and restricted stock units. Potential shares of 2,788,750 and 3,030,375 at March 31, 2018 and March 31, 2017, respectively, consisted of options, warrants and restricted stock units.  Computations of basic and diluted weighted average common shares outstanding were as follows:

	Three Months Ended March 31,
	2018	2017

Weighted-average common shares outstanding – basic	23,807,014	24,118,851
Dilutive effect of options, warrants and restricted stock units	1,804,483	2,215,094
Weighted-average common shares outstanding – diluted	25,611,497	26,333,945
Options and warrants excluded from the computation of diluted income per share because the effect of inclusion would have been anti-dilutive	―	250,000

NOTE F – CASH AND CASH EQUIVALENTS, AND OTHER INVESTMENTS

The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC").  At March 31, 2018, the Company maintained a cash balance of $47,774,000 in excess of FDIC limits.

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Cash and cash equivalents, and other investments as of March 31, 2018 and December 31, 2017 were composed of:

	March 31, 2018	December 31, 2017

Cash and cash equivalents:
Cash	$14,106,000	$7,514,000
Money market funds	41,322,000	43,337,000
Certificates of deposit (3 months or less maturity)	1,250,000	250,000
Total Cash and cash equivalents:	$56,678,000	$51,101,000
Other Investments
Certificates of deposit (greater than 3 months up 12 months maturity)	7,748,000	2,000,000
Short term bond funds	4,008,000	―
Corporate bonds	1,034,000	1,054,000
Total other investments	12,790,000	3,054,000
Total cash and cash equivalents and other investments	$69,468,000	$54,055,000

Other investments are classified as available-for-sale and are recorded at fair market value.  Unrealized gains and losses are reported as other comprehensive income or loss.  Realized gains and losses are reclassified from other comprehensive income or loss to net income or loss in the period they are realized.

NOTE G – COMMITMENTS AND CONTINGENCIES

[1] Legal Fees:

Russ, August & Kabat provides legal services to the Company with respect to its pending patent litigation filed in May 2017 against Facebook, Inc. in the United States District Court for the Southern District of New York relating to several patents within the Company's Mirror Worlds Patent Portfolio (see Note I[4] hereof).  The terms of the Company's agreement with Russ, August & Kabat provide for cash payments on a monthly basis subject to a cap plus a contingency fee ranging between 15% and 24% of the net recovery (after deduction of expenses) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved.  The Company is responsible for all of the expenses incurred with respect to this litigation.

Russ, August & Kabat also provides legal services to the Company with respect to its pending patent litigations filed in April 2014 and December 2014 against Google Inc. and YouTube, LLC in the United States District Court for the Southern District of New York relating to certain patents

NOTE G – COMMITMENTS AND CONTINGENCIES (continued)

within the Company's Cox Patent Portfolio (see Note I[3] hereof).  The terms of the Company's agreement with Russ, August & Kabat provide for legal fees on a full contingency basis ranging from 15% to 30% of the net recovery (after deduction of expenses) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved.  The Company is responsible for all of the expenses incurred with respect to this litigation.

Dovel & Luner, LLP provides legal services to the Company with respect to its patent litigation filed in September 2011 against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler (see Note I[1] hereof).  The terms of the Company's agreement with Dovel & Luner LLP essentially provide for legal fees on a full contingency basis ranging from 12.5% to 35% (with certain exceptions) of the net recovery (after deduction for expenses) depending on the stage of the preceding in which a result (settlement or judgment) is achieved.  For the three months ended March 31, 2018 and March 31, 2017, the Company incurred aggregate contingent legal fees to Dovel & Luner, LLP with respect to the litigation of $6,277,000 and $284,000, respectively.  The Company is responsible for a certain portion of the expenses incurred with respect to the litigation.

Dovel & Luner, LLP provided legal services to the Company with respect to the litigation settled in July 2010 against Cisco and several other major data networking equipment manufacturers (see Note I[2] hereof).  The terms of the Company's agreement with Dovel & Luner, LLP with respect to this litigation provided for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of 24% (based on the settlement being achieved at the trial stage).  As a result of the royalty payments payable quarterly by Cisco in accordance with the Company's settlement and license agreement with Cisco, the Company has an obligation to pay Dovel & Luner, LLP (including local counsel) 24% of such royalties received.  During the three months ended March 31, 2018 and March 31, 2017, the Company incurred aggregate legal fees to Dovel & Luner LLP with respect to the litigation of $-0- and $1,189,000, respectively.

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

On May 21, 2013, the Company's wholly-owned subsidiary, Mirror Worlds Technologies, LLC, acquired all of the patents previously owned by Mirror Worlds, LLC (which subsequently changed its name to Looking Glass LLC ("Looking Glass")), consisting of nine issued United States patents and five pending applications covering foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system (these patents together with subsequent related patent issuances comprise the Mirror Worlds Patent Portfolio).  As consideration for the patent acquisition, the Company paid Looking Glass $3,000,000 in cash, and issued 5-year warrants to purchase an aggregate of 1,750,000 shares of the Company's

NOTE G – COMMITMENTS AND CONTINGENCIES (continued)

common stock (875,000 shares of common stock at an exercise price of $1.40 per share and 875,000 shares of common stock at an exercise price of $2.10 per share) (the "Looking Glass Warrants").  On June 3, 2014, the Company repurchased the Looking Glass Warrants from Looking Glass at a cost of $505,000.

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

Mirror Worlds Technologies, LLC, the Company's wholly-owned subsidiary, extended its lease for a six month period expiring October 31, 2018, at a base rent of $620 per month, to rent office space in Tyler, Texas.

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

Under the terms of the Agreement, so long as the Chairman and Chief Executive Officer continues to serve as an executive officer of the Company, whether pursuant to the Agreement or otherwise, the Chairman and Chief Executive Officer shall also receive incentive compensation in an amount equal to 5% of the Company's gross royalties or other payments from Licensing Activities (as defined) (without deduction of legal fees or any other expenses) with respect to its Remote Power Patent and a 10% net interest (gross royalties and other payments after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company's royalties and other payments relating to Licensing Activities with respect to patents other than the Remote Power Patent (including the Mirror Worlds Patent Portfolio, Cox Patent Portfolio and M2M/IoT Patent Portfolio) (collectively, the "Incentive Compensation").  During the three months ended March 31, 2018 and March 31, 2017, the Chairman and Chief Executive Officer earned Incentive Compensation of $973,000  and $311,000, respectively.  As of March 31, 2018 and December 31, 2017, $86,000 and $346,000 of such compensation were included in accrued expenses, respectively.  The Incentive Compensation shall continue to be paid to the Chairman and Chief Executive Officer for the life of each of the Company's patents with respect to licenses entered into with third parties during the term of his employment or at anytime thereafter, whether he is employed by the Company or not; provided, that, the Chairman and Chief Executive Officer's employment has not been terminated by the Company "For Cause" (as defined) or terminated by him without "Good Reason" (as defined).  In the event of a merger or sale of substantially all of the assets of the Company, the Company has the option to extinguish the right of the Chairman and Chief Executive Officer to receive future Incentive Compensation by payment to him of a lump sum payment, in an amount equal to the fair market value of such future interest as determined by an independent third party expert if the parties do not reach agreement as to such

NOTE H - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS (continued)

value.  In the event that the Chairman and Chief Executive Officer's employment is terminated by the Company "Other Than For Cause" (as defined) or by him for "Good Reason" (as defined), the Chairman and Chief Executive Officer shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) a pro-rated portion of the $175,000 target bonus provided bonus criteria have been satisfied on a pro-rated basis through the calendar quarter in which the termination occurs and (iii) accelerated vesting of all unvested options, warrants, RSUs and other awards.

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

NOTE I - LEGAL PROCEEDINGS

[1]   In September 2011, the Company initiated patent litigation against sixteen (16) data networking equipment manufacturers (and affiliated entities) in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of its Remote Power Patent.  Named as defendants in the lawsuit, excluding related parties, were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inc., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transitions Networks, Inc.  The Company seeks monetary damages based upon reasonable royalties.  As of March 31, 2018, the Company had achieved settlement agreements with fifteen (15) of the sixteen (16) defendants.

NOTE I - LEGAL PROCEEDINGS  (continued)

On November 13, 2017, a jury empaneled in the United States District Court for the Eastern District of Texas, Tyler Division, found that certain claims of the Company's Remote Power Patent were invalid and not infringed by Hewlett-Packard (the "HP Jury Verdict").  As a result of the HP Jury Verdict, several of the largest licensees of the Company's Remote Power Patent, including Cisco, Dell, and Netgear, have advised the Company that they will no longer pay the Company ongoing royalties pursuant to their license agreements.  The Company disagrees with the position taken by such licensees because, among other reasons, the jury verdict is not an order of the District Court and may be thrown out as a result of motion practice in the District Court.  If the Company does not satisfactorily resolve the issue with such licensees, it may pursue arbitration.  However, the Company's position may not prevail in arbitration.  On February 2, 2018, the Company moved to throw out the jury verdict and have the Court determine that certain claims of the Company's Remote Power Patent are not obvious (invalid) as a matter of law by filing a motion for judgment as a matter of law on validity and motions for a new trial on validity and infringement.  A hearing on the Company's motions took place on May 14, 2018 and decisions are pending.  If the District Court enters an order confirming the HP Jury Verdict and finding certain claims of the Company's Remote Power Patent obvious (invalid) and either (i) the Company is unable to reverse the District Court order on appeal, or (ii) there is an arbitration ruling that the District Court order relieves the obligation of certain of the Company's licensees including Cisco Systems, Inc., the Company's largest licensee, to continue to pay the Company royalties and the District Court order is not subsequently reversed on appeal, the Company's business, results of operations and cash-flow will be materially adversely effected.

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

In October 2016, the Company entered a settlement agreement with Polycom, Inc. ("Polycom").  Under the terms of the settlement, Polycom entered into a non-exclusive license for our Remote Power Patent for its full term and is obligated to pay a license initiation fee of $5,000,000 for past sales of its Power over Ethernet ("PoE") products and ongoing royalties based on its sales of PoE products.  $2,000,000 of the license initiation fee was paid within 30 days and the balance payable in three annual installments of $1,000,000 beginning in October 2017. Payments due in October 2018 and October 2019 need not be paid by Polycom if all asserted claims of our Remote Power Patent have been found invalid.  Accordingly, if the District Court in the Company's litigation with Hewlett Packard (see below) enters an order finding certain claims of our Remote Power Patent obvious (invalid) and the Company is unable to overturn such order on appeal to the United States Court of Appeals for the Federal Circuit, Polycom will not be obligated to make the aforementioned remaining aggregate payments of $2,000,000 to the Company.

In October 2017, the U.S. Bankruptcy Court of the Southern District of New York approved the Company's settlement with defendant Avaya, Inc. ("Avaya").  As part of the settlement, Avaya, which on January 19, 2017 had filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, entered into a non-exclusive license agreement for the full term of the Company's Remote Power Patent.  Under the terms of the license, Avaya paid the Company a lump sum amount for sales of certain designated Power over Ethernet ("PoE") products, and agreed to pay ongoing royalties for  other designated PoE products.  In addition, Avaya agreed that the Company shall have an allowed general unsecured claim in the amount of $37,500,000, as amended, relating to all acts occurring on or before January 19, 2017 (the "Allowed Claim").  Under the Debtors' (Avaya and certain of its affiliates) Second Amended Joint Chapter 11 Plan of Reorganization of Avaya Inc. and its Debtor Affiliates, which was approved by the Bankruptcy Court on November 28, 2017 and became effective on December 15, 2017.  On January 9, 2018, the Company sold its Allowed Claim for $6,320,000 to an unaffiliated third party.

NOTE I - LEGAL PROCEEDINGS (continued)

On November 1, 2017, defendant Juniper Networks, Inc ("Juniper") agreed to settle its litigation with the Company for $13,250,000 for a fully-paid license to the Company's Remote Power Patent.  On December 8, 2017, the Company was advised by Juniper that it would not make the settlement payment to us as a result of the HP Jury Verdict and that there was no binding settlement agreement.  On January 16, 2018, the Company revised and closed its settlement with defendant Juniper.  The Company agreed to revise the settlement to avoid the possibility of protracted litigation regarding enforcing the settlement.  Under the terms of the revised settlement Juniper paid the Company $12,700,000 and received a fully-paid license to our Remote Power Patent (and certain other patents owned by us) for its full term, which applies to its sales of PoE products.

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

On February 2, 2018, the Company brought motions in the District Court to throw out the HP Jury Verdict and have the Court determine that certain claims of our Remote Power Patent are not obvious (invalid) by filing motions for judgment as a matter of law and a new trial on validity and infringement.  A hearing on the Company's motions took place on May 14, 2018 and decisions are pending.  If the District Court enters an order confirming the HP Jury Verdict, the District Court confirms certain claims of the Remote Power Patent are obvious (invalid), and these decisions are upheld on appeal to the United States Court of Appeals for the Federal Circuit, Cisco will likely continue not to pay the Company royalties unless there is an arbitration ruling that the District Court order does not affect the obligation of Cisco to pay the Company royalties under its license agreement. The loss of Cisco as a licensee would have a material adverse effect on the Company's business, results of operations and cash-flow.

NOTE I - LEGAL PROCEEDINGS (continued)

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

The above referenced litigations that the Company commenced in the United States District Court for the Southern District of New York in April 2014 and December 2014 against Google and YouTube are currently subject to a court ordered stay which has been in effect since July 2015 as a result of proceedings at the Patent Trial and Appeal Board (PTAB) and the appeals to the United States District Court of Appeals for the Federal Circuit (see below).

In December 2014, Google Inc. filed four petitions to institute Inter Partes Review ("IPRs") at the United States Patent and Trademark Office ("USPTO") pertaining to patents within the Company's Cox Patent Portfolio asserted in the litigation filed in April 2014 as described above.

Google in each of the IPRs sought to invalidate certain claims of the patents at issue within the Cox Patent Portfolio.  On June 23, 2015, the Patent Trial and Appeal Board ("PTAB") of the USPTO issued an order instituting for oral hearing each of the four IPRs.  The consolidated trial at the PTAB was held on March 9, 2016.  On June 20, 2016, the PTAB issued its Final Written Decisions in the Company's favor in the four pending IPRs.  On August 18, 2016, Google filed Notices of Appeal with respect to the PTAB's Final Written Decision to the United States Court of Appeals for the Federal Circuit.  On March 26, 2018, the United States Court of Appeals for the Federal Circuit vacated certain rulings of the PTAB's Final Written Decisions in favor of the Company determining that the PTAB erred in its claim construction of a certain claim term and remanded the four cases to the PTAB for further proceedings to address the claims that contained the term that was erroneously construed.  The Federal Circuit left undisturbed the PTAB's findings that the remaining claims of the patents (that did not include this claim term) are not invalid.  [On May 9, 2018, the Company filed a combined petition for panel rehearing and rehearing en banc of the Federal Circuit's decision.

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

[4]   On May 9, 2017, Mirror Worlds Technologies, LLC, the Company's wholly-owned subsidiary, initiated litigation against Facebook, Inc. ("Facebook") in the United States District Court for the Southern District of New York, for infringement of certain patents within the Company's Mirror Worlds Patent Portfolio.  The lawsuit alleges that the asserted patents are infringed by Facebook's core technologies that enable Facebook's Newsfeed and Timeline features.  The lawsuit further alleges that Facebook's unauthorized use of the stream based solutions of the asserted patents has helped Facebook become the most popular social networking site in the world.  The Company seeks, among other things, monetary damages based upon reasonable royalties.  On July 5, 2017, Facebook filed its Answer denying the Company's claims and asserting various affirmative defenses.  On May 7, 2018, Facebook filed a motion for summary judgment on non-infringement and a hearing on the motion is scheduled for July 18, 2018.

NOTE J – STOCK REPURCHASE

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

Since inception of the Share Repurchase Program through March 31, 2018, the Company has repurchased an aggregate of 7,729,546 shares of its common stock at an aggregate cost of $13,940,939 (exclusive of commissions) or an average per share price of $1.80.  All such repurchased shares have been cancelled.  During the three months ended March 31, 2018, the Company repurchased an aggregate of 153,993 shares of its common stock at an aggregate cost of $395,931 (exclusive of commissions) or an average per share price of $2.57.  At March 31, 2018, the dollar value of remaining shares that may be repurchased under the Share Repurchase Program was $2,523,070.

NOTE K – CONCENTRATIONS

Revenue from one licensee constituted approximately 65% of the Company's revenue for the three months ended March 31, 2018. Revenue from the sale of the Company's unsecured claim against Avaya, Inc. constituted approximately 32% of the Company's revenue for the three monthly ended March 31, 2018.  Revenue from one licensee constituted approximately 77% of the Company's revenue for the three months ended March 31, 2017.  At March 31, 2018, royalty receivables from three licensees constituted approximately 50%, 13% and 10% of the Company's royalty receivables.  At December 31, 2017, royalty receivables from three licensees constituted approximately 79% of the Company's royalty receivables.

NOTE L – DIVIDEND POLICY

On December 7, 2016, the Board of Directors of the Company approved the initiation of a dividend policy providing for the payment of a semi-annual cash dividend of $0.05 per common share ($0.10 per common share annually) commencing in 2017.  The Company anticipates paying the semi-annual cash dividends in March and September of each year.  It is anticipated that the semi-annual cash dividend will continue to be paid through March 2020 (the expiration of the Company's Remote Power Patent) provided that the Company continues to receive royalties from licensees of its Remote Power Patent.  In March and September of 2017, the Company paid semi-annual cash dividends of $.05 per common share.  On February 9, 2018, the Board of Directors of the Company declared a semi-annual cash dividend of $.05 per common share which was paid on March 24, 2018 to all common stockholders of record as of March 9, 2018.  However, if the Company is unable to overturn the jury verdict in its litigation with Hewlett-Packard (see Note I[1] hereof), or there is not an arbitration ruling that the HP Jury Verdict finding of non‑infringement does not apply to certain licensees of the Remote Power Patent, the Board of Directors may decide to modify or discontinue semi-annual cash dividends of $0.05 per common share.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WHICH ARE STATEMENTS THAT INCLUDE INFORMATION BASED UPON BELIEF OF OUR MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION AVAILABLE TO MANAGEMENT. STATEMENTS CONTAINING TERMS SUCH AS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS" OR SIMILAR WORDS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS.  ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED ON PAGES 15-26 OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2017 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 2, 2018 AND IN THIS QUARTERLY REPORT ON FORM 10-Q.

OVERVIEW

Our principal business is the development, licensing and protection of our intellectual property assets.  We presently own fifty-two (52) patents including (i) our Remote Power Patent covering the delivery of power over Ethernet cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) our Mirror Worlds Patent Portfolio relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) our Cox Patent Portfolio relating to enabling technology for identifying media content on the Internet and taking further action to be performed based on such identification; (iv) our M2M/IoT Patent Portfolio relating to, among other things, enabling technology for authenticating and using embedded sim cards in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers, and (v) our QoS Patents covering systems and methods for the transmission of audio, video and data in order to achieve high quality of service (QoS) over computer and telephony networks.  In addition, we continually review opportunities to acquire or license additional intellectual property.

We have been actively engaged in the licensing of our Remote Power Patent (U.S. Patent No. 6,218,930).  We currently have twenty-seven (27) licensees for our Remote Power Patent which, among others, include license agreements with Cisco Systems, Inc., Extreme Networks, Inc., Netgear, Inc., Microsemi Corporation, Motorola Solutions, Inc., NEC Corporation, Samsung Electronics Co., Ltd., Dell, Inc., Huawei Technologies Co., Ltd., ShoreTel, Inc., Polycom, Inc., Avaya, Inc. and Juniper Networks, Inc. and several other major data networking equipment manufacturers.  In addition, we have license agreements with Apple Inc. and Microsoft Corporation with respect to our Mirror Worlds Patent Portfolio.  Our current strategy includes continuing our licensing efforts with respect to our intellectual property assets.  In addition, we continue to seek to acquire additional intellectual property assets to develop, commercialize, license or otherwise monetize such intellectual property.  Our strategy includes working with inventors and patent owners to assist in the development and monetization of their patented technologies.  We may also enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.

Our acquisition strategy focuses on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as we have achieved with respect to our Remote Power Patent and Mirror Worlds Patent Portfolio.  Our Remote Power Patent generated licensing revenue in excess of $141,000,000 from May 2007 through March 31, 2018.  Our Mirror Worlds Patent Portfolio achieved licensing and other revenue from the portfolio of an aggregate of $47,150,000 through March 31, 2018.

On November 13, 2017, a jury empaneled in our patent infringement litigation in the United States District Court for the Eastern District of Texas, Tyler Division, found that certain claims of our Remote Power Patent were invalid and not infringed by Hewlett-Packard (the "HP Jury Verdict").  On February 2, 2018, we moved to throw out the HP Jury Verdict and have the Court determine that certain claims of our Remote Power Patent are not obvious (invalid) as a matter of law by filing motions for judgment as a matter of law on validity and a new trial on validity and infringement.  A hearing on our motions took place on May 14, 2018 and decisions are pending.  The HP Jury Verdict had a material adverse effect on our results of operations and cash-flow for the quarter ended March 31, 2018 and may continue to do so in the future.  As a result of the HP Jury Verdict, several of our largest licensees for our Remote Power Patent including Cisco, Dell and Netgear, constituting 76% of our running royalty revenue from royalty bearing licenses for the year ended December 31, 2017, advised us in late November 2017 and January 2018 that they will no longer pay us ongoing royalties pursuant to their license agreements.  We disagree with the position taken by such licensees for, among other reasons, that the HP Jury Verdict has not been subject to an order of the District Court and may be thrown out as a result of motion practice in the District Court.  If we are unable to satisfactorily resolve the issue, we may pursue arbitration.  However, our position may not prevail in arbitration.  If the District Court subsequently issues an order confirming the HP Jury Verdict and finding certain claims of our Remote Power Patent obvious (invalid), and we are unable to overturn such order on appeal to the United States Court of Appeals for the Federal Circuit, certain of our licensees will not be obligated to pay us ongoing royalties and other licensees (including Cisco), our largest licensee, will likely continue not to pay us royalties.

We have been dependent upon our Remote Power Patent for a significant amount of our revenue.  Revenue for the year ended December 31, 2017 and the three months ended March 31, 2018 from license agreements for our Remote Power Patent constituted $16,451,000 (100% of our revenue) and $19,463,000 (100% of our revenue), respectively.  In addition, we have been dependent on royalty bearing licenses for our Remote Power Patent for our recurring revenue (mostly payable quarterly), which for the year ended December 31, 2017 and the three months ended March 31, 2018 was $12,053,000 and $443,000, respectively.  As a result of certain of our largest licensees not paying us royalties pursuant to licenses for our Remote Power Patent as a result of the HP Jury Verdict as described above, we only achieved revenue from royalty bearing licenses of $443,000 for the three months ended March 31, 2018 as compared to royalty bearing revenue of $6,221,000 for the three months ended March 31, 2017.  Without revenue from our Remote Power Patent, our revenue will be dependent upon the outcome of litigation involving our Cox Patent Portfolio, Mirror Worlds Patent Portfolio and our ability to monetize our recently acquired M2M/IoT Patent Portfolio or new patents to be acquired in the future.  Our future revenue stream is uncertain.   Accordingly, if the District Court enters an order confirming the HP Jury Verdict and finding certain claims of our Remote Power Patent obvious (invalid) and either (i) we are unable to reverse the District Court order on appeal, or (ii) there is an arbitration ruling that the District Court order relieves the obligation of certain of our licensees including Cisco Systems, Inc., our largest licensee, to continue to pay us royalties and the District Court order is not subsequently reversed on appeal, our business, results of operations and cash-flow will be materially adversely effected.

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

At March 31, 2018, our principal sources of liquidity consisted of cash and cash equivalents and other investments of $69,468,000 and working capital of $59,305,000.  We believe based on our current cash position and projected licensing revenue from existing licensees that we will have sufficient cash to fund our operations for the foreseeable future.  Based on our cash position, we continually review opportunities to acquire additional intellectual property as well as evaluate other strategic opportunities.

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

Our revenue from our patent licensing business is generated from license agreements entered into as a result of litigation settlements or judgments (after a jury verdict).  Generally, in the event of settlement of litigation related to our assertion of patent infringement involving our intellectual property, defendants will either pay (i) a non-refundable lump sum payment for a non-exclusive fully-paid license (a "Fully-Paid License"), or (ii) a non-refundable lump sum payment (license initiation fee) together with an ongoing obligation to pay quarterly or monthly royalties to us for the life of the licensed patent (a "Royalty Bearing License").

Royalty Bearing Licenses

We currently have Royalty Bearing Licenses for our Remote Power Patent with seventeen (17) licensees pursuant to which such licensees are obligated to pay us ongoing royalties on a quarterly or monthly basis for the life of our Remote Power Patent (March 2020), subject to certain conditions including the validity of certain claims of our Remote Power Patent or a finding that a third party's PoE products are found not to infringe our Remote Power Patent and such finding applies to our particular licensee's licensed products.  Recurring revenue from our Royalty Bearing Licenses was $443,000 for the three months ended March 31, 2018 as compared to $6,221,000 for the three months ended March 31, 2017.  The material decline in revenue from our Royalty Bearing Licenses was due to certain of our largest licensees stopping payment of royalties pursuant to their license agreements as a result of the HP Jury Verdict as described above.  At March 31, 2018, we had Royalty Bearing Licenses with seventeen (17) licensees as compared to sixteen (16) such licensees at March 31, 2017.

Pending Litigation

We currently have pending patent infringement litigations involving our Remote Power Patent and certain patents within our Cox Patent Portfolio and Mirror Worlds Patent Portfolio (see "Legal Proceedings" at pages 32 – 36 hereof).

In September 2011, we initiated patent litigation against sixteen (16) data equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  We settled the litigation against fifteen (15) of the sixteen (16) defendants.  The remaining defendant in the litigation is Hewlett-Packard Company.  On November 13, 2017, a jury determined that certain claims of our Remote Patent are invalid and not infringed by Hewlett-Packard.  On February 2, 2018, we moved to throw out the jury verdict and have the Court determine that certain claims of our Remote Power Patent are not obvious (invalid) by filing a motion for judgment as a matter of law on validity and motions for a new trial on validity and infringement.  A hearing on our motions was held on May 14, 2018 and decisions are pending (see "Legal Proceedings" at page 33 hereof).

In April 2014 and December 2014, we initiated patent infringement litigation against Google Inc. and YouTube, LLC in the United States District Court for the Southern District of New York for infringement of several patents within our Cox Patent Portfolio (see "Legal Proceedings" at page 35 hereof). These litigations are currently subject to a court ordered stay (see "Legal Proceedings" at page 35 of this quarterly report).

In May 2017, we initiated patent infringement litigation against Facebook, Inc. ("Facebook") in the United States District Court for the Southern District of New York, for infringement of our U.S. Patent No. 6,006,227, U.S. Patent No. 7,865,538 and U.S. Patent No. 8,225,439 (among the patents we acquired as part of our acquisition of our Mirror Worlds Patent Portfolio) (see "Legal Proceedings" at page 34 hereof).

Settlements in the Periods

During the three month period ended March 31, 2018, we had revenue of $12,700,000 from a Fully-Paid License with Juniper Systems, Inc. from a litigation settlement (see "Legal Proceedings" at page 34 hereof).  During the three month period ended March 31, 2017, we had no revenue from Fully-Paid Licenses or license initiation fees related to litigation settlements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenue.  We had revenue of $19,463,000 for the three months ended March 31, 2018 as compared to revenue of $6,221,000 for the three months ended March 31, 2017.  The increase in revenue of $13,242,000 for the three months ended March 31, 2018 was primarily due to revenue of $19,020,000 for the three months ended March 31, 2018 from a Fully-Paid License related to our patent litigation settlement with Juniper Networks, Inc. of $12,700,000 and $6,320,000 of revenue from sale of our Avaya unsecured claim (see "Legal Proceedings" at page 33 hereof).  Excluding revenue from our Fully-Paid License with Juniper and sale of our Avaya unsecured claim for the three months ended March 31, 2018, revenue from our Royalty Bearing Licenses for the three months ended March 31, 2018 was $443,000 compared to $6,221,000 for the three months ended March 31, 2017 due primarily to several of our largest licensees stopping royalty payments to us as a result of the HP Jury Verdict (See "Legal Proceedings" at pages 33 – 34 hereof).

Operating Expenses.  Operating expenses for the three months ended March 31, 2018, were $8,580,000 as compared to $2,968,000 for the three months ended March 31, 2017.  The increase in operating expenses of $5,612,000 was primarily due to an increase in costs of revenue of $5,467,000 for the three months ended March 31, 2018 associated with increased revenue of $13,242,000 for the three months ended March 31, 2018 related to our Fully-Paid License with Juniper from our patent litigation settlement and the sale of our unsecured Avaya claim.  We had costs of revenue of $7,259,000 and $1,792,000 for the three months ended March 31, 2018 and March 31, 2017, respectively.  Included in the costs of revenue for three months ended March 31, 2018 were contingent legal fees and expenses of $6,286,000 and $973,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note I[1] and Note H[1] to our unaudited condensed consolidated financial statements included in this quarterly report).  Included in the costs of revenue for the three months ended March 31, 2017 were contingent legal fees and expenses of $1,481,000 and $311,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note H[1] to our unaudited condensed consolidated financial statements included in this quarterly report).

General and administrative expenses increased by $23,000 from $484,000 for the three months ended March 31, 2017 to $507,000 for the three months ended March 31, 2018.  Amortization of patents was $70,000 for the three months ended March 31, 2018 as compared to $50,000 for the three months ended March 31, 2017.  Stock-based compensation expense related to the issuance of restricted stock units was $226,000 for the three months ended March 31, 2018 as compared to $237,000 for the issuance of restricted stock units and the vesting of stock options for the three months ended March 31, 2017.  Professional fees and related costs were $518,000 for the three months ended March 31, 2018 as compared to $405,000 for the three months ended March 31, 2017.

Interest Income.  Interest income for the three months ended March 31, 2018 was $143,000 as compared to interest income of $9,000 for the three months ended March 31, 2017 primarily as a result of greater interest on money market investments.

Operating Income. We had operating income of $10,883,000 for the three months ended March 31, 2018 compared with operating income of $3,253,000 for the three months ended March 31, 2017.  The increased operating income of $7,630,000 for the three months ended March 31, 2018 was due to operating income associated with increased revenue of $13,242,000 from our Fully-Paid License with Juniper and the sale of our Avaya unsecured claim for the three months ended March 31, 2018, less related costs.

Current Taxes.  Federal, state and local income taxes of $2,425,000 and $955,000 were recorded for the three months ended March 31, 2018 and March 31, 2017, respectively.  The increase in such taxes of $1,470,000 for the three months ended March 31, 2018 was due to increased taxable income for the three months ended March 31, 2018, offset by a 13% reduction in the federal corporate tax rate resulting from the 2017 Tax Cuts and Job Act.

Net Income.  As a result of the foregoing, we realized net income of $8,601,000 or $0.36 per share (basic) and $0.34 per share (diluted) for the three months ended March 31, 2018 compared with net income of $2,268,000 or $0.09 per share (basic and diluted) for the three months ended March 31, 2017.  The increase in net income of $6,333,000 was primarily due to income associated with increased revenue of $13,242,000 from our Fully-Paid License with Juniper and from the sale of our Avaya unsecured claim, less related costs.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from revenue from licensing our patents.  At March 31, 2018, our principal sources of liquidity consisted of cash and cash equivalents and other investments of $69,468,000 and working capital of $59,305,000.  We believe based on our current cash position that we will have sufficient cash to fund our operations for the foreseeable future.

At March 31, 2018, we had royalty receivables of $424,000 due from our Royalty Bearing Licenses, which are typically paid within sixty days of the end of the quarter.

Working capital increased by $7,249,000 to $59,305,000 at March 31, 2018 as compared to working capital of $52,056,000 at December 31, 2017.  The increase in working capital for the three months ended March 31, 2018 was primarily due to an increase in cash and cash equivalents of $5,577,000 and other investments of $9,736,000 offset by increases in accrued contingency fees and related costs of $5,861,000 and income taxes payable of $2,319,000.

Net cash provided by (used in) operating activities for the three months ended March 31, 2018 increased by $19,699,000 from $(2,777,000) for the three months ended March 31, 2017 to $16,922,000 for the three months ended March 31, 2018.  The increase in net cash provided by operating activities for the three months ended March 31, 2018 compared with the same period in 2017 was primarily due to an increase in net income of $6,333,000 and collections of royalty receivables of $4,292,000 and increases in income taxes payable of $2,319,000 and accrued expenses of $5,223,000 offset by an increase of $830,000 in prepaid taxes.

Cash used in investing activities during the three months ended March 31, 2018 included $9,761,000 of additional short term investments and $27,000 for purchases of patents.

Net cash used in financing activities for the three months ended March 31, 2018 and March 31, 2017 was $(1,557,000) and $(141,000), respectively.  The change primarily resulted from the repurchase of our common stock of $399,000 and we received $1,038,000 less proceeds from the exercise of warrants and options.

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

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing  basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.  We believe that the assumptions and estimates associated with revenue recognition, patents, income taxes, and stock-based compensation have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.  There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.  See also Note B to our unaudited condensed consolidated financial statements included in this report.

Accounting Standards Adopted in the Period

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU No. 2014-09 provides for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance.  The Company adopted ASU 2014-09 on January 1, 2018 using the modified retrospective approach.  The Company did not record a modified retrospective adjustment upon adoption as it relates to the amount and timing of revenue recognized from its existing license agreements for its intellectual property.

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

(b)           Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2012, we reached settlement agreements with defendants Motorola Solutions, Inc. ("Motorola") and Transition Networks, Inc. ("Transition Networks").  In October 2012, we reached a settlement with defendant GarrettCom, Inc ("GarrettCom").  In February 2013, we reached settlement agreements with Allied Telesis, Inc. ("Allied Telesis") and NEC Corporation ("NEC").  As part of the settlements, Motorola, Transition Networks, GarretCom, Allied Telesis and NEC each entered into a non-exclusive license agreement for our Remote Power Patent pursuant to which each such defendant agreed to license our Remote Power Patent for its full term (which expires in March 2020) and pay a license initiation fee and ongoing royalties based on their sales of PoE products.  In March 2015 and July 2015, we reached settlements with defendants Samsung Electronics Co., Ltd. ("Samsung"), Huawei Technologies Co., Ltd. ("Huawei") and ShoreTel, Inc. ("ShoreTel").  Samsung and Huawei each entered into a non-exclusive fully-paid license agreement for our Remote Power Patent for its full term.  ShoreTel entered into a non-exclusive license agreement for our Remote Power Patent for its full term and paid a license initiation fee and agreed to pay quarterly royalties based upon its sales of PoE products.

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

On October 16, 2017, the U.S. Bankruptcy Court of the Southern District of New York approved our settlement with defendant Avaya, Inc. ("Avaya").  As part of the settlement, Avaya, which on January 19, 2017 had filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, entered into a non-exclusive license agreement for the full term of our Remote Power Patent.  Under the terms of the license, Avaya paid a lump sum amount for sales of certain designated Power over Ethernet ("PoE") products, and agreed to pay ongoing royalties for other designated PoE products.  In addition, Avaya agreed we shall have an allowed general unsecured claim in the amount of $37,500,000, as amended, relating to all acts occurring on or before January 19, 2017 ("Allowed Claim").

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

On November 13, 2017, a jury empaneled in the United States District Court for the Eastern District of Texas, Tyler Division, found that certain claims of our Remote Power Patent are invalid and not infringed by Hewlett-Packard.  On February 2, 2018, we moved to throw out the jury verdict and have the Court determine that certain claims of our Remote Power Patent are not obvious (invalid) as a matter of law by filing motions for judgment as a matter of law on validity and a new trial on validity and infringement.  A hearing on our motions took place on May 14, 2018 and decisions are pending.  If the District Court enters an order confirming the HP Jury Verdict and finding certain claims of our Remote Power Patent obvious (invalid) and either (i) we are unable to reverse the District Court order on appeal, or (ii) there is an arbitration ruling that the District Court order relieves the obligation of certain of our licensees including Cisco Systems, Inc., our largest licensee, to continue to pay us royalties and the District Court order is not subsequently reversed on appeal, our business, results of operations and cash-flow will be materially adversely effected (see "Risk Factors" on pages 15-18 of our Annual Report on Form 10-K filed with the SEC on April 2, 2018).

On November 1, 2017, defendant Juniper Networks, Inc ("Juniper"). agreed to settle its litigation with us for $13,250,000 for a fully-paid license to our Remote Power Patent.  On December 8, 2017, we were advised by Juniper that it would not make the settlement payment to us as a result of the HP Jury Verdict and that there was no binding settlement agreement.  On January 16, 2018, we revised and closed our settlement with defendant Juniper.  We agreed to revise the settlement to avoid the possibility of protracted litigation regarding enforcing the settlement.  Under the terms of the revised settlement Juniper paid us $12,700,000 and received a fully-paid license to our Remote Power Patent (and certain other patents owned by us) for its full term, which applies to its sales of PoE products.

Mirror Worlds Patent Portfolio Litigation

Pending Facebook Litigation

On May 9, 2017, Mirror Worlds Technologies, LLC, our wholly-owned subsidiary, initiated litigation against Facebook, Inc. ("Facebook") in the United States District Court for the Southern District of New York, for infringement of U.S. Patent No. 6,006,227, U.S. Patent No. 7,865,538 and U.S. Patent No. 8,255,439 (among the patents within our Mirror Worlds Patent Portfolio).  The lawsuit alleges that the asserted patents are infringed by Facebook's core technologies that enable Facebook's Newsfeed and Timeline features.  The lawsuit further alleges that Facebook's unauthorized use of the stream based solutions of our asserted patents has helped Facebook become the most popular social networking site in the world.  We seek, among other things, monetary damages based upon reasonable royalties.  On July 5, 2017, Facebook filed its Answer denying our claims and asserting various affirmative defenses.  On May 7, 2018, Facebook filed a motion for summary judgment on non-infringement and a hearing on the motion is scheduled for July 18, 2018.

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

In December 2014, Google filed four petitions to institute Inter Partes Review proceedings (the "IPRs") at the PTAB pertaining to certain patents within our Cox Patent Portfolio.  In each of the IPRs, Google sought to invalidate certain claims of our patents within our Cox Patent Portfolio which have been asserted in our litigations against Google and YouTube pending in the United States District Court for the Southern District of New York as described above.  On June 23, 2015, the PTAB issued an order instituting each of the four IPR petitions for oral hearing.  The consolidated oral hearing was held on March 9, 2016.  On June 20, 2016, the PTAB issued its Final Written Decisions in the four pending IPRs finding eighty-six (86) claims "not unpatentable" (valid) and in total, one hundred nineteen (119) out of one hundred and twenty-nine (129) or 92% of the challenged claims of the patents survived.  None of our asserted claims in the pending litigations against Google and YouTube were found invalid.  On August 18, 2016, Google filed Notices of Appeal to appeal the PTAB's Final Written Decisions on the IPRs to the United States Court of Appeals for the Federal Circuit.  On March 26, 2018, the United States Court of Appeals for the Federal Circuit vacated certain rulings of the PTAB's Final Written Decisions in favor of us determining that the PTAB erred in its construction of a certain claim term and remanded the four cases to the PTAB for further proceedings to address the claims that contained the term that was erroneously construed.  The Federal Circuit left undisturbed the PTAB's findings that the remaining claims of the patents (that did not include this claim term) are not invalid.  On May 9, 2018, we filed a combined petition for panel rehearing and rehearing en banc of the Federal Circuit's decision.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Issuances of Unregistered Securities

There were no such issuances during the three months ended March 31, 2018.

Stock Repurchases

On August 22, 2011, we established a share repurchase program ("Share Repurchase Program").  On June 14, 2017, our Board of Directors authorized an extension and increase of the Share Repurchase Program to repurchase up to $5,000,000 of shares of our common stock over the subsequent 12 month period.  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in our discretion.  The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors.  The Share Repurchase Program may be increased, suspended or discontinued at any time.  Since inception of the Share Repurchase Program in August 2011 through March 31, 2018, we have repurchased an aggregate of 7,729,546 shares of our common stock at an aggregate cost of $13,940,939 (exclusive of commissions) or an average per share price of $1.80.  During the three months ended March 31, 2018, we repurchased 153,993 shares of our common stock at an aggregate cost of $395,931 (exclusive of commissions) or an average per share price of $2.57.  At March 31, 2018, the remaining dollar value of shares that may be repurchased under the Share Repurchase Program was $2,523,070.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2018	23,252	$2.55	23,252	$ 2,859,708
February 1 to February 28, 2018	130,741	$2.57	130,741	$ 2,523,070
March 1 to March 31, 2018	―	―	―	$ 2,523,070
Total	153,993	$2.57	153,993

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

NETWORK-1 TECHNOLOGIES, INC.

Date: May 15, 2018	By:	/s/ Corey M. Horowitz
Corey M. Horowitz
Chairman and Chief Executive Officer

Date: May 15, 2018	By:	/s/ David C. Kahn
David C. Kahn
Chief Financial Officer