Form 10-Q
period 2018-06-30
NETWORK 1 TECHNOLOGIES INC
filed 2018-08-14
CIK 1065078

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of the registrant's common stock, $.01 par value per share, outstanding as of August 14, 2018 was 23,835,916.

NETWORK-1 TECHNOLOGIES, INC.

Form 10-Q Index

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

NETWORK-1 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2018	2017
ASSETS:

CURRENT ASSETS:
Cash and cash equivalents	$32,959,000	$51,101,000
Other investments	26,997,000	3,054,000
Royalty receivables, net	448,000	575,000
Prepaid taxes	—	125,000
Other current assets	44,000	83,000

Total Current Assets	60,448,000	54,938,000

OTHER ASSETS:
Deferred tax assets	168,000	168,000
Patents, net of accumulated amortization	2,083,000	2,169,000
Security deposits	19,000	19,000

Total Other Assets	2,270,000	2,356,000

TOTAL ASSETS	$62,718,000	$57,294,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$234,000	$244,000
Income taxes payable	1,164,000	—
Accrued contingency fees and related costs	737,000	1,780,000
Accrued payroll	58,000	709,000
Other accrued expenses	191,000	149,000

TOTAL LIABILITIES	2,384,000	2,882,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value, authorized 10,000,000 shares;
none issued and outstanding at June 30, 2018
December 31, 2017	—	—

Common stock, $0.01 par value; authorized 50,000,000 shares;
23,633,229 and 23,843,915 shares issued and outstanding at
June 30, 2018 and December 31, 2017, respectively	236,000	238,000

Additional paid-in capital	64,916,000	64,435,000
Accumulated deficit	(4,742,000)	(10,219,000)
Accumulated other comprehensive loss	(76,000)	(42,000)

TOTAL STOCKHOLDERS' EQUITY	60,334,000	54,412,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$62,718,000	$57,294,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

REVENUE	$471,000	$4,862,000	$19,934,000	$11,083,000

OPERATING EXPENSES:
Costs of revenue	133,000	1,583,000	7,392,000	3,375,000
Professional fees and related costs	586,000	215,000	1,104,000	620,000
General and administrative	462,000	440,000	969,000	924,000
Amortization of patents	69,000	50,000	139,000	100,000
Stock-based compensation	225,000	237,000	451,000	474,000

TOTAL OPERATING EXPENSES	1,475,000	2,525,000	10,055,000	5,493,000

OPERATING INCOME (LOSS)	(1,004,000)	2,337,000	9,879,000	5,590,000
OTHER INCOME:
Interest income, net	203,000	25,000	346,000	34,000

INCOME (LOSS) BEFORE INCOME TAXES	(801,000)	2,362,000	10,225,000	5,624,000

INCOME TAXES (BENEFIT):
Current	(237,000)	818,000	2,188,000	1,773,000
Deferred taxes, net	—	—	—	39,000
Total income taxes (benefit)	(237,000)	818,000	2,188,000	1,812,000

NET INCOME (LOSS)	$(564,000)	$1,544,000	$8,037,0000	$3,812,000

Net Income (Loss) Per Share
Basic	$(0.02)	$0.06	$0.34	$0.16
Diluted	$(0.02)	$0.06	$0.31	$0.14

Weighted average common shares outstanding:
Basic	23,713,827	24,285,803	23,760,163	24,202,788
Diluted	23,713,827	26,693,310	25,599,581	26,514,620

Cash dividends declared per share	—	—	$0.05	$0.05

NET INCOME (LOSS)	$(564,000)	$1,544,000	$8,037,000	$3,812,000

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding loss on securities available-for-sale arising during the period	(9,000)	2,000	(34,000)	1,000

COMPREHENSIVE INCOME (LOSS)	$(573,000)	$1,546,000	$8,003,000	$3,813,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$8,037,000	$3,812,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of patents	139,000	100,000
Stock-based compensation	451,000	474,000
Deferred tax provision	—	39,000

Changes in operating assets and liabilities:
Royalty receivables	127,000	(1,518,000)
Prepaid taxes	125,000	1,195,000
Other current assets	39,000	39,000
Accounts payable	(10,000)	(15,000)
Income taxes payable	1,164,000	640,000
Accrued expenses	(1,693,000)	(2,598,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,379,000	2,168,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of other investments	(23,977,000)	—
Development of patents	(53,000)	(8,000)
CASH USED IN INVESTING ACTIVITIES	(24,030,000)	(8,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,188,000)	(1,214,000)
Value of shares delivered to fund withholding taxes	(50,000)	(56,000)
Repurchases of common stock, net of commissions	(1,283,000)	(981,000)
Proceeds from exercise of options and warrants	30,000	1,068,000

NET CASH USED IN FINANCING ACTIVITIES	(2,491,000)	(1,183,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,142,000)	977,000

CASH AND CASH EQUIVALENTS, beginning of period	$51,101,000	$50,918,000

CASH AND CASH EQUIVALENTS, end of period	$32,959,000	$51,895,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—
Income taxes	918,000	—

NON-CASH FINANCING ACTIVITY
Accrued dividend rights on restricted stock units	$41,000	$42,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

NETWORK-1 TECHNOLOGIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS:

[1] BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of the management of Network-1 Technologies, Inc. (the "Company"), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 2018, and the results of its operations and comprehensive income (loss) for the three and six month periods ended June 30, 2018 and June 30, 2017 and its cash flows for the six month periods ended June 30, 2018 and June 30, 2017.  The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP may have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2018. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results of operations to be expected for the full year.

The accompanying condensed consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, Mirror Worlds Technologies, LLC.

[2] BUSINESS:

The Company is engaged in the development, licensing and protection of its intellectual property assets.  The Company presently owns fifty-five (55) patents including (i) the remote power patent (the "Remote Power Patent") covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) the Mirror Worlds patent portfolio (the "Mirror Worlds Patent Portfolio") relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) the Cox patent portfolio (the "Cox Patent Portfolio") relating to enabling technology for identifying media content on the Internet and taking further action to be performed based on such identification; (iv) M2M/IoT patent portfolio (the "M2M/IoT Patent Portfolio") relating to, among other things, enabling technology for authenticating and using embedded sim cards in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers; and (v) patents covering systems and methods for the transmission of audio, video and data over computer and telephony networks in order to achieve high quality of service (QoS) (the "QoS Patents"). The Company has been actively engaged in licensing its Remote Power Patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables.  As of June 30, 2018, the Company has entered into twenty-seven (27) license agreements with respect to its Remote Power Patent.  The Company has also entered into two license agreements with respect to its Mirror Worlds Patent Portfolio.  The Company's current strategy includes continuing to pursue licensing opportunities for its intellectual property assets.  In addition, the Company continually reviews opportunities to acquire or license additional intellectual property as well as other strategic alternatives.  The Company's acquisition strategy is to focus on acquiring high quality patents

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS: (continued)

which management believes have the potential to generate significant licensing opportunities as the Company has achieved with respect to its Remote Power Patent and Mirror Worlds Patent Portfolio.  The Company's Remote Power Patent has generated licensing revenue in excess of $141,000,000 from May 2007 through June 30, 2018.  The Company's Mirror Worlds Patent Portfolio achieved licensing and other revenue of $47,150,000 through June 30, 2018.  In addition, the Company may enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.

On November 13, 2017, a jury empaneled in the United States District Court for the Eastern District of Texas, Tyler Division, found that certain claims of the Company's Remote Power Patent were invalid and not infringed by Hewlett-Packard (the "HP Jury Verdict").  The HP Jury Verdict had a material adverse effect on our results of operations and cash-flow for the three and six months ended June 30, 2018 and may continue to do so in the future.  The Company has depended upon its Remote Power Patent for a significant portion of its revenue.  As a result of the HP Jury Verdict several of the Company's largest licensees, including Cisco Systems, Inc., its largest licensee, notified the Company in late November 2017 and January 2018 that they will no longer make ongoing royalty payments to the Company pursuant to their license agreements.  If the District Court enters an order confirming the HP Jury Verdict and finding certain claims of the Remote Power Patent obvious (invalid) and either (i) the Company is unable to reverse the District Court order on appeal, or (ii) there is an arbitration ruling that the District Court order relieves the obligation of certain of the Company's licensees, including Cisco Systems, Inc., to continue to pay the Company royalties and the District Court order is not subsequently reversed on appeal, the Company's business, results of operations and cash-flow will be materially adversely effected (see Note I[1] and I[2] hereof).

Consistent with the Company's revenue recognition policy, (see Note B hereof), the Company did not record revenue for the three and six months ended June 30, 2018 from certain licensees, including Cisco, Dell and Netgear, who advised the Company they would not pay the Company ongoing royalties as a result of the HP Jury Verdict.  The Company disagrees with the position taken by such licensees and may pursue arbitration if it does not achieve a satisfactory resolution (see Note I[1] and I[2] hereof).

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

We determine revenue recognition through the follow steps:

•	identification of the license agreement;
•	identification of the performance obligations in the license agreement;
•	determination of the consideration for the license;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when we satisfy our performance obligations.

Revenue disaggregated by revenue source for the three and six months ended June 30, 2018, consists of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018		2017	2018	2017
Fully-Paid - Licenses	$	―	$2,300,000	12,700,000	2,300,000
Royalty Bearing - Licenses		471,000	2,562,000	914,000	8,783,000
Other Revenue(1)		―	―	6,320,000	―
Total Revenue		$471,000	$4,862,000	$19,934,000	$11,083,000
______________________

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

Costs of Revenue

The Company includes in costs of revenue for the three and six months ended June 30, 2018 and 2017 contingent legal fees payable to patent litigation counsel (see Note G[1] hereof) and incentive bonus compensation payable to its Chairman and Chief Executive Officer (see Note H[1] hereof).

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

ASC 740-10, "Accounting for Uncertainty in Income Taxes," defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.  The Company had no uncertain tax positions as of June 30, 2018 and December 31, 2017.

United States federal, state and local income tax returns prior to 2014 are not subject to examination by any applicable tax authorities, except that tax authorities could challenge returns (only under certain circumstances) for earlier years to the extent they generated loss carry-forwards that are available for those future years.  On July 19, 2018, the Internal Revenue Service notified the Company that it was examining its 2016 federal tax return.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The personal holding company ("PHC") rules under the Internal Revenue Code impose a 20% tax on a PHC's undistributed personal holding company income ("PHC Income"), which means, in general, taxable income subject to certain adjustments.  For a corporation to be classified as a PHC, it must satisfy two tests: (i) that more than 50% in value of its outstanding shares must be owned directly or indirectly by 5 or fewer individuals at anytime during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the "Ownership Test") and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the "Income Test").  In the second half of 2018 to date (as well as during the second half of prior years), the Company did not meet the Ownership Test.  Due to the significant number of shares held by the Company's largest shareholders, the Company continually assesses its share ownership to determine whether it meets the Ownership Test.  If the Ownership Test were met and the income generated by the Company were determined to constitute "royalties" within the meaning of the Income Test, the Company would constitute a PHC and the Company would be subject to a 20% tax on the amount of any PHC Income that it does not distribute to its shareholders.

Impairment of long-lived assets

Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.  Accordingly, we record impairment losses on long-lived assets used in operations or expected to be disposed of when indicators of impairment exist and the undiscounted cash flows expected to be derived from those assets are less than carrying amounts of these assets.  At June 30, 2018, there was no impairment to the Company's patents.

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

The carrying value of cash, other investments, royalty receivables, other assets, accounts payable, and accrued expenses approximate fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.  Other investments available for sale are measured at fair market value.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on its consolidated financial position, statements of operations and cash flows.

NOTE C - PATENTS

The Company's intangible assets at June 30, 2018 include patents with estimated remaining economic useful lives ranging from 1.95 to 15.50 years.  For all periods presented, all of the Company's patents were subject to amortization.  The gross carrying amounts and accumulated amortization related to acquired intangible assets as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
Gross carrying amount – patents	$7,625,000	$7,571,000
Accumulated amortization – patents	(5,542,000)	(5,402,000)
Patents, net	$2,083,000	$2,169,000

Amortization expense for the three months ended June 30, 2018 and June 30, 2017 was $69,000 and $50,000, respectively.  Amortization expense for the six months ended June 30, 2018 and June 30 2017 was $139,000 and $100,000, respectively.  Future amortization of intangible assets, net is as follows:

Twelve Months Ended June 30,
2019	$275,000
2020	272,000
2021	272,000
2022	272,000
2023 and thereafter	992,000
Total	$2,083,000

NOTE C – PATENTS (continued)

The Company's Remote Power Patent expires in March 2020. The expiration date of the patent within the Company's Mirror Worlds Patent Portfolio is February 2020 (eight of the nine patents in the Mirror Worlds Patent Portfolio have expired).  The expiration dates of the patents within the Cox Patent Portfolio range from September 2021 to November 2023.  The expiration dates of patents within the Company's M2M/IoT Patent Portfolio range from January 2034 to June 2034 and the expiration date of the QoS Patents is June 2019.

NOTE D – STOCK-BASED COMPENSATION

Restricted Stock Units

During the six months ended June 30, 2018, the Company issued 15,000 restricted stock units to each of its three non-management directors as an annual grant for 2018 for service on the Company's Board of Directors.  Each restricted stock unit represents a contingent right to receive one share of the Company's common stock.  The restricted stock units vest in four equal quarterly installments of 3,750 shares of common stock on March 15, 2018, June 15, 2018, September 15, 2018 and December 15, 2018, subject to continued service on the Board of Directors.

A summary of restricted stock unit activity for the six months ended June 30, 2018 is as follows (each restricted stock unit represents the right to receive one share of the Company's common stock):

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance of restricted stock units outstanding at December 31, 2017	820,000	2.28
Grants of restricted stock units	45,000	2.60
Vested restricted stock units	(92,500)	(2.50)
Balance of unvested restricted stock units at June 30, 2018	772,500	$2.27

Restricted stock unit compensation expense was $225,000 and $237,000 for the three months ended June 30, 2018 and June 30, 2017, respectively, and $451,000 and $474,000 for the six months ended June 30, 2018 and June 30, 2017, respectively.

The Company has an aggregate of $526,000 of unrecognized restricted stock unit compensation as of June 30, 2018 to be expensed over a weighted average period of 1.39 years.

All of the Company's 772,500 outstanding (unvested) restricted stock units at June 30, 2018 have dividend equivalent rights.  As of June 30, 2018, there was $113,000 accrued for dividend equivalent rights.  As of December 31, 2017, there was $84,000 accrued for dividend equivalent rights.

Stock Options

There were no stock option grants during the three and six months ended June 30, 2018 and June 30, 2017.

NOTE D – STOCK-BASED COMPENSATION  (continued)

The following table presents information relating to all stock options outstanding and exercisable at June 30, 2018:

Weighted
		Weighted	Average
Range of		Average	Remaining
Exercise	Options	Exercise	Life in	Options
Price	Outstanding	Price	Years	Exercisable

$0.83 - $2.34	1,635,000	$1.18	1.99	1,635,000

The Company had no recorded stock-based compensation related to stock option grants for the three and six months ended June 30, 2018 and June 30, 2017.

The Company had no unrecognized stock-based compensation cost as of June 30, 2018.  The aggregate intrinsic value of options exercisable at June 30, 2018 was $3,143,300.

During the three months ended June 30, 2018, a director of the Company exercised on a net exercise (cashless basis) a stock option to purchase 300,000 shares of common stock, at an exercise price of $1.88 per share, which resulted in net shares of 118,064 issued to the director.  During the three months ended June 30, 2017, no stock options were exercised.

Warrants

As of June 30, 2018, there were no outstanding warrants to purchase shares of the Company's common stock.

During the six months ended June 30, 2017, Recognition Interface, LLC exercised its remaining warrants to purchase an aggregate of 375,000 shares of the Company's common stock, at an exercise price of $2.10 per share, which resulted in gross proceeds to the Company of $787,500.

NOTE E – EARNINGS PER SHARE

Basic Earnings per share is calculated by dividing the net income by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and restricted stock units. Potential shares of 2,407,500 and 2,950,250 at June 30, 2018 and June 30, 2017, respectively, consisted of options and restricted stock units.  Computations of basic and diluted weighted average common shares outstanding were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017

Weighted-average common shares outstanding – basic	23,760,163	24,202,788	23,713,827	24,285,803
Dilutive effect of options, warrants and restricted stock units	1,839,418	2,311,832	—	2,407,507
Weighted-average common shares outstanding – diluted	25,599,581	26,514,620	23,713,827	26,693,310
Options and restricted stock units excluded from the computation of diluted income per share because the effect of inclusion would have been anti-dilutive	—	—	2,407,500	—

NOTE F – CASH AND CASH EQUIVALENTS, AND OTHER INVESTMENTS

The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC").  At June 30, 2018, the Company maintained a cash balance of $27,860,000 in excess of FDIC limits.

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

NOTE F – CASH AND CASH EQUIVALENTS, AND OTHER INVESTMENTS (continued)

Cash and cash equivalents, and other investments as of June 30, 2018 and December 31, 2017 were composed of:

	June 30, 2018	December 31, 2017

Cash and cash equivalents:
Cash	$8,906,000	$7,514,000
Money market funds	21,796,000	43,337,000
Certificates of deposit (3 months or less maturity)	2,257,000	250,000
Total Cash and cash equivalents:	$32,959,000	$51,101,000

Other Investments
Certificates of deposit (greater than 3 months up 12 months maturity)	9,487,000	2,000,000
Short term bond funds	13,366,000	―
Corporate bonds	4,144,000	1,054,000
Total other investments	26,997,000	3,054,000
Total cash and cash equivalents and other investments	$59,956,000	$54,155,000

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

Dovel & Luner, LLP provides legal services to the Company with respect to its patent litigation filed in September 2011 against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler (see Note I[1] hereof).  The terms of the Company's agreement with Dovel & Luner LLP essentially provide for legal fees on a full contingency basis ranging from 12.5% to 35% (with certain exceptions) of the net recovery (after deduction for expenses) depending on the stage of the preceding in which a result (settlement or judgment) is achieved.  For the three months ended June 30, 2018 and June 30, 2017, the Company incurred aggregate contingent legal fees to Dovel & Luner, LLP with respect to the litigation of $100,000 and $983,000, respectively.  For the six months ended June 30, 2018 and June 30, 2017, the Company incurred aggregate contingent legal fees to Dovel & Luner, LLP with respect to the litigation of $6,377,000 and $1,266,000, respectively.  The Company is responsible for a certain portion of the expenses incurred with respect to the litigation.

Dovel & Luner, LLP provided legal services to the Company with respect to the litigation settled in July 2010 against Cisco and several other major data networking equipment manufacturers (see Note I[2] hereof).  The terms of the Company's agreement with Dovel & Luner, LLP with respect to this litigation provided for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of 24% (based on the settlement being achieved at the trial stage).  As a result of the royalty payments payable quarterly by Cisco in accordance with the Company's settlement and license agreement with Cisco, the Company has an obligation to pay Dovel & Luner, LLP (including local counsel) 24% of such royalties received.  During the three months ended June 30, 2018 and June 30, 2017, the Company incurred aggregate legal fees to Dovel & Luner LLP with respect to the litigation of -0- and $344,000, respectively.  For the six months ended June 30, 2018 and June 30, 2017, the Company incurred aggregate contingent legal fees to Dovel & Luner, LLP with respect to the litigation of $-0- and $1,533,000.

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

NOTE G – COMMITMENTS AND CONTINGENCIES (continued)

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

On December 29, 2017, the Company acquired from M2M and IoT Technologies, LLC ("M2M") the M2M/IoT Patent Portfolio consisting of twelve (12) issued United States patents relating to, among other things, the enabling technology for authenticating and using embedded SIM cards in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers as well as automobiles and drones.  The Company paid $1,000,000 to acquire the M2M/IoT Patent Portfolio from M2M and has an obligation to pay M2M 14% of the first $100 million of net proceeds (after deduction of expenses) and 5% of net proceeds greater than $100 million from Monetization Activities (as defined) related to the patent portfolio. In addition, M2M will be entitled to receive from the Company $250,000 of additional consideration upon the occurrence of certain future events related to the patent portfolio.  Since the acquisition of the patent portfolio from M2M, the Company has been issued four additional related patents by the USPTO resulting in an aggregate of sixteen (16) issued U.S. Patents.  As part of the acquisition of M2M/IoT Patent Portfolio, professional fees and filing fees of $88,000 were capitalized as patent cost.

[3] Lease Agreements:

The Company leases its principal office space in New York City at a monthly base rent of approximately $3,900 which lease expires on May 31, 2020.

NOTE G – COMMITMENTS AND CONTINGENCIES (continued)

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

Under the terms of the Agreement, so long as the Chairman and Chief Executive Officer continues to serve as an executive officer of the Company, whether pursuant to the Agreement or otherwise, the Chairman and Chief Executive Officer shall also receive incentive compensation in an amount equal to 5% of the Company's gross royalties or other payments from Licensing Activities (as defined) (without deduction of legal fees or any other expenses) with respect to its Remote Power Patent and a 10% net interest (gross royalties and other payments after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company's royalties and other payments relating to Licensing Activities with respect to patents other than the Remote Power Patent (including the Mirror Worlds Patent Portfolio, Cox Patent Portfolio and M2M/IoT Patent Portfolio) (collectively, the "Incentive Compensation").  During the three months ended June 30, 2018 and June 30, 2017, the Chairman and Chief Executive Officer earned Incentive Compensation of $24,000  and $243,000, respectively.  During the six months ended June 30, 2018 and June 30, 2017, the Chairman and Chief Executive Officer earned Incentive Compensation of $997,000 and $554,000, respectfully. As of June 30, 2018 and December 31, 2017, $60,000 and

NOTE H - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS (continued)

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

[2] The Company's Chief Financial Officer serves on an at-will basis, pursuant to an offer letter dated April 9, 2014, at an annual base salary of $175,000 (increased in June 2016 from $157,500) and is eligible to receive incentive or bonus compensation on an annual basis in the discretion of the Company's Compensation Committee.  In connection with the offer letter, the Chief Financial Officer was issued, under the Company's 2013 Stock Incentive Plan, a 5-year stock option to purchase 50,000 shares of the common stock, at an exercise price of $1.65 per share, which option vested in two equal amounts (25,000 shares each) on each of December 31, 2014 and December 31, 2015.  On June 9, 2016, the Company granted 50,000 restricted stock units to its Chief Financial Officer, which vested 25,000 restricted stock units on June 9, 2017 and 25,000 restricted stock units on June 9, 2018. In addition, in the event the Chief Financial Officer's employment is terminated without "Good Cause" (as defined), he shall receive (i) (a) 6 months base salary or (b) 12 months base salary in the event of a termination without "Good Cause" within 6 months following a "Change of Control" of the Company (as defined) and (ii) accelerated vesting of all remaining unvested shares underlying his options or any other awards he may receive in the future.

[3]  The Company's Executive Vice President serves on an at-will basis at an annual base salary of $200,000 and is eligible to receive incentive or bonus compensation on an annual basis in the discretion of the Company's Compensation Committee.  On June 9, 2016, the Company granted 50,000 restricted stock units to its Executive Vice President which vested 25,000 restricted stock units on June 9, 2017 and 25,000 restricted stock units on June 9, 2018.

NOTE I - LEGAL PROCEEDINGS

[1]  In September 2011, the Company initiated patent litigation against sixteen (16) data networking equipment manufacturers (and affiliated entities) in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of its Remote Power Patent.  Named as defendants in the lawsuit, excluding related parties, were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inc., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transitions Networks, Inc.  The Company seeks monetary damages based upon reasonable royalties.  As of June 30, 2018, the Company had achieved settlement agreements with fifteen (15) of the sixteen (16) defendants.

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

NOTE I - LEGAL PROCEEDINGS  (continued)

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

On November 1, 2017, defendant Juniper Networks, Inc ("Juniper") agreed to settle its litigation with the Company for $13,250,000 for a fully-paid license to the Company's Remote Power Patent.  On December 8, 2017, the Company was advised by Juniper that it would not make the settlement payment to us as a result of the HP Jury Verdict and that there was no binding settlement agreement.  On January 16, 2018, the Company revised and closed its settlement with defendant Juniper.  The Company agreed to revise the settlement to avoid the possibility of protracted litigation regarding enforcing the settlement.  Under the terms of the revised settlement Juniper paid the Company $12,700,000 and received a fully-paid license to the Remote Power Patent (and certain other patents owned by us) for its full term, which applies to its sales of PoE products.

[2] In July 2010, the Company settled its patent litigation pending in the United States District Court for the Eastern District of Texas, Tyler Division, against Adtran, Inc, Cisco Systems, Inc. and Cisco-Linksys, LLC, (collectively, "Cisco"), Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., and 3Com Corporation, Inc.  As part of the settlement, Adtran, Cisco, Enterasys, Extreme Networks and Foundry Networks each entered into a settlement agreement with the Company and entered into non-exclusive licenses for the Company's Remote Power Patent (the "Licensed Defendants").  Under the terms of the licenses, the Licensed Defendants paid the Company upon settlement approximately $32 million and also agreed to license the Remote Power Patent for its full term, which expires in March 2020.  In accordance with the Settlement and License Agreement, dated May 25, 2011 (the "Agreement"), Cisco is obliged to pay the Company royalties (which began in the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments per year of $9 million for the remaining term of the patent.  The actual royalty payments received by the Company may be less than the caps stated above.  Under the terms of the Agreement, if the Company grants other licenses with lower royalty rates to third parties (as defined in the Agreement), Cisco shall be entitled to the benefit of the lower royalty rates provided it agrees to the material terms of such other license.

NOTE I - LEGAL PROCEEDINGS  (continued)

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

In December 2014, Google Inc. filed four petitions to institute Inter Partes Review ("IPRs") at the United States Patent and Trademark Office ("USPTO") pertaining to patents within the Company's Cox Patent Portfolio asserted in the litigation filed in April 2014 as described above.  Google in each of the IPRs sought to invalidate certain claims of the patents at issue within the Cox Patent Portfolio.  On June 23, 2015, the Patent Trial and Appeal Board ("PTAB") of the USPTO issued an order instituting for oral hearing each of the four IPRs.  The consolidated trial at the PTAB was held on March 9, 2016.  On June 20, 2016, the PTAB issued its Final Written Decisions in the Company's favor in the four pending IPRs.  On August 18, 2016, Google filed Notices of Appeal with respect to the PTAB's Final Written Decision to the United States Court of Appeals for the Federal Circuit.  On March 26, 2018, the United States Court of Appeals for the Federal Circuit vacated certain rulings of the PTAB's Final Written Decisions in favor of the Company determining that the PTAB erred in its claim construction of a certain claim term and

NOTE I - LEGAL PROCEEDINGS  (continued)

remanded the four cases to the PTAB for further proceedings to address the claims that contained the term that was erroneously construed.  The Federal Circuit left undisturbed the PTAB's findings that the remaining claims of the patents (that did not include this claim term) are not invalid.  On May 9, 2018, the Company filed a combined petition for panel rehearing and rehearing en banc of the Federal Circuit's decision.  On July 10, 2018, the Federal Circuit denied the Company's petition.

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

[4] On May 9, 2017, Mirror Worlds Technologies, LLC, the Company's wholly-owned subsidiary, initiated litigation against Facebook, Inc. ("Facebook") in the United States District Court for the Southern District of New York, for infringement of certain patents within the Company's Mirror Worlds Patent Portfolio.  The lawsuit alleges that the asserted patents are infringed by Facebook's core technologies that enable Facebook's Newsfeed and Timeline features.  The lawsuit further alleges that Facebook's unauthorized use of the stream based solutions of the asserted patents has helped Facebook become the most popular social networking site in the world.  The Company seeks, among other things, monetary damages based upon reasonable royalties.  On July 5, 2017, Facebook filed its Answer denying the Company's claims and asserting various affirmative defenses.  On May 7, 2018, Facebook filed a motion for summary judgment on non-infringement.  On August 11, 2018, the Court granted Facebook's motion for summary judgment on non-infringement.  The Company strongly disagrees with the Court's decision and is evaluating its alternatives, including an appeal to the United States District Court of Appeals for the Federal Circuit.

NOTE J – STOCK REPURCHASE

On June 14, 2017, the Board of Directors authorized an extension and increase of the Company's share repurchase program (the "Share Repurchase Program") to repurchase up to $5,000,000 of common stock over the subsequent 24month period (for a total authorization of approximately $17,000,000 since inception of the program in August 2011).  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the Company's discretion.  The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors.  The Share Repurchase Program may be increased, suspended or discontinued at any time.

Since inception of the Share Repurchase Program through June 30, 2018, the Company has repurchased an aggregate of 8,031,909 shares of its common stock at an aggregate cost of $14,821,216 (exclusive of commissions) or an average per share price of $1.85.  All such repurchased shares have been cancelled.  During the three months ended June 30, 2018, the Company repurchased an aggregate of 302,363 shares of its common stock at an aggregate cost of $880,277 (exclusive of commissions) or an average per share price of $2.91.  Such shares repurchased during the three months ended June 30, 2018 include 75,000 shares of common stock repurchased from a director of the Company at a purchase price of $2.77 per share or aggregate consideration of $207,750 (see Note M hereof).  During the six months ended June 30, 2018, the

NOTE J – STOCK REPURCHASE (continued)

Company repurchased an aggregate of 456,356 shares of its common stock at an aggregate cost of $1,276,208 (exclusive of commissions) on an average per share price of $2.80.  At June 30, 2018, the dollar value of remaining shares that may be repurchased under the Share Repurchase Program was $1,642,793.

NOTE K – CONCENTRATIONS

Revenue from three licensees constituted approximately 41%, 18% and 12% of the Company's revenue for the three months ended June 30, 2018 and revenue from one licensee constituted approximately 64% of the Company's revenue for the six months ended June 30, 2018.  Revenue from the sale of the Company's unsecured claim against Avaya, Inc. constituted approximately 32% of the Company's revenue for the six months ended June 30, 2018.  Revenue from two licensees constituted approximately 47% and 26% of the Company's revenue for the three months ended June 30, 2017.  Revenue from two licensees constituted approximately 55% and 21% of the Company's revenue for the six months ended June 30, 2017.  At June 30, 2018, royalty receivables from four licensees constituted in the aggregate approximately 84% of the Company's royalty receivables.  At December 31, 2017, royalty receivables from three licensees constituted in the aggregate approximately 79% of the Company's royalty receivables.

NOTE L – DIVIDEND POLICY

On December 7, 2016, the Board of Directors of the Company approved the initiation of a dividend policy providing for the payment of a semi-annual cash dividend of $0.05 per common share ($0.10 per common share annually) commencing in 2017.  The Company anticipates paying the semi-annual cash dividends in March and September of each year.  It is anticipated that the semi-annual cash dividend will continue to be paid through March 2020 (the expiration of the Company's Remote Power Patent) provided that the Company continues to receive royalties from licensees of its Remote Power Patent.  On February 9, 2018, the Board of Directors of the Company declared a semi-annual cash dividend of $.05 per common share which was paid on March 23, 2018 to all common stockholders of record as of March 9, 2018.  On July 26, 2018, the Board of Directors declared a cash dividend of $.05 per common share with a payment date of September 20, 2018 to all common stockholders as of September 4, 2018.  However, if the Company is unable to overturn the jury verdict in its litigation with Hewlett-Packard (see Note I[1] hereof), or there is not an arbitration ruling that the HP Jury Verdict finding of non‑infringement does not apply to certain licensees of the Remote Power Patent, the Board of Directors may decide to modify or discontinue semi-annual cash dividends of $0.05 per common share.

NOTE M – RELATED PARTY TRANSACTIONS

On May 30, 2018, the Company repurchased from a director 75,000 shares of its common stock at a purchase price per share of $2.77 or aggregate consideration of $207,750 (see Note J hereof).

NOTE N- SUBSEQUENT EVENTS

On July 14, 2018, 375,000 restricted stock units owned by the Company's Chairman and Chief Executive Officer vested in accordance with his employment agreement, dated July 14, 2016, (see Note H hereof).  With respect to such vesting of restricted stock units, the Company's Chairman and Chief Executive Officer delivered 172,313 shares of common stock to satisfy withholding taxes, and received 202,687 net shares of common stock.

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

OVERVIEW

Our principal business is the development, licensing and protection of our intellectual property assets.  We presently own fifty-five (55) patents including (i) our Remote Power Patent covering the delivery of power over Ethernet cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) our Mirror Worlds Patent Portfolio relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) our Cox Patent Portfolio relating to enabling technology for identifying media content on the Internet and taking further action to be performed based on such identification; (iv) our M2M/IoT Patent Portfolio relating to, among other things, enabling technology for authenticating and using embedded sim cards in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers, and (v) our QoS Patents covering systems and methods for the transmission of audio, video and data in order to achieve high quality of service (QoS) over computer and telephony networks.  In addition, we continually review opportunities to acquire or license additional intellectual property.

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

Our acquisition strategy focuses on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as we have achieved with respect to our Remote Power Patent and Mirror Worlds Patent Portfolio.  Our Remote Power Patent generated licensing revenue in excess of $141,000,000 from May 2007 through June 30, 2018.  Our Mirror Worlds Patent Portfolio achieved licensing and other revenue from the portfolio of an aggregate of $47,150,000 through June 30, 2018.

On November 13, 2017, a jury empaneled in our patent infringement litigation in the United States District Court for the Eastern District of Texas, Tyler Division, found that certain claims of our Remote Power Patent were invalid and not infringed by Hewlett-Packard (the "HP Jury Verdict").  On February 2, 2018, we moved to throw out the HP Jury Verdict and have the Court determine that certain claims of our Remote Power Patent are not obvious (invalid) as a matter of law by filing motions for judgment as a matter of law on validity and a new trial on validity and infringement.  A hearing on our motions took place on May 14, 2018 and decisions are pending.  The HP Jury Verdict had a material adverse effect on our results of operations and cash-flow for the three and six months ended June 30, 2018 and may continue to do so in the future.  As a result of the HP Jury Verdict, several of our largest licensees for our Remote Power Patent including Cisco, Dell and Netgear, constituting 76% of our running royalty revenue from royalty bearing licenses for the year ended December 31, 2017, advised us in late November 2017 and January 2018 that they will no longer pay us ongoing royalties pursuant to their license agreements.  We disagree with the position taken by such licensees for, among other reasons, that the HP Jury Verdict has not been subject to an order of the District Court and may be thrown out as a result of motion practice in the District Court.  If we are unable to satisfactorily resolve the issue, we may pursue arbitration.  However, our position may not prevail in arbitration.  If the District Court subsequently issues an order confirming the HP Jury Verdict and finding certain claims of our Remote Power Patent obvious (invalid), and we are unable to overturn such order on appeal to the United States Court of Appeals for the Federal Circuit, certain of our licensees will not be obligated to pay us ongoing royalties and other licensees (including Cisco), our largest licensee, will likely continue not to pay us royalties.

We have been dependent upon our Remote Power Patent for a significant amount of our revenue.  Revenue for the year ended December 31, 2017 and the three and six months ended June 30, 2018 from license agreements for our Remote Power Patent constituted 100% of our revenue which was $16,451,000 for the year ended December 31, 2017, and $471,000 and $19,934,000 for the three and six months ended June 30, 2018.  In addition, we have been dependent on royalty bearing licenses for our Remote Power Patent for our recurring revenue (mostly payable quarterly).  As a result of certain of our largest licensees not paying us royalties pursuant to licenses for our Remote Power Patent as a result of the HP Jury Verdict as described above, we only achieved revenue from royalty bearing licenses of $471,000 and $914,000 for the three and six months ended June 30, 2018 as compared to royalty bearing revenue of $2,562,000 and $8,783,000 for the three and six months ended June 30, 2017.  Without revenue from our Remote Power Patent, our revenue will be dependent upon the outcome of litigation involving our Cox Patent Portfolio, Mirror Worlds Patent Portfolio and our ability to monetize our recently acquired M2M/IoT Patent Portfolio or new patents to be acquired in the future.  Our future revenue stream is uncertain.   Accordingly, if the District Court enters an order confirming the HP Jury Verdict and finding certain claims of our Remote Power Patent obvious (invalid) and either (i) we are unable to reverse the District Court order on appeal, or (ii) there is an arbitration ruling that the District Court order relieves the obligation of certain of our licensees including Cisco Systems, Inc., our largest licensee, to continue to pay us royalties and the District Court order is not subsequently reversed on appeal, our business, results of operations and cash-flow will be materially adversely effected.

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

At June 30, 2018, our principal sources of liquidity consisted of cash and cash equivalents and other investments of $59,956,000 and working capital of $58,064,000.  We believe based on our current cash position and projected licensing revenue from existing licensees that we will have sufficient cash to fund our operations for the foreseeable future.  Based on our cash position, we continually review opportunities to acquire additional intellectual property as well as evaluate other strategic opportunities.

On December 7, 2016, our Board of Directors approved the initiation of a dividend policy.  The policy provides for the payment of regular semi-annual cash dividends of $0.05 per common share ($0.10 per common share annually) which are anticipated to be paid in March and September of each year.  It is anticipated that the semi-annual cash dividend will continue to be paid through March 2020 (expiration of our Remote Power Patent) provided that we continue to receive royalties from licensees of our Remote Power Patent.  On February 9, 2018, our Board of Directors declared a semi-annual cash dividend of $0.05 per common share with a payment date of March 23, 2018 to all shareholders of record on March 9, 2018.  On July 26, 2018, our Board of Directors declared a semi-annual cash dividend of $.05 per common share with a payment date of September 20, 2018 to all stockholders of record on September 4, 2018.  However, if we are unable to overturn the HP Jury Verdict in the District Court or there is not an arbitration ruling that the HP Jury Verdict finding of non-infringement does not apply to certain of our licensees of our Remote Power Patent, our Board of Directors may choose to modify or discontinue regular semi-annual cash dividends of $0.05 per common share.

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

Royalty Bearing Licenses

We currently have Royalty Bearing Licenses for our Remote Power Patent with seventeen (17) licensees pursuant to which such licensees are obligated to pay us ongoing royalties on a quarterly or monthly basis for the life of our Remote Power Patent (March 2020), subject to certain conditions including the validity of certain claims of our Remote Power Patent or a finding that a third party's PoE products are found not to infringe our Remote Power Patent and such finding applies to our particular licensee's licensed products.  At June 30, 2018, we had Royalty Bearing Licenses with seventeen (17) licensees as compared to sixteen (16) such licensees at June 30, 2017.

Pending Litigation

We currently have pending patent infringement litigations involving our Remote Power Patent and certain patents within our Cox Patent Portfolio and Mirror Worlds Patent Portfolio (see "Legal Proceedings" at pages 35–38 hereof).

In September 2011, we initiated patent litigation against sixteen (16) data equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  We settled the litigation against fifteen (15) of the sixteen (16) defendants.  The remaining defendant in the litigation is Hewlett-Packard Company.  On November 13, 2017, a jury determined that certain claims of our Remote Patent are invalid and not infringed by Hewlett-Packard.  On February 2, 2018, we moved to throw out the jury verdict and have the Court determine that certain claims of our Remote Power Patent are not obvious (invalid) by filing a motion for judgment as a matter of law on validity and motions for a new trial on validity and infringement.  A hearing on our motions was held on May 14, 2018 and decisions are pending (see "Legal Proceedings" at page 37 hereof).

In April 2014 and December 2014, we initiated patent infringement litigation against Google Inc. and YouTube, LLC in the United States District Court for the Southern District of New York for infringement of several patents within our Cox Patent Portfolio.  These litigations are currently subject to a court ordered stay (see "Legal Proceedings" at pages 38-39 of this quarterly report).

In May 2017, we initiated patent infringement litigation against Facebook, Inc. ("Facebook") in the United States District Court for the Southern District of New York, for infringement of our U.S. Patent No. 6,006,227, U.S. Patent No. 7,865,538 and U.S. Patent No. 8,225,439 (among the patents we acquired as part of our acquisition of our Mirror Worlds Patent Portfolio) (see "Legal Proceedings" at page 37 hereof).

Settlements in the Periods

During the three month period ended June 30, 2018, we did not enter into any license agreements related to litigation settlements.  During the six month period ended June 30, 2018, we had revenue of $12,700,000 from a Fully-Paid License with Juniper Systems, Inc. from a litigation settlement (see "Legal Proceedings" at page 37 hereof).  During the three and six month period ended June 30, 2017, we had revenue of $2,300,000 from a Fully-Paid License with Alcatel from a litigation settlement (see "Legal Proceedings" at page 36 hereof).

RESULTS OF OPERATIONS

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenue.  We had revenue of $471,000 for the three months ended June 30, 2018 as compared to revenue of $4,862,000 for the three months ended June 30, 2017.  The decline in revenue of $4,391,000 for the three months ended June 30, 2018 was primarily due to several of our largest licensees ceasing to make royalty payments to us in late November 2017 and January 2018 as a result of the HP Jury Verdict (see Note I[1] and I[2] to our unaudited condensed consolidated financial statements included in this quarterly report) and revenue of $2,300,000 for the three months ended June 30, 2017 from our Fully-Paid License with Alcatel relating to a patent litigation settlement.  Excluding revenue of $2,300,000 from the Fully-Paid License with Alcatel, revenue from Royalty Bearing Licenses decreased $2,091,000 from $2,562,000 for the three months ended June 30, 2017 to $471,000 for the three months ended June 30, 2018.

Operating Expenses.  Operating expenses for the three months ended June 30, 2018 were $1,475,000 as compared to $2,525,000 for the three months ended June 30, 2017.  The decrease in operating expenses of $1,050,000 was primarily due to a $1,450,000 reduction in costs of revenue.  We had costs of revenue of $133,000 and $1,583,000 for the three months ended June 30, 2018 and June 30, 2017, respectively.  The decrease in costs of revenue for the three months ended June 30, 2018 was primarily due to the costs of revenue associated with $2,300,000 of revenue from our Fully-Paid License with Alcatel for the three months ended June 30, 2017.  Included in the costs of revenue for three months ended June 30, 2018 were contingent legal fees and expenses of $109,000 and $24,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note G[1] and Note H[1] to our unaudited condensed consolidated financial statements included in this quarterly report).  Included in the costs of revenue for the three months ended June 30, 2017 were contingent legal fees and expenses of $1,340,000 and $243,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.

General and administrative expenses increased by $22,000 from $440,000 for the three months ended June 30, 2017 to $462,000 for the three months ended June 30, 2018.  Amortization of patents was $69,000 for the three months ended June 30, 2018 as compared to $50,000 for the three months ended June 30, 2017.  Stock-based compensation expense related to the issuance of restricted stock units was $225,000 for the three months ended June 30, 2018 as compared to $237,000 for the three months ended June 30, 2017.  Professional fees and related costs increased by $371,000 from $215,000 for the three months ended June 30, 2017 to $586,000 for the three months ended June 30, 2018 primarily as a result of increased legal fees and costs related to our patent litigations.

Interest Income.  Interest income for the three months ended June 30, 2018 was $203,000 as compared to interest income of $25,000 for the three months ended June 30, 2017 primarily as a result of interest earned on additional investments in short term fixed income securities.

Operating Income (Loss). We had an operating loss of $(1,004,000) for the three months ended June 30, 2018 compared with operating income of $2,337,000 for the three months ended June 30, 2017.  The decreased operating income of $3,341,000 for the three months ended June 30, 2018 was primarily due to the loss of operating income associated with several of our largest licensees ceasing to make royalty payments to us as a result of the HP Jury Verdict and revenue of $2,300,000 from our Fully-Paid License with Alcatel.

Current Taxes (Benefit).  Federal, state and local income tax benefits of $(237,000) and income tax expense of $818,000 were recorded for the three months ended June 30, 2018 and June 30, 2017, respectively.  The decrease in such taxes of $1,055,000 for the three months ended June 30, 2018 was primarily due to less taxable income for the three month period ended June 30, 2018.

Net Income (Loss).  As a result of the foregoing, we realized a net loss of $(564,000) or $(0.02) per share (basic and diluted) for the three months ended June 30, 2018 compared with net income of $1,544,000 or $0.06 per share (basic and diluted) for the three months ended June 30, 2017.  The decrease in net income of $2,108,000 was primarily due to the loss of net income associated with several of our largest licensees ceasing to make royalty payments to us as a result of the HP Jury Verdict (see Note I[1] and I[2] to our unaudited condensed consolidated financial statements included in this quarterly report) and net income for the three months ended June 30, 2017 associated with revenue of $2,300,000 from a Fully-Paid License with Alcatel.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Revenue.  We had revenue of $19,934,000 for the six months ended June 30, 2018 as compared to revenue of $11,083,000 for the six months ended June 30, 2017.  The increase in revenue of $8,851,000 for the six months ended June 30, 2018 was primarily due to revenue from a Fully-Paid License related to our patent litigation settlement with Juniper Networks, Inc. of $12,700,000 and $6,320,000 of revenue from sale of our Avaya unsecured claim (see Notes I[1] to our unaudited condensed consolidated financial statements included in this quarterly report).  Excluding revenue from our Fully-Paid License with Juniper and sale of our Avaya unsecured claim for the six months ended June 30, 2018, revenue from our Royalty Bearing Licenses for the six months ended June 30, 2018 was $914,000 compared to $8,783,000 for the six months ended June 30, 2017 due primarily to several of our largest licensees ceasing to make royalty payments to us as a result of the HP Jury Verdict (see Note I[1]  and I [2] to our unaudited condensed consolidated financial statements included in this quarterly report).

Operating Expenses.  Operating expenses for the six months ended June 30, 2018 were $10,055,000 as compared to $5,493,000 for the six months ended June 30, 2017.  The increase in operating expenses of $4,562,000 was primarily due to increased costs of revenue of $4,017,000 for the six months ended June 30, 2018 related to our Fully-Paid License with Juniper from our patent litigation settlement and the sale of our unsecured Avaya claim.  We had costs of revenue of $7,392,000 and $3,375,000 for the six months ended June 30, 2018 and June 30, 2017, respectively.  Included in the costs of revenue for six months ended June 30, 2018 were contingent legal fees and expenses of $6,395,000 and $997,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note G[1] and Note H[1] to our unaudited condensed consolidated financial statements included in this quarterly report).  Included in the costs of revenue for the six months ended June 30, 2017 were contingent legal fees and expenses of $2,821,000 and $554,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.

General and administrative expenses increased by $45,000 from $924,000 for the six months ended June 30, 2017 to $969,000 for the six months ended June 30, 2018.  Amortization of patents was $139,000 for the six months ended June 30, 2018 as compared to $100,000 for the six months ended June 30, 2017.  Stock-based compensation expense related to the issuance of restricted stock units was $451,000 for the six months ended June 30, 2018 as compared to $474,000 for the six months ended June 30, 2017.  Professional fees and related costs were $1,104,000 for the six months ended June 30, 2018 as compared to $620,000 for the six months ended June 30, 2017 primarily as a result of increased legal fees and costs related to our pending patent litigations.

Interest Income.  Interest income for the six months ended June 30, 2018 was $346,000 as compared to interest income of $34,000 for the six months ended June 30, 2017 primarily as a result of interest earned on additional investments in short term fixed income securities.

Operating Income. We had operating income of $9,879,000 for the six months ended June 30, 2018 compared with operating income of $5,590,000 for the six months ended June 30, 2017.  The increased operating income of $4,289,000 for the six months ended June 30, 2018 was due to operating income associated with increased revenue of $8,851,000 primarily from our Fully-Paid license with Juniper and the sale of our Avaya unsecured claim for the six months ended June 30, 2018, less related costs.

Current Taxes.  Federal, state and local income taxes of $2,188,000 and $1,773,000 were recorded for the six months ended June 30, 2018 and June 30, 2017, respectively.  The increase in such taxes of $415,000 for the six months ended June 30, 2018 was primarily due to increased taxable income for the six months ended June 30, 2018 offset by a 13% reduction in the federal corporation tax rate related to the 2017 Tax Cuts and Job Act.

Net Income.  As a result of the foregoing, we realized net income of $8,037,000 or $0.34 per share (basic) and $0.31 per share (diluted) for the six months ended June 30, 2018 compared with net income of $3,812,000 or $0.16 per share (basic) and $0.14 per share (diluted) for the six months ended June 30, 2017.  The increase in net income of $4,225,000 was primarily due to income associated with increased revenue of $8,851,000 from our Fully-Paid License with Juniper and from the sale of our Avaya claims, less related costs.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from revenue from licensing our patents.  At June 30, 2018, our principal sources of liquidity consisted of cash and cash equivalents and other investments of $59,956,000 and working capital of $58,064,000.  We believe based on our current cash position that we will have sufficient cash to fund our operations for the foreseeable future.

At June 30, 2018, we had royalty receivables of $448,000 due from our Royalty Bearing Licenses, which are typically paid within sixty days of the end of the quarter.

Working capital increased by $6,008,000 to $58,064,000 at June 30, 2018 as compared to working capital of $52,056,000 at December 31, 2017.  The increase in working capital for the six months ended June 30, 2018 was primarily due to net income of $8,037,000 offset by cash dividends paid of $1,188,000 and repurchases of common stock of $1,283,000.

Net cash provided by operating activities for the six months ended June 30, 2018 increased by $6,211,000 to $8,379,000 for the six months ended June 30, 2018 as compared to $2,168,000 for the six months ended June 30, 2017.  The increase in net cash provided by operating activities for the six months ended June 30, 2018 compared with the same period in 2017 was primarily due to an increase in net income of $4,225,000, collection of royalty receivables of $1,645,000, and decreases in accrued expenses of $905,000 and $1,070,000 in prepaid taxes and an increase in income taxes payable of $524,000.

Cash used in investing activities during the six months ended June 30, 2018 included $23,977,000 of additional short term investments and $53,000 for development of our patent portfolio.

Net cash used in financing activities for the six months ended June 30, 2018 and June 30, 2017 was $2,491,000 and $1,183,000, respectively.  The change primarily resulted from the repurchase of our common stock of $1,283,000 and cash dividends of $1,188,000 and lower proceeds of $1,038,000 from the exercise of options and warrants.

We maintain our cash in money market accounts and other short term fixed income securities.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities [except for the lease obligations set forth in Note G[3]] to our unaudited condensed consolidated financial statements included in this quarterly report.

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

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on its consolidated financial position, statements of operations and cash flows.

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

(b) Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Mirror Worlds Patent Portfolio Litigation

Pending Facebook Litigation

On May 9, 2017, Mirror Worlds Technologies, LLC, our wholly-owned subsidiary, initiated litigation against Facebook, Inc. ("Facebook") in the United States District Court for the Southern District of New York, for infringement of U.S. Patent No. 6,006,227, U.S. Patent No. 7,865,538 and U.S. Patent No. 8,255,439 (among the patents within our Mirror Worlds Patent Portfolio).  The lawsuit alleges that the asserted patents are infringed by Facebook's core technologies that enable Facebook's Newsfeed and Timeline features.  The lawsuit further alleges that Facebook's unauthorized use of the stream based solutions of our asserted patents has helped Facebook become the most popular social networking site in the world.  We seek, among other things, monetary damages based upon reasonable royalties.  On July 5, 2017, Facebook filed its Answer denying our claims and asserting various affirmative defenses.  On May 7, 2018, Facebook filed a motion for summary judgment on non-infringement.  On August 11, 2018, the Court granted Facebook's motion for summary judgment on non-infringement.  We strongly disagree with the Court's decision and we are evaluating our alternatives, including an appeal to the United States District Court of Appeals for the Federal Circuit.

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

In December 2014, Google filed four petitions to institute Inter Partes Review proceedings (the "IPRs") at the PTAB pertaining to certain patents within our Cox Patent Portfolio.  In each of the IPRs, Google sought to invalidate certain claims of our patents within our Cox Patent Portfolio which have been asserted in our litigations against Google and YouTube pending in the United States District Court for the Southern District of New York as described above.  On June 23, 2015, the PTAB issued an order instituting each of the four IPR petitions for oral hearing.  The consolidated oral hearing was held on March 9, 2016.  On June 20, 2016, the PTAB issued its Final Written Decisions in the four pending IPRs finding eighty-six (86) claims "not unpatentable" (valid) and in total, one hundred nineteen (119) out of one hundred and twenty-nine (129) or 92% of the challenged claims of the patents survived.  None of our asserted claims in the pending litigations against Google and YouTube were found invalid.  On August 18, 2016, Google filed Notices of Appeal to appeal the PTAB's Final Written Decisions on the IPRs to the United States Court of Appeals for the Federal Circuit.  On March 26, 2018, the United States Court of Appeals for the Federal Circuit vacated certain rulings of the PTAB's Final Written Decisions in favor of us determining that the PTAB erred in its construction of a certain claim term and remanded the four cases to the PTAB for further proceedings to address the claims that contained the term that was erroneously construed.  The Federal Circuit left undisturbed the PTAB's findings that the remaining claims of the patents (that did not include this claim term) are not invalid.  On May 9, 2018, we filed a combined petition for panel rehearing and rehearing en banc of the Federal Circuit's decision.  On July 10, 2018, the Federal Circuit denied our petition.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Issuances of Unregistered Securities

There were no such issuances during the three months ended June 30, 2018.

Stock Repurchases

On August 22, 2011, we established a share repurchase program ("Share Repurchase Program").  On June 14, 2017, our Board of Directors authorized an extension and increase of the Share Repurchase Program to repurchase up to $5,000,000 of shares of our common stock over the subsequent 12 month period.  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in our discretion.  The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors.  The Share Repurchase Program may be increased, suspended or discontinued at any time.  Since inception of the Share Repurchase Program in August 2011 through June 30, 2018, we have repurchased an aggregate of 8,031,909 shares of our common stock at an aggregate cost of $14,821,216 (exclusive of commissions) or an average per share price of $1.85.  During the three months ended June 30, 2018, we repurchased 302,363 shares of our common stock at an aggregate cost of $880,277 (exclusive of commissions) or an average per share price of $2.91.  During the six months ended June 30, 2018, we repurchased 456,356 shares of our common stock at an aggregate cost of $1,276,208 (exclusive of commissions) or an average per share price of $2.80.  At June 30, 2018, the remaining dollar value of shares that may be repurchased under the Share Repurchase Program was $1,642,793.

Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 31, 2018	27,363	$2.65	27,363	$ 2,450,543
May 1 to May 31, 2018	75,000	$2.77	75,000	$ 2,242,793
June 1 to June 30, 2018	200,000	$3.00	200,000	$ 1,642,793
Total	302,363	$2.91	302,363

*Includes the repurchase of 75,000 shares of common stock from Allison Hoffman, a director on May 30, 2018 in a privately negotiated transaction.

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

NETWORK-1 TECHNOLOGIES, INC.

Date: August 14, 2018	By:	/s/ Corey M. Horowitz
Corey M. Horowitz
Chairman and Chief Executive Officer

Date: August 14, 2018	By:	/s/ David C. Kahn
David C. Kahn
Chief Financial Officer