Form 10-Q
period 2018-09-30
NETWORK 1 TECHNOLOGIES INC
filed 2018-11-14
CIK 1065078

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

              212-829-5770
(Registrant's Telephone Number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§223.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

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

The number of shares of the registrant's common stock, $.01 par value per share, outstanding as of November 12, 2018 was 23,755,171.

NETWORK-1 TECHNOLOGIES, INC.

Form 10-Q Index

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

NETWORK-1 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2018	2017
ASSETS:

CURRENT ASSETS:
Cash and cash equivalents	$27,193,000	$51,101,000
Other investments	29,612,000	3,054,000
Royalty receivables, net	1,861,000	575,000
Prepaid taxes	—	125,000
Other current assets	18,000	83,000

Total Current Assets	58,684,000	54,938,000

OTHER ASSETS:
Deferred tax assets	168,000	168,000
Patents, net of accumulated amortization	2,062,000	2,169,000
Security deposits	21,000	19,000

Total Other Assets	2,251,000	2,356,000

TOTAL ASSETS	$60,935,000	$57,294,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$159,000	$244,000
Income taxes payable	744,000	—
Accrued contingency fees and related costs	1,039,000	1,780,000
Accrued payroll	90,000	709,000
Other accrued expenses	164,000	149,000

TOTAL LIABILITIES	2,196,000	2,882,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value, authorized 10,000,000 shares;
none issued and outstanding at September 30, 2018
December 31, 2017	—	—

Common stock, $0.01 par value; authorized 50,000,000 shares;
23,755,171 and 23,843,915 shares issued and outstanding at
September 30, 2018 and December 31, 2017, respectively	237,000	238,000

Additional paid-in capital	65,035,000	64,435,000
Accumulated deficit	(6,452,000)	(10,219,000)
Accumulated other comprehensive loss	(81,000)	(42,000)

TOTAL STOCKHOLDERS' EQUITY	58,739,000	54,412,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$60,935,000	$57,294,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

REVENUE	$1,798,000	$3,237,000	$21,732,000	$14,320,000

OPERATING EXPENSES:
Costs of revenue	596,000	964,000	7,988,000	4,339,000
Professional fees and related costs	352,000	534,000	1,456,000	1,154,000
General and administrative	491,000	434,000	1,460,000	1,358,000
Amortization of patents	70,000	50,000	209,000	150,000
Stock-based compensation	120,000	237,000	571,000	711,000

TOTAL OPERATING EXPENSES	1,629,000	2,219,000	11,684,000	7,712,000

OPERATING INCOME	169,000	1,018,000	10,048,000	6,608,000
OTHER INCOME:
Interest income, net	244,000	55,000	590,000	89,000

INCOME BEFORE INCOME TAXES	413,000	1,073,000	10,638,000	6,697,000

INCOME TAXES:
Current	167,000	425,000	2,355,000	2,198,000
Deferred taxes, net	—	—	—	39,000
Total income taxes	167,000	425,000	2,355,000	2,237,000

NET INCOME	$246,000	$648,000	$8,283,000	$4,460,000

Net Income Per Share
Basic	$0.01	$0.03	$0.35	$0.18
Diluted	$0.01	$0.02	$0.33	$0.17

Weighted average common shares outstanding:
Basic	23,525,645	24,150,388	23,767,700	24,185,129
Diluted	24,922,434	26,412,139	25,457,953	26,480,084

Cash dividends declared per share	$0.05	$0.05	$0.10	$0.10

NET INCOME	$246,000	$648,000	$8,283,000	$4,460,000

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding loss on securities available-for-sale arising during the period	(5,000)	(2,000)	(39,000)	(1,000)

COMPREHENSIVE INCOME	$241,000	$646,000	$8,244,000	$4,459,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$8,283,000	$4,460,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of patents	209,000	150,000
Stock-based compensation	571,000	711,000
Deferred tax provision	—	39,000

Changes in operating assets and liabilities:
Royalty receivables	(1,286,000)	(691,000)
Prepaid taxes	125,000	895,000
Other current assets	65,000	65,000
Accounts payable	(85,000)	(101,000)
Income taxes payable	744,000	930,000
Accrued expenses	(1,334,000)	(2,521,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,292,000	3,937,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in security deposit	(2,000)	—
Purchases of other investments	(26,601,000)	—
Development of patents	(102,000)	(50,000)
CASH USED IN INVESTING ACTIVITIES	(26,705,000)	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,445,000)	(2,421,000)
Value of shares delivered to fund withholding taxes	(545,000)	(56,000)
Repurchases of common stock, net of commissions	(1,535,000)	(1,131,000)
Proceeds from exercise of options and warrants	30,000	1,068,000

NET CASH USED IN FINANCING ACTIVITIES	(4,495,000)	(2,540,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,908,000)	1,347,000

CASH AND CASH EQUIVALENTS, beginning of period	51,101,000	$50,918,000

CASH AND CASH EQUIVALENTS, end of period	$27,193,000	$52,265,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—
Income taxes	1,501,000	440,000

NON-CASH FINANCING ACTIVITY
Accrued dividend rights on restricted stock units	$61,000	$84,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

NETWORK-1 TECHNOLOGIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS:

[1] BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of the management of Network-1 Technologies, Inc. (the "Company"), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 2018, and the results of its operations and comprehensive income for the three and nine month periods ended September 30, 2018 and September 30, 2017 and its cash flows for the nine month periods ended September 30, 2018 and September 30, 2017.  The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP may have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2018. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results of operations to be expected for the full year.

The accompanying condensed consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, Mirror Worlds Technologies, LLC.

[2] BUSINESS:

The Company is engaged in the development, licensing and protection of its intellectual property assets.  The Company presently owns sixty-two (62) patents including (i) the remote power patent (the "Remote Power Patent") covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) the Mirror Worlds patent portfolio (the "Mirror Worlds Patent Portfolio") relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) the Cox patent portfolio (the "Cox Patent Portfolio") relating to enabling technology for identifying media content on the Internet and taking further action to be performed based on such identification; (iv) M2M/IoT patent portfolio (the "M2M/IoT Patent Portfolio") relating to, among other things, enabling technology for authenticating and using embedded sim cards in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers; and (v) patents covering systems and methods for the transmission of audio, video and data over computer and telephony networks in order to achieve high quality of service (QoS) (the "QoS Patents"). The Company has been actively engaged in licensing its Remote Power Patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables.  As of September 30, 2018, the Company has entered into twenty-seven (27) license agreements with respect to its Remote Power Patent.  The Company has also entered into two license agreements with respect to its Mirror Worlds Patent Portfolio.  The Company's current strategy includes continuing to pursue licensing opportunities for its intellectual property assets.  In addition, the Company continually reviews opportunities to acquire or license additional intellectual property as well as other strategic alternatives.  The Company's acquisition strategy is to focus on acquiring high quality patents

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS: (continued)

which management believes have the potential to generate significant licensing opportunities as the Company has achieved with respect to its Remote Power Patent and Mirror Worlds Patent Portfolio.  The Company's Remote Power Patent has generated licensing revenue in excess of $143,000,000 from May 2007 through September 30, 2018.  The Company's Mirror Worlds Patent Portfolio achieved licensing and other revenue of $47,150,000 through September 30, 2018.  In addition, the Company may enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.

On November 13, 2017, a jury empaneled in the United States District Court for the Eastern District of Texas, Tyler Division, found that certain claims of the Company's Remote Power Patent were invalid and not infringed by Hewlett-Packard (the "HP Jury Verdict").  On August 29, 2018, the District Court (i) granted the Company's motion for judgment as a matter of law that the Company's Remote Power Patent is valid, thereby overturning the jury verdict of invalidity and (ii) denied the Company's motion for a new trial on infringement.  The Company has appealed the District Court's denial of its motion for a new trial on infringement to the United States Court of Appeals for the Federal Circuit.  (see Note I[1] hereof).  The HP Jury Verdict had a material adverse effect on the Company's results of operations and cash-flow for the three and nine months ended September 30, 2018 and may continue to do so in the future.  The Company has depended upon its Remote Power Patent for a significant portion of its revenue.  As a result of the HP Jury Verdict several of the Company's largest licensees, including Cisco Systems, Inc., its largest licensee, notified the Company in late November 2017 and January 2018 that they will no longer make ongoing royalty payments to the Company pursuant to their license agreements.  If the Company successfully overturns the HP Jury Verdict of non-infringement in its appeal to the Federal Circuit, certain licensees of the Remote Power Patent, including Cisco, will be obligated to pay the Company ongoing royalties and all royalties that accrued but were not paid following (and prior to) the HP Jury Verdict in November 2017.  If the Company is unable to reverse the HP Jury Verdict of non-infringement on appeal, or there is an arbitration ruling that certain of the Company's licensees, including Cisco, are relieved of their obligations to pay royalties and the District Court order of non-infringement is not subsequently reversed on appeal, the Company's business, results of operations and cash-flow will continue to be materially adversely effected (see Note I[1] and I[2] hereof).

Consistent with the Company's prior view, the District Court decision overturning the HP Jury Verdict on invalidity as referenced above confirmed the obligations of certain licensees to pay the Company all prior unpaid royalties, including those that accrued after the date of the HP Jury Verdict (November 13, 2017), as well as future royalties through the expiration of the Remote Power Patent in March 2020 (see Note I[1] and Note N hereof).

Consistent with the Company's revenue recognition policy (see Note B hereof), the Company did not record revenue for the three and nine months ended September 30, 2018 from certain licensees, including Cisco, who notified the Company they would not pay the Company ongoing royalties as a result of the HP Jury Verdict.  The Company disagrees with the position taken by such licensees and may pursue arbitration if it does not achieve a satisfactory resolution (see Note I[1] and I[2] hereof).

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

We determine revenue recognition through the follow steps:

•	identification of the license agreement;
•	identification of the performance obligations in the license agreement;
•	determination of the consideration for the license;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when we satisfy our performance obligations.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue disaggregated by revenue source for the three and nine months ended September 30, 2018, consists of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018		2017	2018	2017
Fully-Paid - Licenses	$	―	$973,000	$12,700,000	$3,273,000
Royalty Bearing - Licenses		1,798,000	2,264,000	2,712,000	11,047,000
Other Revenue(1)		―	―	6,320,000	―
Total Revenue		$1,798,000	$3,237,000	$21,732,000	$14,320,000
__________________________

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Costs of Revenue

The Company includes in costs of revenue for the three and nine months ended September 30, 2018 and 2017 contingent legal fees payable to patent litigation counsel (see Note G[1] hereof) and incentive bonus compensation payable to its Chairman and Chief Executive Officer (see Note H[1] hereof).

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

ASC 740-10, "Accounting for Uncertainty in Income Taxes," defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.  The Company had no uncertain tax positions as of September 30, 2018 and December 31, 2017.

United States federal, state and local income tax returns prior to 2015 are not subject to examination by any applicable tax authorities, except that tax authorities could challenge returns (only under certain circumstances) for earlier years to the extent they generated loss carry-forwards that are available for those future years.  On July 19, 2018, the Internal Revenue Service notified the Company that it was examining its 2016 federal tax return.

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

The personal holding company ("PHC") rules under the Internal Revenue Code impose a 20% tax on a PHC's undistributed personal holding company income ("PHC Income"), which means, in general, taxable income subject to certain adjustments.  For a corporation to be classified as a PHC, it must satisfy two tests: (i) that more than 50% in value of its outstanding shares must be owned directly or indirectly by 5 or fewer individuals at anytime during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the "Ownership Test") and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the "Income Test").  In the second half of 2018 through September 30, 2018 (as well as during the second half of prior years), the Company did not meet the Ownership Test.  Due to the significant number of shares held by the Company's largest shareholders, the Company continually assesses its share ownership to determine whether it meets the Ownership Test.  If the Ownership Test were met and the income generated by the Company were determined to constitute "royalties" within the meaning of the Income Test, the Company would constitute a PHC and the Company would be subject to a 20% tax on the amount of any PHC Income that it does not distribute to its shareholders.

Impairment of long-lived assets

Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.  Accordingly, we record impairment losses on long-lived assets used in operations or expected to be disposed of when indicators of impairment exist and the undiscounted cash flows expected to be derived from those assets are less than carrying amounts of these assets.  At September 30, 2018, there was no impairment to the Company's patents.

Stock-Based Compensation

Stock-based compensation to employees, including grants of employee stock options and restricted stock units, are recognized in the unaudited condensed consolidated statements of income and comprehensive income based on their grant date fair values. Compensation expense related to

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

awards to employees is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Share-based compensation issued to non-employees is recorded at its fair value, and is periodically revalued as the equity instruments vest and is recognized as expense over the related service period and is expensed using an accelerated attribution model. The Company uses the Black-Scholes option pricing model to determine the grant date fair value of options granted.  The fair value of restricted stock units is determined based on the number of shares granted and either the quoted market price of the Company's common stock on the date of grant for time-based and performance-based awards, or the fair value on the date of grant using the Monte Carlo Simulation model for market-based awards (see Note D hereof for further discussion of the Company's stock–based compensation).

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassification

The Company has reclassified certain amounts in prior period condensed consolidated financial statements to conform to the current period's presentation.  These reclassifications  had no impact on the previously reported net income.

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

NOTE C - PATENTS

The Company's intangible assets at September 30, 2018 include patents with estimated remaining economic useful lives ranging from 1.70 to 15.25 years.  For all periods presented, all of the Company's patents were subject to amortization.  The gross carrying amounts and accumulated amortization related to acquired intangible assets as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
Gross carrying amount – patents	$7,673,000	$7,571,000
Accumulated amortization – patents	(5,611,000)	(5,402,000)
Patents, net	$2,062,000	$2,169,000

Amortization expense for the three months ended September 30, 2018 and September 30, 2017 was $70,000 and $50,000, respectively.  Amortization expense for the nine months ended September 30, 2018 and September 30, 2017 was $209,000 and $150,000, respectively.  Future amortization of intangible assets, net is as follows:

Twelve Months Ended September 30,
2019	$273,000
2020	272,000
2021	272,000
2022	272,000
2023 and thereafter	973,000
Total	$2,062,000

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

NOTE D – STOCK-BASED COMPENSATION

Restricted Stock Units

During the nine months ended September 30, 2018, the Company issued 15,000 restricted stock units to each of its three non-management directors as an annual grant for 2018 for service on the Company's Board of Directors.  Each restricted stock unit represents a contingent right to receive one share of the Company's common stock.  The restricted stock units vest in four equal quarterly installments of 3,750 shares of common stock on March 15, 2018, June 15, 2018, September 15, 2018 and December 15, 2018, subject to continued service on the Board of Directors.

On July 14, 2018, 375,000 restricted stock units owned by the Company's Chairman and Chief Executive Officer vested in accordance with his employment agreement, dated July 14, 2016, (see Note H hereof).  With respect to such vesting of restricted stock units, the Company's Chairman and Chief Executive Officer delivered 172,313 shares of common stock to satisfy withholding taxes and received 202,687 net shares of common stock.

A summary of restricted stock unit activity for the nine months ended September 30, 2018 is as follows (each restricted stock unit represents the right to receive one share of the Company's common stock):

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance of restricted stock units outstanding at December 31, 2017	820,000	2.28

Grants of restricted stock units	45,000	2.60

Vested restricted stock units	(478,750)	2.49

Balance of unvested restricted stock units at September 30, 2018	386,250	$2.06

Restricted stock unit compensation expense was $120,000 and $237,000 for the three months ended September 30, 2018 and September 30, 2017, respectively, and $571,000 and $711,000 for the nine months ended September 30, 2018 and September 30, 2017, respectively.

The Company has an aggregate of $406,000 of unrecognized restricted stock unit compensation as of September 30, 2018 to be expensed over a weighted average period of 1.23 years.

All of the Company's 386,250 outstanding (unvested) restricted stock units at September 30, 2018 have dividend equivalent rights.  As of September 30, 2018, there was $76,000 accrued for dividend equivalent rights.  As of December 31, 2017, there was $84,000 accrued for dividend equivalent rights.

NOTE D – STOCK-BASED COMPENSATION  (continued)

Stock Options

There were no stock option grants during the three and nine months ended September 30, 2018 and September 30, 2017.

The following table presents information relating to all stock options outstanding and exercisable at September 30, 2018:

Weighted
		Weighted	Average
Range of		Average	Remaining
Exercise	Options	Exercise	Life in	Options
Price	Outstanding	Price	Years	Exercisable

$0.83 - $2.34	1,635,000	$1.18	1.74	1,635,000

The Company had no recorded stock-based compensation related to stock option grants for the three and nine months ended September 30, 2018 and September 30, 2017.

The Company had no unrecognized stock-based compensation cost as of September 30, 2018.  The aggregate intrinsic value of options exercisable at September 30, 2018 was $2,489,000.

During the nine months ended September 30, 2018, stock options to purchase an aggregate of 75,000 shares of the Company's common stock were exercised (50,000 shares of which were exercised on a net exercise (cashless) basis) by three non-management directors of the Company at an exercise price of $1.19 per share.  With respect to the aforementioned stock options to purchase 50,000 shares exercised on a net exercise (cashless) basis by two directors of the Company, net shares of an aggregate of 26,890 were delivered to the directors.

During the nine months ended September 30, 2018, a director of the Company exercised on a net exercise (cashless basis) a stock option to purchase 300,000 shares of common stock, at an exercise price of $1.88 per share, which resulted in net shares of 118,064 issued to the director.

During the nine months ended September 30, 2017, the Company's Chief Financial Officer and three of his children exercised stock options to purchase an aggregate 75,000 shares of the Company's common stock at an exercise price of $1.40 per share. In addition, during the nine months ended September 30, 2017, a former director exercised a stock option to purchase 125,000 shares of the Company's common stock at an exercise price of $1.40.

Warrants

As of September 30, 2018, there were no outstanding warrants to purchase shares of the Company's common stock.

During the nine months ended September 30, 2017, Recognition Interface, LLC exercised its remaining warrants to purchase an aggregate of 375,000 shares of the Company's common stock, at an exercise price of $2.10 per share, which resulted in gross proceeds to the Company of $787,500.

NOTE E – EARNINGS PER SHARE

Basic Earnings per share is calculated by dividing the net income by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and restricted stock units. Potential shares of 2,021,250 and 2,940,125 at September 30, 2018 and September 30, 2017, respectively, consisted of options and restricted stock units.  Computations of basic and diluted weighted average common shares outstanding were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017

Weighted-average common shares outstanding – basic	23,767,700	24,185,129	23,525,645	24,150,388
Dilutive effect of options, warrants and restricted stock units	1,690,253	2,294,955	1,396,789	2,261,751
Weighted-average common shares outstanding – diluted	25,457,953	26,480,084	24,922,434	26,412,139
Options and restricted stock units excluded from the computation of diluted income per share because the effect of inclusion would have been anti-dilutive	—	—	—	—

NOTE F – CASH AND CASH EQUIVALENTS, AND OTHER INVESTMENTS

The Company places cash investments in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC").  At September 30, 2018, the Company maintained a cash balance of $25,541,000 in excess of FDIC limits.

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

NOTE F – CASH AND CASH EQUIVALENTS, AND OTHER INVESTMENTS (continued)

Cash and cash equivalents, and other investments as of September 30, 2018 and December 31, 2017 were composed of:

	September 30, 2018	December 31, 2017

Cash and cash equivalents:
Cash	$7,388,000	$7,514,000
Money market funds	16,530,000	43,337,000
Certificates of deposit (3 months or less maturity)	3,275,000	250,000
Total Cash and cash equivalents:	$27,193,000	$51,101,000

Other Investments
Certificates of deposit (greater than 3 months up 12 months maturity)	8,485,000	2,000,000
Short term bond funds	12,623,000	―
Corporate bonds and notes	8,504,000	1,054,000
Total other investments	29,612,000	3,054,000
Total cash and cash equivalents and other investments	$56,805,000	$54,155,000

Other investments are classified as available-for-sale and are recorded at fair market value.  Unrealized gains and losses are reported as other comprehensive income or loss.  Realized gains and losses are reclassified from other comprehensive income or loss to net income or loss in the period they are realized.

NOTE G – COMMITMENTS AND CONTINGENCIES

[1] Legal Fees:

Russ, August & Kabat provides legal services to the Company with respect to its patent litigation filed in May 2017 against Facebook, Inc. in the United States District Court for the Southern District of New York relating to several patents within the Company's Mirror Worlds Patent Portfolio (see Note I[4] hereof).  The terms of the Company's agreement with Russ, August & Kabat provide for cash payments on a monthly basis subject to a cap plus a contingency fee ranging between 15% and 24% of the net recovery (after deduction of expenses) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved.  The Company is responsible for all of the expenses incurred with respect to this litigation.

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

Dovel & Luner, LLP provides legal services to the Company with respect to its patent litigation filed in September 2011 against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler (see Note I[1] hereof).  The terms of the Company's agreement with Dovel & Luner LLP essentially provide for legal fees on a full contingency basis ranging from 12.5% to 35% (with certain exceptions) of the net recovery (after deduction for expenses) depending on the stage of the preceding in which a result (settlement or judgment) is achieved.  For the three months ended September 30, 2018 and September 30, 2017, the Company incurred aggregate contingent legal fees to Dovel & Luner, LLP with respect to the litigation of $496,000 and $523,000, respectively.  For the nine months ended September 30, 2018 and September 30, 2017, the Company incurred aggregate contingent legal fees to Dovel & Luner, LLP with respect to the litigation of $6,873,000 and $1,789,000, respectively.  The Company is responsible for a certain portion of the expenses incurred with respect to the litigation.

Dovel & Luner, LLP also provided legal services to the Company with respect to the litigation settled in July 2010 against Cisco and several other major data networking equipment manufacturers (see Note I[2] hereof).  The terms of the Company's agreement with Dovel & Luner, LLP with respect to this litigation provided for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of 24% (based on the settlement being achieved at the trial stage).  As a result of the royalty payments payable quarterly by Cisco in accordance with the Company's settlement and license agreement with Cisco, the Company has an obligation to pay Dovel & Luner, LLP (including local counsel) 24% of such royalties received.  During the three months ended September 30, 2018 and September 30, 2017, the Company incurred aggregate legal fees to Dovel & Luner LLP with respect to the litigation of -0- and $268,000, respectively.  For the nine months ended September 30, 2018 and September 30, 2017, the Company incurred aggregate contingent legal fees to Dovel & Luner, LLP with respect to the litigation of $-0- and $1,801,000.

[2] Patent Acquisitions:

On February 28, 2013, the Company completed the acquisition of four patents (as well as a pending patent application) from Dr. Ingemar Cox (these patents together with subsequent related patent issuances comprise the Cox Patent Portfolio), a technology leader in digital watermarking content identification, digital rights management and related technologies, for a purchase price of $1,000,000 in cash and 403,226 shares of the Company's common stock.  In addition, the Company is obligated to pay Dr. Cox 12.5% of the net proceeds (after deduction of expenses) generated by the Company from licensing, sale or enforcement of the patents.  Since the acquisition of the patent portfolio from Dr. Cox, the Company has been issued twenty-four (24) additional related patents by the USPTO resulting in an aggregate of twenty-eight (28) patents within the Cox Patent Portfolio.

On May 21, 2013, the Company's wholly-owned subsidiary, Mirror Worlds Technologies, LLC, acquired all of the patents previously owned by Mirror Worlds, LLC (which subsequently

NOTE G – COMMITMENTS AND CONTINGENCIES (continued)

changed its name to Looking Glass LLC ("Looking Glass")), consisting of nine issued United States patents and five pending applications covering foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system (these patents together with subsequent related patent issuances comprise the Mirror Worlds Patent Portfolio).  As consideration for the patent acquisition, the Company paid Looking Glass $3,000,000 in cash, and issued 5-year warrants to purchase an aggregate of 1,750,000 shares of the Company's common stock (875,000 shares of common stock at an exercise price of $1.40 per share and 875,000 shares of common stock at an exercise price of $2.10 per share) (the "Looking Glass Warrants").  On June 3, 2014, the Company repurchased the Looking Glass Warrants from Looking Glass at a cost of $505,000.  In addition, Recognition (and an affiliated entity) also received warrants to purchase an aggregate of 1,250,000 shares of the Company's common stock (500,000 shares at an exercise price of $2.05 per share, 375,000 shares at an exercise price of $2.10 per share and 375,000 shares at an exercise price of $1.40 per share).  All such warrants were exercised by Recognition (and its affiliate) as of January 2017, resulting in aggregate proceeds to the Company of $2,337,500.

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

On December 29, 2017, the Company acquired from M2M and IoT Technologies, LLC ("M2M") the M2M/IoT Patent Portfolio consisting of twelve (12) issued U.S. patents relating to, among other things, the enabling technology for authenticating and using embedded SIM cards in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers as well as automobiles and drones.  The Company paid $1,000,000 to acquire the M2M/IoT Patent Portfolio from M2M and has an obligation to pay M2M 14% of the first $100 million of net proceeds (after deduction of expenses) and 5% of net proceeds greater than $100 million from Monetization Activities (as defined) related to the patent portfolio. In addition, M2M will be entitled to receive from the Company $250,000 of additional consideration upon the occurrence of certain future events related to the patent portfolio.  Since the acquisition of the patent portfolio from M2M, the Company has been issued six additional related patents by the USPTO resulting in an aggregate of eighteen (18) issued U.S. patents.

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

NOTE H - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

[1]   On July 14, 2016, the Company entered into a new employment agreement ("Agreement") with its Chairman and Chief Executive Officer pursuant to which he continues to serve the Company in such positions for a five year term, at an annual base salary of $475,000 which shall be increased by 3% per annum during the term of the Agreement.  The Agreement established an annual target bonus of $175,000 for the Chairman and Chief Executive Officer based upon performance.  In addition, the Company granted to the Chairman and Chief Executive Officer, under its 2013 Stock Incentive Plan, 750,000 restricted stock units (the "RSUs") which terms provided for vesting in three tranches, as follows: (i) 250,000 RSUs shall vest on July 14, 2018, subject to the Chairman and Chief Executive Officer's continued employment by the Company through the vesting date (the "Employment Condition"); (ii) 250,000 RSUs shall vest at any time beginning July 14, 2018 through July 14, 2021 in equal annual installments for the remaining term of employment, subject to (1) the Employment Condition being satisfied through each such annual vesting date and (2) the Company's common stock achieving a closing price (for 20 consecutive trading days) of a minimum of $3.25 per share (subject to adjustment for stock splits) at any time during the term of employment; and (iii) 250,000 RSUs vest at any time beginning July 14, 2018 through July 14, 2021 in equal annual installments for the remaining term of employment subject to (1) the Employment Condition being satisfied through each such annual vesting date and (2) the Company's common stock achieving a closing price (for 20 consecutive trading days) of a minimum of $4.25 per share (subject to adjustment for stock splits) at any time during the term of employment.  The aforementioned stock price vesting conditions of $3.25 per share and $4.25 per share have been satisfied.  Notwithstanding the above, in the event of a Change of Control (as defined), a Termination Other Than for Cause (as defined), or a termination of employment by the Chairman and Chief Executive Officer for Good Reason (as defined), all of the 750,000 RSUs shall accelerate and become immediately fully vested.

On July 14, 2018, 375,000 restricted stock units owned by the Company's Chairman and Chief Executive Officer vested in accordance with the above referenced terms of the Agreement.  With respect to such vesting of restricted stock units, the Company's Chairman and Chief Executive Officer delivered 172,313 shares of common stock to satisfy withholding taxes, and received 202,687 net shares of common stock.

Under the terms of the Agreement, so long as the Chairman and Chief Executive Officer continues to serve as an executive officer of the Company, whether pursuant to the Agreement or otherwise, the Chairman and Chief Executive Officer shall also receive incentive compensation in an amount equal to 5% of the Company's gross royalties or other payments from Licensing Activities (as defined) (without deduction of legal fees or any other expenses) with respect to its Remote Power Patent and a 10% net interest (gross royalties and other payments after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company's royalties and other payments relating to Licensing Activities with respect to patents other than the Remote Power Patent (including the Mirror Worlds Patent Portfolio, Cox Patent Portfolio and M2M/IoT Patent Portfolio) (collectively, the "Incentive Compensation").  During the three months ended September 30, 2018 and September 30, 2017, the Chairman and Chief Executive Officer earned Incentive Compensation of $90,000 and $162,000, respectively.  During the nine months ended

NOTE H - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS (continued)

September 30, 2018 and September 30, 2017, the Chairman and Chief Executive Officer earned Incentive Compensation of $1,087,000 and $716,000, respectfully. As of September 30, 2018 and December 31, 2017, $90,000 and $346,000 of such compensation were included in accrued expenses, respectively.  The Incentive Compensation shall continue to be paid to the Chairman and Chief Executive Officer for the life of each of the Company's patents with respect to licenses entered into with third parties during the term of his employment or at anytime thereafter, whether he is employed by the Company or not; provided, that, the Chairman and Chief Executive Officer's employment has not been terminated by the Company "For Cause" (as defined) or terminated by him without "Good Reason" (as defined).  In the event of a merger or sale of substantially all of the assets of the Company, the Company has the option to extinguish the right of the Chairman and Chief Executive Officer to receive future Incentive Compensation by payment to him of a lump sum payment, in an amount equal to the fair market value of such future interest as determined by an independent third party expert if the parties do not reach agreement as to such value.  In the event that the Chairman and Chief Executive Officer's employment is terminated by the Company "Other Than For Cause" (as defined) or by him for "Good Reason" (as defined), the Chairman and Chief Executive Officer shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) a pro-rated portion of the $175,000 target bonus provided bonus criteria have been satisfied on a pro-rated basis through the calendar quarter in which the termination occurs and (iii) accelerated vesting of all unvested options, warrants, RSUs and other awards.

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

NOTE I - LEGAL PROCEEDINGS

[1]  In September 2011, the Company initiated patent litigation against sixteen (16) data networking equipment manufacturers (and affiliated entities) in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of its Remote Power Patent.  Named as defendants in the lawsuit, excluding related parties, were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inc., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transitions Networks, Inc.  As of September 30, 2018, the Company had achieved settlement agreements with fifteen (15) of the sixteen (16) defendants.

On November 13, 2017, a jury empaneled in the United States District Court for the Eastern District of Texas, Tyler Division, found that certain claims of the Company's Remote Power Patent were invalid and not infringed by Hewlett-Packard (the "HP Jury Verdict").  As a result of the HP Jury Verdict, in November 2017 and January 2018, several of the largest licensees of the Company's Remote Power Patent, including Cisco, advised the Company that they will no longer pay the Company ongoing royalties pursuant to their license agreements.  On August 29, 2018, the District Court issued an order granting the Company's motion for judgment as a matter of law that the Company's Remote Power Patent is valid, thereby overturning the jury verdict of invalidity and denied the Company's motion for a new trial on infringement.  The Company has appealed the District Court's denial of its motion for a new trial on infringement to the United States Court of Appeals for the Federal Circuit.  If the Company successfully overturns the jury verdict of non-infringement in its appeal to the Federal Circuit, certain licensees of the Remote Power Patent, including Cisco, will be obligated to pay the Company ongoing royalties and all royalties that accrued but were not paid following the HP Jury Verdict in November 2017.  If the Company is unable to reverse the jury verdict of non-infringement on appeal, or there is an arbitration ruling that certain of the Company's licensees, including Cisco, are relieved of their obligations to pay royalties and the District Court order of non-infringement is not subsequently reversed on appeal, the Company's  business, results of operations and cash-flow will continue to be materially adversely effected.

In October 2016, the Company entered a settlement agreement with Polycom, Inc. ("Polycom").  Under the terms of the settlement, Polycom entered into a non-exclusive license for our Remote Power Patent for its full term and is obligated to pay a license initiation fee of $5,000,000 for past sales of its Power over Ethernet ("PoE") products and ongoing royalties based on its sales of PoE products.  $2,000,000 of the license initiation fee was paid within 30 days and the balance payable in three annual installments of $1,000,000 beginning in October 2017. Payments due in October 2018 and October 2019 need not be paid by Polycom if all asserted claims of our Remote Power Patent have been found invalid.  Since the District Court in August 2018 granted our motion for judgment as a matter of law that our Remote Power Patent is valid thereby overturning the HP July verdict of invalidity, Polycom is obligated to make the aforementioned remaining aggregate payments of $2,000,000 to the Company (of which $1,000,000 of revenue was recorded for the three months ended September 30, 2018 and paid on November 5, 2018).

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

NOTE I - LEGAL PROCEEDINGS (continued)

amended, relating to all acts occurring on or before January 19, 2017 (the "Allowed Claim").  On January 9, 2018, the Company sold its Allowed Claim for $6,320,000 to an unaffiliated third party.

On November 1, 2017, defendant Juniper Networks, Inc. ("Juniper") agreed to settle its litigation with the Company for $13,250,000 for a fully-paid license to the Company's Remote Power Patent.  On December 8, 2017, the Company was advised by Juniper that it would not make the settlement payment to us as a result of the HP Jury Verdict and that there was no binding settlement agreement.  On January 16, 2018, the Company revised and closed its settlement with defendant Juniper.  The Company agreed to revise the settlement to avoid the possibility of protracted litigation regarding enforcing the settlement.  Under the terms of the revised settlement Juniper paid the Company $12,700,000 and received a fully-paid license to the Remote Power Patent (and certain other patents owned by us) for its full term, which applies to its sales of PoE products.

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

The royalty payments from Cisco are subject to certain conditions including that there is no "Adverse Ruling" (as defined in the Agreement) related to the Company's Remote Power Patent.  Cisco notified the Company in January 2018 that in its view that no further royalty payments are due the Company under the Agreement because the jury verdict in the Company's Hewlett-Packard trial finding that certain claims of the Remote Power Patent are invalid and not infringed by Hewlett-Packard constituted an "Adverse Ruling" under the Agreement.  The Company disagrees with Cisco that HP Jury Verdict finding of non-infringement (confirmed by the District Court in August 2018) relieves Cisco of its royalty obligations to the Company.  However, the Company's position may not prevail.

If the Company successfully overturns the jury verdict of non-infringement in its appeal to the Federal Circuit, Cisco (and certain other licensees) will be obligated to pay the Company ongoing royalties and all royalties that accrued but were not paid following (and prior to) the HP Jury Verdict in November 2017. If the Company is unable to reverse the jury verdict of non-infringement on appeal, or there is an arbitration ruling that Cisco is relieved of its obligations to pay royalties and the District Court order of non-infringement is not subsequently reversed on appeal, the Company's business, results of operations and cash-flow will continue to be materially adversely effected.

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

In December 2014, Google filed four petitions to institute Inter Partes Review ("IPRs") at the United States Patent and Trademark Office ("USPTO") pertaining to patents within the Company's Cox Patent Portfolio asserted in the litigation filed in April 2014 as described above.  Google in each of the IPRs sought to invalidate certain claims of the patents at issue within the Cox Patent Portfolio.  On June 23, 2015, the Patent Trial and Appeal Board ("PTAB") of the USPTO issued an order instituting for oral hearing each of the four IPRs which was held on March 9, 2016.  On June 20, 2016, the PTAB issued its Final Written Decisions in the Company's favor in the four pending IPRs.  On August 18, 2016, Google filed Notices of Appeal with respect to the PTAB's Final Written Decision to the United States Court of Appeals for the Federal Circuit.  On March 26, 2018, the United States Court of Appeals for the Federal Circuit vacated certain rulings of the PTAB's Final Written Decisions in favor of the Company determining that the PTAB erred in its claim construction of a certain claim term and remanded the four cases to the PTAB for further proceedings to address the claims that contained the term that was erroneously construed.  The Federal Circuit left undisturbed the PTAB's findings that the remaining claims of the patents (that did not include this claim term) are not invalid.  On May 9, 2018, the Company filed a combined petition for panel rehearing and rehearing en banc of the Federal Circuit's decision.  On July 10, 2018, the Federal Circuit denied the Company's petition.

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

[4]  On May 9, 2017, Mirror Worlds Technologies, LLC, the Company's wholly-owned subsidiary, initiated litigation against Facebook, Inc. ("Facebook") in the United States District Court for the Southern District of New York, for infringement of certain patents within the Company's Mirror Worlds Patent Portfolio.  The lawsuit alleged that the asserted patents are infringed by Facebook's core technologies that enable Facebook's Newsfeed and Timeline features.  The lawsuit further alleged that Facebook's unauthorized use of the stream based solutions of the asserted patents has helped Facebook become the most popular social

NOTE I - LEGAL PROCEEDINGS (continued)

networking site in the world.  The Company sought, among other things, monetary damages based upon reasonable royalties.  On May 7, 2018, Facebook filed a motion for summary judgment on non-infringement.  On August 11, 2018, the Court granted Facebook's motion for summary judgment on non-infringement and dismissed the case.  On August 30, 2018, the Company filed a Notice of Appeal appealing the District Court's summary judgment decision to the United States District Court of Appeals for the Federal Circuit.

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

Since inception of the Share Repurchase Program through September 30, 2018, the Company has repurchased an aggregate of 8,123,904 shares of its common stock at an aggregate cost of $15,069,477 (exclusive of commissions) or an average per share price of $1.86.  All such repurchased shares have been cancelled.  During the three months ended September 30, 2018, the Company repurchased an aggregate of 91,995 shares of its common stock at an aggregate cost of $248,260 (exclusive of commissions) or an average per share price of $2.70.  During the nine months ended September 30, 2018, the Company repurchased an aggregate of 548,351 shares of its common stock at an aggregate cost of $1,524,468(exclusive of commissions) on an average per share price of $2.78.  Such shares repurchased during the nine months ended September 30, 2018 include 75,000 shares of common stock repurchased from a director of the Company at a purchase price of $2.77 per share or an aggregate consideration of $207,750.  At September 30, 2018, the dollar value of remaining shares that may be repurchased under the Share Repurchase Program was $1,394,532.

NOTE K – CONCENTRATIONS

Revenue from one licensee constituted approximately 81% of the Company's revenue for the three months ended September 30, 2018 and revenue from one licensee constituted approximately 58% of the Company's revenue for the nine months ended September 30, 2018.  Revenue from the sale of the Company's unsecured claim against Avaya, Inc. constituted approximately 29% of the Company's revenue for the nine months ended September 30, 2018.  Revenue from three licensees constituted approximately 75% of the Company's revenue for both the three and nine months ended September 30, 2017.    At September 30, 2018, royalty receivables from one licensee constituted in the aggregate approximately 79% of the Company's royalty receivables.  At December 31, 2017, royalty receivables from three licensees constituted in the aggregate approximately 79% of the Company's royalty receivables.

NOTE L – DIVIDEND POLICY

On December 7, 2016, the Board of Directors of the Company approved the initiation of a dividend policy providing for the payment of a semi-annual cash dividend of $0.05 per common share ($0.10 per common share annually) commencing in 2017.  The Company anticipates paying the semi-annual cash dividends in March and September of each year.  It is anticipated that the semi-annual cash dividend will continue to be paid through March 2020 (the expiration of the Company's Remote Power Patent) provided that the Company continues to receive royalties from licensees of its Remote Power Patent.  On February 9, 2018, the Board of Directors of the Company declared a semi-annual cash dividend of $0.05 per common share which was paid on March 23, 2018 to all common stockholders of record as of March 9, 2018.  On July 26, 2018, the Board of Directors declared a cash dividend of $0.05 per common share with a payment date of September 20, 2018 to all common stockholders as of September 4, 2018.  However, if the Company is unable to overturn the jury verdict of non-infringement in its litigation with Hewlett-Packard on appeal to the Federal Circuit (see Note I[1] hereof), or there is not an arbitration ruling that the HP Jury Verdict finding of non‑infringement does not apply to certain licensees of the Remote Power Patent including Cisco, the Board of Directors may decide to modify or discontinue semi-annual cash dividends of $0.05 per common share.

NOTE M – RELATED PARTY TRANSACTIONS

On May 30, 2018, the Company repurchased from a director 75,000 shares of its common stock at a purchase price per share of $2.77 or aggregate consideration of $207,750 (see Note J hereof).

NOTE N- SUBSEQUENT EVENTS

On November 13, 2018, the Company filed a lawsuit against Dell, Inc. ("Dell") in the District Court, 241st Judicial District, Smith County, Texas, for breach of a settlement and license agreement with the Company as a result of Dell's failure to make royalty payments, and provide corresponding royalty reports, to the Company based on sales of Dell's PoE products. The Company believes Dell is obligated to pay the Company all prior unpaid royalties, including those that accrued after the date of the HP Jury Verdict (November 13, 2017), as well as future royalties through the expiration of the Remote Power Patent in March 2020 (see Note I[1]).

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

OVERVIEW

Our principal business is the development, licensing and protection of our intellectual property assets.  We presently own sixty-two (62) patents including (i) our Remote Power Patent covering the delivery of power over Ethernet cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) our Mirror Worlds Patent Portfolio relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) our Cox Patent Portfolio relating to enabling technology for identifying media content on the Internet and taking further action to be performed based on such identification; (iv) our M2M/IoT Patent Portfolio relating to, among other things, enabling technology for authenticating and using embedded sim cards in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers, and (v) our QoS Patents covering systems and methods for the transmission of audio, video and data in order to achieve high quality of service (QoS) over computer and telephony networks.  In addition, we continually review opportunities to acquire or license additional intellectual property.

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

Our acquisition strategy focuses on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as we have achieved with respect to our Remote Power Patent and Mirror Worlds Patent Portfolio.  Our Remote Power Patent generated licensing revenue in excess of $143,000,000 from May 2007 through September 30, 2018.  Our Mirror Worlds Patent Portfolio achieved licensing and other revenue from the portfolio of an aggregate of $47,150,000 through September 30, 2018.

On November 13, 2017, a jury empaneled in our patent infringement litigation in the United States District Court for the Eastern District of Texas, Tyler Division, found that certain claims of our Remote Power Patent were invalid and not infringed by Hewlett-Packard (the "HP Jury Verdict").  The HP Jury Verdict had a material adverse effect on our results of operations and cash-flow for the three and nine months ended September 30, 2018 and may continue to do so in the future.  As a result of the HP Jury Verdict, several of our largest licensees for our Remote Power Patent (including Cisco) advised us in late November 2017 and January 2018 that they will no longer pay us ongoing royalties pursuant to their license agreements.  On August 29, 2018, the District Court granted our motion for judgment as a matter of law that our Remote Power Patent is valid, thereby overturning the HP Jury Verdict on validity.  In addition, the District Court denied our motion for a new trial on infringement.  We have appealed the District Court's denial of our motion for a new trial on infringement to the United States Court of Appeals for the Federal Circuit (see Note I[1] to our financial statements included herein).  If we successfully overturn the HP Jury Verdict of non-infringement in our appeal to the Federal Circuit, certain licensees of the Remote Power Patent, including Cisco, will be obligated to pay us ongoing royalties and all royalties that accrued but were not paid following (and prior to) the HP Jury Verdict in November 2017. If we are unable to reverse the Jury Verdict of non-infringement on appeal, or there is an arbitration ruling that certain of our licensees, including Cisco, are relieved of their obligations to pay royalties and the District Court order of non-infringement is not subsequently reversed on appeal, our business results of operations and cash-flow will continue to be materially adversely effected.

Consistent with our prior view, the District Court decision overturning the HP Jury Verdict on invalidity confirmed the following: (i) we believe that Dell, Inc. is obligated to pay to us all prior unpaid royalties, including those that accrued after the date of the HP Jury Verdict (November 13, 2017), as well as future royalties through the expiration of the Remote Power Patent in March 2020 and (ii) Polycom, Inc. has a continuing obligation to make ongoing royalty payments to us including $2,000,000 of installment license initiation fees ($1,000,000 of which was recorded as revenue for the three months ended September 30, 2018 (see Note I(1) hereof)).  Dell, Inc. has not made payment of such accrued royalties due us and on November 13, 2018, we commenced legal action against Dell, Inc. (see Note N –"Subsequent Events" to the unaudited condensed consolidated financial statements included in this quarterly report).

We have been dependent upon our Remote Power Patent for a significant amount of our revenue.  Revenue for the year ended December 31, 2017 and the three and nine months ended September 30, 2018 from license agreements for our Remote Power Patent constituted 100% of our revenue which was $16,451,000 for the year ended December 31, 2017, and $1,798,000 and $21,732,000 for the three and nine months ended September 30, 2018.  In addition, we have been dependent on royalty bearing licenses for our Remote Power Patent for our recurring revenue (mostly payable quarterly).  As a result of certain of our largest licensees not paying us royalties pursuant to licenses for our Remote Power Patent as a result of the HP Jury Verdict as described above, we only achieved revenue from royalty bearing licenses of $1,798,000 and $2,712,000 for the three and nine months ended September 30, 2018 as compared to royalty bearing revenue of $2,264,000 and $11,047,000 for the three and nine months ended September 30, 2017.  Since significant revenue from our Remote Power Patent licensees (including Cisco) remains uncertain pending the outcome of the appeal to the Federal Circuit of the HP Jury Verdict finding of non-infringement, additional significant revenue may be dependent upon the outcome of litigation involving our Cox Patent Portfolio, Mirror Worlds Patent Portfolio and our ability to monetize our recently acquired M2M/IoT Patent Portfolio or new patents to be acquired in the future.  Our future revenue stream is uncertain.

At September 30, 2018, our principal sources of liquidity consisted of cash and cash equivalents and other investments of $56,805,000 and working capital of $56,488,000.  We believe based on our current cash position that we will have sufficient cash to fund our operations for the foreseeable future.  Based on our cash position, we continually review opportunities to acquire additional intellectual property as well as evaluate other strategic opportunities.

On December 7, 2016, our Board of Directors approved the initiation of a dividend policy.  The policy provides for the payment of regular semi-annual cash dividends of $0.05 per common share ($0.10 per common share annually) which are anticipated to be paid in March and September of each year.  It is anticipated that the semi-annual cash dividend will continue to be paid through March 2020 (expiration of our Remote Power Patent) provided that we continue to receive royalties from licensees of our Remote Power Patent.  On February 9, 2018, our Board of Directors declared a semi-annual cash dividend of $0.05 per common share with a payment date of March 23, 2018 to all shareholders of record on March 9, 2018.  On July 26, 2018, our Board of Directors declared a semi-annual cash dividend of $.05 per common share with a payment date of September 20, 2018 to all stockholders of record on September 4, 2018.  However, if we are unable to overturn the HP Jury Verdict finding of non-infringement in the District Court or there is not an arbitration ruling that the HP Jury Verdict finding of non-infringement does not apply to certain of our licensees of our Remote Power Patent, our Board of Directors may choose to modify or discontinue regular semi-annual cash dividends of $0.05 per common share.

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

Royalty Bearing Licenses

We currently have Royalty Bearing Licenses for our Remote Power Patent with seventeen (17) licensees pursuant to which such licensees are obligated to pay us ongoing royalties primarily on a quarterly basis for the life of our Remote Power Patent (March 2020), subject to certain conditions including the validity of certain claims of our Remote Power Patent or a finding that a third party's PoE products are found not to infringe our Remote Power Patent and such finding applies to our particular licensee's licensed products.  At September 30, 2018, we had Royalty Bearing Licenses with seventeen (17) licensees as compared to sixteen (16) such licensees at September 30, 2017.

Pending Litigation

We currently have pending patent infringement litigations involving our Remote Power Patent and certain patents within our Cox Patent Portfolio and Mirror Worlds Patent Portfolio (see "Legal Proceedings" at pages 36-37 hereof).

In September 2011, we initiated patent litigation against sixteen (16) data equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  We settled the litigation against fifteen (15) of the sixteen (16) defendants.  The remaining defendant in the litigation is Hewlett-Packard Company.  On November 13, 2017, a jury determined that certain claims of our Remote Patent are invalid and not infringed by Hewlett-Packard.  On August 29, 2018, the District Court granted our motion for judgment as a matter of law that our Remote Power Patent is valid, thereby overturning the HP Jury Verdict on validity.  In addition, the District Court denied our motion for a new trial on non-infringement.  We have appealed the District Court's denial of our motion for a new trial on infringement to the United States Court of Appeals for the Federal Circuit (see "Legal Proceedings" at page 36 hereof).

In April 2014 and December 2014, we initiated patent infringement litigation against Google Inc. and YouTube, LLC in the United States District Court for the Southern District of New York for infringement of several patents within our Cox Patent Portfolio.  These litigations are currently subject to a court ordered stay (see "Legal Proceedings" at pages 38-39 of this quarterly report).

In May 2017, we initiated patent infringement litigation against Facebook, Inc. ("Facebook") in the United States District Court for the Southern District of New York, for infringement of our U.S. Patent No. 6,006,227, U.S. Patent No. 7,865,538 and U.S. Patent No. 8,225,439 (among the patents we acquired as part of our acquisition of our Mirror Worlds Patent Portfolio).  In August 2018, the Court granted Facebook's motion for summary judgment of non-infringement and dismissed the case.  We appealed the decision to the United States Court of Appeals for the Federal Circuit (see "Legal Proceedings" at page 37 hereof).

Settlements in the Periods

During the three month period ended September 30, 2018, we did not enter into any license agreements related to litigation settlements.  During the nine month period ended September 30, 2018, we had revenue of $12,700,000 from a Fully-Paid License with Juniper Systems, Inc. from a litigation settlement and $6,320,000 from the sale of our Avaya unsecured claim (see "Legal Proceedings" at pages 36-37 hereof).  During the three month period ended September 30, 2017, we had revenue of $973,000 from a Fully-Paid License from a litigation settlement and in the nine months ended September 30, 2017 we had revenue of $3,273,000 from litigation settlements (see "Legal Proceedings" at pages 36-37 hereof).

RESULTS OF OPERATIONS

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenue.  We had revenue of $1,798,000 for the three months ended September 30, 2018 as compared to revenue of $3,237,000 for the three months ended September 30, 2017.  The decline in revenue of $1,439,000 for the three months ended September 30, 2018 was primarily due to several of our largest licensees ceasing to make royalty payments to us beginning in late November 2017 and January 2018 as a result of the HP Jury Verdict (see Note I[1] and I[2] to our unaudited condensed consolidated financial statements included in this quarterly report).  Excluding revenue from Fully-Paid Licenses, revenue from Royalty Bearing Licenses decreased $466,000 from $2,264,000 for the three months ended September 30, 2017 to $1,798,000 for the three months ended September 30, 2018.

Operating Expenses.  Operating expenses for the three months ended September 30, 2018 were $1,629,000 as compared to $2,219,000 for the three months ended September 30, 2017.  The decrease in operating expenses of $590,000 was primarily due to a $368,000 reduction in costs of revenue and decreased litigation costs of $182,000.  We had costs of revenue of $596,000 and $964,000 for the three months ended September 30, 2018 and September 30, 2017, respectively.  The decrease in costs of revenue for the three months ended September 30, 2018 was primarily due to the costs of revenue associated with the decrease in revenue of $1,439,000.  Included in the costs of revenue for three months ended September 30, 2018 were contingent legal fees and expenses of $506,000 and $90,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note G[1] and Note H[1] to our unaudited condensed consolidated financial statements included in this quarterly report).  Included in the costs of revenue for the three months ended September 30, 2017 were contingent legal fees and expenses of $802,000 and $162,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.

General and administrative expenses increased by $57,000 from $434,000 for the three months ended September 30, 2017 to $491,000 for the three months ended September 30, 2018.  Amortization of patents was $70,000 for the three months ended September 30, 2018 as compared to $50,000 for the three months ended September 30, 2017.  Stock-based compensation expense related to the issuance of restricted stock units was $120,000 for the three months ended September 30, 2018 as compared to $237,000 for the three months ended September 30, 2017.  Professional fees and related costs decreased by $182,000 from $534,000 for the three months ended September 30, 2017 to $352,000 for the three months ended September 30, 2018 primarily as a result of decreased legal fees and costs related to our patent litigations.

Interest Income.  Interest income for the three months ended September 30, 2018 was $244,000 as compared to interest income of $55,000 for the three months ended September 30, 2017 primarily as a result of interest earned on additional investments in short term fixed income securities.

Operating Income. We had operating income of $169,000 for the three months ended September 30, 2018 compared with operating income of $1,018,000 for the three months ended September 30, 2017.  The decreased operating income of $849,000 for the three months ended September 30, 2018 was primarily due to the loss of operating income associated with several of our largest licensees ceasing to make royalty payments to us as a result of the HP Jury Verdict.

Current Taxes.  Federal, state and local income tax expense of $167,000 and $425,000 were recorded for the three months ended September 30, 2018 and September 30, 2017, respectively.  The decrease in such taxes of $258,000 for the three months ended September 30, 2018 was primarily due to less taxable income for the three month period ended September 30, 2018 and a lower effective tax rate related to the 2017 Tax Cuts and Job Act.

Net Income.  As a result of the foregoing, we realized net income of $246,000 or $0.01 per share (basic and diluted) for the three months ended September 30, 2018 compared with net income of $648,000 or $0.03 per share (basic) and $.02 per share (diluted) for the three months ended September 30, 2017.  The decrease in net income of $402,000 for the three months ended September 30, 2018 was primarily due to the loss of net income associated with several of our largest licensees ceasing to make royalty payments to us as a result of the HP Jury Verdict (see Note I[1] and I[2] to our unaudited condensed consolidated financial statements included in this quarterly report).

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Revenue.  We had revenue of $21,732,000 for the nine months ended September 30, 2018 as compared to revenue of $14,320,000 for the nine months ended September 30, 2017.  The increase in revenue of $7,412,000 for the nine months ended September 30, 2018 was primarily due to revenue from a Fully-Paid License with Juniper Networks, Inc. of $12,700,000, a license initiation installment payment of $1,000,000 from Polycom, Inc. in accordance with a royalty Bearing License and $6,320,000 of revenue from sale of our Avaya unsecured claim (see Note I[1] to our unaudited condensed consolidated financial statements included in this quarterly report).  Excluding revenue from our Fully-Paid License with Juniper Networks and sale of our Avaya unsecured claim for the nine months ended September 30, 2018, revenue from our Royalty Bearing Licenses decreased $8,335,000 from $11,047,000 for the nine months ended September 30, 2017 to $2,712,000 for the nine months ended September 30, 2018.  The decrease was due primarily to several of our largest licensees ceasing to make royalty payments to us as a result of the HP Jury Verdict (see Note I[1]  and I [2] to our unaudited condensed consolidated financial statements included in this quarterly report).

Operating Expenses.  Operating expenses for the nine months ended September 30, 2018 were $11,684,000 as compared to $7,712,000 for the nine months ended September 30, 2017.  The increase in operating expenses of $3,972,000 was primarily due to increased costs of revenue of $3,649,000 for the nine months ended September 30, 2018 related to Fully-Paid Licenses with Juniper and Polycom from patent litigation settlements and the sale of our unsecured Avaya claim.  We had costs of revenue of $7,988,000 and $4,339,000 for the nine months ended September 30, 2018 and September 30, 2017, respectively.  Included in the costs of revenue for nine months ended September 30, 2018 were contingent legal fees and expenses of $6,901,000 and $1,087,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note G[1] and Note H[1] to our unaudited condensed consolidated financial statements included in this quarterly report).  Included in the costs of revenue for the nine months ended September 30, 2017 were contingent legal fees and expenses of $3,623,000 and $716,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.

General and administrative expenses increased by $102,000 from $1,358,000 for the nine months ended September 30, 2017 to $1,460,000 for the nine months ended September 30, 2018.  Amortization of patents was $209,000 for the nine months ended September 30, 2018 as compared to $150,000 for the nine months ended September 30, 2017.  Stock-based compensation expense related to the issuance of restricted stock units was $571,000 for the nine months ended September 30, 2018 as compared to $711,000 for the nine months ended September 30, 2017.  Professional fees and related costs were $1,456,000 for the nine months ended September 30, 2018 as compared to $1,154,000 for the nine months ended September 30, 2017 primarily as a result of increased legal fees and costs related to our pending patent litigations.

Interest Income.  Interest income for the nine months ended September 30, 2018 was $590,000 as compared to interest income of $89,000 for the nine months ended September 30, 2017 primarily as a result of interest earned on additional investments in short term fixed income securities.

Operating Income. We had operating income of $10,048,000 for the nine months ended September 30, 2018 compared with operating income of $6,608,000 for the nine months ended September 30, 2017.  The increased operating income of $ 3,440,000 for the nine months ended September 30, 2018 was due to operating income associated with increased revenue of $7,412,000 primarily from our Fully-Paid license with Juniper and the sale of our Avaya unsecured claim for the nine months ended September 30, 2018, less related costs.

Current Taxes.  Federal, state and local income taxes of $2,355,000 and $2,198,000 were recorded for the nine months ended September 30, 2018 and September 30, 2017, respectively.  The increase in such taxes of $157,000 for the nine months ended September 30, 2018 was primarily due to increased taxable income for the nine months ended September 30, 2018 offset by a 14% reduction in the federal corporate tax rate related to the 2017 Tax Cuts and Job Act.

Net Income.  As a result of the foregoing, we realized net income of $8,283,000 or $0.35 per share (basic) and $0.33 per share (diluted) for the nine months ended September 30, 2018 compared with net income of $4,460,000 or $0.18 per share (basic) and $0.17 per share (diluted) for the nine months ended September 30, 2017.  The increase in net income of $3,823,000 was primarily due to income associated with increased revenue of $13,700,000 from our Fully-Paid Licenses with Juniper and Polycom,  and from the sale of our Avaya claims of $6,320,000, less related costs, and a 14% reduction in the federal corporate tax rate related to the 2017 Tax Cuts and Job Act.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from revenue from licensing our patents.  At September 30, 2018, our principal sources of liquidity consisted of cash and cash equivalents and other investments of $56,805,000 and working capital of $ 56,488,000.  We believe based on our current cash position that we will have sufficient cash to fund our operations for the foreseeable future.

At September 30, 2018, we had royalty receivables of $1,861,000 due from our Royalty Bearing Licenses, which are typically paid within sixty days of the end of the quarter.

Working capital increased by $4,432,000 to $56,488,000 at September 30, 2018 as compared to working capital of $52,056,000 at December 31, 2017.  The increase in working capital for the nine months ended September 30, 2018 was primarily due to net income of $8,283,000 offset by cash dividends paid of $2,445,000 and repurchases of common stock of $1,535,000.

Net cash provided by operating activities for the nine months ended September 30, 2018 increased by $3,355,000 to $7,292,000 for the nine months ended September 30, 2018 as compared to $3,937,000 for the nine months ended September 30, 2017.  The increase in net cash provided by operating activities for the nine months ended September 30, 2018 compared with the same period in 2017 was primarily due to an increase in net income of $3,823,000 and a change in royalty receivables of $595,000.

Cash used in investing activities during the nine months ended September 30, 2018 included $26,601,000 of additional short term investments and $102,000 for development of our patent portfolio.

Net cash used in financing activities for the nine months ended September 30, 2018 and September 30, 2017 was $4,495,000 and $2,540,000, respectively.  The change of $1,955,000 primarily resulted from the repurchase of our common stock of $1,535,000, cash dividends of $2,445,000 and lower proceeds of $1,038,000 from the exercise of options and warrants.

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

(b) Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

Remote Power Patent Litigation

In September 2011, we initiated patent litigation against sixteen (16) data networking equipment manufacturers (and affiliated entities) in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  Named as defendants in the lawsuit (excluding affiliated parties) were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarretCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inc., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transition Networks, Inc.  As of September 30, 2018, we reached settlement agreements with fifteen (15) of the sixteen (16) defendants.  On November 13, 2017, a jury empaneled in the United States District Court for the Eastern District of Texas, Tyler Division, found that certain claims of our Remote Power Patent are invalid and not infringed by Hewlett-Packard.  On February 2, 2018, we moved to throw out the jury verdict and have the Court determine that certain claims of our Remote Power Patent are not obvious (invalid) as a matter of law by filing motions for judgment as a matter of law on validity and a new trial on validity and infringement.  On August 29, 2018, the District Court issued an order granting our motion for judgment as a matter of law that our Remote Power Patent is valid, thereby overturning the jury verdict of invalidity and denied our motion for a new trial on infringement.  On August 30, 2018, we appealed the District Court's denial of our motion for a new trial on infringement to the United States Court of Appeals for the Federal Circuit.  If the District Court enters an order confirming the HP Jury Verdict finding of non-infringement and either (i) we are unable to reverse the District Court order on appeal, or (ii) there is an arbitration ruling that the District Court order relieves the obligation of certain of our licensees including Cisco Systems, Inc., our largest licensee, to continue to pay us royalties and the District Court order is not subsequently reversed on appeal, our business, results of operations and cash-flow will continue to be materially adversely effected.

In October 2016, we entered a settlement agreement with Polycom, Inc. ("Polycom").  Under the terms of the settlement, Polycom entered into a non-exclusive license for our Remote Power Patent for its full term and is obligated to pay a license initiation fee of $5,000,000 for past sales of its Power over Ethernet ("PoE") products and ongoing royalties based on its sales of PoE products.  $2,000,000 of the license initiation fee was paid within 30 days and the balance payable in three annual installments of $1,000,000 beginning in October 2017. Payments due in October 2018 and October 2019 need not be paid by Polycom if all asserted claims of our Remote Power Patent have been found invalid.  Since the District Court in August 2018 granted our motion for judgment as a matter of law that our Remote Power Patent is valid thereby overturning the HP Jury Verdict of invalidity, Polycom is obligated to make the aforementioned remaining aggregate payments of $2,000,000 to us (of which $1,000,000 of revenue was recorded for the three months ended September 30, 2018).

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

On November 1, 2017, defendant Juniper Networks, Inc. ("Juniper") agreed to settle its litigation with us for $13,250,000 for a fully-paid license to our Remote Power Patent.  On December 8, 2017, we were advised by Juniper that it would not make the settlement payment to us as a result of the HP Jury Verdict and that there was no binding settlement agreement.  On January 16, 2018, we revised and closed our settlement with defendant Juniper.  We agreed to revise the settlement to avoid the possibility of protracted litigation regarding enforcing the settlement.  Under the terms of the revised settlement Juniper paid us $12,700,000 and received a fully-paid license to our Remote Power Patent (and certain other patents owned by us) for its full term, which applies to its sales of PoE products.

Dell Litigation

On November 13, 2018, we filed a lawsuit against Dell, Inc. in the District Court, 241st Judicial District, Smith County, Texas, for breach of a settlement and license agreement with the Company as a result of Dell's failure to make royalty payments, and provide corresponding royalty reports, to the Company based on sales of Dell's PoE products.  The Company believes Dell is obligated to pay the Company all prior unpaid royalties, including those that accrued after the date of the HP Jury Verdict (November 13, 2017), as well as future royalties through the expiration of the Remote Power Patent in March 2020.

Mirror Worlds Patent Portfolio Litigation

Pending Facebook Litigation

On May 9, 2017, Mirror Worlds Technologies, LLC, our wholly-owned subsidiary, initiated litigation against Facebook, Inc. ("Facebook") in the United States District Court for the Southern District of New York, for infringement of U.S. Patent No. 6,006,227, U.S. Patent No. 7,865,538 and U.S. Patent No. 8,255,439 (among the patents within our Mirror Worlds Patent Portfolio).  The lawsuit alleged that the asserted patents are infringed by Facebook's core technologies that enable Facebook's Newsfeed and Timeline features.  The lawsuit further alleged that Facebook's unauthorized use of the stream based solutions of our asserted patents has helped Facebook become the most popular social networking site in the world.  We sought, among other things, monetary damages based upon reasonable royalties.  On May 7, 2018, Facebook filed a motion for summary judgment on non-infringement.  On August 11, 2018, the Court granted Facebook's motion for summary judgment of non-infringement and dismissed the case.  On August 17, 2018, we filed a Notice of Appeal to appeal the summary judgment decision to the United States Court of Appeals for the Federal Circuit.

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

In December 2014, Google filed four petitions to institute Inter Partes Review proceedings (the "IPRs") at the PTAB pertaining to certain patents within our Cox Patent Portfolio.  In each of the IPRs, Google sought to invalidate certain claims of our patents within our Cox Patent Portfolio which have been asserted in our litigations against Google and YouTube pending in the United States District Court for the Southern District of New York as described above.  On June 23, 2015, the PTAB issued an order instituting each of the four IPR petitions for oral hearing and the consolidated oral hearing was held on March 9, 2016.  On June 20, 2016, the PTAB issued its Final Written Decisions in the four pending IPRs finding eighty-six (86) claims "not unpatentable" (valid) and in total, one hundred nineteen (119) out of one hundred and twenty-nine (129) or 92% of the challenged claims of the patents survived.  None of our asserted claims in the pending litigations against Google and YouTube were found invalid.  On August 18, 2016, Google filed Notices of Appeal to appeal the PTAB's Final Written Decisions on the IPRs to the United States Court of Appeals for the Federal Circuit.  On March 26, 2018, the United States Court of Appeals for the Federal Circuit vacated certain rulings of the PTAB's Final Written Decisions in favor of us determining that the PTAB erred in its construction of a certain claim term and remanded the four cases to the PTAB for further proceedings to address the claims that contained the term that was erroneously construed.  The Federal Circuit left undisturbed the PTAB's findings that the remaining claims of the patents (that did not include this claim term) are not invalid.  On May 9, 2018, we filed a combined petition for panel rehearing and rehearing en banc of the Federal Circuit's decision which was denied on July 10, 2018.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Issuances of Unregistered Securities

There were no such issuances during the three months ended September 30, 2018.

Stock Repurchases

On August 22, 2011, we established a share repurchase program ("Share Repurchase Program").  On June 14, 2017, our Board of Directors authorized an extension and increase of the Share Repurchase Program to repurchase up to $5,000,000 of shares of our common stock over the subsequent 24 month period (for a total authorization of approximately $17,000,000 since inception of the program).  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in our discretion.  The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors.  The Share Repurchase Program may be increased, suspended or discontinued at any time.  Since inception of the Share Repurchase Program in August 2011 through September 30, 2018, we have repurchased an aggregate of 8,123,904 shares of our common stock at an aggregate cost of $15,069,477 (exclusive of commissions) or an average per share price of $1.86.  During the three months ended September 30, 2018, we repurchased 91,995 shares of our common stock at an aggregate cost of $248,261 (exclusive of commissions) or an average per share price of $2.70.  During the nine months ended September 30, 2018, we repurchased 548,351 shares of our common stock at an aggregate cost of $1,524,468 (exclusive of commissions) or an average per share price of $2.78.  At September 30, 2018, the remaining dollar value of shares that may be repurchased under the Share Repurchase Program was $1,394,532.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2018	—	—	—	$ 1,642,793
August 1 to August 31, 2018	27,120	$2.57	27,120	$ 1,573,077
September 1 to September 30, 2018	64,875	$2.75	64,875	$ 1,394,532
Total	91,995	$2.70	91,995

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

NETWORK-1 TECHNOLOGIES, INC.

Date: November 14, 2018	By:	/s/ Corey M. Horowitz
Corey M. Horowitz
Chairman and Chief Executive Officer

Date: November 14, 2018	By:	/s/ David C. Kahn
David C. Kahn
Chief Financial Officer