Form 10-K
period 2018-12-31
NETWORK 1 TECHNOLOGIES INC
filed 2019-03-29
CIK 1065078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.   Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer" "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of June 30, 2018 was $46,547,166.50.  Shares of voting stock held by each officer and director and by each person, who as of June 30, 2018, may be deemed to have beneficially owned more than 10% of the voting stock have been excluded.  This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

The number of shares outstanding of Registrant's common stock as of March 25, 2019 was 23,771,069.

NETWORK-1 TECHNOLOGIES, INC.
2018 FORM 10-K

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

ITEM 1. BUSINESS

Overview

Our principal business is the development, licensing and protection of our intellectual property assets.  We presently own sixty-five (65) patents including (i) our remote power patent ("Remote Power Patent") covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) our Mirror Worlds patent portfolio (the "Mirror Worlds Patent Portfolio") relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) our Cox patent portfolio (the "Cox Patent Portfolio") relating to enabling technology for identifying media content on the Internet and taking further actions to be performed based on such identification; (iv) our M2M/IoT patent portfolio (the "M2M/IoT Patent Portfolio") relating to, among other things, enabling technology for authenticating, provisioning and using embedded sim cards in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones tablets and computers; and (v) the QoS patents (the "QoS Patents") covering systems and methods for the transmission of audio, video and data in order to achieve high quality of service (QoS) over computer and telephony networks. In addition, we continually review opportunities to acquire or license additional intellectual property.

We have been actively engaged in the licensing of our Remote Power Patent (U.S. Patent No. 6,218,930).  We currently have twenty-seven (27) license  agreements with respect to our Remote Power Patent  which, among others, include license agreements with Cisco Systems, Inc. ("Cisco"), Dell Inc., Extreme Networks, Inc., Netgear, Inc., Microsemi Corporation, Motorola Solutions, Inc., NEC Corporation, Samsung Electronics Co., Ltd, Huawei Technologies Co., Ltd., ShoreTel, Inc., Juniper Networks, Inc., Polycom, Inc. and Avaya, Inc. (see Notes J to our consolidated financial statements included in this Annual Report).  We have also entered into license agreements with Apple Inc. and Microsoft Corporation with respect to our Mirror Worlds Patent Portfolio (see "Business-Licensing - Mirror Worlds Patent Portfolio" at page 11 hereof).  Our current strategy includes continuing our licensing efforts with respect to our intellectual property assets.  In addition, we continue to seek to acquire additional intellectual property assets to develop, commercialize, license or otherwise monetize.  Our strategy includes working with inventors and patent owners to assist in the development and monetization of their patented technologies. We may also enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.  The form of such relationships may differ depending upon the opportunity and may include, among other things, a strategic investment in such third party, the provision of financing to such third party or the formation of a joint venture with such third party or others for the purpose of monetizing their intellectual property assets.

Our patent acquisition and development strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as we have achieved with respect to our Remote Power Patent and Mirror Worlds Patent Portfolio.  Our Remote Power Patent has generated licensing revenue of approximately $144,000,000 from May 2007 through December 31, 2018.  Since our acquisition of Mirror Worlds Patent Portfolio in May 2013, we have received licensing and other revenue from the portfolio of $47,150,000 through December 31, 2018.

At December 31, 2018, we had cash and cash equivalents and marketable securities of $54,991,000 and working capital of $53,486,000.  Based on our current cash position, we believe that we will have sufficient cash to fund our operations for the foreseeable future.  Based on our cash position, we continually review opportunities to acquire additional intellectual property as well as evaluate other strategic alternatives.

In December 2018, we agreed to make an investment of up to $5.0 million in a development stage biotechnology company with an exclusive license to thirty-six (36) patents (an additional thirty-one (31) patents are pending around the world) (see "Investment in ILiAD Biotechnologies" at pages 14-15 of this Annual Report).

On November 13, 2017, a jury empaneled in the United States District Court for the Eastern District of Texas found that certain claims of our Remote Power Patent were invalid and not infringed by Hewlett-Packard (the "HP Jury Verdict").  On August 29, 2018, the District Court (i) granted our motion for judgment as a matter of law that our Remote Power Patent is valid, thereby overturning the HP Jury Verdict of invalidity and (ii) denied our motion for a new trial on infringement.  We have appealed the District Court's denial of our motion for a new trial on infringement to the U.S. Court of Appeals for the Federal Circuit (see Note J[1] to our consolidated financial statements included in this Annual Report).  The HP Jury Verdict had a material adverse effect on our results of operations and cash-flow for the year ended December 31, 2018 and will continue to do so for the life of our Remote Power Patent (March 2020) unless the District Court judgment of non-infringement is reversed on appeal.  We have been dependent upon our Remote Power Patent for a significant portion of our revenue.  As a result of the HP Jury Verdict several of our largest licensees, including Cisco, our largest licensee, notified us in late November 2017 and January 2018 that they will no longer make ongoing royalty payments to us pursuant to their license agreements.  If we successfully overturn the District Court order of non-infringement in our appeal to the Federal Circuit, certain licensees of the Remote Power Patent, including Cisco, will be obligated to pay us ongoing royalties and all royalties that accrued but were not paid following (and prior to) the HP Jury Verdict in November 2017.  If we are unable to reverse the District Court order of non-infringement on appeal, or there is an arbitration ruling that certain of our licensees, including Cisco, are relieved of their obligations to pay royalties and the District Court order of non-infringement is not subsequently reversed on appeal, our business, results of operations and cash-flow will continue to be materially adversely effected (see Note [J1] and Note J[2] to our consolidated financial statements included in this Annual Report).

Consistent with our prior view, the District Court decision overturning the HP Jury Verdict on invalidity as referenced above confirmed the obligations of certain licensees to pay us all prior unpaid royalties, including those that accrued after the date of the HP Jury Verdict (November 13, 2017), as well as future royalties through the expiration of the Remote Power Patent in March 2020 (see Note A and Note J[1] to our consolidated financial statements included in this Annual Report).  Notwithstanding the District Court decision overturning the HP Jury Verdict on validity, Dell Inc. refused to pay us all unpaid royalties that accrued prior to and after the HP Verdict and in November 2018 we instituted litigation against Dell to collect such unpaid royalties (see Note J[5] to our consolidated financial statements included in this Annual Report).

Consistent with our revenue recognition policy (see Note B[5] to  our consolidated financial statements included in this Annual Report), we did not record revenue for the year ended December 31, 2018 from certain licensees, including Cisco, who notified us they would not pay us ongoing royalties as a result of the HP Jury Verdict.  We disagree with the position taken by such licensees and may pursue arbitration if we do not achieve a satisfactory resolution (see Note J[1] and Note J[2] to our consolidated financial statements included in this Annual Report).

In addition to litigation involving our Remote Power Patent, we also have pending litigation involving our assertion of infringement claims concerning certain patents within our Cox Patent Portfolio and Mirror Worlds Patent Portfolio (see "Legal Proceedings" at pages 27-30 of this Annual Report).

Our Patents

Our intellectual property currently consists of sixty-five (65) patents as follows:

Remote Power Patent

A patent (U.S. Patent No. 6,218,930) covering the delivery of power over Ethernet cables for the purpose of remotely powering network devices such as wireless access ports, IP phones and network based cameras.  Our Remote Power Patent expires in March 2020.  We currently have twenty-seven (27) license agreements with respect to our Remote Power Patent which, among others, include license agreements with Cisco, Dell Inc., Extreme Networks, Inc., Netgear, Inc., Microsemi Corporation, Motorola Solutions, Inc., NEC Corporation, Samsung Electronics Co., Ltd, Huawei Technologies Co., Ltd, ShoreTel, Inc., Juniper Networks, Inc., Polycom, Inc. and Avaya, Inc.

Cox Patent Portfolio

Our Cox Patent Portfolio acquired in February 2013 relates to identification of media content on the Internet and taking further action to be performed on such identification.  The expiration dates of our twenty-nine (29) issued patents currently within the Cox Patent Portfolio range from September 2021 to November 2023. During the year ended December 31, 2018, we were issued six new patents for this portfolio.  In addition, we currently have seven pending patent applications with the USPTO relating to the Cox Patent Portfolio.  We have pending litigation against Google Inc. and YouTube, LLC involving assertion of certain patents within our Cox Patent Portfolio (see "Legal Proceedings" at pages 29-30 hereof).

Mirror Worlds Patent Portfolio

Our Mirror Worlds Patent Portfolio acquired in May 2013 covers foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system.  Eight of nine patents within our Mirror Worlds Patent Portfolio expired including U.S. Patent No. 6,006,227 (the "'227 Patent") and U.S. Patent No. 8,255,439 which are asserted in our litigation against Facebook, Inc. (see "Legal Proceedings" at page 28 hereof). Our 227 Patent was also asserted in litigations against Apple Inc. and Microsoft Corporation which were settled. The expiration date of our remaining patent within our Mirror Worlds Patent Portfolio is February 2020.

M2M/IoT Patent Portfolio

Our M2M/IoT Patent Portfolio acquired in December 2017 relates to, among other things, enabling technology for authenticating, provisioning and using embedded SIM cards in next generation IoT, Machine-to-Machine and other mobile devices including smartphones, tablets and computers.  The expiration dates of the twenty (20) issued patents currently within our M2M/IoT Patent Portfolio range from September 2033 to May 2034.  In addition, we have seven pending U.S. patent applications and seven pending foreign patent applications relating to this portfolio.  During the year ended December 31, 2018, we were issued six new patents for this portfolio.

Our future success is largely dependent upon our ability to protect our intellectual property assets, including (i) our ability to overturn the District Court order of non-infringement in our trial with Hewlett-Packard which would obligate certain of our licensees including Cisco, our largest licensee, to pay us ongoing royalties and all royalties that accrued but were not paid following (and prior to) the HP Jury Verdict in November 2017 (see "Risk Factors" at page 16 hereof and "Legal Proceedings" at page 27 hereof), and (ii) monetization of our other patent portfolios including our Cox, Mirror Worlds and M2M/IoT patent portfolios as well as our ability to acquire additional intellectual property assets or enter into strategic relationships with third parties to license or otherwise monetize their intellectual property.  The complexity of patent law and the inherent risk and uncertainty of litigation creates risks that our efforts to protect our intellectual property assets, or those of our strategic partners, may not be successful.  We may not be able to uphold our intellectual property assets, including that we may not be successful in overturning the District Court order of non-infringement in our trial with Hewlett-Packard involving our Remote Power Patent, or that third parties will not invalidate our other intellectual property assets. In addition, we may not be able to (i) acquire additional intellectual property assets or successfully license such assets or (ii) successfully enter into strategic relationships with third parties to license or otherwise monetize their intellectual property (see "Risk Factors" pages 16-26 of this Annual Report).

Remote Power Patent- Market Overview

Our Remote Power Patent (U.S. Patent No. 6,218,930) relates to several technologies which describe a methodology for controlling the delivery of power to certain devices over an Ethernet network.

The Institute of Electrical and Electronic Engineers (IEEE) is a non-profit, technical professional association of more than 420,000 members.  The Standards Association of the IEEE is responsible for the creation of global industry standards for a broad range of technology industries.  In 2000, at the urging of several industry vendors, the IEEE formed a task force to facilitate the adoption of a standardized methodology for the delivery of remote power over Ethernet networks which would ensure interoperability among vendors of switches and terminal devices. On June 13, 2003, the IEEE Standards Association approved the 802.3af Power over Ethernet standard (the "Standard"), which covers technologies deployed in delivering power over Ethernet networks. The Standard provides for the Power Sourcing Equipment (PSE) to be deployed in switches or as standalone midspan hubs to provide power to remote devices such as wireless access points, IP phones and network-based cameras. The technology is commonly referred to as Power over Ethernet ("PoE").   In 2009, the IEEE Standards Association approved 802.3at, a new PoE standard which, among other things, increased the available power for delivery over Ethernet networks.   We believe that our Remote Power Patent covers several of the key technologies covered by both the 802.3af and 802.3at standards.

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

Cox Patent Portfolio - Patents Related to Identification of Media Content on the Internet

On February 28, 2013, we acquired four patents (as well as a pending patent application) from Dr. Ingemar Cox pertaining to enabling technology for identifying media content on the Internet (the "Cox Patent Portfolio") for a purchase price of $1,000,000 in cash and 403,226 shares of our common stock. In addition, we are obligated to pay Dr. Cox 12.5% of the net proceeds generated by us from licensing, sale or enforcement of the Cox Patent Portfolio.   Dr. Cox provides consulting services to us with respect to the Cox Patent Portfolio and assists our efforts to develop the patent portfolio.

The Cox Patent Portfolio currently consisting of twenty-nine (29) patents, relates to enabling technology for identifying media content on the Internet, such as audio and video, and taking further actions to be performed based on such identification.  The patents within our Cox Patent Portfolio are based on a patent application filed in 2000 and have patent terms extending into 2023.  Since the acquisition of the Cox Patent Portfolio in February 2013, we have filed thirty-two (32) additional patent applications, twenty-four (24) of which have been issued and eight of which are pending relating to this portfolio. The claims in these twenty-four (24) additional issued patents are generally directed towards systems of content identification and performing actions following therefrom.

Dr. Cox is currently a Professor at the University of Copenhagen and University College London where he is head of its Media Futures Group.  Dr. Cox was formerly a member of the Technical Staff at AT&T Bell Labs and a Fellow at NEC Research Institute. He is a Fellow of the ACM, IEEE, the IET (formerly lEE), and the British Computer Society and is a member of the UK Computing Research Committee. He was founding co-editor in chief of the lEE Proc. on Information Security and was an associate editor of the IEEE Trans. on Information Forensics and Security. He is co-author of a book entitled "Digital Watermarking" and its second edition "Digital Watermarking and Steganography". He is an inventor of over fifty (50) U.S. Patents.

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

As part of the acquisition of the Mirror Worlds Patent Portfolio, we also entered into an agreement with Recognition Interface, LLC ("Recognition"), an entity that financed the commercialization of the Mirror Worlds patent portfolio prior to its sale to Mirror Worlds, LLC and also retained an interest in the licensing proceeds of the Mirror Worlds patent portfolio. Pursuant to the terms of the agreement with us, Recognition received from us an interest in the net proceeds realized from our monetization of the Mirror Worlds Patent Portfolio as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; and (iii) 20% of any portion of the net proceeds in excess of $250 million.  Since entering into the agreement with Recognition in May 2013, we have paid Recognition an aggregate of $3,127,000 with respect to such net proceeds interest in the Mirror Worlds Patent Portfolio (no such payments were paid for the years ended December 31, 2018 and December 31, 2017).  In addition to the net proceeds interest, we also issued to Recognition (and its affiliate) warrants to purchase an aggregate of 1,250,000 shares of common stock at exercise prices ranging from $1.40 to $2.10 per share.

M2M/IoT Patent Portfolio – Patents Related to Internet of Things and Machine-to-Machine Industries

On December 29, 2017, we acquired from M2M and IoT Technologies, LLC ("M2M") twelve (12) issued U.S. patents, seven pending U.S. patent applications and nine pending international patents, all relating to, among other things, the enabling technology for authenticating, provisioning and using embedded SIM cards in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers as well as automobiles and drones (the "M2M/IoT Patent Portfolio").  We paid $1,000,000 to acquire the M2M/IoT Patent Portfolio and have an obligation to pay M2M 14% of the first $100 million of net proceeds (after deduction of expenses) and 5% of net proceeds greater than $100 million from Monetization Activities (as defined) related to our M2M/IoT Patent Portfolio.  In addition, M2M will be entitled to receive from us $250,000 of additional consideration upon the occurrence of certain future events related to the patent portfolio.

During the year ended December 31, 2018, we were issued six new U.S. patents for the M2M/IoT Portfolio.  The M2M/IoT Patent Portfolio currently consists of twenty (20) issued U.S. patents, eight pending U.S. patent applications and seven additional pending non-U.S. patent applications.  We anticipate further issuances of additional claims for this portfolio.

John Nix, the Managing Member of M2M, provides consulting services to us with respect to our M2M/IoT Patent Portfolio. Mr. Nix is an entrepreneur and inventor, and founder and Chief Executive Officer of Vobal Technologies, LLC.  In 2016, Mr. Nix was recognized as "Creator of the Year" by the Intellectual Property Law Association of Chicago for his intellectual property related to embedded SIM technology.

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

Network-1 Strategy

Our strategy is to capitalize on our intellectual property assets by entering into licensing arrangements with third parties including manufacturers and users that utilize our intellectual property's proprietary technologies as well as any additional proprietary technologies covered by patents which may be acquired by us in the future. Our current patent acquisition and development strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as has been the case with our Remote Power Patent and Mirror Worlds Patent Portfolio.  Our Remote Power Patent has generated licensing revenue of approximately $144,000,000 from May 2007 through December 31, 2018.  As a result of acquisition of our Mirror Worlds Patent Portfolio in May 2013, we have received licensing and other revenue of $47,150,000 through December 31, 2018.  In addition, we may enter into third party strategic relationships with inventors and patent owners to assist in the development and monetization of their patent technologies.  Based on our cash position, we continually review opportunities to acquire additional intellectual property as well as evaluate other strategic alternatives.

In connection with our activities relating to the protection of our intellectual property assets, or the intellectual property assets of third parties with whom we have strategic relationships in the future, it may be necessary to assert patent infringement claims against third parties whom we believe are infringing our patents or those of our strategic partners. We are currently involved in several litigations to protect our patents including our Remote Power Patent, certain patents within our Cox Patent Portfolio and our Mirror Worlds Patent Portfolio (see "Legal Proceedings" at pages 27-30 hereof). We have in the past successfully asserted litigation with respect to our Remote Power Patent and our Mirror Worlds Patent Portfolio and have also been successful in defending proceedings at the USPTO challenging the validity of our Remote Power Patent and certain patents within our Cox Patent Portfolio (see "Legal Proceedings" at pages 27-30 of this Annual Report).

Licensing - Remote Power Patent

To date we have entered into twenty-seven (27) license agreements with respect to our Remote Power Patent.  Seventeen (17) of our twenty-seven (27) license agreements are royalty bearing (payable either on a quarterly or monthly basis) for the life of the Remote Power Patent (March 2020).  Licensees of our Remote Power Patent include major data network equipment manufacturers and others as follows:

●	Cisco Systems, Inc.*	●	Motorola Solutions, Inc.*
●	Microsemi Corporation*	●	NEC Corporation*
●	Dell, Inc.*	●	Polycom, Inc.*
●	Extreme Networks, Inc.*	●	Adtran, Inc.
●	Samsung Electronics Co., Ltd	●	Huawei Technologies Co., Ltd.
●	Netgear, Inc.*	●	Allied Telesis, Inc.*
●	Transition Networks, Inc.*	●	Enterasys Networks, Inc.
●	GarrettCom,Inc.*	●	Foundry Networks, Inc.
●	Shoretel,Inc.*	●	SEH Technology, Inc.*
●	D-Link Corporation and D-Link Systems, Inc.*	●	Buffalo Technology (USA), Inc.*
●	BRG Precision Products, Inc.*	●	Sony Corporation
●	Alcatel-Lucent USA/Alcatel-Lucent Holdings, Inc.	●	ALE USA Inc.
●	Axis Communications, Inc.	●	Avaya, Inc.*
●	Juniper Networks, Inc.
__________________________

*Indicates that the license agreement provides for payment by licensee of ongoing royalties on a quarterly or monthly basis based on its sales of PoE products subject to certain conditions.

Cisco License Agreement

In July 2010, we settled our patent litigation pending in the United States District Court for the Eastern District of Texas, Tyler Division, against Adtran, Inc, Cisco Systems, Inc. and Cisco-Linksys, LLC, (collectively, "Cisco"), Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., and 3Com Corporation, Inc.  As part of the settlement, Adtran, Cisco, Enterasys, Extreme Networks and Foundry Networks each entered into a settlement agreement with us and entered into non-exclusive licenses for our Remote Power Patent (the "Licensed Defendants").  Under the terms of the licenses, the Licensed Defendants paid us aggregate payments of approximately $32,000,000 upon settlement and also agreed to license our Remote Power Patent for its full term, which expires in March 2020. In accordance with our Settlement and License Agreement, dated May 25, 2011 (the "Agreement"), Cisco is obligated to pay us royalties (which began in the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments per year of $9 million for the remaining term of the patent (March 2020). The actual royalty amounts received may be less than the cap stated above.  The royalty payments are subject to certain conditions including that there is no "Adverse Ruling" (as defined in the Agreement) involving our Remote Power Patent (see below — "The Impact of the Jury Verdict in our Hewlett-Packard Trial").  Under the terms of the Agreement, if we grant other licenses with lower royalty rates to third parties (as defined in the Agreement), Cisco shall be entitled to the benefit of the lower royalty rates provided it agrees to the material terms of such other license.  Under the terms of the Agreement, we have certain obligations to Cisco and if we materially breach such terms, Cisco will be entitled to stop paying royalties to us.

The Impact of the Jury Verdict in our Hewlett-Packard Trial

On November 13, 2017, the HP Jury Verdict was rendered which found that certain claims of our Remote Power Patent were invalid and not infringed by Hewlett-Packard.  On August 29, 2018, the District Court (i) granted our motion for judgment as a matter of law that our Remote Power Patent is valid, thereby overturning the HP Jury Verdict of invalidity and (ii) denied our motion for a new trial on infringement.  We have appealed the District Court's denial of our motion for a new trial on infringement to the U.S. Court of Appeals for the Federal Circuit (see Note J[1] to our consolidated financial statements included in this Annual Report).  Our seventeen (17) licensees with royalty bearing licenses are obligated to pay us ongoing royalties on a quarterly or monthly basis for the life of our Remote Power Patent (through March 2020), subject to certain conditions.  These conditions include the continued validity of certain claims of our Remote Power Patent or a finding that a third party's PoE products are found not to infringe our Remote Power Patent and such finding applies to our licensee's licensed products.  As a result of the HP Jury Verdict several of our largest licensees, including Cisco, our largest licensee, notified us in late November 2017 and January 2018 that they will no longer make ongoing royalty payments to us pursuant to their license agreements.  If we successfully overturn the District Court judgment of non-infringement in our appeal to the Federal Circuit, certain licensees of the Remote Power Patent, including Cisco, will be obligated to pay us ongoing royalties and all royalties that accrued but were not paid following (and prior to) the HP Jury Verdict in November 2017.  If we are unable to reverse the District Court order of non-infringement on appeal, or there is an arbitration ruling that certain of our licensees, including Cisco, are relieved of their obligations to pay royalties and the District Court order of non-infringement is not subsequently reversed on appeal, our business, results of operations and cash-flow will continue to be materially adversely effected (see Note J[1] and Note J[2] to our consolidated financial statements included in this Annual Report).

Consistent with our prior view, the District Court order overturning the HP Jury Verdict on invalidity as referenced above confirmed the obligations of certain licensees to pay us all prior unpaid royalties, including those that accrued after the date of the HP Jury Verdict (November 13, 2017), as well as future royalties through the expiration of the Remote Power Patent in March 2020 (see Note J[1] and Note J[2] hereof).  Notwithstanding the District Court decision overturning the HP Jury Verdict on validity, Dell refused to pay us all unpaid royalties and in November 2018 we instituted litigation against Dell to collect such unpaid royalties (see "Legal Proceedings" at page 28 hereof).

Licensing – Mirror Worlds Patent Portfolio

We have entered into fully paid non-exclusive license agreements with respect to our Mirror Worlds Patent Portfolio with Apple Inc. and Microsoft Corporation pursuant to which we have received aggregate licensing revenue of $29,650,000 since the acquisition of the Mirror Worlds Patent Portfolio in May 2013.

On July 8, 2016, Mirror Worlds Technologies, LLC, our wholly-owned subsidiary, entered into a settlement agreement with Apple Inc. in connection with litigation in the United States District Court for the Eastern District of Texas for infringement of one of our patents (U.S. Patent No. 6,006,227 (the "'227 Patent")) included within our Mirror Worlds Patent Portfolio.  Under the terms of the settlement agreement, Apple received a fully-paid non-exclusive license to our '227 Patent for its full term (which expired in June 2016), along with certain rights to other patents in our patent portfolio.  We received $25,000,000 from Apple for the settlement and the non-exclusive license.

On November 6, 2015, we entered into a settlement with Microsoft with respect to litigation pending in the United States District Court for the Eastern District of Texas for infringement of our '227 Patent.  Under the terms of the settlement, Microsoft (including its customers) received a fully-paid non-exclusive license to our Mirror Worlds Patent Portfolio for the remaining life of its patents in consideration for a lump sum payment of $4,650,000 to us.

Significant Licensees

For the year ended December 31, 2018, two licensees constituted an aggregate of 66% of our revenue including Juniper Networks, Inc. (57%) and Polycom, Inc. (9%).  Revenue from the sale of our unsecured claim against Avaya, Inc. constituted approximately 29% of our revenue for the year ended December 31, 2018.  For the year ended December 31, 2017, Cisco constituted 58% of our recurring revenue from royalty bearing license agreements and Dell, Inc. constituted 12% of such recurring revenue.  It is anticipated that one or a few of our licensees will continue to constitute a significant portion of our revenue for the foreseeable future.

Legal Representation – Contingency Fees/Patent Litigation

Russ, August & Kabat provides legal services to us with respect to our pending patent litigation filed in May 2017 against Facebook, Inc. in the United States District Court for the Southern District of New York relating to several patents within our Mirror Worlds Patent Portfolio (see Note H[1] to our consolidated financial statements included in this Annual Report).  The terms of our agreement with Russ, August & Kabat provide for cash payments on a monthly basis subject to a cap plus a contingency fee ranging between 15% and 24% of the net recovery (after deduction of expenses) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved.  We are responsible for all expenses incurred with respect to this litigation.

Russ, August & Kabat also provides legal services to us with respect to our pending patent litigation (now consolidated) filed in April 2014 and December 2014 against Google Inc. and YouTube LLC in the United States District Court for the Southern District of New York relating to certain patents within our Cox Patent Portfolio (see Note J[2] to our consolidated financial statements included in this Annual Report). The terms of our agreement with Russ, August & Kabat provide for legal fees on a full contingency basis ranging from 15% to 30% of the net recovery (after deduction of expenses) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved.  We are responsible for all expenses incurred with respect to this litigation.

Dovel & Luner, LLP provides legal services to us with respect to our pending patent litigation originally filed in September 2011 against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, relating to our Remote Power Patent (see Note H[1] to our consolidated financial statements included in this Annual Report).  We achieved settlements with fifteen (15) or the original sixteen (16) defendants.  The terms of our agreement with Dovel & Luner LLP essentially provide for legal fees on a full contingency basis ranging from 12.5% to 35% of the net recovery (after deduction for expenses) depending on the stage of the proceeding in which a result (settlement or judgment) is achieved.  We are responsible for a certain portion of the expenses incurred with respect to the litigation.   During the year ended December 31, 2018 and December 31, 2017, we incurred legal fees and expenses of $6,930,000 and $2,954,000, respectively, to Dovel & Luner LLP with respect to this matter.

Dovel & Luner, LLP also provided legal services to us with respect to our litigation settled in July 2010 against Cisco and several other major data networking equipment manufacturers relating to our Remote Power Patent (see Note H[1] to our consolidated financial statements included in this Annual Report).  The terms of our agreement with Dovel & Luner, LLP provided for us to pay legal fees of up to a maximum aggregate cash payment of $1.5 million plus a contingency fee of up to 24% (based on the settlement being achieved at the trial stage). Accordingly, we have a continuing obligation to pay Dovel & Luner LLP a contingency fee of 24% with respect to the ongoing royalties we receive from Cisco.  During the year ended December 31, 2018 and December 31, 2017, we incurred total contingency fees and expenses of $-0- and $1,801,000, respectively, to Dovel & Luner, LLP with respect to this matter.

Competition

With respect to our ability to acquire additional intellectual property assets or enter into strategic relationships with third parties to monetize their intellectual property assets, we face considerable competition from other companies, many of which have significantly greater financial and other resources than we have. The patent licensing and enforcement industry has grown over the past several years and there has been a material increase in the number of companies seeking to acquire intellectual property assets from third parties or to provide financing to third parties seeking to monetize their intellectual property. Entities including, among others, Acacia Research Corporation (NASDAQ:ACTG), Intellectual Ventures, WI-LAN Inc., a subsidiary of  Quarterhill Inc. (NASDAQ:QTRH), VirnetX Holdings Corp. (NYSE MKT:VHC), and RPX Corporation, seek to acquire intellectual property or partner with third parties to license or enforce intellectual property rights. In addition, we also compete with strategic corporate buyers with respect to the acquisition of intellectual property assets.  It is expected that others will enter this market as well. Many of these competitors have significantly greater financial and human resources than us.

We may also compete with litigation funding firms such as Burford Capital Limited, Validity Finance, LLC, Fortress Investment Group, LLC, Parabellum Capital LLC and Bentham Capital LLC, venture capital firms and hedge funds for intellectual property acquisitions and licensing opportunities.   Many of these competitors also have greater financial resources and human resources than us.

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

Regulatory Environment

If new legislation, regulations or rules are implemented either by Congress, the U.S. Patent and Trademark Office or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our business, financial condition and results of operations. Certain legislation, regulations, and rulings by the courts and actions by the U.S. Patent and Trademark Office have materially increased the risk and cost of enforcement of patents.  U.S. patent laws were amended by the Leahy-Smith America Invents Act, referred to as the "America Invents Act", which became effective on March 16, 2013. The America Invents Act includes a number of significant changes to

U.S. patent law. In general, it attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation and new administrative post-grant review procedures to challenge the patentability of issued patents outside of litigation, including Inter Partes Review (IPR) and Covered Business Method Review (CBM) proceedings which provide third parties a timely, cost effective alternative to district court litigation to challenge the validity of an issued patent. The America Invents Act and its implementation has increased the uncertainties and costs surrounding the enforcement of patent rights which could have a material adverse effect on our business, financial condition and results of operations.

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

Investment in ILiAD Biotechnologies

On December 18, 2018, we agreed to make an investment of up to $5,000,000 in ILiAD Biotechnologies, LLC ("ILiAD"), a privately held development stage biotechnology company dedicated to the prevention and treatment of human disease caused by Bordetella pertussis.  ILiAD is developing key technologies and working with leading scientists to investigate the impact of Bordetella pertussis in a range of human disease and is currently focused on validating its proprietary intranasal vaccine, BPZE1, in human clinical trials for the prevention of Pertussis (whooping cough).  Pertussis is a life-threatening disease caused by the highly contagious respiratory bacterium Bordetella pertussis. According to the U.S. Centers for Disease Control and Prevention, each year pertussis affects approximately 16 million people globally, accounting for nearly 200,000 deaths.

ILiAD's BPZE1 is an advanced next generation pertussis vaccine, designed to overcome deficiencies of current vaccines, including inadequate efficacy and duration of immunity, and failure to prevent nasal-passage based Bordetella pertussis infections that lead to transmission to vulnerable infants. Current vaccines have been found to be inadequate in curbing recent epidemics, highlighting the need for an improved vaccine against Bordetella pertussis.

In 2018, the FDA cleared the Investigational New Drug (IND) application for a Phase 2a BPZE1 study, currently underway at the Vanderbilt Vaccine and Treatment Evaluation Unit (VTEU) at Vanderbilt University Medical Center, which is being sponsored by the National Institute of Allergy and Infectious Disease (NIAID) at the National Institute of Health (NIH). BPZE1 has previously successfully demonstrated safety and immunological responses in Phase 1 trials at Karolinska University Hospital in Stockholm, Sweden. BPZE1 was developed in the lab of Camille Locht, PhD, at the Institut Pasteur de Lille (IPL) and French National Institute of Health and Medical research (Inserm) with whom ILiAD is working with and pursuant to which ILiAD holds exclusive global rights to BPZE1 and related B-Tech™ technologies that are covered by thirty-six (36) issued patents. An additional thirty-one (31) patents are pending around the world.

The investment by us is part of a financing of up to approximately $15,200,000 of Class C units of ILiAD, consisting of two tranches.  We made an initial investment of $2,500,000 to purchase 1,111,111 Class C units at $2.25 per unit and we also received five-year warrants to purchase 366,666 Class C units at an exercise price of $2.75 per unit.  In addition, we are obligated to invest an additional $2,500,000 to purchase 943,396 Class C units at $2.65 per unit (and will also receive additional five-year warrants to purchase 311,320 Class C units at an exercise price of $3.50 per unit) upon ILiAD receiving, on or before December 31, 2019, an "allowed-to-proceed" notification from the FDA for a Phase 2b clinical study.

In connection with our ILiAD investment, Corey Horowitz, our Chairman and Chief Executive Officer, became a member of the Board of Managers of ILiAD.  Following completion of the Class C financing (assuming completion of the second tranche), we will own approximately 10.7% of the outstanding membership units of ILiAD (on a non-fully diluted basis).

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

Employees and Consultants

As of March 15, 2019, we had three employees and two consultants providing monthly services to us.

ITEM 1A.  RISK FACTORS

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. The following highlights some of the factors that have affected, and in the future could affect, our operations.

Risks Related to Our Business

If we do not overturn the District Court order of non-infringement in our trial with Hewlett Packard involving our Remote Power Patent, our business, results of operations end cash-flow will continue to be materially adversely effected.

On November 13, 2017, the HP Jury Verdict was rendered which found that certain claims of our Remote Power Patent were invalid and not infringed by Hewlett-Packard.  On August 29, 2018, the District Court (i) granted our motion for judgment as a matter of law that our Remote Power Patent is valid, thereby overturning the HP Jury Verdict of invalidity and (ii) denied our motion for a new trial on infringement.  We have appealed the District Court's denial of our motion for a new trial on infringement to the U.S. Court of Appeals for the Federal Circuit.  The HP Jury Verdict had a material adverse effect on our results of operations and cash-flow for the year ended December 31, 2018 and will continue to do so for the life of our Remote Power Patent (March 2020) unless the District Court order of non-infringement is reversed on appeal.  We have been dependent upon our Remote Power Patent for a significant portion of our revenue.  As a result of the HP Jury Verdict several of our largest licensees, including Cisco, our largest licensee, notified us in late November 2017 and January 2018 that they will no longer make ongoing royalty payments to us pursuant to their license agreements.  If we successfully overturn the District Court judgment of non-infringement in our appeal to the Federal Circuit, certain licensees of the Remote Power Patent, including Cisco, will be obligated to pay us ongoing royalties and all royalties that accrued but were not paid following (and prior to) the HP Jury Verdict in November 2017.  If we are unable to reverse the District Court order of non-infringement on appeal, or there is an arbitration ruling that certain of our licensees, including Cisco, are relieved of their obligations to pay royalties and the District Court order of non-infringement is not subsequently reversed on appeal, our business, results of operations and cash-flow will continue to be materially adversely effected.

Our revenue stream is uncertain.

We may not receive significant royalty revenue from our royalty bearing licenses for our Remote Power Patent as we have received in the past.  We have been dependent on royalties from licensing our Remote Power Patent for our recurring quarterly revenue.  Such recurring revenue from royalty bearing licenses for our Remote Power Patent for the year ended December 31, 2017 and December 31, 2016 was $12,053,000 and $10,788,000, respectively.  As a result of the HP Jury Verdict and the subsequent District Court order of non-infringement, our revenue from royalty bearing licenses declined to $3,086,000 for the year ended December 31, 2018.  Without significant recurring revenue from our Remote Power Patent, our licensing revenue will be dependent upon litigation outcomes involving our Cox Patent Portfolio, Mirror Worlds Patent Portfolio and our ability to monetize our M2M/IoT Patent Portfolio or new patents to be acquired in the future.  We currently have a pending consolidated litigation against Google and YouTube involving patents within our Cox Patent Portfolio and a litigation against Facebook involving certain patents within our Mirror Worlds Patent Portfolio (see "Legal Proceedings" at pages 28-30 hereof).  Patent litigation is inherently risky and the outcome is uncertain.  Accordingly, our future revenue stream is uncertain.

Our success is dependent upon our ability to protect our patents.

Our success is substantially dependent upon our proprietary technologies and our ability to protect our intellectual property rights. We currently own sixty-five (65) patents that relate to various technologies including our Remote Power Patent, Cox Patent Portfolio, Mirror Worlds Patent Portfolio, and our M2M/IoT Patent Portfolio.  We have successfully defended several challenges to certain claims of our Remote Power Patent and our Cox Patent Portfolio at the USPTO (see "Legal Proceedings" at pages 27-30 hereof).  However, in November 2017, the HP Jury Verdict was rendered which found that certain claims of our Remote Power Patent were invalid and not infringed by Hewlett-Packard.  On August 29, 2018, the District Court (i) granted our motion for judgment as a matter of law that our Remote Power Patent is valid thereby overturning the HP Jury Verdict of invalidity and (ii) denied our motion for a new trial on infringement.  We have appealed the District Court's denial of our motion for a new trial on infringement to the U.S. Court of Appeals for the Federal Circuit.  In addition, certain patents within our Cox Patent Portfolio are currently being challenged in patent infringement litigation pending in the courts (see "Legal Proceedings" at pages 29-30 of this Annual Report).  With respect to our patent litigation against Facebook involving certain of our Mirror Worlds patents, on August 11, 2018, the Court granted Facebook's motion for summary judgment on non-infringement and dismissed the case.  We have appealed the decision to the U.S. Court of Appeals for the Federal Circuit (see Legal Proceedings at page 28 hereof).  The uncertainty of the outcome of litigation create risk that our efforts to protect our intellectual property assets may not be successful.  If we are not successful in protecting our patents, particularly our Remote Power Patent, such an event may have a material adverse effect on our business, results of operations and cash-flow.

We have been dependent upon our Remote Power Patent for a significant portion of our revenue and profit and the patent expires in March 2020.

Our Remote Power Patent has generated licensing revenue of approximately $144,000,000 from May 2007 through December 31, 2018.  Revenue for the year ended December 31, 2018 and December 31, 2017 from royalty bearing license agreements for our Remote Power Patent constituted $15,785,000 (71% of our revenue) and $16,451,000 (100% of our revenue), respectively.  If we are not successful on appeal in over-turning the District Court order of non-infringement in our HP trial, and the order is upheld on appeal to the Federal Circuit, certain of our licensees will no longer be obligated to pay us ongoing royalties including Cisco, our largest licensee, unless there is an arbitration ruling that the District Court order on non-infringement does not affect such licensees' obligation to continue to pay us royalties.  In such an event, our business, results of operations and cash-flow will continue to be materially adversely effected.  In addition, even if we are successful in overturning the District Court order on non-infringement, licensees of our Remote Power Patent will have no further obligation to pay us royalties after the Remote Power Patent expires in March 2020.  Accordingly, if we are unable to enter into royalty bearing license agreements by March 2020 with respect to our other patents, we will not receive any recurring royalty revenue and will be entirely dependent upon successful outcomes of litigation involving our other patents for our revenue.

Since the HP Verdict in November 2017, we have not received licensing revenue from Cisco and may not receive any such revenue in the future.

Cisco accounted for 43% and 17% of our licensing revenue for the years ended December 31, 2017 and December 31, 2016, respectively. In addition, Cisco accounted for 53% and 76% of our recurring revenue from royalty bearing license agreements for the years ended December 31, 2017 and December 31, 2016, respectively.  We received no licensing revenue from Cisco for the year ended December 31, 2018.  The Settlement and License Agreement, dated May 25, 2011, with Cisco (the "Agreement") requires Cisco to pay us royalties on a quarterly basis (which began in the first quarter of 2011) based on its sale of PoE products in the United States, up to the maximum royalties per year of $9 million for the remaining term of our Remote Power Patent (March 2020). The royalty payments are subject to certain conditions including that there is no "Adverse Ruling" involving our Remote Power Patent as defined in the Agreement.  Cisco notified us in January 2018 that, in its view, no further royalty payments are due to us under the Agreement because the HP Jury Verdict constituted an "Adverse Ruling" under the Agreement.  We disagree with Cisco that either the HP Jury Verdict or the District Court order of non-infringement constituted an Adverse Ruling under the Agreement and relieved Cisco of its obligation to pay us royalties because, among other reasons, the jury verdict finding of non-infringement and the District Court order on non-infringement in our view do not apply to Cisco products. However, our position that the HP Jury Verdict and District Court order is not an "Adverse Ruling" entitling Cisco to stop paying us royalties may not prevail.  If the District Court order of non-infringement is upheld on appeal to the U.S. Court of Appeals for the Federal Circuit, we will likely continue not to receive royalties from Cisco unless we obtain an arbitration ruling that the District Court order does not affect the obligation of Cisco to pay us royalties under its license agreement. Cisco's non-payment of royalties to us has had, and will continue to have, a material adverse effect on our business, results of operations and cash-flow.

We may lose our entire investment in ILiAD Biotechnologies

In December 2018, we agreed to make an investment of $5,000,000 in ILiAD Biotechnologies, LLC, a privately held development stage biotechnology company, dedicated to the prevention and treatment of human disease caused by Bordetella pertussis.  The $5,000,000 investment is made in two tranches, $2,500,000 was invested at the closing in December 2018 and $2,500,000 is subject to ILiAD obtaining an "allowed to proceed" notification from the FDA prior to December 31, 2019.  As an early stage biotechnology investment, our investment involves a high degree of risk including the potential loss of our entire investment.

Cash dividends may not be continued to be paid.

On December 8, 2016, our Board of Directors approved the initiation of a dividend policy which provides for the payment (anticipated in March and September of each year) of a semi-annual cash dividend of $0.05 per common share ($0.10 per common share annually) which we anticipate paying through March 2020 (the life of our Remote Power Patent), provided that we continue to receive royalties from licensees of our Remote Power Patent. In 2017 and 2018 we paid semi-annual cash dividends aggregating $0.10 per common share consistent with our dividend policy.  In addition, on February 11, 2019, our Board of Directors declared a semi-annual cash dividend of $0.05 per common share payable on March 25, 2019 to all common stockholders of record as of March 11, 2019. However, if we are unable to overturn the District Court order of non-infringement on appeal to the Federal Circuit with respect to the HP trial involving our Remote Power Patent, or there is not an arbitration ruling that the District Court order of non-infringement does not apply to certain of our licensees of our Remote Power Patent including Cisco, our largest licensee, our Board of Directors may choose to modify or discontinue the semi-annual cash dividends of $0.05 per common share.  Our dividend policy undergoes a periodic review by our Board of Directors and is subject to change at any time depending upon our earnings, financial requirements and other factors existing in the time.

We may not be able to capitalize in the future on our strategy to acquire high quality patents with significant licensing opportunities or enter into strategic relationships with third parties to license or otherwise monetize their intellectual  property.

Based upon the success we have achieved to date from licensing our Remote Power Patent (twenty-seven (27) license agreements which have generated approximately $144,000,000 of revenue), the revenue we have generated from our Mirror Worlds Patent Portfolio ($47,150,000) and establishing a patent portfolio currently consisting of sixty-five (65) patents, we believe we have the expertise and sufficient capital to compete in the intellectual property monetization market and to enter strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property. However, we may not be able to acquire additional intellectual property or, if acquired, we may not achieve material revenue or profit from such intellectual property. Acquisitions of patent assets are competitive, time consuming, complex and costly to consummate. Our strategy is to focus on acquiring high quality patent assets which management believes have the potential for significant licensing opportunities. These high quality patent opportunities are difficult to find and are often very competitive to acquire. In addition, such acquisitions present material risks. Even if we acquire additional patent assets, we may not be able to achieve significant licensing revenue or even generate sufficient revenue related to such patent assets to offset the acquisition costs and the legal fees and expenses which may be incurred to enforce, license or otherwise monetize such patents. In addition, we may not be able to enter into strategic relationships with third parties to license or otherwise monetize their intellectual property and, even if we consummate such strategic relationships, we may not achieve material revenue or profit from such relationships.

We may not be successful in enforcing or defending our Cox Patent Portfolio, generating additional revenue from our Mirror Worlds Patent Portfolio or generating revenue from our M2M/IoT Patent Portfolio.

We acquired our Cox Patent Portfolio in 2013, which currently consists of twenty-nine (29) patents.  We have not yet achieved any revenue from our Cox Patent Portfolio.  We are currently enforcing patents within our Cox Patent Portfolio against Google and YouTube, who are challenging these patents (see "Legal Proceedings" at pages 29-30 hereof).  With respect to our efforts to enforce our Mirror Worlds Patent Portfolio, we are currently appealing to the U.S. Court of Appeals for the Federal Circuit an order of the United States District Court for the Southern District of New York granting summary judgment on non-infringement dismissing the case against Facebook.  In addition, our recently acquired M2M/IoT Patent Portfolio is not currently being asserted and thus it is not anticipated that this portfolio will generate revenue for at least the next twelve months.  We may not have future success in enforcing or defending our Cox Patent Portfolio, Mirror Worlds Patent Portfolio or M2M/IoT Patent Portfolio, which would have a negative impact on our revenue and profits.

A limited number of our licensees for our Remote Power Patent account for a significant portion of our licensing revenue.

For the year ended December 31, 2018, two licensees constituted in the aggregate 66% of our licensing revenue, including Juniper Networks, Inc. (57%) and Polycom, Inc. (9%).  For the year ended December 31, 2017, three licensees constituted in the aggregate 67% of our licensing revenue including Cisco (43%), ALE USA Inc. (14%) and Avaya Inc. (10%).  It is anticipated that a few licensees will continue to constitute a significant portion of our revenue for the foreseeable future.

Legislation, regulations, court rulings and actions by the U.S. Patent and Trademark Office have materially increased the risk and cost of enforcement of patents and may continue to do so in the future.

Legislation, regulations, court rulings and actions by the U.S. Patent and Trademark Office have materially increased the risk and cost of enforcing patents. U.S. patent laws were amended by the Leahy-Smith America Invents Act, referred to as the America Invents Act, which became effective on March 16, 2013. The America Invents Act includes a number of significant changes to U.S. patent law. In general, it attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation and new administrative post-grant review procedures to challenge the patentability of issued patents outside of litigation, including Inter Partes Review (IPR) and Covered Business Method Review (CBM) proceedings which provide third parties a timely, cost effective alternative to district court litigation to challenge the validity of an issued patent. In addition, the America Invents Act changes the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought against individual parties allegedly infringing by their respective individual actions or activities.  The America Invents Act and its implementation has increased the uncertainties and costs surrounding the enforcement of patent rights, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our pending patent infringement litigations involving our Remote Power Patent, Cox Patent Portfolio and Mirror Worlds Patent Portfolio are time consuming and costly.

We have an appeal pending to the U.S. Court of Appeals for the Federal Circuit with respect to the District Court order of non-infringement in our trial against Hewlett-Packard involving our Remote Power Patent.  We have a pending consolidated litigation against Google and You Tube in the United States District Court for the Southern District of New York.  In addition, with respect to our litigation against Facebook involving certain patents within our Mirror Worlds Patent Portfolio, we have an appeal pending to the U.S. Court of Appeals for the Federal Circuit of an order of the United States District Court for the Southern District of New York granting summary judgment on non-infringement and dismissing the case (see "Legal Proceedings" at page 27 of this Annual Report).

While we have contingent legal fee arrangements, or a contingency plus a fixed cash amount arrangement, with our patent litigation counsel in each litigation, we are responsible for all or a portion of the expenses which are anticipated to be material.  In addition, the time and effort required of our management to effectively pursue these litigations is likely to be significant and it may adversely affect other business opportunities.

We face intense competition to acquire intellectual property and enter into strategic relationships.

With respect to our ability to acquire additional intellectual property or enter into strategic relationships with third parties to monetize their intellectual property, we face considerable competition from other companies, many of which have significantly greater financial and other resources than we have. The patent licensing and enforcement business has grown significantly over the past several years and there has been an increase in the number of companies seeking to acquire intellectual property rights from third parties. Companies including, among others, Acacia Research Corporation (NASDAQ:ACTG), Intellectual Ventures, WI-LAN, a subsidiary of Quarterhill Inc. (NASDAQ:QTRH), VirnetX Holdings Corp. (NYSE MKT:VHC), and RPX Corporation seek to acquire or partner with third parties to license or enforce intellectual property rights.  It is expected that others will enter this market as well.  Many of these competitors have significantly more financial and human resources than us.

We may also compete with strategic corporate buyers, litigation funding firms such as Burford Capital Limited, Validity Finance, LLC, Fortress Investment Group, LLC, Parabellum Capital LLC and Bentham Capital LLC, venture capital firms and hedge funds for intellectual property acquisitions and licensing opportunities. Many of these competitors have greater financial resources and human resources than us.

Our quarterly and annual operating and financial results and our revenue are difficult to predict and are likely to fluctuate significantly in future periods.

Our quarterly and annual operating and financial results are difficult to predict and may fluctuate significantly from period to period.  Our revenue and net income was $22,106,000 and $7,706,000, respectively, for the year ended December 31, 2018 as compared to $16,451,000 and $4,133,000, respectively, for the year ended December 31, 2017. Our revenue and net income was $65,088,000 and $23,223,000, respectively, for the year ended December 31, 2016 and $16,565,000 and $4,107,000 for the year ended December 31, 2015.  Accordingly, our revenue, net income and results of operations may fluctuate as a result of a variety of factors that are outside our control including, but not limited to, our ability to overturn on appeal the District Court order of non-infringement in our HP trial, our ability and timing in consummating future license agreements for our intellectual property  assets, the  timing and extent of  payments  received by  us from licensees, the timing and our ability to achieve successful outcomes from current and future patent litigation, whether we will achieve a return on our investment in ILiAD Biotechnologies and the timing of any such distributions, and the timing and our ability to achieve revenue from future strategic relationships.

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

Significant judgment is required in determining our provision for income taxes.  In the course of our business, there may be transactions and calculations where the ultimate tax determination is uncertain.  For example, compliance with the 2017 United States Tax Cuts and Jobs Act ("TCJA") may require the collection of information not regularly produced by us, the use of estimates in our consolidated financial statements, and the exercise of significant judgment in accounting for certain provisions.  As regulations and guidance evolve with respect to TCJA, and as we gather more information and perform more analysis, our results may differ from previous estimates and may materially affect our financial position.

Risk of tax audits and changes in tax laws.

We may be audited by tax authorities in different jurisdictions.  In August 2018, we were notified by the IRS that we are being audited for 2016.  Economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes favorably more difficult.  Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation in the jurisdictions where we are subject to taxation could be materially different from our historical income tax provisions and accruals.  The results of an audit or litigation could have a material effect on our consolidated financial statements in the periods in which that determination is made.

In addition, changes in U.S. federal and state tax laws applicable to us and changes in taxing jurisdictions' administrative interpretations, decisions, policies, and positions may materially adversely impact our tax expense and cash flows.

In the future we could be classified as a Personal Holding Company resulting in a 20% tax on our PHC Income that we do not distribute to our shareholders.

The personal holding company ("PHC") rules under the Internal Revenue Code impose a 20% tax on a PHC's undistributed personal holding company income ("PHC Income" which means, in general, taxable income subject to certain adjustments). For a corporation to be classified as a PHC, it must satisfy two tests that (i) more than 50% in value of its outstanding shares must be owned directly or indirectly by 5 or fewer individuals at anytime during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the "Ownership Test") and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the "Income Test"). During the second half of 2018 (as well as prior years), we did not meet the Ownership Test.  Due to the significant number of shares held by our largest shareholders, we continually assess our share ownership to determine whether it meets the Ownership Test.  If the Ownership Test were met and the income generated by us were determined to constitute "royalties" within the meaning of the Income Test, we would constitute a PHC and we would be subject to a 20% tax on the amount of any PHC Income that we do not distribute to our shareholders.

Dependence upon CEO and Chairman

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

As a public company, our management must devote substantial time, attention and financial resources to comply with U.S. securities laws. This may have a material adverse effect on management's ability to effectively and efficiently pursue its business. In addition, our disclosure obligations under U.S. securities laws require us to disclose information publicly that will be available to litigation opponents.  We may, from time to time, be required to disclose information that may have a material adverse effect on our litigation strategies. This information may enable our litigation opponents to develop effective litigation strategies that are contrary to our interests.

Risks Related to Our Common Stock

Investors may have limited influence on stockholder decisions because ownership of our common stock is concentrated.

As of March 15, 2019, our executive officers and directors beneficially owned 31.5% of our outstanding common stock. As a result, these stockholders may be able to exercise substantial control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership will limit other stockholders' ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

As of March 15, 2019, there were outstanding options to purchase an aggregate of 1,600,000 shares of our common stock at exercise prices ranging from $0.83 to $2.34.  In addition, we have outstanding restricted stock units which if fully vested result in the issuance of an additional 493,750 shares of common stock.  To the extent that outstanding stock options are exercised and restricted stock units become vested, existing stockholder percentage ownership will be diluted and any sales in the public market of the common stock underlying such stock options or restricted stock units may adversely affect prevailing market prices for our common stock.

We may seek to raise additional funds, finance intellectual property acquisitions or develop strategic relationships by issuing capital stock that would dilute your ownership.

We may elect to raise financing by issuing equity securities, which, if conducted in the future, would materially reduce the percentage ownership of our existing stockholders. We may also issue common stock as consideration for intellectual property acquisitions or other acquisitions.  Furthermore, any newly issued securities could have rights, preferences and privileges senior to those of our existing common stock. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our stock to decline. We may also raise additional funds through the incurrence of debt or the issuance or sale of other securities or instruments senior to our common shares. The holders of any debt securities or instruments we may issue could have rights superior to the rights of our common stockholders.

Future sales of shares of our common stock may cause the prevailing market price of our shares to decline and could harm our ability to raise additional capital.

We have previously issued a substantial number of shares of restricted common stock, which are eligible for resale under Rule 144 of the Securities Act of 1933, and may become freely tradable. We have also registered a substantial number of shares including shares that are issuable upon the exercise of stock options and pursuant to vested restricted stock units. In addition, if holders of stock options choose to exercise their purchase rights or restricted stock units vest, and such parties sell shares of common stock in the public market or if holders of currently restricted common stock or registered common stock sell such shares in the public market, or attempt to publicly sell such shares in a short time period, the prevailing market price for our common stock may decline. Such decline in the price of our common stock may also adversely affect our ability to raise additional capital.

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

The market price of our common stock may be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	our ability to overturn on appeal to the Federal Circuit the District Court order of non-infringement related to the HP Jury Verdict;
•	the outcome of our other legal proceedings;
•	our ability to receive future material revenue from licensees of our Remote Power Patent;
•	our ability to license and monetize our Cox Patent Portfolio;
•
our ability to overturn on appeal to the Federal Circuit the District Court order granting summary judgment and dismissing our litigation against Facebook involving certain of our Mirror Worlds patents;

•	our ability to further license and monetize our Mirror Worlds Patent Portfolio;
•	our ability to further develop, license and monetize our M2M/IoT Patent Portfolio;
•	our ability to acquire additional intellectual property;
•	our ability to continue to achieve material revenue and profits;
•	our ability to enter into strategic relationships with third parties to license or otherwise monetize their intellectual property;
•	our ability to achieve a return on our investment in ILiAD Biotechnologies, LLC;
•	variations in our quarterly and annual operating results;
•	our ability to raise capital if needed;
•	sales of our common stock;
•	technology changes;
•	legislative, regulatory and competitive developments; and
•	economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also have a material and adverse effect on the market price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

We currently lease office space in New York City at a base rent of $3,900 per month under a lease which expires on May 31, 2020.  Effective August 1, 2015, we entered into a four-year lease expiring September 30, 2019 for offices in New Canaan, Connecticut at a base rent of $7,750 per month (inclusive of utilities) for the first year (increasing $100 per month each year) which is subject to annual adjustments to reflect increases in real estate taxes and operating expenses.

ITEM 3.  LEGAL PROCEEDINGS

Remote Power Patent Litigation

In September 2011, we initiated patent litigation against sixteen (16) data networking equipment manufacturers (and affiliated entities) in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  Named as defendants in the lawsuit (excluding affiliated parties) were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inc., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transition Networks, Inc.  As of January 2018, we reached settlements with fifteen (15) of the sixteen (16) defendants, with Hewlett-Packard Company ("HP") being the sole remaining defendant.

On November 13, 2017, a jury empaneled in the United States District Court for the Eastern District of Texas, Tyler Division, found that certain claims of our Remote Power Patent were invalid and not infringed by HP.  On February 2, 2018, we moved to throw out the jury verdict and have the Court determine that certain claims of our Remote Power Patent are not obvious (invalid) as a matter of law by filing motions for judgment as a matter of law on validity and a new trial on validity and infringement.  On August 29, 2018, the District Court issued an order granting our motion for judgment as a matter of law that our Remote Power Patent is valid, thereby overturning the jury verdict of invalidity and denied our motion for a new trial on infringement.  On August 30, 2018, we appealed the District Court's denial of our motion for a new trial on infringement to the U.S. Court of Appeals for the Federal Circuit.  On September 13, 2018, HP filed a cross-appeal of the District Court's order that the Remote Power Patent is valid as a matter of law.  No hearing on the appeal has been set.  If we are unable to reverse the District Court order of non-infringement on appeal, or there is an arbitration ruling that the District Court order relieves the obligation of certain of our licensees including Cisco, our largest licensee, to continue to pay us royalties and the District Court order is not subsequently reversed on appeal, our business, results of operations and cash-flow will continue to be materially adversely effected.

On November 1, 2017, defendant Juniper Networks, Inc. ("Juniper") agreed to settle its litigation with us for $13,250,000 for a fully-paid license to our Remote Power Patent.  On December 8, 2017, we were advised by Juniper that it would not make the settlement payment to us as a result of the HP Jury Verdict and that there was no binding settlement agreement.  On January 16, 2018, we revised and closed our settlement with defendant Juniper.  We agreed to revise the settlement to avoid the possibility of protracted litigation regarding enforcing the settlement.  Under the terms of the revised settlement, Juniper paid us $12,700,000 and received a fully-paid license to our Remote Power Patent (and certain other patents owned by us) for its full term, which applies to its sales of PoE products.

On October 16, 2017, the U.S. Bankruptcy Court of the Southern District of New York approved our settlement with defendant Avaya, Inc. ("Avaya").  As part of the settlement, Avaya, which on January 19, 2017 had filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, entered into a non-exclusive license agreement for the full term of our Remote Power Patent.  Under the terms of the license, Avaya paid a lump sum amount for sales of certain designated PoE products and agreed to pay ongoing royalties for other designated PoE products.  In addition, Avaya agreed we shall have an allowed general unsecured claim in the amount of $37,500,000, as amended, relating to all acts occurring on or before January 19, 2017 ("Allowed Claim").

Under the Debtors' Second Amended Joint Chapter 11 Plan of Reorganization of Avaya Inc. and its Debtor Affiliates, which was approved by the Bankruptcy Court on November 28, 2017 and became effective on December 15, 2017, the Debtors estimated that the total amount of general unsecured claims that will ultimately be allowed will total approximately $305,000,000 which, based on the treatment of general unsecured creditors therein, would result in estimated recoveries for the holders of general unsecured claims of approximately 18.9% of their Allowed Claim.  On January 9, 2018, we sold our Allowed Claim to a third party for $6,320,000.

In October 2016, we entered a settlement agreement with Polycom, Inc. ("Polycom").  Under the terms of the settlement, Polycom entered into a non-exclusive license for our Remote Power Patent for its full term and is obligated to pay us a license initiation fee of $5,000,000 for past sales of its PoE products and ongoing royalties based on its sales of PoE products.  $2,000,000 of the license initiation fee was paid within 30 days and the balance is payable in three annual installments of $1,000,000 beginning in October 2017. Payments due in October 2018 and October 2019 need not be paid by Polycom if all asserted claims of our Remote Power Patent have been found invalid.  Since the District Court in August 2018 granted our motion for judgment as a matter of law that our Remote Power Patent is valid thereby overturning the HP Jury Verdict of invalidity, Polycom became obligated to make the aforementioned remaining aggregate payments of $2,000,000 to us (of which $1,000,000 was paid in November 2018).

Dell Litigation

On November 13, 2018, we filed a lawsuit against Dell, Inc. in the District Court, 241st Judicial District, Smith County, Texas, for breach of a settlement and license agreement, dated August 15, 2016, with us as a result of Dell's failure to make royalty payments, and provide corresponding royalty reports, to us based on sales of Dell's PoE products.  We believe Dell is obligated to pay us all prior unpaid royalties that accrued prior to and after the date of the HP Jury Verdict (November 2017) as well as future royalties through the expiration of the Remote Power Patent in March 2020.  On December 7, 2018, Dell filed its Answer and Counterclaim. Dell denied the claim asserted by us and asserted a counterclaim in excess of $1,000,000.  On January 28, 2019, Dell brought a motion to stay the case as a result of our pending appeal of the District Court order overturning the HP Jury Verdict on non-infringement to the U.S. Court of Appeals for the Federal Circuit and HP's appeal of the District Court's order that the Remote Power Patent is valid as a matter of law.  A hearing on Dell's motion to stay is scheduled for April 18, 2019.

Mirror Worlds Patent Portfolio Litigation

Pending Facebook Litigation

On May 9, 2017, Mirror Worlds Technologies, LLC, our wholly-owned subsidiary, initiated litigation against Facebook, Inc. ("Facebook") in the United States District Court for the Southern District of New York, for infringement of U.S. Patent No. 6,006,227, U.S. Patent No. 7,865,538 and U.S. Patent No. 8,255,439 (among the patents within our Mirror Worlds Patent Portfolio).  The lawsuit alleged that the asserted patents are infringed by Facebook's core technologies that enable Facebook's Newsfeed and Timeline features.  The lawsuit further alleged that Facebook's unauthorized use of the stream based solutions of our asserted patents has helped Facebook become the most popular social networking site in the world.  We sought, among other things, monetary damages based upon reasonable royalties.  On May 7, 2018, Facebook filed a motion for summary judgment on non-infringement.  On August 11, 2018, the Court issued an order granting Facebook's motion for summary judgment of non-infringement and dismissed the case.  On August 17, 2018, we filed a Notice of Appeal to appeal the summary judgment decision to the U.S. Court of Appeals for the Federal Circuit.  No hearing on the appeal has been set.

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

On December 3, 2014, we initiated a second litigation against Google and YouTube in the United States District Court for the Southern District of New York for infringement of our then newly issued patent (part of the Cox Patent Portfolio) relating to the identification and tagging of media content (U.S. Patent No. 8,904,464).  The lawsuit alleges that Google and YouTube have infringed and continue to infringe the asserted patent by making, using, selling and offering to sell unlicensed systems and products and services related thereto, which include YouTube's Content ID system.  In January 2015, the defendants filed an answer to our complaint and asserted defenses of non-infringement and invalidity.

The above referenced litigations that we commenced in the United States District Court for the Southern District of New York in April 2014 and December 2014 against Google and YouTube were subject to a court ordered stays which were in effect from July 2, 2015 until January 2, 2019 as a result of proceedings at the Patent Trial and Appeal Board (PTAB) and the appeals of PTAB Final Written Decisions to the U.S. District Court of Appeals for the Federal Circuit as described below.  Pursuant to a Joint Stipulation and Order Regarding Lifting of Stays, entered on January 2, 2019, the parties agreed, among other things, that the stays with respect to the litigations were lifted.  In addition, we agreed not to assert certain patent claims which were asserted in the litigation commenced in April 2014 (and which were the subject of the IPRs described below) and we were permitted to substitute new claims.  Google also agreed to terminate the pending IPR proceedings that were subject to remand by the U.S. Court of Appeals for the Federal Circuit as described below.  In January 2019, our two litigations against Google and YouTube were consolidated.  The Court has set a claim construction hearing for August 26, 2019 and discovery is to be completed by September 30, 2019.

In December 2014, Google filed four petitions to institute Inter Partes Review proceedings (the "IPRs") at the PTAB pertaining to certain patents within our Cox Patent Portfolio.  In each of the IPRs, Google sought to invalidate certain claims of our patents within our Cox Patent Portfolio which have been asserted in our litigations against Google and YouTube pending in the United States District Court for the Southern District of New York as described above.  On June 20, 2016, the PTAB issued its Final Written Decisions in the four pending IPRs finding eighty-six (86) claims "not unpatentable" (valid) and in total, one hundred nineteen (119) out of one hundred and twenty-nine (129) or 92% of the challenged claims of the patents survived.  None of our asserted claims in the pending litigations against Google and YouTube (as referenced above) were found invalid.  On March 26, 2018, the U.S. Court of Appeals for the Federal Circuit vacated certain rulings of the PTAB's Final Written Decisions in favor of us determining that the PTAB erred in its construction of a certain claim term and remanded the four cases to the PTAB for further proceedings to address the claims that contained the term that was erroneously construed.  The Federal Circuit left undisturbed the PTAB's findings that the remaining claims of the patents (that did not include this certain claim term) are not invalid.

On April 13, 2015, Google filed a Petition for Covered Business Method Review ("CBM") at the PTAB seeking to invalidate claims pertaining to our U.S. Patent No. 8,904,464, the patent asserted in our litigation against Google and YouTube filed on December 3, 2014 as referenced above.  On October 18, 2016, the PTAB issued its Final Written Decision in favor of us with respect to the CBM and ruled that Google had failed to show that any of the thirty-four (34) claims of our U.S. Patent 8,904,464 were unpatentable.  On January 23, 2018, the U.S. Court of Appeals for the Federal Circuit affirmed the Final Written Decision of the PTAB in favor of us relating to the CBM.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our common stock is listed for trading on the NYSE American exchange under the symbol "NTIP".  On March 25, 2019, the closing price for our common stock as reported on the NYSE American exchange was $2.53 per share. The number of record holders of our common stock was 41 as of March 25, 2019. In addition, we believe there are in excess of approximately 1,700 holders of our common stock in "street name" as of March 25, 2019.

Dividend Policy. On December 7, 2016, our Board of Directors approved the initiation of a dividend policy.  The dividend policy provides for the payment of a semi-annual cash dividend of $0.05 per common share ($0.10 per common share annually) which commenced in 2017 and is anticipated to be paid in March and September of each year.  It is anticipated that the semi-annual cash dividend will continue to be paid through March 2020 (the expiration of our Remote Power Patent) provided that we continue to receive royalties from licensees of our Remote Power Patent.

On February 9, 2018, our Board of Directors declared an initial semi-annual cash dividend of $0.05 per common share with a payment date of March 23, 2018 to all common stockholders of record as of March 9, 2018. On July 26, 2018, our Board of Directors declared a semi-annual cash dividend of $0.05 per share with a payment date of September 20, 2018 to all common stockholders of record as of September 4, 2018.

On February 11, 2019, our Board of Directors declared a semi-annual cash dividend of $.05 per share with a payment date of March 25, 2019 to all common stockholders of record as of March 11, 2019.  However, if we are unable to overturn the District Court order of non-infringement on appeal to the U.S. Court of Appeals for the Federal Circuit with respect to our trial with Hewlett-Packard involving our Remote Power Patent (see Note J[1] to our consolidated financial statements included in this Annual Report), or there is not an arbitration ruling that the District Court order of non-infringement does not apply to certain licensees of our Remote Power Patent, including Cisco, our Board of Directors may choose to modify or discontinue annual cash dividends of an aggregate of $0.10 per common share. Our dividend policy undergoes a periodic review by our Board of Directors and is subject to change at any time depending on our earnings, financial requirements and other factors existing at the time.

As of December 31, 2018, we accrued dividends of $76,000 for unvested restricted stock units with dividend equivalent rights.

Recent Issuances of Unregistered Securities.  There were no unregistered sales of equity securities during the quarter ended December 31, 2018.

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

During the months of October, November and December 2018, we repurchased common stock pursuant to our Share Repurchase Program as indicated below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares) that May Yet Be Purchased Under the Plans or Programs
October 1, 2018 to October 31, 2018	—	—	—	$ 1,394,532
November 1, 2018 to November 30, 2018	9,594	$2.56	9,594	$ 1,369,935
December 1, 2018 to December 31, 2018	20,900	$2.30	20,900	$ 1,321,767
Total	30,494	$2.39	30,494	—

During the year ended December 31, 2018, we repurchased an aggregate of   578,845 shares of our common stock pursuant to our Share Repurchase Program at a cost of approximately $1,597,000 (exclusive of commissions) or an average price per share of $2.76.

Since inception of our Share Repurchase Program (August 2011) to date, we have repurchased an aggregate of 8,154,398 shares of our common stock at a cost of approximately $15,142,000 (exclusive of commissions) or an average per share price of $1.86.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2018.

	(a) Number of securities to be issued upon exercise of outstanding options and rights		Weighted- average exercise price of outstanding options and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)(a)

Equity compensation plans approved by security holders	890,000	(1)	$1.84	(3)	1,267,197
Equity compensation plans not approved by security holders	1,250,000	(2)	$0.97		—
Total	2,140,000		$1.18	(3)	1,267,197
_______________________
(1) Includes 385,000 shares of our common stock issuable upon exercise of outstanding stock options and 505,000 shares issuable upon vesting of outstanding restricted stock units.
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

Our 2013 Stock Incentive Plan ("2013 Plan") provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock, (d) stock appreciation rights, and (e) other stock-based awards including restricted stock units.  Awards under the 2013 Plan may be granted singly, in combination, or in tandem.  Subject to standard anti-dilution adjustments as provided in the 2013 Plan, the 2013 Plan provides for an aggregate of 2,600,000 shares of our common stock to be available for distribution pursuant to the 2013 Plan.  The Compensation Committee (or the Board of Directors) will generally have the authority to administer the 2013 Plan, determine participants who will be granted awards under the 2013 Plan, the size and types of awards, the terms and conditions of awards and the form and content of the award agreements representing awards.  Awards under the 2013 Plan may be granted to our employees, directors and consultants.  As of December 31, 2018, there were options to purchase an aggregate of 385,000 shares of common stock outstanding and 505,000 shares issuable upon vesting of outstanding restricted stock units granted under the 2013 Plan, and a balance of 1,267,197 shares of common stock are reserved for issuance under the 2013 Plan.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Our principal business is the development, licensing and protection of our intellectual property assets.  We presently own sixty-five (65) patents including (i) our remote power patent ("Remote Power Patent") covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) our Mirror Worlds patent portfolio (the "Mirror Worlds Patent Portfolio") relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) our Cox patent portfolio (the "Cox Patent Portfolio") relating to enabling technology for identifying media content on the Internet and taking further action to be performed based on such identification; (iv) our M2M/IoT patent portfolio (the "M2M/IoT Patent Portfolio") relating to, among other things, enabling technology for authenticating and using embedded sim cards in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers; and (v) our QoS patents (the "QoS Patents") covering systems and methods for the transmission of audio, video and data in order to achieve high quality of service (QoS) over computer and telephony networks. In addition, we continually review opportunities to acquire or license additional intellectual property.

We have been actively engaged in the licensing of our Remote Power Patent (U.S. Patent No. 6,218,930).  We have entered into twenty-seven (27) license  agreements with respect to our Remote Power Patent  which, among others, include license agreements with Cisco, Dell Inc., Extreme Networks, Inc., Netgear, Inc., Microsemi Corporation, Motorola Solutions, Inc., NEC Corporation, Samsung Electronics Co., Ltd, Huawei Technologies Co., Ltd., ShoreTel, Inc., Juniper Networks, Inc., Polycom, Inc. and Avaya, Inc.  We have also entered into license agreements with Apple Inc. and Microsoft Corporation with respect to our Mirror Worlds Patent Portfolio.  Our current strategy includes continuing our licensing efforts with respect to our intellectual property assets.  In addition, we continue to seek to acquire additional intellectual property assets to develop, commercialize, license or otherwise monetize.  Our strategy includes working with inventors and patent owners to assist in the development and monetization of their patented technologies. We may also enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.

Our patent acquisition and development strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as we have achieved with respect to our Remote Power Patent and Mirror Worlds Patent Portfolio.  Our Remote Power Patent has generated licensing revenue of approximately $144,000,000 from May 2007 through December 31, 2018.  Since our acquisition of Mirror Worlds Patent Portfolio in May 2013, we have received licensing and other revenue from the portfolio of $47,150,000 through December 31, 2018.

On November 13, 2017, the HP Jury Verdict was rendered which found that certain claims of our Remote Power Patent were invalid and not infringed by Hewlett-Packard.  On August 29, 2018, the District Court (i) granted our motion for judgment as a matter of law that our Remote Power Patent is valid, thereby overturning the HP Jury Verdict of invalidity and (ii) denied our motion for a new trial on infringement.  We have appealed the District Court's denial of our motion for a new trial on infringement to the U.S. Court of Appeals for the Federal Circuit (see Note J[1] to our consolidated financial statements included in this Annual Report).  The HP Jury Verdict had a material adverse effect on our business, results of operations and cash-flow for the year ended December 31, 2018 and will continue to do so for the life of our Remote Power Patent (March 2020) unless the District Court judgment of non-infringement is reversed on appeal.  We have been dependent upon our Remote Power Patent for a significant portion of our revenue.  As a result of the HP Jury Verdict, several of our largest licensees, including Cisco, our largest licensee, notified us in late November 2017 and January 2018 that they will no longer make ongoing royalty payments to us pursuant to their license agreements.  If we successfully overturn the District Court order of non-infringement in our appeal to the Federal Circuit, certain licensees of the Remote Power Patent, including Cisco, will be obligated to pay us ongoing royalties and all royalties that accrued but were not paid following (and prior to) the HP Jury Verdict in November 2017.  If we are unable to reverse the District Court order of non-infringement on appeal, or there is an arbitration ruling that certain of our licensees, including Cisco, are relieved of their obligations to pay royalties and the District Court order of non-infringement is not subsequently reversed on appeal, our business, results of operations and cash-flow will continue to be materially adversely effected (see Note [J1] and Note J[2] to our consolidated financial statements included in this Annual Report).

Consistent with our prior view, the District Court decision overturning the HP Jury Verdict on invalidity confirmed the following: (i) we believe that Dell, Inc. ("Dell") is obligated to pay to us all prior unpaid royalties, including those that accrued after the date of the HP Jury Verdict (November 13, 2017), as well as future royalties through the expiration of the Remote Power Patent in March 2020 and (ii) Polycom, Inc. has a continuing obligation to make ongoing licensing payments to us including $2,000,000 of installment license initiation fees ($1,000,000 of which was paid and recorded as revenue for the year ended December 31, 2018) (see Note J[1]  to our consolidated financial statements included in the Annual Report).  Dell has not made payment of such accrued royalties due us and on November 13, 2018 we commenced legal action against Dell (see Note J[5] to our consolidated financial statements included in this Annual Report).

We have been dependent upon our Remote Power Patent for a significant amount of our revenue.  Revenue for the year ended December 31, 2018 from license agreements for our Remote Power Patent was $15,785,000 (71% of our revenue) and such revenue was $16,451,000 (100% of our revenue) for the year ended December 31, 2017 and $22,588,000 for the year ended December 31, 2016.  In addition, we have been dependent on royalty bearing licenses for our Remote Power Patent for our recurring revenue (mostly payable quarterly).  As a result of certain of our largest licensees not paying us royalties pursuant to licenses for our Remote Power Patent following the HP Jury Verdict as described above, we only achieved revenue from royalty bearing licenses of $3,086,000 for the year ended December 31, 2018 as compared to royalty bearing revenue of $12,053,000 and $10,788,000 for the year ended December 31, 2017 and December 31, 2016, respectively.  Since significant revenue from our Remote Power Patent licensees (including Cisco) remains uncertain pending the outcome of the appeal to the Federal Circuit of the District Court order of non-infringement in our trial with HP, additional significant licensing revenue may be dependent upon the outcome of litigation involving our Cox Patent Portfolio, Mirror Worlds Patent Portfolio and our ability to monetize our M2M/IoT Patent Portfolio or new patents to be acquired in the future.  Our future revenue stream is uncertain.

At December 31, 2018, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $54,991,000 and working capital of $53,486,000.  Based on our current cash position, we believe that we will have sufficient cash to fund our operations for the foreseeable future.  Based on our cash position, we continually review opportunities to acquire additional intellectual property as well as evaluate other strategic opportunities.

In December 2018, we agreed to make an investment of up to $5.0 million ($2.5 million of which was invested at the December 2018 closing) in ILiAD Biotechnologies, LLC, a development stage biotechnology company with an exclusive license to thirty-six (36) patents (an additional thirty-one (31) patents are pending around the world) (see "Business-Investment in ILiAD Biotechnologies" at pages 14-15 of this Annual Report).

On December 8, 2016, our Board of Directors approved the initiation of a dividend policy.  The policy provides for the payment of regular semi-annual cash dividends of $0.05 per common share ($0.10 per common share annually) which are anticipated to be paid in March and September of each year.  It is anticipated that the semi-annual cash dividend will continue to be paid through March 2020 (expiration of our Remote Power Patent) provided that we continue to receive royalties from licensees of our Remote Power Patent.  During 2017 and 2018 semi-annual cash dividends of $0.05 per share were paid in March and September in accordance with our dividend policy.  On February 11, 2019, our Board of Directors declared a semi-annual cash dividend of $0.05 per common share with a payment date of March 25, 2019 to all shareholders of record on March 11, 2019.  However, if we are unable to overturn the HP Jury Verdict finding of non-infringement in the District Court or there is not an arbitration ruling that the HP Jury Verdict finding of non-infringement does not apply to certain of our licensees of our Remote Power Patent, our Board of Directors may choose to modify or discontinue regular semi-annual cash dividends of $0.05 per common share.

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

Royalty Bearing Licenses

Our Royalty Bearing Licenses for our Remote Power Patent obligate licensees to pay us ongoing royalties primarily on a quarterly basis for the life of our Remote Power Patent (March 2020), subject to certain conditions including the validity of certain claims of our Remote Power Patent or a finding that a third party's PoE products are found not to infringe our Remote Power Patent and such finding applies to our particular licensee's licensed products.  At December 31, 2018, we had Royalty Bearing Licenses with seventeen (17) licensees as compared to sixteen (16) such licensees at December 31, 2017.

Pending Litigation

We currently have pending patent infringement litigations involving our Remote Power Patent and certain patents within our Cox Patent Portfolio and Mirror Worlds Patent Portfolio (see "Legal Proceedings" at pages 27-30 hereof).

In September 2011, we initiated patent litigation against sixteen (16) data equipment manufacturers in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  We settled the litigation against fifteen (15) of the sixteen (16) defendants.  The remaining defendant in the litigation is Hewlett-Packard Company.  On November 13, 2017, a jury determined that certain claims of our Remote Patent are invalid and not infringed by Hewlett-Packard.  On August 29, 2018, the District Court granted our motion for judgment as a matter of law that our Remote Power Patent is valid, thereby overturning the HP Jury Verdict on validity.  In addition, the District Court denied our motion for a new trial on non-infringement.  We have appealed the District Court's denial of our motion for a new trial on infringement to the U.S. Court of Appeals for the Federal Circuit (see "Legal Proceedings" at page 27 hereof).

In April 2014 and December 2014, we initiated patent infringement litigation against Google Inc. and YouTube, LLC in the United States District Court for the Southern District of New York for infringement of several patents within our Cox Patent Portfolio (see "Legal Proceedings" at pages 29-30 of this Annual Report).

In May 2017, we initiated patent infringement litigation against Facebook, Inc. ("Facebook") in the United States District Court for the Southern District of New York, for infringement of our U.S. Patent No. 6,006,227, U.S. Patent No. 7,865,538 and U.S. Patent No. 8,225,439 (among the patents we acquired as part of our acquisition of our Mirror Worlds Patent Portfolio).  In August 2018, the Court granted Facebook's motion for summary judgment of non-infringement and dismissed the case.  We have appealed the decision to the U.S. Court of Appeals for the Federal Circuit (see "Legal Proceedings" at page 28 hereof).

Settlements and Related Matters in the Periods

During the year ended December 31, 2018, we had revenue of $12,700,000 from a Fully-Paid License with Juniper Systems, Inc. from a litigation settlement and $6,320,000 from the sale of our Avaya unsecured claim (see "Legal Proceedings" at pages 27-28 hereof).  In addition, during the year ended December 31, 2018, as a result of District Court order granting our motion that our Remote Power Patent is valid, Polycom became obligated to make $2,000,000 of installment payments to us ($1,000,000 of which was received by us in November 2018) pursuant to a settlement agreement reached in October 2016.  During the year ended December 31, 2017 we had revenue of approximately $4,398,000 from Fully Paid Licenses and license initiation fees related to patent litigation settlements.

RESULTS OF OPERATIONS

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenue.  We had revenue of $22,106,000 for the year ended December 31, 2018 ("2018") as compared to revenue of $16,451,000 for the year ended December 31, 2017 ("2017").  The increase in revenue of $5,655,000 or 34% for 2018 was primarily due to revenue from our Fully-Paid License with Juniper Networks, Inc. of $12,700,000 related to a litigation settlement and $6,320,000 of revenue from sale of our Avaya unsecured claim (see Note J[1] to our consolidated financial statements included in this Annual Report).  Excluding revenue from our Fully-Paid Licenses, revenue from our Royalty Bearing Licenses decreased by $8,967,000 from $12,053,000 for 2017 to $3,086,000 for 2018.  Such decrease in revenue from Royalty Bearing Licenses was due primarily to several of our largest licensees ceasing to make royalty payments to us as a result of the HP Jury Verdict (see Note J[1] and J[2] to our consolidated financial statements included in this Annual Report).

Operating Expenses.  Operating expenses for 2018 were $12,939,000 as compared to $10,437,000 for 2017.  The increase in operating expenses of $2,502,000 or 24% was primarily due to increased costs of revenue of $3,102,000 for 2018 primarily related to our Fully-Paid License with Juniper and the sale of our unsecured Avaya claim.  We had costs of revenue of $8,072,000 and $4,970,000 for 2018 and 2017, respectively.  Included in the costs of revenue for 2018 were contingent legal fees and expenses of $6,966,000 and $1,106,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note I to our consolidated financial statements included in this Annual Report).  Included in the costs of revenue for 2017 were contingent legal fees and expenses of $4,146,000 and $823,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.

General and administrative expenses were $2,255,000 for 2018 and 2017.  Amortization of patents was $290,000 for 2018 as compared to $206,000 for 2017.  Stock-based compensation expense related to the issuance of restricted stock units was $687,000 for 2018 as compared to $949,000 for the 2017 for the issuance of restricted stock units and the vesting of stock options.  Professional fees and related costs were $1,635,000 for 2018 as compared to $2,057,000 for 2017 primarily as a result of decreased legal fees and costs related to our pending patent litigations.

Interest Income.  Interest income for 2018 was $876,000 as compared to interest income of $215,000 for 2017 primarily as a result of interest earned on additional investments of $15,796,000 in short-term marketable securities.

Operating Income. We had operating income of $9,167,000 for 2018 compared with operating income of $6,014,000 for 2017.  The increased operating income of $3,153,000 or 52% for 2018 was due to operating income associated with increased revenue of $5,655,000 primarily from our Fully-Paid License with Juniper and the sale of our Avaya unsecured claim for 2018, less related costs.

Current Taxes.  Federal, state and local income taxes of $2,308,000 and $2,057,000 were recorded for 2018 and 2017, respectively.  The increase in such taxes of $251,000 for 2018 was primarily due to increased taxable income of $3,785,000 or 61% for 2018 offset by a 14% reduction in the federal corporate tax rate related to the 2017 Tax Cuts and Job Act.  In addition, deferred tax expense for 2018 was reduced $39,000 to -0-.

Net Income.  As a result of the foregoing, we realized net income of $7,706,000 or $0.32 per share (basic) and $0.30 per share (diluted) for 2018 compared with net income of $4,133,000 or $0.17 per share (basic) and $0.16 per share (diluted) for 2017.  The increase in net income of $3,573,000 or 86% for 2018 was primarily due to income associated with increased revenue of $5,655,000 from our Fully-Paid License with Juniper of $12,700,000 and from the sale of our Avaya claim of $6,320,000, less related costs, and a 14% reduction in the federal corporate tax rate related to the 2017 Tax Cuts and Job Act.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from revenue from licensing our patents.  At December 31, 2018, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $54,991,000 and working capital of $53,486,000.  Based on our current cash position, we believe that we will have sufficient cash to fund our operations for the foreseeable future.

At December 31, 2018, we had royalty receivables of $444,000 due from our Royalty Bearing Licenses, which are typically paid within sixty days.

Working capital increased by $1,430,000 to $53,486,000 at December 31, 2018 as compared to working capital of $52,056,000 at December 31, 2017. The increase in working capital for 2018 was primarily due to increased net income of $3,573,000 offset by our equity investment in ILiAD Biotechnologies and related expenses of $2,541,000.

Net cash provided by operating activities for 2018 increased by $1,319,000 to $8,093,000 for 2018 as compared to $6,774,000 for 2017.  The increase in net cash provided by operating activities for 2018 compared with 2017 was primarily due to an increase in net income of $3,573,000 offset by a decrease in royalty receivables of $2,173,000.

Net cash used in investing activities during 2018 included $25,546,000 of investments in marketable securities, $2,541,000 investment in ILiAD Biotechnologies and $110,000 for development of our patent portfolio.

Net cash used in financing activities for 2018 and 2017 was $(4,567,000) and $(3,447,000), respectively.  The change of $(1,120,000) primarily resulted from reduced proceeds of $1,095,000 from the exercise of options and warrants and reduced repurchases of our common stock of $488,000 offset by an increase in shares delivered to fund withholding taxes of $489,000.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition, results of operations, and cash flows are based on our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of financial statements included in this Annual Report on Form 10-K requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of our consolidated financial statements include revenue recognition, patents, stock-based compensation, income taxes, valuation of patents and equity method investments, including the evaluation of the Company's basis difference. Actual results could be materially different from those estimates, upon which the carrying values were based. See also Note B to our consolidated financial statements included in this Annual Report.

Accounting Standards Adopted In The Period

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 505).  ASU No. 2014-09 provides for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance.  We adopted ASU 2014-09 on January 1, 2018 using the modified retrospective approach.

On January 1, 2018, the Company adopted ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). Under ASU 2016-01, the Company's equity investments, other than those accounted for under the equity method of accounting or those that result in the consolidation of the investee, are measured at fair value with changes in the fair value recognized through net income. The adoption of this standard is reflected in the Company's consolidated financial statements (see Note B[4] to our consolidated financial statements included in this Annual Report).

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on our consolidated financial position, statements of operations and cash flows.

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

(b)   Internal Control Over Financial Reporting

(i)   Management's Annual Report on Internal Control over Financial Reporting

Our management is also responsible for establishing and maintaining adequate "internal control over financial reporting" of the company, as defined in Rule 13a-15(f) of the Exchange Act.  Internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of the end of the period covered by this report.

(ii)   Attestation Report of Registered Public Accounting Firm

We are a "smaller reporting company" as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended, and as such, are not required to provide the information contained in this sub-section pursuant to Item 308(b) of Regulation S-K.  Accordingly, this Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

(iii)   Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information about the number of shares of our common stock beneficially owned by each executive officer and director appears in this Annual Report under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" beginning on page 51 hereof. There are no family relationships among any of our directors and executive officers.
NAME	AGE	POSITION
Corey M. Horowitz	64	Chairman, Chief Executive Officer and Chairman of the Board of Directors
David C. Kahn	67	Chief Financial Officer, Secretary and a Director
Jonathan Greene	57	Executive Vice President
Emanuel Pearlman	59	Director
Niv Harizman	54	Director
Allison Hoffman	48	Director

Corey M. Horowitz has been our Chairman and Chief Executive Officer since December 2003.  Mr. Horowitz has also served as Chairman of our Board of Directors since January 1996 and has been a member of our Board of Directors since April 1994.  In December 2018, Mr. Horowitz became a member of the Board of Managers of ILiAD Biotechnologies, LLC, a privately held biotechnology company, in connection with our investment in the company (see "Business-Investment in ILiAD Biotechnologies" of this Annual Report). We believe Mr. Horowitz's qualifications to serve on our Board of Directors include his significant experience and expertise as an executive in the intellectual property field, his understanding of our intellectual property and the patent acquisition, licensing and enforcement business combined with his private equity and corporate transactional experience.

David C. Kahn, CPA, has been our Chief Financial Officer since January 2004 and our Secretary since August 2012.  Mr. Kahn was elected to our Board in April 2012.  Since December 1989, Mr. Kahn has provided accounting and tax services on a consulting basis to private and public companies.  From August 2000 until August 2012, Mr. Kahn served as a full-time faculty member of Yeshiva University in New York.  We believe Mr. Kahn's qualifications to serve on our Board include his background and expertise in accounting and tax matters.

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

Emanuel R. Pearlman has been a member of our board of directors since January 2012, where he serves as Chairman of our Audit Committee and a member of our Nominating and Corporate Governance Committee.  Mr. Pearlman currently serves as the Executive Chairman of Empire Resorts, Inc. (NASDAQ: NYNY), where he has served as a director since May 2010 and previously served as Non-Executive Chairman of the Board from September 2010 through May 2016.  He is also the Chairman and Chief Executive Officer of Liberation Investment Group, LLC, a New York based investment management and financial consulting firm, which he founded in January 2003. Mr. Pearlman has been a member of the Board of directors of CEVA Logistics, AG (SIX:CIVA) since May 2018 and serves on its Audit and Nomination and Governance Committees.  From June 2013 through May 2018, he served on the board of directors of CEVA Holdings, LLC.  From November 2018 until February 2019, Mr. Pearlman served on the Board of Managers and as President of each of SRC O.P. LLC, SRC Facilities LLC and SRC Real Estate (TX) LLC, which are special purpose bankruptcy remote limited liability companies with ownership of approximately 100 real estate properties of Sears.  From May 2017 through September 2017, Mr. Pearlman served on the board of directors of ClubCorp Holdings, Inc. (NYSE:MYCC), where he served on the Strategic Review Committee.  From 2009-2014, Mr. Pearlman served as the sole independent director of the Fontainebleau Miami JV LLC, which currently owns and operates the Fontainebleau Hotel in Miami Beach.  Mr. Pearlman also served as a member of the board of directors of Dune Energy (OTCBB: DUNR.OB) from January 2012 to January 2013 and Jameson Inns, Inc. from January 2012 to December 2012.  In addition, he served as a director of Multimedia Games, Inc., (NASDAQ-GS:MGAM) from October 2006 to March 2010.  We believe Mr. Pearlman's qualifications to serve on our Board include his significant investment and financial experience and expertise combined with his Board experience.

Niv Harizman has been a director of our company since December 2012.  Mr. Harizman is a Managing Member of Tyto Capital Partners LLC, a private investment firm specializing in debt and equity investments in middle market companies and special situations, a position he has held since August 2010.  Since March 2010, Mr. Harizman has also been the Managing Member of NHK Partners LLC, an entity that makes private investments and provides consulting services.  Since November 2013, Mr. Harizman has been affiliated with Riverside Management Group, a merchant banking firm, and BCW Securities LLC, its affiliated broker-dealer.  From May 2005 to March 2010, Mr. Harizman was a Founding Partner and Head of Corporate Finance at Plainfield Asset Management LLC, which was a privately held registered investment adviser focused on alternative investments.  From May 2000 until May 2005, Mr. Harizman was a member of the Mergers & Acquisitions Group of Credit Suisse First Boston LLC, where he was a Managing Director from 2001-2005 and a Director from 2000 to 2001. From 1995 until 2000, Mr. Harizman was employed by Bankers Trust and its successors including BT Alex. Brown Incorporated and Deutsche Bank in various investment banking positions in the Mergers & Acquisitions Group and Leveraged Finance Group.  We believe Mr. Harizman's qualifications to serve on our Board include his significant investment and financial transactional experience and expertise.

Allison Hoffman has been a director of our company since December 2012.  Since January 2016, Ms. Hoffman has served as Chief Legal Officer and Chief Administrative Officer at Intersection Parent, Inc., an urban experience company that utilizes technology to make cities better, including bringing free Wi-Fi throughout New York City.  From September 2013 to December 2015, Ms. Hoffman served as Executive Vice President, General Counsel and Corporate Secretary of Martha Stewart Living Omnimedia, Inc. (NYSE:MSO), a media and merchandising company providing consumers with high quality life style content and products.  From December 2012 until September 2013, she provided legal services to Martha Stewart Living Omnimedia, Inc.  From January 2007 until September 2012, Ms. Hoffman served as Senior Vice President, Chief Legal Officer and Secretary of ALM Media, LLC, a leading provider of specialized news and information for the legal and commercial real estate sectors.  We believe that Ms. Hoffman's qualifications to serve on our Board include her extensive legal background and transactional experience.

Committees of the Board of Directors

Our Board of Directors currently has four standing committees: an Audit Committee; a Compensation Committee; a Nominating and Corporate Governance Committee and a Strategic Development Committee.  Each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee has a charter.  These charters are available on our website at: http://ir.Network-1.com/governance-docs.  Each member of each committee is an "independent" director under the standards of the NYSE American LLC Company Guide.  Three of our current five directors, Emanuel Pearlman, Allison Hoffman and Niv Harizman, are considered independent directors under Rule 803A(2) of the NYSE American LLC Company Guide.

Audit Committee

Our Board of Directors has a separately standing audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, and Section 803B of the NYSE American Company LLC Guide consisting of Emanuel Pearlman (Chairman) and Allison Hoffman.  Emanuel Pearlman and Allison Hoffman each qualify as an audit committee financial expert under applicable SEC rules.  Mr. Pearlman and Ms. Hoffman also qualify as "independent" as independence for audit committee members is defined under Rule 10A-3 under the Securities Exchange Act of 1934, as amended, and Section 803B(2) of the NYSE American LLC Company Guide.

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

Code of Ethics

We have adopted a Code of Ethics that applies to our executive officers, directors and employees.  Copies of the Code of Ethics may be obtained, without charge, upon written request addressed to: Network-1 Technologies, Inc., 445 Park Avenue, Suite 912, New York, New York 10022, Attn: Chief Executive Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.  To our knowledge we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) stockholders were complied with during 2018 except that Corey Horowitz, our Chairman and Chief Executive Officer, did not reflect a charitable contribution of 20,000 shares of our common stock in December 2017 on Form 5 for 2017 and it was disclosed on his Form 5 for 2018.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes compensation for the years ended December 31, 2018 and December 31, 2017, awarded to, earned by or paid to our Chief Executive Officer ("CEO") and to each of our executive officers who received total compensation in excess of $100,000 for the year ended December 31, 2018 for services rendered in all capacities to us (collectively, the "Named Executive Officers").

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards($)(3)		All Other Compensation($)(1)		Total($)
Corey M. Horowitz	2018	$497,000	$1,281,000	(2)	$—		$92,750	(4)	$1,870,750
Chairman and Chief Executive Officer	2017	$482,000	$998,000	(2)	$—		$36,000	(4)	$1,516,000
David C. Kahn	2018	$175,000	$30,000		$102,400	(3)	$40,250	(5)	$347,650
Chief Financial Officer	2017	$175,000	$30,000		$—		$37,250	(5)	$242,250
Jonathan Greene	2018	$200,000	$40,000		$128,000	(3)	$40,250	(6)	$408,250
Executive Vice President	2017	$200,000	$40,000		$—		$37,250	(6)	$277,250

(1)	We have concluded that the aggregate amount of perquisites and other personal benefits paid in 2018 and 2017 to either Mr. Horowitz, Mr. Kahn or Mr. Greene did not exceed $10,000.

(2)
Mr. Horowitz received the following cash incentive bonus payments for 2018: (i) an annual discretionary bonus of $175,000 and (ii) incentive bonus compensation of $1,106,000 pursuant to his employment agreement (see "Employment Agreements-Termination of Employment and Change In-Control Arrangements" below). Mr. Horowitz received the following cash incentive bonus payments for 2017: (i) an annual discretionary bonus of $175,000 and (ii) incentive bonus compensation of $823,000 pursuant to his employment agreement.

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

(4)
Includes 401K matching funds contributions by the Company and profit sharing under the Company's 401k Plan for the benefit of Mr. Horowitz of $36,500 for 2018 and $36,000 for 2017, respectively.  Also includes payment of dividends (dividend equivalent rights) on restricted stock units owned by Mr. Horowitz for 2018 of $56,250.

(5)
Includes 401K matching funds contributions by the Company and profit sharing under the Company's 401k Plan for the benefit of Mr. Kahn of $36,500 for 2018 and $36,000 for 2017.  Also includes payment of dividends (dividend equivalent rights) on restricted stock units owned by Mr. Kahn for 2018 and 2017 of $3,750 and $1,250, respectively.

(6)
Represents 401K matching funds contributions by the Company and profit sharing under the Company's 401k Plan for the benefit of Mr. Greene of $36,500 for 2018 and $36,000 for 2017.  Also includes payment of dividends (dividend equivalent rights) on restricted stock units owned by Mr. Greene for 2018 and 2017 of $3,750 and $1,250, respectively.

Narrative Disclosure to Summary Compensation Table

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

On July 14, 2016, we entered into a new employment agreement ("Agreement") with Corey M. Horowitz, our Chairman and Chief Executive Officer, pursuant to which he continues to serve as our Chairman and Chief Executive Officer for a five year term, at an annual base salary of $475,000 which shall be increased by 3% per annum during the term of the Agreement.  The Agreement established an annual target bonus of $175,000 for our Chairman and Chief Executive Officer based upon performance.  During the year ended December 31, 2018 and December 31, 2017, our Chairman and Chief Executive Officer received an annual discretionary bonus of $175,000.  In addition, pursuant to the Agreement, we granted to our Chairman and Chief Executive Officer, under our 2013 Plan, 750,000 restricted stock units (the "RSUs", each RSU awarded by us to our officers, directors and consultants represents a contingent right to receive one share of our common stock) which vest in three tranches, as follows: (i) 250,000 RSUs shall vest on July 14, 2018, subject to Mr. Horowitz's continued employment by us through the vesting date (the "Employment Condition"); (ii) 250,000 RSUs shall vest at any time beginning July 14, 2018 through July 14, 2021 in equal annual installments for the remaining term of employment, subject to (1) the Employment Condition being satisfied through each such annual vesting date and (2) our common stock achieving a closing price (for 20 consecutive trading days) of a minimum of $3.25 per share (subject to adjustment for stock splits) at any time during the term of employment; and (iii) 250,000 RSUs vest at any time beginning July 14, 2018 through July 14, 2021 in equal annual installments for the remaining term of employment subject to (1) the Employment Condition being satisfied through each such annual vesting date and (2) our common stock achieving a closing price (for 20 consecutive trading days) of a minimum of $4.25 per share (subject to adjustment for stock splits) at any time during the term of employment. The aforementioned stock price vesting conditions of $3.25 per share and $4.25 per share have been satisfied.  Notwithstanding the aforementioned, in the event of a Change of Control (as defined), a Termination Other Than for Cause (as defined), or a termination of employment for Good Reason (as defined), all of the 750,000 RSUs shall accelerate and become immediately fully vested.  All RSUs granted by us to our officers, directors or consultants have dividend equivalent rights.

On July 14, 2018, 375,000 RSUs owned by our Chairman and Chief Executive Officer vested in accordance with the above referenced terms of the Agreement. With respect to such vesting of RSUs, our Chairman and Chief Executive Officer delivered 172,313 shares of common stock to satisfy withholding taxes, and received 202,687 net shares of common stock. In addition, in accordance with the above referenced RSU vesting provisions, at December 31, 2018, Mr. Horowitz owned 375,000 unvested RSUs which vest in equal annual installments of 125,000 shares of our common stock on each of July 14, 2019, July 14, 2020 and July 14, 2021, subject to his continued employment.

Under the terms of the Agreement, so long as Mr. Horowitz continues to serve as an executive officer of the Company, whether pursuant to the Agreement or otherwise, Mr. Horowitz shall also receive incentive compensation in an amount equal to 5% of our gross royalties or other payments from Licensing Activities (as defined) (without deduction of legal fees or any other expenses) with respect to our Remote Power Patent and a 10% net interest (gross royalties and other payments after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of our royalties and other payments relating to Licensing Activities with respect to patents other than the Remote Power Patent (including our Mirror Worlds Patent Portfolio, Cox Patent Portfolio and M2M/IoT Patent Portfolio) (collectively, the "Incentive Compensation").  During the year ended December 31, 2018 and December 31, 2017, Mr. Horowitz earned Incentive Compensation of $1,106,000 and $823,000, respectively.  The Incentive Compensation shall continue to be paid to Mr. Horowitz for the life of each of our patents with respect to licenses entered into with third parties during the term of his employment or at anytime thereafter, whether he is employed by us or not; provided, that, the employment of Mr. Horowitz has not been terminated by us "For Cause" (as defined) or terminated by him without "Good Reason" (as defined).  In the event of a merger or sale of substantially all of our assets, we have the option to extinguish the right of Mr. Horowitz to receive future Incentive Compensation by payment to him of a lump sum payment, in an amount equal to the fair market value of such future interest as determined by an independent third party expert if the parties do not reach agreement as to such value.  In the event that Mr. Horowitz's employment is terminated by us "Other Than For Cause" (as defined) or by him for "Good Reason" (as defined), Mr. Horowitz shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) a pro-rated portion of the $175,000 target bonus provided bonus criteria have been satisfied on a pro-rated basis through the calendar quarter in which the termination occurs and (iii) accelerated vesting of all unvested options, RSUs or other awards.

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

David Kahn serves as our Chief Financial Officer on an at-will basis pursuant to an offer letter, dated April 9, 2014, at an annual base salary of $175,000 (increased in June 2016 from $157,000).  Mr. Kahn received an annual bonus of $30,000 for the year ended December 31, 2018 and the year ended December 31, 2017.  In connection with the offer letter, Mr. Kahn was issued, under our 2013 Plan, a 5-year stock option to purchase 50,000 shares of the common stock, at an exercise price of $1.65 per share, which option vested in two equal amounts (25,000 shares each) on each of December 31, 2014 and December 31, 2015.  On June 9, 2016, Mr. Kahn was granted 50,000 RSUs under our 2013 Plan, 50% of such RSUs vested on the one year anniversary of the grant (June 9, 2017) and 50% vested on the two year anniversary of the grant (June 9, 2018).  On November 27, 2018, Mr. Kahn received an additional grant of 40,000 RSUs under the 2013 Plan, 50% of such RSUs will vest on the one year anniversary of the grant (November 27, 2019) and 50% of such RSUs will vest on the two year anniversary of the grant (November 27, 2020).  In addition, in the event Mr. Kahn's employment is terminated without "Good Cause" (as defined), he shall receive (i) (a) 6 months base salary or (b) 12 months base salary in the event of a termination without "Good Cause" within 6 months following a "Change of Control" of the Company (as defined) and (ii) accelerated vesting of all remaining unvested shares underlying his options, RSUs or any other awards he may receive in the future.

Jonathan Greene serves as our Executive Vice President on an at-will basis at an annual base salary of $200,000.  Mr. Greene received an annual bonus of $40,000 for the year ended December 31, 2018 and the year ended December 31, 2017.  On June 9, 2016, Mr. Greene was granted 50,000 RSUs under our 2013 Plan. 50% of the RSUs vested on the one year anniversary of grant (June 9, 2017) and 50% vested on the two year anniversary of grant (June 9, 2018). On November 27, 2018, Mr. Greene received an additional grant of 50,000 RSUs under the 2013 Plan,  50% of such RSUs will vest on the one year anniversary of grant (November 27, 2019) and 50% will vest on the two year anniversary of grant (November 27, 2020).

Profit Sharing 401(k) Plan

We offer all employees who have completed a year of service (as defined) participation in a 401(k) retirement savings plan. 401(k) plans provide a tax-advantaged method of saving for retirement. We expensed matching contributions and profit sharing of $109,500 and $108,000 under the 401(k) plan for the years ended December 31, 2018 and December 31, 2017, respectively.

Director Compensation

In 2018, we compensated each non-management director of our company by granting to each such outside director 15,000 RSUs. The RSUs vested in equal amounts of 3,750 RSUs on each of March 15, 2018, June 15, 2018, September 15, 2018 and December 15, 2018.  In addition, we pay our non-management directors cash director fees of $40,000 per annum ($10,000 per quarter). Non-management directors also receive additional cash compensation on an annual basis for serving on the following Board committees:  Audit Committee Chairperson receives ($7,500) and members receive $5,000 and the Chairperson and members of each of the Compensation Committee and Nominating and Corporate Governance Committee receive annual fees of $3,750 and $2,500, respectively.

In consideration for serving as the sole member of our Strategic Development Committee, in June 2013 we issued to Niv Harizman a five-year stock option to purchase 300,000 shares of our common stock, at an exercise price of $1.88 per share, which option vested 100,000 shares on the date of grant, 100,000 shares on the first anniversary of the date of grant and vested 100,000 shares on the second anniversary from the grant date.  On June 17, 2018, Mr. Harizman exercised the aforementioned stock option on a net (cashless) exercise basis by delivering to us 181,936 shares of our common stock and he received 118,064 shares of our common stock.

The following table sets forth the compensation awarded to, earned by or paid to all persons who served as members of our board of directors (other than our Named Executive Officers) during the year ended December 31, 2018.  No director who is also a Named Executive Officer received any compensation for services as a director in 2018.

Name	Fees earned or paid in cash ($)(1)	Stock Awards ($)(2) (3)	All other compensation ($)(4)	Total ($)
Emanuel Pearlman	$50,000	$39,638	$625	$90,263
Niv Harizman	$46,250	$39,638	$625	$86,513
Allison Hoffman	$48,830	$39,638	$625	$89,093
___________________________
(1)
Represents director's fees payable in cash to each non-management director of $10,000 per quarter ($40,000 per annum) for 2018 plus additional cash fees for serving on Board committees as disclosed in the text above.

(2)
The amounts included in this column represent the grant date fair value of restricted stock unit awards (RSUs) granted to directors, computed in accordance with FASB ASC Topic 718.  For a discussion of valuation assumptions see Note F[1] to our consolidated financial statements included in this Annual Report.  The 15,000 RSUs granted to each non-management director vested on a quarterly basis beginning March 15, 2018.  Each restricted stock unit represents the contingent right to receive one share of common stock.

(3)	As of December 31, 2018, each of the above listed directors held outstanding stock options to purchase 70,000 shares of our common stock.

(4)	Includes payment of dividends (dividend equivalent rights) on RSUs for 2018.

Outstanding Equity Awards at December 31, 2018

The following table sets forth information relating to unexercised options and unvested restricted stock units for each Named Executive Officer as of December 31, 2018:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market value of unearned shares, units or other rights that have not vested(1) ($)
	Exercisable	Unexercisable
Corey M. Horowitz Chairman and CEO	500,000 750,000	— —	$ 1.19 $ 0.83	11/01/22 6/08/19	375,000(2)	$836,250
David Kahn Chief Financial Officer	50,000	—	$ 1.65	4/09/19	40,000(3)	$ 89,200
Jonathan Greene Executive Vice President	50,000	—	$ 1.65	4/09/19	50,000(4)	$111,500
_________________________________
(1)	In accordance with SEC rules, market value is based on $2.23 per share representing the closing price of our common stock on the last trading day of the year.

(2)
Represents an aggregate of 375,000 restricted stock units issued with respect to Mr. Horowitz's employment agreement, dated July 14, 2016, that vest in equal annual installments 125,000 shares of our common stock on July 14, 2019, July 14, 2020 and July 14, 2021, subject to Mr. Horowitz's continued employment by us (see "Executive Compensation-Narrative Disclosure to Summary Compensation Table" on pages 47-50 of this Annual Report).

(3)
Represents 40,000 restricted stock units granted on November 27, 2018, 50% of which will vest on November 27, 2019 and 50% of which will vest on November 27, 2020, subject to Mr. Kahn's continued employment by us.

(4)
Represents 50,000 restricted stock units granted on November 27, 2018, 50% of which will vest on November 27, 2019 and 50% of which will vest on November 27, 2020, subject to Mr. Greene's continued employment by us.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2019 for (i) each of our directors, (ii) each of our executive officers, (iii) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, and (iv) all of our executive officers and directors as a group.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(1)(2)	PERCENTAGE OF COMMON STOCK BENEFICIALLY OWNED(2)
Executive Officers and Directors: Corey M. Horowitz(3)	7,241,454	29.0%
CMH Capital Management Corp(4)	2,291,372	9.7%
Niv Harizman(5)	287,424	1.2%
Emanuel Pearlman (6)	130,490	*
Allison Hoffman(7)	117,250	*
David C. Kahn(8)	98,250	*
Jonathan E. Greene(9)	93,899	*
All officers and directors as a group (6 Persons)	7,968,767	31.5%
5% Stockholders:
Steven D. Heinemann(10)	2,827,815	11.9%
Goose Hill Capital LLC(11)	2,242,582	9.4%
John Herzog(12)	1,200,130	5.1%
______________________

*	Less than 1%.

(1)
Unless otherwise indicated, we believe that all persons named in the above table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them.  Unless otherwise indicated the address for each listed beneficial owner is c/o Network-1 Technologies, Inc., 445 Park Avenue, Suite 912, New York, New York 10022.

(2)
A person is deemed to be the beneficial owner of shares of common stock that can be acquired by such person within 60 days from March 15, 2019 upon the exercise of options or restricted stock units that vest within such 60 day period. Each beneficial owner's percentage ownership is determined by assuming that all stock options and restricted stock units held by such person (but not those held by any other person) and which are exercisable or vested within 60 days from March 15, 2019 have been exercised and vested.  Assumes a base of 23,747,827 shares of our common stock outstanding as of March 15, 2019.

(3)
Includes (i) 3,214,071 shares of common stock held by Mr. Horowitz, (ii) 1,250,000 shares of common stock subject to currently exercisable stock options held by Mr. Horowitz, (iii) 2,157,097 shares of common stock held by CMH Capital Management Corp., an entity solely owned by Mr. Horowitz, (iv) 134,275 shares of common stock owned by the CMH Capital Management Corp. Profit Sharing Plan, of which Mr. Horowitz is the trustee, (v) 67,470 shares of common stock owned by Donna Slavitt, the wife of Mr. Horowitz, (vi) an aggregate of 416,250 shares of common stock held by two trusts and a custodian account for the benefit of Mr. Horowitz's three children, and (vii) 2,291 shares of common stock held by Horowitz Partners, a general partnership of which Mr. Horowitz is a partner.  Does not include 375,000 shares of common stock from restricted stock units that will not vest within 60 days of March 15, 2019.

(4)
Includes 2,157,097 shares of common stock owned by CMH Capital Management Corp. and 134,275 shares of common stock owned by CMH Capital Management Corp. Profit Sharing Plan.  Corey M. Horowitz, by virtue of being the sole officer, director and shareholder of CMH Capital Management Corp. and the trustee of the CMH Capital Management Corp. Profit Sharing Plan, has the sole power to vote and dispose of the shares of common stock owned by CMH Capital Management Corp. and the CMH Capital Management Corp. Profit Sharing Plan.

(5)
Includes (i) 213,674 shares of common stock, (ii) 70,000 shares of common stock subject to currently exercisable stock options owned by Mr. Harizman and (iii) 3,750 shares of common stock subject to restricted stock units which vest within 60 days of March 15, 2019.  Does not include 11,250 shares of common stock from restricted stock units that do not vest within 60 days from March 15, 2019.

(6)
Includes (i) 91,740 shares of common stock, (ii) 35,000 shares of common stock subject to currently exercisable stock options owned by Mr. Pearlman and (iii) 3,750 shares of common stock subject to restricted stock units which vest within 60 days of March 15, 2019.  Does not include 11,250 shares of common stock from restricted stock units that do not vest within 60 days from March 15, 2019.

(7)
Includes (i) 43,500 shares of common stock, (ii) 70,000 shares of common stock subject to currently exercisable stock options owned by Ms. Hoffman and (iii) 3,750 shares of common stock subject to restricted stock units which vest within 60 days of March 1, 2019.  Does not include 11,250 shares of common stock from restricted stock units that do not vest within 60 days from March 15, 2019.

(8)
Includes (i) 48,250 shares of common stock and (ii) 50,000 shares of common stock subject to currently exercisable stock options owned by Mr. Kahn.  Does not include 40,000 shares of common stock from restricted stock units that do not vest within 60 days from March 15, 2019.

(9)
Includes (i) 43,899 shares of common stock and (ii) 50,000 shares of common stock subject to currently exercisable stock options owned by Mr. Greene.  Does not include 50,000 shares of common stock from restricted stock units that do not vest within 60 days from March 15, 2019.

(10)
Includes 585,233 shares of common stock owned by Mr. Heinemann and 2,242,582 shares of common stock owned by Goose Hill Capital LLC.  Goose Hill Capital LLC is an entity in which Mr. Heinemann is the sole member.  Mr. Heinemann, by virtue of being the sole member of Goose Hill Capital LLC, has the sole power to vote and dispose of the shares of common stock owned by Goose Hill Capital LLC. The aforementioned beneficial ownership is based upon an Amendment No. 7 to Schedule 13G filed by Mr. Heinemann with the SEC on February 11, 2019.  The address for Mr. Heinemann is c/o Goose Hill Capital, LLC, 12378 Indian Road, North Palm Beach, Florida 33408.

(11)
Includes 2,242,582 shares of common stock. Steven D. Heinemann, by virtue of being the sole member of Goose Hill Capital LLC, has the sole power to vote and dispose of the shares of common stock owned by Goose Hill Capital LLC. The aforementioned beneficial ownership is based upon an Amendment No. 7 to Schedule 13G filed by Mr. Heinemann with the SEC on February 11, 2019.  The address for Goose Hill Capital LLC is 12378 Indian Road, North Palm Beach, Florida 33408.

(12)
Includes 1,200,130 shares of common stock.  The aforementioned beneficial ownership is based upon a Schedule 13G filed by Mr. Herzog with the SEC on February 10, 2016.  The address of Mr. Herzog is 824 Harbor Road, Southport, Connecticut 06890-1410.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On May 30, 2018, we repurchased from Allison Hoffman, a member of our Board of Directors, 75,000 shares of our common stock at a purchase price of $2.77 per share or an aggregate purchase price of $207,750.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Friedman LLP, our independent registered public accounting firm, billed us aggregate fees of $122,400 and $105,000, respectively, for the years ended December 31, 2018 and December 31, 2017 for the audit of our annual financial statements, review of our financial statements included in our Form 10-Qs and for other services in connection with statutory or regulatory filings.

Audit Related Fees, Tax Fees and All Other Fees

Friedman LLP provided various tax compliance services for which it billed us $28,500 and $20,000, respectively, for the years ended December 31, 2018 and December 31, 2017.  Friedman LLP did not render any other professional services other than those discussed above for the years ended December 31, 2018 and December 31, 2017.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Network-1 Technologies, Inc. and Subsidiary ("the Company") as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years ended December 31, 2018 and 2017, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York
March 29, 2019

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$18,680,000	43,351,000
Marketable securities, at fair value	36,311,000	10,804,000
Royalty receivables, net	444,000	575,000
Prepaid taxes	—	125,000
Other current assets	112,000	83,000

Total Current Assets	55,547,000	54,938,000

OTHER ASSETS:
Deferred tax assets	168,000	168,000
Patents, net of accumulated amortization	1,989,000	2,169,000
Equity investment	2,541,000	—
Security deposits	21,000	19,000
Total Other Assets	4,719,000	2,356,000
TOTAL ASSETS	$60,266,000	57,294,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$67,000	244,000
Income taxes payable	197,000	—
Accrued contingency fees and related costs	1,136,000	1,780,000
Accrued payroll	486,000	709,000
Other accrued expenses	175,000	149,000

TOTAL LIABILITIES	2,061,000	2,882,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value; authorized 10,000,000 shares; none issued and outstanding at December 31, 2018 and December 31, 2017	—	—

Common stock, $0.01 par value; authorized 50,000,000 shares; 23,735,927 and 23,843,915 issued and outstanding at December 31, 2018 and December 31, 2017, respectively	237,000	238,000

Additional paid-in capital	65,151,000	64,435,000
Accumulated deficit	(7,102,000)	(10,219,000)
Accumulated other comprehensive loss	(81,000)	(42,000)

TOTAL STOCKHOLDERS' EQUITY	58,205,000	54,412,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$60,266,000	$57,294,000

The accompanying notes are an integral part of the consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2018	2017
REVENUE	$22,106,000	$16,451,000

OPERATING EXPENSES:
Costs of revenue	8,072,000	4,970,000
Professional fees and related costs	1,635,000	2,057,000
General and administrative	2,255,000	2,255,000
Amortization of patents	290,000	206,000
Stock-based compensation	687,000	949,000

TOTAL OPERATING EXPENSES	12,939,000	10,437,000

OPERATING INCOME	9,167,000	6,014,000
OTHER INCOME:
Interest income, net	876,000	215,000
Net realized and unrealized loss from investments	(29,000)	—
Total other income	847,000	215,000

INCOME BEFORE INCOME TAXES	10,014,000	6,229,000

INCOME TAXES:
Current	2,308,000	2,057,000
Deferred taxes, net	—	39,000
Total income taxes	2,308,000	2,096,000
NET INCOME	$7,706,000	$4,133,000

Net Income Per Share:
Basic	$0.32	$0.17
Diluted	$0.30	$0.16

Weighted average common shares outstanding:
Basic	23,763,785	24,147,908
Diluted	25,354,978	26,396,160

Cash dividends declared per share	$0.10	$0.10

NET INCOME	$7,706,000	$4,133,000

OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized holding loss on corporate bonds and notes arising during the year, net of tax	(39,000)	(11,000)

COMPREHENSIVE INCOME	$7,667,000	$4,122,000

The accompanying notes are an integral part of the consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount

Balance – January 1, 2017	23,744,829	$238,000		$62,367,000	$(9,702,000)	$(31,000)	$52,872,000

Dividends and dividend equivalents declared	―	―		―	(2,505,000)	―	(2,505,000)
Stock-based compensation	―	―		949,000	―	―	949,000
Vesting of restricted stock units	110,500	1,000		―	―	―	1,000
Value of shares delivered to pay withholding taxes	(13,599)	―	*	―	(56,000)	―	(56,000)
Proceeds from exercise of options	250,000	2,000		335,000	―	―	337,000
Cashless exercise of options	50,000	―	*	―	―	―	―
Value of shares delivered to fund option exercise	(23,266)	―	*	―	―	―	―
Proceeds from exercise of warrants	375,000	4,000		784,000	―	―	788,000
Treasury stock purchased and retired	(649,549)	(7,000)		―	(2,089,000)	―	(2,096,000)
Net unrealized loss on corporate bonds and notes	―	―		―	―	(11,000)	(11,000)
Net income	―	―		―	4,133,000	―	4,133,000
Balance – December 31, 2017	23,843,915	$238,000		$64,435,000	$(10,219,000)	$(42,000)	$54,412,000

Dividends and dividend equivalents declared	―	―	―	(2,444,000)	―	(2,444,000)
Stock-based compensation	―	―	687,000	―	―	687,000
Vesting of restricted stock units	490,000	5,000	―	―	―	5,000
Value of shares delivered to pay withholding taxes	(189,097)	(2,000)	―	(543,000)	―	(545,000)
Cashless exercise of options	144,954	1,000	―	―	―	1,000
Proceeds from exercise of options	25,000	1,000	29,000	―	―	30,000
Treasury stock purchased and retired	(578,845)	(6,000)	―	(1,602,000)	―	(1,608,000)
Net unrealized loss on corporate bonds and notes	―	―	―	―	(39,000)	(39,000)
Net income	―	―	―	7,706,000	―	7,706,000
Balance – December 31, 2018	23,735,927	$237,000	$65,151,000	$(7,102,000)	$(81,000)	$58,205,000
__________________
* Less than $1,000

The accompanying notes are an integral part of the consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018		2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$7,706,000		$4,133,000
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of patents		290,000		206,000
Stock-based compensation		687,000		949,000
Deferred tax provision		―		39,000

Changes in operating assets and liabilities:
Royalty receivables		131,000		2,304,000
Prepaid taxes		125,000		1,070,000
Other assets		(31,000)		―
Accounts payable		(177,000)		73,000
Income taxes payable		197,000		―
Accrued expenses		(835,000)		(2,000,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES		8,093,000		6,774,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Development of patents		(110,000)		(1,144,000)
Equity investment		(2,541,000)		―
Purchases of marketable securities, net of sales and redemptions		(25,546,000)		(9,750,000)

NET CASH USED IN INVESTING ACTIVITIES		(28,197,000)		(10,894,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid		(2,444,000)		(2,420,000)
Value of shares delivered to fund withholding taxes		(545,000)		(56,000)
Repurchases of common stock, inclusive of commissions		(1,608,000)		(2,096,000)
Proceeds from exercises of options and warrants		30,000		1,125,000

NET CASH USED IN FINANCING ACTIVITIES		(4,567,000)		(3,447,000)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS		(24,671,000)		(7,567,000)

CASH AND CASH EQUIVALENTS, beginning of year		43,351,000		50,918,000

CASH AND CASH EQUIVALENTS, end of year		$18,680,000		$43,351,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the years for:
Interest	$	―	$	―
Income taxes		$1,986,000		$1,290,000

NON-CASH FINANCING ACTIVITY
Accrued dividend rights on restricted stock units		$63,000		$84,000

The accompanying notes are an integral part of the consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017

NOTE A – BUSINESS
Network-1 Technologies, Inc. (the "Company") is engaged in the development, licensing and protection of its intellectual property assets.  The Company presently owns sixty-five (65) patents including (i) the remote power patent (the "Remote Power Patent") covering delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) the Mirror Worlds patent portfolio (the "Mirror Worlds Patent Portfolio") relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) the Cox patent portfolio (the "Cox Patent Portfolio) relating to enabling technology for identifying media content on the Internet and taking further actions to be performed based on such identification; (iv) M2M/IoT patent portfolio (the "M2M/IoT Patent Portfolio") relating to, among other things, enabling technology for authenticating, provisioning and using embedded sim cards in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers; and (v) QoS patents (the "QoS Patents") covering systems and methods for the transmission of audio, video and data in order to achieve high quality of service (QoS). The Company has been actively engaged in licensing its Remote Power Patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables.  The Company currently has twenty-seven (27) license agreements with respect to its Remote Power Patent.  The Company has also entered into two license agreements with respect to its Mirror Worlds Patent Portfolio.  The Company's current strategy includes continuing to pursue licensing opportunities for its intellectual property assets.  In addition, the Company continually reviews opportunities to acquire or license additional intellectual property as well as other strategic alternatives. The Company's patent acquisition and development strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as the Company has achieved with respect to its Remote Power Patent and Mirror Worlds Patent Portfolio.  In addition, the Company may also enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.

On November 13, 2017, a jury empaneled in the United States District Court for the Eastern District of Texas, Tyler Division, found that certain claims of the Company's Remote Power Patent were invalid and not infringed by Hewlett-Packard (the "HP Jury Verdict").  On August 29, 2018, the District Court (i) granted the Company's motion for judgment as a matter of law that its Remote Power Patent is valid, thereby overturning the HP Jury Verdict of invalidity and (ii) denied the Company's motion for a new trial on infringement.  The Company has appealed the District Court's denial of its motion for a new trial on infringement to the U.S. Court of Appeals for the Federal Circuit (see Note J[1] hereof).  The HP Jury Verdict had a material adverse effect on the Company's results of operations and cash-flow for the year ended December 31, 2018 and will continue to do so for the life of the Company's Remote Power Patent (March 2020) unless the District Court judgment of non-infringement is reversed on appeal.  The Company has been dependent upon its Remote Power Patent for a significant portion of its revenue.  As a result of the HP Jury Verdict, several of the Company's largest licensees, including Cisco Systems, Inc., its largest licensee, notified the Company in late November 2017 and January 2018 that they will no longer make ongoing royalty payments to the Company pursuant to their license agreements.  If the Company successfully overturns the District Court order of non-infringement in its appeal to the Federal Circuit, certain licensees of the Remote Power Patent, including Cisco, will be obligated to pay the Company ongoing royalties and all royalties that accrued but were not paid following (and prior to) the HP Jury Verdict in November 2017.  If the Company is unable to reverse the District Court order of non-infringement on appeal, or there is an arbitration ruling that certain of our licensees, including Cisco, are relieved of their obligations to pay the Company royalties and the District Court order of non-infringement is not subsequently reversed on appeal, the Company's business, results of operations and cash-flow will continue to be materially adversely effected (see Note J[1] and Note J[2] hereof).

Consistent with the Company's prior view, the District Court decision overturning the HP Jury Verdict on invalidity as referenced above confirmed the obligations of certain licensees to pay the Company all prior unpaid royalties, including those that accrued after the date of the HP Jury Verdict (November 13, 2017) as well as further royalties through the expiration of the Remote Power Patent in March 2020 (see Note J[1] hereof).  Notwithstanding the District Court decision overturning the HP Jury Verdict on validity, Dell Inc. refused to pay the Company all unpaid royalties that accrued prior to and after the HP Jury Verdict and in November 2018 the Company commenced litigation against Dell to collect such unpaid royalties (see Note J[5] hereof).

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017

NOTE A – BUSINESS (continued)

Consistent with the Company's revenue recognition policy (see Note B[16] hereof), the Company did not record revenue in 2018 and the fourth quarter of 2017 from certain licensees, including Cisco, who notified the Company they would not pay the Company ongoing royalties as a result of the HP Jury Verdict.  The Company disagrees with the position taken by such licensees and may pursue arbitration if it does not achieve a satisfactory resolution (see Note J[1] and J[2] hereof).

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]	Principles of Consolidation
The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary, Mirror Worlds Technologies, LLC. All intercompany transactions and balances are eliminated in consolidation.

[2]	Use of Estimates and Assumptions
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company's consolidated financial statements include revenue recognition, stock-based compensation, income taxes, valuation of patents and equity method investments, including evaluation of the Company's basis difference.  Actual results could be materially different from those estimates, upon which the carrying values were based.

[3]	Cash and Cash Equivalents
The Company maintains cash deposits in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC").  Accounts at each institution are insured by the FDIC up to $250,000. At December 31, 2018 and 2017, the Company had $17,833,000 and $42,066,000, respectively, in excess of the FDIC insured limit.

The Company considers all highly liquid short-term investments, including certificates of deposit and money market funds, that are purchased with an original maturity of three months or less to be cash equivalents.

[4]	Marketable Securities

The Company's marketable securities are comprised of certificates of deposit with original maturity greater than three months from date of purchase, bond mutual funds, and corporate bonds and notes (see Note G). The Company's marketable securities are measured at fair value and are accounted for in accordance with ASU 2016-01. Unrealized holding gains and losses on certificates of deposit and bond mutual funds are recorded in net realized and unrealized loss from investments on the consolidated statements of income and comprehensive income. Unrealized holding gains and losses, net of the related tax effect, on corporate bonds and notes are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Dividend and interest income are recognized when earned.  Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the marketable securities.

[5]	Equity Investments

Equity method investments are equity securities in entities the Company does not control but over which it has the ability to exercise significant influence. These investments are accounted for under the equity method of accounting in accordance with ASC 323, Investments — Equity Method and Joint Ventures (see Note K hereof). Equity method investments are measured at cost minus impairment, if any, plus or minus the Company's share of an investee's income or loss. The Company's proportionate share of the income or loss

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

from equity method investments is recognized on a one-quarter lag. When the Company's carrying value in an equity method investment is reduced to zero, no further losses are recorded in the Company's financial statements unless the Company guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized. Upon sale of equity method investments, the difference between sales proceeds and the carrying amount of the equity investment is recognized in profit or loss.

[6]	Patents
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

[7]	Allowance for Doubtful Accounts

The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to their expected net realizable value.  There was no allowance for doubtful accounts at December 31, 2018 and 2017.

[8]	Costs of Revenue
The Company includes in costs of revenue for the year ended December 31, 2018 and 2017 contingent legal fees payable to patent litigation counsel (see Note H[1] hereof), other contractual payments related to net proceeds from settlements (see Note H[2] hereof) and incentive bonus compensation payable to its Chairman and Chief Executive Officer (see Note I[1] hereof).

[9]	Income Taxes
The Company accounts for income taxes in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740, Income Taxes (ASC 740), which requires the Company to use the assets and liability method of accounting for income taxes. Under the assets and liability method, deferred income taxes are recognized for the tax consequences of temporary (timing) differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forwards. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

ASC 740-10, Accounting for Uncertainty in Income Taxes, defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.  The Company had no uncertain tax positions as of December 31, 2018 and 2017.

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

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act ("Tax Act"), which made significant changes to the U.S. federal income tax law.  The Tax Act affects 2018 and forward, including but not limited to a reduction in the federal corporate rate from 35.0% to 21.0%, elimination of the corporate alternative minimum tax, a new limitation on the deductibility of certain executive compensation, limitations on net operating losses generated after December 31, 2017 and various other items.

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

Compensation expense related to awards to employees is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Share based payments issued to non-employees are recorded at their fair values and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period and are expensed using an accelerated attribution model. The Company uses the Black-Scholes option pricing model to determine the grant date fair value of options granted.  The fair value of restricted stock units is determined based on the number of shares granted and either the quoted market price of the Company's common stock on the date of grant for time-based and performance-based awards, or the fair value on the date of grant using the Monte Carlo Simulation model for market-based awards (see Note F for further discussion of the Company's stock-based compensation).

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

[12]	Fair Value Measurements
ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value.

There are three levels of inputs that may be used to measure fair value:

Level 1: Observable inputs such as quoted prices (unadjusted) in an active market for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs that are supported by little or no market activity; therefore, the inputs are developed by the Company using estimates and assumptions that the Company expects a market participant would use, including pricing models, discounted cash flow methodologies, or similar techniques.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

The carrying value of the Company's financial instruments, including cash and cash equivalents, royalty receivable, other assets, accounts payable, and accrued expenses approximates fair value because of the short-term nature of these financial instruments.

The Company's marketable securities are classified within Level 1 because they are valued using quoted market prices in an active market (see  Marketable Securities– Note G).

[13]	Carrying Value, Recoverability and Impairment of Long-Lived Assets
An impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. If an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited. At December 31, 2018 and 2017, there was no impairment to the Company's patents and equity investment.

The Company's equity investment in ILiAD Biotechnologies, LLC ("ILiAD"), a privately held development stage biotechnology company (see Equity Investment – Note K) is evaluated on a non-recurring basis for impairment and is classified within Level 3 as it is valued using significant unobservable inputs or data in an inactive market, and the valuation requires management judgment due to the absence of market price and inherent lack of liquidity.

[14]	Dividend Policy

Dividends are recorded when declared by the Company's Board of Directors. Common stock dividends are charged against retained earnings when declared or paid (see Note N hereof).

[15]	Reclassification

The Company has reclassified certain amounts in prior period consolidated financial statements to conform to the current period's presentation.  These reclassifications had no impact on the previously reported net income.

[16]	New Accounting Standards

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASC 606"), using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018.  Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under ASC 605.

Under ASC 606, revenue is recognized when the Company completes the licensing of its intellectual property to its licensees, in an amount that reflects the consideration we expect to be entitled to in exchange for licensing its intellectual property.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

The Company determines revenue recognition through the follow steps:

•	identification of the license agreement;
•	identification of the performance obligations in the license agreement;
•	determination of the consideration for the license;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when the Company satisfies its performance obligations.

Revenue disaggregated by source is as follows:

	Years Ended December 31,
	2018	2017

Fully-Paid Licenses	$12,700,000	$4,398,000
Royalty Bearing Licenses	3,086,000	12,053,000
Other Revenue(1)	6,320,000	—
Total Revenue	$22,106,000	$16,451,000
__________________________
(1)  Revenue from the sale of the Company's unsecured claim against Avaya, Inc. to an unaffiliated third party (see Note J[1] hereof).

The Company relies on royalty reports received from third party licensees to record its revenue.  From time to time, the Company may audit or otherwise dispute royalties reported from licensees. Any adjusted royalty revenue as a result of such audits or dispute is recorded by the Company in the period in which such adjustment is agreed to by the Company and the licensee or otherwise determined.

Revenue from the Company's patent licensing business is generated from negotiated license agreements.  The timing and amount of revenue recognized from each licensee depends upon a variety of factors, including the terms of each agreement and the nature of the obligations of the parties.  These agreements may include, but not be limited to, elements related to past infringement liabilities, non-refundable upfront license fees, and ongoing royalties on licensed products sold by the licensee.  Generally, in the event of settlement of litigation related to the Company's assertion of patent infringement involving its intellectual property, defendants will either pay (i) a non-refundable lump sum payment for a non-exclusive fully-paid license (a "Fully-Paid License"), or (ii) a non-refundable lump sum payment (license initiation fee) together with an ongoing obligation to pay quarterly or monthly royalties to the Company for the life of the licensed patent (a "Royalty Bearing License").

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

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases ("ASC 842"), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. ASC 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to ASC 842; ASU No. 2018-10, Codification Improvements to ASC 842, Leases; ASU No. 2018-11, Targeted Improvements; and ASU No. 2018-20, Narrow-Scope Improvements for Lessors.  The Company will adopt the new standard effective January 1, 2019 and will not restate comparative periods.  The Company will elect the package of practical expedients permitted under the transition guidance and as such, the adoption of this ASU will not change the classification of any of the Company's leases.  The Company will elect to combine lease and non-lease components, elect not to record leases with an initial term of 12 months or less on the balance sheet and recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term.  The Company expects that the impact of adoption of the new leasing standards will not have a material effect on its consolidated financial statements.

Stock Based Compensation

In June 2018, the FASB issued ASU 2018-07, Compensation — Stock Compensation ("ASC 718"), Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"). The amendments in ASU 2018-07 expand the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted.  The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

Fair Value Measurements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement ("ASC 820"), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). ASU 2018-13 is intended to improve the effectiveness of fair value measurement disclosures. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2018-13 on its consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Recognition and Measurement of Financial Assets

On January 1, 2018, the Company adopted ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). Under ASU 2016-01, the Company's equity investments, other than those accounted for under the equity method of accounting or those that result in the consolidation of the investee, are measured at fair value with changes in the fair value recognized through net income. The adoption of this standard is reflected in the Company's consolidated financial statements (see Note B[4]).

NOTE C – PATENTS

The Company's intangible assets at December 31, 2018 include patents with estimated remaining economic useful lives ranging from 1.5 to 15 years.  For all periods presented, all the Company's patents were subject to amortization.  The gross carrying amounts and accumulated amortization related to acquired intangible assets as of December 31, 2018 and 2017 are as follows:

	2018	2017

Gross carrying amount	$7,682,000	$7,571,000
Accumulated amortization	(5,693,000)	(5,402,000)
Patents, net	$1,989,000	$2,169,000

Amortization expense for the years ended December 31, 2018 and 2017 was $290,000 and $206,000, respectively.  Future amortization of current intangible assets, net is as follows:

For the years ended December 31,
2019	$280,000
2020	280,000
2021	280,000
2022	280,000
2023 and thereafter	869,000
Total	$1,989,000

The Company's Remote Power Patent expires in March 2020. The expiration date of the patent within the Company's Mirror Worlds Patent Portfolio is February 2020 (eight of the patents in the Mirror Worlds Patent Portfolio have expired).  The expiration dates of the patents within the Cox Patent Portfolio range from September 2021 to November 2023.  The expiration dates of patents within the Company's M2M/IoT Patent Portfolio range from September 2033 to May 2034 and the expiration date of patents within the Company's QoS patents is June 2019.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017

NOTE D - EARNINGS PER SHARE

Basic Earnings per share is calculated by dividing the net income by the weighted average number of outstanding common shares during the period.  Diluted per share data included the dilutive effects of options, warrants and restricted stock units.  Potential shares of 2,140,000 and 2,830,000 at December 31, 2018 and 2017, respectively, consisted of options, restricted stock units and warrants.  Computations of basic and diluted weighted average common shares outstanding are as follows:

	2018	2017

Weighted-average common shares outstanding - basic	23,763,785	24,147,908

Dilutive effect of options, warrants and restricted stock units	1,591,193	2,248,252

Weighted-average common shares outstanding - diluted	25,354,978	26,396,160

Options, restricted stock units and warrants excluded from the computation of diluted income per share because the effect of inclusion would have been anti-dilutive	―	―

NOTE E – INCOME TAXES

Significant components of the income taxes were as follows for the years ended December 31, 2018 and 2017.

	2018	2017
Current
State and local	$82,000	$45,000
Federal	2,226,000	2,012,000
Total Current Tax Expense	$2,308,000	$2,057,000

Deferred
State and local	—	1,000
Federal	—	38,000
Total Deferred Tax Expense	—	39,000

Total Income Taxes	$2,308,000	$2,096,000

Significant components of deferred tax assets as of December 31, 2018 and 2017 consist of the following:

	2018	2017
Deferred tax assets:
Options, warrants and restricted stock units	168,000	168,000
	$168,000	$168,000

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017

NOTE E – INCOME TAXES (continued)

The reconciliation between the taxes as shown and the amount that would be computed by applying the statutory federal income tax rate to the net income before income taxes is as follows:

	Years Ended
	December 31,
	2018	2017

Income tax - statutory rate	21.00%	34.0%
State and local, net	1.75%	0.73%
Other – Net	0.30%	(1.08%	)
	23.05%	33.65%

While only the tax returns for the three years ended prior to December 31, 2018 are open for examination for taxes payable for those years, tax authorities could challenge returns (only under certain circumstances) for earlier years to the extent that they generated loss carry-forwards that are available for those future years.  In July 2018 the Internal Revenue Service notified the Company that it was examining its 2016 federal tax return.

The Company re-evaluated certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%, and determined that such items had no material impact on the Company's financial statements.

The personal holding company ("PHC") rules under the Internal Revenue Code impose a 20% tax on a PHC's undistributed personal holding company income ("PHC Income"), which means, in general, taxable income subject to certain adjustments.  For a corporation to be classified as a PHC, it must satisfy two tests: (i) that more than 50% in value of its outstanding shares must be owned directly or indirectly by five or fewer individuals at any time during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the "Ownership Test") and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the "Income Test").  In the second half of 2018 (as well as the second half of prior years), the Company did not meet the Ownership Test.  Due to the significant number of shares held by the Company's largest shareholders, the Company continually assesses its share ownership to determine whether it meets the Ownership Test.  If the Ownership Test were met and the income generated by the Company were determined to constitute "royalties" within the meaning of the Income Test, the Company would constitute a PHC and the Company would be subject to a 20% tax on the amount of any PHC Income that it does not distribute to its shareholders.

NOTE F – STOCKHOLDERS' EQUITY

The 2013 Stock Incentive Plan ("2013 Plan") provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock, (d) stock appreciation rights, and (e) other stock-based awards including restricted stock units.  Awards under the 2013 Plan may be granted singly, in combination, or in tandem.  Subject to standard anti-dilution adjustments as provided, the 2013 Plan provides for an aggregate of 2,600,000 shares of the Company's common stock to be available for distribution.  The Company's Compensation Committee generally has the authority to administer the 2013 Plan, determine participants who will be granted awards, the size and types of awards, the terms and conditions of awards and the form and content of the award agreements representing awards.  Awards under the 2013 Plan may be granted to employees, directors and consultants of the Company and its subsidiaries.  As of December 31, 2018, there are 1,267,197 shares of common stock available for issuance under the 2013 Plan.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017

NOTE F – STOCKHOLDERS' EQUITY (continued)

[1]	Restricted Stock Units
On March 8, 2018, the Company granted 15,000 restricted stock units ("RSUs") under the 2013 Plan to each of its three non-management directors as an annual grant for 2018 for service on the Company's Board of Directors.  Each RSU represents a contingent right to receive one share of the Company's common stock.  The RSUs vest in four equal quarterly installments of 3,750 shares of common stock on each of March 15, 2018, June 15, 2018, September 15, 2018 and December 15, 2018, subject to continued service on the Board of Directors.

On November 27, 2018, the Company granted an aggregate of 130,000 RSUs under the 2013 Plan to its Chief Financial Officer (40,000 RSUs), Executive Vice President (50,000 RSUs) and a consultant (40,000 RSUs).  All such RSUs vest 50% on November 27, 2019 and 50% on November 27, 2020.

On June 9, 2018, an aggregate of 70,000 RSUs vested which were owned by the Company's Chief Financial Officer (25,000 RSUs), Executive Vice President (25,000 RSUs) and a consultant (20,000 RSUs).  With respect to vesting of 50,000 RSUs of such on June 9, 2018: (i) the Company's Chief Financial Officer delivered 9,171 shares to satisfy withholding taxes and received 15,829 net shares of common stock; and (ii) the Company's Executive Vice President delivered 7,613 shares of common stock to satisfy withholding taxes and received 17,387 net shares of common stock.

On July 14, 2018, 375,000 RSUs owned by the Company's Chairman and Chief Executive Officer vested in accordance with his employment agreement dated July 14, 2016 (see Note I[1] hereof).  With respect to such vesting of restricted stock units, the Company's Chairman and Chief Executive Officer delivered 172,313 shares of common stock to satisfy withholding taxes and received 202,687 net shares of common stock.

On February 2, 2017, the Company granted 13,500 RSUs under the 2013 Plan to each of its three non-management directors as an annual grant for 2017 for service on the Company's Board of Directors.  The RSUs vest in four equal quarterly installments of 3,375 shares of common stock on each of March 15, 2017, June 15, 2017, September 15, 2017 and December 15, 2017.

The fair value of restricted stock units is determined based on the number of shares granted and the quoted market price of the Company's common stock on the date of grant for time-based and performance-based awards.

All the Company's issued and RSUs have divided equivalent rights.  As of December 31, 2018, there was $76,000 accrued for dividend equivalent rights.  As of December 31, 2017, there was $84,000 accrued for dividend equivalent rights.

A summary of restricted stock units granted during the year ended December 31, 2018 is as follows (each restricted stock unit represents the contingent right to receive one share of the Company's common stock):

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance of restricted stock units outstanding at December 31, 2017	820,000	$2.28
Grants of restricted stock units	175,000	2.57
Vested restricted stock units	(490,000)	2.49
Balance of unvested restricted stock units at December 31, 2018	505,000	$2.17

Restricted stock unit compensation expense was $687,000 for the year ended December 31, 2018 and $949,000 for the year ended December 31, 2017.

The Company has an aggregate of $622,000 of unrecognized restricted stock unit compensation expense as of December 31, 2018 to be expensed over a weighted average period of 1.50 years.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017

NOTE F – STOCKHOLDERS' EQUITY (continued)

[2]	Stock Options
At December 31, 2018, stock options to purchase an aggregate of 385,000 shares of common stock were outstanding under the 2013 Plan and options to purchase 1,250,000 shares of common stock were outstanding representing option grants outside of the 2013 Plan (issued prior to the establishment of the 2013 Plan).  There were no grants of stock options during the years ended December 31, 2018 and 2017.

The following table summarizes stock option activity for the years ended December 31:

	2018		2017
		Weighted		Weighted
		Average		Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price

Options outstanding at beginning of year	2,010,000	$1.28	2,310,000	$1.29
Granted	―	―	―	―
Expired	—	—	—	―
Exercised	(375,000)	$1.74	(300,000)	$1.31

Options outstanding at end of year	1,635,000	$1.18	2,010,000	$1.28

Options exercisable at end of year	1,635,000	$1.18	2,010,000	$1.28

During the year ended December 31, 2018 and 2017, the Company did not recognize any stock-based compensation related to the vesting of prior issued stock options to employees and directors.  The Company at December 31, 2018 and 2017 had no remaining unrecognized expenses related to unvested stock options to employees and directors.  The aggregate intrinsic value of all stock options exercisable at December 31, 2018 was $1,732,000.

During the year ended December 31, 2018, stock options to purchase an aggregate of 375,000 shares of the Company's common stock were exercised (350,000 shares of which were exercised on a net exercise (cashless basis)), by a director of the Company (325,000 shares) and one other director of the Company (25,000 shares) at exercise prices ranging from $1.19 to $1.88 per share.  With respect to the options to purchase 350,000 shares on a net exercise (cashless) basis, aggregate net shares of 144,954 were delivered to the directors.

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

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017

NOTE F – STOCKHOLDERS' EQUITY (continued)

The following table presents information relating to all stock options outstanding and exercisable at December 31, 2018:

Weighted
		Weighted	Average
Range of		Average	Remaining
Exercise	Options	Exercise	Life in	Options
Price	Outstanding	Price	Years	Exercisable

$0.83 - $2.34	1,635,000	$1.18	1.49	1,635,000

[3]	Warrants
As of December 31, 2018, there were no outstanding warrants to purchase shares of the Company's common stock.

NOTE G – Marketable Securities

Marketable securities as of December 31, 2018 and 2017 were composed of:

	2018	2017
Certificates of deposit	$13,151,000	$2,000,000
Short term bond funds	14,723,000	7,750,000
Corporate bonds and notes	8,437,000	1,054,000
Total Marketable securities	$36,311,000	$10,804,000

The Company's marketable securities are measured at fair value and are accounted for in accordance with ASU 2016-01. Unrealized holding gains and losses on certificates of deposit and bond mutual funds are recorded in net realized and unrealized loss from investments on the consolidated statements of income and comprehensive income. Unrealized holding gains and losses, net of the related tax effect, on corporate bonds and notes are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Dividend and interest income are recognized when earned.  Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the marketable securities.

NOTE H – COMMITMENTS AND CONTINGENCIES

[1]	Legal fees:
Russ, August & Kabat provides legal services to the Company with respect to its pending patent litigation filed in May 2017 against Facebook, Inc. in the United States District Court for the Southern District of New York relating to several patents within the Company's Mirror Worlds Patent Portfolio (see Note J[4] to the Company's consolidated financial statements included in this Annual Report).  The terms of the Company's agreement with Russ, August & Kabat provide for cash payments on a monthly basis subject to a cap plus a contingency fee ranging between 15% and 24% of the net recovery (after deduction of expenses) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved.  The Company is responsible for all expenses incurred with respect to this litigation.

Russ, August & Kabat also provides legal services to the Company with respect to its pending patent litigations filed in April 2014 and December 2014 against Google Inc. and YouTube, LLC in the United States District Court for the Southern District of New York relating to certain patents within the Cox Patent Portfolio acquired by the Company from Dr. Cox (see Note J[3] hereof).  The terms of the Company's agreement with Russ, August & Kabat

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017

NOTE H – COMMITMENTS AND CONTINGENCIES (continued)

provide for legal fees on a full contingency basis ranging from 15% to 30% of the net recovery (after deduction of expenses) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved.  The Company is responsible for all expenses incurred with respect to this litigation.

Dovel & Luner, LLP provides legal services to the Company with respect to the Company's pending patent litigation filed in September 2011 against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, (Tyler Division) (see Note J[1]).  The terms of the Company's agreement with Dovel & Luner LLP essentially provide for legal fees on a full contingency basis ranging from 12.5% to 35% (with certain exceptions) of the net recovery (after deduction for expenses) depending on the stage of the preceding in which a result (settlement or judgment) is achieved.  For the year ended December 31, 2018 and 2017, the Company incurred contingent legal fees and expenses to Dovel & Luner of $6,930,000 and $2,954,000, respectively, with respect to the litigation.

Dovel & Luner, LLP also provided legal services to the Company with respect to the Company's patent litigation settled in July 2010 against several major data networking equipment manufacturers (see Note J[2]).  The terms of the Company's agreement with Dovel & Luner, LLP provided for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of up to 24% (based on the settlement being achieved at the trial stage) including legal fees of local counsel in Texas.  With respect to royalty payments payable quarterly by Cisco and other licensees to the Company pursuant to license agreements, the Company has an obligation to pay Dovel & Luner contingency fees.  During the years ended December 31, 2018 and 2017, total contingency fees incurred to Dovel & Luner, LLP were $-0- and $1,801,000, respectively.

[2]	Patent Acquisitions:
On February 28, 2013, the Company completed the acquisition of the Cox Patent Portfolio consisting of four patents (as well as a pending patent application) from Dr. Ingemar Cox, a technology leader in digital watermarking content identification, digital rights management and related technologies, for a purchase price of $1,000,000 in cash and 403,226 shares of the Company's common stock.  In addition, the Company is obligated to pay Dr. Cox 12.5% of the net proceeds (after deduction of expenses) generated by the Company from licensing, sale or enforcement of the patents.  Since the acquisition of the patent portfolio from Dr. Cox, the Company has been issued twenty-five (25) additional related patents by the USPTO resulting in an aggregate of twenty-nine (29) patents within the Cox Patent Portfolio.  Professional fees and filing fees of $169,000 were capitalized as patent cost.

On May 21, 2013, the Company's wholly-owned subsidiary, Mirror Worlds Technologies, LLC, acquired the Mirror Worlds Patents consisting of all of the patents previously owned by Mirror Worlds, LLC (which subsequently changed its name to Looking Glass LLC), including nine issued U.S. patents and five pending applications (one of which was issued in November 2013) covering foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system.

As consideration for the patent acquisition, the Company paid Mirror Worlds, LLC $3,000,000 in cash and issued 5-year warrants to purchase an aggregate of 1,750,000 shares of the Company's common stock (875,000 shares of common stock at an exercise price of $1.40 per share and 875,000 shares of common stock at an exercise price of $2.10 per share) (the "Looking Glass Warrants").  On June 3, 2014, the Company repurchased the Looking Glass Warrants from Looking Glass LLC at a cost of $505,000.  As part of the acquisition of the Mirror Worlds Patent Portfolio, the Company also entered into an agreement with Recognition Interface, LLC ("Recognition"), an entity that financed the commercialization of the patent portfolio prior to its sale to Mirror Worlds, LLC and also retained an interest in the licensing proceeds of the patent portfolio held by Mirror Worlds, LLC.  Pursuant to the Company's agreement with Recognition, Recognition and an affiliate received warrants to purchase an aggregate of 1,250,000 shares of the Company's common stock at prices ranging from $1.40 to $2.10 per share.  Recognition also received from the Company an interest in the net proceeds realized from the monetization of the Mirror Worlds Patent Portfolio as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; and (iii) 20% of any portion of the net proceeds in excess of $250 million.  Since entering into the agreement with Recognition in May 2013, the Company has paid Recognition an aggregate of $3,127,000 with respect to such net proceeds interest relating to the Mirror Worlds Patent Portfolio.  No such payments were made by the Company to Recognition during the year ended December 31, 2018 and December 31, 2017.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017

NOTE H – COMMITMENTS AND CONTINGENCIES (continued)

In January 2017, Recognition exercised warrants to purchase an aggregate of 375,000 shares of the Company's common stock, resulting in gross proceeds to the Company of $787,500.  As part of the acquisition of the Mirror Worlds Patent Portfolio, professional fees and filing fees of $409,000 were capitalized as patent cost.

On December 29, 2017, the Company acquired from M2M and IoT Technologies, LLC ("M2M") the M2M/IoT Patent Portfolio consisting of twelve (12) issued U.S. patents relating to, among other things, the enabling technology for authenticating, provisioning and using embedded SIM cards in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers as well as automobiles and drones.  The Company paid $1,000,000 to acquire the M2M/IoT Patent Portfolio from M2M and has an obligation to pay M2M 14% of the first $100 million of net proceeds (after deduction of expenses) and 5% of net proceeds greater than $100 million from Monetization Activities (as defined) related to the patent portfolio. In addition, M2M will be entitled to receive from the Company $250,000 of additional consideration upon the occurrence of certain future events related to the patent portfolio. As part of the acquisition of M2M/IoT Patent Portfolio, professional fees and filing fees of $88,000 were capitalized as patent cost.  Since the acquisition of the portfolio from M2M, the Company has been issued eight additional related U.S. patents resulting in an aggregate of twenty (20) issued U.S. patents.

[3]	Operating leases:

The Company's operating lease commitments at December 31, 2018 are comprised of the following:

Payments due by period
Less than 1 year	$117,000
1 to 3 years	20,000
3 to 5 years	—
Thereafter	—
Total	$137,000

The Company leases its principal office space in New York, New York at a monthly base rent of $3,900, which lease expires on May 31, 2020.

The Company leases office space in New Canaan, Connecticut expiring on September 30, 2019 at a base rent (inclusive of utilities) of $7,750 per month (increasing $100 per month each year), which is subject to annual adjustments to reflect increases in real estate taxes and operating expenses.

Mirror Worlds Technologies, LLC, the Company's wholly-owned subsidiary, entered into a one-year lease, at a base rent of $620 per month, to rent office space in Tyler, Texas which expired on November 30, 2018 and was not renewed.

Operating lease expense for the years ended December 31, 2018 and 2017 totaled $157,000 and $156,000, respectively.

[4]	Savings and investment plan:

The Company has a Savings and Investment Plan which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986.  The Company also may make discretionary annual matching contributions and profit sharing in amounts determined by the Board of Directors, subject to statutory limits.  The 401(k) Plan expense for the years ended December 31, 2018 and 2017 was $109,500 and $108,000, respectively.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017

NOTE I – EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

[1] On July 14, 2016, the Company entered into a new employment agreement ("Agreement") with its Chairman and Chief Executive Officer, pursuant to which he continues to serve as Chairman and Chief Executive Officer for a five year term, at an annual base salary of $475,000 which shall be increased by 3% per annum during the term of the Agreement.  The Agreement established an annual target bonus of $175,000 for the Chairman and Chief Executive Officer based upon performance.  During each of the years ended December 31, 2018 and December 31, 2017, the Company's Chairman and Chief Executive Officer received an annual discretionary bonus of $175,000.  In addition, the Company granted to the Chairman and Chief Executive Officer, under its 2013 Plan, 750,000 restricted stock units (the "RSUs", each RSU awarded by the Company represents a contingent right to receive one share of the Company's common stock) which vest in three tranches, as follows: (i) 250,000 RSUs shall vest on July 14, 2018, subject to the Chairman and Chief Executive's continued employment by the Company through the vesting date (the "Employment Condition"); (ii) 250,000 RSUs shall vest at any time beginning July 14, 2018 through July 14, 2021 in equal annual installments for the remaining term of employment, subject to (1) the Employment Condition being satisfied through each such annual vesting date and (2) the Company's common stock achieving a closing price (for 20 consecutive trading days) of a minimum of $3.25 per share (subject to adjustment for stock splits) at any time during the term of employment; and (iii) 250,000 RSUs vest at any time beginning July 14, 2018 through July 14, 2021 in equal annual installments for the remaining term of employment subject to (1) the Employment Condition being satisfied through each such annual vesting date and (2) the Company's common stock achieving a closing price (for 20 consecutive trading days) of a minimum of $4.25 per share (subject to adjustment for stock splits) at any time during the term of employment.  The aforementioned stock price vesting conditions of $3.25 per share and $4.25 per share have been satisfied.  Notwithstanding the aforementioned, in the event of a Change of Control (as defined), a Termination Other Than for Cause (as defined), or a termination of employment for Good Reason (as defined), all the 750,000 RSUs shall accelerate and become immediately fully vested.  All RSUs granted by the Company to its officers, directors or consultants have dividend equivalent rights.

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

Under the terms of the Agreement, so long as the Company's Chairman and Chief Executive Officer continues to serve as an executive officer of the Company, whether pursuant to the Agreement or otherwise, he shall also receive incentive compensation in an amount equal to 5% of the Company's gross royalties or other payments from Licensing Activities (as defined) (without deduction of legal fees or any other expenses) with respect to its Remote Power Patent and a 10% net interest (gross royalties and other payments after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company's royalties and other payments relating to Licensing Activities with respect to patents other than the Remote Power Patent (including the Company's Mirror Worlds Patent Portfolio, Cox Patent Portfolio and M2M/IoT Patent Portfolio) (collectively, the "Incentive Compensation").  During the year ended December 31, 2018 and December 31, 2017, the Company's Chairman and Chief Executive Officer earned Incentive Compensation of $1,106,000 and $823,000, respectively.  As of December 31,2018, and 2017, the amount of accrued compensation for the Company's Chairman and Chief Executive Officer was $109,000 and $346,000, respectively.

The Incentive Compensation shall continue to be paid to the Chairman and Chief Executive Officer for the life of each of the Company's patents with respect to licenses entered into with third parties during the term of his employment or at any time thereafter, whether he is employed by the Company or not; provided, that, the employment of the Chairman and Chief Executive Officer has not been terminated by the Company "For Cause" (as defined) or terminated by him without "Good Reason" (as defined).  In the event of a merger or sale of substantially all of the Company's assets, the Company has the option to extinguish the right of the Chairman and Chief Executive Officer to receive future Incentive Compensation by payment to him of a lump sum payment, in an amount equal to the fair market value of such future interest as determined by an independent third party expert if the parties do not reach agreement as to such value.  In the event that the Chairman and Chief Executive Officer employment is terminated by the Company "Other Than For Cause" (as defined) or by him for "Good Reason" (as defined), the Chairman and Chief Executive Officer shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) a pro-rated portion of the $175,000 target bonus provided bonus criteria have been

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017

NOTE I – EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS (continued)

satisfied on a pro-rated basis through the calendar quarter in which the termination occurs and (iii) accelerated vesting of all unvested options, RSUs or other awards.

In connection with the Agreement, the Company's Chairman and Chief Executive Officer also agreed not to compete with the Company as follows: (i) during the term of the Agreement and for a period of 12 months thereafter if his employment is terminated "Other Than For Cause" (as defined) provided he is paid his 12 month base salary severance amount and (ii) for a period of two years from the termination date, if terminated "For Cause" by the Company or "Without Good Reason" by the Chairman and Chief Executive Officer.

[2] The Company's Chief Financial Officer serves on an at-will basis pursuant to an offer letter, dated April 9, 2014, at an annual base salary of $175,000 (increased in June 2016 from $157,000).  The Company's Chief Financial Officer received an annual bonus of $30,000 each of the years ended December 31, 2018 and December 31, 2017.  In connection with the offer letter, the Chief Financial Officer was issued, under the 2013 Plan, a 5-year stock option to purchase 50,000 shares of the Company's common stock, at an exercise price of $1.65 per share, which option vested in two equal amounts (25,000 shares each) on each of December 31, 2014 and December 31, 2015.  On June 9, 2016, the Company's Chief Financial Officer was granted 50,000 RSUs.  Each RSU vested 50% on the one-year anniversary of the grant (June 9, 2017) and 50% vested on the two-year anniversary of grant (June 9, 2018).  In addition, in the event the Chief Financial Officer's employment is terminated without "Good Cause" (as defined), he shall receive (i) (a) 6 months base salary or (b) 12 months base salary in the event of a termination without "Good Cause" within 6 months following a "Change of Control" of the Company (as defined) and (ii) accelerated vesting of all remaining unvested shares underlying his options, RSUs or any other awards he may receive in the future.  On November 27, 2018, the Company's Chief Financial Officer was granted 40,000 RSUs, with 50% of such RSUs vesting on the one-year anniversary of the grant date (November 27,2019) and 50% vesting on the two-year anniversary of the grant date (November 27, 2020).

[3] The Company's Executive Vice President serves on an at-will basis at an annual base salary of $200,000.  The Executive Vice President received an annual bonus of $40,000 for each of the years ended December 31, 2018 and December 31, 2017.  On June 9, 2016, the Executive Vice President was granted 50,000 RSUs.  The RSUs vested 50% on the one-year anniversary of grant (June 9, 2017) and 50% vested on the two-year anniversary of grant (June 9, 2018).  On November 27, 2018, the Executive Vice President was granted 50,000 RSUs, which vested 50% on the one-year anniversary of the grant date (November 27, 2019) and 50% on the two-year anniversary of the grant date (November 27, 2020).

NOTE J – LEGAL PROCEEDINGS

[1] In September 2011, the Company initiated patent litigation against sixteen (16) data networking equipment manufacturers (and affiliated entities) in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of its Remote Power Patent.  Named as defendants in the lawsuit, excluding affiliated parties, were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inc., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transition Networks, Inc.  As of January 2018, the Company reached settlements with fifteen (15) of the sixteen (16) defendants with Hewlett-Packard Company ("HP") being the sole remaining defendant.

On November 13, 2017, a jury empaneled in the United States District Court for the Eastern District of Texas, Tyler Division, found that certain claims of the Company's Remote Power Patent were invalid and not infringed by HP.  On February 2, 2018, the Company moved to throw out the jury verdict and have the Court determine that certain claims of the Remote Power Patent are not obvious (invalid) as a matter of law by filing motions for judgment as a matter of law on validity and a new trial on validity and infringement.  On August 29, 2018, the District Court issued an order granting the Company's motion for judgment as a matter of law that the Remote Power Patent is valid, thereby overturning the jury verdict of invalidity and denied the Company's motion for a new trial on infringement.  On August 30, 2018, the Company appealed the District Court's denial of its motion for a new trial on infringement to the U.S. Court of Appeals for the Federal Circuit.  On September 13, 2018, HP filed a cross-appeal of the District Court's order that the Remote Power Patent is valid as a matter of law.  No hearing on the appeal has been set.  If the Company is unable to reverse the District Court order on appeal, or there is an arbitration ruling that the District Court order relieves the obligation of certain of the Company's licensees including Cisco, the Company's largest

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017

NOTE J – LEGAL PROCEEDINGS (continued)

licensee, to continue to pay royalties to the Company and the District Court order is not subsequently reversed on appeal, the Company's business, results of operations and cash-flow will continue to be materially adversely effected.

On November 1, 2017, defendant Juniper Networks, Inc. ("Juniper") agreed to settle its litigation with the Company for $13,250,000 for a fully-paid license to the Company's Remote Power Patent.  On December 8, 2017, the Company was advised by Juniper that it would not make the settlement payment to the Company as a result of the HP Jury Verdict and that there was no binding settlement agreement.  On January 16, 2018, the Company revised and closed its settlement with defendant Juniper.  The Company agreed to revise the settlement to avoid the possibility of protracted litigation regarding enforcing the settlement.  Under the terms of the revised settlement, Juniper paid the Company $12,700,000 and received a fully-paid license to the Remote Power Patent (and certain other patents owned by the Company) for its full term, which applies to its sales of PoE products.

On October 16, 2017, the U.S. Bankruptcy Court of the Southern District of New York approved the Company's settlement with defendant Avaya, Inc. ("Avaya").  As part of the settlement, Avaya, which on January 19, 2017 had filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, entered into a non-exclusive license agreement for the full term of the Remote Power Patent.  Under the terms of the license, Avaya paid a lump sum amount for sales of certain designated PoE products and agreed to pay ongoing royalties for other designated PoE products.  In addition, Avaya agreed that the Company shall have an allowed general unsecured claim in the amount of $37,500,000, as amended, relating to all acts occurring on or before January 19, 2017 ("Allowed Claim").

Under the Debtors' Second Amended Joint Chapter 11 Plan of Reorganization of Avaya Inc. and its Debtor Affiliates, which was approved by the Bankruptcy Court on November 28, 2017 and became effective on December 15, 2017, the Debtors estimated that the total amount of general unsecured claims that will ultimately be allowed will total approximately $305,000,000 which, based on the treatment of general unsecured creditors therein, would result in estimated recoveries for the holders of general unsecured claims of approximately 18.9% of their Allowed Claim.  On January 9, 2018, the Company sold its Allowed Claim to a third party for $6,320,000.

In October 2016, the Company entered a settlement agreement with Polycom, Inc. ("Polycom").  Under the terms of the settlement, Polycom entered into a non-exclusive license for the Remote Power Patent for its full term and is obligated to pay the Company a license initiation fee of $5,000,000 for past sales of its PoE products and ongoing royalties based on its sales of PoE products.  $2,000,000 of the license initiation fee was paid within 30 days and the balance is payable in three annual installments of $1,000,000 beginning in October 2017. Payments due in October 2018 and October 2019 need not be paid by Polycom if all asserted claims of the Company's Remote Power Patent have been found invalid.  Since the District Court in August 2018 granted the Company's motion for judgment as a matter of law that the Remote Power Patent is valid thereby overturning the HP Jury Verdict of invalidity, Polycom became obligated to make the aforementioned remaining aggregate payments of $2,000,000 to the Company (of which $1,000,000 was paid in November 2018.)

[2] In July 2010, the Company settled its patent litigation pending in the United States District Court for the Eastern District of Texas, Tyler Division, against Adtran, Inc, Cisco Systems, Inc. and Cisco-Linksys, LLC, (collectively, "Cisco"), Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., and 3Com Corporation, Inc.  As part of the settlement, Adtran, Cisco, Enterasys, Extreme Networks and Foundry Networks each entered into a settlement agreement with the Company and entered into non-exclusive licenses for the Company's Remote Power Patent (the "Licensed Defendants").  Under the terms of the licenses, the Licensed Defendants made aggregate payments to the Company of approximately $32,000,000 upon settlement and agreed to license the Remote Power Patent for its full term, which expires in March 2020.  In accordance with the Settlement and License Agreement, dated May 25, 2011 (the "Agreement"), Cisco is obligated to pay the Company royalties (which began in the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments per year of $9 million beginning in 2016 for the remaining term of the patent.  The royalty payments from Cisco are subject to certain conditions including that there is no "Adverse Ruling" (as defined in the Agreement) involving the Remote Power Patent.  Under the terms of the Agreement, if the Company grants other licenses with lower royalty rates to third parties (as defined in the

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017

NOTE J – LEGAL PROCEEDINGS (continued)

Agreement), Cisco shall be entitled to the benefit of the lower royalty rates provided it agrees to the material terms of such other license.  Under the terms of the Agreement, the Company has certain obligations to Cisco and if it materially breaches such terms, Cisco will be entitled to stop paying royalties to the Company.

The Company's seventeen (17) licensees with royalty bearing licenses are obligated to pay the Company ongoing royalties on a quarterly or monthly basis for the life of its Remote Power Patent (through March 2020), subject to certain conditions.  These conditions include the continued validity of certain claims of the Remote Power Patent or a finding that a third party's PoE products are found not to infringe the Remote Power Patent and such finding applies to the applicable licensee's licensed products.  As a result of the HP Jury Verdict several of the Company's largest licensees, including Cisco, its largest licensee, notified the Company in late November 2017 and January 2018 that they will no longer make ongoing royalty payments to the Company pursuant to their license agreements.  If the Company successfully overturns the District Court judgment of non-infringement in the appeal to the Federal Circuit, certain licensees of the Remote Power Patent, including Cisco, will be obligated to pay the Company ongoing royalties and all royalties that accrued but were not paid following (and prior to) the HP Jury Verdict in November 2017.  If the Company is unable to reverse the District Court order of non-infringement on appeal, or there is an arbitration ruling that certain of our licensees, including Cisco, are relieved of their obligations to pay royalties and the District Court order of non-infringement is not subsequently reversed on appeal, the Company's business, results of operations and cash-flow will continue to be materially adversely effected (see Note J[1] hereof).

[3] On April 4, 2014 and December 3, 2014, the Company initiated litigation against Google Inc. ("Google") and YouTube, LLC ("YouTube") in the United States District Court for the Southern District of New York for infringement of several of its patents within its Cox Patent Portfolio acquired from Dr. Cox (see Note H[2] hereof) which relate to the identification of media content on the Internet.  The lawsuit alleges that Google and YouTube have infringed and continue to infringe certain of the Company's patents by making, using, selling and offering to sell unlicensed systems and related products and services, which include YouTube's Content ID system.  In May 2014, the defendants filed an answer to the complaint and asserted defenses of non-infringement and invalidity.

The above referenced litigations that the Company commenced in the United States District Court for the Southern District of New York in April 2014 and December 2014 against Google and YouTube were subject to a court ordered stays which were in effect from July 2, 2015 until January 2, 2019 as a result of proceedings at the Patent Trial and Appeal Board (PTAB) and the appeals of PTAB Final Written Decisions to the U.S Court of Appeals for the Federal Circuit as described below.  Pursuant to a Joint Stipulation and Order Regarding Lifting of Stays, entered on January 2, 2019, the parties agreed, among other things, that the stays with respect to the litigations were lifted.  In addition, the Company agreed not to assert certain patent claims which were asserted in the litigation commenced in April 2014 (and which were the subject of the IPRs described below).  The Company was permitted to substitute new claims.  Google also agreed to terminate the pending IPR proceedings that were subject to remand by the U.S. Court of Appeals for the Federal Circuit as described below.  In January 2019, the two litigations against Google and YouTube were consolidated.  The Court has set a claim construction hearing for August 26, 2019 and discovery is to be completed by September 30, 2019.

In December 2014, Google filed four petitions to institute Inter Partes Review proceedings (the "IPRs") at the PTAB pertaining to certain patents within the Company's Cox Patent Portfolio.  In each of the IPRs, Google sought to invalidate certain claims of the Company's patents within its Cox Patent Portfolio which have been asserted by the Company in litigations against Google and YouTube pending in the United States District Court for the Southern District of New York as described above. On June 20, 2016, the PTAB issued its Final Written Decisions in the four pending IPRs finding eighty-six (86) claims "not unpatentable" (valid) and in total,

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017

NOTE J – LEGAL PROCEEDINGS (continued)

one hundred nineteen (119) out of one hundred and twenty-nine (129) or 92% of the challenged claims of the patents survived.  None of our asserted claims in the pending litigations against Google and YouTube were found invalid.  On March 26, 2018, the U.S. Court of Appeals for the Federal Circuit vacated certain rulings of the PTAB's Final Written Decisions in favor of the Company determining that the PTAB erred in its construction of a certain claim term and remanded the four cases to the PTAB for further proceedings to address the claims that contained the term that was erroneously construed.  The Federal Circuit left undisturbed the PTAB's findings that the remaining claims of the patents (that did not include this certain claim term) are not invalid.

On April 13, 2015, Google filed a Petition for Covered Business Method Review ("CBM") at the PTAB seeking to invalidate claims pertaining to the Company's U.S. Patent No. 8,904,464, the patent asserted by the Company in its litigation against Google and YouTube filed on December 3, 2014 as referenced above.  On October 18, 2016, the PTAB issued its Final Written Decision in favor of the Company with respect to the CBM and ruled that Google had failed to show that any of the thirty-four (34) claims of the Company's U.S. Patent 8,904,464 were unpatentable.  On January 23, 2018, the U.S. Court of Appeals for the Federal Circuit affirmed the Final Written Decision of the PTAB in favor of the Company relating to the CBM.

[4] On May 9, 2017, Mirror Worlds Technologies, LLC, the Company's wholly-owned subsidiary, initiated litigation against Facebook, Inc. ("Facebook") in the United States District Court for the Southern District of New York, for infringement of U.S. Patent No. 6,006,227, U.S. Patent No. 7,865,538 and U.S. Patent No. 8,255,439 (among the patents within the Company's Mirror Worlds Patent Portfolio).  The lawsuit alleged that the asserted patents are infringed by Facebook's core technologies that enable Facebook's Newsfeed and Timeline features.  The lawsuit further alleged that Facebook's unauthorized use of the stream-based solutions of the Company's asserted patents has helped Facebook become the most popular social networking site in the world.  The Company sought, among other things, monetary damages based upon reasonable royalties.  On May 7, 2018, Facebook filed a motion for summary judgment on non-infringement.  On August 11, 2018, the Court issued an order granting Facebook's motion for summary judgment of non-infringement and dismissed the case.  On August 17, 2018, the Company filed a Notice of Appeal to appeal the summary judgment decision to the U.S. Court of Appeals for the Federal Circuit.  On December 10, 2019, the Company filed its opening brief with respect to the appeal and Facebook filed its responsive brief on February 1, 2019.  No hearing on the appeal has been set.

[5] On November 13, 2018, the Company filed a lawsuit against Dell, Inc. in the District Court, 241st Judicial District, Smith County, Texas, for breach of a settlement and license agreement, dated August 15, 2016, with the Company as a result of Dell's failure to make royalty payments, and provide corresponding royalty reports, to the Company based on sales of Dell's PoE products.  The Company believes Dell is obligated to pay the Company all prior unpaid royalties that accrued prior to and after the date of the HP Jury Verdict (November 2017) as well as future royalties through the expiration of the Remote Power Patent in March 2020.  On December 7, 2018, Dell filed its Answer and Counterclaim. Dell denied the claim asserted by the Company and asserted a counterclaim in excess of $1,000,000.  On January 28, 2019, Dell brought a motion to stay the case as a result of the Company's pending appeal of the District Court order overturning the HP Jury Verdict on non-infringement to the U.S. Court of Appeals for the Federal Circuit and HP's appeal of the District Court's order that the Remote Power Patent is valid as a matter of law.  A hearing on Dell's motion is scheduled for April 18, 2019.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017

NOTE K – EQUTY INVESTMENT

On December 18, 2018, the Company agreed to make an investment of up to $5,000,000 in ILiAD Biotechnologies, LLC ("ILiAD"), a privately held development stage biotechnology company dedicated to the prevention of human disease caused by Bordetella pertussis with a current focus on its proprietary intranasal vaccine, BPZE1, for the prevention of pertussis (whooping cough). The investment by the Company is part of a financing of up to approximately $15,200,000 of Class C units of ILiAD, consisting of two tranches.

The Company made an initial investment at the December 18, 2018 closing of $2,500,000 to purchase 1,111,111 Class C units at $2.25 per unit and received five-year warrants to purchase 366,666 Class C units at an exercise price of $2.75 per unit.  The Company owned approximately 7.1% of the outstanding units of ILiAD (on a non-fully diluted basis) at December 31, 2018. In connection with its investment, the Company's Chairman and Chief Executive Officer obtained a seat on ILiAD's Board of Managers.

The Company is obligated to invest an additional $2,500,000 to purchase 943,396 Class C units at $2.65 per unit (and will also receive additional five-year warrants to purchase 311,320 Class C units at an exercise price of $3.50 per unit) contingent upon ILiAD receiving, on or before December 31, 2019, an "allowed-to-proceed" notification from the FDA for a Phase 2b clinical study.  Following completion of the Class C unit financing (assuming completion of the second tranche), the Company will own approximately 10.7% of the outstanding units of ILiAD (on a non-fully diluted basis).

The Company incurred approximately $41,000 of advisory and legal expenses in conjunction with its equity investment in ILiAD which have been capitalized as a component of the equity investment carrying value at December 31, 2018.

The Company's investment in ILiAD is accounted for as an equity method investment in accordance with ASC 323, Investments — Equity Method and Joint Ventures as the Company has the ability to exercise significant influence, but not control, over ILiAD. The Company's investment in ILiAD is measured at cost minus impairment, if any, plus or minus the Company's share of ILiAD's income or loss. The Company's proportionate share of the income or loss from its investment in ILiAD is recognized on a one-quarter lag.

The difference between the Company's share of equity in ILiAD's net assets and the equity investment carrying value reported on the Company's consolidated balance sheet at December 31, 2018 is due to an excess amount paid over the book value of the investment totaling approximately $2,500,000 which is accounted for as equity method goodwill.

NOTE L – CONCENTRATIONS

Revenue from two licensees constituted approximately 66% of the Company's revenue for the year ended December 31, 2018.  Revenue from the sale of the Company's unsecured claim against Avaya, Inc. constituted approximately 29% of the Company's revenue for the year ended December 31, 2018.  Revenue from three licensees constituted approximately 67% of the Company's revenue for the year ended December 31, 2017.  At December 31, 2018, royalty receivables from four licensees constituted approximately 80% of the Company's royalty receivables.  At December 31, 2017, royalty receivables from three licensees constituted approximately 79% of the Company's royalty receivables.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2018 and 2017

NOTE M – STOCK REPURCHASE PROGRAM

On June 14, 2017, the Company's Board of Directors authorized an extension and increase of the Share Repurchase Program to repurchase up to $5,000,000 of the Company's common stock over the subsequent 24-month period.  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the Company's discretion.  The timing and amount of the shares repurchased are determined by management based on its evaluation of market conditions and other factors.  The repurchase program may be increased, suspended or discontinued at any time.

During the year ended December 31, 2018, the Company repurchased an aggregate of 578,845 shares of its common stock pursuant to the Share Repurchase Program at a cost of approximately $1,597,000 (exclusive of commissions) or an average price per share of $2.76 per share.

Since inception of the Share Repurchase Program (August 2011) through December 31, 2018, the Company has repurchased an aggregate of 8,154,398 shares of its common stock at a cost of approximately $15,142,000 (exclusive of commissions) or an average per share price of $1.86 per share.

NOTE N – DIVIDEND POLICY

On December 7, 2016, the Board of Directors of the Company approved the initiation of a dividend policy providing for the payment of a semi-annual cash dividend of $0.05 per common share ($0.10 per common share annually) commencing in 2017.  The Company anticipates paying the semi-annual dividends in March and September of each year.  It is anticipated that the semi-annual cash dividend will continue to be paid through March 2020 (the expiration of the Company's Remote Power Patent) provided that the Company continues to receive royalties from licensees of its Remote Power Patent.  On February 9, 2018, the Board of Directors of the Company declared an initial semi-annual cash dividend of $0.05 per common share with a payment date of March 23, 2018 to all common stockholders of record as of March 9, 2018. On July 26, 2018, the Board of Directors declared a semi-annual cash dividend of $0.05 per share with a payment date of September 20, 2018 to all common stockholders of record as of September 4, 2018.  On February 11, 2019, the Board of Directors of the Company, pursuant to its dividend policy, declared a semi-annual cash dividend of $0.05 per common share which is payable on March 25, 2019 to all common stockholders of record as of March 11, 2019.

However, if the Company is unable to overturn the District Court order of non-infringement on appeal to the U.S. Court of Appeals for the Federal Circuit with respect to its trial with Hewlett-Packard involving its Remote Power Patent (see Note J[1] hereof), or there is not an arbitration ruling that the District Court order of non-infringement does not apply to certain licensees of the Remote Power Patent, the Board of Directors may decide to modify or discontinue annual cash dividends of an aggregate of $0.10 per common share.  The Company's dividend policy undergoes a periodic review by its Board of Directors and is subject to change at any time depending on the Company's earnings, financial requirements and other factors existing at the time.

NOTE O – RELATED PARTY TRANSACTIONS

On May 30, 2018, the Company repurchased from a director 75,000 shares of its common stock at a purchase price per share of $2.77 or aggregate consideration of $207,750 (see Note M hereof).

NOTE P – SUBSEQUENT EVENTS

On January 15, 2019, the Company issued 15,000 RSUs to each of its three non-management directors as a grant for the year 2019 service on the Board of Directors.  The RSUs vest in four equal quarterly amounts of 3,750 shares of common stock on March 15, 2019, June 15, 2019, September 15, 2019 and December 15, 2019, subject to continued service on the Board of Directors.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)   Financial Statements:

The following are included under Item 8 "Financial Statements and Supplementary Data":

Report of Independent Registered Public Accounting Firm
Consolidated balance sheets as of December 31, 2018 and 2017
Consolidated statements of income and comprehensive income for the years ended December 31, 2018 and 2017
Consolidated statements of changes in stockholders' equity for the years ended December 31, 2018 and 2017
Consolidated statements of cash flows for the years ended December 31, 2018 and 2017
Notes to consolidated financial statements

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

10.6
Settlement and License Agreement, dated May 25, 2011, among the Company, Corey M. Horowitz, CMH Capital Management Corp. and Cisco and Cisco Consumer Products, LLC.  Portions have been omitted pursuant to an order granting confidentiality treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 as amended.  Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 1, 2011 and incorporated herein by reference.

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

14	Code of Ethics. Previously filed as Exhibit 14 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 14, 2004 and incorporated herein by reference.

21.1*	List of Subsidiaries of Registrant.

23.1*	Consent of Friedman, LLP, Independent Registered Public Accounting Firm.

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101*	Interactive data files: *

101.INS	XBRL Instance Document.

101.SCH	XBRL Scheme Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

___________________________________________
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
March 29, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/ Corey M. Horowitz Corey M. Horowitz	Chairman and Chief Executive Officer, Chairman of the Board of Directors (principal executive officer)	March 29, 2019

/s/ David Kahn David Kahn	Chief Financial Officer, Secretary and a Director (principal financial officer and principal accounting officer)	March 29, 2019

/s/ Emanuel Pearlman Emanuel Pearlman	Director	March 29, 2019

/s/ Niv Harizman Niv Harizman	Director	March 29, 2019

/s/ Allison Hoffman Allison Hoffman	Director	March 29, 2019