Form 10-Q
period 2019-03-31
NETWORK 1 TECHNOLOGIES INC
filed 2019-05-15
CIK 1065078

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 1-15288

NETWORK-1 TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	11-3027591 (IRS Employer Identification No.)

445 Park Avenue, Suite 912 New York, New York (Address of Principal Executive Offices)	10022 (Zip Code)

              212-829-5770
(Registrant's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $0.01 per share	Trading symbol NTIP	Name of each exchange on which registered NYSE American

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§223.405) of this chapter during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

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

The number of shares of the registrant's common stock, $.01 par value per share, outstanding as of May 10, 2019 was 23,889,598.

NETWORK-1 TECHNOLOGIES, INC.

Form 10-Q Index

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

NETWORK-1 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2019	December 31, 2018
ASSETS:

CURRENT ASSETS:
Cash and cash equivalents	$21,650,000	$23,763,000
Marketable securities, at fair value	30,837,000	31,228,000
Royalty receivables, net	774,000	444,000
Other current assets	83,000	112,000

Total Current Assets	53,344,000	55,547,000

OTHER ASSETS:
Deferred tax assets	233,000	168,000
Patents, net of accumulated amortization	1,959,000	1,989,000
Equity investment	2,445,000	2,541,000
Operating leases right-of-use asset	95,000	—
Security deposits	21,000	21,000

Total Other Assets	4,753,000	4,719,000

TOTAL ASSETS	$58,097,000	$60,266,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$395,000	$67,000
Income taxes payable	197,000	197,000
Accrued contingency fees and related costs	198,000	1,136,000
Accrued payroll	68,000	486,000
Operating lease obligations – current	88,000	—
Other accrued expenses	140,000	175,000

TOTAL CURRENT LIABILITIES	$1,086,000	$2,061,000

Operating lease obligations	8,000	—

TOTAL LIABILITIES	$1,094,000	$2,061,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value, authorized 10,000,000 shares;
none issued and outstanding at March 31, 2019 and
December 31, 2018	—	—

Common stock, $0.01 par value; authorized 50,000,000 shares;
23,782,761 and 23,735,927 shares issued and outstanding at
March 31, 2019 and December 31, 2018, respectively	238,000	237,000

Additional paid-in capital	65,294,000	65,151,000
Accumulated deficit	(8,558,000)	(7,102,000)
Accumulated other comprehensive income (loss)	29,000	(81,000)

TOTAL STOCKHOLDERS' EQUITY	57,003,000	58,205,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$58,097,000	$60,266,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31
	2019	2018

REVENUE	$606,000	$19,463,000

OPERATING EXPENSES:
Costs of revenue	146,000	7,259,000
Professional fees and related costs	307,000	518,000
General and administrative	488,000	507,000
Amortization of patents	54,000	70,000
Stock-based compensation	144,000	226,000

TOTAL OPERATING EXPENSES	1,139,000	8,580,000

OPERATING INCOME(LOSS)	(533,000)	10,883,000
OTHER INCOME:
Interest income, net	301,000	143,000
Net realized and unrealized gain from investments	23,000	—
Total other income	324,000	143,000

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN
NET LOSSES OF EQUITY METHOD INVESTEE	(209,000)	11,026,000

INCOME TAXES (BENEFIT):
Current	—	2,425,000
Deferred taxes, net	(65,000)	—
Total income taxes (benefit)	(65,000)	2,425,000

INCOME (LOSS) BEFORE EQUITY IN NET LOSS OF EQUITY METHOD INVESTEE:	(144,000)	8,601,000

Share of net losses of equity method investee	(96,000)	—

NET INCOME (LOSS)	$(240,000)	$8,601,000

Net Income (Loss) Per Share
Basic	$(0.01)	$0.36
Diluted	$(0.01)	$0.34

Weighted average common shares outstanding:
Basic	23,745,848	23,807,014
Diluted	23,745,848	25,611,497

Cash dividends declared per share	$0.05	$0.05

NET INCOME (LOSS)	$(240,000)	$8,601,000

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding gain (loss) on corporate bonds and notes arising during the period, net of tax	110,000	(25,000)

COMPREHENSIVE INCOME (LOSS)	$(130,000)	$8,576,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2019

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance – December 31, 2018	23,735,927	$237,000	$65,151,000	$(7,102,000)	$(81,000)	$58,205,000
Dividends and dividend equivalents declared	—	—	—	(1,215,000)	—	(1,215,000)
Stock-based compensation	—	—	144,000	—	—	144,000
Vesting of restricted stock units	11,250	—	—	—	—	—
Cashless exercise of options	35,884	1,000	(1,000)	—	—	—
Treasury stock purchased and retired	(300)	—	—	(1,000)	—	(1,000)
Net unrealized gain on corporate bonds and notes	—	—	—	—	110,000	110,000
Net loss	—	—	—	(240,000)	—	(240,000)
Balance – March 31, 2019	23,782,761	$238,000	$65,294,000	$(8,558,000)	$29,000	$57,003,000

THREE MONTHS ENDED MARCH 31, 2018

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance – December 31, 2017	23,843,915	$238,000	$64,435,000	$(10,219,000)	$(42,000)	$54,412,000
Dividends and dividend equivalents declared	—	—	—	(1,228,000)	—	(1,228,000)
Stock-based compensation	—	—	226,000	—	—	226,000
Vesting of restricted stock units	11,250	—	—	—	—	—
Cashless exercise of options	26,890	1,000	—	—	—	1,000
Proceeds from exercise of options	25,000	1,000	29,000	—	—	30,000
Treasury stock purchased and retired	(153,993)	(2,000)	—	(397,000)	—	(399,000)
Net unrealized (loss) on corporate bonds and notes	—	—	—	—	(25,000)	(25,000)
Net income	—	—	—	8,601,000	—	8,601,000
Balance – March 31, 2018	23,753,062	$238,000	$64,690,000	$(3,243,000)	$(67,000)	$61,618,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(240,000)	$8,601,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of patents	54,000	70,000
Stock-based compensation	144,000	226,000
Loss from equity investment	96,000	—
Unrealized gains on marketable securities	(14,000)	—
Deferred tax benefit	(65,000)	—

Changes in operating assets and liabilities:
Royalty receivables	(330,000)	151,000
Prepaid taxes	—	125,000
Other current assets	29,000	22,000
Operating lease right-of-use assets	33,000	—
Accounts payable	328,000	185,000
Income taxes payable	—	2,319,000
Operating lease obligations	(31,000)	—
Accrued expenses	(1,419,000)	5,223,000
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,415,000)	16,922,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities	10,586,000	—
Purchases of marketable securities	(10,068,000)	(9,761,000)
Development of patents	(24,000)	(27,000)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	494,000	(9,788,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,191,000)	(1,188,000)
Repurchases of common stock, inclusive of commissions	(1,000)	(399,000)
Proceeds from exercise of options and warrants	—	30,000

NET CASH USED IN FINANCING ACTIVITIES	(1,192,000)	(1,557,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,113,000)	5,557,000

CASH AND CASH EQUIVALENTS, beginning of period	23,763,000	51,101,000

CASH AND CASH EQUIVALENTS, end of period	$21,650,000	$56,678,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH FINANCING ACTIVITY
Accrued dividend rights on restricted stock units	$27,000	$41,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

NETWORK-1 TECHNOLOGIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS:

[1] BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of the management of Network-1 Technologies, Inc. (the "Company"), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 2019, and the results of its operations and comprehensive income (loss) for the three month periods ended March 31, 2019 and March 31, 2018, changes in stockholders' equity for the three month periods ended March 31, 2019 and March 31, 2018, and its cash flows for the three month periods ended March 31, 2019 and March 31, 2018.  The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP may have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2019. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations to be expected for the full year.

The accompanying condensed consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, Mirror Worlds Technologies, LLC.

[2] BUSINESS

The Company is engaged in the development, licensing and protection of its intellectual property assets.  The Company presently owns sixty-six (66) patents including (i) the remote power patent (the "Remote Power Patent") covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) the Mirror Worlds patent portfolio (the "Mirror Worlds Patent Portfolio") relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) the Cox patent portfolio (the "Cox Patent Portfolio") relating to enabling technology for identifying media content on the Internet and taking further actions to be performed based on such identification; (iv) M2M/IoT patent portfolio (the "M2M/IoT Patent Portfolio") relating to, among other things, enabling technology for authenticating, provisioning and using embedded sim cards in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers; and (v) QoS patents (the "QoS Patents") covering systems and methods for the transmission of audio, video and data over computer and telephony networks in order to achieve high quality of service (QoS) (the "QoS Patents"). The Company has been actively engaged in licensing its Remote Power Patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables.  As of March 31, 2019, the Company had entered into twenty-seven (27) license agreements with respect to its Remote Power Patent.  The Company has also entered into two license agreements with respect to its Mirror Worlds Patent Portfolio.

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS (continued)

The Company's current strategy includes continuing to pursue licensing opportunities for its intellectual property assets.  In addition, the Company continually reviews opportunities to acquire or license additional intellectual property as well as other strategic alternatives.  The Company's patent acquisition strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as the Company has achieved with respect to its Remote Power Patent and Mirror Worlds Patent Portfolio.  In addition, the Company may enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.

On November 13, 2017, a jury empaneled in the U.S. District Court for the Eastern District of Texas, Tyler Division, found that certain claims of the Company's Remote Power Patent were invalid and not infringed by Hewlett-Packard (the "HP Jury Verdict").  On August 29, 2018, the District Court (i) granted the Company's motion for judgment as a matter of law that its Remote Power Patent is valid, thereby overturning the HP Jury Verdict of invalidity and (ii) denied the Company's motion for a new trial on infringement.  The Company has appealed the District Court's denial of its motion for a new trial on infringement to the U.S. Court of Appeals for the Federal Circuit (see Note I[1] hereof).  The HP Jury Verdict had a material adverse effect on the Company's results of operations and cash-flow for the year ended December 31, 2018 and the three months ended March 31, 2019 and will continue to do so for the life of the Company's Remote Power Patent (March 2020) unless the District Court judgment of non-infringement is reversed on appeal.  The Company has been dependent upon its Remote Power Patent for a significant portion of its revenue.  As a result of the HP Jury Verdict, several of the Company's largest licensees, including Cisco Systems, Inc., its largest licensee, notified the Company in late November 2017 and January 2018 that they will no longer make ongoing royalty payments to the Company pursuant to their license agreements.  If the Company successfully overturns the District Court order of non-infringement in its appeal to the Federal Circuit, certain licensees of the Remote Power Patent, including Cisco, will be obligated to pay the Company ongoing royalties and all royalties that accrued but were not paid following (and prior to) the HP Jury Verdict in November 2017.  If the Company is unable to reverse the District Court order of non-infringement on appeal, or there is an arbitration ruling that certain of the Company's licensees, including Cisco, are relieved of their obligations to pay the Company royalties and the District Court order of non-infringement is not subsequently reversed on appeal, the Company's business, results of operations and cash-flow will continue to be materially adversely effected (see Note I[1] and Note I[2] hereof).

Consistent with the Company's prior view, the District Court decision overturning the HP Jury Verdict on invalidity as referenced above confirmed the obligations of certain licensees to pay the Company all prior unpaid royalties, including those that accrued after the date of the HP Jury Verdict (November 13, 2017), as well as future royalties through the expiration of the Remote Power Patent in March 2020 (see Note I[1] to our unaudited condensed consolidated financial statements included in this quarterly report).  Notwithstanding the District Court decision overturning the HP Jury Verdict on validity, Dell Inc. refused to pay us all unpaid royalties that accrued prior to and after the HP Verdict and in November 2018 we instituted litigation against Dell to collect such unpaid royalties (see Note I[5] to the Company's unaudited condensed consolidated financial statements included in this quarterly report).

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS (continued)

Consistent with the Company's revenue recognition policy (see Note B[4] hereof), the Company did not record revenue for 2018 and for the three months ended March 31, 2019 from certain licensees, including Cisco, who notified the Company they would not pay the Company ongoing royalties as a result of the HP Jury Verdict.  The Company disagrees with the position taken by such licensees and may pursue arbitration if it does not achieve a satisfactory resolution (see Note I[1] and I[2] hereof).

Note B – Summary of Significant Accounting Policies

[1]	Use of Estimates and Assumptions
The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company's unaudited condensed consolidated financial statements include revenue recognition, stock-based compensation, income taxes, valuation of patents and equity method investments, including evaluation of the Company's basis difference.  Actual results could be materially different from those estimates, upon which the carrying values were based.

[2]	Cash and Cash Equivalents
The Company maintains cash deposits in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC").  Accounts at each institution are insured by the FDIC up to $250,000. At March 31, 2019, the Company maintained a cash balance of $15,032,000 in excess of the FDIC insured limit.

The Company considers all highly liquid short-term investments, including certificates of deposit and money market funds, that are purchased with an original maturity of three months or less to be cash equivalents.

[3]	Marketable Securities
The Company's marketable securities are comprised of certificates of deposit with original maturity greater than three months from date of purchase, bond mutual funds, and corporate bonds and notes (see Note F). At March 31, 2019, included in marketable securities, the Company had aggregate certificates of deposit of $11,126,000 at financial institutions which constituted $1,500,000 in excess of the FDIC limit. The Company's marketable securities are measured at fair value and are accounted for in accordance with ASU 2016-01. Unrealized holding gains and losses on certificates of deposit and bond mutual funds are recorded in net realized and unrealized gain (loss) from investments on the unaudited condensed consolidated statements of income and comprehensive income. Unrealized holding gains and losses, net of the related tax effect, on corporate bonds and notes are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Dividend and interest income are recognized when earned.  Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the marketable securities.

[4]	Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASC 606"), using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018.

Note B – Summary of Significant Accounting Policies (continued)

Under ASC 606, revenue is recognized when the Company completes the licensing of its intellectual property to its licensees, in an amount that reflects the consideration the Company expects to be entitled to in exchange for licensing its intellectual property.

The Company determines revenue recognition through the following steps:

•	identification of the license agreement;
•	identification of the performance obligations in the license agreement;
•	determination of the consideration for the license;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when the Company satisfies its performance obligations.

Revenue disaggregated by source is as follows:
	Three Months Ended March 31
	2019		2018
Fully-Paid Licenses	$130,000	(1)	$12,700,000
Royalty Bearing Licenses	476,000		443,000
Other Revenue	—		6,320,000	(2)
Total Revenue	$606,000		$19,463,000

__________________________
(1)  Represents conversion of an existing royalty bearing license to a fully-paid license.
(2)  Revenue from the sale of the Company's unsecured claim against Avaya, Inc. to an unaffiliated third party (see Note I[1] hereof).

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

Note B – Summary of Significant Accounting Policies (continued)

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

Equity method investments are equity securities in entities the Company does not control but over which it has the ability to exercise significant influence. These investments are accounted for under the equity method of accounting in accordance with ASC 323, Investments — Equity Method and Joint Ventures (see Note J hereof). Equity method investments are measured at cost minus impairment, if any, plus or minus the Company's share of an investee's income or loss. The Company's proportionate share of the income or loss from equity method investments is recognized on a one-quarter lag. When the Company's carrying value in an equity method investment is reduced to zero, no further losses are recorded in the Company's financial statements unless the Company guaranteed obligations of the investee company or has committed additional funding.

When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized. Upon sale of equity method investments, the difference between sales proceeds and the carrying amount of the equity investment is recognized in profit or loss.

Note B – Summary of Significant Accounting Policies (continued)

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

[7]	Costs of Revenue

The Company includes in costs of revenue for the three months ended March 31, 2019 and 2018 contingent legal fees payable to patent litigation counsel (see Note G[1] hereof), other contractual payments related to net proceeds from settlements (see Note G[2] hereof) and incentive bonus compensation payable to its Chairman and Chief Executive Officer (see Note H[1] hereof).

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

ASC 740-10, Accounting for Uncertainty in Income Taxes, defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.  The Company had no uncertain tax positions as of March 31, 2019 and 2018.

U.S. federal, state and local income tax returns prior to 2015 are not subject to examination by any applicable tax authorities, except that tax authorities could challenge returns (only under certain circumstances) for earlier years to the extent they generated loss carry-forwards that are available for those future years. In July 2018, the Internal Revenue Service notified the Company that it was examining its 2016 federal tax return.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act ("Tax Act"), which made significant changes to the U.S. federal income tax law.  The Tax Act affects 2018 and forward, including, but not limited to, a reduction in the federal corporate rate from 35.0% to 21.0%, elimination of the corporate alternative minimum tax, a new limitation on the deductibility of certain executive compensation, limitations on net operating losses generated after December 31, 2017 and various other items.

Note B – Summary of Significant Accounting Policies (continued)

The personal holding company ("PHC") rules under the Internal Revenue Code impose a 20% tax on a PHC's undistributed personal holding company income ("PHC Income"), which means, in general, taxable income subject to certain adjustments.  For a corporation to be classified as a PHC, it must satisfy two tests: (i) that more than 50% in value of its outstanding shares must be owned directly or indirectly by 5 or fewer individuals at anytime during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the "Ownership Test") and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the "Income Test").  In the second half of 2018 (as well as during the second half of prior years), the Company did not meet the Ownership Test.  Due to the significant number of shares held by the Company's largest shareholders, the Company continually assesses its share ownership to determine whether it meets the Ownership Test.  If the Ownership Test were met and the income generated by the Company were determined to constitute "royalties" within the meaning of the Income Test, the Company would constitute a PHC and the Company would be subject to a 20% tax on the amount of any PHC Income that it does not distribute to its shareholders.

[9]	Stock-Based Compensation

The Company accounts for its stock-based compensation awards to employees and directors in accordance with FASB ASC Topic 718, Compensation - Stock Compensation ("ASC 718"). ASC 718 requires all stock-based compensation to employees, including grants of employee stock options and restricted stock units, to be recognized in the condensed consolidated statements of income and comprehensive income based on their grant date fair values.

Compensation expense related to awards to employees is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Share based payments issued to non-employees are recorded at their fair values and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period and are expensed using an accelerated attribution model. The Company uses the Black-Scholes option pricing model to determine the grant date fair value of options granted.  The fair value of restricted stock units is determined based on the number of shares underlying the grant and either the quoted market price of the Company's common stock on the date of grant for time-based and performance-based awards, or the fair value on the date of grant using the Monte Carlo Simulation model for market-based awards (see Note D for further discussion of the Company's stock-based compensation).

On January 1, 2019, the Company adopted ASU 2018-07, Compensation – Stock Compensation ("ASC 718"), Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07)". The amendments in ASU 2018-07 expanded the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

[10]	Earnings Per Share

The Company reports earnings per share in accordance with U.S. GAAP, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts, such as warrants and options to purchase common stock, were exercised and shares were issued pursuant to outstanding restricted stock units. Common stock equivalents having an anti-dilutive effect on earnings per share are excluded from the calculation of diluted earnings per share (see Note E).

Note B – Summary of Significant Accounting Policies (continued)

[11]	Fair Value Measurements

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

The Company's marketable securities are classified within Level 1 because they are valued using quoted market prices in an active market (see Marketable Securities– Note F).

[12]	Carrying Value, Recoverability and Impairment of Long-Lived Assets

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

If an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited. At March 31, 2019 and 2018, there was no impairment to the Company's patents and equity investment.

The Company's equity investment in ILiAD Biotechnologies, LLC ("ILiAD"), a privately held development stage biotechnology company (see Equity Investment – Note J) is evaluated on a non-recurring basis for impairment and is classified within Level 3 as it is valued using significant unobservable inputs or data in an inactive market, and the valuation requires management judgment due to the absence of market price and inherent lack of liquidity.

Note B – Summary of Significant Accounting Policies (continued)

[13]	Dividend Policy

Dividends are recorded when declared by the Company's Board of Directors. Common stock dividends are charged against retained earnings when declared or paid (see Note M hereof).

[14]	Reclassification

The Company has reclassified certain amounts in the prior period consolidated financial statements to conform to the current period's presentation. The Company reclassified a certain investment within cash and cash equivalents which was previously classified as marketable securities. These reclassifications had no impact on the previously reported net income.

[15]	New Accounting Standards
Leases

In February 2016, the FASB issued ASU 2016-2, Leases ("ASC 842"), which required the Company to recognize lease assets and lease obligations (related to leases previously classified as operating under previous U.S. GAAP) on its condensed consolidated balance sheet. ASC 842 was effective for the Company on January 1, 2019. The adoption of ASC 842 impacted the Company's condensed consolidated financial statements in that existing leases were recorded as right-of-use ("ROU") assets and related lease obligations on the condensed consolidated balance sheet.

The Company elected to adopt ASC 842 using the modified retrospective method and, therefore, has not recast comparative periods presented in its unaudited condensed consolidated financial statements. The Company elected the package of transition practical expedients for existing leases and therefore the Company has not reassessed the following: lease classification for existing leases, whether any existing contracts contained leases, and if any initial direct costs were incurred. The Company did not apply the hindsight practical expedient, and accordingly, the Company did not use hindsight in its assessment of lease terms. As permitted under ASC 842, the Company elected to not recognize ROU assets and related lease obligations for leases with terms of twelve months or less.

In connection with the adoption of ASC 842, the Company recorded $127,000 of operating lease right-of-use assets and $128,000 of operating lease obligations as of January 1, 2019. See Note G[3] for additional information and required disclosures.

Under ASC 842, the Company determined if an arrangement is a lease at inception. ROU assets and related lease obligations are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company's determined incremental borrowing rate is a hypothetical rate based on its understanding of what the Company's credit rating would be. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received and net of the deferred rent balance on the date of implementation. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise such options.

Note B – Summary of Significant Accounting Policies (continued)

Disclosures

On January 1, 2019, the Company adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, which amended certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The Company has updated its condensed consolidated financial statements to include a reconciliation of the beginning balance to the ending balance of stockholders' equity for each period for which a statement of comprehensive income is presented.

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

NOTE C – PATENTS

The Company's intangible assets at March 31, 2019 include patents with estimated remaining economic useful lives ranging from 1.25 to 14.75 years.  For all periods presented, all of the Company's patents were subject to amortization.  The gross carrying amounts and accumulated amortization related to acquired intangible assets as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
Gross carrying amount – patents	$7,705,000	$7,682,000
Accumulated amortization – patents	(5,746,000)	(5,693,000)
Patents, net	$1,959,000	$1,989,000

Amortization expense for the three months ended March 31, 2019 and March 31, 2018 was $54,000 and $70,000, respectively.  Future amortization of intangible assets, net is as follows:

Twelve Months Ended March 31,
2020	$280,000
2021	280,000
2022	280,000
2023	280,000
2024 and thereafter	839,000
Total	$1,959,000

The Company's Remote Power Patent expires in March 2020. The expiration date of the patent within the Company's Mirror Worlds Patent Portfolio is February 2020 (eight of the nine patents in the Mirror Worlds Patent Portfolio have expired).  The expiration dates of the patents within the Cox Patent Portfolio range from September 2021 to November 2023.  The expiration dates of patents within the Company's M2M/IoT Patent Portfolio range from September 2033 to May 2034 and the expiration date of the QoS Patents is June 2019.

NOTE D – STOCK-BASED COMPENSATION

Restricted Stock Units

During the three months ended March 31, 2019, the Company issued 15,000 restricted stock units ("RSUs") to each of its three non-management directors as an annual grant for 2019 for service on the Company's Board of Directors. The RSUs vest in four equal quarterly installments of 3,750 shares of common stock on March 15, 2019, June 15, 2019, September 15, 2019 and December 15, 2019, subject to continued service on the Board of Directors.

During the three months ended March 31, 2018, the Company issued 15,000 RSUs to each of its three non-management directors as an annual grant for 2018 for service on the Company's Board of Directors.  The RSUs vested in four equal quarterly installments of 3,750 shares of common stock on March 15, 2018, June 15, 2018, September 15, 2018 and December 15, 2018, subject to continued service on the Board of Directors.

A summary of restricted stock unit activity for the three months ended March 31, 2019 is as follows (each restricted stock unit issued by the Company represents the right to receive one share of the Company's common stock):

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance of restricted stock units outstanding at December 31, 2018	505,000	$2.17
Grants of restricted stock units	45,000	2.60
Vested restricted stock units	(11,250)	2.60
Balance of unvested restricted stock units at March 31, 2019	538,750	$2.20

Restricted stock unit compensation expense was $144,000 and $226,000 for the three months ended March 31, 2019 and March 31, 2018, respectively.

The Company has an aggregate of $599,000 of unrecognized restricted stock unit compensation as of March 31, 2019 to be expensed over a weighted average period of 1.41 years.

All of the Company's outstanding (unvested) restricted stock units have dividend equivalent rights.  As of March 31, 2019, there was $102,000 accrued for dividend equivalent rights.  As of December 31, 2018, there was $76,000 accrued for dividend equivalent rights.

Stock Options

There were no stock option grants during the three months ended March 31, 2019 and March 31, 2018.

NOTE D – STOCK-BASED COMPENSATION (continued)

The following table presents information relating to all stock options outstanding and exercisable at March 31, 2019:

Weighted
		Weighted	Average
Range of		Average	Remaining
Exercise	Options	Exercise	Life in	Options
Price	Outstanding	Price	Years	Exercisable

$0.83 - $2.34	1,530,000	$1.15	1.33	1,530,000

The Company had no recorded stock-based compensation related to stock option grants for the three months ended March 31, 2019 and March 31, 2018.

The Company had no unrecognized stock-based compensation cost as of March 31, 2019.  The aggregate intrinsic value of options exercisable at March 31, 2018 was $2,226,000.

During the three months ended March 31, 2019, stock options to purchase an aggregate of 105,000 shares of the Company's common stock, at an exercise price of $1.65 per share, were exercised on a net exercise (cashless) basis by three non-management directors of the Company.  With respect to the aforementioned stock options, net shares of an aggregate of 35,884 were delivered to the three non-management directors.

During the three months ended March 31, 2018, stock options to purchase an aggregate of 75,000 shares of the Company's common stock, at an exercise price of $1.19 per share, were exercised (50,000 shares of which were exercised on a net exercise (cashless) basis) by three non-management directors of the Company.  With respect to the aforementioned stock options to purchase 50,000 shares on a net exercise basis by two directors of the Company, net shares of an aggregate of 26,890 were delivered to the directors.

NOTE E – EARNINGS PER SHARE

Basic Earnings per share is calculated by dividing the net income by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and restricted stock units. Potential shares of 2,068,750 and 2,788,750 at March 31, 2019 and March 31, 2018, respectively, consisted of options and restricted stock units.  Computations of basic and diluted weighted average common shares outstanding were as follows:

	Three Months Ended March 31,
	2019	2018
Weighted-average common shares outstanding – basic	23,745,848	23,807,014
Dilutive effect of options, warrants and restricted stock units	—	1,804,483
Weighted-average common shares outstanding – diluted	23,745,848	25,611,497
Options and restricted stock units excluded from the computation of diluted income per share because the effect of inclusion would have been anti-dilutive	2,068,750	—

NOTE F – MARKETABLE SECURITIES

Marketable securities as of March 31, 2019 and December 31, 2018 were composed of:

March 31, 2019
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$11,126,000	$—	$—	$11,126,000
Short term bond funds	11,379,000	14,000	—	11,393,000
Corporate bonds and notes	8,289,000	86,000	(57,000)	8,318,000
Total marketable securities	$30,794,000	$100,000	$(57,000)	$30,837,000

December 31, 2018
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$13,151,000	$—	$—	$13,151,000
Short term bond funds	9,648,000	—	(8,000)	9,640,000
Corporate bonds and notes	8,518,000	—	(81,000)	8,437,000
Total marketable securities	$31,317,000	—	$(89,000)	$31,228,000

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

NOTE G – COMMITMENTS AND CONTINGENCIES

[1]	Legal Fees

Russ, August & Kabat provides legal services to the Company with respect to its patent litigation filed in May 2017 against Facebook, Inc. in the U.S. District Court for the Southern District of New York relating to several patents within the Company's Mirror Worlds Patent Portfolio (see Note I[4] hereof).  The terms of the Company's agreement with Russ, August & Kabat provide for cash payments on a monthly basis subject to a cap plus a contingency fee ranging between 15% and 24% of the net recovery (after deduction of expenses) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved.  The Company is responsible for all of the expenses incurred with respect to this litigation.

Russ, August & Kabat also provides legal services to the Company with respect to its pending patent litigations filed in April 2014 and December 2014 against Google Inc. and YouTube, LLC in the United States District Court for the Southern District of New York relating to certain patents within the Company's Cox Patent Portfolio (see Note I[3] hereof).  The terms of the Company's agreement with Russ, August & Kabat provide for legal fees on a full contingency basis ranging from 15% to 30% of the net recovery (after deduction of expenses) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved.  The Company is responsible for all of the expenses incurred with respect to this litigation.

Dovel & Luner, LLP provides legal services to the Company with respect to its patent litigation filed in September 2011 against sixteen (16) data networking equipment manufacturers in the U.S. District Court for the Eastern District of Texas, Tyler (see Note I[1] hereof).  The terms of the Company's agreement with Dovel & Luner LLP essentially provide for legal fees on a full contingency basis ranging from 12.5% to 35% (with certain exceptions) of the net recovery (after deduction for expenses) depending on the stage of the preceding in which a result (settlement or judgment) is achieved.  For the three months ended March 31, 2019 and March 31, 2018, the Company incurred aggregate contingent legal fees to Dovel & Luner, LLP with respect to the litigation of $108,000 and $6,277,000, respectively.  The Company is responsible for a certain portion of the expenses incurred with respect to the litigation.

NOTE G – COMMITMENTS AND CONTINGENCIES (continued)

Dovel & Luner, LLP also provided legal services to the Company with respect to the litigation settled in July 2010 against Cisco and several other major data networking equipment manufacturers (see Note I[2] hereof).  The terms of the Company's agreement with Dovel & Luner, LLP with respect to this litigation provided for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of 24% (based on the settlement being achieved at the trial stage).  As a result of the royalty payments payable quarterly by Cisco in accordance with the Company's settlement and license agreement with Cisco, the Company has an obligation to pay Dovel & Luner, LLP (including local counsel) 24% of such royalties received.  During the three months ended March 31, 2019 and March 31, 2018, the Company did not incur any contingent legal fees to Dovel & Luner, LLP with respect to the litigation.

[2]	Patent Acquisitions

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

On May 21, 2013, the Company's wholly-owned subsidiary, Mirror Worlds Technologies, LLC, acquired all of the patents previously owned by Mirror Worlds, LLC (which subsequently changed its name to Looking Glass LLC ("Looking Glass")), consisting of nine issued U.S. patents and five pending applications covering foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system (these patents together with subsequent related patent issuances comprise the Mirror Worlds Patent Portfolio). As consideration for the patent acquisition, the Company paid Looking Glass $3,000,000 in cash, and issued 5-year warrants to purchase an aggregate of 1,750,000 shares of the Company's common stock (875,000 shares of common stock at an exercise price of $1.40 per share and 875,000 shares of common stock at an exercise price of $2.10 per share) (the "Looking Glass Warrants").  On June 3, 2014, the Company repurchased the Looking Glass Warrants from Looking Glass at a cost of $505,000.  In addition, Recognition Interface, LLC ("Recognition"), an entity that financed the commercialization of the patent portfolio prior to its sale to Mirror Worlds, LLC and also retained an interest in the licensing proceeds of the patent portfolio held by Mirror Worlds, LLC, and an affiliated entity also received warrants to purchase an aggregate of 1,250,000 shares of the Company's common stock (500,000 shares at an exercise price of $2.05 per share, 375,000 shares at an exercise price of $2.10 per share and 375,000 shares at an exercise price of $1.40 per share).  All such warrants were exercised by Recognition (and its affiliate) as of January 2017, resulting in aggregate proceeds to the Company of $2,337,000.

As part of the acquisition of the Mirror Worlds Patent Portfolio, the Company also entered into an agreement with Recognition pursuant to which Recognition received from the Company an interest in the net proceeds realized from the monetization of the Mirror Worlds Patent Portfolio,

NOTE G – COMMITMENTS AND CONTINGENCIES (continued)

as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; and (iii) 20% of any portion of the net proceeds in excess of $250 million.  Since entering into the agreement with Recognition in May 2013, the Company has paid Recognition an aggregate of $3,127,000 with respect to such net proceeds interest related to the Mirror Worlds Patent Portfolio.  No such payments were made by the Company to Recognition during the three months ended March 31, 2019 and March 31, 2018.

On December 29, 2017, the Company acquired from M2M and IoT Technologies, LLC ("M2M") the M2M/IoT Patent Portfolio consisting of twelve (12) issued U.S. patents relating to, among other things, the enabling technology for authenticating and using embedded SIM cards in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers as well as automobiles and drones.  The Company paid $1,000,000 to acquire the M2M/IoT Patent Portfolio from M2M and has an obligation to pay M2M 14% of the first $100 million of net proceeds (after deduction of expenses) and 5% of net proceeds greater than $100 million from Monetization Activities (as defined) related to the patent portfolio. In addition, M2M will be entitled to receive from the Company $250,000 of additional consideration upon the occurrence of certain future events related to the patent portfolio.  Since the acquisition of the patent portfolio from M2M, the Company has been issued nine additional related patents by the USPTO resulting in an aggregate of twenty-one (21) issued U.S. patents.

[3]	Lease Agreements

The Company currently has two facility operating leases with remaining lease terms of six months to fourteen months. The Company leases its principal office space in New York City at a monthly base rent of approximately $3,900 which lease expires on May 31, 2020. The Company also leases office space in New Canaan, Connecticut expiring on September 30, 2019 at a base rent (inclusive of utilities) of $7,750 per month (increasing $100 per month each year), which is subject to annual adjustments to reflect increases in real estate taxes and operating expenses.

Under ASC 842 (see Note B[15] hereof), operating lease expense is generally recognized evenly over the term of the lease. Leases with an initial term of twelve months or less are not recorded on the balance sheet. For lease arrangements entered into or reassessed after the adoption of ASC 842, the Company combines the lease and non-lease components in determining the right-of-use ("ROU") assets and related lease obligation.

Activity related to the Company's operating leases was as follows:

Three Months Ended March 31, 2019
Operating lease expense	$34,000
Cash paid for amounts included in the measurement of operating lease obligations	34,000
ROU assets obtained in exchange for operating lease obligations	128,000

NOTE G – COMMITMENTS AND CONTINGENCIES (continued)

The Company's operating lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate was determined based on information available for purposes of determining the present value of lease payments. The Company used an incremental borrowing rate of 5.5% at January 1, 2019 for all leases that commenced prior to that date. ROU lease assets and related lease obligations for the Company's operating leases were recorded in the condensed consolidated balance sheet as follows:

As of
March 31, 2019
Operating lease right-of-use assets	$95,000
Operating lease obligations – current	$88,000
Operating lease obligations – non-current	8,000
Total lease obligations	$96,000
Weighted average remaining lease term (in months)	10
Weighted average discount rate	5.5%

Future lease payments included in the measurement of lease liabilities on the unaudited condensed consolidated balance sheet as of March 31, 2019, were as follows:

Operating Leases
2019 – remaining period	$79,000
2020	20,000
Total future minimum lease payments	99,000
Less imputed interest	(3,000)
Total operating lease liability	$96,000

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

NOTE H - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS (continued)

On July 14, 2018, 375,000 RSUs owned by the Company's Chairman and Chief Executive Officer vested in accordance with the above referenced terms of the Agreement.  With respect to such vesting of RSUs, the Company's Chairman and Chief Executive Officer delivered 172,313 shares of common stock to satisfy withholding taxes, and received 202,687 net shares of common stock. Under the terms of the Agreement, so long as the Chairman and Chief Executive Officer continues to serve as an executive officer of the Company, whether pursuant to the Agreement or otherwise, the Chairman and Chief Executive Officer shall also receive incentive compensation in an amount equal to 5% of the Company's gross royalties or other payments from Licensing Activities (as defined) (without deduction of legal fees or any other expenses) with respect to its Remote Power Patent and a 10% net interest (gross royalties and other payments after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company's royalties and other payments relating to Licensing Activities with respect to patents other than the Remote Power Patent (including the Mirror Worlds Patent Portfolio, Cox Patent Portfolio and M2M/IoT Patent Portfolio) (collectively, the "Incentive Compensation").  During the three months ended March 31, 2019 and March 31, 2018, the Chairman and Chief Executive Officer earned Incentive Compensation of 30,000 and $973,000, respectively.  As of March 31, 2019 and December 31, 2018, $49,000 and $109,000 of such compensation were included in accrued expenses, respectively.

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

[2]  The Company's Chief Financial Officer serves on an at-will basis, pursuant to an offer letter dated April 9, 2014, at an annual base salary of $175,000 (increased in June 2016 from $157,500) and is eligible to receive incentive or bonus compensation on an annual basis in the discretion of the Company's Compensation Committee.  In connection with the offer letter, the Chief Financial Officer was issued, under the Company's 2013 Stock Incentive Plan, a 5-year stock option to purchase 50,000 shares of the common stock, at an exercise price of $1.65 per share, which option vested in two equal amounts (25,000 shares each) on each of December 31, 2014 and

NOTE H - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS (continued)

December 31, 2015.  In the event the Chief Financial Officer's employment is terminated without "Good Cause" (as defined), he shall receive (i) (a) 6 months base salary or (b) 12 months base salary in the event of a termination without "Good Cause" within 6 months following a "Change of Control" of the Company (as defined) and (ii) accelerated vesting of all remaining unvested shares underlying his options or any other awards he may receive in the future.  On June 9, 2016, the Company granted 50,000 RSUs to its Chief Financial Officer, which vested 25,000 RSUs on June 9, 2017 and 25,000 RSUs on June 9, 2018. On November 27, 2018, the Company's Chief Financial Officer was granted 40,000 RSUs, with 50% of such RSUs vesting on the one year anniversary of the grant date (November 27, 2019) and 50% vesting on the two year anniversary of the grant date (November 27, 2020).

[3]  The Company's Executive Vice President serves on an at-will basis at an annual base salary of $200,000 and is eligible to receive incentive or bonus compensation on an annual basis in the discretion of the Company's Compensation Committee.  On June 9, 2016, the Company granted 50,000 RSUs to its Executive Vice President which vested 25,000 RSUs on June 9, 2017 and 25,000 RSUs on June 9, 2018.  On November 27, 2018, the Executive Vice President was granted 50,000 RSUs which vested 50% on the one year anniversary of the grant date (November 27, 2019) and 50% on the two year anniversary of the grant date (November 27, 2020).

Note I – Legal Proceedings

[1] In September 2011, the Company initiated patent litigation against sixteen (16) data networking equipment manufacturers (and affiliated entities) in the U.S. District Court for the Eastern District of Texas, Tyler Division, for infringement of its Remote Power Patent.  Named as defendants in the lawsuit, excluding affiliated parties, were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inc., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transition Networks, Inc.  As of January 2018, the Company reached settlements with fifteen (15) of the sixteen (16) defendants with Hewlett-Packard Company ("HP") being the sole remaining defendant.

On November 13, 2017, a jury empaneled in the U.S. District Court for the Eastern District of Texas, Tyler Division, found that certain claims of the Company's Remote Power Patent were invalid and not infringed by HP.  On February 2, 2018, the Company moved to throw out the jury verdict and have the Court determine that certain claims of the Remote Power Patent are not obvious (invalid) as a matter of law by filing motions for judgment as a matter of law on validity and a new trial on validity and infringement.  On August 29, 2018, the District Court issued an order granting the Company's motion for judgment as a matter of law that the Remote Power Patent is valid, thereby overturning the jury verdict of invalidity and denied the Company's motion for a new trial on infringement.  On August 30, 2018, the Company appealed the District Court's denial of its motion for a new trial on infringement to the U.S. Court of Appeals for the Federal Circuit.  On September 13, 2018, HP filed a cross-appeal of the District Court's order that the Remote Power Patent is valid as a matter of law.  No hearing on the appeal has been set.  If the Company is unable to reverse the District Court order on appeal, or there is an arbitration ruling that the District Court order relieves the obligation of certain of the Company's licensees including Cisco, the Company's largest licensee, to continue to pay royalties to the Company and the District Court order is not subsequently reversed on appeal, the Company's business, results of operations and cash-flow will continue to be materially adversely effected.

On November 1, 2017, defendant Juniper Networks, Inc. ("Juniper") agreed to settle its litigation with the Company for $13,250,000 for a fully-paid license to the Company's Remote Power Patent.  On December 8, 2017, the Company was advised by Juniper that it would not make the settlement payment

Note I – Legal Proceedings (continued)

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

In October 2016, the Company entered a settlement agreement with Polycom, Inc. ("Polycom").  Under the terms of the settlement, Polycom entered into a non-exclusive license for the Remote Power Patent for its full term and is obligated to pay the Company a license initiation fee of $5,000,000 for past sales of its PoE products and ongoing royalties based on its sales of PoE products.  $2,000,000 of the license initiation fee was paid within 30 days and the balance is payable in three annual installments of $1,000,000 beginning in October 2017. Payments due in October 2018 and October 2019 need not be paid by Polycom if all asserted claims of the Company's Remote Power Patent have been found invalid.  Since the District Court in August 2018 granted the Company's motion for judgment as a matter of law that the Remote Power Patent is valid thereby overturning the HP Jury Verdict of invalidity, Polycom became obligated to make the aforementioned remaining aggregate payments of $2,000,000 (subject to the continued validity of the Remote Power Patent) to the Company (of which $1,000,000 was paid in November 2018).

[2] In July 2010, the Company settled its patent litigation pending in the U.S. District Court for the Eastern District of Texas, Tyler Division, against Adtran, Inc, Cisco Systems, Inc. and Cisco-Linksys, LLC, (collectively, "Cisco"), Enterasys Networks, Inc., Extreme Networks, Inc., Foundry Networks, Inc., and 3Com Corporation, Inc.  As part of the settlement, Adtran, Cisco, Enterasys, Extreme Networks and Foundry Networks each entered into a settlement agreement with the Company and entered into non-exclusive licenses for the Company's Remote Power Patent (the  "Licensed Defendants").  Under the terms of the licenses, the Licensed Defendants made aggregate payments to the Company of approximately $32,000,000 upon settlement and agreed to license the Remote Power Patent for its full term, which expires in March 2020.  In accordance with the Settlement and License Agreement, dated May 25, 2011 (the "Agreement"), Cisco is obligated to pay the Company royalties (which began in the first quarter of 2011) based on its sales of PoE

Note I – Legal Proceedings (continued)

products up to maximum royalty payments per year of $9 million beginning in 2016 for the remaining term of the patent.  The royalty payments from Cisco are subject to certain conditions including that there is no "Adverse Ruling" (as defined in the Agreement) involving the Remote Power Patent.  Under the terms of the Agreement, if the Company grants other licenses with lower royalty rates to third parties (as defined in the Agreement), Cisco shall be entitled to the benefit of the lower royalty rates provided it agrees to the material terms of such other license.  Under the terms of the Agreement, the Company has certain obligations to Cisco and if it materially breaches such terms, Cisco will be entitled to stop paying royalties to the Company.

The Company's seventeen (17) licensees with royalty bearing licenses are obligated to pay the Company ongoing royalties on a quarterly or monthly basis for the life of its Remote Power Patent (through March 2020), subject to certain conditions.  These conditions include the continued validity of certain claims of the Remote Power Patent or a finding that a third party's PoE products are found not to infringe the Remote Power Patent and such finding applies to the applicable licensee's licensed products.  As a result of the HP Jury Verdict several of the Company's largest licensees, including Cisco, its largest licensee, notified the Company in late November 2017 and January 2018 that they will no longer make ongoing royalty payments to the Company pursuant to their license agreements.  If the Company successfully overturns the District Court judgment of non-infringement in the appeal to the Federal Circuit, certain licensees of the Remote Power Patent, including Cisco, will be obligated to pay the Company ongoing royalties and all royalties that accrued but were not paid following (and prior to) the HP Jury Verdict in November 2017.  If the Company is unable to reverse the District Court order of non-infringement on appeal, or there is an arbitration ruling that certain of our licensees, including Cisco, are relieved of their obligations to pay royalties and the District Court order of non-infringement is not subsequently reversed on appeal, the Company's business, results of operations and cash-flow will continue to be materially adversely effected (see Note I[1] hereof).

[3] On April 4, 2014 and December 3, 2014, the Company initiated litigation against Google Inc. ("Google") and YouTube, LLC ("YouTube") in the U.S. District Court for the Southern District of New York for infringement of several of its patents within its Cox Patent Portfolio acquired from Dr. Cox (see Note G[2] hereof) which relate to the identification of media content on the Internet.  The lawsuit alleges that Google and YouTube have infringed and continue to infringe certain of the Company's patents by making, using, selling and offering to sell unlicensed systems and related products and services, which include YouTube's Content ID system.  In May 2014, the defendants filed an answer to the complaint and asserted defenses of non-infringement and invalidity.

The above referenced litigations that the Company commenced in the U.S. District Court for the Southern District of New York in April 2014 and December 2014 against Google and YouTube were subject to court ordered stays which were in effect from July 2, 2015 until January 2, 2019 as a result of proceedings at the Patent Trial and Appeal Board (PTAB) and related appeals. Pursuant to a Joint Stipulation and Order Regarding Lifting of Stays, entered on January 2, 2019, the parties agreed, among other things, that the stays with respect to the litigations were lifted.

[4] On May 9, 2017, Mirror Worlds Technologies, LLC, the Company's wholly-owned subsidiary, initiated litigation against Facebook, Inc. ("Facebook") in the U.S. District Court for the Southern District of New York, for infringement of U.S. Patent No. 6,006,227, U.S. Patent No. 7,865,538 and U.S. Patent No. 8,255,439 (among the patents within the Company's Mirror Worlds Patent Portfolio).  The lawsuit alleged that the asserted patents are infringed by Facebook's core technologies that enable Facebook's Newsfeed and Timeline features.  The lawsuit further alleged that Facebook's unauthorized use of the stream-based solutions of the Company's asserted patents

Note I – Legal Proceedings (continued)

has helped Facebook become the most popular social networking site in the world.  The Company sought, among other things, monetary damages based upon reasonable royalties.  On May 7, 2018, Facebook filed a motion for summary judgment on non-infringement.  On August 11, 2018, the Court issued an order granting Facebook's motion for summary judgment of non-infringement and dismissed the case.  On August 17, 2018, the Company filed a Notice of Appeal to appeal the summary judgment decision to the U.S. Court of Appeals for the Federal Circuit.  No hearing on the appeal has been set.

[5] On November 13, 2018, the Company filed a lawsuit against Dell, Inc. in the District Court, 241st Judicial District, Smith County, Texas, for breach of a settlement and license agreement, dated August 15, 2016, with the Company as a result of Dell's failure to make royalty payments, and provide corresponding royalty reports, to the Company based on sales of Dell's PoE products.  The Company believes Dell is obligated to pay the Company all prior unpaid royalties that accrued prior to and after the date of the HP Jury Verdict (November 2017) as well as future royalties through the expiration of the Remote Power Patent in March 2020.  On December 7, 2018, Dell filed its Answer and Counterclaim. Dell denied the claim asserted by the Company and asserted a counterclaim in excess of $1,000,000.  On January 28, 2019, Dell brought a motion to stay the case as a result of the Company's pending appeal of the District Court order overturning the HP Jury Verdict on non-infringement to the U.S. Court of Appeals for the Federal Circuit and HP's appeal of the District Court's order that the Remote Power Patent is valid as a matter of law.  Dell's motion to stay the litigation was denied by the Court on May 7, 2019.

Note J – Equity Investment

On December 18, 2018, the Company agreed to make an investment of up to $5,000,000 in ILiAD Biotechnologies, LLC ("ILiAD"), a privately held development stage biotechnology company dedicated to the prevention of human disease caused by Bordetella pertussis with a current focus on its proprietary intranasal vaccine, BPZE1, for the prevention of pertussis (whooping cough). The investment by the Company is part of a financing of up to approximately $16,200,000 of Class C units of ILiAD, consisting of two tranches.

The Company made an initial investment (tranche 1) at the December 18, 2018 closing of $2,500,000 to purchase 1,111,111 Class C units at $2.25 per unit and received five-year warrants to purchase 366,666 Class C units at an exercise price of $2.75 per unit.  The Company owned approximately 6.8% of the outstanding units of ILiAD (on a non-fully diluted basis) at March 31, 2019. In connection with its investment, the Company's Chairman and Chief Executive Officer obtained a seat on ILiAD's Board of Managers.

In accordance with the Securities Purchase Agreement, dated December 18, 2018, the Company is obligated to invest an additional $2,500,000 (tranche 2) to purchase 943,396 Class C units at $2.65 per unit (and will also receive additional five-year warrants to purchase 311,320 Class C units at an exercise price of $3.50 per unit) contingent upon ILiAD receiving, on or before December 31, 2019, an "allowed-to-proceed" notification from the FDA for a Phase 2b clinical study. On May 2, 2019, ILiAD notified the Company that it had received an "allowed to proceed" notice from the FDA permitting ILiAD to advance to the Phase 2b clinical study of its BP2E1 vaccine. ILiAD elected to permit its Class C investors (including the Company) to bifurcate their tranche 2 commitments such that 40% would be currently due (additional $1,000,000 investment by the Company which was made on May 6, 2019) and 60% (additional $1,500,000 investment by the Company) would be due when ILiAD receives satisfactory safety data from the clinical study.  Following completion of the Class C unit financing (assuming completion of the second tranche), the Company will own approximately 10.5% of the outstanding units of ILiAD (on a non-fully diluted basis).  The Company incurred approximately $41,000 of advisory and legal expenses in conjunction with its equity investment in ILiAD which have been capitalized as a component of the equity investment carrying value at March 31, 2019.

Note J – Equity Investment (continued)

The Company's investment in ILiAD is accounted for as an equity method investment in accordance with ASC 323, Investments — Equity Method and Joint Ventures as the Company has the ability to exercise significant influence, but not control, over ILiAD. The Company's investment in ILiAD is measured at cost minus impairment, if any, plus or minus the Company's share of ILiAD's income or loss. The Company's proportionate share of the income or loss from its investment in ILiAD is recognized on a one-quarter lag. For the three months ended March 31, 2019, the Company recorded a net loss from its equity investment in ILiAD totaling $96,000.

The difference between the Company's share of equity in ILiAD's net assets and the equity investment carrying value reported on the Company's condensed consolidated balance sheet at March 31, 2019 is due to an excess amount paid over the book value of the investment totaling approximately $2,445,000 which is accounted for as equity method goodwill.

Note K– STOCK REPURCHASE

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

Since inception of the Share Repurchase Program through March 31, 2019, the Company has repurchased an aggregate of 8,154,698 shares of its common stock at an aggregate cost of $15,142,916 (exclusive of commissions) or an average per share price of $1.86.  All such repurchased shares have been cancelled.  During the three months ended March 31, 2019, the Company repurchased 300 shares of its common stock at a cost of $676 (exclusive of commissions) or an average per share price of $2.25.  At March 31, 2019, the dollar value of remaining shares that may be repurchased under the Share Repurchase Program was $1,321,091.

NOTE L – CONCENTRATIONS

Revenue from four licensees constituted approximately 80% of the Company's revenue for the three months ended March 31, 2019.  Revenue from one licensee constituted approximately 65% of the Company's revenue for the three months ended March 31, 2018.  Revenue from the sale of the Company's unsecured claim against Avaya, Inc. constituted approximately 32% of the Company's revenue for the three months ended March 31, 2018.  At March 31, 2019, royalty receivables from five licensees constituted in the aggregate approximately 93% of the Company's royalty receivables.  At December 31, 2018, royalty receivables from four licensees constituted in the aggregate approximately 80% of the Company's royalty receivables.

NOTE M – DIVIDEND POLICY

On December 7, 2016, the Board of Directors of the Company approved the initiation of a dividend policy providing for the payment of a semi-annual cash dividend of $0.05 per common share  ($0.10 per common share annually) commencing in 2017.  The Company anticipates paying the semi-annual cash dividends in March and September of each year.  It is anticipated that the semi-annual cash dividend will continue to be paid through March 2020 (the expiration of the Company's Remote Power Patent) provided that the Company continues to receive royalties from licensees of its Remote Power Patent.  On February 9, 2018, the Board of Directors of the Company declared a semi-annual cash dividend of $0.05 per common share which was paid on March 23, 2018 to all common stockholders of record as of March 9, 2018.  On February 11, 2019, the Board of Directors declared a cash dividend of $0.05 per common share with a payment date of March 25, 2019 to all common stockholders as of March 11, 2019.  However, if the Company is unable to overturn the District Court order of non-infringement in its litigation with Hewlett-Packard on appeal to the Federal Circuit (see Note I[1] hereof), or there is not an arbitration ruling that the HP Jury Verdict finding of non‑infringement does not apply to certain licensees of the Remote Power Patent including Cisco, the Board of Directors may decide to modify or discontinue semi-annual cash dividends of $0.05 per common share.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WHICH ARE STATEMENTS THAT INCLUDE INFORMATION BASED UPON BELIEF OF OUR MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION AVAILABLE TO MANAGEMENT. STATEMENTS CONTAINING TERMS SUCH AS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS" OR SIMILAR WORDS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS.  ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED ON PAGES 16-26  OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2018 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 29, 2019 AND IN THIS QUARTERLY REPORT ON FORM 10-Q.

OVERVIEW

Our principal business is the development, licensing and protection of our intellectual property assets.  We presently own sixty-six (66) patents including (i) our remote power patent ("Remote Power Patent") covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) our Mirror Worlds patent portfolio (the "Mirror Worlds Patent Portfolio") relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) our Cox patent portfolio (the "Cox Patent Portfolio") relating to enabling technology for identifying media content on the Internet and taking further action to be performed based on such identification; (iv) our M2M/IoT patent portfolio (the "M2M/IoT Patent Portfolio") relating to, among other things, enabling technology for authenticating, provisioning and using embedded sim cards in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers; and (v) our QoS patents (the "QoS Patents") covering systems and methods for the transmission of audio, video and data in order to achieve high quality of service (QoS) over computer and telephony networks. In addition, we continually review opportunities to acquire or license additional intellectual property.

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

Our patent acquisition and development strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as we have achieved with respect to our Remote Power Patent and Mirror Worlds Patent Portfolio.  Our Remote Power Patent has generated licensing revenue of approximately $144,000,000 from May 2007 through March 31, 2019.  Since our acquisition of Mirror Worlds Patent Portfolio in May 2013, we have received licensing and other revenue from the portfolio of $47,150,000 through March 31, 2019.

On November 13, 2017, the HP Jury Verdict was rendered which found that certain claims of our Remote Power Patent were invalid and not infringed by Hewlett-Packard.  On August 29, 2018, the District Court (i) granted our motion for judgment as a matter of law that our Remote Power Patent is valid, thereby overturning the HP Jury Verdict of invalidity and (ii) denied our motion for a new trial on infringement.  We have appealed the District Court's denial of our motion for a new trial on infringement to the U.S. Court of Appeals for the Federal Circuit (see Note I[1] to our unaudited condensed consolidated financial statements included in this quarterly report).  The HP Jury Verdict had a material adverse effect on our business, results of operations and cash-flow for the year ended December 31, 2018 and the three months ended March 31, 2019 and will continue to do so for the life of our Remote Power Patent (March 2020) unless the District Court judgment of non-infringement is reversed on appeal.  We have been dependent upon our Remote Power Patent for a significant portion of our revenue.  As a result of the HP Jury Verdict, several of our largest licensees, including Cisco, our largest licensee, notified us in late November 2017 and January 2018 that they will no longer make ongoing royalty payments to us pursuant to their license agreements.  If we successfully overturn the District Court order of non-infringement in our appeal to the Federal Circuit, certain licensees of the Remote Power Patent, including Cisco, will be obligated to pay us ongoing royalties and all royalties that accrued but were not paid following (and prior to) the HP Jury Verdict in November 2017.  If we are unable to reverse the District Court order of non-infringement on appeal, or there is an arbitration ruling that certain of our licensees, including Cisco, are relieved of their obligations to pay royalties and the District Court order of non-infringement is not subsequently reversed on appeal, our business, results of operations and cash-flow will continue to be materially adversely effected (see Note I[1] and Note I[2] to our unaudited condensed consolidated financial statements included in this quarterly report).

Consistent with our prior view, the District Court decision overturning the HP Jury Verdict on invalidity confirmed the following: (i) we believe that Dell, Inc. ("Dell") is obligated to pay to us all prior unpaid royalties, including those that accrued after the date of the HP Jury Verdict (November 13, 2017), as well as future royalties through the expiration of the Remote Power Patent in March 2020 and (ii) Polycom, Inc. has a continuing obligation to make ongoing licensing payments to us including $2,000,000 of installment license initiation fees ($1,000,000 of which was paid and recorded as revenue for the year ended December 31, 2018) (see Note I[1] to our unaudited condensed consolidated financial statements included in this quarterly report).  Dell has not made payment of such accrued royalties due us and on November 13, 2018 we commenced legal action against Dell (see Note I[5] to our unaudited consolidated financial statements included in this quarterly report).

We have been dependent upon our Remote Power Patent for a significant amount of our revenue.  Revenue for the year ended December 31, 2018 from license agreements for our Remote Power Patent was $15,785,000 (71% of our revenue) and such revenue was $16,451,000 (100% of our revenue) for the year ended December 31, 2017 and $22,588,000 for the year ended December 31, 2016.  In addition, we have been dependent on royalty bearing licenses for our Remote Power Patent for our recurring revenue (mostly payable quarterly).  As a result of certain of our largest licensees not paying us royalties pursuant to licenses for our Remote Power Patent following the HP Jury Verdict as described above, we only achieved revenue from royalty bearing licenses of $3,086,000 for the year ended December 31, 2018 as compared to royalty bearing revenue of $12,053,000 and $10,788,000 for the year ended December 31, 2017 and December 31, 2016, respectively. In addition, we only received revenue from Royalty Bearing Licenses of $476,000 and $443,000 for the three months ended March 31, 2019 and March 31, 2018, respectively. Since significant revenue from our Remote Power Patent licensees (including Cisco) remains uncertain pending the outcome of the appeal to the Federal Circuit of the District Court order of non-infringement in our trial with Hewlett Packard, additional significant licensing revenue may be dependent upon the outcome of litigation involving our Cox Patent Portfolio, Mirror Worlds Patent Portfolio and our ability to monetize our M2M/IoT Patent Portfolio or new patents to be acquired in the future.  Our future revenue stream is uncertain.

At March 31, 2019, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $52,487,000 and working capital of $52,258,000.  Based on our current cash position, we believe that we will have sufficient cash to fund our operations for the foreseeable future.  Based on our cash position, we continually review opportunities to acquire additional intellectual property as well as evaluate other strategic opportunities.

In December 2018, we agreed to make an investment of up to $5.0 million ($2.5 million of which was invested at the December 2018 closing and an additional $1,000,000 was invested in May 2019) in ILiAD Biotechnologies, LLC, a development stage biotechnology company with an exclusive license to over thirty-five (35) patents (see Note J to our unaudited condensed consolidated financial statements in this quarterly report).

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

Royalty Bearing Licenses

Our Royalty Bearing Licenses for our Remote Power Patent obligate licensees to pay us ongoing royalties primarily on a quarterly basis for the life of our Remote Power Patent (March 2020), subject to certain conditions including the validity of certain claims of our Remote Power Patent or a finding that a third party's PoE products are found not to infringe our Remote Power Patent and such finding applies to our particular licensee's licensed products.  At March 31, 2019, we had sixteen (16) Royalty Bearing Licenses and at March 31, 2018 we had Royalty Bearing Licenses with seventeen (17) licensees.   In March 2019, one Royalty Bearing License was converted to a Fully-Paid License.

Pending Litigation

We currently have pending patent infringement litigations involving our Remote Power Patent and certain patents within our Cox Patent Portfolio and Mirror Worlds Patent Portfolio (see "Legal Proceedings" at pages 37-39 hereof).

In September 2011, we initiated patent litigation against sixteen (16) data equipment manufacturers in the U.S. District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  We settled the litigation against fifteen (15) of the sixteen (16) defendants.  The remaining defendant in the litigation is Hewlett-Packard Company.  On November 13, 2017, a jury determined that certain claims of our Remote Patent are invalid and not infringed by Hewlett-Packard.  On August 29, 2018, the District Court granted our motion for judgment as a matter of law that our Remote Power Patent is valid, thereby overturning the HP Jury Verdict on validity.  In addition, the District Court denied our motion for a new trial on non-infringement.  We have appealed the District Court's denial of our motion for a new trial on infringement to the U.S. Court of Appeals for the Federal Circuit (see "Legal Proceedings" at page 37 hereof).

In April 2014 and December 2014, we initiated patent infringement litigation against Google Inc. and YouTube, LLC in the U.S. District Court for the Southern District of New York for infringement of several patents within our Cox Patent Portfolio (see "Legal Proceedings" at pages 37-39 of this quarterly report).

In May 2017, we initiated patent infringement litigation against Facebook, Inc. ("Facebook") in the U.S. District Court for the Southern District of New York, for infringement of our U.S. Patent No. 6,006,227, U.S. Patent No. 7,865,538 and U.S. Patent No. 8,225,439 (among the patents we acquired as part of our acquisition of our Mirror Worlds Patent Portfolio).  In August 2018, the Court granted Facebook's motion for summary judgment of non-infringement and dismissed the case.  We have appealed the decision to the U.S. Court of Appeals for the Federal Circuit (see "Legal Proceedings" at page 37 hereof).

Settlements and Related Matters in the Periods

During the three month period ended March 31, 2019, we had no revenue from new litigation settlements.  During the three month period ended March 31, 2018, we had revenue of $12,700,000 from a Fully-Paid License with Juniper Systems, Inc. from a litigation settlement and $6,320,000 from the sale of our Avaya unsecured claim (see "Legal Proceedings" at pages 37-39 hereof).

RESULTS OF OPERATIONS

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenue.  We had revenue of $606,000 for the three months ended March 31, 2019 as compared to revenue of $19,463,000 for the three months ended March 31, 2018.  The decrease in revenue of $18,857,000 for the three months ended March 31, 2019 was primarily due to non-recurring revenue of $19,020,000 for the three months ended March 31, 2018 consisting of $12,700,000 from a Fully-Paid License with Juniper Networks, Inc. related to a litigation settlement and $6,320,000 of revenue from sale of our Avaya unsecured claim (see Note I[1] to our unaudited condensed consolidated financial statements included in this quarterly report).  Excluding revenue from Fully-Paid Licenses and sale of our Avaya unsecured claim, revenue from our Royalty Bearing Licenses increased by $33,000 from $443,000 for the three months ended March 31, 2018 to $476,000 for the three months ended March 31, 2019.

Operating Expenses.  Operating expenses for the three months ended March 31, 2019 were $1,139,000 as compared to $8,580,000 for the three months ended March 31, 2018.  The decrease in operating expenses of $7,441,000 was primarily due to greater costs of revenue for the three months ended March 31, 2018 primarily related to our Fully-Paid License with Juniper and the sale of our unsecured Avaya claim.  We had costs of revenue of $146,000 and $7,259,000 for the three months ended March 31, 2019 and 2018, respectively.  Included in the costs of revenue for  three months ended March 31, 2019 were contingent legal fees and expenses of $116,000 and $30,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note H to our unaudited condensed consolidated financial statements included in this quarterly report).  Included in the costs of revenue for the three months ended March 31, 2018 were contingent legal fees and expenses of $6,286,000 and $973,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.

General and administrative expenses were $488,000 and $507,000 for the three months ended March 31, 2019 and the three months ended March 31, 2018, respectively.  Amortization of patents was $54,000 for three months ended March 31, 2019 as compared to $70,000 for the three months ended March 31, 2018.  Stock-based compensation expense related to the issuance of restricted stock units was $144,000 for the three months ended March 31, 2019 as compared to $226,000 for the three months ended March 31, 2018 for the issuance of restricted stock units.  Professional fees and related costs were $307,000 for the three months ended March 31, 2019 as compared to $518,000 for the three months ended March 31, 2018 primarily as a result of decreased legal fees and costs related to our pending patent litigations.

Interest Income.  Interest income for the three months ended March 31, 2019 was $301,000 as compared to interest income of $143,000 for the three months ended March 31, 2018 primarily as a result of interest earned on additional investments of $18,047,000 in short-term marketable securities.

Operating (Loss). We had an operating (loss) of $(533,000) for the three months ended March 31, 2019 compared with operating income of $10,883,000 for the three months ended March 31, 2018.  The decreased operating income of $11,416,000 for the three months ended March 31, 2019 was due to operating income for the three months ended March 31, 2018 associated with increased revenue of $19,020,000 primarily from our Fully-Paid License with Juniper and the sale of our Avaya unsecured claim.

Current Taxes(Deferred Tax Benefit). We had a deferred tax benefit for federal, state and local income taxes of $(65,000) and $2,425,000 of federal, state and local taxes were recorded for the three months ended March 31, 2019 and 2018, respectively.  The decrease in such taxes of $2,490,000 for the three months ended March 31, 2019 was primarily due to decreased taxable income of $11,235,000 for the three months ended March 31, 2019. The deferred tax asset was increased by $65,000 based on the Tax Act.

Share of Net Losses of Equity Method Investee. We incurred a loss of $(96,000) during the three month period ended March 31, 2019 related to our share of the net losses in ILiAD Biotechnologies (see Note J to our condensed consolidated financial statements included in this quarterly report).

Net Income.  As a result of the foregoing, we realized a net loss of $(240,000) or $(0.01) per share (basic) and $(0.01) per share (diluted) for the three months ended March 31, 2019 compared with net income of $8,601,000 or $0.36 per share (basic) and $0.34 per share (diluted) for the three months ended March 31, 2018.  The decrease in net income of $8,841,000 for the three months ended March 31, 2019 was primarily due to income for the three months ended March 31, 2018 associated with increased non-recurring revenue of $19,020,000 from our Fully-Paid License with Juniper of $12,700,000 and from the sale of our Avaya claim of $6,320,000, less related costs.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from revenue from licensing our patents.  At March 31, 2019, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $52,487,000 and working capital of $52,258,000.  Based on our current cash position, we believe that we will have sufficient cash to fund our operations for the foreseeable future.

At March 31, 2019, we had royalty receivables of $774,000 due from our Royalty Bearing Licenses, which are typically paid within sixty (60) days.

Working capital decreased by $1,228,000 at March 31, 2019 as compared to working capital of $53,486,000 at December 31, 2018. The decrease in working capital for the three months ended March 31, 2019 was primarily due to a decrease in cash and cash equivalents of $2,113,000, which included a cash dividend of $1,191,000, offset by an increase in royalty receivables of $330,000.

Net cash provided by (used in) operating activities for the three months ended March 31, 2019 decreased by $18,337,000 from $16,922,000 for three months ended March 31, 2018 to $(1,415,000) for the three months ended March 31, 2019.  The decrease in net cash provided by operating activities for the three months ended March 31, 2019 compared with the three months ended March 31, 2018 was primarily due to a decrease in net income of $8,841,000 and accrued expenses of $6,642,000.

Net cash provided by (used in) investing activities during the three months ended March 31, 2019 was $494,000 as compared to $(9,788,000) for the three months ended March 31, 2018.

Net cash used in financing activities for the three months ended March 31, 2019 and 2018 was $(1,192,000) and $(1,557,000), respectively.  The change of $(365,000) primarily resulted from a decrease in the stock repurchases of $395,000, exclusive of commissions.

We maintain our cash in money market accounts and other short-term fixed income securities.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

We do not have any long-term debt, capital lease obligations, purchase obligations or other long-term liabilities other than operating lease obligations recorded in connection with ASC 842.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition, results of operations, and cash flows are based on our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of financial statements included in this Quarterly Report on Form 10-Q requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of our unaudited condensed consolidated financial statements include revenue recognition, patents, stock-based compensation, income taxes, valuation of patents and equity method investments, including the evaluation of the Company's basis difference. Actual results could be materially different from those estimates, upon which the carrying values were based. See also Note B to our unaudited condensed consolidated financial statements included in this quarterly report.

Accounting Standards Adopted In The Period

In February 2016, the FASB issued ASU 2016-2, Leases ("ASC 842"), which required us to recognize lease assets and lease obligations (related to leases previously classified as operating under previous U.S. GAAP) on its condensed consolidated balance sheet. ASC 842 was effective for the Company on January 1, 2019. The adoption of ASC 842 impacted our condensed consolidated financial statements in that existing leases were recorded as right-of-use ("ROU") assets and related lease obligations on the condensed consolidated balance sheet.

We elected to adopt ASC 842 using the modified retrospective method and, therefore, has not recast comparative periods presented in its unaudited condensed consolidated financial statements. We elected the package of transition practical expedients for existing leases and therefore we have not reassessed the following: lease classification for existing leases, whether any existing contracts contained leases, and if any initial direct costs were incurred. We did not apply the hindsight practical expedient, and accordingly, we did not use hindsight in its assessment of lease terms. As permitted under ASC 842, we elected to not recognize ROU assets and related lease obligations for leases with terms of twelve months or less. In connection with the adoption of ASC 842, the Company recorded $127,000 of operating lease right-of-use assets and $128,000 of operating lease obligations as of January 1, 2019.

Under ASC 842, we determined if an arrangement is a lease at inception. ROU assets and related lease obligations are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, we consider only payments that are fixed and determinable at the time of commencement. As our leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We determined incremental borrowing rate is a hypothetical rate based on its understanding of what our credit rating would be. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received and net of the deferred rent balance on the date of implementation. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise such options.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on our consolidated financial position, statements of operations and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

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

(b) Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

Remote Power Patent Litigation

In September 2011, we initiated patent litigation against sixteen (16) data networking equipment manufacturers (and affiliated entities) in the U.S. District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  Named as defendants in the lawsuit (excluding affiliated parties) were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inc., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transition Networks, Inc.  As of January 2018, we reached settlements with fifteen (15) of the sixteen (16) defendants, with Hewlett-Packard Company ("HP") being the sole remaining defendant.

On November 13, 2017, a jury empaneled in the U.S. District Court for the Eastern District of Texas, Tyler Division, found that certain claims of our Remote Power Patent were invalid and not infringed by HP.  On February 2, 2018, we moved to throw out the jury verdict and have the Court determine that certain claims of our Remote Power Patent are not obvious (invalid) as a matter of law by filing motions for judgment as a matter of law on validity and a new trial on validity and infringement.  On August 29, 2018, the District Court issued an order granting our motion for judgment as a matter of law that our Remote Power Patent is valid, thereby overturning the jury verdict of invalidity and denied our motion for a new trial on infringement.  On August 30, 2018, we appealed the District Court's denial of our motion for a new trial on infringement to the U.S. Court of Appeals for the Federal Circuit.  On September 13, 2018, HP filed a cross-appeal of the District Court's order that the Remote Power Patent is valid as a matter of law.  No hearing on the appeal has been set.  If we are unable to reverse the District Court order of non-infringement on appeal, or there is an arbitration ruling that the District Court order relieves the obligation of certain of our licensees including Cisco, our largest licensee, to continue to pay us royalties and the District Court order is not subsequently reversed on appeal, our business, results of operations and cash-flow will continue to be materially adversely effected.

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

On October 16, 2017, the U.S. Bankruptcy Court of the Southern District of New York approved our settlement with defendant Avaya, Inc. ("Avaya").  As part of the settlement, Avaya, which on January 19, 2017 had filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, entered into a non-exclusive license agreement for the full term of our Remote Power Patent.  Under the terms of the license, Avaya paid a lump sum amount for sales of certain designated PoE products and agreed to pay ongoing royalties for other designated PoE products.  In addition, Avaya agreed we shall have an allowed general unsecured claim in the amount of $37,500,000, as amended, relating to all acts occurring on or before January 19, 2017 ("Allowed Claim").

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

In October 2016, we entered a settlement agreement with Polycom, Inc. ("Polycom").  Under the terms of the settlement, Polycom entered into a non-exclusive license for our Remote Power Patent for its full term and is obligated to pay us a license initiation fee of $5,000,000 for past sales of its PoE products and ongoing royalties based on its sales of PoE products.  $2,000,000 of the license initiation fee was paid within 30 days and the balance is payable in three annual installments of $1,000,000 beginning in October 2017. Payments due in October 2018 and October 2019 need not be paid by Polycom if all asserted claims of our Remote Power Patent have been found invalid.  Since the District Court in August 2018 granted our motion for judgment as a matter of law that our Remote Power Patent is valid thereby overturning the HP Jury Verdict of invalidity, Polycom became obligated to make the aforementioned remaining aggregate payments of $2,000,000 (subject to the continued validity of our Remote Power Patent) to us (of which $1,000,000 was paid in November 2018).

Dell Litigation

On November 13, 2018, we filed a lawsuit against Dell, Inc. in the District Court, 241st Judicial District, Smith County, Texas, for breach of a settlement and license agreement, dated August 15, 2016, with us as a result of Dell's failure to make royalty payments, and provide corresponding royalty reports, to us based on sales of Dell's PoE products.  We believe Dell is obligated to pay us all prior unpaid royalties that accrued prior to and after the date of the HP Jury Verdict (November 2017) as well as future royalties through the expiration of the Remote Power Patent in March 2020.  On December 7, 2018, Dell filed its Answer and Counterclaim. Dell denied the claim asserted by us and asserted a counterclaim in excess of $1,000,000.  On January 28, 2019, Dell brought a motion to stay the case as a result of our pending appeal of the District Court order overturning the HP Jury Verdict on non-infringement to the U.S. Court of Appeals for the Federal Circuit and HP's appeal of the District Court's order that the Remote Power Patent is valid as a matter of law.  Dell's motion to stay was denied by the Court on May 7, 2019.

Mirror Worlds Patent Portfolio Litigation

Pending Facebook Litigation

On May 9, 2017, Mirror Worlds Technologies, LLC, our wholly-owned subsidiary, initiated litigation against Facebook, Inc. ("Facebook") in the U.S. District Court for the Southern District of New York, for infringement of U.S. Patent No. 6,006,227, U.S. Patent No. 7,865,538 and U.S. Patent No. 8,255,439 (among the patents within our Mirror Worlds Patent Portfolio).  The lawsuit alleged that the asserted patents are infringed by Facebook's core technologies that enable Facebook's Newsfeed and Timeline features.  The lawsuit further alleged that Facebook's unauthorized use of the stream-based solutions of our asserted patents has helped Facebook become the most popular social networking site in the world.  We sought, among other things, monetary damages based upon reasonable royalties.  On May 7, 2018, Facebook filed a motion for summary judgment on non-infringement.  On August 11, 2018, the Court issued an order granting Facebook's motion for summary judgment of non-infringement and dismissed the case.  On August 17, 2018, we filed a Notice of Appeal to appeal the summary judgment decision to the U.S. Court of Appeals for the Federal Circuit.  No hearing on the appeal has been set.

Cox Patent Portfolio – Google and YouTube Legal Proceedings

On April 4, 2014, we initiated litigation against Google Inc. ("Google") and YouTube, LLC ("YouTube") in the U.S. District Court for the Southern District of New York for infringement of several of our patents within our Cox Patent Portfolio which relate to the identification of media content on the Internet.  The lawsuit alleges that Google and YouTube have infringed and continue to infringe certain of our patents by making, using, selling and offering to sell unlicensed systems and related products and services, which include YouTube's Content ID system.  In May 2014, the defendants filed an answer to our complaint and asserted defenses of non-infringement and invalidity.

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

The above referenced litigations that we commenced in the U.S. District Court for the Southern District of New York in April 2014 and December 2014 against Google and YouTube were subject to a court ordered stays which were in effect from July 2, 2015 until January 2, 2019 as a result of proceedings then pending at the Patent Trial and Appeal Board (PTAB) and the appeals to the U.S. District Court of Appeals for the Federal Circuit.  Pursuant to a Joint Stipulation and Order Regarding Lifting of Stays, entered on January 2, 2019, the parties agreed, among other things, that the stays with respect to the litigations were lifted.  In addition, we agreed not to assert certain patent claims which were asserted in the litigation commenced in April 2014 and we were permitted to substitute new claims.  Google also agreed to terminate the pending IPR proceedings that were subject to remand by the U.S. Court of Appeals for the Federal Circuit. In January 2019, our two litigations against Google and YouTube were consolidated.  The Court has set a claim construction hearing for August 26, 2019 and discovery is to be completed by September 30, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Issuances of Unregistered Securities

There were no such issuances during the three months ended March 31, 2019.

Stock Repurchases

On August 22, 2011, we established a share repurchase program ("Share Repurchase Program").  On June 14, 2017, our Board of Directors authorized an extension and increase of the Share Repurchase Program to repurchase up to $5,000,000 of shares of our common stock over the subsequent 24 month period (for a total authorization of approximately $17,000,000 since inception of the program).  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in our discretion.  The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors.  The Share Repurchase Program may be increased, suspended or discontinued at any time.  Since inception of the Share Repurchase Program in August 2011 through March 31, 2019, we have repurchased an aggregate of 8,154,698 shares of our common stock at an aggregate cost of $15,142,916 (exclusive of commissions) or an average per share price of $1.86.  During the three months ended March 31, 2019, we repurchased 300 shares of our common stock at an aggregate cost of $676 (exclusive of commissions) or an average per share price of $2.25.    At March 31, 2019, the remaining dollar value of shares that may be repurchased under the Share Repurchase Program was $1,321,091.

During the months of January, February and March 2019, we purchased common stock pursuant to our Share Repurchase Program as indicated below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2019	300	2.25	—	$1,321,091
February 1 to February 28, 2019	—	—	—	$1,321,091
March 1 to March 31, 2019	—	—	—	$1,321,091
Total	300	2.25	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. OTHER INFORMATION

None.

ITEM 5. EXHIBITS

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

NETWORK-1 TECHNOLOGIES, INC.

Date: May 15, 2019	By:	/s/ Corey M. Horowitz
Corey M. Horowitz
Chairman and Chief Executive Officer

Date: May 15, 2019	By:	/s/ David C. Kahn
David C. Kahn
Chief Financial Officer