Form 10-Q
period 2019-06-30
NETWORK 1 TECHNOLOGIES INC
filed 2019-08-14
CIK 1065078

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares of the registrant's common stock, $.01 par value per share, outstanding as of August 12, 2019 was 24,156,998.

NETWORK-1 TECHNOLOGIES, INC.

Form 10-Q Index

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

NETWORK-1 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2019	December 31, 2018
ASSETS:

CURRENT ASSETS:
Cash and cash equivalents	$18,923,000	$23,763,000
Marketable securities, at fair value	32,116,000	31,228,000
Royalty receivables, net	641,000	444,000
Other current assets	58,000	112,000

Total Current Assets	51,738,000	55,547,000

OTHER ASSETS:
Deferred tax assets	271,000	168,000
Patents, net of accumulated amortization	1,883,000	1,989,000
Equity investment	3,392,000	2,541,000
Operating leases right-of-use asset	63,000	—
Security deposits	21,000	21,000

Total Other Assets	5,630,000	4,719,000

TOTAL ASSETS	$57,368,000	$60,266,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$200,000	$67,000
Income taxes payable	197,000	197,000
Accrued contingency fees and related costs	276,000	1,136,000
Accrued payroll	64,000	486,000
Operating lease obligations – current	64,000	—
Other accrued expenses	184,000	175,000

TOTAL CURRENT LIABILITIES	$985,000	$2,061,000

TOTAL LIABILITIES	$985,000	$2,061,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value, authorized 10,000,000 shares;
none issued and outstanding at June 30, 2019 and
December 31, 2018	—	—

Common stock, $0.01 par value; authorized 50,000,000 shares;
24,088,811 and 23,735,927 shares issued and outstanding at
June 30, 2019 and December 31, 2018, respectively	241,000	237,000

Additional paid-in capital	65,524,000	65,151,000
Accumulated deficit	(9,464,000)	(7,102,000)
Accumulated other comprehensive income (loss)	82,000	(81,000)

TOTAL STOCKHOLDERS' EQUITY	56,383,000	58,205,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$57,368,000	$60,266,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

REVENUE	$599,000	$471,000	$1,205,000	$19,934,000

OPERATING EXPENSES:
Costs of revenue	175,000	133,000	321,000	7,392,000
Professional fees and related costs	238,000	586,000	545,000	1,104,000
General and administrative	488,000	462,000	976,000	969,000
Amortization of patents	87,000	69,000	141,000	139,000
Stock-based compensation	127,000	225,000	271,000	451,000

TOTAL OPERATING EXPENSES	1,115,000	1,475,000	2,254,000	10,055,000

OPERATING INCOME (LOSS)	(516,000)	(1,004,000)	(1,049,000)	9,879,000
OTHER INCOME:
Interest income, net	301,000	203,000	602,000	346,000
Net realized and unrealized gain on marketable securities	22,000	—	45,000	—
Total other income, net	323,000	203,000	647,000	346,000

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET LOSSES OF EQUITY METHOD INVESTEE	(193,000)	(801,000)	(402,000)	10,225,000

INCOME TAXES (BENEFIT):
Current	—	(237,000)	—	2,188,000
Deferred taxes, net	(38,000)	—	(103,000)	—
Total income taxes (benefit)	(38,000)	(237,000)	(103,000)	2,188,000

INCOME (LOSS) BEFORE SHARE OF NET LOSSES OF EQUITY METHOD INVESTEE:	(155,000)	564,000	(299,000)	8,037,000

SHARE OF NET (LOSSES) OF EQUITY METHOD INVESTEE	(53,000)	—	(149,000)	—

NET INCOME (LOSS)	$(208,000)	$(564,000)	$(448,000)	$8,037,000

Net Income (Loss) Per Share
Basic	$(0.01)	$(0.02)	$(0.02)	$0.34
Diluted	$(0.01)	$(0.02)	$(0.02)	$0.31

Weighted average common shares outstanding:
Basic	23,917,563	23,713,827	23,830,367	23,760,163
Diluted	23,917,563	23,713,827	23,830,367	25,599,581

Cash dividends declared per share	—	—	$0.05	$0.05

NET INCOME (LOSS)	$(208,000)	$(564,000)	$(448,000)	$8,037,000

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding gain (loss) on corporate bonds and notes arising during the period, net of tax	53,000	(9,000)	163,000	(34,000)

COMPREHENSIVE INCOME (LOSS)	$(155,000)	$(573,000)	$(285,000)	$8,003,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2019

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance – December 31, 2018	23,735,927	$237,000	$65,151,000	$(7,102,000)	$(81,000)	$58,205,000
Dividends and dividend equivalents declared	―	―	―	(1,215,000)	―	(1,215,000)
Stock-based compensation	―	―	144,000	―	―	144,000
Vesting of restricted stock units	11,250	―	―	―	―	―
Cashless exercise of stock options	105,000	1,000	(1,000)	―	―	―
Shares delivered to fund stock option exercises	(69,116)	―	―	―	―	―
Treasury stock purchased and retired	(300)	―	―	(1,000)	―	(1,000)
Net unrealized gain on corporate bonds and notes	―	―	―	―	110,000	110,000
Net loss	—	—	―	(240,000)	—	(240,000)
Balance – March 31, 2019	23,782,761	$238,000	$65,294,000	$(8,558,000)	$29,000	$57,003,000
Stock-based compensation	―	―	127,000	―	―	127,000
Vesting of restricted stock units	11,250	―	―	―	―	―
Proceeds from exercise of stock options	65,150	―	107,000	―	―	107,000
Cashless exercise of stock options	859,849	9,000	(9,000)	―	―	―
Shares delivered to fund stock option exercises	(490,351)	(5,000)	5,000	―	―	―
Value of shares delivered to pay withholding taxes	―	―	―	(366,000)	―	(366,000)
Treasury stock purchased and retired	(139,848)	(1,000)	―	(332,000)	―	(333,000)
Net unrealized gain on corporate bonds and notes	―	―	―	―	53,000	53,000
Net loss	—	―	—	(208,000)	—	(208,000)
Balance – June 30, 2019	24,088,811	$241,000	$65,524,000	$(9,464,000)	$82,000	$56,383,000

THREE AND SIX MONTHS ENDED JUNE 30, 2018

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance – December 31, 2017	23,843,915	$238,000	$64,435,000	$(10,219,000)	$(42,000)	$54,412,000
Dividends and dividend equivalents declared	―	―	―	(1,228,000)	―	(1,228,000)
Stock-based compensation	―	―	226,000	―	―	226,000
Vesting of restricted stock units	11,250	―	―	―	―	―
Cashless exercise of stock options	50,000	1,000	―	―	―	1,000
Shares delivered to fund stock option exercise	(23,110)	―	―	―	―	―
Proceeds from exercise of stock options	25,000	1,000	29,000	―	―	30,000
Treasury stock purchased and retired	(153,993)	(2,000)	―	(397,000)	―	(399,000)
Net unrealized loss on corporate bonds and notes	―	―	―	―	(25,000)	(25,000)
Net income	—	—	—	8,601,000	—	8,601,000
Balance – March 31, 2018	23,753,062	$238,000	$64,690,000	$(3,243,000)	$(67,000)	$61,618,000
Stock-based compensation	―	―	225,000	―	―	225,000
Vesting of restricted stock units	81,250	―	―	―	―	―
Value of shares delivered to pay withholding taxes	(16,784)	―	1,000	(53,000)	―	(52,000)
Cashless exercise of stock options	300,000	3,000	(3,000)	―	―	―
Shares delivered to fund stock option exercises	(181,936)	(2,000)	2,000	―	―	―
Treasury stock purchased and retired	(302,363)	(3,000)	―	(882,000)	―	(885,000)
Net unrealized loss on corporate bonds and notes	―	―	―	―	(9,000)	(9,000)
Net loss	—	—	—	(564,000)	—	(564,000)
Balance – June 30, 2018	23,633,229	$236,000	$64,915,000	$(4,742,000)	$(76,000)	$60,333,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(448,000)	$8,037,000
Adjustments to reconcile net income(loss)to net cash
(used in) provided by operating activities:
Amortization of patents	141,000	139,000
Stock-based compensation	271,000	451,000
Loss from equity investment	149,000	―
Deferred tax benefit	(103,000)	—
Amortization of right of use asset, net	67,000	—
Unrealized gain on marketable securities	(45,000)	—

Changes in operating assets and liabilities:
Royalty receivables	(197,000)	127,000
Prepaid taxes	—	125,000
Other current assets	54,000	39,000
Accounts payable	133,000	(10,000)
Income taxes payable	—	1,164,000
Operating lease obligations	(67,000)	—
Accrued expenses	(1,297,000)	(1,693,000)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,342,000)	8,379,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities	21,611,000	4,894,000
Purchases of marketable securities	(22,291,000)	(24,378,000)
Development of patents	(35,000)	(53,000)
Equity Investment	(1,000,000)	—

NET CASH USED IN INVESTING ACTIVITY	(1,715,000)	(19,537,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,191,000)	(1,188,000)
Value of shares delivered to fund withholding taxes	(366,000)	(50,000)
Repurchases of common stock, inclusive of commissions	(333,000)	(1,283,000)
Proceeds from exercise of options and warrants	107,000	30,000

NET CASH USED IN FINANCING ACTIVITIES	(1,783,000)	(2,491,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,840,000)	(13,649,000)

CASH AND CASH EQUIVALENTS, beginning of period	23,763,000	44,351,000

CASH AND CASH EQUIVALENTS, end of period	$18,923,000	$30,702,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$—	$918,000

NON-CASH FINANCING ACTIVITY
Accrued dividend rights on restricted stock units	$27,000	$41,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

NETWORK-1 TECHNOLOGIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS:

[1] BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of the management of Network-1 Technologies, Inc. (the "Company"), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 2019, and the results of its operations and comprehensive income (loss) for the three and six month periods ended June 30, 2019 and June 30, 2018, changes in stockholders' equity for the three and six month periods ended June 30, 2019 and June 30, 2018, and its cash flows for the six month periods ended June 30, 2019 and June 30, 2018.  The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP may have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2019. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results of operations to be expected for the full year.
The accompanying unaudited condensed consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, Mirror Worlds Technologies, LLC.
[2] BUSINESS
The Company is engaged in the development, licensing and protection of its intellectual property assets.  The Company presently owns seventy-two (72) patents including (i) the remote power patent (the "Remote Power Patent") covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) the Mirror Worlds patent portfolio (the "Mirror Worlds Patent Portfolio") relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) the Cox patent portfolio (the "Cox Patent Portfolio") relating to enabling technology for identifying media content on the Internet and taking further actions to be performed based on such identification; (iv) M2M/IoT patent portfolio (the "M2M/IoT Patent Portfolio") relating to, among other things, enabling technology for authenticating, provisioning and using embedded sim cards in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers; and (v) QoS patents (the "QoS Patents") covering systems and methods for the transmission of audio, video and data over computer and telephony networks in order to achieve high quality of service (QoS) (the "QoS Patents"). The Company has been actively engaged in licensing its Remote Power Patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables.  As of June 30, 2019, the Company had entered into twenty-seven (27) license agreements with respect to its Remote Power Patent.  The Company has also entered into two license agreements with respect to its Mirror Worlds Patent Portfolio.

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
On November 13, 2017, a jury empaneled in the U.S. District Court for the Eastern District of Texas, Tyler Division, found that certain claims of the Company's Remote Power Patent were invalid and not infringed by Hewlett-Packard (the "HP Jury Verdict").  On August 29, 2018, the District Court (i) granted the Company's motion for judgment as a matter of law that its Remote Power Patent is valid, thereby overturning the HP Jury Verdict of invalidity and (ii) denied the Company's motion for a new trial on infringement.  The Company has appealed the District Court's denial of its motion for a new trial on infringement to the U.S. Court of Appeals for the Federal Circuit (see Note I[1] hereof).  The HP Jury Verdict had a material adverse effect on the Company's results of operations and cash-flow for the year ended December 31, 2018 and the three and six months ended June 30, 2019 and will continue to do so for the life of the Company's Remote Power Patent (March 2020) unless the District Court judgment of non-infringement is reversed on appeal.  The Company has been dependent upon its Remote Power Patent for a significant portion of its revenue.  As a result of the HP Jury Verdict, several of the Company's largest licensees, including Cisco Systems, Inc., its largest licensee, notified the Company in late November 2017 and January 2018 that they will no longer make ongoing royalty payments to the Company pursuant to their license agreements.  If the Company successfully overturns the District Court order of non-infringement in its appeal to the Federal Circuit, certain licensees of the Remote Power Patent, including Cisco, will be obligated to pay the Company ongoing royalties and all royalties that accrued but were not paid following (and prior to) the HP Jury Verdict in November 2017.  If the Company is unable to reverse the District Court order of non-infringement on appeal, or there is an arbitration ruling that certain of the Company's licensees, including Cisco, are relieved of their obligations to pay the Company royalties and the District Court order of non-infringement is not subsequently reversed on appeal, the Company's business, results of operations and cash-flow will continue to be materially adversely effected (see Note I[1] and Note I[2] hereof).
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

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS (continued)
Consistent with the Company's revenue recognition policy (see Note B[4] hereof), the Company did not record revenue for 2018 and for the three and six months ended June 30, 2019 from certain licensees, including Cisco, who notified the Company they would not pay the Company ongoing royalties as a result of the HP Jury Verdict.  The Company disagrees with the position taken by such licensees and may pursue arbitration if it does not achieve a satisfactory resolution (see Note I[1] and I[2] hereof).

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
The Company maintains cash deposits in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC").  Accounts at each institution are insured by the FDIC up to $250,000. At June 30, 2019, the Company maintained a cash balance of $12,107,000 in excess of the FDIC insured limit.
The Company considers all highly liquid short-term investments, including certificates of deposit and money market funds, that are purchased with an original maturity of three months or less to be cash equivalents.
[3]	Marketable Securities
The Company's marketable securities are comprised of certificates of deposit with original maturity greater than three months from date of purchase, bond mutual funds, and corporate bonds and notes (see Note F). At June 30, 2019, included in marketable securities, the Company had aggregate certificates of deposit of $7,006,000 at financial institutions which constituted $500,000 in excess of the FDIC limit. The Company's marketable securities are measured at fair value and are accounted for in accordance with ASU 2016-01. Unrealized holding gains and losses on certificates of deposit and bond mutual funds are recorded in net realized and unrealized gain (loss) from investments on the unaudited condensed consolidated statements of income and comprehensive income(loss). Unrealized holding gains and losses, net of the related tax effect, on corporate bonds and notes are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Dividend and interest income are recognized when earned.  Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the marketable securities.

Note B – Summary of Significant Accounting Policies (continued)
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
The Company determines revenue recognition through the following steps:
•	identification of the license agreement;
•	identification of the performance obligations in the license agreement;
•	determination of the consideration for the license;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when the Company satisfies its performance obligations.

Revenue disaggregated by source is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Fully-Paid - Licenses	$	―	$	―	$130,000	(1)	$12,700,000
Royalty Bearing - Licenses		599,000		471,000	1,075,000		914,000
Other Revenue		―		―	―		6,320,000	(2)
Total Revenue		$599,000		$471,000	$1,205,000		$19,934,000
__________________________
(1)  Includes conversion of an existing royalty bearing license to a fully-paid license.
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
[5]	Equity Method Investments
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
The Company includes in costs of revenue for the three and six months ended June 30, 2019 and 2018 contingent legal fees payable to patent litigation counsel (see Note G[1] hereof), other contractual payments related to net proceeds from settlements (see Note G[2] hereof) and incentive bonus compensation payable to its Chairman and Chief Executive Officer (see Note H[1] hereof).
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
ASC 740-10, Accounting for Uncertainty in Income Taxes, defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.  The Company had no uncertain tax positions as of June 30, 2019 and 2018.
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

Note B – Summary of Significant Accounting Policies (continued)
The personal holding company ("PHC") rules under the Internal Revenue Code impose a 20% tax on a PHC's undistributed personal holding company income ("PHC Income"), which means, in general, taxable income subject to certain adjustments.  For a corporation to be classified as a PHC, it must satisfy two tests: (i) that more than 50% in value of its outstanding shares must be owned directly or indirectly by 5 or fewer individuals at any time during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the "Ownership Test") and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the "Income Test").  As of July 2019 (as well as during the second half of prior years), the Company believes it did not meet the Ownership Test.  Due to the significant number of shares held by the Company's largest shareholders, the Company continually assesses its share ownership to determine whether it meets the Ownership Test.  If the Ownership Test were met and the income generated by the Company were determined to constitute "royalties" within the meaning of the Income Test, the Company would constitute a PHC and the Company would be subject to a 20% tax on the amount of any PHC Income that it does not distribute to its shareholders.
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

Note B – Summary of Significant Accounting Policies (continued)

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
If an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited. At June 30, 2019 and 2018, there was no impairment to the Company's patents and equity investment.
The Company's equity method investment in ILiAD Biotechnologies, LLC ("ILiAD"), a privately held development stage biotechnology company (see Equity Investment – Note J) is evaluated on a non-recurring basis for impairment and is classified within Level 3 as it is valued using significant unobservable inputs or data in an inactive market, and the valuation requires management judgment due to the absence of market price and inherent lack of liquidity.

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

Note B – Summary of Significant Accounting Policies (continued)
Disclosures
On January 1, 2019, the Company adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, which amended certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The Company has updated its condensed consolidated financial statements to include a reconciliation of the beginning balance to the ending balance of stockholders' equity for each period for which a statement of operations is presented.
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
NOTE C – PATENTS
The Company's intangible assets at June 30, 2019 include patents with estimated remaining economic useful lives ranging from 1.00 to 14.50 years.  For all periods presented, all of the Company's patents were subject to amortization.  The gross carrying amounts and accumulated amortization related to acquired intangible assets as of June 30, 2019 and December 31, 2018 were as follows:
	June 30, 2019	December 31, 2018
Gross carrying amount – patents	$7,717,000	$7,682,000
Accumulated amortization – patents	(5,834,000)	(5,693,000)
Patents, net	$1,883,000	$1,989,000
Amortization expense for the three months ended June 30, 2019 and June 30, 2018 was $87,000 and $69,000, respectively.  Amortization expense for the six months ended June 30, 2019 and June 30, 2018 was $141,000 and $139,000, respectively. Future amortization of intangible assets, net is as follows:
Twelve Months Ended June 30,
2020	$283,000
2021	283,000
2022	283,000
2023	283,000
2024 and thereafter	751,000
Total	$1,883,000

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

NOTE D – STOCK-BASED COMPENSATION
Restricted Stock Units
During the six months ended June 30, 2019, the Company issued 15,000 restricted stock units ("RSUs") to each of its three non-management directors as an annual grant for 2019 for service on the Company's Board of Directors. The RSUs vest in four equal quarterly installments of 3,750 shares of common stock on March 15, 2019, June 15, 2019, September 15, 2019 and December 15, 2019, subject to continued service on the Board of Directors.
During the six months ended June 30, 2018, the Company issued 15,000 RSUs to each of its three non-management directors as an annual grant for 2018 for service on the Company's Board of Directors.  The RSUs vested in four equal quarterly installments of 3,750 shares of common stock on March 15, 2018, June 15, 2018, September 15, 2018 and December 15, 2018, subject to continued service on the Board of Directors.
A summary of restricted stock unit activity for the six months ended June 30, 2019 is as follows (each restricted stock unit issued by the Company represents the right to receive one share of the Company's common stock):
	Number of Shares	Weighted-Average Grant Date Fair Value
Balance of restricted stock units outstanding at December 31, 2018	505,000	$2.17
Grants of restricted stock units	45,000	2.60
Vested restricted stock units	(22,500)	2.60
Balance of unvested restricted stock units at June 30, 2019	527,500	$2.19

Restricted stock unit compensation expense was $127,000 and $225,000 for the three months ended June 30, 2019 and June 30, 2018, respectively.  Restricted stock unit compensation expense was $271,000 and $451,000 for the six months ended June 30, 2019 and June 30, 2018, respectively.
The Company has an aggregate of $472,000 of unrecognized restricted stock unit compensation as of June 30, 2019 to be expensed over a weighted average period of .99 years.
All of the Company's outstanding (unvested) restricted stock units have dividend equivalent rights.  As of June 30, 2019, there was $102,000 accrued for dividend equivalent rights.  As of December 31, 2018, there was $76,000 accrued for dividend equivalent rights.
Stock Options
There were no stock option grants during the six months ended June 30, 2019 and June 30, 2018.  The following table presents information relating to all stock options outstanding and exercisable at June 30, 2019:

Range of Exercise Price	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Options Exercisable

$1.19 - $2.34	605,000	$1.39	$2.86	605,000

NOTE D – STOCK-BASED COMPENSATION (continued)
The Company had no recorded stock-based compensation related to stock option grants for the three months ended June 30, 2019 and June 30, 2018.
The Company had no unrecognized stock-based compensation cost as of June 30, 2019.  The aggregate intrinsic value of options exercisable at June 30, 2019 was $672,000.
During the three months ended June 30, 2019, stock options to purchase an aggregate of 925,000 shares were exercised by executive officers of the Company and a consultant (750,000 shares at an exercise price of $0.83 per share by the Company's Chairman and Chief Executive Officer,  50,000 shares at an exercise price of $1.65 per share by each of the Company's Chief Financial Officer and Executive Vice President and 75,000 shares at an exercise price of $1.65 per share by a consultant). With respect to such options, options to purchase an aggregate of 859,849 shares were exercised on a net exercise (cashless) basis by the Company's Chairman and Chief Executive Officer (750,000 shares), the Company's Executive Vice President (34,849 shares)  and a consultant (75,000 shares) resulting in net shares (after delivery of shares for withholding taxes) of an aggregate of 328,111 issued to the Company's Chairman and Chief Executive Officer, 27,713 net shares issued to the Company's Executive Vice President and 28,824 net shares issued to the consultant.
During the three months ended June 30, 2018, a director of the Company exercised on a net exercise (cashless) basis a stock option to purchase 300,000 shares of common stock, at an exercise price of $1.88 per share, which resulted in net shares of 118,064 issued to the director.

NOTE E – EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is calculated by dividing the net income by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and restricted stock units. Potential shares of 1,132,500 and 2,407,000 at June 30, 2019 and June 30, 2018, respectively, consisted of options and restricted stock units.
Computations of basic and diluted weighted average common shares outstanding were as follows:
	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
Weighted-average common shares outstanding – basic	23,830,367	23,760,163	23,917,563	23,713,827
Dilutive effect of options, warrants and restricted stock units	―	1,839,418	―	―
Weighted-average common shares outstanding – diluted	23,830,367	25,599,581	23,917,563	23,713,827
Options and restricted stock units excluded from the computation of diluted income (loss) per share because the effect of inclusion would have been anti-dilutive	1,132,500	―	1,132,500	2,407,000

NOTE F – MARKETABLE SECURITIES
Marketable securities as of June 30, 2019 and December 31, 2018 were composed of:
June 30, 2019
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
Certificates of deposit	$6,998,000	$8,000	$	―	$7,006,000
Short term bond funds	13,970,000	37,000		―	14,007,000
Corporate bonds and notes	11,021,000	145,000		$(63,000)	$11,103,000
Total marketable securities	$31,989,000	$190,000		$(63,000)	$32,116,000

December 31, 2018
	Cost Basis	Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
Certificates of deposit	$13,151,000	$	―	$	―	$13,151,000
Short term bond funds	9,648,000		―		(8,000)	9,640,000
Corporate bonds and notes	8,518,000		―		(81,000)	8,437,000
Total marketable securities	$31,317,000		―		$(89,000)	$31,228,000

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
Russ, August & Kabat also provides legal services to the Company with respect to its pending patent litigations filed in April 2014 and December 2014 against Google Inc. and YouTube, LLC in the U. S. District Court for the Southern District of New York relating to certain patents

NOTE G – COMMITMENTS AND CONTINGENCIES (continued)
within the Company's Cox Patent Portfolio (see Note I[3] hereof).  The terms of the Company's agreement with Russ, August & Kabat provide for legal fees on a full contingency basis ranging from 15% to 30% of the net recovery (after deduction of expenses) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved.  The Company is responsible for all of the expenses incurred with respect to this litigation.
Dovel & Luner, LLP provides legal services to the Company with respect to its patent litigation filed in September 2011 against sixteen (16) data networking equipment manufacturers in the U.S. District Court for the Eastern District of Texas, Tyler (see Note I[1] hereof).  The terms of the Company's agreement with Dovel & Luner LLP essentially provide for legal fees on a full contingency basis ranging from 12.5% to 35% (with certain exceptions) of the net recovery (after deduction for expenses) depending on the stage of the preceding in which a result (settlement or judgment) is achieved.  For the three months ended June 30, 2019 and June 30, 2018, the Company incurred aggregate contingent legal fees to Dovel & Luner, LLP with respect to the litigation of $136,000 and $100,000, respectively.  For the six months ended June 30, 2019 and June 30, 2018, the Company incurred aggregate contingent legal fees to Dovel & Luner, LLP with respect to the litigation of $244,000 and $6,377,000, respectively.  The Company is responsible for a certain portion of the expenses incurred with respect to the litigation.
Dovel & Luner, LLP also provided legal services to the Company with respect to the litigation settled in July 2010 against Cisco and several other major data networking equipment manufacturers (see Note I[2] hereof).  The terms of the Company's agreement with Dovel & Luner, LLP with respect to this litigation provided for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of 24% (based on the settlement being achieved at the trial stage).  As a result of the royalty payments payable quarterly by Cisco in accordance with the Company's settlement and license agreement with Cisco, the Company has an obligation to pay Dovel & Luner, LLP (including local counsel) 24% of such royalties received.  During the three and six months ended June 30, 2019 and June 30, 2018, the Company did not incur any contingent legal fees to Dovel & Luner, LLP with respect to the litigation.
[2]	Patent Acquisitions
On February 28, 2013, the Company completed the acquisition of four patents (as well as a pending patent application) from Dr. Ingemar Cox (these patents together with subsequent related patent issuances comprise the Cox Patent Portfolio), a technology leader in digital watermarking content identification, digital rights management and related technologies, for a purchase price of $1,000,000 in cash and 403,226 shares of the Company's common stock.  In addition, the Company is obligated to pay Dr. Cox 12.5% of the net proceeds (after deduction of expenses) generated by the Company from licensing, sale or enforcement of the patents.  Since the acquisition of the patent portfolio from Dr. Cox, the Company has been issued twenty-nine (29) additional related patents by the USPTO resulting in an aggregate of thirty-three (33) patents within the Cox Patent Portfolio.
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

NOTE G – COMMITMENTS AND CONTINGENCIES (continued)
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
As part of the acquisition of the Mirror Worlds Patent Portfolio, the Company also entered into an agreement with Recognition pursuant to which Recognition received from the Company an interest in the net proceeds realized from the monetization of the Mirror Worlds Patent Portfolio, as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; and (iii) 20% of any portion of the net proceeds in excess of $250 million.  Since entering into the agreement with Recognition in May 2013, the Company has paid Recognition an aggregate of $3,127,000 with respect to such net proceeds interest related to the Mirror Worlds Patent Portfolio.  No such payments were made by the Company to Recognition during the three and six months ended June 30, 2019 and June 30, 2018.
On December 29, 2017, the Company acquired from M2M and IoT Technologies, LLC ("M2M") the M2M/IoT Patent Portfolio consisting of twelve (12) issued U.S. patents relating to, among other things, the enabling technology for authenticating and using embedded SIM cards in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers as well as automobiles and drones.  The Company paid $1,000,000 to acquire the M2M/IoT Patent Portfolio from M2M and has an obligation to pay M2M 14% of the first $100 million of net proceeds (after deduction of expenses) and 5% of net proceeds greater than $100 million from Monetization Activities (as defined) related to the patent portfolio. In addition, M2M will be entitled to receive from the Company $250,000 of additional consideration upon the occurrence of certain future events related to the patent portfolio.  Since the acquisition of the patent portfolio from M2M, the Company has been issued eleven (11) additional related patents by the USPTO resulting in an aggregate of twenty-three (23) issued U.S. patents.
[3]	Lease Agreements
The Company currently has two facility operating leases with remaining lease terms of three months to eleven months at June 30, 2019. The Company leases its principal office space in New York City at a monthly base rent of approximately $3,900 which lease expires on May 31, 2020. The Company also leases office space in New Canaan, Connecticut expiring on September 30, 2019 at a base rent (inclusive of utilities) of $7,750 per month (increasing $100 per month each year), which is subject to annual adjustments to reflect increases in real estate taxes and operating expenses.

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

NOTE G – COMMITMENTS AND CONTINGENCIES (continued)
Activity related to the Company's operating leases was as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease expense	$40,000	$74,000
Cash paid for amounts included in the measurement of operating lease obligations	$33,000	$67,000

The Company's operating lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate was determined based on information available for purposes of determining the present value of lease payments. The Company used an incremental borrowing rate of 5.5% at January 1, 2019 for all leases that commenced prior to that date. ROU assets obtained in exchange for operating lease obligations totaled $128,000 at January 1, 2019. ROU lease assets and related lease obligations for the Company's operating leases were recorded in the unaudited condensed consolidated balance sheet as follows:

As of
June 30, 2019
Operating lease right-of-use assets	$63,000
Operating lease obligations – current	$64,000
Total lease obligations	$64,000
Weighted average remaining lease term (in months)	8
Weighted average discount rate	5.5%

Future lease payments included in the measurement of lease liabilities on the unaudited condensed consolidated balance sheet as of June 30, 2019, were as follows:

Operating Leases
2019 – remaining period	$45,000
2020	20,000
Total future minimum lease payments	65,000
Less imputed interest	(1,000)
Total operating lease liability	$64,000

NOTE H - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

[1]   On July 14, 2016, the Company entered into a new employment agreement ("Agreement") with its Chairman and Chief Executive Officer pursuant to which he continues to serve the Company in such positions for a five year term, at an annual base salary of $475,000 which shall be increased by 3% per annum during the term of the Agreement.  The Agreement established an annual target bonus of $175,000 for the Chairman and Chief Executive Officer based upon performance.  In addition, the Company granted to the Chairman and Chief Executive Officer, under its 2013 Stock Incentive Plan, 750,000 restricted stock units ("RSUs"). The Agreement provided for the 750,000 RSUs to vest in the three tranches, as follows: (i) 250,000 RSUs shall vest on July 14, 2018, subject to the Chairman and Chief Executive Officer's continued employment

NOTE H - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS (continued)
by the Company through the vesting date (the "Employment Condition"); (ii) 250,000 RSUs shall vest at any time beginning July 14, 2018 through July 14, 2021 in equal annual installments for the remaining term of employment, subject to (1) the Employment Condition being satisfied through each such annual vesting date and (2) the Company's common stock achieving a closing price (for 20 consecutive trading days) of a minimum of $3.25 per share (subject to adjustment for stock splits) at any time during the term of employment; and (iii) 250,000 RSUs vest at any time beginning July 14, 2018 through July 14, 2021 in equal annual installments for the remaining term of employment subject to (1) the Employment Condition being satisfied through each such annual vesting date and (2) the Company's common stock achieving a closing price (for 20 consecutive trading days) of a minimum of $4.25 per share (subject to adjustment for stock splits) at any time during the term of employment.  The aforementioned stock price vesting conditions of $3.25 per share and $4.25 per share have been satisfied.  Notwithstanding the above, in the event of a Change of Control (as defined), a Termination Other Than for Cause (as defined), or a termination of employment by the Chairman and Chief Executive Officer for Good Reason (as defined), all of the 750,000 RSUs shall accelerate and become immediately fully vested.
On July 14, 2018, 375,000 RSUs owned by the Company's Chairman and Chief Executive Officer vested in accordance with the above referenced terms of the Agreement.  With respect to such vesting of RSUs, the Company's Chairman and Chief Executive Officer delivered 172,313 shares of common stock to satisfy withholding taxes and received 202,687 net shares of common stock. Under the terms of the Agreement, so long as the Chairman and Chief Executive Officer continues to serve as an executive officer of the Company, whether pursuant to the Agreement or otherwise, the Chairman and Chief Executive Officer shall also receive incentive compensation in an amount equal to 5% of the Company's gross royalties or other payments from Licensing Activities (as defined) (without deduction of legal fees or any other expenses) with respect to its Remote Power Patent and a 10% net interest (gross royalties and other payments after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company's royalties and other payments relating to Licensing Activities with respect to patents other than the Remote Power Patent (including the Mirror Worlds Patent Portfolio, Cox Patent Portfolio and M2M/IoT Patent Portfolio) (collectively, the "Incentive Compensation").  During the three months ended June 30, 2019 and June 30, 2018, the Chairman and Chief Executive Officer earned Incentive Compensation of $30,000 and $24,000, respectively. During the six months end June 30, 2019 and June 30, 2018, the Chairman and Chief Executive Officer earned Incentive Compensation of $60,000 and $997,000, respectively. As of June 30, 2019 and December 31, 2018, $60,000 and $109,000 of such compensation were included in accrued expenses, respectively.
The Incentive Compensation shall continue to be paid to the Chairman and Chief Executive Officer for the life of each of the Company's patents with respect to licenses entered into with third parties during the term of his employment or at any time thereafter, whether he is employed by the Company or not; provided, that, the Chairman and Chief Executive Officer's employment has not been terminated by the Company "For Cause" (as defined) or terminated by him without "Good Reason" (as defined).  In the event of a merger or sale of substantially all of the assets of the Company, the Company has the option to extinguish the right of the Chairman and Chief Executive Officer to receive future Incentive Compensation by payment to him of a lump sum payment, in an amount equal to the fair market value of such future interest as determined by an independent third party expert if the parties do not reach agreement as to such value.  In the event that the Chairman and Chief Executive Officer's employment is terminated by the Company "Other Than For Cause" (as defined) or by him for "Good Reason" (as defined), the Chairman and Chief Executive Officer shall also be entitled to (i) a lump sum severance payment of 12 months base

NOTE H - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS (continued)
salary, (ii) a pro-rated portion of the $175,000 target bonus provided bonus criteria have been satisfied on a pro-rated basis through the calendar quarter in which the termination occurs and (iii) accelerated vesting of all unvested options, warrants, RSUs and other awards.
In connection with the Agreement, the Chairman and Chief Executive Officer has also agreed not to compete with the Company as follows: (i) during the term of the Agreement and for a period of 12 months thereafter if his employment is terminated by us "Other Than For Cause" (as defined) provided he is paid his 12 month base salary severance amount and (ii) for a period of two years from the termination date, if terminated "For Cause" by the Company or "Without Good Reason" by the Chairman and Chief Executive Officer.
[2]  The Company's Chief Financial Officer serves on an at-will basis, pursuant to an offer letter dated April 9, 2014, at an annual base salary of $175,000 (increased in June 2016 from $157,500) and is eligible to receive incentive or bonus compensation on an annual basis in the discretion of the Company's Compensation Committee.  In connection with the offer letter, the Chief Financial Officer was issued, under the Company's 2013 Stock Incentive Plan, a 5-year stock option to purchase 50,000 shares of the common stock, at an exercise price of $1.65 per share, which option vested in two equal amounts (25,000 shares each) on each of December 31, 2014 and December 31, 2015.  In the event the Chief Financial Officer's employment is terminated without "Good Cause" (as defined), he shall receive (i) (a) 6 months base salary or (b) 12 months base salary in the event of a termination without "Good Cause" within 6 months following a "Change of Control" of the Company (as defined) and (ii) accelerated vesting of all remaining unvested shares underlying his options or any other awards he may receive in the future.  On June 9, 2016, the Company granted 50,000 RSUs to its Chief Financial Officer, which vested 25,000 RSUs on June 9, 2017 and 25,000 RSUs on June 9, 2018. On November 27, 2018, the Company's Chief Financial Officer was granted 40,000 RSUs, with 50% of such RSUs vesting on the one year anniversary of the grant date (November 27, 2019) and 50% vesting on the two year anniversary of the grant date (November 27, 2020), subject to the Chief Financial Officer's continued employment by the Company.
[3]  The Company's Executive Vice President serves on an at-will basis at an annual base salary of $200,000 and is eligible to receive incentive or bonus compensation on an annual basis in the discretion of the Company's Compensation Committee.  On June 9, 2016, the Company granted 50,000 RSUs to its Executive Vice President which vested 25,000 RSUs on June 9, 2017 and 25,000 RSUs on June 9, 2018.  On November 27, 2018, the Executive Vice President was granted 50,000 RSUs which vested 50% on the one year anniversary of the grant date (November 27, 2019) and 50% on the two year anniversary of the grant date (November 27, 2020), subject to the Executive Vice President's continued employment by the Company.

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

Note I – Legal Proceedings (continued)
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

Note I – Legal Proceedings (continued)
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

Note I – Legal Proceedings (continued)
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

Note J – Equity Investment
On December 18, 2018, the Company agreed to make an investment of up to $5,000,000 in ILiAD Biotechnologies, LLC ("ILiAD"), a privately held development stage biotechnology company dedicated to the prevention of human disease caused by Bordetella pertussis with a current focus on its proprietary intranasal vaccine, BPZE1, for the prevention of pertussis (whooping cough). The investment by the Company is part of a financing of up to approximately $16,200,000 of Class C units of ILiAD, consisting of two tranches. The Company made an initial investment (tranche 1) at the December 18, 2018 closing of $2,500,000 to purchase 1,111,111 Class C units at $2.25 per unit and received five-year warrants to purchase 366,666 Class C units at an exercise price of $2.75 per unit.  In connection with its investment, the Company's Chairman and Chief Executive Officer obtained a seat on ILiAD's Board of Managers.  The Company incurred approximately $41,000 of advisory and legal expenses in conjunction with its equity investment in ILiAD which have been capitalized as a component of the equity investment carrying value at June 30, 2019.
In accordance with the Securities Purchase Agreement, dated December 18, 2018, the Company is obligated to invest an additional $2,500,000 (tranche 2) to purchase 943,396 Class C units at $2.65 per unit (and will also receive additional five-year warrants to purchase 311,320 Class C units at an exercise price of $3.50 per unit) contingent upon ILiAD receiving, on or before December 31, 2019, an "allowed-to-proceed" notification from the FDA for a Phase 2b clinical study. On May 2, 2019, ILiAD notified the Company that it had received an "allowed to proceed" notice from the FDA permitting ILiAD to advance to the Phase 2b clinical study of its BP2E1 vaccine. ILiAD elected to permit its Class C investors (including the Company) to bifurcate their tranche 2 commitments such that 40% would be currently due and 60% (additional $1,500,000 investment by the Company) would be due when ILiAD receives satisfactory safety data from the clinical study. On May 6, 2019, the Company satisfied its 40% commitment through an additional $1,000,000 investment by the Company in exchange for 377,358 Class C units at $2.65 per unit and received five-year warrants to purchase 124,528 Class C units at an exercise price of $3.50 per unit. At June 30, 2019, the Company owned approximately 8.4% of the outstanding units of ILiAD (on a non-fully diluted basis).
The Company's investment in ILiAD is accounted for as an equity method investment in accordance with ASC 323, Investments — Equity Method and Joint Ventures as the Company has the ability to exercise significant influence, but not control, over ILiAD. The Company's investment in ILiAD is measured at cost minus impairment, if any, plus or minus the Company's share of ILiAD's income or loss. The Company's proportionate share of the income or loss from its investment in ILiAD is recognized on a one-quarter lag. For the three and six months ended June 30, 2019, the Company recorded net (loss) from its equity investment in ILiAD totaling $(53,000) and $(149,000), respectively.
The difference between the Company's share of equity in ILiAD's net assets and the equity investment carrying value reported on the Company's condensed consolidated balance sheet at June 30, 2019 is due to an excess amount paid over the book value of the investment totaling approximately $3,392,000 which is accounted for as equity method goodwill.

Note K– STOCK REPURCHASE
On June 11, 2019, the Board of Directors authorized an extension and increase of the Company's share repurchase program (the "Share Repurchase Program") to repurchase up to $5,000,000 of common stock over the subsequent 24 month period (for a total authorization of approximately $22,000,000 since inception of the program in August 2011).  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the Company's discretion.  The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors.  The Share Repurchase Program may be increased, suspended or discontinued at any time.
Since inception of the Share Repurchase Program through June 30, 2019, the Company has repurchased an aggregate of 8,294,546 shares of its common stock at an aggregate cost of $15,473,903 (exclusive of commissions) or an average per share price of $1.87.  All such repurchased shares have been cancelled.  During the six months ended June 30, 2019, the Company repurchased 140,148 shares of its common stock at a cost of $330,987 (exclusive of commissions) or an average per share price of $2.37. At June 30, 2019, the dollar value of remaining shares that may be repurchased under the Share Repurchase Program was $4,818,350.

NOTE L –CONCENTRATIONS
Revenue from four licensees constituted approximately 56%, 10%, 10%  and 10% of the Company's revenue for the three months ended June 30, 2019 and revenue from four licensees constituted approximately 43%, 14%, 11% and 11% of the Company's revenue for the six months ended June 30, 2019. Revenue from three licensees constituted approximately 41%, 18% and 12% of the Company's revenue for the three months ended June 30, 2018 and revenue from one licensee constituted approximately 64% of the Company's revenue for the six months ended June 30, 2018. Revenue from the sale of the Company's unsecured claim against Avaya, Inc. constituted approximately 32 % of the Company's revenue for the three months ended June 30, 2018.  At June 30, 2019, royalty receivables from three licensees constituted in the aggregate approximately 82% of the Company's royalty receivables.  At December 31, 2018, royalty receivables from four licensees constituted in the aggregate approximately 80% of the Company's royalty receivables.

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

NOTE N – SUBSEQUENT EVENTS
[1] On July 14, 2019, 125,000 restricted stock units owned by the Company's Chairman and Chief Executive Officer vested in accordance with his employment agreement dated July, 14, 2016 (see Note H[1] hereof). With respect to the vesting of such restricted stock units, the Company's Chairman and Chief Executive Officer delivered 56,813 shares of common stock to satisfy withholding taxes and received 68,187 net shares of common stock.
[2] On July 25, 2019, the Board of Directors of the Company declared a cash dividend of $.05 per common share with a payment date of September 20, 2019 to all common stockholders as of September 4, 2019.
[3] On August 9, 2019, ILiAD notified the Company that the FDA has allowed Phase 2b to proceed to full enrollment based on satisfactory safety data from the first phase of the clinical study.  As a result, the Company is obligated to invest an additional $1,500,000 in ILiAD for 566,038 Class C units at $2.65 per unit and receive five-year warrants to purchase 186,792 Class C units at an exercise price of $3.50 per unit (see Note J hereof).

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
OVERVIEW
Our principal business is the development, licensing and protection of our intellectual property assets.  We presently own seventy-two (72) patents including: (i) our remote power patent ("Remote Power Patent") covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) our Mirror Worlds patent portfolio (the "Mirror Worlds Patent Portfolio") relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) our Cox patent portfolio (the "Cox Patent Portfolio") relating to enabling technology for identifying media content on the Internet and taking further action to be performed based on such identification; (iv) our M2M/IoT patent portfolio (the "M2M/IoT Patent Portfolio") relating to, among other things, enabling technology for authenticating, provisioning and using embedded sim cards in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers; and (v) our QoS patents (the "QoS Patents") covering systems and methods for the transmission of audio, video and data in order to achieve high quality of service (QoS) over computer and telephony networks. In addition, we continually review opportunities to acquire or license additional intellectual property as well as other strategic alternatives.
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
Our patent acquisition and development strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as we have achieved with respect to our Remote Power Patent and Mirror Worlds Patent Portfolio.  Our Remote Power Patent has generated licensing revenue of approximately $145,000,000 from May 2007 through June 30, 2019.  Since our acquisition of Mirror Worlds Patent Portfolio in May 2013, we have received licensing and other revenue from the portfolio of $47,150,000 through June 30, 2019.

On November 13, 2017, the HP Jury Verdict was rendered which found that certain claims of our Remote Power Patent were invalid and not infringed by Hewlett-Packard.  On August 29, 2018, the District Court (i) granted our motion for judgment as a matter of law that our Remote Power Patent is valid, thereby overturning the HP Jury Verdict of invalidity and (ii) denied our motion for a new trial on infringement.  We have appealed the District Court's denial of our motion for a new trial on infringement to the U.S. Court of Appeals for the Federal Circuit (see Note I[1] to our unaudited condensed consolidated financial statements included in this quarterly report).  The HP Jury Verdict had a material adverse effect on our business, results of operations and cash-flow for the year ended December 31, 2018 and the three and six months ended June 30, 2019 and will continue to do so for the life of our Remote Power Patent (March 2020) unless the District Court judgment of non-infringement is reversed on appeal.  We have been dependent upon our Remote Power Patent for a significant portion of our revenue.  As a result of the HP Jury Verdict, several of our largest licensees, including Cisco, our largest licensee, notified us in late November 2017 and January 2018 that they will no longer make ongoing royalty payments to us pursuant to their license agreements.  If we successfully overturn the District Court order of non-infringement in our appeal to the Federal Circuit, certain licensees of the Remote Power Patent, including Cisco, will be obligated to pay us ongoing royalties and all royalties that accrued but were not paid following (and prior to) the HP Jury Verdict in November 2017.  If we are unable to reverse the District Court order of non-infringement on appeal, or there is an arbitration ruling that certain of our licensees, including Cisco, are relieved of their obligations to pay royalties and the District Court order of non-infringement is not subsequently reversed on appeal, our business, results of operations and cash-flow will continue to be materially adversely effected (see Note I[1] and Note I[2] to our unaudited condensed consolidated financial statements included in this quarterly report).
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
We have been dependent upon our Remote Power Patent for a significant amount of our revenue.  Revenue for the year ended December 31, 2018 from license agreements for our Remote Power Patent was $15,785,000 (71% of our revenue) and such revenue was $16,451,000 (100% of our revenue) for the year ended December 31, 2017.  In addition, we have been dependent on royalty bearing licenses for our Remote Power Patent for our recurring revenue (mostly payable quarterly).  As a result of certain of our largest licensees not paying us royalties pursuant to licenses for our Remote Power Patent following the HP Jury Verdict as described above, we only achieved revenue from royalty bearing licenses of $3,086,000 for the year ended December 31, 2018 as compared to royalty bearing revenue of $12,053,000 and $10,788,000 for the year ended December 31, 2017 and December 31, 2016, respectively. In addition, we only received revenue from Royalty Bearing Licenses of $599,000 and $471,000 for the three months ended June 30, 2019 and June 30, 2018, respectively, and $1,075,000 and $914,000 for the six months ended June 30, 2019 and June 30, 2018. Since significant revenue from our Remote Power Patent licensees (including Cisco) remains uncertain pending the outcome of the appeal to the Federal Circuit of the District Court order of non-infringement in our trial with Hewlett Packard, additional significant licensing revenue may be dependent upon the outcome of litigation involving our Cox Patent Portfolio, Mirror Worlds Patent Portfolio and our ability to monetize our M2M/IoT Patent Portfolio or new patents to be acquired in the future.  Our future revenue stream is uncertain.

At June 30, 2019, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $51,039,000 and working capital of $50,753,000.  Based on our current cash position, we believe that we will have sufficient cash to fund our operations for the foreseeable future.  Based on our cash position, we continually review opportunities to acquire additional intellectual property as well as evaluate other strategic opportunities.
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
On December 8, 2016, our Board of Directors approved the initiation of a dividend policy.  The policy provides for the payment of regular semi-annual cash dividends of $0.05 per common share ($0.10 per common share annually) which are anticipated to be paid in March and September of each year.  It is anticipated that the semi-annual cash dividend will continue to be paid through March 2020 (expiration of our Remote Power Patent) provided that we continue to receive royalties from licensees of our Remote Power Patent.  During 2017 and 2018 semi-annual cash dividends of $0.05 per share were paid in March and September in accordance with our dividend policy.  On February 11, 2019, our Board of Directors declared a semi-annual cash dividend of $0.05 per common share with a payment date of March 25, 2019 to all shareholders of record on March 11, 2019. On July 25, 2019, our Board of Directors declared a semi-annual cash dividend of $0.05 per common share with a payment date of September 20, 2019 to all stockholders as of record on September 4, 2019. However, if we are unable to overturn the HP Jury Verdict finding of non-infringement in the District Court or there is not an arbitration ruling that the HP Jury Verdict finding of non-infringement does not apply to certain of our licensees of our Remote Power Patent, our Board of Directors may choose to modify or discontinue regular semi-annual cash dividends of $0.05 per common share.
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

Royalty Bearing Licenses
Our Royalty Bearing Licenses for our Remote Power Patent obligate licensees to pay us ongoing royalties primarily on a quarterly basis for the life of our Remote Power Patent (March 2020), subject to certain conditions including the validity of certain claims of our Remote Power Patent or a finding that a third party's PoE products are found not to infringe our Remote Power Patent and such finding applies to our particular licensee's licensed products.  At June 30, 2019, we had sixteen (16) Royalty Bearing Licenses and at June 30, 2018 we had Royalty Bearing Licenses with seventeen (17) licensees.  In March 2019, one Royalty Bearing License was converted to a Fully-Paid License.
Pending Litigation
We currently have pending patent infringement litigations involving our Remote Power Patent and certain patents within our Cox Patent Portfolio and Mirror Worlds Patent Portfolio (see "Legal Proceedings" at pages 39 – 41 hereof).
In September 2011, we initiated patent litigation against sixteen (16) data equipment manufacturers in the U.S. District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent.  We settled the litigation against fifteen (15) of the sixteen (16) defendants.  The remaining defendant in the litigation is Hewlett-Packard Company.  On November 13, 2017, a jury determined that certain claims of our Remote Patent are invalid and not infringed by Hewlett-Packard.  On August 29, 2018, the District Court granted our motion for judgment as a matter of law that our Remote Power Patent is valid, thereby overturning the HP Jury Verdict on validity.  In addition, the District Court denied our motion for a new trial on non-infringement.  We have appealed the District Court's denial of our motion for a new trial on infringement to the U.S. Court of Appeals for the Federal Circuit (see "Legal Proceedings" at pages 39-40 hereof).
In April 2014 and December 2014, we initiated patent infringement litigation against Google Inc. and YouTube, LLC in the U.S. District Court for the Southern District of New York for infringement of several patents within our Cox Patent Portfolio (see "Legal Proceedings" at pages 40-41 of this quarterly report).
In May 2017, we initiated patent infringement litigation against Facebook, Inc. ("Facebook") in the U.S. District Court for the Southern District of New York, for infringement of our U.S. Patent No. 6,006,227, U.S. Patent No. 7,865,538 and U.S. Patent No. 8,225,439 (among the patents we acquired as part of our acquisition of our Mirror Worlds Patent Portfolio).  In August 2018, the Court granted Facebook's motion for summary judgment of non-infringement and dismissed the case.  We have appealed the decision to the U.S. Court of Appeals for the Federal Circuit (see "Legal Proceedings" at page 40 hereof).
Settlements and Related Matters in the Periods
During the three and six month periods ended June 30, 2019, we had no revenue from new litigation settlements.  During the three  month period ended June 30, 2018, we also had no revenue from new litigation settlements. During the six month period ended June 30, 2018, we had revenue of $12,700,000 from our Fully-Paid License with Juniper Systems, Inc. from a litigation settlement and $6,320,000 from the sale of our Avaya unsecured claim (see "Legal Proceedings" at page 39 hereof).

RESULTS OF OPERATIONS
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Revenue.  We had revenue of $599,000 for the three months ended June 30, 2019 as compared to revenue of $471,000 for the three months ended June 30, 2018.  The increase in revenue of $128,000 for the three months ended June 30, 2019 was due to increased revenue from our Royalty Bearing licensees for our Remote Power Patent.
Operating Expenses.  Operating expenses for the three months ended June 30, 2019 were $1,115,000 as compared to $1,475,000 for the three months ended June 30, 2018.  The decrease in operating expenses of $360,000 was primarily due to decreased legal fees and costs related to our patent litigation.  We had costs of revenue of $175,000 and $133,000 for the three months ended June 30, 2019 and 2018, respectively.  Included in the costs of revenue for the three months ended June 30, 2019 were contingent legal fees and expenses of $145,000 and $30,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note H to our unaudited condensed consolidated financial statements included in this quarterly report).  Included in the costs of revenue for the three months ended June 30, 2018 were contingent legal fees and expenses of $109,000 and $24,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.
General and administrative expenses increased by $26,000 from $462,000 for the three months ended June 30, 2018 to $488,000 for the three months ended June 30, 2019.  Amortization of patents was $87,000 for three months ended June 30, 2019 as compared to $69,000 for the three months ended June 30, 2018.  Stock-based compensation expense related to the issuance of restricted stock units was $127,000 for the three months ended June 30, 2019 as compared to $225,000 for the three months ended June 30, 2018.  Professional fees and related costs were $238,000 for the three months ended June 30, 2019 as compared to $586,000 for the three months ended June 30, 2018 primarily as a result of decreased legal fees and costs related to our pending patent litigations.
Operating Loss. We had an operating loss of $(516,000) for the three months ended June 30, 2019 compared with operating loss of $1,004,000 for the three months ended June 30, 2018.  The decreased operating loss of $488,000 for the three months ended June 30, 2019 was due to increased revenue and decreased legal fees and costs related to our patent litigation.
Interest Income.  Interest income for the three months ended June 30, 2019 was $301,000 as compared to interest income of $203,000 for the three months ended June 30, 2018 primarily as a result of interest earned on additional investments of short-term marketable securities.
Income Taxes(Deferred Tax Benefit). We had a deferred tax benefit for federal, state and local income taxes of $(38,000) and a current tax benefit of $(237,000) for federal, state and local taxes were recorded for the three months ended June 30, 2019 and 2018, respectively.  The increase in such taxes of $199,000 for the three months ended June 30, 2019 was primarily due to the loss before taxes of $(193,000).
Share of Net Losses of Equity Method Investee. We incurred a net loss of $(53,000) during the three month period ended June 30, 2019 related to our equity share in ILiAD Biotechnologies (see Note J to our condensed consolidated financial statements included in this quarterly report).
Net Income (Loss).  As a result of the foregoing, we realized a net loss of $(208,000) or $(0.01) per share basic and diluted for the three months ended June 30, 2019 compared with net loss of $(564,000) or $(0.02) per share basic and diluted for the three months ended June 30, 2018.  The decrease in net loss of $356,000 for the three months ended June 30, 2019 was primarily due to increased revenue and decreased legal fees and costs related to our patent litigation.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Revenue.  We had revenue of $1,205,000 for the six months ended June 30, 2019 as compared to revenue of $19,934,000 for the six months ended June 30, 2018.  The decrease in revenue of $18,729,000 for the six months ended June 30, 2019 was primarily due to revenue for the six months ended June 30, 2018 from a Fully-Paid License related to our patent litigation settlement with Juniper Networks, Inc. of $12,700,000 and $6,320,000 of revenue from sale of our Avaya unsecured claim (see Notes I[1] to our unaudited condensed consolidated financial statements included in this quarterly report).  Excluding revenue from our Fully-Paid License with Juniper and sale of our Avaya unsecured claim for the six months ended June 30, 2018, revenue from our Royalty Bearing Licenses for the six months ended June 30, 2018 was $914,000 compared to $1,075,000 for the six months ended June 30, 2019.
Operating Expenses.  Operating expenses for the six months ended June 30, 2019 were $2,254,000 as compared to $10,055,000 for the six months ended June 30, 2018.  The decrease in operating expenses of $7,801,000 was primarily due to decreased costs of revenue of $7,071,000 for the six months ended June 30, 2018 related to our Fully-Paid License with Juniper from our patent litigation settlement and the sale of our unsecured Avaya claim.  We had costs of revenue of $321,000 and $7,392,000 for the six months ended June 30, 2019 and June 30, 2018, respectively.  Included in the costs of revenue for six months ended June 30, 2019 were contingent legal fees and expenses of $261,000 and $60,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note G[1] and Note H[1] to our unaudited condensed consolidated financial statements included in this quarterly report).  Included in the costs of revenue for the six months ended June 30, 2018 were contingent legal fees and expenses of $6,395,000 and $997,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.
General and administrative expenses increased by $7,000 from $969,000 for the six months ended June 30, 2018 to $976,000 for the six months ended June 30, 2019.  Amortization of patents was $141,000 for the six months ended June 30, 2019 as compared to $139,000 for the six months ended June 30, 2018. Stock-based compensation expense related to the issuance of restricted stock units was $271,000 for the six months ended June 30, 2019 as compared to $451,000 for the six months ended June 30, 2018.  Professional fees and related costs were $545,000 for the six months ended June 30, 2019 as compared to $1,104,000 for the six months ended June 30, 2018 primarily as a result of decreased legal fees and costs related to our pending patent litigations.
Operating Income (Loss). We had an operating loss of $(1,049,000) for the six months ended June 30, 2019 compared with operating income of $9,879,000 for the six months ended June 30, 2018.  Our operating income for the six months ended June 30, 2018 was due to operating income associated with revenue of $19,020,000 from our Fully-Paid License with Juniper and the sale of our Avaya unsecured claim, less related costs.
Interest Income.  Interest income for the six months ended June 30, 2019 was $602,000 as compared to interest income of $346,000 for the six months ended June 30, 2018 primarily as a result of interest earned on additional investments.

Income Taxes (Deferred Tax Benefit).We had a deferred tax benefit for federal, state and local taxes of  $(103,000) and a current tax expense of $2,188,000 for federal, state and local taxes were recorded for six months ended June 30, 2019 and 2018. The decrease in such taxes of $2,291,000  for the six months ended June 30, 2019 was primarily due to decreased taxable income of $10,627,000 for the six months ended June 30, 2019.
Share of Net Losses of Equity Method Investee. We incurred a loss of $(149,000) during the six month period ended June 30, 2019 related to our share of the net losses in ILiAD Biotechnologies (see Note J to our condensed consolidated financial statements included in this quarterly report).
Net Income (Loss).  As a result of the foregoing, we realized net loss of $(448,000) or $(0.02) per share basic and diluted for the six months ended June 30, 2019 compared with net income of $8,037,000 or $0.34 per share basic and $0.31 per share diluted for the six months ended June 30, 2018.  The decrease in net income of $8,485,000 for the six months ended June 30, 2019 was primarily due to income for the six months ended June 30, 2018 associated with revenue of $19,020,000 from our Fully-Paid License with Juniper and from the sale of our Avaya claims, less related costs.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations primarily from revenue from licensing our patents.  At June 30, 2019, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $51,039,000 and working capital of $50,753,000.  Based on our current cash position, we believe that we will have sufficient cash to fund our operations for the foreseeable future.
At June 30, 2019, we had royalty receivables of $641,000 due from our Royalty Bearing Licenses, which are typically paid within sixty (60) days.
Working capital decreased by $2,733,000 at June 30, 2019 as compared to working capital of $53,486,000 at December 31, 2018. The decrease in working capital for the six months ended June 30, 2019 was primarily due to a decrease in cash and cash equivalents of $4,840,000, which included a cash dividend of $1,191,000 and an additional equity investment of $1,000,000, offset by a decrease in accrued expenses of $1,297,000.
Net cash provided by (used in) operating activities for the six months ended June 30, 2019 decreased by $9,721,000 from $8,379,000 for the six months ended June 30, 2018 to $(1,342,000) for the six months ended June 30, 2019.  The decrease in net cash provided by (used in) operating activities for the six months ended June 30, 2019 compared with the six months ended June 30, 2018 was primarily due to a decrease in net income of $8,485,000.
Net cash used in investing activities during the six months ended June 30, 2019 was $(1,715,000) as compared to $(19,537,000) for the six months ended June 30, 2018 as a result of new investments in short term marketable securities for the six months ended June 30, 2018.
Net cash used in financing activities for the six months ended June 30, 2019 and 2018 was $(1,783,000) and $(2,491,000), respectively.  The change of $(708,000) primarily resulted from reduced stock repurchases of $950,000.
We maintain our cash in money market accounts and other short-term fixed income securities.  Accordingly, we do not believe that our investments have significant exposure to interest rate risk.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS
We do not have any long-term debt, capital lease obligations, purchase obligations or other long-term liabilities.
CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition, results of operations, and cash flows are based on our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of our financial statements included in this Quarterly Report on Form 10-Q requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of our unaudited condensed consolidated financial statements include revenue recognition, patents, stock-based compensation, income taxes, valuation of patents and equity method investments, including the evaluation of the Company's basis difference. Actual results could be materially different from those estimates, upon which the carrying values were based. See also Note B to our unaudited condensed consolidated financial statements included in this quarterly report.
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
(b) Changes in Internal Controls
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Issuances of Unregistered Securities
There were no such issuances during the three months ended June 30, 2019.
Stock Repurchases
On August 22, 2011, we established a share repurchase program ("Share Repurchase Program").  On June 11, 2019, our Board of Directors authorized an extension and increase of the Share Repurchase Program to repurchase up to $5,000,000 of shares of our common stock over the subsequent 24 month period (for a total authorization of approximately $22,000,000 since inception of the program).  The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in our discretion.  The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors.  The Share Repurchase Program may be increased, suspended or discontinued at any time.  Since inception of the Share Repurchase Program in August 2011 through June 30, 2019, we have repurchased an aggregate of 8,294,546 shares of our common stock at an aggregate cost of $15,473,903 (exclusive of commissions) or an average per share price of $1.86.  During the three months ended June 30, 2019, we repurchased 139,848 shares of our common stock at an aggregate cost of $330,987 (exclusive of commissions) or an average per share price of $2.37.At June 30, 2019, the remaining dollar value of shares that may be repurchased under the Share Repurchase Program was $4,878,350.

During the months of April, May and June 2019, we purchased common stock pursuant to our Share Repurchase Program as indicated below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2019	26,900	2.48	26,900	$1,254,339
May 1 to May 31, 2019	32,000	2.32	32,000	$1,180,244
June 1 to June 30, 2019	80,948	2.35	80,948	$4,878,350(1)
Total	139,848	2.37	139,848
     ________________
(1)
Gives effect to the authorization by the Board of Directors of the Company on June 11, 2019 of an extension and increase of the Company's Share Repurchase Program to repurchase up to $5,000,000 of common stock over the next 24 months.

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

NETWORK-1 TECHNOLOGIES, INC.

Date: August 14, 2019	By:	/s/ Corey M. Horowitz
Corey M. Horowitz
Chairman and Chief Executive Officer

Date: August 14, 2019	By:	/s/ David C. Kahn
David C. Kahn
Chief Financial Officer