Form 10-K
period 2019-12-31
NETWORK 1 TECHNOLOGIES INC
filed 2020-03-20
CIK 1065078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to _________

Commission File Number:   1-15288

_____________________

NETWORK-1 TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

_____________________

Delaware	11-3027591
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

445 Park Avenue, Suite 912 New York, New York 10022
(Address of Principal Executive Offices)

Registrant's telephone number, including area code:   (212) 829-5770

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock $.01 par value	NTIP	NYSE American

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

(Title of Class)

_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of June 28, 2019 was $35,940,427.50.  Shares of voting stock held by each officer and director and by each person, who as of June 30, 2019, may be deemed to have beneficially owned more than 10% of the voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

The number of shares outstanding of Registrant's common stock as of March 16, 2020 was 24,032,918.

NETWORK-1 TECHNOLOGIES, INC.

2019 FORM 10-K

TABLE OF CONTENTS

Page No.

PART I

PART I

Forward-looking statements:

THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS ABOUT FUTURE EVENTS AND EXPECTATIONS WHICH ARE “FORWARD-LOOKING STATEMENTS”. ANY STATEMENT IN THIS 10-K THAT IS NOT A STATEMENT OF HISTORICAL FACT MAY BE DEEMED TO BE A FORWARD-LOOKING STATEMENT. FORWARD-LOOKING STATEMENTS PROVIDE CURRENT EXPECTATIONS OF FUTURE EVENTS BASED ON CERTAIN ASSUMPTIONS AND INCLUDE ANY STATEMENT THAT DOES NOT DIRECTLY RELATE TO ANY HISTORICAL OR CURRENT FACT. STATEMENTS CONTAINING SUCH WORDS AS “MAY,” “WILL,” “EXPECT,” “BELIEVE,” “ANTICIPATE,” “INTEND,” “COULD,” “ESTIMATE,” “CONTINUE” OR “PLAN” AND SIMILAR EXPRESSIONS OR VARIATIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS REFLECT THE CURRENT RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATED TO VARIOUS FACTORS IN THIS REPORT AND IN OTHER FILINGS MADE BY US WITH THE SECURITIES AND EXCHANGE COMMISSION. BASED UPON CHANGING CONDITIONS, SHOULD ANY ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, INCLUDING THOSE DISCUSSED AS “RISK FACTORS” IN ITEM 1A AND ELSEWHERE IN THIS REPORT, OR SHOULD ANY OF OUR UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED IN THIS REPORT. WE UNDERTAKE NO OBLIGATION TO UPDATE, AND WE DO NOT HAVE A POLICY OF UPDATING OR REVISING THESE FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE THE STATEMENT WAS MADE. UNLESS THE CONTEXT OTHERWISE REQUIRES, THE TERMS “NETWORK-1,” “COMPANY,” “WE,” “OUR,” “US” MEAN NETWORK-1 TECHNOLOGIES, INC. AND ITS WHOLLY-OWNED SUBSIDIARY, MIRROR WORLDS TECHNOLOGIES, LLC.

ITEM 1. BUSINESS

Overview

Our principal business is the development, licensing and protection of our intellectual property assets. We presently own eighty (80) patents including (i) our remote power patent (“Remote Power Patent”) covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) our Mirror Worlds patent portfolio (the “Mirror Worlds Patent Portfolio”) relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) our Cox patent portfolio (the “Cox Patent Portfolio”) relating to enabling technology for identifying media content on the Internet and taking further actions to be performed after such identification; (iv) our M2M/IoT patent portfolio (the “M2M/IoT Patent Portfolio”) relating to, among other things, enabling technology for authenticating, provisioning and using embedded sim cards in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones tablets and computers; and (v) our QoS patents (the “QoS Patents”) covering systems and methods for the transmission of audio, video and data in order to achieve high quality of service (QoS) over computer and telephony networks. In addition, we continually review opportunities to acquire or license additional intellectual property.

Our Remote Power Patent (U.S. Patent No. 6,218,930) generated licensing revenue of approximately $147,000,000 from May 2007 through December 31, 2019. Our Remote Power Patent expired on March 7, 2020, and we will no longer receive licensing revenue for our Remote Power Patent that accrues for any period subsequent to the expiration date. However, if we successfully overturn the District Court judgment of non-infringement in our appeal to the U.S. Court of Appeals for the Federal Circuit related to our trial with Hewlett Packard (“HP”), Cisco Systems, Inc. (“Cisco”) and certain other licensees will be obligated to pay us significant royalties for the period beginning in the fourth quarter of 2017 through March 7, 2020 (the expiration of our Remote Power Patent) (see Note K[1] and Note K[2] to our consolidated financial statements included in this Annual Report). We have twenty-seven (27) license agreements with respect to our Remote Power Patent which, among others, include license agreements with Cisco, Dell Inc., Extreme Networks, Inc., Netgear, Inc., Microsemi Corporation, Motorola Solutions, Inc., NEC Corporation, Samsung Electronics Co., Ltd, Huawei Technologies Co., Ltd., ShoreTel, Inc., Juniper Networks, Inc., Polycom, Inc. and Avaya, Inc. (see Note K to our consolidated financial statements included in this Annual Report). We also have fully-paid license agreements with Apple Inc. and Microsoft Corporation with respect to our Mirror Worlds Patent Portfolio (see “Business - Licensing Mirror Worlds Patent Portfolio” at page 11 hereof).

Our current strategy includes continuing our efforts to monetize our intellectual property. In addition, we continue to seek to acquire additional intellectual property assets to develop, commercialize, license or otherwise monetize. Our strategy includes working with inventors and patent owners to assist in the development and monetization of their patented technologies. We may also enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property. The form of such relationships may differ depending upon the opportunity and may include, among other things, a strategic investment in such third party, the provision of financing to such third party or the formation of a joint venture with such third party or others for the purpose of monetizing their intellectual property assets.

Our patent acquisition and development strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as we have achieved with respect to our Remote Power Patent and Mirror Worlds Patent Portfolio. Since our acquisition of Mirror Worlds Patent Portfolio in May 2013, we have received licensing and other revenue from the Mirror Worlds Patent Portfolio of $47,150,000 through December 31, 2019.

At December 31, 2019, we had cash and cash equivalents and marketable securities of $48,317,000 and working capital of $47,189,000. Based on our current cash position, we believe that we will have sufficient cash to fund our operations for the foreseeable future. Based on our cash position, we continually review opportunities to acquire additional intellectual property as well as evaluate other strategic alternatives.

In December 2018, we agreed to make an investment of up to $5.0 million in a development stage biotechnology company with an exclusive license to forty-five (45) patents (an additional twenty-eight (28) patents are pending around the world) (see “Investment in ILiAD Biotechnologies” at pages 13-14 of this Annual Report).

On November 13, 2017, a jury empaneled in the U.S. District Court for the Eastern District of Texas found that certain claims of our Remote Power Patent were invalid and not infringed by Hewlett-Packard (the “HP Jury Verdict”). On August 29, 2018, the District Court (i) granted our motion for judgment as a matter of law that our Remote Power Patent is valid, thereby overturning the HP Jury Verdict of invalidity and (ii) denied our motion for a new trial on infringement. On August 30, 2018, we appealed the decision of the U.S. District Court for the Eastern District of Texas denying our motion for a new trial on infringement with respect to the November 13, 2017 jury finding that our Remote Power Patent was not infringed by HP. Oral argument on the appeal took place on November 4, 2019 and a decision is pending. If the Company is unable to reverse the District Court order of non-infringement on appeal, it is likely that we will not receive significant licensing revenue from Cisco and certain other licensees for the period beginning in the fourth quarter of 2017 through March 7, 2020 (the expiration of our Remote Power Patent) unless we obtain an arbitration ruling that the District Court order did not affect the obligation of Cisco and certain other licensees to pay us royalties under applicable license agreements or we reach a satisfactory resolution with such licensees (see Note K[1] and Note K[2] to our consolidated financial statements included in this Annual Report).

Consistent with our revenue recognition policy (see Note B[5] to our consolidated financial statements included in this Annual Report), we did not record revenue for the year ended December 31, 2019 and December 31, 2018 from certain licensees, including Cisco, who notified us they would not pay us ongoing royalties as a result of the HP Jury Verdict. We disagree with the position taken by such licensees and may pursue arbitration if we do not achieve a satisfactory resolution (see Note K[1] and Note K[2] to our consolidated financial statements included in this Annual Report).

In addition to litigation involving our Remote Power Patent, we also have pending litigation involving our assertion of infringement claims concerning certain patents within our Cox Patent Portfolio and Mirror Worlds Patent Portfolio (see “Legal Proceedings” at pages 26-29 of this Annual Report).

Our Patents

Our intellectual property currently consists of eighty (80) patents as follows:

Remote Power Patent

Our Remote Power Patent (U.S. Patent No. 6,218,930) covers the delivery of power over Ethernet cables for the purpose of remotely powering network devices such as wireless access ports, IP phones and network based cameras. Our Remote Power Patent expires in March 7, 2020. We currently have twenty-seven (27) license agreements with respect to our Remote Power Patent which, among others, include license agreements with Cisco, Dell Inc., Extreme Networks, Inc., Netgear, Inc., Microsemi Corporation, Motorola Solutions, Inc., NEC Corporation, Samsung Electronics Co., Ltd, Huawei Technologies Co., Ltd, ShoreTel, Inc., Juniper Networks, Inc., Polycom, Inc. and Avaya, Inc. A decision on appeal is pending involving our Remote Power Patent relating to the District Court judgment of non-infringement in our trial with HP (see “Legal Proceedings at pages 26-27 hereof).

Cox Patent Portfolio

Our Cox Patent Portfolio acquired in February 2013 relates to identification of media content on the Internet and taking further action to be performed after such identification. The expiration dates of our thirty-seven (37) issued patents currently within the Cox Patent Portfolio range from September 2021 to November 2023. During the year ended December 31, 2019, we were issued seven new patents for this portfolio. In addition, we currently have two pending patent applications with the U.S. Patent and Trademark Office (“USPTO”) relating to the Cox Patent Portfolio. We have pending litigation against Google Inc. and YouTube, LLC involving assertion of certain patents within our Cox Patent Portfolio (see “Legal Proceedings” at pages 28-29 hereof).

Mirror Worlds Patent Portfolio

Our Mirror Worlds Patent Portfolio acquired in May 2013 covers foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system. All of our patents within our Mirror Worlds Patent Portfolio expired including U.S. Patent No. 6,006,227 (the “'227 Patent”) and U.S. Patent No. 8,255,439 which are currently being asserted in our litigation against Facebook, Inc. (see “Legal Proceedings” at page 29 hereof). Our 227 Patent was also asserted in litigations against Apple Inc. and Microsoft Corporation which were settled.

M2M/IoT Patent Portfolio

Our M2M/IoT Patent Portfolio acquired in December 2017 relates to, among other things, enabling technology for authenticating, provisioning and using embedded SIM cards in next generation IoT, Machine-to-Machine and other mobile devices including smartphones, tablets and computers. The expiration dates of the twenty-seven (27) issued patents currently within our M2M/IoT Patent Portfolio range from September 2033 to May 2036. In addition, we have five pending U.S. patent applications and seven pending foreign patent applications relating to this portfolio. During the year ended December 31, 2019, we were issued six new patents for this portfolio.

Our future success is largely dependent upon our ability to protect our intellectual property assets, including (i) our ability to overturn the District Court order of non-infringement in our trial with HP which would obligate certain of our licensees including Cisco, our largest licensee, to pay us royalties that accrued but were not paid beginning in the fourth quarter of 2017 through March 7, 2020 (the expiration of our Remote Power Patent) (see “Risk Factors” at pages 16-18 hereof and “Legal Proceedings” at pages 26-27 hereof), and (ii) monetization of our other patent portfolios including our Cox, Mirror Worlds and M2M/IoT patent portfolios as well as our ability to acquire additional intellectual property assets or enter into strategic relationships with third parties to license or otherwise monetize their intellectual property. The complexity of patent law and the inherent risk and uncertainty of litigation create risks that our efforts to protect our intellectual property assets, or those of our strategic partners, may not be successful. We may not be able to uphold our intellectual property assets, including that we may not be successful in overturning the District Court order of non-infringement in our trial with HP involving our Remote Power Patent, or that third parties will not invalidate our other intellectual property assets. In addition, we may not be able to (i) acquire additional intellectual property assets or successfully license such assets or (ii) successfully enter into strategic relationships with third parties to license or otherwise monetize their intellectual property. Furthermore, our investment in ILiAD Biotechnologies, a development stage company, involves significant risk (see “Risk Factors” pages 15-25 of this Annual Report).

Remote Power Patent - Market Overview

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

The Cox Patent Portfolio currently consisting of thirty-seven (37) patents, relating to enabling technology for identifying media content on the Internet, such as audio and video, and taking further actions to be performed based on such identification. The patents within our Cox Patent Portfolio are based on a patent application filed in 2000 and have patent terms extending into 2023. Since the acquisition of the Cox Patent Portfolio in February 2013, we have filed thirty-four (34) additional patent applications, thirty-two (32) of which have been issued and two of which are pending relating to this portfolio. The claims in these thirty-two (32) additional issued patents are generally directed towards systems of content identification and performing actions following therefrom.

Dr. Cox is currently a Professor at the University of Copenhagen and University College London where he is head of its Media Futures Group. Dr. Cox was formerly a member of the Technical Staff at AT&T Bell Labs and a Fellow at NEC Research Institute. He is a Fellow of the ACM, IEEE, the IET (formerly lEE), and the British Computer Society and is a member of the UK Computing Research Committee. In 2019, Dr. Cox was the recipient of the Tony Kent Strix Award in recognition of his contribution to the field of information retrieval. He was founding co-editor in chief of the lEE Proc. on Information Security and was an associate editor of the IEEE Trans. on Information Forensics and Security. He is co-author of a book entitled “Digital Watermarking” and its second edition “Digital Watermarking and Steganography”. He is an inventor of over sixty (60) U.S. Patents.

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

The inventions relating to document stream operating systems covered by the Mirror Worlds Patent Portfolio resulted from the work done by Yale University computer scientist, Professor David Gelernter, and his then graduate student, Dr. Eric Freeman, in the mid-1990s. Certain aspects of the technologies developed by David Gelernter were commercialized in their company's product offering called “Scopeware.” Technologies embodied in Scopeware are now common in various computer and web-based operating systems. Professor Gelernter and Dr. Freeman each entered into consulting agreements with us as part of our acquisition of the Mirror Worlds Patent Portfolio.

As part of the acquisition of the Mirror Worlds Patent Portfolio, we also entered into an agreement with Recognition Interface, LLC (“Recognition”), an entity that financed the commercialization of the Mirror Worlds patent portfolio prior to its sale to Mirror Worlds, LLC and also retained an interest in the licensing proceeds of the Mirror Worlds patent portfolio. Pursuant to the terms of the agreement with us, Recognition received from us an interest in the net proceeds realized from our monetization of the Mirror Worlds Patent Portfolio as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; and (iii) 20% of any portion of the net proceeds in excess of $250 million. Since entering into the agreement with Recognition in May 2013, we have paid Recognition an aggregate of $3,127,000 with respect to such net proceeds interest in the Mirror Worlds Patent Portfolio (no such payments were paid for the years ended December 31, 2019 and December 31, 2018). In addition to the net proceeds interest, we also issued to Recognition (and its affiliate) warrants to purchase an aggregate of 1,250,000 shares of common stock at exercise prices ranging from $1.40 to $2.10 per share.

M2M/IoT Patent Portfolio – Patents Related to Internet of Things and Machine-to-Machine Industries

On December 29, 2017, we acquired from M2M and IoT Technologies, LLC (“M2M”) twelve (12) issued U.S. patents, seven pending U.S. patent applications and nine pending international patents, all relating to, among other things, the enabling technology for authenticating, provisioning and using embedded SIM cards in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers as well as automobiles and drones (the “M2M/IoT Patent Portfolio”). We paid $1,000,000 to acquire the M2M/IoT Patent Portfolio and have an obligation to pay M2M 14% of the first $100 million of net proceeds (after deduction of expenses) and 5% of net proceeds greater than $100 million from Monetization Activities (as defined) related to our M2M/IoT Patent Portfolio. In addition, M2M will be entitled to receive from us $250,000 of additional consideration upon the occurrence of certain future events related to the patent portfolio.

During the year ended December 31, 2019, we were issued seven new U.S. patents for the M2M/IoT Portfolio. The M2M/IoT Patent Portfolio currently consists of twenty-seven (27) issued U.S. patents, five pending U.S. patent applications and seven additional pending non-U.S. patent applications. We anticipate further issuances of additional claims for this portfolio.

John Nix, the Managing Member of M2M, provides consulting services to us with respect to our M2M/IoT Patent Portfolio. Mr. Nix is an entrepreneur and inventor, and founder and Chief Executive Officer of Vobal Technologies, LLC. In 2016, Mr. Nix was recognized as “Creator of the Year” by the Intellectual Property Law Association of Chicago for his intellectual property related to embedded SIM technology.

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

Network-1 Strategy

Our strategy is to capitalize on our intellectual property assets by entering into licensing arrangements with third parties including manufacturers and users that utilize our intellectual property's proprietary technologies as well as any additional proprietary technologies covered by patents which may be acquired by us in the future. Our current patent acquisition and development strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as has been the case with our Remote Power Patent and Mirror Worlds Patent Portfolio. Our Remote

Power Patent has generated licensing revenue of approximately $147,000,000 from May 2007 through December 31, 2019. As a result of the acquisition of our Mirror Worlds Patent Portfolio in May 2013, we have received licensing and other revenue of $47,150,000 through December 31, 2019. In addition, we may enter into third party strategic relationships with inventors and patent owners to assist in the development and monetization of their patent technologies. Based on our cash position, we continually review opportunities to acquire additional intellectual property as well as evaluate other strategic alternatives.

In connection with our activities relating to the protection of our intellectual property assets, or the intellectual property assets of third parties with whom we have strategic relationships in the future, it may be necessary to assert patent infringement claims against third parties whom we believe are infringing our patents or those of our strategic partners. We are currently involved in several litigations to protect our patents including our Remote Power Patent, certain patents within our Cox Patent Portfolio and Mirror Worlds Patent Portfolio (see “Legal Proceedings” at pages 26-29 hereof). We have previously successfully asserted litigation with respect to our Remote Power Patent and our Mirror Worlds Patent Portfolio and have also been successful in defending proceedings at the USPTO challenging the validity of our Remote Power Patent and certain patents within our Cox Patent Portfolio (see “Legal Proceedings” at pages 26-29 of this Annual Report).

Licensing - Remote Power Patent

We have entered into twenty-seven (27) license agreements with respect to our Remote Power Patent. Sixteen (16) of our twenty-seven (27) license agreements are royalty bearing (payable either on a quarterly or monthly basis) for the life of the Remote Power Patent (March 7, 2020), subject to certain conditions. Licensees of our Remote Power Patent include major data network equipment manufacturers and others as follows:

•	Cisco Systems, Inc.*	•	Motorola Solutions, Inc.*
•	Microsemi Corporation*	•	NEC Corporation**
•	Dell, Inc.*	•	Polycom, Inc.*
•	Extreme Networks, Inc.*	•	Adtran, Inc.
•	Samsung Electronics Co., Ltd	•	Huawei Technologies Co., Ltd.
•	Netgear, Inc.*	•	Allied Telesis, Inc.*
•	Transition Networks, Inc.*	•	Enterasys Networks, Inc.
•	GarrettCom,Inc.*	•	Foundry Networks, Inc.
•	Shoretel,Inc.*	•	SEH Technology, Inc.*
•	D-Link Corporation and D-Link Systems, Inc.*	•	Buffalo Technology (USA), Inc.*
•	BRG Precision Products, Inc.*	•	Sony Corporation
•	Alcatel-Lucent USA/Alcatel-Lucent Holdings, Inc.	•	ALE USA Inc.
•	Axis Communications, Inc.	•	Avaya, Inc.*
•	Juniper Networks, Inc.

__________________________

*Indicates that the license agreement provides for payment by licensee of ongoing royalties on a quarterly or monthly basis based on its sales of PoE products subject to certain conditions.

**In March 2019, NEC Corporation converted its royalty bearing license to a fully-paid license.

Cisco License Agreement

In accordance with our Settlement and License Agreement, dated May 25, 2011 (the “Agreement”) with Cisco, Cisco became obligated to pay us royalties (which began in the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments per year of $9 million beginning in 2016 through the remaining term of the patent (March 7, 2020). The royalty payments are subject to certain conditions including that there is no “Adverse Ruling” (as defined in the Agreement) involving our Remote Power Patent (see below — “The Impact of the Jury Verdict in our Hewlett-Packard Trial”). Under the terms of the Agreement, if we grant new licenses with lower royalty rates to third parties (as defined in the Agreement), Cisco shall be entitled to the benefit of the lower royalty rates provided it agrees to the material terms of such other license. Under the terms of the Agreement, we have certain obligations to Cisco and if we materially breach such terms, Cisco will be entitled to stop paying royalties to us.

The Impact of the Jury Verdict in our Hewlett-Packard Trial

On November 13, 2017, the HP Jury Verdict was rendered which found that certain claims of our Remote Power Patent were invalid and not infringed by Hewlett-Packard. On August 29, 2018, the District Court (i) granted our motion for judgment as a matter of law that our Remote Power Patent is valid, thereby overturning the HP Jury Verdict of invalidity and (ii) denied our motion for a new trial on infringement. We appealed the District Court’s denial of our motion for a new trial on infringement to the U.S. Court of Appeals for the Federal Circuit and a decision is pending (see Note K[1] to our consolidated financial statements included in this Annual Report). Our sixteen (16) licensees with royalty bearing licenses were obligated to pay us ongoing royalties on a quarterly or monthly basis for the life of our Remote Power Patent (through March 7, 2020), subject to certain conditions set forth in the particular license agreement. These conditions include the continued validity of certain claims of our Remote Power Patent or a finding that a third party’s PoE products are found not to infringe our Remote Power Patent and such finding applies to our licensee’s licensed products. As a result of the HP Jury Verdict, several of our largest licensees, including Cisco, our largest licensee, notified us in late November 2017 and January 2018 that they would no longer make ongoing royalty payments to us pursuant to their license agreements. If we successfully overturn the District Court judgment of non-infringement in our appeal to the U.S. Court of Appeals for the Federal Circuit, certain licensees of the Remote Power Patent, including Cisco, will be obligated to pay significant royalties that accrued but were not paid beginning in the fourth quarter of 2017 through March 7, 2020 (the expiration date of our Remote Power Patent). If we are unable to reverse the District Court order of non-infringement on appeal, it is likely that such licensees, including Cisco, will not pay us such licensing revenue unless we obtain an arbitration ruling that the District Court order of non-infringement does not affect the obligation of such licensees to pay us royalties or we reach a satisfactory resolution with such licensees (see Note K[1] and Note K[2] to our consolidated financial statements included in this Annual Report).

Consistent with our prior view, the District Court order overturning the HP Jury Verdict on invalidity as referenced above confirmed the obligations of certain licensees to pay us all prior unpaid royalties, including those that accrued after the date of the HP Jury Verdict (November 13, 2017), as well as royalties through the expiration of the Remote Power Patent on March 7, 2020 (see Note K[1] and Note K[2] hereof). Notwithstanding the District Court decision overturning the HP Jury Verdict on validity, Dell refused to pay us all unpaid royalties and in November 2018 we instituted litigation against Dell to collect such unpaid royalties (see “Legal Proceedings” at page 27 hereof).

Licensing – Mirror Worlds Patent Portfolio

We have entered into fully paid non-exclusive license agreements with respect to our Mirror Worlds Patent Portfolio with Apple Inc. and Microsoft Corporation pursuant to which we have received aggregate licensing revenue of $29,650,000 since the acquisition of the Mirror Worlds Patent Portfolio in May 2013.

On July 8, 2016, Mirror Worlds Technologies, LLC, our wholly-owned subsidiary, entered into a settlement agreement with Apple Inc. in connection with litigation in the United States District Court for the Eastern District of Texas for infringement of one of our patents (U.S. Patent No. 6,006,227 (the “'227 Patent”)) included within our Mirror Worlds Patent Portfolio. Under the terms of the settlement agreement, Apple received a fully-paid non-exclusive license to our '227 Patent for its full term (which expired in June 2016), along with certain rights to other patents in our patent portfolio. We received $25,000,000 from Apple for the fully-paid non-exclusive license.

On November 6, 2015, we entered into a settlement with Microsoft with respect to litigation pending in the U.S. District Court for the Eastern District of Texas for infringement of our '227 Patent. Under the terms of the settlement, Microsoft (including its customers) received a fully-paid non-exclusive license to our Mirror Worlds Patent Portfolio for the remaining life of its patents in consideration for a lump sum payment of $4,650,000.

Significant Licensees

For the year ended December 31, 2019, two licensees constituted an aggregate of 69% of our revenue including Polycom, Inc. (59%) and Transition Networks, Inc. (10%). For the year ended December 31, 2018, two licensees constituted any aggregate of 66% of our revenue including Juniper Networks, Inc. (57%) and Polycom, Inc. (9%). Revenue from the sale of our unsecured claim against Avaya, Inc. constituted approximately 29% of our revenue for the year ended December 31, 2018. It is anticipated that one or a few of our licensees will continue to constitute a significant portion of our revenue for the foreseeable future.

Competition

With respect to our ability to acquire additional intellectual property assets or enter into strategic relationships with third parties to monetize their intellectual property assets, we face considerable competition from other companies, many of which have significantly greater financial and other resources than we have. The patent licensing and enforcement industry has grown and there has been a material increase in the number of companies seeking to acquire intellectual property assets from third parties or to provide financing to third parties seeking to monetize their intellectual property. Entities including, among others, Acacia Research Corporation (NASDAQ:ACTG), Intellectual Ventures, WI-LAN Inc., a subsidiary of  Quarterhill Inc. (NASDAQ:QTRH), VirnetX Holdings Corp. (NYSE MKT:VHC), and RPX Corporation, seek to acquire intellectual property or partner with third parties to license or enforce intellectual property rights. In addition, we also compete with strategic corporate buyers with respect to the acquisition of intellectual property assets. It is expected that others will enter this market as well. Many of these competitors have significantly greater financial and human resources than us.

We may also compete with litigation funding firms such as Burford Capital Limited, Validity Finance, LLC, Fortress Investment Group, LLC, Parabellum Capital LLC and Bentham Capital LLC, venture capital firms and hedge funds for intellectual property acquisitions and licensing opportunities. Many of these competitors also have greater financial resources and human resources than us.

The industries and markets covered by our intellectual property are characterized by intense competition and rapidly changing business conditions, customer requirements and technologies. Other companies may develop competing technologies that offer better or less expensive alternatives to the technologies covered by our intellectual property assets. Such competing technologies may adversely impact our licensing revenue. Moreover, technological advances or entirely different approaches developed by one or more of our competitors or adopted by various standards groups could render our intellectual property assets obsolete, less marketable or unenforceable.

Regulatory Environment

If new legislation, regulations or rules are implemented either by Congress, the USPTO or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our business, financial condition and results of operations. Certain legislation, regulations, and rulings by the courts and actions by the USPTO have materially increased the risk and cost of enforcement of patents. U.S. patent laws were amended by the Leahy-Smith America Invents Act, referred to as the “America Invents Act”, which became effective on March 16, 2013. The America Invents Act includes a number of significant changes to U.S. patent law. In general, it attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation and new administrative post-grant review procedures to challenge the patentability of issued patents outside of litigation, including Inter Partes Review (IPR) and Covered Business Method Review (CBM) proceedings which provide third parties a timely, cost effective alternative to district court litigation to challenge the validity of an issued patent. The America Invents Act and its implementation has increased the uncertainties and costs surrounding the enforcement of patent rights which could have a material adverse effect on our business, financial condition and results of operations.

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

Investment in ILiAD Biotechnologies

On December 18, 2018, we agreed to make an investment of up to $5,000,000 in ILiAD Biotechnologies, LLC (“ILiAD”), a privately held development stage biotechnology company dedicated to the prevention and treatment of human disease caused by Bordetella pertussis.  ILiAD is developing key technologies and working with leading scientists to investigate the impact of Bordetella pertussis in a range of human disease and is currently focused on validating its proprietary intranasal vaccine, BPZE1, in human clinical trials for the prevention of Pertussis (whooping cough). Pertussis is a life-threatening disease caused by the highly contagious respiratory bacterium Bordetella pertussis. According to the U.S. Centers for Disease Control and Prevention, each year pertussis affects approximately 16 million people globally, accounting for nearly 200,000 deaths.

ILiAD’s BPZE1 is an advanced next generation pertussis vaccine, designed to overcome deficiencies of current vaccines, including inadequate efficacy and duration of immunity, and failure to prevent nasal-passage based Bordetella pertussis infections that lead to transmission to vulnerable infants. Current vaccines have been found to be inadequate in curbing recent epidemics, highlighting the need for an improved vaccine against Bordetella pertussis.

In 2018, the FDA cleared the Investigational New Drug (IND) application for a Phase 2a BPZE1 study, currently taking place at the Vanderbilt Vaccine and Treatment Evaluation Unit (VTEU) at Vanderbilt University Medical Center, which is being sponsored by the National Institute of Allergy and Infectious Disease (NIAID) at the National Institute of Health (NIH). BPZE1 has previously successfully demonstrated safety and immunological responses in Phase 1 trials at Karolinska University Hospital in Stockholm, Sweden. BPZE1 was developed in the lab of Camille Locht, PhD, at the Institut Pasteur de Lille (IPL) and French National Institute of Health and Medical research (Inserm), with whom ILiAD is working with and pursuant to which ILiAD holds exclusive global rights to BPZE1 and related B-Tech™ technologies that are covered by forty-five (45) issued patents. An additional twenty-eight (28) patents are pending around the world.

In accordance with the Securities Purchase Agreement, dated December 18, 2018, we became obligated to invest an additional $2,500,000 (tranche 2) to purchase 943,396 Class C units at $2.65 per unit (and received additional five-year warrants to purchase 311,320 Class C units at an exercise price of $3.50 per unit) as a result of ILiAD’s notification to us on May 2, 2019 that it had received an “allowed to proceed” notice from the FDA permitting ILiAD to advance to the Phase 2b clinical study of its BP2E1 vaccine. ILiAD elected to permit its Class C investors (including the Company) to bifurcate their tranche 2 commitment such that 40% would be currently due ($1,000,000 paid by the Company on May 6, 2019) and 60% (additional $1,500,000 investment by the Company) would be due when ILiAD received satisfactory safety data from the clinical study. On August 9, 2019, ILiAD notified us that the FDA has allowed Phase 2b trial to proceed to full enrollment based on satisfactory safety data from the first phase of the clinical study which triggered our additional $1,500,000 investment. The Phase 2b trial is fully enrolled and preliminary immunological data is anticipated to be received by ILiAD by April 2020. At December 31, 2019, we owned approximately 10.3% of the outstanding units of ILiAD (on a non-fully diluted basis).

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

In addition to the materials that are posted on our website, you may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and other information statements, and other information regarding issuers, including us, that file electronically with the SEC. The address of the SEC's Internet site is http://www.sec.gov.

Employees and Consultants

As of March 15, 2020, we had three employees and two consultants providing monthly services to us.

ITEM 1A. RISK FACTORS

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. The following highlights certain material risks to our business together with material contained elsewhere in this Annual Report on Form 10-K. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected.

Risks Related to Our Business

Our revenue stream is uncertain.

We have been dependent on licensing revenue from our Remote Power Patent for a significant portion of our revenue. Our Remote Power Patent expired on March 7, 2020 and licensees will no longer be obligated to pay us royalties that accrue for periods after the expiration date. In addition, if we are not successful on our appeal to the U.S. Court of Appeals for the Federal Circuit of the District Court order of non-infringement in our HP trial, it is likely that certain licensees, including Cisco, our largest licensee, will not pay us significant royalties for the period beginning in the fourth quarter of 2017 through the expiration of our Remote Power Patent (March 7, 2020) unless we obtain an arbitration ruling that the District Court order on non-infringement did not affect such licensees’ obligation to pay us royalties or we reach a satisfactory resolution with such licensees. Without licensing revenue from our Remote Power Patent, our revenue will be dependent upon litigation outcomes involving our Cox Patent Portfolio and Mirror Worlds Patent Portfolio, our ability to monetize our M2M/IoT Patent Portfolio or new patents to be acquired in the future. We currently have pending litigation against Google and YouTube involving patents within our Cox Patent Portfolio and litigation against Facebook involving certain patents within our Mirror Worlds Patent Portfolio (see “Legal Proceedings” at pages 28-29 hereof). Patent litigation is inherently risky and the outcome is uncertain. Accordingly, our future revenue stream is uncertain.

We have been dependent upon our Remote Power Patent for a significant portion of our revenue and profit and the patent expired on March 7, 2020.

Our Remote Power Patent has generated licensing revenue of approximately $147,000,000 from May 2007 through December 31, 2019. Revenue for the year ended December 31, 2019 and December 31, 2018 from royalty bearing license agreements for our Remote Power Patent constituted $3,037,000 (100% of our revenue) and $15,785,000 (71% of our revenue), respectively. If we are not successful on appeal in overturning the District Court order of non-infringement in our HP trial and the order is upheld on appeal to the U.S. Court of Appeals for the Federal Circuit, it is likely that certain of our licensees including Cisco, our largest licensee, will not pay us significant royalties for the period beginning in the fourth quarter of 2017 through March 7, 2020 (the expiration of our Remote Power Patent) unless there is an arbitration ruling that the District Court order on non-infringement did not affect such licensees’ obligation to pay us royalties or we reach a satisfactory resolution with such licensees. In addition, even if we are successful in overturning the District Court order on non-infringement, licensees of our Remote Power Patent will have no further obligation to pay us royalties that accrue for periods after the expiration of the Remote Power Patent on March 7, 2020. Accordingly, if we are unable to achieve royalty bearing license agreements with respect to our other patents, we will not receive any recurring royalty revenue and will be entirely dependent upon successful outcomes of litigation involving our other patents for our revenue.

Our success is dependent upon our ability to protect our patents.

Our success is substantially dependent upon our proprietary technologies and our ability to protect our intellectual property rights. We currently own eighty (80) patents that relate to various technologies including our Remote Power Patent, Cox Patent Portfolio, Mirror Worlds Patent Portfolio, and our M2M/IoT Patent Portfolio. We have successfully defended several challenges to certain claims of our Remote Power Patent and our Cox Patent Portfolio at the USPTO. However, in November 2017, the HP Jury Verdict was rendered which found that certain claims of our Remote Power Patent were invalid and not infringed by Hewlett-Packard. On August 29, 2018, the District Court (i) granted our motion for judgment as a matter of law that our Remote Power Patent is valid thereby overturning the HP Jury Verdict of invalidity and (ii) denied our motion for a new trial on infringement. On August 30, 2019, we appealed the District Court’s denial of our motion for a new trial on infringement to the U.S. Court of Appeals for the Federal Circuit and a decision is pending. In addition, certain patents within our Cox Patent Portfolio are currently being challenged in patent infringement litigation pending in the courts (see “Legal Proceedings” at pages 28-29 of this Annual Report). With respect to our patent litigation against Facebook involving certain patents within our Mirror Worlds Patent Portfolio, on August 11, 2018, the Court granted Facebook’s motion for summary judgment on non-infringement and dismissed the case. On August 17, 2018, we appealed the decision to the U.S. Court of Appeals for the Federal Circuit. On January 23, 2020, the U.S. Court of appeals for the Federal Circuit reversed the summary judgment finding on non-infringement of the District Court and remanded the litigation to the Southern District for further proceedings (see “Legal Proceedings” at page 28 hereof). The uncertainty of the outcome of litigation create risk that our efforts to protect our intellectual property assets may not be successful. If we are not successful in protecting our patents, such an event may have a material adverse effect on our business, results of operations and cash-flow.

If we are not successful on appeal in overturning the District Court order of non-infringement in our trial with HP, it is likely that we will not receive significant royalties for Cisco and other licensees.

On August 29, 2018, the U.S. District Court for the Eastern District of Texas, Tyler Division, denied our motion for a new trial on infringement relating to the jury verdict finding certain claims of our Remote Power Patent were not infringed by HP. If we are not successful on our appeal to the U.S. Court of Appeals for the Federal Circuit of the District Court order of non-infringement in our HP trial, it is likely that certain licensees, including Cisco our largest licensee, will not pay us significant royalties for the period beginning in the fourth quarter of 2017 through the expiration of our Remote Power Patent (March 7, 2020) unless we obtain an arbitration ruling that the District Court order on non-infringement did not affect such licensees’ obligation to pay us royalties or we reach a satisfactory resolution with such licensees.

Since the HP Verdict in November 2017, we have not received licensing revenue from Cisco and may not recover such revenue.

We received no licensing revenue from Cisco, historically our largest licensee, for the years ended December 31, 2019 and December 31, 2018 as a result of the HP Jury Verdict in November 2017. Cisco accounted for 43% and 17% of our licensing revenue for the years ended December 31, 2017 and December 31, 2016, respectively. In addition, Cisco accounted for 53% and 76% of our recurring revenue from royalty bearing license agreements for the years ended December 31, 2017 and December 31, 2016, respectively. The Settlement and License Agreement, dated May 25, 2011, with Cisco (the “Agreement”) required Cisco to pay us royalties on a quarterly basis (which began in the first quarter of 2011) based on its sale of PoE products in the United States, up to the maximum royalties per year of $9 million for 2016 through the expiration of our Remote Power Patent (March 7, 2020). The royalty payments are subject to certain conditions including that there is no “Adverse Ruling” involving our Remote Power Patent as defined in the Agreement. Cisco notified us in January 2018 that, in its view, no further royalty payments were due to us under the Agreement because the HP Jury Verdict constituted an “Adverse Ruling” under the Agreement. We disagree with Cisco that either the HP Jury Verdict or the District Court order of non-infringement constituted an Adverse Ruling under the Agreement and relieved Cisco of its obligation to pay us royalties because, among other reasons, the jury verdict finding of non-infringement and the District Court order on non-infringement in our view do not apply to Cisco products. However, our position that the HP Jury Verdict and District Court order is not an “Adverse Ruling” entitling Cisco to stop paying us royalties may not prevail. If the District Court order of non-infringement is upheld on appeal to the U.S. Court of Appeals for the Federal Circuit, it is likely that we will not receive significant royalties from Cisco for the period beginning in the fourth quarter of 2017 through March 7, 2020 unless we obtain an arbitration ruling that the District Court order does not affect the obligation of Cisco to pay us royalties under its license agreement or we reach a satisfactory resolution with Cisco.

Our investment in ILiAD Biotechnologies involves a high degree of risk and we may lose our entire investment.

We have invested $5,000,000 in ILiAD Biotechnologies, LLC, a privately held development stage biotechnology company, dedicated to the prevention and treatment of human disease caused by Bordetella pertussis with a current focus on its proprietary intranasal vaccine, BPZE1, for the prevention of pertussis (whooping cough). As an early stage biotechnology investment, our investment involves a high degree of risk including the potential loss of our entire investment.

Cash dividends may not be continued to be paid.

On December 7, 2016, our Board of Directors approved the initiation of a dividend policy which provided for the payment (anticipated in March and September of each year) of a semi-annual cash dividend of $0.05 per common share ($0.10 per common share annually) which was anticipated to be paid through March 7, 2020 (the life of our Remote Power Patent). In 2018 and 2019, we paid semi-annual cash dividends aggregating $0.10 per common share consistent with our dividend policy. In addition, on February 19, 2020, our Board of Directors declared a semi-annual cash dividend of $0.05 per common share payable on March 31, 2020 to all common stockholders of record as of March 16, 2020. Our Board of Directors is reviewing our dividend policy. Our dividend policy undergoes a periodic review by our Board of Directors and is subject to change at any time depending upon our earnings, financial requirements and other factors existing at the time.

We may not be able to capitalize in the future on our strategy to acquire high quality patents with significant licensing opportunities or enter into strategic relationships with third parties to license or otherwise monetize their intellectual property.

Based upon the success we achieved from licensing our Remote Power Patent (twenty-seven (27) license agreements which have generated approximately $147,000,000 of revenue), the revenue we have generated from our Mirror Worlds Patent Portfolio ($47,150,000) and establishing a patent portfolio currently consisting of eighty (80) patents, we believe we have the expertise and sufficient capital to compete in the intellectual property monetization market and to enter strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property. However, we may not be able to acquire additional intellectual property or, if acquired, we may not achieve material revenue or profit from such intellectual property. Acquisitions of patent assets are competitive, time consuming, complex and costly to consummate. Our strategy is to focus on acquiring high quality patent assets which management believes have the potential for significant licensing opportunities. These high quality patent opportunities are difficult to find and are often very competitive to acquire. In addition, such acquisitions present material risks. Even if we acquire additional patent assets, we may not be able to achieve significant licensing revenue or even generate sufficient revenue related to such patent assets to offset the acquisition costs and the legal fees and expenses which may be incurred to enforce, license or otherwise monetize such patents. In addition, we may not be able to enter into strategic relationships with third parties to license or otherwise monetize their intellectual property and, even if we consummate such strategic relationships, we may not achieve material revenue or profit from such relationships.

We may not be successful in enforcing or defending our Cox Patent Portfolio, generating additional revenue from our Mirror Worlds Patent Portfolio or generating revenue from our M2M/IoT Patent Portfolio.

We acquired our Cox Patent Portfolio in 2013, which currently consists of thirty-five (35) patents. We have not yet achieved any revenue from our Cox Patent Portfolio. We are currently enforcing patents within our Cox Patent Portfolio against Google and YouTube, who are challenging these patents (see “Legal Proceedings” at pages 28-29 hereof). With respect to our efforts to enforce our Mirror Worlds Patent Portfolio, on May 7, 2018, the U.S. District Court for the Southern District of New York granted defendants motion for summary judgment on non-infringement. On January 23, 2020, the U.S. Court of Appeals for the Federal Circuit reversed the summary judgment finding of non-infringement of the District Court and remanded the litigation to the Southern District of New York for further proceedings. In addition, our M2M/IoT Patent Portfolio, currently consisting of twenty-seven (27) patents, is not currently being asserted and thus it is not anticipated that this portfolio will generate revenue for at least the next twelve months. We may not have future success in enforcing or defending our Cox Patent Portfolio, Mirror Worlds Patent Portfolio or M2M/IoT Patent Portfolio, which would have a negative impact on our revenue and profits.

Legislation, regulations, court rulings and actions by the USPTO have materially increased the risk and cost of enforcement of patents and may continue to do so in the future.

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

Our pending patent infringement litigations involving our Cox Patent Portfolio and Mirror Worlds Patent Portfolio are time consuming and costly.

We have a pending consolidated litigation against Google and YouTube involving certain patents within our Cox Patent Portfolio as well as pending litigation against Facebook involving certain patents within our Mirror Worlds Patent Portfolio (see “Legal Proceedings” at pages 28 and 29 of this Annual Report).

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

With respect to our ability to acquire additional intellectual property or enter into strategic relationships with third parties to monetize their intellectual property, we face considerable competition from other companies, many of which have significantly greater financial and other resources than we have. The patent licensing and enforcement business has grown significantly over the past years and there has been an increase in the number of companies seeking to acquire intellectual property rights from third parties. Companies including, among others, Acacia Research Corporation (NASDAQ:ACTG), Intellectual Ventures, WI-LAN, a subsidiary of Quarterhill Inc. (NASDAQ:QTRH), VirnetX Holdings Corp. (NYSE MKT:VHC), and RPX Corporation seek to acquire or partner with third parties to license or enforce intellectual property rights. It is expected that others will enter this market as well. Many of these competitors have significantly more financial and human resources than us.

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

Our quarterly and annual operating and financial results are difficult to predict and may fluctuate significantly from period to period. We had revenue of $3,037,000 and incurred a net loss of $(1,792,000) for the year ended December 31, 2019 as compared to revenue of $22,106,000 and net income of $7,706,000 for the year ended December 31, 2018. Our revenue and net income was $16,451,000 and $4,133,000, respectively, for the year ended December 31, 2017 and $65,088,000 and $23,223,000 for the year ended December 31, 2016. Accordingly, our revenue, net income and results of operations may fluctuate as a result of a variety of factors that are outside our control including our ability and timing in consummating future license agreements for our intellectual property assets, the timing and extent of payments received by us from licensees, the timing and our ability to achieve successful outcomes from current and future patent litigation, whether we will achieve a return on our investment in ILiAD Biotechnologies and the timing of any such distributions, and the timing and our ability to achieve revenue from future strategic relationships.

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

Uncertainty in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations.

Significant judgment is required in determining our provision for income taxes. In the course of our business, there may be transactions and calculations where the ultimate tax determination is uncertain. For example, compliance with the 2017 United States Tax Cuts and Jobs Act (“TCJA”) may require the collection of information not regularly produced by us, the use of estimates in our consolidated financial statements, and the exercise of significant judgment in accounting for certain provisions. As regulations and guidance evolve with respect to TCJA, and as we gather more information and perform more analysis, our results may differ from previous estimates and may materially affect our financial position.

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

In addition, changes in U.S. federal and state tax laws applicable to us and changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions may materially adversely impact our tax expense and cash flows.

In the future we could be classified as a Personal Holding Company resulting in a 20% tax on our PHC Income that we do not distribute to our shareholders.

The personal holding company (“PHC”) rules under the Internal Revenue Code impose a 20% tax on a PHC's undistributed personal holding company income (“PHC Income” which means, in general, taxable income subject to certain adjustments). For a corporation to be classified as a PHC, it must satisfy two tests that (i) more than 50% in value of its outstanding shares must be owned directly or indirectly by 5 or fewer individuals at anytime during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the “Ownership Test”) and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the “Income Test”). During the second half of 2019 (as well as prior years), we did not meet the Ownership Test. Due to the significant number of shares held by our largest shareholders, we continually assess our share ownership to determine whether it meets the Ownership Test. If the Ownership Test were met and the income generated by us were determined to constitute “royalties” within the meaning of the Income Test, we would constitute a PHC and we would be subject to a 20% tax on the amount of any PHC Income that we do not distribute to our shareholders.

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

In addition, other companies may develop competing technologies that offer better or less expensive alternatives to the other technologies covered by our intellectual property. Moreover, technological advances or entirely different approaches developed by other companies or adopted by various standards groups could render our other patents obsolete, less marketable or unenforceable.

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

As of March 1, 2020, our executive officers and directors beneficially owned 30.4% of our outstanding common stock. As a result, these stockholders may be able to exercise substantial control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership will limit other stockholders' ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

Our common stock may be delisted from the NYSE American Exchange if we fail to comply with continued listing standards.

Our common stock is currently traded on the NYSE American Exchange under the symbol “NTIP”. If we fail to meet any of the continued listing standards of the NYSE American exchange, our common stock could be delisted. Such delisting could adversely affect the price and trading (including liquidity) of our common stock.

The significant number of options and restricted stock units outstanding may adversely affect the market price for our common stock.

As of March 1, 2020, there were outstanding options to purchase an aggregate of 500,000 shares of our common stock at an exercise price of $1.19. In addition, we have outstanding restricted stock units which if fully vested result in the issuance of an additional 385,000 shares of common stock. To the extent that outstanding stock options are exercised and restricted stock units become vested, existing stockholder percentage ownership will be diluted and any sales in the public market of the common stock underlying such stock options or restricted stock units may adversely affect prevailing market prices for our common stock.

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

We have previously issued a substantial number of shares of restricted common stock, which are eligible for resale under Rule 144 of the Securities Act of 1933, and may become freely tradable. We have also registered a substantial number of shares including shares that are issuable upon the exercise of stock options and pursuant to vested restricted stock units under our 2013 Stock Incentive Plan. In addition, if holders of stock options choose to exercise their purchase rights or restricted stock units vest, and such parties sell shares of common stock in the public market or if holders of currently restricted common stock or registered common stock sell such shares in the public market, or attempt to publicly sell such shares in a short time period, the prevailing market price for our common stock may decline. Such decline in the price of our common stock may also adversely affect our ability to raise additional capital.

Provisions in our corporate charter, by-laws and in Delaware law could make it more difficult for a third party to acquire us, discourage a takeover and adversely affect existing stockholders.

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

We are also subject to the “anti takeover” provisions of Section 203 of the Delaware General Corporation Law, which could prevent us from engaging in a “business combination” with a 15% or greater stockholder for a period of three years from the date such person acquired that status unless appropriate board or stockholder approvals are obtained.

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

The market price of our common stock may be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	our ability to overturn on appeal to the U.S. Court of Appeals for the Federal Circuit the District Court order of non-infringement related to the HP Jury Verdict;
•	the outcome of our other legal proceedings;
•	our ability to license and monetize our Cox Patent Portfolio;
•	our ability to further license and monetize our Mirror Worlds Patent Portfolio;
•	our ability to further develop, license and monetize our M2M/IoT Patent Portfolio;
•	our ability to acquire additional intellectual property;
•	our ability to continue to achieve material revenue and profits;
•	our ability to enter into strategic relationships with third parties to license or otherwise monetize their intellectual property;
•	our ability to achieve a return on our investment in ILiAD Biotechnologies, LLC;
•	variations in our quarterly and annual operating results;
•	our ability to raise capital if needed;
•	sales of our common stock;
•	technology changes;
•	legislative, regulatory and competitive developments; and
•	economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also have a material and adverse effect on the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease office space in New York City at a base rent of $3,900 per month under a lease which expires on May 31, 2020. Effective August 1, 2015, we entered into a four-year lease expiring September 30, 2019 for offices in New Canaan, Connecticut at a base rent of $7,750 per month (inclusive of utilities) for the first year (increasing $100 per month each year) which is subject to annual adjustments to reflect increases in real estate taxes and operating expenses. The New Canaan lease has been extended through March 31, 2020.

ITEM 3. LEGAL PROCEEDINGS

Remote Power Patent Litigation

In September 2011, we initiated patent litigation against sixteen (16) data network-ing equipment manufacturers (and affiliated entities) in the U.S. District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent. Named as defendants in the lawsuit (excluding affiliated parties) were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inc., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transition Networks, Inc. As of January 2018, we reached settlements with fifteen (15) of the sixteen (16) defendants, with Hewlett-Packard Company (“HP”) being the sole remaining defendant.

On November 13, 2017, a jury empaneled in the U.S. District Court for the Eastern District of Texas, Tyler Division, found that certain claims of our Remote Power Patent were invalid and not infringed by HP. On February 2, 2018, we moved to throw out the jury verdict and have the Court determine that certain claims of our Remote Power Patent are not obvious (invalid) as a matter of law by filing motions for judgment as a matter of law on validity and a new trial on validity and infringement. On August 29, 2018, the District Court issued an order granting our motion for judgment as a matter of law that our Remote Power Patent is valid, thereby overturning the jury verdict of invalidity and denied our motion for a new trial on infringement. On August 30, 2018, we appealed the District Court’s denial of our motion for a new trial on infringement to the U.S. Court of Appeals for the Federal Circuit. On September 13, 2018, HP filed a cross-appeal of the District Court’s order that the Remote Power Patent is valid as a matter of law. Oral argument on the appeal took place on November 4, 2019 and a decision is pending.

On November 1, 2017, defendant Juniper Networks, Inc. (“Juniper”) agreed to settle its litigation with us for $13,250,000 for a fully-paid license to our Remote Power Patent. On December 8, 2017, we were advised by Juniper that it would not make the settlement payment to us as a result of the HP Jury Verdict and that there was no binding settlement agreement. On January 16, 2018, we revised and closed our settlement with defendant Juniper. We agreed to revise the settlement to avoid the possibility of protracted litigation regarding enforcing the settlement. Under the terms of the revised settlement, Juniper paid us $12,700,000 and received a fully-paid license to our Remote Power Patent (and certain other patents owned by us) for its full term, which applies to its sales of PoE products.

On October 16, 2017, the U.S. Bankruptcy Court of the Southern District of New York approved our settlement with defendant Avaya, Inc. (“Avaya”). As part of the settlement, Avaya, which on January 19, 2017 had filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, entered into a non-exclusive license agreement for the full term of our Remote Power Patent. Under the terms of the license, Avaya paid a lump sum amount for sales of certain designated PoE products and agreed to pay ongoing royalties for other designated PoE products. In addition, Avaya agreed we shall have an allowed general unsecured claim in the amount of $37,500,000, as amended, relating to all acts occurring on or before January 19, 2017 (“Allowed Claim”). Under the Debtors’ Second Amended Joint Chapter 11 Plan of Reorganization of Avaya Inc. and its Debtor Affiliates, which was approved by the Bankruptcy Court on November 28, 2017 and became effective on December 15, 2017, the Debtors estimated that the total amount of general unsecured claims that would ultimately be allowed would total approximately $305,000,000 which, based on the treatment of general unsecured creditors therein, would result in estimated recoveries for the holders of general unsecured claims of approximately 18.9% of their Allowed Claim. On January 9, 2018, we sold our Allowed Claim to a third party for $6,320,000.

In October 2016, we entered a settlement agreement with Polycom, Inc. (“Polycom”). Under the terms of the settlement, Polycom entered into a non-exclusive license for our Remote Power Patent for its full term and is obligated to pay us a license initiation fee of $5,000,000 for past sales of its PoE products and ongoing royalties based on its sales of PoE products. $2,000,000 of the license initiation fee was paid within 30 days and the balance was payable in three annual installments of $1,000,000 beginning in October 2017. Payments due in October 2018 and October 2019 were not required to be paid by Polycom if all asserted claims of our Remote Power Patent have been found invalid. Since the District Court in August 2018 granted our motion for judgment as a matter of law that our Remote Power Patent is valid thereby overturning the HP Jury Verdict of invalidity, Polycom became obligated to make the aforementioned remaining aggregate payments of $2,000,000 to us ($1,000,000 of which was paid in November 2018 and $1,000,000 was paid in November 2019).

Dell Litigation

On November 13, 2018, we filed a lawsuit against Dell, Inc. in the District Court, 241st Judicial District, Smith County, Texas, for breach of a settlement and license agreement, dated August 15, 2016, with us as a result of Dell’s failure to make royalty payments, and provide corresponding royalty reports, to us based on sales of Dell’s PoE products. We believe Dell is obligated to pay us all prior unpaid royalties that accrued prior to and after the date of the HP Jury Verdict (November 2017) as well as future royalties through the expiration of the Remote Power Patent in March 7, 2020. On December 7, 2018, Dell filed its Answer and Counterclaim. Dell denied the claim asserted by us and asserted a counterclaim in excess of $1,000,000. On January 28, 2019, Dell brought a motion to stay the case as a result of our pending appeal of the District Court order overturning the HP Jury Verdict on non-infringement to the U.S. Court of Appeals for the Federal Circuit and HP’s appeal of the District Court’s order that the Remote Power Patent is valid as a matter of law. Dell’s motion to stay was denied by the Court on May 7, 2019. On December 19, 2019, we filed a motion for summary judgment and a decision on the motion is pending.

Mirror Worlds Patent Portfolio Litigation

Pending Facebook Litigation

On May 9, 2017, Mirror Worlds Technologies, LLC, our wholly-owned subsidiary, initiated litigation against Facebook, Inc. (“Facebook”) in the U.S. District Court for the Southern District of New York, for infringement of U.S. Patent No. 6,006,227, U.S. Patent No. 7,865,538 and U.S. Patent No. 8,255,439 (among the patents within our Mirror Worlds Patent Portfolio). The lawsuit alleged that the asserted patents are infringed by Facebook’s core technologies that enable Facebook’s Newsfeed and Timeline features. The lawsuit further alleged that Facebook’s unauthorized use of the stream-based solutions of our asserted patents has helped Facebook become the most popular social networking site in the world. We sought, among other things, monetary damages based upon reasonable royalties. On May 7, 2018, Facebook filed a motion for summary judgment on non-infringement. On August 11, 2018, the Court issued an order granting Facebook’s motion for summary judgment of non-infringement and dismissed the case. On August 17, 2018, we filed a Notice of Appeal to appeal the summary judgment decision to the U.S. Court of Appeals for the Federal Circuit. Oral argument on the appeal was held on January 13, 2020. On January 23, 2020, the U.S. Court of Appeals for the Federal Circuit reversed the summary judgment finding on non-infringement of the District Court and remanded the litigation to the Southern District of New York for further proceedings.

Cox Patent Portfolio – Google and YouTube Legal Proceedings

On April 4, 2014, we initiated litigation against Google Inc. (“Google”) and YouTube, LLC (“YouTube”) in the U.S. District Court for the Southern District of New York for infringement of several of our patents within our Cox Patent Portfolio which relate to the identification of media content on the Internet. The lawsuit alleges that Google and YouTube have infringed and continue to infringe certain of our patents by making, using, selling and offering to sell unlicensed systems and related products and services, which include YouTube’s Content ID system. In May 2014, the defendants filed an answer to our complaint and asserted defenses of non-infringement and invalidity.

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

The above referenced litigations that we commenced in the U.S. District Court for the Southern District of New York in April 2014 and December 2014 against Google and YouTube were subject to court ordered stays which were in effect from July 2, 2015 until January 2, 2019 as a result of proceedings then pending at the Patent Trial and Appeal Board (PTAB) and the appeals to the U.S. District Court of Appeals for the Federal Circuit. Pursuant to a Joint Stipulation and Order Regarding Lifting of Stays, entered on January 2, 2019, the parties agreed, among other things, that the stays with respect to the litigations were lifted. In addition, we agreed not to assert certain patent claims which were asserted in the litigation commenced in

April 2014 and we were permitted to substitute new claims. Google also agreed to terminate the pending IPR proceedings that were subject to remand by the U.S. Court of Appeals for the Federal Circuit. In January 2019, our two litigations against Google and YouTube were consolidated. A Markman hearing (claim construction) was held on November 21, 2019 and a ruling has not been rendered.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our common stock is listed for trading on the NYSE American Exchange under the symbol “NTIP”. On March 16, 2020, the closing price for our common stock as reported on the NYSE American Exchange was $1.90 per share. The number of record holders of our common stock was 40 as of March 16, 2020. In addition, we believe there are in excess of approximately 1400 holders of our common stock in “street name” as of March 16, 2019.

Dividend Policy. On December 7, 2016, our Board of Directors approved the initiation of a dividend policy. The dividend policy provided for the payment (anticipated in March and September of each year) of a semi-annual cash dividend of $0.05 per common share ($0.10 per common share annually) which was paid in March and September of each year. The dividend policy provided for the semi-annual cash dividend to continue to be paid through March 7, 2020 (the expiration of our Remote Power Patent) provided that we continue to receive royalties from licensees of our Remote Power Patent. On February 19, 2020, our Board of Directors declared a semi-annual cash dividend of $0.05 per share with a payment date of March 31, 2020 to all common shareholders of record as of March 16, 2020. Our Board of Directors is reviewing our dividend policy.

On February 11, 2019, our Board of Directors declared a semi-annual cash dividend of $.05 per share with a payment date of March 25, 2019 to all common stockholders of record as of March 11, 2019. On July 25, 2019, our Board of Directors declared a semi-annual cash dividend of $.05 per common share with a payment date of September 20, 2019 to all common stockholders of record as of September 4, 2019. Our dividend policy undergoes a periodic review by our Board of Directors and is subject to change at any time depending on our earnings, financial requirements and other factors existing at the time.

As of December 31, 2019, we accrued dividends of $90,000 for unvested restricted stock units with dividend equivalent rights.

Recent Issuances of Unregistered Securities. There were no unregistered sales of equity securities during the quarter ended December 31, 2019.

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

During the months of October, November and December 2019, we repurchased common stock pursuant to our Share Repurchase Program as indicated below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares) that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 to October 31, 2019	—	—	—	$4,803,723
November 1, 2019 to November 30, 2019	11,386	$2.12	11,386	$4,779,620
December 1, 2019 to December 31, 2019	153,431	$2.18	153,431	$4,445,258
Total	164,817	$2.17	164,817

During the year ended December 31, 2019, we repurchased an aggregate of 335,372 shares of our common stock pursuant to our Share Repurchase Program at a cost of approximately $764,606 (exclusive of commissions) or an average price per share of $2.28.

Since inception of our Share Repurchase Program (August 2011) to December 31, 2019, we repurchased an aggregate of 8,489,770 shares of our common stock at a cost of approximately $15,906,846 (exclusive of commissions) or an average per share price of $1.87.

Equity Compensation Plan Information

The following table summarizes share and exercise price information for our equity compensation plans as of December 31, 2019.

	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	445,000(1)	$2.34(3)	1,780,505

Equity compensation plans not approved by security holders	500,000(2)	$1.19	—

Total	945,000	$1.39(3)	1,780,505

___________________________

     (1) Includes 105,000 shares of our common stock issuable upon exercise of outstanding stock options and 340,000 shares issuable upon vesting of outstanding restricted stock units.

     (2) Represents an individual option grant to our Chairman and Chief Executive Officer outside of, and prior to the establishment of, the 2013 Stock Incentive Plan in October 2013 referred to in the above table. The option agreement pertaining to such option grant contain customary anti-dilution provisions.

     (3) Does not take into account outstanding restricted stock units as these awards have no exercise price.

Our 2013 Stock Incentive Plan (“2013 Plan”) provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock, (d) stock appreciation rights, and (e) other stock-based awards including restricted stock units.  Awards under the 2013 Plan may be granted singly, in combination, or in tandem.  Subject to standard anti-dilution adjustments as provided in the 2013 Plan, the 2013 Plan provides for an aggregate of 2,600,000 shares of our common stock to be available for distribution pursuant to the 2013 Plan.  The Compensation Committee (or the Board of Directors) will generally have the authority to administer the 2013 Plan, determine participants who will be granted awards under the 2013 Plan, the size and types of awards, the terms and conditions of awards and the form and content of the award agreements representing awards.  Awards under the 2013 Plan may be granted to our employees, directors and consultants. As of December 31, 2019, there were options to purchase an aggregate of 605,000 shares of common stock outstanding and 340,000 shares issuable upon vesting of outstanding restricted stock units granted under the 2013 Plan, and a balance of 1,780,505 shares of common stock are reserved for issuance under the 2013 Plan.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Our principal business is the development, licensing and protection of our intellectual property assets. We presently own eighty (80) patents including: (i) our remote power patent (“Remote Power Patent”) covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) our Mirror Worlds patent portfolio (the “Mirror Worlds Patent Portfolio”) relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) our Cox patent portfolio (the “Cox Patent Portfolio”) relating to enabling technology for identifying media content on the Internet and taking further action to be performed after such identification; (iv) our M2M/IoT patent portfolio (the “M2M/IoT Patent Portfolio”) relating to, among other things, enabling technology for authenticating, provisioning and using embedded sim cards in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers; and (v) our QoS patents (the “QoS Patents”) covering systems and methods for the transmission of audio, video and data in order to achieve high quality of service (QoS) over computer and telephony networks. In addition, we continually review opportunities to acquire or license additional intellectual property as well as other strategic alternatives.

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

Our patent acquisition and development strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as we have achieved with respect to our Remote Power Patent and Mirror Worlds Patent Portfolio. Our Remote Power Patent has generated licensing revenue of approximately $147,000,000 from May 2007 through December 31, 2019. Since our acquisition of Mirror Worlds Patent Portfolio in May 2013, we have received licensing and other revenue from the Mirror Worlds Patent Portfolio of $47,150,000 through December 31, 2019.

On August 30, 2018, we appealed the decision of the U.S. District Court for the Eastern District of Texas denying our motion for a new trial on infringement with respect to the November 13, 2017 jury finding that our Remote Power Patent was not infringed by Hewlett Packard. Oral argument on the appeal took place on November 4, 2019 and a decision is pending. If we are unable to reverse the District Court order of non-infringement on appeal, it is likely that we will not receive significant royalty revenue from Cisco and certain other licensees for the period beginning in the fourth quarter of 2017 through March 7, 2020 (the expiration of our Remote Power Patent) unless we obtain an arbitration ruling that the District Court order did not affect such licensees obligation to pay us or we reach a satisfactory resolution with such licensees (see Note K[1] and Note K[2] hereof).

Consistent with our prior view, the District Court decision in August 2018 overturning the HP Jury Verdict on invalidity confirmed the following: (i) we believe that Dell, Inc. (“Dell”) is obligated to pay to us all prior unpaid royalties, including those that accrued after the date of the HP Jury Verdict (November 13, 2017), as well as future royalties through the expiration of the Remote Power Patent in March 7, 2020 and (ii) the continuing obligation of Polycom, Inc. to make ongoing licensing payments to us including $2,000,000 of installment license initiation fees which have been paid to us ($1,000,000 of which was paid on in November 2019 and was recorded as revenue for the year ended December 31, 2019) (see Note K[1] to our consolidated financial statements included in this Annual Report). Dell has not made payment of such accrued royalties due us and on November 13, 2018 we commenced legal action against Dell (see Note K[5] to our consolidated financial statements included in this Annual Report).

We have been dependent upon our Remote Power Patent for a significant amount of our revenue. Our Remote Power Patent expired on March 7, 2020 and licensees will no longer be required to pay us royalties for the period after the expiration date. Revenue for the year ended December 31, 2019 from license agreements for our Remote Power Patent was $3,037,000 (100% of our revenue) and such revenue was $15,785,000 (71% of our revenue) for the year ended December 31, 2018. In addition, we have been dependent on royalty bearing licenses for our Remote Power Patent for our recurring revenue (mostly payable quarterly). As a result of certain of our licensees including Cisco, our largest licensee, not paying us royalties pursuant to licenses for our Remote Power Patent following the HP Jury Verdict, we only achieved revenue from royalty bearing licenses of $3,037,000 and $3,086,000 for the year ended December 31, 2019 and December 31, 2018 as compared to royalty bearing revenue of $12,053,000 and $10,788,000 for the years ended December 31, 2017 and December 31, 2016, respectively. Since the Remote Power Patent expired on March 7, 2020 and significant revenue from our Remote Power Patent licensees (including Cisco) for the period beginning in the fourth quarter of 2017 through March 7, 2020 remains uncertain pending the outcome of the appeal to the Federal Circuit of the District Court order of non-infringement in our trial with Hewlett Packard, our ability to achieve licensing revenue in the future may be dependent upon the outcome of litigation involving our Cox Patent Portfolio, Mirror Worlds Patent Portfolio and our ability to monetize our M2M/IoT Patent Portfolio or new patents to be acquired in the future. Accordingly, our future revenue stream is uncertain.

At December 31, 2019, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $48,317,000 and working capital of $47,189,000. Based on our current cash position, we believe that we will have sufficient cash to fund our operations for the foreseeable future. Based on our cash position, we continually review opportunities to acquire additional intellectual property as well as evaluate other strategic opportunities.

In December 2018, we agreed to make an investment of up to $5.0 million ($2.5 million of which was invested at the December 2018 closing, an additional $1,000,000 was invested in May 2019 and the balance of $1,500,000 was invested in August 2019) in ILiAD Biotechnologies, LLC, a development stage biotechnology company with an exclusive license to forty-five (45) patents and an additional twenty-eight (28) patent applications are pending (see Note H to our consolidated financial statements in this Annual Report).

On December 7, 2016, our Board of Directors approved the initiation of a dividend policy. The policy provided for the payment of regular semi-annual cash dividends of $0.05 per common share ($0.10 per common share annually) which were paid in March and September of each year. It was anticipated that the semi-annual cash dividend would continue to be paid through March 7, 2020 (expiration of our Remote Power Patent) provided that we continued to receive royalties from licensees of our Remote Power Patent. On February 19, 2020, our Board of Directors declared a semi-annual cash dividend of $0.05 per common share with a payment date of March 31, 2020 to all shareholders of record on March 16, 2020. Our Board of Directors is reviewing our dividend policy.

In March 2020, we received notices of tax assessments for 2018 from the New York State Department of Taxation and Finance in the amounts of $638,745 and $57,784. We intend to contest the assessments. As of December 31, 2019, the Company has not recorded an accrual related to the assessments because it has insufficient information to determine that an unfavorable outcome is probable and it cannot reasonably estimate the amount of potential tax that may be due. As additional information is obtained from the State of New York with respect to the assessments, management will continue to assess whether an unfavorable outcome is probable and whether it can reasonably estimate the amount of the tax due, if any, in order to determine whether an accrual related to the assessments is appropriate (see Note E to our consolidated financial statements included in this Annual Report).

Our revenue from our patent licensing business is generated from license agreements entered into as a result of litigation settlements or judgments (after a jury verdict). Generally, in the event of settlement of litigation related to our assertion of patent infringement involving our intellectual property, defendants will either pay (i) a non-refundable lump sum payment for a non-exclusive fully-paid license (a “Fully-Paid License”), or (ii) a non-refundable lump sum payment (license initiation fee) together with an ongoing obligation to pay quarterly or monthly royalties to us for the life of the licensed patent (a “Royalty Bearing License”).

Royalty Bearing Licenses

Our Royalty Bearing Licenses for our Remote Power Patent obligated licensees to pay us ongoing royalties primarily on a quarterly basis for the life of our Remote Power Patent (March 7, 2020), subject to certain conditions including the validity of certain claims of our Remote Power Patent or a finding that a third party’s PoE products are found not to infringe our Remote Power Patent and such finding applies to our particular licensee’s licensed products. At December 31, 2019, we had sixteen (16) Royalty Bearing Licenses and at December 31, 2018 we had Royalty Bearing Licenses with seventeen (17) licensees. In March 2019, one Royalty Bearing License was converted to a Fully-Paid License.

Pending Litigation

We currently have pending patent infringement litigations involving our Remote Power Patent and certain patents within our Cox Patent Portfolio and Mirror Worlds Patent Portfolio (see “Legal Proceedings” at pages 27-30 hereof).

New License Agreements and Related Matters in the Periods

During the year ended December 31, 2019, we had no revenue from new license agreements. During each of the years ended December 31, 2019 and December 31, 2018, we received installment payments of $1,000,000 from Polycom, Inc. from our Fully-Paid License to our Remote Power Patent. During the year ended December 31, 2018, we had revenue of $12,700,000 from our Fully-Paid License with Juniper Networks, Inc. from a litigation settlement and $6,320,000 from the sale of our Avaya unsecured claim (see “Legal Proceedings” at page 28 hereof).

RESULTS OF OPERATIONS

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Revenue. We had revenue of $3,037,000 for the year ended December 31, 2019 (“2019”) as compared to revenue of $22,106,000 for the year ended December 31, 2018 (“2018”). The decrease in revenue of $19,069,000 for 2019 was primarily due to revenue from our Fully-Paid License with Juniper Networks, Inc. of $12,700,000 related to a litigation settlement and $6,320,000 of revenue from sale of our Avaya unsecured claim (see Note K[1] to our consolidated financial statements included in this Annual Report). Revenue from our Royalty Bearing Licenses decreased by $49,000 from $3,086,000 for 2018 to $3,037,000 for 2019.

Operating Expenses. Operating expenses for 2019 were $5,391,000 as compared to $12,939,000 for 2018. The decrease in operating expenses of $7,548,000 was primarily due to decreased costs of revenue of $7,190,000 for 2019 primarily related to our Fully-Paid License with Juniper and the sale of our unsecured Avaya claim for 2018. We had costs of revenue of $882,000 and $8,072,000 for 2019 and 2018, respectively. Included in the costs of revenue for 2019 were contingent legal fees and expenses of $730,000 and $152,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note J to our consolidated financial statements included in this Annual Report). Included in the costs of revenue for 2018 were contingent legal fees and expenses of $6,966,000 and $1,106,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.

General and administrative expenses were $2,167,000 for 2019 and $2,255,000 for 2018. Amortization of patents was $285,000 for 2019 as compared to $290,000 for 2018. Stock-based compensation expense related to the issuance of restricted stock units was $567,000 for 2019 as compared to $687,000 for 2018 relating to the issuance of restricted stock units. Professional fees and related costs were $1,490,000 for 2019 as compared to $1,635,000 for 2018 primarily as a result of decreased legal fees and costs related to our pending patent litigations.

Operating Income (Loss). We had an operating loss of $(2,354,000) for 2019 compared with operating income of $9,167,000 for 2018. The decreased operating income of $(11,521,000) for 2019 was due to operating income for 2018 associated with revenue of $19,020,000 from our Fully-Paid License with Juniper and the sale of our Avaya unsecured claim, less related costs.

Interest and Dividend Income. Interest and dividend income for 2019 was $1,150,000 as compared to interest income of $876,000 for 2018 primarily as a result of interest earned on additional investments and greater returns on short-term fixed income investments.

Income Taxes (Benefit). We had a deferred tax expense for federal, state and local taxes of $168,000 and a current tax (benefit) of $(147,000) for federal, state and local taxes for 2019. We had a current tax expense of $2,308,000 for federal, state and local taxes for 2018. The decrease in tax expense of $(2,287,000) for 2019 was primarily due to decreased taxable income of $(11,181,000) for 2019 and adjustments to estimated deferred and current taxes upon filing the 2018 tax returns.

Share of Net Losses of Equity Method Investee. We incurred a loss of $(604,000) during 2019 related to our share of the net losses in ILiAD Biotechnologies. The Company’s share of losses of ILiAD Biotechnologies is recognized on a one quarter lag (see Note H to our consolidated financial statements included in this Annual Report).

Net Income. As a result of the foregoing, we realized a net loss of $(1,792,000) or $(0.07) per share (basic) and (diluted) for 2019 compared with net income of $7,706,000 or $0.32 per share (basic) and $0.30 per share (diluted) for 2018. The decrease in net income of $9,498,000 for 2019 was primarily due to income in 2018 associated with our Fully-Paid License with Juniper of $12,700,000 and from the sale of our Avaya claim of $6,320,000, less related costs.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from revenue from licensing our patents. At December 31, 2019, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $48,317,000 and working capital of $47,189,000. Based on our current cash position, we believe that we will have sufficient cash to fund our operations for the foreseeable future.

At December 31, 2019, we had royalty receivables of $343,000 due from our Royalty Bearing Licenses, which are typically paid within sixty (60) days.

Working capital decreased by $6,297,000 to $47,189,000 at December 31, 2019 as compared to working capital of $53,486,000 at December 31, 2018. The decrease in working capital for 2019 was primarily due to a decrease in cash and cash equivalents and marketable securities of $6,674,000 which included cash dividends of $2,416,000 and an additional equity investment in ILiAD Biotechnologies of $2,500,000, offset by a decrease in accrued expenses of $752,000.

Net cash provided by (used in) operating activities for 2019 decreased by $(8,698,000) from $8,093,000 for 2018 to $(605,000) for 2019. The decrease in net cash provided by operating activities for 2019 compared with 2018 was primarily due to a decrease in net income of $(9,498,000).

Net cash provided by (used in) investing activities during 2019 was $3,048,000 as compared to $(23,114,000) for 2018 primarily as a result of increased sales of marketable securities of $13,991,000 in 2019 and decreased purchases of $12,144,000 in 2019.

Net cash used in financing activities for 2019 and 2018 was $(3,619,000) and $(4,567,000), respectively.  The change of $948,000 primarily resulted from reduced stock repurchases of $836,000.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition, results of operations, and cash flows are based on our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements included in this Annual Report on Form 10-K requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of our consolidated financial statements include revenue recognition, patents, stock-based compensation, income taxes, valuation of patents and equity method investments, including the evaluation of the Company’s basis difference. Actual results could be materially different from those estimates, upon which the carrying values were based. See also Note B to our consolidated financial statements included in this Annual Report.

Accounting Standards Adopted In The Period

In February 2016, the FASB issued ASU 2016-2, Leases (“ASC 842”), which required us to recognize lease assets and lease obligations (related to leases previously classified as operating under previous U.S. GAAP) on its condensed consolidated balance sheet. ASC 842 was effective for the Company on January 1, 2019. The adoption of ASC 842 impacted our condensed consolidated financial statements in that existing leases were recorded as right-of-use (“ROU”) assets and related lease obligations on the condensed consolidated balance sheet.

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

New Accounting Standards

Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions for performing intra-period allocation and calculating income taxes in interim periods. It also simplifies the accounting for income taxes by requiring recognition of franchise tax partially based on income as an income-based tax, requiring reflection of enacted changes in tax laws in the interim period and making improvements for income taxes related to employee stock ownership plans. ASU 2019-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. We are currently evaluating the impact the standard will have on its consolidated financial statements

Equity Securities

In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The ASU amends and clarifies certain interactions between the guidance under Topic 321, Topic 323 and Topic 815, by reducing diversity in practice and increasing comparability of the accounting for these interactions. The amendments in the ASU should be applied on a prospective basis. The ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, including early adoption in an interim period for which financial statements have not yet been issued. We are currently evaluating the impact the standard will have on its consolidated financial statements

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

(b)	Internal Control Over Financial Reporting

(i) Management’s Annual Report on Internal Control over Financial Reporting

Our management is also responsible for establishing and maintaining adequate “internal control over financial reporting” of the company, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of the end of the period covered by this report.

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

(iii)         Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information about the number of shares of our common stock beneficially owned by each executive officer and director appears in this Annual Report under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” beginning on page 51 hereof. There are no family relationships among any of our directors and executive officers.

NAME	AGE	POSITION
Corey M. Horowitz	65	Chairman, Chief Executive Officer and Chairman of the Board of Directors
David C. Kahn	68	Chief Financial Officer, Secretary and a Director
Jonathan Greene	58	Executive Vice President
Emanuel Pearlman	59	Director
Niv Harizman	55	Director
Allison Hoffman	49	Director

Corey M. Horowitz has been our Chairman and Chief Executive Officer since December 2003. Mr. Horowitz has also served as Chairman of our Board of Directors since January 1996 and has been a member of our Board of Directors since April 1994. In December 2018, Mr. Horowitz became a member of the Board of Managers of ILiAD Biotechnologies, LLC, a privately held biotechnology company, in connection with our investment in the company (see “Business-Investment in ILiAD Biotechnologies” at pages 13-14 of this Annual Report). Mr. Horowitz is also a member of the Life Sciences Institute Leadership Council at the University of Michigan. We believe Mr. Horowitz’s qualifications to serve on our Board of Directors include his significant experience and expertise as an executive in the intellectual property field, his understanding of our intellectual property and the patent acquisition, licensing and enforcement business combined with his private equity and corporate transactional experience.

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

Emanuel R. Pearlman has been a member of our Board of Directors since January 2012, where he serves as Chairman of our Audit Committee and a member of our Nominating and Corporate Governance Committee. Mr. Pearlman currently serves as the Chairman and Chief Executive Officer of Liberation Investment Group, a New York based investment management and financial consulting firm, which he founded in January 2003. Mr. Pearlman served as Executive Chairman of Empire Resorts, Inc. (NASDAQ: NYNY) from June 2016 until November 2019 and served as Non-Executive Chairman of the Board from September 2010 through May 2016, and served on the Board of Directors from May 2010 to November 2019. Mr. Pearlman was a member of the Board of Directors of CEVA Logistics, AG (SIX:CEVA) from May 2018 until October 2019 and served on its Audit Committee from May 2018 through October 2019 and its Nomination and Governance Committee from May 2018 through May 2019. From June 2013 through May 2018, he served on the Board of Directors of CEVA Holdings, LLC. From November 2018 through February 2019, Mr. Pearlman served on the Board of Managers and as President of each of SRC O.P. LLC, SRC Facilities LLC and SRC Real Estate (TX) LLC, which are special purpose bankruptcy remote limited liability companies with ownership of approximately 100 real estate properties of Sears. From May 2017 through September 2017, Mr. Pearlman served on the Board of Directors of ClubCorp Holdings, Inc. (NYSE:MYCC), where he served on the Strategic Review Committee. From 2009-2014 he also served as the sole independent director of the Fontainebleau Miami JV LLC, which currently owns and operates the Fontainebleau Hotel in Miami Beach. Mr. Pearlman also served as a member of the Board of Directors of Dune Energy (OTCBB: DUNR.OB) from January 2012 to January 2013 and Jameson Inns, Inc. from January 2012 to December 2012. He also served as a director of Multimedia Games, Inc., (NASDAQ - GS: MGAM) from October 2006 to March 2010. We believe Mr. Pearlman’s qualifications to serve on our Board include his significant investment and financial experience and expertise combined with his Board experience.

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

Committees of the Board of Directors

Our Board of Directors currently has four standing committees: an Audit Committee; a Compensation Committee; a Nominating and Corporate Governance Committee and a Strategic Development Committee. Each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee has a charter.  These charters are available on our website at: http://ir.Network-1.com/governance-docs. Each member of each committee is an “independent” director under the standards of the NYSE American LLC Company Guide. Three of our current five directors, Emanuel Pearlman, Allison Hoffman and Niv Harizman, are considered independent directors under Rule 803A(2) of the NYSE American LLC Company Guide.

Audit Committee

Our Board of Directors has a separately standing audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, and Section 803B of the NYSE American Company LLC Guide consisting of Emanuel Pearlman (Chairman) and Allison Hoffman. Emanuel Pearlman and Allison Hoffman each qualify as an audit committee financial expert under applicable SEC rules. Mr. Pearlman and Ms. Hoffman also qualify as “independent” as independence for audit committee members is defined under Rule 10A-3 under the Securities Exchange Act of 1934, as amended, and Section 803B(2) of the NYSE American LLC Company Guide.

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

Compensation Committee

The Compensation Committee consists of Allison Hoffman (Chairperson) and Niv Harizman. The Compensation Committee is appointed by our Board of Directors to assist the Board in carrying out the Board’s responsibilities relating to compensation of our executive officers and directors. The Committee has overall responsibility for evaluating and approving the officer and director compensation plans, policies and our programs.

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

Delinquent Section 16(a) Reports

Niz Harizman, a director of the Company, filed a Form 4 one day late on March 29, 2019 with respect to the exercise on March 26, 2019 of a stock option to purchase 35,000 shares of our common stock at an exercise price of $1.65 per share.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes compensation for the years ended December 31, 2019 and December 31, 2018, awarded to, earned by or paid to our Chief Executive Officer (“CEO”) and to each of our executive officers who received total compensation in excess of $100,000 for the year ended December 31, 2019 for services rendered in all capacities to us (collectively, the “Named Executive Officers”).

  Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards($)(3)		All Other Compensation($)(1)		Total($)
Corey M. Horowitz	2019	$511,000	$252,000	(2)	$—		$68,250	(4)	$831,250
Chairman and Chief Executive Officer	2018	$497,000	$1,281,000	(2)	$—		$92,750	(4)	$1,870,750

David C. Kahn	2019	$175,000	$15,000		$16,425	(3)	$30,107	(5)	$236,532
Chief Financial Officer	2018	$175,000	$30,000		$102,400		$40,250	(5)	$347,650

Jonathan Greene	2019	$200,000	$22,500		$21,900	(3)	$39,500	(6)	$283,900
Executive Vice President	2018	$200,000	$40,000		$128,000		$40,250	(6)	$408,250

(1)	We have concluded that the aggregate amount of perquisites and other personal benefits paid in 2019 and 2018 to either Mr. Horowitz, Mr. Kahn or Mr. Greene did not exceed $10,000.
(2)	Mr. Horowitz received the following cash incentive bonus payments for 2019: (i) an annual discretionary bonus of $100,000 and (ii) incentive bonus compensation of $152,000 pursuant to his employment agreement (see “Employment Agreements-Termination of Employment and Change In-Control Arrangements” below). Mr. Horowitz received the following cash incentive bonus payments for 2018: (i) an annual discretionary bonus of $175,000 and (ii) incentive bonus compensation of $1,106,000 pursuant to his employment agreement.
(3)	The amounts in this column represent the aggregate grant date fair value of restricted stock units awards granted to the Named Executive Officers computed in accordance with FASB ASC Topic 718. In accordance with SEC rules, the grant date fair value of an award that is subject to a performance condition is based on the probable outcome of the performance condition. See Note F[1] to our consolidated financial statements included in this Annual Report for a discussion of the assumptions made by the Company in determining the grant date fair value.
(4)	Includes 401K matching funds contributions by the Company and profit sharing under the Company's 401k Plan for the benefit of Mr. Horowitz of $37,000 for 2019 and $36,500 for 2018, respectively. Also includes dividends (dividend equivalent rights) on restricted stock units owned by Mr. Horowitz for 2019 of $31,250 and 2018 of $56,250.
(5)	Includes 401K matching funds contributions by the Company and profit sharing under the Company's 401k Plan for the benefit of Mr. Kahn of $28,107 for 2019 and $36,500 for 2018. Also includes dividends (dividend equivalent rights) on restricted stock units owned by Mr. Kahn for 2019 and 2018 of $2,000 and $3,750, respectively.
(6)	Represents 401K matching funds contributions by the Company and profit sharing under the Company's 401k Plan for the benefit of Mr. Greene of $37,000 for 2019 and $36,500 for 2018. Also includes dividends (dividend equivalent rights) on restricted stock units owned by Mr. Greene for 2019 and 2018 of $2,500 and $3,750, respectively.

Narrative Disclosure to Summary Compensation Table

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

On July 14, 2016, we entered into a new employment agreement (“Agreement”) with Corey M. Horowitz, our Chairman and Chief Executive Officer, pursuant to which he continues to serve as our Chairman and Chief Executive Officer for a five year term, at an annual base salary of $475,000 which shall be increased by 3% per annum during the term of the Agreement. The Agreement established an annual target bonus of $175,000 for our Chairman and Chief Executive Officer based upon performance. During the year ended December 31, 2019 and December 31, 2018, our Chairman and Chief Executive Officer received an annual discretionary bonus of $100,000 and $175,000, respectively. In addition, pursuant to the Agreement, we granted to our Chairman and Chief Executive Officer, under our 2013 Plan, 750,000 restricted stock units (the “RSUs”, each RSU awarded by us to our officers, directors and consultants represents a contingent right to receive one share of our common stock) which vest in three tranches, as follows: (i) 250,000 RSUs shall vest on July 14, 2018, subject to Mr. Horowitz’s continued employment by us through the vesting date (the “Employment Condition”); (ii) 250,000 RSUs shall vest at any time beginning July 14, 2018 through July 14, 2021 in equal annual installments for the remaining term of employment, subject to (1) the Employment Condition being satisfied through each such annual vesting date and (2) our common stock achieving a closing price (for 20 consecutive trading days) of a minimum of $3.25 per share (subject to adjustment for stock splits) at any time during the term of employment; and (iii) 250,000 RSUs vest at any time beginning July 14, 2018 through July 14, 2021 in equal annual installments for the remaining term of employment subject to (1) the Employment Condition being satisfied through each such annual vesting date and (2) our common stock achieving a closing price (for 20 consecutive trading days) of a minimum of $4.25 per share (subject to adjustment for stock splits) at any time during the term of employment. The aforementioned stock price vesting conditions of $3.25 per share and $4.25 per share have been satisfied. Notwithstanding the aforementioned, in the event of a Change of Control (as defined), a Termination Other Than for Cause (as defined), or a termination of employment for Good Reason (as defined), all of the 750,000 RSUs shall accelerate and become immediately fully vested. All RSUs granted by us to our officers, directors or consultants have dividend equivalent rights.

On July 14, 2018, 375,000 RSUs owned by our Chairman and Chief Executive Officer vested in accordance with the above referenced terms of the Agreement. With respect to such vesting of RSUs, our Chairman and Chief Executive Officer delivered 172,313 shares of common stock to satisfy withholding taxes, and received 202,687 net shares of common stock. In addition, in accordance with the above referenced RSU vesting provisions, at December 31, 2018, Mr. Horowitz owned 375,000 unvested RSUs which vest in equal annual installments of 125,000 shares of our common stock on each of July 14, 2019, July 14, 2020 and July 14, 2021, subject to his continued employment. With respect to the vesting of 125,000 shares of our common stock on July 14, 2019, our Chairman and Chief Executive Officer delivered 56,813 shares of common stock to satisfy withholding taxes and received 68,187 net shares of common stock.

Under the terms of the Agreement, so long as Mr. Horowitz continues to serve as an executive officer of the Company, whether pursuant to the Agreement or otherwise, Mr. Horowitz shall also receive incentive compensation in an amount equal to 5% of our gross royalties or other payments from Licensing Activities (as defined) (without deduction of legal fees or any other expenses) with respect to our Remote Power Patent and a 10% net interest (gross royalties and other payments after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of our royalties and other payments relating to Licensing Activities with respect to patents other than the Remote Power Patent (including our Mirror Worlds Patent Portfolio, Cox Patent Portfolio and M2M/IoT Patent Portfolio) (collectively, the “Incentive Compensation”). During the year ended December 31, 2019 and December 31, 2018, Mr. Horowitz earned Incentive Compensation of $152,000 and $1,106,000, respectively. The Incentive Compensation shall continue to be paid to Mr. Horowitz for the life of each of our patents with respect to licenses entered into with third parties during the term of his employment or at anytime thereafter, whether he is employed by us or not; provided, that, the employment of Mr. Horowitz has not been terminated by us “For Cause” (as defined) or terminated by him without “Good Reason” (as defined). In the event of a merger or sale of substantially all of our assets, we have the option to extinguish the right of Mr. Horowitz to receive future Incentive Compensation by payment to him of a lump sum payment, in an amount equal to the fair market value of such future interest as determined by an independent third party expert if the parties do not reach agreement as to such value. In the event that Mr. Horowitz’s employment is terminated by us “Other Than For Cause” (as defined) or by him for “Good Reason” (as defined), Mr. Horowitz shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) a pro-rated portion of the $175,000 target bonus provided bonus criteria have been satisfied on a pro-rated basis through the calendar quarter in which the termination occurs and (iii) accelerated vesting of all unvested options, RSUs or other awards.

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

David Kahn serves as our Chief Financial Officer on an at-will basis pursuant to an offer letter, dated April 9, 2014, at a current annual base salary of $175,000. Mr. Kahn received an annual bonus of $15,000 for the year ended December 31, 2019 and $30,000 for the year ended December 31, 2018. On November 27, 2018, Mr. Kahn received a grant of 40,000 RSUs under the 2013 Plan, 50% of such RSUs vested on the one year anniversary of the grant (November 27, 2019) and 50% of such RSUs will vest on the two year anniversary of the grant (November 27, 2020) subject to his continued employment by the Company. On December 20, 2019, Mr. Kahn was granted 7,500 RSUs under the 2013 Plan, 50% of such RSUs vest on the one year anniversary of the grant (December 20,2020) and 50% of such RSUs vest on the two year anniversary of the grant (December 20, 2021) subject to his continued employment by the Company. In addition, in the event Mr. Kahn’s employment is terminated without “Good Cause” (as defined), he shall receive (i) (a) 6 months base salary or (b) 12 months base salary in the event of a termination without “Good Cause” within 6 months following a “Change of Control” of the Company (as defined) and (ii) accelerated vesting of all remaining unvested shares underlying his options, RSUs or any other awards he may receive in the future.

Jonathan Greene serves as our Executive Vice President on an at-will basis at an annual base salary of $200,000. Mr. Greene received an annual bonus of $22,500 for the year ended December 31, 2019 and $40,000 for the year ended December 31, 2018. On November 27, 2018, Mr. Greene received a grant of 50,000 RSUs under the 2013 Plan, 50% of such RSUs vested on the one year anniversary of grant (November 27, 2019) and 50% will vested on the two year anniversary of grant (November 27, 2020), subject to his continued employment by the Company. On December 20, 2019, Mr. Greene was granted 10,000 RSUs under the 2013 Plan, 50% of such RSUs vest on the one-year anniversary of the date of grant (December 20, 2020) and 50% of such RSUs vest on the two year anniversary of the grant (December 20, 2021) subject to his continued employment).

Profit Sharing 401(k) Plan

We offer all employees who have completed a year of service (as defined) participation in a 401(k) retirement savings plan, 401(k) plans provide a tax-advantaged method of saving for retirement. We expensed matching contributions and profit sharing of $102,000 and $109,500 under the 401(k) plan for the years ended December 31, 2019 and December 31, 2018, respectively.

Director Compensation

In 2019, we compensated each non-management director of our Company by granting to each such outside director 15,000 RSUs. The RSUs vested in equal amounts of 3,750 RSUs on each of March 15, 2019, June 15, 2019, September 15, 2019 and December 15, 2019. In addition, we pay our non-management directors cash director fees of $40,000 per annum ($10,000 per quarter). Non-management directors also receive additional cash compensation on an annual basis for serving on the following Board committees: The Audit Committee Chairperson receives $7,500 and members receive $5,000; the Chairperson and members of each of the Compensation Committee and Nominating and Corporate Governance Committee receive annual fees of $3,750 and $2,500, respectively.

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

The following table sets forth the compensation awarded to, earned by or paid to all persons who served as members of our board of directors (other than our Named Executive Officers) during the year ended December 31, 2019. No director who is also a Named Executive Officer received any compensation for services as a director in 2019.

Name	Fees earned or paid in cash ($)(1)	Stock Awards ($)(2) (3)	All other compensation ($)(4)	Total ($)
Emanuel Pearlman	$ 50,000	$ 39,000	$ 750	$ 89,750
Niv Harizman	$ 46,250	$ 39,000	$ 750	$ 86,000
Allison Hoffman	$ 48,890	$ 39,000	$ 750	$ 88,640

___________________________

(1)	Represents directors’ fees payable in cash to each non-management director of $10,000 per quarter ($40,000 per annum) for 2019 plus additional cash fees for serving on Board committees as disclosed in the text above.
(2)	The amounts included in this column represent the grant date fair value of restricted stock unit awards (RSUs) granted to directors, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions see Note B[11] to our consolidated financial statements included in this Annual Report. The 15,000 RSUs granted to each non-management director vested on a quarterly basis beginning March 15, 2019. Each restricted stock unit represents the contingent right to receive one share of common stock.
(3)	As of December 31, 2019, each of the above listed directors held outstanding stock options to purchase 35,000 shares of our common stock at an exercise price of $2.34 per share.
(4)	Includes payment of dividends (dividend equivalent rights) on RSUs for 2019.

Outstanding Equity Awards at December 31, 2019

The following table sets forth information relating to unexercised options and unvested restricted stock units for each Named Executive Officer as of December 31, 2019:

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options				Equity incentive plan awards: Number of unearned shares,		Equity incentive plan awards: Market value of unearned shares, units
Name	Exercisable	Unexercisable	Option Exercise Price ($)	Option Expiration Date	units or other rights that have not vested		or other rights that have not vested(1) ($)
Corey M. Horowitz Chairman and CEO	500,000	—	$1.19	11/01/22	250,000	(2)	$545,000

David Kahn Chief Financial Officer	—	—	—	—	27,500	(3)	$59,950

Jonathan Greene Executive Vice President	—	—	—	—	35,000	(4)	$76,300

 _________________________________

(1)	In accordance with SEC rules, market value is based on $2.18 per share representing the closing price of our common stock on the last trading day of the year.
(2)	Represents an aggregate of 250,000 restricted stock units issued with respect to Mr. Horowitz’s employment agreement, dated July 14, 2016, that vest in equal annual installments 125,000 shares of our common stock on July 14, 2020 and July 14, 2021, subject to Mr. Horowitz’s continued employment by us (see “Executive Compensation-Narrative Disclosure to Summary Compensation Table” on pages 49-50 of this Annual Report).
(3)	Represents 20,000 restricted stock units which vest on November 27, 2020 and 7,500 restricted stock units, 50% of which vest on December 20, 2020 and 50% of which vest on December 20, 2021, subject to Mr. Kahn’s continued employment by us.
(4)	Represents 25,000 restricted stock units which will vest on November 27, 2020 and 10,000 restricted stock units which vest 50% on December 20, 2020 and 50% on December 20, 2021, subject to Mr. Greene’s continued employment by us.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 1, 2020 for (i) each of our directors, (ii) each of our executive officers, (iii) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, and (iv) all of our executive officers and directors as a group.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)(2)	PERCENTAGE OF COMMON STOCK BENEFICIALLY OWNED(2)
Executive Officers and Directors:
Corey M. Horowitz(3)	6,862,752	28.0%
CMH Capital Management Corp(4)	2,291,372	9.5%
Niv Harizman(5)	245,985	1.0%
Emanuel Pearlman (6)	112,059	*
David C. Kahn(7)	94,160	*
Allison Hoffman(8)	75,811	*
Jonathan E. Greene(9)	67,499	*
All officers and directors as a group (6 Persons)	7,458,266	30.4%
5% Stockholders:
Steven D. Heinemann(10)	2,827,815	11.8%
Goose Hill Capital LLC(11)	2,242,582	9.3%
John Herzog(12)	1,200,130	5.0%

_____________________________________

*        Less than 1%.

(1)	Unless otherwise indicated, we believe that all persons named in the above table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. Unless otherwise indicated the address for each listed beneficial owner is c/o Network-1 Technologies, Inc., 445 Park Avenue, Suite 912, New York, New York 10022.
(2)	A person is deemed to be the beneficial owner of shares of common stock that can be acquired by such person within 60 days from March 1, 2020 upon the exercise of options or restricted stock units that vest within such 60 day period. Each beneficial owner's percentage ownership is determined by assuming that all stock options and restricted stock units held by such person (but not those held by any other person) and which are exercisable or vested within 60 days from March 1, 2020 have been exercised and vested. Assumes a base of 24,032,941 shares of our common stock outstanding as of March 1, 2020.
(3)	Includes (i) 3,549,369 shares of common stock held by Mr. Horowitz, (ii) 500,000 shares of common stock subject to currently exercisable stock options held by Mr. Horowitz,

(iii) 2,157,097 shares of common stock held by CMH Capital Management Corp., an entity solely owned by Mr. Horowitz, (iv) 134,275 shares of common stock owned by the CMH Capital Management Corp. Profit Sharing Plan, of which Mr. Horowitz is the trustee, (v) 67,470 shares of common stock owned by Donna Slavitt, the wife of Mr. Horowitz, (vi) an aggregate of 452,250 shares of common stock held by two trusts and a custodian account for the benefit of Mr. Horowitz’s three children, and (vii) 2,291 shares of common stock held by Horowitz Partners, a general partnership of which Mr. Horowitz is a partner. Does not include 250,000 shares of common stock subject to restricted stock units that do not vest within 60 days of March 1, 2020.

(4)	Includes 2,157,097 shares of common stock owned by CMH Capital Management Corp. and 134,275 shares of common stock owned by CMH Capital Management Corp. Profit Sharing Plan. Corey M. Horowitz, by virtue of being the sole officer, director and shareholder of CMH Capital Management Corp. and the trustee of the CMH Capital Management Corp. Profit Sharing Plan, has the sole power to vote and dispose of the shares of common stock owned by CMH Capital Management Corp. and the CMH Capital Management Corp. Profit Sharing Plan.
(5)	Includes (i) 242,235 shares of common stock and (ii) 3,750 shares of common stock subject to restricted stock units that vest within 60 days of March 1, 2020. Does not include 11,250 shares of common stock subject to restricted stock units that do not vest within 60 days from March 1, 2020.
(6)	Includes (i) 108,309 shares of common stock and (ii) 3,750 shares of common stock subject to restricted stock units that vest within 60 days of March 1, 2020. Does not include 11,250 shares of common stock subject to restricted stock units that do not vest within 60 days from March 1, 2020.
(7)	Includes 94,160 shares of common stock. Does not include 27,500 shares of common stock subject to restricted stock units owned by Mr. Kahn that do not vest within 60 days from March 1, 2020.
(8)	Includes (i) 72,061 shares of common stock and (ii) 3,750 shares of common stock subject to restricted stock units that vest within 60 days of March 1, 2020. Does not include 11,250 shares of common stock subject to restricted stock units that do not vest within 60 days from March 1, 2020.
(9)	Includes 67,499 shares of common stock. Does not include 35,000 shares of common stock subjected to restricted stock units owned by Mr. Greene that do not vest within 60 days from March 1, 2020.
(10)	Includes 585,233 shares of common stock owned by Mr. Heinemann and 2,242,582 shares of common stock owned by Goose Hill Capital LLC. Goose Hill Capital LLC is an entity in which Mr. Heinemann is the sole member. Mr. Heinemann, by virtue of being the sole member of Goose Hill Capital LLC, has the sole power to vote and dispose of the shares of common stock owned by Goose Hill Capital LLC. The aforementioned beneficial ownership is based upon Amendment No. 7 to Schedule 13G filed by Mr. Heinemann with the SEC on

February 11, 2019. The address for Mr. Heinemann is c/o Goose Hill Capital, LLC, 12378 Indian Road, North Palm Beach, Florida 33408.

(11)	Includes 2,242,582 shares of common stock. Steven D. Heinemann, by virtue of being the sole member of Goose Hill Capital LLC, has the sole power to vote and dispose of the shares of common stock owned by Goose Hill Capital LLC. The aforementioned beneficial ownership is based upon Amendment No. 7 to Schedule 13G filed by Mr. Heinemann with the SEC on February 11, 2019. The address for Goose Hill Capital LLC is 12378 Indian Road, North Palm Beach, Florida 33408.
(12)	Includes 1,200,130 shares of common stock. The aforementioned beneficial ownership is based upon a Schedule 13G filed by Mr. Herzog with the SEC on February 10, 2016. The address of Mr. Herzog is 824 Harbor Road, Southport, Connecticut 06890-1410.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Friedman LLP, our independent registered public accounting firm, billed us aggregate fees of $124,662 and $122,400 for the years ended December 31, 2019 and December 31, 2018, respectively, for the audit of our annual financial statements, review of our financial statements included in our Form 10-Qs and for other services in connection with statutory or regulatory filings.

Audit Related Fees, Tax Fees and All Other Fees

Friedman LLP provided various tax compliance services for which it billed us $19,293 and $28,500, respectively, for the years ended December 31, 2019 and December 31, 2018. Friedman LLP did not render any other professional services other than those discussed above for the years ended December 31, 2019 and December 31, 2018.

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

NETWORK-1 TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Network-1 Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Network-1 Technologies, Inc. and Subsidiary (“the Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years ended December 31, 2019 and 2018, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Friedman LLP

We have served as the Company’s auditor since 2014.

New York, New York

March 20, 2020

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$22,587,000	$23,763,000
Marketable securities, at fair value	25,730,000	31,228,000
Royalty receivables, net	343,000	444,000
Other current assets	98,000	112,000

Total Current Assets	48,758,000	55,547,000

OTHER ASSETS:
Deferred tax assets	—	168,000
Patents, net of accumulated amortization	1,819,000	1,989,000
Equity investment	4,437,000	2,541,000
Operating leases right-of-use asset	41,000	—
Security deposits	21,000	21,000
Total Other Assets	6,318,000	4,719,000

TOTAL ASSETS	$55,076,000	$60,266,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:

CURRENT LIABILITIES:
Accounts payable	$421,000	$67,000
Income taxes payable	50,000	197,000
Accrued contingency fees and related costs	492,000	1,136,000
Accrued payroll	334,000	486,000
Operating lease obligations - current	41,000	—
Other accrued expenses	231,000	175,000

TOTAL LIABILITIES	1,569,000	2,061,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value; authorized 10,000,000 shares; none issued and outstanding at December 31, 2019 and December 31, 2018	—	—

Common stock, $0.01 par value; authorized 50,000,000 shares; 24,036,071 and 23,735,927 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	240,000	237,000

Additional paid-in capital	65,824,000	65,151,000
Accumulated deficit	(12,636,000)	(7,102,000)
Accumulated other comprehensive income (loss)	79,000	(81,000)

TOTAL STOCKHOLDERS’ EQUITY	53,507,000	58,205,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,076,000	$60,266,000

The accompanying notes are an integral part of the consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2019	2018

REVENUE	$3,037,000	$22,106,000

OPERATING EXPENSES:
Costs of revenue	882,000	8,072,000
Professional fees and related costs	1,490,000	1,635,000
General and administrative	2,167,000	2,255,000
Amortization of patents	285,000	290,000
Stock-based compensation	567,000	687,000

TOTAL OPERATING EXPENSES	5,391,000	12,939,000

OPERATING INCOME (LOSS)	(2,354,000)	9,167,000
OTHER INCOME (LOSS):
Interest and dividend income, net	1,150,000	876,000
Net realized and unrealized gain (loss) on marketable securities	37,000	(29,000)
Total other income, net	1,187,000	847,000

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN
NET LOSSES OF EQUITY METHOD INVESTEE	(1,167,000)	10,014,000

INCOME TAXES PROVISION:
Current	(147,000)	2,308,000
Deferred taxes, net	168,000	—
Total income taxes provision	21,000	2,308,000
INCOME (LOSS) BEFORE SHARE OF NET LOSSES OF EQUITY METHOD INVESTEE:	$(1,188,000)	$7,706,000
SHARE OF NET (LOSSES) OF EQUITY METHOD INVESTEE	$(604,000)	$—

NET INCOME (LOSS)	$(1,792,000)	$7,706,000

Net Income (Loss) Per Share:
Basic	$(0.07)	$0.32
Diluted	$(0.07)	$0.30

Weighted average common shares outstanding:
Basic	23,978,774	23,763,785
Diluted	23,978,774	25,354,978

Cash dividends declared per share	$0.10	$0.10

NET INCOME (LOSS)	$(1,792,000)	$7,706,000

OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized holding gain (loss) on corporate bonds and notes arising during the year, net of tax	160,000	(39,000)

COMPREHENSIVE INCOME (LOSS)	$(1,632,000)	$7,667,000

The accompanying notes are an integral part of the consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance – January 1, 2018	23,843,915	$238,000	$64,435,000	$(10,219,000)	$(42,000)	$54,412,000

Dividends and dividend equivalents declared	―	―	―	(2,444,000)	―	(2,444,000)
Stock-based compensation	―	―	687,000	―	―	687,000
Vesting of restricted stock units	490,000	5,000	―	―	―	5,000
Value of shares delivered to pay withholding taxes	(189,097)	(2,000)	―	(543,000)	―	(545,000)
Cashless exercise of options	144,954	1,000	―	―	―	1,000
Proceeds from exercise of options	25,000	1,000	29,000	―	―	30,000
Treasury stock purchased and retired	(578,845)	(6,000)	―	(1,602,000)	―	(1,608,000)
Net unrealized loss on corporate bonds and notes	―	―	―	―	(39,000)	(39,000)
Net income	―	―	―	7,706,000	―	7,706,000
Balance – December 31, 2018	23,735,927	$237,000	$65,151,000	$(7,102,000)	$(81,000)	$58,205,000

Dividends and dividend equivalents declared	―	―	―	(2,442,000)	―	(2,442,000)
Stock-based compensation	―	―	567,000	―	―	567,000
Vesting of restricted stock units	235,000	2,000	―	―	―	2,000
Value of shares delivered to pay withholding taxes	(70,016)	(1,000)	―	(161,000)	―	(162,000)
Cashless exercise of options	964,849	10,000	―	―	―	10,000
Value of shares delivered to pay withholding taxes	(559,467)	(6,000)	―	(370,000)	―	(376,000)
Proceeds from exercise of options	65,150	1,000	106,000	―	―	107,000
Treasury stock purchased and retired	(335,372)	(3,000)	―	(769,000)	―	(772,000)
Net unrealized gain on corporate bonds and notes	―	―	―	―	160,000	160,000
Net (loss)	―	―	―	(1,792,000)	―	(1,792,000)
Balance – December 31, 2019	24,036,071	$240,000	$65,824,000	$(12,636,000)	$79,000	$53,507,000

The accompanying notes are an integral part of the consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019		2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(1,792,000)		$7,706,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of patents		285,000		290,000
Stock-based compensation		567,000		687,000
Loss from equity investment		604,000		―
Deferred tax expense		168,000		―
Amortization of right of use asset, net		127,000		―
Unrealized gain on marketable securities		(5,000)		―

Changes in operating assets and liabilities:
Royalty receivables		101,000		131,000
Prepaid taxes		―		125,000
Other current assets		14,000		(31,000)
Accounts payable		351,000		(177,000)
Income taxes payable		(147,000)		197,000
Operating lease obligations		(126,000)		―
Accrued expenses		(752,000)		(835,000)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		(605,000)		8,093,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities		33,888,000		19,897,000
Purchases of marketable securities		(28,225,000)		(40,369,000)
Development of patents		(115,000)		(110,000)
Equity Investment		(2,500,000)		(2,541,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		3,048,000		(23,114,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid		(2,416,000)		(2,444,000)
Value of shares delivered to fund withholding taxes		(538,000)		(545,000)
Repurchases of common stock, inclusive of commissions		(772,000)		(1,608,000)
Proceeds from exercises of stock options		107,000		30,000

NET CASH USED IN FINANCING ACTIVITIES		(3,619,000)		(4,567,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS		(1,176,000)		(19,588,000)

CASH AND CASH EQUIVALENTS, beginning of year		23,763,000		43,351,000

CASH AND CASH EQUIVALENTS, end of year		$22,587,000		$23,763,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the years for:
Interest	$	―	$	―
Income taxes	$	―		$1,986,000

NON-CASH FINANCING ACTIVITY
Accrued dividend rights on restricted stock units		$48,000		$63,000

The accompanying notes are an integral part of the consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

Note A – Business

Network-1 Technologies, Inc. (the “Company”) is engaged in the development, licensing and protection of its intellectual property assets. The Company presently owns eighty (80) patents including (i) the remote power patent (the “Remote Power Patent”) covering delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) the Mirror Worlds patent portfolio (the “Mirror Worlds Patent Portfolio”) relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) the Cox patent portfolio (the “Cox Patent Portfolio) relating to enabling technology for identifying media content on the Internet and taking further actions to be performed after such identification; (iv) M2M/IoT patent portfolio (the “M2M/IoT Patent Portfolio”) relating to, among other things, enabling technology for authenticating, provisioning and using embedded sim cards in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers; and (v) QoS patents (the “QoS Patents”) covering systems and methods for the transmission of audio, video and data in order to achieve high quality of service (QoS).

The Company has been actively engaged in licensing its Remote Power Patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables. At December 31, 2019, the Company had twenty-seven (27) license agreements with respect to its Remote Power Patent. The Company’s Remote Power Patent expired on March 7, 2020 and the Company will no longer receive licensing revenue for its Remote Power Patent that accrues for any period subsequent to the expiration date. The Company also has two license agreements with respect to its Mirror Worlds Patent Portfolio. The Company’s current strategy includes continuing to pursue licensing opportunities for its intellectual property assets. In addition, the Company continually reviews opportunities to acquire or license additional intellectual property as well as other strategic alternatives. The Company’s patent acquisition and development strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as the Company has achieved with respect to its Remote Power Patent and Mirror Worlds Patent Portfolio. In addition, the Company may also enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.

On August 30, 2018, the Company appealed to the U.S. Court of Appeals for the Federal Circuit the decision of the U.S. District Court for the Eastern District of Texas denying its motion for a new trial on infringement with respect to the November 13, 2017 jury finding that its Remote Power Patent was not infringed by Hewlett Packard. Oral argument on the appeal took place on November 4, 2019 and a decision is pending (see Note K[1] hereof). The Company has been dependent upon its Remote Power Patent for a significant portion of its revenue. As a result of the jury verdict in November 2017 with respect to the Company’s trial with Hewlett-Packard, several of the Company’s largest licensees, including Cisco Systems, Inc. (“Cisco”), its largest licensee, notified the Company in late November 2017 and January 2018 that they will no longer make ongoing royalty payments to the Company pursuant to their license agreements. If the Company successfully overturns the District Court order of non-infringement in its appeal to the U.S. Court of Appeals for the Federal Circuit, certain licensees of the Remote Power Patent, including Cisco, will be obligated to pay the Company significant royalties that accrued but were not paid beginning in the fourth quarter of 2017 through March 7, 2020 (the expiration of the Remote Power Patent). If the Company is unable to reverse the District Court order of non-infringement on appeal, the Company will not likely receive significant licensing revenue from Cisco and certain other licensees for such period unless the Company obtains an arbitration ruling that the District Court order does not affect the obligation of Cisco and other licensees to pay the Company royalties under applicable license agreements or we reach a satisfactory resolution with such licensees (see Note K[1] and Note K[2] hereof).

Consistent with the Company’s revenue recognition policy (see Note B[5] hereof), the Company did not record revenue in 2019 and 2018 from certain licensees, including Cisco, who notified the Company they would not pay the Company ongoing royalties as a result of the jury verdict in the Company’s trial with HP. The Company disagrees with the position taken by such licensees and may pursue arbitration if it does not achieve a satisfactory resolution (see Note K[1] and K[2] hereof).

NETWORK-1 TECHNOLOGIES, INC.

Note B – Summary of Significant Accounting Policies

[1]	Principles of Consolidation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary, Mirror Worlds Technologies, LLC. All intercompany transactions and balances are eliminated in consolidation.

[2]	Use of Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company’s consolidated financial statements include revenue recognition, stock-based compensation, income taxes, valuation of patents and equity method investments, including evaluation of the Company’s basis difference. Actual results could be materially different from those estimates, upon which the carrying values were based.

[3]	Cash and Cash Equivalents

The Company maintains cash deposits in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). Accounts at each institution are insured by the FDIC up to $250,000. At December 31, 2019 and 2018, the Company had $9,120,000 and $17,833,000, respectively, in excess of the FDIC insured limit.

The Company considers all highly liquid short-term investments, including certificates of deposit and money market funds, that are purchased with an original maturity of three months or less to be cash equivalents.

[4]	Marketable Securities

The Company’s marketable securities are comprised of certificates of deposit with original maturity greater than three months from date of purchase, fixed income mutual funds, and corporate bonds and notes (see Note G). At December 31, 2019 and December 31, 2018, included in marketable securities, the Company had aggregate certificates of deposit of $8,921,000 and $10,799,000, respectively, at financial institutions that were within the FDIC limit. The Company’s marketable securities are measured at fair value and are accounted for in accordance with ASU 2016-01. Unrealized holding gains and losses on certificates of deposit and fixed income mutual funds are recorded in net realized and unrealized gain (loss) from investments on the consolidated statements of operations and comprehensive income (loss). Unrealized holding gains and losses, net of the related tax effect, on corporate bonds and notes are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the marketable securities.

[5]	Revenue Recognition

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

NETWORK-1 TECHNOLOGIES, INC.

Note B – Summary of Significant Accounting Policies (continued)

Revenue disaggregated by source is as follows:

	Years Ended December 31,
	2019		2018
Fully-Paid Licenses	$130,000	(1)	$12,700,000
Royalty Bearing Licenses	2,907,000		3,086,000
Other Revenue	―		6,320,000	(2)
Total Revenue	$3,037,000		$22,106,000

__________________________

(1)	Includes conversion of an existing royalty bearing license to a fully-paid license.
(2)	Revenue from the sale of the Company’s unsecured claim against Avaya, Inc. to an unaffiliated third party (see Note K[1] hereof).

The Company relies on royalty reports received from third party licensees to record its revenue. From time to time, the Company may audit or otherwise dispute royalties reported from licensees. Any adjusted royalty revenue as a result of such audits or dispute is recorded by the Company in the period in which such adjustment is agreed to by the Company and the licensee or otherwise determined.

Revenue from the Company’s patent licensing business is generated from negotiated license agreements. The timing and amount of revenue recognized from each licensee depends upon a variety of factors, including the terms of each agreement and the nature of the obligations of the parties. These agreements may include, but not be limited to, elements related to past infringement liabilities, non-refundable upfront license fees, and ongoing royalties on licensed products sold by the licensee. Generally, in the event of settlement of litigation related to the Company’s assertion of patent infringement involving its intellectual property, defendants will either pay (i) a non-refundable lump sum payment for a non-exclusive fully-paid license (a “Fully-Paid License”), or (ii) a non-refundable lump sum payment (license initiation fee) together with an ongoing obligation to pay quarterly or monthly royalties to the Company for the life of the licensed patent (a “Royalty Bearing License”).

The Company’s license agreements, both Fully-Paid Licenses and Royalty Bearing Licenses, typically include some combination of the following: (i) the grant of a non-exclusive license to manufacture and/or sell products covered by its patented technologies; (ii) the release of the licensee from certain claims, and (iii) the dismissal of any pending litigation. The intellectual property rights granted pursuant to these licenses typically extend until the expiration of the related patents. Pursuant to the terms of these agreements, the Company typically has no further performance obligations with respect to the grant of the non-exclusive licenses. Generally, the license agreements provide for the grant of the licenses, releases, and other obligations following execution of the agreement and the receipt of the up-front lump sum payment for a Fully-Paid License or a license initiation fee for a Royalty Bearing License.

Ongoing Royalty Payments: Certain of the Company’s revenue from Royalty Bearing Licenses results from the calculation of royalties based on a licensee’s actual quarterly sales (one licensee pays monthly royalties) of licensed products, applied to a contractual royalty rate. Licensees that pay royalties on a quarterly basis generally report to the Company actual quarterly sales and related quarterly royalties due within 45 days after the end of the quarter in which such sales activity takes place. Licensees with Royalty Bearing Licenses are obligated to provide the Company with quarterly (or monthly) royalty reports that summarize their sales of licensed products and their related royalty obligations to the Company. The Company receives these royalty reports subsequent to the period in which its licensees underlying sales occurred. The amount of royalties due under Royalty Bearing Licenses, each quarter, cannot be reasonably estimated by management.

Consequently, the Company recognizes revenue for the period in which the royalty report is received in arrears and other revenue recognition criteria are met.

NETWORK-1 TECHNOLOGIES, INC.

Note B – Summary of Significant Accounting Policies (continued)

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

[6]	Equity Method Investments

Equity method investments are equity securities in entities the Company does not control but over which it has the ability to exercise significant influence. These investments are accounted for under the equity method of accounting in accordance with ASC 323, Investments — Equity Method and Joint Ventures (see Note H hereof). Equity method investments are measured at cost minus impairment, if any, plus or minus the Company’s share of an investee’s income or loss. The Company’s proportionate share of the income or loss from equity method investments is recognized on a one-quarter lag. When the Company’s carrying value in an equity method investment is reduced to zero, no further losses are recorded in the Company’s financial statements unless the Company guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized. Upon sale of equity method investments, the difference between sales proceeds and the carrying amount of the equity investment is recognized in profit or loss.

[7]	Patents

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

[8]	Allowance for Doubtful Accounts

The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to their expected net realizable value. There was no allowance for doubtful accounts at December 31, 2019 and 2018.

[9]	Costs of Revenue

The Company includes in costs of revenue for the year ended December 31, 2019 and 2018 contingent legal fees payable to patent litigation counsel (see Note I[1] hereof), other contractual payments related to net proceeds from settlements (see Note I[2] hereof) and incentive bonus compensation payable to its Chairman and Chief Executive Officer (see Note J[1] hereof).

[10]	Income Taxes

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

NETWORK-1 TECHNOLOGIES, INC.

Note B – Summary of Significant Accounting Policies (continued)

ASC 740-10, Accounting for Uncertainty in Income Taxes, defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company had no uncertain tax positions as of December 31, 2019 and 2018.

United States federal, state and local income tax returns prior to 2016 are not subject to examination by any applicable tax authorities, except that tax authorities could challenge returns (only under certain circumstances) for earlier years to the extent they generated loss carry-forwards that are available for those future years.

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

[11]	Stock-Based Compensation

The Company accounts for its stock-based compensation awards to employees and directors in accordance with FASB ASC Topic 718, Compensation ― Stock Compensation (“ASC 718”). ASC 718 requires all stock-based compensation to employees, including grants of employee stock options and restricted stock units, to be recognized in the consolidated statements of income and comprehensive income based on their grant date fair values.

Compensation expense related to awards to employees is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Share based payments issued to non-employees are recorded at their fair values and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period and are expensed using an accelerated attribution model. The Company uses the Black-Scholes option pricing model to determine the grant date fair value of options granted. The fair value of restricted stock units is determined based on the number of shares underlying the grant and either the quoted market price of the Company’s common stock on the date of grant for time-based and performance-based awards, or the fair value on the date of grant using the Monte Carlo Simulation model for market-based awards (see Note F for further discussion of the Company’s stock-based compensation).

[12]	Earnings Per Share

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

[13]	Fair Value Measurements

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

NETWORK-1 TECHNOLOGIES, INC.

Note B – Summary of Significant Accounting Policies (continued)

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

The carrying value of the Company’s financial instruments, including cash and cash equivalents, royalty receivable, other assets, accounts payable, and accrued expenses approximates fair value because of the short-term nature of these financial instruments.

The Company’s marketable securities are classified within Level 1 because they are valued using quoted market prices in an active market (see Note G hereof).

[14]	Carrying Value, Recoverability and Impairment of Long-Lived Assets

An impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. If an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited. At December 31, 2019 and 2018, there was no impairment to the Company’s patents and equity investment.

The Company’s equity investment in ILiAD Biotechnologies, LLC (“ILiAD”), a privately held development stage biotechnology company (see Equity Investment – Note H) is evaluated on a non-recurring basis for impairment and is classified within Level 3 as it is valued using significant unobservable inputs or data in an inactive market, and the valuation requires management judgment due to the absence of market price and inherent lack of liquidity.

[15]	Dividend Policy

Cash dividends are recorded when declared by the Company’s Board of Directors. Common stock dividends are charged against retained earnings when declared or paid (see Note N hereof).

[16]	Reclassification

The Company has reclassified certain amounts in prior period consolidated financial statements to conform to the current period’s presentation. These reclassifications had no impact on the previously reported net income.

NETWORK-1 TECHNOLOGIES, INC.

Note B – Summary of Significant Accounting Policies (continued)

[17]	New Accounting Standards

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (“ASC 842”), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. ASC 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to ASC 842; ASU No. 2018-10, Codification Improvements to ASC 842, Leases; ASU No. 2018-11, Targeted Improvements; and ASU No. 2018-20, Narrow-Scope Improvements for Lessors. The Company adopted the new standard effective January 1, 2019 and did not restate comparative periods. The Adoption of ASC 842 impacted the Company’s consolidated financial statements in that existing leases were recorded as right-of-use (“ROU”) assets and related lease obligations on the Company’s consolidated balance sheet. The Company elected the package of practical expedients permitted under the transition guidance and as such, the adoption of this ASU will not change the classification of any of the Company’s leases. The Company elected to combine lease and non-lease components, elected not to record leases with an initial term of 12 months or less on the balance sheet and recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term.

Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions for performing intra-period allocation and calculating income taxes in interim periods. It also simplifies the accounting for income taxes by requiring recognition of franchise tax partially based on income as an income-based tax, requiring reflection of enacted changes in tax laws in the interim period and making improvements for income taxes related to employee stock ownership plans. ASU 2019-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. The Company is currently evaluating the impact the standard will have on its consolidated financial statements

Equity Securities

In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The ASU amends and clarifies certain interactions between the guidance under Topic 321, Topic 323 and Topic 815, by reducing diversity in practice and increasing comparability of the accounting for these interactions. The amendments in the ASU should be applied on a prospective basis. The ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, including early adoption in an interim period for which financial statements have not yet been issued. The Company is currently evaluating the impact the standard will have on its consolidated financial statements

Fair Value Measurements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (“ASC 820”), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 is intended to improve the effectiveness of fair value measurement disclosures. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2018-13 on its consolidated financial statements. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

Note C – Patents

The Company’s intangible assets at December 31, 2019 include patents with estimated remaining economic useful lives ranging from 0.25 to 14.75 years. For all periods presented, all the Company’s patents were subject to amortization. The gross carrying amounts and accumulated amortization related to acquired intangible assets as of December 31, 2019 and 2018 were as follows:

	2019	2018
Gross carrying amount	$7,797,000	$7,682,000
Accumulated amortization	(5,978,000)	(5,693,000)
Patents, net	$1,819,000	$1,989,000

Amortization expense for the years ended December 31, 2019 and 2018 was $285,000 and $290,000, respectively. Future amortization of current intangible assets, net is as follows:

For the years ended December 31,
2020	$290,000
2021	290,000
2022	290,000
2023	217,000
2024 and thereafter	732,000
Total	$1,819,000

The Company’s Remote Power Patent expired on March 7, 2020. All patents within our Mirror Worlds Patent Portfolio and QoS Patents have expired. The expiration dates of the patents within the Cox Patent Portfolio range from September 2021 to November 2023. The expiration dates of patents within the Company’s M2M/IoT Patent Portfolio range from September 2033 to May 2036.

Note D – Earnings Per Share

Basic Earnings per share is calculated by dividing the net income by the weighted average number of outstanding common shares during the period. Diluted per share data included the dilutive effects of stock options and restricted stock units. Potential shares of 945,000 and 2,140,000 at December 31, 2019 and 2018, respectively, consisted of options, restricted stock units. Computations of basic and diluted weighted average common shares outstanding are as follows:

	2019	2018

Weighted-average common shares outstanding - basic	23,978,774	23,763,785

Dilutive effect of stock options and restricted stock units	―	1,591,193

Weighted-average common shares outstanding - diluted	23,978,774	25,354,978

Stock options and restricted stock units excluded from the computation of diluted income per share because the effect of inclusion would have been anti-dilutive	945,000	―

NETWORK-1 TECHNOLOGIES, INC.

Note E – Income Taxes

Significant components of the income taxes were as follows for the years ended December 31, 2019 and 2018.

	2019	2018
Current
State and local	$50,000	$82,000
Federal	(197,000)	2,226,000
Total Current Tax Expense	$(147,000)	$2,308,000

Deferred
State and local	―	―
Federal	168,000	―
Total Deferred Tax Expense	168,000	―

Total Income Taxes	$21,000	$2,308,000

Significant components of deferred tax assets as of December 31, 2019 and 2018 consisted of the following:

	2019		2018
Deferred tax assets: Net operating loss carry forwards		$490,000	$	―

Stock options and restricted stock units not yet deducted for tax purposes		―		168,000

Valuation Allowance		(490,000)		―

Total deferred tax assets	$	―		$168,000

At December 31, 2019, the Company had net operating loss carryforwards (NOLs) totaling approximately $2,332,000 that under the Tax Act do not expire. As a result of the Company’s recent losses and uncertainty of future operating results, management determined that all of the NOL was not likely to be utilized at December 31, 2019.  To the extent that the Company earns income in the future, it will report income tax expense and such expense attributable to federal income taxes will reduce the recorded income tax benefit asset reflected on the balance sheet.  Management will continue to evaluate the recoverability of the NOL and adjust the deferred tax asset appropriately.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

The reconciliation between the taxes as shown and the amount that would be computed by applying the statutory federal income tax rate to the net income before income taxes is as follows:

	Years Ended
	December 31,
	2019	2018

Income tax - statutory rate	21.0%	21.0%
State and local, net	(2.82)%	1.75%
Adjustment of tax liability	11.11%	―
Net deferred tax provision	(2.85)%	―
Other	0.01%	0.30%
Valuation allowance on deferred tax assets	(27.63)%	―
Total	(1.18)%	23.05%

NETWORK-1 TECHNOLOGIES, INC.

Note E – Income Taxes (continued)

While only the tax returns for the three years ended prior to December 31, 2019 are open for examination for taxes payable for those years, tax authorities could challenge returns (only under certain circumstances) for earlier years to the extent that they generated loss carry-forwards that are available for those future years. In July 2018 the Internal Revenue Service notified the Company that it was examining its 2016 federal tax return and the examination remains open.

In March 2020, the Company received notices of tax assessments for 2018 from the New York State Department of Taxation and Finance in the amounts of $638,745 and $57,784. The Company intends to contest the assessments. As of December 31, 2019, the Company has not recorded an accrual related to the assessments because it has insufficient information to determine that an unfavorable outcome is probable and it cannot reasonably estimate the amount of any potential tax that may be due. As additional information is obtained from the State of New York with respect to the assessments, management will continue to assess whether an unfavorable outcome is probable and whether it can reasonably estimate the amount of the tax due, if any, in order to determine whether an accrual related to the assessments is appropriate.

The Company re-evaluated certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%, and determined that such items had no material impact on the Company’s financial statements.

The personal holding company (“PHC”) rules under the Internal Revenue Code impose a 20% tax on a PHC’s undistributed personal holding company income (“PHC Income”), which means, in general, taxable income subject to certain adjustments. For a corporation to be classified as a PHC, it must satisfy two tests: (i) that more than 50% in value of its outstanding shares must be owned directly or indirectly by five or fewer individuals at any time during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the “Ownership Test”) and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the “Income Test”). In the second half of 2019 (as well as the second half of prior years), the Company did not meet the Ownership Test. Due to the significant number of shares held by the Company’s largest shareholders, the Company continually assesses its share ownership to determine whether it meets the Ownership Test. If the Ownership Test were met and the income generated by the Company were determined to constitute “royalties” within the meaning of the Income Test, the Company would constitute a PHC and the Company would be subject to a 20% tax on the amount of any PHC Income that it does not distribute to its shareholders.

Note F – Stockholders’ Equity

The 2013 Stock Incentive Plan (“2013 Plan”) provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock, (d) stock appreciation rights, and (e) other stock-based awards including restricted stock units. Awards under the 2013 Plan may be granted singly, in combination, or in tandem. Subject to standard anti-dilution adjustments as provided, the 2013 Plan provides for an aggregate of 2,600,000 shares of the Company’s common stock to be available for distribution. The Company’s Compensation Committee generally has the authority to administer the 2013 Plan, determine participants who will be granted awards, the size and types of awards, the terms and conditions of awards and the form and content of the award agreements representing awards. Awards under the 2013 Plan may be granted to employees, directors and consultants of the Company and its subsidiaries. As of December 31, 2019, there are 1,780,505 shares of common stock available for issuance under the 2013 Plan.

[1]	Restricted Stock Units

On January 15, 2019, the Company issued 15,000 restricted stock units (“RSUs”) under the 2013 Plan to each of its three non-management directors as an annual grant for 2019 for service on the Company’s Board of Directors. Each RSU represents a contingent right to receive one share of the Company’s common stock. The RSUs vested in four equal quarterly installments of 3,750 shares of common stock on March 15, 2019, June 15, 2019, September 15, 2019 and December 15, 2019, subject to continued service on the Board of Directors.

NETWORK-1 TECHNOLOGIES, INC.

Note F – Stockholders’ Equity (continued)

On July 14, 2019, 125,000 restricted stock units owned by the Company’s Chairman and Chief Executive Officer vested in accordance with his employment agreement dated July 14, 2016 (see Note J[1] hereof). With respect to the vesting of such restricted stock units, the Company’s Chairman and Chief Executive Officer delivered 56,813 shares of the Company’s common stock to satisfy withholding taxes and received 68,187 net shares of common stock.

On November 27, 2019, an aggregate of 65,000 restricted stock units vested which were owned by the Company’s Executive Vice President (25,000 RSUs), Chief Financial Officer (20,000 RSUs) and a consultant (20,000 RSUs). With respect to the vesting of 45,000 of such RSUs: (i) the Company’s Executive Vice President delivered 7,113 shares to satisfy withholding taxes and received 17,887 net shares of common stock and (ii) the Company’s Chief Financial Officer delivered 6,090 shares of common stock to satisfy withholding taxes and received 13,910 net shares of common stock.

On December 20, 2019, the Company issued an aggregate of 25,000 RSUs under the 2013 Plan to its Executive Vice President (10,000 RSUs), Chief Financial Officer (7,500 RSUs) and a consultant (7,500 RSUs). 50% of such RSUs will vest on the one year anniversary of the date of grant (December 20, 2020) and 50% will vest on the two year anniversary of the date of grant (December 20, 2021), subject to continued service to the Company.

On March 8, 2018, the Company granted 15,000 restricted stock units (“RSUs”) under the 2013 Plan to each of its three non-management directors as an annual grant for 2018 for service on the Company’s Board of Directors. The RSUs vested in four equal quarterly installments of 3,750 shares of common stock on each of March 15, 2018, June 15, 2018, September 15, 2018 and December 15, 2018, subject to continued service on the Board of Directors.

On June 9, 2018, an aggregate of 70,000 RSUs vested which were owned by the Company’s Chief Financial Officer (25,000 RSUs), Executive Vice President (25,000 RSUs) and a consultant (20,000 RSUs). With respect to the vesting of 50,000 of such RSUs: (i) the Company’s Chief Financial Officer delivered 9,171 shares to satisfy withholding taxes and received 15,829 net shares of common stock; and (ii) the Company’s Executive Vice President delivered 7,613 shares of common stock to satisfy withholding taxes and received 17,387 net shares of common stock.

On July 14, 2018, 375,000 RSUs owned by the Company’s Chairman and Chief Executive Officer vested in accordance with his employment agreement dated July 14, 2016 (see Note J[1] hereof). With respect to such vesting of restricted stock units, the Company’s Chairman and Chief Executive Officer delivered 172,313 shares of common stock to satisfy withholding taxes and received 202,687 net shares of common stock.

On November 27, 2018, the Company granted an aggregate of 130,000 RSUs under the 2013 Plan to its Chief Financial Officer (40,000 RSUs), Executive Vice President (50,000 RSUs) and a consultant (40,000 RSUs). Such RSUs vested 50% on November 27, 2019 and will vest 50% on November 27, 2020, subject to continued service to the Company.

The fair value of restricted stock units is determined based on the number of shares granted and the quoted market price of the Company’s common stock on the date of grant for time-based and performance-based awards.

All of the Company’s issued and RSUs have divided equivalent rights. As of December 31, 2019, there was $90,000 accrued for dividend equivalent rights. As of December 31, 2018, there was $76,000 accrued for dividend equivalent rights.

NETWORK-1 TECHNOLOGIES, INC.

Note F – Stockholders’ Equity (continued)

A summary of restricted stock units granted during the year ended December 31, 2019 is as follows (each restricted stock unit represents the contingent right to receive one share of the Company’s common stock):

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance of restricted stock units outstanding at December 31, 2018	505,000	$2.17
Grants of restricted stock units	70,000	2.45
Vested restricted stock units	(235,000)	(2.29)
Balance of unvested restricted stock units at December 31, 2019	340,000	$2.15

Restricted stock unit compensation expense was $567,000 for the year ended December 31, 2019 and $687,000 for the year ended December 31, 2018.

The Company has an aggregate of $232,000 of unrecognized restricted stock unit compensation expense as of December 31, 2019 to be expensed over a weighted average period of 1.2 years.

[2]	Stock Options

At December 31, 2019, stock options to purchase an aggregate of 105,000 shares of common stock were outstanding under the 2013 Plan and options to purchase 500,000 shares of common stock were outstanding representing option grants outside of the 2013 Plan (issued prior to the establishment of the 2013 Plan). There were no grants of stock options during the years ended December 31, 2019 and 2018.

The following table summarizes stock option activity for the years ended December 31:

	2019		2018
		Weighted		Weighted
		Average		Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price

Options outstanding at beginning of year	1,635,000	$1.18	2,010,000	$1.28

Granted	―	―	―	―

Expired	—	―	—	―

Exercised	(1,030,000)	$1.05	(375,000)	$1.74

Options outstanding at end of year	605,000	$1.39	1,635,000	$1.18

Options exercisable at end of year	605,000	$1.39	1,635,000	$1.18

During the year ended December 31, 2019 and 2018, the Company did not recognize any stock-based compensation related to the vesting of prior issued stock options to employees and directors. The Company at December 31, 2019 and 2018 had no remaining unrecognized expenses related to unvested stock options to employees and directors. The aggregate intrinsic value of all stock options exercisable at December 31, 2019 and 2018 was, $495,000 and $1,732,000, respectively.

NETWORK-1 TECHNOLOGIES, INC.

Note F – Stockholders’ Equity (continued)

During the year ended December 31, 2019, stock options to purchase an aggregate of 1,030,000 shares of the Company’s common stock were exercised (964,849 shares of which were exercised on a net exercise (cashless basis)) by the Chairman and Chief Executive Officer of the Company (750,000 shares), Chief Financial Officer and Executive Vice President (50,000 shares each), our three outside directors (35,000 shares each) and a consultant (75,000 shares) at exercise prices ranging from $0.83 to $1.65 per share. With respect to the options to purchase 964,849 shares on a net exercise (cashless) basis, aggregate net shares of 405,381 were delivered to the holders.

During the year ended December 31, 2018, stock options to purchase an aggregate of 375,000 shares of the Company’s common stock were exercised (350,000 shares of which were exercised on a net exercise (cashless basis)), by a director of the Company (325,000 shares), and by one other director of the Company (25,000 shares) at exercise prices ranging from $1.19 to $1.88 per share. With respect to the aforementioned stock option to purchase 350,000 shares exercised on a net exercise (cashless) basis, net shares of 144,954 were delivered to the director.

The following table presents information relating to all stock options outstanding and exercisable at December 31, 2019:

Weighted
		Weighted	Average
Range of		Average	Remaining
Exercise	Options	Exercise	Life in	Options
Price	Outstanding	Price	Years	Exercisable

$1.19 - $2.34	605,000	$1.39	2.36	605,000

Note G – Marketable Securities

Marketable securities as of December 31, 2019 and 2018 were composed of:

	December 31, 2019
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Certificates of deposit	$8,953,000	$6,000	$—	$8,959,000
Fixed income mutual funds	7,878,000	1,000	—	7,879,000
Corporate bonds and notes	8,813,000	112,000	(33,000)	8,892,000
Total Marketable securities	$25,644,000	$119,000	$(33,000)	$25,730,000

	December 31, 2018
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Certificates of deposit	$13,151,000	$—	$—	$13,151,000
Fixed income mutual funds	9,648,000	—	(8,000)	9,640,000
Corporate bonds and notes	8,518,000	—	(81,000)	8,437,000
Total Marketable securities	$31,317,000	$—	$(89,000)	$31,228,000

NETWORK-1 TECHNOLOGIES, INC.

Note H – Equity Investment

On December 18, 2018, the Company agreed to make an investment of up to $5,000,000 in ILiAD Biotechnologies, LLC (“ILiAD”), a privately held development stage biotechnology company dedicated to the prevention of human disease caused by Bordetella pertussis with a current focus on its proprietary intranasal vaccine, BPZE1, for the prevention of pertussis (whooping cough). The investment by the Company was part of a financing of up to approximately $14,500,000 of Class C units of ILiAD, consisting of two tranches. In connection with the Company’s investment, the Company’s Chairman and Chief Executive Officer became a member of the Board of Managers of ILiAD. The Company incurred approximately $41,000 of advisory and legal expenses in conjunction with its equity investment in ILiAD which have been capitalized as a component of the equity investment carrying value at December 31, 2018.

The Company made an initial investment at the December 18, 2018 closing of $2,500,000 to purchase 1,111,111 Class C units at $2.25 per unit and received five-year warrants to purchase 366,666 Class C units at an exercise price of $2.75 per unit. In connection with its investment, the Company’s Chairman and Chief Executive Officer obtained a seat on ILiAD’s Board of Managers.

In accordance with the Securities Purchase Agreement, dated December 18, 2018, the Company became obligated to invest an additional $2,500,000 (tranche 2) to purchase 943,396 Class C units at $2.65 per unit (and received additional five-year warrants to purchase 311,320 Class C units at an exercise price of $3.50 per unit) as a result of ILiAD’s notification to the Company on May 2, 2019 that it had received an “allowed to proceed” notice from the FDA permitting ILiAD to advance to the Phase 2b clinical study of its BP2E1 vaccine. ILiAD elected to permit its Class C investors (including the Company) to bifurcate their tranche 2 commitment such that 40% would be currently due ($1,000,000 paid by the Company on May 6, 2019) and 60% (additional $1,500,000 investment by the Company) would be due when ILiAD received satisfactory safety data from the clinical study. On August 9, 2019, ILiAD notified the Company that the FDA has allowed Phase 2b trial to proceed to full enrollment based on satisfactory safety data from the first phase of the clinical study which triggered our additional $1,500,000 investment. The Phase 2b trial is fully enrolled and preliminary immunological data is anticipated to be received by ILiAD by April 2020.

The Company’s investment in ILiAD is accounted for as an equity method investment in accordance with ASC 323, Investments — Equity Method and Joint Ventures as the Company has the ability to exercise significant influence, but not control, over ILiAD. The Company’s investment in ILiAD is measured at cost minus impairment, if any, plus or minus the Company’s share of ILiAD’s income or loss. The Company’s proportionate share of the income or loss from its investment in ILiAD is recognized on a one-quarter lag. At December 31, 2019, the Company owned approximately 10.3% of the outstanding units of ILiAD (on a non-fully diluted basis). For the year ended December 31, 2019, the Company recorded a net (loss) from its equity method investment in ILiAD of $(604,000).

The difference between the Company’s share of equity in ILiAD’s net assets and the equity investment carrying value reported on the Company’s consolidated balance sheet at December 31, 2019 is due to an excess amount paid over the book value of the investment totaling approximately $5,041,000 which are accounted for as equity method goodwill.

Note I – Commitments and Contingencies

[1]	Legal fees:

Russ, August & Kabat provides legal services to the Company with respect to its pending patent litigation filed in May 2017 against Facebook, Inc. in the United States District Court for the Southern District of New York relating to several patents within the Company’s Mirror Worlds Patent Portfolio (see Note K[4] to the Company’s consolidated financial statements included in this Annual Report). The terms of the Company’s agreement with Russ, August & Kabat provide for cash payments on a monthly basis subject to a cap plus a contingency fee ranging between 15% and 24% of the net recovery (after deduction of expenses) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved. The Company is responsible for all expenses incurred with respect to this litigation.

NETWORK-1 TECHNOLOGIES, INC.

Note I – Commitments and Contingencies (continued)

Russ, August & Kabat also provides legal services to the Company with respect to its pending patent litigations filed in April 2014 and December 2014 against Google Inc. and YouTube, LLC in the United States District Court for the Southern District of New York relating to certain patents within the Cox Patent Portfolio acquired by the Company from Dr. Cox (see Note K[3] hereof). The terms of the Company’s agreement with Russ, August & Kabat provide for legal fees on a full contingency basis ranging from 15% to 30% of the net recovery (after deduction of expenses) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved. The Company is responsible for all expenses incurred with respect to this litigation.

Dovel & Luner, LLP provides legal services to the Company with respect to the Company’s pending patent litigation filed in September 2011 against sixteen (16) data networking equipment manufacturers in the United States District Court for the Eastern District of Texas, (Tyler Division) (see Note K[1]). The terms of the Company’s agreement with Dovel & Luner LLP essentially provide for legal fees on a full contingency basis ranging from 12.5% to 35% (with certain exceptions) of the net recovery (after deduction for expenses) depending on the stage of the preceding in which a result (settlement or judgment) is achieved. For the year ended December 31, 2019 and 2018, the Company incurred contingent legal fees and expenses to Dovel & Luner of $696,000 and $6,930,000, respectively, with respect to the litigation.

Dovel & Luner, LLP also provided legal services to the Company with respect to the Company’s patent litigation settled in July 2010 against several major data networking equipment manufacturers (see Note K[2]). The terms of the Company’s agreement with Dovel & Luner, LLP provided for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of up to 24% (based on the settlement being achieved at the trial stage) including legal fees of local counsel in Texas. With respect to royalty payments payable quarterly by Cisco and other licensees to the Company pursuant to license agreements, the Company has an obligation to pay Dovel & Luner contingency fees. During the years ended December 31, 2019 and 2018, there were no contingency fees paid to Dovel & Luner, LLP.

[2]	Patent Acquisitions:

On February 28, 2013, the Company completed the acquisition of the Cox Patent Portfolio consisting of four patents (as well as a pending patent application) from Dr. Ingemar Cox, a technology leader in digital watermarking content identification, digital rights management and related technologies, for a purchase price of $1,000,000 in cash and 403,226 shares of the Company’s common stock. In addition, the Company is obligated to pay Dr. Cox 12.5% of the net proceeds (after deduction of expenses) generated by the Company from licensing, sale or enforcement of the patents. Since the acquisition of the patent portfolio from Dr. Cox, the Company has been issued thirty-four (34) additional related patents by the USPTO resulting in an aggregate of thirty-seven (37) patents within the Cox Patent Portfolio. Professional fees and filing fees of $169,000 were capitalized as patent cost.

On May 21, 2013, the Company’s wholly-owned subsidiary, Mirror Worlds Technologies, LLC, acquired the Mirror Worlds Patents consisting of all of the patents previously owned by Mirror Worlds, LLC (which subsequently changed its name to Looking Glass LLC), including nine issued U.S. patents and five pending applications (one of which was issued in November 2013) covering foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system. As consideration for the patent acquisition, the Company paid Mirror Worlds, LLC $3,000,000 in cash and issued 5-year warrants to purchase an aggregate of 1,750,000 shares of the Company’s common stock (875,000 shares of common stock at an exercise price of $1.40 per share and 875,000 shares of common stock at an exercise price of $2.10 per share). As part of the acquisition of the Mirror Worlds Patent Portfolio, professional fees and filing fees of $409,000 were capitalized as patent cost.

As part of the acquisition of the Mirror Worlds Patent Portfolio, the Company also entered into an agreement with Recognition Interface, LLC (“Recognition”), an entity that financed the commercialization of the patent portfolio prior to its sale to Mirror Worlds, LLC and also retained an interest in the licensing proceeds of the patent portfolio held by Mirror Worlds, LLC. Pursuant to the Company’s agreement with Recognition, Recognition and an affiliate received warrants to purchase an aggregate of 1,250,000 shares of the Company’s common stock at prices ranging from $1.40 to $2.10 per share. Recognition also received from the Company an interest in the net proceeds realized from the monetization of the Mirror Worlds Patent Portfolio as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; and (iii) 20% of any portion of the net proceeds in excess of $250 million. Since entering into the agreement with Recognition in May 2013, the Company has paid Recognition an aggregate of $3,127,000 with respect to such net proceeds interest relating to the Mirror Worlds

NETWORK-1 TECHNOLOGIES, INC.

Note I – Commitments and Contingencies (continued)

Patent Portfolio. No such payments were made by the Company to Recognition during the year ended December 31, 2019 and December 31, 2018.

On December 29, 2017, the Company acquired from M2M and IoT Technologies, LLC (“M2M”) the M2M/IoT Patent Portfolio consisting of twelve (12) issued U.S. patents relating to, among other things, the enabling technology for authenticating, provisioning and using embedded SIM cards in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers as well as automobiles and drones. The Company paid $1,000,000 to acquire the M2M/IoT Patent Portfolio from M2M and has an obligation to pay M2M 14% of the first $100 million of net proceeds (after deduction of expenses) and 5% of net proceeds greater than $100 million from Monetization Activities (as defined) related to the patent portfolio. In addition, M2M will be entitled to receive from the Company $250,000 of additional consideration upon the occurrence of certain future events related to the patent portfolio. As part of the acquisition of M2M/IoT Patent Portfolio, professional fees and filing fees of $88,000 were capitalized as patent cost. Since the acquisition of the portfolio from M2M, the Company has been issued fifteen (15) additional related U.S. patents resulting in an aggregate of twenty-seven (27) issued U.S. patents.

[3]	Operating leases:

The Company currently has two facility operating leases with remaining lease terms of three months to five months at December 31, 2019. The Company leases its principal office space in New York City at a monthly base rent of approximately $3,900 which lease expires on May 31, 2020. The Company also leases office space in New Canaan, Connecticut (which was to expire on September 30, 2019) at a base rent (inclusive of utilities) of $7,850 per month. The Connecticut lease was extended (in September 2019) through March 31, 2020.

Under ASC 842, operating lease expense is generally recognized evenly over the term of the lease. Leases with an initial term of twelve months or less are not recorded on the balance sheet. For lease arrangements entered into or reassessed after the adoption of ASC 842, the Company combines the lease and non-lease components in determining the right-of-use (“ROU”) assets and related lease obligation.

Activity related to the Company’s operating leases for the year ended December 31, 2019 was as follows:

2019
Operating lease expense	$ 134,000
Cash paid for amounts included in the measurement of operating lease obligations	$ 134,000

The Company’s operating lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate was determined based on information available for purposes of determining the present value of lease payments. The Company used an incremental borrowing rate of 5.5% at January 1, 2019 for all leases that commenced prior to that date. ROU assets obtained in exchange for operating lease obligations totaled $167,000 at January 1, 2019. ROU lease assets and related lease obligations for the Company’s operating leases were recorded in the consolidated balance sheet as follows:

As of
December 31, 2019
Operating lease right-of-use assets	$ 41,000
Operating lease obligations – current	$ 41,000
Total lease obligations	$ 41,000

Weighted average remaining lease term (in months)	4 months
Weighted average discount rate	5.5%

NETWORK-1 TECHNOLOGIES, INC.

Note I – Commitments and Contingencies (continued)

Future lease payments included in the measurement of lease liabilities on the consolidated balance sheet as of December 31, 2019, were as follows:

Operating Leases
2020	$ 41,000
Total future minimum lease payments	$ 41,000
Less imputed interest	—
Total operating lease liability	$ 41,000

[4]	Savings and investment plan:

The Company has a Savings and Investment Plan which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986. The Company also may make discretionary annual matching contributions and profit sharing in amounts determined by the Board of Directors, subject to statutory limits. The 401(k) Plan expense for the years ended December 31, 2019 and 2018 was $102,000 and $109,500, respectively.

Note J - Employment Arrangements and Other Agreements

[1] On July 14, 2016, the Company entered into a new employment agreement (“Agreement”) with its Chairman and Chief Executive Officer, pursuant to which he continues to serve as Chairman and Chief Executive Officer for a five year term, at an annual base salary of $475,000 which shall be increased by 3% per annum during the term of the Agreement. The Agreement established an annual target bonus of $175,000 for the Chairman and Chief Executive Officer based upon performance. During each of the years ended December 31, 2019 and December 31, 2018, the Company’s Chairman and Chief Executive Officer received an annual discretionary bonus of $100,000 and $175,000, respectively. In addition, in accordance with the Agreement, the Company granted to the Chairman and Chief Executive Officer, under its 2013 Plan, 750,000 restricted stock units (the “RSUs”, each RSU awarded by the Company represents a contingent right to receive one share of the Company’s common stock) which vest in three tranches, as follows: (i) 250,000 RSUs shall vest on July 14, 2018, subject to the Chairman and Chief Executive’s continued employment by the Company through the vesting date (the “Employment Condition”); (ii) 250,000 RSUs shall vest at any time beginning July 14, 2018 through July 14, 2021 in equal annual installments for the remaining term of employment, subject to (1) the Employment Condition being satisfied through each such annual vesting date and (2) the Company’s common stock achieving a closing price (for 20 consecutive trading days) of a minimum of $3.25 per share (subject to adjustment for stock splits) at any time during the term of employment; and (iii) 250,000 RSUs vest at any time beginning July 14, 2018 through July 14, 2021 in equal annual installments for the remaining term of employment subject to (1) the Employment Condition being satisfied through each such annual vesting date and (2) the Company’s common stock achieving a closing price (for 20 consecutive trading days) of a minimum of $4.25 per share (subject to adjustment for stock splits) at any time during the term of employment. The aforementioned stock price vesting conditions of $3.25 per share and $4.25 per share have been satisfied. Notwithstanding the aforementioned, in the event of a Change of Control (as defined), a Termination Other Than for Cause (as defined), or a termination of employment for Good Reason (as defined), all the 750,000 RSUs shall accelerate and become immediately fully vested. All RSUs granted by the Company to its officers, directors or consultants have dividend equivalent rights.

On July 14, 2018, 375,000 restricted stock units owned by the Company’s Chairman and Chief Executive Officer vested in accordance with the above referenced terms of the Agreement. With respect to such vesting of restricted stock units, the Company’s Chairman and Chief Executive Officer delivered 172,313 shares of common stock to satisfy withholding taxes and received 202,687 net shares of common stock. In addition, in accordance with the above referenced RSU vesting provisions, at December 31, 2018, Mr. Horowitz owned 375,000 unvested RSUs which vest in equal annual installments of 125,000 shares of our common stock on each of July 14, 2019, July 14, 2020 and July 14, 2021, subject to his continued employment. With respect to the vesting of RSUs for 125,000 shares of our common stock on July 14, 2019, our Chairman and Chief Executive Officer delivered 56,813 shares of common stock to satisfy withholding taxes and received 68,187 net shares of common stock.

NETWORK-1 TECHNOLOGIES, INC.

Note J - Employment Arrangements and Other Agreements (continued)

Under the terms of the Agreement, so long as the Company’s Chairman and Chief Executive Officer continues to serve as an executive officer of the Company, whether pursuant to the Agreement or otherwise, he shall also receive incentive compensation in an amount equal to 5% of the Company’s gross royalties or other payments from Licensing Activities (as defined) (without deduction of legal fees or any other expenses) with respect to its Remote Power Patent and a 10% net interest (gross royalties and other payments after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company’s royalties and other payments relating to Licensing Activities with respect to patents other than the Remote Power Patent (including the Company’s Mirror Worlds Patent Portfolio, Cox Patent Portfolio and M2M/IoT Patent Portfolio) (collectively, the “Incentive Compensation”). During the year ended December 31, 2019 and December 31, 2018, the Company’s Chairman and Chief Executive Officer earned Incentive Compensation of $152,000 and $1,106,000, respectively. As of December 31,2019, and 2018, the amount of accrued compensation for the Company’s Chairman and Chief Executive Officer was $92,000 and $109,000, respectively.

The Incentive Compensation shall continue to be paid to the Chairman and Chief Executive Officer for the life of each of the Company’s patents with respect to licenses entered into with third parties during the term of his employment or at any time thereafter, whether he is employed by the Company or not; provided, that, the employment of the Chairman and Chief Executive Officer has not been terminated by the Company “For Cause” (as defined) or terminated by him without “Good Reason” (as defined). In the event of a merger or sale of substantially all of the Company’s assets, the Company has the option to extinguish the right of the Chairman and Chief Executive Officer to receive future Incentive Compensation by payment to him of a lump sum payment, in an amount equal to the fair market value of such future interest as determined by an independent third party expert if the parties do not reach agreement as to such value. In the event that the Chairman and Chief Executive Officer employment is terminated by the Company “Other Than For Cause” (as defined) or by him for “Good Reason” (as defined), the Chairman and Chief Executive Officer shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) a pro-rated portion of the $175,000 target bonus provided bonus criteria have been satisfied on a pro-rated basis through the calendar quarter in which the termination occurs and (iii) accelerated vesting of all unvested options, RSUs or other awards.

In connection with the Agreement, the Company’s Chairman and Chief Executive Officer also agreed not to compete with the Company as follows: (i) during the term of the Agreement and for a period of 12 months thereafter if his employment is terminated “Other Than For Cause” (as defined) provided he is paid his 12 month base salary severance amount and (ii) for a period of two years from the termination date, if terminated “For Cause” by the Company or “Without Good Reason” by the Chairman and Chief Executive Officer.

[2] The Company’s Chief Financial Officer serves on an at-will basis pursuant to an offer letter, dated April 9, 2014, at an annual base salary of $175,000. The Company’s Chief Financial Officer received an annual bonus of $15,000 and $30,000 for the years ended December 31, 2019 and December 31, 2018, respectively. On November 27, 2018, Mr. Kahn received a grant of 40,000 RSUs under the 2013 Plan, 50% of such RSUs vested on the one year anniversary of the grant (November 27, 2019) and 50% of such RSUs will vest on the two year anniversary of the grant (November 27, 2020) subject to his continued employment by the Company. On December 20, 2019, Mr. Kahn was granted 7,500 RSUs under the 2013 Plan, 50% of such RSUs vest on the one year anniversary of the grant (December 20, 2020) and 50% of such RSUs will vest on the two year anniversary of the grants (December 20, 2021) subject to his continued service to the Company. In addition, in the event the Chief Financial Officer’s employment is terminated without “Good Cause” (as defined), he shall receive (i) (a) 6 months base salary or (b) 12 months base salary in the event of a termination without “Good Cause” within 6 months following a “Change of Control” of the Company (as defined) and (ii) accelerated vesting of all remaining unvested shares underlying his options, RSUs or any other awards he may receive in the future.

[3] The Company’s Executive Vice President serves on an at-will basis at an annual base salary of $200,000. The Executive Vice President received an annual bonus of $22,500 and $40,000 for the years ended December 31, 2019 and December 31, 2018, respectively. On November 27, 2018, the Executive Vice President was granted 50,000 RSUs, which vested 50% on the one-year anniversary of the grant date (November 27, 2019) and 50% on the two-year anniversary of the grant date (November 27, 2020), subject to his continued employment by the Company. On December 20, 2019, Mr. Greene was granted 10,000 RSUs under the 2013 Plan, 50% of such RSUs vest on the one-year anniversary of the date of grant (December 20, 2020) and 50% of such RSUs vest on the two year anniversary of the grant (December 20, 2021), subject to his continued employment.

NETWORK-1 TECHNOLOGIES, INC.

Note K – Legal Proceedings

[1] In September 2011, the Company initiated patent litigation against sixteen (16) data networking equipment manufacturers (and affiliated entities) in the United States District Court for the Eastern District of Texas, Tyler Division, for infringement of its Remote Power Patent. Named as defendants in the lawsuit, excluding affiliated parties, were Alcatel-Lucent USA, Inc., Allied Telesis, Inc., Avaya Inc., AXIS Communications Inc., Dell, Inc., GarrettCom, Inc., Hewlett-Packard Company, Huawei Technologies USA, Juniper Networks, Inc., Motorola Solutions, Inc., NEC Corporation, Polycom Inc., Samsung Electronics Co., Ltd., ShoreTel, Inc., Sony Electronics, Inc., and Transition Networks, Inc. As of January 2018, the Company reached settlements with fifteen (15) of the sixteen (16) defendants with Hewlett-Packard Company (“HP”) being the sole remaining defendant.

On November 13, 2017, a jury empaneled in the United States District Court for the Eastern District of Texas, Tyler Division, found that certain claims of the Company’s Remote Power Patent were invalid and not infringed by HP. On February 2, 2018, the Company moved to throw out the jury verdict and have the Court determine that certain claims of the Remote Power Patent are not obvious (invalid) as a matter of law by filing motions for judgment as a matter of law on validity and a new trial on validity and infringement. On August 29, 2018, the District Court issued an order granting the Company’s motion for judgment as a matter of law that the Remote Power Patent is valid, thereby overturning the jury verdict of invalidity and denied the Company’s motion for a new trial on infringement. On August 30, 2018, the Company appealed the District Court’s denial of its motion for a new trial on infringement to the U.S. Court of Appeals for the Federal Circuit. On September 13, 2018, HP filed a cross-appeal of the District Court’s order that the Remote Power Patent is valid as a matter of law. Oral argument on the appeal took place on November 4, 2019 and a decision is pending. If the Company is unable to reverse the District Court order on appeal, it is not likely that the Company will receive significant licensing revenue from Cisco and certain other licensees for the period beginning in the fourth quarter of 2017 through the date of expiration of the Remote Power Patent (March 7, 2020) unless the Company obtains an arbitration ruling that the District Court order does not affect the obligation of Cisco and other licensees to pay the Company royalties under applicable license agreements or the Company reaches a satisfactory resolution with such licensees.

On November 1, 2017, defendant Juniper Networks, Inc. (“Juniper”) agreed to settle its litigation with the Company for $13,250,000 for a fully-paid license to the Company’s Remote Power Patent. On December 8, 2017, the Company was advised by Juniper that it would not make the settlement payment to the Company as a result of the above referenced jury verdict in the Company’s trail against HP and that there was no binding settlement agreement. On January 16, 2018, the Company revised and closed its settlement with defendant Juniper. The Company agreed to revise the settlement to avoid the possibility of protracted litigation regarding enforcing the settlement. Under the terms of the revised settlement, Juniper paid the Company $12,700,000 and received a fully-paid license to the Remote Power Patent (and certain other patents owned by the Company) for its full term, which applies to its sales of PoE products.

On October 16, 2017, the U.S. Bankruptcy Court of the Southern District of New York approved the Company’s settlement with defendant Avaya, Inc. (“Avaya”). As part of the settlement, Avaya, which on January 19, 2017 had filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, entered into a non-exclusive license agreement for the full term of the Remote Power Patent. Under the terms of the license, Avaya paid a lump sum amount for sales of certain designated PoE products and agreed to pay ongoing royalties for other designated PoE products. In addition, Avaya agreed that the Company shall have an allowed general unsecured claim in the amount of $37,500,000, as amended, relating to all acts occurring on or before January 19, 2017 (“Allowed Claim”). Under the Debtors’ Second Amended Joint Chapter 11 Plan of Reorganization of Avaya Inc. and its Debtor Affiliates, which was approved by the Bankruptcy Court on November 28, 2017 and became effective on December 15, 2017, the Debtors estimated that the total amount of general unsecured claims that will ultimately be allowed will total approximately $305,000,000 which, based on the treatment of general unsecured creditors therein, would result in estimated recoveries for the holders of general unsecured claims of approximately 18.9% of their Allowed Claim. On January 9, 2018, the Company sold its Allowed Claim to a third party for $6,320,000.

NETWORK-1 TECHNOLOGIES, INC.

Note K – Legal Proceedings (continued)

In October 2016, the Company entered a settlement agreement with Polycom, Inc. (“Polycom”). Under the terms of the settlement, Polycom entered into a non-exclusive license for the Remote Power Patent for its full term and is obligated to pay the Company a license initiation fee of $5,000,000 for past sales of its PoE products and ongoing royalties based on its sales of PoE products. $2,000,000 of the license initiation fee was paid within 30 days and the balance is payable in three annual installments of $1,000,000 beginning in October 2017. Payments due in October 2018 and October 2019 need not be paid by Polycom if all asserted claims of the Company’s Remote Power Patent have been found invalid. Since the District Court in August 2018 granted the Company’s motion for judgment as a matter of law that the Remote Power Patent is valid thereby overturning the HP jury verdict of invalidity, Polycom became obligated to make the aforementioned remaining aggregate payments of $2,000,000 to the Company (of which $1,000,000 was paid in November 2018 and $1,000,000 of which was paid in November 2019.)

[2] In accordance with the Settlement and License Agreement, dated May 25, 2011, between the Company and Cisco (the “Agreement”), Cisco became obligated to pay the Company royalties (which began in the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments per year of $9 million beginning in 2016 for the remaining term of the patent. The royalty payments from Cisco are subject to certain conditions including the continued validity of certain claims of the Remote Power Patent or a finding that a third party’s PoE products are found not to infringe the Remote Power Patent and such finding applies to the applicable licensee’s licensed products. As a result of the HP jury verdict several of the Company’s largest licensees, including Cisco, its largest licensee, notified the Company in late November 2017 and January 2018 that they will no longer make ongoing royalty payments to the Company pursuant to their license agreements. If the Company successfully overturns the District Court judgment of non-infringement in the appeal to the Federal Circuit, certain licensees of the Remote Power Patent, including Cisco, will be obligated to pay the Company all royalties that accrued but were not paid beginning in the fourth quarter of 2017 through March 2020. If the Company is unable to reverse the District Court order of non-infringement on appeal, Cisco and such other licensees are not likely to pay the Company royalties for such period unless the Company obtains an arbitration ruling that the District Court order of non-infringement does not affect the obligation of such licensees to pay the Company royalties or the Company reaches a satisfactory resolution with such licensees.

[3] On April 4, 2014 and December 3, 2014, the Company initiated litigation against Google Inc. (“Google”) and YouTube, LLC (“YouTube”) in the United States District Court for the Southern District of New York for infringement of several of its patents within its Cox Patent Portfolio acquired from Dr. Cox which relate to the identification of media content on the Internet. The lawsuit alleges that Google and YouTube have infringed and continue to infringe certain of the Company’s patents by making, using, selling and offering to sell unlicensed systems and related products and services, which include YouTube’s Content ID system. In May 2014, the defendants filed an answer to the complaint and asserted defenses of non-infringement and invalidity.

The above referenced litigations that the Company commenced in the United States District Court for the Southern District of New York in April 2014 and December 2014 against Google and YouTube were subject to court ordered stays which were in effect from July 2, 2015 until January 2, 2019 as a result of proceedings at the Patent Trial and Appeal Board (PTAB) and the appeals of PTAB Final Written Decisions to the U.S Court of Appeals for the Federal Circuit. Pursuant to a Joint Stipulation and Order Regarding Lifting of Stays, entered on January 2, 2019, the parties agreed, among other things, that the stays with respect to the litigations were lifted. In addition, the Company agreed not to assert certain patent claims which were asserted in the litigation commenced in April 2014 (and which were the subject of the PTAB proceedings). The Company was permitted to substitute new claims. Google also agreed to terminate the pending IPR proceedings that were subject to remand by the U.S. Court of Appeals for the Federal Circuit. In January 2019, the two litigations against Google and YouTube were consolidated. A Markman hearing (claim construction) was held on November 21, 2019 and a ruling has not yet been rendered.

NETWORK-1 TECHNOLOGIES, INC.

Note K – Legal Proceedings (continued)

[4] On May 9, 2017, Mirror Worlds Technologies, LLC, the Company’s wholly-owned subsidiary, initiated litigation against Facebook, Inc. (“Facebook”) in the United States District Court for the Southern District of New York, for infringement of U.S. Patent No. 6,006,227, U.S. Patent No. 7,865,538 and U.S. Patent No. 8,255,439 (among the patents within the Company’s Mirror Worlds Patent Portfolio). The lawsuit alleged that the asserted patents are infringed by Facebook’s core technologies that enable Facebook’s Newsfeed and Timeline features. The lawsuit further alleged that Facebook’s unauthorized use of the stream-based solutions of the Company’s asserted patents has helped Facebook become the most popular social networking site in the world. The Company sought, among other things, monetary damages based upon reasonable royalties. On May 7, 2018, Facebook filed a motion for summary judgment on non-infringement. On August 11, 2018, the Court issued an order granting Facebook’s motion for summary judgment of non-infringement and dismissed the case. On August 17, 2018, the Company filed a Notice of Appeal to appeal the summary judgment decision to the U.S. Court of Appeals for the Federal Circuit. Oral argument on the appeal was held on January 13, 2020. On January 23, 2020, the U.S. Court of Appeals for the Federal Circuit reversed the summary judgment finding of the District Court and remanded the litigation to the Southern District of New York for further proceedings.

[5] On November 13, 2018, the Company filed a lawsuit against Dell, Inc. in the District Court, 241st Judicial District, Smith County, Texas, for breach of a settlement and license agreement, dated August 15, 2016, with the Company as a result of Dell’s failure to make royalty payments, and provide corresponding royalty reports, to the Company based on sales of Dell’s PoE products. The Company believes Dell is obligated to pay the Company all prior unpaid royalties that accrued prior to and after the date of the HP Jury Verdict (November 2017) as well as future royalties through the expiration of the Remote Power Patent in March 2020. On December 7, 2018, Dell filed its Answer and Counterclaim. Dell denied the claim asserted by the Company and asserted a counterclaim in excess of $1,000,000. On January 28, 2019, Dell brought a motion to stay the case as a result of the Company’s pending appeal of the District Court order overturning the HP Jury Verdict on non-infringement to the U.S. Court of Appeals for the Federal Circuit and HP’s appeal of the District Court’s order that the Remote Power Patent is valid as a matter of law. Dell’s motion to stay was denied by the Court on May 7, 2019. On December 19, 2019 the Company filed a motion for summary judgment and a decision on the motion is pending.

Note L - Concentrations

Revenue from the Company’s Remote Power Patent constituted 100% and 71% of the Company’s revenue for the year ended December 31, 2019 and December 31, 2018, respectively.  Revenue from two licensees constituted approximately 69% of the Company’s revenue for the year ended December 31, 2019. Revenue from two licensees constituted approximately 66% of the Company’s revenue for the year ended December 31, 2018. Revenue from the sale of the Company’s unsecured claim against Avaya, Inc. constituted approximately 29% of the Company’s revenue for the year ended December 31, 2018. At December 31, 2019 royalty receivables from four licensees constituted approximately 90% of the Company’s royalty receivables. At December 31, 2018, royalty receivables from four licensees constituted approximately 80% of the Company’s royalty receivables.

Note M – Stock Repurchase Program

On June 11, 2019, the Company’s Board of Directors authorized an extension and increase of the Share Repurchase Program to repurchase up to $5,000,000 of the Company’s common stock over the subsequent 24-month period. The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion. The timing and amount of the shares repurchased are determined by management based on its evaluation of market conditions and other factors. The repurchase program may be increased, suspended or discontinued at any time.

During the year ended December 31, 2019, the Company repurchased an aggregate of 335,372 shares of its common stock pursuant to the Share Repurchase Program at a cost of approximately $764,755 (exclusive of commissions) or an average price per share of $2.28 per share.

NETWORK-1 TECHNOLOGIES, INC.

Note M – Stock Repurchase Program (continued)

Since inception of the Share Repurchase Program (August 2011) through December 31, 2019, the Company has repurchased an aggregate of 8,489,770 shares of its common stock at a cost of approximately $15,906,995 (exclusive of commissions) or an average per share price of $1.87 per share.

Note N – Dividend Policy

On December 7, 2016, the Board of Directors of the Company approved the initiation of a dividend policy which provided for the payment (in March and September of each year) of a semi-annual cash dividend of $0.05 per common share ($0.10 per common share annually) commencing in 2017. In 2018 and 2019 the Company paid semi-annual cash dividends aggregating $0.10 per common share consistent with its dividend policy. It was anticipated that the semi-annual cash dividend would continue to be paid through March 7, 2020 (the expiration of the Company’s Remote Power Patent) provided that the Company continued to receive royalties from licensees of its Remote Power Patent. The Board of Directors is reviewing the Company’s dividend policy. The Company’s dividend policy undergoes a periodic review by its Board of Directors and is subject to change at any time depending on the Company’s earnings, financial requirements and other factors existing at the time.

Note O – Related Party Transactions

On May 30, 2018, the Company repurchased from a director 75,000 shares of its common stock at a purchase price per share of $2.77 or aggregate consideration of $207,750.

Note P – Subsequent Events

[1] On February 19 2020, the Company’s Board of Directors declared a semi-annual cash dividend of $0.05 per share with a payment date of March 31, 2020 to all common shareholders of record as of March 16, 2020.

[2] On February 19, 2020, the Company’s Board of Directors approved the grant of 15,000 RSUs to each of the Company three non-management directors. The RSUs vest over a one year period in equal quarterly installments of 3,750 shares of common stock on each of March 15, 2020, June 15, 2020, September 15, 2020 and December 15, 2020.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

The following are included under Item 8 “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2019 and 2018

Consolidated statements of operations and comprehensive (loss) income for the years ended December 31, 2019 and 2018

Consolidated statements of changes in stockholders' equity for the years ended December 31, 2019 and 2018

Consolidated statements of cash flows for the years ended December 31, 2019 and 2018

Notes to consolidated financial statements

(a)(2) Financial Statements Schedules:

Financial statement schedules are omitted because the information is not applicable.

(a)(3) Exhibits

3(i)(a)	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-59617), declared effective by the SEC on November 12, 1998 (the “1998 Registration Statement”), and incorporated herein by reference.
3(i)(b)	Certificate of Amendment to the Certificate of Incorporation dated November 27, 2001. Previously filed as Exhibit 3.1.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-81344) declared effective by the SEC on February 12, 2002, and incorporated herein by reference (the “February 2002 Form S-3”)

3(i)(c)	Certificate of Amendment to the Certificate of Incorporation dated October 9, 2013. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 10, 2013, and incorporated herein by reference.
3(ii)	Second Amended and Restated By-laws. Previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 filed on November 14, 2016 and incorporated herein by reference.
4.1	Form of Common Stock certificate. Previously filed as Exhibit 4.1 to the 1998 Registration Statement and incorporated herein by reference.

10.1+	2013 Stock Incentive Plan. Previously filed as Appendix B to the Company’s Schedule 14A (Proxy Statement) filed on August 20, 2013 and incorporated herein by reference.

10.2	Patents Purchase, Assignment and License Agreement, dated November 18, 2003, between the Company and Merlot Communications, Inc. Previously filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed December 3, 2003 and incorporated herein by reference.

10.3	Amendment to Patents Purchase, Assignment and License Agreement, dated January 18, 2005, between the Company and Merlot Communications, Inc. Previously filed January 24, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 18, 2005 and incorporated herein by reference.

10.4	Form of stock option agreement, previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed on October 14, 2009 and incorporated herein by reference.

10.5	Settlement Agreement between the Company and Cisco Systems, Inc. and Cisco-Linksys, LLC. Portions of the Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an order granting confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2010 and incorporated herein by reference.

10.6	Settlement and License Agreement, dated May 25, 2011, among the Company, Corey M. Horowitz, CMH Capital Management Corp. and Cisco and Cisco Consumer Products, LLC. Portions have been omitted pursuant to an order granting confidentiality treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 as amended. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2011 and incorporated herein by reference.

10.7+	Employment Agreement, dated July 14, 2016, between the Company and Corey M. Horowitz, Chairman and Chief Executive Officer. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2016 and incorporated herein by reference.
10.8	Patent Purchase Agreement, dated February 28, 2013, between the Company and Dr. Ingemar Cox. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 5, 2013 and incorporated herein by reference.
10.9	Asset Purchase Agreement, dated as of May 21, 2013, between the Company and Mirror Worlds, LLC. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 29, 2013 and incorporated herein by reference.
10.10	Form of Indemnification Agreement for directors and officers. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2019 and incorporated herein by reference.
14	Code of Ethics. Previously filed as Exhibit 14 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 14, 2004 and incorporated herein by reference.
21.1*	List of Subsidiaries of Registrant.
23.1*	Consent of Friedman, LLP, Independent Registered Public Accounting Firm.
31.1*	Section 302 Certification of Chief Executive Officer.
31.2*	Section 302 Certification of Chief Financial Officer.
32.1*	Section 906 Certification of Chief Executive Officer.
32.2*	Section 906 Certification of Chief Financial Officer.

101*             Interactive data files: *

101.INS        XBRL Instance Document.

101.SCH      XBRL Scheme Document.

101.CAL      XBRL Calculation Linkbase Document.

101.DEF       XBRL Definition Linkbase Document.

101.LAB      XBRL Label Linkbase Document.

101.PRE       XBRL Presentation Linkbase Document.

 ____________________

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

March 20, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE
/s/ Corey M. Horowitz Corey M. Horowitz	Chairman and Chief Executive Officer, Chairman of the Board of Directors (principal executive officer)	March 20, 2020
/s/ David Kahn David Kahn	Chief Financial Officer, Secretary and a Director (principal financial officer and principal accounting officer)	March 20, 2020
/s/ Emanuel Pearlman Emanuel Pearlman	Director	March 20, 2020
/s/ Niv Harizman Niv Harizman	Director	March 20, 2020
/s/ Allison Hoffman Allison Hoffman	Director	March 20, 2020