Form 10-K/A
period 2019-12-31
NETWORK 1 TECHNOLOGIES INC
filed 2020-03-23
CIK 1065078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Form 10-K”), filed with the United States Securities and Exchange Commission on March 20, 2020 (the “Original Filing Date”), for the sole purpose of correcting an error in which Exhibit 101 containing the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes was inadvertently omitted from the EDGAR filing of the 2019 Annual Report. This Amendment No. 1 contains currently dated Section 302 and Section 906 certifications as Exhibits 31.1, 31.2, 32.1 and 32.2.

No other changes were made to the Original Filing. This Form 10-K/A speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date and, except as described above, does not modify or update in any way disclosures made in the Original Filing.

EXHIBIT INDEX

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

March 23, 2020