Form 10-Q
period 2020-03-31
NETWORK 1 TECHNOLOGIES INC
filed 2020-05-19
CIK 1065078

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to__________

Commission File Number  1-15288

_____________________

NETWORK-1 TECHNOLOGIES, INC.

 (Exact name of registrant as specified in its charter)

Delaware	11-3027591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

445 Park Avenue, Suite 912 New York, New York	10022
(Address of principal executive offices)	(Zip Code)

212-829-5770

(Registrant’s telephone number, including area code)

(Former name or former address and former fiscal year, if changed since last report)

_________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NTIP	NYSE American

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding as of May 11, 2020 was 23,941,026.

NETWORK-1 TECHNOLOGIES, INC.

Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2020	2019
ASSETS:

CURRENT ASSETS:
Cash and cash equivalents	$26,594,000	$22,587,000
Marketable securities, at fair value	18,409,000	25,730,000
Royalty receivables, net	144,000	343,000
Other current assets	75,000	98,000

Total Current Assets	45,222,000	48,758,000

OTHER ASSETS:
Patents, net of accumulated amortization	1,755,000	1,819,000
Equity investment	4,144,000	4,437,000
Operating leases right-of-use asset	9,000	41,000
Security deposits	21,000	21,000

Total Other Assets	5,929,000	6,318,000

TOTAL ASSETS	$51,151,000	$55,076,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:

CURRENT LIABILITIES:
Accounts payable	$214,000	$421,000
Accrued contingency fees and related costs	24,000	492,000
Accrued payroll	13,000	334,000
Operating lease obligations – current	9,000	41,000
Other accrued expenses	207,000	281,000

TOTAL CURRENT LIABILITIES	467,000	1,569,000

TOTAL LIABILITIES	$467,000	$1,569,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value, authorized 10,000,000 shares;
none issued and outstanding at March 31, 2020 and December 31, 2019	—	—

Common stock, $0.01 par value; authorized 50,000,000 shares;
23,979,728 and 24,036,071 shares issued and outstanding at
March 31, 2020 and December 31, 2019, respectively	239,000	240,000

Additional paid-in capital	65,896,000	65,824,000
Accumulated deficit	(15,347,000)	(12,636,000)
Accumulated other comprehensive income (loss)	(104,000)	79,000

TOTAL STOCKHOLDERS’ EQUITY	50,684,000	53,507,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,151,000	$55,076,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended
	March 31,

	2020	2019

REVENUE	$161,000	$606,000

OPERATING EXPENSES:
Costs of revenue	32,000	146,000
Professional fees and related costs	399,000	307,000
General and administrative	486,000	488,000
Amortization of patents	72,000	54,000
Stock-based compensation	72,000	144,000

TOTAL OPERATING EXPENSES	1,061,000	1,139,000

OPERATING LOSS	(900,000)	(533,000)

OTHER INCOME (LOSS):
Interest and dividend income, net	178,000	301,000
Net realized and unrealized gain (loss) on marketable securities	(322,000)	23,000
Total other income (loss), net	(144,000)	324,000

LOSS BEFORE INCOME TAXES AND EQUITY IN NET LOSSES OF EQUITY METHOD INVESTEE	(1,044,000)	(209,000)

INCOME TAXES PROVISION (BENEFIT):
Current	—	—
Deferred taxes, net	—	(65,000)
Total income taxes provision (benefit)	—	(65,000)

LOSS BEFORE SHARE OF NET LOSSES OF EQUITY METHOD INVESTEE:	$(1,044,000)	$(144,000)

SHARE OF NET LOSSES OF EQUITY METHOD INVESTEE	$(293,000)	$(96,000)

NET LOSS	$(1,337,000)	$(240,000)

Net Loss Per Share
Basic	$(0.06)	$(0.01)
Diluted	$(0.06)	$(0.01)

Weighted average common shares outstanding:
Basic	24,029,513	23,745,848
Diluted	24,029,513	23,745,848

Cash dividends declared per share	$0.05	$0.05

NET LOSS	$(1,337,000)	$(240,000)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding gain (loss) on corporate bonds and notes during the period, net of tax	(163,000)	115,000
Amounts reclassified from accumulated other comprehensive income (loss)	(20,000)	(5,000)
Net other comprehensive income (loss)	(183,000)	110,000

COMPREHENSIVE LOSS	$(1,520,000)	$(130,000)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2020

	Common Stock		Additional		Accumulated Other	Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity
Balance – December 31, 2019	24,036,071	$240,000	$65,824,000	$(12,636,000)	$79,000	$53,507,000
Dividends and dividend equivalents declared	—	—	—	(1,221,000)	—	(1,221,000)
Stock-based compensation	—	—	72,000	—	—	72,000
Vesting of restricted stock units	11,250	—	—	—	—	—
Cashless exercise of stock options	105,000	1,000	—	—	—	1,000
Shares delivered to fund stock option exercises	(100,293)	(1,000)	—	—	—	(1,000)
Treasury stock purchased and retired	(72,300)	(1,000)	—	(153,000)	—	(154,000)
Net other comprehensive loss	—	—	—	—	(183,000)	(183,000)
Net loss	—	—	—	(1,337,000)	—	(1,337,000)
Balance – March 31, 2020	23,979,728	$239,000	$65,896,000	$(15,347,000)	$(104,000)	$50,684,000

THREE MONTHS ENDED MARCH 31, 2019

	Common Stock		Additional		Accumulated Other	Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity
Balance – December 31, 2018	23,735,927	$237,000	$65,151,000	$(7,102,000)	$(81,000)	$58,205,000
Dividends and dividend equivalents declared	—	—	—	(1,215,000)	—	(1,215,000)
Stock-based compensation	—	—	144,000	—	—	144,000
Vesting of restricted stock units	11,250	—	—	—	—	—
Cashless exercise of stock options	105,000	1,000	(1,000)	—	—	—
Shares delivered to fund stock option exercises	(69,116)	—	—	—	—	—
Treasury stock purchased and retired	(300)	—	—	(1,000)	—	(1,000)
Net other comprehensive gain	—	—	—	—	110,000	110,000
Net loss	—	—	—	(240,000)	—	(240,000)
Balance – March 31, 2019	23,782,761	$238,000	$65,294,000	$(8,558,000)	$29,000	$57,003,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,337,000)	$(240,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of patents	72,000	54,000
Stock-based compensation	72,000	144,000
Loss from equity investment	293,000	96,000
Amortization of right of use asset, net	32,000	—
Unrealized (gain) loss on marketable securities	220,000	(14,000)
Deferred tax benefit	—	(65,000)
Changes in operating asset and liabilities:
Royalty receivables	199,000	(330,000)
Other current assets	23,000	29,000
Operating lease right-of-use assets	—	33,000
Accounts payable	(207,000)	328,000
Operating lease obligations	(33,000)	(31,000)
Accrued expenses	(872,000)	(1,419,000)
NET CASH USED IN OPERATING ACTIVITIES	(1,538,000)	(1,415,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities	10,919,000	10,586,000
Purchases of marketable securities	(4,001,000)	(10,068,000)
Development of patents	(8,000)	(24,000)
NET CASH PROVIDED BY INVESTING ACTIVITIES	6,910,000	494,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,211,000)	(1,191,000)
Repurchases of common stock, inclusive of commissions	(154,000)	(1,000)
NET CASH USED IN FINANCING ACTIVITIES:	(1,365,000)	(1,192,000)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,007,000	(2,113,000)
CASH AND CASH EQUIVALENTS, beginning of period	22,587,000	23,763,000
CASH AND CASH EQUIVALENTS, end of period	$26,594,000	$21,650,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—
NON-CASH FINANCING ACTIVITY
Accrued dividend rights on restricted stock units	$19,000	$27,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS:

[1] BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of the management of Network-1 Technologies, Inc. (the “Company”), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company’s financial position as of March 31, 2020, and the results of its operations and comprehensive loss for the three month periods ended March 31, 2020 and March 31, 2019, changes in stockholders’ equity for the three month periods ended March 31, 2020 and March 31, 2019, and its cash flows for the three month periods ended March 31, 2020 and March 31, 2019. The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP may have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2020. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations to be expected for the full year.

The accompanying unaudited condensed consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, Mirror Worlds Technologies, LLC.

[2] BUSINESS

The Company is engaged in the development, licensing and protection of its intellectual property assets. The Company presently owns eighty-three (83) patents including (i) the remote power patent (the “Remote Power Patent”) covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) the Mirror Worlds patent portfolio (the “Mirror Worlds Patent Portfolio”) relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) the Cox patent portfolio (the “Cox Patent Portfolio”) relating to enabling technology for identifying media content on the Internet and taking further actions to be performed based on such identification; (iv) the M2M/IoT patent portfolio (the “M2M/IoT Patent Portfolio”) relating to, among other things, enabling technology for authenticating, provisioning and using embedded sim cards in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers; and (v) the QoS patents (the “QoS Patents”) covering systems and methods for the transmission of audio, video and data over computer and telephony networks in order to achieve high quality of service (QoS). The Company has been actively engaged in licensing its Remote Power Patent (U.S. Patent No. 6,218,930) covering the control of power delivery over Ethernet cables. As of March 31, 2020, the Company had entered into twenty-seven (27) license agreements with respect to its Remote Power Patent. The Company’s Remote Power Patent expired on March 7, 2020, and

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS (continued)

the Company will no longer receive licensing revenue for its Remote Power Patent that accrues for any period subsequent to the expiration date. Depending upon the outcome of the Company’s appeal to the U.S. Court of Appeals for the Federal Circuit of the District Court’s order of non-infringement of the Remote Power Patent in the Company’s trial with Hewlett Packard, the Company may receive significant royalty payments from other licensees for periods prior to March 7, 2020 (see below and Note I [1] and Note I [2] hereof). The Company has also entered into two license agreements with respect to its Mirror Worlds Patent Portfolio.

The Company’s current strategy includes continuing to pursue licensing opportunities for its intellectual property assets. In addition, the Company continually reviews opportunities to acquire or license additional intellectual property as well as other strategic alternatives. The Company’s patent acquisition strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as the Company has achieved with respect to its Remote Power Patent and Mirror Worlds Patent Portfolio. In addition, the Company may enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.

On August 30, 2018, the Company appealed to the U.S. Court of Appeals for the Federal Circuit the decision of the U.S. District Court for the Eastern District of Texas denying its motion for a new trial on infringement with respect to the November 13, 2017 jury finding that its Remote Power Patent was not infringed by Hewlett Packard (“HP”). Oral argument on the appeal took place on November 4, 2019 and a decision is pending (see Note I[1] hereof). The Company has been dependent upon its Remote Power Patent for a significant portion of its revenue. As a result of the jury verdict in November 2017 with respect to the Company’s trial with HP, several of the Company’s largest licensees, including Cisco Systems, Inc. (“Cisco”), its largest licensee, notified the Company in late November 2017 and January 2018 that they would no longer make ongoing royalty payments to the Company pursuant to their license agreements. If the Company successfully overturns the District Court order of non-infringement in its appeal to the U.S. Court of Appeals for the Federal Circuit, certain licensees of the Remote Power Patent, including Cisco, will be obligated to pay the Company significant royalties that accrued but were not paid beginning in the fourth quarter of 2017 through March 7, 2020 (the expiration of the Remote Power Patent). If the Company is unable to reverse the District Court order of non-infringement on appeal, the Company will not likely receive significant licensing revenue from Cisco and certain other licensees for such period unless the Company obtains an arbitration ruling that the District Court order does not affect the obligation of Cisco and other licensees to pay the Company royalties under applicable license agreements or the Company reaches a satisfactory resolution with such licensees (see Note I[1] and Note I[2] hereof).

Consistent with the Company’s revenue recognition policy (see Note B[4] hereof), the Company did not record revenue for 2018, 2019 and for the three months ended March 31, 2020 from certain licensees, including Cisco, who notified the Company they would not pay the Company ongoing royalties as a result of the HP jury verdict. The Company disagrees with the position taken by such licensees and may pursue arbitration if it does not achieve a satisfactory resolution (see Notes I[1] and I[2] hereof).

Note B – Summary of Significant Accounting Policies

[1]	Use of Estimates and Assumptions

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company’s unaudited condensed consolidated financial statements include revenue recognition, stock-based compensation, income taxes, valuation of patents and equity method investments, including evaluation of the Company’s basis difference. Actual results could be materially different from those estimates, upon which the carrying values were based.

[2]	Cash and Cash Equivalents

The Company maintains cash deposits in high quality financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). Accounts at each institution are insured by the FDIC up to $250,000. At March 31, 2020, the Company maintained a cash balance of $6,245,000 in excess of the FDIC insured limit.

The Company considers all highly liquid short-term investments, including certificates of deposit and money market funds, that are purchased with an original maturity of three months or less to be cash equivalents.

[3]	Marketable Securities

The Company’s marketable securities are comprised of certificates of deposit with original maturity greater than three months from date of purchase, fixed income mutual funds, and corporate bonds and notes (see Note F). At March 31, 2020, included in marketable securities, the Company had aggregate certificates of deposit of $10,460,000 at financial institutions which were within the FDIC limit. The Company’s marketable securities are measured at fair value and are accounted for in accordance with ASU 2016-01. Unrealized holding gains and losses on certificates of deposit and fixed income mutual funds are recorded in net realized and unrealized gain (loss) from investments on the unaudited condensed consolidated statements of operations and comprehensive loss. Unrealized holding gains and losses, net of the related tax effect, on corporate bonds and notes are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the marketable securities.

[4]      Revenue Recognition

Under ASC 606, revenue is recognized when the Company completes the licensing of its intellectual property to its licensees, in an amount that reflects the consideration the Company expects to be entitled to in exchange for licensing its intellectual property.

Note B – Summary of Significant Accounting Policies (continued)

The Company determines revenue recognition through the following steps:

•	identification of the license agreement;
•	identification of the performance obligations in the license agreement;
•	determination of the consideration for the license;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when the Company satisfies its performance obligations.

Revenue disaggregated by source is as follows:

	Three Months Ended March 31,
	2020		2019
Fully-Paid – Licenses	$	―	$130,000	(1)
Royalty Bearing - Licenses		161,000	476,000
Total Revenue		$161,000	$606,000

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

[7]       Costs of Revenue

The Company includes in costs of revenue for the three months ended March 31, 2020 and 2019 contingent legal fees payable to patent litigation counsel (see Note G[1] hereof) and incentive bonus compensation payable to its Chairman and Chief Executive Officer (see Note H[1] hereof).

Note B – Summary of Significant Accounting Policies (continued)

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

ASC 740-10, Accounting for Uncertainty in Income Taxes, defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company had no uncertain tax positions as of March 31, 2020 and 2019.

U.S. federal, state and local income tax returns prior to 2016 are not subject to examination by any applicable tax authorities, except that tax authorities could challenge returns (only under certain circumstances) for earlier years to the extent they generated loss carry-forwards that are available for those future years. In July 2018, the Internal Revenue Service notified the Company that it was examining its 2016 federal tax return. In March 2020, the Company was advised by the Internal Revenue Service that the examination has been concluded with no change to the Company’s 2016 federal tax return.

In March 2020, the Company received notices of tax assessments for 2018 from the New York State Department of Taxation in the amounts of $638,745 and $57,784. After discussions with the New York State Department of Taxation and Finance, on May 6, 2020, the Company filed an amended 2018 tax return to provide additional information. On May 13, 2020, the Company was advised that the amended return was accepted and there was no tax due with respect to the assessments.

The personal holding company (“PHC”) rules under the Internal Revenue Code impose a 20% tax on a PHC’s undistributed personal holding company income (“PHC Income”), which means, in general, taxable income subject to certain adjustments. For a corporation to be classified as a PHC, it must satisfy two tests: (i) that more than 50% in value of its outstanding shares must be owned directly or indirectly by 5 or fewer individuals at any time during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the “Ownership Test”) and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the “Income Test”). During the second half of 2019 (as well as during the second half of prior years), the Company believes it did not meet the Ownership Test. Due to the significant number of shares held by the Company’s largest shareholders, the Company

Note B – Summary of Significant Accounting Policies (continued)

continually assesses its share ownership to determine whether it meets the Ownership Test. If the Ownership Test were met and the income generated by the Company were determined to constitute “royalties” within the meaning of the Income Test, the Company would constitute a PHC and the Company would be subject to a 20% tax on the amount of any PHC Income that it does not distribute to its shareholders.

[9]       Stock-Based Compensation

The Company accounts for its stock-based compensation awards to employees and directors in accordance with FASB ASC Topic 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 requires all stock-based compensation to employees, including grants of employee stock options and restricted stock units, to be recognized in the condensed consolidated statements of operations and comprehensive loss based on their grant date fair values.

Compensation expense related to awards to employees is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Share based payments issued to non-employees are recorded at their fair values and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period and are expensed using an accelerated attribution model. The Company uses the Black-Scholes option pricing model to determine the grant date fair value of options granted. The fair value of restricted stock units is determined based on the number of shares underlying the grant and either the quoted market price of the Company’s common stock on the date of grant for time-based and performance-based awards, or the fair value on the date of grant using the Monte Carlo Simulation model for market-based awards (see Note D for further discussion of the Company’s stock-based compensation).

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

If an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited. At March 31, 2020 and 2019, there was no impairment to the Company’s patents and equity investment.

The Company’s equity method investment in ILiAD Biotechnologies, LLC (“ILiAD”), a privately held development stage biotechnology company (see Equity Investment – Note J) is evaluated on a non-recurring basis for impairment and is classified within Level 3 as it is valued using significant unobservable inputs or data in an inactive market, and the valuation requires management judgment due to the absence of market price and inherent lack of liquidity.

[13]    Dividend Policy

Cash dividends are recorded when declared by the Company’s Board of Directors. Common stock dividends are charged against retained earnings when declared or paid (see Note M hereof).

Note B – Summary of Significant Accounting Policies (continued)

[14]	Reclassification

The Company has reclassified certain amounts in the prior period consolidated financial statements to conform to the current period’s presentation. These reclassifications had no impact on the previously reported net income.

[15]   New Accounting Standards

Recently Issued Accounting Standards

Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions for performing intra-period allocation and calculating income taxes in interim periods. It also simplifies the accounting for income taxes by requiring recognition of franchise tax partially based on income as an income-based tax, requiring reflection of enacted changes in tax laws in the interim period and making improvements for income taxes related to employee stock ownership plans. ASU 2019-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. The Company is currently evaluating the impact the standard will have on its consolidated financial statements.

Equity Securities

In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The ASU amends and clarifies certain interactions between the guidance under Topic 321, Topic 323 and Topic 815, by reducing diversity in practice and increasing comparability of the accounting for these interactions. The amendments in the ASU should be applied on a prospective basis. The ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, including early adoption in an interim period for which financial statements have not yet been issued. The Company is currently evaluating the impact the standard will have on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

Fair Value Measurements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (“ASC 820”), Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 is intended to improve the effectiveness of fair value measurement disclosures. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. On January 1, 2020, the Company adopted ASU 2018-13. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

NOTE C – PATENTS

The Company’s intangible assets at March 31, 2020 include patents with estimated remaining economic useful lives ranging from 1.50 to 13.5 years. For all periods presented, all of the Company’s patents were subject to amortization. The gross carrying amounts and accumulated amortization related to acquired intangible assets as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
Gross carrying amount – patents	$7,805,000	$7,797,000
Accumulated amortization – patents	(6,050,000)	(5,978,000)
Patents, net	$1,755,000	$1,819,000

Amortization expense for the three months ended March 31, 2020 and March 31, 2019 was $72,000 and $54,000, respectively. Future amortization of intangible assets, net is as follows:

Twelve Months Ended March 31,
2021	$290,000
2022	290,000
2023	290,000
2024	150,000
2025 and thereafter	735,000
Total	$1,755,000

The Company’s Remote Power Patent expired on March 7, 2020. All of the patents within the Company’s Mirror Worlds Patent Portfolio have expired. The expiration dates of the patents within the Cox Patent Portfolio range from September 2021 to November 2023. The expiration dates of patents within the Company’s M2M/IoT Patent Portfolio range from September 2033 to May 2034.

NOTE D – STOCK-BASED COMPENSATION

Restricted Stock Units

On February 19, 2020, the Company issued 15,000 restricted stock units (“RSUs”) to each of its three non-management directors as an annual grant for 2020 for service on the Company’s Board of Directors. The RSUs vest in four equal quarterly installments of 3,750 shares of common stock on March 15, 2020, June 15, 2020, September 15, 2020 and December 15, 2020, subject to continued service on the Board of Directors.

During the three months ended March 31, 2019, the Company issued 15,000 RSUs to each of its three non-management directors as an annual grant for 2019 for service on the Company’s Board of Directors. The RSUs vested in four equal quarterly installments of 3,750 shares of common stock on March 15, 2019, June 15, 2019, September 15, 2019 and December 15, 2019.

NOTE D – STOCK-BASED COMPENSATION (CONTINUED)

A summary of restricted stock unit activity for the three months ended March 31, 2020 is as follows (each restricted stock unit issued by the Company represents the right to receive one share of the Company’s common stock):

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance of restricted stock units outstanding at December 31, 2019	340,000	$2.15
Grants of restricted stock units	45,000	2.30
Vested restricted stock units	(11,250)	2.30
Balance of unvested restricted stock units at March 31, 2020	373,750	$2.16

Restricted stock unit compensation expense was $72,000 and $144,000 for the three months ended March 31, 2020 and March 31, 2019, respectively.

The Company has an aggregate of $255,000 of unrecognized restricted stock unit compensation as of March 31, 2020 to be expensed over a weighted average period of 0.87 years.

All of the Company’s outstanding (unvested) restricted stock units have dividend equivalent rights. As of March 31, 2020, there was $100,000 accrued for dividend equivalent rights. As of December 31, 2019, there was $90,000 accrued for dividend equivalent rights.

Stock Options

There were no stock option grants during the three months ended March 31, 2020 and March 31, 2019. The following table presents information relating to all stock options outstanding and exercisable at March 31, 2020:

Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Options Exercisable
500,000	$1.19	2.59	500,000

The Company had no recorded stock-based compensation related to stock option grants for the three months ended March 31, 2020 and March 31, 2019.

The Company had no unrecognized stock-based compensation cost as of March 31, 2020. The aggregate intrinsic value of stock options exercisable at March 31, 2020 was $495,000.

During the three months ended March 31, 2020, stock options to purchase an aggregate of 105,000 shares of the Company’s common stock, at an exercise price of $2.34 per share, were exercised on a net exercise (cashless) basis by three non-management directors of the Company. With respect to the aforementioned stock options, net shares of an aggregate of 4,707 shares were delivered to the non-management directors.

During the three months ended March 31, 2019, stock options to purchase an aggregate of 105,000 shares of the Company’s common stock, at an exercise price of $1.65 per share, were exercised on a net exercise (cashless) basis by three non-management directors of the Company. With respect to the aforementioned stock options, net shares of an aggregate of 35,884 were delivered to the three non-management directors.

NOTE E – LOSS PER SHARE

Basic loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and restricted stock units. Potential shares of 873,750 and 2,068,750 at March 31, 2020 and March 31, 2019, respectively, consisted of options and restricted stock units.

Computations of basic and diluted weighted average common shares outstanding were as follows:

	Three Months Ended March 31,
	2020	2019
Weighted-average common shares outstanding – basic	24,029,513	23,745,848
Dilutive effect of options, warrants and restricted stock units	—	—
Weighted-average common shares outstanding – diluted	24,029,513	23,745,848
Options and restricted stock units excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive	873,750	2,068,750

NOTE F – MARKETABLE SECURITIES

Marketable securities as of March 31, 2020 and December 31, 2019 were composed of:

	March 31, 2020
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$10,485,000	$25,000	$—	$10,510,000
Fixed income mutual funds	3,560,000	—	(246,000)	3,314,000
Corporate bonds and notes	4,689,000	—	(104,000)	4,585,000
Total marketable securities	$18,734,000	$25,000	$(350,000)	$18,409,000

	December 31, 2019
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$8,953,000	$6,000	$—	$8,959,000
Fixed income mutual funds	7,878,000	1,000	—	7,879,000
Corporate bonds and notes	8,813,000	112,000	(33,000)	8,892,000
Total marketable securities	$25,644,000	$119,000	$(33,000)	$25,730,000

NOTE G – COMMITMENTS AND CONTINGENCIES

[1] Legal Fees

Russ, August & Kabat provides legal services to the Company with respect to its patent litigation filed in May 2017 against Facebook, Inc. in the U.S. District Court for the Southern District of New York relating to several patents within the Company’s Mirror Worlds Patent Portfolio (see Note I[4] hereof). The terms of the Company’s agreement with Russ, August & Kabat provide for cash payments on a monthly basis subject to a cap plus a contingency fee ranging between 15% and 24% of the net recovery (after deduction of expenses) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved. The Company is responsible for all of the expenses incurred with respect to this litigation.

Russ, August & Kabat also provides legal services to the Company with respect to its pending patent litigations filed in April 2014 and December 2014 against Google Inc. and YouTube, LLC in the U.S. District Court for the Southern District of New York relating to certain patents within the Company’s Cox Patent Portfolio (see Note I[3] hereof). The terms of the Company’s agreement with Russ, August & Kabat provide for legal fees on a full contingency basis ranging from 15% to 30% of the net recovery (after deduction of expenses) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved. The Company is responsible for all of the expenses incurred with respect to this litigation.

Dovel & Luner, LLP provides legal services to the Company with respect to its patent litigation filed in September 2011 against sixteen (16) data networking equipment manufacturers in the U.S. District Court for the Eastern District of Texas, Tyler (see Note I[1] hereof). The terms of the Company’s agreement with Dovel & Luner LLP essentially provide for legal fees on a full contingency basis ranging from 12.5% to 35% (with certain exceptions) of the net recovery (after deduction for expenses) depending on the stage of the preceding in which a result (settlement or judgment) is achieved. For the three months ended March 31, 2020 and March 31, 2019, the Company incurred aggregate contingent legal fees to Dovel & Luner, LLP with respect to the litigation of $19,000 and $108,000, respectively. As of March 31, 2020 and for the year ended December 31, 2019, the Company included in accrued expenses aggregate contingent legal fees to Dovel & Luner, LLP with respect to the litigation of $19,000 and $485,000, respectively. The Company is responsible for a certain portion of the expenses incurred with respect to the litigation.

Dovel & Luner, LLP also provided legal services to the Company with respect to the litigation settled in July 2010 against Cisco and several other major data networking equipment manufacturers (see Note I[2] hereof). The terms of the Company’s agreement with Dovel & Luner, LLP with respect to this litigation provided for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of 24% (based on the settlement being achieved at the trial stage). With respect to royalty payments received from Cisco in accordance with the Company’s settlement and license agreement with Cisco, the Company has an obligation to pay Dovel & Luner, LLP (including local counsel) 24% of such royalties received. During the three months ended March 31, 2020 and March 31, 2019, the Company did not incur any contingent legal fees to Dovel & Luner, LLP with respect to the litigation.

NOTE G – COMMITMENTS AND CONTINGENCIES (CONTINUED)

[2] Patent Acquisitions

In connection with the Company’s acquisition of its Cox Patent Portfolio, the Company is obligated to pay Dr. Cox 12.5% of the net proceeds (after deduction of expenses) generated by the Company from licensing, sale or enforcement of the patent portfolio.

As part of the acquisition of the Mirror Worlds Patent Portfolio, the Company also entered into an agreement with Recognition Interface, LLC (“Recognition”) pursuant to which Recognition received from the Company an interest in the net proceeds realized from the monetization of the Mirror Worlds Patent Portfolio, as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; and (iii) 20% of any portion of the net proceeds in excess of $250 million. Since entering into the agreement with Recognition in May 2013, the Company has paid Recognition an aggregate of $3,127,000 with respect to such net proceeds interest related to the Mirror Worlds Patent Portfolio. No such payments were made by the Company to Recognition during the three months ended March 31, 2020 and March 31, 2019.

In connection with the Company’s acquisition of its M2M/IoT Patent Portfolio, the Company is obligated to pay M2M 14% of the first $100 million of net proceeds (after deduction of expenses) and 5% of net proceeds greater than $100 million from Monetization Activities (as defined) related to the patent portfolio. In addition, M2M will be entitled to receive from the Company $250,000 of additional consideration upon the occurrence of certain future events related to the patent portfolio.

[3] Lease Agreements

The Company leases its principal office in New York City at a monthly base rate of approximately $3,900 which lease expires on May 31, 2020. The Company also leases office space in New Canaan, Connecticut (which was to expire on September 30, 2019) at a base rent (inclusive of utilities) of $7,850 per month. The Connecticut lease was extended (in September 2019) through March 31, 2020 and thereafter on a month-to-month basis.

Under ASC 842 operating lease expense is generally recognized evenly over the term of the lease. Leases with an initial term of twelve months or less are not recorded on the balance sheet. For lease arrangements entered into or reassessed after the adoption of ASC 842, the Company combines the lease and non-lease components in determining the right-of-use (“ROU”) assets and related lease obligation.

NOTE G – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Activity related to the Company’s operating leases was as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease expense	$33,000	$34,000
Cash paid for amounts included in the measurement of operating lease obligations	$34,000	$34,000

The Company’s operating lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate was determined based on information available for purposes of determining the present value of lease payments. The Company has used an incremental borrowing rate of 5.5% for all recognized operating lease right-of use assets as of March 31, 2020 and December 31, 2019. ROU lease assets and related lease obligations for the Company’s operating leases were recorded in the unaudited condensed consolidated balance sheet as follows:

	As of	As of
	March 31, 2020	December 31, 2019
Operating lease right-of-use assets	$9,000	$41,000
Operating lease obligations – current	$9,000	$41,000
Total lease obligations	$9,000	$41,000
Weighted average remaining lease term (in months)	2 months	4 months
Weighted average discount rate	5.5%	5.5%

Future lease payments included in the measurement of lease liabilities on the unaudited condensed consolidated balance sheet as of March 31, 2020, were as follows:

Operating Leases
2020-remaining period	$9,000
Total future minimum lease payments	$9,000
Less imputed interest	—
Total operating lease liability	$9,000

NOTE H - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

[1] On July 14, 2016, the Company entered into a new employment agreement (“Agreement”) with its Chairman and Chief Executive Officer pursuant to which he continues to serve the Company in such positions for a five year term, at an annual base salary of $475,000 which shall be increased by 3% per annum during the term of the Agreement. The Agreement established an annual target bonus of $175,000 for the Chairman and Chief Executive Officer based upon performance. In addition, the Company granted to the Chairman and Chief Executive Officer, under its 2013 Stock Incentive Plan, 750,000 restricted stock units (“RSUs”). The Agreement provided for the 750,000 RSUs to vest in the three tranches, as follows: (i) 250,000 RSUs shall vest on July 14, 2018, subject to the Chairman and Chief Executive Officer’s continued employment by the Company through the vesting date (the “Employment Condition”); (ii) 250,000 RSUs shall vest at any time beginning July 14, 2018 through July 14, 2021 in equal annual installments for the remaining term of employment, subject to (1) the Employment Condition being satisfied through each such annual vesting date and (2) the Company’s common stock achieving a closing price (for 20 consecutive trading days) of a minimum of $3.25 per share (subject to adjustment for stock splits) at any time during the term of employment; and (iii) 250,000 RSUs vest at any time

NOTE H - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS (CONTINUED)

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

Under the terms of the Agreement, so long as the Chairman and Chief Executive Officer continues to serve as an executive officer of the Company, whether pursuant to the Agreement or otherwise, the Chairman and Chief Executive Officer shall also receive incentive compensation in an amount equal to 5% of the Company’s gross royalties or other payments from Licensing Activities (as defined) (without deduction of legal fees or any other expenses) with respect to its Remote Power Patent and a 10% net interest (gross royalties and other payments after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company’s royalties and other payments relating to Licensing Activities with respect to patents other than the Remote Power Patent (including the Mirror Worlds Patent Portfolio, Cox Patent Portfolio and M2M/IoT Patent Portfolio) (collectively, the “Incentive Compensation”). During the three months ended March 31, 2020 and March 31, 2019, the Chairman and Chief Executive Officer earned Incentive Compensation of $8,000 and $30,000, respectively. At March 31, 2020 and December 31, 2019, $8,000 and $92,000 of such compensation were included in accrued expenses, respectively.

On July 14, 2018, 375,000 RSUs owned by the Company’s Chairman and Chief Executive Officer vested in accordance with the above referenced terms of the Agreement. With respect to such vesting of RSUs, the Company’s Chairman and Chief Executive Officer delivered 172,313 shares of common stock to satisfy withholding taxes and received 202,687 net shares of common stock. On July 14, 2019, 125,000 additional restricted stock units owned by the Company’s Chairman and Chief Executive Officer vested in accordance with the Agreement. With respect to the vesting of such restricted stock units, the Company’s Chairman and Chief Executive Officer delivered 56,813 shares of common stock to satisfy withholding taxes and received 68,187 net shares of common stock.

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

NOTE H - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS (CONTINUED)

In connection with the Agreement, the Chairman and Chief Executive Officer has also agreed not to compete with the Company as follows: (i) during the term of the Agreement and for a period of 12 months thereafter if his employment is terminated by us “Other Than For Cause” (as defined) provided he is paid his 12 month base salary severance amount and (ii) for a period of two years from the termination date, if terminated “For Cause” by the Company or “Without Good Reason” by the Chairman and Chief Executive Officer.

[2] The Company’s Chief Financial Officer serves on an at-will basis, pursuant to an offer letter, dated April 9, 2014, at an annual base salary of $175,000 (increased in June 2016 from $157,500) and is eligible to receive incentive or bonus compensation on an annual basis in the discretion of the Company’s Compensation Committee. In the event the Chief Financial Officer’s employment is terminated without “Good Cause” (as defined), he shall receive (i) (a) 6 months base salary or (b) 12 months base salary in the event of a termination without “Good Cause” within 6 months following a “Change of Control” of the Company (as defined) and (ii) accelerated vesting of all remaining unvested shares underlying his options or any other awards he may receive in the future.

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

On November 13, 2017, a jury empaneled in the U.S. District Court for the Eastern District of Texas, Tyler Division, found that certain claims of the Company’s Remote Power Patent were invalid and not infringed by HP. On February 2, 2018, the Company moved to throw out the jury verdict and have the Court determine that certain claims of the Remote Power Patent are not obvious (invalid) as a matter of law by filing motions for judgment as a matter of law on validity and a new trial on validity and infringement. On August 29, 2018, the District Court issued an order granting the Company’s motion for judgment as a matter of law that the Remote Power Patent is valid, thereby overturning the jury verdict of invalidity and denied the Company’s motion for a new trial on infringement. On August 30, 2018, the Company appealed the District Court’s denial of its motion for a new trial on infringement to the U.S. Court of Appeals for the Federal Circuit. On September 13, 2018, HP filed a cross-appeal of the District Court’s order that the Remote Power Patent is valid as a matter of law. Oral argument on the appeal was held on November 4, 2019 and a decision is pending. If the Company is unable to reverse the District Court order on appeal, it is not likely that the Company will receive significant licensing revenue from Cisco and certain other licensees for the period beginning in the fourth quarter of 2017 through the date of expiration of the Remote Power Patent (March 7, 2020) unless the Company obtains an arbitration ruling that the District Court order does not affect the obligation of Cisco and certain other licensees to pay the Company royalties under applicable license agreements or the Company reaches a satisfactory resolution with such licensees.

Note I – Legal Proceedings (continued)

[2] In accordance with the Settlement and License Agreement, dated May 25, 2011, between the Company and Cisco (the “Agreement”), Cisco became obligated to pay the Company royalties (which began in the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments per year of $9 million beginning in 2016 for the remaining term of the patent. The royalty payments from Cisco are subject to certain conditions including the continued validity of certain claims of the Remote Power Patent or a finding that a third party’s PoE products are found not to infringe the Remote Power Patent and such finding applies to the applicable licensee’s licensed products. As a result of the HP jury verdict in November 2017 several of the Company’s largest licensees, including Cisco, its largest licensee, notified the Company in late November 2017 and January 2018 that they will no longer make ongoing royalty payments to the Company pursuant to their license agreements. If the Company successfully overturns the District Court judgment of non-infringement in the appeal to the Federal Circuit, certain licensees of the Remote Power Patent, including Cisco, will be obligated to pay the Company all royalties that accrued but were not paid beginning in the fourth quarter of 2017 through March 2020. If the Company is unable to reverse the District Court order of non-infringement on appeal, Cisco and such other licensees are not likely to pay the Company royalties for such period unless the Company obtains an arbitration ruling that the District Court order of non-infringement does not affect the obligation of such licensees to pay the Company royalties or the Company reaches a satisfactory resolution with such licensees.

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

[4] On May 9, 2017, Mirror Worlds Technologies, LLC, the Company’s wholly-owned subsidiary, initiated litigation against Facebook, Inc. (“Facebook”) in the U.S. District Court for the Southern District of New York, for infringement of U.S. Patent No. 6,006,227, U.S. Patent No. 7,865,538 and U.S. Patent No. 8,255,439 (among the patents within the Company’s Mirror Worlds Patent Portfolio). The lawsuit alleged that the asserted patents are infringed by Facebook’s core technologies that enable Facebook’s Newsfeed and Timeline features. The lawsuit further alleged that Facebook’s unauthorized use of the stream-based solutions of the Company’s asserted patents has helped Facebook become the most popular social networking site in the world. The Company sought, among other things, monetary damages based upon reasonable royalties. On May 7, 2018, Facebook filed a motion for summary judgment on non-infringement. On August 11, 2018, the Court issued an order granting Facebook’s motion for summary judgment of non-infringement and dismissed the case. On August 17, 2018, the Company filed a Notice of Appeal to appeal the

Note I – Legal Proceedings (continued)

summary judgment decision to the U.S. Court of Appeals for the Federal Circuit. On January 23, 2020, the U.S. Court of Appeals for the Federal Circuit reversed the summary judgment finding of the District Court and remanded the litigation to the Southern District of New York for further proceedings.

[5] On November 13, 2018, the Company filed a lawsuit against Dell, Inc. in the District Court, 241st Judicial District, Smith County, Texas, for breach of a settlement and license agreement, dated August 15, 2016, with the Company as a result of Dell’s failure to make royalty payments, and provide corresponding royalty reports, to the Company based on sales of Dell’s PoE products. The Company believes Dell is obligated to pay the Company all prior unpaid royalties that accrued prior to and after the date of the HP Jury Verdict (November 2017) as well as future royalties through the expiration of the Remote Power Patent in March 2020. On December 7, 2018, Dell filed its Answer and Counterclaim. Dell denied the claim asserted by the Company and asserted a counterclaim in excess of $1,000,000. On January 28, 2019, Dell brought a motion to stay the case as a result of the Company’s pending appeal of the District Court order overturning the HP Jury Verdict on non-infringement to the U.S. Court of Appeals for the Federal Circuit and HP’s appeal of the District Court’s order that the Remote Power Patent is valid as a matter of law. Dell’s motion to stay the litigation was denied by the Court on May 7, 2019. On December 19, 2019, the Company filed a motion for summary judgment. On March 25, 2020, the Court granted the Company’s motion for summary judgment on its breach of contract claim and denied Dell’s motion for summary judgment on its breach of contract claim. As a result of the summary judgment decision in favor of the Company, it is the Company’s position that Dell is now obligated to pay the Company all prior unpaid royalties that accrued prior to and after the HP jury verdict (November 13, 2017) through March 7, 2020.

Note J – Equity Investment

On December 18, 2018, the Company agreed to make an investment of up to $5,000,000 in ILiAD Biotechnologies, LLC (“ILiAD”), a privately held development stage biotechnology company dedicated to the prevention of human disease caused by Bordetella pertussis with a current focus on its proprietary intranasal vaccine, BPZE1, for the prevention of pertussis (whooping cough). The investment by the Company was part of a financing of up to approximately $16,200,000 of Class C units of ILiAD, consisting of two tranches. The Company made an initial investment (tranche 1) at the December 18, 2018 closing of $2,500,000 to purchase 1,111,111 Class C units at $2.25 per unit and received five-year warrants to purchase 366,666 Class C units at an exercise price of $2.75 per unit. In connection with its investment, the Company’s Chairman and Chief Executive Officer obtained a seat on ILiAD’s Board of Managers. Mr. Horowitz receives the same compensation for service on the Board of Managers as other non-management Board members. The Company incurred approximately $41,000 of advisory and legal expenses in conjunction with its equity investment in ILiAD which have been capitalized as a component of the equity investment carrying value.

In accordance with the Securities Purchase Agreement, dated December 18, 2018, the Company became obligated to invest an additional $2,500,000 (tranche 2) to purchase 943,396 Class C units at $2.65 per unit (and received additional five-year warrants to purchase 311,320 Class C units at an exercise price of $3.50 per unit) as a result of ILiAD’s notification to the Company on May 2, 2019 that it had received an “allowed to proceed” notice from the FDA permitting ILiAD to advance to the Phase 2b clinical study of its BP2E1 vaccine. ILiAD elected to permit its Class C investors (including the Company) to bifurcate their tranche 2 commitment such that 40% would be currently due ($1,000,000 paid by the Company on May 6, 2019) and 60% (additional $1,500,000 investment

Note J – Equity Investment (continued)

by the Company) would be due when ILiAD received satisfactory safety data from the clinical study. On August 9, 2019, ILiAD notified the Company that the FDA has allowed Phase 2b to proceed to full enrollment based on satisfactory safety data from the first phase of the clinical study which triggered the Company’s additional $1,500,000 investment. In April 2020, ILiAD advised its equity holders, including the Company, that it had received results from the Phase 2b study of BPZE1 which indicated excellent safety and colonization results. ILiAD further advised that it does not yet have final results for immunological data as certain aspects of laboratory assays (tests to measure antibodies) require further analysis. At March 31, 2020, the Company owned approximately 9.5% of the outstanding units of ILiAD (on a non-fully diluted basis).

The Company’s investment in ILiAD is accounted for as an equity method investment in accordance with ASC 323, Investments — Equity Method and Joint Ventures as the Company has the ability to exercise significant influence, but not control, over ILiAD. The Company’s investment in ILiAD is measured at cost minus impairment, if any, plus or minus the Company’s share of ILiAD’s income or loss. The Company’s proportionate share of the income or loss from its investment in ILiAD is recognized on a one-quarter lag. At December 31, 2019, the Company owned approximately 10.3% of the outstanding units of ILiAD (on a non-fully diluted basis). For the three months ended March 31, 2020, the Company recorded net loss from its equity investment in ILiAD totaling $293,000.

The difference between the Company’s share of equity in ILiAD’s net assets and the equity investment carrying value reported on the Company’s condensed consolidated balance sheet at March 31, 2020 is due to an excess amount paid over the book value of the investment totaling approximately $5,000,000 which is accounted for as equity method goodwill.

Note K– Stock Repurchase

On June 11, 2019, the Board of Directors authorized an extension and increase of the Company’s share repurchase program (the “Share Repurchase Program”) to repurchase up to $5,000,000 of common stock over the subsequent 24 month period (for a total authorization of approximately $22,000,000 since inception of the program in August 2011). The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion. The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors. The Share Repurchase Program may be increased, suspended or discontinued at any time. Since inception of the Share Repurchase Program through March 31, 2020, the Company has repurchased an aggregate of 8,562,070 shares of its common stock at an aggregate cost of $16,058,472 (exclusive of commissions) or an average per share price of $1.88. All such repurchased shares have been cancelled. During the three months ended March 31, 2020, the Company repurchased 72,300 shares of its common stock at a cost of $151,626 (exclusive of commissions) or an average per share price of $2.10. At March 31, 2020, the dollar value of remaining shares that may be repurchased under the Share Repurchase Program was $4,293,632.

Note L – Concentrations

Revenue from the Company’s Remote Power Patent constituted 100% of the Company’s revenue for the three months ended March 31, 2020 and March 31, 2019. Revenue from five licensees constituted approximately 99% of the Company’s revenue for the three months ended March 31, 2020. Revenue from four licensees constituted approximately 80%, of the Company’s revenue for the three months ended March 31, 2019. At March 31, 2020, royalty receivables from four licensees constituted in the aggregate approximately 97% of the Company’s royalty receivables. At December 31, 2019, royalty receivables from four licensees constituted in the aggregate approximately 90% of the Company’s royalty receivables.

Note M – Dividend Policy

On December 7, 2016, the Board of Directors of the Company approved the initiation of a dividend policy which provided for the payment (in March and September of each year) of a semi-annual cash dividend of $0.05 per common share commencing in 2017. In 2018 and 2019 the Company paid semi-annual cash dividends of $0.05 per common share consistent with its dividend policy. It was anticipated that the semi-annual cash dividend would continue to be paid through March 7, 2020 (the expiration of the Company’s Remote Power Patent) provided that the Company continued to receive royalties from licensees of its Remote Power Patent. On February 19, 2020, the Company’s Board of Directors declared a semi-annual cash dividend of $0.05 per share with a payment date of March 31, 2020 to all common shareholders of record as of March 16, 2020. The Board of Directors is reviewing the Company’s dividend policy.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WHICH ARE STATEMENTS THAT INCLUDE INFORMATION BASED UPON BELIEF OF OUR MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION AVAILABLE TO MANAGEMENT. STATEMENTS CONTAINING TERMS SUCH AS “BELIEVES”, “EXPECTS”, “ANTICIPATES”, “INTENDS” OR SIMILAR WORDS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED ON PAGES 15-26 OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2019 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 20, 2020 AND IN THIS QUARTERLY REPORT ON FORM 10-Q.

OVERVIEW

Our principal business is the development, licensing and protection of our intellectual property assets. We presently own eighty-three (83) patents including: (i) our remote power patent (“Remote Power Patent”) covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) our Mirror Worlds patent portfolio (the “Mirror Worlds Patent Portfolio”) relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) our Cox patent portfolio (the “Cox Patent Portfolio”) relating to enabling technology for identifying media content on the Internet and taking further action to be performed after on such identification; (iv) our M2M/IoT patent portfolio (the “M2M/IoT Patent Portfolio”) relating to, among other things, enabling technology for authenticating, provisioning and using embedded sim cards in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers; and (v) our QoS patents (the “QoS Patents”) covering systems and methods for the transmission of audio, video and data in order to achieve high quality of service (QoS) over computer and telephony networks. In addition, we continually review opportunities to acquire or license additional intellectual property as well as other strategic alternatives.

We have been actively engaged in the licensing of our Remote Power Patent (U.S. Patent No. 6,218,930). We have entered into twenty-seven (27) license agreements with respect to our Remote Power Patent which, among others, include license agreements with Cisco, Dell Inc., Extreme Networks, Inc., Netgear, Inc., Microsemi Corporation, Motorola Solutions, Inc., NEC Corporation, Samsung Electronics Co., Ltd, Huawei Technologies Co., Ltd., ShoreTel, Inc., Juniper Networks, Inc., Polycom, Inc. and Avaya, Inc. Our Remote Power Patent expired on March 7, 2020, and we will no longer receive licensing revenue for our Remote Power Patent that accrues for any period subsequent to the expiration date. Depending upon the outcome of our appeal to the U.S. Court of Appeals for the Federal Circuit of the District Court order of non-infringement of our Remote Power Patent in our trial with Hewlett Packard, we may receive significant royalty payments from other licensees for periods prior to March 7, 2020 (see below and Note I[1] and Note I[2] hereof). We have also entered into license agreements with Apple Inc. and Microsoft Corporation with respect to our Mirror Worlds Patent Portfolio. Our current strategy includes continuing our licensing efforts with respect to our intellectual property assets. In addition, we continue to seek to acquire additional intellectual property assets to develop, commercialize, license or otherwise monetize. Our strategy includes working with inventors and patent owners to assist in the development and monetization of their patented technologies. We may also enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.

Our patent acquisition and development strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as we have achieved with respect to our Remote Power Patent and Mirror Worlds Patent Portfolio. Our Remote Power Patent has generated licensing revenue in excess of $147,000,000 from May 2007 through March 31, 2020. Since our acquisition of Mirror Worlds Patent Portfolio in May 2013, we have received licensing and other revenue from the portfolio of $47,150,000 through March 31, 2020.

On August 30, 2018, the Company appealed the decision of the U.S. District Court for the Eastern District of Texas denying its motion for a new trial on infringement with respect to the November 13, 2017 jury finding that its Remote Power Patent was not infringed by Hewlett Packard. Oral argument on the appeal took place on November 4, 2019 and a decision is pending. If we are unable to reverse the District Court order of non-infringement on appeal, it is likely that we will not receive significant royalty revenue from Cisco and certain other licensees for the period beginning in the fourth quarter of 2017 through March 7, 2020 (the expiration of our Remote Power Patent) unless we obtain an arbitration ruling that the District Court order did not affect such licensees obligation to pay us or we reach a satisfactory resolution with such licensees (see Note I[1] and Note I[2] hereof).

Consistent with our prior view, the District Court decision in August 2018 overturning the HP jury verdict on invalidity confirmed our belief that Dell, Inc. (“Dell”) is obligated to pay to us all prior unpaid royalties, including those that accrued after the date of the HP Jury Verdict (November 13, 2017), as well as future royalties through the expiration of the Remote Power Patent in March 2020. Dell did make payment of such accrued royalties due us and on November 13, 2018 we commenced legal action against Dell. On March 25, 2020, the Court granted our motion for summary judgment against Dell on our breach of contract claim (see Note I[5] to our unaudited condensed consolidated financial statements included in this quarterly report). We did not record any revenue from Dell for the three months ended March 31, 2020 as a result of the summary judgment ruling as it is subject to appeal.

We have been dependent upon our Remote Power Patent for a significant amount of our revenue. Our Remote Power Patent expired on March 7, 2020 and licensees will no longer be required to pay us any royalties that accrue for the period after the expiration date. Revenue for the year ended December 31, 2019 from license agreements for our Remote Power Patent was $3,037,000 (100% of our revenue) and such revenue was $15,785,000 (71% of our revenue) for the year ended December 31, 2018. In addition, we have been dependent on royalty bearing licenses for our Remote Power Patent for our recurring revenue (mostly payable quarterly). As a result of certain of our licensees including Cisco, our largest licensee, not paying us royalties pursuant to licenses for our Remote Power Patent following the HP Jury Verdict, we only achieved revenue from royalty bearing licenses of $3,037,000 and $3,086,000 for the year ended December 31, 2019 and December 31, 2018 as compared to royalty bearing revenue of $12,053,000 and $10,788,000 for the year ended December 31, 2017 and December 31, 2016, respectively. In addition, we only received revenue from Royalty Bearing Licenses of $161,000 and $476,000 for the three months ended March 31, 2020 and March 31, 2019 respectively. Since our Remote Power Patent expired on March 7, 2020 and significant revenue from our Remote Power Patent licensees (including Cisco) for the period beginning in the fourth quarter of 2017 through March 7, 2020 remains uncertain pending the outcome of the appeal to the Federal Circuit of the District Court order of non-infringement in our trial with Hewlett Packard, our ability to achieve licensing revenue in the future may be dependent upon the outcome of litigation involving our Cox Patent Portfolio, Mirror Worlds Patent Portfolio and our ability to monetize our M2M/IoT Patent Portfolio or new patents to be acquired in the future. Accordingly, our future revenue is uncertain.

At March 31, 2020, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $45,003,000 and working capital of $44,755,000. Based on our current cash position, we believe that we will have sufficient cash to fund our operations for the foreseeable future. Based on our cash position, we continually review opportunities to acquire additional intellectual property as well as evaluate other strategic opportunities.

As to the impact of the global COVID-19 pandemic on us, COVID-19 is currently causing some delays in the courts including the scheduling of trial dates, which could adversely affect the timing of our consummation of future license agreements (see Item 1A. Risk Factors of this quarterly report).

In December 2018, we agreed to make an investment of up to $5,000,000 ($2,500,000 of which was invested at the December 2018 closing, an additional $1,000,000 was invested in May 2019 and the balance of $1,500,000 was invested in August 2019) in ILiAD Biotechnologies, LLC, a development stage biotechnology company with an exclusive license to over thirty-five (35) patents (see Note J to our unaudited condensed consolidated financial statements in this quarterly report).

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

Royalty Bearing Licenses

Our Royalty Bearing Licenses for our Remote Power Patent obligate licensees to pay us ongoing royalties primarily on a quarterly basis for the life of our Remote Power Patent (which expired on March 7, 2020), subject to certain conditions including the validity of certain claims of our Remote Power Patent or a finding that a third party’s PoE products are found not to infringe our Remote Power Patent and such finding applies to our particular licensee’s licensed products. At March 31, 2020, we had sixteen (16) Royalty Bearing Licenses and at March 31, 2019 we had Royalty Bearing Licenses with seventeen (17) licensees. In March 2019, one Royalty Bearing License was converted to a Fully-Paid License.

Pending Litigation

We currently have pending patent infringement litigations involving our Remote Power Patent and certain patents within our Cox Patent Portfolio and Mirror Worlds Patent Portfolio (see “Legal Proceedings” at pages 34 – 36 hereof).

New License Agreements and Related Matters in the Periods

During the three month period ended March 31, 2020, and March 31, 2019 we had no revenue from new license agreements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Revenue. We had revenue of $161,000 for the three months ended March 31, 2020 as compared to revenue of $606,000 for the three months ended March 31, 2019. The decrease in revenue of $445,000 for the three months ended March 31, 2020 was due to a decline in licensing revenue from certain licensees, licensing revenue of $130,000 in connection with the conversion of a Royalty Bearing License to a Fully-Paid License during the three months ended March 31, 2019 and the expiration of our Remote Power Patent on March 7, 2020.

Operating Expenses. Operating expenses for the three months ended March 31, 2020 were $1,061,000 as compared to $1,139,000 for the three months ended March 31, 2019. We had costs of revenue of $32,000 and $146,000 for the three months ended March 31, 2020 and 2019, respectively. Included in the costs of revenue for the three months ended March 31, 2020 were contingent legal fees and expenses of $24,000 and $8,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note H to our unaudited condensed consolidated financial statements included in this quarterly report). Included in the costs of revenue for the three months ended March 31, 2019 were contingent legal fees and expenses of $116,000 and $30,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.

General and administrative expenses were $486,000 for the three months ended March 31, 2020 as compared to $488,000 for the three months ended March 31, 2019. Amortization of patents was $72,000 for three months ended March 31, 2020 as compared to $54,000 for the three months ended March 31, 2019. Stock-based compensation expense related to the issuance of restricted stock units was $72,000 for the three months ended March 31, 2020 as compared to $144,000 for the three months ended March 31, 2019. Professional fees and related costs were $399,000 for the three months ended March 31, 2020 as compared to $307,000 for the three months ended March 31, 2019 primarily as a result of increased costs related to our pending patent litigations.

Operating Loss. We had an operating loss of $900,000 for the three months ended March 31, 2020 compared with operating loss of $533,000 for the three months ended March 31, 2019. The increased operating loss of $367,000 for the three months ended March 31, 2020 was primarily due to decreased revenue of $445,000 for the three months ended March 31, 2020.

Interest and Dividend Income. Interest and dividend income for the three months ended March 31, 2020 was $178,000 as compared to interest and dividend income of $301,000 for the three months ended March 31, 2019 primarily as a result of lower interest rates on short-term fixed income investments and the sale of marketable securities.

Income Taxes (Benefit). We had no deferred tax for federal, state and local income taxes as a result of a full allowance for the deferred tax asset and no current tax benefit for federal, state and local taxes for the three months ended March 31, 2020. For the three months ended March 31, 2019, we had a deferred tax benefit for federal state and local income taxes of $(65,000).

Share of Net Losses of Equity Method Investee. We incurred a net loss of $293,000 during the three month period ended March 31, 2020 related to our equity share in ILiAD Biotechnologies as compared to a net loss of $96,000 for the three months ended March 31, 2019 as a result of our investment having been made in December 2018.

Net Loss. As a result of the foregoing, we realized a net loss of $1,337,000 or $(0.06) per share basic and diluted for the three months ended March 31, 2020 compared with a net loss of $240,000 or $(0.01) per share basic and diluted for the three months ended March 31, 2019. The increased net loss of $1,097,000 for the three months ended March 31, 2020 was primarily due to decreased revenue of $445,000, our share of net losses of $293,000 from our equity method investment, and net realized and unrealized losses on marketable securities of $322,000.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from revenue from licensing our patents. At March 31, 2020, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $45,003,000 and working capital of $44,755,000. Based on our current cash position, we believe that we will have sufficient cash to fund our operations for the foreseeable future.

At March 31, 2020, we had royalty receivables of $144,000 due from our Royalty Bearing Licenses, which are typically paid within sixty (60) days.

Working capital decreased by $2,434,000 at March 31, 2020 to $44,755,000 as compared to working capital of $47,189,000 at December 31, 2019. The decrease in working capital of $2,434,000 for the three months ended March 31, 2020 was primarily due to decreases in marketable securities of $7,321,000 and current liabilities of $1,102,000 offset by an increase in cash and cash equivalents of $4,007,000.

Net cash used in operating activities for the three months ended March 31, 2020 increased by $123,000 from $1,415,000 for the three months ended March 31, 2019 to $1,538,000 for the three months ended March 31, 2020.

Net cash provided by investing activities during the three months ended March 31, 2020 was $6,910,000 as compared to $494,000 for the three months ended March 31, 2019 primarily as a result of a decrease of $6,067,000 of purchases of marketable securities.

Net cash used in financing activities for the three months ended March 31, 2020 and 2019 was $1,365,000 and $1,192,000, respectively. The change of $173,000 primarily resulted from increased stock repurchases of $153,000.

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

Accounting Standards Adopted In The Period

Fair Value Measurements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (“ASC 820”), Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 is intended to improve the effectiveness of fair value measurement disclosures. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. On January 1, 2020, the Company adopted ASU 1028-13. The adoption of this standard did not have a material impact on its consolidated financial statements.

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

In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The ASU amends and clarifies certain interactions between the guidance under Topic 321, Topic 323 and Topic 815, by reducing diversity in practice and increasing comparability of the accounting for these interactions. The amendments in the ASU should be applied on a prospective basis. The ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, including early adoption in an interim period for which financial statements have not yet been issued. We are currently evaluating the impact the standard will have on its consolidated financial statements.

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

(b) Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dell Litigation

On November 13, 2018, we filed a lawsuit against Dell, Inc. in the District Court, 241st Judicial District, Smith County, Texas, for breach of a settlement and license agreement, dated August 15, 2016, with us as a result of Dell’s failure to make royalty payments, and provide corresponding royalty reports, to us based on sales of Dell’s PoE products. We believe Dell is obligated to pay us all prior unpaid royalties that accrued prior to and after the date of the HP Jury Verdict (November 2017) as well as future royalties through the expiration of the Remote Power Patent in March 7, 2020. On December 7, 2018, Dell filed its Answer and Counterclaim. Dell denied the claim asserted by us and asserted a counterclaim in excess of $1,000,000. On January 28, 2019, Dell brought a motion to stay the case as a result of our pending appeal of the District Court order overturning the HP Jury Verdict on non-infringement to the U.S. Court of Appeals for the Federal Circuit and HP’s appeal of the District Court’s order that the Remote Power Patent is valid as a matter of law. Dell’s motion to stay was denied by the Court on May 7, 2019. On December 19, 2019, we filed a motion for summary judgment on our breach of contract claim. On March 25, 2020, the Court granted summary judgment in our favor and denied Dell’s motion for summary judgment.

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

ITEM 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and trading price of our common stock. In addition to the risks described below and elsewhere in this quarterly report, our Annual Report on Form 10-K for the year ended December 31, 2019 (pages 16-27) filed with the Securities and Exchange Commission on March 20, 2020 includes a discussion of our risk factors and should be carefully considered by investors.

The Global COVID-19 Pandemic Could Have an Adverse Impact on Our Business

In December 2019, COVID-19, a novel coronavirus, was reported in China, and in March 2020 the World Health Organization called it a pandemic. The contagious disease outbreak has continued to spread around the world and is impacting economic activities and the financial markets. As to the impact on our Company, COVID-19 is currently causing some delays in the courts including the scheduling of trial dates, which could adversely affect the timing of our consummation of future license agreements. We do not expect the current COVID-19 situation to present other direct material risks to our business. Our cash is held at major financial institutions in money-market funds, certificates of deposit, or in short-term fixed income securities. With only three employees, our employees are able to work remotely. However, the ongoing pandemic may present risks that we do not currently consider material or risks that may evolve quickly that could have a material adverse effect on our business, financial condition, operating results and prospects.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Issuances of Unregistered Securities

There were no such issuances during the three months ended March 31, 2020.

Stock Repurchases

On August 22, 2011, we established a share repurchase program (“Share Repurchase Program”). On June 11, 2019, our Board of Directors authorized an extension and increase of the Share Repurchase Program to repurchase up to $5,000,000 of shares of our common stock over the subsequent 24 month period (for a total authorization of approximately $22,000,000 since inception of the program). The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in our discretion. The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors. The Share Repurchase Program may be increased, suspended or discontinued at any time. Since inception of the Share Repurchase Program in August 2011 through March 31, 2020, we have repurchased an aggregate of 8,562,070 shares of our common stock at an aggregate cost of $16,058,472 (exclusive of commissions) or an average per share price of $1.88. During the three months ended March 31, 2020, we repurchased 72,300 shares of our common stock at an aggregate cost of $151,626 (exclusive of commissions) or an average per share price of $2.10. At March 31, 2020, the remaining dollar value of shares that may be repurchased under the Share Repurchase Program was $4,293,632.

During the months of January, February and March 2020, we purchased common stock pursuant to our Share Repurchase Program as indicated below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2020	5,137	$2.21	5,137	$4,433,907
February 1 to February 29, 2020	2,700	$2.25	2,700	$4,427,832
March 1 to March 31, 2020	64,463	$2.02	64,463	$4,293,632
Total	72,300	$2.10	72.300

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

NETWORK-1 TECHNOLOGIES, INC.

Date: May 19, 2020	By:	/s/ Corey M. Horowitz
Corey M. Horowitz Chairman and Chief Executive Officer

Date: May 19, 2020	By:	/s/ David C. Kahn
David C. Kahn Chairman and Chief Executive Officer