Form 10-Q
period 2020-06-30
NETWORK 1 TECHNOLOGIES INC
filed 2020-08-12
CIK 1065078

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to__________

Commission File Number  1-15288

_____________________

NETWORK-1 TECHNOLOGIES, INC.

 (Exact name of registrant as specified in its charter)

Delaware	11-3027591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

445 Park Avenue, Suite 912 New York, New York	10022
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding as of August 10, 2020 was 24,021,826.

NETWORK-1 TECHNOLOGIES, INC.

Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2020	December 31, 2019
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,972,000	$22,587,000
Marketable securities, at fair value	23,763,000	25,730,000
Royalty receivables, net	128,000	343,000
Other current assets	51,000	98,000

TOTAL CURRENT ASSETS	44,914,000	48,758,000

OTHER ASSETS:
Patents, net of accumulated amortization	1,714,000	1,819,000
Equity investment	3,938,000	4,437,000
Operating leases right-of-use asset	—	41,000
Security deposits	21,000	21,000

Total Other Assets	5,673,000	6,318,000

TOTAL ASSETS	$50,587,000	$55,076,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:

CURRENT LIABILITIES:
Accounts payable	$38,000	$421,000
Accrued contingency fees and related costs	45,000	492,000
Accrued payroll	16,000	334,000
Operating lease obligations – current	—	41,000
Other accrued expenses	226,000	281,000

TOTAL CURRENT LIABILITIES	325,000	1,569,000

TOTAL LIABILITIES	$325,000	$1,569,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value, authorized 10,000,000 shares; none issued and outstanding at June 30,2020 and December 31,2019	—	—

Common stock, $0.01 par value; authorized 50,000,000 shares; 23,947,389 and 24,036,071 shares issued and outstanding at June 30,2020 and December 31,2019 respectively	239,000	240,000

Additional paid-in capital	65,981,000	65,824,000
Accumulated deficit	(16,029,000)	(12,636,000)
Accumulated other comprehensive income	71,000	79,000

TOTAL STOCKHOLDERS’ EQUITY	50,262,000	53,507,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,587,000	$55,076,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2020	2019	2020	2019

REVENUE	$55,000	$599,000	$216,000	$1,205,000

OPERATING EXPENSES:
Costs of revenue	20,000	175,000	52,000	321,000
Professional fees and related costs	124,000	238,000	523,000	545,000
General and administrative	459,000	488,000	945,000	976,000
Amortization of patents	72,000	87,000	144,000	141,000
Stock-based compensation	85,000	127,000	157,000	271,000

TOTAL OPERATING EXPENSES	760,000	1,115,000	1,821,000	2,254,000

OPERATING LOSS	(705,000)	(516,000)	(1,605,000)	(1,049,000)

OTHER INCOME (LOSS):
Interest and dividend income, net	120,000	301,000	298,000	602,000
Net realized and unrealized gain (loss) on marketable securities	206,000	22,000	(116,000)	45,000
Total other income, net	326,000	323,000	182,000	647,000

LOSS BEFORE INCOME TAXES AND EQUITY IN NET LOSSES OF EQUITY METHOD INVESTEE	(379,000)	(193,000)	(1,423,000)	(402,000)

INCOME TAXES PROVISION (BENEFIT):
Current	(142,000)	—	(382,000)	—
Deferred taxes, net	142,000	(38,000)	382,000	(103,000)
Total income taxes (benefit)	—	(38,000)	—	(103,000)

LOSS BEFORE SHARE OF NET LOSSES OF EQUITY METHOD INVESTEE:	$(379,000)	$(155,000)	$(1,423,000)	$(299,000)

SHARE OF NET LOSSES OF EQUITY METHOD INVESTEE	$(205,000)	$(53,000)	$(498,000)	$(149,000)

NET LOSS	$(584,000)	$(208,000)	$(1,921,000)	$(448,000)

Net loss per share
Basic	$(0.02)	$(0.01)	$(0.08)	$(0.02)
Diluted	$(0.02)	$(0.01)	$(0.08)	$(0.02)

Weighted average common shares outstanding:
Basic	23,945,916	23,917,563	23,987,715	23,830,367
Diluted	23,945,916	23,917,563	23,987,715	23,830,367

Cash dividends declared per share	—	—	$0.05	$0.05

NET LOSS	$(584,000)	$(208,000)	$(1,921,000)	$(448,000)

OTHER COMPREHENSIVE LOSS
Net unrealized holding gain (loss) on corporate bonds and notes arising during the period, net of tax	175,000	53,000	(8,000)	163,000

COMPREHENSIVE LOSS	$(409,000)	$(155,000)	$(1,929,000)	$(285,000)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Common Stock		Additional		Accumulated Other	Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity

Balance – December 31, 2019	24,036,071	$240,000	$65,824,000	$(12,636,000)	$79,000	$53,507,000
Dividends and dividend equivalents declared	—	—	—	(1,221,000)	—	(1,221,000)
Stock-based compensation	—	—	72,000	—	—	72,000
Vesting of restricted stock units	11,250	—	—	—	—	—
Cashless exercise of stock options	105,000	1,000	—	—	—	1,000
Shares delivered to fund stock option exercises	(100,293)	(1,000)	—	—	—	(1,000)
Treasury stock purchased and retired	(72,300)	(1,000)	—	(153,000)	—	(154,000)
Net unrealized loss on corporate bonds and notes	—	—	—	—	(183,000)	(183,000)
Net loss	—	—	—	(1,337,000)	—	(1,337,000)
Balance – March 31, 2020	23,979,728	$239,000	$65,896,000	$(15,347,000)	$(104,000)	$50,684,000
Stock-based compensation	—	—	85,000	—	—	85,000
Vesting of restricted stock units	11,250	—	—	—	—	—
Treasury stock purchased and retired	(43,589)	—	—	(98,000)	—	(98,000)
Net unrealized gain on corporate bonds and notes	—	—	—	—	175,000	175,000
Net loss	—	—	—	(584,000)	—	(584,000)
Balance – June 30, 2020	23,947,389	$239,000	$65,981,000	$(16,029,000)	$71,000	$50,262,000

THREE AND SIX MONTHS ENDED JUNE 30, 2019

	Common Stock		Additional		Accumulated Other	Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity

Balance – December 31, 2018	23,735,927	$237,000	$65,151,000	$(7,102,000)	$(81,000)	$58,205,000
Dividends and dividend equivalents declared	—	—	—	(1,215,000)	—	(1,215,000)
Stock-based compensation	—	—	144,000	—	—	144,000
Vesting of restricted stock units	11,250	—	—	—	—	—
Cashless exercise of stock options	105,000	1,000	(1,000)	—	—	—
Shares delivered to fund stock option exercise	(69,116)	—	—	—	—	—
Treasury stock purchased and retired	(300)	—	—	(1,000)	—	(1,000)
Net unrealized gain on corporate bonds and notes	—	—	—	—	110,000	110,000
Net Loss	—	—	—	(240,000)	—	(240,000)
Balance – March 31, 2019	23,782,761	$238,000	$65,294,000	$(8,558,000)	$29,000	$57,003,000
Stock-based compensation	—	—	127,000	—	—	127,000
Vesting of restricted stock units	11,250	—	—	—	—	—
Proceeds from exercise of stock options	65,150	—	107,000	—	—	107,000
Cashless exercise of stock options	859,849	9,000	(9,000)	—	—	—
Shares delivered to fund stock option exercises	(490,351)	(5,000)	5,000	—	—	—
Value of shares delivered to pay withholding taxes	—	—	—	(366,000)	—	(366,000)
Treasury stock purchased and retired	(139,848)	(1,000)	—	(332,000)	—	(333,000)
Net unrealized gain on corporate bonds and notes	—	—	—	—	53,000	53,000
Net loss	—	—	—	(208,000)	—	(208,000)
Balance – June 30, 2019	24,088,811	$241,000	$65,524,000	$(9,464,000)	$82,000	$56,383,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,921,000)	$(448,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of patents	144,000	141,000
Stock-based compensation	157,000	271,000
Loss from equity investment	498,000	149,000
Deferred tax benefit	—	(103,000)
Amortization of right of use asset, net	41,000	67,000
Unrealized (gain) on marketable securities	(1,000)	(45,000)

Changes in operating asset and liabilities:
Royalty receivables	215,000	(197,000)
Other current assets	48,000	54,000
Accounts payable	(384,000)	133,000
Operating lease obligations	(41,000)	(67,000)
Accrued expenses	(829,000)	(1,297,000)
NET CASH USED IN OPERATING ACTIVITIES	(2,073,000)	(1,342,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities	13,169,000	21,611,000
Purchases of marketable securities	(11,209,000)	(22,291,000)
Development of patents	(39,000)	(35,000)
Equity investment	—	(1,000,000)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,921,000	(1,715,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,211,000)	(1,191,000)
Value of shares delivered to fund withholding taxes	—	(366,000)
Repurchases of common stock, inclusive of commissions	(252,000)	(333,000)
Proceeds from exercise of options	—	107,000

NET CASH USED IN FINANCING ACTIVITIES:	(1,463,000)	(1,783,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,615,000)	(4,840,000)

CASH AND CASH EQUIVALENTS, beginning of period	22,587,000	23,763,000

CASH AND CASH EQUIVALENTS, end of period	$20,972,000	$18,923,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$—	$—

NON-CASH FINANCING ACTIVITY
Accrued dividend rights on restricted stock units	$19,000	$27,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS:

[1] BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of the management of Network-1 Technologies, Inc. (the “Company”), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company’s financial position as of June 30, 2020, and the results of its operations and comprehensive loss for the three and six month periods ended June 30, 2020 and June 30, 2019, changes in stockholders’ equity for the three and six month periods ended June 30, 2020 and June 30, 2019, and its cash flows for the six month periods ended June 30, 2020 and June 30, 2019. The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP may have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2020. The results of operations for the three months ended June 30, 2020 are not necessarily indicative of the results of operations to be expected for the full year.

The accompanying unaudited condensed consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, Mirror Worlds Technologies, LLC.

[2] BUSINESS

The Company is engaged in the development, licensing and protection of its intellectual property assets. The Company presently owns eighty-four (84) patents including (i) the remote power patent (the “Remote Power Patent”) covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) the Mirror Worlds patent portfolio (the “Mirror Worlds Patent Portfolio”) relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) the Cox patent portfolio (the “Cox Patent Portfolio”) relating to enabling technology for identifying media content on the Internet and taking further actions to be performed based on such identification; (iv) the M2M/IoT patent portfolio (the “M2M/IoT Patent Portfolio”) relating to, among other things, enabling technology for authenticating, provisioning and using embedded sim cards in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers; and (v) the QoS patents (the “QoS Patents”) covering systems and methods for the transmission of audio, video and data over computer and telephony networks in order to achieve high quality of service (QoS). The Company had been actively engaged in licensing its Remote Power Patent (U.S. Patent No. 6,218,930) which expired on March 7, 2020. As of the expiration date, the Company had entered into twenty-seven (27) license agreements with respect to its Remote Power Patent. The Company no longer receives licensing revenue for its Remote Power Patent that

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS (continued)

accrues for any period subsequent to the expiration date (March 7, 2020). Notwithstanding the expiration of the Remote Power Patent, the Company may still receive significant revenue from its Remote Power Patent for periods prior to March 7, 2020 if is successful on its appeal to the U.S. Court of Appeals for the Federal Circuit of the District Court’s order of non-infringement of the Remote Power Patent in its trial with Hewlett Packard (see below and Note I [1] and Note I [2] hereof). The Company has also entered into two license agreements with respect to its Mirror Worlds Patent Portfolio.

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

Consistent with the Company’s revenue recognition policy (see Note B[4] hereof), the Company did not record revenue for 2018, 2019 and for the three and six months ended June 30, 2020 from certain licensees, including Cisco, who notified the Company they would not pay the Company ongoing royalties as a result of the HP jury verdict. The Company disagrees with the position taken by such licensees and may pursue arbitration if it does not achieve a satisfactory resolution (see Notes I[1] and I[2] hereof).

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

The Company maintains cash deposits in high quality financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). Accounts at each institution are insured by the FDIC up to $250,000. At June 30, 2020, the Company maintained a cash balance of $19,122,000 in excess of the FDIC insured limit.

The Company considers all highly liquid short-term investments, including certificates of deposit and money market funds, that are purchased with an original maturity of three months or less to be cash equivalents.

[3]	Marketable Securities

The Company’s marketable securities are comprised of certificates of deposit with original maturity greater than three months from date of purchase, fixed income mutual funds, and corporate bonds and notes (see Note F). At June 30, 2020, included in marketable securities, the Company had aggregate certificates of deposit of $9,516,000 at financial institutions which were within the FDIC limit. The Company’s marketable securities are measured at fair value and are accounted for in accordance with ASU 2016-01. Unrealized holding gains and losses on certificates of deposit and fixed income mutual funds are recorded in net realized and unrealized gain (loss) from investments on the unaudited condensed consolidated statements of operations and comprehensive loss. Unrealized holding gains and losses, net of the related tax effect, on corporate bonds and notes are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the marketable securities.

[4]      Revenue Recognition

Under ASC 606, revenue is recognized when the Company completes the licensing of its intellectual property to its licensees, in an amount that reflects the consideration the Company expects to be entitled to in exchange for licensing its intellectual property.

Note B – Summary of Significant Accounting Policies (continued)

The Company determines revenue recognition through the following steps:

•	identification of the license agreement;
•	identification of the performance obligations in the license agreement;
•	determination of the consideration for the license;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when the Company satisfies its performance obligations.

Revenue disaggregated by source is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Fully-Paid - Licenses	$	―	$	―	$	―	$130,000	(1)
Royalty Bearing - Licenses		55,000		599,000		216,000	1,075,000
Total Revenue		$55,000		$599,000		$216,000	$1,205,000

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

[7]       Costs of Revenue

The Company includes in costs of revenue for the three and six months ended June 30, 2020 and 2019 contingent legal fees payable to patent litigation counsel (see Note G[1] hereof) and incentive bonus compensation payable to its Chairman and Chief Executive Officer (see Note H[1] hereof).

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

ASC 740-10, Accounting for Uncertainty in Income Taxes, defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company had no uncertain tax positions as of June 30, 2020 and 2019.

U.S. federal, state and local income tax returns prior to 2016 are not subject to examination by any applicable tax authorities, except that tax authorities could challenge returns (only under certain circumstances) for earlier years to the extent they generated loss carry-forwards that are available for those future years. In July 2018, the Internal Revenue Service notified the Company that it was examining its 2016 federal tax return. In March 2020, the Company was advised by the Internal Revenue Service that the examination was concluded with no change to the Company’s 2016 federal tax return.

In March 2020, the Company received notices of tax assessments for 2018 from the New York State Department of Taxation in the amounts of $638,745 and $57,784. After discussions with the New York State Department of Taxation and Finance, on May 6, 2020, the Company filed an amended 2018 tax return to provide additional information. On May 13, 2020, the Company was advised that the amended return was accepted and there was no tax with respect to the assessments due.

The personal holding company (“PHC”) rules under the Internal Revenue Code impose a 20% tax on a PHC’s undistributed personal holding company income (“PHC Income”), which means, in general, taxable income subject to certain adjustments. For a corporation to be classified as a PHC, it must satisfy two tests: (i) that more than 50% in value of its outstanding shares must be owned directly or indirectly by 5 or fewer individuals at any time during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the “Ownership Test”) and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the “Income Test”). During July 2020, based upon available shareholder ownership information, the Company may have satisfied the Ownership Test.  As a

Note B – Summary of Significant Accounting Policies (continued)

result, the Company has engaged tax counsel to further evaluate whether it has satisfied the Ownership Test and whether potential future income generated by the Company constitutes “royalties” within the meaning of the Income Test as well as other related PHC issues. If the Company satisfies the Ownership Test and achieves net income for the year ended December 31, 2020 (or for any subsequent year in which the Ownership Test is also satisfied) that is determined to satisfy the Income Test, the Company would constitute a PHC and for the year ended December 31, 2020 (and each subsequent year in which the Ownership Test is also satisfied), the Company would be subject to a 20% tax on the amount of any PHC Income that it does not distribute to its shareholders. While the Company has sustained a net loss of $1,921,000 for the six month period ended June 30, 2020, it is possible that the Company could achieve significant income for the year ended December 31, 2020 in the event of favorable outcomes of pending litigation and receipt of significant revenue including, but not limited to, its appeal to the U.S. Court of Appeals for the Federal Circuit of the District Court’s order of non-infringement in its trial with HP (see Note I[1] and Note I[2] hereof). If any such net income were achieved for the year ended December 31, 2020 and determined to be PHC Income, it would be subject to a 20% tax on the amount of any PHC Income the Company does not distribute to its shareholders.

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

If an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited. At June 30, 2020 and 2019, there was no impairment to the Company’s patents and equity investment.

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

[14]    New Accounting Standards

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

NOTE C – PATENTS

The Company’s intangible assets at June 30, 2020 include patents with estimated remaining economic useful lives ranging from 1.25 to 13.25 years. For all periods presented, all of the Company’s patents were subject to amortization. The gross carrying amounts and accumulated amortization related to acquired intangible assets as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
Gross carrying amount – patents	$7,835,000	$7,797,000
Accumulated amortization – patents	(6,121,000)	(5,978,000)
Patents, net	$1,714,000	$1,819,000

Amortization expense for the three months ended June 30, 2020 and June 30, 2019 was $72,000 and $87,000, respectively. Amortization expense for the six months ended June 30, 2020 and June 30, 2019, was $144,000 and $141,000 respectively. Future amortization of intangible assets, net is as follows:

Twelve Months Ended June 30,
2021	$293,000
2022	293,000
2023	293,000
2024	118,000
2025 and thereafter	717,000
Total	$1,714,000

The Company’s Remote Power Patent expired on March 7, 2020. All of the patents within the Company’s Mirror Worlds Patent Portfolio have expired. The expiration dates of the patents within the Cox Patent Portfolio range from September 2021 to November 2023. The expiration dates of patents within the Company’s M2M/IoT Patent Portfolio range from September 2033 to May 2034.

NOTE D – STOCK-BASED COMPENSATION

Restricted Stock Units

During the six months ended June 30, 2020, the Company issued 15,000 restricted stock units (“RSUs”) to each of its three non-management directors as an annual grant for 2020 for service on the Company’s Board of Directors. The RSUs vest in four equal quarterly installments of 3,750 shares of common stock on March 15, 2020, June 15, 2020, September 15, 2020 and December 15, 2020, subject to continued service on the Board of Directors.

During the six months ended June 30, 2019, the Company issued 15,000 RSUs to each of its three non-management directors as an annual grant for 2019 for service on the Company’s Board of Directors. The RSUs vested in four equal quarterly installments of 3,750 shares of common stock on March 15, 2019, June 15, 2019, September 15, 2019 and December 15, 2019.

NOTE D – STOCK-BASED COMPENSATION (CONTINUED)

A summary of restricted stock unit activity for the six months ended June 30, 2020 is as follows (each restricted stock unit issued by the Company represents the right to receive one share of the Company’s common stock):

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance of restricted stock units outstanding at December 31, 2019	340,000	$2.15
Grants of restricted stock units	45,000	2.30
Vested restricted stock units	(22,500)	2.30
Balance of unvested restricted stock units at June 30, 2020	362,500	$2.16

Restricted stock unit compensation expense was $85,000 and $127,000 for the three months ended June 30, 2020 and June 30, 2019, respectively. Restricted stock unit compensation expense was $157,000 and $271,000 for the six months ended June 30, 2020 and June 30, 2019, respectively.

The Company has an aggregate of $170,000 of unrecognized restricted stock unit compensation as of June 30, 2020 to be expensed over a weighted average period of 0.67 years.

All of the Company’s outstanding (unvested) restricted stock units have dividend equivalent rights. As of June 30, 2020, there was $100,000 accrued for dividend equivalent rights.  As of December 31, 2019, there was $90,000 accrued for dividend equivalent rights.

Stock Options

There were no stock option grants during the six months ended June 30, 2020 and June 30, 2019. The following table presents information relating to all stock options outstanding and exercisable at June 30, 2020:

Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Options Exercisable
500,000	$1.19	2.34	500,000

The Company had no recorded stock-based compensation related to stock option grants for the six months ended June 30, 2020 and June 30, 2019.

The Company had no unrecognized stock-based compensation cost as of June 30, 2020. The aggregate intrinsic value of stock options exercisable at June 30, 2020 was $490,000.

During the six months ended June 30, 2020, stock options to purchase an aggregate of 105,000 shares of the Company’s common stock, at an exercise price of $2.34 per share, were exercised on a net exercise (cashless) basis by three non-management directors of the Company. With respect to the aforementioned stock options, net shares of an aggregate of 4,707 shares were delivered to the non-management directors.

During the three months ended June 30, 2019, stock options to purchase an aggregate of 925,000 shares were exercised by executive officers of the Company and a consultant (750,000 shares at an exercise price of $0.83 per share by the Company’s Chairman and Chief Executive Officer, 50,000 shares at an exercise price of $1.65 per share by each of the Company’s Chief Financial Officer and Executive Vice President and 75,000 shares at an exercise price of $1.65 per share by a consultant). With respect to such options, options to purchase an aggregate of 859,849 shares

NOTE D – STOCK-BASED COMPENSATION (CONTINUED)

were exercised on a net exercise (cashless) basis by the Company’s Chairman and Chief Executive Officer (750,000 shares), the Company’s Executive Vice President (34,849 shares) and a consultant (75,000 shares) resulting in net shares (after delivery of shares for withholding taxes) of an aggregate of 328,111 issued to the Company’s Chairman and Chief Executive Officer, 27,713 net shares issued to the Company’s Executive Vice President and 28,824 net shares issued to the consultant.

NOTE E – LOSS PER SHARE

Basic loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options, warrants and restricted stock units. Potential shares of 862,500 and 1,132,500 at June 30, 2020 and June 30, 2019, respectively, consisted of options and restricted stock units.

Computations of basic and diluted weighted average common shares outstanding were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
Weighted-average common shares outstanding – basic	23,987,715	23,830,367	23,945,916	23,917,563
Dilutive effect of options, warrants and restricted stock units	—	—	—	—
Weighted-average common shares outstanding – diluted	23,987,715	23,830,367	23,945,916	23,917,563
Options and restricted stock units excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive	862,500	1,132,500	862,500	1,132,500

NOTE F – MARKETABLE SECURITIES

Marketable securities as of June 30, 2020 and December 31, 2019 were composed of:

	June 30, 2020
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$9,516,000	$56,000	$—	$9,572,000
Fixed income mutual funds	8,692,000	—	(64,000)	8,628,000
Corporate bonds and notes	5,492,000	88,000	(17,000)	5,563,000
Total marketable securities	$23,700,000	$144,000	$(81,000)	$23,763,000

	December 31, 2019
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$8,953,000	$6,000	$—	$8,959,000
Fixed income mutual funds	7,878,000	1,000	$—	7,879,000
Corporate bonds and notes	8,813,000	112,000	(33,000)	8,892,000
Total marketable securities	$25,644,000	$119,000	$(33,000)	$25,730,000

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

Dovel & Luner, LLP provides legal services to the Company with respect to its patent litigation filed in September 2011 against sixteen (16) data networking equipment manufacturers in the U.S. District Court for the Eastern District of Texas, Tyler (see Note I[1] hereof). The terms of the Company’s agreement with Dovel & Luner LLP essentially provide for legal fees on a full contingency basis ranging from 12.5% to 35% (with certain exceptions) of the net recovery (after deduction for expenses) depending on the stage of the preceding in which a result (settlement or judgment) is achieved. For the three months ended June 30, 2020 and June 30, 2019, the Company incurred aggregate contingent legal fees to Dovel & Luner, LLP with respect to the litigation of $18,000 and $136,000, respectively. For the six months ended June 30, 2020 and June 30, 2019, the Company incurred contingent legal fees to Dovel & Luner, LLP with respect to the litigation of $37,000 and $244,000, respectively. As of June 30, 2020 and for the year ended December 31, 2019, the Company included in accrued expenses aggregate contingent legal fees to Dovel & Luner, LLP with respect to the litigation of $36,000 and $485,000, respectively. The Company is responsible for a certain portion of the expenses incurred with respect to the litigation.

Dovel & Luner, LLP also provided legal services to the Company with respect to the litigation settled in July 2010 against Cisco and several other major data networking equipment manufacturers (see Note I[2] hereof). The terms of the Company’s agreement with Dovel & Luner, LLP with respect to this litigation provided for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of 24% (based on the settlement being achieved at the trial stage). With respect to royalty payments received from Cisco in accordance with the Company’s settlement and license agreement with Cisco, the Company has an obligation to pay Dovel & Luner, LLP (including local counsel) 24% of such royalties received. During the three and six months ended June 30, 2020 and June 30, 2019, the Company did not incur any contingent legal fees to Dovel & Luner, LLP with respect to the litigation.

NOTE G – COMMITMENTS AND CONTINGENCIES (CONTINUED)

[2]      Patent Acquisitions

In connection with the Company’s acquisition of its Cox Patent Portfolio, the Company is obligated to pay Dr. Cox 12.5% of the net proceeds (after deduction of expenses) generated by the Company from licensing, sale or enforcement of the patent portfolio.

As part of the acquisition of the Mirror Worlds Patent Portfolio, the Company also entered into an agreement with Recognition Interface, LLC (“Recognition”) pursuant to which Recognition received from the Company an interest in the net proceeds realized from the monetization of the Mirror Worlds Patent Portfolio, as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; and (iii) 20% of any portion of the net proceeds in excess of $250 million. Since entering into the agreement with Recognition in May 2013, the Company has paid Recognition an aggregate of $3,127,000 with respect to such net proceeds interest related to the Mirror Worlds Patent Portfolio. No such payments were made by the Company to Recognition during the three months ended June 30, 2020 and June 30, 2019.

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

[3]      Lease Agreements

The Company leases its principal office in New York City at a monthly base rate of approximately $3,900 which lease expired on May 31, 2020 and is currently occupied on a month-to-month basis. The Company also leases office space in New Canaan, Connecticut (which was to expire on September 30, 2019) at a base rent (inclusive of utilities) of $7,850 per month. The Connecticut lease was extended (in September 2019) through March 31, 2020 and thereafter on a month-to-month basis.

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

Activity related to the Company’s operating leases was as follows:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Operating lease expense	$8,000	$41,000
Cash paid for amounts included in the measurement of operating lease obligations	$8,000	$41,000

NOTE G – COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company’s operating lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate was determined based on information available for purposes of determining the present value of lease payments. The Company has used an incremental borrowing rate of 5.5% for all recognized operating lease right-of use assets as of December 31, 2019. ROU lease assets and related lease obligations for the Company’s operating leases were recorded in the unaudited condensed consolidated balance sheet as follows:

	As of	As of
	June 30, 2020	December 31, 2019
Operating lease right-of-use assets	$—	$41,000
Operating lease obligations – current	$—	$41,000
Total lease obligations	$—	$41,000

Weighted average remaining lease term (in months)	—	4 months
Weighted average discount rate	—	5.5%

As of June 30, 2020, there were no future lease payments included in the measurement of operating lease liabilities on the unaudited condensed consolidated balance sheet as all of the Company’s leases are now on a month-to-month basis. In accordance with ASC 842 and the Company’s policy, the Company does not recognize an operating lease right-of-use asset and associated lease obligation for leases with an initial term of less than 12 months.

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

NOTE H - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS (CONTINUED)

Under the terms of the Agreement, so long as the Chairman and Chief Executive Officer continues to serve as an executive officer of the Company, whether pursuant to the Agreement or otherwise, the Chairman and Chief Executive Officer shall also receive incentive compensation in an amount equal to 5% of the Company’s gross royalties or other payments from Licensing Activities (as defined) (without deduction of legal fees or any other expenses) with respect to its Remote Power Patent and a 10% net interest (gross royalties and other payments after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company’s royalties and other payments relating to Licensing Activities with respect to patents other than the Remote Power Patent (including the Mirror Worlds Patent Portfolio, Cox Patent Portfolio and M2M/IoT Patent Portfolio) (collectively, the “Incentive Compensation”).  During the three months ended June 30, 2020 and June 30, 2019, the Chairman and Chief Executive Officer earned Incentive Compensation of $2,000 and $30,000, respectively. During the six months ended June 30, 2020 and June 30, 2019, the Chairman and Chief Executive Officer earned incentive compensation $10,000 and $60,000, respectively.  At June 30, 2020 and December 31, 2019, $10,000 and $92,000 of such compensation were included in accrued expenses, respectively.

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

 NOTE H - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS (CONTINUED)

[2] The Company’s Chief Financial Officer serves on an at-will basis at an annual base salary of $175,000 (increased in June 2016 from $157,500) and is eligible to receive incentive or bonus compensation on an annual basis in the discretion of the Company’s Compensation Committee. In the event the Chief Financial Officer’s employment is terminated without “Good Cause” (as defined), he shall receive (i) (a) 6 months base salary or (b) 12 months base salary in the event of a termination without “Good Cause” within 6 months following a “Change of Control” of the Company (as defined) and (ii) accelerated vesting of all remaining unvested shares underlying his options or any other awards he may receive in the future.

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

[2] In accordance with the Settlement and License Agreement, dated May 25, 2011, between the Company and Cisco (the “Agreement”), Cisco became obligated to pay the Company royalties (which began in the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments per year of $9 million beginning in 2016 for the remaining term of the patent. The royalty payments from Cisco are subject to certain conditions including the continued validity of certain claims of the Remote Power Patent or a finding that a third party’s PoE products are found not to infringe the Remote

Note I – Legal Proceedings (continued)

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

Note I – Legal Proceedings (continued)

[5] On November 13, 2018, the Company filed a lawsuit against Dell, Inc. in the District Court, 241st Judicial District, Smith County, Texas, for breach of a settlement and license agreement, dated August 15, 2016, with the Company as a result of Dell’s failure to make royalty payments, and provide corresponding royalty reports, to the Company based on sales of Dell’s PoE products. The Company believes Dell is obligated to pay the Company all prior unpaid royalties that accrued prior to and after the date of the HP Jury Verdict (November 2017) as well as future royalties through the expiration of the Remote Power Patent in March 2020. On December 7, 2018, Dell filed its Answer and Counterclaim. Dell denied the claim asserted by the Company and asserted a counterclaim in excess of $1,000,000. On January 28, 2019, Dell brought a motion to stay the case as a result of the Company’s pending appeal of the District Court order overturning the HP Jury Verdict on non-infringement to the U.S. Court of Appeals for the Federal Circuit and HP’s appeal of the District Court’s order that the Remote Power Patent is valid as a matter of law. Dell’s motion to stay the litigation was denied by the Court on May 7, 2019. On December 19, 2019, the Company filed a motion for summary judgment. On March 25, 2020, the Court granted the Company’s motion for summary judgment on its breach of contract claim and denied Dell’s motion for summary judgment on its breach of contract claim. As a result of the summary judgment decision in favor of the Company, it is the Company’s position that Dell is now obligated to pay the Company all prior unpaid royalties that accrued prior to and after the HP jury verdict (November 13, 2017) through March 7, 2020 (see Note N[2] – Subsequent Events).

Note J – Equity Investment

On December 18, 2018, the Company agreed to make an investment of up to $5,000,000 in ILiAD Biotechnologies, LLC (“ILiAD”), a privately held development stage biotechnology company dedicated to the prevention of human disease caused by Bordetella pertussis with a current focus on its proprietary intranasal vaccine, BPZE1, for the prevention of pertussis (whooping cough). The investment by the Company was part of a financing of up to approximately $16,200,000 of Class C units of ILiAD. The Company made an initial investment of $2,500,000 at the initial closing in December 2018 which was followed by additional investments of $1,000,000 and $1,500,000 in May and August 2019, respectively, which were triggered by ILiAD’s receipt of an “allowed to proceed” notice from the FDA permitting ILiAD to advance to the phase 2b clinical study of its BPZE1 vaccine. In connection with its investment, the Company’s Chairman and Chief Executive Officer obtained a seat on ILiAD’s Board of Managers and receives the same compensation for service on the Board of Managers as other non-management Board members. The Company incurred approximately $41,000 of advisory and legal expenses in conjunction with its equity investment in ILiAD which have been capitalized as a component of the equity investment carrying value.

In April 2020, ILiAD advised its equity holders, including the Company, that it had received results from the Phase 2b study of BPZE1 which indicated excellent safety and colonization results. ILiAD further advised that it does not yet have final results for immunological data as certain aspects of laboratory assays (tests to measure antibodies) require further analysis. At June 30, 2020, the Company owned approximately 9.5% of the outstanding units of ILiAD on a non-fully diluted basis and 8.3% of the outstanding units on a fully diluted basis (after giving effect to the exercise of all outstanding options and warrants).

Note J – Equity Investment (continued)

The Company’s investment in ILiAD is accounted for as an equity method investment in accordance with ASC 323, Investments — Equity Method and Joint Ventures as the Company has the ability to exercise significant influence, but not control, over ILiAD. The Company’s investment in ILiAD is measured at cost minus impairment, if any, plus or minus the Company’s share of ILiAD’s income or loss. The Company’s proportionate share of the income or loss from its investment in ILiAD is recognized on a one-quarter lag. At March 31, 2020, the Company owned approximately 9.5% of the outstanding units of ILiAD on a non-fully diluted basis. For the three and six months ended June 30, 2020, the Company recorded a net loss from its equity investment in ILiAD totaling $205,000 and $498,000, respectively.

The difference between the Company’s share of equity in ILiAD’s net assets and the equity investment carrying value reported on the Company’s condensed consolidated balance sheet at June 30, 2020 is due to an excess amount paid over the book value of the investment totaling approximately $5,000,000 which is accounted for as equity method goodwill.

Note K – Stock Repurchases

On June 11, 2019, the Board of Directors authorized an extension and increase of the Company’s share repurchase program (the “Share Repurchase Program”) to repurchase up to $5,000,000 of common stock over the subsequent 24 month period (for a total authorization of approximately $22,000,000 since inception of the program in August 2011). The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion. The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors. The Share Repurchase Program may be increased, suspended or discontinued at any time. Since inception of the Share Repurchase Program through June 30, 2020, the Company has repurchased an aggregate of 8,605,659 shares of its common stock at an aggregate cost of $16,156,005 (exclusive of commissions) or an average per share price of $1.88. All such repurchased shares have been cancelled. During the three months ended June 30, 2020, the Company repurchased 43,589 shares of its common stock at an aggregate cost of $97,533 (exclusive of commissions) or an average per share price of $2.24. During the six months ended June 30, 2020, the Company repurchased 115,889 shares of its common stock at an aggregate cost of $249,158 (exclusive of commissions) or an average per share price of $2.15. At June 30, 2020, the dollar value of remaining shares that may be repurchased under the Share Repurchase Program was $4,196,100.

Note L – Concentrations

Revenue from the Company’s Remote Power Patent constituted 100% of the Company’s revenue for the three and six months ended June 30, 2020 and June 30, 2019. Revenue from one licensee constituted 100% of the Company’s revenue for the three months ended June 30, 2020. Revenue from four licensees constituted approximately 90% of the Company’s revenue for the six months ended June 30, 2020. Revenue from four licensees constituted approximately 86% of the Company’s revenue for the three months ended June 30, 2019 and revenue from four licensees constituted approximately 79% of the Company’s revenue for the six months ended June 30, 2019. At June 30, 2020, the Company receivables from two licensees constituted 100% of the royalties receivables. At December 31, 2019, royalty receivables from four licensees constituted in the aggregate approximately 90% of the Company’s royalty receivables.

 Note M – Dividend Policy

On June 9, 2020, the Board of Directors of the Company approved the continuation of the Company’s dividend policy which consists of semi-annual cash dividends of $0.05 per share ($0.10 per share annually) which are anticipated to be paid in March and September of each year. The Company’s dividend policy was previously contingent upon receipt of revenue from its Remote Power Patent through March 7, 2020 (the expiration of the patent). On February 15, 2020, the Company’s Board of Directors declared a semi-annual cash dividend of $0.05 per share with a payment date of March 31, 2020 to all common shareholders of record as of March 16, 2020. The Company’s dividend policy undergoes a periodic review by the Board of Directors and is subject to change at any time depending upon the Company’s earnings, financial requirements and other factors existing at the time.

Note N – Subsequent Events

[1] On July 14, 2020, our Chairman and Chief Executive Officer vested 125,000 shares of common stock pursuant to restricted stock units in accordance with his employment agreement (see Note H[1] hereof).

[2] On July 28, 2020, the Company agreed to settle its litigation against Dell, Inc. pending in the District Court, 241st Judicial District Smith County, Texas (see Note I[5] hereof). Under the terms of the settlement, Dell paid $4,150,000 to the Company on August 7, 2020 in full settlement of the litigation.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WHICH ARE STATEMENTS THAT INCLUDE INFORMATION BASED UPON BELIEF OF OUR MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION AVAILABLE TO MANAGEMENT. STATEMENTS CONTAINING TERMS SUCH AS “BELIEVES”, “EXPECTS”, “ANTICIPATES”, “INTENDS” OR SIMILAR WORDS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES (INCLUDING FUTURE PERFORMANCE, RESULTS AND TRENDS) COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED ON PAGES 15-26 OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2019 FILED WITH THE SEC ON MARCH 20, 2020, PAGE 36 OF OUR QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2020 FILED WITH THE SEC ON MAY 19, 2020 AND THIS QUARTERLY REPORT ON FORM 10-Q.

OVERVIEW

Our principal business is the development, licensing and protection of our intellectual property assets. We presently own eighty-four (84) patents including: (i) our remote power patent (“Remote Power Patent”) covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) our Mirror Worlds patent portfolio (the “Mirror Worlds Patent Portfolio”) relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) our Cox patent portfolio (the “Cox Patent Portfolio”) relating to enabling technology for identifying media content on the Internet and taking further action to be performed after on such identification; (iv) our M2M/IoT patent portfolio (the “M2M/IoT Patent Portfolio”) relating to, among other things, enabling technology for authenticating, provisioning and using embedded sim cards in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers; and (v) our QoS patents (the “QoS Patents”) covering systems and methods for the transmission of audio, video and data in order to achieve high quality of service (QoS) over computer and telephony networks. In addition, we continually review opportunities to acquire or license additional intellectual property as well as other strategic alternatives.

We had been actively engaged in the licensing of our Remote Power Patent (U.S. Patent No. 6,218,930) which generated licensing revenue in excess of $147,000,000 from May 2007 through March 7, 2020 (the expiration date of our Remote Power Patent. As of the expiration date, we had twenty-seven (27) license agreements with respect to our Remote Power Patent which, among others, include license agreements with Cisco, Dell Inc., Extreme Networks, Inc., Netgear, Inc., Microsemi Corporation, Motorola Solutions, Inc., NEC Corporation, Samsung Electronics Co., Ltd, Huawei Technologies Co., Ltd., ShoreTel, Inc., Juniper Networks, Inc., Polycom, Inc. and Avaya, Inc. As a result of the expiration of the Remote Power Patent, we no longer receive licensing revenue for our Remote Power Patent that accrues for any period subsequent to the expiration date. Depending upon the outcome of our appeal to the U.S. Court of Appeals for the Federal Circuit of the District Court order of non-infringement of our Remote Power Patent in our trial with Hewlett Packard, we may receive significant royalty payments from other licensees for periods prior to March 7, 2020 (see below and Note I[1] and Note I[2] hereof). We have also entered into license agreements with Apple Inc. and Microsoft Corporation with respect to our Mirror Worlds Patent Portfolio.

Our current strategy includes continuing our licensing efforts with respect to our Cox Patent Portfolio and Mirror Worlds Patent Portfolio as well as further developing our M2M Patent Portfolio (currently 29 issued patents) to position it for future licensing efforts. Our strategy includes working with inventors and patent owners to assist in the development and monetization of their patented technologies. We may also enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.

Our patent acquisition and development strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as we have achieved with respect to our Remote Power Patent and Mirror Worlds Patent Portfolio. Since our acquisition of Mirror Worlds Patent Portfolio in May 2013, we have received licensing and other revenue from the portfolio of $47,150,000 through June 30, 2020.

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

Consistent with our prior view, the District Court decision in August 2018 overturning the HP jury verdict on invalidity confirmed our belief that Dell, Inc. (“Dell”) is obligated to pay to us all prior unpaid royalties, including those that accrued after the date of the HP jury verdict (November 13, 2017), as well as future royalties through the expiration of the Remote Power Patent in March 2020. Dell did make payment of such accrued royalties due to us and on November 13, 2018 we commenced legal action against Dell. On March 25, 2020, the Court granted our motion for summary judgment against Dell on our breach of contract claim. On July 28, 2020, we reached a settlement with Dell pursuant to which Dell paid us $4,150,000 on August 7, 2020.

We have been dependent upon our Remote Power Patent for a significant amount of our revenue including our recurring revenue (mostly paid on a quarterly basis). As a result of expiration of the Remote Power Patent on March 7, 2020, we only received revenue of $55,000 from one licensee for the three months ended June 30, 2020 and $216,000 of revenue for the six months ended June 30, 2020. Our revenue of $55,000 for the three months ended June 30, 2020 was related to receipt of an amended royalty report for the first quarter of 2020 from a licensee of our Remote Power Patent. Notwithstanding the expiration of our Remote Power Patent, we may still receive significant licensing revenue from our Remote Power Patent for periods prior to March 7, 2020 if we are successful on our appeal to the U.S. Court of Appeals for the Federal Circuit of the District Court’s order of non-infringement in our trial with Hewlett Packard. Certain of our licensees for our Remote Power Patent including Cisco, our largest licensee, stopped paying us royalties pursuant to licenses for our Remote Power Patent following the HP jury verdict (November 2017). Since significant revenue from our Remote Power Patent licensees (including Cisco) for the period beginning in the fourth quarter of 2017 through March 7, 2020 remains uncertain pending the outcome of the appeal to the Federal Circuit of the District Court order of non-infringement in our trial with Hewlett Packard, our ability to achieve licensing revenue in the future may be dependent upon the outcome of litigation involving our Cox Patent Portfolio, Mirror Worlds Patent Portfolio and our ability to monetize our M2M/IoT Patent Portfolio or new patents to be acquired in the future. Accordingly, our future revenue is uncertain.

At June 30, 2020, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $44,735,000 and working capital of $44,589,000. Based on our current cash position, we believe that we will have sufficient cash to fund our operations for the foreseeable future. Based on our cash position, we continually review opportunities to acquire additional intellectual property as well as evaluate other strategic opportunities.

As to the impact of the global COVID-19 pandemic on us, COVID-19 is currently causing some delays in the courts including the scheduling of trial dates, which could adversely affect the timing of our consummation of future license agreements (see Item 1A. Risk Factors in this Quarterly Report on Form 10-Q).

We currently have pending patent infringement litigations involving Remote Power Patent and certain patents within our Cox Patent Portfolio and Mirror Worlds Patent Portfolio (see “Legal Proceedings” at pages 36-37 hereof).

The Company may be deemed a personal holding company for 2020 (and possibly in subsequent years). If this is the case, the Company would be subject to a 20% tax on the amount of any PHC Income that it does not distribute to its shareholders (see Note B[8] and Item 1A. Risk Factors of this Quarterly Report).

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

On June 9, 2020, our Board of Directors approved the continuation of our dividend policy consisting of semi-annual cash dividends of $0.05 per share ($0.10 per share annually) which are anticipated to be paid in March and September of each year. The Company’s dividend policy undergoes a periodic review by the Board of Directors and is subject to change at any time depending upon the Company’s financial requirements, earnings and other factors existing at the time.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Revenue. We had revenue of $55,000 for the three months ended June 30, 2020 as compared to revenue of $599,000 for the three months ended June 30, 2019 due to the expiration of our Remote Power Patent in March 2020 resulting in no licensing revenue from such patent that accrues for any period subsequent to the expiration date. Revenue of $55,000 for the three months ended June 30, 2020 related to receipt of an amended royalty report for the first quarter of 2020 from a licensee of our Remote Power Patent.

Operating Expenses. Operating expenses for the three months ended June 30, 2020 were $760,000 as compared to $1,115,000 for the three months ended June 30, 2019. We had costs of revenue of $20,000 and $175,000 for the three months ended June 30, 2020 and 2019, respectively. Included in the costs of revenue for the three months ended June 30, 2020 were contingent legal fees and expenses of $18,000 and $2,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note H to our unaudited condensed consolidated financial statements included in this Quarterly Report). Included in the costs of revenue for the three months ended June 30, 2019 were contingent legal fees and expenses of $145,000 and $30,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.

General and administrative expenses were $459,000 for the three months ended June 30, 2020 as compared to $488,000 for the three months ended June 30, 2019. Amortization of patents was $72,000 for three months ended June 30, 2020 as compared to $87,000 for the three months ended June 30, 2019. Stock-based compensation expense related to the issuance of restricted stock units was $85,000 for the three months ended June 30, 2020 as compared to $127,000 for the three months ended June 30, 2019. Professional fees and related costs were $124,000 for the three months ended June 30, 2020 as compared to $238,000 for the three months ended June 30, 2019 primarily as a result of decreased costs related to our pending patent litigations.

Operating Loss. We had an operating loss of $705,000 for the three months ended June 30, 2020 compared with operating loss of $516,000 for the three months ended June 30, 2019. The increased operating loss of $189,000 for the three months ended June 30, 2020 was primarily due to revenue of $55,000 for the three months ended June 30, 2020 as a result of expiration of our Remote Power Patent as compared to revenue of $599,000 for the three months ended June 30, 2019.

Interest and Dividend Income. Interest and dividend income for the three months ended June 30, 2020 was $120,000 as compared to $301,000 for the three months ended June 30, 2019 primarily as a result of lower interest rates on short-term fixed income investments and the sale of marketable securities.

Income Taxes (Benefit). We had no deferred tax for federal, state and local income taxes as a result of a full allowance for the deferred tax asset and no current tax benefit for federal, state and local taxes for the three months ended June 30, 2020. For the three months ended June 30, 2019, we had a deferred tax benefit for federal state and local income taxes of $(38,000).

Share of Net Losses of Equity Method Investee. We incurred a net loss of $205,000 during the three month period ended June 30, 2020 related to our equity share in ILiAD Biotechnologies as compared to a net loss of $53,000 for the three months ended June 30, 2019 (see Note J to our condensed consolidated financial statements included in the Quarterly Report).

Net Loss. As a result of the foregoing, we realized a net loss of $584,000 or $(0.02) per share basic and diluted for the three months ended June 30, 2020 compared with a net loss of $208,000 or $(0.01) per share basic and diluted for the three months ended June 30, 2019. The increased net loss of $376,000 for the three months ended June 30, 2020 was primarily due to decreased revenue of $544,000 for the three months ended June 30, 2020 as a result of expiration of our Remote Power Patent, decreased interest and dividend income of $181,000 and an increased loss on our share of net losses of our equity investment of $152,000.

 Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Revenue. We had revenue of $216,000 for the six months ended June 30, 2020 as compared to revenue of $1,205,000 for the six months ended June 30, 2019. The decrease in revenue of $989,000 for the six months ended June 30, 2020 was primarily due to the expiration of our Remote Power Patent in March 2020 resulting in no licensing revenue from such patent that accrues for any period subsequent to the expiration date.

Operating Expenses. Operating expenses for the six months ended June 30, 2020 were $1,821,000 as compared to $2,254,000 for the six months ended June 30, 2019. We had costs of revenue of $52,000 and $321,000 for the six months ended June 30, 2020 and 2019, respectively. Included in the costs of revenue for the six months ended June 30, 2020 were contingent legal fees and expenses of $42,000 and $10,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note H to our unaudited condensed consolidated financial statements included in this Quarterly Report). Included in the costs of revenue for the six months ended June 30, 2019 were contingent legal fees and expenses of $261,000 and $60,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.

General and administrative expenses were $945,000 for the six months ended June 30, 2020 as compared to $976,000 for the six months ended June 30, 2019. Amortization of patents was $144,000 for six months ended June 30, 2020 as compared to $141,000 for the six months ended June 30, 2020.  Stock-based compensation expense related to the issuance of restricted stock units was $157,000 for the six months ended June 30, 2020 as compared to $271,000 for the six months ended June 30, 2019. Professional fees and related costs were $523,000 for the six months ended June 30, 2020 as compared to $545,000 for the six months ended June 30, 2019.

Operating Loss. We had an operating loss of $1,605,000 for the six months ended June 30, 2020 compared with operating loss of $1,049,000 for the six months ended June 30, 2019. The increased operating loss of $556,000 for the six months ended June 30, 2020 was primarily due to a decline in revenue of $989,000 for the six months ended June 30, 2020 as a result of expiration of our Remote Power Patent.

Interest and Dividend Income. Interest and dividend income for the six months ended June 30, 2020 was $298,000 as compared to interest and dividend income of $602,000 for the six months ended June 30, 2019 primarily as a result of lower interest rates on short-term fixed income investments and the sale of marketable securities.

Income Taxes (Benefit). We had no deferred tax for federal, state and local income taxes as a result of a full allowance for the deferred tax asset and no current tax benefit for federal, state and local taxes for the six months ended June 30, 2020. For the six months ended June 30, 2019, we had a deferred tax benefit for federal state and local income taxes of $(103,000).

Share of Net Losses of Equity Method Investee. We incurred a net loss of $498,000 during the six month period ended June 30, 2020 related to our equity share in ILiAD Biotechnologies as compared to a net loss of $149,000 for the six months ended June 30, 2019 (see Note J to our condensed consolidated financial statements included in this Quarterly Report).

Net Loss. As a result of the foregoing, we realized a net loss of $1,921,000 or $(0.08) per share basic and diluted for the six months ended June 30, 2020 compared with a net loss of $448,000 or $(0.02) per share basic and diluted for the six months ended June 30, 2019. The increased net loss of $1,473,000 for the six months ended June 30, 2020 was primarily due to decreased revenue of $989,000 for the six months ended June 30, 2020 as a result of expiration of our Remote Power Patent in March 2020, decreased interest and dividend income of $304,000 and an increase loss on our share of net loss on our equity investment of $349,000.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from revenue from licensing our patents. At June 30, 2020, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $44,735,000 and working capital of $44,589,000. Based on our current cash position, we believe that we will have sufficient cash to fund our operations for the foreseeable future.

Working capital decreased by $2,600,000 at June 30, 2020 to $44,589,000 as compared to working capital of $47,189,000 at December 31, 2019. The decrease in working capital of $2,600,000 for the six months ended June 30, 2020 was primarily due to decreases in cash and cash equivalents of $1,615,000 and marketable securities of $1,967,000 offset by a decrease of current liabilities of $1,245,000 including decreases in accounts payable of $384,000, accrued contingency fees and related costs of $447,000 and accrued payroll of $318,000.

Net cash used in operating activities for the six months ended June 30, 2020 increased by $731,000 from $(1,342,000) for the six months ended June 30, 2019 to $(2,073,000) for the six months ended June 30, 2020.

Net cash provided by investing activities during the six months ended June 30, 2020 was $1,921,000 as compared to $(1,715,000) primarily as a result of the differential of purchases and sales of marketable securities and our equity investment of $1,000,000 for the six months ended June 30, 2019.

Net cash used in financing activities for the six months ended June 30, 2020 and 2019 was $(1,463,000) and $(1,783,000), respectively. The change of $320,000 primarily resulted from $366,000 of value of shares delivered to fund withholding taxes for the six months ended June 30, 2019 as compared to -0- for the six months ended June 30, 2020.

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

(b) Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dell Litigation

On November 13, 2018, we filed a lawsuit against Dell, Inc. in the District Court, 241st Judicial District, Smith County, Texas, for breach of a settlement and license agreement, dated August 15, 2016, with us as a result of Dell’s failure to make royalty payments, and provide corresponding royalty reports, to us based on sales of Dell’s PoE products. We believe Dell is obligated to pay us all prior unpaid royalties that accrued prior to and after the date of the HP Jury Verdict (November 2017) as well as future royalties through the expiration of the Remote Power Patent in March 7, 2020. On December 7, 2018, Dell filed its Answer and Counterclaim. Dell denied the claim asserted by us and asserted a counterclaim in excess of $1,000,000. On January 28, 2019, Dell brought a motion to stay the case as a result of our pending appeal of the District Court order overturning the HP Jury Verdict on non-infringement to the U.S. Court of Appeals for the Federal Circuit and HP’s appeal of the District Court’s order that the Remote Power Patent is valid as a matter of law. Dell’s motion to stay was denied by the Court on May 7, 2019. On December 19, 2019, we filed a motion for summary judgment on our breach of contract claim. On March 25, 2020, the Court granted summary judgment in our favor and denied Dell’s motion for summary judgment. On July 28, 2020, we reached a settlement with Dell. On August 7, 2020, under the terms of the settlement, Dell paid us $4,150,000 in full settlement of the litigation.

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

ITEM 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and trading price of our common stock. In addition to the risks described below and elsewhere in this Quarterly Report, our Annual Report on Form 10-K for the year ended December 31, 2019 (pages 16-27) filed with the Securities and Exchange Commission on March 20, 2020 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 (page 36) filed with the Securities and Exchange Commission on May 19, 2020 include a discussion of our risk factors and should be carefully considered by investors.

We could be classified as a Personal Holding Company resulting in a 20% tax on our PHC Income that we do not distribute to our shareholders

The personal holding company (“PHC”) rules under the Internal Revenue Code impose a 20% tax on a PHC's undistributed personal holding company income (“PHC Income” which means, in general, taxable income subject to certain adjustments). For a corporation to be classified as a PHC, it must satisfy two tests (i) that more than 50% in value of its outstanding shares must be owned directly or indirectly by 5 or fewer individuals at any time during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the “Ownership Test”) and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the “Income Test”). During July 2020, based upon available shareholder ownership information, we may have satisfied the Ownership Test. As a result, we have engaged tax counsel to further evaluate whether we have satisfied the Ownership Test and whether potential future income generated by us constitutes “royalties” within the meaning of the Income Test as well as other related PHC issues. If we satisfy the Ownership Test and achieve net income for the year ended December 31, 2020 (or for any subsequent year in which the Ownership Test is also satisfied) that is determined to satisfy the Income Test, we would constitute a PHC and for the year ended December 31, 2020 (and each subsequent year in which the Ownership Test is also satisfied) we would be subject to a 20% tax on the amount of any PHC Income that we do not distribute to our shareholders. While we have sustained a net loss of $1,921,000 for the six month period ended June 30, 2020, it is possible that we could achieve significant net income for the year ended December 31, 2020 in the event of favorable outcomes of pending litigation and receipt of significant revenue including, but not limited to, our appeal to the U.S. Court of Appeals for the Federal Circuit of the District Court’s order of non-infringement in its trial with Hewlett Packard (see Note I [1] and Note I [2] hereof). If any such net income were achieved for the year ended December 31, 2020 and determined to be PHC Income, it would be subject to a 20% tax on the amount of any PHC Income that we do not distribute to our shareholders.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Issuances of Unregistered Securities

There were no such issuances during the three months ended June 30, 2020.

Stock Repurchases

On August 22, 2011, we established a share repurchase program (“Share Repurchase Program”). On June 11, 2019, our Board of Directors authorized an extension and increase of the Share Repurchase Program to repurchase up to $5,000,000 of shares of our common stock over the subsequent 24 month period (for a total authorization of approximately $22,000,000 since inception of the program). The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in our discretion. The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors. The Share Repurchase Program may be increased, suspended or discontinued at any time. Since inception of the Share Repurchase Program in August 2011 through June 30, 2020, we have repurchased an aggregate of 8,605,659 shares of our common stock at an aggregate cost of $16,156,005 (exclusive of commissions) or an average per share price of $1.88. During the three months ended June 30, 2020, we repurchased 43,589 shares of our common stock at an aggregate cost of $97,533 (exclusive of commissions) or an average per share price of $2.24. At June 30, 2020, the remaining dollar value of shares that may be repurchased under the Share Repurchase Program was $4,196,100.

During the months of April, May and June 2020, we purchased common stock pursuant to our Share Repurchase Program as indicated below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2020	30,402	$2.24	30,402	$4,225,638
May 1 to May 31, 2020	13,187	$2.24	13,187	$4,196,100
June 1 to June 30, 2020	—	—	—	$4,196,100
Total	43,589	$2.24	43,589

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

NETWORK-1 TECHNOLOGIES, INC.

Date: August 12, 2020	By:	/s/ Corey M. Horowitz
Corey M. Horowitz Chairman and Chief Executive Officer

Date: August 12, 2020	By:	/s/ David C. Kahn
David C. Kahn Chief Financial Officer