Form 10-K
period 2020-12-31
NETWORK 1 TECHNOLOGIES INC
filed 2021-03-31
CIK 1065078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission File Number:   1-15288

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of June 30, 2020 was $30,716,475.90.  Shares of voting stock held by each officer and director and by each person, who as of June 30, 2020, may be deemed to have beneficially owned more than 10% of the voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

The number of shares outstanding of Registrant's common stock as of March 25, 2021 was 24,117,129.

NETWORK-1 TECHNOLOGIES, INC.

2020 FORM 10-K

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

ITEM 1. BUSINESS

Overview

Our principal business is the development, licensing and protection of our intellectual property assets. We presently own eighty-four (84) patents including (i) our remote power patent (“Remote Power Patent”) covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) our Mirror Worlds patent portfolio (the “Mirror Worlds Patent Portfolio”) relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) our Cox patent portfolio (the “Cox Patent Portfolio”) relating to enabling technology for identifying media content on the Internet and taking further actions to be performed after such identification; and (iv) our M2M/IoT patent portfolio (the “M2M/IoT Patent Portfolio”) relating to, among other things, enabling technology for authenticating, provisioning and using embedded sim cards in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones tablets and computers. In addition, we continually review opportunities to acquire or license additional intellectual property.

Until March 7, 2020, when the Remote Power Patent expired, we had been actively engaged in the licensing of our Remote Power Patent (U.S. Patent No. 6,218,930) which generated licensing revenue in excess of $151,000,000 from May 2007 through December 31, 2020. As of March 7, 2020 (the expiration of our Remote Power Patent), we had twenty-seven (27) license agreements with respect to our Remote Power Patent which, among others, included license agreements with Cisco Systems, Inc. (“Cisco”), Dell Inc., Extreme Networks, Inc., NETGEAR, Inc. (“Netgear”), Microsemi Corporation, Motorola Solutions, Inc., NEC Corporation, Samsung Electronics Co., Ltd, Huawei Technologies Co., Ltd., ShoreTel, Inc., Juniper Networks, Inc., Polycom, Inc. and Avaya, Inc. As a result of the expiration of our Remote Power Patent, we no longer receive licensing revenue for our Remote Power Patent for any period subsequent to the expiration date (March 7, 2020). As a result of the decision on September 24, 2020 of the U.S. Court of Appeals for the Federal Circuit to overturn the District Court’s judgment of non-infringement that resulted from our trial with Hewlett-Packard involving our Remote Power Patent, we believed that Cisco, the largest licensee of our Remote Power Patent, was obligated to pay us significant royalties that accrued but were not paid beginning in the fourth quarter of 2017 through the expiration of our Remote Power Patent. On March 30, 2021, we entered into an amendment (the “Amendment”) to the Settlement and License Agreement, dated March 25, 2011, between us and Cisco (the “Agreement”). Pursuant to the Amendment, Cisco agreed to pay $18,691,890 to us to resolve a dispute relating to Cisco’s contractual obligation to pay us royalties under the Agreement for the period beginning in the fourth quarter of 2017 through March 7, 2020 (when the Remote Power Patent expired) with respect to licensing the Remote Power Patent (see Note O[5] to our consolidated financial statements included in this Annual Report).  We also believe that Netgear, another licensee of our Remote Power Patent, is obligated to pay us royalties that accrued but were not paid during the same period.  We have commenced litigation against Netgear (see Note K[6] to our consolidated financial statements included in this Annual Report). In addition, we may receive additional revenue related to our Remote Power Patent depending upon the outcome of our new trial with Hewlett-Packard as a result of the Federal Circuit decision in September 2020 (see Note K[1] and Note K[3] to our consolidated financial statements included in this Annual Report).

Consistent with our revenue recognition policy (see Note B[5] of the consolidated financial statements included herein), we did not record revenue beginning in the fourth quarter of 2017 through March 7, 2020 (the expiration of the Remote Power Patent) from Cisco and Netgear, who had notified us they would not pay us ongoing royalties as a result of the jury verdict of non-infringement in our trial with Hewlett-Packard.

We have also entered into license agreements with Apple Inc. and Microsoft Corporation with respect to our Mirror Worlds Patent Portfolio (see “Business–Licensing–Mirror Worlds Patent Portfolio”). Since acquisition of Mirror Worlds Patent Portfolio in May 2013, we have received licensing and other revenue from the Mirror Worlds Patent Portfolio of $47,150,000 through December 31, 2020.

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

In addition to litigation involving our Remote Power Patent, we also have pending litigation involving our assertion of infringement claims concerning certain patents within our Cox Patent Portfolio and Mirror Worlds Patent Portfolio (see “Legal Proceedings” at pages 23-25 of this Annual Report).

At December 31, 2020, we had cash and cash equivalents and marketable securities of $44,871,000 and working capital of $42,959,000. Based on our current cash position, we believe that we will have sufficient cash to fund our operations for the foreseeable future. Based on our cash position, we continually review opportunities to acquire additional intellectual property as well as evaluate other strategic alternatives.

To date, we have invested $6,000,000 in ILiAD Biotechnologies, LLC, a clinical stage biotechnology company with an exclusive license to fifty-one (51) patents (see “Investment in ILiAD Biotechnologies” at page 12 of this Annual Report).

Our Patents

Our intellectual property currently consists of eighty-four (84) patents as follows:

Remote Power Patent

Our Remote Power Patent (U.S. Patent No. 6,218,930) covers the delivery of power over Ethernet cables for the purpose of remotely powering network devices such as wireless access ports, IP phones and network based cameras. Our Remote Power Patent expired on March 7, 2020. We had twenty-seven (27) license agreements with respect to our Remote Power Patent which, among others, include license agreements with Cisco, Dell Inc., Extreme Networks, Inc., Netgear, Inc., Microsemi Corporation, Motorola Solutions, Inc., NEC Corporation, Samsung Electronics Co., Ltd, Huawei Technologies Co., Ltd, ShoreTel, Inc., Juniper Networks, Inc., Polycom, Inc. and Avaya, Inc. As a result of the Federal Circuit’s decision on September 24, 2020 to overturn the District Court’s judgment of non-infringement involving our Remote Power Patent, we will have a new trial and further proceedings with Hewlett-Packard (see “Legal Proceedings at pages 23-25 hereof).

Cox Patent Portfolio

Our Cox Patent Portfolio relates to identification of media content on the Internet and taking further action to be performed after such identification. The expiration dates of our thirty-nine (39) issued patents currently within the Cox Patent Portfolio range from September 2021 to November 2023. During the year ended December 31, 2020, we were issued six new patents for this portfolio. We have pending litigation against Google Inc. and YouTube, LLC involving assertion of certain patents within our Cox Patent Portfolio (see “Legal Proceedings” at pages 23-25 hereof).

Mirror Worlds Patent Portfolio

Our Mirror Worlds Patent Portfolio acquired in May 2013 covers foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system. All of our patents within our Mirror Worlds Patent Portfolio expired including U.S. Patent No. 6,006,227 (the “'227 Patent”) and U.S. Patent No. 8,255,439 which are currently being asserted in our litigation against Facebook, Inc. (see “Legal Proceedings” at pages 23-25 hereof). Our '227 Patent was previously asserted in litigations against Apple Inc. and Microsoft Corporation which were settled (see “Business-Licensing-Mirror Worlds Patent Portfolio” at page 10 hereof.)

M2M/IoT Patent Portfolio

Our M2M/IoT Patent Portfolio acquired in December 2017 relates to, among other things, enabling technology for authenticating, provisioning and using embedded SIM cards in next generation IoT, Machine-to-Machine and other mobile devices including smartphones, tablets and computers. The expiration dates of the twenty-nine (29) issued patents currently within our M2M/IoT Patent Portfolio range from September 2033 to May 2036. In addition, we have five pending U.S. patent applications and seven pending foreign patent applications relating to this portfolio. During the year ended December 31, 2020, we were issued six new patents for this portfolio.

Our future success is largely dependent upon our ability to protect our intellectual property assets, including (i) achieving success in our new trial and further proceedings with Hewlett-Packard relating to our Remote Power Patent and (ii) monetization of our other patent portfolios including our Cox, Mirror Worlds and M2M/IoT patent portfolios as well as our ability to acquire additional intellectual property assets or enter into strategic relationships with third parties to develop, license or otherwise monetize their intellectual property. The complexity of patent law and the inherent risk and uncertainty of litigation create risks that our efforts to protect our intellectual property assets, or those of our strategic partners, may not be successful. We may not be able to uphold our intellectual property assets or that third parties will not invalidate our other intellectual property assets. In addition, we may not be able to (i) acquire additional intellectual property assets or successfully license such assets or (ii) successfully enter into strategic relationships with third parties to license or otherwise monetize their intellectual property. Furthermore, our investment in ILiAD Biotechnologies, a development stage company, involves significant risk (see “Risk Factors” at pages 13-22 of this Annual Report).

Overview of Our Patents

Remote Power Patent

Our Remote Power Patent (U.S. Patent No. 6,218,930) relates to several technologies which describe a methodology for controlling the delivery of power to certain devices over an Ethernet network.

The Institute of Electrical and Electronic Engineers (IEEE) is a non-profit, technical professional association. The Standards Association of the IEEE is responsible for the creation of global industry standards for a broad range of technology industries. In 2000, at the urging of several industry vendors, the IEEE formed a task force to facilitate the adoption of a standardized methodology for the delivery of remote power over Ethernet networks which would ensure interoperability among vendors of switches and terminal devices. On June 13, 2003, the IEEE Standards Association approved the 802.3af Power over Ethernet standard (the “Standard”), which covers technologies deployed in delivering power over Ethernet networks. The Standard provides for the Power Sourcing Equipment (PSE) to be deployed in switches or as standalone midspan hubs to provide power to remote devices such as wireless access points, IP phones and network-based cameras. The technology is commonly referred to as Power over Ethernet (“PoE”). In 2009, the IEEE Standards Association approved 802.3at, a new PoE standard which, among other things, increased the available power for delivery over Ethernet networks. We believe that our Remote Power Patent covers several of the key technologies covered by both the 802.3af and 802.3at standards.

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

Cox Patent Portfolio - Patents Related to Identification of Media Content on the Internet

On February 28, 2013, we acquired four patents (as well as a pending patent application) from Dr. Ingemar Cox pertaining to enabling technology for identifying media content on the Internet (the “Cox Patent Portfolio”). We are obligated to pay Dr. Cox 12.5% of the net proceeds generated by us from licensing, sale or enforcement of the Cox Patent Portfolio. Dr. Cox provides consulting services to us with respect to the Cox Patent Portfolio and assists our efforts to develop the patent portfolio.

The Cox Patent Portfolio currently consists of thirty-nine (39) patents, relating to enabling technology for identifying media content on the Internet, such as audio and video, and taking further actions to be performed based on such identification. The patents within our Cox Patent Portfolio are based on a patent application filed in 2000 and have patent terms extending into 2023. Since the acquisition of the Cox Patent Portfolio in February 2013, we have been issued thirty-four (34) additional patents relating to this portfolio. The claims in these thirty-four (34) additional patents are generally directed towards systems of content identification and performing actions following therefrom.

Dr. Cox is currently a Professor at the University of Copenhagen and University College London where he is head of its Media Futures Group. Dr. Cox was formerly a member of the Technical Staff at AT&T Bell Labs and a Fellow at NEC Research Institute. He is a Fellow of the ACM, IEEE, the IET (formerly lEE), and the British Computer Society and is a member of the UK Computing Research Committee. In 2019, Dr. Cox was the recipient of the Tony Kent Strix Award in recognition of his contribution to the field of information retrieval. He was founding co-editor in chief of the lEE Proc. on Information Security and was an associate editor of the IEEE Trans. on Information Forensics and Security. He is co-author of a book entitled “Digital Watermarking” and its second edition “Digital Watermarking and Steganography”. He is an inventor or co-inventor of over seventy (70) U.S. Patents.

Mirror Worlds Patent Portfolio - Patents Covering Document Stream Operating Systems

On May 21, 2013, Mirror Worlds Technologies, LLC, our wholly-owned subsidiary, acquired all of the patents previously owned by Mirror Worlds, LLC (which subsequently changed its name to Looking Glass LLC), consisting of nine issued U.S. patents and five pending applications (one of which was issued in November 2013) covering foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system.

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

As part of the acquisition of the Mirror Worlds Patent Portfolio, we also entered into an agreement with Recognition Interface, LLC (“Recognition”), an entity that financed the commercialization of the Mirror Worlds patent portfolio prior to its sale to Mirror Worlds, LLC and also retained an interest in the licensing proceeds of the Mirror Worlds patent portfolio. Pursuant to the terms of the agreement with us, Recognition received from us an interest in the net proceeds realized from our monetization of the Mirror Worlds Patent Portfolio as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; and (iii) 20% of any portion of the net proceeds in excess of $250 million. Since entering into the agreement with Recognition in May 2013, we have paid Recognition an aggregate of $3,127,000 with respect to such net proceeds interest in the Mirror Worlds Patent Portfolio (no such payments were paid for the years ended December 31, 2020 and December 31, 2019). In addition to the net proceeds interest, we also issued to Recognition (and its affiliate) warrants to purchase an aggregate of 1,250,000 shares of our common stock at exercise prices ranging from $1.40 to $2.10 per share, which warrants were exercised in full.

M2M/IoT Patent Portfolio – Patents Related to Internet of Things and Machine-to-Machine Industries

On December 29, 2017, we acquired from M2M and IoT Technologies, LLC (“M2M”) twelve (12) issued U.S. patents, seven pending U.S. patent applications and nine pending international patents, all relating to, among other things, the enabling technology for authenticating, provisioning and using embedded SIM cards in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers as well as automobiles and drones (the “M2M/IoT Patent Portfolio”). We have an obligation to pay M2M 14% of the first $100 million of net proceeds (after deduction of expenses) and 5% of net proceeds greater than $100 million from Monetization Activities (as defined) related to our M2M/IoT Patent Portfolio. In addition, M2M will be entitled to receive from us $250,000 of additional consideration upon the occurrence of certain future events related to the patent portfolio.

During the year ended December 31, 2020, we were issued five new U.S. patents for the M2M/IoT Portfolio. The M2M/IoT Patent Portfolio currently consists of twenty-nine (29) issued U.S. patents, five pending U.S. patent applications and seven additional pending non-U.S. patent applications. We anticipate further issuances of additional claims for this portfolio.

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

Patent Acquisitions or Strategic Relationships

We seek to acquire additional intellectual property assets in order to develop, commercialize, license or otherwise monetize such intellectual property. We review opportunities to acquire or license additional intellectual property assets from individual inventors, technology companies and others for the purpose of pursuing licensing opportunities related to our existing intellectual property portfolio or otherwise. In addition, we may enter into strategic relationships with such parties to develop, commercialize, license or otherwise monetize their intellectual property. The form of such relationships may vary depending upon the opportunity and may include, among other things, a strategic investment in such third party, the provision of financing to such third party or the formation of a joint venture for the purpose of monetizing such third party's intellectual property assets.

Network-1 Strategy

Our strategy is to capitalize on our intellectual property assets by entering into licensing arrangements with third parties including manufacturers and users that utilize our intellectual property's proprietary technologies as well as any additional proprietary technologies covered by patents which may be acquired by us in the future. Our current patent acquisition and development strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as has been the case with our Remote Power Patent and Mirror Worlds Patent Portfolio. Our Remote Power Patent has generated licensing revenue in excess of $151,000,000 from May 2007 through December 31, 2020. Since acquisition of our Mirror Worlds Patent Portfolio in May 2013, we have received licensing and other revenue of $47,150,000 through December 31, 2020. In addition, we may enter into third party strategic relationships with inventors and patent owners to assist in the development and monetization of their patent technologies. Based on our cash position, we continually review opportunities to acquire additional intellectual property as well as evaluate other strategic alternatives.

In connection with our activities relating to the protection of our intellectual property assets, or the intellectual property assets of third parties with whom we have strategic relationships in the future, it may be necessary to assert patent infringement claims against third parties whom we believe are infringing our patents or those of our strategic partners. We are currently involved in several litigations to protect our patents including our Remote Power Patent, certain patents within our Cox Patent Portfolio and Mirror Worlds Patent Portfolio (see “Legal Proceedings” at pages 23-25 hereof). We have previously successfully asserted litigation with respect to our Remote Power Patent and our Mirror Worlds Patent Portfolio and have also been successful in defending proceedings at the USPTO challenging the validity of our Remote Power Patent and certain patents within our Cox Patent Portfolio (see “Legal Proceedings” at pages 23-25 of this Annual Report).

Licensing – Remote Power Patent

We had been actively engaged in licensing our Remote Power Patent which expired on March 7, 2020. As of the expiration date, we had entered into twenty-seven (27) license agreements with respect to our Remote Power Patent which, among others included license agreements with Cisco, Dell Inc., Extreme Networks, Inc. Netgear, Microsemi Corporation, Motorola Solutions, Inc., NEC Corporation, Samsung Electronics Co., Ltd., Huawei Technologies Co., Ltd., ShoreTel, Inc., Juniper Networks, Inc., Polycom, Inc. and Avaya, Inc. As a result of the expiration of our Remote Power Patent, we no longer receive licensing revenue for our Remote Power Patent for any period subsequent to the March 7, 2020 expiration date.

Licensing – Mirror Worlds Patent Portfolio

We have entered into fully paid non-exclusive license agreements with respect to our Mirror Worlds Patent Portfolio with Apple Inc. and Microsoft Corporation pursuant to which we have received aggregate licensing revenue of $29,650,000 since the acquisition of the Mirror Worlds Patent Portfolio in May 2013.

On July 8, 2016, Mirror Worlds Technologies, LLC, our wholly-owned subsidiary, entered into a settlement agreement with Apple Inc. in connection with litigation in the U.S. District Court for the Eastern District of Texas for infringement of one of our patents (U.S. Patent No. 6,006,227 (the “'227 Patent”) included within our Mirror Worlds Patent Portfolio. Under the terms of the settlement agreement, Apple received a fully-paid non-exclusive license to our '227 Patent for its full term (which expired in June 2016), along with certain rights to other patents in our patent portfolio. We received $25,000,000 from Apple for the fully-paid non-exclusive license.

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

Significant Licensees

For the year ended December 31, 2020, one licensee constituted 94% of our revenue. For the year ended December 31, 2019, two licensees constituted any aggregate of 69% of our revenue. It is anticipated that one or a few of our licensees or other third parties will continue to constitute a significant portion of our revenue for the foreseeable future.

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

Investment in ILiAD Biotechnologies

During the period December 2018 – March 2021, we made an aggregate investment of $6,000,000 in ILiAD Biotechnologies, LLC (“ILiAD”), a privately held clinical stage biotechnology company dedicated to the prevention and treatment of human disease caused by Bordetella pertussis.  ILiAD is developing key technologies and working with leading scientists to investigate the impact of Bordetella pertussis in a range of human disease and is currently focused on validating its proprietary intranasal vaccine, BPZE1, in human clinical trials for the prevention of Pertussis (whooping cough). Pertussis is a life-threatening disease caused by the highly contagious respiratory bacterium Bordetella pertussis. According to the U.S. Centers for Disease Control and Prevention, each year pertussis affects approximately 16 million people globally, accounting for nearly 200,000 deaths. ILiAD has the exclusive license to fifty-one (51) issued patents and has thirty-five (35) pending patent applications.

ILiAD’s BPZE1 is an advanced next generation pertussis vaccine, designed to overcome deficiencies of current vaccines, including inadequate efficacy and duration of immunity, and failure to prevent nasal-passage based Bordetella pertussis infections that lead to transmission to vulnerable infants. Current vaccines have been found to be inadequate in curbing recent epidemics, highlighting the need for an improved vaccine against Bordetella pertussis. On December 31, 2020, we owned approximately 9.5% of the outstanding units of ILiAD on a non-fully diluted basis and 7.9% of the outstanding units on a fully diluted basis (after giving effect to the exercise of all outstanding options and warrants). In connection with our investment, Corey Horowitz, our Chairman and Chief Executive Officer, became a member of ILiAD’s Board of Managers.

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

Employees and Consultants

As of March 15, 2021, we had three employees and two consultants providing monthly services to us.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various material risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flow, and the trading price of our common stock. You should carefully consider the material risks and uncertainties described below in addition to the other information set forth in this Annual Report on Form 10-K, including, but not limited to, the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The material risks described below are not the only risks we face. Additional risks that we do not know of or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, results of operations and cash flow could be materially adversely affected, and the trading price of our common stock could decline significantly.

Risks Related to Our Business

Our revenue is uncertain.

We have been dependent on licensing revenue from our Remote Power Patent for a significant portion of our revenue. Our Remote Power Patent expired on March 7, 2020 and licensees are no longer obligated to pay us royalties for any period after the expiration date. Notwithstanding the expiration of our Remote Power Patent, Cisco has agreed to pay us $18,691,890 in licensing royalties for the period beginning in the fourth quarter of 2017 through March 7, 2020 (see Note O[5] to our consolidated financial statements included herein). In addition, we believe that Netgear, another licensee of our Remote Power Patent, is obligated to pay us royalties that were not paid during the same period. We have commenced litigation against Netgear (see Note K[6] to our consolidated financial statements included herein). Without licensing revenue from our Remote Power Patent, our revenue will be dependent upon litigation outcomes involving our Cox Patent Portfolio and Mirror Worlds Patent Portfolio, our ability to monetize our M2M/IoT Patent Portfolio or new patents to be acquired in the future. We currently have pending litigation against Google and YouTube involving patents within our Cox Patent Portfolio and litigation against Facebook involving certain patents within our Mirror Worlds Patent Portfolio (see “Legal Proceedings” at pages 23-25 hereof). Patent litigation is inherently risky and the outcome is uncertain. Accordingly, our future revenue is uncertain.

We have been dependent upon our Remote Power Patent for a significant portion of our revenue and the patent expired on March 7, 2020.

Our Remote Power Patent has generated licensing revenue in excess of $151,000,000 from May 2007 through December 31, 2020. Revenue for the years ended December 31, 2020, 2019 and 2018 from license agreements for our Remote Power Patent constituted $4,403,000 (100% of our revenue), $3,037,000 (100% of our revenue) and $15,785,000 (71% of our revenue), respectively. As a result of the expiration of our Remote Power Patent on March 7, 2020, we no longer receive licensing revenue for our Remote Power Patent for any period subsequent to the expiration date. However, Cisco has agreed to pay us $18,691,890 in licensing royalties for the period beginning in the fourth quarter of 2017 through March 7, 2020 (see Note O[5] to our consolidated financial statements included herein). In addition, we believe that Netgear, another licensee of our Remote Power Patent, is obligated to pay us royalties that were not paid during the same period. We have commenced litigation against Netgear (see Note K[6] to our consolidated financial statements included herein). Furthermore, we may receive additional revenue related to our Remote Power Patent if we are successful in our new trial against Hewlett-Packard as a result of our successful appeal of the District Court’s judgment of non-infringement to the Federal Circuit (see Note K[1] to our consolidated financial statements included herein and “Legal Proceedings” at pages 23-25 hereof). Except for the above related to our Remote Power Patent, our future revenue will be entirely dependent on our ability to monetize our Mirror Worlds, Cox and M2M/IoT patent portfolios or patents acquired in the future.

Our success is dependent upon our ability to protect our patents.

Our success is substantially dependent upon our proprietary technologies and our ability to protect our intellectual property rights. We currently own eighty-four (84) patents that relate to various technologies including our Remote Power Patent, Cox Patent Portfolio, Mirror Worlds Patent Portfolio, and our M2M/IoT Patent Portfolio. Our Remote Power Patent is subject to challenge at our new trial with Hewlett-Packard as a result of our successful appeal to the U.S. Court of Appeals for the Federal Circuit (see “Legal Proceedings at page 23 hereof). In addition, certain patents within our Mirror Worlds Patent Portfolio and Cox Patent Portfolio are currently being challenged in patent infringement litigation pending in the courts (see “Legal Proceedings” at pages 24-25 of this Annual Report). The uncertainty of the outcome of litigation creates risks that our efforts to protect our intellectual property assets may not be successful. If we are not successful in protecting our patents, such an event will have a material adverse effect on our business, results of operations and cash-flow.

We may not be able to capitalize in the future on our strategy to acquire high quality patents with significant licensing opportunities or enter into strategic relationships with third parties to license or otherwise monetize their intellectual property.

Based upon the success we achieved from licensing our Remote Power Patent (twenty-seven (27) license agreements which generated in excess of $151,000,000 of revenue), the revenue we generated from our Mirror Worlds Patent Portfolio ($47,150,000) and establishing a patent portfolio currently consisting of eighty-four (84) patents, we believe we have the expertise and sufficient capital to compete in the intellectual property monetization market and to enter strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property. However, we may not be able to acquire additional intellectual property or, if acquired, we may not achieve material revenue or profit from such intellectual property. Acquisitions of patent assets are competitive, time consuming, complex and costly to consummate. Our strategy is to focus on acquiring high quality patent assets which management believes have the potential for significant licensing opportunities. These high quality patent opportunities are difficult to find and are often very competitive to acquire. In addition, such acquisitions present material risks. Even if we acquire additional patent assets, we may not be able to achieve significant licensing revenue or even generate sufficient revenue related to such patent assets to offset the acquisition costs and the legal fees and expenses which may be incurred to enforce, license or otherwise monetize such patents. In addition, we may not be able to enter into strategic relationships with third parties to license or otherwise monetize their intellectual property and, even if we consummate such strategic relationships, we may not achieve material revenue or profit from such relationships.

We may not be successful in our new trial with Hewlett-Packard involving our Remote Power Patent.

On September 24, 2020, the U.S. Court of Appeals for the Federal Circuit overturned the judgment of non-infringement of the U.S. District Court of the Eastern District of Texas in our litigation with Hewlett-Packard involving our Remote Power Patent. The Federal Circuit also vacated the District Court judgment of validity of our Remote Power Patent. The Federal Circuit remanded the case to the District Court for a new trial against Hewlett-Packard. If we are not successful in our new trial with Hewlett-Packard, it will have an adverse effect on our business, results of operations and cash-flow.

We may not be successful in enforcing or defending our Cox Patent Portfolio, generating additional revenue from our Mirror Worlds Patent Portfolio or generating revenue from our M2M/IoT Patent Portfolio.

We acquired our Cox Patent Portfolio in 2013, which currently consists of thirty-nine (39) patents. We have not yet achieved any revenue from our Cox Patent Portfolio. We are currently enforcing patents within our Cox Patent Portfolio against Google and YouTube, who are challenging these patents (see “Legal Proceedings” at page 25 hereof). With respect to our efforts to enforce our Mirror Worlds Patent Portfolio against Facebook, on May 7, 2018, the U.S. District Court for the Southern District of New York granted defendants motion for summary judgment on non-infringement. On January 23, 2020, the U.S. Court of Appeals for the Federal Circuit reversed the summary judgment finding of non-infringement of the District Court and remanded the litigation to the Southern District of New York for further proceedings. In addition, our M2M/IoT Patent Portfolio, currently consisting of twenty-nine (29) patents, is not currently being asserted and thus it is not anticipated that this portfolio will generate revenue for at least the next twelve months. We may not have future success in enforcing or defending our Cox Patent Portfolio, Mirror Worlds Patent Portfolio or M2M/IoT Patent Portfolio, which would have a negative impact on our business and results of operations.

Cash dividends may not be continued to be paid.

On June 9, 2020, our Board of Directors approved the continuation of our dividend policy which consists of semi-annual cash dividends of $0.05 per share ($0.10 per share annually) which are anticipated to be paid in March and September of each year.  Our dividend policy undergoes a periodic review by our Board of Directors and is subject to change at any time depending upon our earnings, financial requirements and other factors existing at the time. We may not be in a position to continue to pay dividends in the future.

Our investment in ILiAD Biotechnologies involves a high degree of risk and we may lose our entire investment.

We have invested $6,000,000 in ILiAD Biotechnologies, LLC, a privately held clinical stage biotechnology company, dedicated to the prevention and treatment of human disease caused by Bordetella pertussis with a current focus on its proprietary intranasal vaccine, BPZE1, for the prevention of pertussis (whooping cough). As an early stage biotechnology investment, our investment involves a high degree of risk including the potential loss of our entire investment.

The global COVID-19 pandemic could have an adverse impact on our business.

The COVID-19 pandemic has and continues to impact economic activities and the financial markets around the world. As to the impact on our Company, COVID-19 has and continues to cause some delays in the courts including the scheduling of trial dates, which could adversely affect the timing of outcomes of our litigations. We do not expect the current COVID-19 situation to present other direct material risks to our business. Our cash is held at major financial institutions in money-market funds, certificates of deposit, or in short-term fixed income securities. With only three employees, our employees are able to work remotely. However, the ongoing pandemic may present risks that we do not currently consider material or risks that may evolve quickly that could have a material adverse effect on our business, financial condition, operating results and prospects.

Legislation, regulations, court rulings and actions by the USPTO have materially increased the risk and cost of enforcement of patents and may continue to do so in the future.

Legislation, regulations, court rulings and actions by the USPTO have materially increased the risk and cost of enforcing patents. U.S. patent laws were amended by the Leahy-Smith America Invents Act, referred to as the America Invents Act, which became effective on March 16, 2013. The America Invents Act includes a number of significant changes to U.S. patent law. In general, it attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation and new administrative post-grant review procedures to challenge the patentability of issued patents outside of litigation, including Inter Partes Review (IPR) and Covered Business Method Review (CBM) proceedings which provide third parties a timely, cost effective alternative to district court litigation to challenge the validity of an issued patent. In addition, the America Invents Act changes the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought against individual parties allegedly infringing by their respective individual actions or activities.   The America Invents Act and its implementation has increased the uncertainties and costs surrounding the enforcement of patent rights, which could have a material adverse effect on our business, financial condition and results of operations.

Changes in patent law could adversely impact our business.

Patent laws may continue to change and may alter the protections afforded to owners of patent rights. Such changes may not be advantageous to us and may make it more difficult to obtain adequate patent protection to enforce our patents. Increased focus on the growing number of patent lawsuits, particularly by non-practicing entities (NPEs), may result in further legislative changes which increase the risk and costs of asserting patent litigation.

Our pending patent infringement litigations are time consuming and costly.

We have pending litigation against Hewlett-Packard related to our Remote Power Patent, Google and YouTube involving certain patents within our Cox Patent Portfolio as well as pending litigation against Facebook involving certain patents within our Mirror Worlds Patent Portfolio (see “Legal Proceedings” at pages 23-25 of this Annual Report).

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

Our quarterly and annual operating and financial results are difficult to predict and may fluctuate significantly from period to period. We had revenue of $4,403,000 and incurred a net loss of $1,709,000 for the year ended December 31, 2020. We had revenue of $3,037,000 and incurred a net loss of $1,792,000 for the year ended December 31, 2019 as compared to revenue of $22,106,000 and net income of $7,706,000 for the year ended December 31, 2018. Our revenue and net income was $16,451,000 and $4,133,000, respectively, for the year ended December 31, 2017 and $65,088,000 and $23,223,000 for the year ended December 31, 2016. Accordingly, our revenue, net income and results of operations may fluctuate as a result of a variety of factors that are outside our control including our ability and timing in consummating future license agreements for our intellectual property assets, the timing and extent of payments received by us from licensees, the timing and our ability to achieve successful outcomes from current and future patent litigation, whether we will achieve a return on our investment in ILiAD Biotechnologies and the timing of any such distributions, and the timing and our ability to achieve revenue from future strategic relationships.

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

The personal holding company (“PHC”) rules under the Internal Revenue Code impose a 20% tax on a PHC’s undistributed personal holding company income (“UPHCI”), which means, in general, taxable income subject to certain adjustments. For a corporation to be classified as a PHC, it must satisfy two tests: (i) that more than 50% in value of its outstanding shares must be owned directly or indirectly by five or fewer individuals at any time during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the “Ownership Test”) and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the “Income Test”). Beginning in July 2020, based upon available shareholder information and certain assumptions as to the attribution of stock ownership, we may have satisfied the Ownership Test. In addition, we may have satisfied the Income Test. In any event, we did not have UPHCI for 2020 because we did not have taxable income as adjusted for purposes of computing UPHCI for 2020. If we satisfy both the Ownership Test and Income Test and have UPHCI for the year ending December 31, 2021 (or for any subsequent year in which such tests are also satisfied), we would be subject to a 20% tax on the amount of UPHCI that we do not distribute to our stockholders.

We are dependent upon our CEO and Chairman.

Our success is largely dependent upon the personal efforts of Corey M. Horowitz, our Chairman, Chief Executive Officer and Chairman of our Board of Directors. Our employment agreement with Mr. Horowitz expires on July 14, 2021, which we intend to renew. The loss of the services of Mr. Horowitz would have a material adverse effect on our business and prospects. We do not maintain key-man life insurance on the life of Mr. Horowitz.

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

As of March 1, 2021, our executive officers and directors beneficially owned 30.9% of our outstanding common stock. As a result, these stockholders may be able to exercise substantial control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership will limit other stockholders' ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

The market price of our common stock may be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	the outcome of our new trial and further proceedings with Hewlett-Packard involving our Remote Power Patent;
•	the outcome of our litigation against Google and YouTube involving certain patents within our Cox Patent Portfolio;
•	the outcome of our litigation against Facebook involving certain patents within our Mirror Worlds Patent Portfolio;
•	our ability to further develop, license and monetize our M2M/IoT Patent Portfolio;
•	our ability to acquire additional intellectual property;
•	our ability to enter into strategic relationships with third parties to license or otherwise monetize their intellectual property;
•	our ability to achieve a return on our investment in ILiAD Biotechnologies, LLC;
•	variations in our quarterly and annual operating results;
•	our ability to continue to pay cash dividends;
•	our ability to raise capital if needed;
•	sales of our common stock;
•	technology changes;
•	legislative, regulatory and competitive developments; and
•	economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also have a material and adverse effect on the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

During the year ended December 31, 2020, we leased our principal office space in New York City at a base rent of approximately $3,900 per month which lease expired on May 31, 2020 and is currently occupied on a month-to-month basis. We also lease office space in New Canaan, Connecticut at base rent of approximately $7,300 per month which expired on March 31, 2020 and is currently occupied on a month-to-month basis.

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

Netgear Litigation

On December 15, 2020, we filed a lawsuit against Netgear in the Supreme Court of the State of New York, County of New York, for breach of a Settlement and License Agreement, dated May 22, 2009, with us for Netgear’s failure to make royalty payments, and provide corresponding royalty reports, to us based on sales of Netgear’s PoE products.

Plantronics Litigation

On January 7, 2021, we filed a lawsuit against Plantronics, Inc., the successor to Polycom, Inc., in the Superior Court of the State of California, County of Santa Clara, for breach of a Settlement and License Agreement, dated September 2016, with us for the failure of Plantronics and Polycom to make royalty payments, and provide corresponding royalty reports, to us based on sales of PoE products.

Mirror Worlds Patent Portfolio Litigation

Pending Facebook Litigation

On May 9, 2017, Mirror Worlds Technologies, LLC, our wholly-owned subsidiary, initiated litigation against Facebook, Inc. (“Facebook”) in the U.S. District Court for the Southern District of New York, for infringement of U.S. Patent No. 6,006,227, U.S. Patent No. 7,865,538 and U.S. Patent No. 8,255,439 (among the patents within our Mirror Worlds Patent Portfolio). The lawsuit alleged that the asserted patents are infringed by Facebook’s core technologies that enable Facebook’s Newsfeed and Timeline features. The lawsuit further alleged that Facebook’s unauthorized use of the stream-based solutions of our asserted patents has helped Facebook become the most popular social networking site in the world. We seek, among other things, monetary damages based upon reasonable royalties. On May 7, 2018, Facebook filed a motion for summary judgment on non-infringement. On August 11, 2018, the Court issued an order granting Facebook’s motion for summary judgment of non-infringement and dismissed the case. On August 17, 2018, we filed a Notice of Appeal to appeal the summary judgment decision to the U.S. Court of Appeals for the Federal Circuit. On January 23, 2020, the U.S. Court of Appeals for the Federal Circuit ruled in our favor and reversed the summary judgment finding on non-infringement of the District Court and remanded the litigation to the Southern District of New York for further proceedings.

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

On December 3, 2014, we initiated a second litigation against Google and YouTube in the U.S. District Court for the Southern District of New York for infringement of our then newly issued patent (part of the Cox Patent Portfolio) relating to the identification and tagging of media content (U.S. Patent No. 8,904,464). The lawsuit alleges that Google and YouTube have infringed and continue to infringe the asserted patent by making, using, selling and offering to sell unlicensed systems and products and services related thereto, which include YouTube’s Content ID system. In January 2015, the defendants filed an answer to our complaint and asserted defenses of non-infringement and invalidity.

The above referenced litigations that we commenced in the U.S. District Court for the Southern District of New York in April 2014 and December 2014 against Google and YouTube were subject to court ordered stays which were in effect from July 2, 2015 until January 2, 2019 as a result of proceedings then pending at the Patent Trial and Appeal Board (PTAB) and the appeals to the U.S. District Court of Appeals for the Federal Circuit. Pursuant to a joint stipulation and order, entered on January 2, 2019, the parties agreed, among other things, that the stays with respect to the litigations were lifted. In addition, we agreed not to assert certain patent claims which were asserted in the litigation commenced in April 2014 and we were permitted to substitute new claims. Google also agreed to terminate the pending IPR proceedings that were subject to remand by the U.S. Court of Appeals for the Federal Circuit. In January 2019, our two litigations against Google and YouTube were consolidated. A Markman hearing (claim construction) was held on November 21, 2019 and a ruling has not yet been rendered. Discovery is complete and a pre-trial order is pending which would include a trial date.

ITEM 4. MINE SAFETY DISCLOSURES

None.

 PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our common stock is listed for trading on the NYSE American Exchange under the symbol “NTIP”. On March 25, 2021, the closing price for our common stock as reported on the NYSE American Exchange was 3.16 per share. The number of record holders of our common stock was 38 as of March 25, 2021. In addition, we believe there are in excess of approximately 1200 holders of our common stock in “street name” as of March 25, 2021.

Dividend Policy. On June 9, 2020, our Board of Directors approved the continuation of our dividend policy which consists of semi-annual cash dividends of $0.05 per share ($0.10 per share annually) which are anticipated to be paid in March and September of each year. On February 19, 2020, our Board of Directors declared a semi-annual cash dividend of $0.05 per share with a payment date of March 31, 2020 to all common shareholders of record as of March 16, 2020. On August 18, 2020, our Board of Directors declared a semi-annual dividend of $0.05 per share with a payment date of September 30, 2020 to all common shareholders of record as of September 14, 2020. Our dividend policy undergoes a periodic review by our Board of Directors and is subject to change at any time depending upon the Company’s earnings, financial requirements and other factors existing at the time.

As of December 31, 2020, we accrued dividends of $53,000 for unvested restricted stock units with dividend equivalent rights.

Recent Issuances of Unregistered Securities. There were no unregistered sales of equity securities during the quarter ended December 31, 2020.

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

During the fourth quarter of 2020, we did not repurchase any shares of our common stock pursuant to our Share Repurchase Program. At December 31, 2020, the remaining dollar value of shares that may be repurchased under our Share Repurchase Program was $4,196,100.

During the year ended December 31, 2020, we repurchased an aggregate of 115,889 shares of our common stock pursuant to our Share Repurchase Program at a cost of approximately $249,158 (exclusive of commissions) or an average price per share of $2.15.

Since inception of our Share Repurchase Program (August 2011) to December 31, 2020, we repurchased an aggregate of 8,605,659 shares of our common stock at a cost of approximately $16,156,005 (exclusive of commissions) or an average per share price of $1.88.

Equity Compensation Plan Information

The following table summarizes share and exercise price information for our equity compensation plans as of December 31, 2020.

	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	162,500(1)	$ ---(3)	1,877,308

Equity compensation plans not approved by security holders	500,000(2)	$1.19	---

Total	662,500	$1.19(3)	1,877,308

_______________________

(1) Consists of shares issuable upon vesting of outstanding restricted stock units.

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

Our 2013 Stock Incentive Plan (“2013 Plan”) provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock, (d) stock appreciation rights, and (e) other stock-based awards including restricted stock units.  Awards under the 2013 Plan may be granted singly, in combination, or in tandem.  Subject to standard anti-dilution adjustments as provided in the 2013 Plan, the 2013 Plan provides for an aggregate of 2,600,000 shares of our common stock to be available for distribution pursuant to the 2013 Plan.  The Compensation Committee (or the Board of Directors) will generally have the authority to administer the 2013 Plan, determine participants who will be granted awards under the 2013 Plan, the size and types of awards, the terms and conditions of awards and the form and content of the award agreements representing awards.  Awards under the 2013 Plan may be granted to our employees, directors and consultants. As of December 31, 2020, there were options to purchase an aggregate of 500,000 shares of common stock outstanding and 162,500 shares issuable upon vesting of outstanding restricted stock units granted under the 2013 Plan, and a balance of 1,877,308 shares of common stock are reserved for issuance under the 2013 Plan.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our principal business is the development, licensing and protection of our intellectual property assets. We presently own eighty-four (84) patents including: (i) our remote power patent (“Remote Power Patent”) covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) our Mirror Worlds patent portfolio (the “Mirror Worlds Patent Portfolio”) relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) our Cox patent portfolio (the “Cox Patent Portfolio”) relating to enabling technology for identifying media content on the Internet and taking further action to be performed after such identification; and (iv) our M2M/IoT patent portfolio (the “M2M/IoT Patent Portfolio”) relating to, among other things, enabling technology for authenticating, provisioning and using embedded sim cards in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers. In addition, we continually review opportunities to acquire or license additional intellectual property as well as other strategic alternatives.

Until March 7, 2020, when the Remote Power Patent expired, we had been actively engaged in the licensing of our Remote Power Patent (U.S. Patent No. 6,218,930) which generated licensing revenue in excess of $151,000,000 from May 2007 through December 31, 2020. As of March 7, 2020, we had twenty-seven (27) license agreements with respect to our Remote Power Patent which, among others, included license agreements with Cisco, Dell Inc., Extreme Networks, Inc., Netgear, Microsemi Corporation, Motorola Solutions, Inc., NEC Corporation, Samsung Electronics Co., Ltd, Huawei Technologies Co., Ltd., ShoreTel, Inc., Juniper Networks, Inc., Polycom, Inc. and Avaya, Inc. As a result of the expiration of our Remote Power Patent, we no longer receive licensing revenue for our Remote Power Patent that accrues for any period subsequent to the expiration date (March 7, 2020). As a result of the decision of the U.S. Court of Appeals for the Federal Circuit on September 24, 2020 to overturn the District Court’s judgment of non-infringement that resulted from our trial with Hewlett-Packard involving our Remote Power Patent, we believed that Cisco, the largest licensee of our Remote Power Patent, was obligated to pay us significant royalties that accrued but were not paid beginning in the fourth quarter of 2017 through the expiration of our Remote Power Patent.  On March 30, 2021, we entered into an amendment (the “Amendment”) to the Settlement and License Agreement, dated May 25, 2011, between us and Cisco (the “Agreement”). Pursuant to the Amendment, Cisco agreed to pay $18,691,890 to us to resolve a dispute relating to Cisco’s contractual obligation to pay us royalties under the Agreement for the period beginning in the fourth quarter of 2017 through March 7, 2020 (when the Remote Power Patent expired) with respect to licensing the Remote Power Patent (see Note O[5] to our consolidated financial statements included in this Annual Report). We also believe that Netgear, another licensee of our Remote Power Patent, is obligated to pay us royalties that accrued but were not paid for the same period. We have commenced litigation against Netgear (see Note K[6] to our consolidated financial statements included herein). In addition, we may receive additional revenue related to our Remote Power Patent from Hewlett-Packard depending upon the outcome of the new trial as a result of the September 24, 2020 decision of the U.S. Court of Appeals for the Federal Circuit (see Notes K[1] and Note K[3] to our consolidated financial statements included herein).

Consistent with our revenue recognition policy (see Note B[5] of the consolidated financial statements included herein), we did not record revenue beginning in the fourth quarter of 2017 through March 7, 2020 (the expiration of the Remote Power Patent) from Cisco and Netgear who notified us they would not pay us ongoing royalties as a result of the jury verdict of non-infringement in our trial with HP.

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

We have been dependent upon our Remote Power Patent for a significant portion of our revenue. Our Remote Power Patent has generated licensing revenue in excess of $151,000,000 from May 2007 through December 31, 2020. Revenue for the years ended December 31, 2020, 2019 and 2018 from license agreements for our Remote Power Patent constituted $4,403,000 (100% of our revenue), $3,037,000 (100% of our revenue) and $15,785,000 (71% of our revenue), respectively. As a result of the expiration of our Remote Power Patent on March 7, 2020, we no longer receive licensing revenue for our Remote Power Patent for any period subsequent to the expiration date. Except for the above referenced uncertain revenue from our Remote Power Patent for periods prior to its expiration date, our future revenue will be entirely dependent on our ability to monetize our Mirror Worlds, Cox M2M/IoT patent portfolios as well as any new patents we may acquire.

During the year ended December 31, 2020, we had a change in estimate related to accrued contingency fees and related costs. The change was the result of our receiving new information reflecting additional legal costs in connection with certain contingent litigation. The effect of this change in estimate for the year ended December 31, 2020 was an increase in professional fees and related costs of $886,000 and a corresponding increase in our operating loss and net loss of $886,000, and a decrease in basic and diluted earnings per share of $0.04 per share (see Note B[8] to our financial statements included herein).

Our annual and quarterly operating and financial results may fluctuate significantly from period to period as a result of a variety of factors that are outside our control, including the timing and our ability to achieve successful outcomes of patent litigation, our ability and timing of consummating future license agreements for our intellectual property, and whether we will achieve a return on our investment in ILiAD Biotechnologies, LLC (“ILiAD”) and the timing of any such distributions.

At December 31, 2020, our principal sources of liquidity consisted of cash and cash equivalents and, marketable securities of $44,871,000 and working capital of $42,959,000. Based on our current cash position, we believe that we will have sufficient cash to fund our operations for the foreseeable future. Based on our cash position, we continually review opportunities to acquire additional intellectual property as well as evaluate other strategic opportunities.

We currently have pending patent infringement litigations involving our Remote Power Patent and certain patents within our Cox Patent Portfolio and Mirror Worlds Patent Portfolio (see Note [K] to our consolidated financial statements included herein). Patent litigation is inherently risky and the outcome is uncertain.

In future years we could be classified as a Personal Holding Company. If this is the case, we would be subject to a 20% tax on the amount of any PHC Income for such year that we do not distribute to our shareholders (see Note E to our consolidated financial statements included in this Annual Report).

During the period December 2018 through March 2021, we made an aggregate investment of $6,000,000 in ILiAD, a clinical stage biotechnology company with an exclusive license to fifty-one (51) patents (see Note H and Note O[4] to our consolidated financial statements included herein). Our investment in ILiAD involves significant risk (see “Risk Factors” at page 17 hereof).

As to the impact of the global COVID-19 pandemic on us, COVID-19 has and continues to cause some delays in the courts including the scheduling of trial dates, which could adversely affect the timing of our consummation of future license agreements (see “Risk Factors – The global COVID-19 pandemic could have an adverse impact on our Business”).

On June 9, 2020, our Board of Directors approved the continuation of our dividend policy consisting of semi-annual cash dividends of $0.05 per share ($0.10 per share annually) which are anticipated to be paid in March and September of each year. Our dividend policy undergoes a periodic review by our Board of Directors and is subject to change at any time depending upon our financial requirements, earnings and other factors existing at the time (see Note N to our consolidated financial statements included herein).

RESULTS OF OPERATIONS

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Revenue. We had revenue of $4,403,000 for the year ended December 31, 2020 (“2020”) as compared to revenue of $3,037,000 for the year ended December 31, 2019 (“2019”). The increase in revenue of $1,366,000 for 2020 was primarily due to revenue of $4,150,000 from our settlement with Dell (see Note K[2] to our consolidated financial statements included in this Annual Report).

Operating Expenses. Operating expenses for 2020 were $6,816,000 as compared to $5,391,000 for 2019. The increase in operating expenses for 2020 was primarily due to increased costs of revenue of $771,000 as a result of our settlement with Dell and an increase in professional fees and related costs of $917,000 primarily related to a change in estimate for accrued contingency fees and related costs (see Note B[8] to our consolidated financial statements included herein). We had costs of revenue of $1,653,000 and $882,000 for 2020 and 2019, respectively. Included in the costs of revenue for 2020 were contingent legal fees of $1,433,000 and $220,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note J[1] to our consolidated financial statements included herein). Included in the costs of revenue for 2019 were contingent legal fees of $730,000 and $152,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.

General and administrative expenses were $2,162,000 for 2020 as compared to $2,167,000 for the year ended 2019. Amortization of patents was $292,000 for 2020 as compared to $285,000 for 2019. Stock-based compensation expense related to the issuance of restricted stock units was $302,000 for 2020 as compared to $567,000 for 2019. Professional fees and related costs were $2,407,000 for 2020 compared to $1,490,000 for 2019.

Operating Loss. We had an operating loss of $2,413,000 for 2020 compared with an operating loss of $2,354,000 for 2019.

Interest and Dividend Income. Interest and dividend income for 2020 was $522,000 as compared to interest and dividend income of $1,150,000 for 2019 primarily as a result of a change in the mix of our short-term fixed income investments and cash equivalents.

Income Taxes (Benefit). In 2020 we had a deferred tax benefit for federal, state and local income taxes of $(490,000) related to the relief of our valuation allowance and a current tax benefit of $(464,000) in connection with the current year losses. In 2019, we had a deferred tax expense for federal, state and local income taxes of $168,000 and a current tax benefit of $(147,000) for federal, state and local taxes.

Share of Net Losses of Equity Method Investee. We incurred a net loss of $787,000 for 2020 related to our equity share in ILiAD as compared to a net loss of $604,000 for 2019 as ILiAD has no revenue from operations and continues to sustain losses (see Note H to our consolidated financial statements included herein).

Net Loss. As a result of the foregoing, we realized a net loss of $1,709,000 or $(0.07) per share basic and diluted for 2020 compared with a net loss of $1,792,000 or $(0.07) per share basic and diluted for 2019. The net loss of $1,709,000 for 2020 includes an increase of $886,000 in professional fees and related costs due to a change in estimate of accrued contingency fees and related costs (see Note B[8] to our consolidated financial statements included herein).

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from revenue from licensing our patents. At December 31, 2020, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $44,871,000 and working capital of $42,959,000. Based on our current cash position, we believe that we will have sufficient cash to fund our operations for the foreseeable future.

Working capital decreased by $4,230,000 at December 31, 2020 to $42,959,000 as compared to working capital of $47,189,000 at December 31, 2019. The decrease in working capital of $4,230,000 for 2020 was primarily due to a decrease in cash and cash equivalents and marketable securities of $3,446,000, an increase in our accounts payable of $180,000, and an increase in accrued contingency fees and related costs of $440,000.

Net cash used in operating activities for 2020 decreased by $102,000 from $605,000 for 2019 to $503,000 for 2020.

Net cash provided by investing activities during 2020 was $6,306,000 as compared to $3,048,000 for 2019 primarily as a result of the differential of purchases and sales of marketable securities and our additional equity investment of $2,500,000 in ILiAD for 2019.

Net cash used in financing activities for 2020 and 2019 was $2,885,000 and $3,619,000, respectively. The change of $734,000 primarily resulted from a decrease of $519,000 in repurchases of common stock and a decrease of $377,000 in the value of shares delivered to fund withholding taxes.

We maintain our cash in money market funds, certificates of deposit and short-term fixed income securities. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

We do not have any long-term debt, capital lease obligations, purchase obligations, operating lease obligations, or other long-term liabilities.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition, results of operations and cash flows are based on our audited consolidated financial statements which have been prepared in accordance with GAAP. The preparation of our financial statements included in this Annual Report on Form 10-K requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of our consolidated financial statements include revenue recognition, contingent legal fees and related expenses, income taxes, valuation of patents and equity method investments. Actual results could be materially different from those estimates, upon which the carrying values were based. See also Note B to our consolidated financial statements included in this Annual Report for full disclosure of our accounting policies.

We believe our most critical accounting policies to be the following:

Revenue Recognition

Under ASC 606, revenue is recognized when we complete the licensing of our intellectual property to our licensees, in an amount that reflects the consideration we expect to be entitled to in exchange for licensing our intellectual property. Revenue from our patent licensing business is generated from negotiated license agreements.  The timing and amount of revenue recognized from each licensee depends upon a variety of factors, including the terms of each agreement and the nature of the obligations of the parties.  These agreements may include, but not be limited to, elements related to past infringement liabilities, non-refundable upfront license fees, and ongoing royalties on licensed products sold by the licensee.  Generally, in the event of settlement of litigation related to our assertion of patent infringement involving our intellectual property, defendants will either pay (i) a non-refundable lump sum payment for a non-exclusive fully-paid license (a “Fully-Paid License”), or (ii) a non-refundable lump sum payment (license initiation fee) together with an ongoing obligation to pay quarterly or monthly royalties to us for the life of the licensed patent (a “Royalty Bearing License”).

We recognize revenue from our Royalty Bearing Licenses in a manner consistent with the legal form of the arrangement, and in accordance with the royalty recognition constraint that applies to licenses of IP for which some or all of the consideration is in the form of sales or usage based royalty.  Consequently, we recognize revenue at the later of when (1) the subsequent sale occurs or (2) the performance obligation to which some or all of the sales based royalty has been satisfied.

Fully-Paid Licenses provide for a non-refundable up-front payment, for which we have no future obligations or performance requirements, revenue is generally recognized when we have obtained the signed license agreement, all performance obligations have been substantially performed, amounts are fixed and determinable, and collectability is reasonably assured.  Revenue from Fully-Paid Licenses may consist of one or more installments.  The timing and amount of revenue recognized from each licensee depends upon a number of factors including the specific terms of each agreement and the nature of the deliverables and obligations.

Costs of Revenue and Related Costs

We include in costs of revenue for the year ended December 31, 2020 and 2019 contingent legal fees payable to patent litigation counsel, any other contractual payments related to net proceeds from settlements (see Note I[2] hereof) and incentive bonus compensation payable to its Chairman and Chief Executive Officer.

During the year ended December 31, 2020, we had a change in estimate related to accrued contingency fees and related costs.  The change was the result of our receiving new information reflecting additional legal costs in connection with certain contingent litigation.  The effect of this change in estimate for the year ended December 31, 2020, was an increase in professional fees and related costs of $886,000 and a corresponding increase in our operating loss and net loss of $886,000, and a decrease in basic and diluted earnings per share of $0.04 per share.

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

Management, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of the end of the period covered by this report.

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

(iii)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 30, 2021, we entered into an Amendment (the “Amendment”) to the Settlement and License Agreement, dated May 25, 2011, between the Company and Cisco (the “Agreement”). Pursuant to the Amendment, Cisco agreed to pay $18,691,890 to us to resolve a dispute relating to Cisco’s contractual obligation to pay us royalties under the Agreement for the period beginning in the fourth quarter of 2017 through March 7, 2020 (when our Remote Power Patent expired) with respect to licensing the Remote Power Patent (see Note O[5] to our consolidated financial statements included in this Annual Report).

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

Information about the number of shares of our common stock beneficially owned by each executive officer and director appears in this Annual Report under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” beginning on page 45 hereof. There are no family relationships among any of our directors and executive officers.

NAME	AGE	POSITION
Corey M. Horowitz	66	Chairman, Chief Executive Officer and Chairman of the Board of Directors
David C. Kahn	69	Chief Financial Officer, Secretary and a Director
Jonathan Greene	59	Executive Vice President
Emanuel Pearlman	61	Director
Niv Harizman	56	Director
Allison Hoffman	50	Director

Corey M. Horowitz has been our Chairman and Chief Executive Officer since December 2003. Mr. Horowitz has also served as Chairman of our Board of Directors since January 1996 and has been a member of our Board of Directors since April 1994. In December 2018, Mr. Horowitz became a member of the Board of Managers of ILiAD Biotechnologies, LLC, a privately held biotechnology company, in connection with our investment in the company (see “Business-Investment in ILiAD Biotechnologies” at page 12 of this Annual Report). Mr. Horowitz is also a member of the Life Sciences Institute Leadership Council at the University of Michigan. We believe Mr. Horowitz’s qualifications to serve on our Board of Directors include his significant experience and expertise as an executive in the intellectual property field, his understanding of our intellectual property and the patent acquisition, licensing and enforcement business combined with his private equity and corporate transactional experience.

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

Emanuel R. Pearlman has been a member of our Board of Directors since January 2012, where he serves as Chairman of our Audit Committee and a member of our Nominating and Corporate Governance Committee. Mr. Pearlman currently serves as the Chairman and Chief Executive Officer of Liberation Investment Group, a New York based investment management and financial consulting firm, which he founded in January 2003. In October 2020 and February 2021, Mr. Pearlman became a member of the Board of Directors of Atlas Crest Investment Corp. (NYSE:ACIC) and Atlas Crest Investment Corp. II (NYSE: ACII), each a special purpose acquisition company (SPAC). Mr. Pearlman also serves as Chairman of the Audit Committee and a member of the Compensation Committee and Nomination & Governance Committee of both Atlas Crest Investment Corp. and Atlas Crest Investment Corp. II. Mr. Pearlman served as Executive Chairman of Empire Resorts, Inc. (NASDAQ: NYNY) from June 2016 until November 2019, served as Non-Executive Chairman of the Board from September 2010 through May 2016, and served on the Board of Directors from May 2010 to November 2019. Mr. Pearlman was a member of the Board of Directors of CEVA Logistics, AG (SIX:CEVA) from May 2018 until October 2019 and served on its Audit Committee from May 2018 through October 2019 and its Nomination and Governance Committee from May 2018 through May 2019. From June 2013 through May 2018, he served on the Board of Directors of CEVA Holdings, LLC. From November 2018 through February 2019, Mr. Pearlman served on the Board of Managers and as President of each of SRC O.P. LLC, SRC Facilities LLC and SRC Real Estate (TX) LLC, which are special purpose bankruptcy remote limited liability companies with ownership of approximately 100 real estate properties of Sears. From May 2017 through September 2017, Mr. Pearlman served on the Board of Directors of ClubCorp Holdings, Inc. (NYSE:MYCC), where he served on the Strategic Review Committee. From 2009-2014, he also served as the sole independent director of the Fontainebleau Miami JV LLC, which currently owns and operates the Fontainebleau Hotel in Miami Beach. Mr. Pearlman also served as a member of the Board of Directors of Dune Energy (OTCBB: DUNR.OB) from January 2012 to January 2013 and Jameson Inns, Inc. from January 2012 to December 2012. He also served as a director of Multimedia Games, Inc., (NASDAQ - GS: MGAM) from October 2006 to March 2010. We believe Mr. Pearlman’s qualifications to serve on our Board include his significant investment and financial experience and expertise combined with his Board experience.

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

Allison Hoffman has been a director of our company since December 2012. Since August 2020, Ms. Hoffman has served as General Counsel of Phreesia, Inc. (NYSE:PHR), a leading provider of software solutions that healthcare organizations use to manage the patient intake process. From January 2016 until August 2020, Ms. Hoffman has served as Chief Legal Officer and Chief Administrative Officer at Intersection Parent, Inc., an urban experience company that utilizes technology to make cities better, including bringing free Wi-Fi throughout New York City. From September 2013 to December 2015, Ms. Hoffman served as Executive Vice President, General Counsel and Corporate Secretary of Martha Stewart Living Omnimedia, Inc. (NYSE:MSO), a media and merchandising company providing consumers with high quality life style content and products. From December 2012 until September 2013, she provided legal services to Martha Stewart Living Omnimedia, Inc. From January 2007 until September 2012, Ms. Hoffman served as Senior Vice President, Chief Legal Officer and Secretary of ALM Media, LLC, a leading provider of specialized news and information for the legal and commercial real estate sectors. We believe that Ms. Hoffman’s qualifications to serve on our Board include her extensive legal background and transactional experience.

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

Compensation Committee

The Compensation Committee consists of Allison Hoffman (Chairperson) and Niv Harizman. The Compensation Committee is appointed by our Board of Directors to assist the Board in carrying out its responsibilities relating to compensation of our executive officers and directors. The Committee has overall responsibility for evaluating and approving the officer and director compensation plans, policies and our programs.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes compensation for the years ended December 31, 2020 and December 31, 2019, awarded to, earned by or paid to our Chief Executive Officer (“CEO”) and to each of our executive officers who received total compensation in excess of $100,000 for the year ended December 31, 2020 for services rendered in all capacities to us (collectively, the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards($)(3)		All Other Compensation($)(1)		Total($)
Corey M. Horowitz	2020	$527,000	$345,000	(2)	$—		$81,250	(4)	$953,250
Chairman and Chief Executive Officer	2019	$511,000	$252,000	(2)	$—		$68,250	(4)	$831,250

David C. Kahn	2020	$175,000	$15,000		$25,200	(3)	$34,828	(5)	$250,028
Chief Financial Officer	2019	$175,000	$15,000		$16,425	(3)	$30,107	(5)	$236,532

Jonathan Greene	2020	$200,000	$25,000		$33,600	(3)	$43,000	(6)	$301,600
Executive Vice President	2019	$200,000	$22,500		$21,900	(3)	$39,500	(6)	$283,900

(1)	We have concluded that the aggregate amount of perquisites and other personal benefits paid in 2020 and 2019 to either Mr. Horowitz, Mr. Kahn or Mr. Greene did not exceed $10,000.
(2)	Mr. Horowitz received the following cash incentive bonus payments for 2020: (i) an annual discretionary bonus of $125,000 and (ii) incentive bonus compensation of $220,000 pursuant to his employment agreement (see “Employment Agreements-Termination of Employment and Change In-Control Arrangements” below). Mr. Horowitz received the following cash incentive bonus payments for 2019: (i) an annual discretionary bonus of $100,000 and (ii) incentive bonus compensation of $152,000 pursuant to his employment agreement.
(3)	The amounts in this column represent the aggregate grant date fair value of restricted stock units awards granted to the Named Executive Officers computed in accordance with FASB ASC Topic 718. In accordance with SEC rules, the grant date fair value of an award that is subject to a performance condition is based on the probable outcome of the performance condition. See Note B[10] to our consolidated financial statements included in this Annual Report for a discussion of the assumptions made by the Company in determining the grant date fair value.
(4)	Includes 401k matching funds contributions by the Company and profit sharing under the Company's 401k Plan for the benefit of Mr. Horowitz of $37,500 for 2020 and $37,000 for 2019, respectively. Also includes dividends (dividend equivalent rights) on restricted stock units owned by Mr. Horowitz for 2020 of $43,750 and 2019 of $31,250.
(5)	Includes 401k matching funds contributions by the Company and profit sharing under the Company's 401k Plan for the benefit of Mr. Kahn of $30,453 for 2020 and $28,107 for 2019. Also includes dividends (dividend equivalent rights) on restricted stock units owned by Mr. Kahn for 2020 and 2019 of $4,375 and $2,000, respectively.
(6)	Represents 401k matching funds contributions by the Company and profit sharing under the Company's 401k Plan for the benefit of Mr. Greene of $37,500 for 2020 and $37,000 for 2019. Also includes dividends (dividend equivalent rights) on restricted stock units owned by Mr. Greene for 2020 and 2019 of $5,500 and $2,500, respectively.

Narrative Disclosure to Summary Compensation Table

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

On July 14, 2016, we entered into a new employment agreement (“Agreement”) with Corey M. Horowitz, our Chairman and Chief Executive Officer, pursuant to which he continues to serve as our Chairman and Chief Executive Officer for a five year term, at an annual base salary of $475,000 which shall be increased by 3% per annum during the term of the Agreement. The Agreement established an annual target bonus of $175,000 for our Chairman and Chief Executive Officer based upon performance. During the year ended December 31, 2020 and December 31, 2019, our Chairman and Chief Executive Officer received an annual discretionary bonus of $125,000 and $100,000, respectively. In addition, pursuant to the Agreement, we granted to our Chairman and Chief Executive Officer, under our 2013 Plan, 750,000 restricted stock units (the “RSUs”, each RSU awarded by us to our officers, directors and consultants represents a contingent right to receive one share of our common stock) which terms provided for vesting in three tranches, as follows: (i) 250,000 RSUs shall vest on July 14, 2018, subject to Mr. Horowitz’s continued employment by us through the vesting date (the “Employment Condition”); (ii) 250,000 RSUs shall vest at any time beginning July 14, 2018 through July 14, 2021 in equal annual installments for the remaining term of employment, subject to (1) the Employment Condition being satisfied through each such annual vesting date and (2) our common stock achieving a closing price (for 20 consecutive trading days) of a minimum of $3.25 per share (subject to adjustment for stock splits) at any time during the term of employment; and (iii) 250,000 RSUs vest at any time beginning July 14, 2018 through July 14, 2021 in equal annual installments for the remaining term of employment subject to (1) the Employment Condition being satisfied through each such annual vesting date and (2) our common stock achieving a closing price (for 20 consecutive trading days) of a minimum of $4.25 per share (subject to adjustment for stock splits) at any time during the term of employment. The aforementioned stock price vesting conditions of $3.25 per share and $4.25 per share have been satisfied. Notwithstanding the aforementioned, in the event of a Change of Control (as defined), a Termination Other Than for Cause (as defined), or a termination of employment for Good Reason (as defined), all of the 750,000 RSUs shall accelerate and become immediately fully vested. All RSUs granted by us to our officers, directors or consultants have dividend equivalent rights.

Under the terms of the Agreement, so long as Mr. Horowitz continues to serve as an executive officer of the Company, whether pursuant to the Agreement or otherwise, Mr. Horowitz shall also receive incentive compensation in an amount equal to 5% of our gross royalties or other payments from Licensing Activities (as defined) (without deduction of legal fees or any other expenses) with respect to our Remote Power Patent and a 10% net interest (gross royalties and other payments after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of our royalties and other payments relating to Licensing Activities with respect to patents other than the Remote Power Patent (including our Mirror Worlds Patent Portfolio, Cox Patent Portfolio and M2M/IoT Patent Portfolio) (collectively, the “Incentive Compensation”). During the year ended December 31, 2020 and December 31, 2019, Mr. Horowitz earned Incentive

Compensation of $220,000 and $152,000, respectively. On July 14, 2018, 375,000 RSUs owned by our Chairman and Chief Executive Officer vested in accordance with the above referenced terms of the Agreement. With respect to such vesting of RSUs, our Chairman and Chief Executive Officer delivered 172,313 shares of common stock to satisfy withholding taxes and received 202,687 net shares of common stock. On July 14, 2019, 125,000 additional RSUs owned by our Chairman and Chief Executive Officer vested in accordance with the Agreement. With respect to the vesting of such restricted stock units, our Chairman and Chief Executive Officer delivered 56,813 shares of common stock to satisfy withholding taxes and received 68,187 net shares of common stock. On July 14, 2020, 125,000 additional RSUs owned by our Chairman and Chief Executive Officer vested in accordance with the Agreement and he delivered 50,563 shares of common stock to satisfy withholding taxes resulting in 74,437 net shares issued.

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

David Kahn serves as our Chief Financial Officer on an at-will basis at a current annual base salary of $175,000. Mr. Kahn received a discretionary annual bonus of $15,000 for each of 2020 and 2019. On December 20, 2019, Mr. Kahn was granted 7,500 RSUs under the 2013 Plan, 50% of such RSUs vested on the one year anniversary of the grant (December 20,2020) and 50% of such RSUs vest on the two year anniversary of the grant (December 20, 2021) subject to his continued employment by the Company. On December 29, 2020, Mr. Kahn was granted 7,500 RSUs under the 2013 Plan, 50% of such RSUs vest on the one year anniversary of the grant (December 29, 2021) and 50% of such RSUs vest on the two year anniversary of the grant (December 29, 2022) subject to his continued employment. In addition, in the event Mr. Kahn’s employment is terminated without “Good Cause” (as defined), he shall receive (i) (a) 6 months base salary or (b) 12 months base salary in the event of a termination without “Good Cause” within 6 months following a “Change of Control” of the Company (as defined) and (ii) accelerated vesting of all remaining unvested shares underlying his options, RSUs or any other awards he may receive in the future.

Jonathan Greene serves as our Executive Vice President on an at-will basis at an annual base salary of $200,000. Mr. Greene received a discretionary annual bonus of $25,000 for 2020 and $22,500 in 2019. On December 20, 2019, Mr. Greene was granted 10,000 RSUs under the 2013 Plan, 50% of such RSUs vested on the one-year anniversary of the date of grant (December 20, 2020) and 50% of such RSUs vest on the two year anniversary of the grant (December 20, 2021) subject to his continued employment. On December 29, 2020, Mr. Greene was granted 10,000 RSUs under the 2013 Plan, 50% of such RSUs vest on the one year anniversary of the date of grant (December 29, 2021) and 50% of such RSUs vest on the two year anniversary of the grant (December 29, 2022) subject to his continued employment.

Profit Sharing 401(k) Plan

We offer all employees who have completed a year of service (as defined) participation in a 401(k) retirement savings plan, 401(k) plans provide a tax-advantaged method of saving for retirement. We expensed matching contributions and profit sharing of $105,453 and $102,000 under the 401(k) plan for the years ended December 31, 2020 and 2019, respectively.

Director Compensation

In 2020, we compensated each non-management director of our Company by granting to each such outside director 15,000 RSUs. The RSUs vested in equal amounts of 3,750 RSUs on each of March 15, 2020, June 15, 2020, September 15, 2020 and December 15, 2020. In addition, we pay our non-management directors cash director fees of $40,000 per annum ($10,000 per quarter). Non-management directors also receive additional cash compensation on an annual basis for serving on the following Board committees: The Audit Committee Chairperson receives $7,500 and members receive $5,000; the Chairperson and members of each of the Compensation Committee and Nominating and Corporate Governance Committee receive annual fees of $3,750 and $2,500, respectively.

In consideration for serving as the sole member of our Strategic Development Committee, in June 2013 we issued to Niv Harizman a five-year stock option to purchase 300,000 shares of our common stock, at an exercise price of $1.88 per share, which option vested 100,000 shares on the date of grant, 100,000 shares on the first anniversary of the date of grant and vested 100,000 shares on the second anniversary from the grant date. On June 17, 2018, Mr. Harizman exercised the aforementioned stock option on a net (cashless) exercise basis by delivering to us 181,936 shares of our common stock and he received net 118,064 shares of our common stock.

The following table sets forth the compensation awarded to, earned by or paid to all persons who served as members of our board of directors (other than our Named Executive Officers) during the year ended December 31, 2020. No director who is also a Named Executive Officer received any compensation for services as a director in 2020.

Name	Fees earned or paid in cash ($)(1)	Stock Awards ($)(2) (3)	All other compensation ($)(4)	Total ($)
Emanuel Pearlman	$ 50,000	$ 34,500	$ 563	$ 85,063
Niv Harizman	$ 46,250	$ 34,500	$ 563	$ 81,313
Allison Hoffman	$ 48,890	$ 34,500	$ 563	$ 83,953

___________________________

(1)	Represents directors’ fees payable in cash to each non-management director of $10,000 per quarter ($40,000 per annum) for 2020 plus additional cash fees for serving on Board committees as disclosed in the text above.
(2)	The amounts included in this column represent the grant date fair value of restricted stock unit awards (RSUs) granted to directors, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions see Note B[10] to our consolidated financial statements included in this Annual Report. The 15,000 RSUs granted to each non-management director vested on a quarterly basis beginning March 15, 2020. Each restricted stock unit represents the contingent right to receive one share of common stock.
(3)	As of December 31, 2020, no stock options were owned by any of the above listed directors.
(4)	Includes payment of dividends (dividend equivalent rights) on RSUs for 2020.

Outstanding Equity Awards at December 31, 2020

The following table sets forth information relating to unexercised options and unvested restricted stock units for each Named Executive Officer as of December 31, 2020:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market value of unearned shares, units or other rights that have not vested(1) ($)
	Exercisable	Unexercisable
Corey M. Horowitz Chairman and CEO	500,000	—	$1.19	11/01/22	125,000(2)	$461,250
David Kahn Chief Financial Officer	—	—	—	—	11,250(3)	$ 41,513
Jonathan Greene Executive Vice President	—	—	—	—	15,000(4)	$55,350

_________________________________

(1)	In accordance with SEC rules, market value is based on $3.69 per share representing the closing price of our common stock on the last trading day of the year.
(2)	Represents an aggregate of 125,000 restricted stock units issued with respect to Mr. Horowitz’s employment agreement, dated July 14, 2016, that vest on July 14, 2021, subject to Mr. Horowitz’s continued employment by us (see “Executive Compensation-Narrative Disclosure to Summary Compensation Table” on pages 41-42 of this Annual Report).
(3)	Represents (i) 3,750 restricted stock units which vest on December 20, 2021, subject to Mr. Kahn’s continued employment by us and (ii) 7,500 restricted stock units, of which 50% will vest on December 29, 2021 and 50% will vest on December 29, 2022, subject to Mr. Kahn’s continued employment by us.
(4)	Represents (i) 5,000 restricted stock units which vest on December 20, 2021, subject to Mr. Greene’s continued employment by us and (ii) 10,000 restricted stock units, 50% of which vest on December 29, 2021 and 50% of which vest on December 29, 2022, subject to Mr. Greene’s continued employment by us.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 1, 2021 for (i) each of our directors, (ii) each of our executive officers, (iii) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, and (iv) all of our executive officers and directors as a group.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)(2)	PERCENTAGE OF COMMON STOCK BENEFICIALLY OWNED(2)
Executive Officers and Directors: Corey M. Horowitz(3)	6,937,189	28.2%
CMH Capital Management Corp(4)	2,291,372	9.5%
Niv Harizman(5)	260,985	1.1%
Emanuel Pearlman (6)	127,059	*
David C. Kahn(7)	110,799	*
Allison Hoffman(8)	90,811	*
Jonathan E. Greene(9)	78,663	*
All officers and directors as a group (6 Persons)	7,605,506	30.9%
5% Stockholders:
Steven D. Heinemann(10)	2,527,134	10.5%
Goose Hill Capital LLC(11)	1,941,901	8.1%

_____________________________________

*        Less than 1%.

(1)	Unless otherwise indicated, we believe that all persons named in the above table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. Unless otherwise indicated the address for each listed beneficial owner is c/o Network-1 Technologies, Inc., 445 Park Avenue, Suite 912, New York, New York 10022.
(2)	A person is deemed to be the beneficial owner of shares of common stock that can be acquired by such person within 60 days from March 1, 2021 upon the exercise of stock options or restricted stock units that vest within such 60 day period. Each beneficial owner's percentage ownership is determined by assuming that all stock options and restricted stock units held by such person (but not those held by any other person) and which are exercisable or vested within 60 days from March 1, 2021 have been exercised and vested. Assumes a base of 24,105,879 shares of our common stock outstanding as of March 1, 2021.

(3)	Includes (i) 3,623,806 shares of common stock held by Mr. Horowitz, (ii) 500,000 shares of common stock subject to currently exercisable stock options held by Mr. Horowitz, (iii) 2,157,097 shares of common stock held by CMH Capital Management Corp., an entity solely owned by Mr. Horowitz, (iv) 134,275 shares of common stock owned by the CMH Capital Management Corp. Profit Sharing Plan, of which Mr. Horowitz is the trustee, (v) 67,470 shares of common stock owned by Donna Slavitt, the wife of Mr. Horowitz, (vi) an aggregate of 452,250 shares of common stock held by two trusts and a custodian account for the benefit of Mr. Horowitz’s three children, and (vii) 2,291 shares of common stock held by Horowitz Partners, a general partnership of which Mr. Horowitz is a partner. Does not include 125,000 shares of common stock subject to restricted stock units owned by Mr. Horowitz that do not vest within 60 days of March 1, 2021.
(4)	Includes 2,157,097 shares of common stock owned by CMH Capital Management Corp. and 134,275 shares of common stock owned by CMH Capital Management Corp. Profit Sharing Plan. Corey M. Horowitz, by virtue of being the sole officer, director and shareholder of CMH Capital Management Corp. and the trustee of the CMH Capital Management Corp. Profit Sharing Plan, has the sole power to vote and dispose of the shares of common stock owned by CMH Capital Management Corp. and the CMH Capital Management Corp. Profit Sharing Plan.
(5)	Includes (i) 257,235 shares of common stock and (ii) 3,750 shares of common stock subject to restricted stock units that vest within 60 days of March 1, 2021. Does not include 11,250 shares of common stock subject to restricted stock units owned by Mr. Harizman that do not vest within 60 days from March 1, 2021.
(6)	Includes (i) 123,309 shares of common stock and (ii) 3,750 shares of common stock subject to restricted stock units that vest within 60 days of March 1, 2021. Does not include 11,250 shares of common stock subject to restricted stock units owned by Mr. Pearlman that do not vest within 60 days from March 1, 2021.
(7)	Includes 110,799 shares of common stock. Does not include 11,250 shares of common stock subject to restricted stock units owned by Mr. Kahn that do not vest within 60 days from March 1, 2021.
(8)	Includes (i) 87,061 shares of common stock and (ii) 3,750 shares of common stock subject to restricted stock units that vest within 60 days of March 1, 2021. Does not include 11,250 shares of common stock subject to restricted stock units owned by Ms. Hoffman that do not vest within 60 days from March 1, 2021.
(9)	Includes 78,663 shares of common stock. Does not include 15,000 shares of common stock subjected to restricted stock units owned by Mr. Greene that do not vest within 60 days from March 1, 2021.

(10)	Includes 585,233 shares of common stock owned by Mr. Heinemann and 1,941,901 shares of common stock owned by Goose Hill Capital LLC. Goose Hill Capital LLC is an entity in which Mr. Heinemann is the sole member. Mr. Heinemann, by virtue of being the sole member of Goose Hill Capital LLC, has the sole power to vote and dispose of the shares of common stock owned by Goose Hill Capital LLC. The aforementioned beneficial ownership is based upon Amendment No. 8 to Schedule 13G filed by Mr. Heinemann with the SEC on February 3, 2021. The address for Mr. Heinemann is c/o Goose Hill Capital, LLC, 12378 Indian Road, North Palm Beach, Florida 33408.

(11)	Includes 1,941,901 shares of common stock. Steven D. Heinemann, by virtue of being the sole member of Goose Hill Capital LLC, has the sole power to vote and dispose of the shares of common stock owned by Goose Hill Capital LLC. The aforementioned beneficial ownership is based upon Amendment No. 8 to Schedule 13G filed by Mr. Heinemann with the SEC on February 3, 2021. The address for Goose Hill Capital LLC is 12378 Indian Road, North Palm Beach, Florida 33408.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Since the last two fiscal years there were no transactions with related persons requiring disclosure under Item 404 of Regulation S-X under the Securities Act.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Friedman LLP, our independent registered public accounting firm, billed us aggregate fees of $125,211 and $124,662 for the years ended December 31, 2020 and December 31, 2019, respectively, for the audit of our annual financial statements, review of our financial statements included in our Form 10-Qs and for other services in connection with statutory or regulatory filings.

Audit Related Fees, Tax Fees and All Other Fees

Friedman LLP provided various tax compliance services for which it billed us $33,577 and $19,293, respectively, for the years ended December 31, 2020 and December 31, 2019. Friedman LLP did not render any other professional services other than those discussed above for 2020 and 2019.

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

NETWORK-1 TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Network-1 Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Network-1 Technologies, Inc. and Subsidiary (“the Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years ended December 31, 2020 and 2019, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition and Associated Contingency Fees

As described in Note B to the consolidated financial statements, the Company relies on royalty reports received from third party licensees to record its revenue for its royalty bearing licenses. Revenue earned on the Company’s Fully-Paid Licenses, for which the Company has no future obligations or performance requirements is generally recognized when the Company has obtained the signed license agreement, all performance obligations have been substantially performed, amounts are fixed and determinable, and collectability is reasonably assured. The timing and amount of revenue recognized depends upon a number of factors including the specific terms of each agreement and the nature of the deliverables and obligations.

As described in Note B to the consolidated financial statements, the Company includes in cost of revenue and related costs contingent legal fees payable to patent litigation counsel related to net proceeds from settlements.

We identified revenue recognition and the associated contingency fees as a critical audit matter because the license agreements and contingency agreements involve interpretation and estimates by management in determining the consideration for each specific license agreement and the amount of the associated contingency fees.

Our audit procedures related to the Company’s royalty bearing and fully paid licenses, and associated contingency fees included the following:

-	We evaluated management’s significant accounting policies and estimates related to royalty bearing and fully-paid license revenue.
-	We obtained and examined the final settlement and license agreements entered into during the year and tested management’s identification of the significant terms for completeness. We evaluated the appropriateness of management’s application of their accounting principles, in their determination of revenue recognition.
-	We reviewed the contingency fee agreements with the Company’s legal counsel and evaluated management’s estimates and calculations of contingency fees.
-	We confirmed with third party legal counsel all outstanding legal costs and contingency fees outstanding as of December 31, 2020.

We have served as the Company’s auditor since 2014.

New York, New York

March 31, 2021

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$25,505,000	$22,587,000
Marketable securities, at fair value	19,366,000	25,730,000
Royalty receivables	—	343,000
Other current assets	120,000	98,000

Total Current Assets	44,991,000	48,758,000

OTHER ASSETS:
Deferred tax assets, net	954,000	—
Patents, net of accumulated amortization	1,578,000	1,819,000
Equity investment	3,650,000	4,437,000
Operating leases right-of-use asset	—	41,000
Security deposits	21,000	21,000

Total Other Assets	6,203,000	6,318,000

TOTAL ASSETS	$51,194,000	$55,076,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:

CURRENT LIABILITIES:
Accounts payable	$597,000	$421,000
Accrued contingency fees and related costs	932,000	492,000
Accrued payroll	277,000	334,000
Operating lease obligations – current	—	41,000
Other accrued expenses	226,000	281,000

TOTAL LIABILITIES	2,032,000	1,569,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value; authorized 10,000,000 shares; none issued and outstanding at December 31, 2020 and December 31, 2019	—	—

Common stock, $0.01 par value; authorized 50,000,000 shares; 24,105,879 and 24,036,071 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	241,000	240,000

Additional paid-in capital	66,124,000	65,824,000
Accumulated deficit	(17,193,000)	(12,636,000)
Accumulated other comprehensive income (loss)	(10,000)	79,000

TOTAL STOCKHOLDERS’ EQUITY	49,162,000	53,507,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,194,000	$55,076,000

The accompanying notes are an integral part of the consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2020	2019

REVENUE	$4,403,000	$3,037,000

OPERATING EXPENSES:
Costs of revenue	1,653,000	882,000
Professional fees and related costs	2,407,000	1,490,000
General and administrative	2,162,000	2,167,000
Amortization of patents	292,000	285,000
Stock-based compensation	302,000	567,000

TOTAL OPERATING EXPENSES	6,816,000	5,391,000

OPERATING LOSS	(2,413,000)	(2,354,000)
OTHER INCOME:
Interest and dividend income, net	522,000	1,150,000
Net realized and unrealized gain on marketable securities	15,000	37,000
Total other income, net	537,000	1,187,000

LOSS BEFORE INCOME TAXES AND EQUITY IN
NET LOSSES OF EQUITY METHOD INVESTEE	(1,876,000)	(1,167,000)

INCOME TAXES PROVISION (BENEFIT):
Current	(464,000)	(147,000)
Deferred taxes, net	(490,000)	168,000
Total income taxes (benefit)	(954,000)	21,000
LOSS BEFORE SHARE OF NET LOSSES OF EQUITY METHOD INVESTEE:	(922,000)	(1,188,000)

SHARE OF NET LOSSES OF EQUITY METHOD INVESTEE	$(787,000)	$(604,000)

NET LOSS	$(1,709,000)	$(1,792,000)

Net Loss Per Share:
Basic	$(0.07)	$(0.07)
Diluted	$(0.07)	$(0.07)

Weighted average common shares outstanding:
Basic	24,011,354	23,978,774
Diluted	24,011,354	23,978,774

Cash dividends declared per share	$0.10	$0.10

NET LOSS	$(1,709,000)	$(1,792,000)

OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized holding gain (loss) on corporate bonds and notes arising during the year, net of tax	(89,000)	160,000

COMPREHENSIVE LOSS	$(1,798,000)	$(1,632,000)

The accompanying notes are an integral part of the consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance – January 1, 2019	23,735,927	$237,000	$65,151,000	$(7,102,000)	$(81,000)	$58,205,000

Dividends and dividend equivalents declared	―	―	―	(2,442,000)	―	(2,442,000)
Stock-based compensation	―	―	567,000	―	―	567,000
Vesting of restricted stock units	235,000	2,000	―	―	―	2,000
Value of shares delivered to pay withholding taxes	(70,016)	(1,000)	―	(161,000)	―	(162,000)
Cashless exercise of options	964,849	10,000	―	―	―	10,000
Value of shares delivered to pay withholding taxes	(559,467)	(6,000)	―	(370,000)	―	(376,000)
Proceeds from exercise of options	65,150	1,000	106,000	―	―	107,000
Treasury stock purchased and retired	(335,372)	(3,000)	―	(769,000)	―	(772,000)
Net unrealized gain on corporate bonds and notes	―	―	―	―	160,000	160,000
Net loss	―	―	―	(1,792,000)	―	(1,792,000)
Balance – December 31, 2019	24,036,071	$240,000	$65,824,000	$(12,636,000)	$79,000	$53,507,000

Dividends and dividend equivalents declared	―	―	―	(2,435,000)	―	(2,435,000)
Stock-based compensation	―	―	302,000	―	―	302,000
Vesting of restricted stock units	247,500	3,000	(3,000)	―	―	―
Value of shares delivered to pay withholding taxes	(66,510)	(1,000)	1,000	(161,000)	―	(161,000)
Cashless exercise of options	105,000	1,000	―	―	―	1,000
Value of shares delivered to pay withholding taxes	(100,293)	(1,000)	―	―	―	(1,000)
Treasury stock purchased and retired	(115,889)	(1,000)	―	(252,000)	―	(253,000)
Net unrealized loss on corporate bonds and notes	―	―	―	―	(89,000)	(89,000)
Net loss	―	―	―	(1,709,000)	―	(1,709,000)
Balance – December 31, 2020	24,105,879	$241,000	$66,124,000	$(17,193,000)	$(10,000)	$49,162,000

The accompanying notes are an integral part of the consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020		2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(1,709,000)		$(1,792,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of patents		292,000		285,000
Stock-based compensation		302,000		567,000
Loss from equity investment		787,000		604,000
Deferred tax expense (benefit)		(954,000)		168,000
Amortization of right of use asset		41,000		127,000
Unrealized gain on marketable securities		(88,000)		(5,000)

Changes in operating assets and liabilities:
Royalty receivables		343,000		101,000
Other current assets		(22,000)		14,000
Accounts payable		180,000		351,000
Operating lease obligations		(41,000)		(126,000)
Accrued expenses		366,000		(899,000)

NET CASH USED IN OPERATING ACTIVITIES		(503,000)		(605,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities		24,216,000		33,888,000
Purchases of marketable securities		(17,859,000)		(28,225,000)
Development of patents		(51,000)		(115,000)
Equity investment		―		(2,500,000)
NET CASH PROVIDED BY INVESTING ACTIVITIES		6,306,000		3,048,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid		(2,471,000)		(2,416,000)
Value of shares delivered to fund withholding taxes		(161,000)		(538,000)
Repurchases of common stock, inclusive of commissions		(253,000)		(772,000)
Proceeds from exercises of stock options		―		107,000

NET CASH USED IN FINANCING ACTIVITIES		(2,885,000)		(3,619,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		2,918,000		(1,176,000)

CASH AND CASH EQUIVALENTS, beginning of year		22,587,000		23,763,000

CASH AND CASH EQUIVALENTS, end of year		$25,505,000		$22,587,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the years for:
Interest	$	―	$	―
Income taxes	$	―	$	―

NON-CASH FINANCING ACTIVITY
Accrued dividend rights on restricted stock units		$31,000		$48,000

The accompanying notes are an integral part of the consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

Note A – Business

Network-1 Technologies, Inc. (the “Company”) is engaged in the development, licensing and protection of its intellectual property assets. The Company presently owns eighty-four (84) patents including (i) the remote power patent (the “Remote Power Patent”) covering delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) the Mirror Worlds patent portfolio (the “Mirror Worlds Patent Portfolio”) relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) the Cox patent portfolio (the “Cox Patent Portfolio) relating to enabling technology for identifying media content on the Internet and taking further actions to be performed after such identification; and (iv) the M2M/IoT patent portfolio (the “M2M/IoT Patent Portfolio”) relating to, among other things, enabling technology for authenticating, provisioning and using embedded sim cards in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers.

Until March 7, 2020, when the Remote Power Patent expired, the Company had been actively engaged in licensing its Remote Power Patent (U.S. Patent No. 6,218,930). As of March 7, 2020, the Company had twenty-seven (27) license agreements with respect to its Remote Power Patent. As a result of the expiration of the Remote Power Patent, the Company no longer receives licensing revenue for its Remote Power Patent for any period subsequent to the expiration date (March 7, 2020). As a result of the decision on September 24, 2020 of the U.S. Court of Appeals for the Federal Circuit to overturn the District Court’s judgment of non-infringement that resulted from the Company’s trial with Hewlett-Packard involving the Remote Power Patent, the Company believed that Cisco Systems, Inc. (“Cisco”), the largest licensee of the Remote Power Patent, was obligated to pay the Company royalties that accrued but were not paid beginning in the fourth quarter of 2017 through the expiration of the Remote Power Patent.  On March 30, 2021, the Company entered into an amendment (the “Amendment”) to the Settlement and License Agreement, dated May 25, 2011, between the Company and Cisco (the “Agreement”). Pursuant to the Amendment, Cisco agreed to pay $18,691,890 to the Company to resolve a dispute relating to Cisco’s contractual obligation to pay royalties under the Agreement to the Company for the period beginning in the fourth quarter of 2017 through March 7, 2020 (when the Remote Power Patent expired) with respect to licensing the Remote Power Patent (see Note O[5] hereof).  The Company also believes that NETGEAR, Inc. (“Netgear”), another licensee of the Remote Power Patent, is obligated to pay the Company royalties that accrued but were not paid during the same period.  The Company has commenced litigation against Netgear (see Note K[6] hereof).  In addition, the Company may receive additional revenue related to its Remote Power Patent from Hewlett-Packard depending upon the outcome of the new trial as a result of the Federal Circuit’s decision in September 2020 (see Note K[1] and Note K[3] hereof).

Consistent with the Company’s revenue recognition policy (see Note B[5] hereof), the Company did not record revenue beginning in the fourth quarter of 2017 through March 7, 2020 (the expiration of the Remote Power Patent) from Cisco and Netgear, who had notified the Company they would not pay the Company ongoing royalties as a result of the jury verdict of non-infringement in the Company’s trial with Hewlett-Packard.

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

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company’s consolidated financial statements include revenue recognition, contingent legal fees and related costs, income taxes, valuation of patents and equity method investments, including evaluation of the Company’s basis difference. Actual results could be materially different from those estimates, upon which the carrying values were based.

[3]	Cash and Cash Equivalents

The Company maintains cash deposits in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). Accounts at each institution are insured by the FDIC up to $250,000. At December 31, 2020 and 2019, the Company had $5,477,000 and $9,120,000, respectively, in excess of the FDIC insured limit.

The Company considers all highly liquid short-term investments, including certificates of deposit and money market funds, that are purchased with an original maturity of three months or less to be cash equivalents.

[4]	Marketable Securities

The Company’s marketable securities are comprised of certificates of deposit with original maturity greater than three months from date of purchase, fixed income mutual funds, and corporate bonds and notes (see Note G). At December 31, 2020 and December 31, 2019, included in marketable securities, the Company had aggregate certificates of deposit of $3,500,000 and $8,921,000, respectively, at financial institutions that were within the FDIC limit. The Company’s marketable securities are measured at fair value and are accounted for in accordance with ASU 2016-01. Unrealized holding gains and losses on certificates of deposit and fixed income mutual funds are recorded in net realized and unrealized gain (loss) from investments on the consolidated statements of operations and comprehensive income (loss). Unrealized holding gains and losses, net of the related tax effect, on corporate bonds and notes are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the marketable securities.

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

NETWORK-1 TECHNOLOGIES, INC.

Note B – Summary of Significant Accounting Policies (continued)

Revenue disaggregated by source is as follows:

	Years Ended December 31,
	2020			2019
Fully-Paid Licenses	$	―		$130,000	(1)
Royalty Bearing Licenses		4,403,000	(2)	2,907,000
Total Revenue		$4,403,000		$3,037,000

__________________________

(1)	Includes conversion of an existing royalty bearing license to a fully-paid license.
(2)	Includes revenue of $4,150,000 from a litigation settlement with Dell, Inc. (see Note K[2] hereof).

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

NETWORK-1 TECHNOLOGIES, INC.

Note B – Summary of Significant Accounting Policies (continued)

The Company recognizes revenue from their Royalty Bearing Licenses in a manner consistent with the legal form of the arrangement, and in accordance with the royalty recognition constraint that applies to licenses of IP for which some or all of the consideration is in the form of sales or usage based royalty. Consequently, the Company recognizes revenue at the later of when (1) the subsequent sale occurs or (2) the performance obligation to which some or all of the sales based royalty has been satisfied.

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

[8]	Costs of Revenue and Related Costs

The Company includes in costs of revenue for the year ended December 31, 2020 and 2019 contingent legal fees payable to patent litigation counsel, any other contractual payments related to net proceeds from settlements (see Note I[2] hereof) and incentive bonus compensation payable to its Chairman and Chief Executive Officer.

During the year ended December 31, 2020, the Company had a change in estimate related to accrued contingency fees and related costs. The change was the result of the Company receiving new information reflecting additional legal costs in connection with certain contingent litigation. The effect of this change in estimate for the year ended December 31, 2020, was an increase in professional fees and related costs of $886,000 and a corresponding increase in our operating loss and net loss of $886,000, and a decrease in basic and diluted earnings per share of $0.04 per share.

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

NETWORK-1 TECHNOLOGIES, INC.

Note B – Summary of Significant Accounting Policies (continued)

As of December 31, 2019, the Company recorded a full valuation allowance against its deferred tax assets due to uncertainty concerning its ability to generate future net income. As of December 31, 2020, the Company relieved the valuation allowance against its deferred tax assets as a result of Cisco’s agreement to pay the Company $18,691,890 to resolve a dispute (see Note O[5] hereof).

ASC 740-10, Accounting for Uncertainty in Income Taxes, defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company had no uncertain tax positions as of December 31, 2020 and 2019.

U.S. federal, state and local income tax returns prior to 2017 are not subject to examination by any applicable tax authorities, except that tax authorities could challenge returns (only under certain circumstances) for earlier years to the extent they generated loss carry-forwards that are available for those future years.

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

The Company’s marketable securities are classified within Level 1 because they are valued using quoted market prices in an active market.

[13]	Carrying Value, Recoverability and Impairment of Long-Lived Assets

An impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. If an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited. At December 31, 2020 and 2019, there was no impairment to the Company’s patents and equity investment.

The Company’s equity investment in ILiAD Biotechnologies, LLC (“ILiAD”), a privately held development stage biotechnology company is evaluated on a non-recurring basis for impairment and when and if a triggering event occurs, and is classified within Level 3 as it is valued using significant unobservable inputs or data in an inactive market, and the valuation requires management judgment due to the absence of market price and inherent lack of liquidity.

[14]	Dividend Policy

Cash dividends are recorded when declared by the Company’s Board of Directors. Common stock dividends are charged against retained earnings when declared or paid (see Note N hereof).

NETWORK-1 TECHNOLOGIES, INC.

Note B – Summary of Significant Accounting Policies (continued)

[15]	Reclassification

The Company has reclassified certain amounts in prior period consolidated financial statements to conform to the current period’s presentation. These reclassifications had no impact on the previously reported net income.

[16]	New Accounting Standards

Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions for performing intra-period allocation and calculating income taxes in interim periods. It also simplifies the accounting for income taxes by requiring recognition of franchise tax partially based on income as an income-based tax, requiring reflection of enacted changes in tax laws in the interim period and making improvements for income taxes related to employee stock ownership plans. ASU 2019-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. The Company does not expect that the adoption of this standard will have a material effect on its consolidated financial statements.

Equity Securities

In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The ASU amends and clarifies certain interactions between the guidance under Topic 321, Topic 323 and Topic 815, by reducing diversity in practice and increasing comparability of the accounting for these interactions. The amendments in the ASU should be applied on a prospective basis. The ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, including early adoption in an interim period for which financial statements have not yet been issued. The Company does not expect that the adoption of this standard will have a material effect on its consolidated financial statements.

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

Codification Improvements

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The amendments in Section B of this Update improve the consistency of the Codification by including all disclosure guidance in the appropriate Disclosure Section. Section C of this Update contains Codification improvements that vary in nature. The amendments in this Update should be applied retrospectively. This Update is effective for annual periods beginning after December 15, 2020. Early application of the amendments in this Update is permitted for any annual or interim period for which financial statements have not been issued. The Company is currently evaluating the impact the standard will have on its consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

Note C – Patents

The Company’s intangible assets at December 31, 2020 include patents with estimated remaining economic useful lives ranging from 0.75 to 12.75 years. For all periods presented, all the Company’s patents were subject to amortization. The gross carrying amounts and accumulated amortization related to acquired intangible assets as of December 31, 2020 and 2019 were as follows:

	2020	2019
Gross carrying amount	$7,848,000	$7,797,000
Accumulated amortization	(6,270,000)	(5,978,000)
Patents, net	$1,578,000	$1,819,000

Amortization expense for the years ended December 31, 2020 and 2019 was $292,000 and $285,000, respectively. Future amortization of current intangible assets, net is as follows:

For the years ended December 31,
2021	$294,000
2022	294,000
2023	230,000
2024	83,000
2025 and thereafter	677,000
Total	$1,578,000

The Company’s Remote Power Patent expired on March 7, 2020. All patents within our Mirror Worlds Patent Portfolio and QoS Patents have also expired. The expiration dates of the patents within the Cox Patent Portfolio range from September 2021 to November 2023. The expiration dates of patents within the Company’s M2M/IoT Patent Portfolio range from September 2033 to May 2034.

Note D – Loss Per Share

Basic Loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted per share data included the dilutive effects of stock options and restricted stock units. Potential shares of 662,500 and 945,000 at December 31, 2020 and 2019, respectively, consist of options and restricted stock units. Computations of basic and diluted weighted average common shares outstanding are as follows:

	2020	2019

Weighted-average common shares outstanding – basic	24,011,354	23,978,774
Dilutive effect of stock options and restricted stock units	―	―

Weighted-average common shares outstanding – diluted	24,011,354	23,978,774

Stock option and restricted stock units excluded from the computation of diluted income per share because the effect of inclusion would have been anti-dilutive	662,500	945,000

NETWORK-1 TECHNOLOGIES, INC.

Note E – Income Taxes

Significant components of the income taxes were as follows for the years ended December 31, 2020 and 2019.

	2020	2019
Current
State and local	$(34,000)	$50,000
Federal	(430,000)	(197,000)
Total Current Tax Expense	$(464,000)	$(147,000)

Deferred
State and local	(32,000)	―
Federal	(458,000)	168,000
Total Deferred Tax Expense (Benefit)	(490,000)	168,000

Total Income Taxes	$(954,000)	$21,000

Significant components of deferred tax assets as of December 31, 2020 and 2019 consisted of the following:

	2020	2019
Deferred tax assets: Net operating loss carry forwards	$1,665,000		$490,000

Deferred Tax Liability	(711,000)		―

Valuation Allowance	―		(490,000)

Total deferred tax assets	$954,000	$	―

At December 31, 2020, the Company had net operating loss carryforwards (NOLs) totaling approximately $7,761,000 that under the Tax Act do not expire. As of December 31, 2019, the Company recorded a full valuation allowance against its deferred tax assets due to uncertainty concerning its ability to generate future net income. As of December 31, 2020, the Company relieved the valuation allowance against its deferred tax assets as a result of Cisco’s agreement to pay the Company $18,691,890 to resolve a dispute (see Note O[5] hereof). Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

The reconciliation between the taxes as shown and the amount that would be computed by applying the statutory federal income tax rate to the net income before income taxes is as follows:

	Years Ended
	December 31,
	2020	2019

Income tax - statutory rate	21.0%	21.0%
Permanent difference	(5.05)%	―
State and other	1.48%	(2.82)%
Adjustment of tax liability	―	8.27%
Valuation allowance on deferred tax assets	18.4%	(27.63)%
Total	35.83%	(1.18)%

NETWORK-1 TECHNOLOGIES, INC.

Note E – Income Taxes (continued)

While only the tax returns for the three years ended prior to December 31, 2020 are open for examination for taxes payable for those years, tax authorities could challenge returns (only under certain circumstances) for earlier years to the extent that they generated loss carry-forwards that are available for those future years. In July 2018, the Internal Revenue Service notified the Company that it was examining its 2016 federal tax return. In March 2020, the Company was advised by Internal Revenue Service that the examination was concluded with no change to the Company’s 2016 federal tax return.

The Company re-evaluated certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%, and determined that such items had no material impact on the Company’s financial statements.

The personal holding company (“PHC”) rules under the Internal Revenue Code impose a 20% tax on a PHC’s undistributed personal holding company income (“UPHCI”), which means, in general, taxable income subject to certain adjustments. For a corporation to be classified as a PHC, it must satisfy two tests: (i) that more than 50% in value of its outstanding shares must be owned directly or indirectly by five or fewer individuals at any time during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the “Ownership Test”) and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the “Income Test”). Beginning in July 2020, based upon available shareholder information and certain assumptions as to the attribution of stock ownership, the Company may have satisfied the Ownership Test. In addition, the Company may have satisfied the Income Test. In any event, the Company did not have UPHCI for 2020 because the Company did not have taxable income as adjusted for purposes of computing UPHCI for 2020. If the Company satisfies both the Ownership Test and Income Test and has UPHCI for the year ending December 31, 2021 (or for any subsequent year in which such tests are also satisfied), the Company would be subject to a 20% tax on the amount of UPHCI that it does not distribute to its shareholders.

Note F – Stockholders’ Equity

The 2013 Stock Incentive Plan (“2013 Plan”) provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock, (d) stock appreciation rights, and (e) other stock-based awards including restricted stock units. Awards under the 2013 Plan may be granted singly, in combination, or in tandem. Subject to standard anti-dilution adjustments as provided, the 2013 Plan provides for an aggregate of 2,600,000 shares of the Company’s common stock to be available for distribution. The Company’s Compensation Committee generally has the authority to administer the 2013 Plan, determine participants who will be granted awards, the size and types of awards, the terms and conditions of awards and the form and content of the award agreements representing awards. Awards under the 2013 Plan may be granted to employees, directors and consultants of the Company and its subsidiaries. As of December 31, 2020, there are 1,877,308 shares of common stock available for issuance under the 2013 Plan.

[1]	Restricted Stock Units

A summary of restricted stock units granted during the year ended December 31, 2020 is as follows (each restricted stock unit represents the contingent right to receive one share of the Company’s common stock):

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance of restricted stock units outstanding at December 31, 2019	340,000	$2.15
Grants of restricted stock units	70,000	2.68
Vested restricted stock units	(247,500)	(2.23)
Balance of unvested restricted stock units at December 31, 2020	162,500	$2.25

NETWORK-1 TECHNOLOGIES, INC.

Note F – Stockholders’ Equity (continued)

Restricted stock unit compensation expense was $302,000 for the year ended December 31, 2020 and $567,000 for the year ended December 31, 2019.

The Company has an aggregate of $105,000 of unrecognized restricted stock unit compensation expense as of December 31, 2020 to be expensed over a weighted average period of 1.75 years.

The fair value of restricted stock units is determined based on the number of shares granted and the quoted market price of the Company’s common stock on the date of grant for time-based and performance-based awards.

All of the Company’s issued restricted stock units have divided equivalent rights. As of December 31, 2020 and 2019, there was $53,000 and $90,000 accrued for dividend equivalent rights which were included in other accrued expenses.

[2]	Stock Options

At December 31, 2020, one stock option to purchase 500,000 shares of common stock were outstanding representing an option grant outside of the 2013 Plan (issued prior to the establishment of the 2013 Plan). There were no grants of stock options during the years ended December 31, 2020 and 2019.

The following table summarizes stock option activity for the years ended December 31:

	2020		2019
		Weighted		Weighted
		Average		Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price

Options outstanding at beginning of year	605,000	$1.39	1,635,000	$1.18
Granted	—	—	―	—
Expired	—	—	—	—
Exercised	(105,000)	$2.34	(1,030,000)	$1.05

Options outstanding at end of year	500,000	$1.19	605,000	$1.39

Options exercisable at end of year	500,000	$1.19	605,000	$1.39

During the year ended December 31, 2020 and 2019, the Company did not recognize any stock-based compensation related to the vesting of prior issued stock options to employees and directors. The Company at December 31, 2020 and 2019 had no remaining unrecognized expenses related to unvested stock options to employees and directors. The aggregate intrinsic value of all stock options exercisable at December 31, 2020 and 2019 was $1,250,000 and $495,000, respectively.

During the year ended December 31, 2020, stock options to purchase an aggregate of 105,000 shares of the Company’s Common Stock at an exercise price of $2.34 per share were exercised on net exercise (cashless basis) by each of the Company’s three outside directors. With respect to the net exercise (cashless) of these stock options, 4,707 aggregate net shares were delivered to the outside directors.

NETWORK-1 TECHNOLOGIES, INC.

Note F – Stockholders’ Equity (continued)

During the year ended December 31, 2019, stock options to purchase an aggregate of 1,030,000 shares of the Company’s common stock were exercised (964,849 shares of which were exercised on a net exercise (cashless basis)) by the Chairman and Chief Executive Officer of the Company (750,000 shares), Chief Financial Officer and Executive Vice President (50,000 shares each), the Company’s three outside directors (35,000 shares each) and a consultant (75,000 shares) at exercise prices ranging from $0.83 to $1.65 per share. With respect to the options to purchase 964,849 shares on a net exercise (cashless) basis, aggregate net shares of 405,381 were delivered to the holders.

The following table presents information relating to all stock options outstanding and exercisable at December 31, 2020:

Weighted
		Weighted	Average
		Average	Remaining
Exercise	Option	Exercise	Life in	Option
Price	Outstanding	Price	Years	Exercisable

$1.19	500,000	$1.19	1.84	500,000

Note G – Marketable Securities

Marketable securities as of December 31, 2020 and 2019 were composed of:

	December 31, 2020
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Certificates of deposit	$3,534,000	$7,000	$—	$3,541,000
Fixed income mutual funds	11,255,000	80,000	—	11,335,000
Corporate bonds and notes	4,500,000	18,000	(28,000)	4,490,000
Total marketable securities	$19,289,000	$105,000	$(28,000)	$19,366,000

	December 31, 2019
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Certificates of deposit	$8,953,000	$6,000	$—	$8,959,000
Fixed income mutual funds	7,878,000	1,000	—	7,879,000
Corporate bonds and notes	8,813,000	112,000	(33,000)	8,892,000
Total marketable securities	$25,644,000	$119,000	$(33,000)	$25,730,000

NETWORK-1 TECHNOLOGIES, INC.

Note H – Equity Investment

During the period December 2018 – August 2019, the Company made an aggregate investment of $5,000,000 in ILiAD Biotechnologies, LLC (“ILiAD), a privately held clinical stage biotechnology company dedicated to the prevention of human disease caused by Bordetella pertussis with a current focus on its proprietary intranasal vaccine BPZE1, for the prevention of pertussis (whooping cough). On December 31, 2020, the Company owned approximately 9.5% of the outstanding units of ILiAD on a non-fully diluted basis and 7.9% of the outstanding units on a fully diluted basis (after giving effect to the exercise of all outstanding options and warrants). In connection with its investment, the Company’s Chairman and Chief Executive Officer became a member of ILiAD’s Board of Managers and receives the same compensation for service on the Board of Managers as other non-management Board members. The Company incurred approximately $41,000 of advisory and legal expenses in conjunction with its equity investment in ILiAD which have been capitalized as a component of the equity investment carrying value.

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

The Company’s investment in ILiAD is accounted for as an equity method investment in accordance with ASC 323, Investments — Equity Method and Joint Ventures as the Company has the ability to exercise significant influence, but not control, over ILiAD. The Company’s investment in ILiAD is measured at cost minus impairment, if any, plus or minus the Company’s share of ILiAD’s income or loss. The Company’s proportionate share of the income or loss from its investment in ILiAD is recognized on a one-quarter lag. At September 30, 2020, the Company owned approximately 9.5% of the outstanding units of ILiAD (on a non-fully diluted basis). For the year ended December 31, 2020, the Company recorded a net (loss) from its equity method investment in ILiAD of $(787,000).

The difference between the Company’s share of equity in ILiAD’s net assets and the equity investment carrying value reported on the Company’s consolidated balance sheet at December 31, 2020 is due to an excess amount paid over the book value of the investment totaling approximately $5,000,000 which are accounted for as equity method goodwill.

Note I – Commitments and Contingencies

[1]	Legal fees:

Russ, August & Kabat provides legal services to the Company with respect to its pending patent litigation filed in May 2017 against Facebook, Inc. in the U.S. District Court for the Southern District of New York relating to several patents within the Company’s Mirror Worlds Patent Portfolio (see Note K[5] hereof). The terms of the Company’s agreement with Russ, August & Kabat provide for cash payments on a monthly basis subject to a cap plus a contingency fee ranging between 15% and 24% of the net recovery (after deduction of expenses) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved. The Company is responsible for all expenses incurred with respect to this litigation.

Russ, August & Kabat also provides legal services to the Company with respect to its pending patent litigations filed in April 2014 and December 2014 against Google Inc. and YouTube, LLC in the U.S. District Court for the Southern District of New York relating to certain patents within the Cox Patent Portfolio acquired by the Company from Dr. Cox (see Note K[4] hereof). The terms of the Company’s agreement with Russ, August & Kabat provide for legal fees on a full contingency basis ranging from 15% to 30% of the net recovery (after deduction of expenses) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved. The Company is responsible for all expenses incurred with respect to this litigation.

NETWORK-1 TECHNOLOGIES, INC.

Note I – Commitments and Contingencies (continued)

Dovel & Luner, LLP provides legal services to the Company with respect to the Company’s pending patent litigation filed in September 2011 against sixteen (16) data networking equipment manufacturers in the U.S. District Court for the Eastern District of Texas, (Tyler Division) (see Note K[1]). The terms of the Company’s agreement with Dovel & Luner LLP essentially provide for legal fees on a full contingency basis ranging from 12.5% to 35% (with certain exceptions) of the net recovery (after deduction for expenses) depending on the stage of the preceding in which a result (settlement or judgment) is achieved. The Company is responsible for a portion of the expenses incurred with respect to this litigation. For the year ended December 31, 2020 and 2019, the Company incurred contingent legal fees to Dovel & Luner of $1,428,000 and $696,000, respectively, with respect to the litigation.  As of December 31, 2020, the Company accrued expenses of $886,000 to Dovel & Luner with respect to the litigation (see Note B[8] hereof).

Dovel & Luner, LLP also provided legal services to the Company with respect to the Company’s patent litigation settled in July 2010 against several major data networking equipment manufacturers including Cisco (see Note K[3]). The terms of the Company’s agreement with Dovel & Luner, LLP provided for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of up to 24% (based on the settlement being achieved at the trial stage) including legal fees of local counsel in Texas. With respect to any royalty payments payable by Cisco relating to royalties for the period prior to the expiration of the Remote Power Patent (March 7, 2020), the Company has an obligation to pay Dovel & Luner contingency fees of 24% (see Note O[5] hereof).  During the years ended December 31, 2020 and 2019, there was no expense incurred for contingency fees due Dovel & Luner. In addition, as of December 31, 2020 and 2019, there were no outstanding contingency fees due Dovel & Luner with respect to this litigation.

[2]	Patent Acquisitions:

In connection with the Company’s acquisition of its Cox Patent Portfolio, the Company is obligated to pay Dr. Cox 12.5% of the net proceeds (after deduction of expenses) generated by the Company from licensing, sale or enforcement of the patent portfolio.

As part of the acquisition of the Mirror Worlds Patent Portfolio, the Company also entered into an agreement with Recognition Interface, LLC (“Recognition”) pursuant to which Recognition received from the Company an interest in the net proceeds realized from the monetization of the Mirror Worlds Patent Portfolio, as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; and (iii) 20% of any portion of the net proceeds in excess of $250 million. Since entering into the agreement with Recognition in May 2013, the Company has paid Recognition an aggregate of $3,127,000 with respect to such net proceeds interest related to the Mirror Worlds Patent Portfolio. No such payments were made by the Company to Recognition during the year ended December 31, 2020 and 2019.

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

The Company leases its principal office space in New York City at a monthly base rent of approximately $3,900 which lease expired on March 31, 2020 and is occupied on a month-to-month basis. The Company also leases office space in New Canaan, Connecticut, at a base rent of approximately $7,300 per month and is occupied on a month-to-month basis.

Under ASC 842, operating lease expense is generally recognized evenly over the term of the lease. Leases with an initial term of twelve months or less are not recorded on the balance sheet.

As of December 31, 2020, there were no future lease payments included in the measurement of operating lease liabilities on the consolidated balance sheet as all of the Company’s leases were on a month-to-month basis. In accordance with ASC 842 and the Company’s policy, the Company does not recognize an operating lease right-of-use asset and associated lease obligation for leases with an initial term of less than 12 months.

NETWORK-1 TECHNOLOGIES, INC.

Note I – Commitments and Contingencies (continued)

[4]	Savings and investment plan:

The Company has a Savings and Investment Plan which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986. The Company also may make discretionary annual matching contributions and profit sharing in amounts determined by the Board of Directors, subject to statutory limits. The 401(k) Plan expense for the years ended December 31, 2020 and 2019 was $105,450 and $102,000, respectively.

Note J - Employment Arrangements and Other Agreements

[1] On July 14, 2016, the Company entered into a new employment agreement (“Agreement”) with its Chairman and Chief Executive Officer, pursuant to which he continues to serve as Chairman and Chief Executive Officer for a five year term, at an annual base salary of $475,000 which shall be increased by 3% per annum during the term of the Agreement. The Agreement established an annual target bonus of $175,000 for the Chairman and Chief Executive Officer based upon performance. During each of the years ended December 31, 2020 and 2019, the Company’s Chairman and Chief Executive Officer received an annual discretionary bonus of $125,000 and $100,000, respectively. In addition, in accordance with the Agreement, the Company granted to the Chairman and Chief Executive Officer, under its 2013 Plan, 750,000 restricted stock units (the “RSUs”, each RSU awarded by the Company represents a contingent right to receive one share of the Company’s common stock). The Agreement provided for the 750,000 RSUs to vest in three tranches, as follows: (i) 250,000 RSUs shall vest on July 14, 2018, subject to the Chairman and Chief Executive’s continued employment by the Company through the vesting date (the “Employment Condition”); (ii) 250,000 RSUs shall vest at any time beginning July 14, 2018 through July 14, 2021 in equal annual installments for the remaining term of employment, subject to (1) the Employment Condition being satisfied through each such annual vesting date and (2) the Company’s common stock achieving a closing price (for 20 consecutive trading days) of a minimum of $3.25 per share (subject to adjustment for stock splits) at any time during the term of employment; and (iii) 250,000 RSUs vest at any time beginning July 14, 2018 through July 14, 2021 in equal annual installments for the remaining term of employment subject to (1) the Employment Condition being satisfied through each such annual vesting date and (2) the Company’s common stock achieving a closing price (for 20 consecutive trading days) of a minimum of $4.25 per share (subject to adjustment for stock splits) at any time during the term of employment. The aforementioned stock price vesting conditions of $3.25 per share and $4.25 per share have been satisfied. Notwithstanding the aforementioned, in the event of a Change of Control (as defined), a Termination Other Than for Cause (as defined), or a termination of employment for Good Reason (as defined), all the 750,000 RSUs shall accelerate and become immediately fully vested. All RSUs granted by the Company to its officers, directors or consultants have dividend equivalent rights.

Under the terms of the Agreement, so long as the Company’s Chairman and Chief Executive Officer continues to serve as an executive officer of the Company, whether pursuant to the Agreement or otherwise, he shall also receive incentive compensation in an amount equal to 5% of the Company’s gross royalties or other payments from Licensing Activities (as defined) (without deduction of legal fees or any other expenses) with respect to its Remote Power Patent and a 10% net interest (gross royalties and other payments after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company’s royalties and other payments relating to Licensing Activities with respect to patents other than the Remote Power Patent (including the Company’s Mirror Worlds Patent Portfolio, Cox Patent Portfolio and M2M/IoT Patent Portfolio) (collectively, the “Incentive Compensation”). During the year ended December 31, 2020 and 2019, the Company’s Chairman and Chief Executive Officer earned Incentive Compensation of $220,000 and $152,000, respectively. As of December 31, 2020, and 2019, the amount of accrued compensation for the Company’s Chairman and Chief Executive Officer was $2,000 and $92,000, respectively.

On July 14, 2018, 375,000 RSUs owned by the Company’s Chairman and Chief Executive Officer vested in accordance with the above referenced terms of the Agreement. With respect to such vesting of RSUs, the Company’s Chairman and Chief Executive Officer delivered 172,313 shares of common stock to satisfy withholding taxes and received 202,687 net shares of common stock. In addition, in accordance with the above referenced RSU vesting provisions, at December 31, 2018, Mr. Horowitz owned 375,000 unvested RSUs which vest in equal annual installments of 125,000 shares of our common stock on each of July 14, 2019, July 14, 2020 and July 14, 2021, subject to the Chairman and Chief Executive Officer’s continued employment. With respect

NETWORK-1 TECHNOLOGIES, INC.

Note J - Employment Arrangements and Other Agreements (continued)

to the vesting of RSUs for 125,000 shares of our common stock on July 14, 2019, the Chairman and Chief Executive Officer delivered 56,813 shares of common stock to satisfy withholding taxes and received 68,187 net shares of common stock. On July 14, 2020, 125,000 additional RSUs owned by the Chairman and Chief Executive Officer vested in accordance with the Agreement and the Chairman and Chief Executive Officer delivered 50,563 shares of common stock to satisfy withholding taxes resulting in 74,437 net shares issued.

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

[2] The Company’s Chief Financial Officer serves on an at-will basis at an annual base salary of $175,000. The Company’s Chief Financial Officer received a discretionary annual bonus of $15,000 for each of the years ended December 31, 2020 and 2019. On December 20, 2019, the Company’s Chief Financial Officer was granted 7,500 RSUs under the 2013 Plan, 50% of such RSUs vested on the one year anniversary of the grant (December 20, 2020) and 50% of such RSUs will vest on the two year anniversary of the grants (December 20, 2021), subject to the Chief Financial Officer’s continued service to the Company. On December 29, 2020, the Chief Financial Officer was granted 7,500 RSUs under the 2013 Plan. 50% of such RSUs vest on the one year anniversary of the grant (December 29, 2021) and 50% of such RSUs vest on the two year anniversary of the grant (December 29, 2022), subject to the Chief Financial Officer’s continued service to the Company. In addition, in the event the Chief Financial Officer’s employment is terminated without “Good Cause” (as defined), he shall receive (i) (a) 6 months base salary or (b) 12 months base salary in the event of a termination without “Good Cause” within 6 months following a “Change of Control” of the Company (as defined) and (ii) accelerated vesting of all remaining unvested shares underlying his options, RSUs or any other awards he may receive in the future.

[3] The Company’s Executive Vice President serves on an at-will basis at an annual base salary of $200,000. The Executive Vice President received a discretionary annual bonus of $25,000 and $22,500 for the year ended December 31, 2020 and 2019, respectively. On December 20, 2019, the Company’s Executive Vice President was granted 10,000 RSUs under the 2013 Plan, 50% of such RSUs vested on the one-year anniversary of the date of grant (December 20, 2020) and 50% of such RSUs vest on the two year anniversary of the grant (December 20, 2021), subject to his continued employment. On December 29, 2020, the Company’s Executive Vice President was granted 10,000 RSUs under the 2013 Plan, 50% of such RSUs vest on the one year anniversary of the date of grant (December 29, 2021) and 50% of such RSUs vest on the two year anniversary of the grant (December 29, 2022), subject to the Executive Vice President’s continued service to the Company.

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

On November 13, 2017, a jury empaneled in the U.S. District Court for the Eastern District of Texas, Tyler Division, found that certain claims of the Company’s Remote Power Patent were invalid and not infringed by HP. On February 2, 2018, the Company moved to throw out the jury verdict and have the Court determine that certain claims of the Remote Power Patent are not obvious (invalid) as a matter of law by filing motions for judgment as a matter of law on validity and a new trial on validity and infringement. On August 29, 2018, the District Court issued an order granting the Company’s motion for judgment as a matter of law that the Remote Power Patent is valid, thereby overturning the jury verdict of invalidity and denied the Company’s motion for a new trial on infringement. On August 30, 2018, the Company appealed the District Court’s denial of its motion for a new trial on infringement to the U.S. Court of Appeals for the Federal Circuit. On September 13, 2018, HP filed a cross-appeal of the District Court’s order that the Remote Power Patent is valid as a matter of law. On September 24, 2020, the U.S. Court of Appeals for the Federal Circuit ruled in the Company’s favor on the appeal by overturning the judgment of non-infringement of the U.S. District Court of the Eastern District of Texas in the Company’s litigation with Hewlett-Packard involving the Remote Power Patent. The Federal Circuit also vacated the District Court judgment of validity of the Remote Power Patent. The Federal Circuit has remanded the case to the District Court for a new trial on infringement against Hewlett-Packard and further proceedings on validity.

[2] On November 13, 2018, the Company filed a lawsuit against Dell, Inc. in the District Court, 241st Judicial District, Smith County, Texas, for breach of a settlement and license agreement, dated August 15, 2016, with the Company as a result of Dell’s failure to make royalty payments, and provide corresponding royalty reports, to the Company based on sales of Dell’s PoE products. On December 19, 2019, the Company filed a motion for summary judgment on its breach of contract claim. On March 25, 2020, the Court granted summary judgment in the Company’s favor and denied Dell’s motion for summary judgment. On July 28, 2020, the Company reached a settlement with Dell. On August 7, 2020, under the terms of the settlement, Dell paid the Company $4,150,000 in full settlement of the litigation.

[3] In accordance with the Settlement and License Agreement, dated May 25, 2011, between the Company and Cisco (the “Agreement”), Cisco became obligated to pay the Company royalties (which began in the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments per year of $9 million beginning in 2016 for the remaining term of the patent. The royalty payments from Cisco are subject to certain conditions including the continued validity of certain claims of the Remote Power Patent or a finding that a third party’s PoE products are found not to infringe the Remote Power Patent and such finding applies to the applicable licensee’s licensed products. As a result of the HP jury verdict, Cisco, its largest licensee, and Netgear notified the Company in late November 2017 and January 2018 that they will no longer make ongoing royalty payments to the Company pursuant to their license agreements. As a result of the decision on September 24, 2020 of the U.S. Court of Appeals for the Federal Circuit to overturn the District Court’s judgment of non-infringement in our trial with Hewlett-Packard involving the Remote Power Patent, the Company believed that Cisco was obligated to pay the Company royalties that accrued but were not paid beginning in the fourth quarter of 2017 through the expiration of the Remote Power Patent. The Company has resolved its dispute with Cisco (see Note O[5] hereof). The Company has commenced litigation against Netgear (see Note K[6] hereof).

NETWORK-1 TECHNOLOGIES, INC.

Note K – Legal Proceedings (continued)

[4] On April 4, 2014 and December 3, 2014, the Company initiated litigation against Google Inc. (“Google”) and YouTube, LLC (“YouTube”) in the United States District Court for the Southern District of New York for infringement of several of its patents within its Cox Patent Portfolio acquired from Dr. Cox which relate to the identification of media content on the Internet. The lawsuit alleges that Google and YouTube have infringed and continue to infringe certain of the Company’s patents by making, using, selling and offering to sell unlicensed systems and related products and services, which include YouTube’s Content ID system. In May 2014, the defendants filed an answer to the complaint and asserted defenses of non-infringement and invalidity.

The above referenced litigations that the Company commenced in the U.S. District Court for the Southern District of New York in April 2014 and December 2014 against Google and YouTube were subject to court ordered stays which were in effect from July 2, 2015 until January 2, 2019 as a result of proceedings at the Patent Trial and Appeal Board (PTAB) and the appeals of PTAB Final Written Decisions to the U.S. Court of Appeals for the Federal Circuit. Pursuant to a joint stipulation and order entered on January 2, 2019, the parties agreed, among other things, that the stays with respect to the litigations were lifted. In addition, the Company agreed not to assert certain patent claims which were asserted in the litigation commenced in April 2014 (and which were the subject of the PTAB proceedings). The Company was permitted to substitute new claims. Google also agreed to terminate the pending IPR proceedings that were subject to remand by the U.S. Court of Appeals for the Federal Circuit. In January 2019, the two litigations against Google and YouTube were consolidated. A Markman hearing (claim construction) was held on November 21, 2019 and a ruling has not yet been rendered. Discovery is complete and a pre-trial order is pending which would include a trial date.

[5] On May 9, 2017, Mirror Worlds Technologies, LLC, the Company’s wholly-owned subsidiary, initiated litigation against Facebook, Inc. (“Facebook”) in the U.S. District Court for the Southern District of New York, for infringement of U.S. Patent No. 6,006,227, U.S. Patent No. 7,865,538 and U.S. Patent No. 8,255,439 (among the patents within the Company’s Mirror Worlds Patent Portfolio). The lawsuit alleged that the asserted patents are infringed by Facebook’s core technologies that enable Facebook’s Newsfeed and Timeline features. The lawsuit further alleged that Facebook’s unauthorized use of the stream-based solutions of the Company’s asserted patents has helped Facebook become the most popular social networking site in the world. The Company sought, among other things, monetary damages based upon reasonable royalties. On May 7, 2018, Facebook filed a motion for summary judgment on non-infringement.

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

[6] On December 15, 2020, the Company filed a lawsuit against Netgear in the Supreme Court of the State of New York, County of New York, for breach of a Settlement and License Agreement, dated May 22, 2009, with the Company for failure to make royalty payments, and provide corresponding royalty reports, to the Company based on sales of Netgear’s PoE products.

Note L - Concentrations

Revenue from the Company’s Remote Power Patent constituted 100% of the Company’s revenue for the year ended December 31, 2020 and 2019. Revenue from one licensee constituted an aggregate of 94% of the Company’s revenue for the year ended December 31, 2020. Revenue from two licensees constituted approximately 69% of the Company’s revenue for the year ended December 31, 2019. At December 31, 2020, there were no royalty receivables from licensees. At December 31, 2019, royalty receivables from four licensees constituted approximately 90% of the Company’s royalty receivables.

NETWORK-1 TECHNOLOGIES, INC.

Note M – Stock Repurchase Program

On August 22, 2011, the Company established a share repurchase program (“Share Repurchase Program”). On June 11, 2019, the Company’s Board of Directors authorized an extension and increase of the Share Repurchase Program to repurchase up to $5,000,000 of the Company’s common stock over the subsequent 24-month period. The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion. The timing and amount of the shares repurchased are determined by management based on its evaluation of market conditions and other factors. The repurchase program may be increased, suspended or discontinued at any time.

During the year ended December 31, 2020, the Company repurchased an aggregate of 115,889 shares of its common stock pursuant to the Share Repurchase Program at a cost of approximately $249,158 (exclusive of commissions) or an average price per share of $2.15 per share.

Since inception of the Share Repurchase Program (August 2011) through December 31, 2020, the Company has repurchased an aggregate of 8,605,659 shares of its common stock at a cost of approximately $16,156,005 (exclusive of commissions) or an average per share price of $1.88 per share.

Note N – Dividend Policy

On June 9, 2020, the Company’s Board of Directors approved the continuation of the Company’s dividend policy which consists of a semi-annual cash dividend of $0.05 per common share ($0.10 per common share annually) which are anticipated to be paid in March and September of each year. On February 19, 2020, the Board of Directors declared a semi-annual cash dividend of $0.05 per share with a payment date of March 31, 2020 to all common shareholders of record as of March 16, 2020. On August 18, 2020, the Board of Directors declared a semi-annual dividend of $0.05 per share with a payment date of September 30, 2020 to all common shareholders of record as of September 14, 2020. The Company’s dividend policy undergoes a periodic review by the Board of Directors and is subject to change at any time depending upon the Company’s earnings, financial requirements and other factors.

Note O – Subsequent Events

[1] On January 7, 2021, the Company filed a lawsuit against Plantronics, Inc., the successor entity to Polycom, Inc., in the Supreme Court of the State of California, County of Santa Clara, for breach of a Settlement and License Agreement, dated September 29, 2016, with the Company for the failure of Plantronics and Polycom to make royalty payments, and provide corresponding royalty reports, to the Company based on sales of PoE products.

[2] On February 23, 2021, the Company’s Board of Directors declared a semi-annual cash dividend of $0.05 per share with a payment date of March 31, 2021 to all common shareholders of record as of March 16, 2021.

[3] On February 23, 2021, the Company’s Board of Directors approved the grant of 15,000 RSUs to each of the Company’s three non-management directors. The RSUs vest over a one year period in equal quarterly installments of 3,750 shares of common stock on each of March 15, 2021, June 15, 2021, September 15, 2021 and December 15, 2021.

[4] On March 12, 2021, the Company invested an additional $1,000,000 in ILiAD Biotechnologies, LLC (see Note H hereof) as part of a private offering of up to $23,500,000 of convertible debt. The Notes have a maturity of three years with interest accruing at 6% per annum. The Notes are required to be converted into a Qualified Financing (minimum financing of $15 million) at the lesser of (i) 80% of the price paid per unit in such offering or (ii) a price based on an enterprise value of $176,000,000. In addition, the Notes shall convert in the event of a merger at the lower of an enterprise value of $176,000,000 or the stated valuation of ILiAD in the merger transaction. In the event of a change-in-control, noteholders will also have the option to have the Notes repaid except in a Qualified Offering or a stock-for-stock merger.

[5] On March 30, 2021, the Company entered into an amendment (the “Amendment”) to the Settlement and License Agreement, dated May 25, 2011, between the Company and Cisco (the “Agreement”). Pursuant to the Amendment, Cisco agreed to pay $18,691,890 to the Company to resolve a dispute relating to Cisco’s contractual obligation to pay royalties under the Agreement to the Company for the period beginning in the fourth quarter of 2017 through March 7, 2020 (when the Remote Power Patent expired) with respect to licensing the Remote Power Patent.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

The following are included under Item 8 “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2020 and 2019

Consolidated statements of operations and comprehensive (loss) income for the years ended December 31, 2020 and 2019

Consolidated statements of changes in stockholders' equity for the years ended December 31, 2020 and 2019

Consolidated statements of cash flows for the years ended December 31, 2020 and 2019

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

________________________________________

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

March 31, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE
/s/ Corey M. Horowitz Corey M. Horowitz	Chairman and Chief Executive Officer, Chairman of the Board of Directors (principal executive officer)	March 31, 2021
/s/ David Kahn David Kahn	Chief Financial Officer, Secretary and a Director (principal financial officer and principal accounting officer)	March 31, 2021
/s/ Emanuel Pearlman Emanuel Pearlman	Director	March 31, 2021
/s/ Niv Harizman Niv Harizman	Director	March 31, 2021
/s/ Allison Hoffman Allison Hoffman	Director	March 31, 2021