Form 10-K/A
period 2020-12-31
NETWORK 1 TECHNOLOGIES INC
filed 2021-04-22
CIK 1065078

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

The number of shares outstanding of Registrant’s common stock as of March 25, 2021 was 24,117,129.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to our Annual Report on Form 10-K for the year ended December 31 2020, filed with the Securities and Exchange Commission on March 31, 2021 (the “Original Filing”), for the sole purpose of correcting an error in which the signature of Friedman LLP was inadvertently omitted from the Report of Independent Registered Public Accounting Firm in the Edgar filing on page F-2 of the Original Filing. The Amendment contains currently dated Section 302 and Section 906 certifications as Exhibits 31.1, 31.2, 32.1 and 32.2.

No other changes were made to the Original Filing. This Amendment speaks as of the date of the Original Filing, does not reflect events that may have occurred subsequent to such date and, except as described above, does not modify or update in any way disclosures made in the Original Filing.

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

F-1

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

/s/ Friedman LLP

New York, New York

March 31, 2021

F-2

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

 April 22, 2021