Form 10-Q
period 2021-03-31
NETWORK 1 TECHNOLOGIES INC
filed 2021-05-17
CIK 1065078

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to__________

Commission File Number  1-15288

NETWORK-1 TECHNOLOGIES, INC.

 (Exact name of registrant as specified in its charter)

Delaware	11-3027591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

445 Park Avenue, Suite 912 New York, New York	10022
(Address of principal executive offices)	(Zip Code)

212-829-5770

(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NTIP	NYSE American

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

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding as of May 10, 2021 was 24,117,129.

NETWORK-1 TECHNOLOGIES, INC.

Form 10-Q Index

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include any expectation of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements related to future performance and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include various risks and uncertainties described below and elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020 (on pages 13-22) filed with the SEC on March 31, 2021. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Such risks and uncertainties include, but are not limited to, the following:

•	our uncertain revenue stream;
•	uncertainty of the outcome of our pending litigations;
•	our ability to generate further revenue from our Remote Power Patent for the period prior to March 7, 2020 (the expiration of the patent) including achieving a favorable outcome in our trial with Hewlett-Packard scheduled to commence on August 2, 2021;
•	our ability to achieve future revenue from our Cox patent portfolio, Mirror Worlds patent portfolio and M2M/IoT patent portfolio;
•	our ability to protect our patents;
•	our ability to execute our strategy to acquire or make investments in high quality patents with significant licensing opportunities;
•	our ability to enter into strategic relationships with third parties to license or otherwise monetize their intellectual property;
•	our ability to achieve a return on our investment in ILiAD Biotechnologies, LLC;
•	uncertainty as to whether cash dividends will continue to be paid;
•	the risk that we may be determined to be a personal holding company in 2021 which may result in our issuing a special cash dividend to our stockholders to the extent we have undistributed personal holding company income resulting in less cash available for our operations and strategic transactions;
•	the impact of Covid-19 causing delays in our legal proceedings; and
•	legislative, regulatory and competitive developments.

Item 1. Condensed Consolidated Financial Statements

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2021	2020
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$24,122,000	$25,505,000
Marketable securities, at fair value	17,149,000	19,366,000
Royalty receivables	18,692,000	—
Other current assets	88,000	120,000

TOTAL CURRENT ASSETS	60,051,000	44,991,000

OTHER ASSETS:
Deferred tax assets, net	—	954,000
Patents, net of accumulated amortization	1,512,000	1,578,000
Equity investment	3,440,000	3,650,000
Convertible note investment	1,000,000	—
Security deposits	13,000	21,000

Total Other Assets	5,965,000	6,203,000

TOTAL ASSETS	$66,016,000	$51,194,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:

CURRENT LIABILITIES:
Income taxes payable	$890,000	$—
Accounts payable	363,000	597,000
Accrued contingency fees and related costs	5,422,000	932,000
Accrued payroll	941,000	277,000
Other accrued expenses	164,000	226,000

Total Current Liabilities	7,780,000	2,032,000

LONG TERM LIABILITIES:
Deferred tax liability	769,000	—

TOTAL LIABILITIES	$8,549,000	$2,032,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value, authorized 10,000,000 shares;
none issued and outstanding at March 31, 2021 and December 31, 2020	—	—

Common stock, $0.01 par value; authorized 50,000,000 shares;
24,117,129 and 24,105,879 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	241,000	241,000

Additional paid-in capital	66,183,000	66,124,000
Accumulated deficit	(8,958,000)	(17,193,000)
Accumulated other comprehensive income (loss)	1,000	(10,000)

TOTAL STOCKHOLDERS’ EQUITY	57,467,000	49,162,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$66,016,000	$51,194,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020

REVENUE	$18,692,000	$161,000

OPERATING EXPENSES:
Costs of revenue	5,420,000	32,000
Professional fees and related costs	355,000	399,000
General and administrative	513,000	486,000
Amortization of patents	74,000	72,000
Stock-based compensation	59,000	72,000

TOTAL OPERATING EXPENSES	6,421,000	1,061,000

OPERATING INCOME (LOSS)	12,271,000	(900,000)

OTHER INCOME (LOSS):
Interest and dividend income, net	50,000	178,000
Net realized and unrealized gain (loss) on marketable securities	(46,000)	(322,000)
Total other income (loss), net	4,000	(144,000)

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET LOSSES OF EQUITY METHOD INVESTEE	12,275,000	(1,044,000)

INCOME TAXES PROVISION:
Current	890,000	—
Deferred taxes, net	1,724,000	—
Total income taxes provision	2,614,000	—

INCOME (LOSS) BEFORE SHARE OF NET LOSSES OF EQUITY METHOD INVESTEE:	$9,661,000	$(1,044,000)

SHARE OF NET LOSSES OF EQUITY METHOD INVESTEE	$(210,000)	$(293,000)

NET INCOME (LOSS)	$9,451,000	$(1,337,000)

Net Income (Loss) Per Share
Basic	$0.39	$(0.06)
Diluted	$0.38	$(0.06)

Weighted average common shares outstanding:
Basic	24,107,879	24,029,513
Diluted	24,616,379	24,029,513

Cash dividends declared per share	$0.05	$0.05

NET INCOME (LOSS)	$9,451,000	$(1,337,000)

OTHER COMPREHENSIVE INCOME (LOSS)

Net unrealized holding gain (loss) on corporate bonds and notes during the period, net of tax	11,000	(163,000)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(20,000)
Net other comprehensive income (loss)	11,000	(183,000)

COMPREHENSIVE INCOME (LOSS)	$9,462,000	$(1,520,000)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2021

	Common Stock		Additional		Accumulated Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance – December 31, 2020	24,105,879	$241,000	$66,124,000	$(17,193,000)	$(10,000)	$49,162,000
Dividends and dividend equivalents declared	—	—	—	(1,216,000)	—	(1,216,000)
Stock-based compensation	—	—	59,000	—	—	59,000
Vesting of restricted stock units	11,250	—	—	—	—	—
Net other comprehensive gain	—	—	—	—	11,000	11,000
Net income	—	—	—	9,451,000	—	9,451,000
Balance – March 31, 2021	24,117,129	$241,000	$66,183,000	$(8,958,000)	$1,000	$57,467,000

THREE MONTHS ENDED MARCH 31, 2020

	Common Stock		Additional		Accumulated Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance – December 31, 2019	24,036,071	$240,000	$65,824,000	$(12,636,000)	$79,000	$53,507,000
Dividends and dividend equivalents declared	—	—	—	(1,221,000)	—	(1,221,000)
Stock-based compensation	—	—	72,000	—	—	72,000
Vesting of restricted stock units	11,250	—	—	—	—	—
Cashless exercise of stock options	105,000	1,000	—	—	—	1,000
Shares delivered to fund stock option exercises	(100,293)	(1,000)	—	—	—	(1,000)
Treasury stock purchased and retired	(72,300)	(1,000)	—	(153,000)	—	(154,000)
Net other comprehensive loss	—	—	—	—	(183,000)	(183,000)
Net loss	—	—	—	(1,337,000)	—	(1,337,000)
Balance – March 31, 2020	23,979,728	$239,000	$65,896,000	$(15,347,000)	$(104,000)	$50,684,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,451,000	$(1,337,000)
Adjustments to reconcile income (loss) to net cash
used in operating activities:
Amortization of patents	74,000	72,000
Stock-based compensation	59,000	72,000
Loss from equity method investment	210,000	293,000
Amortization of right of use asset, net	—	32,000
Unrealized loss on marketable securities	23,000	220,000
Deferred tax expense	1,724,000	—

Changes in operating asset and liabilities:
Royalty receivables	(18,692,000)	199,000
Other current assets	32,000	23,000
Income taxes payable	890,000	—
Security deposit	8,000	—
Accounts payable	(232,000)	(207,000)
Operating lease obligations	—	(33,000)
Accrued expenses	5,078,000	(872,000)

NET CASH USED IN OPERATING ACTIVITIES	(1,375,000)	(1,538,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities	4,499,000	10,919,000
Purchases of marketable securities	(2,293,000)	(4,001,000)
Development of patents	(8,000)	(8,000)
Convertible note investment	(1,000,000)	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,198,000	6,910,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,206,000)	(1,211,000)
Repurchases of common stock, inclusive of commissions	—	(154,000)

NET CASH USED IN FINANCING ACTIVITIES:	(1,206,000)	(1,365,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,383,000)	4,007,000

CASH AND CASH EQUIVALENTS, beginning of period	25,505,000	22,587,000

CASH AND CASH EQUIVALENTS, end of period	$24,122,000	$26,594,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH FINANCING ACTIVITY
Accrued dividend rights on restricted stock units	$10,000	$19,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS

[1] BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of the management of Network-1 Technologies, Inc. (the “Company”), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company’s financial position as of March 31, 2021, and the results of its operations and comprehensive income (loss) for the three month periods ended March 31, 2021 and March 31, 2020, changes in stockholders’ equity for the three month periods ended March 31, 2021 and March 31, 2020, and its cash flows for the three month periods ended March 31, 2021 and March 31, 2020. The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP may have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2021. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations to be expected for the full year.

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

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS (continued)

Until March 7, 2020, when the Remote Power Patent expired, the Company had been actively engaged in licensing its Remote Power Patent (U.S. Patent No. 6,218,930). As of March 7, 2020, the Company had twenty-seven (27) license agreements with respect to its Remote Power Patent. As a result of the expiration of the Remote Power Patent, the Company no longer receives licensing revenue for its Remote Power Patent for any period subsequent to the expiration date (March 7, 2020). As a result of the decision on September 24, 2020 of the U.S. Court of Appeals for the Federal Circuit to overturn the District Court’s judgment of non-infringement that resulted from the Company’s trial with Hewlett-Packard involving the Remote Power Patent, the Company believed that Cisco Systems, Inc. (“Cisco”), the largest licensee of the Remote Power Patent, was obligated to pay the Company royalties that accrued but were not paid beginning in the fourth quarter of 2017 through the expiration of the Remote Power Patent. On March 30, 2021, the Company entered into an amendment (the “Amendment”) to the Settlement and License Agreement, dated May 25, 2011, between the Company and Cisco (the “Agreement”). Pursuant to the Amendment, Cisco paid $18,692,000 to the Company in April 2021 to resolve a dispute relating to Cisco’s contractual obligation to pay royalties under the Agreement to the Company for the period beginning in the fourth quarter of 2017 through March 7, 2020 (when the Remote Power Patent expired) with respect to licensing the Remote Power Patent (see Note I[2] hereof). The Company also believes that NETGEAR, Inc. (“Netgear”), another licensee of the Remote Power Patent, is obligated to pay the Company royalties that accrued but were not paid during the same period. The Company has commenced litigation against Netgear (see Note I[5] hereof). In addition, the Company may receive additional revenue related to its Remote Power Patent from Hewlett-Packard depending upon the outcome of the new trial scheduled to commence on August 2, 2021 as a result of the Federal Circuit’s decision in September 2020 (see Note I[1] hereof).

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]        Use of Estimates and Assumptions

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company’s unaudited condensed consolidated financial statements include revenue recognition, income taxes, valuation of patents and equity method investments, including evaluation of the Company’s basis difference. Actual results could be materially different from those estimates, upon which the carrying values were based.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

[2]        Cash and Cash Equivalents

The Company maintains cash deposits in high quality financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). Accounts at each institution are insured by the FDIC up to $250,000. At March 31, 2021, the Company maintained a cash balance of $4,241,000 in excess of the FDIC insured limit.

The Company considers all highly liquid short-term investments, including certificates of deposit and money market funds, that are purchased with an original maturity of three months or less to be cash equivalents.

[3]        Marketable Securities

The Company’s marketable securities are comprised of certificates of deposit with original maturity greater than three months from date of purchase, fixed income mutual funds, and corporate bonds and notes. At March 31, 2021, included in marketable securities, the Company had aggregate certificates of deposit of $2,250,000 at financial institutions which were within the FDIC limit. The Company’s marketable securities are measured at fair value and are accounted for in accordance with ASU 2016-01. Unrealized holding gains and losses on certificates of deposit and fixed income mutual funds are recorded in net realized and unrealized gain (loss) from investments on the unaudited condensed consolidated statements of operations and comprehensive loss. Unrealized holding gains and losses, net of the related tax effect, on corporate bonds and notes are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the marketable securities.

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

All of the Company’s revenue for the three months ended March 31, 2021 was as a result of resolution of a contractual dispute with a licensee to pay royalties to the Company pursuant to a royalty bearing license for the Remote Power Patent for the period beginning in the fourth quarter of 2017 through March 7, 2020 (when the Remote Power Patent expired) (see Note I[2] hereof).

The Company relies on royalty reports received from third party licensees to record its revenue. From time to time, the Company may audit or otherwise dispute royalties reported from licensees. Any adjusted royalty revenue as a result of such audits or dispute is recorded by the Company in the period in which such adjustment is agreed to by the Company and the licensee or otherwise determined.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

[6]        Costs of Revenue

The Company includes in costs of revenue for the three months ended March 31, 2021 and 2020 contingent legal fees payable to patent litigation counsel (see Note G[1] hereof), any other contractual payments to third parties related to net proceeds from settlements (see Note G[2] hereof) and incentive bonus compensation payable to its Chairman and Chief Executive Officer (see Note H[1] hereof).

[7]        Income Taxes

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

ASC 740-10, Accounting for Uncertainty in Income Taxes, defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company had no uncertain tax positions as of March 31, 2021.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

U.S. federal, state and local income tax returns prior to 2017 are not subject to examination by any applicable tax authorities, except that tax authorities could challenge returns (only under certain circumstances) for earlier years to the extent they generated loss carry-forwards that are available for those future years.

The personal holding company (“PHC”) rules under the Internal Revenue Code impose a 20% tax on a PHC’s undistributed personal holding company income (“UPHCI”), which means, in general, taxable income subject to certain adjustments. For a corporation to be classified as a PHC, it must satisfy two tests: (1) that more than 50% in value of its outstanding shares must be owned directly or indirectly by five or fewer individuals at any time during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the “Ownership Test”) and (2) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the “Income Test”). During the second half of 2020, based upon available shareholder information and certain assumptions as to the attribution of stock ownership, the Company may have satisfied the Ownership Test. In addition, the Company may have satisfied the Income Test for 2020. However, the Company did not have UPHCI for 2020 because the Company did not have taxable income as adjusted for purposes of computing UPHCI for 2020. Based on net income of $9,451,000 for the three months ended March 31, 2021, the Company is likely to have UPHCI for 2021 if it satisfies both the Ownership Test and Income Test for 2021. If the Company satisfies the Ownership Test and the Income Test for 2021, and has UPHCI for 2021 (or in any subsequent year in which the tests are satisfied), the Company would be subject to a 20% tax on the amount of UPHCI that it does not distribute to its shareholders. In the event that the Company is determined to be a Personal Holding Company in 2021 (satisfying both the Ownership Test and Income Test) and the Company has UPHCI for 2021, the Company may issue a special cash dividend to its shareholders in an amount equal to the UPHCI rather than incur the 20% tax.

[8]        New Accounting Standards

Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions for performing intra-period allocation and calculating income taxes in interim periods. It also simplifies the accounting for income taxes by requiring recognition of franchise tax partially based on income as an income-based tax, requiring reflection of enacted changes in tax laws in the interim period and making improvements for income taxes related to employee stock ownership plans. ASU 2019-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

Equity Securities

In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The ASU amends and clarifies certain interactions between the guidance under Topic 321, Topic 323 and Topic 815, by reducing diversity in practice and increasing comparability of the

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

accounting for these interactions. The amendments in the ASU should be applied on a prospective basis. The ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

Codification Improvements

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The amendments in Section B of this Update improve the consistency of the Codification by including all disclosure guidance in the appropriate Disclosure Section. Section C of this Update contains Codification improvements that vary in nature. The amendments in this Update should be applied retrospectively. This Update is effective for annual periods beginning after December 15, 2020. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

NOTE C – PATENTS

The Company’s intangible assets at March 31, 2021 include patents with estimated remaining economic useful lives ranging from 0.50 to 12.50 years. For all periods presented, all of the Company’s patents were subject to amortization. The gross carrying amounts and accumulated amortization related to acquired intangible assets as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
Gross carrying amount – patents	$7,856,000	$7,848,000
Accumulated amortization – patents	(6,344,000)	(6,270,000)
Patents, net	$1,512,000	$1,578,000

Amortization expense for the three months ended March 31, 2021 and 2020 was $74,000 and $72,000, respectively. Future amortization of intangible assets, net is as follows:

Twelve Months Ended March 31,
2022	$294,000
2023	294,000
2024	230,000
2025	83,000
2026 and thereafter	611,000
Total	$1,512,000

The Company’s Remote Power Patent expired on March 7, 2020. All of the patents within the Company’s Mirror Worlds Patent Portfolio have expired. The expiration dates of the patents within the Cox Patent Portfolio range from September 2021 to November 2023. The expiration dates of patents within the Company’s M2M/IoT Patent Portfolio range from September 2033 to May 2034.

NOTE D – STOCK-BASED COMPENSATION

Restricted Stock Units

The 2013 Stock Incentive Plan (“2013 Plan”) provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock, (d) stock appreciation rights, and (e) other stock-based awards including restricted stock units. Awards under the 2013 Plan may be granted singly, in combination, or in tandem. Subject to standard anti-dilution adjustments as provided, the 2013 Plan provides for an aggregate of 2,600,000 shares of the Company’s common stock to be available for distribution. The Company’s Compensation Committee generally has the authority to administer the 2013 Plan, determine participants who will be granted awards, the size and types of awards, the terms and conditions of awards and the form and content of the award agreements representing awards. Awards under the 2013 Plan may be granted to employees, directors and consultants of the Company and its subsidiaries. As of March 31, 2021, there are 1,832,308 shares of common stock available for issuance under the 2013 Plan.

A summary of restricted stock unit activity for the three months ended March 31, 2021 is as follows (each restricted stock unit issued by the Company represents the right to receive one share of the Company’s common stock):

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance of restricted stock units outstanding at December 31, 2020	162,500	$2.25
Grants of restricted stock units	45,000	3.51
Vested restricted stock units	(11,250)	(3.51)
Balance of unvested restricted stock units at March 31, 2021	196,250	$2.47

Restricted stock unit compensation expense was $59,000 and $72,000 for the three months ended March 31, 2021 and 2020, respectively.

The Company has an aggregate of $232,000 of unrecognized restricted stock unit compensation as of March 31, 2021 to be expensed over a weighted average period of 1.02 years.

All of the Company’s outstanding (unvested) restricted stock units have dividend equivalent rights. As of March 31, 2021, there was $63,000 accrued for dividend equivalent rights.  As of December 31, 2020, there was $53,000 accrued for dividend equivalent rights.

Stock Options

There were no stock option grants during the three months ended March 31, 2021 and 2020. The following table presents information relating to all stock options outstanding and exercisable at March 31, 2021:

Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Options Exercisable
500,000	$1.19	1.59	500,000

The Company had no recorded stock-based compensation related to stock option grants for the three months ended March 31, 2021 and 2020.

The Company had no unrecognized stock-based compensation cost as of March 31, 2021. The aggregate intrinsic value of stock options exercisable at March 31, 2021 was $965,000.

NOTE E – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share data includes the dilutive effects of options, warrants and restricted stock units. Potentially dilutive shares of 696,250 and 873,750 at March 31, 2021 and 2020, respectively, consisted of options and restricted stock units.

Computations of basic and diluted weighted average common shares outstanding were as follows:

	Three Months Ended March 31,
	2021	2020
Weighted-average common shares outstanding – basic	24,107,879	24,029,513
Dilutive effect of options and restricted stock units	508,500	—
Weighted-average common shares outstanding – diluted	24,616,379	24,029,513
Options and restricted stock units excluded from the computation of diluted earnings (loss) per share because the effect of inclusion would have been anti-dilutive	—	873,750

NOTE F – MARKETABLE SECURITIES

Marketable securities as of March 31, 2021 and December 31, 2020 were composed of:

	March 31, 2021
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$2,279,000	$—	$(7,000)	$2,272,000
Fixed income mutual funds	11,377,000	—	(16,000)	11,361,000
Corporate bonds and notes	3,515,000	1,000	—	3,516,000
Total marketable securities	$17,171,000	$1,000	$(23,000)	$17,149,000

	December 31, 2020
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$3,534,000	$7,000	$—	$3,541,000
Fixed income mutual funds	11,255,000	80,000	—	11,335,000
Corporate bonds and notes	4,500,000	18,000	(28,000)	4,490,000
Total marketable securities	$19,289,000	$105,000	$(28,000)	$19,366,000

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

Dovel & Luner, LLP provides legal services to the Company with respect to its patent litigation filed in September 2011 against sixteen (16) data networking equipment manufacturers in the U.S. District Court for the Eastern District of Texas, Tyler (see Note I[1] hereof). The terms of the Company’s agreement with Dovel & Luner LLP essentially provide for legal fees on a full contingency basis ranging from 12.5% to 35% (with certain exceptions) of the net recovery (after deduction for expenses) depending on the stage of the preceding in which a result (settlement or judgment) is achieved. For the three months ended March 31, 2021 and 2020, the Company incurred aggregate contingent legal fees to Dovel & Luner, LLP with respect to the litigation of $-0- and $19,000, respectively. As of March 31, 2021 and for the year ended December 31, 2020, the Company included in accrued expenses aggregate contingent legal fees to Dovel & Luner, LLP with respect to the litigation of $38,000. The Company is responsible for a certain portion of the expenses incurred with respect to the litigation. As of March 31, 2021, the Company had accrued expenses of $887,000 owed to Dovel & Luner, LLP with respect to the litigation.

Dovel & Luner, LLP also provided legal services to the Company with respect to the litigation settled in July 2010 against Cisco and several other major data networking equipment manufacturers (see Note I[2] hereof). The terms of the Company’s agreement with Dovel & Luner, LLP with respect to this litigation provided for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of 24% (based on the settlement being achieved at the trial stage). With respect to royalty payments received from Cisco in accordance with the Company’s Settlement and License Agreement with Cisco, the Company has an obligation to pay Dovel & Luner, LLP (including local counsel) 24% of such royalties received. For the three months ended March 31, 2021 and 2020, the Company incurred aggregate contingent legal fees to Dovel & Luner, LLP with respect to the litigation of $4,485,000 and $-0-, respectively. The Company is responsible for a portion of the expenses incurred with respect to the litigation. As of March 31, 2021, the Company had accrued expenses of $4,490,000 (consisting of contingency fees and costs) owed to Dovel & Luner, LLP with respect to the litigation.

NOTE G – COMMITMENTS AND CONTINGENCIES (continued)

[2]        Patent Acquisitions

In connection with the Company’s acquisition of its Cox Patent Portfolio, the Company is obligated to pay Dr. Cox 12.5% of the net proceeds (after deduction of expenses) generated by the Company from licensing, sale or enforcement of the patent portfolio.

As part of the acquisition of the Mirror Worlds Patent Portfolio, the Company also entered into an agreement with Recognition Interface, LLC (“Recognition”) pursuant to which Recognition received from the Company an interest in the net proceeds realized from the monetization of the Mirror Worlds Patent Portfolio, as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; and (iii) 20% of any portion of the net proceeds in excess of $250 million. Since entering into the agreement with Recognition in May 2013, the Company has paid Recognition an aggregate of $3,127,000 with respect to such net proceeds interest related to the Mirror Worlds Patent Portfolio. No such payments were made by the Company to Recognition during the three months ended March 31, 2021 and 2020.

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

[3]        Lease Agreements

The Company leases its principal office in New York City at a monthly base rate of approximately $3,900 which expired on May 31, 2020 and is currently occupied on a month-to-month basis. The Company also leases office space in New Canaan, Connecticut at a base rent of $7,300 per month which expired on March 31, 2020 and is currently occupied on a month-to-month basis.

As of March 31, 2021, there were no future lease payments included in the measurement of operating lease liabilities on the unaudited condensed consolidated balance sheet as all of the Company’s leases are now on a month-to-month basis. In accordance with ASC 842 and the Company’s policy, the Company does not recognize an operating lease right-of-use asset and associated lease obligation for leases with an initial term of less than 12 months.

NOTE H - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

[1] On July 14, 2016, the Company entered into a new employment agreement (“Agreement”) with its Chairman and Chief Executive Officer pursuant to which he continues to serve the Company in such positions for a five year term, at an annual base salary of $475,000 which shall be increased by 3% per annum during the term of the Agreement. The Agreement established an annual target bonus of $175,000 for the Chairman and Chief Executive Officer based upon performance. In addition, the Company granted to the Chairman and Chief Executive Officer, under its 2013 Stock Incentive Plan, 750,000 restricted stock units (“RSUs”). 625,000 of such RSUs vested as of March 31, 2021 and 125,000 RSUs will vest on July 14, 2021, subject to the Chairman and Chief Executive Officer’s continued employment.

NOTE H - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS (continued)

Under the terms of the Agreement, so long as the Chairman and Chief Executive Officer continues to serve as an executive officer of the Company, whether pursuant to the Agreement or otherwise, the Chairman and Chief Executive Officer shall also receive incentive compensation in an amount equal to 5% of the Company’s gross royalties or other payments from Licensing Activities (as defined) (without deduction of legal fees or any other expenses) with respect to its Remote Power Patent and a 10% net interest (gross royalties and other payments after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company’s royalties and other payments relating to Licensing Activities with respect to patents other than the Remote Power Patent (including the Mirror Worlds Patent Portfolio, Cox Patent Portfolio and M2M/IoT Patent Portfolio) (collectively, the “Incentive Compensation”).  During the three months ended March 31, 2021 and 2020, the Chairman and Chief Executive Officer earned Incentive Compensation of $935,000 and $8,000, respectively. At March 31, 2021 and December 31, 2020, $935,000 and $2,000 of such compensation were included in accrued payroll expenses, respectively.

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

NOTE H - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS (continued)

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

On November 13, 2017, a jury empaneled in the U.S. District Court for the Eastern District of Texas, Tyler Division, found that certain claims of the Company’s Remote Power Patent were invalid and not infringed by HP. On February 2, 2018, the Company moved to throw out the jury verdict and have the Court determine that certain claims of the Remote Power Patent are not obvious (invalid) as a matter of law by filing motions for judgment as a matter of law on validity and a new trial on validity and infringement. On August 29, 2018, the District Court issued an order granting the Company’s motion for judgment as a matter of law that the Remote Power Patent is valid, thereby overturning the jury verdict of invalidity and denied the Company’s motion for a new trial on infringement. On August 30, 2018, the Company appealed the District Court’s denial of its motion for a new trial on infringement to the U.S. Court of Appeals for the Federal Circuit. On September 13, 2018, HP filed a cross-appeal of the District Court’s order that the Remote Power Patent is valid as a matter of law. On September 24, 2020, the U.S. Court of Appeals for the Federal Circuit overturned the judgment of non-infringement of the U.S. District Court of the Eastern District of Texas. The Federal Circuit also vacated the District Court judgment of validity of the Remote Power Patent. The Federal Circuit has remanded the case to the District Court for a new trial on infringement against HP and further proceedings on validity. On May 7, 2021, the U.S. District Court for the Eastern District of Texas, Tyler Division, granted the Company’s motion for new trial and denied the Company’s request for judgment as a matter of law on validity (which will be a part of the trial). In addition, the District Court scheduled the trial to commence on August 2, 2021.

[2] In accordance with the Settlement and License Agreement, dated May 25, 2011, between the Company and Cisco (the “Agreement”), Cisco became obligated to pay the Company royalties (which began in the first quarter of 2011) based on its sales of PoE products up to maximum royalty payments per year of $9 million beginning in 2016 for the remaining term of the patent. The royalty payments from Cisco were subject to certain conditions including the continued validity of certain claims of the Remote Power Patent or a finding that a third party’s PoE products are found not to infringe the Remote Power Patent and such finding applies to the applicable licensee’s licensed products. As a result of the HP jury verdict (referenced above), Cisco, our largest licensee, and Netgear notified the Company in late November 2017 and January 2018 that they will no longer make ongoing royalty payments to the Company pursuant to their license agreements. As a result of the decision on September 24, 2020 of the U.S. Court of Appeals for the Federal Circuit to overturn the District Court’s judgment of non-infringement in our trial with Hewlett-Packard involving the Remote Power Patent, the Company believed that Cisco was obligated to pay the Company royalties that accrued but were not paid beginning in the fourth quarter of 2017 through

NOTE I – LEGAL PROCEEDINGS (continued)

the expiration of the Remote Power Patent. On March 30, 2021, the Company entered into an amendment (the “Amendment”) to the Settlement and License Agreement, dated May 25, 2011, between the Company and Cisco (the “Agreement”). Pursuant to the Amendment, Cisco paid $18,692,000 to the Company to resolve a dispute relating to Cisco’s contractual obligation to pay royalties under the Agreement to the Company for the period beginning in the fourth quarter of 2017 through March 7, 2020 (when the Remote Power Patent expired) with respect to licensing the Remote Power Patent. The Company has commenced litigation against Netgear (see Note I[5] hereof).

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

NOTE I – LEGAL PROCEEDINGS (continued)

[5] On December 15, 2020, the Company filed a lawsuit against Netgear in the Supreme Court of the State of New York, County of New York, for breach of a Settlement and License Agreement, dated May 22, 2009, with the Company for failure to make royalty payments, and provide corresponding royalty reports, to the Company based on sales of Netgear’s PoE products.

[6] On January 7, 2021, the Company filed a lawsuit against Plantronics, Inc., the successor entity to Polycom, Inc., in the Supreme Court of the State of California, County of Santa Clara, for breach of a Settlement and License Agreement, dated September 29, 2016, with the Company for the failure of Plantronics and Polycom to make royalty payments, and provide corresponding royalty reports, to the Company based on sales of PoE products.

NOTE J – INVESTMENT

During the period December 2018 through March 2021, the Company made an aggregate investment of $6,000,000 in ILiAD Biotechnologies, LLC (“ILiAD), a privately held clinical stage biotechnology company dedicated to the prevention of human disease caused by Bordetella pertussis with a current focus on its proprietary intranasal vaccine BPZE1, for the prevention of pertussis (whooping cough). The aggregate investment of $6,000,000 by the Company includes a $5,000,000 equity investment and a $1,000,000 investment in a convertible note (see below). At March 31, 2021, the Company owned approximately 9.5% of the outstanding units of ILiAD on a non-fully diluted basis and 7.6% of the outstanding units on a fully diluted basis (after giving effect to the exercise of all outstanding options and warrants). In connection with its investment, the Company’s Chairman and Chief Executive Officer obtained a seat on ILiAD’s Board of Managers and receives the same compensation for service on the Board of Managers as other non-management Board members. The Company incurred approximately $41,000 of advisory and legal expenses in conjunction with its equity investment in ILiAD which have been capitalized as a component of the equity investment carrying value.

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

On March 12, 2021, the Company invested an additional $1,000,000 in ILiAD as part of a private offering of up to $23,500,000 of convertible notes (the “Notes”). The Notes have a maturity of three years with interest accruing at 6% per annum. The Notes are required to be converted into a Qualified Financing (minimum financing of $15 million) at the lesser of (i) 80% of the price paid per unit in such offering or (ii) a price based on an enterprise value of $176,000,000. In addition, the Notes shall convert in the event of a merger at the lower of an enterprise value of $176,000,000 or the stated valuation of ILiAD in the merger transaction. In the event of a change-in-control, noteholders will also have the option to have the Notes repaid except in a Qualified Offering or a stock-for-stock merger. The convertible note held by the Company in the principal amount of $1,000,000 has been recorded on the Company’s balance sheet at March 31, 2021 as “Convertible note investment”.

NOTE J – INVESTMENT (continued)

The Company’s investment in ILiAD is accounted for as an equity method investment in accordance with ASC 323, Investments — Equity Method and Joint Ventures as the Company has the ability to exercise significant influence, but not control, over ILiAD. The Company’s investment in ILiAD is measured at cost minus impairment, if any, plus or minus the Company’s share of ILiAD’s income or loss. The Company’s proportionate share of the income or loss from its investment in ILiAD is recognized on a one-quarter lag. At December 31, 2020, the Company owned approximately 9.5% of the outstanding units of ILiAD on a non-fully diluted basis. For the three months ended March 31, 2021, the Company recorded a net loss from its equity investment in ILiAD totaling $210,000.

The difference between the Company’s share of equity in ILiAD’s net assets and the equity investment carrying value reported on the Company’s unaudited condensed consolidated balance sheet at March 31, 2021 is due to an excess amount paid over the book value of the equity investment totaling approximately $5,000,000 which is accounted for as equity method goodwill.

NOTE K – CONCENTRATIONS

Revenue from the Company’s Remote Power Patent from one licensee constituted 100% of the Company’s revenue for the three months ended March 31, 2021. Revenue from five licensees constituted approximately 99% of the Company’s revenue for the three months ended March 31, 2020. At March 31, 2021, one licensee constituted 100% of the Company’s royalty receivables and at December 31, 2020 the Company had no royalty receivables.

NOTE L – DIVIDEND POLICY

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

Until March 7, 2020, when the Remote Power Patent expired, we had been actively engaged in the licensing of our Remote Power Patent (U.S. Patent No. 6,218,930) which generated licensing revenue in excess of $170,000,000 from May 2007 through March 31, 2021. As of March 7, 2020, we had twenty-seven (27) license agreements with respect to our Remote Power Patent which, among others, included license agreements with Cisco, Dell Inc., Extreme Networks, Inc., Netgear, Microsemi Corporation, Motorola Solutions, Inc., NEC Corporation, Samsung Electronics Co., Ltd, Huawei Technologies Co., Ltd., ShoreTel, Inc., Juniper Networks, Inc., Polycom, Inc. and Avaya, Inc. As a result of the expiration of our Remote Power Patent, we no longer receive licensing revenue for our Remote Power Patent that accrues for any period subsequent to the expiration date (March 7, 2020). As a result of the decision of the U.S. Court of Appeals for the Federal Circuit on September 24, 2020 to overturn the District Court’s judgment of non-infringement that resulted from our trial with Hewlett-Packard involving our Remote Power Patent, we believed that Cisco, the largest licensee of our Remote Power Patent, was obligated to pay us significant royalties that accrued but were not paid beginning in the fourth quarter of 2017 through the expiration of our Remote Power Patent.  On March 30, 2021, we entered into an amendment (the “Amendment”) to the Settlement and License Agreement, dated May 25, 2011, between us and Cisco (the “Agreement”). Pursuant to the Amendment, Cisco agreed to pay $18,692,000 to us to resolve a dispute relating to Cisco’s contractual obligation to pay us royalties under the Agreement for the period beginning in the fourth quarter of 2017 through March 7, 2020 (when the Remote Power Patent expired) with respect to licensing the Remote Power Patent (see Note I[2] to our consolidated financial statements included in this Quarterly Report). Cisco paid the $18,692,000 to us in April 2021. We also believe that Netgear, another licensee of our Remote Power Patent, is obligated to pay us royalties that accrued but were not paid for the same period. We have commenced litigation against Netgear (see I[5] to our consolidated financial statements included herein). In addition, we may receive additional revenue related to our Remote Power Patent from Hewlett-Packard depending upon the outcome of the new trial as a result of the September 24, 2020 decision of the U.S. Court of Appeals for the Federal Circuit (see Note I[1] to our unaudited condensed consolidated financial statements included herein).

Consistent with our revenue recognition policy (see Note B[4] of the consolidated financial statements included herein), we did not record revenue beginning in the fourth quarter of 2017 through March 7, 2020 (the expiration of the Remote Power Patent) from Cisco and Netgear who notified us they would not pay us ongoing royalties as a result of the jury verdict of non-infringement in our trial with HP.

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

We have been dependent upon our Remote Power Patent for a significant portion of our revenue. Our Remote Power Patent has generated licensing revenue in excess of $170,000,000 from May 2007 through March 31, 2021. In addition, revenue for the years ended December 31, 2020, 2019 and 2018 from license agreements for our Remote Power Patent constituted $4,403,000 (100% of our revenue), $3,037,000 (100% of our revenue) and $15,785,000 (71% of our revenue), respectively. As a result of the expiration of our Remote Power Patent on March 7, 2020, we no

longer receive licensing revenue for our Remote Power Patent for any period subsequent to the expiration date. Except for the uncertain revenue from our Remote Power Patent for periods prior to its expiration date from HP, Netgear and Plantronics (successor to Polycom) (see Notes I[1], I[5] and I[6] to our unaudited condensed consolidated financial statements included herein), our future revenue will be entirely dependent on our ability to monetize our Mirror Worlds, Cox M2M/IoT patent portfolios as well as any new patents we may acquire.

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

At March 31, 2021, our principal sources of liquidity consisted of cash and cash equivalents and, marketable securities of $41,271,000 and working capital of $52,271,000. Based on our current cash position, we believe that we will have sufficient cash to fund our operations for the foreseeable future. Based on our cash position, we continually review opportunities to acquire additional intellectual property as well as evaluate other strategic opportunities.

We currently have pending patent infringement litigations involving our Remote Power Patent and certain patents within our Cox Patent Portfolio and Mirror Worlds Patent Portfolio (see Note [I] to our consolidated financial statements included herein). Patent litigation is inherently risky and the outcome is uncertain.

In 2021 and future years we could be classified as a Personal Holding Company. If this is the case, we would be subject to a 20% tax on the amount of any PHC Income for such year that we do not distribute to our shareholders. If we are determined to be a Personal Holding Company in 2021 and in 2021 we have undistributed personal holding company income (which generally means taxable income subject to certain adjustments), we will issue a special dividend to our shareholders rather than incur the 20% tax (see Note B[8] to our consolidated financial statements included in this Quarterly Report).

During the period December 2018 through March 2021, we made an aggregate investment of $6,000,000 in ILiAD, a clinical stage biotechnology company with an exclusive license to fifty-one (51) patents (see Note J to our unaudited condensed consolidated financial statements included herein). Our investment in ILiAD involves significant risk.

As to the impact of the global COVID-19 pandemic on us, COVID-19 has and continues to cause some delays in the courts including the scheduling of trial dates, which could adversely affect the timing of our consummation of future license agreements.

On June 9, 2020, our Board of Directors approved the continuation of our dividend policy consisting of semi-annual cash dividends of $0.05 per share ($0.10 per share annually) which are anticipated to be paid in March and September of each year. On February 23, 2021, our Board of Directors declared a semi-annual cash dividend of $0.05 per share with a payment date of March 31, 2021 to all common shareholders of record as of March 16, 2021.  Our dividend policy undergoes a periodic review by our Board of Directors and is subject to change at any time depending upon our financial requirements, earnings and other factors existing at the time (see Note L to our unaudited condensed consolidated financial statements included herein).

RESULTS OF OPERATIONS

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenue. We had revenue of $18,692,000 for the three months ended March 31, 2021 as compared to revenue of $161,000 for the three months ended March 31, 2020. The increase in revenue of $18,531,000 for the three months ended March 31, 2021 was due to revenue of $18,692,000 from our resolution of a contractual dispute with Cisco concerning licensing of our Remote Power Patent (see Note I[2] to our unaudited condensed consolidated financial statements included herein).

Operating Expenses. Operating expenses for the three months ended March 31, 2021 were $6,421,000 as compared to $1,061,000 for the three months ended March 31, 2020. We had costs of revenue of $5,420,000 and $32,000 for the three months ended March 31, 2021 and 2020 respectively. Included in the costs of revenue for the three months ended March 31, 2021 were contingent legal fees of $4,485,000 and $935,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note H[1] to our unaudited condensed consolidated financial statements included herein). Included in the costs of revenue for the three months ended March 31, 2020 were contingent legal fees of $24,000 and $8,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.

General and administrative expenses were $513,000 for the three months ended March 31, 2021 as compared to $486,000 for the three months ended March 31, 2020. Amortization of patents was $74,000 for three months ended March 31, 2021 as compared to $72,000 for the three months ended March 31, 2020. Stock-based compensation expense related to the issuance of restricted stock units was $59,000 for the three months ended March 31, 2021 as compared to $72,000 for the three months ended March 31, 2020. Professional fees and related costs were $355,000 for the three months ended March 31, 2021 as compared to $399,000 for the three months ended March 31, 2020.

Operating Income (Loss). We had operating income of $12,271,000 for the three months ended March 31, 2021 compared with an operating loss of $900,000 for the three months ended March 31, 2020. The increased operating income of $13,171,000 for the three months ended March 31, 2021 was primarily due to revenue of $18,692,000 from the resolution of our contractual dispute with Cisco.

Interest and Dividend Income. Interest and dividend income for the three months ended March 31, 2021 decreased $128,000 from $178,000 for the three months ended March 31, 2020 to $50,000 for the three months ended March 31, 2021 primarily as a result of a change in the mix of our short term fix income investments and cash equivalents.

Income Taxes. For the three months ended March 31, 2021, we had a current tax expense for federal, state and local income taxes of $890,000 and a deferred tax expense of $1,724,000. For the three months ended March 31, 2020, we had no deferred tax for federal, state and local income taxes as a result of a full allowance for the deferred tax asset and no current tax benefit for federal, state and local taxes.

Share of Net Losses of Equity Method Investee. We incurred a net loss of $210,000 during the three month period ended March 31, 2021 related to our equity share in ILiAD Biotechnologies as compared to a net loss of $293,000 for the three months ended March 31, 2020 (see Note J to our unaudited condensed consolidated financial statements included herein).

Net Income (Loss). As a result of the foregoing, we realized net income of $9,451,000 or $0.39 per share basic and $0.38 diluted for the three months ended March 31, 2021 compared with a net loss of $1,337,000 or $(0.06) per share basic and diluted for the three months ended March 31, 2020.  The increased net income of $10,788,000 for the three months ended March 31, 2021 was primarily due to $18,692,000 of revenue from the resolution of our contractual dispute with Cisco during the three months ended March 31, 2021 (see Note I[2] to our unaudited condensed consolidated financial statements included herein).

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from revenue from licensing our patents. At March 31, 2021, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $41,271,000 and working capital of $52,271,000. Based on our current cash position, we believe that we will have sufficient cash to fund our operations for the foreseeable future.

Working capital increased by $9,312,000 at March 31, 2021 to $52,271,000 as compared to working capital of $42,959,000 at December 31, 2020. The increase in working capital of $9,312,000 for the three months ended March 31, 2021 was primarily due to net income of $9,451,000.

Net cash used in operating activities for the three months ended March 31, 2021 increased by $163,000 from $1,538,000 for the three months ended March 31, 2020 to $1,375,000 for the three months ended March 31, 2021 primarily due to revenue of $18,692,000 from resolution of our contractual dispute with Cisco during the three months ended March 31, 2021.

Net cash provided by investing activities during the three months ended March 31, 2021 was $1,198,000 as compared to $6,910,000 for the three months ended March 31, 2020 primarily as a result of the differential of purchases and sales of marketable securities and our $1,000,000 convertible note investment in ILiAD Biotechnologies (see Note J to our unaudited condensed consolidated financial statements included herein).

Net cash used in financing activities for the three months ended March 31, 2021 and 2020 was $1,206,000 and $1,365,000, respectively. The change of $159,000 primarily resulted from no repurchases of our common stock for the three months ended March 31, 2021 compared to $154,000 of repurchases of our common stock for the three month period ended March 31, 2020.

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

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of our financial statements included in this Quarterly Report on Form 10-Q requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of our unaudited condensed consolidated financial statements include revenue recognition, contingent legal fees and related expenses, income taxes, valuation of patents and equity method investments, including the evaluation of the Company’s basis difference. Actual results could be materially different from those estimates, upon which the carrying values were based. See also Note B to our unaudited condensed consolidated financial statements included in this quarterly report.

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

Costs of Revenue and Related Costs

We include in costs of revenue for the three months ended March 31, 2021 and 2020 contingent legal fees payable to patent litigation counsel, any other contractual payments to third parties related to net proceeds from settlements (see Note G[2] hereof) and incentive bonus compensation payable to its Chairman and Chief Executive Officer.

We do not believe recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on our consolidated financial position, statements of operations and cash flows (see Note B to our unaudited condensed financial statements included herein).

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

(b) Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our legal proceedings see Note I to our unaudited condensed consolidated financial statements included in this Quarterly Report and Item 1. Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2020.

During the three months ended March 31, 2021, the following material events occurred with respect to certain of our legal proceedings:

Plantronics Litigation

On January 7, 2021, we filed a lawsuit against Plantronics, Inc., the successor entity to Polycom, Inc., in the Supreme Court of the State of California, County of Santa Clara, for breach of a Settlement and License Agreement, dated September 29, 2016, with us for the failure of Plantronics and Polycom to make royalty payments, and provide corresponding royalty reports, to us based on sales of PoE products.

Remote Power Patent

On May 7, 2021, the U.S. District Court for the Eastern District of Texas, Tyler Division, granted our motion for new trial and denied our request for judgment as a matter of law on validity (which will be part of the trial). In addition, the District Court scheduled the trial to commence on August 6, 2021.

ITEM 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and trading price of our common stock. Investors should carefully consider the risks described in this Quarterly Report on Form 10-Q for the three months ended March 31, 2021 including, but not limited to, the risk described below, and our Annual Report on Form 10-K for the year ended December 31, 2020 (pages 13-22), filed with the SEC on March 31, 2021.

If we are determined to be a personal holding company in 2021 and have undistributed personal holding company income, we may issue a special cash dividend to our shareholders and will have less cash available for our operations and strategic transactions.

If we are determined to be a personal holding company in 2021 and have undistributed personal holding company income (see Note B[8] to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q), we may issue a special cash dividend to our shareholders in the full amount of undistributed personal holding company income (which means, in general, taxable income subject to certain adjustments) rather than incur an additional 20% tax on such income. Such a special cash dividend would mean that we will have less cash available for our operations and strategic transactions.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Issuances of Unregistered Securities

There were no such issuances during the three months ended March 31, 2021.

Stock Repurchases

On August 22, 2011, we established a share repurchase program (“Share Repurchase Program”). On June 11, 2019, our Board of Directors authorized an extension and increase of the Share Repurchase Program to repurchase up to $5,000,000 of shares of our common stock over the subsequent 24 month period (for a total authorization of approximately $22,000,000 since inception of the program). The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in our discretion. The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors. The Share Repurchase Program may be increased, suspended or discontinued at any time. Since inception of the Share Repurchase Program in August 2011 through March 31, 2021, we have repurchased an aggregate of 8,605,659 shares of our common stock at an aggregate cost of $16,156,005 (exclusive of commissions) or an average per share price of $1.88. During the three months ended March 31, 2021, we did not repurchase any of our shares of common stock. At March 31, 2021, the remaining dollar value of shares that may be repurchased under the Share Repurchase Program was $4,196,100.

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

NETWORK-1 TECHNOLOGIES, INC.

Date: May 17, 2021	By:	/s/ Corey M. Horowitz
Corey M. Horowitz Chairman and Chief Executive Officer

Date: May 17, 2021	By:	/s/ David C. Kahn
David C. Kahn Chief Financial Officer