Form 10-Q
period 2021-09-30
NETWORK-1 TECHNOLOGIES, INC.
filed 2021-11-12
CIK 1065078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to__________

Commission File Number  1-15288

NETWORK-1 TECHNOLOGIES, INC.

 (Exact name of registrant as specified in its charter)

Delaware	11-3027591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

445 Park Avenue, Suite 912 New York, New York	10022
(Address of principal executive offices)	(Zip Code)

212-829-5770

(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NTIP	NYSE American

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§223.405) of this chapter during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding as of November 4, 2021 was 24,099,629.

NETWORK-1 TECHNOLOGIES, INC.

Form 10-Q Index

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include any expectation of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements related to future performance and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Factors that could cause or contribute to such differences include various risks and uncertainties described below and elsewhere in this Quarterly Report on Form 10-Q as well as in our Quarterly Report on Form 10-Q for the three months ended March 31, 2021 (filed with the SEC on May 17, 2021) and our Annual Report on Form 10-K for the year ended December 31, 2020 (filed with the SEC on March 31, 2021). Furthermore, such forward-looking statements speak only as of the date of this report. Such risks and uncertainties include, but are not limited to, the following:

•	our uncertain revenue;
•	uncertainty of the outcome of our pending litigations;
•	our ability to achieve future revenue from our Cox patent portfolio, Mirror Worlds patent portfolio and M2M/IoT patent portfolio;
•	our ability to protect our patents;
•	our ability to execute our strategy to acquire or make investments in high quality patents with significant licensing opportunities;
•	our ability to enter into strategic relationships with third parties to license or otherwise monetize their intellectual property;
•	our ability to achieve a return on our investment in ILiAD Biotechnologies, LLC;
•	uncertainty as to whether cash dividends will continue to be paid;
•	the risk that we may be determined to be a personal holding company in 2021 which may result in our issuing a special cash dividend to our stockholders to the extent we have undistributed personal holding company income resulting in less cash available for our operations and strategic transactions;
•	the impact of Covid-19 causing delays in our legal proceedings; and
•	legislative, regulatory and competitive developments.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2021	December 31, 2020

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$43,173,000	$25,505,000
Marketable securities, at fair value	17,667,000	19,366,000
Other current assets	26,000	120,000

TOTAL CURRENT ASSETS	$60,866,000	44,991,000

OTHER ASSETS:
Deferred tax assets, net	—	954,000
Patents, net of accumulated amortization	1,444,000	1,578,000
Equity investment	3,018,000	3,650,000
Convertible note investment	1,000,000	—
Security deposits	13,000	21,000

Total Other Assets	5,475,000	6,203,000

TOTAL ASSETS	$66,341,000	$51,194,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:

CURRENT LIABILITIES:
Income taxes payable	$3,036,000	$—
Accounts payable	399,000	597,000
Accrued contingency fees and related costs	46,000	932,000
Accrued payroll	—	277,000
Other accrued expenses	134,000	226,000

Total Current Liabilities	3,615,000	2,032,000

LONG TERM LIABILITIES:
Deferred tax liability	680,000	—

TOTAL LIABILITIES	$4,295,000	$2,032,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value, authorized 10,000,000 shares; none issued and outstanding at September 30,2021 and December 31,2020	—	—

Common stock, $0.01 par value; authorized 50,000,000 shares; 24,099,629 and 24,105,879 shares issued and outstanding at September 30,2021 and December 31,2020,respectively	241,000	241,000

Additional paid-in capital	66,307,000	66,124,000
Accumulated deficit	(4,496,000)	(17,193,000)
Accumulated other comprehensive loss	(6,000)	(10,000)

TOTAL STOCKHOLDERS’ EQUITY	62,046,000	49,162,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$66,341,000	$51,194,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

REVENUE	$17,000,000	$4,150,000	$35,692,000	$4,366,000

OPERATING EXPENSES:
Costs of revenue	6,610,000	1,593,000	12,030,000	1,645,000
Professional fees and related costs	721,000	267,000	1,384,000	790,000
General and administrative	493,000	473,000	1,467,000	1,418,000
Amortization of patents	74,000	72,000	221,000	216,000
Stock-based compensation	65,000	85,000	183,000	242,000

TOTAL OPERATING EXPENSES	7,963,000	2,490,000	15,285,000	4,311,000

OPERATING INCOME	9,037,000	1,660,000	20,407,000	55,000

OTHER INCOME:
Interest and dividend income, net	67,000	105,000	185,000	403,000
Net realized and unrealized gain (loss) on marketable securities	(40,000)	68,000	(32,000)	(48,000)
Total other income, net	27,000	173,000	153,000	355,000

INCOME BEFORE INCOME TAXES AND EQUITY IN NET LOSSES OF EQUITY METHOD INVESTEE	9,064,000	1,833,000	20,560,000	410,000

INCOME TAXES PROVISION:
Current	2,326,000	355,000	3,036,000	(79,000)
Deferred taxes, net	(37,000)	(355,000)	1,635,000	79,000
Total income taxes provision	2,289,000	—	4,671,000	—

INCOME BEFORE SHARE OF NET LOSSES OF EQUITY METHOD INVESTEE:	$6,775,000	$1,833,000	$15,889,000	$410,000

SHARE OF NET LOSSES OF EQUITY METHOD INVESTEE	$(186,000)	$(146,000)	$(632,000)	$(644,000)

NET INCOME (LOSS)	$6,589,000	$1,687,000	$15,257,000	$(234,000)

Net Income (loss) per share
Basic	$0.28	$0.07	$0.63	$(0.01)
Diluted	$0.27	$0.07	$0.62	$(0.01)

Weighted average common shares outstanding:
Basic	23,934,361	24,012,333	24,136,506	23,992,203
Diluted	24,320,231	24,521,708	24,607,242	23,992,203

Cash dividends declared per share	$0.05	$0.05	$0.10	$0.10

NET INCOME (LOSS)	$6,589,000	$1,687,000	$15,257,000	$(234,000)

OTHER COMPREHENSIVE INCOME (LOSS) Net unrealized holding gain (loss) on corporate bonds and notes arising during the period, net of tax	(4,000)	(67,000)	4,000	(75,000)

COMPREHENSIVE INCOME (LOSS)	$6,585,000	$1,620,000	$15,261,000	$(309,000)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock		Additional		Accumulated Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance – December 31, 2020	24,105,879	$241,000	$66,124,000	$(17,193,000)	$(10,000)	$49,162,000
Dividends and dividend equivalents declared	—	—	—	(1,216,000)	—	(1,216,000)
Stock-based compensation	—	—	59,000	—	—	59,000
Vesting of restricted stock units	11,250	—	—	—	—	—
Net other comprehensive gain	—	—	—	—	11,000	11,000
Net income	—	—	—	9,451,000	—	9,451,000
Balance – March 31, 2021	24,117,129	$241,000	$66,183,000	$(8,958,000)	$1,000	$57,467,000
Stock-based compensation	—	—	59,000	—	—	59,000
Vesting of restricted stock units	11,250	—	—	—	—	—
Treasury shares purchased and retired	(40,000)	—	—	(131,000)	—	(131,000)
Net other comprehensive loss	—	—	—	—	(3,000)	(3,000)
Net loss	—	—	—	(783,000)	—	(783,000)
Balance – June 30, 2021	24,088,379	$241,000	$66,242,000	$(9,872,000)	$(2,000)	$56,609,000
Dividends and dividend equivalents declared	—	—	—	(1,213,000)	—	(1,213,000)
Stock-based compensation	—	—	65,000	—	—	65,000
Vesting of restricted stock units	11,250	—	—	—	—	—
Net other comprehensive loss	—	—	—	—	(4,000)	(4,000)
Net income	—	—	—	6,589,000	—	6,589,000
Balance – September 30, 2021	24,099,629	$241,000	$66,307,000	$(4,496,000)	$(6,000)	$62,046,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Common Stock		Additional		Accumulated Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance – December 31, 2019	24,036,071	$240,000	$65,824,000	$(12,636,000)	$79,000	$53,507,000
Dividends and dividend equivalents declared	—	—	—	(1,221,000)	—	(1,221,000)
Stock-based compensation	—	—	72,000	—	—	72,000
Vesting of restricted stock units	11,250	—	—	—	—	—
Cashless exercise of stock options	105,000	1,000	—	—	—	1,000
Shares delivered to fund stock option exercises	(100,293)	(1,000)	—	—	—	(1,000)
Treasury stock purchased and retired	(72,300)	(1,000)	—	(153,000)	—	(154,000)
Net other comprehensive loss	—	—	—	—	(183,000)	(183,000)
Net loss	—	—	—	(1,337,000)	—	(1,337,000)
Balance – March 31, 2020	23,979,728	$239,000	$65,896,000	$(15,347,000)	$(104,000)	$50,684,000
Stock-based compensation	—	—	85,000	—	—	85,000
Vesting of restricted stock units	11,250	—	—	—	—	—
Treasury stock purchased and retired	(43,589)	—	—	(98,000)	—	(98,000)
Net other comprehensive income	—	—	—	—	175,000	175,000
Net loss	—	—	—	(584,000)	—	(584,000)
Balance – June 30, 2020	23,947,389	$239,000	$65,981,000	$(16,029,000)	$71,000	$50,262,000
Dividends and dividend equivalents declared	—	—	—	(1,213,000)	—	(1,213,000)
Stock-based compensation	—	—	85,000	—	—	85,000
Vesting of restricted stock units	136,250	1,000	(1,000)	—	—	—
Value of shares delivered to pay withholding taxes	(50,563)	—	—	(109,000)	—	(109,000)
Net other comprehensive loss	—	—	—	—	(67,000)	(67,000)
Net income	—	—	—	1,687,000	—	1,687,000
Balance – September 30, 2020	24,033,076	$240,000	$66,065,000	$(15,664,000)	$4,000	$50,645,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,257,000	$(234,000)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Amortization of patents	221,000	216,000
Stock-based compensation	183,000	242,000
Loss from equity investment	632,000	644,000
Deferred tax expense	1,634,000	—
Amortization of right of use asset, net	—	41,000
Unrealized (gain) loss on marketable securities	9,000	(10,000)

Changes in operating asset and liabilities:
Royalty receivables	—	343,000
Other current assets	94,000	68,000
Accounts payable	(197,000)	(350,000)
Income taxes payable	3,036,000	—
Security deposit	8,000	—
Operating lease obligations	—	(41,000)
Accrued expenses	(1,276,000)	(812,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	19,601,000	107,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities	12,291,000	17,539,000
Purchases of marketable securities	(10,597,000)	(13,145,000)
Development of patents	(86,000)	(50,000)
Convertible note investment	(1,000,000)	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	608,000	4,344,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,410,000)	(2,456,000)
Value of shares delivered to fund withholding taxes	—	(109,000)
Repurchases of common stock, inclusive of commissions	(131,000)	(252,000)

NET CASH USED IN FINANCING ACTIVITIES:	(2,541,000)	(2,817,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,668,000	1,634,000

CASH AND CASH EQUIVALENTS, beginning of period	25,505,000	22,587,000

CASH AND CASH EQUIVALENTS, end of period	$43,173,000	$24,221,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH FINANCING ACTIVITY
Accrued dividend rights on restricted stock units	$19,000	$31,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS

[1] BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of the management of Network-1 Technologies, Inc. (the “Company”), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company’s financial position as of September 30, 2021, and the results of its operations and comprehensive income (loss) for the three and nine month periods ended September 30, 2021 and September 30, 2020, changes in stockholders’ equity for the three and nine month periods ended September 30, 2021 and September 30, 2020, and its cash flows for the nine month period ended September 30, 2021 and September 30, 2020. The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP may have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2021. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations to be expected for the full year.

The accompanying unaudited condensed consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, Mirror Worlds Technologies, LLC.

[2] BUSINESS

The Company is engaged in the development, licensing and protection of its intellectual property assets. The Company presently owns eighty-eight (88) patents including (i) the remote power patent (the “Remote Power Patent”) covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) the Mirror Worlds patent portfolio (the “Mirror Worlds Patent Portfolio”) relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) the Cox patent portfolio (the “Cox Patent Portfolio”) relating to enabling technology for identifying media content on the Internet and taking further actions to be performed based on such identification; and (iv) the M2M/IoT patent portfolio (the “M2M/IoT Patent Portfolio”) relating to, among other things, enabling technology for authenticating, provisioning and using embedded sim cards in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers.

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS (continued)

Until March 7, 2020, when the Remote Power Patent expired, the Company had been actively engaged in licensing its Remote Power Patent (U.S. Patent No. 6,218,930). As a result of the expiration of the Remote Power Patent, the Company no longer receives licensing revenue for its Remote Power Patent for any period subsequent to the expiration date (March 7, 2020). However, subsequent to the expiration date of the Remote Power Patent, the Company has received and may continue to receive licensing revenue from certain licensees for periods prior to March 7, 2020. On March 30, 2021, the Company entered into an amendment (the “Amendment”) to the Settlement and License Agreement, dated May 25, 2011, between the Company and Cisco (the “Agreement”). Pursuant to the Amendment, Cisco paid $18,692,000 to the Company to resolve a dispute relating to Cisco’s contractual obligation to pay royalties under the Agreement to the Company for the period beginning in the fourth quarter of 2017 through March 7, 2020 (when the Remote Power Patent expired) with respect to licensing the Remote Power Patent (see Note I[2] hereof). In addition, on July 26, 2021, the Company entered into a settlement agreement with Hewlett-Packard pursuant to which Hewlett-Packard paid the Company $17,000,000 in full settlement of a patent litigation (see Note I[2] hereof). The Company also believes that NETGEAR, Inc. (“Netgear”), another licensee of the Remote Power Patent, is obligated to pay the Company royalties that accrued but were not paid during the same period. The Company has commenced litigation against Netgear (see Note I[5] hereof).

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

The Company maintains cash deposits in high quality financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). Accounts at each institution are insured by the FDIC up to $250,000. At September 30, 2021, the Company maintained a cash balance of $5,835,000 in excess of the FDIC insured limit.

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

All of the Company’s revenue for the nine months ended September 30, 2021 was as a result of (i) resolution of a contractual dispute with a licensee to pay royalties to the Company pursuant to a royalty bearing license for the Remote Power Patent for the period beginning in the fourth quarter of 2017 through March 7, 2020 (when the Remote Power Patent expired) and (ii) settlement of a patent litigation with another licensee also involving the Remote Power Patent (see Note I[2] hereof).

The Company relies on royalty reports received from third party licensees to record its revenue. From time to time, the Company may audit or otherwise dispute royalties reported from licensees. Any adjusted royalty revenue as a result of such audits or dispute is recorded by the Company in the period in which such adjustment is agreed to by the Company and the licensee or otherwise determined.

Revenue from the Company’s patent licensing business is generated from negotiated license agreements. The timing and amount of revenue recognized from each licensee depends upon a variety of factors, including the terms of each agreement and the nature of the obligations of the parties. These agreements may include, but not be limited to, elements related to past infringement liabilities, non-refundable upfront license fees, and ongoing royalties on licensed products sold by the licensee. Generally, in the event of a litigation settlement related to the Company’s assertion of patent infringement involving its intellectual property, defendants will either pay (i) a non-refundable lump sum payment for a non-exclusive fully-paid license (a “Fully-Paid License”), or (ii) a non-refundable lump sum payment (license initiation fee) together with an ongoing obligation to pay quarterly or monthly royalties to the Company for the life of the licensed patent (a “Royalty Bearing License”).

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

ASC 740-10, Accounting for Uncertainty in Income Taxes, defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company had no uncertain tax positions as of September 30, 2021.

U.S. federal, state and local income tax returns prior to 2017 are not subject to examination by any applicable tax authorities, except that tax authorities could challenge returns (only under certain circumstances) for earlier years to the extent they generated loss carry-forwards that are available for those future years.

The personal holding company (“PHC”) rules under the Internal Revenue Code impose a 20% tax on a PHC’s undistributed personal holding company income (“UPHCI”), which means, in general, taxable income subject to certain adjustments. For a corporation to be classified as a PHC, it must satisfy two tests: (1) that more than 50% in value of its outstanding shares must be owned directly or indirectly by five or fewer individuals at any time during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the “Ownership Test”) and (2) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the “Income Test”). Based on net income of $15,257,000 for the nine months ended September 30, 2021, the Company is likely to have UPHCI for 2021 if it satisfies both the Ownership Test and Income Test for 2021. During the second half of 2021 through September 30, 2021, the Company does not believe it satisfied the Ownership Test. If the Company satisfies the Ownership Test during the second half of 2021 and the Income Test for 2021, and has UPHCI for 2021 (or in any subsequent year in which the tests are satisfied), the Company would be subject to a 20% tax on the amount of UPHCI that it does not distribute to its shareholders. In the event that the Company is determined to be a Personal Holding Company in 2021 (satisfying both the Ownership Test and Income Test) and the Company has UPHCI for 2021, the Company may issue a special cash dividend to its shareholders in an amount equal to the UPHCI rather than incur the 20% tax.

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

NOTE C – PATENTS

The include patents with estimated remaining economic useful lives ranging from 1.75 to 12 years. For all periods presented, all of the Company’s patents were subject to amortization. The gross carrying amounts and accumulated amortization related to acquired intangible assets as of September, 2021 and December 31, 2020 were as follows

	September 30, 2021	December 31, 2020
Gross carrying amount – patents	$7,934,000	$7,848,000
Accumulated amortization – patents	(6,490,000)	(6,270,000)
Patents, net	$1,444,000	$1,578,000

NOTE C – PATENTS (continued)

Amortization expense for the three months ended September 30, 2021 and 2020 was $74,000 and $72,000, respectively. Amortization expense for the nine months ended September 30, 2021 and 2020 was $221,000 and $216,000, respectively. Future amortization of intangible assets, net is as follows:

Twelve Months Ended September 30,
2022	$297,000
2023	297,000
2024	87,000
2025	87,000
2026 and thereafter	676,000
Total	$1,444,000

The Company’s Remote Power Patent expired on March 7, 2020. All of the patents within the Company’s Mirror Worlds Patent Portfolio have expired. All of the patents within the Cox Patent Portfolio expired in September 2021 except for two patents which expire in July 2023 and November 2023. The expiration dates of patents within the Company’s M2M/IoT Patent Portfolio range from September 2033 to May 2034.

NOTE D – STOCK-BASED COMPENSATION

Restricted Stock Units

The 2013 Stock Incentive Plan (“2013 Plan”) provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock, (d) stock appreciation rights, and (e) other stock-based awards including restricted stock units. Awards under the 2013 Plan may be granted singly, in combination, or in tandem. Subject to standard anti-dilution adjustments as provided, the 2013 Plan provides for an aggregate of 2,600,000 shares of the Company’s common stock to be available for distribution. The Company’s Compensation Committee generally has the authority to administer the 2013 Plan, determine participants who will be granted awards, the size and types of awards, the terms and conditions of awards and the form and content of the award agreements representing awards. Awards under the 2013 Plan may be granted to employees, directors and consultants of the Company and its subsidiaries. As of September 30, 2021, there were 1,832,308 shares of common stock available for issuance under the 2013 Plan.

NOTE D – STOCK-BASED COMPENSATION (continued)

A summary of restricted stock unit activity for the nine months ended September 30, 2021 is as follows (each restricted stock unit issued by the Company represents the right to receive one share of the Company’s common stock):

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance of restricted stock units outstanding at December 31, 2020	162,500	$2.25
Grants of restricted stock units	45,000	3.51
Vested restricted stock units[1]	(158,750)	(2.35)
Balance of unvested restricted stock units at September 30, 2021	48,750	$3.09

______________________________

1 Includes 125,000 shares of common stock subject to restricted stock units owned by the Company’s Chairman and Chief Executive Officer which vested on July 14, 2021 and are subject to settlement after January 1, 2022 but not later than March 15, 2022 (see Note H[1] hereof).

Restricted stock unit compensation expense was $65,000 and $85,000 for the three months ended September 30, 2021 and 2020, respectively. Restricted stock unit compensation expense was $183,000 and $242,000 for the nine months ended September 30, 2021 and September 30, 2020.

The Company has an aggregate of $94,000 of unrecognized restricted stock unit compensation as of September 30, 2021 to be expensed over a weighted average period of 0.76 years.

All of the Company’s outstanding (unvested) restricted stock units have dividend equivalent rights. As of September 30, 2021, there was $72,000 accrued for dividend equivalent rights.  As of December 31, 2020, there was $53,000 accrued for dividend equivalent rights.

NOTE E – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share data includes the dilutive effects of options, warrants and restricted stock units. Potentially dilutive shares of 548,750 and 726,250 at September 30, 2021 and 2020, respectively, consisted of options and restricted stock units.

Computations of basic and diluted weighted average common shares outstanding were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
Weighted-average common shares outstanding – basic	24,136,506	23,992,203	23,934,361	24,012,333
Dilutive effect of options and restricted stock units	470,736	—	385,870	509,375
Weighted-average common shares outstanding – diluted	24,607,242	23,992,203	24,320,231	24,521,708
Options and restricted stock units excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive	—	726,250	—	—

NOTE F – MARKETABLE SECURITIES

Marketable securities as of September 30, 2021 and December 31, 2020 were composed of:

	September 30, 2020
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income mutual funds	$12,313,000	$3,000	$—	$12,316,000
Corporate bonds and notes	5,357,000	—	(6,000)	5,351,000
Total marketable securities	$17,670,000	$3,000	$(6,000)	$17,667,000

	December 31, 2020
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$3,534,000	$7,000	$—	$3,541,000
Fixed income mutual funds	11,255,000	80,000	—	11,335,000
Corporate bonds and notes	4,500,000	18,000	(28,000)	4,490,000
Total marketable securities	$19,289,000	$105,000	$(28,000)	$19,366,000

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

Dovel & Luner, LLP provided legal services to the Company with respect to its patent litigation filed in September 2011 against sixteen (16) data networking equipment manufacturers in the U.S. District Court for the Eastern District of Texas, Tyler (see Note I[1] hereof). The terms of the Company’s agreement with Dovel & Luner LLP essentially provided for legal fees on a full contingency basis ranging from 12.5% to 35% (with certain exceptions) of the net recovery (after deduction for expenses) depending on the stage of the preceding in which a result (settlement or judgment) is achieved. The Company is responsible for a certain portion of the expenses incurred with respect to the litigation. As of September 30, 2021, the Company had accrued expenses and contingent liabilities of $46,000 owed to Dovel & Luner, LLP with respect to the litigation.

NOTE G – COMMITMENTS AND CONTINGENCIES (continued)

Dovel & Luner, LLP also provided legal services to the Company with respect to the litigation settled in July 2010 against Cisco and several other major data networking equipment manufacturers (see Note I[2] hereof). The terms of the Company’s agreement with Dovel & Luner, LLP with respect to this litigation provided for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of 24% (based on the settlement being achieved at the trial stage). With respect to royalty payments received from Cisco in accordance with the Company’s Settlement and License Agreement with Cisco, as amended, the Company has an obligation to pay Dovel & Luner, LLP (including local counsel) 24% of such royalties received. For the three and nine months ended September 30, 2021, the Company incurred aggregate contingent legal fees to Dovel & Luner, LLP with respect to the litigation of $5,760,000 and $10,245,000, respectively. For the three and nine months ended September 30, 2020, the Company incurred aggregate contingent legal fees to Dovel & Luner, LLP with respect to the litigation of $1,385,000 and $1,421,000, respectively. The Company was responsible for a portion of the expenses incurred with respect to the litigation. As of September 30, 2021, the Company had no accrued expenses owed to Dovel & Luner, LLP with respect to the litigation.

[2] Patent Acquisitions

In connection with the Company’s acquisition of its Cox Patent Portfolio, the Company is obligated to pay Dr. Cox 12.5% of the net proceeds (after deduction of expenses) generated by the Company from licensing, sale or enforcement of the patent portfolio.

As part of the acquisition of the Mirror Worlds Patent Portfolio, the Company also entered into an agreement with Recognition Interface, LLC (“Recognition”) pursuant to which Recognition received from the Company an interest in the net proceeds realized from the monetization of the Mirror Worlds Patent Portfolio, as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; and (iii) 20% of any portion of the net proceeds in excess of $250 million. Since entering into the agreement with Recognition in May 2013, the Company has paid Recognition an aggregate of $3,127,000 with respect to such net proceeds interest related to the Mirror Worlds Patent Portfolio. No such payments were made by the Company to Recognition during the three months ended September 30, 2021 and 2020.

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

NOTE H - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

[1] The Company's Chairman and Chief Executive Officer currently serves on an at-will basis at an annual base salary of $535,000. The Company's Chairman and Chief Executive Officer had served pursuant to a five-year employment agreement with the Company which expired in July 2021 (the "Prior Agreement"). Under certain terms of the Prior Agreement which survived its expiration, so long as the Chairman and Chief Executive Officer continues to serve as an executive officer of the Company, whether pursuant to the agreement or otherwise, the Chairman and Chief Executive Officer receives incentive compensation in an amount equal to 5% of the Company's gross royalties or other payments from Licensing Activities (as defined) (without deduction of legal fees or any other expenses) with respect to its Remote Power Patent and a 10% net interest (gross royalties and other payments after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company's royalties and other payments relating to Licensing Activities with respect to patents other than the Remote Power Patent (including the Mirror Worlds Patent Portfolio, Cox Patent Portfolio and M2M/IoT Patent Portfolio) (collectively, the "Incentive Compensation"). During the three months ended September 30, 2021 and 2020, the Chairman and Chief Executive Officer earned Incentive Compensation of $850,000 and $208,000, respectively. During the nine months ended September 30, 2021 and 2020, the Chairman and Chief Executive Officer earned Incentive Compensation of $1,785,000 and $218,000, respectively.

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

NOTE I – LEGAL PROCEEDINGS

[1] On July 26, 2021, the Company agreed to settle its patent litigation against Hewlett-Packard Company and Hewlett-Packard Enterprise Company (collectively, “HP”) pending in the U.S. District Court for the Eastern District of Texas, Tyler Division, for infringement of the Company’s Remote Power Patent. Under the terms of the settlement agreement, Hewlett-Packard Enterprise Company paid the Company $17,000,000 in full settlement of the litigation and HP received a fully paid license and release to the Remote Power Patent for its full term, which applies to sales of Power over Ethernet (“PoE”) products by HP and its wholly-owned subsidiary Aruba Networks, LLC.

[2] On March 30, 2021, the Company entered into an amendment (the “Amendment”) to the Settlement and License Agreement, dated May 25, 2011, between the Company and Cisco (the “Agreement”). Pursuant to the Amendment, Cisco paid $18,692,000 to the Company to resolve a dispute relating to Cisco’s contractual obligation to pay royalties under the Agreement to the Company for the period beginning in the fourth quarter of 2017 through March 7, 2020 (when the Remote Power Patent expired) with respect to licensing the Remote Power Patent.

[3] On April 4, 2014 and December 3, 2014, the Company initiated litigation against Google Inc. (“Google”) and YouTube, LLC (“YouTube”) in the U.S. District Court for the Southern District of New York for infringement of several of its patents within its Cox Patent Portfolio acquired from Dr. Cox (see Note G[2] hereof) which relate to the identification of media content on the Internet. The lawsuit alleges that Google and YouTube have infringed and continue to infringe certain of the Company’s patents by making, using, selling and offering to sell unlicensed systems and related products and services, which include YouTube’s Content ID system. The litigations against Google

NOTE I – LEGAL PROCEEDINGS (continued)

and YouTube were subject to court ordered stays which were in effect from July 2, 2015 until January 2, 2019 as a result of proceedings at the Patent Trial and Appeal Board (PTAB) and the appeals of PTAB Final Written Decisions to the U.S Court of Appeals for the Federal Circuit. Pursuant to a Joint Stipulation and Order Regarding Lifting of Stays, entered on January 2, 2019, the parties agreed, among other things, that the stays with respect to the litigations were lifted. In January 2019, the two litigations against Google and YouTube were consolidated. Discovery has been substantially completed and a trial date has not yet been set.

[4] On May 9, 2017, Mirror Worlds Technologies, LLC, the Company’s wholly-owned subsidiary, initiated litigation against Facebook, Inc. (“Facebook”) in the U.S. District Court for the Southern District of New York, for infringement of U.S. Patent No. 6,006,227, U.S. Patent No. 7,865,538 and U.S. Patent No. 8,255,439 (among the patents within the Company’s Mirror Worlds Patent Portfolio). The lawsuit alleged that the asserted patents are infringed by Facebook’s core technologies that enable Facebook’s Newsfeed and Timeline features. The lawsuit further alleged that Facebook’s unauthorized use of the stream-based solutions of the Company’s asserted patents has helped Facebook become the most popular social networking site in the world. On May 7, 2018, Facebook filed a motion for summary judgment on non-infringement. On August 11, 2018, the Court issued an order granting Facebook’s motion for summary judgment of non-infringement and dismissed the case. On August 17, 2018, the Company filed a Notice of Appeal to appeal the summary judgment decision to the U.S. Court of Appeals for the Federal Circuit. On January 23, 2020, the U.S. Court of Appeals for the Federal Circuit reversed the summary judgment finding of the District Court and remanded the litigation to the Southern District of New York for further proceedings. Discovery has been substantially completed and a trial date has not yet been set.

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

NOTE J – INVESTMENT

During the period December 2018 through March 2021, the Company made an aggregate investment of $6,000,000 in ILiAD Biotechnologies, LLC (“ILiAD”), a privately held clinical stage biotechnology company dedicated to the prevention of human disease caused by Bordetella pertussis with a current focus on its proprietary intranasal vaccine BPZE1, for the prevention of pertussis (whooping cough). The aggregate investment of $6,000,000 by the Company includes a $5,000,000 equity investment and a $1,000,000 investment in a convertible note (see below). At September 30, 2021, the Company owned approximately 9.5% of the outstanding units of ILiAD on a non-fully diluted basis and 7.3% of the outstanding units on a fully diluted basis (after giving effect to the exercise of all outstanding options and warrants). In connection with its investment, the Company’s Chairman and Chief Executive Officer obtained a seat on ILiAD’s Board of Managers and receives the same compensation for service on the Board of Managers as other non-management Board members.

NOTE J – INVESTMENT (continued)

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

For the three months ended September 30, 2021, the Company recorded a net loss from its equity investment in ILiAD totaling $186,000. For the nine months ended September 30, 2021, the Company recorded a net loss from its equity investment in ILiAD totaling $632,000.

The difference between the Company’s share of equity in ILiAD’s net assets and the equity investment carrying value reported on the Company’s unaudited condensed consolidated balance sheet at September 30, 2021 is due to an excess amount paid over the book value of the equity investment totaling approximately $5,000,000 which is accounted for as equity method goodwill.

NOTE K – STOCK REPURCHASES

On June 8, 2021, the Board of Directors authorized an extension and increase of the Company’s share repurchase program (the “Share Repurchase Program”) to repurchase up to $5,000,000 of common stock over the subsequent 24 month period. The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion. The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors. The Share Repurchase Program may be increased, suspended or discontinued at any time. Since inception of the Share Repurchase Program through September 30, 2021, the Company has repurchased an aggregate of 8,645,659 shares of its common stock at an aggregate cost of $16,286,805 (exclusive of commissions) or an average per share price of $1.88. Except for the Company’s repurchase in May 2021 of 40,000 shares of its common stock from one of its directors at a price of $3.27 per share or an aggregate consideration of $130,800 in a privately negotiated transaction (see Note M below), the Company did not repurchase any shares of its common stock during the nine months ended September 30, 2021. At September 30, 2021, the dollar value of remaining shares that may be repurchased under the Share Repurchase Program was $4,869,200.

NOTE L – CONCENTRATIONS

Revenue from the Company’s Remote Power Patent constituted 100% of the Company’s revenue for the three and nine months ended September 30, 2021. Revenue from one licensee constituted 100% of the Company’s revenue for the three months ended September 30, 2021 and revenue from two licensees constituted 100% of the Company’s revenue for the nine months ended September 30, 2021. Revenue from one licensee constituted 100% of the Company’s revenue for the three months ended September 30, 2020 and 95% of the Company’s revenue for the nine months ended September 30, 2020. At September 30, 2021 and December 31, 2020, the Company had no royalty receivables.

NOTE M – RELATED PARTY TRANSACTION

On May 27, 2021, the Company repurchased from a director of the Company 40,000 shares of its common stock at a purchase price of $3.27 per share or aggregate consideration of $130,800.

NOTE N – DIVIDEND POLICY

The Company’s dividend policy consists of semi-annual cash dividends of $0.05 per share ($0.10 per share annually) which are anticipated to be paid in March and September of each year. On February 23, 2021, the Company’s Board of Directors declared a semi-annual cash dividend of $0.05 per share with a payment date of March 31, 2021 to all common shareholders of record as of March 16, 2021. On September 10, 2021, the Company’s Board of Directors declared a semi-annual cash dividend of $0.05 per share with a payment date of September 30, 2021 to common stockholders of record as of September 21, 2021. The Company’s dividend policy undergoes a periodic review by the Board of Directors and is subject to change at any time depending upon the Company’s earnings, financial requirements and other factors existing at the time.

NOTE O – SUBSEQUENT EVENTS

On October 26, 2021, the Company settled its litigation against Plantronics, Inc. in consideration for a payment of $337,000 (see Note I[6] hereof).

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our principal business is the development, licensing and protection of our intellectual property assets. We presently own eighty-eight (88) patents including: (i) our remote power patent (“Remote Power Patent”) covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; (ii) our Mirror Worlds patent portfolio (the “Mirror Worlds Patent Portfolio”) relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; (iii) our Cox patent portfolio (the “Cox Patent Portfolio”) relating to enabling technology for identifying media content on the Internet and taking further action to be performed after such identification; (iv) our M2M/IoT patent portfolio (the “M2M/IoT Patent Portfolio”) relating to, among other things, enabling technology for authenticating, provisioning and using embedded sim cards in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers. In addition, we continually review opportunities to acquire or license additional intellectual property as well as other strategic alternatives.

Until March 7, 2020, when the Remote Power Patent expired, we had been actively engaged in the licensing of our Remote Power Patent (U.S. Patent No. 6,218,930) which generated licensing revenue in excess of $187,000,000 from May 2007 through September 30, 2021. As of March 7, 2020, we had twenty-seven (27) license agreements with respect to our Remote Power Patent which, among others, included license agreements with Cisco, Dell Inc., Extreme Networks, Inc., Netgear, Microsemi Corporation, Motorola Solutions, Inc., NEC Corporation, Samsung Electronics Co., Ltd, Huawei Technologies Co., Ltd., ShoreTel, Inc., Juniper Networks, Inc., Polycom, Inc. and Avaya, Inc. As a result of the expiration of our Remote Power Patent, we no longer receive licensing revenue for our Remote Power Patent that accrues for any period subsequent to the expiration date (March 7, 2020).

However, subsequent to the expiration date of our Remote Power Patent, we received and may continue to receive licensing revenue from certain licensees of our Remote Patent for periods prior to March 7, 2020. On March 30, 2021, we entered into an amendment (the “Amendment”) to the Settlement and License Agreement, dated May 25, 2011, between us and Cisco (the “Agreement”). Pursuant to the Amendment, Cisco paid $18,692,000 to us to resolve a dispute relating to Cisco’s contractual obligation to pay us royalties under the Agreement for the period beginning in the fourth quarter of 2017 through March 7, 2020 (when the Remote Power Patent expired) with respect to licensing the Remote Power Patent (see Note I[2] to our unaudited condensed consolidated financial statements included in this Quarterly Report). In addition, on July 26, 2021, we entered into a settlement agreement with Hewlett-Packard pursuant to which Hewlett-Packard paid us $17,000,000 in full settlement of a patent litigation (see Note I[2] hereof). We also believe that Netgear, another licensee of our Remote Power Patent, is obligated to pay us royalties that accrued but were not paid for the same period. We commenced litigation against Netgear (see I[5] to our unaudited condensed consolidated financial statements included herein).

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

We have been dependent upon our Remote Power Patent for a significant portion of our revenue. We had revenue of $35,692,000 for the nine months ended September 30, 2021 from two licensees of our Remote Power Patent. Revenue for the years ended December 31, 2020, 2019 and 2018 from license agreements for our Remote Power Patent constituted $4,403,000 (100% of our revenue), $3,037,000 (100% of our revenue) and $15,785,000 (71% of our revenue), respectively. As a result of the expiration of our Remote Power Patent on March 7, 2020, we no longer receive licensing revenue for our Remote Power Patent for any period subsequent to the expiration date. Except for the uncertain licensing revenue from Netgear related to licensing our Remote Power Patent for a period prior to its expiration date (see Note I[5] to our unaudited condensed consolidated financial statements included herein), our future revenue will be entirely dependent on our ability to monetize our Mirror Worlds, Cox and M2M/IoT patent portfolios as well as any new patents we may acquire.

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

At September 30, 2021, our principal sources of liquidity consisted of cash and cash equivalents and, marketable securities of $60,840,000 and working capital of $57,251,000. Based on our current cash position, we believe that we will have sufficient cash to fund our operations for the foreseeable future. Based on our cash position, we continually review opportunities to acquire additional intellectual property as well as evaluate other strategic opportunities.

We currently have pending patent infringement litigations involving certain patents within our Cox Patent Portfolio and Mirror Worlds Patent Portfolio (see Notes I[3] and I[4] to our unaudited condensed consolidated financial statements included herein). Patent litigation is inherently risky and the outcome is uncertain.

In 2021 and future years we could be classified as a Personal Holding Company. If this is the case, we would be subject to a 20% tax on the amount of any PHC Income for such year that we do not distribute to our shareholders. If we are determined to be a Personal Holding Company in 2021 and in 2021we have undistributed personal holding company income (which generally means taxable income subject to certain adjustments), we may issue a special dividend to our shareholders rather than incur the 20% tax (see Note B[7] to our unaudited condensed consolidated financial statements included in this Quarterly Report).

During the period December 2018 to date, we made an aggregate investment of $6,000,000 in ILiAD, a clinical stage biotechnology company with an exclusive license to fifty-four (54) patents (see Note J to our unaudited condensed consolidated financial statements included herein). Our investment in ILiAD involves significant risk.

As to the impact of the global COVID-19 pandemic on us, COVID-19 has and continues to cause some delays in the courts including the scheduling of trial dates, which could adversely affect the timing of our consummation of future license agreements.

On June 9, 2020, our Board of Directors approved the continuation of our dividend policy consisting of semi-annual cash dividends of $0.05 per share ($0.10 per share annually) which are anticipated to be paid in March and September of each year. On February 23, 2021, our Board of Directors declared a semi-annual cash dividend of $0.05 per share with a payment date of March 31, 2021 to all common shareholders of record as of March 16, 2021. On September 10, 2021, our Board of Directors declared a semi-annual cash dividend of $0.05 per share with a payment date of September 30, 2021 to all common shareholders of record as of September 21, 2021.  Our dividend policy undergoes a periodic review by our Board of Directors and is subject to change at any time depending upon our financial requirements, earnings and other factors existing at the time (see Note N to our unaudited condensed consolidated financial statements included herein).

RESULTS OF OPERATIONS

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Revenue. We had revenue of $17,000,000 for the three months ended September 30, 2021 as compared to revenue of $4,150,000 for the three months ended September 30, 2020. The increase in revenue of $12,850,000 for the three months ended September 30, 2021 was due to revenue of $17,000,000 from our litigation settlement with Hewlett-Packard.

Operating Expenses. Operating expenses for the three months ended September 30, 2021 were $7,963,000 as compared to $2,490,000 for the three months ended September 30, 2020. We had costs of revenue of $6,610,000 and $1,593,000 for the three months ended September 30, 2021 and 2020, respectively. Included in the costs of revenue for the three months ended September 30, 2021 were contingent legal fees of $5,760,000 and $850,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note H[1] to our unaudited condensed consolidated financial statements included herein). Included in the costs of revenue for the three months ended September 30, 2020 were contingent legal fees and expenses of $1,385,000 and $208,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.

General and administrative expenses were $493,000 for the three months ended September 30, 2021 as compared to $473,000 for the three months ended September 30, 2020. Amortization of patents was $74,000 for three months ended September 30, 2021 as compared to $72,000 for the three months ended September 30, 2020. Stock-based compensation expense related to the issuance of restricted stock units was $65,000 for the three months ended September 30, 2021 as compared to $85,000 for the three months ended September 30, 2020. Professional fees and related costs were $721,000 for the three months ended September 30, 2021 as compared to $267,000 for the three months ended September 30, 2020 primarily as a result of increased patent litigation costs of $573,000.

Operating Income. We had operating income of $9,037,000 for the three months ended September 30, 2021 compared with operating income of $1,660,000 for the three months ended September 30, 2020. The increased operating income of $7,377,000 for the three months ended September 30, 2021 was primarily due to the increase in revenue of $12,850,000 related to our litigation settlement with Hewlett-Packard.

Interest and Dividend Income. Interest and dividend income for the three months ended September 30, 2021 decreased $38,000 from $105,000 for the three months ended September 30, 2020 to $67,000 for the three months ended September 30, 2021 primarily as a result of a change in the mix of our short term fixed income investments and cash equivalents.

Income Taxes. For the three months ended September 30, 2021, we had a current tax expense for federal, state and local income taxes of $2,326,000 and a deferred tax benefit of $37,000. For the three months ended September 30, 2020, we had a current tax expense for federal, state and local income taxes of $355,000 and a deferred tax benefit of $355,000.

Share of Net Losses of Equity Method Investee. We incurred a net loss of $186,000 during the three month period ended September 30, 2021 related to our equity share in ILiAD Biotechnologies as compared to a net loss of $146,000 for the three months ended September 30, 2020 (see Note [J] to our unaudited condensed consolidated financial statements included herein).

Net Income. As a result of the foregoing, we realized net income of $6,589,000 or $0.28 per share basic and $0.27 per share diluted for the three months ended September 30, 2021 compared with net income of $1,687,000 or $0.07 per share basic and diluted for the three months ended September 30, 2020.  The increased net income of $4,902,000 for the three months ended September 30, 2021 was primarily due to an increase in revenue of $12,850,000 from our litigation settlement with Hewlett-Packard.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Revenue. We had revenue of $35,692,000 for the nine months ended September 30, 2021 as compared to revenue of $4,366,000 for the nine months ended September 30, 2020. The increase in revenue of $31,326,000 for the nine months ended September 30, 2021 was due to revenue of $18,692,000 from our resolution of a contractual dispute with Cisco concerning licensing of our Remote Power Patent and revenue of $17,000,000 from our litigation settlement with Hewlett-Packard (see Note I[2] to our unaudited condensed consolidated financial statements included herein).

Operating Expenses. Operating expenses for the nine months ended September 30, 2021 were $15,285,000 as compared to $4,311,000 for the nine months ended September 30, 2020. We had costs of revenue of $12,030,000 and $1,645,000 for the nine months ended September 30, 2021 and 2020, respectively. Included in the costs of revenue for the nine months ended September 30, 2021 were contingent legal fees of $10,245,000 and $1,785,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note H[1] to our unaudited condensed consolidated financial statements included herein). Included in the costs of revenue for the nine months ended September 30, 2020 were contingent legal fees of $1,427,000 and $218,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.

General and administrative expenses were $1,467,000 for the nine months ended September 30, 2021 as compared to $1,418,000 for the nine months ended September 30, 2020. Amortization of patents was $221,000 for nine months ended September 30, 2021 as compared to $216,000 for the nine months ended September 30, 2020. Stock-based compensation expense related to the issuance of restricted stock units was $183,000 for the nine months ended September 30, 2021 as compared to $242,000 for the three months ended September 30, 2020. Professional fees and related costs were $1,384,000 for the nine months ended September 30, 2021 as compared to $790,000 for the nine months ended September 30, 2020 primarily as a result of increased patent litigation costs of $779,000.

Operating Income. We had operating income of $20,407,000 for the nine months ended September 30, 2021 compared with operating income of $55,000 for the nine months ended September 30, 2020. The increased operating income of $20,352,000 for the nine months ended September 30, 2021 was primarily due to the increase in revenue of $31,326,000 from the resolution of our contractual dispute with Cisco and our litigation settlement with Hewlett-Packard.

Interest and Dividend Income. Interest and dividend income for the nine months ended September 30, 2021 decreased $218,000 from $403,000 for the nine months ended September 30, 2020 to $185,000 for the nine months ended September 30, 2021 primarily as a result of a change in the mix of our short term fix income investments and cash equivalents.

Income Taxes. For the nine months ended September 30, 2021, we had a current tax expense for federal, state and local income taxes of $3,036,000 and a deferred tax expense of $1,635,000. For the nine months ended September 30, 2020, we had a deferred tax benefit for federal, state and local income taxes of $79,000 and a current tax benefit of $79,000.

Share of Net Losses of Equity Method Investee. We incurred a net loss of $632,000 during the nine month period ended September 30, 2021 related to our equity share in ILiAD Biotechnologies as compared to a net loss of $644,000 for the nine months ended September 30, 2020 (see Note J to our unaudited condensed consolidated financial statements included herein).

Net Income (Loss). As a result of the foregoing, we realized net income of $15,257,000 or $0.63 per share basic and $0.62 diluted for the nine months ended September 30, 2021 compared with a net loss of $234,000 or $(0.01) per share basic and diluted for the nine months ended September 30, 2020.  The increased net income of $15,491,000 for the nine months ended September 30, 2021 was primarily due to increased revenue of $31,326,000 from the resolution of our contractual dispute with Cisco and our litigation settlement with Hewlett-Packard (see Note I[2] to our unaudited condensed consolidated financial statements included herein).

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from revenue from licensing our patents. At September 30, 2021, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $60,840,000 and working capital of $57,251,000. Based on our current cash position, we believe that we will have sufficient cash to fund our operations for the foreseeable future.

Working capital increased by $14,292,000 at September 30, 2021 to $57,251,000 as compared to working capital of $42,959,000 at December 31, 2020. The increase in working capital of $14,292,000 for the nine months ended September 30, 2021 was primarily due to net income of $15,257,000 during the period.

Net cash provided by operating activities for the nine months ended September 30, 2021 increased by $19,494,000 from $107,000 for the nine months ended September 30, 2020 to $19,601,000 for the nine months ended September 30, 2021 primarily due to revenue of $35,692,000 from resolution of our contractual dispute with Cisco and our litigation settlement with Hewlett-Packard during the nine months ended September 30, 2021.

Net cash provided by investing activities during the nine months ended September 30, 2021 was $608,000 as compared to $4,344,000 for the nine months ended September 30, 2020 primarily as a result of the differential of purchases and sales of marketable securities and partially offset by our $1,000,000 convertible note investment in ILiAD Biotechnologies (see Note J to our unaudited condensed consolidated financial statements included herein).

Net cash used in financing activities for the nine months ended September 30, 2021 and 2020 was $2,541,000 and $2,817,000, respectively. The change of $276,000 primarily resulted from reduced repurchases of common stock of $121,000 and shares delivered to pay payroll taxes of $109,000 for the nine months ended September 30, 2020.

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

Costs of Revenue and Related Costs

We include in costs of revenue for the three and nine months ended September 30, 2021 and 2020 contingent legal fees payable to patent litigation counsel, any other contractual payments to third parties related to net proceeds from settlements (see Note G[2] hereof) and incentive bonus compensation payable to its Chairman and Chief Executive Officer.

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

(b) Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our legal proceedings see Note I to our unaudited condensed consolidated financial statements included in this Quarterly Report and Item 1. Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2020.

During the three months ended September 30, 2021, the following material events occurred with respect to certain of our legal proceedings:

Remote Power Patent

On July 26, 2021, we agreed to settle our patent litigation against Hewlett-Packard Company and Hewlett-Packard Enterprise Company (collectively, “HP”) pending in the U.S. District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent. Under the terms of the settlement agreement, Hewlett-Packard Enterprise Company paid us $17,000,000 in full settlement of the litigation and HP received a fully paid license and release to the Remote Power Patent for its full term (which expired on March 7, 2020), which applies to sales of Power over Ethernet (“PoE”) products by HP and its wholly owned subsidiary Aruba Networks, LLC.

ITEM 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and trading price of our common stock. Investors should carefully consider the risks described in this Quarterly Report on Form 10-Q for the three months ended September 30, 2021, and our Annual Report on Form 10-K for the year ended December 31, 2020 (pages 13-22), filed with the SEC on March 31, 2021 as well as the risk disclosed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2021 (page 30).

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Issuances of Unregistered Securities

There were no such issuances during the three months ended September 30, 2021.

Stock Repurchases

On August 22, 2011, we established a share repurchase program (“Share Repurchase Program”). On June 8, 2021, our Board of Directors authorized an extension and increase of the Share Repurchase Program to repurchase up to $5,000,000 of shares of our common stock over the subsequent 24 month period. The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in our discretion. The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors. The Share Repurchase Program may be increased, suspended or discontinued at any time. Since inception of the Share Repurchase Program in August 2011 through September 30, 2021, we have repurchased an aggregate of 8,645,659 shares of our common stock at an aggregate cost of $16,286,805 (exclusive of commissions) or an average per share price of $1.88. During the three months ended September 30, 2021, we did not repurchase any of our shares of common stock. At September 30, 2021, the remaining dollar value of shares that may be repurchased under the Share Repurchase Program was $4,869,200.

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

NETWORK-1 TECHNOLOGIES, INC.

Date: November 12, 2021	By:	/s/ Corey M. Horowitz
Corey M. Horowitz Chairman and Chief Executive Officer

Date: November 12, 2021	By:	/s/ David C. Kahn
David C. Kahn Chief Financial Officer