Form 10-K
period 2021-12-31
NETWORK-1 TECHNOLOGIES, INC.
filed 2022-03-30
CIK 1065078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission File Number:   1-15288

_____________________

NETWORK-1 TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

_____________________

Delaware	11-3027591
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

65 Locust Avenue New Canaan, Connecticut 06840
(Address of Principal Executive Offices)

Registrant's telephone number, including area code:   (203) 920-1055

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock $.01 par value	NTIP	NYSE American

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of June 30, 2021 was approximately $47,450,000 based on the closing price as reported on NYSE American Exchange.  Shares of voting stock held by each officer and director and by each person, who as of June 30, 2021, the last business day of the Registrant’s most recently completed second quarter, may be deemed to have beneficially owned more than 10% of the voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

The number of shares outstanding of Registrant's common stock as of March 28, 2022 was 23,883,024.

NETWORK-1 TECHNOLOGIES, INC.

2021 FORM 10-K

TABLE OF CONTENTS

Page No.

PART I

PART I

Forward-looking statements:

THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS ABOUT FUTURE EVENTS AND EXPECTATIONS WHICH ARE “FORWARD-LOOKING STATEMENTS”. ANY STATEMENT IN THIS 10-K THAT IS NOT A STATEMENT OF HISTORICAL FACT MAY BE DEEMED TO BE A FORWARD-LOOKING STATEMENT WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES EXCHANGE ACT OF 1933, AS AMENDED, OR SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING STATEMENTS PROVIDE CURRENT EXPECTATIONS OF FUTURE EVENTS BASED ON CERTAIN ASSUMPTIONS AND INCLUDE ANY STATEMENT THAT DOES NOT DIRECTLY RELATE TO ANY HISTORICAL OR CURRENT FACT. STATEMENTS CONTAINING SUCH WORDS AS “MAY,” “WILL,” “EXPECT,” “BELIEVE,” “ANTICIPATE,” “INTEND,” “COULD,” “ESTIMATE,” “CONTINUE” OR “PLAN” AND SIMILAR EXPRESSIONS OR VARIATIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS.  THESE STATEMENTS ARE BASED ON THE BELIEFS AND ASSUMPTIONS OF OUR MANAGEMENT BASED ON INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CURRENT RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATED TO VARIOUS FACTORS SET FORTH IN THIS REPORT AND IN OTHER FILINGS MADE BY US WITH THE SECURITIES AND EXCHANGE COMMISSION. BASED UPON CHANGING CONDITIONS, SHOULD ANY ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, INCLUDING THOSE DISCUSSED AS “RISK FACTORS” IN ITEM 1A AND ELSEWHERE IN THIS REPORT, OR SHOULD ANY OF OUR UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED IN THIS REPORT. WE UNDERTAKE NO OBLIGATION TO UPDATE, AND WE DO NOT HAVE A POLICY OF UPDATING OR REVISING THESE FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE THE STATEMENT WAS MADE. UNLESS THE CONTEXT OTHERWISE REQUIRES, THE TERMS “NETWORK-1,” “COMPANY,” “WE,” “OUR,” “US” MEAN NETWORK-1 TECHNOLOGIES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES, MIRROR WORLDS TECHNOLOGIES, LLC AND HFT SOLUTIONS, LLC.

ITEM 1. BUSINESS

Overview

Our principal business is the development, licensing and protection of our intellectual property assets. We presently own ninety-five (95) patents including (i) our Cox patent portfolio (the “Cox Patent Portfolio”) relating to enabling technology for identifying media content on the Internet and taking further actions to be performed after such identification; (ii) our M2M/IoT patent portfolio (the “M2M/IoT Patent Portfolio”) relating to, among other things, enabling technology for authenticating, provisioning and using embedded sim cards in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones tablets and computers; (iii) our HFT patent portfolio (the “HFT Patent Portfolio”) covering certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems where the difference between success and failure may be measured in nanoseconds; (iv) our Mirror Worlds patent portfolio (the “Mirror Worlds Patent Portfolio”) relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; and (v) our remote power patent (“Remote Power Patent”) covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras.  In addition, we continually review opportunities to acquire or license additional intellectual property.

To date, we have invested $6,000,000 in ILiAD Biotechnologies, LLC, a clinical stage biotechnology company with an exclusive license to fifty-eight (58) patents (see “Investment in ILiAD Biotechnologies” at page 10 of this Annual Report).

Until March 7, 2020, when our Remote Power Patent expired, we had been actively engaged in the licensing of our Remote Power Patent (U.S. Patent No. 6,218,930) which generated licensing revenue in excess of $187,000,000 since May 2007. We achieved twenty-eight (28) license agreements with respect to our Remote Power Patent which, among others, included license agreements with Cisco Systems, Inc. (“Cisco”), Dell Inc., Hewlett-Packard Enterprise Company and Hewlett Packard Company (collectively, “Hewlett-Packard”), Extreme Networks, Inc., NETGEAR, Inc. (“Netgear”), Microsemi Corporation, Motorola Solutions, Inc., NEC Corporation, Samsung Electronics Co., Ltd, Huawei Technologies Co., Ltd., ShoreTel, Inc., Juniper Networks, Inc., Polycom, Inc. and Avaya, Inc.

As a result of the expiration of our Remote Power Patent, we no longer receive licensing revenue for such patent for any period subsequent to the expiration date (March 7,2020). However, subsequent to the expiration date of our Remote Power Patent, we received licensing revenue from certain licensees for periods prior to March 7, 2020.  On March 30, 2021, we entered into an amendment to our Settlement and License Agreement, dated May 25, 2011, with Cisco (the “Agreement”) pursuant to which Cisco paid $18,692,000 to us to resolve a dispute relating to Cisco’s contractual obligation to pay royalties under the Agreement pertaining to the Remote Power Patent for the period beginning in the fourth quarter of 2017 through March 7, 2020 (see Note K[2] to our consolidated financial statements included in this Annual Report).  In addition, on July 26, 2021, we entered into a settlement agreement with Hewlett-Packard pursuant to which Hewlett-Packard paid us $17,000,000 in full settlement of a patent litigation involving our Remote Power Patent (see Note K[1] to our consolidated financial statements included in this Annual Report). We believe that NETGEAR, Inc. (“Netgear”), another licensee of our Remote Power Patent, is obligated to pay us royalties that accrued but were not paid since the fourth quarter of 2017 through March 7, 2020.  We have pending litigation against Netgear to recover such royalties (see Note K[5] to our consolidated financial statements included in this Annual Report).

Since acquisition of our Mirror Worlds Patent Portfolio in May 2013, we have received licensing and other revenue from the Mirror Worlds Patent Portfolio of $47,150,000 through December 31, 2021 including license agreements with Apple and Microsoft.

Our current strategy includes continuing our efforts to monetize our intellectual property. In addition, we continue to seek to acquire additional intellectual property assets to develop, commercialize, license or otherwise monetize. Our strategy includes working with inventors and patent owners to assist in the development and monetization of their patented technologies. Our patent acquisition and development strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as we have achieved with respect to our Remote Power Patent and Mirror Worlds Patent Portfolio. In addition, we may also enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.

We have pending litigation involving our assertion of infringement claims concerning certain patents within our Cox Patent Portfolio and intend to appeal to the U.S. Court of Appeals for the Federal Circuit the District Court judgment of non-infringement dismissing our case involving certain patents within our Mirror Worlds Patent Portfolio (see “Legal Proceedings” at pages 21-22 of this Annual Report).

At December 31, 2021, we had cash and cash equivalents and marketable securities of $59,623,000 and working capital of $55,665,000. Based on our current cash position, we believe that we will have sufficient cash to fund our operations for the foreseeable future. Based on our cash position, we continually review opportunities to acquire additional intellectual property as well as evaluate other strategic alternatives.

Overview of Our Patents

Cox Patent Portfolio

Our Cox Patent Portfolio, acquired from Dr. Ingemar Cox in February 2013, currently consists of thirty-nine (39) patents, relating to enabling technology for identifying media content on the Internet, such as audio and video, and taking further actions to be performed based on such identification. All of the patents within our Cox patent portfolio expired in September 2021 except for two patents which expire in July 2023 and November 2023. We have pending litigation against Google Inc. and YouTube, LLC involving assertion of certain patents within our Cox Patent Portfolio (see “Legal Proceedings” at pages 21-22 hereof). The patents within our Cox Patent Portfolio are based on a patent application filed in 2000. Since the acquisition of the Cox Patent Portfolio in February 2013, we have been issued thirty-four (34) additional patents relating to this portfolio. The claims in these thirty-four (34) additional patents are generally directed towards systems of content identification and performing actions following therefrom.

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

M2M/IoT Patent Portfolio

Our M2M/IoT Patent Portfolio acquired in December 2017 relates to, among other things, enabling technology for authenticating, provisioning and using embedded SIM cards in next generation IoT, Machine-to-Machine and other mobile devices including smartphones, tablets and computers as well as automobiles and drones. The M2M/IoT Patent Portfolio currently consists of thirty (30) issued U.S. patents, five pending U.S. patent applications and seven additional pending non-U.S. patent applications. Since we acquired the M2M/IoT Patent Portfolio in December 2017 we have been issued eighteen (18) additional U.S. patents. We anticipate further issuances of additional claims for this portfolio. The expiration dates of the thirty (30) issued U.S. patents currently within our M2M/IoT Patent Portfolio range from September 2033 to May 2034. During the year ended December 31, 2021, we were issued one new U.S. patent and three non-U.S. patents for the M2M/IoT Portfolio.

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

HFT Patent Portfolio

On March 25, 2022, we acquired the HFT Patent Portfolio from Nima Badizadegan. The newly acquired portfolio covers certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems where the difference between success and failure may be measured in nanoseconds. The HFT Patent Portfolio currently includes six issued U.S. patents and two pending U.S. patents.

In addition to the purchase price of that we paid to the seller at closing, we have an obligation to pay the seller an additional cash payment of $500,000 and $375,000 of our common stock contingent upon achieving certain milestones with respect to the patent portfolio. We also have an obligation to pay the seller 15% of the first $50 million of net proceeds (after deduction of expenses) generated from the patent portfolio and 17.5% of net proceeds greater than $50 million.

Mirror Worlds Patent Portfolio

Our Mirror Worlds Patent Portfolio acquired in May 2013 covers foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system. All of our patents within our Mirror Worlds Patent Portfolio expired. The Mirror Worlds Patent Portfolio includes U.S. Patent No. 6,006,227 (the “227 Patent”) and U.S. Patent No. 8,255,439 which are currently being asserted in our litigation against Facebook, Inc. (see “Legal Proceedings” at pages 21-22 hereof). Our 227 Patent was previously asserted in litigations against Apple Inc. and Microsoft Corporation which were settled resulting in aggregate payments to us of $29,650,000.

The inventions relating to document stream operating systems covered by our Mirror Worlds Patent Portfolio resulted from the work done by Yale University computer scientist, Professor David Gelernter, and his then graduate student, Dr. Eric Freeman, in the mid-1990s. Certain aspects of the technologies developed by David Gelernter were commercialized in their company's product offering called “Scopeware.” Technologies embodied in Scopeware are now common in various computer and web-based operating systems. Professor Gelernter and Dr. Freeman each entered into consulting agreements with us as part of our acquisition of the Mirror Worlds Patent Portfolio.

As part of our acquisition of the Mirror Worlds Patent Portfolio in 2013, we also entered into an agreement with Recognition Interface, LLC (“Recognition”), an entity that financed the commercialization of the Mirror Worlds patent portfolio prior to its sale to Mirror Worlds, LLC and also retained an interest in the licensing proceeds of the Mirror Worlds patent portfolio. Pursuant to the terms of the agreement with us, we are obligated to pay Recognition an interest in the net proceeds realized from our monetization of the Mirror Worlds Patent Portfolio as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; and (iii) 20% of any portion of the net proceeds in excess of $250 million. Since entering into the agreement with Recognition in May 2013, we have paid Recognition an aggregate of $3,127,000 with respect to such net proceeds interest in our Mirror Worlds Patent Portfolio (no such payments were made during the years 2021 and 2020). In addition to the net proceeds interest, we also issued to Recognition (and its affiliate) warrants to purchase an aggregate of 1,250,000 shares of our common stock at exercise prices ranging from $1.40 to $2.10 per share, which warrants were exercised in full.

Remote Power Patent

Our Remote Power Patent (U.S. Patent No. 6,218,930) covers the delivery of power over Ethernet cables for the purpose of remotely powering network devices such as wireless access ports, IP phones and network based cameras. Our Remote Power Patent expired on March 7, 2020. Notwithstanding the expiration of the Remote Power Patent in March 2020, we received in 2021 aggregate licensing revenue of $36,029,000 relating to periods prior to expiration of the patent.

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

Network-1 Strategy

Our strategy is to capitalize on our intellectual property assets by entering into licensing arrangements with third parties including manufacturers and users that utilize our intellectual property's proprietary technologies as well as any additional proprietary technologies covered by patents which may be acquired by us in the future. Our current patent acquisition and development strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as has been the case with our Remote Power Patent and Mirror Worlds Patent Portfolio. Our Remote Power Patent has generated licensing revenue in excess of $187,000,000 from May 2007 through December 31, 2021. Since acquisition of our Mirror Worlds Patent Portfolio in May 2013, we have received licensing and other revenue of $47,150,000 through December 31, 2021. In addition, we may enter into third party strategic relationships with inventors and patent owners to assist in the development and monetization of their patent technologies. Based on our cash position, we continually review opportunities to acquire additional intellectual property as well as evaluate other strategic alternatives.

In connection with our activities relating to the protection of our intellectual property assets, or the intellectual property assets of third parties with whom we have strategic relationships in the future, it may be necessary to assert patent infringement claims against third parties whom we believe are infringing our patents or those of our strategic partners. We are currently involved in several litigations to protect our patents including certain patents within our Cox Patent Portfolio and Mirror Worlds Patent Portfolio (see “Legal Proceedings” at pages 21-22 hereof). We have previously successfully asserted litigation with respect to our Remote Power Patent and our Mirror Worlds Patent Portfolio and have also been successful in defending proceedings at the USPTO challenging the validity of our Remote Power Patent and certain patents within our Cox Patent Portfolio.

Significant Licensees

Revenue from our Remote Power Patent constituted 100% of our revenue for the years ended December 31, 2021 and December 31, 2020. For the year ended December 31, 2021, two licensees constituted 99% of our revenue. For the year ended December 31, 2020, one licensee constituted an aggregate of 94% of our revenue. It is anticipated that one or a few of our licensees or other third parties will continue to constitute a significant portion of our revenue for the foreseeable future.

Competition

With respect to our ability to acquire additional intellectual property assets or enter into strategic relationships with third parties to monetize their intellectual property assets, we face considerable competition from other companies, many of which have significantly greater financial and other resources than we have. The patent licensing and enforcement industry has grown and there has been a material increase in the number of companies seeking to acquire intellectual property assets from third parties or to provide financing to third parties seeking to monetize their intellectual property. Entities including, among others, Acacia Research Corporation (NASDAQ:ACTG), Intellectual Ventures, WI-LAN Inc., a subsidiary of Quarterhill Inc. (NASDAQ:QTRH), VirnetX Holdings Corporation (NYSE MKT:VHC) and RPX Corporation, seek to acquire intellectual property or partner with third parties to license or enforce intellectual property rights.  In addition, we also compete with strategic corporate buyers with respect to the acquisition of intellectual property assets. It is expected that others will enter this market as well. Many of these competitors have significantly greater financial and human resources than us.

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

Regulatory Environment

If new legislation, regulations or rules are implemented either by Congress, the USPTO or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our business, financial condition and results of operations. Certain legislation, regulations, and rulings by the courts and actions by the USPTO have materially increased the risk and cost of enforcement of patents.  U.S. patent laws were amended by the Leahy-Smith America Invents Act, referred to as the “America Invents Act”, which became effective on March 16, 2013. The America Invents Act included a number of significant changes to U.S. patent law. In general, it addressed issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation and new administrative post-grant review procedures to challenge the patentability of issued patents outside of litigation, including Inter Partes Review (IPR) and Covered Business Method Review (CBM) proceedings which provide third parties a timely, cost effective alternative to district court litigation to challenge the validity of an issued patent. The America Invents Act and its implementation has increased the uncertainties and costs surrounding the enforcement of patent rights which could have a material adverse effect on our business, financial condition and results of operations.

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

Investment in ILiAD Biotechnologies

During the period December 2018 – March 2021, we made an aggregate investment of $6,000,000 in ILiAD Biotechnologies, LLC (“ILiAD”), a privately held clinical stage biotechnology company dedicated to the prevention and treatment of human disease caused by Bordetella pertussis. The aggregate investment of $6,000,000 by the Company includes a $5,000,000 equity investment and $1,0000,000 investment in convertible notes (see below). On December 31, 2021, we owned approximately 9.5% of the outstanding units of ILiAD on a non-fully diluted basis and 7.2% of the outstanding units on a fully diluted basis (after giving effect to the exercise of all outstanding options, warrants and convertible notes). In connection with our investment, Corey Horowitz, our Chairman and Chief Executive Officer, became a member of ILiAD’s Board of Managers.  ILiAD is developing key technologies and working with leading scientists to investigate the impact of Bordetella pertussis in a range of human disease and is currently focused on validating its proprietary intranasal vaccine, BPZE1, for the prevention of Pertussis (whooping cough). Pertussis is a life-threatening disease caused by the highly contagious respiratory bacterium Bordetella pertussis. According to the U.S. Centers for Disease Control and Prevention, each year pertussis affects approximately 16 million people globally, accounting for nearly 200,000 deaths. ILiAD has the exclusive license to fifty-eight (58) issued patents and has thirty-three (33) pending patent applications.

BPZE1 was developed in the laboratory of Camille Locht, PhD, at the Institut Pasteur de Lille (IPL) and French National Institute of Health and Medical research. BPZE1 is a live-attenuated intranasal vaccine designed to overcome deficiencies of current pertussis vaccines, including poor durability of protection and failure to prevent nasopharyngeal Bordetella pertussis infections that lead to escape mutants and transmission to vulnerable infants. Four clinical trials studying BPZE1 in healthy adults have been completed by ILiAD to date, including positive topline results from a 300-participant adult Phase 2b trial demonstrating that BPZE1 induced durable mucosal immunity and reduced nasal colonization — two key factors necessary for the prevention of transmission and reduction of epidemic pertussis cycles.

On March 12, 2021, we invested $1,000,000 in ILiAD as part of its private offering of up to $23,500,000 of convertible notes (the “Notes”). The Notes have a maturity of three years with interest accruing at 6% per annum. The Notes are required to be converted into a Qualified Financing (minimum financing of $15 million) at the lesser of (i) 80% of the price paid per unit in such offering or (ii) a price based on an enterprise value of $176,000,000. In addition, the Notes shall convert in the event of a merger at the lower of an enterprise value of $176,000,000 or the stated valuation of ILiAD in the merger transaction. In the event of a change-in-control, noteholders will also have the option to have the Notes repaid except in a Qualified Financing or a stock-for-stock merger.

In December 2021, ILiAD announced the initiation and enrollment of the first participants in a BPZE1 study involving school age children. On January 3, 2022, ILiAD announced that the U.S. Food and Drug Administration (FDA) granted Fast Track designation for BPZE1.

Corporate Information

We were incorporated under the laws of the State of Delaware in July 1990. Our principal offices are located at 65 Locust Avenue, New Canaan, Connecticut 06840 and our telephone number is (203) 920-1055.

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

Employees and Consultants

On March 28, 2022, we had three employees and two consultants providing monthly services to us.

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

Risks Related to Our Business

Our revenue is uncertain.

Since March 2020 (the expiration of our Remote Power Patent), we no longer receive ongoing licensing revenue on a quarterly basis from licensees. Accordingly, except for our pending litigation against Netgear involving our Remote Power Patent (see Note K[5] to our consolidated financial statements included in this Annual Report), our revenue will be dependent upon litigation outcomes involving our Cox Patent Portfolio and Mirror Worlds Patent Portfolio, our ability to monetize our other patent portfolios or new patents to be acquired in the future. We currently have pending litigation against Google and YouTube involving certain patents within our Cox Patent Portfolio and we intend to appeal the District Court judgment granting Facebook summary judgment of non-infringement and dismissing our case involving certain patents within our Mirror Worlds Patent Portfolio (see “Legal Proceedings” at pages 21-22 hereof). Patent litigation is inherently risky and the outcome is uncertain. Accordingly, our future revenue is uncertain.

We have been dependent upon our Remote Power Patent for a significant portion of our revenue and the patent has expired.

Our Remote Power Patent has generated licensing revenue for us in excess of $187,000,000 from May 2007 through December 31, 2021.  Revenue for the years ended December 31, 2021 ($36,029,000), 2020 ($4,403,000) and 2019 ($3,037,000) from license agreements for our Remote Power Patent constituted 100% of our revenue. As a result of the expiration of our Remote Power Patent on March 7, 2020, we no longer receive licensing revenue for our Remote Power Patent for any period subsequent to the expiration date. However, in April 2021, Cisco paid us $18,691,890 in licensing royalties for the period beginning in the fourth quarter of 2017 through March 7, 2020 (see Note K[2] to our consolidated financial statements included in this Annual Report). In addition, in July 2021, we entered into a settlement agreement with Hewlett-Packard pursuant to which we were paid $17,000,000 in settlement of patent infringement litigation. Furthermore, we have pending litigation against Netgear, another licensee of our Remote Power Patent, for unpaid royalties for a period prior to March 2020 (see Note K[5] to our consolidated financial statements included in this Annual Report).  Except for our pending litigation against Netgear involving our Remote Power Patent, our future revenue will be entirely dependent on our ability to monetize our patent portfolios or patents we acquire in the future.

Our success is substantially dependent upon our ability to protect our patents.

Our success is substantially dependent upon our proprietary technologies and our ability to protect our intellectual property rights. We currently own ninety-five (95) patents that relate to various technologies including our Remote Power Patent, Cox Patent Portfolio, Mirror Worlds Patent Portfolio, M2M/IoT Patent Portfolio and HFT Patent Portfolio. Certain patents within our Mirror Worlds Patent Portfolio and Cox Patent Portfolio are currently being challenged in patent infringement litigation pending in the courts (see “Legal Proceedings” at pages 21-22 of this Annual Report). The uncertainty of the outcome of litigation creates risks that our efforts to protect our intellectual property assets may not be successful. If we are not successful in protecting our patents, our business would be negatively impacted.

We may not be able to capitalize in the future on our strategy to acquire high quality patents with significant licensing opportunities or enter into strategic relationships with third parties to license or otherwise monetize their intellectual property.

Based upon the success we achieved from licensing our Remote Power Patent (twenty-eight (28) license agreements which generated in excess of $187,000,000 of revenue), the revenue we generated from our Mirror Worlds Patent Portfolio ($47,150,000) and establishing a patent portfolio currently consisting of ninety-five (95) patents as well as our cash position, we believe we have the expertise and sufficient capital to compete in the intellectual property monetization market and to enter strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.  However, we may not be able to acquire additional intellectual property or, if acquired, we may not achieve material revenue or profit from such intellectual property.  Acquisitions of patent assets are competitive, time consuming, complex and costly to consummate. Our strategy is to focus on acquiring high quality patent assets which management believes have the potential for significant licensing opportunities.  These high quality patent opportunities are difficult to find and are often very competitive to acquire.  In addition, such acquisitions present material risks. Even if we acquire additional patent assets, we may not be able to achieve significant licensing revenue or even generate sufficient revenue related to such patent assets to offset the acquisition costs and the legal fees and expenses which may be incurred to enforce, license or otherwise monetize such patents. In addition, we may not be able to enter into strategic relationships with third parties to license or otherwise monetize their intellectual property and, even if we consummate such strategic relationships, we may not achieve material revenue or profit from such relationships.

We may not be successful in enforcing or defending our Cox Patent Portfolio, generating additional revenue from our Mirror Worlds Patent Portfolio or generating revenue from our M2M/IoT Patent Portfolio and HFT Patent Portfolio.

We acquired our Cox Patent Portfolio in 2013, which currently consists of thirty-nine (39) patents.  We have not yet achieved any revenue from our Cox Patent Portfolio. We are currently enforcing certain patents within our Cox Patent Portfolio against Google and YouTube, who are challenging these patents (see “Legal Proceedings” at page 22 hereof). We also intend to appeal the District Court decision granting Facebook summary judgment of non-infringement and dismissing our case involving certain patents within our Mirror Worlds Patent Portfolio (see “Legal Proceedings at pages 21-22 hereof). In addition, our M2M/IoT Patent Portfolio, currently consisting of thirty (30) patents, is not currently being asserted and thus it is not anticipated that this portfolio will generate revenue for at least the next twelve months. We also recently acquired our HFT Patent Portfolio, consisting of six patents and two pending patents. We may not have future success in enforcing or defending our Cox Patent Portfolio, Mirror Worlds Patent Portfolio, M2M/IoT Patent Portfolio and HFT Patent Portfolio, which would have a negative impact on our business.

Our quarterly and annual operating and financial results and our revenue are difficult to predict and are likely to fluctuate significantly in future periods.

Our quarterly and annual operating and financial results are difficult to predict and may fluctuate significantly from period to period. We had revenue of $36,029,000 and net income of $14,281,000 for the year ended December 31, 2021.  We had revenue of $4,403,000 and incurred a net loss of $1,709,000 for the year ended December 31, 2020 as compared to revenue of $3,037,000 and a net loss of $1,792,000 for the year ended December 31, 2019.  Our revenue and net income was $22,106,000 and $7,706,000, respectively, for the year ended December 31, 2018 and $16,451,000 and $4,133,000 for the year ended December 31, 2017. Accordingly, our revenue, net income and results of operations may widely fluctuate as a result of a variety of factors that are outside our control including our ability and timing in consummating future license agreements for our intellectual property assets, the timing and extent of payments received by us from licensees, the timing and our ability to achieve successful outcomes from current and future patent litigation, whether we will achieve a return on our investment in ILiAD Biotechnologies and the timing of any such gains, and the timing and our ability to achieve revenue from future strategic relationships.

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

The personal holding company (“PHC”) rules under the Internal Revenue Code impose a 20% tax on a PHC’s undistributed personal holding company income (“UPHCI”), which means, in general, taxable income subject to certain adjustments and reduced by certain distributions to shareholders. For a corporation to be classified as a PHC, it must satisfy two tests: (1) that more than 50% in value of its outstanding shares must be owned directly or indirectly by five or fewer individuals at any time during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the “Ownership Test”) and (2) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the “Income Test”). During the second half of 2021, based on available information concerning our shareholder ownership, we did not satisfy the Ownership Test and thus we were not a PHC for 2021. However, we may be determined to be a PHC in the future.  If we were determined to be a PHC in any future year, we would be subject to an additional 20% tax on our UPHCI. In such event, we may issue a special cash dividend to our shareholders in an amount equal to the UPHCI rather than incur the 20% tax.

We are dependent upon our CEO and Chairman.

Our success is largely dependent upon the personal efforts of Corey M. Horowitz, our Chairman, Chief Executive Officer and Chairman of our Board of Directors. On March 22, 2022, we entered into a new four year employment agreement with M. Horowitz pursuant to which he continues to serve as our Chairman and Chief Executive Officer. The loss of the services of Mr. Horowitz would have a material adverse effect on our business and prospects. We do not maintain key-man life insurance on the life of Mr. Horowitz.

Our investment in ILiAD Biotechnologies involves a high degree of risk and we may lose our entire investment.

We have invested $6,000,000 in ILiAD Biotechnologies, LLC, a privately held clinical stage biotechnology company, dedicated to the prevention and treatment of human disease caused by Bordetella pertussis with a current focus on its proprietary intranasal vaccine, BPZE1, for the prevention of pertussis (whooping cough). As a clinical stage biotechnology investment, our investment involves a high degree of risk including the potential loss of our entire investment.

Cash dividends may not be continued to be paid.

Our dividend policy consists of semi-annual cash dividends of $0.05 per share ($0.10 per share annually) which are anticipated to be paid in March and September of each year. We have paid such semi-annual dividends since our dividend policy was enacted in December 2016.  Our dividend policy undergoes a periodic review by our Board of Directors and is subject to change at any time depending upon our earnings, financial requirements and other factors existing at the time.  We may not be in a position to continue to pay dividends in the future.

The global COVID-19 pandemic could have an adverse impact on our business.

The COVID-19 pandemic has and continues to impact economic activities and the financial markets around the world. As to the impact on our Company, COVID-19 has and continues to cause some delays in the courts including the scheduling of trial dates, which could adversely affect the timing of outcomes of our litigations. COVID-19 has not presented other direct material risks to our business.  Our cash is held at major financial institutions in money-market funds, certificates of deposit, or in short-term fixed income securities.  With only three employees, our employees are able to work remotely. However, the ongoing pandemic may present risks that we have not currently considered material or risks that may evolve quickly that could have a material adverse effect on our business, financial condition, operating results and prospects.

Legislation, regulations, court rulings and actions by the USPTO have materially increased the risk and cost of enforcement of patents and may continue to do so in the future.

Legislation, regulations, court rulings and actions by the USPTO have materially increased the risk and cost of enforcing patents. U.S. patent laws were amended by the Leahy-Smith America Invents Act, referred to as the America Invents Act, which became effective on March 16, 2013. The America Invents Act included a number of significant changes to U.S. patent law. In general, it addressed issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, established new procedures for patent litigation and new administrative post-grant review procedures to challenge the patentability of issued patents outside of litigation, including Inter Partes Review (IPR) and Covered Business Method Review (CBM) proceedings which provide third parties a timely, cost effective alternative to district court litigation to challenge the validity of an issued patent. In addition, the America Invents Act changed the way that parties may be joined in patent infringement actions, increased the likelihood that such actions will need to be brought against individual parties allegedly infringing by their respective individual actions or activities.   The America Invents Act and its implementation also increased the uncertainties and costs surrounding the enforcement of patent rights, which could have a material adverse effect on our business, financial condition and results of operations.

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

We have pending litigation against Google and YouTube involving certain patents within our Cox Patent Portfolio and intend to appeal the decision of District Court granting Facebook’s motion for summary judgment of non-infringement and dismissing our case involving certain patents within our Mirror Worlds Patent Portfolio (see “Legal Proceedings” at pages 21-22 of this Annual Report). While we have contingent legal fee arrangements, or a contingency plus a fixed cash amount arrangement, with our patent litigation counsel in each litigation, we are responsible for all or a portion of the expenses which are anticipated to be material. In addition, the time and effort required of our management to effectively pursue these litigations is likely to be significant and it may adversely affect other business opportunities.

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

In addition, other companies may develop competing technologies that offer better or less expensive alternatives to the technologies covered by our intellectual property. Moreover, technological advances or entirely different approaches developed by other companies or adopted by various standards groups could render our patents obsolete, less marketable or unenforceable.

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

As of March 15, 2022, our executive officers and directors beneficially owned 31.6% of our outstanding common stock. As a result, these stockholders may be able to exercise substantial control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership will limit other stockholders' ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

The market price of our common stock may be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	the outcome of our litigation against Google and YouTube involving certain patents within our Cox Patent Portfolio;
•	our ability to further develop, license and monetize our M2M/IoT Patent Portfolio;
•	our ability to further develop, license and monetize our recently acquired HFT Patent Portfolio;
•	the outcome of our intended appeal to the Federal Circuit of the District Court ruling granting Facebook summary judgment of non-infringement and dismissing our case involving certain patents within our Mirror Worlds Patent Portfolio;
•	our ability to acquire additional intellectual property;
•	our ability to enter into strategic relationships with third parties to license or otherwise monetize their intellectual property;
•	our ability to achieve a return on our investment in ILiAD Biotechnologies, LLC;
•	variations in our quarterly and annual operating results;
•	our ability to continue to pay cash dividends;
•	our ability to raise capital if needed;
•	sales of our common stock;
•	technology changes;
•	legislative, regulatory and competitive developments; and
•	economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also have a material and adverse effect on the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located in New Canaan, Connecticut, where we lease approximately 2,000 square feet of office space on a monthly basis at a base rent of $7,300 per month. We believe that our office facility is suitable and appropriate to support our current needs.

ITEM 3. LEGAL PROCEEDINGS

Remote Power Patent Litigation

Hewlett-Packard Litigation

On July 26, 2021, we agreed to settle our patent litigation against Hewlett-Packard Company and Hewlett-Packard Enterprise Company (collectively, “Hewlett-Packard”) pending in the U.S. District Court for the Eastern District of Texas, Tyler Division, for infringement of our Remote Power Patent. Under the terms of the settlement agreement, Hewlett-Packard Enterprise Company paid us $17,000,000 in full settlement of the litigation and Hewlett-Packard received a fully paid license and release to the Remote Power Patent for its full term, which applies to sales of Power over Ethernet (“PoE”) products by Hewlett-Packard and its wholly-owned subsidiary Aruba Networks, LLC.

Netgear Litigation

On December 15, 2020, we filed a lawsuit against Netgear in the Supreme Court of the State of New York, County of New York, for breach of a Settlement and License Agreement, dated May 22, 2009, with us for Netgear’s failure to make royalty payments, and provide corresponding royalty reports to us based on sales of Netgear’s PoE products. On October 22, 2021, Netgear filed a Demand for Arbitration with the American Arbitration Association (“AAA”) seeking to arbitrate certain issues raised in the litigation in the Supreme Court, State of New York, County of New York. We have objected to jurisdiction at the AAA and the dispute is pending.

Plantronics Litigation

On January 7, 2021, we filed a lawsuit against Plantronics, Inc., the successor to Polycom, Inc., in the Superior Court of the State of California, County of Santa Clara, for breach of a Settlement and License Agreement, dated September 2016, with us for the failure of Plantronics and Polycom to make royalty payments, and provide corresponding royalty reports, to us based on sales of PoE products. On October 26, 2021, Plantronics agreed to settle the litigation in consideration of a payment to us of $337,000.

Mirror Worlds Patent Portfolio Litigation

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

On March 7, 2022, the District Court entered a ruling granting in part and denying in part a motion for summary judgment by Facebook. In its ruling the Court (i) denied Facebook’s motion that the asserted patents were invalid by concluding that all asserted claims were patent eligible under §101 of the Patent Act and (ii) granted summary judgment of non-infringement in favor of Facebook and dismissed the case. We strongly disagree with the decision on non-infringement and intend to file an appeal to the U.S. Court of Appeals for the Federal Circuit.

Cox Patent Portfolio Litigation

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

The litigations against Google and YouTube were subject to court ordered stays which were in effect from July 2, 2015 until January 2, 2019 as a result of proceedings then pending at the Patent Trial and Appeal Board (PTAB) and the appeals to the U.S. District Court of Appeals for the Federal Circuit. Pursuant to a joint stipulation and order, entered on January 2, 2019, the parties agreed, among other things, that the stays with respect to the litigations were lifted. In January 2019, the two litigations against Google and YouTube were consolidated. Discovery is complete and a trial date has not yet been set.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our common stock is listed for trading on the NYSE American Exchange under the symbol “NTIP”. On March 28, 2022, the closing price for our common stock as reported on the NYSE American Exchange was $2.45 per share. The number of record holders of our common stock was 38 as of March 28, 2022. In addition, we believe there were in excess of approximately 1,300 holders of our common stock in “street name” as of March 28, 2022.

Dividend Policy.  Our dividend policy consists of semi-annual cash dividends of $0.05 per share ($0.10 per share annually) which are anticipated to be paid in March and September of each year.  On February 23, 2021, our Board of Directors declared a semi-annual cash dividend of $0.05 per share with a payment date of March 31, 2021 to all common shareholders of record as of March 16, 2021. On September 10, 2021, our Board of Directors declared a semi-annual dividend of $0.05 per share with a payment date of September 30, 2021 to all common shareholders of record as of September 21, 2021.  Our dividend policy undergoes a periodic review by our Board of Directors and is subject to change at any time depending upon our earnings, financial requirements and other factors existing at the time.

As of December 31, 2021, we accrued dividends of $72,000 for unvested restricted stock units with dividend equivalent rights.

Recent Issuances of Unregistered Securities. There were no unregistered sales of equity securities during the quarter ended December 31, 2021.

Stock Repurchases.  On June 11, 2021, our Board of Directors authorized an extension and increase of the share repurchase program (“Share Repurchase Program”) to repurchase up to $5,000,000 of shares of our common stock over the subsequent 24 month period. The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in our discretion. The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors. The Share Repurchase Program may be increased, suspended or discontinued at any time.

During the months of October, November and December 2021, we repurchased common stock pursuant to our Share Repurchase Program as indicated below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares) that May Yet Be Purchased Under the Plans or Programs
October 1, 2021 to October 31, 2021	—	—	—	$4,869,200
November 1, 2021 to November 30, 2021	57,600	$2.78	57,600	$4,709,163
December 1, 2021 to December 31, 2021	280,875	$2.77	280,875	$3,930,729
Total	338,475	$2.77	338,475

During the year ended December 31, 2021, we repurchased an aggregate of 378,475 shares of our common stock pursuant to our Share Repurchase Program at a cost of $1,069,271 (exclusive of commissions) or an average price per share of $2.83.

Since inception of our Share Repurchase Program (August 2011) to December 31, 2021, we repurchased an aggregate of 8,984,134 shares of our common stock at a cost of $17,225,276 (exclusive of commissions) or an average per share price of $1.92.

Equity Compensation Plan Information

The following table summarizes share and exercise price information for our equity compensation plans as of December 31, 2021.

	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	12,500(1)	$ —(3)	1,837,500

Equity compensation plans not approved by security holders	500,000(2)	$1.19	—

Total	512,500	$1.19(3)	1,837,500

________________________________

(1) Consists of shares issuable upon vesting of outstanding restricted stock units.

(2) Represents an individual option grant to our Chairman and Chief Executive Officer outside of, and prior to the establishment of, the 2013 Stock Incentive Plan in October 2013 referred to in the above table. The option agreement pertaining to such option grant contains customary anti-dilution provisions.

(3) Does not take into account outstanding restricted stock units as these awards have no exercise price.

Our 2013 Stock Incentive Plan (“2013 Plan”) provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock, (d) stock appreciation rights, and (e) other stock-based awards including restricted stock units.  Awards under the 2013 Plan may be granted singly, in combination, or in tandem.  Subject to standard anti-dilution adjustments as provided in the 2013 Plan, the 2013 Plan provides for an aggregate of 2,600,000 shares of our common stock to be available for distribution pursuant to the 2013 Plan.  The Compensation Committee (or the Board of Directors) will generally have the authority to administer the 2013 Plan, determine participants who will be granted awards under the 2013 Plan, the size and types of awards, the terms and conditions of awards and the form and content of the award agreements representing awards.  Awards under the 2013 Plan may be granted to our employees, directors and consultants. As of December 31, 2021, there were options to purchase an aggregate of 500,000 shares of common stock outstanding and 12,500 shares issuable upon settlement of outstanding restricted stock units granted under the 2013 Plan, and a balance of 1,837,500 shares of common stock are reserved for issuance under the 2013 Plan.

ITEM 6. (RESERVED)

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the “Risk Factors” Section on pages 11-20 hereof.

OVERVIEW

Our principal business is the development, licensing and protection of our intellectual property assets. We presently own ninety-five (95) patents including: (i) our Cox Patent Portfolio relating to enabling technology for identifying media content on the Internet and taking further action to be performed after such identification; (ii) our M2M/IoT Patent Portfolio relating to, among other things, enabling technology for authenticating, provisioning and using embedded sim cards in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers; (iii) our HFT Patent Portfolio covering certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems where the difference between success and failure may be measured in nanoseconds; (iv) our Mirror Worlds Patent Portfolio relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; and (v) our Remote Power Patent covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras.  In addition, we continually review opportunities to acquire or license additional intellectual property as well as other strategic alternatives.

During the period December 2018 through March 2021, we made an aggregate investment of $6,000,000 in ILiAD, a clinical stage biotechnology company with an exclusive license to fifty-eight (58) patents (see Note H to our consolidated financial statements included herein). Our investment in ILiAD involves significant risk (see “Risk Factors” at page 15 hereof).

Until March 7, 2020, when our Remote Power Patent expired, we had been actively engaged in the licensing of our Remote Power Patent (U.S. Patent No. 6,218,930) which generated licensing revenue in excess of $187,000,000 from May 2007 through December 31, 2021. As a result of the expiration of our Remote Power Patent, we no longer receive licensing revenue for our Remote Power Patent for any period subsequent to the expiration date (March 7, 2020).  However, subsequent to the expiration date of our Remote Power Patent, we received licensing revenue from certain licensees for periods prior to March 7, 2020 as referenced below.

On March 30, 2021, we entered into an amendment (the “Amendment”) to the Settlement and License Agreement, dated May 25, 2011, between us and Cisco (the “Agreement”). Pursuant to the Amendment, Cisco agreed to pay $18,692,000 to us to resolve a dispute relating to Cisco’s contractual obligation to pay us royalties under the Agreement for the period beginning in the fourth quarter of 2017 through March 7, 2020 (when the Remote Power Patent expired) with respect to licensing the Remote Power Patent (see Note K[2] to our consolidated financial statements included in this Annual Report).

On July 26, 2021, we entered into a settlement agreement with Hewlett-Packard pursuant to which Hewlett-Packard paid us $17,000,000 in full settlement of a patent litigation involving our Remote Power Patent (see Note K[1] to our consolidated financial statements included in this Annual Report).  We believe that Netgear, another licensee of our Remote Power Patent, is obligated to pay us royalties that accrued but were not paid since the fourth quarter of 2017 through March 7, 2020. In December 2020, we commenced litigation against Netgear for such unpaid royalties (see Note K[5] to our consolidated financial statements included herein).

Our current strategy includes continuing our licensing efforts with respect to our intellectual property assets and the monetization of our patent portfolios.  In addition, we continue to seek to acquire additional intellectual property assets to develop, commercialize, license or otherwise monetize. Our strategy includes working with inventors and patent owners to assist in the development and monetization of their patented technologies. We may also enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property. Our patent acquisition and development strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as we have achieved with respect to our Remote Power Patent and Mirror Worlds Patent Portfolio.

On March 25, 2022, we completed the acquisition of a new patent portfolio (the HFT Patent Portfolio) consisting of six U.S. patents and two pending U.S. patents (see Note P[5] to our consolidated financial statements included in this Annual Report).

Our future operating results may be materially impacted by our ability to acquire high quality patents which management believes have the potential to generate significant licensing opportunities. In the future, we may not be able to identify or consummate such patent acquisitions or achieve significant licensing revenue with respect to such patent acquisitions.

We have been dependent upon our Remote Power Patent for a significant portion of our revenue. Our Remote Power Patent has generated licensing revenue in excess of $187,000,000 from May 2007 through December 31, 2021. Revenue for the years ended December 31, 2021 of $36,029,000, 2020 of $4,403,000 and 2019 of $3,037,000 from license agreements for our Remote Power Patent constituted 100% of our revenue. As a result of the expiration of our Remote Power Patent on March 7, 2020, we no longer receive licensing revenue for our Remote Power Patent for any period subsequent to the expiration date. Except for our pending litigation against Netgear involving our Remote Power Patent, our future revenue will be entirely dependent on our ability to monetize our Cox, M2M/IoT, HFT and Mirror Worlds patent portfolios as well as any new patents we may acquire.

Our operating results for 2021 included revenue of $36,029,000 and net income of $14,281,000 which was primarily the result of the resolution of our contractual dispute with Cisco in which we received $18,692,000 and our litigation settlement of $17,000,000 with Hewlett-Packard. While we have pending litigation involving certain patents within our Cox Patent Portfolio against Google and YouTube and intend to appeal the judgment of the District Court dismissing our litigation against Facebook on the grounds of non-infringement involving certain patents within our Mirror Worlds Portfolio, we may not achieve successful outcomes of the litigation or the appeal. Accordingly, our operating results for 2021 may not be indicative of operating results in 2022 or future years.

The significant components of expenses impacting our net income include contingent legal fees and expenses related to our patent litigation (see Note B[8] to our consolidated financial statements included herein) and incentive compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note J[1] to our consolidated financial statements included herein), both such components of expenses are based on a percentage of the licensing revenue received by us as a result of litigation or otherwise.

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

At December 31, 2021, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $59,623,000 and working capital of $55,665,000. Based on our current cash position, we believe that we will have sufficient cash to fund our operations for the next twelve months and for the foreseeable future. Based on our cash position, we continually review opportunities to acquire additional intellectual property as well as evaluate other strategic opportunities.

In future years we could be classified as a Personal Holding Company. If this is the case, we would be subject to a 20% tax on the amount of any PHC Income (as defined) for such year that we do not distribute to our shareholders (see Note E to our consolidated financial statements included in this Annual Report).

As to the impact of the global COVID-19 pandemic on us, COVID-19 has and continues to cause some delays in the courts including the scheduling of trial dates, which could adversely affect the timing of our consummation of future license agreements (see “Risk Factors – The global COVID-19 pandemic could have an adverse impact on our Business”) at page 16 hereof.

On June 9, 2021, our Board of Directors approved the continuation of our dividend policy consisting of semi-annual cash dividends of $0.05 per share ($0.10 per share annually) which are anticipated to be paid in March and September of each year. In 2021, we paid semi-annual cash dividends in accordance with our dividend policy. Our dividend policy undergoes a periodic review by our Board of Directors and is subject to change at any time depending upon our financial requirements, earnings and other factors existing at the time (see Note O to our consolidated financial statements included herein).

RESULTS OF OPERATIONS

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Revenue. We had revenue of $36,029,000 for the year ended December 31, 2021 (“2021”) as compared to revenue of $4,403,000 for the year ended December 31, 2020 (“2020”). The increase in revenue of $31,626,000 for 2021 was primarily due to revenue of $18,692,000 from our resolution of a contractual dispute with Cisco concerning licensing of our Remote Power Patent and revenue of $17,000,000 from our litigation settlement with Hewlett-Packard (see Notes K[1] and K[2] to our consolidated financial statements included herein).

Operating Expenses.  Operating expenses for 2021 were $16,443,000 as compared to $6,816,000 for 2020. The increase in operating expenses for 2021 was primarily due to an increase in costs of revenue of $10,494,000 as a result of revenue of $18,692,000 from resolution of our contractual dispute with Cisco concerning licensing of our Remote Power Patent and revenue of $17,000,000 from our litigation settlement with Hewlett-Packard (see Notes K[1] and K[2] to our consolidated financial statements included herein). We had costs of revenue of $12,147,000 and $1,653,000 for 2021 and 2020, respectively. Included in the costs of revenue for 2021 were contingent legal fees of $10,346,000 and $1,801,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note J[1] to our consolidated financial statements included herein). Included in the costs of revenue for 2020 were contingent legal fees of $1,433,000 and $220,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement.

Professional fees and related costs decreased by $907,000 for 2021 compared to 2020 primarily as a result of decreased expenses related to patent litigation.

Operating Income (Loss). We had operating income of $19,586,000 for 2021 compared with an operating loss of $2,413,000 for 2020. The increase in operating income of $21,999,000 for 2021 was primarily due to our increase in revenue of $31,626,000 for 2021 from the resolution of our contractual dispute with Cisco and our litigation settlement with Hewlett-Packard.

Interest and Dividend Income. Interest and dividend income for 2021 was $327,000 as compared to interest and dividend income of $522,000 for 2020 which decrease was primarily as a result of a change in the mix of our short-term fixed income investments and cash equivalents.

Income Taxes. In 2021, we had a current tax expense for federal, state and local income taxes of $2,952,000 and a deferred tax expense of $1,508,000. In 2020, we had a deferred tax benefit for federal, state and local income taxes of $490,000 related to the relief of our valuation allowance and a current tax benefit of $464,000 in connection with prior year losses. The difference between 2021 and 2020 was primarily as a result of an increase in operating income for 2021 of $21,999,000.

Share of Net Losses of Equity Method Investee. We incurred a net loss of $999,000 for 2021 related to our equity share in ILiAD Biotechnologies, a clinical stage biotechnology company, as compared to a net loss of $787,000 for 2020 as ILiAD Biotechnologies has no revenue from operations and continues to sustain losses (see Note H to our consolidated financial statements included herein).

Net Income (Loss).  As a result of the foregoing, we realized a net income of $14,281,000 or $0.59 per share basic and $0.58 diluted for 2021 compared with a net loss of $1,709,000 or $(0.07) per share basic and diluted for 2020. The increase in net income of $15,990,000 during 2021 was primarily due to income associated with our increased revenue of $36,029,000 from the resolution of our contractual dispute with Cisco and our litigation settlement with Hewlett-Packard (see Notes K[1] and K[2] to our consolidated financial statements included herein).

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from revenue from licensing our patents. At December 31, 2021, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $59,623,000 and working capital of $55,665,000. Based on our current cash position, we believe that we will have sufficient cash to fund our operations for the next twelve months and for the foreseeable future. Material increases in our liquidity and capital resources are primarily dependent upon litigation outcomes and licensing of our intellectual property as well as whether we will be able to achieve returns on our investment in ILiAD Biotechnologies.

Working capital increased by $12,706,000 at December 31, 2021 to $55,665,000 as compared to working capital of $42,959,000 at December 31, 2020. The increase in working capital of $12,706,000 for 2021 was primarily due to net income of $14,281,000 during 2021.

Net cash provided by (used in) operating activities for 2021 increased by $20,002,000 from $(503,000) for 2020 to $19,499,000 for 2021 primarily due to revenue of $36,029,000 from resolution of our contractual dispute with Cisco and our litigation settlement with Hewlett-Packard during 2021.

Net cash provided by investing activities during 2021 was $2,994,000 as compared to $6,306,000 for 2020 primarily as a result of the differential of purchases and sales of marketable securities and partially offset by our $1,000,000 convertible note investment in ILiAD Biotechnologies (see Note H to our consolidated financial statements included in this Annual Report).

Net cash used in financing activities for 2021 and 2020 was $3,501,000 and $2,885,000, respectively. The change of $616,000 primarily resulted from an increase of $824,000 in repurchases of our common stock offset by a decrease of $147,000 in the value of shares delivered to fund withholding taxes and a decrease of $61,000 in cash dividends paid.

We maintain our cash in money market funds and short-term fixed income securities. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

We do not have any long-term debt, capital lease obligations, purchase obligations, operating lease obligations, or other long-term liabilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Costs of Revenue and Related Costs

We include in costs of revenue for the year ended December 31, 2021 and 2020 contingent legal fees payable to patent litigation counsel, any other contractual payments related to net proceeds from settlements (see Note I[1] hereof) and incentive bonus compensation payable to its Chairman and Chief Executive Officer.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required hereby are located on pages F-1 through F-22 which follow Part III.

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

Management, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of the end of the period covered by this report.

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

(iii)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable

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

Information about the number of shares of our common stock beneficially owned by each executive officer and director appears in this Annual Report under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” beginning on page 44 hereof. There are no family relationships among any of our directors and executive officers.

NAME	AGE	POSITION
Corey M. Horowitz	67	Chairman, Chief Executive Officer and Chairman of the Board of Directors
David C. Kahn	70	Chief Financial Officer, Secretary and a Director
Jonathan Greene	60	Executive Vice President
Emanuel Pearlman	62	Director
Niv Harizman	57	Director
Allison Hoffman	51	Director

Corey M. Horowitz has been our Chairman and Chief Executive Officer since December 2003. Mr. Horowitz has also served as Chairman of our Board of Directors since January 1996 and has been a member of our Board of Directors since April 1994. In December 2018, Mr. Horowitz became a member of the Board of Managers of ILiAD Biotechnologies, LLC, a privately held biotechnology company, in connection with our investment in the company (see “Business-Investment in ILiAD Biotechnologies” at page 10 of this Annual Report). Mr. Horowitz is also a member of the Life Sciences Institute Leadership Council at the University of Michigan. We believe Mr. Horowitz’s qualifications to serve on our Board of Directors include his significant experience and expertise as an executive in the intellectual property field, his understanding of our intellectual property and the patent acquisition, licensing and enforcement business combined with his private equity and corporate transactional experience.

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

Emanuel R. Pearlman has been a member of our Board of Directors since January 2012, where he serves as Chairman of our Audit Committee and a member of our Nominating and Corporate Governance Committee. Mr. Pearlman currently serves as the Chairman and Chief Executive Officer of Liberation Investment Group, a New York based investment management and financial consulting firm, which he founded in January 2003. In March 2022, Mr. Pearlman became a member of the Board of Directors and Chair of the Strategic Review Committee of Red Box Entertainment, Inc. (NASDAQ: RDBX), an entertainment company that provides consumers access to a large variety of content across digital and physical media.  In October 2020 and February 2021, Mr. Pearlman became a member of the Board of Directors of Atlas Crest Investment Corp. (NYSE:ACIC) and Atlas Crest Investment Corp. II (NYSE: ACII), each a special purpose acquisition company (SPAC). Mr. Pearlman also serves as Chairman of the Audit Committee and a member of the Compensation Committee and Nomination & Governance Committee of both Atlas Crest Investment Corp. and Atlas Crest Investment Corp. II. Mr. Pearlman served as Executive Chairman of Empire Resorts, Inc. (NASDAQ: NYNY) from June 2016 until November 2019, served as Non-Executive Chairman of the Board from September 2010 through May 2016, and served on the Board of Directors from May 2010 to November 2019. Mr. Pearlman was a member of the Board of Directors of CEVA Logistics, AG (SIX:CEVA) from May 2018 until October 2019 and served on its Audit Committee from May 2018 through October 2019 and its Nomination and Governance Committee from May 2018 through May 2019. From June 2013 through May 2018, he served on the Board of Directors of CEVA Holdings, LLC. From May 2017 through September 2017, Mr. Pearlman served on the Board of Directors of ClubCorp Holdings, Inc. (NYSE:MYCC), where he served on the Strategic Review Committee. We believe Mr. Pearlman’s qualifications to serve on our Board include his significant investment and financial experience and expertise combined with his Board experience.

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

Allison Hoffman has been a director of our company since December 2012. Since August 2020, Ms. Hoffman has served as General Counsel of Phreesia, Inc. (NYSE:PHR), a leading provider of software solutions that healthcare organizations use to manage the patient intake process. From January 2016 until August 2020, Ms. Hoffman served as Chief Legal Officer and Chief Administrative Officer at Intersection Parent, Inc., an urban experience company that utilizes technology to make cities better, including bringing free Wi-Fi throughout New York City.  From September 2013 to December 2015, Ms. Hoffman served as Executive Vice President, General Counsel and Corporate Secretary of Martha Stewart Living Omnimedia, Inc. (NYSE:MSO), a media and merchandising company providing consumers with high quality life style content and products. From December 2012 until September 2013, she provided legal services to Martha Stewart Living Omnimedia, Inc. From January 2007 until September 2012, Ms. Hoffman served as Senior Vice President, Chief Legal Officer and Secretary of ALM Media, LLC, a leading provider of specialized news and information for the legal and commercial real estate sectors. We believe that Ms. Hoffman’s qualifications to serve on our Board include her extensive legal background and transactional experience.

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

Code of Ethics

We have adopted a Code of Ethics that applies to our executive officers, directors and employees. Copies of the Code of Ethics may be obtained, without charge, upon written request addressed to: Network-1 Technologies, Inc., 65 Locust Avenue, New Canaan, Connecticut 06840, Attn: Chief Executive Officer.

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes compensation for the years ended December 31, 2021 and December 31, 2020, awarded to, earned by or paid to our Chief Executive Officer (“CEO”) and to each of our executive officers who received total compensation in excess of $100,000 for the year ended December 31, 2021 for services rendered in all capacities to us (collectively, the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards($)(3)		All Other Compensation($)(1)		Total($)

Corey M. Horowitz	2021	$535,000	$1,976,000	(2)	$—		$38,500	(4)	$2,549,500
Chairman and Chief Executive Officer	2020	$527,000	$345,000	(2)	$—		$81,250	(4)	$953,250

David C. Kahn	2021	$175,000	$22,500		$—	(3)	$29,291	(5)	$226,791
Chief Financial Officer	2020	$175,000	$15,000		$25,200	(3)	$34,828	(5)	$250,028

Jonathan Greene	2021	$200,000	$40,000		$—	(3)	$36,120	(6)	$276,120
Executive Vice President	2020	$200,000	$25,000		$33,600	(3)	$43,000	(6)	$301,600

__________________________

(1)	We have concluded that the aggregate amount of perquisites and other personal benefits paid in 2021 and 2020 to either Mr. Horowitz, Mr. Kahn or Mr. Greene did not exceed $10,000.
(2)	Mr. Horowitz received the following cash incentive bonus payments for 2021: (i) an annual discretionary bonus of $175,000 and (ii) incentive bonus compensation of $1,801,000 pursuant to his employment agreement (see “Employment Agreements-Termination of Employment and Change In-Control Arrangements” below). Mr. Horowitz received the following cash incentive bonus payments for 2020: (i) an annual discretionary bonus of $125,000 and (ii) incentive bonus compensation of $220,000 pursuant to his employment agreement.

(3)	The amounts in this column represent the aggregate grant date fair value of restricted stock units awards granted to the Named Executive Officers computed in accordance with FASB ASC Topic 718. In accordance with SEC rules, the grant date fair value of an award that is subject to a performance condition is based on the probable outcome of the performance condition. See Note B[10] to our consolidated financial statements included in this Annual Report for a discussion of the assumptions made by the Company in determining the grant date fair value.
(4)	Includes 401 (k) matching funds contributions by the Company and profit sharing under the Company's 401 (k) Plan for the benefit of Mr. Horowitz of $38,500 for 2021 and $37,500 for 2020, respectively. Also includes dividends (dividend equivalent rights) on restricted stock units owned by Mr. Horowitz for 2021 of $-0- and 2020 of $43,750.
(5)	Includes 401 (k) matching funds contributions by the Company and profit sharing under the Company's 401 (k) Plan for the benefit of Mr. Kahn of $28,728 for 2021 and $30,453 for 2020. Also includes dividends (dividend equivalent rights) on restricted stock units owned by Mr. Kahn for 2021 and 2020 of $563 and $4,375, respectively.
(6)	Represents 401 (k) matching funds contributions by the Company and profit sharing under the Company's 401 (k) Plan for the benefit of Mr. Greene of $35,201 for 2021 and $37,500 for 2020. Also includes dividends (dividend equivalent rights) on restricted stock units owned by Mr. Greene for 2021 and 2020 of $919 and $5,500, respectively.

Narrative Disclosure to Summary Compensation Table

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

On March 22, 2022, we entered into a new employment agreement (“Agreement”) with Corey M. Horowitz, our Chairman and Chief Executive Officer, pursuant to which he continues to serve as our Chairman and Chief Executive Officer for a four year term (“Term”), at an annual base salary of $535,000 which shall be increased by 3% per annum during the Term.  The Agreement established an annual target bonus of $175,000 for our Chairman and Chief Executive Officer based upon performance.  During the year ended December 31, 2021 and December 31, 2020, our Chairman and Chief Executive Officer received an annual discretionary bonus of $175,000 and $125,000, respectively.

In addition, pursuant to the Agreement, we granted to our Chairman and Chief Executive Officer, under our 2013 Plan, 600,000 restricted stock units (the “RSUs”, each RSU awarded by us to our officers, directors and consultants represents a contingent right to receive one share of our common stock) which terms provided for vesting in four tranches, as follows: (1) 175,000 RSUs which shall vest 100,000 RSUs on March 22, 2023 and 75,000 RSUs on March 22, 2024, subject to Mr. Horowitz’s continued employment by us through each such vesting date (the “Employment Condition”) (“Tranche 1”); (2) 150,000 RSUs shall vest if at any time during the Term our common stock (the “Common Stock”) achieves a closing price for twenty (20) consecutive trading days (“Closing Price”) of a minimum of $3.50 per share (subject to adjustment for stock splits) and the Employment Condition is satisfied through the date such minimum per share Closing Price is achieved (“Tranche 2”); (3) 150,000 RSUs shall vest if at any time during the Term of the Agreement our Common Stock achieves a Closing Price (as defined above) of a minimum of $4.00 per share (subject to adjustment for stock splits) and the Employment Condition is satisfied through the date such minimum per share Closing Price is achieved (“Tranche 3”); and (4) 125,000 RSUs shall vest if at any time during the term of the Agreement, our Common Stock achieves a Closing Price of a minimum of $4.50 per share (subject to adjustment for stock splits) and the Employment Condition is satisfied through the date such minimum per share Closing Price is achieved (“Tranche 4”).  In the event of a Change of Control (as defined), Termination Other Than for Cause (as defined) or a termination by you for Good Reason (as defined) in each case prior to the last day of the Term, the vesting of all RSUs (Tranches 1, 2, 3 and 4) shall accelerate (and not be subject to any conditions) and all RSUs shall become immediately fully vested. All RSUs granted by us to our officers, directors or consultants have dividend equivalent rights.

Under the terms of the Agreement, so long as Mr. Horowitz continues to serve as an executive officer of the Company, whether pursuant to the Agreement or otherwise, Mr. Horowitz shall also receive incentive compensation in an amount equal to 5% of our gross royalties or other payments from Licensing Activities (as defined) (without deduction of legal fees or any other expenses) with respect to our Remote Power Patent and a 10% net interest (gross royalties and other payments after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of our royalties and other payments relating to Licensing Activities with respect to patents other than our Remote Power Patent (including all of our existing patent portfolios and our investment in ILiAD Biotechnologies) (collectively, the “Incentive Compensation”). During the year ended December 31, 2021 and December 31, 2020, Mr. Horowitz earned Incentive Compensation of $1,801,000 and $220,000, respectively.

The Incentive Compensation shall continue to be paid to Mr. Horowitz for the life of each of our patents with respect to licenses entered into with third parties during the Term or at any time thereafter, whether he is employed by us or not; provided, that, the employment of Mr. Horowitz has not been terminated by us “For Cause” (as defined) or terminated by him without “Good Reason” (as defined). In the event of a merger or sale of substantially all of our assets, we have the option to extinguish the right of Mr. Horowitz to receive future Incentive Compensation by payment to him of a lump sum payment, in an amount equal to the fair market value of such future interest as determined by an independent third party expert if the parties do not reach agreement as to such value. In the event that Mr. Horowitz’s employment is terminated by us “Other Than For Cause” (as defined) or by him for “Good Reason” (as defined), Mr. Horowitz shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) a pro-rated portion of the $175,000 target bonus provided bonus criteria have been satisfied on a pro-rated basis through the calendar quarter in which the termination occurs and (iii) accelerated vesting of all unvested options, RSUs or other awards.

In connection with the Agreement, Mr. Horowitz has also agreed not to compete with us as follows: (i) during the Term and for a period of 12 months thereafter if his employment is terminated “Other Than For Cause” (as defined) provided he is paid his 12 month base salary severance amount and (ii) for a period of two years from the termination date, if terminated “For Cause” by us or “Without Good Reason” by Mr. Horowitz.

David Kahn serves as our Chief Financial Officer on an at-will basis at a current annual base salary of $175,000. Mr. Kahn received a discretionary annual bonus of $22,500 for 2021 and $15,000 for 2020. On December 29, 2020, Mr. Kahn was granted 7,500 RSUs under the 2013 Plan, 50% of such RSUs vested on the one year anniversary of the grant (December 29, 2021) and 50% of such RSUs vest on the two year anniversary of the grant (December 29, 2022) subject to his continued employment. In addition, in the event Mr. Kahn’s employment is terminated without “Good Cause” (as defined), he shall receive (i) (a) 6 months base salary or (b) 12 months base salary in the event of a termination without “Good Cause” within 6 months following a “Change of Control” of the Company (as defined) and (ii) accelerated vesting of all remaining unvested shares underlying his options, RSUs or any other awards he may receive in the future.

Jonathan Greene serves as our Executive Vice President on an at-will basis at an annual base salary of $200,000. Mr. Greene received a discretionary annual bonus of $40,000 for 2021 and $25,000 in 2020. On December 29, 2020, Mr. Greene was granted 10,000 RSUs under the 2013 Plan, 50% of such RSUs vest on the one year anniversary of the date of grant (December 29, 2021) and 50% of such RSUs vest on the two year anniversary of the grant (December 29, 2022) subject to his continued employment. On January 18, 2022, Mr. Greene was granted 15,000 RSUs under the 2013 Plan, 50% of such RSUs vest on the one year anniversary of the date of grant (January 18, 2023) and 50% of such RSUs vest on the two year anniversary of the grant (January 18, 2024).

Profit Sharing 401(k) Plan

We offer all employees who have completed a year of service (as defined) participation in a 401(k) retirement savings plan, 401(k) plans provide a tax-advantaged method of saving for retirement. We expensed matching contributions and profit sharing of $102,500 and $105,500 under the 401(k) plan for the years ended December 31, 2021 and 2020, respectively.

Director Compensation

In 2021, we compensated each non-management director of our Company by granting to each such outside director 15,000 RSUs. The RSUs vested in equal amounts of 3,750 RSUs on each of March 15, 2021, June 15, 2021, September 15, 2021 and December 15, 2021. In addition, we pay our non-management directors cash director fees of $40,000 per annum ($10,000 per quarter). Non-management directors also receive additional cash compensation on an annual basis for serving on the following Board committees: The Audit Committee Chairperson receives $7,500 and members receive $5,000; the Chairperson and members of each of the Compensation Committee and Nominating and Corporate Governance Committee receive annual fees of $3,750 and $2,500, respectively.

In consideration for serving as the sole member of our Strategic Development Committee, in June 2013 we issued to Niv Harizman a five-year stock option to purchase 300,000 shares of our common stock, at an exercise price of $1.88 per share and such option was exercised in full in June 2018.

The following table sets forth the compensation awarded to, earned by or paid to all persons who served as members of our board of directors (other than our Named Executive Officers) during the year ended December 31, 2021. No director who is also a Named Executive Officer received any compensation for services as a director in 2021.

Name	Fees earned or paid in cash ($)(1)	Stock Awards ($)(2) (3)	All other compensation ($)(4)	Total ($)
Emanuel Pearlman	$ 50,000	$ 46,988	$ 1,125	$ 98,113
Niv Harizman	$ 46,250	$ 46,988	$ 1,125	$ 94,363
Allison Hoffman	$ 48,830	$ 46,988	$ 1,125	$ 96,943

___________________________

(1)	Represents directors’ fees payable in cash to each non-management director of $10,000 per quarter ($40,000 per annum) for 2021 plus additional cash fees for serving on Board committees as disclosed above.
(2)	The amounts included in this column represent the grant date fair value of restricted stock unit awards (RSUs) granted to directors, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions see Note B[10] to our consolidated financial statements included in this Annual Report. The 15,000 RSUs granted to each non-management director vested on a quarterly basis beginning March 15, 2021. Each restricted stock unit represents the contingent right to receive one share of common stock.
(3)	As of December 31, 2021, no stock options were owned by any of the above listed directors.
(4)	Includes payment of dividends (dividend equivalent rights) on RSUs for 2021.

Outstanding Equity Awards at December 31, 2021

The following table sets forth information relating to unexercised options and unvested restricted stock units for each Named Executive Officer as of December 31, 2021:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market value of unearned shares, units or other rights that have not vested(1) ($)
	Exercisable	Unexercisable
Corey M. Horowitz Chairman and CEO	500,000	—	$1.19	11/01/22	—	$ —
David Kahn Chief Financial Officer	—	—	—	—	3,750(2)	$10,575
Jonathan Greene Executive Vice President	—	—	—	—	5,000(3)	$14,100

_________________________________

(1)	In accordance with SEC rules, market value is based on $2.82 per share representing the closing price of our common stock on the last trading day of the year.
(2)	Represents 3,750 restricted stock units, which vest on December 29, 2022, subject to Mr. Kahn’s continued employment by us.
(3)	Represents 5,000 restricted stock units, which vest on December 29, 2022, subject to Mr. Greene’s continued employment by us.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2022 for (i) each of our directors, (ii) each of our executive officers, (iii) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, and (iv) all of our executive officers and directors as a group.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)(2)	PERCENTAGE OF COMMON STOCK BENEFICIALLY OWNED(2)
Executive Officers and Directors: Corey M. Horowitz(3)	7,016,751	28.8%
CMH Capital Management Corp(4)	2,291,372	9.6%
Niv Harizman(5)	275,985	1.2%
David C. Kahn(6)	116,053	*
Allison Hoffman(7)	105,811	*
Emanuel Pearlman (8)	102,059	*
Jonathan E. Greene(9)	85,717	*
All officers and directors as a group (6 Persons)	7,702,376	31.6%
5% Stockholders:
Steven D. Heinemann(10)	1,961,201	8.2%
Goose Hill Capital LLC(11)	1,376,068	5.8%

_____________________________________

 *        Less than 1%.

(1)	Unless otherwise indicated, we believe that all persons named in the above table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. Unless otherwise indicated the address for each listed beneficial owner is c/o Network-1 Technologies, Inc., 65 Locust Avenue, New Canaan, Connecticut 06840.
(2)	A person is deemed to be the beneficial owner of shares of common stock that can be acquired by such person within 60 days from March 15, 2022 upon the exercise of stock options or restricted stock units that vest within such 60 day period. Each beneficial owner's percentage ownership is determined by assuming that all stock options and restricted stock units held by such person (but not those held by any other person) and which are exercisable or vest within 60 days from March 15, 2022 have been exercised or vested. Assumes a base of 23,883,024 shares of our common stock outstanding as of March 15, 2022.

(3)	Includes (i) 3,703,368 shares of common stock held by Mr. Horowitz, (ii) 500,000 shares of common stock subject to currently exercisable stock options held by Mr. Horowitz, (iii) 2,157,097 shares of common stock held by CMH Capital Management Corp., an entity solely owned by Mr. Horowitz, (iv) 134,275 shares of common stock owned by the CMH Capital Management Corp. Profit Sharing Plan, of which Mr. Horowitz is the trustee, (v) 67,470 shares of common stock owned by Donna Slavitt, the wife of Mr. Horowitz, (vi) an aggregate of 452,250 shares of common stock held by two trusts and a custodian account for the benefit of Mr. Horowitz’s three children, and (vii) 2,291 shares of common stock held by Horowitz Partners, a general partnership of which Mr. Horowitz is a partner.
(4)	Includes 2,157,097 shares of common stock owned by CMH Capital Management Corp. and 134,275 shares of common stock owned by CMH Capital Management Corp. Profit Sharing Plan. Corey M. Horowitz, by virtue of being the sole officer, director and shareholder of CMH Capital Management Corp. and the trustee of the CMH Capital Management Corp. Profit Sharing Plan, has the sole power to vote and dispose of the shares of common stock owned by CMH Capital Management Corp. and the CMH Capital Management Corp. Profit Sharing Plan.
(5)	Includes (i) 275,985 shares of common stock. Does not include 11,250 shares of common stock subject to restricted stock units owned by Mr. Harizman that do not vest within 60 days from March 15, 2022.
(6)	Includes 116,053 shares of common stock. Does not include 3,750 shares of common stock subject to restricted stock units owned by Mr. Kahn that do not vest within 60 days from March 15, 2022.
(7)	Includes (i) 105,811 shares of common stock. Does not include 11,250 shares of common stock subject to restricted stock units owned by Ms. Hoffman that do not vest within 60 days from March 15, 2022.
(8)	Includes (i) 102,059 shares of common stock. Does not include 11,250 shares of common stock subject to restricted stock units owned by Mr. Pearlman that do not vest within 60 days from March 15, 2022.
(9)	Includes 85,717 shares of common stock. Does not include 20,000 shares of common stock subjected to restricted stock units owned by Mr. Greene that do not vest within 60 days from March 15, 2022.
(10)	Includes 585,133 shares of common stock owned by Mr. Heinemann and 1,376,068 shares of common stock owned by Goose Hill Capital LLC. Goose Hill Capital LLC is a limited liability company of which Mr. Heinemann is the sole member. Mr. Heinemann, by virtue of being the sole member of Goose Hill Capital LLC, has the sole power to vote and dispose of the shares of common stock owned by Goose Hill Capital LLC. The aforementioned beneficial ownership is based upon Amendment No. 9 to Schedule 13G filed by Mr. Heinemann with the SEC on February 4, 2022. The address for Mr. Heinemann is c/o Goose Hill Capital, LLC, 12378 Indian Road, North Palm Beach, Florida 33408.
(11)	Includes 1,376,068 shares of common stock. Steven D. Heinemann, by virtue of being the sole member of Goose Hill Capital LLC, has the sole power to vote and dispose of the shares of common stock owned by Goose Hill Capital LLC. The aforementioned beneficial ownership is based upon Amendment No. 9 to Schedule 13G filed by Mr. Heinemann with the SEC on February 4, 2022. The address for Goose Hill Capital LLC is 12378 Indian Road, North Palm Beach, Florida 33408.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On May 27, 2021, we repurchased from Emanuel Pearlman, a director of the Company, 40,000 shares of its common stock at a purchase price of $3.27 per share for an aggregate purchase price of $130,800.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Friedman LLP, our independent registered public accounting firm, billed us aggregate fees of $135,535 and $125,211 for the years ended December 31, 2021 and December 31, 2020, respectively, for the audit of our annual financial statements, review of our financial statements included in our Form 10-Qs and for other services in connection with statutory or regulatory filings.

Audit Related Fees, Tax Fees and All Other Fees

Friedman LLP provided various tax compliance services for which it billed us $22,890 and $33,577, respectively, for the years ended December 31, 2021 and December 31, 2020. Friedman LLP did not render any other professional services other than those discussed above for 2021 and 2020.

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

NETWORK-1 TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Network-1 Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Network-1 Technologies, Inc. and Subsidiary (“the Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years ended December 31, 2021 and 2020, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are not critical audit matters.

/s/ Friedman LLP

We have served as the Company’s auditor since 2014.

New York, New York

March 30, 2022

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS:

CURRENT ASSETS:
Cash and cash equivalents	$44,497,000	$25,505,000
Marketable securities, at fair value	15,126,000	19,366,000
Other current assets	150,000	120,000

Total Current Assets	59,773,000	44,991,000

OTHER ASSETS:
Deferred tax assets, net	—	954,000
Patents, net of accumulated amortization	1,384,000	1,578,000
Equity investment	2,651,000	3,650,000
Convertible note investment	1,000,000	—
Security deposits	13,000	21,000

Total Other Assets	5,048,000	6,203,000

TOTAL ASSETS	$64,821,000	$51,194,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:

CURRENT LIABILITIES:
Income taxes payable	$2,952,000	$—
Accounts payable	459,000	597,000
Accrued contingency fees and related costs	137,000	932,000
Accrued payroll	380,000	277,000
Other accrued expenses	180,000	226,000

Total Current Liabilities	$4,108,000	$2,032,000

LONG TERM LIABILITIES:
Deferred tax liability	554,000	—

TOTAL LIABILITIES	$4,662,000	$2,032,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value; authorized 10,000,000 shares; none issued and outstanding at December 31, 2021 and December 31, 2020	—	—

Common stock, $0.01 par value; authorized 50,000,000 shares; 23,792,212 and 24,105,879 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	238,000	241,000

Additional paid-in capital	66,361,000	66,124,000
Accumulated deficit	(6,428,000)	(17,193,000)
Accumulated other comprehensive loss	(12,000)	(10,000)

TOTAL STOCKHOLDERS’ EQUITY	60,159,000	49,162,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$64,821,000	$51,194,000

The accompanying notes are an integral part of the consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2021	2020
REVENUE	$36,029,000	$4,403,000

OPERATING EXPENSES:
Costs of revenue	12,147,000	1,653,000
Professional fees and related costs	1,500,000	2,407,000
General and administrative	2,263,000	2,162,000
Amortization of patents	295,000	292,000
Stock-based compensation	238,000	302,000

TOTAL OPERATING EXPENSES	16,443,000	6,816,000

OPERATING INCOME (LOSS)	19,586,000	(2,413,000)
OTHER INCOME
Interest and dividend income, net	327,000	522,000
Net realized and unrealized gain (loss) on marketable securities	(173,000)	15,000
Total other income, net	154,000	537,000

INCOME (LOSS) BEFORE INCOME TAXES AND SHARE OF NET LOSSES OF EQUITY METHOD INVESTEE	19,740,000	(1,876,000)

INCOME TAXES PROVISION (BENEFIT):
Current	2,952,000	(464,000)
Deferred taxes, net	1,508,000	(490,000)
Total income taxes (benefit)	4,460,000	(954,000)
INCOME (LOSS) BEFORE SHARE OF NET LOSSES OF EQUITY METHOD INVESTEE:	15,280,000	(922,000)
SHARE OF NET LOSSES OF EQUITY METHOD INVESTEE	$(999,000)	$(787,000)

NET INCOME (LOSS)	$14,281,000	$(1,709,000)

Net Income (Loss) Per Share:
Basic	$0.59	$(0.07)
Diluted	$0.58	$(0.07)

Weighted average common shares outstanding:
Basic	24,136,821	24,011,354
Diluted	24,530,568	24,011,354

Cash dividends declared per share	$0.10	$0.10

NET INCOME (LOSS)	$14,281,000	$(1,709,000)

OTHER COMPREHENSIVE LOSS
Net unrealized holding loss on corporate bonds and notes arising during the year, net of tax	(2,000)	(89,000)

COMPREHENSIVE INCOME (LOSS)	$14,279,000	$(1,798,000)

The accompanying notes are an integral part of the consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance – January 1, 2020	24,036,071	$240,000	$65,824,000	$(12,636,000)	$79,000	$53,507,000
Dividends and dividend equivalents declared	—	—	—	(2,435,000)	—	(2,435,000)
Stock-based compensation	—	—	302,000	—	—	302,000
Vesting of restricted stock units	247,500	3,000	(3,000)	—	—	—
Value of shares delivered to pay withholding taxes	(66,510)	(1,000)	1,000	(161,000)	—	(161,000)
Cashless exercise of options	105,000	1,000	—	—	—	1,000
Value of shares delivered to pay withholding taxes	(100,293)	(1,000)	—	—	—	(1,000)
Treasury stock purchased and retired	(115,889)	(1,000)	—	(252,000)	—	(253,000)
Net unrealized loss on corporate bonds and notes	—	—	—	—	(89,000)	(89,000)
Net loss	—	—	—	(1,709,000)	—	(1,709,000)
Balance – December 31, 2020	24,105,879	$241,000	$66,124,000	$(17,193,000)	$(10,000)	$49,162,000
Dividends and dividend equivalents declared	—	—	—	(2,429,000)	—	(2,429,000)
Stock-based compensation	—	—	238,000	—	—	238,000
Vesting of restricted stock units	70,000	1,000	(1,000)	—	—	—
Value of shares delivered to pay withholding taxes	(5,192)	—	—	(14,000)	—	(14,000)
Treasury shares purchased and retired	(378,475)	(4,000)	—	(1,073,000)	—	(1,077,000)
Net unrealized loss on corporate bonds and notes	—	—	—	—	(2,000)	(2,000)
Net income	—	—	—	14,281,000	—	14,281,000
Balance – December 31, 2021	23,792,212	$238,000	$66,361,000	$(6,428,000)	$(12,000)	$60,159,000

The accompanying notes are an integral part of the consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,281,000	$(1,709,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of patents	295,000	292,000
Stock-based compensation	238,000	302,000
Loss from equity investment	999,000	787,000
Deferred tax expense (benefit)	1,508,000	(954,000)
Amortization of right of use asset	—	41,000
Unrealized (gain) loss on marketable securities	148,000	(88,000)

Changes in operating assets and liabilities:
Royalty receivables	—	343,000
Other current assets	(30,000)	(22,000)
Accounts payable	(142,000)	180,000
Income taxes payable	2,952,000	—
Security deposit	8,000	—
Operating lease obligations	—	(41,000)
Accrued expenses	(758,000)	366,000

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	19,499,000	(503,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities	17,154,000	24,216,000
Purchases of marketable securities	(13,059,000)	(17,859,000)
Development of patents	(101,000)	(51,000)
Convertible note investment	(1,000,000)	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	2,994,000	6,306,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,410,000)	(2,471,000)
Value of shares delivered to fund withholding taxes	(14,000)	(161,000)
Repurchases of common stock, inclusive of commissions	(1,077,000)	(253,000)

NET CASH USED IN FINANCING ACTIVITIES	(3,501,000)	(2,885,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,992,000	2,918,000

CASH AND CASH EQUIVALENTS, beginning of year	25,505,000	22,587,000

CASH AND CASH EQUIVALENTS, end of year	$44,497,000	$25,505,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the years for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH FINANCING ACTIVITY
Accrued dividend rights on restricted stock units	$20,000	$31,000

The accompanying notes are an integral part of the consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

Note A – Business

Network-1 Technologies, Inc. (the “Company”) is engaged in the development, licensing and protection of its intellectual property assets. The Company presently owns ninety-five (95) patents including (i) the Cox patent portfolio (the “Cox Patent Portfolio) relating to enabling technology for identifying media content on the Internet and taking further actions to be performed after such identification; (ii) the M2M/IoT patent portfolio (the “M2M/IoT Patent Portfolio”) relating to, among other things, enabling technology for authenticating, provisioning and using embedded sim cards in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers; (iii) the HFT patent portfolio (the “HFT Patent Portfolio”) covering certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems where the difference between success and failure may be measured in nanoseconds (see Note P[5]); (iv) the Mirror Worlds patent portfolio (the “Mirror Worlds Patent Portfolio”) relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; and (v) the remote power patent (the “Remote Power Patent”) covering delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras.

Until March 7, 2020, when the Remote Power Patent expired, the Company had been actively engaged in licensing its Remote Power Patent (U.S. Patent No. 6,218,930). As of March 7, 2020, the Company had twenty-seven (27) license agreements with respect to its Remote Power Patent. As a result of the expiration of the Remote Power Patent, the Company no longer receives licensing revenue for its Remote Power Patent for any period subsequent to the expiration date (March 7, 2020). However, subsequent to the expiration date of the Remote Power Patent, the Company received licensing revenue from certain licensees for periods prior to March 7, 2020. On March 30, 2021, the Company entered into an amendment (the “Amendment”) to the Settlement and License Agreement, dated May 25, 2011, between the Company and Cisco (the “Agreement”). Pursuant to the Amendment, Cisco paid $18,691,890 to the Company to resolve a dispute relating to Cisco’s contractual obligation to pay royalties under the Agreement to the Company for the period beginning in the fourth quarter of 2017 through March 7, 2020 (when the Remote Power Patent expired) with respect to licensing the Remote Power Patent (see Note K[2] hereof). In addition, on July 26, 2021, the Company entered into a settlement agreement with Hewlett-Packard pursuant to which Hewlett-Packard paid the Company $17,000,000 in full settlement of a patent litigation involving the Remote Power Patent (see Note K[1] hereof). The Company believes that NETGEAR, Inc. (“Netgear”), another licensee of the Remote Power Patent, is obligated to pay the Company royalties that accrued but were not paid since the fourth quarter of 2017 through March 7, 2020. The Company has pending litigation against Netgear to recover such royalties (see Note K[5] hereof).

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

The Company maintains cash deposits in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). Accounts at each institution are insured by the FDIC up to $250,000. At December 31, 2021 and 2020, the Company had $8,109,000 and $5,477,000, respectively, in excess of the FDIC insured limit.

The Company considers all highly liquid short-term investments, including certificates of deposit and money market funds, that are purchased with an original maturity of three months or less to be cash equivalents.

[4]	Marketable Securities

The Company’s marketable securities are comprised of certificates of deposit with original maturity greater than three months from date of purchase, fixed income mutual funds, and corporate bonds and notes (see Note G). At December 31, 2021 and December 31, 2020, included in marketable securities, the Company had aggregate certificates of deposit of $— and $3,500,000, respectively, at financial institutions that were within the FDIC limit. The Company’s marketable securities are measured at fair value and are accounted for in accordance with ASU 2016-01. Unrealized holding gains and losses on certificates of deposit and fixed income mutual funds are recorded in net realized and unrealized gain (loss) from investments on the consolidated statements of operations and comprehensive income (loss). Unrealized holding gains and losses, net of the related tax effect, on corporate bonds and notes are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the marketable securities.

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

NETWORK-1 TECHNOLOGIES, INC.

Note B – Summary of Significant Accounting Policies (continued)

Revenue disaggregated by source is as follows:

	Years Ended December 31,
	2021		2020
Fully-Paid Licenses	$17,000,000	(1)	$—
Royalty Bearing Licenses	19,029,000	(2)	4,403,000	(3)
Total Revenue	$36,029,000		$4,403,000

__________________________

(1)	Includes $17,000,000 received from Hewlett-Packard related to settlement of a patent litigation (see Note K[1] hereof).
(2)	Includes (1) $18,691,890 of royalty revenue from Cisco from resolution of a dispute under its license agreement with the Company (see Note K[2] hereof) and (2) $337,000 of royalty revenue received from Plantronics (see Note K[6] hereof).
(3)	Includes revenue of $4,150,000 from a litigation settlement with Dell, Inc.

The Company relied on royalty reports received from third party licensees to record its revenue. From time to time, the Company may audit or otherwise dispute royalties reported from licensees. Any adjusted royalty revenue as a result of such audits or dispute is recorded by the Company in the period in which such adjustment is agreed to by the Company and the licensee or otherwise determined.

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

The Company includes in costs of revenue for the year ended December 31, 2021 and 2020 contingent legal fees payable to patent litigation counsel, any other contractual payments related to net proceeds from settlements (see Note I[1] hereof) and incentive bonus compensation payable to its Chairman and Chief Executive Officer.

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

ASC 740-10, Accounting for Uncertainty in Income Taxes, defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company had no uncertain tax positions as of December 31, 2021 and 2020.

NETWORK-1 TECHNOLOGIES, INC.

Note B – Summary of Significant Accounting Policies (continued)

U.S. federal, state and local income tax returns prior to 2018 are not subject to examination by any applicable tax authorities, except that tax authorities could challenge returns (only under certain circumstances) for earlier years to the extent they generated loss carry-forwards that are available for those future years.

[10]	Stock-Based Compensation

The Company accounts for its stock-based compensation awards to employees and directors in accordance with FASB ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 requires all stock-based compensation to employees, including grants of employee stock options and restricted stock units, to be recognized in the consolidated statements of operations and comprehensive income based on their grant date fair values.

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

The Company’s equity investment in ILiAD Biotechnologies, LLC (“ILiAD”), a privately held development stage biotechnology company, is measured on a non-recurring basis and is classified within Level 3 as it is valued using significant unobservable inputs or data in an inactive market, and the valuation requires management judgment due to the absence of market price and inherent lack of liquidity.

[13]	Carrying Value, Recoverability and Impairment of Long-Lived Assets

An impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. If an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited. At December 31, 2021 and 2020, there was no impairment to the Company’s patents and equity investment.

The Company’s equity investment in ILiAD is evaluated on a non-recurring basis for impairment, when and if a triggering event occurs.

[14]	Dividend Policy

Cash dividends are recorded when declared by the Company’s Board of Directors. Common stock dividends are charged against retained earnings when declared or paid (see Note O hereof).

[15]	New Accounting Standards

Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions for performing intra-period allocation and calculating income taxes in interim periods. It also simplifies the accounting for income taxes by requiring recognition of franchise tax partially based on income as an income-based tax, requiring reflection of enacted changes in tax laws in the interim period and making improvements for income taxes related to employee stock ownership plans. ASU 2019-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. The adoption of this standard did not have a material effect on its consolidated financial statements.

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

NETWORK-1 TECHNOLOGIES, INC.

Note C – Patents

The Company’s intangible assets at December 31, 2021 include patents with estimated remaining economic useful lives ranging from 1.50 to 12.33 years. For all periods presented, all the Company’s patents were subject to amortization. The gross carrying amounts and accumulated amortization related to acquired intangible assets as of December 31, 2021 and 2020 were as follows:

	2021	2020
Gross carrying amount	$7,949,000	$7,848,000
Accumulated amortization	(6,565,000)	(6,270,000)
Patents, net	$1,384,000	$1,578,000

Amortization expense for the years ended December 31, 2021 and 2020 was $295,000 and $292,000, respectively. Future amortization of current intangible assets, net is as follows:

For the years ended December 31,
2022	$301,000
2023	236,000
2024	90,000
2025	90,000
2026 and thereafter	667,000
Total	$1,384,000

The Company’s Remote Power Patent expired on March 7, 2020. All patents within our Mirror Worlds Patent Portfolio and QoS Patents have also expired. All patents within the Cox Patent Portfolio expired in September 2021 except for two patents which expire in July 2023 and November 2023. The expiration dates of patents within the Company’s M2M/IoT Patent Portfolio range from September 2033 to May 2034.

Note D – Income (Loss) Per Share

Basic Income (Loss) per share is calculated by dividing the net income (loss) by the weighted average number of outstanding common shares during the period. Diluted per share data included the dilutive effects of stock options and restricted stock units. Potential shares of 12,500 and 662,500 at December 31, 2021 and 2020, respectively, consist of options and restricted stock units. Computations of basic and diluted weighted average common shares outstanding are as follows:

	2021	2020

Weighted-average common shares outstanding – basic	24,136,821	24,011,354

Dilutive effect of stock options and restricted stock units	393,747	—

Weighted-average common shares outstanding – diluted	24,530,568	24,011,354

Stock option and restricted stock units excluded from the computation of diluted income per share because the effect of inclusion would have been anti-dilutive	12,500	662,500

NETWORK-1 TECHNOLOGIES, INC.

Note E – Income Taxes

Significant components of the income taxes were as follows for the years ended December 31, 2021 and 2020.

	2021	2020
Current
State and local	$144,000	$(34,000)
Federal	2,808,000	(430,000)
Total Current Tax Expense (Benefit)	$2,952,000	$(464,000)

Deferred
State and local	83,000	(32,000)
Federal	1,425,000	(458,000)
Total Deferred Tax Expense (Benefit)	1,508,000	(490,000)

Total Income Taxes	$4,460,000	$(954,000)

Significant components of deferred tax assets as of December 31, 2021 and 2020 consisted of the following:

	2021	2020
Deferred tax assets (liability): Net operating loss carry forwards	$—	$1,665,000

Deferred Tax Liability(1)	(554,000)	(711,000)

Total deferred tax assets (liability)	$(554,000)	$954,000

_________________________

(1)	Deferred tax liability as a result of a temporary difference related to the Company’s equity method investment.

There was no valuation allowance as of December 31, 2021. As of December 31, 2020, the Company relieved a valuation allowance of $490,000.

The reconciliation between the taxes as shown and the amount that would be computed by applying the statutory federal income tax rate to the net income before income taxes is as follows:

	Years Ended
	December 31,
	2021	2020

Income tax - statutory rate	21.00%	21.0%
Permanent difference	1.69%	(5.05)%
State and other	1.11%	1.48%
Valuation allowance on deferred tax assets	—%	18.4%
Total	23.80%	35.83%

While only the tax returns for the three years ended prior to December 31, 2021 are open for examination for taxes payable for those years, tax authorities could challenge returns (only under certain circumstances) for earlier years to the extent that they generated loss carry-forwards that are available for those future years.

The personal holding company (“PHC”) rules under the Internal Revenue Code impose a 20% tax on a PHC’s undistributed personal holding company income (“UPHCI”), which means, in general, taxable income subject to certain adjustments. For a corporation to be classified as a PHC, it must satisfy two tests: (i) that more than 50% in value of its outstanding shares must be owned directly or indirectly by five or fewer individuals at any time during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the “Ownership Test”) and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities

NETWORK-1 TECHNOLOGIES, INC.

Note E – Income Taxes (continued)

and rents (the “Income Test”). During the second half of 2021, based on available information concerning the Company’s shareholder ownership, the Company did not satisfy the Ownership Test and thus the Company was not a PHC for 2021. If the Company were to become a PHC in any future year, we would be subject to an additional 20% tax on our UPHCI. In such event, the Company may issue a special cash dividend, to its shareholders in an amount equal to the UPHCI rather than incur the additional 20% tax.

Note F – Stockholders’ Equity

The 2013 Stock Incentive Plan (“2013 Plan”) provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock, (d) stock appreciation rights, and (e) other stock-based awards including restricted stock units. Awards under the 2013 Plan may be granted singly, in combination, or in tandem. Subject to standard anti-dilution adjustments as provided, the 2013 Plan provides for an aggregate of 2,600,000 shares of the Company’s common stock to be available for distribution. The Company’s Compensation Committee generally has the authority to administer the 2013 Plan, determine participants who will be granted awards, the size and types of awards, the terms and conditions of awards and the form and content of the award agreements representing awards. Awards under the 2013 Plan may be granted to employees, directors and consultants of the Company and its subsidiaries. As of December 31, 2021, there were 1,837,500 shares of common stock available for issuance under the 2013 Plan.

[1]	Restricted Stock Units

A summary of restricted stock units granted during the years ended December 31, 2021 and December 31, 2020 is as follows (each restricted stock unit represents the contingent right to receive one share of the Company’s common stock):

	2021		2020
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Balance of restricted stock units outstanding at beginning of year	162,500	$2.25	340,000	$2.15
Grants of restricted stock units	45,000	3.51	70,000	2.68
Vested restricted stock units(1)	(195,000)	(2.47)	(247,500)	(2.23)
Balance of restricted stock units outstanding at end of year	12,500	$3.36	162,500	$2.25

__________________________

(1)       Includes 125,000 shares of common stock subject to restricted stock units owned by the Company’s Chairman and Chief Executive Officer which vested on July 14, 2021 and settled on March 11, 2022.

Restricted stock unit compensation expense was $238,000 for the year ended December 31, 2021 and $302,000 for the year ended December 31, 2020.

The Company has an aggregate of $42,000 of unrecognized restricted stock unit compensation expense as of December 31, 2021 to be expensed over a weighted average period of 0.99 years.

The fair value of restricted stock units is determined based on the number of shares granted and the quoted market price of the Company’s common stock on the date of grant for time-based and performance-based awards.

All of the Company’s issued restricted stock units have dividend equivalent rights. As of December 31, 2021 and 2020, there was $72,000 and $53,000 accrued for dividend equivalent rights which were included in other accrued expenses.

NETWORK-1 TECHNOLOGIES, INC.

Note F – Stockholders’ Equity (continued)
[2]	Stock Options

At December 31, 2021, one stock option to purchase 500,000 shares of common stock was outstanding representing an option grant outside of the 2013 Plan (issued prior to the establishment of the 2013 Plan). The one stock option has a weighted average exercise price of $1.19 and a weighted average remaining life of 0.84 years. There were no grants of stock options during the years ended December 31, 2021 and 2020.

The following table summarizes stock option activity for the years ended December 31:

	2021		2020
		Weighted		Weighted
		Average		Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price
Options outstanding at beginning of year	500,000	$1.19	605,000	$1.39
Granted	—	—	—	—
Expired	—	—	—	—
Exercised	—	—	(105,000)	$2.34
Options outstanding at end of year	500,000	$1.19	500,000	$1.19
Options exercisable at end of year	500,000	$1.19	500,000	$1.19

During the year ended December 31, 2021 and 2020, the Company did not recognize any stock-based compensation related to the vesting of prior issued stock options to employees and directors. The Company at December 31, 2021 and 2020 had no remaining unrecognized expenses related to unvested stock options to employees and directors. The aggregate intrinsic value of all stock options exercisable at December 31, 2021 and 2020 was $815,000 and $1,250,000, respectively.

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

NETWORK-1 TECHNOLOGIES, INC.

Note G – Marketable Securities

Marketable securities as of December 31, 2021 and 2020 were composed of:

	December 31, 2021
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed income mutual funds	$14,462,000	$—	$(137,000)	$14,325,000
Corporate bonds and notes	813,000	—	(12,000)	801,000
Total marketable securities	$15,275,000	$—	$(149,000)	$15,126,000

	December 31, 2020
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Certificates of deposit	$3,534,000	$7,000	$—	$3,541,000
Fixed income mutual funds	11,255,000	80,000	—	11,335,000
Corporate bonds and notes	4,500,000	18,000	(28,000)	4,490,000
Total marketable securities	$19,289,000	$105,000	$(28,000)	$19,366,000

Note H – Equity Investment

During the period December 2018 – March 2021, the Company made an aggregate investment of $6,000,000 in ILiAD Biotechnologies, LLC (“ILiAD”), a privately held clinical stage biotechnology company dedicated to the prevention and treatment of human disease caused by Bordetella pertussis. ILiAD is developing key technologies and working with leading scientists to investigate the impact of Bordetella pertussis in a range of human disease and is currently focused on validating its proprietary intranasal vaccine, BPZE1, for the prevention of Pertussis (whooping cough). The aggregate investment of $6,000,000 by the Company includes a $5,000,000 equity investment and a $1,000,000 investment in a convertible note (see below). At December 31, 2021, the Company owned approximately 9.5% of the outstanding units of ILiAD on a non-fully diluted basis and 7.2% of the outstanding units on a fully diluted basis (after giving effect to the exercise of all outstanding options, warrants and convertible notes). In connection with its investment, the Company’s Chairman and Chief Executive Officer obtained a seat on ILiAD’s Board of Managers and receives the same compensation for service on the Board of Managers as other non-management Board members.

On March 12, 2021, the Company invested $1,000,000 in ILiAD as part of its private offering of up to $23,500,000 of convertible notes (the “Notes”). The Notes have a maturity of three years with interest accruing at 6% per annum. The Notes are required to be converted into a Qualified Financing (minimum financing of $15 million) at the lesser of (i) 80% of the price paid per unit in such offering or (ii) a price based on an enterprise value of $176,000,000. In addition, the Notes shall convert in the event of a merger at the lower of an enterprise value of $176,000,000 or the stated valuation of ILiAD in the merger transaction. In the event of a change-in-control, noteholders will also have the option to have the Notes repaid except in a Qualified Financing or a stock-for-stock merger.

For the years ended December 31, 2021 and 2020, the Company recorded a net loss from its equity method investment in ILiAD of $999,000 and $787,000, respectively.

The difference between the Company’s share of equity in ILiAD’s net assets and the equity investment carrying value reported on the Company’s consolidated balance sheet at December 31, 2021 is due to an excess amount paid over the book value of the investment totaling approximately $5,000,000 which are accounted for as equity method goodwill.

NETWORK-1 TECHNOLOGIES, INC.

Note I – Commitments and Contingencies

[1]	Legal fees:

Russ, August & Kabat provides legal services to the Company with respect to its pending patent litigation filed in May 2017 against Facebook, Inc. in the U.S. District Court for the Southern District of New York relating to several patents within the Company’s Mirror Worlds Patent Portfolio (see Note K[4] hereof). The terms of the Company’s agreement with Russ, August & Kabat provide for cash payments on a monthly basis subject to a cap plus a contingency fee ranging between 15% and 24% of the net recovery (after deduction of expenses) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved. The Company is responsible for all expenses incurred with respect to this litigation.

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

Dovel & Luner, LLP provided legal services to the Company with respect to the Company’s patent litigation filed in September 2011 against sixteen (16) data networking equipment manufacturers in the U.S. District Court for the Eastern District of Texas, (Tyler Division) (see Note K[1]). The terms of the Company’s agreement with Dovel & Luner LLP essentially provided for legal fees on a full contingency basis ranging from 12.5% to 35% (with certain exceptions) of the net recovery (after deduction for expenses) depending on the stage of the preceding in which a result (settlement or judgment) is achieved. The Company was responsible for a portion of the expenses incurred with respect to this litigation. For the year ended December 31, 2021 and 2020, the Company incurred contingent legal fees and expenses to Dovel & Luner of $4,586,000 and $1,428,000, respectively, with respect to the litigation. As of December 31, 2021, the Company accrued contingency fees expenses of $137,000 to Dovel & Luner with respect to the litigation (see Note B[8] hereof).

Dovel & Luner, LLP also provided legal services to the Company with respect to the Company’s patent litigation settled in July 2010 against several major data networking equipment manufacturers including Cisco (see Note K[3]). The terms of the Company’s agreement with Dovel & Luner, LLP provided for legal fees of a maximum aggregate cash payment of $1.5 million plus a contingency fee of up to 24% (based on the settlement being achieved at the trial stage) including legal fees of local counsel in Texas. With respect to any royalty payments payable by Cisco relating to royalties for the period prior to the expiration of the Remote Power Patent (March 7, 2020), the Company had an obligation to pay Dovel & Luner contingency fees of 24% (see Note K[2] hereof). During the year ended December 31, 2021, the Company paid Dovel and Luner contingency fees and expenses of $5,760,000. There were no contingency fees paid to Dovel and Luner for the year ended December 31, 2020. In addition, as of December 31, 2021 and 2020, there were no outstanding contingency fees due Dovel & Luner with respect to this litigation.

[2]	Patent Acquisitions:

In connection with the Company’s acquisition of its Cox Patent Portfolio, the Company is obligated to pay Dr. Cox 12.5% of the net proceeds (after deduction of expenses) generated by the Company from licensing, sale or enforcement of the patent portfolio. As of the years ended December 31, 2021, and 2020, no expense was incurred with respect to the Cox Patent Portfolio. As of December 31, 2021 and 2020, no amounts were accrued with respect to the Cox Patent Portfolio.

As part of the acquisition of the Mirror Worlds Patent Portfolio, the Company also entered into an agreement with Recognition Interface, LLC (“Recognition”) pursuant to which Recognition received from the Company an interest in the net proceeds realized from the monetization of the Mirror Worlds Patent Portfolio, as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; and (iii) 20% of any portion of the net proceeds in excess of $250 million. Since entering into the agreement with Recognition in May 2013, the Company has paid Recognition an aggregate of $3,127,000 with respect to such net proceeds interest related to the Mirror Worlds Patent Portfolio. No such payments were made by the Company to Recognition during the year ended December 31, 2021 and 2020.

NETWORK-1 TECHNOLOGIES, INC.

Note I – Commitments and Contingencies (continued)

In connection with the Company’s acquisition of its M2M/IoT Patent Portfolio, the Company is obligated to pay M2M 14% of the first $100 million of net proceeds (after deduction of expenses) and 5% of net proceeds greater than $100 million from Monetization Activities (as defined) related to the patent portfolio. In addition, M2M will be entitled to receive from the Company $250,000 of additional consideration upon the occurrence of certain future events related to the patent portfolio. As of the years ended December 31, 2021, and 2020, no expense was incurred with respect to the M2M/IoT Patent Portfolio. As of December 31, 2021 and 2020, no amounts were accrued with respect to the M2M/IoT Patent Portfolio.

[3]	Savings and investment plan:

The Company has a Savings and Investment Plan which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986. The Company also may make discretionary annual matching contributions and profit sharing in amounts determined by the Board of Directors, subject to statutory limits. The 401(k) Plan expense for the years ended December 31, 2021 and 2020 was $102,000 and $105,000, respectively, all of which was accrued as of December 31, 2021 and 2020 and is recorded within accrued expenses on the Company’s consolidated balance sheets.

Note J - Employment Arrangements and Other Agreements

[1] On March 22, 2022, the Company entered into a new employment agreement (“Agreement”) with its Chairman and Chief Executive Officer, pursuant to which he continues to serve as our Chairman and Chief Executive Officer for a four year term (“Term”), at an annual base salary of $535,000 which shall be increased by 3% per annum during the term of the Agreement. The Agreement established an annual target bonus of $175,000 for the Chairman and Chief Executive Officer based upon performance. During the year ended December 31, 2021 and December 31, 2020, the Chairman and Chief Executive Officer received an annual discretionary bonus of $175,000 and $125,000, respectively.

In addition, pursuant to the Agreement, the Company granted the Chairman and Chief Executive Officer, under its 2013 Plan, 600,000 restricted stock units (the “RSUs”, each RSU awarded by the Company to its officers, directors and consultants represents a contingent right to receive one share of the Company’s common stock) which terms provided for vesting in four tranches, as follows: (1) 175,000 RSUs which shall vest 100,000 RSUs on March 22, 2023 and 75,000 RSUs on March 22, 2024, subject to the Chairman and Chief Executive Officer’s continued employment by the Company through each such vesting date (the “Employment Condition”) (“Tranche 1”); (2) 150,000 RSUs shall vest if at any time during the term of the Agreement that the Company’s common stock (the “Common Stock”) achieves a closing price for twenty (20) consecutive trading days (“Closing Price”) of a minimum of $3.50 per share (subject to adjustment for stock splits) and the Employment Condition is satisfied through the date such minimum per share Closing Price is achieved (“Tranche 2”); (3) 150,000 RSUs shall vest if at any time during the term of the Agreement that the Common Stock achieves a Closing Price (as defined above) of a minimum of $4.00 per share (subject to adjustment for stock splits) and the Employment Condition is satisfied through the date such minimum per share Closing Price is achieved (“Tranche 3”); and (4) 125,000 RSUs shall vest if at any time during the term of the Agreement, that the Common Stock achieves a Closing Price of a minimum of $4.50 per share (subject to adjustment for stock splits) and the Employment Condition is satisfied through the date such minimum per share Closing Price is achieved (“Tranche 4”). In the event of a Change of Control (as defined), Termination Other Than for Cause (as defined) or a termination by you for Good Reason (as defined) in each case prior to the last day of the term of the Agreement, the vesting of all RSUs (Tranches 1, 2, 3 and 4) shall accelerate (and not be subject to any conditions) and all RSUs shall become immediately fully vested. All RSUs granted by the Company to its officers, directors or consultants have dividend equivalent rights.

Under the terms of the Agreement, so long as the Chairman and Chief Executive Officer continues to serve as an executive officer of the Company, whether pursuant to the Agreement or otherwise, the Chairman and Chief Executive Officer shall also receive incentive compensation in an amount equal to 5% of the Company’s gross royalties or other payments from Licensing Activities (as defined) (without deduction of legal fees or any other expenses) with respect to our Remote Power Patent and a 10% net interest (gross royalties and other payments after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company’s royalties and other payments relating to Licensing Activities with respect to patents other than the Remote

NETWORK-1 TECHNOLOGIES, INC.

Note J - Employment Arrangements and Other Agreements (continued)

Power Patent (including all of the Company’s patent portfolios and its investment in ILiAD Biotechnologies) (collectively, the “Incentive Compensation”). During the year ended December 31, 2021 and December 31, 2020, the Chairman and Chief Executive Officer earned Incentive Compensation of $1,801,000 and $220,000, respectively.

The Incentive Compensation shall continue to be paid to the Chairman and Chief Executive Officer for the life of each of the Company’s patents with respect to licenses entered into with third parties during the term of his employment or at anytime thereafter, whether he is employed by us or not; provided, that, the employment of the Chairman and Chief Executive Officer has not been terminated by the Company “For Cause” (as defined) or terminated by him without “Good Reason” (as defined). In the event of a merger or sale of substantially all of the Company’s assets, the Company has the option to extinguish the right of the Chairman and Chief Executive Officer to receive future Incentive Compensation by payment to him of a lump sum payment, in an amount equal to the fair market value of such future interest as determined by an independent third party expert if the parties do not reach agreement as to such value. In the event that the Chairman and Chief Executive Officer’s employment is terminated by us “Other Than For Cause” (as defined) or by him for “Good Reason” (as defined), the Chairman and Chief Executive Officer shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) a pro-rated portion of the $175,000 target bonus provided bonus criteria have been satisfied on a pro-rated basis through the calendar quarter in which the termination occurs and (iii) accelerated vesting of all unvested options, RSUs or other awards.

In connection with the Agreement, the Chairman and Chief Executive Officer has also agreed not to compete with the Company as follows: (i) during the term of the Agreement and for a period of 12 months thereafter if his employment is terminated “Other Than For Cause” (as defined) provided he is paid his 12 month base salary severance amount and (ii) for a period of two years from the termination date, if terminated “For Cause” by us or “Without Good Reason” by the Chairman and Chief Executive Officer.

[2] The Company’s Chief Financial Officer serves on an at-will basis at an annual base salary of $175,000. The Company’s Chief Financial Officer received a discretionary annual bonus of $22,500 for the year ended December 31, 2021 and $15,000 for the year ended December 31, 2020. On December 29, 2020, the Chief Financial Officer was granted 7,500 RSUs under the 2013 Plan. 50% of such RSUs vested on the one year anniversary of the grant (December 29, 2021) and 50% of such RSUs vest on the two year anniversary of the grant (December 29, 2022), subject to the Chief Financial Officer’s continued service to the Company. In addition, in the event the Chief Financial Officer’s employment is terminated without “Good Cause” (as defined), he shall receive (i) (a) 6 months base salary or (b) 12 months base salary in the event of a termination without “Good Cause” within 6 months following a “Change of Control” of the Company (as defined) and (ii) accelerated vesting of all remaining unvested shares underlying his options, RSUs or any other awards he may receive in the future.

[3] The Company’s Executive Vice President serves on an at-will basis at an annual base salary of $200,000. The Executive Vice President received a discretionary annual bonus of $40,000 and $25,000 for the year ended December 31, 2021 and 2020, respectively. On December 29, 2020, the Company’s Executive Vice President was granted 10,000 RSUs under the 2013 Plan, 50% of such RSUs vested on the one year anniversary of the date of grant (December 29, 2021) and 50% of such RSUs vest on the two year anniversary of the grant (December 29, 2022), subject to the Executive Vice President’s continued service to the Company. On January 18, 2022, the Company’s Executive Vice President was granted 15,000 RSUs under the 2013 Plan, 50% of such RSUs vest on the one year anniversary of the date of grant (January 18, 2023) and 50% of such RSUs vest on the two year anniversary of the grant (January 18, 2024).

Note K – Legal Proceedings

[1] On July 26, 2021, the Company agreed to settle its patent litigation against Hewlett-Packard Company and Hewlett-Packard Enterprise Company (collectively, “Hewlett-Packard”) pending in the U.S. District Court for the Eastern District of Texas, Tyler Division, for infringement of the Company’s Remote Power Patent. Under the terms of the settlement agreement, Hewlett-Packard Enterprise Company paid the Company $17,000,000 in full settlement of the litigation and Hewlett-Packard received a fully paid license and release to the Remote Power Patent for its full term, which applies to sales of Power over Ethernet (“PoE”) products by Hewlett-Packard and its wholly-owned subsidiary Aruba Networks, LLC.

NETWORK-1 TECHNOLOGIES, INC.

Note K – Legal Proceedings (continued)

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

[3] On April 4, 2014 and December 3, 2014, the Company initiated litigation against Google Inc. (“Google”) and YouTube, LLC (“YouTube”) in the U.S. District Court for the Southern District of New York for infringement of several of its patents within its Cox Patent Portfolio acquired from Dr. Cox which relate to the identification of media content on the Internet. The lawsuit alleges that Google and YouTube have infringed and continue to infringe certain of the Company’s patents by making, using, selling and offering to sell unlicensed systems and related products and services, which include YouTube’s Content ID system. The litigations against Google and YouTube were subject to court ordered stays which were in effect from July 2, 2015 until January 2, 2019 as a result of proceedings at the Patent Trial and Appeal Board (PTAB) and the appeals of PTAB Final Written Decisions to the U.S. Court of Appeals for the Federal Circuit. Pursuant to a Joint Stipulation and Order Regarding Lifting of Stays, entered on January 2, 2019, the parties agreed, among other things, that the stays with respect to the litigations were lifted. In January 2019, the two litigations against Google and YouTube were consolidated. Discovery has been substantially completed and a trial date has not yet been set.

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

On March 7, 2022, the District Court entered a ruling granting in part and denying in part a motion for summary judgment by Facebook. In its ruling the Court (i) denied Facebook’s motion that the asserted patents were invalid by concluding that all asserted claims were patent eligible under §101 of the Patent Act and (ii) granted summary judgment of non-infringement in favor of Facebook and dismissed the case. The Company strongly disagrees with the decision on non-infringement and intends to file an appeal to the U.S. Court of Appeals for the Federal Circuit.

[5] On December 15, 2020, the Company filed a lawsuit against Netgear in the Supreme Court of the State of New York, County of New York, for breach of a Settlement and License Agreement, dated May 22, 2009, with the Company for failure to make royalty payments, and provide corresponding royalty reports, to the Company based on sales of Netgear’s PoE products. On October 22, 2021, Netgear filed a Demand for Arbitration at the American Arbitration Association (AAA) seeking to arbitrate certain issues raised in the litigation. The Company has objected to jurisdiction at the AAA and the dispute is pending.

[6] On January 7, 2021, the Company filed a lawsuit against Plantronics, Inc., the successor entity to Polycom, Inc., in the Supreme Court of the State of California, County of Santa Clara, for breach of a Settlement and License Agreement, dated September 29, 2016, with the Company for the failure of Plantronics and Polycom to make royalty payments, and provide corresponding royalty reports, to the Company based on sales of PoE products. On October 26, 2021, the Company settled its litigation with Plantronics, Inc. in consideration for payment of $337,000.

NETWORK-1 TECHNOLOGIES, INC.

Note L - Concentrations

Revenue from the Company’s Remote Power Patent constituted 100% of the Company’s revenue for the year ended December 31, 2021 and 2020. Revenue from two licensees constituted an aggregate of 99% of the Company’s revenue for the year ended December 31, 2021. Revenue from one licensee constituted an aggregate of 94% of the Company’s revenue for the year ended December 31, 2020. At December 31, 2021 and December 31, 2020, there were no royalty receivables from licensees.

Note M – Related Party Transaction

On May 27, 2021, the Company repurchased from a director of the Company 40,000 shares of its common stock at a purchase price of $3.27 per share or aggregate consideration of $130,800.

Note N – Stock Repurchase Program

On June 11, 2021, the Company’s Board of Directors authorized an extension and increase of the Share Repurchase Program to repurchase up to $5,000,000 of the Company’s common stock over the subsequent 24-month period. The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion. The timing and amount of the shares repurchased are determined by management based on its evaluation of market conditions and other factors. The repurchase program may be increased, suspended or discontinued at any time.

During the year ended December 31, 2021, the Company repurchased an aggregate of 378,475 shares of its common stock pursuant to the Share Repurchase Program at a cost of approximately $1,077,000 or an average price per share of $2.85 per share.

Since inception of the Share Repurchase Program (August 2011) through December 31, 2021, the Company has repurchased an aggregate of 8,984,134 shares of its common stock at a cost of approximately $17,225,276 (exclusive of commissions) or an average per share price of $1.92 per share.

Note O – Dividend Policy

On June 9, 2020, the Company’s Board of Directors approved the continuation of the Company’s dividend policy which consists of a semi-annual cash dividend of $0.05 per common share ($0.10 per common share annually) which are anticipated to be paid in March and September of each year. On February 23, 2021, the Board of Directors declared a semi-annual cash dividend of $0.05 per share with a payment date of March 31, 2021 to all common shareholders of record as of March 16, 2021. On September 10, 2021, the Board of Directors declared a semi-annual dividend of $0.05 per share with a payment date of September 30, 2021 to all common shareholders of record as of September 21, 2021. The Company’s dividend policy undergoes a periodic review by the Board of Directors and is subject to change at any time depending upon the Company’s earnings, financial requirements and other factors.

Note P – Subsequent Events

[1] On February 23, 2022, the Company’s Board of Directors declared a semi-annual cash dividend of $0.05 per share with a payment date of March 24, 2022 to all common shareholders of record as of March 9, 2022.

[2] On February 23, 2022, the Company’s Board of Directors approved the grant of 15,000 RSUs to each of the Company’s three non-management directors. The RSUs vest over a one year period in equal quarterly installments of 3,750 shares of common stock on each of March 15, 2022, June 15, 2022, September 15, 2022 and December 15, 2022.

[3] On March 11, 2022, 125,000 shares of the Company’s common stock subject to restricted stock units owned by the Company’s Chairman and Chief Executive Officer were settled. With respect to the restricted stock unit settlement, the Chairman and Chief Executive Officer delivered 45,438 shares to satisfy withholding taxes and received 79,562 net shares of common stock.

[4] On March 22, 2022, the Company entered into a new four year employment agreement with its Chairman and Chief Executive Officer. In connection with the agreement the Company granted to its Chairman and Chief Executive Officer 600,000 restricted stock units which vest in four tranches subject to certain conditions (see Note J[1] hereof).

NETWORK-1 TECHNOLOGIES, INC.

Note P – Subsequent Events (continued)

[5] On March 25, 2022, the Company completed the acquisition of a new patent portfolio (HFT Patent Portfolio) consisting of six U.S. patents and two pending U.S. patents covering certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems where the difference between success and failure may be measured in nanoseconds. The Company paid the seller $500,000 at the closing and has an obligation to pay the seller an additional $500,000 and $375,000 of the Company's common stock upon achieving certain milestones with respect to the patent portfolio. The Company also has an obligation to pay the seller 15% of the first $50 million of net proceeds (after deduction of expenses) generated by the patent portfolio and 17.5% of net proceeds greater than $50 million.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

The following are included under Item 8 “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2021 and 2020

Consolidated statements of operations and comprehensive (loss) income for the years ended December 31, 2021 and 2020

Consolidated statements of changes in stockholders' equity for the years ended December 31, 2021 and 2020

Consolidated statements of cash flows for the years ended December 31, 2021 and 2020

Notes to consolidated financial statements

(a)(2) Financial Statements Schedules:

Financial statement schedules are omitted because the information is not applicable.

(a)(3) Exhibits:

3(i)(a)	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-59617), declared effective by the SEC on November 12, 1998 (the “1998 Registration Statement”), and incorporated herein by reference.
3(i)(b)	Certificate of Amendment to the Certificate of Incorporation dated November 27, 2001. Previously filed as Exhibit 3.1.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-81344) declared effective by the SEC on February 12, 2002, and incorporated herein by reference (the “February 2002 Form S-3”)
3(i)(c)	Certificate of Amendment to the Certificate of Incorporation dated October 9, 2013. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 10, 2013, and incorporated herein by reference.
3(ii)	Second Amended and Restated By-laws. Previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 filed on November 14, 2016 and incorporated herein by reference.
4.1	Form of Common Stock certificate. Previously filed as Exhibit 4.1 to the 1998 Registration Statement and incorporated herein by reference.
10.1+	2013 Stock Incentive Plan. Previously filed as Appendix B to the Company’s Schedule 14A (Proxy Statement) filed on August 20, 2013 and incorporated herein by reference.
10.2	Form of stock option agreement, previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed on October 14, 2009 and incorporated herein by reference.
10.3+	Employment Agreement, dated July 14, 2016, between the Company and Corey M. Horowitz, Chairman and Chief Executive Officer. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2016 and incorporated herein by reference.
10.4+	Employment Agreement, dated March 22, 2022, between the Company and Corey M. Horowitz, Chairman and Chief Executive Officer. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2022 and incorporated herein by reference.
10.5	Form of Indemnification Agreement for directors and officers. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2019 and incorporated herein by reference.

14	Code of Ethics. Previously filed as Exhibit 14 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 14, 2004 and incorporated herein by reference.
21.1*	List of Subsidiaries of Registrant.
23.1*	Consent of Friedman, LLP, Independent Registered Public Accounting Firm.
31.1*	Section 302 Certification of Chief Executive Officer.
31.2*	Section 302 Certification of Chief Financial Officer.
32.1*	Section 906 Certification of Chief Executive Officer.
32.2*	Section 906 Certification of Chief Financial Officer.

101*         Interactive data files: *

101.INS         XBRL Instance Document.

101.SCH       XBRL Scheme Document.

101.CAL       XBRL Calculation Linkbase Document.

101.DEF        XBRL Definition Linkbase Document.

101.LAB       XBRL Label Linkbase Document.

101.PRE        XBRL Presentation Linkbase Document.

_________________________________________________________________

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

March 30, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE
/s/ Corey M. Horowitz Corey M. Horowitz	Chairman and Chief Executive Officer, Chairman of the Board of Directors (principal executive officer)	March 30, 2022
/s/ David Kahn David Kahn	Chief Financial Officer, Secretary and a Director (principal financial officer and principal accounting officer)	March 30, 2022
/s/ Emanuel Pearlman Emanuel Pearlman	Director	March 30, 2022
/s/ Niv Harizman Niv Harizman	Director	March 30, 2022
/s/ Allison Hoffman Allison Hoffman	Director	March 30, 2022