Form 10-Q
period 2022-03-31
NETWORK-1 TECHNOLOGIES, INC.
filed 2022-05-16
CIK 1065078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to__________

Commission File Number  1-15288

NETWORK-1 TECHNOLOGIES, INC.

 (Exact name of registrant as specified in its charter)

Delaware	11-3027591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

65 Locust Avenue New Canaan, Connecticut	06840
(Address of principal executive offices)	(Zip Code)

203-920-1055

(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NTIP	NYSE American

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

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding as of May 12, 2022 was 23,883,024.

NETWORK-1 TECHNOLOGIES, INC.

Form 10-Q Index

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include any expectation of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements related to future performance and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Factors that could cause or contribute to such differences include various risks and uncertainties described below and elsewhere in this Quarterly Report on Form 10-Q as well as in our Annual Report on Form 10-K for the year ended December 31, 2021 (filed with the SEC on March 30, 2022). Furthermore, such forward-looking statements speak only as of the date of this report. Such risks and uncertainties include, but are not limited to, the following:

•	our uncertain revenue;
•	uncertainty of the outcome of our pending litigations;
•	our ability to achieve future revenue from our patent portfolios;
•	our ability to protect our patents;
•	our ability to execute our strategy to acquire or make investments in high quality patents with significant licensing opportunities;
•	our ability to enter into strategic relationships with third parties to license or otherwise monetize their intellectual property;
•	our ability to achieve a return on our investment in ILiAD Biotechnologies, LLC;
•	our ability to continue to acquire additional intellectual property;
•	uncertainty as to whether cash dividends will continue to be paid;
•	variations in our quarterly and annual operating results;
•	the risk that we may be determined to be a personal holding company in 2022 or future years which may result in our issuing a special cash dividend to our stockholders to the extent we have undistributed personal holding company income resulting in less cash available for our operations and strategic transactions;
•	the impact of Covid-19 causing delays in our legal proceedings; and
•	legislative, regulatory and competitive developments.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2022	December 31, 2021
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$42,459,000	$44,497,000
Marketable securities, at fair value	14,076,000	15,126,000
Other current assets	111,000	150,000

TOTAL CURRENT ASSETS	56,646,000	59,773,000

OTHER ASSETS:
Patents, net of accumulated amortization	1,833,000	1,384,000
Equity investment	2,218,000	2,651,000
Convertible note investment	1,000,000	1,000,000
Security deposits	13,000	13,000

Total other assets	5,064,000	5,048,000

TOTAL ASSETS	$61,710,000	$64,821,000
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Income taxes payable	$2,952,000	$2,952,000
Accounts payable	490,000	459,000
Accrued contingency fees and related costs	147,000	137,000
Accrued payroll	161,000	380,000
Other accrued expenses	261,000	180,000

Total current liabilities	4,011,000	4,108,000

LONG TERM LIABILITIES:
Deferred tax liability	102,000	554,000

TOTAL LIABILITIES	$4,113,000	$4,662,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value, authorized 10,000,000 shares; none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; authorized 50,000,000 shares; 23,883,024 and 23,792,212 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	239,000	238,000
Additional paid-in capital	66,415,000	66,361,000
Accumulated deficit	(9,042,000)	(6,428,000)
Accumulated other comprehensive loss	(15,000)	(12,000)

TOTAL STOCKHOLDERS’ EQUITY	57,597,000	60,159,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$61,710,000	$64,821,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021

REVENUE	$—	$18,692,000

OPERATING EXPENSES:
Costs of revenue	—	5,420,000
Professional fees and related costs	250,000	355,000
General and administrative	517,000	513,000
Amortization of patents	75,000	74,000
Stock-based compensation	55,000	59,000

TOTAL OPERATING EXPENSES	897,000	6,421,000

OPERATING (LOSS) INCOME	(897,000)	12,271,000

OTHER (LOSS) INCOME:
Interest and dividend income, net	80,000	50,000
Net realized and unrealized loss on marketable securities	(514,000)	(46,000)
Total other (loss) income, net	(434,000)	4,000

(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN NET LOSSES OF EQUITY METHOD INVESTEE	(1,331,000)	12,275,000

INCOME TAX PROVISION:
Current	—	890,000
Deferred taxes, net	(452,000)	1,724,000
Total income tax (benefit) expense	(452,000)	2,614,000

(LOSS) INCOME BEFORE SHARE OF NET LOSSES OF EQUITY METHOD INVESTEE	$(879,000)	$9,661,000

SHARE OF NET LOSSES OF EQUITY METHOD INVESTEE	$(433,000)	$(210,000)

NET (LOSS) INCOME	$(1,312,000)	$9,451,000

Net (loss) income per share:
Basic	$(0.05)	$0.39
Diluted	$(0.05)	$0.38

Weighted average common shares outstanding:
Basic	23,909,115	24,107,879
Diluted	23,909,115	24,616,379

Cash dividends declared per share	$0.05	$0.05

NET (LOSS) INCOME	$(1,312,000)	$9,451,000

OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized holding (loss) gain on corporate bonds and notes during the period, net of tax	(3,000)	11,000

COMPREHENSIVE (LOSS) INCOME	$(1,315,000)	$9,462,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022

	Common Stock		Additional		Accumulated Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance – December 31, 2021	23,792,212	$238,000	$66,361,000	$(6,428,000)	$(12,000)	$60,159,000
Dividends and dividend equivalents declared	—	—	—	(1,190,000)	—	(1,190,000)
Stock-based compensation	—	—	55,000	—	—	55,000
Vesting of restricted stock units	136,250	1,000	(1,000)	—	—	—
Value of shares delivered to pay withholding taxes	(45,438)	—	—	(112,000)	—	(112,000)
Net unrealized loss on corporate bonds and notes	—	—	—	—	(3,000)	(3,000)
Net loss	—	—	—	(1,312,000)	—	(1,312,000)
Balance – March 31, 2022	23,883,024	$239,000	$66,415,000	$(9,042,000)	$(15,000)	$57,597,000

THREE MONTHS ENDED MARCH 31, 2021

	Common Stock		Additional		Accumulated Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance – December 31, 2020	24,105,879	$241,000	$66,124,000	$(17,193,000)	$(10,000)	$49,162,000
Dividends and dividend equivalents declared	—	—	—	(1,216,000)	—	(1,216,000)
Stock-based compensation	—	—	59,000	—	—	59,000
Vesting of restricted stock units	11,250	—	—	—	—	—
Net unrealized gain on corporate bonds and notes	—	—	—	—	11,000	11,000
Net income	—	—	—	9,451,000	—	9,451,000
Balance – March 31, 2021	24,117,129	$241,000	$66,183,000	$(8,958,000)	$1,000	$57,467,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,312,000)	$9,451,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:

Amortization of patents	75,000	74,000
Stock-based compensation	55,000	59,000
Loss from equity investment	433,000	210,000
Unrealized loss on marketable securities	510,000	23,000
Deferred tax expense (benefit)	(452,000)	1,724,000

Changes in operating asset and liabilities:
Royalty receivables	—	(18,692,000)
Other current assets	39,000	32,000
Income taxes payable	—	890,000
Security deposit	—	8,000
Accounts payable	31,000	(232,000)
Accrued expenses	(128,000)	5,078,000

NET CASH USED IN OPERATING ACTIVITIES	(749,000)	(1,375,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities	1,100,000	4,499,000
Purchases of marketable securities	(563,000)	(2,293,000)
Development of patents	(524,000)	(8,000)
Convertible note investment	—	(1,000,000)

NET CASH PROVIDED BY INVESTING ACTIVITIES	13,000	1,198,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,190,000)	(1,206,000)
Value of shares delivered to fund withholding taxes	(112,000)	—

NET CASH USED IN FINANCING ACTIVITIES:	(1,302,000)	(1,206,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,038,000)	(1,383,000)

CASH AND CASH EQUIVALENTS, beginning of period	44,497,000	25,505,000

CASH AND CASH EQUIVALENTS, end of period	$42,459,000	$24,122,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH FINANCING ACTIVITY
Accrued dividend rights on restricted stock units	$—	$10,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS

[1] BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of the management of Network-1 Technologies, Inc. (the “Company”), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company’s financial position as of March 31, 2022, and the results of its operations and comprehensive income (loss) for the three month periods ended March 31, 2022 and March 31, 2021, changes in stockholders’ equity for the three month periods ended March 31, 2022 and March 31, 2021, and its cash flows for the three month periods ended March 31, 2022 and March 31, 2021. The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP may have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations to be expected for the full year.

The accompanying unaudited condensed consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries, Mirror Worlds Technologies, LLC. and HFT Solutions, LLC.

On March 17, 2022, the Company formed HFT Solutions, LLC for the purpose of acquiring its HFT patent portfolio (see Note G[2] hereof). All intercompany balances and transactions have been eliminated on consolidation.

[2] BUSINESS

The Company is engaged in the development, licensing and protection of its intellectual property assets. The Company presently owns ninety-six (96) patents including (i) the Cox patent portfolio (the “Cox Patent Portfolio) relating to enabling technology for identifying media content on the Internet and taking further actions to be performed after such identification; (ii) the M2M/IoT patent portfolio (the “M2M/IoT Patent Portfolio”) relating to, among other things, enabling technology for authenticating, provisioning and using embedded sim cards in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers; (iii) the HFT patent portfolio (the “HFT Patent Portfolio”) covering certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems where the difference between success and failure may be measured in nanoseconds; (iv) the Mirror Worlds patent portfolio (the “Mirror Worlds Patent Portfolio”) relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; and (v) the remote power patent (the “Remote Power Patent”) covering delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras.

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS (continued)

The Company had been dependent upon its Remote Power Patent for a significant portion of its revenue. The Company no longer receives licensing revenue for its Remote Power Patent for any period subsequent March 7, 2020 (the expiration date of the patent). Except for the Company’s pending legal proceeding against NETGEAR, Inc. involving its Remote Power Patent, the Company’s future revenue is entirely dependent on its ability to monetize its other patent assets.

The Company’s current strategy includes continuing to pursue licensing opportunities for its patent portfolios. In addition, the Company reviews opportunities to acquire or license additional intellectual property as well as other strategic alternatives. The Company’s patent acquisition and development strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as the Company has achieved with respect to its Remote Power Patent and Mirror Worlds Patent Portfolio. In addition, the Company may also enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]	Use of Estimates and Assumptions

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company’s unaudited condensed consolidated financial statements include legal fees and related costs, income taxes, valuation of patents and equity method investments, including evaluation of the Company’s basis difference. Actual results could be materially different from those estimates, upon which the carrying values were based.

[2]	Cash and Cash Equivalents

The Company maintains cash deposits in high quality financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). Accounts at each institution are insured by the FDIC up to $250,000. At March 31, 2022, the Company maintained a cash balance of $8,325,000 in excess of the FDIC insured limit.

The Company considers all highly liquid short-term investments, including certificates of deposit and money market funds, that are purchased with an original maturity of three months or less to be cash equivalents.

[3]	Marketable Securities

The Company’s marketable securities are comprised of fixed income mutual funds, corporate bonds and notes. The Company’s marketable securities are measured at fair value and are accounted for in accordance with ASU 2016-01. Unrealized holding gains and losses on fixed income mutual funds are recorded in net realized and unrealized gain (loss) from investments on the unaudited condensed consolidated statements of operations and comprehensive income (loss). Unrealized holding gains and losses, net of the related tax effect, on corporate bonds and notes are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the marketable securities.

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

Revenue from the Company’s patent licensing business is generated from negotiated license agreements. The timing and amount of revenue recognized from each licensee depends upon a variety of factors, including the terms of each agreement and the nature of the obligations of the parties. These agreements may include, but not be limited to, elements related to past infringement liabilities, non-refundable upfront license fees, and ongoing royalties on licensed products sold by the licensee. Generally, in the event of a litigation settlement related to the Company’s assertion of patent infringement involving its intellectual property, defendants will either pay (i) a non-refundable lump sum payment for a non-exclusive fully-paid license, or (ii) a non-refundable lump sum payment (license initiation fee) together with an ongoing obligation to pay quarterly or monthly royalties to the Company for the life of the licensed patent.

[5]	Stock-Based Compensation

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

[7]	Costs of Revenue

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

ASC 740-10, Accounting for Uncertainty in Income Taxes, defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company had no uncertain tax positions as of March 31, 2022.

U.S. federal, state and local income tax returns prior to 2018 are not subject to examination by any applicable tax authorities, except that tax authorities could challenge returns (only under certain circumstances) for earlier years to the extent they generated loss carry-forwards that are available for those future years.

The personal holding company (“PHC”) rules under the Internal Revenue Code impose a 20% tax on a PHC’s undistributed personal holding company income (“UPHCI”), which means, in general, taxable income subject to certain adjustments and reduced by certain distributions to shareholders. For a corporation to be classified as a PHC, it must satisfy two tests: (i) that more than 50% in value of its outstanding shares must be owned directly or indirectly by five or fewer individuals at anytime during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the “Ownership Test”) and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the “Income Test”). During the second half of 2021, based on available information concerning the Company’s shareholder ownership, the Company did not satisfy the Ownership Test and thus the Company was not a PHC for 2021. However, the Company may be determined to be a PHC in 2022 or in future years. If the Company were to become a PHC in 2022 or any future year, it would be subject to the 20% tax on its UPHCI. In such event, the Company may issue a special cash dividend to its shareholders in an amount equal to the UPHCI rather than incur the 20% tax.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

[9]	New Accounting Standards

There are no new accounting standards that had a material impact on the Company's unaudited condensed consolidated financial statements.

NOTE C – PATENTS

The Company’s intangible assets at March 31, 2022 include patents with estimated remaining economic useful lives ranging from 1 to 17.25 years (see Note G[2] hereof). For all periods presented, all of the Company’s patents were subject to amortization. The gross carrying amounts and accumulated amortization related to acquired intangible assets as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Gross carrying amount – patents	$8,473,000	$7,949,000
Accumulated amortization – patents	(6,640,000)	(6,565,000)
Patents, net	$1,833,000	$1,384,000

Amortization expense for the three months ended March 31, 2022 and 2021 was $75,000 and $74,000, respectively. Future amortization of intangible assets, net is as follows:

Twelve Months Ended March 31,
2023	$330,000
2024	215,000
2025	120,000
2026	120,000
2027 and thereafter	1,048,000
Total	$1,833,000

All of the patents within the Cox Patent Portfolio expired in September 2021 except for two patents which expire in July 2023 and November 2023. The expiration dates of patents within the Company’s M2M/IoT Patent Portfolio range from September 2033 to May 2034. The expiration dates within the Company’s HFT Patent Portfolio range from October 31, 2039 to November 1, 2039. All of the patents within the Company’s Mirror Worlds Patent Portfolio expired. The Company’s Remote Power Patent expired on March 7, 2020.

NOTE D – STOCK-BASED COMPENSATION

Restricted Stock Units

The 2013 Stock Incentive Plan (“2013 Plan”) provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock, (d) stock appreciation rights, and (e) other stock-based awards including restricted stock units. Awards under the 2013 Plan may be granted singly, in combination, or in tandem. Subject to standard anti-dilution adjustments as provided, the 2013 Plan provides for an aggregate of 2,600,000 shares of the Company’s common stock to be available for distribution. The Company’s Compensation Committee generally has the authority to administer the 2013 Plan, determine participants who will be granted awards, the size and types of awards, the terms and conditions of awards and the form and content of the award agreements representing awards. Awards under the 2013 Plan may be granted to employees, directors and consultants of the Company and its subsidiaries. As of March 31, 2022, there were 1,212,938 shares of common stock available for issuance under the 2013 Plan.

A summary of restricted stock unit activity for the three months ended March 31, 2022 is as follows (each restricted stock unit issued by the Company represents the right to receive one share of the Company’s common stock):

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance of restricted stock units outstanding at December 31, 2021	12,500	$3.36
Grants of restricted stock units	670,000	1.94
Vested restricted stock units	(11,250)	(2.55)
Balance of restricted stock units outstanding at March 31, 2022	671,250	$1.94

On January 18, 2022, the Company approved the grant of an aggregate of 25,000 restricted stock units to Jon Greene (15,000 restricted stock units), the Company’s Executive Vice President, and Jonathan Maslow (10,000 restricted stock units), a consultant to the Company.  The restricted stock units vest 50% on the one year anniversary of the date of grant (January 18, 2023) and 50% on the two year anniversary of the date of grant (January 18, 2024).

On February 23, 2022, the Company’s Board of Directors approved the grant of 15,000 restricted stock units to each of the Company’s three non-management directors. The restricted stock units vest over a one year period in equal quarterly installments of 3,750 shares of common stock on each of March 15, 2022, June 15, 2022, September 15, 2022 and December 15, 2022.

On March 11, 2022, 125,000 shares of the Company’s common stock subject to restricted stock units owned by the Company’s Chairman and Chief Executive Officer were settled (such restricted stock units vested in July 2021). With respect to the restricted stock unit settlement, the Chairman and Chief Executive Officer delivered 45,438 shares to satisfy withholding taxes and received 79,562 net shares of common stock.

NOTE D – STOCK-BASED COMPENSATION (continued)

On March 22, 2022, in connection with the Company entering into a new four year employment agreement with its Chairman and Chief Executive Officer, the Company granted to its Chairman and Chief Executive Officer 600,000 restricted stock units which vest in four tranches subject to certain conditions (see Note H[1]). The Company valued the grant of these 600,000 restricted stock units using a Monte Carlo simulation due to certain market-based conditions included in the vesting terms (see Note B[5] hereof). The key inputs into the Monte Carlo simulation used to value the restricted stock units was a risk-free rate of 2.39%, expected term of 4 four years, expected volatility of 40% and a stock price of $2.47.

Restricted stock unit compensation expense was $55,000 and $59,000 for the three months ended March 31, 2022 and 2021, respectively.

The Company has an aggregate of $1,266,000 of unrecognized restricted stock unit compensation as of March 31, 2022 to be expensed over a weighted average period of 2.71 years.

All of the Company’s outstanding (unvested) restricted stock units have dividend equivalent rights. As of March 31, 2022 and December 31, 2021, there was $72,000 accrued for dividend equivalent rights which were included in other accrued expenses.

NOTE E – EARNINGS (LOSS) PER SHARE

Basic income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options and restricted stock units. Potentially dilutive shares of 1,171,250 and 696,250 at March 31, 2022 and 2021, respectively, consisted of options and restricted stock units.

Computations of basic and diluted weighted average common shares outstanding were as follows:

	Three Months Ended March 31,
	2022	2021
Weighted-average common shares outstanding – basic	23,909,115	24,107,879
Dilutive effect of options and restricted stock units	—	508,505
Weighted-average common shares outstanding – diluted	23,909,115	24,616,379
Options and restricted stock units excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive	1,171,250	—

NOTE F – MARKETABLE SECURITIES

Marketable securities as of March 31, 2022 and December 31, 2021 were composed of:

	March 31, 2022
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed income mutual funds	$14,389,000	$—	$(490,000)	$13,899,000
Corporate bonds and notes	192,000	—	(15,000)	177,000
Total marketable securities	$14,581,000	$—	$(505,000)	$14,076,000

	December 31, 2021
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed income mutual funds	$14,462,000	$—	$(137,000)	$14,325,000
Corporate bonds and notes	813,000	—	(12,000)	801,000
Total marketable securities	$15,275,000	$—	$(149,000)	$15,126,000

NOTE G – COMMITMENTS AND CONTINGENCIES

[1] Legal Fees

Russ, August & Kabat provides legal services to the Company with respect to its patent litigation filed in May 2017 against Facebook, Inc. in the U.S. District Court for the Southern District of New York relating to several patents within the Company’s Mirror Worlds Patent Portfolio (see Note I[3] hereof). The terms of the Company’s agreement with Russ, August & Kabat provide for cash payments on a monthly basis subject to a cap plus a contingency fee ranging between 15% and 24% of the net recovery (after deduction of expenses) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved. The Company is responsible for all expenses incurred with respect to this litigation.

Russ, August & Kabat also provides legal services to the Company with respect to its pending patent litigations filed in April 2014 and December 2014 against Google Inc. and YouTube, LLC in the U.S. District Court for the Southern District of New York relating to certain patents within the Company’s Cox Patent Portfolio (see Note I[2] hereof). The terms of the Company’s agreement with Russ, August & Kabat provide for legal fees on a full contingency basis ranging from 15% to 30% of the net recovery (after deduction of expenses) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved. The Company is responsible for all of the expenses incurred with respect to this litigation.

[2] Patent Acquisitions

On March 25, 2022, the Company completed the acquisition of a new patent portfolio (HFT Patent Portfolio) consisting of six U.S. patents and two pending U.S. patents covering certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in

NOTE G – COMMITMENTS AND CONTINGENCIES (continued)

trading systems where the difference between success and failure may be measured in nanoseconds. The Company paid the seller $500,000 at the closing and has an obligation to pay the seller an additional $500,000 in cash and $375,000 of the Company's common stock (up to a maximum of 375,000 shares) upon achieving certain milestones with respect to the patent portfolio. The Company also has an additional obligation to pay the seller 15% of the first $50 million of net proceeds (after deduction of expenses) generated by the patent portfolio and 17.5% of net proceeds greater than $50 million. On May 10, 2022, the Company received an additional patent issuance from the U.S. Patent and Trademark Office related to the HFT Patent Portfolio.

In connection with the Company’s acquisition of its Cox Patent Portfolio, the Company is obligated to pay Dr. Cox 12.5% of the net proceeds (after deduction of expenses) generated by the Company from licensing, sale or enforcement of the patent portfolio.

As part of the acquisition of the Mirror Worlds Patent Portfolio, the Company also entered into an agreement with Recognition Interface, LLC (“Recognition”) pursuant to which Recognition received from the Company an interest in the net proceeds realized from the monetization of the Mirror Worlds Patent Portfolio, as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; and (iii) 20% of any portion of the net proceeds in excess of $250 million.  Since entering into the agreement with Recognition in May 2013, the Company has paid Recognition an aggregate of $3,127,000 with respect to such net proceeds interest related to the Mirror Worlds Patent Portfolio.  No such payments were made by the Company to Recognition during the three months ended March 31, 2022 and 2021.

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

NOTE H - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

[1] On March 22, 2022, the Company entered into a new employment agreement (“Agreement”) with its Chairman and Chief Executive Officer, pursuant to which he continues to serve as the Company’s Chairman and Chief Executive Officer for a four year term (“Term”), at an annual base salary of $535,000 which shall be increased by 3% per annum during the term of the Agreement. The Agreement established an annual target bonus of $175,000 for the Chairman and Chief Executive Officer based upon performance.

In addition, pursuant to the Agreement, the Company granted the Chairman and Chief Executive Officer, under its 2013 Plan, 600,000 restricted stock units (the “RSUs”, each RSU awarded by the Company to its officers, directors and consultants represents a contingent right to receive one share of the Company’s common stock) which terms provided for vesting in four tranches, as follows: (1) 175,000 RSUs which shall vest 100,000 RSUs on March 22, 2023 and 75,000 RSUs on March 22, 2024, subject to the Chairman and Chief Executive Officer’s continued employment by the Company through each such vesting date (the “Employment Condition”) (“Tranche 1”); (2) 150,000 RSUs shall vest if at any time during the term of the Agreement that the Company’s common stock (the “Common Stock”) achieves a closing price for twenty (20) consecutive trading days (“Closing Price”) of a minimum of $3.50 per share (subject to adjustment for stock splits)

NOTE H - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS (continued)

and the Employment Condition is satisfied through the date such minimum per share Closing Price is achieved (“Tranche 2”); (3) 150,000 RSUs shall vest if at any time during the term of the Agreement that the Common Stock achieves a Closing Price of a minimum of $4.00 per share (subject to adjustment for stock splits) and the Employment Condition is satisfied through the date such minimum per share Closing Price is achieved (“Tranche 3”); and (4) 125,000 RSUs shall vest if at any time during the term of the Agreement, that the Common Stock achieves a Closing Price of a minimum of $4.50 per share (subject to adjustment for stock splits) and the Employment Condition is satisfied through the date such minimum per share Closing Price is achieved (“Tranche 4”). In the event of a Change of Control (as defined), Termination Other Than for Cause (as defined) or a termination by the Chairman and Chief Executive Officer for Good Reason (as defined), in each case prior to the last day of the term of the Agreement, the vesting of all unvested RSUs shall accelerate (and not be subject to any conditions) and all RSUs shall become immediately fully vested. All RSUs granted by the Company to its officers, directors or consultants have dividend equivalent rights.

Under the terms of the Agreement, so long as the Chairman and Chief Executive Officer continues to serve as an executive officer of the Company, whether pursuant to the Agreement or otherwise, the Chairman and Chief Executive Officer shall also receive incentive compensation in an amount equal to 5% of the Company’s gross royalties or other payments from Licensing Activities (as defined) (without deduction of legal fees or any other expenses) with respect to its Remote Power Patent and a 10% net interest (gross royalties and other payments after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company’s royalties and other payments relating to Licensing Activities with respect to patents other than the Remote Power Patent (including all of the Company’s patent portfolios and its investment in ILiAD Biotechnologies) (collectively, the “Incentive Compensation”). During the three months ended March 31, 2022 and 2021, the Chairman and Chief Executive Officer earned Incentive Compensation of $0 and $935,000, respectively.

The Incentive Compensation shall continue to be paid to the Chairman and Chief Executive Officer for the life of each of the Company’s patents with respect to licenses entered into with third parties during the term of his employment or at any time thereafter, whether he is employed by us or not; provided, that, the employment of the Chairman and Chief Executive Officer has not been terminated by the Company “For Cause” (as defined) or terminated by him without “Good Reason” (as defined). In the event of a merger or sale of substantially all of the Company’s assets, the Company has the option to extinguish the right of the Chairman and Chief Executive Officer to receive future Incentive Compensation by payment to him of a lump sum payment, in an amount equal to the fair market value of such future interest as determined by an independent third party expert if the parties do not reach agreement as to such value. In the event that the Chairman and Chief Executive Officer’s employment is terminated by the Company “Other Than For Cause” (as defined) or by him for “Good Reason” (as defined), the Chairman and Chief Executive Officer shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) a pro-rated portion of the $175,000 target bonus provided bonus criteria have been satisfied on a pro-rated basis through the calendar quarter in which the termination occurs and (iii) accelerated vesting of all unvested options, RSUs or other awards.

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

NOTE I – LEGAL PROCEEDINGS AND DISPUTES

[1] On March 30, 2021, the Company entered into an amendment (the “Amendment”) to the Settlement and License Agreement, dated May 25, 2011, between the Company and Cisco (the “Agreement”). Pursuant to the Amendment, Cisco paid $18,692,000 to the Company to resolve a dispute relating to Cisco’s contractual obligation to pay royalties under the Agreement to the Company for the period beginning in the fourth quarter of 2017 through March 7, 2020 (when the Remote Power Patent expired) with respect to licensing the Remote Power Patent.

[2] On April 4, 2014 and December 3, 2014, the Company initiated litigation against Google Inc. (“Google”) and YouTube, LLC (“YouTube”) in the U.S. District Court for the Southern District of New York for infringement of several of its patents within its Cox Patent Portfolio acquired from Dr. Cox which relate to the identification of media content on the Internet. The lawsuit alleges that Google and YouTube have infringed and continue to infringe certain of the Company’s patents by making, using, selling and offering to sell unlicensed systems and related products and services, which include YouTube’s Content ID system. The litigations against Google and YouTube were subject to court ordered stays which were in effect from July 2, 2015 until January 2, 2019 as a result of proceedings at the Patent Trial and Appeal Board (PTAB) and the appeals of PTAB Final Written Decisions to the U.S. Court of Appeals for the Federal Circuit. Pursuant to a Joint Stipulation and Order Regarding Lifting of Stays, entered on January 2, 2019, the parties agreed, among other things, that the stays with respect to the litigations were lifted. In January 2019, the two litigations against Google and YouTube were consolidated. Discovery has been substantially completed and a trial date has not yet been set.

[3] On May 9, 2017, Mirror Worlds Technologies, LLC, the Company’s wholly-owned subsidiary, initiated litigation against Facebook, Inc. (“Facebook”) in the U.S. District Court for the Southern District of New York, for infringement of U.S. Patent No. 6,006,227, U.S. Patent No. 7,865,538 and U.S. Patent No. 8,255,439 (among the patents within the Company’s Mirror Worlds Patent Portfolio). The lawsuit alleged that the asserted patents are infringed by Facebook’s core technologies that enable Facebook’s Newsfeed and Timeline features. The lawsuit further alleged that Facebook’s unauthorized use of the stream-based solutions of the Company’s asserted patents has helped Facebook become the most popular social networking site in the world. On August 11, 2018, the Court issued an order granting Facebook’s motion for summary judgment of non-infringement and dismissed the case. On August 17, 2018, the Company filed a Notice of Appeal

NOTE I – LEGAL PROCEEDINGS AND DISPUTES (continued)

to appeal the summary judgment decision to the U.S. Court of Appeals for the Federal Circuit. On January 23, 2020, the U.S. Court of Appeals for the Federal Circuit reversed the summary judgment finding of the District Court and remanded the litigation to the Southern District of New York for further proceedings.

On March 7, 2022, the District Court entered a ruling granting in part and denying in part a motion for summary judgment by Facebook. In its ruling the Court (i) denied Facebook’s motion that the asserted patents were invalid by concluding that all asserted claims were patent eligible under §101 of the Patent Act and (ii) granted summary judgment of non-infringement in favor of Facebook and dismissed the case. The Company strongly disagrees with the decision of the District Court on non-infringement and on April 4, 2022, the Company filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. On April 18, 2022, Facebook filed a notice of cross-appeal with respect to the Court’s ruling on validity.

[4] On December 15, 2020, the Company filed a lawsuit against NETGEAR, Inc. (“Netgear”) in the Supreme Court of the State of New York, County of New York, for breach of a Settlement and License Agreement, dated May 22, 2009, with the Company (the “Agreement”) for failure to make royalty payments, and provide corresponding royalty reports, to the Company based on sales of Netgear’s PoE products. On October 22, 2021, Netgear filed a Demand for Arbitration at the American Arbitration Association (AAA) seeking to arbitrate certain issues raised in the litigation. The Company has objected to jurisdiction at the AAA and the dispute is pending. On April 1, 2022, the Court denied Netgear’s motion to compel arbitration. On April 22, 2022, Netgear filed a counterclaim in the Court action alleging that the Company breached the Agreement by not offering Netgear lower royalties.

NOTE J – INVESTMENT

During the period December 2018 – March 2021, the Company made an aggregate investment of $6,000,000 in ILiAD Biotechnologies, LLC (“ILiAD”), a privately held clinical stage biotechnology company dedicated to the prevention and treatment of human disease caused by Bordetella pertussis. ILiAD is developing key technologies that focus on validating its proprietary intranasal vaccine, BPZE1, for the prevention of pertussis (whooping cough). The aggregate investment of $6,000,000 by the Company includes a $5,000,000 equity investment and a $1,000,000 investment in a convertible note (see below). At March 31, 2022, the Company owned approximately 9.5% of the outstanding units of ILiAD on a non-fully diluted basis and 7.2% of the outstanding units on a fully diluted basis (after giving effect to the exercise of all outstanding options, warrants and convertible notes). In connection with its investment, the Company’s Chairman and Chief Executive Officer obtained a seat on ILiAD’s Board of Managers and receives the same compensation for service on the Board of Managers as other non-management Board members.

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

NOTE J – INVESTMENT (continued)

For the three months ended March 31, 2022 and 2021, the Company recorded a net loss from its equity investment in ILiAD of $433,000 and $210,000, respectively.

The difference between the Company’s share of equity in ILiAD’s net assets and the equity investment carrying value reported on the Company’s unaudited condensed consolidated balance sheet at March 31, 2022 is due to an excess amount paid over the book value of the investment totaling approximately $5,000,000 which is accounted for as equity method goodwill.

NOTE K – STOCK REPURCHASES

On June 8, 2021, the Board of Directors authorized an extension and increase of the Company’s share repurchase program (the “Share Repurchase Program”) to repurchase up to $5,000,000 of common stock over the subsequent 24 month period. The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion. The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors. The Share Repurchase Program may be increased, suspended or discontinued at any time. Since inception of the Share Repurchase Program through March 31, 2022, the Company has repurchased an aggregate of 8,984,134 shares of its common stock at an aggregate cost of $17,225,276 (exclusive of commissions) or an average per share price of $1.92. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2022. At March 31, 2022, the dollar value of remaining shares that may be repurchased under the Share Repurchase Program was $3,930,729.

NOTE L – CONCENTRATIONS

The Company had no revenue for the three months ended March 31, 2022. Revenue from one licensee constituted 100% of the Company’s revenue of the three months ended March 31, 2021. At March 31, 2022 and December 31, 2021, the Company had no royalty receivables.

NOTE M – DIVIDEND POLICY

The Company’s dividend policy consists of semi-annual cash dividends of $0.05 per share ($0.10 per share annually) which are anticipated to be paid in March and September of each year. The Company paid dividends consistent with its policy in 2021 and the first quarter of 2022. The Company’s dividend policy undergoes a periodic review by the Board of Directors and is subject to change at any time depending upon the Company’s earnings, financial requirements and other factors existing at the time.

NOTE N – SUBSEQUENT EVENTS

On May 1, 2022, the Company signed a new three-year lease for its principal office space in New Canaan, Connecticut, pursuant to which the Company pays a base rent and additional expenses of an aggregate of $6,000 per month.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

Our principal business is the development, licensing and protection of our intellectual property assets. We presently own ninety-six (96) patents including: (i) our Cox Patent Portfolio relating to enabling technology for identifying media content on the Internet and taking further action to be performed after such identification; (ii) our M2M/IoT Patent Portfolio relating to, among other things, enabling technology for authenticating, provisioning and using embedded sim cards in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers; (iii) our HFT Patent Portfolio covering certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems where the difference between success and failure may be measured in nanoseconds; (iv) our Mirror Worlds Patent Portfolio relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; and (v) our Remote Power Patent covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras.  In addition, we continually review opportunities to acquire or license additional intellectual property as well as other strategic alternatives.

At March 31, 2022, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $56,535,000 and working capital of $52,635,000. Based on our cash position, we continually review opportunities to acquire additional intellectual property as well as evaluate other strategic opportunities.

During the period December 2018 through March 2021, we made an aggregate investment of $6,000,000 in ILiAD, a clinical stage biotechnology company with an exclusive license to sixty (60) patents (see Note J to our unaudited condensed consolidated financial statements included herein). Our investment in ILiAD involves significant risk.

We have been dependent upon our Remote Power Patent for a significant portion of our revenue. Our Remote Power Patent generated licensing revenue in excess of $187,000,000 from May 2007 through March 31, 2022. We no longer receive licensing revenue for our Remote Power Patent for any period subsequent March 7, 2020 (the expiration date of the patent). Except for our pending legal proceeding against NETGEAR, Inc. involving our Remote Power Patent, our future revenue is entirely dependent on our ability to monetize our other patent assets.

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

On March 25, 2022, we completed the acquisition of a new patent portfolio (the HFT Patent Portfolio) consisting of six U.S. patents and two pending U.S. patents (see Note G[2] to our consolidated financial statements included in this Quarterly Report).  On May 10, 2022, we received an additional patent issuance from the U.S. Patent and Trademark Office related to the HFT Patent Portfolio.

All of our revenue for the three months ended March 31, 2021 resulted from the resolution of our contractual dispute with Cisco in which we received $18,692,000 (see Note I[1] to our unaudited condensed consolidated financial statements included herein). While we have pending litigation involving certain patents within our Cox Patent Portfolio against Google and YouTube and have appealed the judgment of the District Court dismissing our litigation against Facebook on the grounds of non-infringement involving certain patents within our Mirror Worlds Portfolio, we may not achieve successful outcomes of the litigation or the appeal. Accordingly, our future revenue is uncertain.

The significant components of expenses impacting our net income include contingent legal fees and expenses related to our patent litigation (see Note B[7] to our unaudited condensed consolidated financial statements included herein) and incentive compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note H[1] to our unaudited condensed consolidated financial statements included herein), both such components of expenses are based on a percentage of the licensing revenue received by us as a result of litigation or otherwise.

Our quarterly and annual operating and financial results may fluctuate significantly from period to period as a result of a variety of factors that are outside our control, including the timing and our ability to achieve successful outcomes of patent litigation, our ability and timing of consummating future license agreements for our intellectual property, and whether we will achieve a return on our investment in ILiAD Biotechnologies, LLC (“ILiAD”) and the timing of any such returns.

Our future operating results may also be materially impacted by our ability to acquire high quality patents which management believes have the potential to generate significant licensing opportunities. In the future, we may not be able to identify or consummate such patent acquisitions or achieve significant licensing revenue with respect to such patent acquisitions.

In 2022 and future years we could be classified as a Personal Holding Company. If this is the case, we would be subject to a 20% tax on the amount of any PHC Income (as defined) for such year that we do not distribute to our shareholders (see Note B[8] to our unaudited condensed consolidated financial statements included in this Quarterly Report).

As to the impact of the global COVID-19 pandemic on us, COVID-19 has and continues to cause some delays in the courts including the scheduling of trial dates, which could adversely affect the timing of our consummation of future license agreements.

On June 9, 2021, our Board of Directors approved the continuation of our dividend policy consisting of semi-annual cash dividends of $0.05 per share ($0.10 per share annually) which are anticipated to be paid in March and September of each year. In 2021 and the first quarter of 2022, we paid semi-annual cash dividends in accordance with our dividend policy. Our dividend policy undergoes a periodic review by our Board of Directors and is subject to change at any time depending upon our financial requirements, earnings and other factors existing at the time (see Note M to our unaudited condensed consolidated financial statements included herein).

RESULTS OF OPERATIONS

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Revenue. We had no revenue for the three months ended March 31, 2022 as compared to revenue of $18,692,000 for the three months ended March 31, 2021. Our revenue of $18,692,000 for the three months ended March 31, 2021 was from our resolution of a contractual dispute with Cisco concerning licensing of our Remote Power Patent (see Note I[1] to our unaudited condensed consolidated financial statements included herein).

Operating Expenses. Operating expenses for the three months ended March 31, 2022 were $897,000 as compared to $6,421,000 for the three months ended March 31, 2021. The decrease in operating expenses for the three months ended March 31, 2022 was primarily due to a decrease in costs of revenue of $5,420,000 as a result of revenue of $18,692,000 for the three months ended March 31, 2021 from resolution of our contractual dispute with Cisco. Included in the costs of revenue for the three months ended March 31, 2021 were contingent legal fees of $4,485,000 and $935,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note H[1] to our unaudited condensed consolidated financial statements included herein).

Professional fees and related costs were $250,000 for the three months ended March 31, 2022 as compared to $355,000 for the three months ended March 31, 2021 as a result of decreased expenses related to patent litigation.

Operating Income (Loss). We had an operating loss of $897,000 for the three months ended March 31, 2022 compared with operating income of $12,271,000 for the three months ended March 31, 2021. The decreased operating income of $13,168,000 for the three months ended March 31, 2022 was primarily due to revenue of $18,692,000 from the resolution of our contractual dispute with Cisco.

Income Taxes. For the three months ended March 31, 2022, we had a current tax expense for federal, state and local income taxes of $0 and a deferred tax benefit of $452,000. For the three months ended March 31, 2021, we had a current tax expense for federal, state and local income taxes of $890,000 and a deferred tax expense of $1,724,000.

Share of Net Losses of Equity Method Investee. We incurred a net loss of $433,000 during the three month period ended March 31, 2022 related to our equity share in ILiAD Biotechnologies, a clinical stage biotechnology company, as compared to a net loss of $210,000 for the three months ended March 31, 2021 (see Note J to our unaudited condensed consolidated financial statements included herein).

Net Income (Loss). As a result of the foregoing, we realized a net loss of $1,312,000 or $(0.05) per share basic and $(0.05) diluted for the three months ended March 31, 2022 compared with net income of $9,451,000 or $0.39 per share basic and $0.38 diluted for the three months ended March 31, 2021.  The net loss of $1,312,000 for the three months ended March 31, 2022 was due to no revenue for such period as compared to $18,692,000 of revenue for the three months ended March 31, 2021 from the resolution of our contractual dispute with Cisco (see Note I[1] to our unaudited condensed consolidated financial statements included herein).

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from revenue from licensing our patents. At March 31, 2022, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $56,535,000 and working capital of $52,635,000. Based on our current cash position, we believe that we will have sufficient cash to fund our operations for the next twelve months and the foreseeable future.

Working capital decreased by $3,030,000 at March 31, 2022 to $52,635,000 as compared to working capital of $55,665,000 at December 31, 2021.  The decrease in working capital of $3,030,000 for the three months ended March 31, 2022 was primarily due to our net loss of $1,312,000 during the period.

Net cash used in operating activities for the three months ended March 31, 2022 decreased by $626,000 from $1,375,000 for the three months ended March 31, 2021 to $749,000 for the three months ended March 31, 2022 primarily due to revenue of $18,692,000 from resolution of our contractual dispute with Cisco during the three months ended March 31, 2021.

Net cash (used in) provided by investing activities during the three months ended March 31, 2022 was $13,000 as compared to $1,198,000 for the three months ended March 31, 2021 primarily as a result of the differential of purchases and sales of marketable securities and partially offset by our $1,000,000 convertible note investment in ILiAD Biotechnologies (see Note J to our unaudited condensed consolidated financial statements included herein).

Net cash used in financing activities for the three months ended March 31, 2022 and 2021 was $1,302,000 and $1,206,000, respectively. The change of $96,000 primarily resulted from an increase of $112,000 in the value of shares delivered to fund withholding taxes for the three months ended March 31, 2022.

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

We believe our most critical accounting policies to be the following:

Equity Method Investments

Equity method investments are equity securities in entities that we do not control but over which we have the ability to exercise significant influence. These investments are accounted for under the equity method of accounting in accordance with ASC 323, Investments — Equity Method and Joint Ventures (see Note J hereof). Equity method investments are measured at cost minus impairment, if any, plus or minus the Company’s share of an investee’s income or loss. Our proportionate share of the income or loss from equity method investments is recognized on a one-quarter lag. When our carrying value in an equity method investment is reduced to zero, no further losses are recorded in our financial statements unless we guaranteed obligations of the investee company or have committed additional funding. When the investee company subsequently reports income, we will not record our share of such income until it equals the amount of our share of losses not previously recognized. Upon sale of equity method investments, the difference between sales proceeds and the carrying amount of the equity investment is recognized in profit or loss.

Income Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740, Income Taxes (ASC 740), which requires us to use the assets and liability method of accounting for income taxes. Under the assets and liability method, deferred income taxes are recognized for the tax consequences of temporary (timing) differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forwards. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

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

(b) Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our legal proceedings see Note I to our unaudited condensed consolidated financial statements included in this Quarterly Report and Item 1. Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2021 (filed with the SEC on March 30, 2022).

During the three months ended March 31, 2022, the following material events occurred with respect to certain of our legal proceedings:

Mirror Worlds Patent Portfolio

With respect to our litigation against Facebook in the U.S. District Court for the Southern District of New York, on March 7, 2022, the District Court entered a ruling granting in part and denying in part a motion for summary judgment by Facebook. In its ruling the Court (i) denied Facebook’s motion that the asserted patents were invalid by concluding that all asserted claims were patent eligible under §101 of the Patent Act and (ii) granted summary judgment of non-infringement in favor of Facebook and dismissed the case. We strongly disagree with the decision on non-infringement and on April 4, 2022, we filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. On April 18, 2022, Facebook filed a cross-appeal with respect to the Court’s ruling on validity.

Netgear Litigation

With respect to our litigation against NETGEAR, Inc. (“Netgear”) in the Supreme Court of the State of New York, County of New York, for breach of a Settlement and License Agreement, dated May 22, 2009, with us (the “Agreement”) for failure to make royalty payments to us based on Netgear’s sales of PoE products, on April 1, 2022, the Court denied Netgear’s motion to compel arbitration. On April 22, 2022, Netgear filed a counterclaim against us alleging that we breached the Agreement by not offering Netgear lower royalty rates.

ITEM 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and trading price of our common stock. Investors should carefully consider the risks described in this Quarterly Report on Form 10-Q for the three months ended March 31, 2022, and our Annual Report on Form 10-K for the year ended December 31, 2021 (pages 11-20), filed with the SEC on March 30, 2022.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Issuances of Unregistered Securities

There were no such issuances during the three months ended March 31, 2022.

Stock Repurchases

On June 8, 2021, our Board of Directors authorized an extension and increase of the Share Repurchase Program to repurchase up to $5,000,000 of shares of our common stock over the subsequent 24 month period. The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in our discretion. The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors. The Share Repurchase Program may be increased, suspended or discontinued at any time. Since inception of the Share Repurchase Program in August 2011 through March 31, 2022, we have repurchased an aggregate of 8,984,134 shares of our common stock at an aggregate cost of $17,225,276 (exclusive of commissions) or an average per share price of $1.92. During the three months ended March 31, 2022, we did not repurchase any of our shares of common stock. At March 31, 2022, the remaining dollar value of shares that may be repurchased under the Share Repurchase Program was $3,930,729.

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

NETWORK-1 TECHNOLOGIES, INC.

Date: May 16, 2022	By:	/s/ Corey M. Horowitz
Corey M. Horowitz Chairman and Chief Executive Officer

Date: May 16, 2022	By:	/s/ David C. Kahn
David C. Kahn Chief Financial Officer