Form 10-Q
period 2022-06-30
NETWORK-1 TECHNOLOGIES, INC.
filed 2022-08-15
CIK 1065078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to__________

Commission File Number  1-15288

NETWORK-1 TECHNOLOGIES, INC.

 (Exact Name of Registrant as Specified in Its Charter)

Delaware	11-3027591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

65 Locust Avenue, Third Floor New Canaan, Connecticut	06840
(Address of principal executive offices)	(Zip Code)

203-920-1055

(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NTIP	NYSE American

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

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding as of August 8, 2022 was 23,768,506.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,532,000	$44,497,000
Marketable securities, at fair value	26,593,000	15,126,000
Other current assets	239,000	150,000

TOTAL CURRENT ASSETS	52,364,000	59,773,000

OTHER ASSETS:
Patents, net of accumulated amortization	1,757,000	1,384,000
Equity investment	1,863,000	2,651,000
Convertible note investment	1,000,000	1,000,000
Operating leases right of - use asset	194,000	—
Security deposits	13,000	13,000
Total other assets	4,827,000	5,048,000
TOTAL ASSETS	$57,191,000	$64,821,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Income taxes payable	$119,000	$2,952,000
Accounts payable	527,000	459,000
Accrued contingency fees and related costs	147,000	137,000
Accrued payroll	56,000	380,000
Other accrued expenses	158,000	180,000
Operating lease obligation, current	66,000	—
Total current liabilities	1,073,000	4,108,000

LONG TERM LIABILITIES:
Deferred tax liability	—	554,000
Operating lease obligation, noncurrent	128,000	—

TOTAL LIABILITIES	$1,201,000	$4,662,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value, authorized 10,000,000 shares; none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; authorized 50,000,000 shares; 23,791,194 and 23,792,212 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	238,000	238,000
Additional paid-in capital	66,593,000	66,361,000
Accumulated deficit	(10,825,000)	(6,428,000)
Accumulated other comprehensive loss	(16,000)	(12,000)

TOTAL STOCKHOLDERS’ EQUITY	55,990,000	60,159,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,191,000	$64,821,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

REVENUE	$—	$—	$—	$18,692,000

OPERATING EXPENSES:
Costs of revenue	—	—	—	5,420,000
Professional fees and related costs	157,000	308,000	407,000	663,000
General and administrative	423,000	461,000	940,000	974,000
Amortization of patents	76,000	73,000	151,000	147,000
Stock-based compensation	178,000	59,000	233,000	118,000

TOTAL OPERATING EXPENSES	834,000	901,000	1,731,000	7,322,000

OPERATING (LOSS) INCOME	(834,000)	(901,000)	(1,731,000)	11,370,000

OTHER (LOSS) INCOME:
Interest and dividend income, net	131,000	68,000	211,000	118,000
Net realized and unrealized (loss) gain on marketable securities	(576,000)	49,000	(1,090,000)	8,000
Total other (loss) income, net	(445,000)	117,000	(879,000)	126,000

(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN NET LOSSES OF EQUITY METHOD INVESTEE	(1,279,000)	(784,000)	(2,610,000)	11,496,000

INCOME TAXES PROVISION (BENEFIT):
Current	—	(180,000)	—	710,000
Deferred taxes, net	(102,000)	(52,000)	(554,000)	1,672,000
Total income tax expense (benefit)	(102,000)	(232,000)	(554,000)	2,382,000

(LOSS) INCOME BEFORE SHARE OF NET LOSSES OF EQUITY METHOD INVESTEE:	$(1,177,000)	$(552,000)	$(2,056,000)	$9,114,000

SHARE OF NET LOSSES OF EQUITY METHOD INVESTEE	$(355,000)	$(231,000)	$(788,000)	$(446,000)

NET (LOSS) INCOME	$(1,532,000)	$(783,000)	$(2,844,000)	$8,668,000

Net (loss) income per share:
Basic	$(0.06)	$(0.03)	$(0.12)	$0.36
Diluted	$(0.06)	$(0.03)	$(0.12)	$0.35

Weighted average common shares outstanding:
Basic	23,854,438	23,839,455	23,864,053	24,106,169
Diluted	23,854,438	23,839,455	23,864,053	24,878,257

Cash dividends declared per share	—	—	$0.05	$0.05

NET (LOSS) INCOME	$(1,532,000)	$(783,000)	$(2,844,000)	$8,668,000

OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized holding (loss) gain on corporate bonds and notes during the period, net of tax	(1,000)	(3,000)	(4,000)	8,000

COMPREHENSIVE (LOSS) INCOME	$(1,533,000)	$(786,000)	$(2,848,000)	$8,676,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-in	Accumulated	Income	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)	Equity
Balance – December 31, 2021	23,792,212	$238,000	$66,361,000	$(6,428,000)	$(12,000)	$60,159,000
Dividends and dividend equivalents declared	—	—	—	(1,190,000)	—	(1,190,000)
Stock-based compensation	—	—	55,000	—	—	55,000
Vesting of restricted stock units	136,250	1,000	(1,000)	—	—	—
Value of shares delivered to pay withholding taxes	(45,438)	—	—	(112,000)	—	(112,000)
Net unrealized loss on corporate bonds and notes	—	—	—	—	(3,000)	(3,000)
Net loss	—	—	—	(1,312,000)	—	(1,312,000)
Balance – March 31, 2022	23,883,024	$239,000	$66,415,000	$(9,042,000)	$(15,000)	$57,597,000
Dividend equivalents rights paid	—	—	—	(5,000)	—	(5,000)
Stock-based compensation	—	—	178,000	—	—	178,000
Vesting of restricted stock units	11,250	—	—	—	—	—
Treasury stock purchased and retired	(103,080)	(1,000)	—	(246,000)	—	(247,000)
Net unrealized loss on corporate bonds and notes	—	—	—	—	(1,000)	(1,000)
Net loss	—	—	—	(1,532,000)	—	(1,532,000)
Balance – June 30, 2022	23,791,194	$238,000	$66,593,000	$(10,825,000)	$(16,000)	$55,990,000

THREE AND SIX MONTHS ENDED JUNE 30, 2021

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-in	Accumulated	Income	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)	Equity
Balance – December 31, 2020	24,105,879	$241,000	$66,124,000	$(17,193,000)	$(10,000)	$49,162,000
Dividends and dividend equivalents declared	—	—	—	(1,216,000)	—	(1,216,000)
Stock-based compensation	—	—	59,000	—	—	59,000
Vesting of restricted stock units	11,250	—	—	—	—	—
Net unrealized gain on corporate bonds and notes	—	—	—	—	11,000	11,000
Net income	—	—	—	9,451,000	—	9,451,000
Balance – March 31, 2021	24,117,129	$241,000	$66,183,000	$(8,958,000)	$1,000	$57,467,000
Stock-based compensation	—	—	59,000	—	—	59,000
Vesting of restricted stock units	11,250	—	—	—	—	—
Treasury shares purchased and retired	(40,000)	—	—	(131,000)	—	(131,000)
Net unrealized loss on corporate bonds and notes	—	—	—	—	(3,000)	(3,000)
Net loss	—	—	—	(783,000)	—	(783,000)
Balance – June 30, 2021	24,088,379	$241,000	$66,242,000	$(9,872,000)	$(2,000)	$56,609,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,844,000)	$8,668,000
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Amortization of patents	151,000	147,000
Stock-based compensation	233,000	118,000
Loss from equity method investment	788,000	446,000
Unrealized (gain) loss on marketable securities	808,000	(29,000)
Amortization of right of use asset	10,000	—
Deferred tax (benefit) expense	(554,000)	1,672,000

Changes in operating asset and liabilities:
Other current assets	(89,000)	62,000
Income taxes payable	(2,833,000)	710,000
Security deposit	—	8,000
Accounts payable	68,000	(200,000)
Operating lease obligations	(10,000)	—
Accrued expenses	(336,000)	(332,000)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(4,608,000)	11,270,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities	4,004,000	9,020,000
Purchases of marketable securities	(16,283,000)	(4,341,000)
Development of patents	(524,000)	(67,000)
Convertible note investment	—	(1,000,000)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(12,803,000)	3,612,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,195,000)	(1,206,000)
Value of shares delivered to fund withholding taxes	(112,000)	—
Repurchases of common stock, inclusive of commissions	(247,000)	(131,000)

NET CASH USED IN FINANCING ACTIVITIES:	(1,554,000)	(1,337,000)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18,965,000)	13,545,000

CASH AND CASH EQUIVALENTS, beginning of period	44,497,000	25,505,000

CASH AND CASH EQUIVALENTS, end of period	$25,532,000	$39,050,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—
Income taxes	$3,000,000	$—

NON-CASH FINANCING ACTIVITIES
Accrued dividend rights on restricted stock units	$—	$10,000
Right of use asset obtained in exchange for lease liability	$204,000	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS

[1] BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of the management of Network-1 Technologies, Inc. (the “Company”), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company’s financial position as of June 30, 2022, and the results of its operations and comprehensive (loss) income for the three and six month periods ended June 30, 2022 and June 30, 2021, changes in stockholders’ equity for the three and six month periods ended June 30, 2022 and June 30, 2021, and its cash flows for the six month periods ended June 30, 2022 and June 30, 2021. The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP may have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2022. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations to be expected for the full year.

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

[2] BUSINESS

The Company is engaged in the development, licensing and protection of its intellectual property assets. The Company presently owns ninety-six (96) patents including (i) the Cox patent portfolio (the “Cox Patent Portfolio) relating to enabling technology for identifying media content on the Internet and taking further actions to be performed after such identification; (ii) the M2M/IoT patent portfolio (the “M2M/IoT Patent Portfolio”) relating to, among other things, enabling technology for authenticating, provisioning and using embedded sim technology in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers; (iii) the HFT patent portfolio (the “HFT Patent Portfolio”) covering certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems where the difference between success and failure may be measured in nanoseconds; (iv) the Mirror Worlds patent portfolio (the “Mirror Worlds Patent Portfolio”) relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; and (v) the remote power patent (the “Remote Power Patent”) covering delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras.

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS (continued)

The Company had been dependent upon its Remote Power Patent for a significant portion of its revenue. The Company no longer receives licensing revenue for its Remote Power Patent for any period subsequent to March 7, 2020 (the expiration date of the patent). Except for the Company’s pending legal proceeding against NETGEAR, Inc. involving its Remote Power Patent, the Company’s future revenue is dependent on its ability to monetize its other patent assets.

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

The Company maintains cash deposits in high quality financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). Accounts at each institution are insured by the FDIC up to $250,000. At June 30, 2022, the Company maintained a cash balance of $4,404,000 in excess of the FDIC insured limit.

The Company considers all highly liquid short-term investments, including certificates of deposit and money market funds, that are purchased with an original maturity of three months or less to be cash equivalents.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

[3]	Marketable Securities

The Company’s marketable securities are comprised of certificates of deposit, with original maturity greater than three months from date of purchase, government securities, fixed income mutual funds, and a corporate bond. The Company’s marketable securities are measured at fair value and are accounted for in accordance with ASU 2016-01. Unrealized holding gains and losses on certificates of deposit, government securities, and fixed income mutual funds are recorded in net realized and unrealized gain (loss) from investments on the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company includes in costs of revenue contingent legal fees payable to patent litigation counsel (see Note G[1] hereof), any other contractual payments to third parties related to net proceeds from monetization of patents (see Note G[2] hereof) and incentive bonus compensation payable to its Chairman and Chief Executive Officer (see Note H[1] hereof).

[8]	Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740, Income Taxes (ASC 740), which requires the Company to use the assets and liability method of accounting for income taxes. Under the assets and liability method, deferred income taxes are recognized for the tax consequences of temporary (timing) differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forwards. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. As of June 30, 2022, the Company had total deferred tax assets generated from the Company's activities totaling $633,000, and a deferred tax liability of $409,000, resulting in a net deferred tax asset position of $224,000. The Company's net deferred tax assets were offset by a full valuation allowance of $224,000 as it was determined that it is more likely than not that the deferred tax assets will not be realized.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ASC 740-10, Accounting for Uncertainty in Income Taxes, defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company had no uncertain tax positions as of June 30, 2022.

U.S. federal, state and local income tax returns prior to 2018 are not subject to examination by any applicable tax authorities, except that tax authorities could challenge returns (only under certain circumstances) for earlier years to the extent they generated loss carry-forwards that are available for those future years.

The personal holding company (“PHC”) rules under the Internal Revenue Code impose a 20% tax on a PHC’s undistributed personal holding company income (“UPHCI”), which means, in general, taxable income subject to certain adjustments and reduced by certain distributions to shareholders. For a corporation to be classified as a PHC, it must satisfy two tests: (i) that more than 50% in value of its outstanding shares must be owned directly or indirectly by five or fewer individuals at any time during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the “Ownership Test”) and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the “Income Test”). At June 30, 2022, based on available information concerning the Company’s shareholder ownership, the Company did not satisfy the Ownership Test. However, the Company may subsequently be determined to be a PHC in 2022 or in future years. If the Company were to become a PHC in 2022 or any future year, it would be subject to the 20% tax on its UPHCI. In such event, the Company may issue a special cash dividend to its shareholders in an amount equal to the UPHCI rather than incur the 20% tax.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

[9]	Leases

Under ASC 842, the Company determines if an arrangement is a lease at inception. Right-of-Use (“ROU”) assets and related lease obligations are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company's determined incremental borrowing rate is a hypothetical rate based on its understanding of what the Company's credit rating would be. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received and net of the deferred rent balance on the date of implementation. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise such options. As permitted under ASC 842, the Company has elected to not recognize ROU assets and related lease obligations for leases with terms of twelve months or less.

NOTE C – PATENTS

The Company’s intangible assets at June 30, 2022 include patents with estimated remaining economic useful lives ranging from 0.75 to 17 years. For all periods presented, all of the Company’s patents were subject to amortization. The gross carrying amounts and accumulated amortization related to acquired intangible assets as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
Gross carrying amount – patents	$8,473,000	$7,949,000
Accumulated amortization – patents	$(6,716,000)	(6,565,000)
Patents, net	$1,757,000	$1,384,000

Amortization expense for the three months ended June 30, 2022 and 2021 was $76,000 and $73,000, respectively. Amortization expense for the six months ended June 30, 2022 and 2021 was $151,000 and $147,000, respectively. Future amortization of intangible assets, net is as follows:

Twelve Months Ended June 30,
2023	$328,000
2024	158,000
2025	118,000
2026	118,000
2027	118,000
Thereafter	917,000
Total	$1,757,000

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

NOTE D – STOCK-BASED COMPENSATION

Restricted Stock Units

The 2013 Stock Incentive Plan (“2013 Plan”) provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock, (d) stock appreciation rights, and (e) other stock-based awards including restricted stock units. Awards under the 2013 Plan may be granted singly, in combination, or in tandem. Subject to standard anti-dilution adjustments as provided, the 2013 Plan provides for an aggregate of 2,600,000 shares of the Company’s common stock to be available for distribution. The Company’s Compensation Committee generally has the authority to administer the 2013 Plan, determine participants who will be granted awards, the size and types of awards, the terms and conditions of awards and the form and content of the award agreements representing awards. Awards under the 2013 Plan may be granted to employees, directors and consultants of the Company and its subsidiaries. As of June 30, 2022, there were 1,212,938 shares of common stock available for issuance under the 2013 Plan.

A summary of restricted stock unit activity for the six months ended June 30, 2022 is as follows (each restricted stock unit issued by the Company represents the right to receive one share of the Company’s common stock):

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance of restricted stock units outstanding at December 31, 2021	12,500	$3.36
Grants of restricted stock units	670,000	1.92
Vested restricted stock units	(22,500)	(2.55)
Balance of restricted stock units outstanding at June 30, 2022	660,000	$1.93

Restricted stock unit compensation expense was $178,000 and $59,000 for the three months ended June 30, 2022 and 2021, respectively. Restricted stock unit expense was $233,000 and $118,000 for the six months ended June 30, 2022 and June 30, 2021.

The Company has an aggregate of $1,087,000 of unrecognized restricted stock unit compensation as of June 30, 2022 to be expensed over a weighted average period of 2.61 years.

All of the Company’s outstanding (unvested) restricted stock units have dividend equivalent rights. As of June 30, 2022 and December 31, 2021, there was $0 and $72,000 accrued for dividend equivalent rights which were included in other accrued expenses.

NOTE E – EARNINGS (LOSS) PER SHARE

Basic income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options and restricted stock units. Potentially dilutive shares of 1,160,000 and 685,000 at June 30, 2022 and 2021, respectively, consisted of options and restricted stock units.

Computations of basic and diluted weighted average common shares outstanding were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
Weighted-average common shares outstanding – basic	23,864,053	24,106,169	23,854,438	23,839,455
Dilutive effect of options and restricted stock units	—	772,088	—	—
Weighted-average common shares outstanding – diluted	23,864,053	24,878,257	23,854,438	23,839,455
Options and restricted stock units excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive	1,160,000	—	1,160,000	685,000

NOTE F – MARKETABLE SECURITIES

Marketable securities as of June 30, 2022 and December 31, 2021 were composed of:

June 30, 2022
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Certificates of deposit	$3,000,000	$—	$—	$3,000,000
Government securities	9,998,000	3,000	—	10,001,000
Fixed income mutual funds	14,221,000	—	(805,000)	13,416,000
Corporate bond	192,000	—	(16,000)	176,000
Total marketable securities	$27,411,000	$3,000	$(821,000)	$26,593,000

December 31, 2021
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed income mutual funds	$14,462,000	$—	$(137,000)	$14,325,000
Corporate bonds and notes	813,000	—	(12,000)	801,000
Total marketable securities	$15,275,000	$—	$(149,000)	$15,126,000

NOTE G – COMMITMENTS AND CONTINGENCIES

[1]	Legal Fees

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

On March 25, 2022, the Company completed the acquisition of a new patent portfolio (HFT Patent Portfolio) consisting of six U.S. patents and two pending U.S. patents covering certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems where the difference between success and failure may be measured in nanoseconds. The Company paid the seller $500,000 at the closing and has an obligation to pay the seller an additional $500,000 in cash and $375,000 of the Company’s common stock (up to a maximum of 375,000 shares) upon achieving certain milestones with respect to the patent portfolio. The Company also has an additional obligation to pay the seller 15% of the first $50 million of net proceeds (after deduction of expenses) generated by the patent portfolio and 17.5% of net proceeds greater than $50 million. On May 10, 2022, the Company received an additional patent issuance from the U.S. Patent and Trademark Office related to the HFT Patent Portfolio.

In connection with the Company’s acquisition of its Cox Patent Portfolio, the Company is obligated to pay Dr. Cox 12.5% of the net proceeds (after deduction of expenses) generated by the Company from licensing, sale or enforcement of the patent portfolio.

As part of the acquisition of the Mirror Worlds Patent Portfolio, the Company also entered into an agreement with Recognition Interface, LLC (“Recognition”) pursuant to which Recognition received from the Company an interest in the net proceeds realized from the monetization of the Mirror Worlds Patent Portfolio, as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; and (iii) 20% of any portion of the net proceeds in excess of $250 million.  Since entering into the agreement with Recognition in May 2013, the Company has paid Recognition an aggregate of $3,127,000 with respect to such net proceeds interest related to the Mirror Worlds Patent Portfolio.  No such payments were made by the Company to Recognition during the three and six months ended June 30, 2022 and 2021.

NOTE G – COMMITMENTS AND CONTINGENCIES (continued)

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

[3]	Leases

The Company has one operating lease for its principal office space in New Canaan, Connecticut that will expire on April 30, 2025.

There are no material residual guarantees associated with any of the Company’s leases and there are no significant restrictions or covenants included in the Company’s lease agreements.

The calculated incremental borrowing rate was approximately 4.2%, which was calculated based on remaining lease term of 3 years as of May 1, 2022. The remaining lease term as of June 30, 2022 was approximately 2.8 years.

There was no sublease rental income for the three and six months ended June 30, 2022, and the Company is not the lessor in any lease arrangement, and there were no related-party lease agreements.

Right of use lease assets and related lease obligations for the Company’s operating leases were recorded in the unaudited condensed consolidated balance sheet as follows:

	As of	As of
	June 30, 2022	December 31, 2021
Operating lease right-of-use assets	$194,000	$—
Operating lease obligations – current	$66,000	$—
		$—
Operating lease obligations – non-current	128,000	$—
Total lease obligations	194,000	$—

The table below presents certain information related to the Company’s lease costs for the period ended:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$12,000	$—	$12,000	$—
Short-term lease cost	12,000	28,000	36,000	56,000
Total lease cost	$24,000	$28,000	$48,000	$56,000

NOTE G – COMMITMENTS AND CONTINGENCIES (continued)

Future lease payments included in the measurement of lease liabilities on the unaudited condensed consolidated balance sheet as of June 30, 2022, were as follows:

Operating Leases
2022 – remaining period	$36,000
2023	73,000
2024	73,000
2025	24,000
Total future minimum lease payments	206,000
Less imputed interest	(12,000)
Total operating lease liability	$194,000

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

In addition, pursuant to the Agreement, the Company granted the Chairman and Chief Executive Officer, under its 2013 Plan, 600,000 restricted stock units (the “RSUs”, each RSU awarded by the Company to its officers, directors and consultants represents a contingent right to receive one share of the Company’s common stock) which terms provided for vesting in four tranches, as follows: (1) 175,000 RSUs of which 100,000 RSUs shall vest on March 22, 2023 and 75,000 RSUs shall vest on March 22, 2024, subject to the Chairman and Chief Executive Officer’s continued employment by the Company through each such vesting date (the “Employment Condition”) (“Tranche 1”); (2) 150,000 RSUs shall vest if at any time during the term of the Agreement that the Company’s common stock (the “Common Stock”) achieves a closing price for twenty (20) consecutive trading days (“Closing Price”) of a minimum of $3.50 per share (subject to adjustment for stock splits) and the Employment Condition is satisfied through the date such minimum per share Closing Price is achieved (“Tranche 2”); (3) 150,000 RSUs shall vest if at any time during the term of the Agreement that the Common Stock achieves a Closing Price of a minimum of $4.00 per share (subject to adjustment for stock splits) and the Employment Condition is satisfied through the date such minimum per share Closing Price is achieved (“Tranche 3”); and (4) 125,000 RSUs shall vest if at any time during the term of the Agreement, that the Common Stock achieves a Closing Price of a minimum of $4.50 per share (subject to adjustment for stock splits) and the Employment Condition is satisfied through the date such minimum per share Closing Price is achieved (“Tranche 4”). In the event of a Change of Control (as defined), Termination Other Than for Cause (as defined) or a termination by the Chairman and Chief Executive Officer for Good Reason (as defined), in each case prior to the last day of the term of the Agreement, the vesting of all unvested RSUs shall accelerate (and not be subject to any conditions) and all RSUs shall become immediately fully vested. All RSUs granted by the Company to its officers, directors or consultants have dividend equivalent rights.

NOTE H - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS (continued)

Under the terms of the Agreement, so long as the Chairman and Chief Executive Officer continues to serve as an executive officer of the Company, whether pursuant to the Agreement or otherwise, the Chairman and Chief Executive Officer shall also receive incentive compensation in an amount equal to 5% of the Company’s gross royalties or other payments from Licensing Activities (as defined) (without deduction of legal fees or any other expenses) with respect to its Remote Power Patent and a 10% net interest (gross royalties and other payments after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company’s royalties and other payments relating to Licensing Activities with respect to patents other than the Remote Power Patent (including all of the Company’s patent portfolios and its investment in ILiAD Biotechnologies) (collectively, the “Incentive Compensation”). During the three and six months ended June 30, 2022, the Chairman and Chief Executive Officer did not earn any Incentive Compensation. During the three and six months ended June 30, 2021, the Chairman and Chief Executive Officer earned Incentive Compensation of $935,000.

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

NOTE I – LEGAL PROCEEDINGS AND DISPUTES (continued)

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

NOTE J – INVESTMENT

During the period December 2018 – March 2021, the Company made an aggregate investment of $6,000,000 in ILiAD Biotechnologies, LLC (“ILiAD”), a privately held clinical stage biotechnology company dedicated to the prevention and treatment of human disease caused by Bordetella pertussis. ILiAD is developing key technologies that focus on validating its proprietary intranasal vaccine, BPZE1, for the prevention of pertussis (whooping cough). The aggregate investment of $6,000,000 by the Company includes a $5,000,000 equity investment and a $1,000,000 investment in a convertible note (see below). At June 30, 2022, the Company owned approximately 9.5% of the outstanding units of ILiAD on a non-fully diluted basis and 7.2% of the outstanding units on a fully diluted basis (after giving effect to the exercise or conversion of all outstanding options, warrants and convertible notes). In connection with its investment, the Company’s Chairman and Chief Executive Officer obtained a seat on ILiAD’s Board of Managers and receives the same compensation for service on the Board of Managers as other non-management Board members.

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

For the three months ended June 30, 2022 and 2021, the Company recorded a net loss from its equity investment in ILiAD of $355,000 and $231,000, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded a net loss from its equity investment in ILiAD totaling $788,000 and $446,000, respectively.

The difference between the Company’s share of equity in ILiAD’s net assets and the equity investment carrying value reported on the Company’s unaudited condensed consolidated balance sheet at June 30, 2022 is due to an excess amount paid over the book value of the investment totaling approximately $5,000,000 which is accounted for as equity method goodwill.

NOTE K – STOCK REPURCHASES

On June 8, 2021, the Board of Directors authorized an extension and increase of the Company’s share repurchase program (the “Share Repurchase Program”) to repurchase up to $5,000,000 of common stock over the subsequent 24 month period. The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion. The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors. The Share Repurchase Program may be increased, suspended or discontinued at any time. Since inception of the Share Repurchase Program through June 30, 2022, the Company has repurchased an aggregate of 9,087,214 shares of its common stock at an aggregate cost of $17,473,100 (exclusive of commissions) or an average per share price of $1.92. During the three-month period ended June 30, 2022, the Company repurchased an aggregate of 103,080 shares of its common stock at an aggregate cost of $247,824 (exclusive of commissions) or an average per share price of $2.40 which includes the repurchase of 41,500 shares of its common stock from a director, in a privately negotiated transaction, at a purchase price of $2.42 per share or an aggregate consideration of $100,430. The Company did not repurchase any shares of its common stock for the three months ended March 31, 2022. Except for the Company’s repurchase of 40,000 shares of its common stock from a director at a price of $3.27 per share or an aggregate consideration of $130,800 in a privately negotiated transaction, the Company did not repurchase any additional shares of its common stock during the three and six months ended June 30, 2021. At June 30, 2022, the dollar value of remaining shares that may be repurchased under the Share Repurchase Program was $3,682,905.

On June 8, 2022, the Company entered into, a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). Adopting a trading plan that satisfies the conditions of Rule 10b5-1 allows a company to repurchase its shares at times when it might otherwise be prevented from doing so due to self-imposed trading black-outs or pursuant to insider trading laws. Purchases under the Company’s 10b5-1 trading plan were permitted to commence on July 1, 2022 and the plan expires two trading days after the Company issues a press release announcing its financial results for the quarter ended June 30, 2022. Under the 10b5-1 trading plan, the Company’s third party broker may purchase up to $500,000 of the Company’s common stock, subject to certain price, market, volume and timing constraints, in accordance with the terms of the plan and subject to Rule 10b5-1 and Rule 10b-18 under the Exchange Act.

NOTE L – CONCENTRATIONS

The Company had no revenue for the three and six months ended June 30, 2022. Revenue from one licensee constituted 100% of the Company’s revenue of the three and six months ended June 30, 2021. At June 30, 2022 and December 31, 2021, the Company had no royalty receivables.

NOTE M – DIVIDEND POLICY

The Company’s dividend policy consists of semi-annual cash dividends of $0.05 per share ($0.10 per share annually) which are anticipated to be paid in March and September of each year. The Company paid dividends consistent with its policy in 2021 and March 2022. The Company’s dividend policy undergoes a periodic review by the Board of Directors and is subject to change at any time depending upon the Company’s earnings, financial requirements and other factors existing at the time.

NOTE N – RELATED PARTY TRANSACTION

On June 1, 2022, the Company repurchased from a director, in a privately negotiated transaction, 41,500 shares of its common stock at a purchase price of $2.42 per share or an aggregate consideration of $100,430.

NOTE O – SUBSEQUENT EVENTS

On July 25, 2022, the Company’s Board of Directors approved the Company’s 2022 Stock Incentive Plan (the “Plan”) which provides for awards of up to an aggregate of 2,300,000 shares of the Company’s common stock to employees, directors and consultants. The Plan is subject to shareholder approval at the Company’s Annual Meeting of Stockholders to be held on September 20, 2022.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

Our principal business is the development, licensing and protection of our intellectual property assets. We presently own ninety-six (96) patents including: (i) our Cox Patent Portfolio relating to enabling technology for identifying media content on the Internet and taking further action to be performed after such identification; (ii) our M2M/IoT Patent Portfolio relating to, among other things, enabling technology for authenticating, provisioning and using embedded sim technology in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers; (iii) our HFT Patent Portfolio covering certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems where the difference between success and failure may be measured in nanoseconds; (iv) our Mirror Worlds Patent Portfolio relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; and (v) our Remote Power Patent covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras.  In addition, we continually review opportunities to acquire or license additional intellectual property as well as other strategic alternatives.

At June 30, 2022, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $52,125,000 and working capital of $51,291,000. Based on our cash position, we continually review opportunities to acquire additional intellectual property as well as evaluate other strategic opportunities.

During the period December 2018 through March 2021, we made an aggregate investment of $6,000,000 in ILiAD, a clinical stage biotechnology company with an exclusive license to sixty-one (61) patents (see Note J to our unaudited condensed consolidated financial statements included herein). Our investment in ILiAD involves significant risk.

We have been dependent upon our Remote Power Patent for a significant portion of our revenue. Our Remote Power Patent generated licensing revenue in excess of $187,000,000 from May 2007 through June 30, 2022. We no longer receive licensing revenue for our Remote Power Patent for any period subsequent March 7, 2020 (the expiration date of the patent). Except for our pending legal proceeding against NETGEAR, Inc. involving our Remote Power Patent, our future revenue is entirely dependent on our ability to monetize our other patent assets.

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

We had no revenue for the three and six months ended June 30, 2022. All of our revenue for the six months ended June 30, 2021 resulted from the resolution of our contractual dispute with Cisco in which we received $18,692,000 (see Note I[1] to our unaudited condensed consolidated financial statements included herein). While we have pending litigation involving certain patents within our Cox Patent Portfolio against Google and YouTube and have appealed the judgment of the District Court dismissing our litigation against Facebook on the grounds of non-infringement involving certain patents within our Mirror Worlds Portfolio, we may not achieve successful outcomes of the litigation or the appeal. Accordingly, our future revenue is uncertain.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Revenue. We had no revenue for the three months ended June 30, 2022 and June 30, 2021.

Operating Expenses. Operating expenses for the three months ended June 30, 2022 were $834,000 as compared to $901,000 for the three months ended June 30, 2021. The decrease in operating expenses for the three months ended June 30, 2022 was primarily due to a decrease in professional fees and related costs of $151,000.

General and administrative expenses were $423,000 for the three months ended June 30, 2022 as compared to $461,000 for the three months ended June 30, 2021. Stock-based compensation expense related to the issuance of restricted stock units was $178,000 for the three months ended June 30, 2022 as compared to $59,000 for the three months ended June 30, 2021 as a result of increased expense due to the issuance of additional restricted stock units in March 2022 to our Chairman and Chief Executive Officer in accordance with his new employment agreement (see Note H[1] to our unaudited condensed consolidated financial statements included herein). Professional fees and related costs were $157,000 for the three months ended June 30, 2022 as compared to $308,000 for the three months ended June 30, 2021 as a result of decreased expenses related to patent litigation.

Operating Loss. We had an operating loss of $834,000 for the three months ended June 30, 2022 compared with an operating loss of $901,000 for the three months ended June 30, 2021. The decreased operating loss of $67,000 for the three months ended June 30, 2022 was primarily due to decreases in professional fees and related costs of $151,000 and general and administrative expenses of $38,000, offset by increased stock based compensation of $119,000 as a result of the additional grant of restricted stock units.

Interest and Dividend Income. Interest and dividend income for the three months ended June 30, 2022 was $131,000 as compared to $68,000 for the three months ended June 30, 2021 primarily as a result of a change in the mix of our short term fixed income investments and cash equivalents.

Income Taxes. For the three months ended June 30, 2022, we had a current tax expense for federal, state and local income taxes of $-0- and a deferred tax benefit of $102,000. For the three months ended June 30, 2021, we had a current tax benefit for federal, state and local income taxes of $180,000 and a deferred tax benefit of $52,000. The decrease in income tax benefit of $130,000 was primarily due to the decrease in current tax benefit for the three months ended June 30, 2021.

Share of Net Losses of Equity Method Investee. We incurred a net loss of $355,000 during the three month period ended June 30, 2022 related to our equity share in ILiAD Biotechnologies, LLC a clinical stage biotechnology company, as compared to a net loss of $231,000 for the three months ended June 30, 2021 (see Note J to our unaudited condensed consolidated financial statements included herein).

Net Loss. As a result of the foregoing, we realized a net loss of $1,532,000 or $0.06 per share basic and diluted for the three months ended June 30, 2022 compared with net loss of $783,000 or $0.03 per share basic and diluted for the three months ended June 30, 2021.  The increase in our net loss was primarily due to our net realized and unrealized loss from investments of $576,000.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Revenue. We had no revenue for the six months ended June 30, 2022 as compared to revenue of $18,692,000 for the six months ended June 30, 2021. Revenue for the six months ended June 30, 2021 entirely resulted from our resolution of a contractual dispute with Cisco concerning licensing of our Remote Power Patent (see Note I[1] to our unaudited condensed consolidated financial statements included herein).

Operating Expenses. Operating expenses for the six months ended June 30, 2022 were $1,731,000 as compared to $7,322,000 for the six months ended June 30, 2021. We had costs of revenue of $-0- and $5,420,000 for the six months ended June 30, 2022 and 2021, respectively. Included in the costs of revenue for the six months ended June 30, 2021 were contingent legal fees of $4,485,000 and $935,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note H[1] to our unaudited condensed consolidated financial statements included herein).

General and administrative expenses were $940,000 for the six months ended June 30, 2022 as compared to $974,000 for the six months ended June 30, 2021. Stock-based compensation expense related to the issuance of restricted stock units was $233,000 for the six months ended June 30, 2022 as compared to $118,000 for the six months ended June 30, 2021. Professional fees and related costs were $407,000 for the six months ended June 30, 2022 as compared to $663,000 for the six months ended June 30, 2021 as a result of decreased expenses related to patent litigation.

Operating (Loss) Income. We had an operating loss of $1,731,000 for the six months ended June 30, 2022 compared with operating income of $11,370,000 for the six months ended June 30, 2021. The operating loss for the six months ended June 30, 2022 was due to no revenue for the period and the operating income for six months ended June 30, 2021 was due to revenue of $18,692,000 from resolution of a contractual dispute with Cisco.

Interest and Dividend Income. Interest and dividend income for the six months ended June 30, 2022 was $211,000 as compared to $118,000 for the six months ended June 30, 2021 primarily as a result of a change in the mix of our short term fixed income investments and cash equivalents.

Income Taxes. For the six months ended June 30, 2022, we had a current tax expense for federal, state and local income taxes of $-0- and a deferred tax benefit of $554,000. For the six months ended June 30, 2021, we had a current tax expense for federal, state and local income taxes of $710,000 and a deferred tax expense of $1,672,000. The decrease in income tax expense of $2,936,000 was due to our net income for the six months ended June 30, 2021.

Share of Net Losses of Equity Method Investee. We incurred a net loss of $788,000 during the six month period ended June 30, 2022 related to our equity share in ILiAD Biotechnologies, a clinical stage biotechnology company, as compared to a net loss of $446,000 for the six months ended June 30, 2021 (see Note J to our unaudited condensed consolidated financial statements included herein).

Net (Loss) Income. As a result of the foregoing, we realized a net loss of $2,844,000 or $(0.12) per share basic and diluted for the six months ended June 30, 2022 compared with net income of $8,668,000 or $0.36 per share basic and $0.35 per share diluted for the six months ended June 30, 2021.  The net loss for the six months ended June 30, 2022 was due to no revenue for such period as compared to $18,692,000 of revenue for the six months ended June 30, 2021 from the resolution of our contractual dispute with Cisco (see Note I[1] to our unaudited condensed consolidated financial statements included herein.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from revenue from licensing our patents. At June 30, 2022, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $52,125,000 and working capital of $51,291,000. Based on our current cash position, we believe that we will have sufficient cash to fund our operations for the next twelve months and the foreseeable future.

Working capital decreased by $4,374,000 at June 30, 2022 to $51,291,000 as compared to working capital of $55,665,000 at December 31, 2021.  The decrease in working capital of $4,374,000 for the six months ended June 30, 2022 was primarily due to our net loss of $2,844,000, cash dividends of $1,195,000 and patent acquisition costs of $524,000 during the period.

Net cash (used in) provided by operating activities for the six months ended June 30, 2022 decreased by $15,878,000 from $11,270,000 provided by operating activities for the six months ended June 30, 2021 to $(4,608,000) used in operating activities for the six months ended June 30, 2022, primarily due to revenue of $18,692,000 from resolution of our contractual dispute with Cisco during the six months ended June 30, 2021.

Net cash (used in) provided by investing activities during the six months ended June 30, 2022 was $(12,803,000) as compared to $3,612,000 for the three months ended June 30, 2021 primarily as a result of the differential of purchases and sales of marketable securities and partially offset by our $1,000,000 convertible note investment in ILiAD Biotechnologies (see Note J to our unaudited condensed consolidated financial statements included herein).

Net cash used in financing activities for the six months ended June 30, 2022 and 2021 was $1,554,000 and $1,337,000, respectively. The change of $217,000 primarily resulted from repurchases of common stock of $247,000, the value of shares delivered to fund withholding taxes of $112,000, partially offset by cash dividends paid of $1,195,000.

We maintain our cash in money market funds, government securities, certificate of deposit, and short-term fixed income securities. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

We do not have any long-term debt, capital lease obligations, purchase obligations or other long-term liabilities except for our lease obligations for our principal office space (see Note G[3] to our unaudited condensed consolidated financial statement included herein).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

We believe our most critical accounting policies and estimates to be the following:

Equity Method Investments

Equity method investments are equity securities in entities that we do not control but over which we have the ability to exercise significant influence. These investments are accounted for under the equity method of accounting in accordance with ASC 323, Investments — Equity Method and Joint Ventures (see Note J hereof). Equity method investments are measured at cost minus impairment, if any, plus or minus the Company’s share of an investee’s income or loss. Our proportionate share of the income or loss from equity method investments is recognized on a one-quarter lag. When our carrying value in an equity method investment is reduced to zero, no further losses are recorded in our financial statements unless we guaranteed obligations of the investee company or have committed additional funding. When the investee company subsequently reports income, we will not record our share of such income until it equals the amount of our share of losses not previously recognized. Upon sale of equity method investments, the difference between sales proceeds and the carrying amount of the equity investment is recognized in profit or loss. In determining whether an equity method investment is impaired, we take into consideration a variety of factors including the operating and financial performance of the investee, the investee’s future business plans and projections, discussions with the investee’s management, and our intent and ability to hold the investment until it recovers in value. Accordingly, we make assumptions and estimates in assessing whether an impairment has occurred and if, in the future, our assumptions and estimates made in assessing the fair value of these investments change, this could result in a material decrease in the carrying value of the investment. This would cause us to write-down the carrying value of the investment and could have a material adverse effect on our results of operations in the period the impairment charge is taken.

Income Taxes

We account for income taxes in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740, Income Taxes (ASC 740), which requires us to use the assets and liability method of accounting for income taxes. Under the assets and liability method, deferred income taxes are recognized for the tax consequences of temporary (timing) differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forwards. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management business plans. This process involves significant management judgment about assumptions that are subject to change from period to period. Because the recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income and the application of inherently complex tax laws, we have identified the assessment of deferred tax assets and the need for any related valuation allowance as a critical accounting estimate.

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

(b) Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our legal proceedings see Note I to our unaudited condensed consolidated financial statements included in this Quarterly Report and Item 1. Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2021 (filed with the SEC on March 30, 2022). During the three months ended June 30, 2022, no material events occurred with respect to certain of our legal proceedings:

ITEM 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and trading price of our common stock. Investors should carefully consider the risks described in this Quarterly Report on Form 10-Q for the three months ended June 30, 2022, and our Annual Report on Form 10-K for the year ended December 31, 2021 (pages 11-20), filed with the SEC on March 30, 2022.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Issuances of Unregistered Securities

There were no such issuances during the three months ended June 30, 2022.

Stock Repurchases

On June 8, 2021, our Board of Directors authorized an extension and increase of the Share Repurchase Program to repurchase up to $5,000,000 of shares of our common stock over the subsequent 24 month period. The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in our discretion. The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors. The Share Repurchase Program may be increased, suspended or discontinued at any time. Since inception of the Share Repurchase Program in August 2011 through June 30, 2022, we have repurchased an aggregate of 9,087,214 shares of our common stock at an aggregate cost of $17,473,100 (exclusive of commissions) or an average per share price of $1.92. During the three months ended June 30, 2022, we repurchased an aggregate of 103,080 shares of our common stock at an aggregate cost of $247,824 or an average per share price of $2.40. During the three months ended March 31, 2022, we did not repurchase any shares of our common stock. At June 30, 2022, the remaining dollar value of shares that may be repurchased under the Share Repurchase Program was $3,682,905.

During the months of April, May and June 2022, we purchased common stock pursuant to our Share Repurchase Program as indicated below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2022	—	—	—	$3,930,729
May 1 to May 31, 2022	23,431	2.39	23,431	$3,874,729
June 1 to June 30, 2022	79,649 (1)	2.41	79,649	$3,682,775
Total	103,080	2.40	103,080
(1)	Includes 41,500 shares of our common stock repurchased from a director by us, in a privately negotiated transaction, on June 1, 2022, at a price of $2.42 per share or an aggregate purchase price of $100,430.

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

NETWORK-1 TECHNOLOGIES, INC.

Date: August 15, 2022	By:	/s/ Corey M. Horowitz
Corey M. Horowitz Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ David C. Kahn
David C. Kahn Chief Financial Officer (Principal Financial Officer)