Form 10-Q
period 2022-09-30
NETWORK-1 TECHNOLOGIES, INC.
filed 2022-11-14
CIK 1065078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to__________

Commission File Number  1-15288

NETWORK-1 TECHNOLOGIES, INC.

 (Exact Name of Registrant as Specified in Its Charter)

Delaware	11-3027591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

65 Locust Avenue, Third Floor New Canaan, Connecticut	06840
(Address of principal executive offices)	(Zip Code)

203-920-1055

(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NTIP	NYSE American

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

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding as of November 10, 2022 was 23,892,772.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2022	December 31, 2021
ASSETS CURRENT ASSETS:
Cash and cash equivalents	$21,164,000	$44,497,000
Marketable securities, at fair value	27,759,000	15,126,000
Prepaid taxes	336,000	10,000
Other current assets	108,000	140,000

TOTAL CURRENT ASSETS	49,367,000	59,773,000

OTHER ASSETS:
Patents, net of accumulated amortization	1,675,000	1,384,000
Equity investment	7,661,000	2,651,000
Convertible note investment	—	1,000,000
Operating leases right of - use asset	177,000	—
Security deposits	13,000	13,000

Total other assets	9,526,000	5,048,000

TOTAL ASSETS	$58,893,000	$64,821,000
LIABILITIES AND STOCKHOLDERS’ EQUITY: CURRENT LIABILITIES:
Income taxes payable	$4,000	$2,952,000
Accounts payable	348,000	459,000
Accrued contingency fees and related costs	35,000	137,000
Accrued payroll	26,000	380,000
Other accrued expenses	327,000	180,000
Operating lease obligation, current	72,000	—

Total current liabilities	812,000	4,108,000

LONG TERM LIABILITIES:
Deferred tax liability	976,000	554,000
Operating lease obligation, noncurrent	111,000	—

TOTAL LIABILITIES	$1,899,000	$4,662,000

COMMITMENTS AND CONTINGENCIES (Note G)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, authorized 10,000,000 shares; none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; authorized 50,000,000 shares; 23,727,231 and 23,792,212 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	237,000	238,000
Additional paid-in capital	66,767,000	66,361,000
Accumulated deficit	(9,996,000)	(6,428,000)
Accumulated other comprehensive loss	(14,000)	(12,000)

TOTAL STOCKHOLDERS’ EQUITY	56,994,000	60,159,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,893,000	$64,821,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

REVENUE	$—	$17,000,000	$—	$35,692,000

OPERATING EXPENSES:
Costs of revenue	—	6,610,000	—	12,030,000
Professional fees and related costs	117,000	721,000	524,000	1,384,000
General and administrative	639,000	558,000	1,812,000	1,650,000
Amortization of patents	82,000	74,000	233,000	221,000

TOTAL OPERATING EXPENSES	838,000	7,963,000	2,569,000	15,285,000

OPERATING INCOME (LOSS)	(838,000)	9,037,000	(2,569,000)	20,407,000

OTHER INCOME:
Interest and dividend income, net	321,000	67,000	532,000	185,000
Gain on conversion of note	271,000	—	271,000	—
Gain on equity method investment	3,727,000	—	3,727,000	—
Net realized and unrealized loss on marketable securities	(268,000)	(40,000)	(1,358,000)	(32,000)
Total other income, net	4,051,000	27,000	3,172,000	153,000

INCOME BEFORE INCOME TAXES AND EQUITY IN NET LOSSES OF EQUITY METHOD INVESTEE	3,213,000	9,064,000	603,000	20,560,000

INCOME TAXES PROVISION:
Current	(274,000)	2,326,000	(274,000)	3,036,000
Deferred taxes, net	976,000	(37,000)	422,000	1,635,000
Total income tax expense	702,000	2,289,000	148,000	4,671,000

INCOME (LOSS) BEFORE SHARE OF NET LOSSES OF EQUITY METHOD INVESTEE:	2,511,000	$6,775,000	455,000	$15,889,000

SHARE OF NET LOSS OF EQUITY METHOD INVESTEE	$(285,000)	$(186,000)	$(1,073,000)	$(632,000)

NET INCOME (LOSS)	$2,226,000	$6,589,000	$(618,000)	$15,257,000

Net income (loss) per share
Basic	$0.09	$0.28	$(0.03)	$0.63
Diluted	$0.09	$0.27	$(0.03)	$0.62

Weighted average common shares outstanding:
Basic	23,765,089	23,934,361	23,830,702	24,136,506
Diluted	24,065,724	24,320,231	23,830,702	24,607,242

Cash dividends declared per share	$0.05	$0.05	$0.10	$0.10

NET INCOME (LOSS)	$2,226,000	$6,589,000	$(618,000)	$15,257,000

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding gain (loss) on corporate bonds and notes arising during the period, net of tax	2,000	(4,000)	(2,000)	4,000

COMPREHENSIVE INCOME (LOSS)	$2,228,000	$6,585,000	$(620,000)	$15,261,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-in	Accumulated	Income	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)	Equity
Balance – January 1, 2022	23,792,212	$238,000	$66,361,000	$(6,428,000)	$(12,000)	$60,159,000
Dividends and dividend equivalents declared	—	—	—	(1,190,000)	—	(1,190,000)
Stock-based compensation	—	—	55,000	—	—	55,000
Vesting of restricted stock units	136,250	1,000	(1,000)	—	—	—
Value of shares delivered to pay withholding taxes	(45,438)	—	—	(112,000)	—	(112,000)
Net unrealized loss on corporate bonds and notes	—	—	—	—	(3,000)	(3,000)
Net loss	—	—	—	(1,312,000)	—	(1,312,000)
Balance – March 31, 2022	23,883,024	$239,000	$66,415,000	$(9,042,000)	$(15,000)	$57,597,000
Dividend equivalents rights declared	—	—	—	(5,000)	—	(5,000)
Stock-based compensation	—	—	178,000	—	—	178,000
Vesting of restricted stock units	11,250	—	—	—	—	—
Treasury stock purchased and retired	(103,080)	(1,000)	—	(246,000)	—	(247,000)
Net unrealized loss on corporate bonds and notes	—	—	—	—	(1,000)	(1,000)
Net loss	—	—	—	(1,532,000)	—	(1,532,000)
Balance – June 30, 2022	23,791,194	$238,000	$66,593,000	$(10,825,000)	$(16,000)	$55,990,000
Dividend and dividend equivalents rights declared	—	—	—	(1,223,000)	—	(1,223,000)
Stock-based compensation	—	—	174,000	—	—	174,000
Vesting of restricted stock units	11,250	—	—	—	—	—
Treasury stock purchased and retired	(75,213)	(1,000)	—	(174,000)	—	(175,000)
Net unrealized gain on corporate bonds and notes	—	—	—	—	2,000	2,000
Net income	—	—	—	2,226,000	—	2,226,000
Balance – September 30, 2022	23,727,231	$237,000	$66,767,000	$(9,996,000)	$(14,000)	$56,994,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-in	Accumulated	Income	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)	Equity
Balance – January 1, 2021	24,105,879	$241,000	$66,124,000	$(17,193,000)	$(10,000)	$49,162,000
Dividends and dividend equivalents declared	—	—	—	(1,216,000)	—	(1,216,000)
Stock-based compensation	—	—	59,000	—	—	59,000
Vesting of restricted stock units	11,250	—	—	—	—	—
Net unrealized gain on corporate bonds and notes	—	—	—	—	11,000	11,000
Net income	—	—	—	9,451,000	—	9,451,000
Balance – March 31, 2021	24,117,129	$241,000	$66,183,000	$(8,958,000)	$1,000	$57,467,000
Stock-based compensation	—	—	59,000	—	—	59,000
Vesting of restricted stock units	11,250	—	—	—	—	—
Treasury shares purchased and retired	(40,000)	—	—	(131,000)	—	(131,000)
Net unrealized loss on corporate bonds and notes	—	—	—	—	(3,000)	(3,000)
Net loss	—	—	—	(783,000)	—	(783,000)
Balance – June 30, 2021	24,088,379	$241,000	$66,242,000	$(9,872,000)	$(2,000)	$56,609,000
Dividends and dividend equivalents declared	—	—	—	(1,213,000)	—	(1,213,000)
Stock-based compensation	—	—	65,000	—	—	65,000
Vesting of restricted stock units	11,250	—	—	—	—	—
Net other comprehensive loss	—	—	—	—	(4,000)	(4,000)
Net income	—	—	—	6,589,000	—	6,589,000
Balance – September 30, 2021	24,099,629	$241,000	$66,307,000	$(4,496,000)	$(6,000)	$62,046,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(618,000)	$15,257,000
Adjustments to reconcile net income to net cash
used in operating activities:
Amortization of patents	233,000	221,000
Stock-based compensation	407,000	183,000
Loss allocated from equity method investment	1,073,000	632,000
Deferred tax expense	422,000	1,634,000
Amortization of right of use asset, net	27,000	—
Gain on equity method investment	(3,727,000)	—
Accrued interest on convertible note	(86,000)	—
Gain on conversion of note	(271,000)	—
Unrealized loss on marketable securities	1,079,000	9,000

Changes in operating asset and liabilities:
Other current assets	32,000	94,000
Prepaid taxes	(326,000)	—
Accounts payable	(110,000)	(197,000)
Income taxes payable	(2,948,000)	3,036,000
Security deposit	—	8,000
Operating lease obligations	(21,000)	—
Accrued expenses	(346,000)	(1,276,000)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(5,180,000)	19,601,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities	8,750,000	12,291,000
Purchases of marketable securities	(22,464,000)	(10,597,000)
Development of patents	(524,000)	(86,000)
Equity Investment	(1,000,000)	—
Convertible note investment	—	(1,000,000)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(15,238,000)	608,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,381,000)	(2,410,000)
Value of shares delivered to fund withholding taxes	(112,000)	—
Repurchases of common stock, inclusive of commissions	(422,000)	(131,000)

NET CASH USED IN FINANCING ACTIVITIES:	(2,915,000)	(2,541,000)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(23,333,000)	17,668,000

CASH AND CASH EQUIVALENTS, beginning of period	44,497,000	25,505,000

CASH AND CASH EQUIVALENTS, end of period	$21,164,000	$43,173,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—
Income taxes	$3,165,000	$—

NON-CASH FINANCING ACTIVITIES
Accrued dividend rights on restricted stock units	$37,000	$19,000
Right of use asset obtained in exchange for lease liability	$204,000	$—
Conversion of note receivable	$1,086,000	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS

[1] BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of the management of Network-1 Technologies, Inc. (the “Company”), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company’s financial position as of September 30, 2022, and the results of its operations and comprehensive income (loss) for the three and nine month periods ended September 30, 2022 and September 30, 2021, changes in stockholders’ equity for the nine month periods ended September 30, 2022 and September 30, 2021, and its cash flows for the nine month periods ended September 30, 2022 and September 30, 2021.  The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP may have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2022. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations to be expected for the full year.

The accompanying unaudited condensed consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries, Mirror Worlds Technologies, LLC. and HFT Solutions, LLC.

On March 17, 2022, the Company formed HFT Solutions, LLC for the purpose of acquiring its HFT patent portfolio (see Note G[2] hereof). All intercompany balances and transactions have been eliminated in consolidation.

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

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS (continued)

The Company had been dependent upon its Remote Power Patent for a significant portion of its revenue. The Company no longer receives licensing revenue for its Remote Power Patent for any period subsequent to March 7, 2020 (the expiration date of the patent). The Company’s future revenue is largely dependent on its ability to monetize its other patent assets.

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

During the period December 2018 through August 2022, the Company made an aggregate investment of $7,000,000 in ILiAD Biotechnologies, LLC (“ILiAD”), a clinical stage biotechnology company with an exclusive license to sixty-two (62) patents. During the three and nine months ended September 30, 2022, the Company recorded a gain on its investment in ILiAD of $3,727,000 due to an observable transaction price and dilution of the Company’s ownership of ILiAD with respect to an ILiAD private offering as well as a gain on conversion of its convertible note from ILiAD of $271,000 (see Note J and Note B[5] to our unaudited condensed consolidated financial statements included herein).

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]	Use of Estimates and Assumptions

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company’s unaudited condensed consolidated financial statements include legal fees and related costs, income taxes, valuation of patents, and equity method investments, including evaluation of the Company’s basis difference. Actual results could be materially different from those estimates, upon which the carrying values were based.

[2]	Cash and Cash Equivalents

The Company maintains cash deposits in high quality financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). Accounts at each institution are insured by the FDIC up to $250,000. At September 30, 2022, the Company maintained a cash balance of $2,597,000 in excess of the FDIC insured limit. As of September 30, 2022 and December 31, 2021, the Company had cash equivalents of $16,721,000 and $33,385,000, respectively.

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

Upon a sale of an equity method investment by the Company, the difference between sales proceeds and the carrying amount of the equity investment is recognized in profit or loss. Upon the issuance of securities by the equity method investee in an observable price transaction, the Company will account for the share issuance by an investee as if the Company had sold a proportionate share of its investment in the transaction and records a gain or loss associated with the Company’s dilution of its investment with respect to the transaction. As such the Company will increase or decrease its basis in the non-marketable equity of the investee and record a gain or loss associated with the dilution of the investment basis based on the fair value indicated by the issuance of the securities. The resulting gain or loss related to the dilution is recorded within other income or expense in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss).

[6]	Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740, Income Taxes (ASC 740), which requires the Company to use the assets and liability method of accounting for income taxes. Under the assets and liability method, deferred income taxes are recognized for the tax consequences of temporary (timing) differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forwards. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. As of September 30, 2022, the Company had total deferred tax assets generated from the Company’s activities totaling $803,000. The Company’s deferred tax assets were offset by a valuation allowance of $533,000 as it was determined that it is more likely than not that certain deferred tax assets will not be realized. The Company also had a deferred tax liability of $1,246,000, resulting in a net deferred tax liability position of $976,000.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ASC 740-10, Accounting for Uncertainty in Income Taxes, defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company had no uncertain tax positions as of September 30, 2022.

The Company recognizes interest and penalties related to income tax in the income tax provision in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

U.S. federal, state and local income tax returns prior to 2019 are not subject to examination by any applicable tax authorities, except that tax authorities could challenge returns (only under certain circumstances) for earlier years to the extent they generated loss carry-forwards that are available for those future years.

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

During the second half of 2022 through October 2022, based on available information concerning the Company’s shareholder ownership, the Company did not satisfy the Ownership Test. However, the Company may subsequently be determined to be a PHC in 2022 or in future years if it satisfies both the Ownership Test and Income Test. If the Company were to become a PHC in 2022 or any future year, it would be subject to the 20% tax on its UPHCI. In such event, the Company may issue a special cash dividend to its shareholders in an amount equal to the UPHCI rather than incur the 20% tax.

[7]	Leases

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

[8]	Reclassifications

Certain amounts in prior periods’ unaudited condensed consolidated financial statements have been recast and reclassified to conform to the current year’s presentation.

NOTE C – PATENTS

The Company’s intangible assets at September 30, 2022 include patents with estimated remaining economic useful lives ranging from 0.75 to 16.75 years. For all periods presented, all of the Company’s patents were subject to amortization. The gross carrying amounts and accumulated amortization related to acquired intangible assets as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
Gross carrying amount – patents	$8,473,000	$7,949,000
Accumulated amortization – patents	(6,798,000)	(6,565,000)
Patents, net	$1,675,000	$1,384,000

Amortization expense for the three months ended September 30, 2022 and 2021 was $82,000 and $74,000, respectively. Amortization expense for the nine months ended September 30, 2022 and 2021 was $233,000 and $221,000, respectively. Future amortization of intangible assets, net is as follows:

Twelve Months Ended September 30,
2023	$319,000
2024	120,000
2025	120,000
2026	120,000
2027	120,000
Thereafter	876,000
Total	$1,675,000

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

NOTE D – STOCK-BASED COMPENSATION

Restricted Stock Units

The 2013 Stock Incentive Plan (“2013 Plan”) provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock, (d) stock appreciation rights, and (e) other stock-based awards including restricted stock units. Awards under the 2013 Plan may be granted singly, in combination, or in tandem. Subject to standard anti-dilution adjustments as provided, the 2013 Plan provides for an aggregate of 2,600,000 shares of the Company’s common stock to be available for distribution. The Company’s Compensation Committee generally has the authority to administer the 2013 Plan, determine participants who will be granted awards, the size and types of awards, the terms and conditions of awards and the form and content of the award agreements representing awards. Awards under the 2013 Plan may be granted to employees, directors and consultants of the Company and its subsidiaries. As of September 30, 2022, there were 1,212,938 shares of common stock available for issuance under the 2013 Plan.

During the three months ended September 30, 2022, the Company adopted the Network-1 2022 Stock Incentive Plan (“2022 Plan”), by the Company’s Board of Directors on July 25, 2022 and its stockholders on September 20, 2022. The 2022 Plan provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock units, (c) restricted stock, (d) deferred stock, (e) stock appreciation rights, (f) unrestricted stock awards and (g) other stock-based awards. Awards under the 2022 Plan may be granted singly, in combination, or in tandem. Subject to standard anti-dilution adjustments as provided, the 2022 Plan provides for an aggregate of 2,300,000 shares of the Company’s common stock to be available for distribution. The Company’s Compensation Committee generally has the authority to administer the 2022 Plan, determine participants who will be granted awards, the size and types of awards, the terms and conditions of awards and the form and content of the award agreements representing awards. Awards under the 2022 Plan may be granted to employees, directors and consultants of the Company and its subsidiaries. As of September 30, 2022, 2,300,000 shares of common stock available for issuance under the 2022 Plan.

The Company intends to discontinue issuing awards under its 2013 Stock Incentive Plan as a result of the adoption of the 2022 Plan.

A summary of restricted stock unit activity for the nine months ended September 30, 2022 is as follows (each restricted stock unit issued by the Company represents the right to receive one share of the Company’s common stock):

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance of restricted stock units outstanding at December 31, 2021	12,500	$3.36
Grants of restricted stock units	670,000	1.94
Vested restricted stock units	(33,750)	(2.55)
Balance of restricted stock units outstanding at September 30, 2022	648,750	$1.91

NOTE D – STOCK-BASED COMPENSATION (continued)

Restricted stock unit compensation expense was $174,000 and $65,000 for the three months ended September 30, 2022 and 2021, respectively. Restricted stock unit expense was $407,000 and $183,000 for the nine months ended September 30, 2022 and 2021, respectively. Stock-based compensation expense is included in general and administrative expenses on the unaudited condensed consolidated statement of operations and comprehensive income (loss).

The Company has an aggregate of $909,000 of unrecognized restricted stock unit compensation as of September 30, 2022 to be expensed over a weighted average period of 2.56 years.

All of the Company’s outstanding (unvested) restricted stock units have dividend equivalent rights. As of September 30, 2022 and December 31, 2021, there was $37,000 and $72,000, respectively, accrued for dividend equivalent rights which were included in other accrued expenses.

NOTE E – EARNINGS (LOSS) PER SHARE

Basic income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options and restricted stock units. Potentially dilutive shares of 1,148,750 and 548,750 at September 30, 2022 and 2021, respectively, consisted of options and restricted stock units.

Computations of basic and diluted weighted average common shares outstanding were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
Weighted-average common shares outstanding – basic	23,830,702	24,136,506	23,765,089	23,934,361
Dilutive effect of options and restricted stock units	—	470,736	300,635	385,870
Weighted-average common shares outstanding – diluted	23,830,702	24,607,242	24,065,724	24,320,231
Options and restricted stock units excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive	1,148,750	—	—	—

NOTE F – MARKETABLE SECURITIES

 Marketable securities as of September 30, 2022 and December 31, 2021 were composed of the following:

September 30, 2022
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Certificates of deposit	$3,000,000	$—	$(14,000)	$2,986,000
Government securities	13,068,000	—	(14,000)	13,054,000
Fixed income mutual funds	12,580,000	—	(1,039,000)	11,541,000
Corporate bond	192,000	—	(14,000)	178,000
Total marketable securities	$28,840,000	$—	$(1,081,000)	$27,759,000

December 31, 2021
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed income mutual funds	$14,462,000	$—	$(137,000)	$14,325,000
Corporate bonds and notes	813,000	—	(12,000)	801,000
Total marketable securities	$15,275,000	$—	$(149,000)	$15,126,000

NOTE G – COMMITMENTS AND CONTINGENCIES

[1]	Legal Fees

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

NOTE G – COMMITMENTS AND CONTINGENCIES (continued)
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

As part of the acquisition of the Mirror Worlds Patent Portfolio, the Company also entered into an agreement with Recognition Interface, LLC (“Recognition”) pursuant to which Recognition received from the Company an interest in the net proceeds realized from the monetization of the Mirror Worlds Patent Portfolio, as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; and (iii) 20% of any portion of the net proceeds in excess of $250 million.  Since entering into the agreement with Recognition in May 2013, the Company has paid Recognition an aggregate of $3,127,000 with respect to such net proceeds interest related to the Mirror Worlds Patent Portfolio.  No such payments were made by the Company to Recognition during the three and nine months ended September 30, 2022 and 2021.

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

The calculated incremental borrowing rate was approximately 4.2%, which was calculated based on remaining lease term of 3 years as of May 1, 2022. The remaining lease term as of September 30, 2022 was approximately 2.6 years.

There was no sublease rental income for the three and nine months ended September 30, 2022, and the Company is not the lessor in any lease arrangement, and there were no related-party lease agreements.

NOTE G – COMMITMENTS AND CONTINGENCIES (continued)

Right of use lease assets and related lease obligations for the Company’s operating leases were recorded in the unaudited condensed consolidated balance sheet as follows:

	As of	As of
	September 30, 2022	December 31, 2021
Operating lease right-of-use assets	$177,000	$—

Operating lease obligations – current	72,000	—
Operating lease obligations – non-current	111,000	—
Total lease obligations	$183,000	$—

The table below presents certain information related to the Company’s lease costs for the period ended:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$18,000	$—	$30,000	$—
Short-term lease cost	10,000	30,000	46,000	86,000
Total lease cost	$28,000	$30,000	$76,000	$86,000

Future lease payments included in the measurement of lease liabilities on the unaudited condensed consolidated balance sheet as of September 30, 2022, were as follows:

Operating Leases
2022 – remaining period	$24,000
2023	73,000
2024	73,000
2025	24,000
Total future minimum lease payments	194,000
Less imputed interest	(11,000)
Total operating lease liability	$183,000

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

NOTE H - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS (continued)

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

Under the terms of the Agreement (which terms are substantially the same as the prior employment agreement with the Chairman and Chief Executive Officer), so long as the Chairman and Chief Executive Officer continues to serve as an executive officer of the Company, whether pursuant to the Agreement or otherwise, the Chairman and Chief Executive Officer shall also receive incentive compensation in an amount equal to 5% of the Company’s gross royalties or other payments from Licensing Activities (as defined) (without deduction of legal fees or any other expenses) with respect to its Remote Power Patent and a 10% net interest (gross royalties and other payments after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company’s royalties and other payments relating to Licensing Activities with respect to patents other than the Remote Power Patent (including all of the Company’s patent portfolios and its investment in ILiAD Biotechnologies) (collectively, the “Incentive Compensation”). During the three and nine months ended September 30, 2022, the Chairman and Chief Executive Officer did not earn any Incentive Compensation. During the three and nine months ended September 30, 2021, the Chairman and Chief Executive Officer earned Incentive Compensation of $850,000 and $1,785,000, respectively.

The Incentive Compensation shall continue to be paid to the Chairman and Chief Executive Officer for the life of each of the Company’s patents with respect to licenses entered into with third parties during the term of his employment or at any time thereafter, whether he is employed by us or not; provided, that, the employment of the Chairman and Chief Executive Officer has not been terminated by the Company “For Cause” (as defined) or terminated by him without “Good Reason” (as defined). In the event of a merger or sale of substantially all of the Company’s assets,

NOTE H - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS (continued)

the Company has the option to extinguish the right of the Chairman and Chief Executive Officer to receive future Incentive Compensation by payment to him of a lump sum payment, in an amount equal to the fair market value of such future interest as determined by an independent third party expert if the parties do not reach agreement as to such value. In the event that the Chairman and Chief Executive Officer’s employment is terminated by the Company “Other Than For Cause” (as defined) or by him for “Good Reason” (as defined), the Chairman and Chief Executive Officer shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) a pro-rated portion of the $175,000 target bonus provided bonus criteria have been satisfied on a pro-rated basis through the calendar quarter in which the termination occurs and (iii) accelerated vesting of all unvested options, RSUs or other awards.

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

[2] On July 26, 2021, the Company agreed to settle its patent litigation against Hewlett-Packard Company and Hewlett-Packard Enterprise Company (collectively, “HP”) pending in the U.S. District Court for the Eastern District of Texas, Tyler Division, for infringement of the Company’s Remote Power Patent. Under the terms of the settlement agreement, Hewlett-Packard Enterprise Company paid the Company $17,000,000 in full settlement of the litigation and HP received a fully paid license and release to the Remote Power Patent for its full term, which applies to sales of Power over Ethernet (“PoE”) products by HP and its wholly-owned subsidiary Aruba Networks, LLC.

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

NOTE I – LEGAL PROCEEDINGS AND DISPUTES (continued)

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

On March 7, 2022, the District Court entered a ruling granting in part and denying in part a motion for summary judgment by Facebook. In its ruling the Court (i) denied Facebook’s motion that the asserted patents were invalid by concluding that all asserted claims were patent eligible under §101 of the Patent Act and (ii) granted summary judgment of non-infringement in favor of Facebook and dismissed the case. The Company strongly disagrees with the decision of the District Court on non-infringement and on April 4, 2022, the Company filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. On April 18, 2022, Facebook filed a notice of cross-appeal with respect to the Court’s ruling on validity. On September 19, 2022, the Company filed its brief on the appeal.

[5] On December 15, 2020, the Company filed a lawsuit against NETGEAR, Inc. (“Netgear”) in the Supreme Court of the State of New York, County of New York, for breach of a Settlement and License Agreement, dated May 22, 2009, with the Company (the “Agreement”) for failure to make royalty payments, and provide corresponding royalty reports, to the Company based on sales of Netgear’s PoE products. On October 22, 2021, Netgear filed a Demand for Arbitration at the American Arbitration Association (“AAA”) seeking to arbitrate certain issues raised in the litigation. The Company objected to jurisdiction at the AAA. On April 1, 2022, the Court denied Netgear’s motion to compel arbitration. On April 22, 2022, Netgear filed a counterclaim in the Court action alleging that the Company breached the Agreement by not offering Netgear lower royalties. On September 22, 2022, the arbitration brought by Netgear was dismissed by the AAA on jurisdiction grounds.

NOTE J – INVESTMENT

During the period December 2018 through August 2022, the Company made an aggregate investment of $7,000,000 in ILiAD Biotechnologies, LLC (“ILiAD”), a privately held clinical stage biotechnology company dedicated to the prevention and treatment of human disease caused by Bordetella pertussis. ILiAD is developing key technologies that focus on validating its proprietary intranasal vaccine, BPZE1, for the prevention of pertussis (whooping cough). At September 30, 2022, the Company owned approximately 6.9% of the outstanding units of ILiAD on a non-fully diluted basis and 6.4% of the outstanding units on a fully diluted basis (after giving effect to the exercise or conversion of all outstanding options, warrants and convertible notes). In connection with its initial investment, the Company’s Chairman and Chief Executive Officer obtained a seat on ILiAD’s Board of Managers and receives the same compensation for service on the Board of Managers as other non-management Board members.

On August 24, 2022, ILiAD completed a private financing of $42,836,000 of Class D units, of which a multi-national pharmaceutical company invested $30,000,000 (the “Financing”). As part of the Financing, the Company invested an additional $1,000,000. This private financing represented an observable price transaction in accordance with ASC 323, and resulted in dilution in the Company’s ownership in the investee (ILiAD). In accordance with ASC 323-10-40-1 the Company accounted for the dilution as if it had sold a portion of its investment. As a result, the Company increased the carrying value of its ILiAD investment by $3,727,000 and recognized an unrealized gain based on the excess of the fair value of the securities issued by ILiAD over the carrying value of the Company’s diluted shares. The unrealized gain of $3,727,000 as a result of the securities issuance by ILiAD in the Financing is reflected in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2022.

The Company has accounted for the transaction in accordance with ASC 323-10-40-1, which states that an equity method investor (the Company) shall account for a share issuance by an investee (ILiAD) as if the investor had sold a proportionate share of its investment in the transaction and records a gain or loss associated with the dilution of its investment. The difference between the securities of ILiAD owned by the Company and the securities sold in the Financing were not material. Accordingly, the Company valued its securities at the observable transaction price. Any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings.

In addition, as part of the Financing, the Company converted its convertible note in the principal amount of $1,000,000 plus accrued interest of $86,000, in accordance with its terms, into equity of ILiAD and has accounted for this investment under the equity method of accounting. The Company recognized an unrealized gain on conversion of $271,000 based on the observable price transaction which was recognized in its unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2022.

For the three months ended September 30, 2022 and 2021, the Company recorded an allocated net loss from its equity method investment in ILiAD of $285,000 and $186,000, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded an allocated net loss from its equity method investment in ILiAD totaling $1,073,000 and $632,000, respectively.

The difference between the Company’s share of equity in ILiAD’s net assets and the equity investment carrying value reported on the Company’s unaudited condensed consolidated balance sheet at September 30, 2022 is due to an excess amount paid over the book value of the investment totaling approximately $7,000,000 which is accounted for as equity method goodwill.

NOTE K – STOCK REPURCHASES

On June 8, 2021, the Board of Directors authorized an extension and increase of the Company’s share repurchase program (the “Share Repurchase Program”) to repurchase up to $5,000,000 of common stock over the subsequent 24 month period. The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion. The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors. The Share Repurchase Program may be increased, suspended or discontinued at any time. Since inception of the Share Repurchase Program through September 30, 2022, the Company has repurchased an aggregate of 9,162,427 shares of its common stock at an aggregate cost of $17,647,631 (exclusive of commissions) or an average per share price of $1.93. During the three months ended September 30, 2022, the Company repurchased an aggregate of 75,213 shares of its common stock at an aggregate cost of $174,530 (exclusive of commissions) or an average per share price of $2.32. During the nine months ended September 30, 2022, the Company repurchased an aggregate of 178,293 shares of its common stock at an aggregate cost of $422,388 (exclusive of commission) or an average per share price of $2.37. At September 30, 2022, the dollar value of remaining shares that may be repurchased under the Share Repurchase Program was $3,508,374.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

NOTE L – CONCENTRATIONS

The Company had no revenue for the three and nine months ended September 30, 2022. Revenue from one licensee constituted 100% of the Company’s revenue for the three months ended September 30, 2021 and revenue from two licensees constituted 100% of the Company’s revenue for the nine months ended September 30, 2021. At September 30, 2022 and December 31, 2021, the Company had no royalty receivables.

NOTE M – DIVIDEND POLICY

The Company’s dividend policy consists of semi-annual cash dividends of $0.05 per share ($0.10 per share annually) which are anticipated to be paid in March and September of each year. The Company paid dividends consistent with its policy in 2021 and 2022. The Company’s dividend policy undergoes a periodic review by the Board of Directors and is subject to change at any time depending upon the Company’s earnings, financial requirements and other factors existing at the time.

NOTE N – RELATED PARTY TRANSACTION

On June 1, 2022, the Company repurchased from a director, in a privately negotiated transaction, 41,500 shares of its common stock at a purchase price of $2.42 per share or an aggregate consideration of $100,430.

NOTE O – SUBSEQUENT EVENTS

[1] On October 6, 2022, the Company commenced litigation against Arista Networks Inc., Fortinet, Inc., Honeywell International Inc. and Ubiquiti Inc. in four separate actions filed in the United States District Court, District of Delaware for infringement of its Remote Power Patent (U.S. Patent No. 6,218,930). The Company seeks monetary damages based upon reasonable royalties.

[2] On October 27, 2022, the Company’s Chairman and Chief Executive Officer exercised a stock option to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.19 per share on a net exercise (or cashless) basis. In connection with the net exercise of the stock option, the Company’s Chairman and Chief Executive Officer delivered 334,459 shares of common stock (including 94,539 shares for withholding taxes) to the Company and received 165,541 net shares.

[3] On October 27, 2022 and November 3, 2022, the Company commenced litigation against TP-Link USA Corporation and Hikvision USA, Inc. in two separate actions filed in the United States District Court for the Central District of California for infringement of its Remote Power Patent. The Company seeks monetary damages based upon reasonable royalties.

[4] On November 4, 2022, the Company commenced litigation against Panasonic Holdings Corporation and Panasonic Corporation of North America in an action filed in the United States District Court for the Eastern District of Texas (Marshall Division) for infringement of its Remote Power Patent. The Company seeks monetary damages based on reasonable royalties.

[5] On November 11, 2022, the Company commenced litigation against Antaira Technologies, LLC in the United States District Court for the Central District of California for infringement of its Remote Power Patent. The Company seeks monetary damages based on reasonable royalties.

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

At September 30, 2022, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $48,923,000 and working capital of $48,555,000. Based on our cash position, we continually review opportunities to acquire additional intellectual property as well as evaluate other strategic opportunities.

During the period December 2018 through August 2022, we made an aggregate investment of $7,000,000 in ILiAD Biotechnologies, LLC (“ILiAD”), a clinical stage biotechnology company with an exclusive license to sixty-two (62) patents (see Note J to our unaudited condensed consolidated financial statements included herein). Our investment in ILiAD involves significant risk.

During the three and nine months ended September 30, 2022, we recorded a gain on our investment in ILiAD of $3,727,000 due to an observable transaction price and dilution to the Company’s ownership of ILiAD with respect to an ILiAD private offering as well as a gain on conversion of our convertible note from ILiAD of $271,000 as a result of the conversion of the convertible note in the private offering, (see Note J and Note B[5] to our unaudited condensed consolidated financial statements included herein).

We have been dependent upon our Remote Power Patent for a significant portion of our revenue. Our Remote Power Patent generated licensing revenue in excess of $187,000,000 from May 2007 through September 30, 2022. We no longer receive licensing revenue for our Remote Power Patent for any period subsequent March 7, 2020 (the expiration date of the patent). We recently commenced litigations against nine defendants involving our Remoter Power Patent for patent infringement for the period prior to March 7, 2020 (see Notes O[1], O[3], O[4] and O[5] to our unaudited condensed consolidated financial statements).

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

On March 25, 2022, we completed the acquisition of a new patent portfolio (the HFT Patent Portfolio) consisting of six U.S. patents and two pending U.S. patents (see Note G[2] to our unaudited condensed consolidated financial statements included in this Quarterly Report).  On May 10, 2022, we received an additional patent issuance from the U.S. Patent and Trademark Office related to the HFT Patent Portfolio.

We had no revenue for the three and nine months ended September 30, 2022. Our revenue of $35,692,000 for the nine months ended September 30, 2021 resulted from the resolution of our contractual dispute with Cisco in which we received $18,692,000 and revenue of $17,000,000 from our litigation settlement with Hewlett-Packard (see Notes I[1] and I[2] to our unaudited condensed consolidated financial statements included herein). While we have pending litigation involving certain patents within our Cox Patent Portfolio and our Remote Power Patent and have appealed the judgment of the District Court dismissing our litigation against Facebook on the grounds of non-infringement involving certain patents within our Mirror Worlds Portfolio, we may not achieve successful outcomes of such litigation or the appeal. Accordingly, our future revenue is uncertain.

The significant components of expenses impacting our net income include income tax expense as a result of transactions with our equity method investment. Other significant components of expenses impacting our net income when revenue is recorded relate to contingent legal fees and expenses related to our patent litigation (see Note B[7] to our unaudited condensed consolidated financial statements included herein) and incentive compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note H[1] to our unaudited condensed consolidated financial statements included herein), both such components of expenses are based on a percentage of the licensing revenue received by us as a result of litigation or otherwise.

Our quarterly and annual operating and financial results may fluctuate significantly from period to period as a result of a variety of factors that are outside our control, including the timing and our ability to achieve successful outcomes of patent litigation, our ability and timing of consummating future license agreements for our intellectual property, and whether we will achieve a return on our investment in ILiAD Biotechnologies, LLC (“ILiAD”) and the timing of any such return.

Our future operating results may also be materially impacted by our ability to acquire high quality patents which management believes have the potential to generate significant licensing opportunities. In the future, we may not be able to identify or consummate such patent acquisitions or achieve significant licensing revenue with respect to such patent acquisitions.

In 2022 and future years we could be classified as a Personal Holding Company. If this is the case, we would be subject to a 20% tax on the amount of any undistributed personal holding company income (as defined) for such year that we do not distribute to our shareholders (see Note B[8] to our unaudited condensed consolidated financial statements included in this Quarterly Report).

On June 9, 2021, our Board of Directors approved the continuation of our dividend policy consisting of semi-annual cash dividends of $0.05 per share ($0.10 per share annually) which are anticipated to be paid in March and September of each year. In 2021 and 2022, we paid semi-annual cash dividends in accordance with our dividend policy. Our dividend policy undergoes a periodic review by our Board of Directors and is subject to change at any time depending upon our financial requirements, earnings and other factors existing at the time (see Note M to our unaudited condensed consolidated financial statements included herein).

RESULTS OF OPERATIONS

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Revenue. We had no revenue for the three months ended September 30, 2022 as compared to revenue of $17,000,000 for three months ended September 30, 2021 from our litigation settlement with Hewlett-Packard (see Note I[2] to our unaudited condensed consolidated financial statements included herein).

Operating Expenses. Operating expenses for the three months ended September 30, 2022 were $838,000 as compared to $7,963,000 for the three months ended September 30, 2021. We had costs of revenue of $-0- and $6,610,000 for the three months ended September 30, 2022 and 2021, respectively. Included in the costs of revenue for the three months ended September 30, 2021 were contingent legal fees of $5,760,000 and $850,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note H[1] to our unaudited condensed consolidated financial statements included herein).

General and administrative expenses were $639,000 for the three months ended September 30, 2022 as compared to $558,000 for the three months ended September 30, 2021. The increase in general and administrative expenses of $81,000 was primarily due to stock-based compensation expense related to the issuance of restricted stock units, which was $174,000 for the three months ended September 30, 2022 as compared to $65,000 for the three months ended September 30, 2021. The increase in stock-based compensation expense was due to the issuance of additional restricted stock units in March 2022 to our Chairman and Chief Executive Officer in accordance with his new employment agreement (see Note H[1] to our unaudited condensed consolidated financial statements included herein). Professional fees and related costs were $117,000 for the three months ended September 30, 2022 as compared to $721,000 for the three months ended September 30, 2021 as a result of decreased expenses related to patent litigation.

Operating (Loss) Income. We had an operating loss of $838,000 for the three months ended September 30, 2022 compared with operating income of $9,037,000 for the three months ended September 30, 2021. The operating loss of $838,000 for the three months ended September 30, 2022 was primarily due to no revenue for the period as compared to revenue of $17,000,000 from our litigation settlement with Hewlett-Packard for the three months ended September 30, 2021. Additionally, since we incurred no revenue for the three months ended September 30, 2022, we did not incur any cost of revenue as of September 30, 2022 compared to incurring $6,610,000 of cost of revenue as of September 30, 2021.

Interest and Dividend Income. Interest and dividend income, for the three months ended September 30, 2022 was $321,000 as compared to $67,000 for the three months ended September 30, 2021 primarily as a result of a change in the mix of our short term fixed income investments and cash equivalents.

Gain on Conversion of Note. For the three months ended September 30, 2022, we recorded a gain on conversion of our ILiAD convertible note of $271,000 as compared to $-0- for the three months ended September 30, 2021 as a result of conversion of the note and accrued interest into equity of ILiAD (see Note J to our unaudited condensed consolidated financial statements included herein).

Gain on Equity Method Investment. For the three months ended September 30, 2022, we recorded a gain on our equity method investment of $3,727,000 as compared to $-0- for the three months ended September 30, 2021 as a result of adjustment to our equity method investment based on the fair value of an observable price transaction relating to ILiAD’s private offering in August 2022 (see Note J to our unaudited condensed consolidated financial statements included herein).

Realized and Unrealized Loss on Marketable Securities. For the three months ended September 30, 2022, we recorded a realized and unrealized loss on marketable securities of $268,000 as compared to $40,000 for the three months ended September 30, 2021. The change of $228,000 is due to unfavorable market conditions for the three months ended September 30, 2022 resulting in additional realized and unrealized losses.

Income Taxes. For the three months ended September 30, 2022, we had a current tax benefit for federal, state and local income taxes of $274,000 and a deferred tax expense of $976,000. For the three months ended September 30, 2021, we had a current tax expense for federal, state and local income taxes of $2,326,000 and a deferred tax benefit of $37,000. The net decrease of income tax expense of $1,587,000 was primarily due to decreased taxable income of $5,851,000.

Share of Net Losses of Equity Method Investee. We incurred a net loss of $285,000 during the three month period ended September 30, 2022 related to our equity share in ILiAD as compared to a net loss of $186,000 for the three months ended September 30, 2021 (see Note J to our unaudited condensed consolidated financial statements included herein).

Net Income (Loss). As a result of the foregoing, we realized a net income of $2,226,000 or $0.09 per share basic and diluted for the three months ended September 30, 2022 compared with net income of $6,589,000 or $0.28 per share basic and $0.27 per share diluted for the three months ended September 30, 2021.  The decrease in net income for the three months ended September 30, 2022 was primarily due to no revenue for the period as compared to revenue of $17,000,000 from our litigation settlement with Hewlett-Packard for the three months ended September 30, 2021. This was partially offset by a $3,727,000 gain related to the Company’s equity method investment for the three months ended September 30, 2022.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Revenue. We had no revenue for the nine months ended September 30, 2022 as compared to revenue of $35,692,000 for the nine months ended September 30, 2021. Revenue for the nine months ended September 30, 2021 resulted from our resolution of a contractual dispute with Cisco concerning licensing of our Remote Power Patent and our litigation settlement with Hewlett-Packard (see Note I[1] and I[2] to our unaudited condensed consolidated financial statements included herein).

Operating Expenses. Operating expenses for the nine months ended September 30, 2022 were $2,569,000 as compared to $15,285,000 for the nine months ended September 30, 2021. We had costs of revenue of $-0- and $12,030,000 for the nine months ended September 30, 2022 and 2021, respectively. Included in the costs of revenue for the nine months ended September 30, 2021 were contingent legal fees of $10,245,000 and $1,785,000 of incentive bonus compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note H[1] to our unaudited condensed consolidated financial statements included herein).

General and administrative expenses were $1,812,000 for the nine months ended September 30, 2022 as compared to $1,650,000 for the nine months ended September 30, 2021. The increase in general and administrative expenses of $162,000 was primarily due to stock-based compensation expense related to the issuance of restricted stock units, which was $407,000 for the nine months ended September 30, 2022 as compared to $183,000 for the nine months ended September 30, 2021. The increase in stock-based compensation expense was due to the issuance of additional restricted stock units to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note H[1] to our unaudited condensed consolidated financial statement included herein). Professional fees and related costs were $524,000 for the nine months ended September 30, 2022 as compared to $1,384,000 for the nine months ended September 30, 2021 as a result of decreased expenses related to patent litigation.

Operating (Loss) Income. We had an operating loss of $2,569,000 for the nine months ended September 30, 2022 compared with operating income of $20,407,000 for the nine months ended September 30, 2021. The operating loss for the nine months ended September 30, 2022 was due to no revenue for the period as compared to revenue of $35,692,000 for the nine months ended September 30, 2021.

Interest and Dividend Income. Interest and dividend income for the nine months ended September 30, 2022 was $532,000 as compared to $185,000 for the nine months ended September 30, 2021 primarily as a result of a change in the mix of our short term fixed income investments and cash equivalents.

Gain on Conversion of Note. For the nine months ended September 30, 2022, we recorded a gain on conversion of our ILiAD convertible note of $271,000 as compared to $-0- for the nine months ended September 30, 2021 as a result of the conversion of the note and accrued interest into equity of ILiAD (see Note J to our unaudited condensed consolidated financial statements included herein).

Gain on Equity Method Investment. For the nine months ended September 30, 2022, we recorded a gain on our equity method investment of $3,727,000 as compared to $-0- for the nine months ended September 30, 2021 as a result of an adjustment to our equity method investment based on the fair value of an observable price transaction of ILiAD relating to its private offering in August 2022 (see Note J to our unaudited condensed consolidated financial statements included herein).

Realized and Unrealized Loss on Marketable Securities. For the nine months ended September 30, 2022, we recorded a realized and unrealized loss on marketable securities of $1,358,000 as compared to $32,000 for the nine months ended September 30, 2021. The change of $1,326,000 is due to unfavorable market conditions for the nine months ended September 30, 2022 resulting in additional realized and unrealized losses.

Income Taxes. For the nine months ended September 30, 2022, we had a current tax benefit of $274,000 for federal, state and local income taxes and a deferred tax expense of $422,000. For the nine months ended September 30, 2021, we had a current tax expense for federal, state and local income taxes of $3,036,000 and a deferred tax expense of $1,635,000. The net decrease of income tax expense of $4,523,000 was primarily due to decreased taxable income of $19,957,000.

Share of Net Losses of Equity Method Investee. We incurred a net loss of $1,073,000 during the nine month period ended September 30, 2022 related to our equity share in ILiAD as compared to a net loss of $632,000 for the nine months ended September 30, 2021 (see Note J to our unaudited condensed consolidated financial statements included herein).

Net Income (Loss). As a result of the foregoing, we realized a net loss of $618,000 or $0.03 loss per share basic and diluted for the nine months ended September 30, 2022 compared with net income of $15,257,000 or $0.63 per share basic and $0.62 per share diluted for the nine months ended September 30, 2021.  The net loss for the nine months ended September 30, 2022 was due to no revenue for such period as compared to $35,692,000 of revenue for the nine months ended September 30, 2021 from the resolution of our contractual dispute with Cisco and our litigation settlement with Hewlett-Packard (see Notes I[1] and I[2] to our unaudited condensed consolidated financial statements included herein).

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from revenue from licensing our patents. At September 30, 2022, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $48,923,000 and working capital of $48,555,000. Based on our current cash position, we believe that we will have sufficient cash to fund our operations for the next twelve months and the foreseeable future.

Working capital decreased by $7,110,000 at September 30, 2022 to $48,555,000 as compared to working capital of $55,665,000 at December 31, 2021.  The decrease in working capital of $7,110,000 for the nine months ended September 30, 2022 was primarily due to our operating loss of $2,569,000, cash dividends paid of $2,381,000, and an additional investment of $1,000,000 in ILiAD.

Net cash (used in) provided by operating activities for the nine months ended September 30, 2022 decreased by $24,781,000 from $19,601,000 provided by operating activities for the nine months ended September 30, 2021 to $5,180,000 used in operating activities for the nine months ended September 30, 2022, primarily due to revenue of $35,692,000 from resolution of our contractual dispute with Cisco and our litigation settlement with Hewlett-Packard during the nine months ended September 30, 2021.

Net cash (used in) provided by investing activities during the nine months ended September 30, 2022 was $(15,238,000) as compared to $608,000 for the nine months ended September 30, 2021 primarily as a result of the differential of purchases and sales of marketable securities.

Net cash used in financing activities for the nine months ended September 30, 2022 and 2021 was $2,915,000 and $2,541,000, respectively. The change of $374,000 primarily resulted from repurchases of common stock of $422,000 for the nine months ended September 30, 2022 compared to $131,000 of repurchases for the nine months ended September 30, 2021 and the value of shares delivered to fund withholding taxes of $112,000.

We maintain our cash in money market funds, government securities, certificates of deposit, and short-term fixed income securities. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of our financial statements included in this Quarterly Report on Form 10-Q requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of our unaudited condensed consolidated financial statements include revenue recognition, contingent legal fees and related expenses, income taxes, valuation of patents and equity method investments, including the evaluation of the Company’s basis difference. Actual results could be materially different from those estimates, upon which the carrying values were based. See also Note B to our unaudited condensed consolidated financial statements included in this quarterly report.

We believe our most critical accounting policies and estimates to be the following:

Equity Method Investments

Equity method investments are equity securities in entities that we do not control but over which we have the ability to exercise significant influence. These investments are accounted for under the equity method of accounting in accordance with ASC 323, Investments — Equity Method and Joint Ventures (see Note J hereof). Equity method investments are measured at cost minus impairment, if any, plus or minus the Company’s share of an investee’s income or loss, and adjustments based on the investees observable price transactions, if any. Our proportionate share of the income or loss from equity method investments is recognized on a one-quarter lag. When our carrying value in an equity method investment is reduced to zero, no further losses are recorded in our financial statements unless we guaranteed obligations of the investee company or have committed additional funding. When the investee company subsequently reports income, we will not record our share of such income until it equals the amount of our share of losses not previously recognized. In the event the equity method investee enters into an observable price transaction, the Company will increase or decrease the carrying value in its equity method investment based on the fair value indicated by such transaction. Upon sale of equity method investments, the difference between sales proceeds and the carrying amount of the equity investment is recognized in profit or loss. In determining whether an equity method investment is impaired, we take into consideration a variety of factors including the operating and financial performance of the investee, the investee’s future business plans and projections, discussions with the investee’s management, and our intent and ability to hold the investment until it recovers in value. Accordingly, we make assumptions and estimates in assessing whether an impairment has occurred and if, in the future, our assumptions and estimates made in assessing the fair value of these investments change, this could result in a material decrease in the carrying value of the investment. This would cause us to write-down the carrying value of the investment and could have a material adverse effect on our results of operations in the period the impairment charge is taken.

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

(b) Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our legal proceedings see Note I and Note O to our unaudited condensed consolidated financial statements included in this Quarterly Report and Item 1. Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2021 (filed with the SEC on March 30, 2022). During the three months ended September 30, 2022, no material events occurred with respect to our legal proceedings.

ITEM 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and trading price of our common stock. Investors should carefully consider the risks described in this Quarterly Report on Form 10-Q for the three months ended September 30, 2022, and our Annual Report on Form 10-K for the year ended December 31, 2021 (pages 11-20), filed with the SEC on March 30, 2022.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Issuances of Unregistered Securities

There were no such issuances during the three and nine months ended September 30, 2022.

Stock Repurchases

On June 8, 2021, our Board of Directors authorized an extension and increase of the Share Repurchase Program to repurchase up to $5,000,000 of shares of our common stock over the subsequent 24 month period. The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in our discretion. The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors. The Share Repurchase Program may be increased, suspended or discontinued at any time. Since inception of the Share Repurchase Program in August 2011 through September 30, 2022, we have repurchased an aggregate of 9,162,427 shares of our common stock at an aggregate cost of $17,647,631 (exclusive of commissions) or an average per share price of $1.93. During the three months ended September 30, 2022, we repurchased an aggregate of 75,213 shares of our common stock at an aggregate cost of $174,530 or an average per share price of $2.32. During the nine months ended September 30, 2022, we repurchased an aggregate of 178,293 shares of its common stock at an aggregate cost of $422,388 (exclusive of commission) or an average per share price of $2.37. At September 30, 2022, the remaining dollar value of shares that may be repurchased under the Share Repurchase Program was $3,508,374.

During the months of July, August and September 2022, we purchased common stock pursuant to our Share Repurchase Program as indicated below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2022	18,438	$2.39	18,438	$3,638,879
August 1 to August 31, 2022	14,483	$2.30	14,483	$3,605,541
September 1 to September 30, 2022	42,292	$2.30	42,292	$3,508,374
Total	75,213	$2.32	75,213

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

NETWORK-1 TECHNOLOGIES, INC.

Date: November 14, 2022	By:	/s/ Corey M. Horowitz
Corey M. Horowitz Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ David C. Kahn
David C. Kahn Chief Financial Officer (Principal Financial Officer)