Form 10-K
period 2022-12-31
NETWORK-1 TECHNOLOGIES, INC.
filed 2023-03-30
CIK 1065078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in this filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D.1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of June 30, 2022 was approximately $39,885,677 based on the closing price as reported on NYSE American Exchange.  Shares of voting stock held by each officer and director and by each person, who as of June 30, 2022, the last business day of the Registrant’s most recently completed second quarter, may be deemed to have beneficially owned more than 10% of the voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

The number of shares outstanding of Registrant's common stock as of March 23, 2023 was 23,817,505.

NETWORK-1 TECHNOLOGIES, INC.

2022 FORM 10-K

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

ITEM 1.   BUSINESS

Overview

Our principal business is the development, licensing and protection of our intellectual property assets. We presently own ninety-seven (97) U.S. patents, fifty-two (52) of such patents have expired, and eight foreign patents relating to (i) our Cox patent portfolio (the “Cox Patent Portfolio”) relating to enabling technology for identifying media content on the Internet and taking further actions to be performed after such identification; (ii) our M2M/IoT patent portfolio (the “M2M/IoT Patent Portfolio”) relating to, among other things, enabling technology for authenticating, provisioning and using embedded Sim (Subscriber Identification Module) technology in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers; (iii) our HFT patent portfolio (the “HFT Patent Portfolio”) covering certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems where the difference between success and failure may be measured in nanoseconds; (iv) our Mirror Worlds patent portfolio (the “Mirror Worlds Patent Portfolio”) relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; and (v) our remote power patent (the “Remote Power Patent”) covering the delivery of Power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras.  In addition, we review opportunities to acquire or license additional intellectual property as well as other strategic alternatives.

We have invested $7,000,000 in ILiAD Biotechnologies, LLC (“ILiAD”), a clinical stage biotechnology company with an exclusive license to sixty-four (64) patents. On December 31, 2022, we owned approximately 6.8% of the outstanding units of ILiAD on a non-fully diluted basis and 6.3% of the outstanding units on a fully diluted basis (after giving effect to the exercise of all outstanding options and warrants).

Our current strategy includes continuing our efforts to monetize our intellectual property.  In addition, we continue to seek to acquire additional intellectual property assets to develop, commercialize, license or otherwise monetize. Our strategy includes working with inventors and patent owners to assist in the development and monetization of their patented technologies. Our patent acquisition and development strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as we have achieved with respect to our Remote Power Patent and our Mirror Worlds Patent Portfolio. In addition, we may also enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.

We have been dependent upon our Remote Power Patent for a significant portion of our revenue. We no longer receive licensing revenue for our Remote Power Patent for any period subsequent to March 7, 2020 (the expiration date of the patent). Our future revenue is largely dependent on our ability to monetize our other patent assets.

We have pending litigation involving our assertion of infringement claims concerning certain patents within our Cox Patent Portfolio and our Remote Power Patent. In addition, we have a pending appeal to the U.S. Court of Appeals for the Federal Circuit of the District Court judgment of non-infringement dismissing our case against Meta Platforms, Inc. (formerly Facebook, Inc.) involving certain patents within our Mirror Worlds Patent Portfolio (see “Legal Proceedings” at pages 19-21 of this Annual Report).

At December 31, 2022, we had cash and cash equivalents and marketable securities of $48,439,000 and working capital of $47,359,000. Based on our current cash position, we believe that we will have sufficient cash to fund our operations for the foreseeable future.

Overview of Our Patents

We currently own ninety-seven (97) U.S. patents and eight foreign patents relating to patents within our Cox Patent Portfolio, M2M/IoT Patent Portfolio, HFT Patent Portfolio, Mirror World Patent Portfolio and our Remote Power Patent. With respect to our ninety-seven (97) U.S. patents, fifty-two (52) of such patents have expired. However, we can assert expired patents against third parties but only for past damages up to the expiration date. We currently have pending litigation involving expired patents including our Remote Power Patent, and certain patents within our Cox and Mirror Worlds Patent Portfolios (see “Legal Proceedings” at pages 19-21 hereof).

Cox Patent Portfolio

Our Cox Patent Portfolio, acquired from Dr. Ingemar Cox in February 2013, currently consists of thirty-nine (39) U.S. patents relating to enabling technology for identifying media content on the Internet, such as audio and video, and taking further actions to be performed based on such identification. All of the patents within our Cox patent portfolio expired in September 2021 except for two patents which expire in July 2023 and November 2023. We have pending litigation against Google Inc. and YouTube, LLC involving assertion of certain patents within our Cox Patent Portfolio (see “Legal Proceedings” at page 19 hereof). The patents within our Cox Patent Portfolio are based on a patent application filed in 2000. Since the acquisition of the Cox Patent Portfolio in February 2013, we have been issued thirty-four (34) additional patents relating to this portfolio. The claims in these thirty-four (34) additional patents are generally directed towards systems of content identification and performing actions following therefrom.

We are obligated to pay Dr. Cox 12.5% of the net proceeds generated by us from licensing, sale or enforcement of the Cox Patent Portfolio. Dr. Cox provides consulting services to us with respect to the Cox Patent Portfolio and assists our efforts to develop the patent portfolio.

Dr. Cox is currently a Professor at the University of Copenhagen and University College London where he is head of its Information and Decision Systems Group. Dr. Cox was formerly a member of the Technical Staff at AT&T Bell Labs and a Fellow at NEC Research Institute. He is a Fellow of the ACM, IEEE, the IET (formerly IEE), and the British Computer Society and is a member of the UK Computing Research Committee. In 2019, Dr. Cox was the recipient of the Tony Kent Strix Award in recognition of his contribution to the field of information retrieval. He was founding co-editor in chief of the IEE Proc. on Information Security and was an associate editor of the IEEE Trans. on Information Forensics and Security. He is co-author of a book entitled “Digital Watermarking” and its second edition “Digital Watermarking and Steganography”. He is an inventor or co-inventor of over seventy (70) U.S. patents.

M2M/IoT Patent Portfolio

Our M2M/IoT Patent Portfolio, acquired in December 2017 from M2M and IoT Technologies, LLC (“M2M”), relates to, among other things, enabling technology for authenticating, provisioning and using embedded SIM technology in next generation IoT, Machine-to-Machine and other mobile devices including smartphones, tablets and computers as well as automobiles and drones. The M2M/IoT Patent Portfolio currently consists of thirty-four (34) issued U.S. patents, four pending U.S. patent applications, seven registered foreign patents and seven additional pending non-U.S. patent applications. Since we acquired the M2M/IoT Patent Portfolio in December 2017, we have been issued twenty-two (22) additional U.S. patents with respect to the portfolio. We anticipate further issuances of additional claims for this portfolio. The expiration dates of the thirty-four (34) issued U.S. patents currently within our M2M/IoT Patent Portfolio range from September 2033 to May 2034.

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

HFT Patent Portfolio

On March 25, 2022, we acquired the HFT Patent Portfolio. This portfolio covers certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems where the difference between success and failure may be measured in nanoseconds. The HFT Patent Portfolio currently includes nine issued U.S. patents and two pending U.S. patents.

In addition to the purchase price that we paid at closing, we have an obligation to pay the seller an additional cash payment of $500,000 and $375,000 of our common stock contingent upon achieving certain milestones with respect to the HFT Patent Portfolio. We also have an obligation to pay the seller 15% of the first $50 million of net proceeds (after deduction of expenses) generated from the patent portfolio and 17.5% of net proceeds greater than $50 million.

Mirror Worlds Patent Portfolio

Our Mirror Worlds Patent Portfolio, acquired in May 2013, consists of ten (10) U.S. patents and covers foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system. All of our patents within our Mirror Worlds Patent Portfolio have expired. The Mirror Worlds Patent Portfolio includes U.S. Patent No. 6,006,227 (the “227 Patent”), U.S. Patent No. 7,865,538 and U.S. Patent No. 8,255,439 which are currently being asserted in our litigation against Meta Platforms, Inc. (formerly Facebook, Inc.) (see “Legal Proceedings” at pages 19-20 hereof). Our 227 Patent was previously asserted in litigations against Apple Inc. and Microsoft Corporation which were settled resulting in aggregate payments to us of $29,650,000.

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

As part of our acquisition of the Mirror Worlds Patent Portfolio in 2013, we also entered into an agreement with Recognition Interface, LLC (“Recognition”), an entity that financed the commercialization of the Mirror Worlds patent portfolio prior to its sale to Mirror Worlds, LLC and also retained an interest in the licensing proceeds of the Mirror Worlds patent portfolio. Pursuant to the terms of the agreement with us, we are obligated to pay Recognition an interest in the net proceeds realized from our monetization of the Mirror Worlds Patent Portfolio as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; and (iii) 20% of any portion of the net proceeds in excess of $250 million. Since entering into the agreement with Recognition in May 2013, we have paid Recognition an aggregate of $3,127,000 with respect to such net proceeds interest in our Mirror Worlds Patent Portfolio (no such payments were made during the years 2022 and 2021).

Remote Power Patent

Our Remote Power Patent (U.S. Patent No. 6,218,930) covers the delivery of power over Ethernet cables for the purpose of remotely powering network devices such as wireless access ports, IP phones and network based cameras. Our Remote Power Patent expired on March 7, 2020. Notwithstanding the expiration of the Remote Power Patent in March 2020, we are currently asserting the patent in separate actions against five defendants for damages prior to March 7, 2020 (expiration date) (see “Legal Proceedings” at page 20 hereof).

On June 13, 2003, the Institute of Electrical Engineers (IEEE), a non-profit, technical professional association, approved the 802.3af Power over Ethernet standard (the “Standard”), which covers technologies deployed in delivering power over Ethernet networks. The Standard provides for the Power Sourcing Equipment (PSE) to be deployed in switches or as standalone midspan hubs to provide power to remote devices such as wireless access points, IP phones and network-based cameras. The technology is commonly referred to as Power over Ethernet (“PoE”). In 2009, the IEEE Standards Association approved 802.3at, a new PoE standard which, among other things, increased the available power for delivery over Ethernet networks. We believe that our Remote Power Patent covers several of the key technologies covered by both the 802.3af and 802.3at standards.

Network-1 Strategy

Our strategy is to capitalize on our intellectual property assets by entering into licensing arrangements with third parties that utilize our intellectual property's proprietary technologies as well as any additional proprietary technologies covered by patents which may be acquired by us in the future. Our current patent acquisition and development strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as has been the case with our Remote Power Patent and Mirror Worlds Patent Portfolio. Our Remote Power Patent has generated licensing revenue in excess of $187,000,000 from May 2007 through December 31, 2022. Since acquisition of our Mirror Worlds Patent Portfolio in May 2013, we have received licensing and other revenue of $47,150,000 through December 31, 2022. In addition, we may enter into third party strategic relationships with inventors and patent owners to assist in the development and monetization of their patent technologies. Based on our cash position, we review opportunities to acquire additional intellectual property as well as evaluate other strategic alternatives.

In connection with our activities relating to the protection of our intellectual property assets, or the intellectual property assets of third parties with whom we may have strategic relationships in the future, it may be necessary to assert patent infringement claims against third parties whom we believe are infringing our patents or those of our strategic partners. We are currently involved in several litigations to protect our patents including certain patents within our Cox Patent Portfolio, Mirror Worlds Patent Portfolio and Remote Power Patent (see “Legal Proceedings” at pages 19-21 hereof). We have previously successfully asserted litigation with respect to our Remote Power Patent and our Mirror Worlds Patent Portfolio and have also been successful in defending proceedings at the USPTO challenging the validity of our Remote Power Patent and certain patents within our Cox Patent Portfolio.

Significant Licensees

We had no revenue for the year ended December 31, 2022. Revenue from our Remote Power Patent constituted 100% of our revenue for the year ended December 31, 2021, of which two licensees constituted 99% of our revenue for such year.

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

Regulatory Environment

If new legislation, regulations or rules are implemented either by Congress, the USPTO or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our business, financial condition and results of operations. Certain legislation, regulations, and rulings by the courts and actions by the USPTO have materially increased the risk and cost of enforcement of patents. U.S. patent laws were amended by the Leahy-Smith America Invents Act, referred to as the “America Invents Act”, which became effective on March 16, 2013. The America Invents Act included a number of significant changes to U.S. patent law. In general, it addressed issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation and new administrative post-grant review procedures to challenge the patentability of issued patents outside of litigation, including Inter Partes Review (IPR) and Covered Business Method Review (CBM) proceedings which provide third parties a timely and cost effective alternative to district court litigation to challenge the validity of an issued patent. The America Invents Act and its implementation has increased the uncertainties and costs surrounding the enforcement of patent rights has made it more difficult to successfully enforce our patents.

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

Investment in ILiAD Biotechnologies

During the period December 2018 to date, we made an aggregate investment of $7,000,000 in ILiAD, a privately held clinical stage biotechnology company dedicated to the prevention and treatment of human disease caused by Bordetella pertussis. ILiAD is currently focused on validating its proprietary intranasal vaccine, BPZE1, for the prevention of pertussis (whooping cough). Pertussis is a life-threatening disease caused by the highly contagious respiratory bacterium Bordetella pertussis. According to the U.S. Centers for Disease Control and Prevention, each year pertussis affects approximately 16 million people globally, accounting for nearly 200,000 deaths. ILiAD has the exclusive license to sixty-four (64) issued patents and has thirty (30) pending patent applications. On December 31, 2022, we owned approximately 6.8% of the outstanding units of ILiAD on a non-fully diluted basis and 6.3% of the outstanding units on a fully diluted basis (after giving effect to the exercise of all outstanding options, and warrants). In connection with our investment, Corey Horowitz, our Chairman and Chief Executive Officer, became a member of ILiAD’s Board of Managers.

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

On August 24, 2022, ILiAD consummated a private financing of $42,800,000 of its Class D units, of which a multi-national pharmaceutical company invested $30,000,000. As a result of the financing, we recognized a gain of $3,883,000 on our equity investment and a gain of $271,000 with respect to the conversion of our convertible note in the principal amount of $1,000,000 plus interest into equity of ILiAD.

Corporate Information

We were incorporated under the laws of the State of Delaware in July 1990. Our principal executive offices are located at 65 Locust Avenue, Third Floor, New Canaan, Connecticut 06840 and our telephone number is (203) 920-1055.

Available Information

We file or furnish various reports, such as registration statements, quarterly and current reports, proxy statements and other materials with the SEC. Our website address is www.network-1.com. You may obtain, free of charge on our Internet website, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information we post on our website is intended for reference purposes only; none of the information posted on our website is part of this Annual Report or incorporated by reference herein.

In addition to the materials that are posted on our website, you may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and other information statements, and other information regarding issuers, including us, that file electronically with the SEC. The address of the SEC’s Internet site is http://www.sec.gov.

Employees and Consultants

We currently have two employees and two consultants providing monthly services to us.

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

Risks Related to Our Business

Our revenue from licensing intellectual property is uncertain as it is generally dependent upon litigation outcomes involving our patents which we cannot predict.

Our revenue is dependent upon our litigation outcomes. We currently have pending litigation involving our Cox Patent Portfolio and Mirror Worlds Patent Portfolio as well as our Remote Power Patent (see “Legal Proceedings” at pages 19-21 hereof). Patent litigation is inherently risky and uncertain and we cannot assure you that any of our current or future litigation will result in a favorable outcome for us. Accordingly, our revenue is uncertain.

If we are unable to protect our patents, our business would be negatively impacted.

We believe our patents are valid, enforceable and valuable. Despite this belief, third parties typically defend assertion of our patents by asserting defenses, among others, of non-infringement and invalidity. In addition, in the future certain of our patents may be subject to USPTO post-grant inter partes review proceedings (IPRs) which could result in all or a part of our patents being invalidated or the claims being limited. Unfavorable outcomes in our litigation or IPRs may reduce our ability to enforce our patents or have other adverse consequences. If we are unable to protect our patents or otherwise realize value for them, our business would be negatively impacted.

The outcome of our substantial investment in ILiAD is uncertain.

To date we have invested $7,000,000 in ILiAD, a privately held clinical stage biotechnology company, with focus on validating its proprietary intranasal vaccine (BPZE1) for the prevention of pertussis (whopping cough). For the year ended December 31, 2022, we recorded a gain of $3,883,000 on our ILiAD investment in accordance with Accounting Standards Codification (ASC) 323 as a result of ILiAD’s completion of a private financing of approximately $42,800,000 in August 2022 which included an investment of $30,000,000 by a multi-national pharmaceutical company. We also recorded a gain in 2022 of $271,000 in connection with conversion of our convertible note in the principal amount of $1,000,000 plus accrued interest into equity in the ILiAD private offering (see Note B[6] and Note H to our consolidated financial statements included herein). Notwithstanding the gains we recorded in 2022, our investment in ILiAD remains subject to substantial risks.

We have been dependent upon our Remote Power Patent for a significant portion of our revenue and we may not be able to generate future revenue from our other patents.

Our Remote Power Patent has generated licensing revenue for us in excess of $187,000,000 from May 2007 through December 31, 2022. We had no revenue in 2022 and revenue from our Remote Power Patent constituted 100% of our revenue for 2021 ($36,029,000), 2020 ($4,403,000) and 2019 ($3,037,000). As a result of the expiration of our Remote Power Patent on March 7, 2020, we no longer receive licensing revenue from such patent for any period subsequent to the expiration date. Our failure to successfully monetize our other patents would have a negative impact on our business, financial condition and operating results.

We may not achieve successful outcomes of our pending or future litigation which would have a negative impact on our business.

We are currently enforcing certain patents within our Cox Patent Portfolio against Google and YouTube, who are challenging these patents and we are also asserting our Remote Power Patent in nine separate litigations against ten defendants. We have appealed to the Federal Circuit the District Court decision granting Facebook (Meta Platforms, Inc.), summary judgment of non-infringement and dismissing our case involving certain patents within our Mirror Worlds Patent Portfolio (see “Legal Proceedings” at pages 19-20 hereof). In addition, our M2M/IoT Patent Portfolio and HFT Patent Portfolio, are not currently being asserted. We may not have success in enforcing or defending our patents, which would have a negative impact on our business.

We may not be able to capitalize in the future on our strategy to acquire high quality patents with significant licensing opportunities or enter into strategic relationships with third parties to license or otherwise monetize their intellectual property.

Based upon the success we achieved from licensing our Remote Power Patent (twenty-eight (28) license agreements which generated in excess of $187,000,000 of revenue), the revenue we generated from our Mirror Worlds Patent Portfolio ($47,150,000) and establishing a patent portfolio currently consisting of ninety-seven (97) U.S. patents and eight foreign patents as well as our cash position, we believe we have the expertise and sufficient capital to compete in the patent monetization market and to enter strategic relationships with third parties to develop, commercialize, license or otherwise monetize their patents. Our strategy is to focus on acquiring high quality patent assets which management believes have the potential for significant licensing opportunities. However, we may not be able to acquire such additional high quality patents or, if acquired, we may not achieve material revenue or profit from such patents. Acquisitions of patent assets are competitive, time consuming, complex and costly to consummate. High quality patents with significant licensing opportunities are difficult to find and are often very competitive to acquire.  In addition, such acquisitions present material risks. Even if we acquire such additional patent assets, we may not be able to achieve significant licensing revenue or even generate sufficient revenue related to such patent assets to offset the acquisition costs and the legal fees and expenses which may be incurred to enforce, license or otherwise monetize such patents. In addition, we may not be able to enter into strategic relationships with third parties to license or otherwise monetize their intellectual property and, even if we consummate such strategic relationships, we may not achieve material revenue or profit from such relationships.

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

Our quarterly and annual operating and financial results are difficult to predict and may fluctuate significantly from period to period. In 2022, we had no revenue and incurred a net loss of $2,326,000. We had revenue of $36,029,000 and net income of $14,281,000 for 2021, as compared to revenue of $4,403,000 and a net loss of $1,709,000 for 2020. We had revenue of $3,037,000 and a net loss of $1,792,000 for 2019 as compared to revenue and net income of $22,106,000 and $7,706,000 for 2018. Accordingly, our revenue, net income and results of operations may widely fluctuate as a result of a variety of factors that are outside our control including the timing and our ability to achieve successful outcomes from current and future patent litigation, our ability and timing in consummating future license agreements for our intellectual property assets, the timing and extent of payments received by us from licensees, whether we will achieve a successful outcome of our investment in ILiAD, and the timing and our ability to achieve revenue from future strategic relationships.

In the future we could be classified as a Personal Holding Company resulting in a 20% tax on our PHC Income that we do not distribute to our shareholders.

The personal holding company (“PHC”) rules under the Internal Revenue Code impose a 20% tax on a PHC’s undistributed personal holding company income (“UPHCI”), which means, in general, taxable income subject to certain adjustments and reduced by certain distributions to shareholders. For a corporation to be classified as a PHC, it must satisfy two tests: (1) that more than 50% in value of its outstanding shares must be owned directly or indirectly by five or fewer individuals at any time during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the “Ownership Test”) and (2) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the “Income Test”). During the second half of 2022, based on available information concerning our shareholder ownership, we did not satisfy the Ownership Test and thus we were not a PHC for 2022. However, we may be determined to be a PHC in the future.  If we were determined to be a PHC in 2023 or any future year, we would be subject to an additional 20% tax on our UPHCI. In such event, we may issue a special cash dividend to our shareholders in an amount equal to the UPHCI rather than incur the 20% tax.

We are dependent upon our CEO and Chairman.

Our success is largely dependent upon the personal efforts of Corey M. Horowitz, our Chairman, Chief Executive Officer and Chairman of our Board of Directors. On March 22, 2022, we entered into a new four year employment agreement with Mr. Horowitz pursuant to which he continues to serve as our Chairman and Chief Executive Officer. The loss of the services of Mr. Horowitz would have a material adverse effect on our business and prospects. We do not maintain key-man life insurance on the life of Mr. Horowitz.

Cash dividends may not be continued to be paid.

Our dividend policy consists of semi-annual cash dividends of $0.05 per share ($0.10 per share annually) which have been paid in March and September of each year. We have paid such semi-annual dividends since our dividend policy was enacted in December 2016. At this time we anticipate continuing to pay dividends consistent with our policy. However, our dividend policy undergoes a periodic review by our Board of Directors and is subject to change at any time depending upon our earnings, financial requirements and other factors existing at the time.  We may not be in a position to continue to pay dividends in the future.

Legislation, regulations, court rulings and actions by the USPTO have materially increased the risk and cost of enforcement of patents and may continue to do so in the future.

Legislation, regulations, court rulings and actions by the USPTO have materially increased the risk and cost of enforcing patents. U.S. patent laws were amended by the Leahy-Smith America Invents Act, referred to as the America Invents Act, which became effective on March 16, 2013. The America Invents Act included a number of significant changes to U.S. patent law. In general, it addressed issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, established new procedures for patent litigation and new administrative post-grant review procedures to challenge the patentability of issued patents outside of litigation, including Inter Partes Review (IPR) and Covered Business Method Review (CBM) proceedings which provide third parties a timely, cost effective alternative to district court litigation to challenge the validity of an issued patent. In addition, the America Invents Act changed the way that parties may be joined in patent infringement actions, and increased the likelihood that such actions will need to be brought against individual parties allegedly infringing by their respective individual actions or activities. The America Invents Act and its implementation also increased the uncertainties and costs surrounding the enforcement of patent rights, which could have a material adverse effect on our business, financial condition and results of operations.

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

We have pending litigations involving our Cox Patent Portfolio, Mirror Worlds Patent Portfolio (pending appeal to the Federal Circuit of dismissal of our Facebook (Meta Platforms, Inc.) litigation) and Remote Power Patent (see “Legal Proceedings” at pages 19-21 of this Annual Report). While we have contingent legal fee arrangements, or a contingency plus a fixed cash amount arrangement, with our patent litigation counsel in each litigation, we are responsible for all or a portion of the expenses which are anticipated to be material. In addition, the time and effort required of our management to effectively pursue these litigations is likely to be significant and it may adversely affect other business opportunities.

We face intense competition to acquire intellectual property and enter into strategic relationships.

With respect to our ability to acquire additional intellectual property or enter into strategic relationships with third parties to monetize their intellectual property, we face considerable competition from other companies, many of which have significantly greater financial and other resources than we have. We face a number of competitors in the patent licensing and enforcement business seeking to acquire intellectual property rights from third parties. Many of these competitors have significantly more financial and human resources than us.

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

General Risk Factors

Investors may have limited influence on stockholder decisions because ownership of our common stock is concentrated.

As of March 10, 2023, our executive officers and directors beneficially owned 30.8% of our outstanding common stock. As a result, these stockholders may be able to exercise substantial control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership will limit other stockholders' ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with U.S. GAAP. Any changes in estimates, judgments and assumptions could have a material adverse effect on our business, financial condition, and operating results.

The preparation of financial statements in accordance with accounting principles generally accepted in the Unites States (“U.S. GAAP”) involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities and related reserves, revenues, expenses, and income. Estimates, judgments, and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities, expenses, and income. Any such changes could have a material adverse effect on our business, financial condition, and operating results.

Provisions in our corporate charter, by-laws and in Delaware law could make it more difficult for a third party to acquire us, discourage a takeover and adversely affect existing stockholders.

Our certificate of incorporation authorizes the Board of Directors to issue up to 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our Board of Directors, without further action by stockholders, and may include, among other things, voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions, any of which could adversely affect holders of our common stock. Although there are currently no shares of preferred stock outstanding, future holders of preferred stock may have rights superior to our common stock and such rights could also be used to restrict our ability to merge with or sell our assets to third parties.

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

The market price of our common stock may be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	the outcome of our litigation against Google and YouTube involving certain patents within our Cox Patent Portfolio;
•	our ability to further develop, license and monetize our M2M/IoT Patent Portfolio;
•	our ability to further develop, license and monetize our HFT Patent Portfolio;
•	our ability to achieve a successful outcome of our investment in ILiAD;
•	the outcome of our appeal to the Federal Circuit of the District Court ruling granting Facebook summary judgment of non-infringement and dismissing our case involving certain patents within our Mirror Worlds Patent Portfolio;
•	our ability to acquire additional intellectual property;
•	our ability to enter into strategic relationships with third parties to license or otherwise monetize their intellectual property;
•	variations in our quarterly and annual operating results;
•	our ability to continue to pay cash dividends;
•	our ability to raise capital if needed;
•	sales of our common stock;
•	technology changes;
•	legislative, regulatory and competitive developments; and
•	economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also have a material and adverse effect on the market price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive offices are located in New Canaan, Connecticut, where we lease approximately 2,000 square feet of office space at a base rent of $5,500 per month pursuant to a lease amendment, dated May 1, 2022, which term expires on April 30, 2025. We believe that our office facility is suitable and appropriate to support our current needs.

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

The litigations against Google and YouTube were subject to court ordered stays which were in effect from July 2, 2015 until January 2, 2019 as a result of proceedings then pending at the Patent Trial and Appeal Board (PTAB) and the appeals to the U.S. District Court of Appeals for the Federal Circuit. Pursuant to a joint stipulation and order, entered on January 2, 2019, the parties agreed, among other things, that the stays with respect to the litigations were lifted. In January 2019, the two litigations against Google and YouTube were consolidated. Discovery is complete and the parties have each submitted summary judgment motions. A trial date has not yet been set.

Mirror Worlds Patent Portfolio Litigation

Meta (Facebook) Litigation

On May 9, 2017, Mirror Worlds Technologies, LLC, our wholly-owned subsidiary, initiated litigation against Facebook, Inc. (“now Meta Platforms, Inc., “Meta”) in the U.S. District Court for the Southern District of New York, for infringement of U.S. Patent No. 6,006,227, U.S. Patent No. 7,865,538 and U.S. Patent No. 8,255,439 (among the patents within our Mirror Worlds Patent Portfolio). The lawsuit alleges that the asserted patents are infringed by Meta’s core technologies that enable Meta’s Newsfeed and Timeline features. We seek, among other things, monetary damages based upon reasonable royalties.

On May 7, 2018, Meta filed a motion for summary judgment on non-infringement. On August 11, 2018, the Court issued an order granting Facebook’s motion for summary judgment of non-infringement and dismissed the case. On January 23, 2020, the U.S. Court of Appeals for the Federal Circuit ruled in our favor and reversed the summary judgment finding on non-infringement of the District Court and remanded the litigation to the Southern District of New York for further proceedings.

On March 7, 2022, the District Court entered a ruling granting in part and denying in part a motion for summary judgment by Meta. In its ruling the Court (i) denied Meta’s motion that the asserted patents were invalid by concluding that all asserted claims were patent eligible under §101 of the Patent Act and (ii) granted summary judgment of non-infringement in favor of Facebook and dismissed the case. We strongly disagree with the decision on non-infringement and on April 4, 2022 we filed an appeal to the U.S. Court of Appeals for the Federal Circuit. The appeal is pending.

Remote Power Patent Litigation

October-November 2022 Litigation

In October and November 2022, we initiated nine separate litigations against ten defendants for infringement of our Remote Power Patent seeking monetary damages based upon reasonable royalties, as follows:

•	On October 6, 2022, we initiated such litigation against Arista Networks, Inc., Fortinet, Inc., Honeywell International Inc. and Ubiquiti Inc. in the United States District Court, District of Delaware;
•	On October 27, 2022, and November 3, 2022, we initiated such litigation against TP-Link USA Corporation and Hikvision USA, Inc. in the United States District Court for the Central District of California;
•	On November 4, 2022, we initiated such litigation against Panasonic Holdings Corporation and Panasonic Corporation of North America in the United States District Court for the Eastern District of Texas (Marshall Division); and
•	On November 8, 2022 and November 16, 2022, we initiated such litigation against Antaira Technologies, LLC and Dahua Technology USA in the United States District Court for the Central District of California.

During the period January 24, 2023 through March 10, 2023, we entered into settlement agreements with Arista Networks, Inc., Antaira Technologies, LLC, Panasonic Holdings Corporation and TP-Link USA Corporation with respect to the above referenced litigations resulting in aggregate settlement payments to us of $537,300 and a conditional payment of $150,000.

Netgear Litigation

On December 15, 2020, we filed a lawsuit against Netgear in the Supreme Court of the State of New York, County of New York, for breach of a Settlement and License Agreement, dated May 22, 2009, with us for Netgear’s failure to make royalty payments, and provide corresponding royalty reports to us based on sales of Netgear’s PoE products. On October 22, 2021, Netgear filed a Demand for Arbitration with the American Arbitration Association (“AAA”) seeking to arbitrate certain issues raised in the litigation in the Supreme Court, State of New York, County of New York. We have objected to jurisdiction at the AAA. On April 22, 2022, Netgear filed a counterclaim in the New York court action alleging that we breached the License Agreement by not offering Netgear lower royalties. On September 22, 2022, the arbitration brought by Netgear was dismissed by the AAA on jurisdiction grounds. The case remains pending in the Supreme Court of the State of New York, County of New York.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our common stock is listed for trading on the NYSE American exchange under the symbol “NTIP”. On March 23, 2023, the closing price for our common stock as reported on the NYSE American Exchange was $2.10 per share. The number of record holders of our common stock was 39 as of March 23, 2023. In addition, we believe there were in excess of approximately 1200 holders of our common stock in “street name” as of March 23, 2023.

Dividend Policy.  Our dividend policy consists of semi-annual cash dividends of $0.05 per share ($0.10 per share annually) which have been paid in March and September of each year.  On February 23, 2022, our Board of Directors declared a semi-annual cash dividend of $0.05 per share with a payment date of March 24, 2022 to all common shareholders of record as of March 9, 2022. On September 9, 2022, our Board of Directors declared a semi-annual cash dividend of $0.05 per share with a payment date of September 30, 2022 to all common shareholders of record as of September 20, 2022. On March 3, 2023, our Board of Directors declared a semi-annual cash dividend of $0.05 per share with a payment date of March 31, 2023 to all common shareholders of record as of March 15, 2023. At this time we anticipate continuing to pay dividends consistent with our policy. However, our dividend policy undergoes a periodic review by our Board of Directors and is subject to change at any time depending upon our earnings, financial requirements and other factors existing at the time.

As of December 31, 2022, we accrued dividends of $37,000 for unvested restricted stock units with dividend equivalent rights.

Recent Issuances of Unregistered Securities. There were no unregistered sales of equity securities during the quarter ended December 31, 2022.

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

During the months of October, November and December 2022, we repurchased common stock pursuant to our Share Repurchase Program as indicated below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares) that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 to October 31, 2022	—	—	—	$3,508,374
November 1, 2022 to November 30, 2022	4,210	$2.23	4,210	3,498,965
December 1, 2022 to December 31, 2022	46,027	$2.20	46,027	3,397,891
Total	50,237	$2.20	50,237

During the year ended December 31, 2022, we repurchased an aggregate of 228,530 shares of our common stock pursuant to our Share Repurchase Program at a cost of $531,000 (exclusive of commissions) or an average price per share of $2.33.

Since inception of our Share Repurchase Program (August 2011) to December 31, 2022, we repurchased an aggregate of 9,212,664 shares of our common stock at a cost of $17,758,000 (exclusive of commissions) or an average per share price of $1.93.

Equity Compensation Plan Information

The following table summarizes share and exercise price information for our equity compensation plans as of December 31, 2022.

	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	625,000(1)	$ —(2)	2,300,000(3)

Equity compensation plans not approved by security holders	$ —	$ —	—

Total	625,000	$ —	2,300,000

(1)       Consists of shares issuable upon vesting of outstanding restricted stock units issued under the 2013 Stock Incentive Plan.

(2)       Does not take into account outstanding restricted stock units as these awards have no exercise price.

(3)       Represents shares of common stock reserved for issuance under our 2022 Stock Incentive Plan. We have discontinued issuing awards under our 2013 Stock Incentive Plan as a result of adoption of the 2022 Stock Incentive Plan.

Our 2022 Stock Incentive Plan (“2022 Plan”) provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock units (c) restricted stock, (d) stock appreciation rights, (e) unrestricted stock awards, (f) cash based awards, and (g) other stock-based awards. Awards under the 2022 Plan may be granted singly, in combination, or in tandem.  Subject to standard anti-dilution adjustments as provided in the 2022 Plan, the 2022 Plan provides for an aggregate of 2,300,000 shares of our common stock to be available for distribution pursuant to the 2022 Plan.  The Compensation Committee (or the Board of Directors) will generally have the authority to administer the 2022 Plan, determine participants who will be granted awards under the 2022 Plan, the size and types of awards, the terms and conditions of awards and the form and content of the award agreements representing awards. Awards under the 2022 Plan may be granted to our employees, directors and consultants. As of December 31, 2022, there were no awards outstanding under our 2022 Plan and 625,000 shares issuable upon vesting restricted stock units under our 2013 Stock Incentive Plan (“2013 Plan”).

ITEM 6. (RESERVED)

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the “Risk Factors” Section on pages 10-18 hereof.

OVERVIEW

Our principal business is the development, licensing and protection of our intellectual property assets. We presently own ninety-seven (97) U.S. patents and [eight] foreign patents relating to: (i) our Cox Patent Portfolio relating to enabling technology for identifying media content on the Internet and taking further action to be performed after such identification; (ii) our M2M/IoT Patent Portfolio relating to, among other things, enabling technology for authenticating, provisioning and using embedded Sim (Subscriber Identification Module) technology in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers; (iii) our HFT Patent Portfolio covering certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems where the difference between success and failure may be measured in nanoseconds; (iv) our Mirror Worlds Patent Portfolio relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; and (v) our Remote Power Patent covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras. In addition, we continually review opportunities to acquire or license additional intellectual property as well as other strategic alternatives.

At December 31, 2022, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $48,439,000 and working capital of $47,359,000. Based on our cash position, we continually review opportunities to acquire additional intellectual property as well as evaluate other strategic opportunities.

To date we have invested $7,000,000 in ILiAD, a clinical stage biotechnology company with an exclusive license to sixty-four patents. Although in 2022 we recorded gains on our investment in ILiAD as referenced below, our investment continues to involve significant risk and the outcome is uncertain.

We had no revenue for the year ended December 31, 2022. During the year ended December 31, 2022, we recorded a gain on our equity investment in ILiAD of $3,883,000 in accordance with ASC 323 due to an observable transaction price and dilution to our ownership of ILiAD as a result of an ILiAD private offering as well as a gain on conversion of our convertible note from ILiAD of $271,000 in the private offering (see Note B[6] and Note H to our consolidated financial statements included herein).

We have been dependent upon our Remote Power Patent for a significant portion of our revenue. Our Remote Power Patent generated licensing revenue in excess of $187,000,000 from May 2007 through December 31, 2022. We no longer receive licensing revenue for our Remote Power Patent for any period subsequent March 7, 2020 (the expiration date of the patent). During the fourth quarter of 2022, we commenced separate litigation against ten defendants involving our Remote Power Patent for patent infringement for the period prior to March 7, 2020 (see “Legal Proceedings” on page 20 hereof).

In addition, we have pending litigation involving certain patents within our Cox Patent Portfolio and have appealed the judgment of the District Court dismissing our litigation against Meta (Facebook) on the grounds of non-infringement involving certain patents within our Mirror Worlds Portfolio. We also intend to commence efforts to monetize certain patents within our M2M/IoT Patent Portfolio and HFT Patent Portfolio. We may not achieve successful outcomes of such litigation, the appeal, or future litigation involving our patent assets.

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

On March 25, 2022, we completed the acquisition of a new patent portfolio (the HFT Patent Portfolio) currently consisting of nine U.S. patents and two pending U.S. patents (see Note I[2] to our consolidated financial statements included in this Annual Report).

The significant components of expenses impacting our net income include income tax expense as a result of transactions with our equity method investment in ILiAD. Other significant components of expenses impacting our net income when revenue is recorded relate to contingent legal fees and expenses related to our patent litigation (see Note I[1] to our consolidated financial statements included herein) and incentive compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note J to our consolidated financial statements included herein), both such components of expenses are based on a percentage of the licensing revenue received by us as a result of litigation or otherwise.

Our annual and quarterly operating and financial results may fluctuate significantly from period to period as a result of a variety of factors that are outside our control, including the timing and our ability to achieve successful outcomes of our patent litigation, our ability and timing of consummating future license agreements for our intellectual property, and whether we will achieve a return on our investment in ILiAD and the timing of any such return.

Our future operating results may also be materially impacted by our ability to acquire high quality patents which management believes have the potential to generate significant licensing opportunities. In the future, we may not be able to identify or consummate such patent acquisitions or, if consummated, achieve significant licensing revenue with respect to such acquisitions.

In 2023 and future years we could be classified as a Personal Holding Company. If this is the case, we would be subject to a 20% tax on the amount of any undistributed personal holding company income (as defined) for such year that we do not distribute to our shareholders (see Note E to our consolidated financial statements included in this Annual Report).

On June 9, 2021, our Board of Directors approved the continuation of our dividend policy consisting of semi-annual cash dividends of $0.05 per share ($0.10 per share annually) which have been paid in March and September of each year. In 2022 and 2021, we paid semi-annual cash dividends in accordance with our dividend policy. At this time we anticipate continuing to pay dividends consistent with our policy. However, our dividend policy undergoes a periodic review by our Board of Directors and is subject to change at any time depending upon our financial requirements, earnings and other factors existing at the time (see Note O to our consolidated financial statements included herein).

RESULTS OF OPERATIONS

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Revenue. We had no revenue for the year ended December 31, 2022 (“2022”) as compared to revenue of $36,029,000 for the year ended December 31, 2021 (“2021”). Revenue for 2021 resulted from our resolution of a contractual dispute with Cisco concerning licensing of our Remote Power Patent and our litigation settlement with Hewlett-Packard.

Operating Expenses. Operating expenses for 2022 were $3,903,000 as compared to $16,443,000 for 2021.

We had costs of revenue of $-0- and $12,147,000 for 2022 and 2021, respectively. Included in the costs of revenue for 2021 were contingent legal fees of $10,346,000 and incentive bonus compensation of $1,801,000 payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note J[1] to our consolidated financial statements included herein).

Professional fees and related costs were $809,000 for 2022 as compared to $1,500,000 for 2021 as a result of decreased expenses related to patent litigation.

Stock-based compensation was $585,000 for 2022 as compared to $238,000 for 2021. The increase in stock-based compensation expense was due to the issuance of restricted stock units to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note J[1] to our consolidated financial statements included herein).

Operating (Loss) Income. We had an operating loss of $3,903,000 for 2022 compared with operating income of $19,586,000 for 2021. The operating loss for 2022 was due to no revenue for the period as compared to revenue of $36,029,000 for 2021.

Interest and Dividend Income. Interest and dividend income for 2022 was $1,020,000 as compared to $327,000 for 2021 primarily as a result of a change in the mix of our short term fixed income investments and cash equivalents to higher yielding investments as interest rates were rising in 2022.

Gain on Conversion of Note. For 2022, we recorded a gain on conversion of our ILiAD convertible note of $271,000 as compared to $-0- for 2021 as a result of the conversion of the ILiAD convertible note and accrued interest into equity of ILiAD (see Note H to our consolidated financial statements included herein).

Gain on Equity Method Investment. For 2022, we recorded a gain on our equity method investment in ILiAD of $3,883,000 as compared to $-0- for 2021, as a result of an unrealized gain in connection with ILiAD’s August 2022 private offering, which was accounted for as an observable price transaction (see Note B[6] and Note H to our consolidated financial statements included herein).

Realized and Unrealized Loss on Marketable Securities. For 2022, we recorded realized and unrealized losses on marketable securities of $1,351,000 as compared to $173,000 for 2021. The increased loss of $1,178,000 was due to unfavorable market conditions in the fixed income mutual funds market in 2022 compared to 2021.

Income Taxes. For 2022, we had $-0- current income tax for federal, state and local income taxes and a deferred tax expense of $607,000. For 2021, we had a current tax expense for federal, state and local income taxes of $2,952,000 and a deferred tax expense of $1,508,000. The net decrease of income tax expense of $3,853,000 was primarily due to no revenue in 2022.

Share of Net Losses of Equity Method Investee. We incurred net losses of $1,639,000 and $999,000 during 2022 and 2021, respectively, related to our equity method investment in ILiAD. The increase of $640,000 in the net losses of ILiAD includes an additional loss of $398,000 as a result of new information received from ILiAD in the fourth quarter of 2022 (see Note B[6] and Note H to our consolidated financial statements included herein).

Net (Loss) Income. As a result of the foregoing, we incurred a net loss of $2,326,000 or $0.10 per share basic and diluted for 2022 compared with net income of $14,281,000 or $0.59 per share basic and $0.58 per share diluted for 2021.  Our net loss for 2022 was due to having no revenue and our continuing operating expenses supporting our patent portfolios, offset by our gain on equity method investment of $3,883,000 and interest and dividend income of $1,020,000. In comparison, we had revenue of $36,029,000 for 2021 from the resolution of our contractual dispute with Cisco and our litigation settlement with Hewlett-Packard.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from revenue from licensing our patents. At December 31, 2022, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $48,439,000 and working capital of $47,359,000. Based on our current cash position, we believe that we will have sufficient cash to fund our operations for the next twelve months and the foreseeable future. Material increases in our liquidity and capital resources are primarily dependent upon litigation outcomes and licensing of our intellectual property as well as whether we will be able to achieve returns on our investment in ILiAD.

Working capital decreased by $8,306,000 at December 31, 2022 to $47,359,000 as compared to working capital of $55,665,000 at December 31, 2021.  The decrease in working capital was primarily due to our operating loss of $3,903,000, payment of income taxes of $3,004,000, cash dividends paid of $2,455,000, and an additional investment of $1,000,000 in ILiAD.

Net cash (used in) provided by operating activities for 2022 decreased by $24,935,000 from $19,499,000 provided by operating activities for 2021 to $5,436,000 used in operating activities for 2022, primarily due to no revenue in 2022 as compared to revenue of $36,029,000 for 2021. In addition, in 2022 we paid $3,004,000 in income taxes related to 2021 taxable income.

Net cash (used in) provided by investing activities during 2022 was $(22,271,000) as compared to $2,994,000 for 2021, primarily as a result of the differential of increased purchases and decreased sales of marketable securities.

Net cash used in financing activities for 2022 and 2021 was $3,342,000 and $3,501,000, respectively. The reduction of $159,000 primarily resulted from repurchases of our common stock of $534,000 for 2022 compared to $1,077,000 of repurchases for 2021 and offset by an increase of $341,000 in the value of shares delivered to fund withholding taxes for 2022.

We maintain our cash in money market funds, government securities, certificates of deposit, and short-term fixed income securities. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

We do not have any long-term debt, capital lease obligations, purchase obligations or other long-term liabilities except for our lease obligations for our principal office space (see Note I[4] to our consolidated financial statement included herein).

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

We believe our most critical accounting policies and estimates to be the following:

Equity Method Investments

Equity method investments are equity securities in entities that we do not control but over which we have the ability to exercise significant influence. These investments are accounted for under the equity method of accounting in accordance with ASC 323, Investments — Equity Method and Joint Ventures (see Note B[6] hereof). Equity method investments are measured at cost minus impairment, if any, plus or minus our share of an investee’s income or loss, and adjustments based on the investees observable price transactions, if any. Our proportionate share of the income or loss from equity method investments is recognized on a one-quarter lag. When our carrying value in an equity method investment is reduced to zero, no further losses are recorded in our financial statements unless we guaranteed obligations of the investee company or have committed additional funding. When the investee company subsequently reports income, we will not record our share of such income until it equals the amount of our share of losses not previously recognized. In the event the equity method investee enters into an observable price transaction, the Company will increase or decrease the carrying value in its equity method investment based on the transaction price. Upon sale of equity method investments, the difference between sales proceeds and the carrying amount of the equity investment is recognized in profit or loss. In determining whether an equity method investment is impaired, we take into consideration a variety of factors including the operating and financial performance of the investee, the investee’s future business plans and projections, discussions with the investee’s management, and our intent and ability to hold the investment until it recovers in value. Accordingly, we make assumptions and estimates in assessing whether an impairment has occurred and if, in the future, our assumptions and estimates made in assessing the fair value of these investments change, this could result in a material decrease in the carrying value of the investment. This would cause us to write-down the carrying value of the investment and could have a material adverse effect on our results of operations in the period the impairment charge is taken.

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

The consolidated financial statements required hereby are located on pages F-1 through F-23 which follow Part III.

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

Management, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of the end of the period covered by this report.

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

(iii)     Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

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

Information about the number of shares of our common stock beneficially owned by each executive officer and director appears in this Annual Report under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” beginning on page 43 hereof. There are no family relationships among any of our directors and executive officers.

NAME	AGE	POSITION
Corey M. Horowitz	68	Chairman, Chief Executive Officer and Chairman of the Board of Directors
Jonathan E. Greene	61	Executive Vice President, Secretary and a Director
Robert M. Mahan	56	Chief Financial Officer
Emanuel R. Pearlman	63	Director
Niv Harizman	58	Director
Allison Hoffman	52	Director

Corey M. Horowitz has been our Chairman and Chief Executive Officer since December 2003. Mr. Horowitz has also served as Chairman of our Board of Directors since January 1996 and has been a member of our Board of Directors since April 1994. In December 2018, Mr. Horowitz became a member of the Board of Managers of ILiAD Biotechnologies, LLC, a privately held biotechnology company, in connection with our investment in the company (see “Business-Investment in ILiAD Biotechnologies” at page 9 of this Annual Report). Mr. Horowitz is also a member of the Life Sciences Institute Leadership Council at the University of Michigan. We believe Mr. Horowitz’s qualifications to serve on our Board of Directors include his significant experience and expertise as an executive in the intellectual property field, his understanding of our intellectual property and the patent acquisition, licensing and enforcement business combined with his private equity and corporate transactional experience.

Jonathan E. Greene became our Executive Vice President in October 2013 and our Secretary and a member of our Board of Directors in September 2022. He served as a consultant to the Company from December 2004 until March 2013, providing technical and marketing analysis for our intellectual property portfolio. Mr. Greene became an employee of Network-1 in March 2013. From April 2006 to February 2009, Mr. Greene served as a marketing consultant for Avatier Corporation, a developer of identity management software. From August 2003 until December 2004, he served as a consultant to Neartek, Inc., a storage management software company (August 2003 until October 2003) and Kavado Inc., a security software company (November 2003 until December 2004). We believe Mr. Greene’s qualifications to serve on our Board include his engineering and technical expertise to assist us in our patent acquisition, licensing and enforcement business.

Robert M. Mahan became our Chief Financial Officer in December 2022. Mr. Mahan currently serves as President of Management and Financial Services, Inc., a consulting firm that he founded in 2011 which provides general management, financial and operations consulting services to private and public companies. From May 2021 to February 2022, Mr. Mahan served as Interim Chief Financial Officer of Loft Orbital Solutions, Inc., a space infrastructure company that designs, launches and operates low earth orbit satellites. From April 2019 to May 2021, he served as the Interim Chief Financial Officer of XWELL, Inc., formerly XpresSpa Group, Inc., (NASDAQ: XWEL), a global health and wellness holding company operating XpresCheck®, XpresSpa®, and Treat™ locations in airports. From November 2016 through April 2019, Mr. Mahan served as the Chief Financial Officer of SkyBell Technologies, Inc., a company engaged in the video doorbell and smart home industry. Mr. Mahan began his career in the audit practice of PricewaterhouseCoopers from 1989 through 1992 and as a Controller/Division Chief Financial Officer of Tommy Hilfiger USA, Inc. from 1992 – 2001.

Emanuel R. Pearlman has been a member of our Board of Directors since January 2012, where he serves as Chairman of our Audit Committee and a member of our Nominating and Corporate Governance Committee. Mr. Pearlman currently serves as the Chairman and Chief Executive Officer of Liberation Investment Group, a New York based investment management and financial consulting firm, which he founded in January 2003. In March 2023, Mr. Pearlman became a member of the Board of Directors of QualTek

Services Inc. (NASDAQ:QTEK, a leading turnkey provider of infrastructure services to North American 5G wireless, telecom, power grid modernization and renewable energy sectors. Mr. Pearlman also serves as a member of the Special Committee of the Board to review and approve strategic and financial alternatives. In March 2023, Mr. Pearlman also became a member of the Board of Directors of MidCap Financial Investment Corporation (NASDAQ:MFIC), a closed-end externally managed, non-diversified management investment company that has elected to be treated as a business development company. Mr. Pearlman also serves on the Audit, Nominating and Corporate Governance, and Compensation Committee of MidCap Financial Investment Corp. In February 2023, Mr. Pearlman became a member of the Board of Directors of Diebold Nixdorf, Inc. (NYSE: DBD), a multinational financial and retail technology company, and serves as a member of its Finance Committee and the People and Compensation Committee. From March 2022 to April 2022, he was a member of the Board of Directors and Chair of the Strategic Review Committee of Red Box Entertainment, Inc. (NASDAQ:RDBX), an entertainment company that provides consumers access to a large variety of content across digital and physical media. From October 2020 to September 2021, Mr. Pearlman was a member of the Board of Directors of Atlas Crest Investment Corp. (NYSE:ACIC) and during the period February 2021 until June 2022, he served on the Board of Directors of Atlas Crest Investment Corp. II (NYSE:ACII), each entity is a special purpose acquisition company (SPAC). Mr. Pearlman served as Chairman of the Audit Committee and a member of the Compensation Committee and Nomination & Governance Committee of Atlas Crest Investment Corp. until September 2021 and held the same committee positions for Atlas Crest Investment Corp. II until June 2022. Mr. Pearlman served as Executive Chairman of Empire Resorts, Inc. (NASDAQ:NYNY) from June 2016 until November 2019, served as Non-Executive Chairman of the Board from September 2010 through May 2016, and served on the Board of Directors from May 2010 to November 2019. Mr. Pearlman was a member of the Board of Directors of CEVA Logistics, AG (SIX:CEVA) from May 2018 until October 2019 and served on its Audit Committee from May 2018 through October 2019 and its Nomination and Governance Committee from May 2018 through May 2019. We believe Mr. Pearlman’s qualifications to serve on our Board include his significant investment and financial experience and expertise combined with his Board experience.

Niv Harizman has been a member of our Board of Directors since December 2012. Mr. Harizman is a Managing Member of Tyto Capital Partners LLC, a private investment firm specializing in debt and equity investments in middle market companies and special situations, a position he has held since August 2010. Since March 2010, Mr. Harizman has also been the Managing Member of NHK Partners LLC, an entity that makes private investments and provides consulting services. Since November 2013, Mr. Harizman has been affiliated with Riverside Management Group, a merchant banking firm, and BCW Securities LLC, its affiliated broker-dealer.  We believe Mr. Harizman’s qualifications to serve on our Board include his significant investment and financial transactional experience and expertise.

Allison Hoffman has been a member of our Board of Directors since December 2012. Since August 2020, Ms. Hoffman has served as General Counsel of Phreesia, Inc. (NYSE:PHR), a leading provider of software solutions that healthcare organizations use to manage the patient intake process. From January 2016 until August 2020, Ms. Hoffman served as Chief Legal Officer and Chief Administrative Officer at Intersection Parent, Inc., an urban experience company that utilizes technology to make cities better, including bringing free Wi-Fi throughout New York City.  We believe that Ms. Hoffman’s qualifications to serve on our Board include her extensive legal background and transactional experience.

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

Audit Committee

Our Board of Directors has a separately standing audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, and Section 803B of the NYSE American Company LLC Guide consisting of Emanuel Pearlman (Chairman) and Allison Hoffman. Emanuel Pearlman qualifies as an audit committee financial expert under applicable SEC rules. Mr. Pearlman and Ms. Hoffman qualify as “independent” as independence for audit committee members is defined under Rule 10A-3 under the Securities Exchange Act of 1934, as amended, and Section 803B(2) of the NYSE American LLC Company Guide.

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

Compensation Committee

The Compensation Committee consists of Allison Hoffman (Chair) and Niv Harizman. The Compensation Committee is appointed by our Board of Directors to assist the Board in carrying out its responsibilities relating to compensation of our executive officers and directors.  The Committee has overall responsibility for evaluating and approving the officer and director compensation plans, policies and our programs.

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

Code of Ethics

We have adopted a Code of Ethics that applies to our executive officers, directors and employees. Copies of the Code of Ethics may be obtained, without charge, upon written request addressed to: Network-1 Technologies, Inc., 65 Locust Avenue, Third Floor, New Canaan, Connecticut 06840, Attn: Chief Executive Officer.

ITEM 11.     EXECUTIVE COMPENSATION

The following table summarizes compensation for the years ended December 31, 2022 and December 31, 2021, awarded to, earned by or paid to our Chief Executive Officer (“CEO”) and to each of our executive officers who received total compensation in excess of $100,000 for the year ended December 31, 2022 for services rendered in all capacities to us (collectively, the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards($)(3)		All Other Compensation($)(1)		Total($)

Corey M. Horowitz	2022	$535,000	$175,000	(2)	$1,102,940		$109,675	(4)	$1,922,615
Chairman and Chief Executive Officer	2021	$535,000	$1,976,000	(2)	$—		$38,500	(4)	$2,549,500

David C. Kahn	2022	$175,000	$—		$—		$17,282	(5)	$192,282
Chief Financial Officer	2021	$175,000	$22,500		$—		$29,291	(5)	$226,791

Jonathan Greene	2022	$200,000	$25,000		$41,100	(3)	$20,419	(6)	$286,519
Executive Vice President	2021	$200,000	$40,000		$—		$36,120	(6)	$276,120

______________________________________________
(1)	We have concluded that the aggregate amount of perquisites and other personal benefits paid in 2022 and 2021 to either Mr. Horowitz, Mr. Kahn or Mr. Greene did not exceed $10,000.
(2)	Mr. Horowitz received for 2022 an annual discretionary bonus of $175,000. Mr. Horowitz received the following cash incentive bonus payments for 2021: (i) an annual discretionary bonus of $175,000 and (ii) incentive bonus compensation of $1,801,000 pursuant to his employment agreement (see “Employment Agreements – Termination of Employment Agreement and Change in Control Arrangements” below).
(3)	The amounts in this column represent the aggregate grant date fair value of restricted stock units awards granted to the Named Executive Officers computed in accordance with FASB ASC Topic 718. In accordance with SEC rules, the grant date fair value of an award that is subject to a performance condition is based on the probable outcome of the performance condition. See Note B[10] to our consolidated financial statements included in this Annual Report for a discussion of the assumptions made by the Company in determining the grant date fair value.
(4)	Includes 401(k) matching funds contributions by the Company and profit sharing under the Company's 401(k) Plan for the benefit of Mr. Horowitz of $40,500 for 2022 and $38,500 for 2021, respectively. Also includes dividends (dividend equivalent rights) on restricted stock units owned by Mr. Horowitz for 2022 of $69,175 and 2021 of $-0-.
(5)	Includes profit sharing under the Company's 401(k) Plan for the benefit of Mr. Kahn of $17,282 for 2022 and $28,728 for 2021. Also includes dividends (dividend equivalent rights) on restricted stock units owned by Mr. Kahn for 2022 and 2021 of $-0- and $563, respectively. Mr. Kahn retired as Chief Financial Officer of the Company on December 21, 2022.
(6)	Represents profit sharing under the Company's 401(k) Plan for the benefit of Mr. Greene of $20,419 for 2022 and $35,201 for 2021. Also includes dividends (dividend equivalent rights) on restricted stock units owned by Mr. Greene for 2022 and 2021 of $-0- and $919, respectively.

Narrative Disclosure to Summary Compensation Table

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

On March 22, 2022, we entered into a new employment agreement (“Agreement”) with Corey M. Horowitz, our Chairman and Chief Executive Officer, pursuant to which he continues to serve as our Chairman and Chief Executive Officer for a four year term (“Term”), at an annual base salary of $535,000 which shall be increased by 3% per annum during the Term. The Agreement established an annual target bonus of $175,000 for our Chairman and Chief Executive Officer based upon performance. For the year ended December 31, 2022 and 2021, our Chairman and Chief Executive Officer received an annual discretionary bonus of $175,000.

In addition, pursuant to the Agreement, we granted to our Chairman and Chief Executive Officer, under our 2013 Plan, 600,000 restricted stock units (the “RSUs”, each RSU awarded by us to our officers, directors and consultants represents a contingent right to receive one share of our common stock) which terms provided for vesting in four tranches, as follows: (1) 175,000 RSUs which shall vest 100,000 RSUs on March 22, 2023 and 75,000 RSUs on March 22, 2024, subject to Mr. Horowitz’s continued employment by us through each such vesting date (the “Employment Condition”) (“Tranche 1”); (2) 150,000 RSUs shall vest if at any time during the Term our common stock achieves a closing price for twenty (20) consecutive trading days (“Closing Price”) of a minimum of $3.50 per share (subject to adjustment for stock splits) and the Employment Condition is satisfied through the date such minimum per share Closing Price is achieved (“Tranche 2”); (3) 150,000 RSUs shall vest if at any time during the Term our common stock achieves a Closing Price of a minimum of $4.00 per share (subject to adjustment for stock splits) and the Employment Condition is satisfied through the date such minimum per share Closing Price is achieved (“Tranche 3”); and (4) 125,000 RSUs shall vest if at any time during the Term, our common stock achieves a Closing Price of a minimum of $4.50 per share (subject to adjustment for stock splits) and the Employment Condition is satisfied through the date such minimum per share Closing Price is achieved (“Tranche 4”).  In the event of a Change of Control (as defined), Termination Other Than for Cause (as defined) or a termination by Mr. Horowitz for Good Reason (as defined) in each case prior to the last day of the Term, the vesting of all RSUs (Tranches 1, 2, 3 and 4) shall accelerate (and not be subject to any conditions) and all RSUs shall become immediately fully vested. All RSUs granted by us to our officers, directors or consultants have dividend equivalent rights.

Under the terms of the Agreement, so long as Mr. Horowitz continues to serve as an executive officer of the Company, whether pursuant to the Agreement or otherwise, Mr. Horowitz shall also receive incentive compensation in an amount equal to 5% of our gross royalties or other payments from Licensing Activities (as defined) (without deduction of legal fees or any other expenses) with respect to our Remote Power Patent and a 10% net interest (gross royalties and other payments after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of our royalties and other payments relating to Licensing Activities with respect to patents other than our Remote Power Patent (including all of our existing patent portfolios and our investment in ILiAD) (collectively, the “Incentive Compensation”). During the year ended December 31, 2022 and December 31, 2021, Mr. Horowitz earned Incentive Compensation of $-0- and $1,801,000, respectively.

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

Jonathan Greene serves as our Executive Vice President and Secretary on an at-will basis at an annual base salary of $200,000. Mr. Greene received a discretionary annual bonus of $25,000 for 2022 and $40,000 in 2021. On December 29, 2020, Mr. Greene was granted 10,000 RSUs under the 2013 Plan, 50% of such RSUs vested on the one year anniversary of the date of grant (December 29, 2021) and 50% of such RSUs vested on the two year anniversary of the grant (December 29, 2022). On January 18, 2022, Mr. Greene was granted 15,000 RSUs under the 2022 Plan, 50% of such RSUs vested on the one year anniversary of the date of grant (January 18, 2023) and 50% of such RSUs vest on the two year anniversary of the grant (January 18, 2024), subject to Mr. Greene’s continued employment.

David Kahn served as our Chief Financial Officer on an at-will basis at an annual base salary of $175,000, until his retirement in December 2022. On December 29, 2020, Mr. Kahn was granted 7,500 RSUs under the 2013 Plan, 50% of such RSUs vested on the one year anniversary of the grant (December 29, 2021) and 50% of such RSUs vested on the two year anniversary of the grant (December 29, 2022). In connection with his retirement, Mr. Kahn was granted severance of six months base salary and certain other benefits.

Robert Mahan serves as our Chief Financial Officer as of December 21, 2022 on a consulting basis at an annual compensation of $175,000.

Profit Sharing 401(k) Plan

We offer all employees who have completed a year of service (as defined) participation in a 401(k) retirement savings plan, which provides a tax-advantaged method of saving for retirement. We expensed matching contributions and profit sharing of $78,000 and $102,000 under the 401(k) plan for the years ended December 31, 2022 and 2021, respectively.

Director Compensation

In 2022, we compensated each non-management director of our Company by granting to each such outside director 15,000 RSUs. The RSUs vested in equal amounts of 3,750 RSUs on each of March 15, 2022, June 15, 2022, September 15, 2022 and December 15, 2022. In addition, we pay our non-management directors cash director fees of $40,000 per annum ($10,000 per quarter). Non-management directors also receive additional cash compensation on an annual basis for serving on the following Board committees: The Audit Committee Chairperson receives $7,500 and members receive $5,000; the Chairperson and members of each of the Compensation Committee and Nominating and Corporate Governance Committee receive annual fees of $3,750 and $2,500, respectively.

The following table sets forth the compensation awarded to, earned by or paid to all persons who served as members of our Board of Directors (other than our Named Executive Officers) during the year ended December 31, 2022. No director who is also a Named Executive Officer received any compensation for services as a director in 2022.

Name	Fees earned or paid in cash ($)(1)	Stock Awards ($)(2) (3)	All other compensation ($)(4)	Total ($)
Emanuel Pearlman	$50,000	$38,250	$1,125	$89,375
Niv Harizman	$46,250	$38,250	$ 725	$85,250
Allison Hoffman	$48,185	$38,250	$1,125	$87,560

___________________________

(1)	Represents directors’ fees payable in cash to each non-management director of $10,000 per quarter ($40,000 per annum) for 2022 plus additional cash fees for serving on Board committees as disclosed above.
(2)	The amounts included in this column represent the grant date fair value of restricted stock unit awards (RSUs) granted to directors, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions see Note B[10] to our consolidated financial statements included in this Annual Report. The 15,000 RSUs granted to each non-management director vested on a quarterly basis beginning March 15, 2022. Each restricted stock unit represents the contingent right to receive one share of common stock.
(3)	As of December 31, 2022, no stock options were owned by any of the above listed directors.
(4)	Includes payment of dividends (dividend equivalent rights) on RSUs for 2022.

Outstanding Equity Awards at December 31, 2022

The following table sets forth information relating to outstanding equity awards consisting of unvested restricted stock units for each Named Executive Officer as of December 31, 2022 (there were no outstanding stock options):

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market value of unearned shares, units or other rights that have not vested(1) ($)
	Exercisable	Unexercisable
Corey M. Horowitz Chairman and CEO	—	—	—	—	600,000(2)	$1,320,000
Jonathan Greene Executive Vice President	—	—	—	—	15,000(3)	$33,000

________________________________

(1)	In accordance with SEC rules, market value is based on $2.20 per share representing the closing price of our common stock on the last trading day of the year.
(2)	Represents 600,000 restricted stock units, the terms of the vesting of such restricted stock units are disclosed on page 39 under “Employment Agreements - Termination of Employment and Change-In-Control Arrangements.”
(3)	Represents 15,000 restricted stock units, which vested 7,500 restricted stock units on January 18, 2023 and will vest 7,500 restricted stock units on January 18, 2024, subject to Mr. Greene’s continued employment.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 10, 2023 for (i) each of our directors, (ii) each of our executive officers, (iii) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, and (iv) all of our executive officers and directors as a group.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)(2)	PERCENTAGE OF COMMON STOCK BENEFICIALLY OWNED(2)
Executive Officers and Directors: Corey M. Horowitz(3)	6,782,292	28.4%
CMH Capital Management Corp.(4)	2,291,372	9.6%
Niv Harizman(5)	290,985	1.2%
Emanuel Pearlman(6)	117,059	*
Jonathan E. Greene(7)	93,945	*
Allison Hoffman(8)	79,311	*
Robert Mahan	—	—
All officers and directors as a group (6 Persons)	7,363,592	30.8%
5% Stockholders:
Steven D. Heinemann(9)	2,052,769	8.6%
Goose Hill Capital LLC(10)	1,467,636	6.2%

_____________________________________

* Less than 1%.

(1)	Unless otherwise indicated, we believe that all persons named in the above table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. Unless otherwise indicated the address for each listed beneficial owner is c/o Network-1 Technologies, Inc., 65 Locust Avenue, Third Floor, New Canaan, Connecticut 06840.
(2)	A person is deemed to be the beneficial owner of shares of common stock that can be acquired by such person within 60 days from March 10, 2023 upon the exercise of stock options or restricted stock units that vest within such 60 day period. Each beneficial owner's percentage ownership is determined by assuming that all stock options and restricted stock units held by such person (but not those held by any other person) and which are exercisable or vest within 60 days from March 10, 2023 have been exercised or vested. Assumes a base of 23,790,005 shares of our common stock outstanding as of March 10, 2023.

(3)	Includes (i) 3,868,909 shares of common stock owned by Mr. Horowitz, (ii) 100,000 shares of common stock subject to restricted stock units that vest within 60 days of March 10, 2023 (iii) 2,157,097 shares of common stock held by CMH Capital Management Corp., an entity solely owned by Mr. Horowitz, (iv) 134,275 shares of common stock owned by the CMH Capital Management Corp. Profit Sharing Plan, of which Mr. Horowitz is the trustee, (v) 67,470 shares of common stock owned by Donna Slavitt, the wife of Mr. Horowitz, (vi) an aggregate of 452,250 shares of common stock held by two trusts and a custodian account for the benefit of Mr. Horowitz’s three children, and (vii) 2,291 shares of common stock held by Horowitz Partners, a general partnership of which Mr. Horowitz is a partner. Does not include 500,000 restricted stock units owned by Mr. Horowitz that do not vest within 60 days of March 10, 2023.
(4)	Includes 2,157,097 shares of common stock owned by CMH Capital Management Corp. and 134,275 shares of common stock owned by CMH Capital Management Corp. Profit Sharing Plan. Corey M. Horowitz, by virtue of being the sole officer, director and shareholder of CMH Capital Management Corp. and the trustee of the CMH Capital Management Corp. Profit Sharing Plan, has the sole power to vote and dispose of the shares of common stock owned by CMH Capital Management Corp. and the CMH Capital Management Corp. Profit Sharing Plan.
(5)	Includes (i) 287,235 shares of common stock and (ii) 3,750 shares of common stock subject to restricted stock units that vest within 60 days of March 10, 2023. Does not include 11,250 shares of common stock subject to restricted stock units owned by Mr. Harizman that do not vest within 60 days from March 10, 2023.
(6)	Includes (i) 113,309 shares of common stock and (ii) 3,750 shares of common stock subject to restricted stock units that vest within 60 days of March 10, 2023. Does not include 11,250 shares of common stock subject to restricted stock units owned by Mr. Pearlman that do not vest within 60 days from March 10, 2023.
(7)	Includes 93,945 shares of common stock. Does not include 22,500 shares of common stock subject to restricted stock units owned by Mr. Greene that do not vest within 60 days from March 10, 2023.
(8)	Includes (i) 75,561 shares of common stock and (ii) 3,750 shares of common stock subject to restricted stock units that vest within 60 days of March 10, 2023. Does not include 11,250 shares of common stock subject to restricted stock units owned by Ms. Hoffman that do not vest within 60 days from March 10, 2023.
(9)	Includes 585,133 shares of common stock owned by Mr. Heinemann and 1,467,636 shares of common stock owned by Goose Hill Capital LLC. Goose Hill Capital LLC is a limited liability company of which Mr. Heinemann is the sole member. Mr. Heinemann, by virtue of being the sole member of Goose Hill Capital LLC, has the sole power to vote and dispose of the shares of common stock owned by Goose Hill Capital LLC. The aforementioned beneficial ownership is based upon Amendment No. 10 to Schedule 13G filed by Mr. Heinemann with the SEC on February 14, 2023. The address for Mr. Heinemann is c/o Goose Hill Capital, LLC, 12378 Indian Road, North Palm Beach, Florida 33408.

(10)	Includes 1,467,636 shares of common stock. Steven D. Heinemann, by virtue of being the sole member of Goose Hill Capital LLC, has the sole power to vote and dispose of the shares of common stock owned by Goose Hill Capital LLC. The aforementioned beneficial ownership is based upon Amendment No. 10 to Schedule 13G filed by Mr. Heinemann with the SEC on February 14, 2023. The address for Goose Hill Capital LLC is 12378 Indian Road, North Palm Beach, Florida 33408.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On June 1, 2022, we repurchased from Allison Hoffman, a director of the Company, 41,500 shares of its common stock at a purchase price of $2.42 per share for an aggregate purchase price of $100,430.

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

Audit Fees

Marcum LLP, our independent registered public accounting firm as of October 11, 2022, billed us aggregate fees of $103,200 for the year ended December 31, 2022, for the audit of our annual financial statements, review of our financial statements included in our Form 10-Q for the three months ended September 30, 2022 and for other services in connection with statutory or regulatory filings. Friedman LLP, our independent registered public accounting firm until October 11, 2022, billed us aggregate fees of $48,832 and $135,535 for the years ended December 31, 2022 and 2021, respectively, for the audit of our financial statements for 2021, review of our financial statements included in our Form 10-Qs and for other services in connection with statutory and regulatory filings.

Tax Fees and Other Fees

Marcum LLP provided various tax and compliance services for which it billed us $30,320 for the year ended December 31, 2022. Friedman LLP provided various tax and compliance services for which it billed us $3,271 and $22,890, respectively, for the years ended December 31, 2022 and December 31, 2021 which included preparation of our tax returns. Marcum LLP and Friedman LLP did not render any other professional services other than those discussed above for 2022.

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

NETWORK-1 TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Network-1 Technologies, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Network-1 Technologies, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations and comprehensive (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor since 2014 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022)

New York, New York
March 30, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Network-1 Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Network-1 Technologies, Inc. and Subsidiary (the “Company”) as of December 31, 2021, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor from 2014 to 2022.

New York, New York
March 30, 2022

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
ASSETS:

CURRENT ASSETS:
Cash and cash equivalents	$13,448,000	$44,497,000
Marketable securities, at fair value	34,991,000	15,126,000
Prepaid taxes	177,000	—
Other current assets	348,000	150,000

Total Current Assets	48,964,000	59,773,000

OTHER ASSETS:
Patents, net of accumulated amortization	1,592,000	1,384,000
Equity investment	7,252,000	2,651,000
Convertible note investment	—	1,000,000
Operating leases right of use asset	161,000	—
Security deposits	—	13,000

Total Other Assets	9,005,000	5,048,000

TOTAL ASSETS	$57,969,000	$64,821,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:

CURRENT LIABILITIES:
Accounts payable	$507,000	$459,000
Income taxes payable	115,000	2,952,000
Accrued contingency fees and related costs	—	137,000
Accrued payroll	317,000	380,000
Other accrued expenses	587,000	180,000
Operating lease obligations, current	79,000	—

Total Current Liabilities	1,605,000	4,108,000

LONG TERM LIABILITIES:
Deferred tax liability	1,161,000	554,000
Operating lease obligation, non-current	94,000	—

TOTAL LIABILITIES	$2,860,000	$4,662,000

COMMITMENTS AND CONTINGENCIES (See Note I)

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value; authorized 10,000,000 shares; none issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; authorized 50,000,000 shares; 23,863,639 and 23,792,212 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	239,000	238,000

Additional paid-in capital	66,939,000	66,361,000
Accumulated deficit	(12,055,000)	(6,428,000)
Accumulated other comprehensive loss	(14,000)	(12,000)

TOTAL STOCKHOLDERS’ EQUITY	55,109,000	60,159,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,969,000	$64,821,000

The accompanying notes are an integral part of the consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2022	2021
REVENUE	$—	$36,029,000

OPERATING EXPENSES:
Costs of revenue	—	12,147,000
Professional fees and related costs	809,000	1,500,000
General and administrative	2,778,000	2,501,000
Amortization of patents	316,000	295,000

TOTAL OPERATING EXPENSES	3,903,000	16,443,000

OPERATING INCOME (LOSS)	(3,903,000)	19,586,000
OTHER INCOME
Interest and dividend income, net	1,020,000	327,000
Gain on conversion of note	271,000	—
Gain on equity method investment	3,883,000	—
Net realized and unrealized loss on marketable securities	(1,351,000)	(173,000)
Total other income, net	3,823,000	154,000

(LOSS) INCOME BEFORE INCOME TAXES AND SHARE OF NET LOSSES OF EQUITY METHOD INVESTEE	(80,000)	19,740,000

INCOME TAXES PROVISION:
Current	—	2,952,000
Deferred taxes, net	607,000	1,508,000
Total income taxes expense	607,000	4,460,000

(LOSS) INCOME BEFORE SHARE OF NET LOSSES OF EQUITY METHOD INVESTEE:	(687,000)	15,280,000

SHARE OF NET LOSSES OF EQUITY METHOD INVESTEE	(1,639,000)	(999,000)

NET (LOSS) INCOME	$(2,326,000)	$14,281,000

Net (Loss) Income Per Share:
Basic	$(0.10)	$0.59
Diluted	$(0.10)	$0.58

Weighted average common shares outstanding:
Basic	23,825,917	24,136,821
Diluted	23,825,917	24,530,568

Cash dividends declared per share	$0.10	$0.10

NET (LOSS) INCOME	$(2,326,000)	$14,281,000

OTHER COMPREHENSIVE LOSS
Net unrealized holding loss on corporate bonds and notes arising during the year, net of tax	(2,000)	(2,000)

COMPREHENSIVE (LOSS) INCOME	$(2,328,000)	$14,279,000

The accompanying notes are an integral part of the consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Common Stock					Total Stockholders’ Equity
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity

Balance – January 1, 2021	24,105,879	$241,000	$66,124,000	$(17,193,000)	$(10,000)	$49,162,000
Dividends and dividend equivalents declared	—	—	—	(2,429,000)	—	(2,429,000)
Stock-based compensation	—	—	238,000	—	—	238,000
Vesting of restricted stock units	70,000	1,000	(1,000)	—	—	—
Value of shares delivered to pay withholding taxes	(5,192)	—	—	(14,000)	—	(14,000)
Treasury stock purchased and retired	(378,475)	(4,000)	—	(1,073,000)	—	(1,077,000)
Net unrealized loss on corporate bonds and notes	—	—	—	—	(2,000)	(2,000)
Net income	—	—	—	14,281,000	—	14,281,000
Balance – December 31, 2021	23,792,212	$238,000	$66,361,000	$(6,428,000)	$(12,000)	$60,159,000
Dividends and dividend equivalents declared	—	—	—	(2,418,000)	—	(2,418,000)
Stock-based compensation	—	—	585,000	—	—	585,000
Vesting of restricted stock units	182,500	2,000	(2,000)	—	—	—
Cashless exercise of stock options	500,000	5,000	(5,000)	—	—	—
Value of shares delivered to pay exercise price and withholding taxes	(382,543)	(3,000)	—	(352,000)	—	(355,000)
Treasury stock purchased and retired	(228,530)	(3,000)	—	(531,000)	—	(534,000)
Net unrealized loss on corporate bonds and notes	—	—	—	—	(2,000)	(2,000)
Net loss	—	—	—	(2,326,000)	—	(2,326,000)
Balance – December 31, 2022	23,863,639	$239,000	$66,939,000	$(12,055,000)	$(14,000)	$55,109,000

The accompanying notes are an integral part of the consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,326,000)	$14,281,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of patents	316,000	295,000
Stock-based compensation	585,000	238,000
Loss allocated from equity investment	1,639,000	999,000
Deferred tax expense	607,000	1,508,000
Amortization of right of use asset, net	43,000	—
Gain on equity method investment	(3,883,000)	—
Accrued interest on convertible note	(86,000)	—
Gain on conversion of note	(271,000)	—
Unrealized loss on marketable securities	880,000	148,000
Changes in operating assets and liabilities:
Other current assets	(208,000)	(30,000)
Prepaid taxes	(167,000)	—
Accounts payable	48,000	(142,000)
Income taxes payable	(2,837,000)	2,952,000
Security deposit	13,000	8,000
Operating lease obligations	(31,000)	—
Accrued expenses	242,000	(758,000)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(5,436,000)	19,499,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities	13,156,000	17,154,000
Purchases of marketable securities	(33,903,000)	(13,059,000)
Development of patents	(524,000)	(101,000)
Equity Investment	(1,000,000)	—
Convertible note investment	—	(1,000,000)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(22,271,000)	2,994,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,453,000)	(2,410,000)
Value of shares delivered to fund withholding taxes	(355,000)	(14,000)
Repurchases of common stock, inclusive of commissions	(534,000)	(1,077,000)

NET CASH USED IN FINANCING ACTIVITIES	(3,342,000)	(3,501,000)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(31,049,000)	18,992,000

CASH AND CASH EQUIVALENTS, beginning of year	44,497,000	25,505,000

CASH AND CASH EQUIVALENTS, end of year	$13,448,000	$44,497,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the years for:
Interest	$—	$—
Income taxes	$3,004,000	$—

NON-CASH FINANCING ACTIVITY
Accrued dividend rights on restricted stock units	$37,000	$20,000
Right of use asset obtained in exchange for lease liability	$204,000	—
Conversion of note receivable	$1,086,000	—

The accompanying notes are an integral part of the consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

Note A – Business

Network-1 Technologies, Inc. (the “Company”) is engaged in the development, licensing and protection of its intellectual property assets. The Company presently owns ninety-seven (97) U.S. patents, fifty-two (52) of such patents have expired, and eight (8) foreign patents related to (i) the Cox patent portfolio (the “Cox Patent Portfolio) relating to enabling technology for identifying media content on the Internet and taking further actions to be performed after such identification; (ii) the M2M/IoT patent portfolio (the “M2M/IoT Patent Portfolio”) relating to, among other things, enabling technology for authenticating, provisioning and using embedded SIM (Subscriber Identification Module)technology in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers; (iii) the HFT patent portfolio (the “HFT Patent Portfolio”) covering certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems where the difference between success and failure may be measured in nanoseconds; (iv) the Mirror Worlds patent portfolio (the “Mirror Worlds Patent Portfolio”) relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; and (v) the remote power patent (the “Remote Power Patent”) covering delivery of Power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras.

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

The Company has made equity investments totaling $7,000,000 in ILiAD Biotechnologies, LLC (“ILiAD”), a clinical stage biotechnology company (see Note H hereof).

Note B – Summary of Significant Accounting Policies

[1]	Principles of Consolidation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries, Mirror Worlds Technologies, LLC and HFT Solutions, LLC. All intercompany transactions and balances are eliminated in consolidation.

[2]	Use of Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company’s consolidated financial statements primarily include costs related to the Company’s assertion of litigation, the valuation of the Company’s patent portfolios, stock-based compensation, the recoverability of deferred tax assets and carrying value of the Company’s equity method investments. Actual results could be materially different from those estimates, upon which the carrying values were based.

Certain amounts recorded to reflect the Company’s share of income or losses of its equity method investee, accounted for under the equity method, are based on estimates and the unaudited results of operations of the equity method investee and may require adjustment in the future when the audit is complete. The Company reports its share of the results of its equity method investee on a one quarter lag basis.

NETWORK-1 TECHNOLOGIES, INC.

Note B – Summary of Significant Accounting Policies (continued)

[3]	Cash and Cash Equivalents

The Company maintains cash deposits in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). Accounts at each institution are insured by the FDIC up to $250,000. At December 31, 2022 and 2021, the Company had $1,715,000 and $8,109,000, respectively, in excess of the FDIC insured limit.

The Company considers all highly liquid short-term investments, including certificates of deposit and money market funds, that are purchased with an original maturity of three months or less to be cash equivalents.

[4]	Marketable Securities

The Company’s marketable securities are comprised of certificates of deposit with original maturity greater than three months from date of purchase, government securities, fixed income mutual funds, and a corporate bond (see Note G). At December 31, 2022 and December 31, 2021, included in marketable securities, the Company had aggregate certificates of deposit of $2,976,000 and $0, respectively. The Company’s marketable securities are measured at fair value and are accounted for in accordance with ASU 2016-01. Unrealized holding gains and losses on certificates of deposit, government securities, and fixed income mutual funds are recorded in net realized and unrealized gain (loss) from investments on the consolidated statements of operations and comprehensive income (loss). Unrealized holding gains and losses, net of the related tax effect, on corporate bonds and notes are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the marketable securities.

[5]	Revenue Recognition

Under ASC 606, revenue is recognized when the Company completes the licensing of its intellectual property to its licensees, in an amount that reflects the consideration the Company expects to be entitled to in exchange for licensing its intellectual property.

The Company determines revenue recognition through the follow steps:

•	identification of the license agreement;
•	identification of the performance obligations in the license agreement;
•	determination of the consideration for the license;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when the Company satisfies its performance obligations.

Revenue disaggregated by source is as follows (the Company had no revenue for the year ended December 31, 2022):

	Years Ended December 31,
	2022	2021
Fully-Paid Licenses	$—	$17,000,000	(1)
Royalty Bearing Licenses	—	19,029,000	(2)
Total Revenue	$—	$36,029,000

__________________________

(1)	Includes $17,000,000 received from Hewlett-Packard related to settlement of a patent litigation (see Note K[1] hereof).
(2)	Includes (1) $18,691,890 of royalty revenue from Cisco Systems, Inc. from resolution of a dispute under its license agreement with the Company and (2) $337,000 of royalty revenue received from Plantronics, Inc.

NETWORK-1 TECHNOLOGIES, INC.

Note B – Summary of Significant Accounting Policies (continued)

Revenue from the Company’s patent licensing business is typically generated from negotiated license agreements. The timing and amount of revenue recognized from each licensee depends upon a variety of factors, including the terms of each agreement and the nature of the obligations of the parties. These agreements may include, but not be limited to, elements related to past infringement liabilities, non-refundable upfront license fees, and ongoing royalties on licensed products sold by the licensee. Generally, in the event of settlement of litigation related to the Company’s assertion of patent infringement involving its intellectual property, defendants will either pay (i) a non-refundable lump sum payment for a non-exclusive fully-paid license, or (ii) a non-refundable lump sum payment (license initiation fee) together with an ongoing obligation to pay quarterly or monthly royalties to the Company for the life of the licensed patent.

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

Upon a sale of an equity method investment by the Company, the difference between sales proceeds and the carrying amount of the equity investment is recognized in profit or loss. Upon the issuance of securities in an observable price transaction, the Company will account for the share issuance by the equity method investee as if the Company had sold a proportionate share of its investment in the observable price transaction. The Company will record a gain or loss associated with the dilution of its investment to reflect third party investments in the investee and will increase or decrease its basis in the equity method investee accordingly. The gain or loss is recorded within other income or expense in the Company’s consolidated statements of operations and comprehensive income (loss).

During the year ended December 31, 2022, the Company recorded a change in its share of net losses of the equity method investee as a result of the Company receiving new information from the equity method investee during the fourth quarter of 2022. The effect of this change was an increase in the Company’s share of the net losses of the equity method investee of $398,000 and a corresponding decrease in the Company’s net income, and a decrease in basic and diluted earnings of $0.02 per share.

The Company performed an assessment to determine significance of the equity method investee under the investment, asset and income tests utilizing the 20% threshold. The Company determined that the equity method investee satisfied the income test and has included summarized financial data of the equity method investee in Note H hereof.

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

The Company includes in costs of revenue for the year ended December 31, 2022 and 2021 contingent legal fees payable to patent litigation counsel, any other contractual payments to third parties related to net proceeds from monetization of patents (see Note I[1] hereof) and incentive bonus compensation payable to its Chairman and Chief Executive Officer (see Note J[1] hereof).

NETWORK-1 TECHNOLOGIES, INC.

Note B – Summary of Significant Accounting Policies (continued)

[9]	Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standards Board (FASB) ASC Topic 740, Income Taxes (ASC 740), which requires the Company to use the assets and liability method of accounting for income taxes. Under the assets and liability method, deferred income taxes are recognized for the tax consequences of temporary (timing) differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forwards. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

ASC 740-10, Accounting for Uncertainty in Income Taxes, defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company had no uncertain tax positions as of December 31, 2022 and 2021.

U.S. federal, state and local income tax returns prior to 2019 are not subject to examination by any applicable tax authorities, except that tax authorities could challenge returns (only under certain circumstances) for earlier years to the extent they generated loss carry-forwards that are available for those future years.

[10]	Stock-Based Compensation

The Company accounts for its stock-based compensation awards to employees and directors in accordance with FASB ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 requires all stock-based compensation to employees, including grants of employee stock options and restricted stock units, to be recognized in the consolidated statements of operations and comprehensive income (loss) based on their grant date fair values.

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

NETWORK-1 TECHNOLOGIES, INC.

Note B – Summary of Significant Accounting Policies (continued)

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

The carrying value of the Company’s financial instruments, including cash and cash equivalents and accounts payable, approximates fair value because of the short-term nature of these financial instruments.

The Company’s marketable securities are classified within Level 1 because they are valued using quoted market prices in an active market.

The Company’s equity method investment is measured on a non-recurring basis and is classified within Level 2 as it is valued using an observable price transaction for similar assets in a market that is not active (see Note B[6] and Note H hereof).

[13]	Carrying Value, Recoverability and Impairment of Long-Lived Assets

An impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. If an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited. At December 31, 2022 and 2021, there was no impairment to the Company’s patents and equity investment.

The Company’s equity investment in ILiAD is evaluated on a non-recurring basis for impairment, when and if a triggering event occurs.

NETWORK-1 TECHNOLOGIES, INC.

Note B – Summary of Significant Accounting Policies (continued)

[14]	Leases

Under ASC 842, the Company determines if an arrangement is a lease at inception. Right-of-Use (“ROU”) assets and related lease obligations are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As the Company's lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company's determined incremental borrowing rate is a hypothetical rate based on its understanding of what the Company's credit rating would be. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received and net of the deferred rent balance on the date of implementation. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise such options. As permitted under ASC 842, the Company has elected to not recognize ROU assets and related lease obligations for leases with terms of twelve months or less.

[15]	Dividend Policy

Cash dividends are recorded when declared by the Company’s Board of Directors. Common stock dividends are charged against retained earnings when declared or paid (see Note O hereof).

[16]	Reclassifications

Stock-based compensation in the 2021 consolidated statements of operations and comprehensive income (loss) have been recast and reclassified to conform to the current year’s presentation.

Note C – Patents

The Company’s intangible assets at December 31, 2022 include patents with estimated remaining economic useful lives ranging from 0.50 to 16.50 years. For all periods presented, all the Company’s patents were subject to amortization. The gross carrying amounts and accumulated amortization related to acquired intangible assets as of December 31, 2022 and 2021 were as follows:

	2022	2021
Gross carrying amount	$8,473,000	$7,949,000
Accumulated amortization	(6,881,000)	(6,565,000)
Patents, net	$1,592,000	$1,384,000

Amortization expense for the years ended December 31, 2022 and 2021 was $316,000 and $295,000, respectively. Future amortization of current intangible assets, net is as follows:

For the years ended December 31,
2023	$266,000
2024	120,000
2025	120,000
2026	120,000
2027	119,000
Thereafter	847,000
Total	$1,592,000

Two patents within the Cox Patent Portfolio expire in July 2023 and November 2023, and the balance of the patents within such portfolio have expired. The expiration dates of patents within the Company’s M2M/IoT Patent Portfolio range from September 2033 to May 2034. The expiration dates within the Company’s HFT Patent Portfolio range from October 31, 2039 to November 1, 2039. All of the patents within the Company’s Mirror Worlds Patent Portfolio expired and the Remote Power Patent expired.

NETWORK-1 TECHNOLOGIES, INC.

Note D – Income (Loss) Per Share

Basic Income (Loss) per share is calculated by dividing the net income (loss) by the weighted average number of outstanding common shares during the period. Diluted per share data included the dilutive effects of stock options and restricted stock units. Potentially dilutive shares of 625,000 and 12,500 at December 31, 2022 and 2021, respectively, consist of restricted stock units. However, as the Company generated a net loss in 2022, all potentially dilutive shares were not reflected in diluted net loss per share because the impact of such instruments was anti-dilutive. Computations of basic and diluted weighted average common shares outstanding are as follows:

	2022	2021

Weighted-average common shares outstanding – basic	23,825,917	24,136,821

Dilutive effect of restricted stock units and stock options	—	393,747

Weighted-average common shares outstanding – diluted	23,825,917	24,530,568

Restricted stock units excluded from the computation of diluted income per share because the effect of inclusion would have been anti-dilutive	625,000	12,500

Note E – Income Taxes

Significant components of the income taxes were as follows for the years ended December 31, 2022 and 2021.

	2022	2021
Current
State and local	$—	$144,000
Federal	—	2,808,000
Total Current Tax Expense (Benefit)	$—	$2,952,000

Deferred
State and local	56,000	83,000
Federal	551,000	1,425,000
Total Deferred Tax Expense	607,000	1,508,000

Total Income Taxes	$607,000	$4,460,000

Significant components of deferred tax assets (liability) as of December 31, 2022 and 2021 consisted of the following:

	2022	2021
Deferred tax assets (liability): Net operating loss carryforward	$477,000	$—
Capital loss carryforward	331,000	—
Stock options and RSU	30,000	—
Valuation allowance	(838,000)	—

Deferred Tax Liability(1)	(1,161,000)	(554,000)
Total deferred tax liability	$(1,161,000)	$(554,000)

_________________________

(1) Deferred tax liability primarily as a result of a temporary difference related to the Company’s equity method investment.

NETWORK-1 TECHNOLOGIES, INC.

Note E – Income Taxes (continued)

As of December 31, 2022, the Company’s estimated aggregate total net operating loss carryforwards (NOLs) were $2,168,000 for U.S. federal tax purposes with an indefinite life.  At December 31, 2022, the Company had deferred tax assets of $838,000, which were offset by a valuation allowance of $838,000 as it was determined that it is more likely than not that the deferred tax assets would not be realized. At December 31, 2022, the Company had a deferred tax liability position of $1,161,000.

The reconciliation between the taxes as shown and the amount that would be computed by applying the statutory federal income tax rate to the net income before income taxes is as follows:

	Years Ended
	December 31,
	2022	2021

Income tax - statutory rate	21.00%	21.00%
Permanent differences	(8.40)%	1.69%
Change in valuation allowance	(48.79)%	—%
State	1.28%	1.11%
Other	(0.43)%	—%
Total	(35.34)%	23.80%

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The excise tax applies in cases where the total value of the stock repurchased during the taxable year exceeds $1,000,000.

The personal holding company (“PHC”) rules under the Internal Revenue Code impose a 20% tax on a PHC’s undistributed personal holding company income (“UPHCI”), which means, in general, taxable income subject to certain adjustments. For a corporation to be classified as a PHC, it must satisfy two tests: (i) that more than 50% in value of its outstanding shares must be owned directly or indirectly by five or fewer individuals at any time during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the “Ownership Test”) and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the “Income Test”). During the second half of 2022, based on available information concerning the Company’s shareholder ownership, the Company did not satisfy the Ownership Test and thus the Company was not a PHC for 2022. However, the Company may subsequently be determined to be a PHC in 2023 or in future years if it satisfies both the Ownership Test and the Income Test. If the Company were to become a PHC in any future year, it would be subject to an additional 20% tax on its UPHCI. In such event, the Company may issue a special cash dividend, to its shareholders in an amount equal to the UPHCI rather than incur the additional 20% tax.

NETWORK-1 TECHNOLOGIES, INC.

Note F – Stockholders’ Equity

The Company adopted a new 2022 Stock Incentive Plan, (the “2022 Plan”), approved by its Board of Directors on July 25, 2022 and its stockholders on September 20, 2022. The 2022 Plan provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock, (d) stock appreciation rights, and (e) other stock-based awards including restricted stock units. Awards under the 2022 Plan may be granted singly, in combination, or in tandem. Subject to standard anti-dilution adjustments as provided, the 2022 Plan provides for an aggregate of 2,300,000 shares of the Company’s common stock to be available for distribution. The Company’s Compensation Committee generally has the authority to administer the 2022 Plan, determine participants who will be granted awards, the size and types of awards, the terms and conditions of awards and the form and content of the award agreements representing awards. Awards under the 2022 Plan may be granted to employees, directors and consultants of the Company and its subsidiaries. As of December 31, 2022, there were 2,300,000 shares of common stock available for issuance under the 2022 Plan.

As of December 31, 2022, there were 625,000 shares of common stock subject to outstanding awards under the Company 2013 Stock Incentive Plan (“2013 Plan”). The Company discontinued issuing awards under its 2013 Plan as a result of the adoption of the 2022 Plan.

[1]	Restricted Stock Units

A summary of restricted stock units granted during the years ended December 31, 2022 and December 31, 2021 is as follows (each restricted stock unit represents the contingent right to receive one share of the Company’s common stock):

	2022		2021
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Balance of restricted stock units outstanding at beginning of year	12,500	$3.36	162,500	$2.25
Grants of restricted stock units	670,000	1.92	45,000	3.51
Vested restricted stock units	(57,500)	(2.73)	(195,000)	(2.47)
Balance of restricted stock units outstanding at end of year	625,000	$1.87	12,500	$3.36

Restricted stock unit compensation expense was $585,000 for the year ended December 31, 2022 and $238,000 for the year ended December 31, 2021.

The Company has an aggregate of $736,000 of unrecognized restricted stock unit compensation expense as of December 31, 2022 to be expensed over a weighted average period of 2.61 years.

The fair value of restricted stock units is determined based on the number of shares granted and the quoted market price of the Company’s common stock on the date of grant for time-based and performance-based awards and fair value at grant date using the Monte Carlo simulation model for market-based awards. The key inputs into the Monte Carlo simulation used to value the restricted stock units was a risk-free rate of 2.39%, expected term of 4 years, expected volatility of 40% and a stock price of $2.47.

All of the Company’s issued restricted stock units have dividend equivalent rights. As of December 31, 2022 and 2021, there was $37,000 and $72,000 accrued for dividend equivalent rights which were included in other accrued expenses.

NETWORK-1 TECHNOLOGIES, INC.

Note F – Stockholders’ Equity (continued)
[2]	Stock Options

At December 31, 2022, there were no stock options outstanding. At December 31, 2021, one stock option to purchase 500,000 shares of common stock was outstanding, representing an option grant outside of the 2013 Plan (issued prior to the establishment of the 2013 Plan). The stock option had a weighted average exercise price of $1.19 and a weighted average remaining life of 0.84 years. There were no grants of stock options during the years ended December 31, 2022 and 2021.

The following table summarizes stock option activity for the years ended December 31:

	2022		2021
		Weighted		Weighted
		Average		Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price
Options outstanding at beginning of year	500,000	$1.19	500,000	$1.19
Granted	—	—	—	—
Expired	—	—	—	—
Exercised	500,000	$1.19	—	—
Options outstanding at end of year	—	—	500,000	$1.19
Options exercisable at end of year	—	—	500,000	$1.19

During the year ended December 31, 2022 and 2021, the Company did not recognize any stock-based compensation related to the vesting of prior issued stock options to employees. The Company at December 31, 2022 and 2021 had no remaining unrecognized expenses related to unvested stock options to employees and directors. The aggregate intrinsic value of all stock options exercisable at December 31, 2022 and 2021 was $-0- and $815,000, respectively.

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

Note G – Marketable Securities

Marketable securities as of December 31, 2022 and 2021 were composed of:

	December 31, 2022
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government Securities	$20,781,000	$67,000	$—	$20,848,000
Fixed income mutual funds	11,904,000	—	(915,000)	10,989,000
Certificates of Deposit	3,019,000	—	(43,000)	2,976,000
Corporate bonds and notes	192,000	—	(14,000)	178,000
Total marketable securities	$35,896,000	$67,000	$(972,000)	$34,991,000

	December 31, 2021
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income mutual funds	$14,462,000	—	$(137,000)	$14,325,000
Corporate bonds and notes	813,000	—	(12,000)	801,000
Total marketable securities	$15,275,000	$—	$(149,000)	$15,126,000

NETWORK-1 TECHNOLOGIES, INC.

Note H – Equity Investment

During the period December 2018 through December 2022, the Company made an aggregate investment of $7,000,000 in ILiAD, a privately held clinical stage biotechnology company dedicated to the prevention and treatment of human disease caused by Bordetella pertussis. ILiAD is focused on validating its proprietary intranasal vaccine, BPZE1, for the prevention of Pertussis (whooping cough). At December 31, 2022, the Company owned approximately 6.8% of the outstanding units of ILiAD on a non-fully diluted basis and 6.3% of the outstanding units on a fully diluted basis (after giving effect to the exercise of all outstanding options and warrants). In connection with its investment, the Company’s Chairman and Chief Executive Officer obtained a seat on ILiAD’s Board of Managers and receives the same compensation for service on the Board of Managers as other non-management Board members.

On August 24, 2022, ILiAD completed a private financing of $42,836,000 of its Class D units, of which a multi-national pharmaceutical company invested $30,000,000 (the “Financing”). As part of the Financing, the Company invested $1,000,000. This private financing represented an observable price transaction in accordance with ASC 323 and resulted in dilution in the Company’s ownership in the ILiAD. In accordance with ASC 323-10-40-1, the Company accounted for the dilution as if it had sold a portion of its investment and therefore recorded an unrealized gain of $3,883,000 and a corresponding increase in the carrying value of its investment in ILiAD. The Company determined the new carrying value of its equity investment using an observable transaction price since the Company determined the securities owned by the Company were not materially different than the securities sold by ILiAD in the Financing. The unrealized gain is reflected in the Company’s consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2022.

In addition, as part of the Financing, the Company converted its convertible note in the principal amount of $1,000,000 plus accrued interest of $86,000, in accordance with its terms, into equity of ILiAD and has accounted for this investment under the equity method of accounting. The Company recognized a gain on conversion of $271,000 which was recognized in its consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2022.

For the years ended December 31, 2022 and 2021, the Company recorded an allocated net loss from its equity method investment in ILiAD of $1,639,000 and $999,000, respectively.

The difference between the Company’s share of equity in ILiAD’s net assets and the purchase price of the investment is due to an excess amount paid over the book value of the investment of $4,130,000, which is accounted for as equity method goodwill.

The Company performed an assessment to determine significance of its equity investee using the investment, asset and income tests. The Company concluded the income test threshold was met for the year ended December 31, 2022. The following table provides certain summarized financial information for the Company’s equity method investee for the periods presented and has been compiled from the equity investee’s financial statement, reported on one quarter lag.

	Twelve Months Ended September 30,
	2022	2021
Loss from continuing operations	$15,246,000	$11,133,000
Comprehensive loss	$17,913,000	$10,384,000

NETWORK-1 TECHNOLOGIES, INC.

Note I – Commitments and Contingencies

[1]	Legal fees:

Russ, August & Kabat provides legal services to the Company with respect to its pending patent litigation filed in May 2017 against Facebook, Inc. in the U.S. District Court for the Southern District of New York relating to several patents within the Company’s Mirror Worlds Patent Portfolio (see Note K[2] hereof). The terms of the Company’s agreement with Russ, August & Kabat provide for cash payments on a monthly basis subject to a cap plus a contingency fee ranging between 15% and 24% of the net recovery (after deduction of expenses) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved. The Company is responsible for all expenses incurred with respect to this litigation.

Russ, August & Kabat also provides legal services to the Company with respect to its pending patent litigations filed in April 2014 and December 2014 against Google Inc. and YouTube, LLC in the U.S. District Court for the Southern District of New York relating to certain patents within the Cox Patent Portfolio acquired by the Company from Dr. Cox (see Note K[1] hereof). The terms of the Company’s agreement with Russ, August & Kabat provide for legal fees on a full contingency basis ranging from 15% to 30% of the net recovery (after deduction of expenses) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved. The Company is responsible for all expenses incurred with respect to this litigation.

[2]	Patent Acquisitions:

On March 25, 2022, the Company completed the acquisition of a new patent portfolio (HFT Patent Portfolio) currently consisting of nine U.S. patents and two pending U.S. patents covering certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems where the difference between success and failure may be measured in nanoseconds. The Company paid the seller $500,000 at the closing and has an obligation to pay the seller an additional $500,000 in cash and $375,000 of the Company’s common stock (up to a maximum of 375,000 shares) upon achieving certain milestones with respect to the HFT Patent Portfolio. The Company also has an additional obligation to pay the seller 15% of the first $50 million of net proceeds (after deduction of expenses) generated by the patent portfolio and 17.5% of net proceeds greater than $50 million.

In connection with the Company’s acquisition of its Cox Patent Portfolio, the Company is obligated to pay Dr. Cox 12.5% of the net proceeds (after deduction of expenses) generated by the Company from licensing, sale or enforcement of the patent portfolio. As of the years ended December 31, 2022, and 2021, no expense was incurred with respect to the Cox Patent Portfolio. As of December 31, 2022 and 2021, no amounts were accrued with respect to the Cox Patent Portfolio.

As part of the acquisition of the Mirror Worlds Patent Portfolio, the Company also entered into an agreement with Recognition Interface, LLC (“Recognition”) pursuant to which Recognition received from the Company an interest in the net proceeds realized from the monetization of the Mirror Worlds Patent Portfolio, as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; and (iii) 20% of any portion of the net proceeds in excess of $250 million. Since entering into the agreement with Recognition in May 2013, the Company has paid Recognition an aggregate of $3,127,000 with respect to such net proceeds interest related to the Mirror Worlds Patent Portfolio. No such payments were made by the Company to Recognition during the year ended December 31, 2022 and 2021.

In connection with the Company’s acquisition of its M2M/IoT Patent Portfolio, the Company is obligated to pay M2M 14% of the first $100 million of net proceeds (after deduction of expenses) and 5% of net proceeds greater than $100 million from Monetization Activities (as defined in the acquisition agreement) related to the M2MIoT Patent Portfolio. In addition, M2M will be entitled to receive from the Company $250,000 of additional consideration upon the occurrence of certain future events related to the patent portfolio.

NETWORK-1 TECHNOLOGIES, INC.

Note I – Commitments and Contingencies (continued)
[3]	Savings and investment plan:

The Company has a Savings and Investment Plan which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986. The Company also may make discretionary annual matching contributions and profit sharing in amounts determined by the Board of Directors, subject to statutory limits. The 401(k) Plan expense for the years ended December 31, 2022 and 2021 was $78,000 and $102,000, respectively, all of which was accrued as of December 31, 2022 and 2021 and is recorded within accrued expenses on the Company’s consolidated balance sheets.

[4]	Leases:

The Company has one operating lease for its principal office space in New Canaan, Connecticut that will expire on April 30, 2025.

There are no material residual guarantees associated with the Company’s lease and there are no significant restrictions or covenants included in the Company’s lease.

The calculated incremental borrowing rate was approximately 4.2%, which was calculated based on remaining lease term of 3 years as of May 1, 2022. The remaining lease term as of December 31, 2022 was approximately 2.3 years.

There was no sublease rental income for the year ended December 31, 2022, and the Company is not the lessor in any lease arrangement, and there were no related-party lease agreements.

Right-of-use lease assets and related lease obligations for the Company’s operating leases were recorded in the consolidated balance sheet as follows:

	As of	As of
	December 31, 2022	December 31, 2021
Operating lease right-of-use assets	$161,000	$—

Operating lease obligations – current	79,000	—
Operating lease obligations – non-current	94,000	—
Total lease obligations	$173,000	$—

The table below presents certain information related to the Company’s lease costs for the year ended December 31, 2022 and 2021:

	For the Year Ended December 31,
	2022	2021
Operating lease cost	$48,000	$—
Short-term lease cost	82,000	128,000
Total lease cost	$130,000	$128,000

Future lease payments included in the measurement of lease liabilities on the consolidated balance sheet as of December 31, 2022, were as follows:

Operating Leases
2023	83,000
2024	73,000
2025	24,000
Total future minimum lease payments	180,000
Less imputed interest	(7,000)
Total operating lease liability	$173,000

NETWORK-1 TECHNOLOGIES, INC.

Note J - Employment Arrangements and Other Agreements

[1] On March 22, 2022, the Company entered into a new employment agreement (“Agreement”) with its Chairman and Chief Executive Officer, pursuant to which he continues to serve as the Company’s Chairman and Chief Executive Officer for a four-year term (“Term”), at an annual base salary of $535,000 which shall be increased by 3% per annum during the Term. The Agreement established an annual target bonus of $175,000 for the Chairman and Chief Executive Officer based upon performance. For the year ended December 31, 2022 and 2021, the Chairman and Chief Executive Officer received an annual discretionary bonus of $175,000.

In addition, pursuant to the Agreement, the Company granted the Chairman and Chief Executive Officer, under its 2013 Plan, 600,000 restricted stock units (the “RSUs”, each RSU awarded by the Company to its officers, directors and consultants represents a contingent right to receive one share of the Company’s common stock) which terms provided for vesting in four tranches, as follows: (1) 175,000 RSUs which shall vest 100,000 RSUs on March 22, 2023 and 75,000 RSUs on March 22, 2024, subject to the Chairman and Chief Executive Officer’s continued employment by the Company through each such vesting date (the “Employment Condition”) (“Tranche 1”); (2) 150,000 RSUs shall vest if at any time during the Term that the Company’s common stock achieves a closing price for twenty (20) consecutive trading days (“Closing Price”) of a minimum of $3.50 per share (subject to adjustment for stock splits) and the Employment Condition is satisfied through the date such minimum per share Closing Price is achieved (“Tranche 2”); (3) 150,000 RSUs shall vest if at any time during the Term that the common stock achieves a Closing Price of a minimum of $4.00 per share (subject to adjustment for stock splits) and the Employment Condition is satisfied through the date such minimum per share Closing Price is achieved (“Tranche 3”); and (4) 125,000 RSUs shall vest if at any time during the Term, that the common stock achieves a Closing Price of a minimum of $4.50 per share (subject to adjustment for stock splits) and the Employment Condition is satisfied through the date such minimum per share Closing Price is achieved (“Tranche 4”). In the event of a Change of Control (as defined), Termination Other Than for Cause (as defined) or a termination by the Chairman and Chief Executive Officer for Good Reason (as defined) in each case prior to the last day of the Term, the vesting of all RSUs (Tranches 1, 2, 3 and 4) shall accelerate (and not be subject to any conditions) and all RSUs shall become immediately fully vested. All RSUs granted by the Company to its officers, directors or consultants have dividend equivalent rights.

Under the terms of the Agreement, so long as the Chairman and Chief Executive Officer continues to serve as an executive officer of the Company, whether pursuant to the Agreement or otherwise, the Chairman and Chief Executive Officer shall also receive incentive compensation in an amount equal to 5% of the Company’s gross royalties or other payments from Licensing Activities (as defined) (without deduction of legal fees or any other expenses) with respect to the Remote Power Patent and a 10% net interest (gross royalties and other payments after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company’s royalties and other payments relating to Licensing Activities with respect to patents other than the Remote Power Patent (including all of the Company’s patent portfolios and its investment in ILiAD) (collectively, the “Incentive Compensation”). During the year ended December 31, 2022 and 2021, the Chairman and Chief Executive Officer earned Incentive Compensation of $-0- and $1,801,000, respectively.

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

NETWORK-1 TECHNOLOGIES, INC.

Note J - Employment Arrangements and Other Agreements (continued)

In connection with the Agreement, the Chairman and Chief Executive Officer has also agreed not to compete with the Company as follows: (i) during the Term of the Agreement and for a period of 12 months thereafter if his employment is terminated “Other Than For Cause” (as defined) provided he is paid his 12 months base salary severance amount and (ii) for a period of two years from the termination date, if terminated “For Cause” by the Company or “Without Good Reason” by the Chairman and Chief Executive Officer.

[2] The Company’s Executive Vice President serves on an at-will basis at an annual base salary of $200,000. The Executive Vice President received a discretionary annual bonus of $25,000 and $40,000 for the year ended December 31, 2022 and 2021, respectively. On January 18, 2022, the Company’s Executive Vice President was granted 15,000 RSUs under the 2013 Plan, 50% of such RSUs vested on the one year anniversary of the date of grant (January 18, 2023) and 50% of such RSUs vest on the two year anniversary of the grant (January 18, 2024), subject to continued employment. On January 24, 2023, the Company’s Executive Vice President was granted 15,000 RSUs under the 2022 Plan, 50% of such RSUs vest on the one year anniversary of the date of grant (January 24, 2024) and 50% of such RSUs vest on the two year anniversary of the date of grant (January 24, 2025), subject to continued employment.

[3] The Company’s former Chief Financial Officer served on an at-will basis at an annual base salary of $175,000 until his retirement in December 2022. In connection with his retirement, the Chief Financial Officer was granted severance of 6 months base salary and certain other benefits.

[4] In December 2022, the Company’s Board of Directors elected a new Chief Financial Officer who serves on a consulting basis at an annual base salary of $175,000.

Note K – Legal Proceedings

[1] On April 4, 2014 and December 3, 2014, the Company initiated litigation against Google Inc. (“Google”) and YouTube, LLC (“YouTube”) in the U.S. District Court for the Southern District of New York for infringement of several of its patents within its Cox Patent Portfolio acquired from Dr. Cox which relate to the identification of media content on the Internet. The lawsuit alleges that Google and YouTube have infringed and continue to infringe certain of the Company’s patents by making, using, selling and offering to sell unlicensed systems and related products and services, which include YouTube’s Content ID system. The litigations against Google and YouTube were subject to court ordered stays which were in effect from July 2, 2015 until January 2, 2019 as a result of proceedings at the Patent Trial and Appeal Board (PTAB) and the appeals of PTAB Final Written Decisions to the U.S. Court of Appeals for the Federal Circuit. Pursuant to a Joint Stipulation and Order Regarding Lifting of Stays, entered on January 2, 2019, the parties agreed, among other things, that the stays with respect to the litigations were lifted. In January 2019, the two litigations against Google and YouTube were consolidated. Discovery is complete and the parties have each submitted summary judgment motions. A trial date has not yet been set.

[2] On May 9, 2017, Mirror Worlds Technologies, LLC, the Company’s wholly-owned subsidiary, initiated litigation against Facebook, Inc. (“now Meta Platforms, Inc. (“Meta”)) in the U.S. District Court for the Southern District of New York, for infringement of U.S. Patent No. 6,006,227, U.S. Patent No. 7,865,538 and U.S. Patent No. 8,255,439 (among the patents within the Company’s Mirror Worlds Patent Portfolio). The lawsuit alleged that the asserted patents are infringed by Meta’s core technologies that enable Meta’s Newsfeed and Timeline features. On May 7, 2018, Meta filed a motion for summary judgment on non-infringement. On August 11, 2018, the Court issued an order granting Meta’s motion for summary judgment of non-infringement and dismissed the case. On August 17, 2018, the Company filed a Notice of Appeal to appeal the summary judgment decision to the U.S. Court of Appeals for the Federal Circuit. On January 23, 2020, the U.S. Court of Appeals for the Federal Circuit ruled in the Company’s favor and reversed the summary judgment finding on non-infringement of the District Court and remanded the litigation to the Southern District of New York for further proceedings.

NETWORK-1 TECHNOLOGIES, INC.

Note K – Legal Proceedings (continued)

On March 7, 2022, the District Court entered a ruling granting in part and denying in part a motion for summary judgment by Meta. In its ruling the Court (i) denied Meta’s motion that the asserted patents were invalid by concluding that all asserted claims were patent eligible under §101 of the Patent Act and (ii) granted summary judgment of non-infringement in favor of Facebook and dismissed the case. The Company strongly disagrees with the decision on non-infringement and on April 4, 2022, the Company filed an appeal to the U.S. Court of Appeals for the Federal Circuit, which is pending.

[3] On December 15, 2020, the Company filed a lawsuit against Netgear, Inc. (“Netgear”) in the Supreme Court of the State of New York, County of New York, for breach of a Settlement and License Agreement, dated May 22, 2009, with the Company for failure to make royalty payments, and provide corresponding royalty reports, to the Company based on sales of Netgear’s PoE products. On October 22, 2021, Netgear filed a Demand for Arbitration at the American Arbitration Association (AAA) seeking to arbitrate certain issues raised in the litigation. The Company objected to jurisdiction at the AAA. On April 22, 2022, Netgear filed a counterclaim in the N.Y. court action alleging that the Company breached the License Agreement by not offering Netgear lower royalties. On September 22, 2022, the arbitration brought by Netgear was dismissed by the AAA on jurisdiction grounds. The case remains pending in the Supreme Court of the State of New York, County of New York.

[4] In October and November 2022, the Company initiated separate litigation against ten defendants for infringement of its Remote Power Patent seeking monetary damages based upon reasonable royalties, as follows: (i) On October 6, 2022, the Company initiated such litigation against Arista Networks, Inc., Fortinet, Inc., Honeywell International Inc. and Ubiquiti Inc. in the United States District Court, District of Delaware; (ii) On October 27, 2022, and November 3, 2022, the Company initiated such litigation against TP-Link USA Corporation and Hikvision USA, Inc. in the United States District Court for the Central District of California; (iii) On November 4, 2022, the Company initiated such litigation against Panasonic Holdings Corporation and Panasonic Corporation of North America in the United States District Court for the Eastern District of Texas (Marshall Division); and (iv) On November 8, 2022 and November 16, 2022, the Company initiated such litigation against Antaira Technologies, LLC and Dahua Technology USA in the United States District Court for the Central District of California.

Note L - Concentrations

The Company had no revenue for the year ended December 31, 2022. Revenue from the Company’s Remote Power Patent constituted 100% of the Company’s revenue for the year ended December 31, 2021, of which two licensees constituted an aggregate of 99% of the Company’s revenue for such year.

Note M – Related Party Transaction

On June 1, 2022, the Company repurchased from a director of the Company 41,500 shares of its common stock at a purchase price of $2.42 per share or aggregate consideration of $100,430.

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

During the year ended December 31, 2022, the Company repurchased an aggregate of 228,530 shares of its common stock pursuant to the Share Repurchase Program at a cost of approximately $531,000 (exclusive of commissions) or an average price per share of $2.33.

Since inception of the Share Repurchase Program (August 2011) through December 31, 2022, the Company has repurchased an aggregate of 9,212,664 shares of its common stock at a cost of approximately $17,758,000 (exclusive of commissions) or an average per share price of $1.93.

NETWORK-1 TECHNOLOGIES, INC.

Note O – Dividend Policy

The Company’s dividend policy consists of a semi-annual cash dividend of $0.05 per common share ($0.10 per common share annually) which have been paid in March and September of each year. On February 23, 2022, the Board of Directors declared a semi-annual cash dividend of $0.05 per share with a payment date of March 24, 2022 to all common shareholders of record as of March 9, 2022. On September 9, 2022, the Board of Directors declared a semi-annual dividend of $0.05 per share with a payment date of September 30, 2022 to all common shareholders of record as of September 20, 2022. The Company’s dividend policy undergoes a periodic review by the Board of Directors and is subject to change at any time depending upon the Company’s earnings, financial requirements and other factors.

Note P – Subsequent Events

[1] On March 3, 2023, the Company’s Board of Directors declared a semi-annual cash dividend of $0.05 per share with a payment date of March 31, 2023 to all common shareholders of record as of March 15, 2023.

[2] On March 3, 2023, the Company’s Board of Directors approved the grant of 15,000 RSUs to each of the Company’s three non-management directors. The RSUs vest over a one year period in equal quarterly installments of 3,750 shares of common stock on each of March 15, 2023, June 15, 2023, September 15, 2023 and December 15, 2023.

[3] During the period January 24, 2023 through March 10, 2023, the Company entered into settlement agreements with Arista Networks, Inc., Antiara Technologies LLC, Panasonic Holdings Corporation and TP-Link USA Corporation with respect to patent infringement litigation involving its Remote Power Patent, resulting in aggregate settlement payments to the Company of $537,300 and a conditional payment of $150,000 (see Note K[4] hereof).

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)       Financial Statements:

The following are included under Item 8 “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2022 and 2021

Consolidated statements of operations and comprehensive (loss) income for the years ended December 31, 2022 and 2021

Consolidated statements of changes in stockholders' equity for the years ended December 31, 2022 and 2021

Consolidated statements of cash flows for the years ended December 31, 2022 and 2021

Notes to consolidated financial statements

(a)(2)       Financial Statements Schedules:

Financial statement schedules are omitted because the information is not applicable.

(a)(3) Exhibits:

3(i)(a)	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-59617), declared effective by the SEC on November 12, 1998 (the “1998 Registration Statement”), and incorporated herein by reference.
3(i)(b)	Certificate of Amendment to the Certificate of Incorporation dated November 27, 2001. Previously filed as Exhibit 3.1.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-81344) declared effective by the SEC on February 12, 2002, and incorporated herein by reference (the “February 2002 Form S-3”)
3(i)(c)	Certificate of Amendment to the Certificate of Incorporation dated October 9, 2013. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 10, 2013, and incorporated herein by reference.
3(ii)	Second Amended and Restated By-laws. Previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 filed on November 14, 2016 and incorporated herein by reference.
4.1	Description of Common Stock. Previously filed under the header “Common Stock” under the section captioned “Description of Securities” in the Company’s Registration Statement on Form S-1A (File No. 333-190719) filed on September 30, 2014 and incorporated herein by reference.
10.2+	Employment Agreement, dated July 14, 2016, between the Company and Corey M. Horowitz, Chairman and Chief Executive Officer. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2016 and incorporated herein by reference.
10.3+	Employment Agreement, dated March 22, 2022, between the Company and Corey M. Horowitz, Chairman and Chief Executive Officer. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2022 and incorporated herein by reference.
10.4+	2013 Stock Incentive Plan. Previously filed as Appendix B to the Company’s Schedule 14A (Proxy Statement) filed on August 20, 2013 and incorporated herein by reference.
10.5+	2022 Stock Incentive Plan Previously filed as Exhibit A to the Company's Schedule 14A (Proxy Statement) filed on July 27, 2022 and incorporated herein by reference.

10.6	Form of Indemnification Agreement for directors and officers. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2019 and incorporated herein by reference.
14	Code of Ethics. Previously filed as Exhibit 14 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 14, 2004 and incorporated herein by reference.
16	Letter, dated October 12, 2002, from Friedman LLP. Previously filed as Exhibit 16 to the Company’s Current Report on Form 8-K filed on October 12, 2022 and incorporated herein by reference.
21.1*	List of Subsidiaries of Registrant.
23.1*	Consent of Marcum LLP, independent registered public accounting firm.
23.2	Consent of Friedman LLP, the Company’s former independent registered public accounting firm.
31.1*	Section 302 Certification of Chief Executive Officer.
31.2*	Section 302 Certification of Chief Financial Officer.
32.1*	Section 906 Certification of Chief Executive Officer.
32.2*	Section 906 Certification of Chief Financial Officer.

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

March 30, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/ Corey M. Horowitz Corey M. Horowitz	Chairman and Chief Executive Officer, Chairman of the Board of Directors (principal executive officer)	March 30, 2023
/s/ Robert Mahan Robert Mahan	Chief Financial Officer (principal financial officer and principal accounting officer)	March 30, 2023
/s/ Jonathan Greene Jonathan Greene	Executive Vice President, Secretary and a Director	March 30, 2023
/s/ Emanuel Pearlman Emanuel Pearlman	Director	March 30, 2023
/s/ Niv Harizman Niv Harizman	Director	March 30, 2023
/s/ Allison Hoffman Allison Hoffman	Director	March 30, 2023