Form 10-Q
period 2023-03-31
NETWORK-1 TECHNOLOGIES, INC.
filed 2023-05-12
CIK 1065078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to__________

Commission File Number  1-15288

NETWORK-1 TECHNOLOGIES, INC.

 (Exact Name of Registrant as Specified in Its Charter)

Delaware	11-3027591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

65 Locust Avenue, Third Floor New Canaan, Connecticut	06840
(Address of principal executive offices)	(Zip Code)

203-920-1055

(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NTIP	NYSE American

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

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding as of May 8, 2023 was 23,800,010.

1

NETWORK-1 TECHNOLOGIES, INC.

Form 10-Q Index

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include any expectation of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements related to future performance and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Factors that could cause or contribute to such differences include various risks and uncertainties described below and elsewhere in this Quarterly Report on Form 10-Q as well as in our Annual Report on Form 10-K for the year ended December 31, 2022 (filed with the SEC on March 30, 2023). Furthermore, such forward-looking statements speak only as of the date of this report. Such risks and uncertainties include, but are not limited to, the following:

•	our uncertain revenue from licensing our intellectual property;
•	uncertainty of the outcome of our pending litigations;
•	our ability to achieve future revenue from our patent portfolios;
•	our ability to protect our patents;
•	our ability to execute our strategy to acquire or make investments in high quality patents with significant licensing opportunities;
•	our ability to enter into strategic relationships with third parties to license or otherwise monetize their intellectual property;
•	our ability to achieve a return on our investment in ILiAD Biotechnologies, LLC;
•	our ability to continue to acquire additional intellectual property;
•	uncertainty as to whether cash dividends will continue to be paid;
•	variations in our quarterly and annual operating results;
•	the risk that we may be determined to be a personal holding company in 2023 or future years which may result in our issuing a special cash dividend to our stockholders to the extent we have undistributed personal holding company income resulting in less cash available for our operations and strategic transactions; and
•	legislative, regulatory and competitive developments.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2023	December 31, 2022
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,919,000	$13,448,000
Marketable securities, at fair value	36,920,000	34,991,000
Prepaid taxes	177,000	177,000
Other current assets	119,000	348,000

TOTAL CURRENT ASSETS	47,135,000	48,964,000

OTHER ASSETS:
Patents, net of accumulated amortization	1,509,000	1,592,000
Equity investment	6,578,000	7,252,000
Operating leases right of - use asset	145,000	161,000
Security deposit	13,000	—

Total Other Assets	8,245,000	9,005,000

TOTAL ASSETS	$55,380,000	$57,969,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable	$601,000	$507,000
Income taxes payable	115,000	115,000
Accrued contingency fees and related costs	96,000	—
Accrued payroll	139,000	317,000
Other accrued expenses	203,000	587,000
Operating lease obligation, current	79,000	79,000

Total Current Liabilities	1,233,000	1,605,000

LONG TERM LIABILITIES:
Deferred tax liability	1,008,000	1,161,000
Operating lease obligation, non-current	77,000	94,000

TOTAL LIABILITIES	$2,318,000	$2,860,000

COMMITMENTS AND CONTINGENCIES (Note G)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, authorized 10,000,000 shares; none issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; authorized 50,000,000 shares; 23,811,505 and 23,863,639 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	239,000	239,000
Additional paid-in capital	67,099,000	66,939,000
Accumulated deficit	(14,262,000)	(12,055,000)
Accumulated other comprehensive loss	(14,000)	(14,000)

TOTAL STOCKHOLDERS’ EQUITY	53,062,000	55,109,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,380,000	$57,969,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022

REVENUE	$537,000	$—

OPERATING EXPENSES:
Costs of revenue	151,000	—
Professional fees and related costs	298,000	250,000
General and administrative	781,000	572,000
Amortization of patents	83,000	75,000

TOTAL OPERATING EXPENSES	1,313,000	897,000

OPERATING LOSS	(776,000)	(897,000)

OTHER INCOME (LOSS) :
Interest and dividend income, net	310,000	80,000
Net realized and unrealized gain (loss) on marketable securities	364,000	(514,000)
Total other income (loss) , net	674,000	(434,000)

LOSS BEFORE INCOME TAXES AND EQUITY IN NET LOSSES OF EQUITY METHOD INVESTEE	(102,000)	(1,331,000)

INCOME TAX PROVISION:
Current	—	—
Deferred taxes, net	(153,000)	(452,000)
Total income tax benefit	(153,000)	(452,000)

INCOME (LOSS) BEFORE SHARE OF NET LOSSES OF EQUITY METHOD INVESTEE	$51,000	$(879,000)

SHARE OF NET LOSSES OF EQUITY METHOD INVESTEE	$(674,000)	$(433,000)

NET LOSS	$(623,000)	$(1,312,000)

Net loss per share:
Basic	$(0.03)	$(0.05)
Diluted	$(0.03)	$(0.05)

Weighted average common shares outstanding:
Basic	23,866,821	23,909,115
Diluted	23,866,821	23,909,115

Cash dividends declared per share	$0.05	$0.05

NET LOSS	$(623,000)	$(1,312,000)

OTHER COMPREHENSIVE LOSS
Net unrealized holding loss on corporate bonds and notes during the period, net of tax	—	(3,000)

COMPREHENSIVE LOSS	$(623,000)	$(1,315,000)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2023

					Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
			Additional Paid-in Capital	Accumulated Deficit	Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance – January 1, 2023	23,863,639	$239,000	$66,939,000	$(12,055,000)	$(14,000)	$55,109,000
Dividends and dividend equivalents declared	—	—	—	(1,196,000)	—	(1,196,000)
Stock-based compensation	—	—	161,000	—	—	161,000
Vesting of restricted stock units	123,750	1,000	(1,000)	—	—	—
Value of shares delivered to pay withholding taxes	(39,099)	—	—	(83,000)	—	(83,000)
Treasury stock purchased and retired	(136,785)	(1,000)	—	(305,000)	—	(306,000)
Net loss	—	—	—	(623,000)	—	(623,000)
Balance – March 31, 2023	23,811,505	$239,000	$67,099,000	$(14,262,000)	$(14,000)	$53,062,000

THREE MONTHS ENDED MARCH 31, 2022

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-in	Accumulated	Income	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)	Equity
Balance – January 1, 2022	23,792,212	$238,000	$66,361,000	$(6,428,000)	$(12,000)	$60,159,000
Dividends and dividend equivalents declared	—	—	—	(1,190,000)	—	(1,190,000)
Stock-based compensation	—	—	55,000	—	—	55,000
Vesting of restricted stock units	136,250	1,000	(1,000)	—	—	—
Value of shares delivered to pay withholding taxes	(45,438)	—	—	(112,000)	—	(112,000)
Net unrealized loss on corporate bonds and notes	—	—	—	—	(3,000)	(3,000)
Net loss	—	—	—	(1,312,000)	—	(1,312,000)
Balance – March 31, 2022	23,883,024	$239,000	$66,415,000	$(9,042,000)	$(15,000)	$57,597,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(623,000)	$(1,312,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of patents	83,000	75,000
Stock-based compensation	161,000	55,000
Loss allocated from equity method investment	674,000	433,000
Unrealized (gain) loss on marketable securities	(270,000)	510,000
Deferred tax benefit	(153,000)	(452,000)
Amortization of operating leases – right of use assets	16,000	—

Changes in operating asset and liabilities:
Other current assets	229,000	39,000
Other assets	(13,000)	—
Accounts payable	94,000	31,000
Operating lease obligations	(17,000)	—
Accrued expenses	(471,000)	(128,000)
NET CASH USED IN OPERATING ACTIVITIES	(290,000)	(749,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities	7,671,000	1,100,000
Purchases of marketable securities	(9,330,000)	(563,000)
Development of patents	—	(524,000)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,659,000)	13,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,191,000)	(1,190,000)
Value of shares delivered to fund withholding taxes	(83,000)	(112,000)
Repurchases of common stock, inclusive of commissions	(306,000)	—

NET CASH USED IN FINANCING ACTIVITIES:	(1,580,000)	(1,302,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,529,000)	(2,038,000)

CASH AND CASH EQUIVALENTS, beginning of period	13,448,000	44,497,000

CASH AND CASH EQUIVALENTS, end of period	$9,919,000	$42,459,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH FINANCING ACTIVITIES
Accrued dividend rights on restricted stock units	$8,000	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS

[1] BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of the management of Network-1 Technologies, Inc. (the “Company”), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company’s financial position as of March 31, 2023, and the results of its operations and comprehensive loss for the three month periods ended March 31, 2023 and March 31, 2022, changes in stockholders’ equity for the three month periods ended March 31, 2023 and March 31, 2022, and its cash flows for the three month periods ended March 31, 2023 and March 31, 2022.  The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP may have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2023. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations to be expected for the full year.

The accompanying unaudited condensed consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries, Mirror Worlds Technologies, LLC. and HFT Solutions, LLC. All intercompany balances and transactions have been eliminated in consolidation.

[2] BUSINESS

The Company is engaged in the development, licensing and protection of its intellectual property assets. The Company presently owns ninety-seven (97) U.S. patents, fifty-two (52) of such patents have expired, and eight foreign patents related to (i) the Cox patent portfolio (the “Cox Patent Portfolio) relating to enabling technology for identifying media content on the Internet and taking further actions to be performed after such identification; (ii) the M2M/IoT patent portfolio (the “M2M/IoT Patent Portfolio”) relating to, among other things, enabling technology for authenticating, provisioning and using embedded SIM (Subscriber Identification Module) technology in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers; (iii) the HFT patent portfolio (the “HFT Patent Portfolio”) covering certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems where the difference between success and failure may be measured in nanoseconds; (iv) the Mirror Worlds patent portfolio (the “Mirror Worlds Patent Portfolio”) relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; and (v) the remote power patent (the “Remote Power Patent”) covering delivery of Power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras.

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

The Company has made equity investments totaling $7,000,000 in ILiAD Biotechnologies, LLC (“ILiAD”), a clinical stage biotechnology company with an exclusive license to sixty-five (65) patents (see Note J hereof).

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]	Use of Estimates and Assumptions

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company’s unaudited condensed consolidated financial statements include costs related to the Company’s assertion of litigation, valuation of the Company’s patent portfolios, stock-based compensation, the recoverability of deferred tax assets and the carrying value of the Company’s equity method investments. Actual results could be materially different from those estimates, upon which the carrying values were based.

Certain amounts recorded to reflect the Company’s share of income or losses of its equity method investee, accounted for under the equity method, are based on estimates and the unaudited results of operations of the equity method investee and may require adjustment in the future when the audit of the equity method investee is complete. The Company reports its share of the results of its equity method investee on a one quarter lag basis.

[2]           Revenue Recognition

Under ASC 606, revenue is recognized when the Company completes the licensing of its intellectual property to its licensees, in an amount that reflects the consideration the Company expects to be entitled to in exchange for licensing its intellectual property.

The Company determines revenue recognition through the following steps:

•	identification of the license agreement;
•	identification of the performance obligations in the license agreement;
•	determination of the consideration for the license;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when the Company satisfies its performance obligations.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue disaggregated by source is as follows:

	Three months Ended March 31,
	2023	2022

Litigation settlements	$537,000	$—
Total Revenue	$537,000	$—

During the three months ended March 31, 2023, the Company entered into settlement agreements with Arista Networks, Inc., Antaira Technologies LLC, Panasonic Holdings Corporation and TP-Link USA Corporation with respect to patent infringement litigation involving its Remote Power Patent, resulting in aggregate settlements paid of $537,000 which are recognized as revenue during the three months ended March 31, 2023 and a conditional payment of $150,000 which has not been recognized as revenue as of March 31, 2023 because the terms of the conditional payment have not yet been satisfied.

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

[3]           Equity Method Investments

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

[4]           Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740, Income Taxes (ASC 740), which requires the Company to use the assets and liability method of accounting for income taxes. Under the assets and liability method, deferred income taxes are recognized for the tax consequences of temporary (timing) differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forwards. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. As of March 31, 2023, the Company had total deferred tax assets generated from its activities totaling $1,006,000. The Company’s deferred tax assets were offset by a valuation allowance of $1,006,000 as it was determined that it is more likely than not that certain deferred tax assets will not be realized. As of March 31, 2023, the Company also had a deferred tax liability of $1,008,000, resulting in a net deferred tax liability position of $1,008,000.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The personal holding company (“PHC”) rules under the Internal Revenue Code impose a 20% tax on a PHC’s undistributed personal holding company income (“UPHCI”), which means, in general, taxable income subject to certain adjustments and reduced by certain distributions to shareholders. For a corporation to be classified as a PHC, it must satisfy two tests: (i) that more than 50% in value of its outstanding shares must be owned directly or indirectly by five or fewer individuals at any time during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the “Ownership Test”) and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the “Income Test”). During the second half of 2022, based on available information concerning the Company’s shareholder ownership, the Company did not satisfy the Ownership Test. However, the Company may subsequently be determined to be a PHC in 2023 or in future years if it satisfies both the Ownership Test and Income Test. If the Company were to become a PHC in 2023 or any future year, it would be subject to the 20% tax on its UPHCI. In such event, the Company may issue a special cash dividend to its shareholders in an amount equal to the UPHCI rather than incur the 20% tax.

ASC 740-10, Accounting for Uncertainty in Income Taxes, defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company had no uncertain tax positions as of March 31, 2023.

The Company recognizes interest and penalties related to income tax in the income tax provision in the unaudited condensed consolidated statements of operations and comprehensive loss.

U.S. federal, state and local income tax returns prior to 2019 are not subject to examination by any applicable tax authorities, except that tax authorities could challenge returns (only under certain circumstances) for earlier years to the extent they generated loss carry-forwards that are available for those future years.

[5]           Reclassifications

Stock-based compensation in the unaudited condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2022 has been recast and reclassified to conform to the current period presentation.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

[6]           New Accounting Standards

There are no new accounting standards that have had a material impact on the Company's unaudited condensed consolidated financial statements.

NOTE C – PATENTS

The Company’s intangible assets at March 31, 2023 include patents with estimated remaining economic useful lives ranging from 0.25 to 16.25 years. For all periods presented, all of the Company’s patents were subject to amortization. The gross carrying amounts and accumulated amortization related to acquired intangible assets as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Gross carrying amount – patents	$8,473,000	$8,473,000
Accumulated amortization – patents	(6,964,000)	(6,881,000)
Patents, net	$1,509,000	$1,592,000

Amortization expense for the three months ended March 31, 2023 and 2022 was $83,000 and $75,000, respectively. Future amortization of intangible assets, net is as follows:

Twelve Months Ended March 31,
2023	$214,000
2024	120,000
2025	120,000
2026	120,000
2027	118,000
Thereafter	817,000
Total	$1,509,000

Two patents within the Cox Patent Portfolio expire in July 2023 and November 2023, and the balance of the patents within such portfolio have expired. The expiration dates of patents within the Company’s M2M/IoT Patent Portfolio range from September 2033 to May 2034. The expiration dates within the Company’s HFT Patent Portfolio range from October 31, 2039 to November 1, 2039. All of the patents within the Company’s Mirror Worlds Patent Portfolio and the Remote Power Patent have expired.

NOTE D – STOCK-BASED COMPENSATION

Restricted Stock Units

The Company adopted the 2022 Stock Incentive Plan, (the “2022 Plan”), approved by its Board of Directors on July 25, 2022 and its stockholders on September 20, 2022. The 2022 Plan provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock, (d) stock appreciation rights, and (e) other stock-based awards including restricted stock units.

As of March 31, 2023, there were 58,750 shares of common stock subject to outstanding awards under the 2022 Plan and 2,230,000 shares of common stock available for issuance under the 2022 Plan.

As of March 31, 2023, there were 512,500 shares of common stock subject to outstanding awards under the Company’s 2013 Stock Incentive Plan (“2013 Plan”). The Company discontinued issuing awards under its 2013 Plan as a result of the adoption of the 2022 Plan.

A summary of restricted stock unit activity for the three months ended March 31, 2023 is as follows (each restricted stock unit issued by the Company represents the right to receive one share of the Company’s common stock):

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance of restricted stock units outstanding at December 31, 2022	625,000	$1.87
Grants of restricted stock units	70,000	2.25
Vested restricted stock units	(123,750)	(2.48)
Balance of restricted stock units outstanding at March 31, 2023	571,250	$1.79

Restricted stock unit compensation expense was $161,000 and $55,000 for the three months ended March 31, 2023 and 2022, respectively. Stock-based compensation expense is included in general and administrative expenses on the unaudited condensed consolidated statement of operations and comprehensive loss.

The Company has an aggregate of $740,000 of unrecognized restricted stock unit compensation as of March 31, 2023 to be expensed over a weighted average period of 2.35 years.

All of the Company’s outstanding (unvested) restricted stock units have dividend equivalent rights. As of March 31, 2023 and December 31, 2022, there was $44,000 and $37,000, respectively, accrued for dividend equivalent rights which were included in other accrued expenses.

NOTE E – LOSS PER SHARE

Basic loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options and restricted stock units. Potentially dilutive shares of 571,250 and 1,171,250 at March 31, 2023 and 2022, respectively, consisted of restricted stock units and stock options. However, as the Company generated a net loss in 2023 and 2022, all potentially dilutive shares were not reflected in diluted net loss per share because the impact of such instruments was anti-dilutive.

Computations of basic and diluted weighted average common shares outstanding were as follows:

	Three Months Ended March 31,
	2023	2022
Weighted-average common shares outstanding – basic	23,866,821	23,909,115
Dilutive effect of restricted stock units and stock options	—	—
Weighted-average common shares outstanding – diluted	23,866,821	23,909,115
Restricted stock units excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive	571,250	1,171,250

NOTE F – MARKETABLE SECURITIES

Marketable securities as of March 31, 2023 and December 31, 2022 were composed of the following:

March 31, 2023

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Certificates of deposit	$2,976,000	$21,000	$—	$2,997,000
Government securities	25,992,000	204,000	—	26,196,000
Fixed income mutual funds	7,504,000	45,000	—	7,549,000
Corporate bond	178,000	—	—	178,000

Total marketable securities	$36,650,000	$270,000	$—	$36,920,000

December 31, 2022
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Government Securities	$20,781,000	$67,000	$—	$20,848,000
Fixed income mutual funds	11,904,000	—	(915,000)	10,989,000
Certificates of Deposit	3,019,000	—	(43,000)	2,976,000
Corporate bonds and notes	192,000	—	(14,000)	178,000

Total marketable securities	$35,896,000	$67,000	$(972,000)	$34,991,000

The Company’s marketable securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market.

NOTE G – COMMITMENTS AND CONTINGENCIES

[1] Legal Fees

Russ, August & Kabat provides legal services to the Company with respect to its patent litigation filed in May 2017 against Facebook, Inc. (now Meta Platforms, Inc.) in the U.S. District Court for the Southern District of New York relating to several patents within the Company’s Mirror Worlds Patent Portfolio (see Note I[2] hereof). The terms of the Company’s agreement with Russ, August & Kabat provide for cash payments on a monthly basis subject to a cap plus a contingency fee ranging between 15% and 24% of the net recovery (after deduction of expenses) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved. The Company is responsible for all expenses incurred with respect to this litigation.

Russ, August & Kabat also provides legal services to the Company with respect to its pending patent litigations filed in April 2014 and December 2014 against Google Inc. and YouTube, LLC in the U.S. District Court for the Southern District of New York relating to certain patents within the Company’s Cox Patent Portfolio (see Note I[1] hereof). The terms of the Company’s agreement with Russ, August & Kabat provide for legal fees on a full contingency basis ranging from 15% to 30% of the net recovery (after deduction of expenses) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved. The Company is responsible for all of the expenses incurred with respect to this litigation.

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

As part of the acquisition of the Mirror Worlds Patent Portfolio, the Company also entered into an agreement with Recognition Interface, LLC (“Recognition”) pursuant to which Recognition received from the Company an interest in the net proceeds realized from the monetization of the Mirror Worlds Patent Portfolio, as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; and (iii) 20% of any portion of the net proceeds in excess of $250 million.  Since entering into the agreement with Recognition in May 2013, the Company has paid Recognition an aggregate of $3,127,000 with respect to such net proceeds interest related to the Mirror Worlds Patent Portfolio.  No such payments were made by the Company to Recognition during the three months ended March 31, 2023 and 2022.

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

NOTE G – COMMITMENTS AND CONTINGENCIES (continued)

[3] Leases

The Company has one operating lease for its principal office space in New Canaan, Connecticut that will expire on April 30, 2025.

There are no material residual guarantees associated with any of the Company’s leases and there are no significant restrictions or covenants included in the Company’s lease agreements.

The calculated incremental borrowing rate was approximately 4.2%, which was calculated based on the remaining lease term of 3 years as of May 1, 2022. The remaining lease term as of March 31, 2023 was approximately 2 years.

There was no sublease rental income for the three months ended March 31, 2023, and the Company is not the lessor in any lease arrangement, and there were no related-party lease agreements.

Right of use lease assets and related lease obligations for the Company’s operating leases were recorded in the unaudited condensed consolidated balance sheet as follows:

	As of	As of
	March 31, 2023	December 31, 2022
Operating lease right-of-use assets	$145,000	$161,000

Operating lease obligations – current	79,000	79,000
Operating lease obligations – non-current	77,000	94,000
Total lease obligations	$156,000	$173,000

The table below presents certain information related to the Company’s lease costs for the period ended:

	For the Three Months Ended March 31,
	2023	2022
Operating lease cost	$19,000	$—
Short-term lease cost	—	—
Total lease cost	$19,000	$—

Future lease payments included in the measurement of lease liabilities on the unaudited condensed consolidated balance sheet as of March 31, 2023, were as follows:

Operating Leases
2023 – remaining period	$59,000
2024	78,000
2025	26,000
Total future minimum lease payments	163,000
Less imputed interest	(7,000)
Total operating lease liability	$156,000

NOTE H - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

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

Under the terms of the Agreement (which terms are substantially the same as the prior employment agreement with the Chairman and Chief Executive Officer), so long as the Chairman and Chief Executive Officer continues to serve as an executive officer of the Company, whether pursuant to the Agreement or otherwise, the Chairman and Chief Executive Officer shall also receive incentive compensation in an amount equal to 5% of the Company’s gross royalties or other payments from Licensing Activities (as defined) (without deduction of legal fees or any other expenses) with respect to its Remote Power Patent and a 10% net interest (gross royalties and other payments after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company’s royalties and other payments relating to Licensing Activities with respect to patents other than the Remote Power Patent (including all of the Company’s patent portfolios and its investment in ILiAD Biotechnologies) (collectively, the “Incentive Compensation”). During the three months ended March 31, 2023 and 2022, the Chairman and Chief Executive Officer earned Incentive Compensation of $27,000 and $0.

NOTE I – LEGAL PROCEEDINGS

[1] On April 4, 2014 and December 3, 2014, the Company initiated litigation against Google Inc. (“Google”) and YouTube, LLC (“YouTube”) in the U.S. District Court for the Southern District of New York for infringement of several of its patents within its Cox Patent Portfolio acquired from Dr. Cox which relate to the identification of media content on the Internet. The lawsuit alleges that Google and YouTube have infringed and continue to infringe certain of the Company’s patents by making, using, selling and offering to sell unlicensed systems and related products and services, which include YouTube’s Content ID system. The litigations against Google and YouTube were subject to court ordered stays which were in effect from July 2, 2015 until January 2, 2019 as a result of proceedings at the Patent Trial and Appeal Board (PTAB) and the appeals of PTAB Final Written Decisions to the U.S. Court of Appeals for the Federal Circuit. Pursuant to a Joint Stipulation and Order Regarding Lifting of Stays, entered on January 2, 2019, the parties agreed, among other things, that the stays with respect to the litigations were lifted. In January 2019, the two litigations against Google and YouTube were consolidated. Discovery has been completed and the parties have each submitted summary judgment motions. A trial date has not yet been set.

[2] On May 9, 2017, Mirror Worlds Technologies, LLC, the Company’s wholly-owned subsidiary, initiated litigation against Facebook, Inc. (now Meta Platforms, Inc., “Meta”) in the U.S. District Court for the Southern District of New York, for infringement of U.S. Patent No. 6,006,227, U.S. Patent No. 7,865,538 and U.S. Patent No. 8,255,439 (among the patents within the Company’s Mirror Worlds Patent Portfolio). The lawsuit alleged that the asserted patents are infringed by Meta’s core technologies that enable Meta’s Newsfeed and Timeline features. On August 11, 2018, the Court issued an order granting Meta’s motion for summary judgment of non-infringement and dismissed the case. On August 17, 2018, the Company filed a Notice of Appeal to appeal the summary judgment decision to the U.S. Court of Appeals for the Federal Circuit. On January 23, 2020, the U.S. Court of Appeals for the Federal Circuit ruled in the Company’s favor and reversed the summary judgment finding of the District Court and remanded the litigation to the Southern District of New York for further proceedings.

NOTE I – LEGAL PROCEEDINGS (continued)

On March 7, 2022, the District Court entered a ruling granting in part and denying in part a motion for summary judgment by Meta. In its ruling the Court (i) denied Meta’s motion that the asserted patents were invalid by concluding that all asserted claims were patent eligible under §101 of the Patent Act and (ii) granted summary judgment of non-infringement in favor of Meta and dismissed the case. The Company strongly disagrees with the decision of the District Court on non-infringement and on April 4, 2022, the Company filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. On April 18, 2022, Meta filed a notice of cross-appeal with respect to the Court’s ruling on validity. The appeal is pending.

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

During the three months ended March 31, 2023, the Company entered into settlement agreements with Arista Networks, Inc., Antaira Technologies LLC, Panasonic Holdings Corporation and TP-Link USA Corporation with respect to patent infringement litigation involving its Remote Power Patent, resulting in aggregate settlements paid of $537,000 which are recognized as revenue during the three months ended March 31, 2023 and a conditional payment of $150,000 which has not been recognized as revenue as of March 31, 2023 because the terms of the conditional payment have not yet been satisfied.

NOTE J – INVESTMENT

During the period December 2018 through August 2022, the Company made an aggregate investment of $7,000,000 in ILiAD Biotechnologies, LLC (“ILiAD”), a privately held clinical stage biotechnology company dedicated to the prevention and treatment of human disease caused by Bordetella pertussis. ILiAD is focused on validating its proprietary intranasal vaccine, BPZE1, for the prevention of pertussis (whooping cough). At March 31, 2023, the Company owned approximately 6.8% of the outstanding units of ILiAD on a non-fully diluted basis and 6.1% of the outstanding units on a fully diluted basis (after giving effect to the exercise all outstanding options and warrants). In connection with its initial investment, the Company’s Chairman and Chief Executive Officer obtained a seat on ILiAD’s Board of Managers and receives the same compensation for service on the Board of Managers as other non-management Board members.

For the three months ended March 31, 2023 and 2022, the Company recorded an allocated net loss from its equity method investment in ILiAD of $674,000 and $433,000, respectively.

The difference between the Company’s share of equity in ILiAD’s net assets and the purchase price of the investment is due to an excess amount paid over the book value of the investment of $4,254,000, which is accounted for as equity method goodwill.

The following table provides certain summarized financial information for the Company’s equity method investee for the periods presented and has been compiled from the equity investee’s financial statement, reported on one quarter lag.

	Three Months Ended December 31,
	2022	2021
Loss from continuing operations	$3,466,000	$3,367,000
Comprehensive loss	$9,911,000	$4,560,000

NOTE K – STOCK REPURCHASES

On June 8, 2021, the Board of Directors authorized an extension and increase of the Company’s share repurchase program (the “Share Repurchase Program”) to repurchase up to $5,000,000 of common stock over the subsequent 24 month period. The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion. The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors. The Share Repurchase Program may be increased, suspended or discontinued at any time. Since inception of the Share Repurchase Program through March 31, 2023, the Company has repurchased an aggregate of 9,349,449 shares of its common stock at an aggregate cost of $18,060,296 (exclusive of commissions) or an average per share price of $1.93. During the three months ended March 31, 2023, the Company repurchased an aggregate of 136,785 shares of its common stock at an aggregate cost of $302,202 (exclusive of commissions) or an average per share price of $2.21. At March 31, 2023, the dollar value of remaining shares that may be repurchased under the Share Repurchase Program was $3,095,688.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The excise tax applies in case where the total value of the stock repurchase during the taxable year exceeds $1,000,000.

NOTE L – CONCENTRATIONS

The Company maintains cash deposits in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). Accounts at each institution are insured by the FDIC up to $250,000. At March 31, 2023, the Company had $680,000 in excess of the FDIC insured limit.

Revenue from three parties constituted 94% of the Company’s revenue for the three months ended March 31, 2023 and all of such revenue was derived from the Remote Power Patent portfolio. The Company had no revenue for the three months ended March 31, 2022.

NOTE M – DIVIDEND POLICY

The Company’s dividend policy consists of semi-annual cash dividends of $0.05 per share ($0.10 per share annually) which have been paid in March and September of each year. The Company has been paid semi-annual cash dividends consistent with its policy. On March 3, 2023, the Company’s Board of Directors declared a semi-annual cash dividend of $0.05 per share with a payment date of March 31, 2023 to all common shareholders of record as of March 15, 2023. The Company’s dividend policy undergoes a periodic review by the Board of Directors and is subject to change at any time depending upon the Company’s earnings, financial requirements and other factors existing at the time.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

Our principal business is the development, licensing and protection of our intellectual property assets. We presently own ninety-seven (97) U.S. patents and eight foreign patents relating to: (i) our Cox Patent Portfolio relating to enabling technology for identifying media content on the Internet and taking further action to be performed after such identification; (ii) our M2M/IoT Patent Portfolio relating to, among other things, enabling technology for authenticating, provisioning and using embedded Sim (Subscriber Identification Module) technology in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers; (iii) our HFT Patent Portfolio covering certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems where the difference between success and failure may be measured in nanoseconds; (iv) our Mirror Worlds Patent Portfolio relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; and (v) our Remote Power Patent covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras. In addition, we continually review opportunities to acquire or license additional intellectual property as well as other strategic alternatives.

With respect to our ninety-seven (97) U.S. patents, fifty-two (52) of such patents have expired. However, we can assert expired patents against third parties but only for past damages up to the patent expiration date. We currently have pending litigation involving expired patents including our Remote Power Patent and certain patents within our Cox and Mirror Worlds Patent Portfolios (see Note I).

At March 31, 2023, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $46,839,000 and working capital of $45,902,000. Based on our cash position, we continually review opportunities to acquire additional intellectual property as well as evaluate other strategic opportunities.

To date we have invested $7,000,000 in ILiAD, a clinical stage biotechnology company with an exclusive license to sixty-five patents. Although in 2022 we recorded gains on our investment in ILiAD (see Note J to our unaudited condensed consolidated financial statements included herein), our investment continues to involve significant risk and the outcome is uncertain.

We have been dependent upon our Remote Power Patent for a significant portion of our revenue. Our Remote Power Patent generated licensing revenue in excess of $187,000,000 from May 2007 through March 31, 2023. We no longer receive licensing revenue for our Remote Power Patent for any period subsequent to March 7, 2020 (the expiration date of the patent). During the fourth quarter of 2022, we commenced separate litigation against ten defendants involving our Remote Power Patent for patent infringement for the period prior to March 7, 2020. During the three months ended March 31, 2023, we entered into settlement agreements with Arista Networks, Inc., Antaira Technologies LLC, Panasonic Holdings Corporation and TP-Link USA Corporation with respect to the aforementioned litigation resulting in aggregate settlement payments made to the Company of $537,000 and a future conditional payment of $150,000 (see Note I[4] hereof). All of our revenue of $537,000 for the three months ended March 31, 2023 was from these settlements.

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

The significant components of expenses impacting our net loss related to contingent legal fees and expenses related to our patent litigation (see Note G[1] to our unaudited condensed consolidated financial statements included herein) and incentive compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note H to our unaudited condensed consolidated financial statements included herein), both such components of expenses are based on a percentage of the revenue received by us as a result of litigation or otherwise.

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

In 2023 and future years we could be classified as a Personal Holding Company. If this is the case, we would be subject to a 20% tax on the amount of any undistributed personal holding company income (as defined) for such year that we do not distribute to our shareholders (see Note B[4] to our unaudited condensed consolidated financial statements included in this Quarterly Report).

RESULTS OF OPERATIONS

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Revenue. We had revenue of $537,000 for the three months ended March 31, 2023 as compared to no revenue for the three months ended March 31, 2022. Our revenue for the three months ended March 31, 2023 was from litigation settlements involving our Remote Power Patent (see Note I[4] to our unaudited condensed consolidated financial statements included herein).

Operating Expenses. Operating expenses for the three months ended March 31, 2023 were $1,313,000 as compared to $897,000 for the three months ended March 31, 2022. The increase in operating expenses of $416,000 for the three months ended March 31, 2023 was primarily due to an increase in general and administrative expenses of $209,000 and an increase in costs of revenue of $151,000 related to litigation settlements.

We had costs of revenue of $151,000 and -0- for the three months ended March 31, 2023 and 2022, respectively. Included in the costs of revenue for the three months ended March 31, 2023 were contingent legal fees of $124,000 and incentive bonus compensation of $27,000 payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note H to our unaudited condensed consolidated financial statements included herein), each contingent upon the litigation settlements.

Stock-based compensation, included in general and administrative expenses, was $161,000 for the three months ended March 31, 2023 as compared to $55,000 for the three months ended March 31, 2022. The increase in stock-based compensation expense was due to the issuance of restricted stock units to our Chairman and Chief Executive Officer pursuant to his employment agreement.

Operating Loss. We had an operating loss of $776,000 for the three months ended March 31, 2023 compared with an operating loss of $897,000 for the three months ended March 31, 2022. The operating loss decrease of $121,000 was due primarily to revenue from litigation settlements offset by increases in costs of revenue and stock-based compensation.

Income Taxes. For the three months ended March 31, 2023, we had a current tax expense for federal, state and local income taxes of $0 and a deferred tax benefit of $153,000. For the three months ended March 31, 2022, we had a current tax expense for federal, state and local income taxes of $0 and a deferred tax benefit of $452,000.

Share of Net Losses of Equity Method Investee. We incurred a net loss of $674,000 during the three month period ended March 31, 2023 related to our equity share in ILiAD as compared to a net loss of $433,000 for the three months ended March 31, 2022 (see Note J to our unaudited condensed consolidated financial statements included herein).

Net Loss. As a result of the foregoing, we realized a net loss of $623,000 or $0.03 per share basic and diluted for the three months ended March 31, 2023 compared with a net loss of $1,312,000 or $0.05 per share basic and diluted for the three months ended March 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from revenue from licensing our patents. At March 31, 2023, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $46,839,000 and working capital of $45,902,000. Based on our current cash position, we believe that we will have sufficient cash to fund our operations for the next twelve months and the foreseeable future.

Working capital decreased by $1,457,000 at March 31, 2023 to $45,902,000 as compared to working capital of $47,359,000 at December 31, 2022.  The decrease in working capital of $1,457,000 for the three months ended March 31, 2023 was primarily due to our dividend payments of $1,191,000 during the period.

Net cash used in operating activities for the three months ended March 31, 2023 decreased by $459,000 from $749,000 for the three months ended March 31, 2022 to $290,000 for the three months ended March 31, 2023.

Net cash (used in) provided by investing activities during the three months ended March 31, 2023 was ($1,659,000) as compared to $13,000 for the three months ended March 31, 2022 primarily as a result of the increased purchases of marketable securities, offset somewhat by increased sales of marketable securities and reduced spending on patent acquisitions.

Net cash used in financing activities for the three months ended March 31, 2023 and 2022 was $1,580,000 and $1,302,000, respectively. The change of $278,000 primarily resulted from repurchases of treasury shares of $306,000 in 2023.

We maintain our cash in money market funds, government securities, certificates of deposit and short-term fixed income securities. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

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

We believe our most critical accounting policies and estimates to be the following:

Equity Method Investments

Equity method investments are equity securities in entities that we do not control but over which we have the ability to exercise significant influence. These investments are accounted for under the equity method of accounting in accordance with ASC 323, Investments — Equity Method and Joint Ventures (see Note J hereof). Equity method investments are measured at cost minus impairment, if any, plus or minus our share of an investee’s income or loss, and adjustments based on the investees observable price transactions, if any. Our proportionate share of the income or loss from equity method investments is recognized on a one-quarter lag. When our carrying value in an equity method investment is reduced to zero, no further losses are recorded in our financial statements unless we guaranteed obligations of the investee company or have committed additional funding. When the investee company subsequently reports income, we will not record our share of such income until it equals the amount of our share of losses not previously recognized. In the event the equity method investee enters into an observable price transaction, we will increase or decrease the carrying value in its equity method investment based on the transaction price. Upon sale of equity method investments, the difference between sales proceeds and the carrying amount of the equity investment is recognized in profit or loss. In determining whether an equity method investment is impaired, we take into consideration a variety of factors including the operating and financial performance of the investee, the investee’s future business plans and projections, discussions with the investee’s management, and our intent and ability to hold the investment until it recovers in value. Accordingly, we make assumptions and estimates in assessing whether an impairment has occurred and if, in the future, our assumptions and estimates made in assessing the fair value of these investments change, this could result in a material decrease in the carrying value of the investment. This would cause us to write-down the carrying value of the investment and could have a material adverse effect on our results of operations in the period the impairment charge is taken.

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

(b)           Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our legal proceedings see Note I to our unaudited condensed consolidated financial statements included in this Quarterly Report and Item 3. Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2022 (filed with the SEC on March 30, 2023). During the three months ended March 31, 2023, no material events occurred with respect to our legal proceedings.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and trading price of our common stock. Investors should carefully consider the risks described in this Quarterly Report on Form 10-Q for the three months ended March 31, 2023, and our Annual Report on Form 10-K for the year ended December 31, 2022 (pages 19-21), filed with the SEC on March 30, 2023.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Issuances of Unregistered Securities

There were no such issuances during the three months ended March 31, 2023.

Stock Repurchases

On June 8, 2021, our Board of Directors authorized an extension and increase of the Share Repurchase Program to repurchase up to $5,000,000 of shares of our common stock over the subsequent 24 month period. The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in our discretion. The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors. The Share Repurchase Program may be increased, suspended or discontinued at any time. Since inception of the Share Repurchase Program in August 2011 through March 31, 2023, we have repurchased an aggregate of 9,349,449 shares of our common stock at an aggregate cost of $18,060,296 (exclusive of commissions) or an average per share price of $1.93. During the three months ended March 31, 2023, we repurchased an aggregate of 136,785 shares of our common stock at an aggregate cost of $302,202 or an average per share price of $2.21. At March 31, 2023, the remaining dollar value of shares that may be repurchased under the Share Repurchase Program was $3,095,688.

During the months of January, February and March 2023, we purchased common stock pursuant to our Share Repurchase Program as indicated below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2023	5,177	2.22	5,177	3,386,378
February 1 to February 28, 2023	43,939	2.28	43,939	3,286,369
March 1 to March 31, 2023	87,669	2.18	87,669	3,095,688
Total	136,785	2.21	136,785

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

NETWORK-1 TECHNOLOGIES, INC.

Date: May 12, 2023	By:	/s/ Corey M. Horowitz
Corey M. Horowitz Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Robert Mahan
Robert Mahan Chief Financial Officer (Principal Financial Officer)

