Form 10-Q
period 2023-06-30
NETWORK-1 TECHNOLOGIES, INC.
filed 2023-08-10
CIK 1065078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to__________

Commission File Number  1-15288

NETWORK-1 TECHNOLOGIES, INC.

 (Exact Name of Registrant as Specified in Its Charter)

Delaware	11-3027591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

65 Locust Avenue, Third Floor New Canaan, Connecticut	06840
(Address of principal executive offices)	(Zip Code)

203-920-1055

(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NTIP	NYSE American

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

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding as of August 7, 2023 was 23,758,560.

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

Item 1. Condensed Consolidated Financial Statements

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,615,000	$13,448,000
Marketable securities, at fair value	29,755,000	34,991,000
Prepaid taxes	177,000	177,000
Other current assets	88,000	348,000
TOTAL CURRENT ASSETS	46,635,000	48,964,000
OTHER ASSETS:
Patents, net of accumulated amortization	1,427,000	1,592,000
Equity investment	6,187,000	7,252,000
Operating leases right-of-use asset	129,000	161,000
Security deposit	13,000	—
Total Other Assets	7,756,000	9,005,000
TOTAL ASSETS	$54,391,000	$57,969,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable	$375,000	$507,000
Income taxes payable	115,000	115,000
Accrued contingency fees and related costs	66,000	—
Accrued payroll	15,000	317,000
Other accrued expenses	101,000	587,000
Operating lease obligation, current	79,000	79,000
Total Current Liabilities	751,000	1,605,000
LONG TERM LIABILITIES:
Deferred tax liability	914,000	1,161,000
Operating lease obligation, non-current	60,000	94,000
TOTAL LIABILITIES	$1,725,000	$2,860,000
COMMITMENTS AND CONTINGENCIES (Note G)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, authorized 10,000,000 shares; none issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; authorized 50,000,000 shares; 23,811,260 and 23,863,639 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	238,000	239,000
Additional paid-in capital	67,205,000	66,939,000
Accumulated deficit	(14,763,000)	(12,055,000)
Accumulated other comprehensive loss	(14,000)	(14,000)
TOTAL STOCKHOLDERS’ EQUITY	52,666,000	55,109,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,391,000	$57,969,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

REVENUE	$283,000	$—	$820,000	$—

OPERATING EXPENSES:
Costs of revenue	81,000	—	232,000	—
Professional fees and related costs	59,000	157,000	357,000	407,000
General and administrative	610,000	601,000	1,391,000	1,173,000
Amortization of patents	82,000	76,000	165,000	151,000

TOTAL OPERATING EXPENSES	832,000	834,000	2,145,000	1,731,000

OPERATING LOSS	(549,000)	(834,000)	(1,325,000)	(1,731,000)
OTHER INCOME (LOSS):
Interest and dividend income, net	445,000	131,000	755,000	211,000
Net realized and unrealized gain (loss) on marketable securities	(75,000)	(576,000)	289,000	(1,090,000)
Total other (loss) income, net	370,000	(445,000)	1,044,000	(879,000)
LOSS BEFORE INCOME TAXES AND SHARE OF NET LOSSES OF EQUITY METHOD INVESTEE	(179,000)	(1,279,000)	(281,000)	(2,610,000)

INCOME TAXES PROVISION:
Current	—	—	—	—
Deferred taxes, net	(94,000)	(102,000)	(247,000)	(554,000)
Total income tax benefit	(94,000)	(102,000)	(247,000)	(554,000)

LOSS BEFORE SHARE OF NET LOSS OF EQUITY METHOD INVESTEE:	(85,000)	(1,177,000)	(34,000)	(2,056,000)

SHARE OF NET LOSS OF EQUITY METHOD INVESTEE	(391,000)	(355,000)	(1,065,000)	(788,000)

NET LOSS	$(476,000)	$(1,532,000)	$(1,099,000)	$(2,844,000)

Net loss per share
Basic	$(0.02)	$(0.06)	$(0.05)	$(0.12)
Diluted	$(0.02)	$(0.06)	$(0.05)	$(0.12)

Weighted average common shares outstanding:
Basic	23,803,567	23,854,438	23,865,141	23,864,053
Diluted	23,803,567	23,854,438	23,865,141	23,864,053

Cash dividends declared per share	—	—	$0.05	$0.05

NET LOSS	$(476,000)	$(1,532,000)	$(1,099,000)	$(2,844,000)

OTHER COMPREHENSIVE LOSS Net unrealized holding loss on corporate bonds and notes during the period, net of tax	—	(1,000)	—	(4,000)

COMPREHENSIVE LOSS	$(476,000)	$(1,533,000)	$(1,099,000)	$(2,848,000)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2023

					Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
			Additional Paid-in Capital	Accumulated Deficit	Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance – January 1, 2023	23,863,639	$239,000	$66,939,000	$(12,055,000)	$(14,000)	$55,109,000
Dividends and dividend equivalents declared	—	—	—	(1,196,000)	—	(1,196,000)
Stock-based compensation	—	—	161,000	—	—	161,000
Vesting of restricted stock units	123,750	1,000	(1,000)	—	—	—
Value of shares delivered to pay withholding taxes	(39,099)	—	—	(83,000)	—	(83,000)
Treasury stock purchased and retired	(136,785)	(1,000)	—	(305,000)	—	(306,000)
Net loss	—	—	—	(623,000)	—	(623,000)
Balance – March 31, 2023	23,811,505	$239,000	$67,099,000	$(14,262,000)	$(14,000)	$53,062,000
Stock-based compensation	—	—	106,000	—	—	106,000
Vesting of restricted stock units	11,250	—	—	—	—	—
Treasury stock purchased and retired	(11,495)	(1,000)	—	(25,000)	—	(26,000)
Net loss	—	—	—	(476,000)	—	(476,000)
Balance – June 30, 2023	23,811,260	$238,000	$67,205,000	$(14,763,000)	$(14,000)	$52,666,000

THREE AND SIX MONTHS ENDED JUNE 30, 2022

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance – January 1, 2022	23,792,212	$238,000	$66,361,000	$(6,428,000)	$(12,000)	$60,159,000
Dividends and dividend equivalents declared	—	—	—	(1,190,000)	—	(1,190,000)
Stock-based compensation	—	—	55,000	—	—	55,000
Vesting of restricted stock units	136,250	1,000	(1,000)	—	—	—
Value of shares delivered to pay withholding taxes	(45,438)	—	—	(112,000)	—	(112,000)
Net unrealized loss on corporate bonds and notes	—	—	—	—	(3,000)	(3,000)
Net loss	—	—	—	(1,312,000)	—	(1,312,000)
Balance – March 31, 2022	23,883,024	$239,000	$66,415,000	$(9,042,000)	$(15,000)	$57,597,000
Dividend equivalents rights paid	—	—	—	(5,000)	—	(5,000)
Stock-based compensation	—	—	178,000	—	—	178,000
Vesting of restricted stock units	11,250	—	—	—	—	—
Treasury stock purchased and retired	(103,080)	(1,000)	—	(246,000)	—	(247,000)
Net unrealized loss on corporate bonds and notes	—	—	—	—	(1,000)	(1,000)
Net loss	—	—	—	(1,532,000)	—	(1,532,000)
Balance – June 30, 2022	23,791,194	$238,000	$66,593,000	$(10,825,000)	$(16,000)	$55,990,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,099,000)	$(2,844,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of patents	165,000	151,000
Stock-based compensation	267,000	233,000
Loss allocated from equity method investment	1,065,000	788,000
Unrealized (gain) loss on marketable securities	(90,000)	808,000
Deferred tax benefit	(247,000)	(554,000)
Amortization of operating leases – right of use assets	32,000	10,000

Changes in operating assets and liabilities:
Other current assets	260,000	(89,000)
Security deposit	(13,000)	—
Accounts payable	(132,000)	68,000
Income taxes payable	—	(2,833,000)
Operating lease obligations	(34,000)	(10,000)
Accrued expenses	(727,000)	(336,000)
NET CASH USED IN OPERATING ACTIVITIES	(553,000)	(4,608,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities	36,106,000	4,004,000
Purchases of marketable securities	(30,780,000)	(16,283,000)
Development of patents	—	(524,000)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	5,326,000	(12,803,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,191,000)	(1,195,000)
Value of shares delivered to fund withholding taxes	(83,000)	(112,000)
Repurchases of common stock, inclusive of commissions	(332,000)	(247,000)

NET CASH USED IN FINANCING ACTIVITIES:	(1,606,000)	(1,554,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,167,000	(18,965,000)

CASH AND CASH EQUIVALENTS, beginning of period	13,448,000	44,497,000

CASH AND CASH EQUIVALENTS, end of period	$16,615,000	$25,532,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$3,000,000

NON-CASH FINANCING ACTIVITIES
Accrued dividend rights on restricted stock units	$8,000	$—
Right of use asset obtained in exchange for lease liability	—	$204,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS

[1] BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of the management of Network-1 Technologies, Inc. (the “Company”), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company’s financial position as of June 30, 2023, and the results of its operations and comprehensive loss for the three and six month periods ended June 30, 2023 and June 30, 2022, changes in stockholders’ equity for the three and six month periods ended June 30, 2023 and June 30, 2022, and its cash flows for the six month periods ended June 30, 2023 and June 30, 2022.  The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP may have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2023. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations to be expected for the full year.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Mirror Worlds Technologies, LLC. and HFT Solutions, LLC. All intercompany balances and transactions have been eliminated in consolidation.

[2] BUSINESS

The Company is engaged in the development, licensing and protection of its intellectual property assets. The Company presently owns ninety-eight (98) U.S. patents, fifty-three (53) of such patents have expired, and fourteen (14) foreign patents related to (i) the Cox patent portfolio (the “Cox Patent Portfolio) relating to enabling technology for identifying media content on the Internet and taking further actions to be performed after such identification; (ii) the M2M/IoT patent portfolio (the “M2M/IoT Patent Portfolio”) relating to, among other things, enabling technology for authenticating, provisioning and using embedded SIM (Subscriber Identification Module) technology in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers; (iii) the HFT patent portfolio (the “HFT Patent Portfolio”) covering certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems where the difference between success and failure may be measured in nanoseconds; (iv) the Mirror Worlds patent portfolio (the “Mirror Worlds Patent Portfolio”) relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; and (v) the remote power patent (the “Remote Power Patent”) covering delivery of Power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras.

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

The Company has made equity investments totaling $7,000,000 in ILiAD Biotechnologies, LLC (“ILiAD”), a clinical stage biotechnology company (see Note J hereof).

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]	Use of Estimates and Assumptions

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company’s unaudited condensed consolidated financial statements include costs related to the Company’s assertion of litigation, valuation of the Company’s patent portfolios, stock-based compensation, the recoverability of deferred tax assets and the carrying value of the Company’s equity method investments. Actual results could be materially different from those estimates upon which the carrying values were based.

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

The Company determines revenue recognition through the following steps:

•	identification of the license agreement;
•	identification of the performance obligations in the license agreement;
•	determination of the consideration for the license;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when the Company satisfies its performance obligations.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue disaggregated by source is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022

Litigation settlements	$820,000	$—	$283,000	$—
Total Revenue	$820,000	$—	$283,000	$—

During the three months ended June 30, 2023, the Company entered into a settlement agreement with an additional defendant with respect to patent infringement litigation involving its Remote Power Patent resulting in a payment of $283,000 to the Company which was recognized as revenue during the three months ended June 30, 2023. During the six months ended June 30, 2023, in addition to the aforementioned settlement, the Company entered into settlement agreements with four other defendants with respect to patent infringement litigation involving its Remote Power Patent, resulting in aggregate settlements paid of $820,000 which are recognized as revenue and a conditional payment of $150,000 which has not been recognized as revenue as of June 30, 2023 because the terms of the conditional payment have not yet been satisfied.

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

[4]	Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740, Income Taxes (ASC 740), which requires the Company to use the assets and liability method of accounting for income taxes. Under the assets and liability method, deferred income taxes are recognized for the tax consequences of temporary (timing) differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forwards. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. As of June 30, 2023, the Company had total deferred tax assets generated from its activities totaling $1,036,000. The Company’s deferred tax assets were offset by a valuation allowance of $1,036,000 as it was determined that it is more likely than not that certain deferred tax assets will not be realized. As of June 30, 2023, the Company also had a deferred tax liability of $914,000.

The personal holding company (“PHC”) rules under the Internal Revenue Code impose a 20% tax on a PHC’s undistributed personal holding company income (“UPHCI”), which means, in general, taxable income subject to certain adjustments and reduced by certain distributions to shareholders. For a corporation to be classified as a PHC, it must satisfy two tests: (i) that more than 50% in value of its outstanding shares must be owned directly or indirectly by five or fewer individuals at any time during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the “Ownership Test”) and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the “Income Test”). At July 14, 2023, based on available information concerning the Company’s shareholder ownership, the Company did not satisfy the Ownership Test. However, the Company may subsequently be determined to be a PHC in 2023 or in future years if it satisfies both the Ownership Test and Income Test. If the Company were to become a PHC in 2023 or any future year, it would be subject to the 20% tax on its UPHCI. In such event, the Company may issue a special cash dividend to its shareholders in an amount equal to the UPHCI rather than incur the 20% tax.

ASC 740-10, Accounting for Uncertainty in Income Taxes, defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company had no uncertain tax positions as of June 30, 2023.

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

Stock-based compensation in the unaudited condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2022 has been recast and reclassified to conform to the current period presentation.

[6]	New Accounting Standards

There are no new accounting standards that have had a material impact on the Company’s unaudited condensed consolidated financial statements.

NOTE C – PATENTS

The Company’s intangible assets at June 30, 2023 include patents with estimated remaining economic useful lives ranging from 0.08 to 16 years. For all periods presented, all of the Company’s patents were subject to amortization. The gross carrying amounts and accumulated amortization related to acquired intangible assets as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
Gross carrying amount – patents	$8,473,000	$8,473,000
Accumulated amortization – patents	(7,046,000)	(6,881,000)
Patents, net	$1,427,000	$1,592,000

Amortization expense for the three months ended June 30, 2023 and 2022 was $82,000 and $76,000, respectively. Amortization expense for the six months ended June 30, 2023 and 2022 was $165,000 and $151,000, respectively. Future amortization of intangible assets, net is as follows:

Twelve Months Ended June 30,
2024	$161,000
2025	120,000
2026	120,000
2027	120,000
2028	117,000
Thereafter	789,000
Total	$1,427,000

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

As of June 30, 2023, there were 47,500 shares of common stock subject to outstanding awards under the 2022 Plan and 2,230,000 shares of common stock available for issuance under the 2022 Plan.

As of June 30, 2023, there were 512,500 shares of common stock subject to outstanding awards under the Company’s 2013 Stock Incentive Plan (“2013 Plan”). The Company discontinued issuing awards under its 2013 Plan as a result of the adoption of the 2022 Plan.

A summary of restricted stock unit activity for the six months ended June 30, 2023 is as follows (each restricted stock unit issued by the Company represents the right to receive one share of the Company’s common stock):

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance of restricted stock units outstanding at December 31, 2022	625,000	$1.87
Grants of restricted stock units	70,000	2.25
Vested restricted stock units	(135,000)	(2.46)
Balance of restricted stock units outstanding at June 30, 2023	560,000	$1.78

Restricted stock unit compensation expense was $106,000 and $178,000 for the three months ended June 30, 2023 and 2022, respectively, and $267,000 and $233,000 for the six months ended June 30, 2023 and 2022, respectively. Stock-based compensation expense is included in general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

The Company has an aggregate of $634,000 of unrecognized restricted stock unit compensation as of June 30, 2023 to be expensed over a weighted average period of 2.20 years.

All of the Company’s outstanding (unvested) restricted stock units have dividend equivalent rights. As of June 30, 2023 and December 31, 2022, there was $44,000 and $0, respectively, accrued for dividend equivalent rights which were included in other accrued expenses.

NOTE E – LOSS PER SHARE

Basic loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options and restricted stock units. Potentially dilutive shares of 560,000 and 1,171,250 at June 30, 2023 and 2022, respectively, consisted of restricted stock units and stock options. However, as the Company generated a net loss in 2023 and 2022, all potentially dilutive shares were not reflected in diluted net loss per share because the impact of such instruments was anti-dilutive.

Computations of basic and diluted weighted average common shares outstanding were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2022	2022
Weighted-average common shares outstanding – basic	23,865,141	23,864,053	23,803,567	23,854,438
Dilutive effect of restricted stock units and stock options	—	—	—	—
Weighted-average common shares outstanding – diluted	23,865,141	23,864,053	23,803,567	23,854,438
Restricted stock units excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive	560,000	1,160,500	560,000	1,160,000

NOTE F – MARKETABLE SECURITIES

Marketable securities as of June 30, 2023 and December 31, 2022 were composed of the following:

	June 30, 2023
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Certificates of deposit	$5,250,000	$—	$(30,000)	$5,220,000
Government securities	16,631,000	236,000	(35,000)	16,832,000
Fixed income mutual funds	7,650,000	—	(126,000)	7,524,000
Corporate bond	193,000	—	(14,000)	179,000
Total marketable securities	$29,724,000	$236,000	$(205,000)	$29,755,000

	December 31, 2022
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Government Securities	$20,781,000	$67,000	$—	$20,848,000
Fixed income mutual funds	11,904,000	—	(915,000)	10,989,000
Certificates of Deposit	3,019,000	—	(43,000)	2,976,000
Corporate bonds and notes	192,000	—	(14,000)	178,000
Total marketable securities	$35,896,000	$67,000	$(972,000)	$34,991,000

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

As part of the acquisition of the Mirror Worlds Patent Portfolio, the Company also entered into an agreement with Recognition Interface, LLC (“Recognition”) pursuant to which Recognition received from the Company an interest in the net proceeds realized from the monetization of the Mirror Worlds Patent Portfolio, as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; and (iii) 20% of any portion of the net proceeds in excess of $250 million.  Since entering into the agreement with Recognition in May 2013, the Company has paid Recognition an aggregate of $3,127,000 with respect to such net proceeds interest related to the Mirror Worlds Patent Portfolio.  No such payments were made by the Company to Recognition during the three and six months ended June 30, 2023 and 2022.

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

The calculated incremental borrowing rate was approximately 4.2%, which was calculated based on the remaining lease term of 3 years as of May 1, 2022. The remaining lease term as of June 30, 2023 was 1 year and 10 months.

There was no sublease rental income for the three and six months ended June 30, 2023, and the Company is not the lessor in any lease arrangement, and there were no related-party lease agreements.

Right of use lease assets and related lease obligations for the Company’s operating leases were recorded in the unaudited condensed consolidated balance sheets as follows:

	As of June 30, 2023	As of December 31, 2022
Operating lease right-of-use assets	$129,000	$161,000

Operating lease obligations – current	79,000	79,000
Operating lease obligations – non-current	60,000	94,000
Total lease obligations	$139,000	$173,000

The table below presents certain information related to the Company’s lease costs for the period ended:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$20,000	$12,000	$39,000	$12,000
Short-term lease cost	—	12,000	—	36,000
Total lease cost	$20,000	$24,000	$39,000	$48,000

Future lease payments included in the measurement of lease liabilities on the unaudited condensed consolidated balance sheet as of June 30, 2023, were as follows:

Operating Leases
2023 – remaining period	$39,000
2024	78,000
2025	26,000
Total future minimum lease payments	143,000
Less imputed interest	(4,000)
Total operating lease liability	$139,000

NOTE H - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

On March 22, 2022, the Company entered into an employment agreement (“Agreement”) with its Chairman and Chief Executive Officer, pursuant to which he continues to serve as the Company’s Chairman and Chief Executive Officer for a four year term (“Term”), at an annual base salary of $535,000 which shall be increased by 3% per annum during the term of the Agreement. The Agreement established an annual target bonus of $175,000 for the Chairman and Chief Executive Officer based upon performance.

Under the terms of the Agreement (which terms are substantially the same as the prior employment agreement with the Chairman and Chief Executive Officer), so long as the Chairman and Chief Executive Officer continues to serve as an executive officer of the Company, whether pursuant to the Agreement or otherwise, the Chairman and Chief Executive Officer shall also receive incentive compensation in an amount equal to 5% of the Company’s gross royalties or other payments from Licensing Activities (as defined) (without deduction of legal fees or any other expenses) with respect to its Remote Power Patent and a 10% net interest (gross royalties and other payments after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company’s royalties and other payments relating to Licensing Activities with respect to patents other than the Remote Power Patent (including all of the Company’s patent portfolios and its investment in ILiAD Biotechnologies) (collectively, the “Incentive Compensation”). During the three and six months ended June 30, 2023, the Chairman and Chief Executive Officer earned Incentive Compensation of $14,000 and $41,000, respectively.

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

During the three months ended June 30, 2023, the Company entered into a settlement agreement with an additional defendant, resulting in a settlement payment of $283,000. During the six months ended June 30, 2023, the Company entered into settlement agreements with Arista Networks, Inc., Antaira Technologies LLC, Panasonic Holdings Corporation, TP-Link USA Corporation and Hikvision USA, Inc. with respect to patent infringement litigation, resulting in aggregate settlements paid of $820,000 which are recognized as revenue and a conditional payment of $150,000 which has not been recognized as revenue as of June 30, 2023 because the terms of the conditional payment have not yet been satisfied.

NOTE J – INVESTMENT

During the period December 2018 through August 2022, the Company made an aggregate investment of $7,000,000 in ILiAD Biotechnologies, LLC (“ILiAD”), a privately held clinical stage biotechnology company dedicated to the prevention and treatment of human disease caused by Bordetella pertussis. ILiAD is focused on validating its proprietary intranasal vaccine, BPZE1, for the prevention of pertussis (whooping cough). At June 30, 2023, the Company owned approximately 6.8% of the outstanding units of ILiAD on a non-fully diluted basis and 6.1% of the outstanding units on a fully diluted basis (after giving effect to the exercise all outstanding options and warrants). In connection with its initial investment, the Company’s Chairman and Chief Executive Officer obtained a seat on ILiAD’s Board of Managers and receives the same compensation for service on the Board of Managers as other non-management Board members.

For the three months ended June 30, 2023 and 2022, the Company recorded an allocated net loss from its equity method investment in ILiAD of $391,000 and $355,000, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded an allocated net loss from its equity investment in ILiAD of $1,065,000 and $788,000.

The difference between the Company’s share of equity in ILiAD’s net assets and the purchase price of the investment is due to an excess amount paid over the book value of the investment of $4,612,000, which is accounted for as equity method goodwill.

The following table provides certain summarized financial information for ILiAD (the equity method investee) for the periods presented and has been compiled from ILiAD’s financial statements, reported on one quarter lag. The table below includes an additional comprehensive loss of $621,000 for the six months ended March 31, 2023 as a result of the Company receiving audited financial information from ILiAD for its year ended December 31, 2022 (see Note B[1] hereof). For the three and six months ended June 30, 2023, with respect to such additional comprehensive loss of ILiAD, the Company recorded its allocated net loss of $42,000.

	Six Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022
Loss from continuing operations	$9,697,000	$8,133,000	$5,610,000	$3,531,000
Comprehensive loss	$15,683,000	$12,489,000	$5,152,000	$3,744,000

NOTE K – STOCK REPURCHASES

On June 13, 2023, the Board of Directors authorized an extension and increase of the Company’s share repurchase program (the “Share Repurchase Program”) to repurchase up to $5,000,000 of common stock over the subsequent 24 month period. The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion. The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors. The Share Repurchase Program may be increased, suspended or discontinued at any time. Since inception of the Share Repurchase Program through June 30, 2023, the Company has repurchased an aggregate of 9,360,944 shares of its common stock at an aggregate cost of $18,085,981 (exclusive of commissions) or an average per share price of $1.93. During the three months ended June 30, 2023, the Company repurchased an aggregate of 11,495 shares of its common stock at an aggregate

NOTE K – STOCK REPURCHASES (continued)

cost of $25,685 (exclusive of commissions) or an average per share price of $2.23. During the six months ended June 30, 2023, the Company repurchased an aggregate of 148,280 shares of its common stock at an aggregate cost of $327,887 or an average per share price of $2.21. At June 30, 2023, the dollar value of remaining shares that may be repurchased under the Share Repurchase Program was $5,000,000.

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

NOTE L – CONCENTRATIONS

The Company maintains cash deposits in accounts at financial institutions. The accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. At June 30, 2023, the Company had no cash deposits in excess of the FDIC insured limit. The Company maintains cash equivalents in brokerage accounts at financial institutions. At June 30, 2023, the Company had cash equivalents of $16,362,000 in these brokerage accounts.

Revenue from one party constituted 100% of the Company’s revenue for the three months ended June 30, 2023. Revenue from four parties constituted 96% of the Company’s revenue for the six months ended June 30, 2023. All such revenue for the three and six months ended June 30, 2023 was derived from the Remote Power Patent. The Company had no revenue for the three and six months ended June 30, 2022.

NOTE M – DIVIDEND POLICY

The Company’s dividend policy consists of semi-annual cash dividends of $0.05 per share ($0.10 per share annually) which have been paid in March and September of each year. The Company has paid semi-annual cash dividends consistent with its policy, including a cash dividend in March 2023 of $1,188,000. The Company’s dividend policy undergoes a periodic review by the Board of Directors and is subject to change at any time depending upon the Company’s earnings, financial requirements and other factors existing at the time.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

Our principal business is the development, licensing and protection of our intellectual property assets. We presently own ninety-eight (98) U.S. patents and fourteen (14) foreign patents relating to: (i) our Cox Patent Portfolio relating to enabling technology for identifying media content on the Internet and taking further action to be performed after such identification; (ii) our M2M/IoT Patent Portfolio relating to, among other things, enabling technology for authenticating, provisioning and using embedded Sim (Subscriber Identification Module) technology in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers; (iii) our HFT Patent Portfolio covering certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems where the difference between success and failure may be measured in nanoseconds; (iv) our Mirror Worlds Patent Portfolio relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; and (v) our Remote Power Patent covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras. In addition, we continually review opportunities to acquire or license additional intellectual property as well as other strategic alternatives.

With respect to our ninety-eight (98) U.S. patents, fifty-three (53) of such patents have expired. However, we can assert expired patents against third parties but only for past damages up to the patent expiration date. We currently have pending litigation involving expired patents including our Remote Power Patent and certain patents within our Cox and Mirror Worlds Patent Portfolios (see Note I to our unaudited condensed consolidated financial statements included herein).

At June 30, 2023, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $46,370,000 and working capital of $45,884,000. Based on our cash position, we continually review opportunities to acquire additional intellectual property as well as evaluate other strategic opportunities.

To date we have invested $7,000,000 in ILiAD, a clinical stage biotechnology company with an exclusive license to sixty-six (66) patents (see Note J to our unaudited condensed consolidated financial statements included herein). Our investment continues to involve significant risk and the outcome is uncertain.

We have been dependent upon our Remote Power Patent for a significant portion of our revenue. Our Remote Power Patent generated licensing revenue in excess of $187,000,000 from May 2007 through June 30, 2023. We no longer receive licensing revenue for our Remote Power Patent for any period subsequent to March 7, 2020 (the expiration date of the patent). During the fourth quarter of 2022, we commenced separate litigation against ten defendants involving our Remote Power Patent for patent infringement for the period prior to March 7, 2020. During the three months ended June 30, 2023, we entered into a settlement agreement with an additional defendant resulting in a settlement payment of $283,000. During the six months ended June 30, 2023, we entered into settlement agreements with five defendants with respect to the aforementioned litigation resulting in aggregate settlement payments made to the Company of $820,000 and a future conditional payment of $150,000 (see Note I[4] hereof). All of our revenue for the three and six months ended June 30, 2023 was from these settlements.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Revenue. We had revenue of $283,000 for the three months ended June 30, 2023 as compared to no revenue for the three months ended June 30, 2022. Our revenue for the three months ended June 30, 2023 was from a litigation settlement involving our Remote Power Patent (see Note I[4] to our unaudited condensed consolidated financial statements included herein).

Operating Expenses. Operating expenses for the three months ended June 30, 2023 were $832,000 as compared to $834,000 for the three months ended June 30, 2022.

We had costs of revenue of $81,000 and $0 for the three months ended June 30, 2023 and 2022, respectively. Included in the costs of revenue for the three months ended June 30, 2023 were contingent legal fees of $67,000 and incentive bonus compensation of $14,000 payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note H to our unaudited condensed consolidated financial statements included herein), each contingent upon the litigation settlement.

Stock-based compensation, included in general and administrative expenses, was $106,000 for the three months ended June 30, 2023 as compared to $161,000 for the three months ended June 30, 2022.

Operating Loss. We had an operating loss of $549,000 for the three months ended June 30, 2023 compared with an operating loss of $834,000 for the three months ended June 30, 2022. The operating loss decrease of $285,000 was due primarily to revenue from a litigation settlement.

Income Taxes. For the three months ended June 30, 2023, we had a current tax expense for federal, state and local income taxes of $0 and a deferred tax benefit of $94,000. For the three months ended June 30, 2022, we had a current tax expense for federal, state and local income taxes of $0 and a deferred tax benefit of $102,000.

Share of Net Losses of Equity Method Investee. We incurred a net loss of $391,000 during the three month period ended June 30, 2023 related to our equity share in ILiAD as compared to a net loss of $355,000 for the three months ended June 30, 2022 (see Note J to our unaudited condensed consolidated financial statements included herein).

Net Loss. As a result of the foregoing, we realized a net loss of $476,000 or $0.02 per share basic and diluted for the three months ended June 30, 2023 compared with a net loss of $1,532,000 or $0.06 per share basic and diluted for the three months ended June 30, 2022.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Revenue. We had revenue of $820,000 for the six months ended June 30, 2023 as compared to no revenue for the six months ended June 30, 2022. Our revenue for the six months ended June 30, 2023 was from litigation settlements involving our Remote Power Patent (see Note I[4] to our unaudited condensed consolidated financial statements included herein).

Operating Expenses. Operating expenses for the six months ended June 30, 2023 were $2,145,000 as compared to $1,731,000 for the six months ended June 30, 2022. The increase in operating expenses of $414,000 for the six months ended June 30, 2023 was primarily due to an increase in costs of revenue of $232,000 related to contingent legal fees and incentive bonus compensation associated with litigation settlements and an increase in general and administrative expenses of $218,000.

We had costs of revenue of $232,000 and $0 for the six months ended June 30, 2023 and 2022, respectively. Included in the costs of revenue for the six months ended June 30, 2023 were contingent legal fees of $191,000 and incentive bonus compensation of $41,000 payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note H to our unaudited condensed consolidated financial statements included herein), each contingent upon the litigation settlements.

General and administrative expenses increased by $218,000 for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily as a result of increased payroll and franchise taxes of $129,000 and severance and other benefits in the amount of $112,000 paid to our former Chief Financial Officer, offset by reductions in certain other expenses.

Stock-based compensation, included in general and administrative expenses, was $267,000 for the six months ended June 30, 2023 as compared to $233,000 for the six months ended June 30, 2022.

Operating Loss. We had an operating loss of $1,325,000 for the six months ended June 30, 2023 compared with an operating loss of $1,731,000 for the six months ended June 30, 2022. The operating loss decrease of $406,000 was due primarily to revenue from litigation settlements offset by increased operating expenses.

Income Taxes. For the six months ended June 30, 2023, we had a current tax expense for federal, state and local income taxes of $0 and a deferred tax benefit of $247,000. For the six months ended June 30, 2022, we had a current tax expense for federal, state and local income taxes of $0 and a deferred tax benefit of $554,000.

Share of Net Losses of Equity Method Investee. We incurred a net loss of $1,065,000 during the six month period ended June 30, 2023 related to our equity share in ILiAD as compared to a net loss of $788,000 for the six months ended June 30, 2022 (see Note J to our unaudited condensed consolidated financial statements included herein). The increase of $277,000 in net losses of ILiAD includes an additional loss of $42,000 recorded on a one quarter lag basis as a result of audited financial information received from ILiAD for the year ended December 31, 2022 (see Note B[1]).

Net Loss. As a result of the foregoing, we realized a net loss of $1,099,000 or $0.05 per share basic and diluted for the six months ended June 30, 2023 compared with a net loss of $2,844,000 or $0.12 per share basic and diluted for the six months ended June 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from revenue from licensing our patents. At June 30, 2023, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $46,370,000 and working capital of $45,884,000. Based on our current cash position, we believe that we will have sufficient cash to fund our operations for the next twelve months and the foreseeable future.

Working capital decreased by $1,475,000 at June 30, 2023 to $45,884,000 as compared to working capital of $47,359,000 at December 31, 2022.  The decrease in working capital of $1,475,000 for the six months ended June 30, 2023 was primarily due to operating expenses incurred and a reduction of accrued expenses of $486,000, offset somewhat by interest income of $755,000.

Net cash used in operating activities for the six months ended June 30, 2023 decreased by $4,055,000 from $4,608,000 for the six months ended June 30, 2022 to $553,000 for the six months ended June 30, 2023, primarily as a result of reductions in the net loss of $1,745,000 and income taxes payable of $2,833,000.

Net cash provided by (used in) investing activities during the six months ended June 30, 2023 increased by $18,129,000 to $5,326,000, as compared to $(12,803,000) for the six months ended June 30, 2022, primarily as a result of net investment shifting from marketable securities to investments in securities classified as cash and cash equivalents.

Net cash used in financing activities for the six months ended June 30, 2023 and 2022 was $1,606,000 and $1,554,000, respectively. The change of $52,000 primarily resulted from an increase in repurchases of treasury shares of $83,000 in 2023.

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

(b)     Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our legal proceedings see Note I to our unaudited condensed consolidated financial statements included in this Quarterly Report and Item 3. Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2022 (filed with the SEC on March 30, 2023). During the three months ended June 30, 2023, no material events occurred with respect to our legal proceedings, except for the settlement with respect to an additional defendant in our litigation involving our Remote Power Patent (see Note I[4] to our unaudited condensed consolidated financial statements).

ITEM 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and trading price of our common stock. Investors should carefully consider the risks described in this Quarterly Report on Form 10-Q for the three months ended June 30, 2023, and our Annual Report on Form 10-K for the year ended December 31, 2022 (pages 19-21), filed with the SEC on March 30, 2023.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Issuances of Unregistered Securities

There were no such issuances during the three months ended June 30, 2023.

Stock Repurchases

On June 13, 2023, our Board of Directors authorized an extension and increase of the Share Repurchase Program to repurchase up to $5,000,000 of shares of our common stock over the subsequent 24 month period. The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in our discretion. The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors. The Share Repurchase Program may be increased, suspended or discontinued at any time. Since inception of the Share Repurchase Program in August 2011 through June 30, 2023, we have repurchased an aggregate of 9,360,944 shares of our common stock at an aggregate cost of $18,085,981 (exclusive of commissions) or an average per share price of $1.93. During the three months ended June 30, 2023, we repurchased an aggregate of 11,495 shares of our common stock at an aggregate cost of $25,685 or an average per share price of $2.23. During the six months ended June 30, 2023, we repurchased an aggregate of 148,280 shares of our common stock at an aggregate cost of $327,887 or an average per share price of $2.21. At June 30, 2023, the remaining dollar value of shares that may be repurchased under the Share Repurchase Program was $5,000,000.

During the months of April, May and June 2023, we purchased common stock pursuant to our Share Repurchase Program as indicated below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April 1 to April 30, 2023	11,495	2.23	11,495	—
May 1 to May 30, 2023	—	—	—	—
June 1 to June 30, 2023	—	—	—	5,000,000[1]
Total	11,495	2.23	11,495

______________________________
1.	On June 13, 2023, our Board of Directors authorized an extension and increase of our Share Repurchase Program to repurchase up to $5,000,000 shares of our common stock over the subsequent 24 month period.

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

NETWORK-1 TECHNOLOGIES, INC.

Date: August 10, 2023	By:	/s/ Corey M. Horowitz
Corey M. Horowitz Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Robert Mahan
Robert Mahan Chief Financial Officer (Principal Financial Officer)