Form 10-Q
period 2023-09-30
NETWORK-1 TECHNOLOGIES, INC.
filed 2023-11-02
CIK 1065078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to__________

Commission File Number  1-15288

NETWORK-1 TECHNOLOGIES, INC.

 (Exact Name of Registrant as Specified in Its Charter)

Delaware	11-3027591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

65 Locust Avenue, Third Floor New Canaan, Connecticut	06840
(Address of principal executive offices)	(Zip Code)

203-920-1055

(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NTIP	NYSE American

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

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding as of October 30, 2023 was 23,630,626.

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

Item 1. Condensed Consolidated Financial Statements

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2023	December 31, 2022
ASSETS CURRENT ASSETS:
Cash and cash equivalents	$20,886,000	$13,448,000
Marketable securities, at fair value	23,682,000	34,991,000
Prepaid taxes	308,000	177,000
Other current assets	41,000	348,000
TOTAL CURRENT ASSETS	44,917,000	48,964,000
OTHER ASSETS:
Patents, net of accumulated amortization	1,356,000	1,592,000
Equity investment	5,655,000	7,252,000
Operating leases right-of-use asset	16,000	161,000
Security deposit	13,000	—
Total Other Assets	7,040,000	9,005,000
TOTAL ASSETS	$51,957,000	$57,969,000
LIABILITIES AND STOCKHOLDERS’ EQUITY: CURRENT LIABILITIES:
Accounts payable	$250,000	$507,000
Income taxes payable	26,000	115,000
Accrued payroll	1,000	317,000
Other accrued expenses	350,000	587,000
Operating lease obligation, current	23,000	79,000
Total Current Liabilities	650,000	1,605,000
LONG TERM LIABILITIES:
Deferred tax liability	883,000	1,161,000
Operating lease obligation, non-current	—	94,000
TOTAL LIABILITIES	$1,533,000	$2,860,000
COMMITMENTS AND CONTINGENCIES (Note G)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, authorized 10,000,000 shares; none issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; authorized 50,000,000 shares; 23,659,472 and 23,863,639 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	236,000	239,000
Additional paid-in capital	67,326,000	66,939,000
Accumulated deficit	(17,138,000)	(12,055,000)
Accumulated other comprehensive loss	—	(14,000)
TOTAL STOCKHOLDERS’ EQUITY	50,424,000	55,109,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,957,000	$57,969,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

REVENUE	$—	$—	$820,000	$—

OPERATING EXPENSES:
Costs of revenue	—	—	232,000	—
Professional fees and related costs	109,000	117,000	466,000	524,000
General and administrative	679,000	639,000	2,070,000	1,812,000
Amortization of patents	71,000	82,000	236,000	233,000

TOTAL OPERATING EXPENSES	859,000	838,000	3,004,000	2,569,000

OPERATING LOSS	(859,000)	(838,000)	(2,184,000)	(2,569,000)
OTHER INCOME (LOSS):
Interest and dividend income, net	406,000	321,000	1,161,000	532,000
Gain on conversion of note	—	271,000	—	271,000
Gain on equity method investment	—	3,727,000	—	3,727,000
Net realized and unrealized gain (loss) on marketable securities	131,000	(268,000)	420,000	(1,358,000)
Total other (loss) income, net	537,000	4,051,000	1,581,000	3,172,000
(LOSS) INCOME BEFORE INCOME TAXES AND SHARE OF NET LOSS OF EQUITY METHOD INVESTEE	(322,000)	3,213,000	(603,000)	603,000

INCOME TAXES PROVISION:
Current	(13,000)	(274,000)	(13,000)	(274,000)
Deferred taxes, net	(31,000)	976,000	(278,000)	422,000
Total income tax benefit (expense)	(44,000)	702,000	(229,000)	148,000

(LOSS) INCOME BEFORE SHARE OF NET LOSS OF EQUITY METHOD INVESTEE:	(278,000)	2,511,000	(312,000)	455,000

SHARE OF NET LOSS OF EQUITY METHOD INVESTEE	(532,000)	(285,000)	(1,597,000)	(1,073,000)

NET (LOSS) INCOME	$(810,000)	$2,226,000	$(1,909,000)	$(618,000)

Net (loss) income per share
Basic	$(0.03)	$0.09	$(0.08)	$(0.03)
Diluted	$(0.03)	$0.09	$(0.08)	$(0.03)

Weighted average common shares outstanding:
Basic	23,803,567	23,765,089	23,867,204	23,830,702
Diluted	23,803,567	24,065,724	23,867,204	23,830,702

Cash dividends declared per share	$0.05	$0.05	$0.10	$0.10

NET (LOSS) INCOME	$(810,000)	$2,226,000	$(1,909,000)	$(618,000)

OTHER COMPREHENSIVE INCOME (LOSS) Net unrealized holding gain (loss) on corporate bonds and notes during the period, net of tax	14,000	2,000	14,000	(2,000)

COMPREHENSIVE (LOSS) INCOME	$(796,000)	$2,228,000	$(1,895,000)	$(620,000)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

					Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
			Additional Paid-in Capital	Accumulated Deficit
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance – January 1, 2023	23,863,639	$239,000	$66,939,000	$(12,055,000)	$(14,000)	$55,109,000
Dividends and dividend equivalents declared	—	—	—	(1,196,000)	—	(1,196,000)
Stock-based compensation	—	—	161,000	—	—	161,000
Vesting of restricted stock units	123,750	1,000	(1,000)	—	—	—
Value of shares delivered to pay withholding taxes	(39,099)	—	—	(83,000)	—	(83,000)
Treasury stock purchased and retired	(136,785)	(1,000)	—	(305,000)	—	(306,000)
Net loss	—	—	—	(623,000)	—	(623,000)
Balance – March 31, 2023	23,811,505	$239,000	$67,099,000	$(14,262,000)	$(14,000)	$53,062,000

Stock-based compensation	—	—	106,000	—	—	106,000
Vesting of restricted stock units	11,250	—	—	—	—	—
Treasury stock purchased and retired	(11,495)	(1,000)	—	(25,000)	—	(26,000)
Net loss	—	—	—	(476,000)	—	(476,000)
Balance – June 30, 2023	23,811,260	$238,000	$67,205,000	$(14,763,000)	$(14,000)	$52,666,000
Dividends and dividend equivalents declared	—	—	—	(1,194,000)	—	(1,194,000)
Stock-based compensation	—	—	121,000	—	—	121,000
Vesting of restricted stock units	11,250	—	—	—	—	—
Treasury stock purchased and retired	(163,038)	(2,000)	—	(371,000)	—	(373,000)
Realized gain on corporate bond	—	—	—	—	14,000	14,000
Net loss	—	—	—	(810,000)	—	(810,000)
Balance – September 30, 2023	23,659,472	$236,000	$67,326,000	$(17,138,000)	$—	$50,424,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance – January 1, 2022	23,792,212	$238,000	$66,361,000	$(6,428,000)	$(12,000)	$60,159,000
Dividends and dividend equivalents declared	—	—	—	(1,190,000)	—	(1,190,000)
Stock-based compensation	—	—	55,000	—	—	55,000
Vesting of restricted stock units	136,250	1,000	(1,000)	—	—	—
Value of shares delivered to pay withholding taxes	(45,438)	—	—	(112,000)	—	(112,000)
Net unrealized loss on corporate bonds and notes	—	—	—	—	(3,000)	(3,000)
Net loss	—	—	—	(1,312,000)	—	(1,312,000)
Balance – March 31, 2022	23,883,024	$239,000	$66,415,000	$(9,042,000)	$(15,000)	$57,597,000
Dividend equivalents rights paid	—	—	—	(5,000)	—	(5,000)
Stock-based compensation	—	—	178,000	—	—	178,000
Vesting of restricted stock units	11,250	—	—	—	—	—
Treasury stock purchased and retired	(103,080)	(1,000)	—	(246,000)	—	(247,000)
Net unrealized loss on corporate bonds and notes	—	—	—	—	(1,000)	(1,000)
Net loss	—	—	—	(1,532,000)	—	(1,532,000)
Balance – June 30, 2022	23,791,194	$238,000	$66,593,000	$(10,825,000)	$(16,000)	$55,990,000
Dividends and dividend equivalents rights declared	—	—	—	(1,223,000)	—	(1,223,000)
Stock-based compensation	—	—	174,000	—	—	174,000
Vesting of restricted stock units	11,250	—	—	—	—	—
Treasury stock purchased and retired	(75,213)	(1,000)	—	(174,000)	—	(175,000)
Net unrealized gain on corporate bonds and notes	—	—	—	—	2,000	2,000
Net income	—	—	—	2,226,000	—	2,226,000
Balance – September 30, 2022	23,727,231	$237,000	$66,767,000	$(9,996,000)	$(14,000)	$56,994,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,909,000)	$(618,000)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of patents	236,000	233,000
Stock-based compensation	388,000	407,000
Loss allocated from equity method investment	1,597,000	1,073,000
Unrealized (gain) loss on marketable securities	(27,000)	1,079,000
Deferred tax expense (benefit)	(278,000)	422,000
Amortization of operating leases – right of use assets	47,000	27,000
Gain on equity method investment	—	(3,727,000)
Accrued interest on convertible note	—	(86,000)
Gain on conversion of note	—	(271,000)

Changes in operating assets and liabilities:
Other current assets	307,000	32,000
Prepaid taxes	(131,000)	(326,000)
Security deposit	(13,000)	—
Accounts payable	(257,000)	(110,000)
Income taxes payable	(89,000)	(2,948,000)
Operating lease obligations	(52,000)	(21,000)
Accrued expenses	(572,000)	(346,000)
NET CASH USED IN OPERATING ACTIVITIES	(753,000)	(5,180,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities	44,488,000	8,750,000
Purchases of marketable securities	(33,138,000)	(22,464,000)
Development of patents	—	(524,000)
Equity investment	—	(1,000,000)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	11,350,000	(15,238,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,371,000)	(2,381,000)
Value of shares delivered to fund withholding taxes	(83,000)	(112,500)
Repurchases of common stock, inclusive of commissions	(705,000)	(422,000)

NET CASH USED IN FINANCING ACTIVITIES:	(3,159,000)	(2,915,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,438,000	(23,333,000)

CASH AND CASH EQUIVALENTS, beginning of period	13,448,000	44,497,000

CASH AND CASH EQUIVALENTS, end of period	$20,886,000	$21,164,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	—	—
Income taxes	$67,000	$3,165,000

NON-CASH FINANCING ACTIVITIES
Accrued dividend rights on restricted stock units	$22,000	$37,000
Right of use asset obtained in exchange for lease liability	$98,000	$204,000
Conversion of note receivable	—	$1,086,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS

[1] BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of the management of Network-1 Technologies, Inc. (the “Company”), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company’s financial position as of September 30, 2023, and the results of its operations and comprehensive loss for the three and nine month periods ended September 30, 2023 and September 30, 2022, changes in stockholders’ equity for the three and nine month periods ended September 30, 2023 and September 30, 2022, and its cash flows for the nine month periods ended September 30, 2023 and September 30, 2022.  The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP may have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2023. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations to be expected for the full year.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Mirror Worlds Technologies, LLC. and HFT Solutions, LLC. All intercompany balances and transactions have been eliminated in consolidation.

[2] BUSINESS

The Company is engaged in the development, licensing and protection of its intellectual property assets. The Company presently owns ninety-nine (99) U.S. patents, fifty-three (53) of such patents have expired, and fourteen (14) foreign patents related to (i) the Cox patent portfolio (the “Cox Patent Portfolio) relating to enabling technology for identifying media content on the Internet and taking further actions to be performed after such identification; (ii) the M2M/IoT patent portfolio (the “M2M/IoT Patent Portfolio”) relating to, among other things, enabling technology for authenticating and using embedded SIM (Subscriber Identification Module) technology in next generation IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers as well as automobiles; (iii) the HFT patent portfolio (the “HFT Patent Portfolio”) covering certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems where the difference between success and failure may be measured in nanoseconds; (iv) the Mirror Worlds patent portfolio (the “Mirror Worlds Patent Portfolio”) relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; and (v) the remote power patent (the “Remote Power Patent”) covering delivery of Power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras.

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

The Company determines revenue recognition through the following steps:

•	identification of the license agreement;
•	identification of the performance obligations in the license agreement;
•	determination of the consideration for the license;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when the Company satisfies its performance obligations.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue disaggregated by source is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022

Litigation settlements	$820,000	$—	$—	$—
Total Revenue	$820,000	$—	$—	$—

During the three months ended September 30, 2023, the Company had no revenue. During the nine months ended September 30, 2023, the Company entered into settlement agreements with five defendants with respect to patent infringement litigation involving its Remote Power Patent, resulting in aggregate settlements paid of $820,000 which are recognized as revenue and a conditional payment of $150,000 which has not been recognized as revenue as of September 30, 2023 because the terms of the conditional payment have not yet been satisfied.

Revenue from the Company’s patent licensing business is generated from negotiated license agreements. The timing and amount of revenue recognized from each licensee depends upon a variety of factors, including the terms of each agreement and the nature of the obligations of the parties. These license agreements may include, but not be limited to, elements related to past infringement liabilities, non-refundable upfront license fees, and ongoing royalties on licensed products sold by the licensee. Generally, in the event of a litigation settlement related to the Company’s assertion of patent infringement involving its intellectual property, defendants may either pay (i) a non- refundable lump sum payment( if the applicable patent(s) have expired), (ii) a non-refundable lump sum payment for a non-exclusive fully-paid license, or (iii) a non-refundable lump sum payment (license initiation fee) together with an ongoing obligation to pay quarterly or monthly royalties to the Company for the life of the licensed patent.

[3]	Equity Method Investments

Equity method investments are equity securities in entities the Company does not control but over which it has the ability to exercise significant influence. These investments are accounted for under the equity method of accounting in accordance with ASC 323, Investments — Equity Method and Joint Ventures (see Note J hereof). Equity method investments are measured at cost minus impairment, if any, plus or minus the Company’s share of an investee’s income or loss. The Company’s proportionate share of the income or loss from equity method investments is recognized on a one-quarter lag. When the Company’s carrying value in an equity method investment is reduced to zero, no further losses are recorded in the Company’s financial statements unless the Company has guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

[4]	Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740, Income Taxes (ASC 740), which requires the Company to use the assets and liability method of accounting for income taxes. Under the assets and liability method, deferred income taxes are recognized for the tax consequences of temporary (timing) differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forwards. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. As of September 30, 2023, the Company had total deferred tax assets generated from its activities totaling $1,397,000. The Company’s deferred tax assets were offset by a valuation allowance of $1,397,000 as it was determined that it is more likely than not that certain deferred tax assets will not be realized. As of September 30, 2023, the Company also had a deferred tax liability of $883,000.

The personal holding company (“PHC”) rules under the Internal Revenue Code impose a 20% tax on a PHC’s undistributed personal holding company income (“UPHCI”), which means, in general, taxable income subject to certain adjustments and reduced by certain distributions to shareholders. For a corporation to be classified as a PHC, it must satisfy two tests: (i) that more than 50% in value of its outstanding shares must be owned directly or indirectly by five or fewer individuals at any time during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the “Ownership Test”) and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the “Income Test”). At September 30, 2023, based on available information concerning the Company’s shareholder ownership, the Company did not satisfy the Ownership Test. However, the Company may subsequently be determined to be a PHC in 2023 or in future years if it satisfies both the Ownership Test and Income Test. If the Company were to become a PHC in 2023 or any future year, it would be subject to the 20% tax on its UPHCI. In such event, the Company may issue a special cash dividend to its shareholders in an amount equal to the UPHCI rather than incur the 20% tax.

ASC 740-10, Accounting for Uncertainty in Income Taxes, defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company had no uncertain tax positions as of September 30, 2023.

The Company recognizes interest and penalties related to income tax in the income tax provision in the unaudited condensed consolidated statements of operations and comprehensive loss.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

U.S. federal, state and local income tax returns prior to 2020 are not subject to examination by any applicable tax authorities, except that tax authorities could challenge returns (only under certain circumstances) for earlier years to the extent they generated loss carry-forwards that are available for those future years.

[5]	New Accounting Standards

There are no new accounting standards that have had a material impact on the Company’s unaudited condensed consolidated financial statements.

NOTE C – PATENTS

The Company’s intangible assets at September 30, 2023 include patents with estimated remaining economic useful lives ranging from 10 to 16 years. For all periods presented, all of the Company’s patents were subject to amortization. The gross carrying amounts and accumulated amortization related to acquired intangible assets as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Gross carrying amount – patents	$8,473,000	$8,473,000
Accumulated amortization – patents	(7,117,000)	(6,881,000)
Patents, net	$1,356,000	$1,592,000

Amortization expense for the three months ended September 30, 2023 and 2022 was $71,000 and $82,000, respectively. Amortization expense for the nine months ended September 30, 2023 and 2022 was $236,000 and $233,000, respectively. Future amortization of intangible assets for the next five fiscal years and thereafter is as follows:

For the years ended December 31,
2023	$30,000
2024	120,000
2025	120,000
2026	120,000
2027	119,000
Thereafter	847,000
Total	$1,356,000

One patent within the Cox Patent Portfolio expires in November 2023, and the balance of the patents within such portfolio have expired. The expiration dates of patents within the Company’s M2M/IoT Patent Portfolio range from September 2033 to May 2034. The expiration dates within the Company’s HFT Patent Portfolio range from October 2039 to November 2039. All of the patents within the Company’s Mirror Worlds Patent Portfolio and the Remote Power Patent have expired.

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

As of September 30, 2023, there were 86,250 shares of common stock subject to outstanding awards under the 2022 Plan and 2,180,000 shares of common stock available for issuance under the 2022 Plan.

As of September 30, 2023, there were 512,500 shares of common stock subject to outstanding awards under the Company’s 2013 Stock Incentive Plan (“2013 Plan”). The Company discontinued issuing awards under its 2013 Plan as a result of the adoption of the 2022 Plan.

A summary of restricted stock unit activity for the nine months ended September 30, 2023 is as follows (each restricted stock unit issued by the Company represents the right to receive one share of the Company’s common stock):

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance of restricted stock units outstanding at December 31, 2022	625,000	$1.87
Grants of restricted stock units	120,000	2.27
Vested restricted stock units	(146,250)	(2.44)
Balance of restricted stock units outstanding at September 30, 2023	598,750	$1.82

Restricted stock unit compensation expense was $121,000 and $174,000 for the three months ended September 30, 2023 and 2022, respectively, and $388,000 and $407,000 for the nine months ended September 30, 2023 and 2022, respectively. Stock-based compensation expense is included in general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

The Company has an aggregate of $628,000 of unrecognized restricted stock unit compensation as of September 30, 2023 to be expensed over a weighted average period of 2.07 years.

All of the Company’s outstanding (unvested) restricted stock units have dividend equivalent rights. As of September 30, 2023 and December 31, 2022, there was $56,000 and $37,000, respectively, accrued for dividend equivalent rights which were included in other accrued expenses.

NOTE E – LOSS PER SHARE

Basic loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options and restricted stock units. Potentially dilutive shares of 598,750 and 1,148,750 at September 30, 2023 and 2022, respectively, consisted of restricted stock units and stock options. However, if the Company generated a net loss in 2023 and 2022, all potentially dilutive shares were not reflected in diluted net loss per share because the impact of such instruments was anti-dilutive.

Computations of basic and diluted weighted average common shares outstanding were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
Weighted-average common shares outstanding – basic	23,867,204	23,830,702	23,803,567	23,765,089
Dilutive effect of restricted stock units and stock options	—	—	—	300,635
Weighted-average common shares outstanding – diluted	23,867,204	23,830,702	23,803,567	24,065,724
Restricted stock units excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive	598,750	1,148,750	598,750	—

NOTE F – MARKETABLE SECURITIES

Marketable securities as of September 30, 2023 and December 31, 2022 were composed of the following:

	September 30, 2023
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value

Certificates of deposit	$5,250,000	$38,000	$—	$5,288,000
Government securities	7,769,000	113,000	—	7,882,000
Fixed income mutual funds	10,650,00	—	(138,000)	10,512,000
Total marketable securities	$23,669,000	$151,000	$(138,000)	$23,682,000

	December 31, 2022
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value

Government Securities	$20,781,000	$67,000	$—	$20,848,000
Fixed income mutual funds	11,904,000	—	(915,000)	10,989,000
Certificates of Deposit	3,019,000	—	(43,000)	2,976,000
Corporate bonds and notes	192,000	—	(14,000)	178,000
Total marketable securities	$35,896,000	$67,000	$(972,000)	$34,991,000

The Company’s marketable securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market.

NOTE G – COMMITMENTS AND CONTINGENCIES

[1] Legal Fees

Russ, August & Kabat provides legal services to the Company with respect to its patent litigation filed in May 2017 against Facebook, Inc. (now Meta Platforms, Inc.) in the U.S. District Court for the Southern District of New York relating to several patents within the Company’s Mirror Worlds Patent Portfolio (see Note I[2] hereof). The terms of the Company’s agreement with Russ, August & Kabat provide for cash payments on a monthly basis subject to a cap plus a contingency fee ranging between 15% and 24% of the net recovery (after deduction of expenses) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved. The Company is responsible for all approved expenses incurred with respect to this litigation.

Russ, August & Kabat also provides legal services to the Company with respect to its pending patent litigations filed in April 2014 and December 2014 against Google Inc. and YouTube, LLC in the U.S. District Court for the Southern District of New York relating to certain patents within the Company’s Cox Patent Portfolio (see Note I[1] hereof). The terms of the Company’s agreement with Russ, August & Kabat provide for legal fees on a full contingency basis ranging from 15% to 30% of the net recovery (after deduction of expenses) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved. The Company is responsible for all of the approved expenses incurred with respect to this litigation.

Dovel & Luner, LLP (“Dovel”) provides legal services to the Company with respect to its patent litigation related to the Remote Power Patent (See Note I[4] hereof). The terms of the Company’s agreement with Dovel provide, among other things, for legal fees on a contingency basis ranging from 15% to 40% of the net recovery (after deduction of expenses where applicable) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved. The Company is responsible for a portion of the expenses incurred with respect to this litigation.

[2] Patent Acquisitions

On March 25, 2022, the Company completed the acquisition of a new patent portfolio (HFT Patent Portfolio) currently consisting of nine U.S. patents and two pending U.S. patents covering certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems where the difference between success and failure may be measured in nanoseconds. The Company paid the seller $500,000 at the closing and has an obligation to pay the seller an additional $500,000 in cash and $375,000 of the Company’s common stock (up to a maximum of 375,000 shares) upon achieving certain milestones with respect to the patent portfolio. The Company also has an additional obligation to pay the seller 15% of the first $50 million of net proceeds (after deduction of expenses) generated by the patent portfolio and 17.5% of net proceeds greater than $50 million. No such payments were made by the Company during the three and nine months ended September 30, 2023 and 2022.

In connection with the Company’s acquisition of its Cox Patent Portfolio, the Company is obligated to pay Dr. Cox 12.5% of the net proceeds (after deduction of expenses) generated by the Company from licensing, sale or enforcement of the patent portfolio. No such payments were made by the Company during the three and nine months ended September 30, 2023 and 2022.

As part of the acquisition of the Mirror Worlds Patent Portfolio, the Company also entered into an agreement with Recognition Interface, LLC (“Recognition”) pursuant to which Recognition received from the Company an interest in the net proceeds realized from the monetization of the Mirror Worlds Patent Portfolio, as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; and (iii) 20% of any portion of the net proceeds in excess of $250 million.  Since entering into the agreement with Recognition in May 2013, the Company has paid Recognition an aggregate of $3,127,000 with respect to such net proceeds interest related to the Mirror Worlds Patent Portfolio. No such payments were made by the Company to Recognition during the three and nine months ended September 30, 2023 and 2022.

NOTE G – COMMITMENTS AND CONTINGENCIES (continued)

In connection with the Company’s acquisition of its M2M/IoT Patent Portfolio, the Company is obligated to pay M2M 14% of the first $100 million of net proceeds (after deduction of expenses) and 5% of net proceeds greater than $100 million from Monetization Activities (as defined) related to the patent portfolio. In addition, M2M will be entitled to receive from the Company $250,000 of additional consideration upon the occurrence of certain future events related to the patent portfolio. No such payments were made by the Company during the three and nine months ended September 30, 2023 and 2022.

[3] Leases

The Company has one operating lease for its principal office space in New Canaan, Connecticut that was to expire on April 30, 2025. On September 29, 2023, the Company exercised its early termination right under the lease and the lease will terminate as of December 31, 2023. The Company will locate new office space for its principal office.

There are no material residual guarantees associated with the Company’s lease and there are no significant restrictions or covenants included in the Company’s lease agreement.

The remaining lease term as of September 30, 2023 is three months based on the Company’s exercise of its early termination right.

Right of use lease assets and related lease obligations for the Company’s operating leases were recorded in the unaudited condensed consolidated balance sheets as follows:

	As of September 30, 2023	As of December 31, 2022
Operating lease right-of-use assets	$16,000	$161,000

Operating lease obligations – current	$23,000	$79,000
Operating lease obligations – non-current	—	94,000
Total lease obligations	$23,000	$173,000

The table below presents certain information related to the Company’s lease costs for the period ended:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$20,000	$18,000	$59,000	$30,000
Short-term lease cost	—	10,000	—	46,000
Total lease cost	$20,000	$28,000	$59,000	$76,000

NOTE G – COMMITMENTS AND CONTINGENCIES (continued)

Future lease payments included in the measurement of lease liabilities on the unaudited condensed consolidated balance sheet as of September 30, 2023, were as follows:

Operating Leases
2023 – remaining period	$23,000
Less: Imputed interest	—
Total operating lease liability	$23,000

NOTE–H - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

On March 22, 2022, the Company entered into an employment agreement (“Agreement”) with its Chairman and Chief Executive Officer, pursuant to which he continues to serve as the Company’s Chairman and Chief Executive Officer for a four- year term (“Term”), at an annual base salary of $535,000 which shall be increased by 3% per annum during the term of the Agreement. The Agreement established an annual target bonus of $175,000 for the Chairman and Chief Executive Officer based upon performance.

Under the terms of the Agreement (which terms are substantially the same as the prior employment agreement with the Chairman and Chief Executive Officer), so long as the Chairman and Chief Executive Officer continues to serve as an executive officer of the Company, whether pursuant to the Agreement or otherwise, the Chairman and Chief Executive Officer shall also receive incentive compensation in an amount equal to 5% of the Company’s gross royalties or other payments from Licensing Activities (as defined) (without deduction of legal fees or any other expenses) with respect to its Remote Power Patent and a 10% net interest (gross royalties and other payments after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company’s royalties and other payments relating to Licensing Activities with respect to patents other than the Remote Power Patent (including all of the Company’s patent portfolios and its investment in ILiAD Biotechnologies) (collectively, the “Incentive Compensation”). During the three and nine months ended September 30, 2023, the Chairman and Chief Executive Officer earned Incentive Compensation of $0 and $41,000, respectively.

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

NOTE I – LEGAL PROCEEDINGS (CONTINUED)

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

[3] On December 15, 2020, the Company filed a lawsuit against NETGEAR, Inc. (“Netgear”) in the Supreme Court of the State of New York, County of New York, for breach of a Settlement and License Agreement, dated May 22, 2009, with the Company (the “Agreement”) for failure to make royalty payments, and provide corresponding royalty reports, to the Company based on sales of Netgear’s PoE products. On October 22, 2021, Netgear filed a Demand for Arbitration at the American Arbitration Association (“AAA”) seeking to arbitrate certain issues raised in the litigation. The Company objected to jurisdiction at the AAA. On April 1, 2022, the Court denied Netgear’s motion to compel arbitration. On April 22, 2022, Netgear filed a counterclaim in the Court action alleging that the Company breached the Agreement by not offering Netgear lower royalties. On September 22, 2022, the arbitration brought by Netgear was dismissed by the AAA on jurisdiction grounds. On August 27, 2023, the Court granted Netgear’s cross-motion for summary judgment and dismissed the Company’s claims and also denied the Company’s summary judgment motion with respect to Netgear’s counterclaim for breach of the license agreement. The Company has appealed the Court decision.

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

NOTE I – LEGAL PROCEEDINGS (CONTINUED)

During the nine months ended September 30, 2023, the Company entered into settlement agreements with Arista Networks, Inc., Antaira Technologies LLC, Panasonic Holdings Corporation, TP-Link USA Corporation and Hikvision USA, Inc., resulting in aggregate settlements paid and recognized as revenue of $820,000 and a conditional payment of $150,000 which has not yet been recognized as revenue.

NOTE J – INVESTMENT

During the period December 2018 through August 2022, the Company made an aggregate investment of $7,000,000 in ILiAD Biotechnologies, LLC (“ILiAD”), a privately held clinical stage biotechnology company dedicated to the prevention and treatment of human disease caused by Bordetella pertussis. ILiAD is focused on validating its proprietary intranasal vaccine, BPZE1, for the prevention of pertussis (whooping cough). At September 30, 2023, the Company owned approximately 6.8% of the outstanding units of ILiAD on a non-fully diluted basis and 6.1% of the outstanding units on a fully diluted basis (after giving effect to the exercise all outstanding options and warrants). In connection with its initial investment, the Company’s Chairman and Chief Executive Officer obtained a seat on ILiAD’s Board of Managers and receives the same compensation for service on the Board of Managers as other non-management Board members.

For the three months ended September 30, 2023 and 2022, the Company recorded an allocated net loss from its equity method investment in ILiAD of $532,000 and $285,000, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded an allocated net loss from its equity investment in ILiAD of $1,597,000 and $1,073,000.

The difference between the Company’s share of equity in ILiAD’s net assets and the purchase price of the investment is due to an excess amount paid over the book value of the investment of $5,144,000, which is accounted for as equity method goodwill.

The following table provides certain summarized financial information for ILiAD (the equity method investee) for the periods presented and has been compiled from ILiAD’s financial statements, reported on one quarter lag.

As a result of the Company receiving audited financial information from ILiAD for its year ended December 31, 2022 (see Note B[1] hereof), the table below includes an additional comprehensive loss of $621,000. For the nine months ended September 30, 2023, with respect to such additional comprehensive loss of ILiAD, the Company recorded the additional allocated net loss of $42,000.

	Nine Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
Loss from continuing operations	$(17,929,000)	$(11,880,000)	$(8,232,000)	$(5,753,000)
Comprehensive loss	$(23,525,000)	$(13,353,000)	$(7,842,000)	$(2,424,000)

NOTE K – STOCK REPURCHASES

On June 13, 2023, the Board of Directors authorized an extension and increase of the Company’s share repurchase program (the “Share Repurchase Program”) to repurchase up to $5,000,000 of common stock over the subsequent 24 month period. The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion. The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors. The Share Repurchase Program may be increased, suspended or discontinued at any time. Since inception of the Share Repurchase Program through September 30, 2023, the Company has repurchased an aggregate of 9,523,982 shares of its common stock at an aggregate cost of $18,455,467 (exclusive of commissions) or an average per share price of $1.94.

During the three months ended September 30, 2023, the Company repurchased an aggregate of 163,038 shares of its common stock at an aggregate cost of $369,846 (exclusive of commissions) or an average per share price of $2.27. During the nine months ended September 30, 2023, the Company repurchased an aggregate of 311,318 shares of its common stock at an aggregate cost of $697,733 or an average per share price of $2.24.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations occurring on or after January 1, 2023. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. The excise tax applies in cases where the total value of the stock repurchase during the taxable year exceeds $1,000,000. As such, the Company did not incur the 1% excise tax during the nine months ended September 30, 2023.

At September 30, 2023, the dollar value of remaining shares that may be repurchased under the Share Repurchase Program was $4,630,154.

NOTE L – CONCENTRATIONS

The Company maintains cash deposits in accounts at financial institutions. The accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. At September 30, 2023, the Company had no cash deposits in excess of the FDIC insured limit. The Company maintains cash equivalents in brokerage accounts at financial institutions. At September 30, 2023, the Company had cash equivalents of $20,693,000 in these brokerage accounts.

NOTE M – DIVIDEND POLICY

The Company’s dividend policy consists of semi-annual cash dividends of $0.05 per share ($0.10 per share annually) which have been paid in March and September of each year. The Company has paid semi-annual cash dividends consistent with its policy, including a cash dividend in September 2023 of $1,182,000. The Company’s dividend policy undergoes a periodic review by the Board of Directors and is subject to change at any time depending upon the Company’s earnings, financial requirements and other factors existing at the time.

NOTE N – SUBSEQUENT EVENTS

On October 9,2023, the Company entered into a settlement agreement with an additional defendant with respect to its patent infringement litigation involving its Remote Power Patent (see Note I[4] hereof) in consideration of a $1,500,000 payment which will be recorded as revenue in the fourth quarter of 2023.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

Our principal business is the development, licensing and protection of our intellectual property assets. We presently own ninety-nine (99) U.S. patents and fourteen (14) foreign patents relating to: (i) our Cox Patent Portfolio relating to enabling technology for identifying media content on the Internet and taking further action to be performed after such identification; (ii) our M2M/IoT Patent Portfolio relating to, among other things, enabling technology for authenticating and using embedded Sim (Subscriber Identification Module) technology in next generation IoT, Machine-to-Machine and other mobile devices, including smartphones, tablets and computers as well as automobiles; (iii) our HFT Patent Portfolio covering certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems where the difference between success and failure may be measured in nanoseconds; (iv) our Mirror Worlds Patent Portfolio relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; and (v) our Remote Power Patent covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras. In addition, we continually review opportunities to acquire or license additional intellectual property as well as other strategic alternatives.

With respect to our ninety-nine (99) U.S. patents, fifty-three(53) of such patents have expired. However, we can assert expired patents against third parties but only for past damages up to the patent expiration date. We currently have pending litigation involving expired patents including our Remote Power Patent and certain patents within our Cox and Mirror Worlds Patent Portfolios (see Note I to our unaudited condensed consolidated financial statements included herein).

At September 30, 2023, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $44,568,000 and working capital of $44,267,000. Based on our cash position, we continually review opportunities to acquire additional intellectual property as well as evaluate other strategic opportunities.

To date we have invested $7,000,000 in ILiAD, a clinical stage biotechnology company with an exclusive license to sixty-seven (67) patents (see Note J to our unaudited condensed consolidated financial statements included herein). Our investment continues to involve significant risk and the outcome is uncertain.

On September 5, 2023, ILiAD announced the first-ever demonstration of protection against B. pertussis (whooping cough) colonization in a Phase 2b Human Challenge study of it BPZE1 vaccine.

We have been dependent upon our Remote Power Patent for a significant portion of our revenue. Our Remote Power Patent has generated licensing revenue in excess of $187,000,000 from May 2007 through September 30, 2023. We no longer receive licensing revenue for our Remote Power Patent for any period subsequent to March 7, 2020 (the expiration date of the patent). During the fourth quarter of 2022, we commenced separate litigation against ten defendants involving our Remote Power Patent for patent infringement for the period prior to March 7, 2020. During the nine months ended September 30, 2023, we entered into settlement agreements with five defendants with respect to the aforementioned litigation resulting in aggregate settlement payments made to the Company of $820,000 and a future conditional payment of $150,000 (see Note I[4] hereof). All of our revenue for the nine months ended September 30, 2023 was from these settlements. In addition, on October 9, 2023, we settled with an additional defendant for a payment to us of $1,500,000, which will be recorded as revenue in the fourth quarter of 2023. (see Note N our unaudited condensed consolidated financial statements included herein).

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

The significant components of expenses, when we have revenue, that may impact our net loss relate to contingent legal fees and expenses related to our patent litigation (see Note G[1] to our unaudited condensed consolidated financial statements included herein) and incentive compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note H to our unaudited condensed consolidated financial statements included herein), both such components of expenses are based on a percentage of the revenue received by us as a result of litigation or otherwise.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Revenue. We had no revenue for the three months ended September 30, 2023 and September 30, 2022.

Operating Expenses. Operating expenses for the three months ended September 30, 2023 were $859,000 as compared to $838,000 for the three months ended September 30, 2022. The increase in operating expenses was primarily due to higher general and administrative expenses of $93,000 offset by lower stock-based compensation expense of $53,000 compared to 2022.

General and administrative expenses were $679,000 for the three months ended September 30, 2023 as compared to $639,000 for the three months ended September 30, 2022. The increase in general and administrative expenses of $40,000 was primarily due to higher state franchise and capital-based taxes of $61,000.

Stock-based compensation decreased from $174,000 for the three months ended September 30, 2022 to $121,000 for the three months ended September 30, 2023 as a result of there being fewer outstanding RSU’s compared to the prior year period and the currently outstanding RSU’s in 2023 have a lower weighted-average grant date value compared to those outstanding in the prior year period.

Interest and Dividend Income. Interest and dividend income for the three months ended September 30, 2023 was $406,000 as compared to $321,000 for the three months ended September 30, 2022 primarily as a result of higher yielding fixed income investments due to rising interest rates.

Gain on Conversion of Note. For the three months ended September 30, 2022, we recorded a gain on conversion of our ILiAD convertible note of $271,000, as compared to $-0- for the three months ended September 30, 2023, as a result of ILiAD’s private offering in August 2022.

Gain on Equity Method Investment. For the three months ended September 30, 2022, we recorded a gain on our equity method investment in ILiAD of $3,727,000, as compared to $-0- for the three months ended September 30, 2023, as a result of the observable price transaction relating to ILiAD’s private offering in August 2022.

Realized and Unrealized Loss on Marketable Securities. For the three months ended September 30, 2023, we recorded realized and unrealized gains on marketable securities of $131,000, as compared to realized and unrealized losses on marketable securities of $268,000 for the three months ended September 30, 2022 largely due to less favorable market conditions for fixed income securities in 2022.

Income Taxes. For the three months ended September 30, 2023, we had a current tax benefit for federal, state and local income taxes of $13,000 and a deferred tax benefit of $31,000. For the three months ended September 30, 2022, we had a current tax benefit for federal, state and local income taxes of $274,000 and a deferred tax expense of $976,000.

Share of Net Losses of Equity Method Investee. We recognized $532,000 of net losses during the three month period ended September 30, 2023 related to our equity share of ILiAD net losses, as compared to a recognized net loss of $285,000 for the three months ended September 30, 2022 (see Note J to our unaudited condensed consolidated financial statements included herein).

Net Loss (Income). As a result of the foregoing, we realized a net loss of $810,000 or $0.03 per share basic and diluted for the three months ended September 30, 2023 compared with net income of $2,226,000 or $0.09 per share basic and diluted for the three months ended September 30, 2022. Our net income for the three months ended September 30, 2022 was primarily due to a $3,727,000 gain on our equity method investment in ILiAD, offset by deferred income taxes on such gain.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Revenue. We had revenue of $820,000 for the nine months ended September 30, 2023 as compared to no revenue for the nine months ended September 30, 2022. Our revenue for the nine months ended September 30, 2023 was from litigation settlements involving our Remote Power Patent (see Note I[4] to our unaudited condensed consolidated financial statements included herein).

Operating Expenses. Operating expenses for the nine months ended September 30, 2023 were $3,004,000 as compared to $2,569,000 for the nine months ended September 30, 2022. The increase in operating expenses of $435,000 was primarily due to an increases in general and administrative expenses of $258,000 and costs of revenue of $232,000 related to contingent legal fees and incentive bonus compensation in connection with the litigation settlements, offset somewhat by a reduction in professional fees of $58,000.

General and administrative expenses were $2,070,000 for the nine months ended September 30, 2023 as compared to $1,812,000 for the nine months ended September 30, 2022. The increase in general and administrative expenses for the nine months ended September 30, 2023 was primarily due to severance and other benefits in the amount of $112,000 paid to our former Chief Financial Officer and increases in payroll taxes of $110,000, state franchise taxes of $91,000 and NYSE fees of $54,000. These increases were offset somewhat by reductions in office rent of $40,000 and employee benefits costs of $43,000.

Operating Loss. We had an operating loss of $2,184,000 for the nine months ended September 30, 2023 compared with an operating loss of $2,569,000 for the nine months ended September 30, 2022. The operating loss decrease of $385,000 was due to revenue of $820,000 from litigation settlements offset by increased operating expenses $435,000.

Interest and Dividend Income. Interest and dividend income for the nine months ended September 30, 2023 was $1,161,000 as compared to interest and dividend income of $532,000 for the nine months ended September 30, 2022. The increase in interest and dividend income of $629,000 for the nine months ended September 30,2023 was primarily due to higher yielding fixed income investments due to higher interest rates in 2023.

Gain on Conversion of Note. For the nine months ended September 30, 2022, we recorded a gain on conversion of our ILiAD convertible note of $271,000, as compared to $0 for the nine months ended September 30, 2023, as a result of ILiAD’s private offering in August 2022.

Gain on Equity Method Investment. For the nine months ended September 30, 2022, we recorded a gain on our equity method investment in ILiAD of $3,727,000, as compared to $0 for the nine months ended September 30, 2023, as a result of the observable price transaction relating to ILiAD’s private offering in August 2022.

Realized and Unrealized Loss on Marketable Securities. For the nine months ended September 30, 2023, we recorded realized and unrealized gains on marketable securities of $420,000 as compared to realized and unrealized losses on marketable securities of $1,358,000 due to unfavorable market conditions for fixed income securities for the nine months ended September 30, 2022.

Income Taxes. For the nine months ended September 30, 2023, we had a current tax benefit for federal, state and local income taxes of $13,000 and a deferred tax benefit of $278,000. For the nine months ended September 30, 2022, we had a current tax benefit for federal, state and local income taxes of $274,000 and a deferred tax expense of $422,000.

Share of Net Losses of Equity Method Investee. We recognized $1,597,000 of net losses during the nine month period ended September 30, 2023 related to our equity share of ILiAD net losses, as compared to recognized net losses of $1,073,000 for the nine months ended September 30, 2022 (see Note J to our unaudited condensed consolidated financial statements included herein). The increase in our equity share of the ILiAD net losses of $524,000 for the nine months ended September 30, 2023 includes an additional loss of $42,000 recorded on a one quarter lag basis as a result of audited financial information received from ILiAD for the year ended December 31, 2022 (see Note B[1] hereof).

Net Loss. As a result of the foregoing, we realized a net loss of $1,909,000 or $0.08 per share basic and diluted for the nine months ended September 30, 2023 compared with a net loss of $618,000 or $0.03 per share basic and diluted for the nine months ended September 30, 2022. Our net loss for the nine months ended September 30, 2022 was materially less primarily due to the $3,727,000 gain on our equity investment in ILiAD and the gain on conversion of the ILiAD note of $271,000 in 2022, offset by an increase in investment and interest income in 2023 of $2,407,000 and a reduction of income taxes in 2023 of $439,000.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from revenue from licensing our patents. At September 30, 2023, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $44,568,000 and working capital of $44,267,000. Based on our current cash position, we believe that we will have sufficient cash to fund our operations for the next twelve months and the foreseeable future.

Working capital decreased by $3,092,000 at September 30, 2023 to $44,267,000 as compared to working capital of $47,359,000 at December 31, 2022. The decrease in working capital was primarily due to dividend payments of $2,371,000, reductions in current liabilities of $955,000 and increased operating expenses of $326,000. These uses of working capital were offset somewhat by interest income of $1,161,000.

Net cash used in operating activities for the nine months ended September 30, 2023 decreased by $4,427,000 from $5,180,000 for the nine months ended September 30, 2022 to $753,000 for the nine months ended September 30, 2023, primarily as a result of lower income taxes payable of $2,859,000.

Net cash provided by (used in) investing activities during the nine months ended September 30, 2023 increased by $26,588,000 to $11,350,000 as compared to $(15,238,000) for the nine months ended September 30, 2022, primarily as a result of net investment shifting from marketable securities to investments in securities classified as cash and cash equivalents.

Net cash used in financing activities for the nine months ended September 30, 2023 and 2022 was $3,159,000 and $2,915,000, respectively. The change of $244,000 primarily resulted from an increase in repurchases of treasury shares of $283,000 in 2023.

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

We believe our most critical accounting policies and estimates to be the following:

Equity Method Investments

Equity method investments are equity securities in entities that we do not control but over which we have the ability to exercise significant influence. These investments are accounted for under the equity method of accounting in accordance with ASC 323, Investments — Equity Method and Joint Ventures (see Note J hereof). Equity method investments are measured at cost minus impairment, if any, plus or minus our share of an investee’s income or loss, and adjustments based on the investees observable price transactions, if any. Our proportionate share of the income or loss from equity method investments is recognized on a one-quarter lag. When our carrying value in an equity method investment is reduced to zero, no further losses are recorded in our financial statements unless we guaranteed obligations of the investee company or have committed additional funding. When the investee company subsequently reports income, we will not record our share of such income until it equals the amount of our share of losses not previously recognized. In the event the equity method investee enters into an observable price transaction, we will increase or decrease the carrying value in our equity method investment based on the transaction price. Upon sale of equity method investments, the difference between sales proceeds and the carrying amount of the equity investment is recognized in profit or loss. In determining whether an equity method investment is impaired, we take into consideration a variety of factors including the operating and financial performance of the investee, the investee’s future business plans and projections, discussions with the investee’s management, and our intent and ability to hold the investment until it recovers in value. Accordingly, we make assumptions and estimates in assessing whether an impairment has occurred and if, in the future, our assumptions and estimates made in assessing the fair value of these investments change, this could result in a material decrease in the carrying value of the investment. This would cause us to write-down the carrying value of the investment and could have a material adverse effect on our results of operations in the period the impairment charge is taken.

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

(b)           Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our legal proceedings see Note I to our unaudited condensed consolidated financial statements included in this Quarterly Report and Item 3. Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2022 (filed with the SEC on March 30, 2023). During the three months ended September 30, 2023, no material events occurred with respect to our legal proceedings, except with respect to our litigation with Netgear. On August 27, 2023, the Court granted Netgear’s cross-motion for summary judgment and dismissed our claims against Netgear and also denied our motion for summary judgment on Netgear’s counterclaim for breach of the license agreement. We have appealed the Court decision (see Note I[3] to our unaudited condensed consolidated financial statements).

ITEM 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and trading price of our common stock. Investors should carefully consider the risks described in this Quarterly Report on Form 10-Q for the three months ended September 30, 2023, and our Annual Report on Form 10-K for the year ended December 31, 2022 (pages 19-21), filed with the SEC on March 30, 2023.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Issuances of Unregistered Securities

There were no such issuances during the three months ended September 30, 2023.

Stock Repurchases

On June 13, 2023, our Board of Directors authorized an extension and increase of the Share Repurchase Program to repurchase up to $5,000,000 of shares of our common stock over the subsequent 24 month period. The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in our discretion. The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors. The Share Repurchase Program may be increased, suspended or discontinued at any time. Since inception of the Share Repurchase Program in August 2011 through September 30, 2023, we have repurchased an aggregate of 9,523,982 shares of our common stock at an aggregate cost of $18,455,467 (exclusive of commissions) or an average per share price of $1.94. During the three months ended September 30, 2023, we repurchased an aggregate of 163,038 shares of our common stock at an aggregate cost of $369,846 or an average per share price of $2.27. During the nine months ended September 30, 2023, we repurchased an aggregate of 311,318 shares of our common stock at an aggregate cost of $697,733 or an average per share price of $2.24. At September 30, 2023, the remaining dollar value of shares that may be repurchased under the Share Repurchase Program was $4,630,154.

During the months of July, August and September 2023, we purchased common stock pursuant to our Share Repurchase Program as indicated below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July 1 to July 31, 2023	52,700	2.28	52,700	4,879,850
August 1 to August 31, 2023	50,000	2.24	50,000	4,767,850
September 1 to September 30, 2023	60,338	2.28	60,338	4,630,154
Total	163,038	2.27	163,308
__________________
1.	On June 13, 2023, our Board of Directors authorized an extension and increase of our Share Repurchase Program to repurchase up to $5,000,000 shares of our common stock over the subsequent 24 month period.

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

NETWORK-1 TECHNOLOGIES, INC.

Date: November 2, 2023	By:	/s/ Corey M. Horowitz
Corey M. Horowitz Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2023	By:	/s/ Robert Mahan
Robert Mahan Chief Financial Officer (Principal Financial Officer)

