Form 10-K
period 2023-12-31
NETWORK-1 TECHNOLOGIES, INC.
filed 2024-03-08
CIK 1065078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of June 30, 2023 was approximately $38,052,926 based on the closing price as reported on NYSE American Exchange.  Shares of voting stock held by each officer and director and by each person, who as of June 30, 2023, the last business day of the Registrant’s most recently completed second quarter, may be deemed to have beneficially owned more than 10% of the voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

The number of shares outstanding of Registrant's common stock as of March 1, 2024 was 23,510,019.

NETWORK-1 TECHNOLOGIES, INC.

2023 FORM 10-K

TABLE OF CONTENTS

Page No.

PART I

PART I

Forward-looking statements:

THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS ABOUT FUTURE EVENTS AND EXPECTATIONS WHICH ARE “FORWARD-LOOKING STATEMENTS”. ANY STATEMENT IN THIS 10-K THAT IS NOT A STATEMENT OF HISTORICAL FACT MAY BE DEEMED TO BE A FORWARD-LOOKING STATEMENT WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES EXCHANGE ACT OF 1933, AS AMENDED, OR SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING STATEMENTS PROVIDE CURRENT EXPECTATIONS OF FUTURE EVENTS BASED ON CERTAIN ASSUMPTIONS AND INCLUDE ANY STATEMENT THAT DOES NOT DIRECTLY RELATE TO ANY HISTORICAL OR CURRENT FACT. STATEMENTS CONTAINING SUCH WORDS AS “MAY,” “WILL,” “EXPECT,” “BELIEVE,” “ANTICIPATE,” “INTEND,” “COULD,” “ESTIMATE,” “CONTINUE” OR “PLAN” AND SIMILAR EXPRESSIONS OR VARIATIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS.  THESE STATEMENTS ARE BASED ON THE BELIEFS AND ASSUMPTIONS OF OUR MANAGEMENT BASED ON INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CURRENT RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATED TO VARIOUS FACTORS SET FORTH IN THIS REPORT AND IN OTHER FILINGS MADE BY US WITH THE SECURITIES AND EXCHANGE COMMISSION. BASED UPON CHANGING CONDITIONS, SHOULD ANY ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, INCLUDING THOSE DISCUSSED AS “RISK FACTORS” IN ITEM 1A AND ELSEWHERE IN THIS REPORT, OR SHOULD ANY OF OUR UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED IN THIS REPORT. WE UNDERTAKE NO OBLIGATION TO UPDATE, AND WE DO NOT HAVE A POLICY OF UPDATING OR REVISING THESE FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE THE STATEMENT WAS MADE. UNLESS THE CONTEXT OTHERWISE REQUIRES, THE TERMS “NETWORK-1”,“COMPANY”,“WE,” “OUR,” “US” MEAN NETWORK-1 TECHNOLOGIES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES, MIRROR WORLDS TECHNOLOGIES, LLC AND HFT SOLUTIONS, LLC.

ITEM 1.          BUSINESS

Overview

Our principal business is the development, licensing and protection of our intellectual property assets. We presently own one hundred (100) U.S. patents, fifty-four (54) of such patents have expired, and fifteen (15) foreign patents relating to (i) our Cox patent portfolio (the “Cox Patent Portfolio”) relating to enabling technology for identifying media content on the Internet and taking further actions to be performed after such identification;(ii) our M2M/IoT patent portfolio (the “M2M/IoT Patent Portfolio”) relating to, among other things, enabling technology for authenticating and using eSIM (embedded Subscriber Identification Module) technology in IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers, as well as automobiles; (iii) our HFT patent portfolio (the “HFT Patent Portfolio”) covering certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems where the difference between success and failure may be measured in nanoseconds; (iv) our Mirror Worlds patent portfolio (the “Mirror Worlds Patent Portfolio”) relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; and (v) our remote power patent (the “Remote Power Patent”) covering the delivery of Power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras. In addition, we review opportunities to acquire or license additional intellectual property as well as other strategic alternatives.

We have invested $7,000,000 in ILiAD Biotechnologies, LLC (“ILiAD”), a clinical stage biotechnology company with an exclusive license to seventy (70) patents. On December 31, 2023, we owned approximately 6.7% of the outstanding units of ILiAD on a non-fully diluted basis and 5.4% of the outstanding units on a fully diluted basis (after giving effect to the exercise of all outstanding options and warrants).

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

We have been dependent upon our Remote Power Patent for a significant portion of our revenue. Our Remote Power Patent has generated revenue in excess of $188,000,000 from May 2007 through December 31, 2023. We no longer receive revenue for our Remote Power Patent for any period subsequent to March 7, 2020 (the expiration date of the patent). During the year ended December 31, 2023, our Remote Power Patent generated all of our revenue of $2,601,000 as a result of litigation settlements relating to periods prior to March 7, 2020 (see “Legal Proceedings at pages 20 - 21. Our future revenue is largely dependent on our ability to monetize our other patent assets.

We have pending litigation involving our assertion of infringement claims concerning certain patents within our Cox Patent Portfolio and our Remote Power Patent. In addition, we have a pending appeal to the U.S. Court of Appeals for the Federal Circuit of the District Court judgment of non-infringement dismissing our case against Meta Platforms, Inc. (formerly Facebook, Inc.) involving certain patents within our Mirror Worlds Patent Portfolio (see “Legal Proceedings” at pages 19 - 21 of this Annual Report).

At December 31, 2023, we had cash and cash equivalents and marketable securities of $45,467,000 and working capital of $44,850,000. Based on our current cash position, we believe that we will have sufficient cash to fund our operations for the foreseeable future.

Overview of Our Patents

We currently own one hundred (100) U.S. patents and fifteen(15) foreign patents relating to patents within our Cox Patent Portfolio, M2M/IoT Patent Portfolio, HFT Patent Portfolio, Mirror World Patent Portfolio and our Remote Power Patent. With respect to our one hundred (100) U.S. patents, fifty-four (54) of such patents have expired. However, we can assert expired patents against third parties but only for past damages up to the expiration date. We currently have pending litigation involving expired patents including our Remote Power Patent, and certain patents within Our Cox and Mirror Worlds Patent Portfolios (see “Legal Proceedings” at pages 19 - 21 hereof).

Cox Patent Portfolio

Our Cox Patent Portfolio, acquired from Dr. Ingemar Cox in February 2013, currently consists of thirty-nine (39) U.S. patents relating to enabling technology for identifying media content on the Internet, such as audio and video, and taking further actions to be performed based on such identification. All of the patents within our Cox patent portfolio have expired. We have pending litigation against Google Inc. and YouTube, LLC involving assertion of certain patents within our Cox Patent Portfolio (see “Legal Proceedings” at pages 19 - 20 hereof). The patents within our Cox Patent Portfolio are based on a patent application filed in 2000. Since the acquisition of the Cox Patent Portfolio in February 2013, we have been issued thirty-four (34) additional patents relating to this portfolio. The claims in these thirty-four (34) additional patents are generally directed towards systems of content identification and performing actions following therefrom.

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

M2M/IoT Patent Portfolio

Our M2M/IoT Patent Portfolio, acquired in December 2017 from M2M and IoT Technologies, LLC (“M2M”), relates to, among other things, enabling technology for authenticating and using eSIM (embedded Subscriber Identification Module) technology in IoT, Machine-to-Machine and other mobile devices including smartphones, tablets and computers, as well as automobiles. The M2M/IoT Patent Portfolio currently consists of thirty-seven (37) issued U.S. patents, nine (9) pending U.S. patent applications, fourteen (14) registered foreign patents and one (1) additional pending non-U.S. patent applications. Since we acquired the M2M/IoT Patent Portfolio in December 2017, we have been issued twenty-three (23) additional U.S. patents with respect to the portfolio. We anticipate further issuances of additional claims for this portfolio. The expiration dates of the thirty-seven (37) issued U.S. patents currently within our M2M/IoT Patent Portfolio range from September 2033 to May 2034.

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

John Nix, the Managing Member of M2M, provides consulting services to us with respect to our M2M/IoT Patent Portfolio. Mr. Nix is an entrepreneur and inventor, and founder and Chief Executive Officer of Vobal Technologies, LLC. In 2016, Mr. Nix was recognized as “Creator of the Year” by the Intellectual Property Law Association of Chicago for his intellectual property related to eSIM technology.

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

Mirror Worlds Patent Portfolio

Our Mirror Worlds Patent Portfolio, acquired in May 2013, consists of ten (10) U.S. patents and covers foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system. All of our patents within our Mirror Worlds Patent Portfolio have expired. The Mirror Worlds Patent Portfolio includes U.S. Patent No. 6,006,227 (the “227 Patent”), U.S. Patent No. 7,865,538 and U.S. Patent No. 8,255,439 which are currently being asserted in our litigation against Meta Platforms, Inc. (formerly Facebook, Inc.) (see “Legal Proceedings” at page 20 hereof). Our 227 Patent was previously asserted in litigations against Apple Inc. and Microsoft Corporation which were settled resulting in aggregate payments to us of $29,650,000.

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

As part of our acquisition of the Mirror Worlds Patent Portfolio in 2013, we also entered into an agreement with Recognition Interface, LLC (“Recognition”), an entity that financed the commercialization of the Mirror Worlds patent portfolio prior to its sale to Mirror Worlds, LLC and also retained an interest in the licensing proceeds of the Mirror Worlds patent portfolio. Pursuant to the terms of the agreement with us, we are obligated to pay Recognition an interest in the net proceeds realized from our monetization of the Mirror Worlds Patent Portfolio as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; and (iii) 20% of any portion of the net proceeds in excess of $250 million. Since entering into the agreement with Recognition in May 2013, we have paid Recognition an aggregate of $3,127,000 with respect to such net proceeds interest in our Mirror Worlds Patent Portfolio (no such payments were made during the years 2023 and 2022).

Remote Power Patent

Our Remote Power Patent (U.S. Patent No. 6,218,930) covers the delivery of power over Ethernet cables for the purpose of remotely powering network devices such as wireless access ports, IP phones and network based cameras. Our Remote Power Patent expired on March 7, 2020. Notwithstanding the expiration of the Remote Power Patent in March 2020, in October and November 2022, we asserted the patent in nine separate actions against ten defendants for damages prior to March 7, 2020 and have reached settlement agreements with eight of the defendants (see “Legal Proceedings” at pages 20 - 21 hereof).

On June 13, 2003, the Institute of Electrical Engineers (IEEE), a non-profit, technical professional association, approved the 802.3af Power over Ethernet standard (the “Standard”), which covers technologies deployed in delivering power over Ethernet networks. The Standard provides for the Power Sourcing Equipment (PSE) to bedeployed in switches or as standalone midspan hubs to provide power to remote devices such as wireless access points, IP phones and network-based cameras. The technology is commonly referred to as Power over Ethernet (“PoE”). In 2009, the IEEE Standards Association approved 802.3at, a new PoE standard which, among other things, increased the available power for delivery over Ethernet networks. We believe that our Remote Power Patent covers several of the key technologies covered by both the 802.3af and 802.3at standards.

Network-1 Strategy

Our strategy is to capitalize on our intellectual property assets by entering into licensing arrangements with third parties that utilize our intellectual property's proprietary technologies as well as any additional proprietary technologies covered by patents which may be acquired by us in the future. Our current patent acquisition and development strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as has been the case with our Remote Power Patent and Mirror Worlds Patent Portfolio. Our Remote Power Patent has generated licensing revenue in excess of $188,000,000 from May 2007 through December 31, 2023. Since the acquisition of our Mirror Worlds Patent Portfolio in May 2013, we have received licensing and other revenue of $47,150,000 through December 31, 2023. In addition, we may enter into third party strategic relationships with inventors and patent owners to assist in the development and monetization of their patent technologies. Based on our cash position, we review opportunities to acquire additional intellectual property as well as evaluate other strategic alternatives.

In connection with our activities relating to the protection of our intellectual property assets, or the intellectual property assets of third parties with whom we may have strategic relationships in the future, it may be necessary to assert patent infringement claims against third parties whom we believe are infringing our patents or those of our strategic partners. We are currently involved in several litigations to protect our patents including certain patents within our Cox Patent Portfolio, Mirror Worlds Patent Portfolio and Remote Power Patent (see “Legal Proceedings” at pages 19 - 21 hereof). We have previously successfully asserted litigation with respect to our Remote Power Patent and our Mirror Worlds Patent Portfolio and have also been successful in defending proceedings at the USPTO challenging the validity of our Remote Power Patent and certain patents within our Cox Patent Portfolio.

Revenue Concentration

Revenue from our Remote Power Patent as a result of litigation settlements constituted 100% of our revenue for the year ended December 31, 2023, of which four defendants constituted 90% of our revenue for such year.

We anticipate that our future revenue will continue to be derived from a few parties.

Competition

With respect to our ability to acquire additional intellectual property assets or enter into strategic relationships with third parties to monetize their intellectual property assets, we face considerable competition from other companies, many of which have significantly greater financial and other resources than we have. The patent licensing and enforcement industry has grown and there has been a material increase in the number of companies seeking to acquire intellectual property assets from third parties or to provide financing to third parties seeking to monetize their intellectual property. Entities including, among others, Acacia Research Corporation (NASDAQ:ACTG), Intellectual Ventures, WI-LAN Inc., VirnetX Holdings Corporation (NYSE MKT:VHC) and RPX Corporation, seek to acquire intellectual property or partner with third parties to license or enforce intellectual property rights. In addition, we also compete with strategic corporate buyers with respect to the acquisition of intellectual property assets. It is expected that others will enter this market as well. Many of these competitors have significantly greater financial and human resources than us.

We may also compete with litigation funding firms such as Burford Capital Limited, Validity Finance, LLC, Fortress Investment Group, LLC, Parabellum Capital LLC and Bentham Capital LLC, venture capital firms and hedge funds for intellectual property acquisitions and licensing opportunities. Many of these competitors also have greater financial resources and human resources than us.

Regulatory Environment

If new legislation, regulations or rules are implemented either by Congress, the USPTO or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our business, financial condition and results of operations. Certain legislation, regulations, and rulings by the courts and actions by the USPTO have materially increased the risk and cost of enforcement of patents. U.S. patent laws were amended by the Leahy-Smith America Invents Act, referred to as the “America Invents Act”, which became effective on March 16, 2013. The America Invents Act included a number of significant changes to U.S. patent law. In general, it addressed issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation and new administrative post-grant review procedures to challenge the patentability of issued patents outside of litigation, including Inter Partes Review (IPR) and Covered Business Method Review (CBM) proceedings which provide third parties a timely and cost effective alternative to district court litigation to challenge the validity of an issued patent. The America Invents Act and its implementation increased the uncertainties and costs surrounding the enforcement of patent rights has made it more difficult to successfully enforce our patents.

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

Investment in ILiAD Biotechnologies

During the period December 2018 to date, we made aggregate investments of $7,000,000 in ILiAD, a privately held clinical stage biotechnology company dedicated to the prevention and treatment of human disease caused by Bordetella pertussis. ILiAD is currently focused on validating its proprietary intranasal vaccine, BPZE1, for the prevention of pertussis (whooping cough). Pertussis is a life-threatening disease caused by the highly contagious respiratory bacterium Bordetella pertussis. ILiAD has the exclusive license to seventy (70) issued patents and has forty-nine (49) pending patent applications. On December 31, 2023, we owned approximately 6.7% of the outstanding units of ILiAD on a non-fully diluted basis and 5.4% of the outstanding units on a fully diluted basis (after giving effect to the exercise of all outstanding options, and warrants). In connection with our investment, Corey Horowitz, our Chairman and Chief Executive Officer, became a member of ILiAD’s Board of Managers and receives the same compensation for service on the Board as the other non-management Board members.

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

On August 24, 2022, ILiAD consummated a private financing of $42,800,000 of its Class D units, of which a multi-national pharmaceutical company invested $30,000,000. As a result of the financing, we recognized a gain in 2022 of $3,883,000 on our equity investment and a gain of $271,000 with respect to the conversion of our convertible note in the principal amount of $1,000,000 plus interest into equity of ILiAD.

Corporate Information

We were incorporated under the laws of the State of Delaware in July 1990. Our principal executive offices are located at 65 Locust Avenue, Third Floor, New Canaan, Connecticut 06840 and our telephone number is (203) 920-1055.

Available Information

We file or furnish various reports, such as registration statements, quarterly and current reports, proxy statements and other materials with the SEC. Our website address is www.network-1.com. You may obtain, free of charge on our Internet website, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Section 16 filings and amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information we post on our website is intended for reference purposes only; none of the information posted on our website is part of this Annual Report or incorporated by reference herein.

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

Employees and Consultants

We currently have two full-time employees and two consultants providing monthly services to us.

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

Risks Related to Our Business

Our revenue is uncertain as it is dependent upon litigation outcomes involving our patents which we cannot predict.

Our revenue is dependent upon our litigation outcomes. We currently have pending litigation involving our Cox Patent Portfolio and Mirror Worlds Patent Portfolio as well as our Remote Power Patent (see “Legal Proceedings” at pages 19 - 21 hereof). Patent litigation is inherently risky and uncertain and we cannot assure you that any of our current or future litigation will result in a favorable outcome for us. Accordingly, our revenue is uncertain.

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

To date we have invested $7,000,000 in ILiAD, a privately held clinical stage biotechnology company, with focus on validating its proprietary intranasal vaccine (BPZE1) for the prevention of pertussis (whopping cough). Notwithstanding the aforementioned, ILiAD still faces material risks going forward. Accordingly, our investment in ILiAD remains subject to substantial risks.

We have been dependent upon our Remote Power Patent for a significant portion of our revenue and we may not be able to generate future revenue from our other patents.

Our Remote Power Patent has generated revenue for us in excess of $188,000,000 from May 2007 through December 31, 2023. Revenue from our Remote Power Patent constituted 100% of our revenue ($2,601,000) for 2023. We had no revenue in 2022 and revenue from our Remote Power Patent constituted 100% of our revenue for 2021 ($36,029,000), 2020 ($4,403,000) and 2019 ($3,037,000). As a result of the expiration of our Remote Power Patent on March 7, 2020, we no longer receive revenue from such patent for any period subsequent to the expiration date. Our failure to successfully monetize our other patents would have a negative impact on our business, financial condition and operating results.

We may not achieve successful outcomes of our pending or future litigation which would have a negative impact on our business.

We are currently enforcing certain patents within our Cox Patent Portfolio against Google and YouTube, who are challenging these patents and we are also asserting our Remote Power Patent against Ubiquity Inc. and Honeywell International Inc. We have appealed to the Federal Circuit the District Court decision granting Facebook (Meta Platforms, Inc.), summary judgment of non-infringement and dismissing our case involving certain patents within our Mirror Worlds Patent Portfolio (see “Legal Proceedings” at pages 19 - 20 hereof). In addition, our M2M/IoT Patent Portfolio and HFT Patent Portfolio are not currently being asserted. We may not have success in enforcing or defending our patents, which would have a negative impact on our business.

We may not be able to capitalize in the future on our strategy to acquire high quality patents with significant licensing opportunities or enter into strategic relationships with third parties to license or otherwise monetize their intellectual property.

Based upon the success we achieved from licensing our Remote Power Patent (twenty-eight (28) license agreements and in excess of $188,000,000 of revenue through December 31, 2023), the revenue we generated from our Mirror Worlds Patent Portfolio ($47,150,000) and establishing a patent portfolio currently consisting of one hundred (100) U.S. patents and fifteen (15) foreign patents as well as our cash position, we believe we have the expertise and sufficient capital to compete in the patent monetization market and to enter strategic relationships with third parties to develop, commercialize, license or otherwise monetize their patents. Our strategy is to focus on acquiring high quality patent assets which management believes have the potential for significant licensing opportunities. However, we may not be able to acquire such additional high quality patents or, if acquired, we may not achieve material revenue or profit from such patents. Acquisitions of patent assets are competitive, time consuming, complex and costly to consummate. High quality patents with significant licensing opportunities are difficult to find and are often very competitive to acquire.  In addition, such acquisitions present material risks. Even if we acquire such additional patent assets, we may not be able to achieve significant licensing revenue or even generate sufficient revenue related to such patent assets to offset the acquisition costs and the legal fees and expenses which may be incurred to enforce, license or otherwise monetize such patents. In addition, we may not be able to enter into strategic relationships with third parties to license or otherwise monetize their intellectual property and, even if we consummate such strategic relationships, we may not achieve material revenue or profit from such relationships.

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

Our quarterly and annual operating and financial results, including our revenue, are difficult to predict and are likely to fluctuate significantly in future periods.

Our quarterly and annual operating and financial results are difficult to predict and may fluctuate significantly from period to period. In 2023, we had revenue of $2,601,000 and incurred a net loss of $1,457,000. In 2022, we had no revenue and incurred a net loss of $2,326,000. We had revenue of $36,029,000 and net income of $14,281,000 for 2021, as compared to revenue of $4,403,000 and a net loss of $1,709,000 for 2020. Accordingly, our revenue, net income and results of operations may widely fluctuate as a result of a variety of factors that are outside our control including the timing and our ability to achieve successful outcomes from current and future patent litigation, our ability and timing in consummating future license agreements for our intellectual property assets, the timing and extent of payments received by us from licensees, whether we will achieve a successful outcome of our investment in ILiAD, and the timing and our ability to achieve revenue from future strategic relationships.

In the future we could be classified as a Personal Holding Company resulting in a 20% tax on our PHC Income that we do not distribute to our shareholders.

The personal holding company (“PHC”) rules under the Internal Revenue Code impose a 20% tax on a PHC’s undistributed personal holding company income (“UPHCI”), which means, in general, taxable income subject to certain adjustments and reduced by certain distributions to shareholders. For a corporation to be classified as a PHC, it must satisfy two tests: (1) that more than 50% in value of its outstanding shares must be owned directly or indirectly by five or fewer individuals at any time during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the “Ownership Test”) and (2) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the “Income Test”). During the second half of 2023, based on available information concerning our shareholder ownership, we did not satisfy the Ownership Test. In addition, we did not satisfy the Income Test for 2023. Thus, we were not a PHC for 2023. However, we may be determined to be a PHC in the future.  If we were determined to be a PHC in 2024 or any future year, we would be subject to an additional 20% tax on our UPHCI. In such event, we may issue a special cash dividend to our shareholders in an amount equal to the UPHCI rather than incur the 20% tax.

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

Our dividend policy consists of semi-annual cash dividends of $0.05 per share ($0.10 per share annually) which have been paid in March and September of each year. We have paid such semi-annual dividends since our dividend policy was enacted in December 2016. At this time, we anticipate continuing to pay dividends consistent with our policy. However, our dividend policy undergoes a periodic review by our Board of Directors and is subject to change at any time depending upon our earnings, financial requirements and other factors existing at the time.  We may not be in a position to continue to pay dividends in the future.

Legislation, regulations, court rulings and actions by the USPTO have materially increased the risk and cost of enforcement of patents and may continue to do so in the future.

Legislation, regulations, court rulings and actions by the USPTO have materially increased the risk and cost of enforcing patents. U.S. patent laws were amended by the Leahy-Smith America Invents Act, referred to as the America Invents Act, which became effective on March 16, 2013. The America Invents Act included a number of significant changes to U.S. patent law. In general, it addressed issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, established new procedures for patent litigation and new administrative post-grant review procedures to challenge the patentability of issued patents outside of litigation, including Inter Partes Review (IPR) proceedings, which provide third parties a timely, cost effective alternative to district court litigation to challenge the validity of an issued patent. In addition, the America Invents Act changed the way that parties may be joined in patent infringement actions, and increased the likelihood that such actions will need to be brought against individual parties allegedly infringing by their respective individual actions or activities. The America Invents Act and its implementation also increased the uncertainties and costs surrounding the enforcement of patent rights, which have made it more difficult to successfully prosecute our patents.

The increasing development of artificial intelligence could materially impact our business.

Our patents are central to our business strategy of licensing our intellectual property rights or enforcing such rights against those that we believe are infringing. However, rapid advancements in the field of artificial intelligence (AI) and machine learning (ML) have the potential to disrupt our current business model in various ways. AI technologies are increasingly capable of developing solutions that either design around existing patents or create alternative technologies that may not infringe on our intellectual property. As AI evolves, it may accelerate the pace at which our patents become obsolete or irrelevant, reducing our ability to monetize our patent portfolio effectively. Furthermore, the proliferation of AI may lead to the emergence of new market participants with innovative solutions that challenge our patents' validity or enforceability. Such challenges could result in lengthy legal battles or the invalidation of our patents, thereby impacting our potential future revenue.

AI driven legal analytics tools can also empower potential infringers with sophisticated insights into the strengths and weaknesses of our patent claims, potentially reducing our leverage in litigation and licensing negotiations. The integration of AI technologies into the products and services of the companies we may assert claims against could also complicate infringement analyses and legal arguments, potentially affecting the outcomes of our enforcement actions. Investors are advised that our financial results could be adversely affected if we are unable to adapt to the rapid changes brought about by AI and ML technologies, and our ability to enforce our patent rights is consequently diminished.

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

We have pending litigations involving our Cox Patent Portfolio, Mirror Worlds Patent Portfolio (pending appeal to the Federal Circuit of dismissal of our Facebook (Meta Platforms, Inc.) litigation) and Remote Power Patent (see “Legal Proceedings” at pages 19 - 21 of this Annual Report). While we have contingent legal fee arrangements, or a contingency plus a fixed cash amount arrangement, with our patent litigation counsel in each litigation, we are responsible for all or a portion of the expenses which are anticipated to be material. In addition, the time and effort required of our management to effectively pursue these litigations is likely to be significant and it may adversely affect other business opportunities.

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

As of February 15 , 2024, our executive officers and directors beneficially owned 32% of our outstanding common stock. As a result, these stockholders may be able to exercise substantial control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership will limit other stockholders' ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities and related reserves, revenues, expenses, and income. Estimates, judgments, and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities, expenses, and income. Any such changes could have a material adverse effect on our business, financial condition, and operating results.

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

Our stock price may be volatile.

The market price of our common stock may be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including, but not limited to, the following:

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.       CYBERSECURITY

Based on our small size (two employees and two consultants), we rely extensively on information technology systems managed by third party major service providers to securely process, store and transmit our data to conduct business. Our employees and consultants utilize end point security tools, such as firewalls and anti-virus protection, to protect our data. We have recently implemented overall risk procedures which incorporate certain uniform processes. To date, we have not engaged any consultants, auditors or other third parties in connection with our risk management system or processes.

In connection with our use of third party services providers, we have certain processes in place to oversee and identify cybersecurity risks from threats and incidents. To date, we have not been materially impacted by risks from cybersecurity threats or incidents and we are not aware of cybersecurity threats or incidents that are reasonably likely to materially affect our business. However, there could be cybersecurity threats or incidents in the future that may adversely affect our business.

Our Executive Vice President oversees risks of cybersecurity threats and reports quarterly, and as necessary, to the Board of Directors, including promptly reporting any cybersecurity incidents that may pose a significant risk to us. Our Executive Vice President has over ten years of experience with developers of access management, network security and data protection solutions.

ITEM 2.          PROPERTIES

Our principal executive offices are located in New Canaan, Connecticut, where we lease approximately 2,000 square feet of office space at a base rent of $5,500 per month pursuant to a lease amendment, dated May 1, 2022, which term expires on April 30, 2025. On September 29, 2023, we exercised our early termination right under the lease to terminate the lease on December 31, 2023, which has been extended to March 31, 2024. We believe that our office facility is suitable and appropriate to support our current needs.

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

The litigations against Google and YouTube were subject to court ordered stays which were in effect from July 2, 2015 until January 2, 2019 as a result of proceedings then pending at the Patent Trial and Appeal Board (PTAB) and appeals to the U.S. District Court of Appeals for the Federal Circuit. Pursuant to a joint stipulation and order, entered on January 2, 2019, the parties agreed, among other things, that the stays with respect to the litigations were lifted. In January 2019, the two litigations against Google and YouTube were consolidated. Discovery is complete and the parties have each submitted summary judgment motions which are pending. A trial date has not yet been set.

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

On March 7, 2022, the District Court entered a ruling granting in part and denying in part a motion for summary judgment by Meta. In its ruling the Court (i) denied Meta’s motion that the asserted patents were invalid by concluding that all asserted claims were patent eligible under §101 of the Patent Act and (ii) granted summary judgment of non-infringement in favor of Meta and dismissed the case. We strongly disagree with the decision on non-infringement and on April 4, 2022, we filed an appeal to the U.S. Court of Appeals for the Federal Circuit. The appeal is pending.

Remote Power Patent Litigation

October-November 2022 Litigation

In October and November 2022, we initiated nine separate litigations against ten defendants for infringement of our Remote Power Patent seeking monetary damages based upon reasonable royalties, as follows: (i) on October 6, 2022, we initiated such litigation against Arista Networks, Inc., Fortinet, Inc., Honeywell International Inc. and Ubiquiti Inc. in the United States District Court, District of Delaware; (ii) on October 27, 2022, and November 3, 2022, we initiated such litigation against TP-Link USA Corporation and Hikvision USA, Inc. in the United States District Court for the Central District of California;(iii) on November 4, 2022, we initiated such litigation against Panasonic Holdings Corporation and Panasonic Corporation of North America in the United States District Court for the Eastern District of Texas (Marshall Division); and (iv) on November 8, 2022 and November 16, 2022, we initiated such litigation against Antaira Technologies, LLC and Dahua Technology USA in the United States District Court for the Central District of California.

During the year ended December 31, 2023, we entered into settlement agreements with Arista Networks, Inc., Antaira Technologies, LLC, Dahua Technology USA, Inc., Fortinet, Inc., Hikvision USA, Inc., Panasonic Holdings Corporation and TP-Link USA Corporation with respect to the above referenced litigations resulting in aggregate settlement payments to us of $2,601,000 and a conditional payment of $150,000. Our litigations against Ubiquity Inc and Honeywell International Inc. remain pending.

Netgear Litigation

On December 15, 2020, we filed a lawsuit against Netgear in the Supreme Court of the State of New York, County of New York, for breach of a Settlement and License Agreement, dated May 22, 2009, with us for Netgear’s failure to make royalty payments, and provide corresponding royalty reports to us based on sales of Netgear’s PoE products. On October 22, 2021, Netgear filed a Demand for Arbitration with the American Arbitration Association (“AAA”) seeking to arbitrate certain issues raised in the litigation in the Supreme Court, State of New York, County of New York. We have objected to jurisdiction at the AAA. On April 22, 2022, Netgear filed a counterclaim in the New York court action alleging that we breached the license agreement by not offering Netgear lower royalties. On September 22, 2022, the arbitration brought by Netgear was dismissed by the AAA on jurisdiction grounds. On August 27, 2023, the Court granted Netgear’s cross-motion for summary judgment and dismissed our claims and also denied our summary judgment motion with respect to Netgear’s counterclaim for breach of the license agreement. We appealed the court’s decision. On February 20, 2024, the Appellate Division, First Department, upheld the lower court decision dismissing our complaint and granted our motion to dismiss Netgear’s counterclaim that we breached the most favored license provision concerning two licensees, but said there was a triable issue of fact with respect to one licensee.

ITEM 4.          MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our common stock is listed for trading on the NYSE American exchange under the symbol “NTIP”. On March 1, 2024, the closing price for our common stock as reported on the NYSE American exchange was $2.15 per share. The number of record holders of our common stock was 37 as of March 1, 2024. In addition, we believe there were in excess of approximately 1,000 holders of our common stock in “street name” as of March 1, 2024.

Dividend Policy.  Our dividend policy consists of semi-annual cash dividends of $0.05 per share ($0.10 per share annually) which have been paid in March and September of each year.  On March 3, 2023, our Board of Directors declared a semi-annual cash dividend of $0.05 per share with a payment date of March 31, 2023 to all common shareholders of record as of March 15, 2023. On September 8, 2023, our Board of Directors declared a semi-annual cash dividend of $0.05 per share with a payment date of September 29, 2023 to all common shareholders of record as of September 19, 2023. On February 23, 2024, our Board of Directors declared a semi-annual cash dividend of $0.05 per share with a payment date of March 29, 2024 to all common shareholders of record as of March 15, 2024. At this time, we anticipate continuing to pay dividends consistent with our policy. However, our dividend policy undergoes a periodic review by our Board of Directors and is subject to change at any time depending upon our earnings, financial requirements and other factors existing at the time.

As of December 31, 2023, we accrued dividends of $99,000 for unvested restricted stock units with dividend equivalent rights.

Recent Issuances of Unregistered Securities. There were no unregistered sales of equity securities during the quarter ended December 31, 2023.

Stock Repurchases. On June 14, 2023, our Board of Directors authorized an extension and increase of the share repurchase program (“Share Repurchase Program”) to repurchase up to $5,000,000 of shares of our common stock over the subsequent 24 month period. The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in our discretion. The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors. The Share Repurchase Program may be increased, suspended or discontinued at any time.

During the months of October, November and December 2023, we repurchased common stock pursuant to our Share Repurchase Program as indicated below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares) that May Yet Be Purchased Under the Plans or Programs
October 1, 2023 to October 31, 2023	31,146	$2.22	31,146	$4,561,139
November 1, 2023 to November 30, 2023	77,087	$2.20	77,087	$4,391,365
December 1, 2023 to December 31, 2023	8,581	$2.17	8,581	$4,372,705
Total	116,814	$2.20	116,814

During the year ended December 31, 2023, we repurchased an aggregate of 428,132 shares of our common stock pursuant to our Share Repurchase Program at a cost of $955,182 (exclusive of commissions) or an average price per share of $ 2.23.

Since inception of our Share Repurchase Program (August 2011) to December 31, 2023, we repurchased an aggregate of 9,523,982 shares of our common stock at a cost of $18,712,916 (exclusive of commissions) or an average per share price of $1.94.

On December 29, 2023, we entered into a written trading plan( the “10b5-1 Plan”) under Rule 10b5-1 of the Securities Exchange Act of 1934 (the” Exchange Act”). Adopting a trading plan that satisfies the conditions of Rule 10b5-1 allows a company to repurchase its shares at times when it might otherwise be prevented from doing so due to self-imposed trading black-outs or pursuant to insider trading laws. Purchases under the 10b5-1 Plan may be made during the following periods: (1) beginning on January 9, 2024 until two trading days after we issue a press release announcing our financial results for the year ended December 31, 2023, and (2) beginning on April 1, 2024 until two trading days after we issue a press release announcing our financial results for the quarter ended March 31, 2024. Under the 10b5-1 Plan, our third party broker may purchase up to 1,000,000 shares of our common stock, subject to certain price, market, volume and timing constraints, in accordance with the terms of the plan and subject to Rule 10b5-1 and Rule 10b-18 of the Exchange Act.

Equity Compensation Plan Information

The following table summarizes share and exercise price information for our equity compensation plans as of December 31, 2023.

	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	587,500 (1)	$ — (2)	2,180,000 (3)

Equity compensation plans not approved by security holders	$ —	$ —	—

Total	587,500	$ —	2,180,000

_______________

(1)       Consists of shares issuable upon vesting of outstanding restricted stock units issued under the 2022 Stock Incentive Plan and the 2013 Stock Incentive Plan.

(2)       Does not take into account outstanding restricted stock units as these awards have no exercise price.

(3)       Represents shares of common stock reserved for issuance under our 2022 Stock Incentive Plan. We have discontinued issuing awards under our 2013 Stock Incentive Plan as a result of adoption of the 2022 Stock Incentive Plan.

Our 2022 Stock Incentive Plan (“2022 Plan”) provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock units (c) restricted stock, (d) stock appreciation rights, (e) unrestricted stock awards, (f) cash based awards, and (g) other stock-based awards. Awards under the 2022 Plan may be granted singly, in combination, or in tandem.  Subject to standard anti-dilution adjustments as provided in the 2022 Plan, the 2022 Plan provides for an aggregate of 2,300,000 shares of our common stock to be available for distribution pursuant to the 2022 Plan.  The Compensation Committee (or the Board of Directors) will generally have the authority to administer the 2022 Plan, determine participants who will be granted awards under the 2022 Plan, the size and types of awards, the terms and conditions of awards and the form and content of the award agreements representing awards. Awards under the 2022 Plan may be granted to our employees, directors and consultants. As of December 31, 2023, there were 75,000 shares issuable upon vesting of outstanding restricted stock units under our 2022 Plan and 512,500 shares issuable upon vesting outstanding restricted stock units under our 2013 Stock Incentive Plan (“2013 Plan”).

ITEM 6.          (RESERVED)

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the “Risk Factors” Section on pages 10 - 18 hereof.

OVERVIEW

Our principal business is the development, licensing and protection of our intellectual property assets. We presently own one hundred (100) U.S. patents and fifteen (15) foreign patents relating to: (i) our Cox Patent Portfolio relating to enabling technology for identifying media content on the Internet and taking further action to be performed after such identification; (ii) our M2M/IoT Patent Portfolio relating to, among other things, enabling technology for authenticating and using eSIM (embedded Subscriber Identification Module) technology in IoT, Machine-to-Machine and other mobile devices, including smartphones, tablets and computers, as well as automobiles; (iii) our HFT Patent Portfolio covering certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems where the difference between success and failure may be measured in nanoseconds; (iv) our Mirror Worlds Patent Portfolio relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; and (v) our Remote Power Patent covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras.

With respect to our one hundred (100) U.S. patents, fifty-four (54) of such patents have expired. However, we can assert expired patents against third parties but only for past damages up to the patent expiration date. We currently have pending litigation involving expired patents including our Remote Power Patent and certain patents within our Cox and Mirror Worlds Patent Portfolios (see Note K to our consolidated financial statements included herein). Our revenue is dependent upon our ability to achieve successful litigation outcomes.

At December 31, 2023, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $45,467,000 and working capital of $44,850,000. Based on our cash position, we review opportunities to acquire additional intellectual property as well as evaluate other strategic opportunities.

To date we have invested $7,000,000 in ILiAD, a clinical stage biotechnology company with an exclusive license to seventy(70) patents (see Note H to our consolidated financial statements included herein). Our investment continues to involve significant risk and the outcome is uncertain.

We have been dependent upon our Remote Power Patent for a significant portion of our revenue. Our Remote Power Patent has generated revenue in excess of $188,000,000 from May 2007 through December 31, 2023. We no longer receive licensing revenue for our Remote Power Patent for any period subsequent to March 7, 2020 (the expiration date of the patent). During the fourth quarter of 2022, we commenced nine separate litigations against ten defendants involving our Remote Power Patent for patent infringement for the period prior to March 7, 2020. During 2023, we entered into settlement agreements with eight of the defendants with respect to the aforementioned litigation resulting in aggregate settlement payments made to us of $2,601,000 and a future conditional payment of $150,000 (see Note K to our consolidated financial statements included herein). All of our revenue for 2023 was from these settlements involving our Remote Power Patent. If we are unable to successfully monetize our other patent portfolios or achieve a successful outcome of our investment in ILiAD, our business, financial condition and results of operations will be negatively impacted.

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

The significant components of expenses, when revenue is recorded, that may impact our net income (loss) relate to contingent legal fees and expenses related to our patent litigation (see Note I[1] to our consolidated financial statements included herein) and incentive compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note J[1] to our consolidated financial statements included herein). Both such components of expenses are based on a percentage of the revenue received by us as a result of litigation or otherwise.

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

In 2024, and future years we could be classified as a Personal Holding Company. If this is the case, we would be subject to a 20% tax on the amount of any undistributed personal holding company income (as defined) for such year that we do not distribute to our shareholders (see Note E to our consolidated financial statements included in this Annual Report).

Our current dividend policy consists of semi-annual cash dividends of $0.05 per share ($0.10 per share annually) which have been paid in March and September of each year. In 2023 and 2022, we paid semi-annual cash dividends in accordance with our dividend policy. At this time, we anticipate continuing to pay dividends consistent with our policy. However, our dividend policy undergoes a periodic review by our Board of Directors and is subject to change at any time depending upon our financial requirements, earnings and other factors existing at the time (see Note N to our consolidated financial statements included herein).

RESULTS OF OPERATIONS

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Revenue. We had revenue of $2,601,000 for the year ended December 31, 2023 (“2023”) as compared to no revenue for the year ended December 31, 2022 (“2022”). Our revenue for 2023 was from litigation settlements involving our Remote Power Patent (see Note K[4] to our consolidated financial statements included herein).

Operating Expenses. Operating expenses for 2023 were $4,836,000 as compared to $3,903,000 for 2022. The increase in operating expenses of $933,000 was primarily due to increases in costs of revenue of $874,000 related to contingent legal fees and incentive bonus compensation in connection with the litigation settlements and increases in general and administrative expenses of $111,000, offset somewhat by a reduction in amortization of patents of $50,000. We had costs of revenue of $874,000 and $-0- for 2023 and 2022, respectively. Included in the costs of revenue for 2023 were contingent legal fees of $744,000 and incentive bonus compensation of $130,000 payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note J[1] to our consolidated financial statements included herein).

General and administrative expenses were $2,889,000 for 2023 as compared to $2,778,000 for 2022. The increase in general and administrative expenses for 2023 was primarily due to an increase in state franchise taxes of $175,000 as well as increases in payroll taxes of $98,000 and NYSE American listing fees of $31,000. These increases were offset somewhat by reductions in office rent of $71,000 and employee benefits costs of $60,000.

Operating Loss. We had an operating loss of $2,235,000 for 2023 compared with an operating loss of $3,903,000 for 2022. The operating loss decrease of $1,668,000 was due to revenue of $2,601,000 from litigation settlements offset by increased operating expenses of $933,000.

Interest and Dividend Income. Interest and dividend income for 2023 was $1,868,000 as compared to interest and dividend income of $1,020,000 for 2022. The increase in interest and dividend income of $848,000 for 2023 was primarily due to higher yielding fixed income investments due to generally higher interest rates during 2023.

Gain on Equity Method Investment. For 2022, we recorded a gain on our equity method investment in ILiAD of $3,883,000, as compared to none for 2023, as a result of an observable price transaction relating to ILiAD’s private offering in August 2022( see Note H to our consolidated financial statements included herein).

Gain on Conversion of Note. For 2022, we recorded a gain on conversion of our ILiAD convertible note of $271,000, as compared to none for 2023, as a result of an observable price transaction relating to ILiAD’s private offering in August 2022( see Note H to our consolidated financial statements included herein).

Realized and Unrealized Loss on Marketable Securities. For 2023, we recorded realized and unrealized gains on marketable securities of $525,000 as compared to realized and unrealized losses on marketable securities of $1,351,000 in 2022, primarily due to the more favorable interest rate environment for fixed income securities in 2023 as compared to 2022.

Income Taxes. For 2023, we had a current tax expense for federal, state and local income taxes of $11,000 and a deferred tax benefit of $399,000. For 2022, we had no current income tax for federal, state and local income taxes and a deferred tax expense of $607,000. The net decrease in income tax expenses of $995,000 was primarily due to gains on our equity method investment and conversion of our ILiAD note in 2022 compared to no such transactions in 2023.

Share of Net Losses of Equity Method Investee. We recognized $2,003,000 of net losses during 2023 related to our equity share of ILiAD net losses, as compared to recognized net losses of $1,639,000 for 2022 (see Note H to our consolidated financial statements included herein). The increase in our equity share of the ILiAD net losses of $364,000 for 2023 includes an additional loss of $42,000 recorded on a one quarter lag basis as a result of audited financial information for 2022 received in 2023 from ILiAD (see Note B[2] to our consolidated financial statements included herein).

Net Loss. As a result of the foregoing, we realized a net loss of $1,457,000 or $0.06 per share basic and diluted for 2023 compared with a net loss of $2,326,000 or $0.10 per share basic and diluted for 2022. Our net loss for 2023 decreased by $869,000 compared to 2022 primarily due to increases in revenue of $2,601,000, interest and dividend income of $848,000, and realized and unrealized gains on investments of $1,876,000, as compared to gains in 2022 of $3,727,000 on our equity investment in ILiAD and $271,000 on conversion of our ILiAD note. These increases in 2023 of revenue and income items were offset by an increase in operating expenses of $933,000 and a reduction of income taxes of $995,000.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from revenue from licensing our patents. At December 31, 2023, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $45,467,000 and working capital of $44,850,000. Based on our current cash position, we believe that we will have sufficient cash to fund our operations for the next twelve months and the foreseeable future. Our patent infringement litigation or realization of our investment in ILiAD may result in a material increase in our liquidity and capital resources.

Working capital decreased by $2,509,000 at December 31,2023 to $44,850,000 as compared to working capital of $47,359,000 at December 31, 2022. The decrease in working capital in 2023 was primarily due to our operating loss of $2,235,000, cash dividends payments of $2,371,000 and share repurchases of $966,000. These uses of working capital were offset somewhat by interest and dividend income of $1,868,000 and realized and unrealized gains on investment of $525,000.

Net cash provided by (used in) operating activities for 2023 increased by $5,767,000 from $(5,436,000) for 2022 to $331,000 for 2023, primarily as a result of lower income taxes paid in 2023 of $2,722,000 and increased interest and dividend income of $1,868,000. Also, non-cash gains on equity method investment of $3,883,000 and on conversion of the ILiAD note of $271,000 represented uses of cash in 2022 compared to no such transactions in 2023.

Net cash provided by (used in) investing activities during 2023 increased by $28,808,000 to $6,537,000 as compared to $(22,271,000) for 2022, primarily as a result of a significant shift to investments in marketable securities in 2022 from investments in securities previously classified as cash and cash equivalents.

Net cash used in financing activities for 2023 and 2022 was $3,420,000 and $3,342,000, respectively. The increase of $78,000 primarily resulted from an increase in repurchases of treasury shares of $432,000 in 2023, offset by a reduction in the value of shares delivered to fund withholding taxes of $272,000.

We maintain our cash equivalents and marketable securities in money market funds, government securities, certificates of deposit and short-term fixed income securities. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

We do not have any long-term debt, capital lease obligations, purchase obligations or other long-term liabilities.

CRITICAL ACCOUNTING ESTIMATES

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statements that require estimation but are not deemed critical, as defined above.

For a detailed discussion of our significant accounting policies and related judgments, see Note B to our consolidated financial statements included herein.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required hereby are located on pages F-1 through F-24 which follow Part III.

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

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of the end of the period covered by this report.

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

(iii)      Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NAME	AGE	POSITION
Corey M. Horowitz	69	Chairman, Chief Executive Officer and Chairman of the Board of Directors
Jonathan E. Greene	62	Executive Vice President, Secretary and a Director
Robert M. Mahan	57	Chief Financial Officer
Emanuel R. Pearlman	63	Director
Niv Harizman	59	Director
Allison Hoffman	53	Director

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

Robert M. Mahan became our Chief Financial Officer in December 2022. Mr. Mahan currently serves as President of Management and Financial Services, Inc., a consulting firm that he founded in 2011 which provides general management, financial and operations consulting services to private and public companies. In March 2023, he also became and continues to serve as Chief Financial Officer of Back Office Staffing Solutions, LLC, a private company providing back office processing services for staffing firms. From May 2021 to February 2022, Mr. Mahan served as Interim Chief Financial Officer of Loft Orbital Solutions, Inc., a space infrastructure company that designs, launches and operates low earth orbit satellites. From April 2019 to May 2021, he served as the Interim Chief Financial Officer of XWELL, Inc., formerly XpresSpa Group, Inc., (NASDAQ: XWEL),a global health and wellness holding company operating XpresCheck®, XpresSpa®, and Treat™ locations in airports. From November 2016 through April 2019, Mr. Mahan served as the Chief Financial Officer of SkyBell Technologies, Inc., a company engaged in the video doorbell and smart home industry. Mr. Mahan began his career in the audit practice of PricewaterhouseCoopers from 1989 through 1992 and as a Controller/Division Chief Financial Officer of Tommy Hilfiger USA, Inc. from 1992 – 2001.

Emanuel R. Pearlman has been a member of our Board of Directors since January 2012, and also serves as Chairman of our Audit Committee and a member of our Nominating and Corporate Governance Committee. Mr. Pearlman currently serves as the Chairman and Chief Executive Officer of Liberation Investment Group, a New York based investment management and financial consulting firm, which he founded in January 2003. From March 2023 to July 2023, Mr. Pearlman was a member of the Board of Directors of QualTek Services Inc. (NASDAQ:QTEK), a turnkey provider of infrastructure services to North American 5G wireless, telecom, power grid modernization and renewable energy sectors, which became a private company in July 2023. Mr. Pearlman also served as a member of the Special Committee of the Board to review and approve strategic and financial alternatives. In March 2023, Mr. Pearlman also became a member of the Board of Directors of MidCap Financial Investment Corporation (NASDAQ:MFIC), a closed-end externally managed, non-diversified management investment company that has elected to be treated as a business development company. Mr. Pearlman also serves on the Audit, Nominating and Corporate Governance, and Compensation Committee of MidCap Financial Investment Corp. In February 2023, Mr. Pearlman became a member of the Board of Directors of Diebold Nixdorf, Inc.(NYSE: DBD), a multinational financial and retail technology company, and serves as a member of its Finance Committee and the People and Compensation Committee. From March 2022 to April 2022, he was a member of the Board of Directors and Chair of the Strategic Review Committee of Red Box Entertainment, Inc. (NASDAQ:RDBX), an entertainment company that provides consumers access to a large variety of content across digital and physical media. From October 2020 to September 2021, Mr. Pearlman was a member of the Board of Directors of Atlas Crest Investment Corp. (NYSE:ACIC) and during the period February 2021 until June 2022, he served on the Board of Directors of Atlas Crest Investment Corp. II (NYSE:ACII), each entity was a special purpose acquisition company (SPAC). Mr. Pearlman served as Chairman of the Audit Committee and a member of the Compensation Committee and Nomination & Governance Committee of Atlas Crest Investment Corp. until September 2021 and held the same committee positions for Atlas Crest Investment Corp. II until June 2022. Mr. Pearlman served as Executive Chairman of Empire Resorts, Inc. (NASDAQ:NYNY) from June 2016 until November 2019, served as Non-Executive Chairman of the Board from September 2010 through May 2016, and served on the Board of Directors from May 2010 to November 2019. Mr. Pearlman was a member of the Board of Directors of CEVA Logistics, AG (SIX:CEVA) from May 2018 until October 2019 and served on its Audit Committee from May 2018 through October 2019 and its Nomination and Governance Committee from May 2018 through May 2019. We believe Mr. Pearlman’s qualifications to serve on our Board include his significant investment and financial experience and expertise combined with his Board experience.

Niv Harizman has been a member of our Board of Directors since December 2012 and serves as Chair of our Nominating and Corporate Governance Committee and a member of our Compensation Committee. Mr. Harizman is a Managing Member of Tyto Capital Partners LLC, a private investment firm specializing in debt and equity investments in middle market companies and special situations, a position he has held since August 2010. Since March 2010, Mr. Harizman has also been the Managing Member of NHK Partners LLC, an entity that makes private investments and provides consulting services. Since November 2013, Mr. Harizman has been affiliated with Riverside Management Group, a merchant banking firm, and BCW Securities LLC, its affiliated broker-dealer. Mr. Harizman previously held senior investment banking positions at Credit Suisse First Boston LLC, Deutsche Bank and BT AlexBrown Incorporated. We believe Mr. Harizman’s qualifications to serve on our Board include his significant investment and financial transactional experience and expertise.

Allison Hoffman has been a member of our Board of Directors since December 2012 and serves as Chair of our Compensation Committee and a member of our Audit Committee. Since August 2020, Ms. Hoffman has served as General Counsel of Phreesia, Inc. (NYSE:PHR), a leading provider of software solutions that healthcare organizations use to manage the patient intake process. From January 2016 until August 2020, Ms. Hoffman served as Chief Legal Officer and Chief Administrative Officer at Intersection Parent, Inc., an urban experience company that utilizes technology to make cities better, including bringing free Wi-Fi throughout New York City. We believe that Ms. Hoffman’s qualifications to serve on our Board include her extensive legal background and transactional experience.

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

Compensation Committee

The Compensation Committee consists of Allison Hoffman (Chair) and Niv Harizman. The Compensation Committee is appointed by our Board of Directors to assist the Board in carrying out its responsibilities relating to the compensation of our executive officers and directors.  The Committee has overall responsibility for evaluating and approving the officer and director compensation plans, policies and our programs.

Nominating and Corporate Governance Committee

Our Board has a Nominating and Corporate Governance Committee consisting of Niv Harizman (Chair) and Emanuel Pearlman.  The Nominating and Corporate Governance Committee is responsible for, among other things, developing and recommending to the Board a set of corporate governance policies for the Company, establishing criteria for selecting new directors, and identifying, screening and recruiting new directors. The Committee also recommends to the Board nominees for directors and recommends directors for committee membership to the Board.

Strategic Development Committee

We also have a Strategic Development Committee to assist our Chairman and Chief Executive Officer in strategic development and planning of our business relating to identifying potential strategic partners, the acquisition of new IP and other strategic opportunities.  The Committee also assists in capital markets related activities. Niv Harizman is the sole member of the Strategic Development Committee.

Code of Ethics

We have adopted a Code of Ethics that applies to our executive officers, directors and employees. Copies of the Code of Ethics may be obtained, without charge, upon written request addressed to: Network-1 Technologies, Inc., 65 Locust Avenue, Third Floor, New Canaan, Connecticut 06840, Attn: Chief Executive Officer.

Insider Trading Policies and Procedures

We have adopted insider trading policies and procedures governing the purchase, sale and/or other disposition of our securities by directors, officers, employees and consultants(who have access to material non-public information) or us, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. Under this policy, all of our officers, employees, non-employee directors and consultants who are in possession of material non- public information are prohibited from trading in the Company’s securities, except for trades made pursuant to plans approved by our compliance officer and counsel in accordance the insider trading policy that are intended to comply with Rule 10b5-1 under the Exchange Act.

ITEM 11.       EXECUTIVE COMPENSATION

The following table summarizes compensation for the years ended December 31, 2023 and December 31, 2022, awarded to, earned by or paid to our Chief Executive Officer (“CEO”) and to each of our executive officers who received total compensation in excess of $100,000 for the year ended December 31, 2023 for services rendered in all capacities to us (collectively, the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards($)(3)		All Other Compensation($)(1)		Total($)
Corey M. Horowitz	2023	$545,572	$305,000	(2)	$—		$53,500	(4)	$904,072
Chairman and Chief Executive Officer	2022	$535,000	$175,000	(2)	$1,102,940		$109,675	(4)	$1,922,615

Robert Mahan	2023	$175,000	$—		$115,000	(5)	$—		$290,000
Chief Financial Officer

Jonathan Greene	2023	$200,000	$25,000		$33,900		$30,409	(6)	$289,309
Executive Vice President	2022	$200,000	$25,000		$41,100		$20,419	(6)	$286,519

_____________________________

(1) We have concluded that the aggregate amount of perquisites and other personal benefits paid in 2023 and 2022 to either Mr. Horowitz, Mr. Mahan or Mr. Greene did not exceed $10,000.

(2) Mr. Horowitz received the following cash incentive bonus payments for 2023: (i) an annual discretionary bonus of $175,000 and (ii) incentive bonus compensation of $130,000 pursuant to his employment agreement (see “Employment Agreements – Termination of Employment Agreement and Change in Control Arrangements” below). Mr. Horowitz received for 2022 an annual discretionary bonus of $175,000.

(3) The amounts in this column represent the aggregate grant date fair value of restricted stock unit awards granted to the Named Executive Officers computed in accordance with FASB ASC Topic 718. In accordance with SEC rules, the grant date fair value of an award that is subject to a performance condition is based on the probable outcome of the performance condition. See Note B[10] to our consolidated financial statements included in this Annual Report for a discussion of the assumptions made by the Company in determining the grant date fair value.

(4) Includes 401(k) matching funds contributions by the Company and profit sharing under the Company's 401(k) Plan for the benefit of Mr. Horowitz of $ 43,500 for 2023 and $40,500 for 2022, respectively. Also includes dividends (dividend equivalent rights) earned or paid upon vesting of restricted stock units owned by Mr. Horowitz in 2023 of $10,000 and $69,175 in 2022.

(5) Mr. Mahan became Chief Financial Officer of the Company on December 21, 2022.

(6) Includes 401(k) matching funds contributions by the Company and profit sharing under the Company's 401(k) Plan for the benefit of Mr. Greene of $29,659 for 2023 and $20,419 for 2022. Also includes dividend (dividend equivalent rights) earned upon vesting of restricted stock units owned by Mr. Greene in 2023 of $750.

Narrative Disclosure to Summary Compensation Table

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

On March 22, 2022, we entered into a new employment agreement (“Agreement”) with Corey M. Horowitz, our Chairman and Chief Executive Officer, pursuant to which he continues to serve as our Chairman and Chief Executive Officer for a four year term (“Term”), at an annual base salary of $535,000 subject to increases of 3% per annum during the Term. The Agreement established an annual target bonus of $175,000 for our Chairman and Chief Executive Officer based upon performance. For the year ended December 31, 2023 and 2022, our Chairman and Chief Executive Officer received an annual discretionary bonus of $175,000.

In addition, pursuant to the Agreement, we granted to our Chairman and Chief Executive Officer, under our 2013 Plan, 600,000 restricted stock units (the “RSUs”, each RSU awarded by us to our officers, directors and consultants represents a contingent right to receive one share of our common stock) which terms provided for vesting in four tranches, as follows: (1) 175,000 RSUs vested 100,000 RSUs on March 22, 2023 and 75,000 RSUs will vest on March 22,2024,subject to Mr. Horowitz’s continued employment by us through each such vesting date (the “Employment Condition”) (“Tranche 1”); (2) 150,000 RSUs shall vest if at any time during the Term our common stock achieves a closing price for twenty (20) consecutive trading days (“Closing Price”) of a minimum of $3.50 per share (subject to adjustment for stock splits) and the Employment Condition is satisfied through the date such minimum per share Closing Price is achieved (“Tranche 2”); (3) 150,000 RSUs shall vest if at any time during the Term our common stock achieves a Closing Price of a minimum of $4.00 per share (subject to adjustment for stock splits) and the Employment Condition is satisfied through the date such minimum per share Closing Price is achieved (“Tranche 3”); and (4) 125,000 RSUs shall vest if at any time during the Term, our common stock achieves a Closing Price of a minimum of $4.50 per share (subject to adjustment for stock splits) and the Employment Condition is satisfied through the date such minimum per share Closing Price is achieved (“Tranche 4”).  In the event of a Change of Control (as defined), Termination Other Than for Cause (as defined) or a termination by Mr. Horowitz for Good Reason (as defined) in each case prior to the last day of the Term, the vesting of all RSUs (Tranches 1, 2, 3 and 4) shall accelerate (and not be subject to any conditions) and all RSUs shall become immediately fully vested. All RSUs granted by us to our officers, directors or consultants have dividend equivalent rights.

Under the terms of the Agreement, so long as Mr. Horowitz continues to serve as an executive officer of the Company, whether pursuant to the Agreement or otherwise, Mr. Horowitz shall also receive incentive compensation in an amount equal to 5% of our gross royalties or other payments from Licensing Activities (as defined) (without deduction of legal fees or any other expenses) with respect to our Remote Power Patent and a 10% net interest (gross royalties and other payments after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of our royalties and other payments relating to Licensing Activities with respect to patents other than our Remote Power Patent (including all of our existing patent portfolios and our investment in ILiAD) (collectively, the “Incentive Compensation”). During the year ended December 31, 2023 and December 31, 2022, Mr. Horowitz earned Incentive Compensation of $130,000 and $-0-, respectively.

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

Jonathan Greene serves as our Executive Vice President and Secretary on an at-will basis at an annual base salary of $200,000. Mr. Greene received a discretionary annual bonus of $25,000 for each of 2023 and 2022. On January 8, 2024, Mr. Greene was granted 15,000 RSUs under the 2022 Plan, 50% of such RSUs vested on the one year anniversary of the date of grant (January 8, 2025) and 50% of such RSUs vested on the two year anniversary of the grant (January 8, 2026). On January 24, 2023, Mr. Greene was granted 15,000 RSUs under the 2022 Plan, 50% of such RSUs vested on the one year anniversary of the date of grant (January 24, 2023) and 50% of such RSUs vested on the two year anniversary of the grant (January 24, 2024).

Robert Mahan serves as our Chief Financial Officer since December 21, 2022 on a consulting basis at an annual compensation of $175,000. On September 8, 2023, Mr. Mahan was granted 50,000 RSUs under the 2022 Plan, 50% of such RSUs vest on the one year anniversary of the grant (September 8, 2024) and 50% of the RSUs vest on the two year anniversary date of grant (September 8, 2025).

Profit Sharing 401(k) Plan

We offer all employees who have completed a year of service (as defined) participation in a 401(k) retirement savings plan, which provides a tax-advantaged method of saving for retirement. We expensed matching contributions and profit sharing of $73,159 and $78,194 under the 401(k) plan for the years ended December 31, 2023 and 2022, respectively.

Director Compensation

In 2023, we compensated each non-management director of our Company by granting to each such outside director 15,000 RSUs. The RSUs vested in equal amounts of 3,750 RSUs on each of March 15, 2023, June 15, 2023, September 15, 2023 and December 15, 2023. In addition, we pay our non-management directors cash director fees of $40,000 per annum ($10,000 per quarter). Non-management directors also receive additional cash compensation on an annual basis for serving on the following Board committees: The Audit Committee Chairperson receives $7,500 and members receive $5,000; the Chairperson and members of each of the Compensation Committee and Nominating and Corporate Governance Committee receive annual fees of $3,750 and $2,500, respectively.

The following table sets forth the compensation awarded to, earned by or paid to all persons who served as members of our Board of Directors (other than our Named Executive Officers) during the year ended December 31, 2023. No director who is also a Named Executive Officer received any compensation for services as a director in 2023.

Name	Fees earned or paid in cash ($)(1)	Stock Awards ($)(2) (3)	All other compensation ($)(4)	Total ($)
Emanuel Pearlman	$50,000	$33,750	$ 1,125	$ 84,875
Niv Harizman	$46,250	$33,750	$ 1,125	$ 81,125
Allison Hoffman	$48,750	$33,750	$ 1,125	$ 83,625

___________________________

(1)	Represents directors’ fees payable in cash to each non-management director of $10,000 per quarter ($40,000 per annum) for 2023 plus additional cash fees for serving on Board committees as disclosed above.
(2)	The amounts included in this column represent the grant date fair value of restricted stock unit awards (RSUs) granted to directors, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions see Note B[10] to our consolidated financial statements included in this Annual Report. The 15,000 RSUs granted to each non-management director vested on a quarterly basis beginning March 15, 2023. Each RSU represents a contingent right to receive one share of common stock.
(3)	As of December 31, 2023, no stock options were owned by any of the above listed directors.
(4)	Includes dividends (dividend equivalent rights) earned upon vesting of RSUs in 2023.

Outstanding Equity Awards at December 31, 2023

The following table sets forth information relating to outstanding equity awards consisting of unvested restricted stock units for each Named Executive Officer as of December 31, 2023 (there were no outstanding stock options):

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market value of unearned shares, units or other rights that have not vested(1) ($)
	Exercisable	Unexercisable
Corey M. Horowitz Chairman and CEO	—	—	—	—	500,000(2)	$1,090,000
Robert M. Mahan Chief Financial Officer	—	—	—	—	50,000(3)	$ 109,000
Jonathan Greene Executive Vice President	—	—	—	—	22,500(4)	$ 49,050

________________________________

(1)	In accordance with SEC rules, market value is based on $2.18 per share representing the closing price of our common stock on the last trading day of the year.
(2)	Represents 500,000 unvested restricted stock units, the terms of the vesting of such restricted stock units are disclosed on page 40 under “Employment Agreements - Termination of Employment and Change-In-Control Arrangements.”
(3)	Represents 50,000 unvested restricted stock units, of which 25,000 restricted stock units vest on September 8, 2024 and 25,000 restricted stock units vest on September 8, 2025, subject to Mr. Mahan’s continued engagement.
(4)	Represents 22,500 unvested restricted stock units, of which (i) 7,500 restricted stock units vested on January 18, 2024, (ii) 7,500 restricted stock units vested on January 24, 2024, and (iii) 7,500 restricted stock units will vest on January 24, 2025, subject to Mr. Greene’s continued employment.

Policies and Procedures for Equity Grant Awards/ Material Non- Public Information

Under our equity award policy, the Compensation Committee generally grants equity awards to our executive officers, directors on an annual basis with the exception of our Chairman and Chief Executive Officer who typically receives awards at the time of renewal of his employment agreement. For a number of years, we have awarded restricted stock units to our executive officers, directors and consultants and have not awarded stock options. In the event that the Compensation Committee were to make awards of stock options in the future, it will take into account material non-public information when determining the timing and terms of such option awards by generally making such awards on an annual basis on a pre-determined schedule. We do not time the disclosure of material non-public information for the purpose of affecting executive compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of February 15, 2024 for (i) each of our directors, (ii) each of our executive officers, (iii) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, and (iv) all of our executive officers and directors as a group.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)(2)	PERCENTAGE OF COMMON STOCK BENEFICIALLY OWNED(2)
Executive Officers and Directors: Corey M. Horowitz(3)	6,895,942	29.2%
CMH Capital Management Corp.(4)	2,291,372	9.7%
Niv Harizman(5)	305,985	1.3%
Emanuel Pearlman(6)	132,059	*
Jonathan E. Greene(7)	103,597	*
Allison Hoffman(8)	94,311	*
Robert Mahan(9)	—	—
All officers and directors as a group (6 Persons)	7,531,894	32%
5% Stockholders:
Steven D. Heinemann(10)	1,941,696	8.2%
Goose Hill Capital LLC(11)	1,356,563	5.8%
Clayton Partners LLC(12)	1,435,200	6.1%

_____________________________________

*Less than 1%.

(1)	Unless otherwise indicated, we believe that all persons named in the above table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. Unless otherwise indicated the address for each listed beneficial owner is c/o Network-1 Technologies, Inc., 65 Locust Avenue, Third Floor, New Canaan, Connecticut 06840.

(2)	A person is deemed to be the beneficial owner of shares of common stock that can be acquired by such person within 60 days from February 15, 2024 upon the exercise of stock options, vesting of restricted stock units or the conversion of other convertible securities within such 60 day period. Each beneficial owner's percentage ownership is determined by assuming that all stock options and restricted stock units held by such person (but not those held by any other person) and which are exercisable or vest within 60 days from February 15, 2024 have been exercised or vested. Assumes a base of 23,552,564 shares of our common stock outstanding as of February 15, 2024.
(3)	Includes (i) 4,007,559 shares of common stock owned by Mr. Horowitz, (ii) 75,000 shares of common stock subject to restricted stock units that vest within 60 days of February 15, 2024 (iii) 2,157,097 shares of common stock held by CMH Capital Management Corp., an entity solely owned by Mr. Horowitz, (iv) 134,275 shares of common stock owned by the CMH Capital Management Corp. Profit Sharing Plan, of which Mr. Horowitz is the trustee, (v) 67,470 shares of common stock owned by Donna Slavitt, the wife of Mr. Horowitz, (vi) an aggregate of 452,250 shares of common stock held by two trusts and a custodian account for the benefit of Mr. Horowitz’s three children, and (vii) 2,291 shares of common stock held by Horowitz Partners, a general partnership of which Mr. Horowitz is a partner. Does not include 425,000 restricted stock units owned by Mr. Horowitz that do not vest within 60 days of February 15,2024.
(4)	Includes 2,157,097 shares of common stock owned by CMH Capital Management Corp. and 134,275 shares of common stock owned by CMH Capital Management Corp. Profit Sharing Plan. Corey M. Horowitz, by virtue of being the sole officer, director and shareholder of CMH Capital Management Corp. and the trustee of the CMH Capital Management Corp. Profit Sharing Plan, has the sole power to vote and dispose of the shares of common stock owned by CMH Capital Management Corp. and the CMH Capital Management Corp. Profit Sharing Plan.
(5)	Includes (i) 302,235 shares of common stock and (ii) 3,750 shares of common stock subject to restricted stock units that vest within 60 days of February 15, 2024. Does not include 11,250 shares of common stock subject to restricted stock units owned by Mr. Harizman that do not vest within 60 days from February 15, 2024.
(6)	Includes (i) 128,309 shares of common stock and (ii) 3,750 shares of common stock subject to restricted stock units that vest within 60 days of February 15,2024. Does not include 11,250 shares of common stock subject to restricted stock units owned by Mr. Pearlman that do not vest within 60 days from February 15, 2024.
(7)	Includes 103,597 shares of common stock. Does not include 22,500 shares of common stock subject to restricted stock units owned by Mr. Greene that do not vest within 60 days from February 15, 2024.
(8)	Includes (i) 90,561 shares of common stock and (ii) 3,750 shares of common stock subject to restricted stock units that vest within 60 days of February 15, 2024. Does not include 11,250 shares of common stock subject to restricted stock units owned by Ms. Hoffman that do not vest within 60 days from February 15, 2024.

(9)	Does not include 50,000 shares of common stock subject to restricted stock units owned by Mr. Mahan that do not vest within 60 days of February 15, 2024.
(10)	Includes 585,133 shares of common stock owned by Mr. Heinemann and 1,356,563 shares of common stock owned by Goose Hill Capital LLC. Goose Hill Capital LLC is a limited liability company of which Mr. Heinemann is the sole member. Mr. Heinemann, by virtue of being the sole member of Goose Hill Capital LLC, has the sole power to vote and dispose of the shares of common stock owned by Goose Hill Capital LLC. The aforementioned beneficial ownership is based upon Amendment No. 11 to Schedule 13G filed by Mr. Heinemann with the SEC on January 29, 2024. The address for Mr. Heinemann is c/o Goose Hill Capital, LLC, 12378 Indian Road, North Palm Beach, Florida 33408.
(11)	Includes 1,356,563 shares of common stock. Steven D. Heinemann, by virtue of being the sole member of Goose Hill Capital LLC, has the sole power to vote and dispose of the shares of common stock owned by Goose Hill Capital LLC. The aforementioned beneficial ownership is based upon Amendment No. 11 to Schedule 13G filed by Mr. Heinemann with the SEC on January 29, 2024. The address for Goose Hill Capital LLC is 12378 Indian Road, North Palm Beach, Florida 33408.
(12)	Includes 1,435,200 shares of common stock owned by Clayton Partners LLC based upon Amendment No.1 Schedule 13G filed by Clayton Partners LLC with the SEC on February 13, 2024. The address for Clayton Partners is 3160 College Avenue, Suite 203, Berkeley, California 94705.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Marcum LLP, our independent registered public accounting firm as of October 11, 2022, billed us aggregate fees of $156,000 for the year ended December 31, 2023, for the audit of our annual financial statements, review of our financial statements included in our Form 10-Qs and for other services in connection with statutory or regulatory filings. Marcum LLP billed us aggregate fees of $103,200 for the year ended December 31, 2022 for the audit of our financial statements for 2022, review of our financial statements included in our Form 10-Q for the three months ended September 30, 2022 and for other services in connection with statutory and regulatory filings. Certain assets of our prior independent registered public accounting firm, Friedman LLP (“Friedman”), were acquired by Marcum LLP effective September 1, 2022. Friedman, our independent registered public accounting firm until October 11, 2022, billed us aggregate fees of $48,832 for the year ended December 31, 2022 for review of our financial statements included in our Form 10-Qs for the three months ended March 31, 2022 and June 30,2022 and for other services in connection with statutory and regulatory filings.

Tax Fees and Other Fees

Marcum LLP provided various tax and compliance services for which it billed us $2,500 and $30,320 for the years ended December 31, 2023 and 2022. Friedman LLP provided various tax and compliance services for which it billed us $3,271 for the year ended December 31, 2022 which included preparation of our tax returns. Marcum LLP and Friedman LLP did not render any other professional services other than those discussed above for 2023 and 2022.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Network-1 Technologies, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, New York
March 8, 2024

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
ASSETS:

CURRENT ASSETS:
Cash and cash equivalents	$16,896,000	$13,448,000
Marketable securities, at fair value	28,571,000	34,991,000
Prepaid taxes	—	177,000
Other current assets	206,000	348,000

Total Current Assets	45,673,000	48,964,000

OTHER ASSETS:
Patents, net of accumulated amortization	1,326,000	1,592,000
Equity investment	5,249,000	7,252,000
Operating leases right of use asset	16,000	161,000
Security deposits	13,000	—

Total Other Assets	6,604,000	9,005,000

TOTAL ASSETS	$52,277,000	$57,969,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:

CURRENT LIABILITIES:
Accounts payable	$125,000	$507,000
Income taxes payable	—	115,000
Accrued payroll	378,000	317,000
Other accrued expenses	297,000	587,000
Operating lease obligations, current	23,000	79,000

Total Current Liabilities	823,000	1,605,000

LONG TERM LIABILITIES:
Deferred tax liability	762,000	1,161,000
Operating lease obligation, non-current	—	94,000

TOTAL LIABILITIES	$1,585,000	$2,860,000

COMMITMENTS AND CONTINGENCIES (See Note I)

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value; authorized 10,000,000 shares; none issued and outstanding at December 31, 2023 and December 31, 2022	$—	$—

Common stock, $0.01 par value; authorized 50,000,000 shares; 23,553,908 and 23,863,639 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	235,000	239,000

Additional paid-in capital	67,446,000	66,939,000
Accumulated deficit	(16,989,000)	(12,055,000)
Accumulated other comprehensive loss	—	(14,000)

TOTAL STOCKHOLDERS’ EQUITY	50,692,000	55,109,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,277,000	$57,969,000

The accompanying notes are an integral part of the consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2023	2022
REVENUE	$2,601,000	$—

OPERATING EXPENSES:
Costs of revenue	874,000	—
Professional fees and related costs	807,000	809,000
General and administrative	2,889,000	2,778,000
Amortization of patents	266,000	316,000

TOTAL OPERATING EXPENSES	4,836,000	3,903,000

OPERATING LOSS	(2,235,000)	(3,903,000)

OTHER INCOME
Interest and dividend income, net	1,868,000	1,020,000
Gain on conversion of note	—	271,000
Gain on equity method investment	—	3,883,000
Net realized and unrealized gain (loss) on marketable securities	525,000	(1,351,000)
Total other income, net	2,393,000	3,823,000

INCOME (LOSS) BEFORE INCOME TAXES AND SHARE OF NET LOSSES OF EQUITY METHOD INVESTEE	158,000	(80,000)

INCOME TAXES PROVISION:
Current	11,000	—
Deferred taxes, net	(399,000)	607,000
Total income taxes (benefit) expense	(388,000)	607,000

INCOME (LOSS) BEFORE SHARE OF NET LOSSES OF EQUITY METHOD INVESTEE:	546,000	(687,000)

SHARE OF NET LOSSES OF EQUITY METHOD INVESTEE	(2,003,000)	(1,639,000)

NET LOSS	$(1,457,000)	$(2,326,000)

Net Loss Per Share:
Basic	$(0.06)	$(0.10)
Diluted	$(0.06)	$(0.10)

Weighted average common shares outstanding:
Basic	23,791,287	23,825,917
Diluted	23,791,287	23,825,917

Cash dividends declared per share	$0.10	$0.10

NET LOSS	$(1,457,000)	$(2,326,000)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding gain (loss) on corporate bonds and notes arising during the year, net of tax	14,000	(2,000)

COMPREHENSIVE LOSS	$(1,443,000)	$(2,328,000)

The accompanying notes are an integral part of the consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

						Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance – January 1, 2022	23,792,212	$238,000	$66,361,000	$(6,428,000)	$(12,000)	$60,159,000
Dividends and dividend equivalents declared	—	—	—	(2,418,000)	—	(2,418,000)
Stock-based compensation	—	—	585,000	—	—	585,000
Vesting of restricted stock units	182,500	2,000	(2,000)	—	—	—
Cashless exercise of stock options	500,000	5,000	(5,000)	—	—	—
Value of shares delivered to pay exercise price and withholding taxes	(382,543)	(3,000)	—	(352,000)	—	(355,000)
Treasury stock purchased and retired	(228,530)	(3,000)	—	(531,000)	—	(534,000)
Net unrealized loss on corporate bonds and notes	—	—	—	—	(2,000)	(2,000)
Net loss	—	—	—	(2,326,000)	—	(2,326,000)
Balance – December 31, 2022	23,863,639	$239,000	$66,939,000	$(12,055,000)	$(14,000)	$55,109,000
Dividends and dividend equivalents declared	—	—	—	(2,433,000)	—	(2,433,000)
Stock-based compensation	—	—	508,000	—	—	508,000
Vesting of restricted stock units	157,500	1,000	(1,000)	—	—	—
Value of shares delivered to pay withholding taxes	(39,099)	—	—	(83,000)	—	(83,000)
Treasury stock purchased and retired	(428,132)	(5,000)	—	(961,000)	—	(966,000)
Realized gain on corporate bonds	—	—	—	—	14,000	14,000
Net loss	—	—	—	(1,457,000)	—	(1,457,000)
Balance – December 31, 2023	23,553,908	$235,000	$67,446,000	$(16,989,000)	—	$50,692,000

The accompanying notes are an integral part of the consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,457,000)	$(2,326,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of patents	266,000	316,000
Stock-based compensation	508,000	585,000
Loss allocated from equity investment	2,003,000	1,639,000
Deferred tax (benefit) expense	(399,000)	607,000
Amortization of right of use asset, net	65,000	43,000
Gain on equity method investment	—	(3,883,000)
Accrued interest on convertible note	—	(86,000)
Gain on conversion of note	—	(271,000)
Unrealized (gain) loss on marketable securities	(103,000)	880,000

Changes in operating assets and liabilities:
Other current assets	142,000	(208,000)
Prepaid taxes	177,000	(167,000)
Accounts payable	(382,000)	48,000
Income taxes payable	(115,000)	(2,837,000)
Security deposit	(13,000)	13,000
Operating lease obligations	(70,000)	(31,000)
Accrued expenses	(291,000)	242,000

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	331,000	(5,436,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities	53,521,000	13,156,000
Purchases of marketable securities	(46,984,000)	(33,903,000)
Development of patents	—	(524,000)
Equity Investment	—	(1,000,000)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	6,537,000	(22,271,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,371,000)	(2,453,000)
Value of shares delivered to fund withholding taxes	(83,000)	(355,000)
Repurchases of common stock, inclusive of commissions	(966,000)	(534,000)

NET CASH USED IN FINANCING ACTIVITIES	(3,420,000)	(3,342,000)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	3,448,000	(31,049,000)

CASH AND CASH EQUIVALENTS, beginning of year	13,448,000	44,497,000

CASH AND CASH EQUIVALENTS, end of year	$16,896,000	$13,448,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the years for:
Interest	$—	$—
Income taxes	$65,000	$3,004,000

NON-CASH FINANCING ACTIVITY
Accrued dividend rights on restricted stock units	$65,000	$37,000
Modification of right-of-use asset	$80,000	$204,000
Conversion of note receivable	$—	$1,086,000

The accompanying notes are an integral part of the consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

Note A – Business

Network-1 Technologies, Inc. (the “Company”) is engaged in the development, licensing and protection of its intellectual property assets. The Company presently owns one hundred (100) U.S. patents, fifty-four (54) of such patents have expired, and fifteen (15) foreign patents related to (i) the Cox patent portfolio (the “Cox Patent Portfolio) relating to enabling technology for identifying media content on the Internet and taking further actions to be performed after such identification; (ii) the M2M/IoT patent portfolio (the “M2M/IoT Patent Portfolio”) relating to, among other things, enabling technology for authenticating and using eSIM (embedded Subscriber Identification Module) technology in IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers, and automobiles; (iii) the HFT patent portfolio (the “HFT Patent Portfolio”) covering certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems where the difference between success and failure may be measured in nanoseconds; (iv) the Mirror Worlds patent portfolio (the “Mirror Worlds Patent Portfolio”) relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; and (v) the remote power patent (the “Remote Power Patent”) covering delivery of Power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras.

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

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. The estimates and assumptions made in the preparation of the Company’s consolidated financial statements primarily include costs related to the Company’s assertion of litigation, the valuation of the Company’s patent portfolios, stock-based compensation, the recoverability of deferred tax assets and the carrying value of the Company’s equity method investments. Actual results could be materially different from those estimates, upon which the carrying values were based.

Certain amounts recorded to reflect the Company’s share of the income or losses of its equity method investee, accounted for under the equity method, are based on estimates and the unaudited results of operations of the equity method investee, and may require adjustment in the future when the audit is complete. The Company reports its share of the results of its equity method investee on a one quarter lag basis.

NETWORK-1 TECHNOLOGIES, INC.

Note B – Summary of Significant Accounting Policies (continued)

[3]	Cash and Cash Equivalents

The Company maintains cash deposits in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). Accounts at each institution are insured by the FDIC up to $250,000. At December 31, 2023 and 2022, the Company had $2,403,000 and $1,715,000, respectively, in excess of the FDIC insured limit. As of December 31, 2023 and 2022, the Company had cash equivalents of $15,327,000 and $5,316,000, respectively, that were not insured by the FDIC.

The Company considers all highly liquid short-term investments, including certificates of deposit and money market funds, which are purchased with an original maturity of three months or less to be cash equivalents.

[4]	Marketable Securities

The Company’s marketable securities are comprised of certificates of deposit with an original maturity greater than three months from date of purchase, government securities and fixed income mutual funds. (see Note G hereof). At December 31, 2023 and December 31, 2022, included in marketable securities, the Company had aggregate certificates of deposit of $6,077,000 and $2,976,000, respectively. The Company’s marketable securities are measured at fair value and are accounted for in accordance with ASU 2016-01. Unrealized holding gains and losses on certificates of deposit, government securities, and fixed income mutual funds are recorded in net realized and unrealized gain (loss) from investments on the consolidated statements of operations and comprehensive (loss). Unrealized holding gains and losses, net of the related tax effect, on corporate bonds and notes are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the marketable securities.

[5]	Revenue Recognition

Under ASC 606, revenue is recognized when the Company completes the licensing of its intellectual property to its licensees or enters into a litigation settlement agreement involving any of its expired patents. With respect to licensing its intellectual property or such litigation settlement agreement, revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for licensing its intellectual property or in settlement of the litigation.

The Company determines revenue recognition through the following steps:

•	identification of the license agreement or litigation settlement agreement;
•	identification of the performance obligations in the license agreement or litigation settlement agreement;
•	determination of the consideration for the license or settlement;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when the Company satisfies its performance obligations.

Revenue disaggregated by source is as follows:

	Years Ended December 31,
	2023	2022
Litigation Settlements	$2,601,000	$—
Total Revenue	$2,601,000	$—

See Note K[4] hereof for further discussion of revenue recognized.

NETWORK-1 TECHNOLOGIES, INC.

Note B – Summary of Significant Accounting Policies (continued)

Revenue from the Company’s patent licensing and enforcement business is typically generated from negotiated license agreements or settlement agreements with respect to any of the Company’s expired patents. The timing and amount of revenue recognized from each licensee or such settlement agreement depends upon a variety of factors, including the terms of each agreement and the nature of the obligations of the parties. These agreements may include, but not be limited to, elements related to past infringement liabilities, non-refundable upfront license fees, and ongoing royalties on licensed products sold by the licensee. Generally, in the event of settlement of litigation related to the Company’s assertion of patent infringement involving its intellectual property, defendants will either pay (i) a non-refundable lump sum payment for a non-exclusive fully-paid license, (ii) a non-refundable lump sum payment (license initiation fee) together with an ongoing obligation to pay quarterly or monthly royalties to the Company for the life of the licensed patent, or (iii) a lump sum settlement payment with respect to litigation involving the Company’s expired patents.

Fully-paid licenses provide for a non-refundable up-front payment for which the Company has no future obligations or performance requirements, revenue is generally recognized when the Company has obtained the signed license agreement, all performance obligations have been substantially performed, amounts are fixed and determinable, and collectability is reasonably assured. Revenue from fully-paid licenses may consist of one or more installments. The timing and amount of revenue recognized from each licensee depends upon a number of factors including the specific terms of each agreement and the nature of the deliverables and obligations.

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

Upon a sale of an equity method investment by the Company, the difference between sales proceeds and the carrying amount of the equity investment is recognized in profit or loss. Upon the issuance of securities in an observable price transaction, the Company will account for the share issuance by the equity method investee as if the Company had sold a proportionate share of its investment in the observable price transaction. The Company will record a gain or loss associated with the dilution of its investment to reflect third party investments in the investee and will increase or decrease its basis in the equity method investee accordingly. The gain or loss is recorded within other income or expense in the Company’s consolidated statements of operations and comprehensive loss.

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

NETWORK-1 TECHNOLOGIES, INC.

Note B – Summary of Significant Accounting Policies (continued)

[8]	Costs of Revenue and Related Costs

The Company includes in costs of revenue for the year ended December 31, 2023 and 2022 contingent legal fees payable to patent litigation counsel, any other contractual payments to third parties related to net proceeds from monetization of patents (see Note I[1] hereof) and incentive bonus compensation payable to its Chairman and Chief Executive Officer (see Note J[1] hereof).

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

ASC 740-10, Accounting for Uncertainty in Income Taxes, defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company had no uncertain tax positions as of December 31, 2023 and 2022.

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

An impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. If an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited. At December 31, 2023 and 2022, there was no impairment to the Company’s patents and equity investment.

The Company’s equity investment in ILiAD is evaluated on a non-recurring basis for impairment, when and if a triggering event occurs.

NETWORK-1 TECHNOLOGIES, INC.

Note B – Summary of Significant Accounting Policies (continued)

[14]	Leases

Under ASC 842, the Company determines if an arrangement is a lease at inception. Right-of-Use (“ROU”) assets and related lease obligations are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As the Company's lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company's determined incremental borrowing rate is a hypothetical rate based on its understanding of what the Company's credit rating would be. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received and net of the deferred rent balance on the date of implementation. The Company's lease terms may include options to extend or terminate the lease and the initial term will be adjusted when it is reasonably certain that the Company will exercise such options. As permitted under ASC 842, the Company has elected to not recognize ROU assets and related lease obligations for leases with initial terms of twelve months or less.

[15]	Dividend Policy

Cash dividends are recorded when declared by the Company’s Board of Directors. Common stock dividends are charged against retained earnings when declared or paid (see Note O hereof).

[16]	New Accounting Standards

Current Expected Credit Loss

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments”. This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance applies to loans, accounts receivable, trade receivables and other financial assets measured at amortized cost, loan commitments, held-to-maturity debt securities and beneficial interests in securitized financial assets, but the effect on the Company is projected to be limited to held-to-maturity debt securities. The guidance was effective for the year beginning on January 1, 2023, including interim periods within the year. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Segments

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for all entities for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating ASU 2023-07 to determine its impact on the Company's disclosures, however, the Company does not expect ASU 2023-07 to have a material impact.

NETWORK-1 TECHNOLOGIES, INC.

Note C – Patents

The Company’s intangible assets at December 31, 2023 include patents with estimated remaining economic useful lives ranging from 10 to 16 years. For all periods presented, all the Company’s patents were subject to amortization. The gross carrying amounts and accumulated amortization related to acquired intangible assets as of December 31, 2023 and 2022 were as follows:

	2023	2022
Gross carrying amount	$8,473,000	$8,473,000
Accumulated amortization	(7,147,000)	(6,881,000)
Patents, net	$1,326,000	$1,592,000

Amortization expense for the years ended December 31, 2023 and 2022 was $266,000 and $316,000, respectively. Future amortization of current intangible assets, net is as follows:

For the years ended December 31,
2024	$120,000
2025	120,000
2026	120,000
2027	119,000
2028	116,000
Thereafter	731,000
Total	$1,326,000

The expiration dates for the M2M/IoT Portfolio range from September 2033 to May 2034. The expiration dates within the Company’s HFT Patent Portfolio range from October 31, 2039 to November 1, 2039. All of the patents within the Company’s Mirror Worlds Patent Portfolio, Cox Portfolio and the Remote Power Patent have expired.

Note D – Income (Loss) Per Share

Basic Income (Loss) per share is calculated by dividing the net income (loss) by the weighted average number of outstanding common shares during the period. Diluted per share data included the dilutive effects of restricted stock units. Potentially dilutive shares of 587,500 and 625,000 at December 31, 2023 and 2022, respectively, consist of restricted stock units. However, as the Company generated a net loss in 2023 and 2022, all potentially dilutive shares were not reflected in diluted net loss per share because the impact of such instruments was anti-dilutive. Computations of basic and diluted weighted average common shares outstanding are as follows:

	2023	2022

Weighted-average common shares outstanding – basic	23,791,287	23,825,917

Dilutive effect of restricted stock units	—	—

Weighted-average common shares outstanding – diluted	23,791,287	23,825,917

Restricted stock units excluded from the computation of diluted income per share because the effect of inclusion would have been anti-dilutive	587,500	625,000

NETWORK-1 TECHNOLOGIES, INC.

Note E – Income Taxes

Significant components of the income taxes were as follows for the years ended December 31, 2023 and 2022.

	2023	2022
Current
State and local	$—	$—
Federal	11,000	—
Total Current Tax Expense (Benefit)	$11,000	$—

Deferred
State and local	(39,000)	56,000
Federal	(360,000)	551,000
Total Deferred Tax Expense	(399,000)	607,000

Total Income Taxes	$(388,000)	$607,000

Significant components of deferred tax assets (liability) as of December 31, 2023 and 2022 consisted of the following:

	2023	2022
Deferred tax assets (liability):
Net operating loss carryforward	$804,000	$477,000
Capital loss carryforward	47,000	331,000
Stock options and RSU	27,000	30,000
Tax credit carryforward	148,000	—
Other	182,000	—
Total deferred tax assets	1,208,000	838,000
Valuation allowance	(1,208,000)	(838,000)

Deferred tax assets, net of valuation allowance	$—	$—

	2023	2022

Deferred Tax Liability(1)	(762,000)	(1,161,000)
Total deferred tax liability	$(762,000)	$(1,161,000)

_________________________

(1) Deferred tax liability primarily as a result of a temporary difference related to the Company’s equity method investment.

As of December 31, 2023, the Company’s estimated aggregate total net operating loss carryforwards (NOLs) were $3,364,000 for U.S. federal tax purposes with an indefinite life. At December 31, 2023, the Company had deferred tax assets of $1,201,000, which were offset by a valuation allowance of $1,201,000 as it was determined that it is more likely than not that the deferred tax assets would not be realized. At December 31, 2023, the Company had a deferred tax liability position of $762,000.

NETWORK-1 TECHNOLOGIES, INC.

Note E – Income Taxes (continued)

The reconciliation between the taxes as shown and the amount that would be computed by applying the statutory federal income tax rate to the net income before income taxes is as follows:

	Years Ended
	December 31,
	2023	2022

Income tax - statutory rate	21.00%	21.00%
Permanent differences	(0.19)%	(8.4)%
Change in valuation allowance	(1.98)%	(48.79)%
State	2.46%	1.28%
Other	—	(0.43)%
Total	21.29%	(35.34)%

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The excise tax applies in cases where the total value of the stock repurchased during the taxable year exceeds $1,000,000. As the Company did not meet this threshold in 2023, the excise tax is not applicable for the 2023 tax year (see Note M hereof).

The personal holding company (“PHC”) rules under the Internal Revenue Code impose a 20% tax on a PHC’s undistributed personal holding company income (“UPHCI”), which means, in general, taxable income subject to certain adjustments. For a corporation to be classified as a PHC, it must satisfy two tests: (i) that more than 50% in value of its outstanding shares must be owned directly or indirectly by five or fewer individuals at any time during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the “Ownership Test”) and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the “Income Test”). During the second half of 2023, based on available information concerning the Company’s shareholder ownership, the Company did not satisfy the Ownership Test. In addition, the Company did not satisfy the Income Test in 2023. Thus, the Company was not a PHC for 2023. However, the Company may subsequently be determined to be a PHC in 2024 or in future years if it satisfies both the Ownership Test and the Income Test. If the Company were to become a PHC in 2024 or any future year, it would be subject to an additional 20% tax on its UPHCI. In such an event, the Company may issue a special cash dividend to its shareholders in an amount equal to the UPHCI rather than incur the additional 20% tax.

Note F – Stockholders’ Equity

The Company adopted a new 2022 Stock Incentive Plan, (the “2022 Plan”), approved by its Board of Directors on July 25, 2022 and its stockholders on September 20, 2022. The 2022 Plan provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock, (d) stock appreciation rights, and (e) other stock-based awards including restricted stock units. Awards under the 2022 Plan may be granted singly, in combination, or in tandem. Subject to standard anti-dilution adjustments as provided, the 2022 Plan provides for an aggregate of 2,300,000 shares of the Company’s common stock to be available for distribution. The Company’s Compensation Committee generally has the authority to administer the 2022 Plan, determine participants who will be granted awards, the size and types of awards, the terms and conditions of awards and the form and content of the award agreements representing awards. Awards under the 2022 Plan may be granted to employees, directors and consultants of the Company and its subsidiaries. As of December 31, 2023, there were 2,180,000 shares of common stock available for issuance under the 2022 Plan.

NETWORK-1 TECHNOLOGIES, INC.

Note F – Stockholders’ equity (continued)

As of December 31, 2023, there were 75,000 shares of common stock subject to outstanding awards under the 2022 Plan and 512,500 shares of common stock subject to outstanding awards under the Company 2013 Stock Incentive Plan (“2013 Plan”). The Company discontinued issuing awards under its 2013 Plan as a result of the adoption of the 2022 Plan.

Restricted Stock Units

A summary of restricted stock units granted during the year ended December 31, 2023 and December 31, 2022 is as follows (each restricted stock unit represents the contingent right to receive one share of the Company’s common stock):

	2023		2022
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Balance of restricted stock units outstanding at beginning of year	625,000	$1.87	12,500	$3.36

Grants of restricted stock units	120,000	2.27	670,000	1.92

Vested restricted stock units	(157,500)	(2.43)	(57,500)	(2.73)

Balance of restricted stock units outstanding at end of year	587,500	$1.81	625,000	$1.87

Restricted stock unit compensation expense was $508,000 for the year ended December 31, 2023 and $585,000 for the year ended December 31, 2022.

The Company has an aggregate of $508,000 of unrecognized restricted stock unit compensation expense as of December 31, 2023 to be expensed over a weighted average period of approximately 2 years.

The fair value of restricted stock units is determined based on the number of shares granted and the quoted market price of the Company’s common stock on the date of grant for time-based and performance-based awards and fair value at grant date using the Monte Carlo simulation model for market-based awards(see Note B[10] hereof). The key inputs into the Monte Carlo simulation used to value the restricted stock units was a risk free rate of 2.39%, expected term of 4 years, expected volatility of 40% and a stock price of $2.47(see Note B[10] hereof).

All of the Company’s issued restricted stock units have dividend equivalent rights. As of December 31, 2023 and 2022, there was $99,000 and $37,000 accrued for dividend equivalent rights which were included in other accrued expenses.

NETWORK-1 TECHNOLOGIES, INC.

Note G – Marketable Securities

Marketable securities as of December 31, 2023 and 2022 were composed of:

	December 31, 2023
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of Deposit	$6,112,000	$—	$(35,000)	$6,077,000
Government securities	14,701,000	127,000	(10,000)	14,818,000
Fixed income mutual funds	7,585,000	91,000	—	7,676,000
Total marketable securities	$28,398,000	$218,000	$(45,000)	$28,571,000

	December 31, 2022
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government securities	$20,781,000	$67,000	$—	$20,848,000
Fixed income mutual funds	11,904,000	—	915,000	10,989,000
Certificates of Deposit	3,019,500	—	(43,000)	2,976,000
Corporate bonds and notes	192,000	—	(14,000)	178,000
Total marketable securities	$35,896,000	$67,000	$(972,000)	$34,991,000

Note H – Equity Investment

During the period December 2018 through August 2022, the Company made aggregate investments of $7,000,000 in ILiAD, a privately held clinical stage biotechnology company dedicated to the prevention and treatment of human disease caused by Bordetella pertussis. ILiAD is focused on validating its proprietary intranasal vaccine, BPZE1, for the prevention of Pertussis (whooping cough). At December 31, 2023, the Company owned approximately 6.7% of the outstanding units of ILiAD on a non-fully diluted basis and 5.4% of the outstanding units on a fully diluted basis (after giving effect to the exercise of all outstanding options and warrants). In connection with its investment, the Company’s Chairman and Chief Executive Officer obtained a seat on ILiAD’s Board of Managers and receives the same compensation for service on the Board of Managers as other non-management Board members.

On August 24, 2022, ILiAD completed a private financing of $42,836,000 of its Class D units, of which a multi-national pharmaceutical company invested $30,000,000 (the “Financing”). As part of the Financing, the Company invested $1,000,000.This private financing represented an observable price transaction in accordance with ASC 323 and resulted in dilution in the Company’s ownership in the ILiAD. In accordance with ASC 323-10-40-1, the Company accounted for the dilution as if it had sold a portion of its investment and therefore recorded an unrealized gain of $3,883,000 and a corresponding increase in the carrying value of its investment in ILiAD. The Company determined the new carrying value of its equity investment using an observable transaction price since the Company determined the securities owned by the Company were not materially different than the securities sold by ILiAD in the Financing. The unrealized gain is reflected in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2022.

In addition, as part of the Financing, the Company converted its convertible note in the principal amount of $1,000,000 plus accrued interest of $86,000, in accordance with its terms, into equity of ILiAD and has accounted for this investment under the equity method of accounting. The Company recognized a gain on conversion of $271,000 which was recognized in its consolidated statements of operations and comprehensive income loss for the year ended December 31, 2022.

For the years ended December 31, 2023 and 2022, the Company recorded an allocated net loss from its equity method investment in ILiAD of $2,003,000 and $1,639,000, respectively.

NETWORK-1 TECHNOLOGIES, INC.

Note H – Equity Investment (continued)

The difference between the Company’s share of equity in ILiAD’s net assets and the purchase price of the investment is due to an excess amount paid over the book value of the investment of $5,515,000 which is accounted for as equity method goodwill.

The Company performed an assessment to determine significance of its equity investee using the investment, asset and income tests. The Company concluded the income test threshold was met for the year ended December 31, 2023. The following table provides certain summarized financial information for the Company’s equity method investee for the periods presented and has been compiled from the equity investee’s financial statement, reported on one quarter lag. As a result of the Company receiving audited financial statements from ILiAD for its year ended December 31, 2022 (See Note B[2] hereof), the table below includes an additional comprehensive loss of $621,000. For the year ended December 31, 2023, with respect to such additional comprehensive loss of ILiAD, the Company recorded an additional allocated net loss of $42,000.

	Twelve Months Ended September 30,
	2023	2022

Loss from continuing operations	$24,272,000	$15,246,000
Comprehensive loss	$29,532,000	$17,913,000

Note I – Commitments and Contingencies

[1]	Legal fees:

Russ, August & Kabat provides legal services to the Company with respect to its pending patent litigation filed in May 2017 against Meta Platforms, Inc. ( formerly, Facebook, Inc.) in the U.S. District Court for the Southern District of New York relating to several patents within the Company’s Mirror Worlds Patent Portfolio (see Note K[2] hereof). The terms of the Company’s agreement with Russ, August & Kabat provide for cash payments on a monthly basis subject to a cap plus a contingency fee ranging between 15% and 24% of the net recovery (after deduction of expenses) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved. The Company is responsible for all expenses incurred with respect to this litigation.

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

Dovel & Luner, LLP (“Dovel”) provided and continues to provide legal services to the Company with respect to its patent litigation related to the Remote Power Patent (See Note K[4] hereof). The terms of the Company’s agreement with Dovel provides ,among other things, for legal fees on a contingency basis ranging from 15% to 40% of the net recovery (after deduction of expenses where applicable) depending on the stage of the proceeding in which the result (settlement or judgement) is achieved. The Company is responsible for a portion of the expenses incurred with respect to this litigation. During the year ended December 31, 2023, the Company incurred $744,000 of such contingent fees and $88,000 of these fees are payable and reported in accrued expenses as of December 31, 2023.

NETWORK-1 TECHNOLOGIES, INC.

Note I – Commitments and Contingencies (Continued)

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

In connection with the Company’s acquisition of its Cox Patent Portfolio, the Company is obligated to pay Dr. Cox 12.5% of the net proceeds (after deduction of expenses) generated by the Company from licensing, sale or enforcement of the patent portfolio. As of the years ended December 31, 2023, and 2022, no expense was incurred with respect to the Cox Patent Portfolio. As of December 31, 2023 and 2022, no amounts were accrued with respect to the Cox Patent Portfolio.

As part of the acquisition of the Mirror Worlds Patent Portfolio, the Company also entered into an agreement with Recognition Interface, LLC (“Recognition”) pursuant to which Recognition received from the Company an interest in the net proceeds realized from the monetization of the Mirror Worlds Patent Portfolio, as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; and (iii) 20% of any portion of the net proceeds in excess of $250 million. Since entering into the agreement with Recognition in May 2013, the Company has paid Recognition an aggregate of $3,127,000 with respect to such net proceeds interest related to the Mirror Worlds Patent Portfolio. No such payments were made by the Company to Recognition during the years ended December 31, 2023 and 2022.

In connection with the Company’s acquisition of its M2M/IoT Patent Portfolio, the Company is obligated to pay M2M 14% of the first $100 million of net proceeds (after deduction of expenses) and 5% of net proceeds greater than $100 million from Monetization Activities (as defined in the acquisition agreement) related to the M2M/IoT Patent Portfolio. In addition, M2M will be entitled to receive from the Company $250,000 of additional consideration upon the occurrence of certain future events related to the patent portfolio.

[3]	Savings and investment plan:

The Company has a Savings and Investment Plan which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986. The Company also may make discretionary annual matching and profit sharing contributions in amounts determined by the Board of Directors, subject to statutory limits. The 401(k) Plan expense for the years ended December 31, 2023 and 2022 was $73,000 and $78,000, respectively, all of which was accrued as of December 31, 2023 and 2022 and is recorded within payroll on the Company’s consolidated balance sheets.

[4]	Leases:

The Company has one operating lease for its principal office space in New Canaan, Connecticut that was to expire on April 30, 2025. On September 29, 2023 ,the Company exercised its early termination right under the lease to terminate the lease as of December 31, 2023 which was extended on December 27, 2023 until March 31, 2024.

There are no material residual guarantees associated with the Company’s lease and there are no significant restrictions or covenants included in the Company’s lease.

The calculated incremental borrowing rate was approximately 4.2%, which was calculated based on the remaining lease term of 3 years as of May 1, 2022. The remaining lease term as of December 31, 2023 was approximately 3 months.

There was no sublease rental income for the year ended December 31, 2023, and the Company is not the lessor in any lease arrangement, and there were no related-party lease agreements.

NETWORK-1 TECHNOLOGIES, INC.

Note I – Commitments and Contingencies (Continued)

Right-of-use lease assets and related lease obligations for the Company’s operating leases were recorded in the consolidated balance sheet as follows:

	As of	As of
	December 31, 2023	December 31, 2022
Operating lease right-of-use assets	$16,000	$161,000

Operating lease obligations – current	23,000	79,000
Operating lease obligations – non-current	—	94,000
Total lease obligations	$23,000	$173,000

The table below presents certain information related to the Company’s lease costs for the year ended December 31, 2023 and 2022:

	For the Year Ended December 31,
	2023	2022
Operating lease cost	$68,000	$48,000
Short-term lease cost	—	82,000
Total lease cost	$68,000	$130,000

Future lease payments included in the measurement of lease liabilities on the consolidated balance sheet as of December 31, 2023, were as follows:

Operating Leases
2024	$23,000
2025	—
2026	—
2027	—
2028	—
Total future minimum lease payments	23,000
Less imputed interest	—
Total operating lease liability	$23,000

Note J – Employment Arrangements and Other Agreements

[1] On March 22, 2022, the Company entered into an employment agreement (“Agreement”) with its Chairman and Chief Executive Officer, pursuant to which he continues to serve as the Company’s Chairman and Chief Executive Officer for a four-year term (“Term”), at an annual base salary of $535,000 which shall be increased by 3% per annum during the Term. The Agreement established an annual target bonus of $175,000 for the Chairman and Chief Executive Officer based upon performance. For each of the years ended December 31, 2023 and 2022, the Chairman and Chief Executive Officer received an annual discretionary bonus of $175,000.

NETWORK-1 TECHNOLOGIES, INC.

Note J – Employment Arrangements and Other Agreements (continued)

In addition, pursuant to the Agreement, the Company granted the Chairman and Chief Executive Officer, under its 2013 Plan, 600,000 restricted stock units (the “RSUs”, each RSU awarded by the Company to its officers, directors and consultants represents a contingent right to receive one share of the Company’s common stock) which terms provided for vesting in four tranches, as follows: (1) 175,000 RSUs which vested 100,000 RSUs on March 22, 2023 and 75,000 RSUs will vest on March 22, 2024, subject to the Chairman and Chief Executive Officer’s continued employment by the Company through each such vesting date (the “Employment Condition”) (“Tranche 1”); (2) 150,000 RSUs shall vest if at any time during the Term that the Company’s common stock achieves a closing price for twenty (20) consecutive trading days (“Closing Price”) of a minimum of $3.50 per share (subject to adjustment for stock splits) and the Employment Condition is satisfied through the date such minimum per share Closing Price is achieved (“Tranche 2”); (3) 150,000 RSUs shall vest if at any time during the Term that the common stock achieves a Closing Price of a minimum of $4.00 per share (subject to adjustment for stock splits) and the Employment Condition is satisfied through the date such minimum per share Closing Price is achieved (“Tranche 3”); and (4) 125,000 RSUs shall vest if at any time during the Term, that the common stock achieves a Closing Price of a minimum of $4.50 per share (subject to adjustment for stock splits) and the Employment Condition is satisfied through the date such minimum per share Closing Price is achieved (“Tranche 4”). In the event of a Change of Control (as defined), Termination Other Than for Cause (as defined) or a termination by the Chairman and Chief Executive Officer for Good Reason (as defined) in each case prior to the last day of the Term, the vesting of all RSUs (Tranches 1, 2, 3 and 4) shall accelerate (and not be subject to any conditions) and all RSUs shall become immediately fully vested. All RSUs granted by the Company to its officers, directors or consultants have dividend equivalent rights.

Under the terms of the Agreement, so long as the Chairman and Chief Executive Officer continues to serve as an executive officer of the Company, whether pursuant to the Agreement or otherwise, the Chairman and Chief Executive Officer shall also receive incentive compensation in an amount equal to 5% of the Company’s gross royalties or other payments from Licensing Activities (as defined) (without deduction of legal fees or any other expenses) with respect to the Remote Power Patent and a 10% net interest (gross royalties and other payments after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company’s royalties and other payments relating to Licensing Activities with respect to patents other than the Remote Power Patent (including all of the Company’s patent portfolios and its investment in ILiAD) (collectively, the “Incentive Compensation”). During the year ended December 31, 2023 and 2022, the Chairman and Chief Executive Officer earned Incentive Compensation of $130,000 and $-0-, respectively.

The Incentive Compensation shall continue to be paid to the Chairman and Chief Executive Officer for the life of each of the Company’s patents with respect to licenses entered into with third parties during the term of his employment or at any time thereafter, whether he is employed by the Company or not; provided, that, the employment of the Chairman and Chief Executive Officer has not been terminated by the Company “For Cause” (as defined) or terminated by him without “Good Reason” (as defined). In the event of a merger or sale of substantially all of the Company’s assets, the Company has the option to extinguish the right of the Chairman and Chief Executive Officer to receive future Incentive Compensation by payment to him of a lump sum payment, in an amount equal to the fair market value of such future interest as determined by an independent third party expert if the parties do not reach agreement as to such value. In the event that the Chairman and Chief Executive Officer’s employment is terminated by the Company “Other Than For Cause” (as defined) or by him for “Good Reason” (as defined), the Chairman and Chief Executive Officer shall also be entitled to (i) a lump sum severance payment of 12 months base salary, (ii) a pro-rated portion of the $175,000 target bonus provided bonus criteria have been satisfied on a pro-rated basis through the calendar quarter in which the termination occurs and (iii) accelerated vesting of all unvested stock options, RSUs or other awards.

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

NETWORK-1 TECHNOLOGIES, INC.

Note J – Employment Arrangements and Other Agreements (continued)

[2] The Company’s Executive Vice President serves on an at-will basis at an annual base salary of $200,000. The Executive Vice President received a discretionary annual bonus of $25,000 and for each of the years ended December 31, 2023 and 2022, respectively. On January 8, 2024, the Company’s Executive Vice President was granted 15,000 RSUs under the 2022 Plan, 50% of such RSUs vest on the one year anniversary of the date of grant (January 8, 2025) and 50% of such RSUs vest on the two year anniversary of the grant (January 8, 2026), subject to continued employment. On January 24, 2023, the Company’s Executive Vice President was granted 15,000 RSUs under the 2022 Plan, 50% of such RSUs vested on the one year anniversary of the date of grant (January 24, 2024) and 50% of such RSUs will vest on the two year anniversary of the date of grant (January 24, 2025), subject to continued employment.

[3] In December 2022, the Company’s Board of Directors elected a new Chief Financial Officer who serves on a consulting basis at an annual base salary of $175,000. On September 8, 2023, the Company’s Chief Financial Officer was granted 50,000 RSUs under the 2022 Plan, 50% of such RSUs vest on the one year anniversary date of the grant (September 8, 2024) and 50% of such RSUs vest on the two year anniversary of the date of the grant (September 8, 2025), subject to continued services.

Note K – Legal Proceedings

[1] On April 4, 2014 and December 3, 2014, the Company initiated litigation against Google Inc. (“Google”) and YouTube, LLC (“YouTube”) in the U.S. District Court for the Southern District of New York for infringement of several of its patents within its Cox Patent Portfolio acquired from Dr. Cox which relate to the identification of media content on the Internet. The lawsuit alleges that Google and YouTube have infringed and continue to infringe certain of the Company’s patents by making, using, selling and offering to sell unlicensed systems and related products and services, which include YouTube’s Content ID system. The litigations against Google and YouTube were subject to court ordered stays which were in effect from July 2, 2015 until January 2, 2019 as a result of proceedings at the Patent Trial and Appeal Board (PTAB) and the appeals of PTAB Final Written Decisions to the U.S. Court of Appeals for the Federal Circuit. Pursuant to a Joint Stipulation and Order Regarding Lifting of Stays, entered on January 2, 2019, the parties agreed, among other things, that the stays with respect to the litigations were lifted. In January 2019, the two litigations against Google and YouTube were consolidated. Discovery is complete and the parties have each submitted summary judgment motions which remain pending. A trial date has not been set.

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

[3] On December 15, 2020, the Company filed a lawsuit against Netgear, Inc. (“Netgear”) in the Supreme Court of the State of New York, County of New York, for breach of a Settlement and License Agreement, dated May 22, 2009 (the “License Agreement”), with the Company for failure to make royalty payments, and provide corresponding royalty reports, to the Company based on sales of Netgear’s PoE products. On October 22, 2021, Netgear filed a Demand for Arbitration at the American Arbitration Association (AAA) seeking to arbitrate certain issues raised in the litigation. The Company objected to jurisdiction at the AAA. On April 22, 2022, Netgear filed a counterclaim in the N.Y. court action alleging that the Company breached the License Agreement by not offering Netgear lower royalties. On September 22, 2022, the arbitration brought by Netgear was dismissed by the AAA on jurisdiction grounds. The case remained pending in the Supreme Court of the State of New York, County of New York. On August 27, 2023,the Court granted Netgear’s cross- motion for summary judgment and dismissed the Company’s claims and also denied the Company’s summary judgment motion with respect to Netgear’s counterclaim for breach of the license agreement. The Company appealed the decision. On February 20, 2024, the Appellate Division, First Department, upheld the lower court ruling dismissing the Company’s complaint and granted the Company’s motion to dismiss Netgear’s counterclaim for breach of the most favored license provision concerning two licensees, but said there was a triable issue of fact as to a third licensee. As of December 31, 2023, the Company did not accrue for any liability related to the counterclaim.

[4] In October and November 2022, the Company initiated nine separate litigation against ten defendants for infringement of its Remote Power Patent seeking monetary damages based upon reasonable royalties, as follows: (i) On October 6, 2022, the Company initiated such litigation against Arista Networks, Inc., Fortinet, Inc., Honeywell International Inc. and Ubiquiti Inc. in the United States District Court, District of Delaware; (ii) On October 27, 2022, and November 3, 2022, the Company initiated such litigation against TP-Link USA Corporation and Hikvision USA, Inc. in the United States District Court for the Central District of California; (iii) On November 4, 2022, the Company initiated such litigation against Panasonic Holdings Corporation and Panasonic Corporation of North America in the United States District Court for the Eastern District of Texas (Marshall Division); and (iv) On November 8, 2022 and November 16, 2022, the Company initiated such litigation against Antaira Technologies, LLC and Dahua Technology USA in the United States District Court for the Central District of California.

During the year ended December 31, 2023, the Company entered into settlement agreements with Arista Networks, Inc, Antaira Technologies, LLC, Panasonic Holdings Corporation, TP-Link USA Corporation, Hikvision USA Inc., Fortinet Inc., and Dahua Technology USA resulting in aggregate settlements paid and recognized as revenue of $2,601,000 and a conditional payment of $150,000 which has not yet been recognized as revenue because the terms of the conditional payment have not been satisfied. The above referenced litigations against Ubiquiti Inc. and Honeywell International Inc. remain pending.

Note L – Concentrations

Revenue from the Company’s Remote Power Patent constituted 100% of the Company’s revenue for the year ended December 31, 2023, of which four parties constitute an aggregate of 90% of the Company’s revenue for such year. The Company had no revenue for the year ended December 31, 2022.

Note M – Stock Repurchase Program

On June 14, 2023, the Company’s Board of Directors authorized an extension and increase of the Share Repurchase Program to repurchase up to $5,000,000 of the Company’s common stock over the subsequent 24-month period. The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion. The timing and amount of the shares repurchased are determined by management based on its evaluation of market conditions and other factors. The repurchase program may be increased, suspended or discontinued at any time.

During the year ended December 31, 2023, the Company repurchased an aggregate of 428,132 shares of its common stock pursuant to the Share Repurchase Program at a cost of approximately $955,000 (exclusive of commissions) or an average price per share of $2.23.

NETWORK-1 TECHNOLOGIES, INC.

Note M – Stock Repurchase Program (continued)

Since inception of the Share Repurchase Program (August 2011) through December 31, 2023, the Company has repurchased an aggregate of 9,532,982 shares of its common stock at a cost of approximately $18,713,000 (exclusive of commissions) or an average per share price of $1.94.

On December 27, 2023, the Company entered into a written trading plan (the “10b5-1 Plan”) under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). Adopting a trading plan that satisfies the conditions of Rule 10b5-1 allows a company to repurchase its shares at times when it might otherwise be prevented from doing so due to self-imposed trading black-outs or pursuant to insider trading laws. Purchases under the 10b5-1 Plan may be made during the following periods: (1) beginning on January 9,2024 until two trading days after the Company issues a press release announcing its financial results for the year ended December 31, 2023, and (2) beginning on April 1, 2024 until two trading days after the Company issues a press release announcing its financial results for the quarter ended March 31, 2024. Under the 10b5-1 Plan, the Company’s third party broker may purchase up to 1,0000,000 shares of the Company’s common stock, subject to certain price, market, volume and timing constraints, in accordance with the terms of the plan and subject to Rule 10b5-1 and Rule 10b-18 of the Exchange Act.

Note N – Dividend Policy

The Company’s dividend policy consists of a semi-annual cash dividend of $0.05 per common share ($0.10 per common share annually) which have been paid in March and September of each year. On March 3, 2023, the Board of Directors declared a semi-annual cash dividend of $0.05 per share with a payment date of March 31, 2023 to all common shareholders of record as of March 15, 2023. On September 8, 2023, the Board of Directors declared a semi-annual dividend of $0.05 per share with a payment date of September 29, 2023 to all common shareholders of record as of September 19, 2023. The Company’s dividend policy undergoes a periodic review by the Board of Directors and is subject to change at any time depending upon the Company’s earnings, financial requirements and other factors.

Note O – Subsequent Events

[1] On February 23, 2024, the Company’s Board of Directors declared a semi-annual cash dividend of $0.05 per share with a payment date of March 29, 2024 to all common shareholders of record as of March 15, 2024.

[2] On February 23, 2024, the Company’s Board of Directors approved the grant of 15,000 RSUs to each of the Company’s three non-management directors. The RSUs vest over a one year period in equal quarterly installments of 3,750 shares of common stock on each of March 15, 2024, June 15, 2024, September 15, 2024 and December 15, 2024.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)      Financial Statements:

The following are included under Item 8 “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2023 and 2022

Consolidated statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022

Consolidated statements of changes in stockholders' equity for the years ended December 31, 2023 and 2022

Consolidated statements of cash flows for the years ended December 31, 2023 and 2022

Notes to consolidated financial statements

(a)(2)      Financial Statements Schedules:

Financial statement schedules are omitted because the information is not applicable.

(a)(3)      Exhibits:

3(i)(a)	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-59617), declared effective by the SEC on November 12, 1998 (the “1998 Registration Statement”), and incorporated herein by reference.
3(i)(b)	Certificate of Amendment to the Certificate of Incorporation dated November 27, 2001. Previously filed as Exhibit 3.1.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-81344) declared effective by the SEC on February 12, 2002, and incorporated herein by reference (the “February 2002 Form S-3”)
3(i)(c)	Certificate of Amendment to the Certificate of Incorporation dated October 9, 2013. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 10, 2013, and incorporated herein by reference.
3(ii)	Second Amended and Restated By-laws. Previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 filed on November 14, 2016 and incorporated herein by reference.
4.1	Description of Common Stock. Previously filed under the header “Common Stock” under the section captioned “Description of Securities” in the Company’s Registration Statement on Form S-1A (File No. 333-190719) filed on September 30, 2014 and incorporated herein by reference.
10.2+	Employment Agreement, dated July 14, 2016, between the Company and Corey M. Horowitz, Chairman and Chief Executive Officer. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2016 and incorporated herein by reference.

10.3+	Employment Agreement, dated March 22, 2022, between the Company and Corey M. Horowitz, Chairman and Chief Executive Officer. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2022 and incorporated herein by reference.
10.4+	2013 Stock Incentive Plan. Previously filed as Appendix B to the Company’s Schedule 14A (Proxy Statement) filed on August 20, 2013 and incorporated herein by reference.
10.5+	2022 Stock Incentive Plan Previously filed as Exhibit A to the Company's Schedule 14A (Proxy Statement) filed on July 27, 2022 and incorporated herein by reference.
10.6	Form of Indemnification Agreement for directors and officers. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2019 and incorporated herein by reference.
14	Code of Ethics. Previously filed as Exhibit 14 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 14, 2004 and incorporated herein by reference.
19*	Insider Trading Policies and Procedures.
21.1*	List of Subsidiaries of Registrant.
23.1*	Consent of Marcum LLP, independent registered public accounting firm.
31.1*	Section 302 Certification of Chief Executive Officer.
31.2*	Section 302 Certification of Chief Financial Officer.
32.1*	Section 906 Certification of Chief Executive Officer.
32.2*	Section 906 Certification of Chief Financial Officer.
97.*	Compensation Recovery Policy

101* Interactive data files: *

101.INS         XBRL Instance Document.

101.SCH       XBRL Scheme Document.

101.CAL       XBRL Calculation Linkbase Document.

101.DEF       XBRL Definition Linkbase Document.

101.LAB       XBRL Label Linkbase Document.

101.PRE       XBRL Presentation Linkbase Document

_____________________

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

March 8, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/ Corey M. Horowitz Corey M. Horowitz	Chairman and Chief Executive Officer, Chairman of the Board of Directors (principal executive officer)	March 8, 2024
/s/ Robert Mahan Robert Mahan	Chief Financial Officer (principal financial officer and principal accounting officer)	March 8, 2024
/s/ Jonathan Greene Jonathan Greene	Executive Vice President, Secretary and a Director	March 8, 2024
/s/ Emanuel Pearlman Emanuel Pearlman	Director	March 8, 2024
/s/ Niv Harizman Niv Harizman	Director	March 8, 2024
/s/ Allison Hoffman Allison Hoffman	Director	March 8, 2024