Form 10-Q
period 2024-03-31
NETWORK-1 TECHNOLOGIES, INC.
filed 2024-05-10
CIK 1065078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to__________

Commission File Number  1-15288

NETWORK-1 TECHNOLOGIES, INC.

 (Exact Name of Registrant as Specified in Its Charter)

Delaware	11-3027591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

65 Locust Avenue, Third Floor New Canaan, Connecticut	06840
(Address of principal executive offices)	(Zip Code)

203-920-1055

(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NTIP	NYSE American

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

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding as of May 3, 2024 was 23,414,473.

NETWORK-1 TECHNOLOGIES, INC.

Form 10-Q Index

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include any expectation of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements related to future performance and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Factors that could cause or contribute to such differences include various risks and uncertainties described below and elsewhere in this Quarterly Report on Form 10-Q as well as in our Annual Report on Form 10-K for the year ended December 31, 2023 (filed with the SEC on March 8, 2024). Furthermore, such forward-looking statements speak only as of the date of this report. Such risks and uncertainties include, but are not limited to, the following:

•	our uncertain revenue from licensing our intellectual property;
•	uncertainty of the outcome of our pending litigations;
•	our ability to achieve future revenue from our patent portfolios;
•	our ability to protect our patents;
•	our ability to execute our strategy to acquire or make investments in high quality patents with significant licensing opportunities;
•	our ability to enter into strategic relationships with third parties to license or otherwise monetize their intellectual property;
•	our ability to achieve a return on our investment in ILiAD Biotechnologies, LLC;
•	our ability to continue to acquire additional intellectual property;
•	uncertainty as to whether cash dividends will continue to be paid;
•	variations in our quarterly and annual operating results;
•	the increasing development of artificial intelligence could materially impact our business;
•	the risk that we may be determined to be a personal holding company in 2024 or future years which may result in our issuing a special cash dividend to our stockholders to the extent we have undistributed personal holding company income resulting in less cash available for our operations and strategic transactions; and
•	legislative, regulatory and competitive developments.

Item 1. Condensed Consolidated Financial Statements

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2024	December 31, 2023
ASSETS CURRENT ASSETS:
Cash and cash equivalents	$18,105,000	$16,896,000
Marketable securities, at fair value	25,289,000	28,571,000
Other current assets	218,000	206,000
TOTAL CURRENT ASSETS	43,612,000	45,673,000
OTHER ASSETS:
Patents, net of accumulated amortization	1,296,000	1,326,000
Equity investment	4,621,000	5,249,000
Operating leases right-of-use asset	75,000	16,000
Security deposit	13,000	13,000
Total Other Assets	6,005,000	6,604,000
TOTAL ASSETS	$49,617,000	$52,277,000
LIABILITIES AND STOCKHOLDERS’ EQUITY: CURRENT LIABILITIES:
Accounts payable	$306,000	$125,000
Accrued payroll	—	378,000
Other accrued expenses	182,000	297,000
Operating lease obligation, current	57,000	23,000

Total Current Liabilities	545,000	823,000
LONG TERM LIABILITIES:
Deferred tax liability	615,000	762,000
Operating lease obligation, non-current	24,000	—
TOTAL LIABILITIES	1,184,000	1,585,000
COMMITMENTS AND CONTINGENCIES (Note G)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, authorized 10,000,000 shares; none issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; authorized 50,000,000 shares; 23,552,561 and 23,553,908 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	235,000	235,000
Additional paid-in capital	67,560,000	67,446,000
Accumulated deficit	(19,362,000)	(16,989,000)

TOTAL STOCKHOLDERS’ EQUITY	48,433,000	50,692,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,617,000	$52,277,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023

REVENUE	$—	$537,000

OPERATING EXPENSES:
Costs of revenue	—	151,000
Professional fees and related costs	219,000	298,000
General and administrative	669,000	781,000
Amortization of patents	30,000	83,000

TOTAL OPERATING EXPENSES	918,000	1,313,000

OPERATING LOSS	(918,000)	(776,000)
OTHER INCOME:
Interest and dividend income, net	431,000	310,000
Net realized and unrealized gain on marketable securities	48,000	364,000
Total other income, net	479,000	674,000

LOSS BEFORE INCOME TAXES AND EQUITY IN NET LOSSES OF EQUITY METHOD INVESTEE	(439,000)	(102,000)

INCOME TAX PROVISION:
Current	—	—
Deferred taxes	(147,000)	(153,000)
Total income tax benefit	(147,000)	(153,000)

(LOSS) INCOME BEFORE SHARE OF NET LOSSES OF EQUITY METHOD INVESTEE	(292,000)	51,000

SHARE OF NET LOSSES OF EQUITY METHOD INVESTEE	(628,000)	(674,000)

NET LOSS	$(920,000)	$(623,000)

Net loss per share:
Basic	$(0.04)	$(0.03)
Diluted	$(0.04)	$(0.03)

Weighted average common shares outstanding:
Basic	23,540,468	23,866,821
Diluted	23,540,468	23,866,821

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2024

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance – January 1, 2024	23,553,908	$235,000	$67,446,000	$(16,989,000)	—	$50,692,000
Dividends and dividend equivalents declared	—	—	—	(1,207,000)	—	(1,207,000)
Stock-based compensation	—	—	115,000	—	—	115,000
Vesting of restricted stock units	111,250	1,000	(1,000)	—	—	—
Value of shares delivered to pay withholding taxes	(28,853)	—	—	(61,000)	—	(61,000)
Treasury stock purchased and retired	(83,744)	(1,000)	—	(185,000)	—	(186,000)
Net loss	—	—	—	(920,000)	—	(920,000)
Balance – March 31, 2024	23,552,561	$235,000	$67,560,000	$(19,362,000)	—	$48,433,000

THREE MONTHS ENDED MARCH 31, 2023

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance – January 1, 2023	23,863,639	$239,000	$66,939,000	$(12,055,000)	$(14,000)	$55,109,000
Dividends and dividend equivalents declared	—	—	—	(1,196,000)	—	(1,196,000)
Stock-based compensation	—	—	161,000	—	—	161,000
Vesting of restricted stock units	123,750	1,000	(1,000)	—	—	—
Value of shares delivered to pay withholding taxes	(39,099)	—	—	(83,000)	—	(83,000)
Treasury stock purchased and retired	(136,785)	(1,000)	—	(305,000)	—	(306,000)
Net loss	—	—	—	(623,000)	—	(623,000)
Balance – March 31, 2023	23,811,505	$239,000	$67,099,000	$(14,262,000)	$(14,000)	$53,062,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(920,000)	$(623,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of patents	30,000	83,000
Stock-based compensation	115,000	161,000
Loss allocated from equity method investment	628,000	674,000
Unrealized (gain) loss on marketable securities	20,000	(270,000)
Deferred tax (benefit) expense	(147,000)	(153,000)
Amortization of operating leases – right of use assets	16,000	16,000

Changes in operating asset and liabilities:
Other current assets	(12,000)	229,000
Other assets	—	(13,000)
Accounts payable	181,000	94,000
Operating lease obligations	(17,000)	(17,000)
Accrued expenses	(490,000)	(471,000)
NET CASH USED IN OPERATING ACTIVITIES	(596,000)	(290,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities	5,756,000	7,671,000
Purchases of marketable securities	(2,494,000)	(9,330,000)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,262,000	(1,659,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,210,000)	(1,191,000)
Value of shares delivered to fund payment of withholding taxes	(61,000)	(83,000)
Repurchases of common stock, inclusive of commissions	(186,000)	(306,000)

NET CASH USED IN FINANCING ACTIVITIES:	(1,457,000)	(1,580,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,209,000	(3,529,000)

CASH AND CASH EQUIVALENTS, beginning of period	16,896,000	13,448,000

CASH AND CASH EQUIVALENTS, end of period	$18,105,000	$9,919,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	—	—
Income taxes	—	—

NON-CASH FINANCING ACTIVITIES
Accrued dividend rights on restricted stock units	$32,000	$8,000
Right of use asset and lease liability	$75,000	—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS

[1] BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of the management of Network-1 Technologies, Inc. (the “Company”), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company’s financial position as of March 31, 2024, and the results of its operations, changes in stockholders’ equity, and its cash flows for the three month periods ended March 31, 2024 and March 31, 2023.  The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP may have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2024. The results of operations for the three months ended March 31,2024 are not necessarily indicative of the results of operations to be expected for the full year.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Mirror Worlds Technologies, LLC and HFT Solutions, LLC. All intercompany balances and transactions have been eliminated in consolidation.

[2] BUSINESS

The Company is engaged in the development, licensing and protection of its intellectual property assets. The Company presently owns one-hundred two (102) U.S. patents, fifty-four (54) of such patents have expired, and fifteen (15) foreign patents related to (i) the Cox patent portfolio (the “Cox Patent Portfolio) relating to enabling technology for identifying media content on the Internet and taking further actions to be performed after such identification; (ii) the M2M/IoT patent portfolio (the “M2M/IoT Patent Portfolio”) relating to, among other things, enabling technology for authenticating and using eSIM (embedded Subscriber Identification Module) technology in Internet of Things (“IoT”), Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers, as well as automobiles; (iii) the HFT patent portfolio (the “HFT Patent Portfolio”) covering certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems where the difference between success and failure may be measured in nanoseconds; (iv) the Mirror Worlds patent portfolio (the “Mirror Worlds Patent Portfolio”) relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; and (v) the remote power patent (the “Remote Power Patent”) covering delivery of Power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras.

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

The Company has also made equity investments totaling $7,000,000 in ILiAD Biotechnologies, LLC (“ILiAD”), a clinical stage biotechnology company (see Note J hereof).

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

Under ASC 606, revenue is recognized when the Company completes the licensing of its intellectual property to its licensees, obtains a final judgment awarding damages or enters into a litigation settlement agreement involving its patents. With respect to licensing its intellectual property, obtaining a final judgment or entering into a litigation settlement agreement, revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for licensing its intellectual property, obtaining a final judgment or in a settlement of the litigation.

The Company determines revenue recognition through the following steps:

•	identification of the license agreement, the final judgment or the litigation settlement agreement;
•	identification of the performance obligations in the license agreement, the final judgment or the litigation settlement agreement;
•	determination of the consideration for the license, final judgment or settlement;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when the Company satisfies its performance obligations.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue disaggregated by source is as follows:

	Three Months Ended March 31,
	2024	2023

Litigation settlements	$—	$537,000
Total Revenue	$—	$537,000

During the three months ended March 31, 2024, the Company had no revenue. During the three months ended March 31, 2023, the Company entered into settlement agreements with three defendants with respect to patent infringement litigation involving its Remote Power Patent, resulting in aggregate settlements paid of $537,000 which were recognized as revenue and a conditional payment of $150,000 which has not been recognized as revenue as of March 31, 2024, because the terms of the conditional payment have not yet been satisfied.

Revenue from the Company’s patent licensing and enforcement business is typically generated from negotiated license agreements or settlement agreements with respect to any of the Company’s patents. The timing and amount of revenue recognized from each licensee or such settlement agreement depends upon a variety of factors, including the terms of each agreement and the nature of the obligations of the parties. These agreements may include, but not be limited to, elements related to past infringement liabilities, non-refundable upfront license fees, and ongoing royalties on licensed products sold by the licensee. Generally, in the event of a litigation settlement related to the Company’s assertion of patent infringement involving its intellectual property, defendants may either pay (i) a non-refundable lump sum payment for a non-exclusive fully-paid license, (ii) a non-refundable lump sum payment (license initiation fee) together with an ongoing obligation to pay quarterly or monthly royalties to the Company for the life of the licensed patent, or (iii) a lump sum settlement payment with respect to litigation involving the Company’s expired patents.

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

The Company accounts for income taxes in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740, Income Taxes (ASC 740), which requires the Company to use the assets and liability method of accounting for income taxes. Under the assets and liability method, deferred income taxes are recognized for the tax consequences of temporary (timing) differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forwards. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. As of March 31, 2024, the Company had total deferred tax assets generated from its activities totaling $1,319,000. The Company’s deferred tax assets were offset by a valuation allowance of $1,319,000 as it was determined that it is more likely than not that certain deferred tax assets will not be realized. As of March 31, 2024, the Company also had a deferred tax liability of $615,000.

The personal holding company (“PHC”) rules under the Internal Revenue Code impose a 20% tax on a PHC’s undistributed personal holding company income (“UPHCI”), which means, in general, taxable income subject to certain adjustments and reduced by certain distributions to shareholders. For a corporation to be classified as a PHC, it must satisfy two tests: (i) that more than 50% in value of its outstanding shares must be owned directly or indirectly by five or fewer individuals at any time during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the “Ownership Test”) and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the “Income Test”). During the second half of 2023, based on available information concerning the Company’s shareholder ownership, the Company did not satisfy the Ownership Test. In addition, the Company did not satisfy the Income Test in the second half of 2023. Thus, the Company was not a PHC in 2023. However, the Company may subsequently be determined to be a PHC in 2024 or in future years if it satisfies both the Ownership Test and Income Test. If the Company were to become a PHC in 2024 or any future year, it would be subject to the 20% tax on its UPHCI. In such event, the Company may issue a special cash dividend to its shareholders in an amount equal to the UPHCI rather than incur the 20% tax.

ASC 740-10, Accounting for Uncertainty in Income Taxes, defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company had no uncertain tax positions as of March 31, 2024.

The Company recognizes interest and penalties, if any, related to income tax in the income tax provision in the unaudited condensed consolidated statements of operations.

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

Income Tax Disclosure

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating ASU 2023-09 to determine its impact on the Company's disclosures, however, the Company does not expect ASU 2023-09 to have a material impact.

NOTE C – PATENTS

The Company’s intangible assets at March 31, 2024 include patents with estimated remaining economic useful lives ranging from 9 to 15 years. For all periods presented, all of the Company’s patents were subject to amortization. The gross carrying amounts and accumulated amortization related to acquired intangible assets as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Gross carrying amount – patents	$8,473,000	$8,473,000
Accumulated amortization – patents	(7,177,000)	(7,147,000)
Patents, net	$1,296,000	$1,326,000

NOTE C – PATENTS (continued)

Amortization expense for the three months ended March 31, 2024 and 2023 was $30,000 and $83,000, respectively. Future amortization of intangible assets for the next five years and thereafter is as follows:

For the years ended December 31,
2024 – remaining	$90,000
2025	120,000
2026	120,000
2027	119,000
2028	116,000
Thereafter	731,000
Total	$1,296,000

The expiration dates of patents within the Company’s M2M/IoT Patent Portfolio range from September 2033 to May 2034. The expiration dates within the Company’s HFT Patent Portfolio range from October 2039 to November 2039. All of the patents within the Company’s Mirror Worlds Patent Portfolio, Cox Patent Portfolio and the Remote Power Patent have expired.

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

As of March 31, 2024, there were 121,250 shares of common stock subject to outstanding awards under the 2022 Plan and 2,110,000 shares of common stock available for issuance under the 2022 Plan.

A summary of restricted stock unit activity for the three months ended March 31, 2024 is as follows (each restricted stock unit issued by the Company represents the right to receive one share of the Company’s common stock):

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance of restricted stock units outstanding at December 31, 2023	587,500	$1.81
Grants of restricted stock units	70,000	2.17
Vested restricted stock units	(111,250)	(2.45)
Balance of restricted stock units outstanding at March 31, 2024	546,250	$1.72

Restricted stock unit compensation expense was $115,000 and $161,000 for the three months ended March 31, 2024 and 2023, respectively. Stock-based compensation expense is included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

The Company had an aggregate of $545,000 of unrecognized restricted stock unit compensation as of March 31, 2024 to be expensed over a weighted average period of 1.7 years.

NOTE D – STOCK-BASED COMPENSATION (continued)

All of the Company’s outstanding (unvested) restricted stock units have dividend equivalent rights. During the three months ended March 31, 2024, the Company paid a total of $35,000 of such dividend equivalent rights. As of March 31, 2024 and December 31, 2023, there was $96,000 and $99,000, respectively, accrued for dividend equivalent rights which were included in other accrued expenses.

NOTE E – LOSS PER SHARE

Basic loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options and restricted stock units. Potentially dilutive shares of 546,250 and 571,250 at March 31, 2024 and 2023, respectively, consisted of outstanding restricted stock units. and stock options. However, since the Company generated a net loss in 2024 and 2023, all potentially dilutive shares were not reflected in diluted net loss per share because the impact of such instruments was anti-dilutive.

Computations of basic and diluted weighted average common shares outstanding were as follows:

	Three Months Ended March 31,
	2024	2023
Weighted-average common shares outstanding – basic	23,540,468	23,866,821
Dilutive effect of restricted stock units and stock options	—	—
Weighted-average common shares outstanding – diluted	23,540,468	23,866,821
Restricted stock units excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive	546,250	571,250

NOTE F – MARKETABLE SECURITIES

Marketable securities as of March 31, 2024 and December 31, 2023 were composed of the following:

	March 31, 2024
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value

Certificates of deposit	$6,170,000	$—	$(17,000)	$6,153,000
Government securities	11,357,000	63,000	(21,000)	11,399,000
Fixed income mutual funds	7,610,000	127,000	—	7,737,000
Total marketable securities	$25,137,000	$190,000	$(38,000)	$25,289,000

	December 31, 2023
	Cost Basis	Unrealized Gains		Unrealized Losses	Fair Value

Certificates of Deposit	$6,112,000	$	―	$(35,000)	$6,077,000
Government Securities	14,701,000		127,000	(10,000)	14,818,000
Fixed income mutual funds	7,585,000		91,000	—	7,676,000
Total marketable securities	$28,398,000		$218,000	$(45,000)	$28,571,000

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

NOTE G – COMMITMENTS AND CONTINGENCIES (continued)

[2] Patent Acquisitions

On March 25, 2022, the Company completed the acquisition of a new patent portfolio (HFT Patent Portfolio) currently consisting of nine U.S. patents and two pending U.S. patents covering certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems where the difference between success and failure may be measured in nanoseconds. The Company paid the seller $500,000 at the closing and has an obligation to pay the seller an additional $500,000 in cash and $375,000 of the Company’s common stock (up to a maximum of 375,000 shares) upon achieving certain milestones with respect to the patent portfolio. The Company also has an additional obligation to pay the seller 15% of the first $50 million of net proceeds (after deduction of expenses) generated by the patent portfolio and 17.5% of net proceeds greater than $50 million. No such payments were made by the Company during the three months ended March 31, 2024 and 2023.

In connection with the Company’s acquisition of its Cox Patent Portfolio, the Company is obligated to pay Dr. Cox 12.5% of the net proceeds (after deduction of expenses) generated by the Company from licensing, sale or enforcement of the patent portfolio. No such payments were made by the Company during the three ended March 31, 2024 and 2023.

As part of the acquisition of the Mirror Worlds Patent Portfolio, the Company also entered into an agreement with Recognition Interface, LLC (“Recognition”) pursuant to which Recognition received from the Company an interest in the net proceeds realized from the monetization of the Mirror Worlds Patent Portfolio, as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; and (iii) 20% of any portion of the net proceeds in excess of $250 million.  Since entering into the agreement with Recognition in May 2013, the Company has paid Recognition an aggregate of $3,127,000 with respect to such net proceeds interest related to the Mirror Worlds Patent Portfolio. No such payments were made by the Company during the three months ended March 31, 2024 and 2023.

In connection with the Company’s acquisition of its M2M/IoT Patent Portfolio, the Company is obligated to pay M2M 14% of the first $100 million of net proceeds (after deduction of expenses) and 5% of net proceeds greater than $100 million from Monetization Activities (as defined) related to the patent portfolio. In addition, M2M will be entitled to receive from the Company $250,000 of additional consideration upon the occurrence of certain future events related to the patent portfolio. No such payments were made by the Company during the three months ended March 31, 2024 and 2023.

[3] Leases

The Company has one operating lease for its principal office space in New Canaan, Connecticut that expires on April 30, 2025. The Company pays a base rent of $5,500 for such office space. On September 29, 2023, the Company exercised its early termination right under the lease effective December 31, 2023 which was subsequently extended to March 31, 2024. On March 28, 2024, the Company agreed to revoke its exercise of its early termination right and the lease expires on April 30, 2025.

NOTE G – COMMITMENTS AND CONTINGENCIES (continued)

The calculated incremental borrowing rate was approximately 4.2%, which was calculated based on the remaining lease term of 3 years as of May 1, 2022. There are no material residual guarantees associated with the Company’s lease and there are no significant restrictions or covenants included in the Company’s lease agreement.

The remaining lease term as of March 31, 2024 is thirteen (13) months.

Right of use lease assets and related lease obligations for the Company’s operating leases were recorded in the unaudited condensed consolidated balance sheets as follows:

	As of March 31, 2024	As of December 31, 2023

Operating lease right-of-use assets	$75,000	$16,000

Operating lease obligations – current	$57,000	$23,000
Operating lease obligations – non-current	24,000	—
Total lease obligations	$81,000	$23,000

The table below presents certain information related to the Company’s lease costs for the period ended:

	For the Three Months Ended March 31,
	2024	2023

Operating lease cost	$17,000	$19,000
Short-term lease cost	—	—
Total lease cost	$17,000	$19,000

Future lease payments included in the measurement of lease liabilities on the unaudited condensed consolidated balance sheet as of March 31, 2024, were as follows:

Operating Leases
2024 – remaining period	$59,000
2025	26,000
Total future minimum lease payments	85,000
Less imputed interest	(4,000)
Total operating lease liability	$81,000

NOTE H – EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

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

Under the terms of the Agreement (which terms are substantially the same as the prior employment agreement with the Chairman and Chief Executive Officer), so long as the Chairman and Chief Executive Officer continues to serve as an executive officer of the Company, whether pursuant to the Agreement or otherwise, the Chairman and Chief Executive Officer shall also receive incentive compensation in an amount equal to 10% of the Company’s gross royalties or other payments from Licensing Activities (as defined) (without deduction of legal fees or any other expenses) with respect to its Remote Power Patent and a 10% net interest (gross royalties and other payments after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company’s royalties and other payments relating to Licensing Activities with respect to patents other than the Remote Power Patent (including all of the Company’s patent portfolios and its investment in ILiAD Biotechnologies) (collectively, the “Incentive Compensation”). During the three months ended March 31, 2024 and 2023, the Chairman and Chief Executive Officer earned Incentive Compensation of $0 and $27,000, respectively.

NOTE I – LEGAL PROCEEDINGS

[1] On April 4, 2014 and December 3, 2014, the Company initiated litigation against Google Inc. (“Google”) and YouTube, LLC (“YouTube”) in the U.S. District Court for the Southern District of New York for infringement of several of its patents within its Cox Patent Portfolio acquired from Dr. Cox which relate to the identification of media content on the Internet. The lawsuit alleges that Google and YouTube have infringed and continue to infringe certain of the Company’s patents by making, using, selling and offering to sell unlicensed systems and related products and services, which include YouTube’s Content ID system. The litigations against Google and YouTube were subject to court ordered stays which were in effect from July 2, 2015 until January 2, 2019 as a result of proceedings at the Patent Trial and Appeal Board (PTAB) and the appeals of PTAB Final Written Decisions to the U.S. Court of Appeals for the Federal Circuit. Pursuant to a Joint Stipulation and Order Regarding Lifting of Stays, entered on January 2, 2019, the parties agreed, among other things, that the stays with respect to the litigations were lifted. In January 2019, the two litigations against Google and YouTube were consolidated. Discovery has been completed and the parties have each submitted summary judgment motions. On April 24, 2024, the U.S. District Court for the Southern District of New York issued a judgment dismissing the Company’s patent infringement claims finding that the asserted claims of two of the patents are invalid for indefiniteness and granting summary judgment that the asserted claims of another asserted patent are not infringed by Google’s accused system. The Court’s ruling disposes of all of the Company’s claims in the case. The Company is evaluating its alternatives, including an appeal of the Court’s rulings to the U.S. Court of Appeals for the Federal Circuit.

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

NOTE I – LEGAL PROCEEDINGS (continued)

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

[3] On December 15, 2020, the Company filed a lawsuit against NETGEAR, Inc. (“Netgear”) in the Supreme Court of the State of New York, County of New York, for breach of a Settlement and License Agreement, dated May 22, 2009, with the Company (the “Agreement”) for failure to make royalty payments, and provide corresponding royalty reports, to the Company based on sales of Netgear’s PoE products. On October 22, 2021, Netgear filed a Demand for Arbitration at the American Arbitration Association (“AAA”) seeking to arbitrate certain issues raised in the litigation. The Company objected to jurisdiction at the AAA. On April 1, 2022, the Court denied Netgear’s motion to compel arbitration. On April 22, 2022, Netgear filed a counterclaim in the Court action alleging that the Company breached the Agreement by not offering Netgear lower royalties. On September 22, 2022, the arbitration brought by Netgear was dismissed by the AAA on jurisdiction grounds. On August 27, 2023, the Court granted Netgear’s cross-motion for summary judgment and dismissed the Company’s claims and also denied the Company’s summary judgment motion with respect to Netgear’s counterclaim for breach of the license agreement. The Company appealed the Court decision. On February 20, 2024, the Appellate Division of the Supreme Court, State of New York, First Department, upheld the lower court ruling dismissing the Company’s complaint and granted the Company’s motion to dismiss Netgear’s counterclaim for breach of the most favored license provision concerning two licensees, but said there was a triable issue as to a third licensee. On March 17, 2024, the Company and Netgear settled the litigation and exchanged general releases ending the litigation.

[4] In October and November 2022, the Company initiated nine separate litigation against ten defendants for infringement of its Remote Power Patent seeking monetary damages based upon reasonable royalties, as follows: (i) On October 6, 2022, the Company initiated such litigation against Arista Networks, Inc., Fortinet, Inc., Honeywell International Inc. and Ubiquity Inc. in the United States District Court, District of Delaware; (ii) On October 27, 2022, and November 3, 2022, the Company initiated such litigation against TP-Link USA Corporation and Hikvision USA, Inc. in the United States District Court for the Central District of California; (iii) On November 4, 2022, the Company initiated such litigation against Panasonic Holdings Corporation and Panasonic Corporation of North America in the United States District Court for the Eastern District of Texas (Marshall Division); and (iv) On November 8, 2022 and November 16, 2022, the Company initiated such litigation against Antaira Technologies, LLC and Dahua Technology USA in the United States District Court for the Central District of California.

NOTE I – LEGAL PROCEEDINGS (continued)

The Company has entered into settlement agreements with all of the defendants in the above referenced litigations except Ubiquity Inc. and Honeywell International Inc. which remain pending. A conditional payment of $150,000 in one settlement has not yet been recognized as revenue because the terms of the conditional payment have not been satisfied.

NOTE J – INVESTMENT

During the period December 2018 through August 2022, the Company made aggregate investments of $7,000,000 in ILiAD Biotechnologies, LLC (“ILiAD”), a privately held clinical stage biotechnology company dedicated to the prevention and treatment of human disease caused by Bordetella pertussis. ILiAD is focused on validating its proprietary intranasal vaccine, BPZE1, for the prevention of pertussis (whooping cough). At March 31, 2024, the Company owned approximately 6.7% of the outstanding units of ILiAD on a non-fully diluted basis and 5.4% of the outstanding units on a fully diluted basis (after giving effect to the exercise all outstanding options and warrants). In connection with its initial investment, the Company’s Chairman and Chief Executive Officer obtained a seat on ILiAD’s Board of Managers and receives the same compensation for service on the Board of Managers as other non-management Board members.

For the three months ended March 31, 2024 and 2023, the Company recorded an allocated net loss from its equity method investment in ILiAD of $628,000 and $674,000, respectively.

The difference between the Company’s share of equity in ILiAD’s net assets and the purchase price of the investment is due to an excess amount paid over the book value of the investment of $6,054,000, which is accounted for as equity method goodwill.

The following table provides certain summarized financial information for ILiAD (the equity method investee) for the periods presented and has been compiled from ILiAD’s unaudited financial statements, reported on one quarter lag.

	Three Months Ended
	December 31,
	2023	2022
Loss from continuing operations	$(10,091,000)	$(3,466,000)
Comprehensive loss	$(9,470,000)	$(9,911,000)

NOTE K – STOCK REPURCHASES

On June 13, 2023, the Board of Directors authorized an extension and increase of the Company’s share repurchase program (the “Share Repurchase Program”) to repurchase up to $5,000,000 of common stock over the subsequent 24 month period. The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion. The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors. The Share Repurchase Program may be increased, suspended or discontinued at any time. Since inception of the Share Repurchase Program through March 31,2024, the Company has repurchased an aggregate of 9,724,540 shares of its common stock at an aggregate cost of $18,894,986 (exclusive of commissions) or an average per share price of $1.97.

NOTE K – STOCK REPURCHASES (continued)

During the three months ended March 31, 2024, the Company repurchased an aggregate of 83,744 shares of its common stock at an aggregate cost of $182,070 (exclusive of commissions) or an average per share price of $2.17.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations occurring on or after January 1, 2023. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. The excise tax applies in cases where the total value of the stock repurchase during the taxable year exceeds $1,000,000. As such, the Company did not incur the 1% excise tax during the three months ended March 31, 2024.

At March 31, 2024, the dollar value of remaining shares that may be repurchased under the Share Repurchase Program was $4,190,635.

NOTE L – CONCENTRATIONS

The Company maintains cash and certificates of deposit in accounts at financial institutions. The accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. At March 31, 2024, the Company had $1,153,000 cash and certificates of deposit in excess of the FDIC insured limit. The Company maintains cash equivalents in brokerage accounts at financial institutions. At March 31, 2024, the Company had cash equivalents of $18,040,000 in these brokerage accounts.

NOTE M – DIVIDEND POLICY

The Company’s dividend policy consists of semi-annual cash dividends of $0.05 per share ($0.10 per share annually) anticipated to be paid in March and September of each year. The Company has paid semi-annual cash dividends consistent with its policy, including a cash dividend in March 2024 of $1,175,000. The Company’s dividend policy undergoes a periodic review by the Board of Directors and is subject to change at any time depending upon the Company’s earnings, financial requirements and other factors existing at the time.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

Our principal business is the development, licensing and protection of our intellectual property assets. We presently own one-hundred two (102) U.S. patents and fifteen (15) foreign patents relating to:(i) our Cox Patent Portfolio relating to enabling technology for identifying media content on the Internet and taking further action to be performed after such identification; (ii) our M2M/IoT Patent Portfolio relating to, among other things, enabling technology for authenticating and using eSim (embedded Subscriber Identification Module) technology in IoT, Machine-to-Machine and other mobile devices, including smartphones, tablets and computers as well as automobiles; (iii) our HFT Patent Portfolio covering certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems where the difference between success and failure may be measured in nanoseconds; (iv) our Mirror Worlds Patent Portfolio relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; and (v) our Remote Power Patent covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras.

With respect to our one-hundred two (102) U.S. patents, fifty-four (54) of such patents have expired. However, we can assert expired patents against third parties but only for past damages up to the patent expiration date. We currently have pending litigation involving expired patents including our Remote Power Patent and certain patents within our Cox and Mirror Worlds Patent Portfolios (see Note I to our unaudited condensed consolidated financial statements included herein). Our revenue is largely dependent upon our ability to achieve successful litigation outcomes.

At March 31, 2024, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $43,394,000 and working capital of $43,067,000. Based on our cash position, we review opportunities to acquire additional intellectual property as well as evaluate other strategic opportunities.

To date we have invested $7,000,000 in ILiAD, a clinical stage biotechnology company with an exclusive license to seventy (70) patents (see Note J to our unaudited condensed consolidated financial statements included herein). Our investment continues to involve significant risk and the outcome is uncertain.

We have been dependent upon our Remote Power Patent for a significant portion of our revenue. Our Remote Power Patent has generated licensing revenue in excess of $188,000,000 from May 2007 through March 31, 2024. We no longer receive licensing revenue for our Remote Power Patent for any period subsequent to March 7, 2020 (the expiration date of the patent). During the fourth quarter of 2022, we commenced nine separate litigations against ten defendants involving our Remote Power Patent for patent infringement for the period prior to March 7, 2020. During the year ended December 31, 2023, we entered into settlements with eight defendants with respect to the aforementioned litigation resulting in aggregate settlement payments made to us of $2,601,000 and a future conditional payment of $150,000 (see Note I[4] hereof). All of our revenue for 2023 was from these settlements involving our Remote Power Patent. If we are unable to successfully monetize our other patent portfolios or achieve a successful outcome of our investment in ILiAD, our business, financial condition and results of operations will be negatively impacted.

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

In 2024 and future years we could be classified as a Personal Holding Company. If this is the case, we would be subject to a 20% tax on the amount of any undistributed personal holding company income (as defined) for such year that we do not distribute to our shareholders (see Note B[4] to our unaudited condensed consolidated financial statements included in this Quarterly Report).

RESULTS OF OPERATIONS

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Revenue. We had no revenue for the three months ended March 31, 2024 and revenue of $537,000 for the three months ended March 31, 2023. Our revenue for the three months ended March 31, 2023 was from litigation settlements involving our Remote Power Patent (see Note I[4] and Note B[2] to our unaudited condensed consolidated financial statements).

Operating Expenses. Operating expenses for the three months ended March 31, 2024 were $918,000 as compared to $1,313,000 for the three months ended March 31, 2023. The decrease in operating expenses of $395,000 was primarily as a result of decreases in costs of revenue of $151,000 due to no litigation settlements, professional fees of $79,000 due to decreased legal fees, general and administrative expenses of $112,000 and patent amortization of $53,000 due to patents expiring in 2023.

General and administrative expenses were $669,000 for the three months ended March 31, 2024 as compared to $781,000 for the three months ended March 31,2023. The decrease in general and administrative expenses of $112,000 was primarily due to a decrease in compensation expense of $121,000 in 2024 as a result of severance payments accrued in the comparable period of 2023 and lower stock-based compensation expense of $46,000 as a result of increased restricted stock units vesting in 2023, offset by an increase in state franchise and capital taxes of $60,000.

Interest and Dividend Income. Interest and dividend income for the three months ended March 31, 2024 was $431,000 as compared to $310,000 for the three months ended March 31, 2023 primarily as a result of moderately higher interest rates in 2024 compared to 2023.

Realized and Unrealized Loss on Marketable Securities. For the three months ended March 31, 2024, we recorded realized and unrealized gains on marketable securities of $48,000, as compared to $364,000 for the three months ended March 31, 2023 largely due to the timing of the maturities of fixed income investments and a relatively stable interest rate environment.

Income Taxes. For the three months ended March 31, 2024, we had no current tax expense for federal, state and local income taxes and a deferred tax benefit of $147,000. For the three months ended March 31, 2023, we had no current tax expense for federal, state and local income taxes and a deferred tax expense of $153,000.

Share of Net Losses of Equity Method Investee. We recognized $628,000 of net losses during the three month period ended March 31, 2024 related to our equity share of ILiAD net losses, as compared to a recognized net loss of $674,000 for the three months ended March 31, 2023. ILiAD, as a clinical stage biotechnology company, is anticipated to continue to incur losses (see Note J to our unaudited condensed consolidated financial statements included herein).

Net Loss. As a result of the foregoing, we realized a net loss of $920,000 or $0.04 per share basic and diluted for the three months ended March 31,2024, compared with a net loss of $623,000 or $0.03 per share basic and diluted for the three months ended March 31, 2023. Our increased net loss for the three months ended March 31,2024 was primarily due to no revenue for the period as compared to revenue of $537,000 for the three month period ended March 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from revenue from licensing our patents. At March 31, 2024, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $43,394,000 and working capital of $43,067,000. Based on our current cash position, we believe that we will have sufficient cash to fund our operations for the next twelve months and the foreseeable future. Our patent infringement litigation or realization of our investment in ILiAD may result in a material increase in our liquidity and capital resources.

Working capital decreased by $1,783,000 at March 31, 2024 to $43,067,000 as compared to working capital of $44,850,000 at December 31, 2023. The decrease in working capital was primarily due to payment of dividends of $1,175,000, cash used in operating activities of $596,000, and repurchases of common stock of $186,000.

Net cash used in operating activities for the three months ended March 31, 2024 increased by $306,000 from $290,000 for the three months ended March 31, 2023, to $596,000 for the three months ended March 31, 2024, primarily as a result of a higher net loss in 2024 compared to 2023.

Net cash provided by investing activities during the three months ended March 31, 2024 increased by $4,921,000 to $3,262,000 as compared to net cash used by investing activities of $1,659,000 for the three months ended March 31, 2023, primarily as a result of net investment shifting from marketable securities to investments in securities classified as cash and cash equivalents.

Net cash used in financing activities for the three months ended March 31,2024 and 2023 was $1,457,000 and $1,580,000, respectively. The change of $123,000 primarily resulted from a reduction in repurchases of treasury shares of $120,000 in 2024.

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

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of our financial statements included in this Quarterly Report on Form 10-Q requires management to make estimates that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from the period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statements that require estimation but are not deemed critical, as defined above.

For a detailed discussion of our significant accounting policies and related judgements, see Note B to our consolidated financial statements included herein.

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

(b)           Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31,2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a description of our legal proceedings see Note I to our unaudited condensed consolidated financial statements included in this Quarterly Report and Item 3. Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2023 (filed with the SEC on March 8, 2024). During the three months ended March 31, 2024 and to date, no material events occurred with respect to our legal proceedings, except (i) with respect to our litigation with Netgear, on February 20, 2024, the Appellate Division of the Supreme Court, State of New York, First Department, upheld the lower court ruling dismissing our complaint and granted our motion to dismiss Netgear’s counterclaim for breach of the most favored license provision concerning two licensees, but said there was a triable issue of fact as to a third licensee. On March 17, 2024, we entered into a settlement agreement with Netgear and exchanged general releases ending the litigation (see Note I[3] to our unaudited condensed consolidated financial statements included herein); and (ii) On April 24, 2024, in connection with our patent infringement litigation against Google Inc and You Tube, LLC, the U.S. District Court for the Southern District of New York issued a judgment dismissing our patent infringement claims finding that the asserted claims of two of the patents are invalid for indefiniteness and granting summary judgment that the asserted claims of another asserted patent are not infringed by Google’s accused system. The Court’s ruling disposes of all of our claims in the case. We are evaluating our alternatives, including an appeal of the Court’s rulings to the U.S. Court of Appeals for the Federal Circuit (see Note I[1] to our unaudited condensed consolidated financial statements included herein).

ITEM 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and trading price of our common stock. Investors should carefully consider the risks described in this Quarterly Report on Form 10-Q for the three months ended March 31, 2024, and our Annual Report on Form 10-K for the year ended December 31, 2023 (pages 10-19), filed with the SEC on March 8, 2024.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Issuances of Unregistered Securities

There were no such issuances during the three months ended March 31, 2024.

Stock Repurchases

On June 13, 2023, our Board of Directors authorized an extension and increase of the Share Repurchase Program to repurchase up to $5,000,000 of shares of our common stock over the subsequent 24 month period. The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions at our discretion. The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors. The Share Repurchase Program may be increased, suspended or discontinued at any time. Since inception of the Share Repurchase Program in August 2011 through March 31, 2024, we have repurchased an aggregate of 9,724,540 shares of our common stock at an aggregate cost of $18,894,986 (exclusive of commissions) or an average per share price of $1.97. During the three months ended March 31, 2024, we repurchased an aggregate of 83,744 shares of our common stock at an aggregate cost of $182,070 or an average per share price of $2.17. At March 31, 2024, the remaining dollar value of shares that may be repurchased under the Share Repurchase Program was $4,190,635.

During the months of January, February and March 2024, we purchased common stock pursuant to our Share Repurchase Program as indicated below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January 1 to January 31, 2024	11,712	2.15	11,712	4,347,476
February 1 to February 29, 2024	50,414	2.21	50,414	4,236,291
March 1 to March 31, 2024	21,618	2.11	21,618	4,190,635
Total	83,744	2.17	83,744

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

NETWORK-1 TECHNOLOGIES, INC.

Date: May 10, 2024	By:	/s/ Corey M. Horowitz
Corey M. Horowitz Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2024	By:	/s/ Robert Mahan
Robert Mahan Chief Financial Officer (Principal Financial Officer)