Form 10-Q
period 2024-09-30
NETWORK-1 TECHNOLOGIES, INC.
filed 2024-10-24
CIK 1065078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to__________

Commission File Number  1-15288

NETWORK-1 TECHNOLOGIES, INC.

 (Exact Name of Registrant as Specified in Its Charter)

Delaware	11-3027591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

65 Locust Avenue, Third Floor New Canaan, Connecticut	06840
(Address of principal executive offices)	(Zip Code)

203-920-1055

(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NTIP	NYSE American

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

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding as of October 21, 2024 was 23,036,537.

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

Item 1. Condensed Consolidated Financial Statements

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2024	December 31, 2023
ASSETS CURRENT ASSETS:
Cash and cash equivalents	$14,315,000	$16,896,000
Marketable securities, at fair value	27,201,000	28,571,000
Other current assets	141,000	206,000
TOTAL CURRENT ASSETS	41,657,000	45,673,000
OTHER ASSETS:
Patents, net of accumulated amortization	1,236,000	1,326,000
Equity investment	3,636,000	5,249,000
Operating leases right-of-use asset	43,000	16,000
Security deposit	13,000	13,000
Total Other Assets	4,928,000	6,604,000
TOTAL ASSETS	$46,585,000	$52,277,000
LIABILITIES AND STOCKHOLDERS’ EQUITY: CURRENT LIABILITIES:
Accounts payable	$371,000	$125,000
Accrued payroll	6,000	378,000
Other accrued expenses	182,000	297,000
Operating lease obligation, current	40,000	23,000
Total Current Liabilities	599,000	823,000
LONG TERM LIABILITIES:
Deferred tax liability	407,000	762,000
TOTAL LIABILITIES	1,006,000	1,585,000
COMMITMENTS AND CONTINGENCIES (Note G)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, authorized 10,000,000 shares; none issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; authorized 50,000,000 shares; 23,110,495 and 23,553,908 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	231,000	235,000
Additional paid-in capital	67,757,000	67,446,000
Accumulated deficit	(22,409,000)	(16,989,000)

TOTAL STOCKHOLDERS’ EQUITY	45,579,000	50,692,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,585,000	$52,277,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September,		Nine Months Ended September,
	2024	2023	2024	2023

REVENUE	$—	$—	$100,000	$820,000

OPERATING EXPENSES:
Costs of revenue	—	—	28,000	232,000
Professional fees and related costs	290,000	109,000	656,000	466,000
General and administrative	576,000	679,000	1,764,000	2,070,000
Amortization of patents	30,000	71,000	90,000	236,000

TOTAL OPERATING EXPENSES	896,000	859,000	2,538,000	3,004,000

OPERATING LOSS	(896,000)	(859,000)	(2,438,000)	(2,184,000)
OTHER INCOME:
Interest and dividend income, net	524,000	406,000	1,407,000	1,161,000
Net realized and unrealized gain on marketable securities	293,000	131,000	395,000	420,000
Total other income, net	817,000	537,000	1,802,000	1,581,000
LOSS BEFORE INCOME TAXES AND SHARE OF NET LOSSES OF EQUITY METHOD INVESTEE	(79,000)	(322,000)	(636,000)	(603,000)

INCOME TAXES PROVISION:
Current	—	(13,000)	—	(13,000)
Deferred taxes, net	(71,000)	(31,000)	(355,000)	(278,000)
Total income tax benefit	(71,000)	(44,000)	(355,000)	(229,000)

LOSS BEFORE SHARE OF NET LOSS OF EQUITY METHOD INVESTEE:	(8,000)	(278,000)	(281,000)	(312,000)

SHARE OF NET LOSS OF EQUITY METHOD INVESTEE	(308,000)	(532,000)	(1,613,000)	(1,597,000)
NET LOSS	$(316,000)	$(810,000)	$(1,894,000)	$(1,909,000)
Net loss per share
Basic	$(0.01)	$(0.03)	$(0.08)	$(0.08)
Diluted	$(0.01)	$(0.03)	$(0.08)	$(0.08)

Weighted average common shares outstanding:
Basic	23,126,480	23,803,567	23,337,716	23,867,204
Diluted	23,126,480	23,803,567	23,337,716	23,867,204

Cash dividends declared per share	$0.05	$0.05	$0.10	$0.10
NET LOSS	$(316,000)	$(810,000)	$(1,894,000)	$(1,909,000)

OTHER COMPREHENSIVE LOSS
Net unrealized holding gain on corporate bonds and notes during the period, net of tax	—	14,000	—	14,000

COMPREHENSIVE LOSS	$(316,000)	$(796,000)	$(1,894,000)	$(1,895,000)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance – January 1, 2024	23,553,908	$235,000	$67,446,000	$(16,989,000)	—	$50,692,000
Dividends and dividend equivalents declared	—	—	—	(1,207,000)	—	(1,207,000)
Stock-based compensation	—	—	115,000	—	—	115,000
Vesting of restricted stock units	111,250	1,000	(1,000)	—	—	—
Value of shares delivered to pay withholding taxes	(28,853)	—	—	(61,000)	—	(61,000)
Treasury stock purchased and retired	(83,744)	(1,000)	—	(185,000)	—	(186,000)
Net loss	—	—	—	(920,000)	—	(920,000)
Balance – March 31, 2024	23,552,561	$235,000	$67,560,000	$(19,362,000)	—	$48,433,000
Stock-based compensation	—	—	95,000	—	—	95,000
Vesting of restricted stock units	11,250	1,000	(1,000)	—	—	—
Treasury stock purchased and retired	(373,701)	(4,000)	—	(693,000)	—	(697,000)
Net loss	—	—	—	(658,000)	—	(658,000)
Balance – June 30, 2024	23,190,110	$232,000	$67,654,000	$(20,713,000)	—	$47,173,000
Dividends and dividend equivalents declared	—	—	—	(1,181,000)	—	(1,181,000)
Stock-based compensation	—	—	103,000	—	—	103,000
Vesting of restricted stock units	40,000	—	—	—	—	—
Treasury stock purchased and retired	(119,615)	(1,000)	—	(199,000)	—	(200,000)
Net loss	—	—	—	(316,000)	—	(316,000)
Balance – September 30, 2024	23,110,495	$231,000	$67,757,000	$(22,409,000)	—	$45,579,000

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

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,894,000)	$(1,909,000)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of patents	90,000	236,000
Stock-based compensation	313,000	388,000
Loss allocated from equity method investment	1,613,000	1,597,000
Unrealized gain on marketable securities	(244,000)	(27,000)
Deferred tax (benefit) expense	(355,000)	(278,000)
Amortization of operating leases – right of use assets	48,000	47,000

Changes in operating assets and liabilities:
Other current assets	65,000	307,000
Prepaid taxes	—	(131,000)
Security deposit	—	(13,000)
Accounts payable	246,000	(257,000)
Income taxes payable	—	(89,000)
Operating lease obligations	(58,000)	(52,000)
Accrued expenses	(509,000)	(572,000)
NET CASH USED IN OPERATING ACTIVITIES	(685,000)	(753,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities	13,582,000	44,488,000
Purchases of marketable securities	(11,968,000)	(33,138,000)

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,614,000	11,350,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,366,000)	(2,371,000)
Value of shares delivered to fund payment of withholding taxes	(61,000)	(83,000)
Repurchases of common stock, inclusive of commissions and excise tax	(1,083,000)	(705,000)

NET CASH USED IN FINANCING ACTIVITIES:	(3,510,000)	(3,159,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(2,581,000)	7,438,000

CASH AND CASH EQUIVALENTS, beginning of period	16,896,000	13,448,000

CASH AND CASH EQUIVALENTS, end of period	$14,315,000	$20,886,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	—	—
Income taxes	—	$67,000

NON-CASH FINANCING ACTIVITIES
Accrued dividend rights on restricted stock units	$59,000	$22,000
Right of use asset for lease liability	$75,000	$98,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS

[1] BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of the management of Network-1 Technologies, Inc. (the “Company”), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company’s financial position as of September 30, 2024, and the results of its operations and comprehensive loss and its changes in stockholders’ equity for the three and nine months periods ended September 30, 2024 and September 30, 2023, and the statement of cash flows for the nine months ended September 30, 2024 and September 30, 2023.  The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP may have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2024. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations to be expected for the full year.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Mirror Worlds Technologies, LLC and HFT Solutions, LLC. All intercompany balances and transactions have been eliminated in consolidation.

[2] BUSINESS

The Company is engaged in the development, licensing and protection of its intellectual property assets. The Company presently owns one-hundred four (104) U.S. patents, fifty-four (54) of such patents have expired, and sixteen (16) foreign patents related to (i) the Cox patent portfolio (the “Cox Patent Portfolio) relating to enabling technology for identifying media content on the Internet and taking further actions to be performed after such identification; (ii) the M2M/IoT patent portfolio (the “M2M/IoT Patent Portfolio”) relating to, among other things, enabling technology for authenticating and using eSIM (embedded Subscriber Identification Module) technology in Internet of Things (“IoT”), Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers, as well as automobiles; (iii) the HFT patent portfolio (the “HFT Patent Portfolio”) covering certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems where the difference between success and failure may be measured in nanoseconds; (iv) the Mirror Worlds patent portfolio (the “Mirror Worlds Patent Portfolio”) relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; and (v) the remote power patent (the “Remote Power Patent”) covering delivery of Power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras.

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

The Company determines revenue recognition through the following steps:

•	identification of the license agreement, the final judgment or the litigation settlement agreement;
•	identification of the performance obligations in the license agreement, the final judgment or the litigation settlement agreement;
•	determination of the consideration for the license, final judgment or settlement;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when the Company satisfies its performance obligations.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue disaggregated by source is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023

Litigation settlements	$100,000	$820,000	$—	$—
Total Revenue	$100,000	$820,000	$—	$—

During the three months ended September 30, 2024 and 2023, the Company had no revenue.

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

The Company accounts for income taxes in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740, Income Taxes (ASC 740), which requires the Company to use the assets and liability method of accounting for income taxes. Under the assets and liability method, deferred income taxes are recognized for the tax consequences of

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

temporary (timing) differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forwards. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. As of September 30, 2024, the Company had total deferred tax assets generated from its activities of $1,367,000. The Company’s deferred tax assets were offset by a valuation allowance of $1,367,000 as it was determined that it is more likely than not that certain deferred tax assets will not be realized. As of September 30, 2024, the Company also had a deferred tax liability of $407,000.

The personal holding company (“PHC”) rules under the Internal Revenue Code impose a 20% tax on a PHC’s undistributed personal holding company income (“UPHCI”), which means, in general, taxable income subject to certain adjustments and reduced by certain distributions to shareholders. For a corporation to be classified as a PHC, it must satisfy two tests: (i) that more than 50% in value of its outstanding shares must be owned directly or indirectly by five or fewer individuals at any time during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the “Ownership Test”) and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the “Income Test”). At September 30, 2024, based on available information concerning the Company’s shareholder ownership, the Company did not satisfy the Ownership Test. However, during the second half of 2024 the Company may subsequently be determined to be a PHC in 2024 or in future years if it satisfies both the Ownership Test and Income Test. If the Company were to become a PHC in 2024 or any future year, it would be subject to the 20% tax on its UPHCI. In such event, the Company may issue a special cash dividend to its shareholders in an amount equal to the UPHCI rather than incur the 20% tax.

ASC 740-10, Accounting for Uncertainty in Income Taxes, defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company had no uncertain tax positions as of September 30, 2024.

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

Segments

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for all entities for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating ASU 2023-07 to determine its impact on the Company's disclosures, however, the Company does not expect ASU 2023-07 to have a material impact on the Company’s consolidated financial statements.

Income Tax Disclosure

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating ASU 2023-09 to determine its impact on the Company's disclosures, however, the Company does not expect ASU 2023-09 to have a material impact on the Company’s consolidated financial statements.

NOTE C – PATENTS

The Company’s intangible assets at September 30, 2024, include patents with estimated remaining economic useful lives ranging from 9 to 15 years. For all periods presented, all of the Company’s patents were subject to amortization. The gross carrying amounts and accumulated amortization related to acquired intangible assets as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023

Gross carrying amount – patents	$8,473,000	$8,473,000
Accumulated amortization – patents	(7,237,000)	(7,147,000)
Patents, net	$1,236,000	$1,326,000

Amortization expense for the three months ended September 30, 2024 and 2023 was $30,000 and $71,000, respectively. Amortization expense for the nine months ended September 30, 2024 and 2023 was $90,000 and $236,000, respectively. Future amortization of intangible assets for the next five years and thereafter is as follows:

For the Years Ended December 31,
2024 – remaining	$30,000
2025	120,000
2026	120,000
2027	119,000
2028	116,000
Thereafter	731,000
Total	$1,236,000

NOTE C – PATENTS (CONTINUED)

The expiration dates of patents within the Company’s M2M/IoT Patent Portfolio range from September 2033 to May 2034. The expiration dates within the Company’s HFT Patent Portfolio range from October 2039 to February 2040. All of the patents within the Company’s Mirror Worlds Patent Portfolio, Cox Patent Portfolio and the Remote Power Patent have expired.

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

As of September 30, 2024, there were 70,000 shares of common stock subject to outstanding awards under the 2022 Plan and 2,110,000 shares of common stock available for issuance under the 2022 Plan. In addition, there were 425,000 shares of common stock subject to outstanding awards under the 2013 Plan.

A summary of restricted stock unit activity for the nine months ended September 30, 2024 is as follows (each restricted stock unit issued by the Company represents the right to receive one share of the Company’s common stock):

	Number of Shares	Weighted-Average Grant Date Fair Value

Balance of restricted stock units outstanding at December 31, 2023	587,500	$1.81
Grants of restricted stock units	70,000	2.17
Vested restricted stock units	(162,500)	(2.38)
Balance of restricted stock units outstanding at September 30, 2024	495,000	$1.67

Restricted stock unit compensation expense was $103,000 and $121,000 for the three months ended September 30, 2024 and 2023, respectively. Restricted stock unit expense was $313,000 and $388,000 for the nine months ended September 30, 2024 and 2023, respectively. Stock-based compensation expense is included in general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

The Company had an aggregate of $347,000 of unrecognized restricted stock unit compensation as of September 30, 2024 to be expensed over a weighted average period of 1.31 years.

All of the Company’s outstanding (unvested) restricted stock units have dividend equivalent rights. During the three and nine months ended September 30, 2024, the Company paid a total of $0 and $37,000, respectively, of such dividend equivalent rights. As of September 30, 2024 and December 31, 2023, there was $121,000 and $99,000, respectively, accrued for dividend equivalent rights which were included in other accrued expenses.

NOTE E – LOSS PER SHARE

Basic loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of options and restricted stock units. Potentially dilutive shares of 495,000 and 598,750 at September 30, 2024 and 2023, respectively, consisted of outstanding restricted stock units. and stock options. However, since the Company generated a net loss in 2024 and 2023, all potentially dilutive shares were not reflected in diluted net loss per share because the impact of such instruments was anti-dilutive.

Computations of basic and diluted weighted average common shares outstanding were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
Weighted-average common shares outstanding – basic	23,337,716	23,867,204	23,126,480	23,803,567
Dilutive effect of restricted stock units and stock options	—	—	—	—
Weighted-average common shares outstanding – diluted	23,337,716	23,867,204	23,126,480	23,803,567
Restricted stock units excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive	495,000	598,750	495,000	598,750

NOTE F – MARKETABLE SECURITIES

Marketable securities as of September 30, 2024 and December 31, 2023 were composed of the following:

	September 30, 2024
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value

Certificates of deposit	$755,000	$13,000	$—	$768,000
Government securities	16,919,000	158,000	(8,000)	17,069,000
Fixed income mutual funds	8,608,000	251,000	—	8,859,000
Corporate bonds and notes	502,000	3,000	—	505,000
Total marketable securities	$26,784,000	$425,000	$(8,000)	$27,201,000

	December 31, 2023
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value

Certificates of deposit	$6,112,000	$—	$(35,000)	$6,077,000
Government securities	14,701,000	127,000	(10,000)	14,818,000
Fixed income mutual funds	7,585,000	91,000	—	7,676,000
Total marketable securities	$28,398,000	$218,000	$(45,000)	$28,571,000

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

[2] Patent Acquisitions

On March 25, 2022, the Company completed the acquisition of a new patent portfolio (HFT Patent Portfolio) currently consisting of nine U.S. patents and two pending U.S. patents covering certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems where the difference between success and failure may be measured in nanoseconds. The Company paid the seller $500,000 at the closing and has an obligation to pay the seller an additional $500,000 in cash and $375,000 of the Company’s common stock (up to a maximum of 375,000 shares) upon achieving certain milestones with respect to the patent portfolio. The Company also has an additional obligation to pay the seller 15% of the first $50 million of net proceeds (after deduction of expenses) generated by the patent portfolio and 17.5% of net proceeds greater than $50 million. No such payments were made or accrued by the Company during the nine months ended September 30, 2024 and 2023.

In connection with the Company’s acquisition of its Cox Patent Portfolio, the Company is obligated to pay Dr. Cox 12.5% of the net proceeds (after deduction of expenses) generated by the Company from licensing, sale or enforcement of the patent portfolio. No such payments were made or accrued by the Company during the nine months ended September 30, 2024 and 2023.

As part of the acquisition of the Mirror Worlds Patent Portfolio, the Company also entered into an agreement with Recognition Interface, LLC (“Recognition”) pursuant to which Recognition received from the Company an interest in the net proceeds realized from the monetization of the Mirror Worlds Patent Portfolio, as follows: (i) 10% of the first $125 million of net proceeds; (ii)

NOTE G – COMMITMENTS AND CONTINGENCIES (CONTINUED)

15% of the next $125 million of net proceeds; and (iii) 20% of any portion of the net proceeds in excess of $250 million.  Since entering into the agreement with Recognition in May 2013, the Company has paid Recognition an aggregate of $3,127,000 with respect to such net proceeds interest related to the Mirror Worlds Patent Portfolio. No such payments were made or accrued by the Company during the nine months ended September 30, 2024 and 2023.

In connection with the Company’s acquisition of its M2M/IoT Patent Portfolio, the Company is obligated to pay M2M 14% of the first $100 million of net proceeds (after deduction of expenses) and 5% of net proceeds greater than $100 million from Monetization Activities (as defined) related to the patent portfolio. In addition, M2M will be entitled to receive from the Company $250,000 of additional consideration upon the occurrence of certain future events related to the patent portfolio. No such payments were made or accrued by the Company during the nine months ended September 30, 2024 and 2023.

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

The remaining lease term as of September 30, 2024 is seven (7) months.

Right of use lease assets and related lease obligations for the Company’s operating leases were recorded in the unaudited condensed consolidated balance sheets as follows:

	As of September 30, 2024	As of December 31, 2023

Operating lease right-of-use assets	$43,000	$16,000

Operating lease obligations – current	$40,000	$23,000

The table below presents certain information related to the Company’s lease costs for the period ended:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Operating lease cost	$18,000	$20,000	$45,000	$59,000

NOTE G – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Future lease payments included in the measurement of lease liabilities on the unaudited condensed consolidated balance sheet as of September 30, 2024, were as follows:

Operating Leases

2024 – remaining period	$18,000
2025	24,000
Total future minimum lease payments	42,000
Less imputed interest	(2,000)
Total operating lease liability	$40,000

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

Under the terms of the Agreement (which terms are substantially the same as the prior employment agreement with the Chairman and Chief Executive Officer), so long as the Chairman and Chief Executive Officer continues to serve as an executive officer of the Company, whether pursuant to the Agreement or otherwise, the Chairman and Chief Executive Officer shall also receive incentive compensation in an amount equal to 5% of the Company’s gross royalties or other payments from Licensing Activities (as defined) (without deduction of legal fees or any other expenses) with respect to its Remote Power Patent and a 10% net interest (gross royalties and other payments after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company’s royalties and other payments relating to Licensing Activities with respect to patents other than the Remote Power Patent (including all of the Company’s patent portfolios and its return on investment in ILiAD Biotechnologies) (collectively, the “Incentive Compensation”). During the three and nine months ended September 30, 2024, the Chairman and Chief Executive Officer earned Incentive Compensation of $-0- and $5,000, respectively. During the three and nine months ended September 30, 2023, the Chairman and Chief Executive Officer earned Incentive Compensation of $-0- and $41,000, respectively.

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

On March 7, 2022, the District Court entered a ruling granting in part and denying in part a motion for summary judgment by Meta. In its ruling the Court (i) denied Meta’s motion that the asserted patents were invalid by concluding that all asserted claims were patent eligible under §101 of the Patent Act and (ii) granted summary judgment of non-infringement in favor of Meta and dismissed the case. The Company strongly disagrees with the decision of the District Court on non-infringement and on April 4, 2022, the Company filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. On April 18, 2022, Meta filed a notice of cross-appeal with respect to the Court’s ruling on validity. Oral argument on the appeal took place on October 11, 2024 and a decision is pending.

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

NOTE I – LEGAL PROCEEDINGS (CONTINUED)

During the three months ended September 30, 2024 and 2023, the Company did not enter into any settlement agreements with defendants. During the nine months ended September 30, 2024 and 2023, the Company entered into settlement agreements with defendants resulting in aggregate settlements payments of $100,000 and $820,000, respectively. A conditional payment of $150,000 in one settlement has not yet been recognized as revenue because the terms of the conditional payment have not been satisfied.

[4] On August 6, 2024, plaintiff Mitchell Mizel filed a putative class action against the Company and its Chairman and Chief Executive Officer in the United States District Court, Southern District of New York, alleging, among other things, that the Company is required to register as an “investment company” under the Investment Company Act of 1940 (the “Act”). The Company strongly disagreed with the allegations in the complaint. On October 3, 2024, the litigation was settled on terms not material to the Company and the complaint was withdrawn with prejudice.

NOTE J – INVESTMENT

During the period December 2018 through August 2022, the Company made aggregate investments of $7,000,000 in ILiAD Biotechnologies, LLC (“ILiAD”), a privately held clinical stage biotechnology company dedicated to the prevention and treatment of human disease caused by Bordetella pertussis. ILiAD is focused on validating its proprietary intranasal vaccine, BPZE1, for the prevention of pertussis (whooping cough). At September 30, 2024, the Company owned approximately 6.5% of the outstanding units of ILiAD on a non-fully diluted basis and 4.9% of the outstanding units on a fully diluted basis (after giving effect to the exercise all outstanding options and warrants). In connection with its initial investment, the Company’s Chairman and Chief Executive Officer obtained a seat on ILiAD’s Board of Managers and receives the same compensation for service on the Board of Managers as other non-management Board members.

For the three months ended September 30, 2024 and 2023, the Company recorded an allocated net loss from its equity method investment in ILiAD of $308,000 and $532,000, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded an allocated net loss from its equity method investment in ILiAD of $1,613,000 and $1,597,000, respectively.

The difference between the Company’s share of equity in ILiAD’s net assets and the purchase price of the investment is due to an excess amount paid over the book value of the investment of $6,849,000, which is accounted for as equity method goodwill.

The following table provides certain summarized financial information for ILiAD (the equity method investee) for the periods presented and has been compiled from ILiAD’s unaudited financial statements, reported on one quarter lag.

	Nine Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023

Loss from continuing operations	$(25,013,000)	$(17,929,000)	$(4,940,000)	$(8,232,000)
Comprehensive loss	$(24,409,000)	$(23,525,000)	$(4,754,000)	$(7,842,000)

NOTE K – STOCK REPURCHASES

On June 13, 2023, the Board of Directors authorized an extension and increase of the Company’s share repurchase program (the “Share Repurchase Program”) to repurchase up to $5,000,000 of common stock over the subsequent 24 month period. The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion. The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors. The Share Repurchase Program may be increased, suspended or discontinued at any time. Since inception of the Share Repurchase Program through September 30, 2024, the Company has repurchased an aggregate of 10,217,856 shares of its common stock at an aggregate cost of $19,772,820 (exclusive of commissions and excise taxes) or an average per share price of $1.94.

During the three months ended September 30, 2024, the Company repurchased an aggregate of 119,615 shares of its common stock at an aggregate cost of $189,424 (exclusive of commissions and excise taxes) or an average per share price of $1.58. During the nine months ended September 30, 2024, the Company repurchased an aggregate of 577,060 shares of its common stock at an aggregate cost of $1,059,904 (exclusive of commissions and excise taxes) or an average per share price of $1.84.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations occurring on or after January 1, 2023. The amount of the excise tax is generally 1% of the net fair market value of the net shares repurchased (repurchases net of new share issuances) at the time of the repurchase. The excise tax applies in cases where the total value of the stock repurchased during the taxable year exceeds $1,000,000. As such, the Company did incur the 1% excise tax during the three and nine months ended September 30, 2024 and recorded $8,000 of excise tax as a component of the cost of the repurchases of common stock.

At September 30, 2024, the dollar value of remaining shares that may be repurchased under the Share Repurchase Program was $3,312,801.

NOTE L – CONCENTRATIONS

The Company maintains cash and certificates of deposit in accounts at financial institutions. The accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. At September 30, 2024, the Company had $809,000 of cash and certificates of deposit in excess of the FDIC insured limit. The Company maintains cash equivalents in brokerage accounts at financial institutions. At September 30, 2024, the Company had cash equivalents of $13,296,000 in these brokerage accounts.

NOTE M – DIVIDEND POLICY

The Company’s dividend policy consists of semi-annual cash dividends of $0.05 per share ($0.10 per share annually) anticipated to be paid in March and September of each year. The Company has paid semi-annual cash dividends consistent with its policy. The Company’s dividend policy undergoes a periodic review by the Board of Directors and is subject to change at any time depending upon the Company’s earnings, financial requirements and other factors existing at the time.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

Our principal business is the development, licensing and protection of our intellectual property assets. We presently own one-hundred four (104) U.S. patents and sixteen (16) foreign patents relating to:(i) our Cox Patent Portfolio relating to enabling technology for identifying media content on the Internet and taking further action to be performed after such identification; (ii) our M2M/IoT Patent Portfolio relating to, among other things, enabling technology for authenticating and using eSim (embedded Subscriber Identification Module) technology in IoT, Machine-to-Machine and other mobile devices, including smartphones, tablets and computers as well as automobiles; (iii) our HFT Patent Portfolio covering certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems where the difference between success and failure may be measured in nanoseconds; (iv) our Mirror Worlds Patent Portfolio relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; and (v) our Remote Power Patent covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras.

With respect to our one-hundred four (104) U.S. patents, fifty-four (54) of such patents have expired. However, we can assert expired patents against third parties but only for past damages up to the patent expiration date. We currently have pending litigation involving expired patents including our Remote Power Patent and certain patents within our Cox and Mirror Worlds Patent Portfolios (see Note I to our unaudited condensed consolidated financial statements included herein). Our revenue is largely dependent upon our ability to achieve successful litigation outcomes.

At September 30, 2024, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $41,516,000 and working capital of $41,058,000. Based on our cash position, we review opportunities to acquire additional intellectual property as well as evaluate other strategic opportunities.

To date we have invested $7,000,000 in ILiAD, a clinical stage biotechnology company with an exclusive license to seventy-two (72) patents (see Note J to our unaudited condensed consolidated financial statements included herein). Our investment continues to involve significant risk and the outcome is uncertain.

We have been dependent upon our Remote Power Patent for a significant portion of our revenue. Our Remote Power Patent has generated licensing revenue in excess of $188,000,000 from May 2007 through September 30, 2024. We no longer receive licensing revenue for our Remote Power Patent for any period subsequent to March 7, 2020 (the expiration date of the patent). During the fourth quarter of 2022, we commenced nine separate litigations against ten defendants involving our Remote Power Patent for patent infringement for the period prior to March 7, 2020. As of September 30, 2024, we entered into settlements with nine defendants with respect to the aforementioned litigation, including one defendant for $100,000 for the nine months ended September 30, 2024, resulting in aggregate settlement payments made to us of $2,701,000 and a future conditional payment of $150,000 (see Note I[3] hereof). All of our revenue for 2023 and for the nine months ended September 30, 2024 was from these settlements involving our Remote Power Patent. If we are unable to successfully monetize our other patent portfolios or achieve a successful outcome of our investment in ILiAD, our business, financial condition and results of operations will be negatively impacted.

In addition, we have appealed the judgment of the District Court dismissing our litigation against Google and YouTube involving certain patents within our Cox Patent Portfolio and have also appealed the judgment of the District Court dismissing our litigation against Meta (Facebook) on the grounds of non-infringement involving certain patents within our Mirror Worlds Portfolio. We also intend to commence efforts to monetize certain patents within our HFT and M2M/IoT patent portfolios. We may not achieve successful outcomes of such appeals or litigation involving our patent assets.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Revenue. We had no revenue for the three months ended September 30, 2024 and September 30, 2023 as we had no litigation outcomes during such periods.

Operating Expenses. Operating expenses for the three months ended September 30, 2024 were $896,000 as compared to $859,000 for the three months ended September 30, 2023. The increase in operating expenses of $37,000 was primarily as a result of increased professional fees of $181,000 offset by decreases in general and administrative expenses of $85,000, amortization of patents of $41,000 and stock-based compensation of $18,000.

General and administrative expenses were $473,000 for the three months ended September 30, 2024 as compared to $558,000 for the three months ended September 30, 2023. The decrease in general and administrative expenses of $85,000 was primarily due to decreased state franchise and capital-based taxes of $100,000.

Interest and Dividend Income. Interest and dividend income for the three months ended September 30, 2024 was $524,000 as compared to $406,000 for the three months ended September 30, 2023 as a result of higher yielding fixed income investments with longer maturities.

Realized and Unrealized Gain on Marketable Securities. For the three months ended September 30, 2024, we recorded realized and unrealized gains on marketable securities of $293,000, as compared to $131,000 for the three months ended September 30, 2023 largely due to the timing of the maturities of fixed income investments and a relatively stable interest rate environment.

Income Taxes. For the three months ended September 30, 2024, we had no current tax expense for federal, state and local income taxes and a deferred tax benefit of $71,000. For the three months ended September 30, 2023, we had a current tax benefit of $13,000 for federal, state and local income taxes and a deferred tax benefit of $31,000.

Share of Net Losses of Equity Method Investee. We recognized $308,000 of net losses during the three month period ended September 30, 2024 related to our equity share of ILiAD net losses, as compared to a recognized net loss of $532,000 for the three months ended September 30, 2023. We expect to continue to record our share of net losses from ILiAD as ILiAD is a privately held clinical stage biotechnology company.

Net Loss. As a result of the foregoing, we realized a net loss of $316,000 or $0.01 per share basic and diluted for the three months ended September 30, 2024, compared with a net loss of $810,000 or $0.03 per share basic and diluted for the three months ended September 30, 2023. Our decreased net loss for the three months ended September 30, 2024 was primarily due to increases in interest income of $118,000 and in realized and unrealized gains from investments of $162,000, along with a decrease in our equity share of ILiAD net losses of $224,000.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Revenue. We had revenue of $100,000 for the nine months ended September 30, 2024 compared to revenue of $820,000 for the nine months ended September 30, 2023. All such revenue was from litigation settlements involving our Remote Power Patent (see Note I[3] and B[2] to our unaudited condensed consolidated financial statements included herein).

Operating Expenses. Operating expenses for the nine months ended September 30, 2024 were $2,538,000 as compared to $3,004,000 for the nine months ended September 30, 2023. The decrease in operating expenses of $466,000 was primarily as a result of decreases in costs of revenue of $204,000 related to litigation settlements, amortization of patents of $146,000 and general and administrative expenses of $306,000, offset by increased professional fees of $190,000.

General and administrative expenses were $1,764,000 for the nine months ended September 30, 2024 as compared to $2,070,000 for the nine months ended September 30, 2023. The decrease in general and administrative expenses of $306,000 was primarily due to decreases in payroll and payroll taxes of $188,000, exchange listing fees of $43,000, stock-based compensation of $75,000 and the timing of recording certain state franchise and capital-based taxes of $37,000.

Interest and Dividend Income. Interest and dividend income for the nine months ended September 30, 2024 was $1,407,000 as compared to $1,161,000 for the nine months ended September 30, 2023. The increase in interest and dividend income of $246,000 for the nine months ended September 30, 2024 was primarily due to higher yielding fixed income investments with long maturities.

Realized and Unrealized Gain on Marketable Securities. For the nine months ended September 30, 2024, we recorded realized and unrealized gains on marketable securities of $395,000 as compared to gains of $420,000 for the nine months ended September 30, 2023 largely due to a relatively stable interest rate environment.

Income Taxes. For the nine months ended September 30, 2024, we had no current tax expense for federal, state and local income taxes and a deferred tax benefit of $355,000. For the nine months ended September 30, 2023, we had a current tax benefit of $13,000 for federal, state and local income taxes and a deferred tax benefit of $278,000.

Share of Net Losses of Equity Method Investee. We recognized $1,613,000 of net losses during the nine month period ended September 30, 2024 related to our equity share of ILiAD net losses, as compared to a recognized net loss of $1,597,000 for the nine months ended September 30, 2023. We expect to continue to record our share of net losses from ILiAD as ILiAD is a privately held clinical stage biotechnology company.

Net Loss. As a result of the foregoing, we realized a net loss of $1,894,000 or $0.08 per share basic and diluted for the nine months ended September 30, 2024, compared with a net loss of $1,909,000 or $0.08 per share basic and diluted for the nine months ended September 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from revenue from licensing our patents. At September 30, 2024, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $41,516,000 and working capital of $41,058,000. Based on our current cash position, we believe that we will have sufficient cash to fund our operations for the next twelve months and the foreseeable future. Our patent infringement litigation or realization of our investment in ILiAD may result in a material increase in our liquidity and capital resources.

Working capital decreased by $3,792,000 at September 30, 2024 to $41,058,000 as compared to working capital of $44,850,000 at December 31, 2023. The decrease in working capital was primarily due to payment of dividends of $2,366,000 and repurchases of common stock of $1,083,000.

Net cash used in operating activities for the nine months ended September 30, 2024 decreased by $68,000 from $753,000 for the nine months ended September 30, 2023, to $685,000 for the nine months ended September 30, 2024.

Net cash provided by investing activities during the nine months ended September 30, 2024 decreased by $9,736,000 to $1,614,000 as compared to $11,350,000 for the nine months ended September 30, 2023, primarily as a result of net investment shifting materially in 2023 from marketable securities to investments in securities classified as cash and cash equivalents.

Net cash used in financing activities for the nine months ended September 30, 2024 and 2023 was $3,510,000 and $3,159,000, respectively. The change of $351,000 primarily resulted from an increase in repurchases of common stock of $378,000 in 2024.

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

(b)           Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a description of our legal proceedings see Note I and Note N to our unaudited condensed consolidated financial statements included in this Quarterly Report and Item 3. Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2023 (filed with the SEC on March 8, 2024). During the three months ended September 30, 2024 and to date, no material events occurred with respect to our legal proceedings, except for the following: (i) with respect to our litigation against Meta(Facebook) involving certain of our Mirror Worlds patents, the oral argument on appeal to the U.S. Court of Appeals for the Federal Circuit took place on October 11. 2024 and a decision is pending (see Note I[2] to our unaudited condensed consolidated financial statements included herein), and (ii) on August 6, 2024, plaintiff Mitchell Mizel filed a putative class action against the Company and its Chairman and Chief Executive Officer in the United States District Court, Southern District of New York, alleging, among other things, that the Company is required to register as an “investment company” under the Investment Company Act of 1940. The Company strongly denied the allegations. On October 3, 2024, the litigation was settled on terms not material to the Company and the putative class action complaint was withdrawn with prejudice (see Note I[4] to our unaudited condensed consolidated financial statements included herein).

ITEM 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and trading price of our common stock. Investors should carefully consider the risks described in this Quarterly Report on Form 10-Q for the three months ended September 30, 2024, and our Annual Report on Form 10-K for the year ended December 31, 2023 (pages 10-19), filed with the SEC on March 8, 2024.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Issuances of Unregistered Securities

There were no such issuances during the three months ended September 30, 2024.

Stock Repurchases

On June 13, 2023, our Board of Directors authorized an extension and increase of the Share Repurchase Program to repurchase up to $5,000,000 of shares of our common stock over the subsequent 24 month period. The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions at our discretion. The timing and amount of the shares repurchased is determined by management based on its evaluation of market conditions and other factors. The Share Repurchase Program may be increased, suspended or discontinued at any time. Since inception of the Share Repurchase Program in August 2011 through September 30, 2024, we have repurchased an aggregate of 10,217,856 shares of our common stock at an aggregate cost of $19,772,820 (exclusive of commissions and excise taxes) or an average per share price of $1.94. During the three months ended September 30, 2024, we repurchased an aggregate of 119,615 shares of our common stock at an aggregate cost of $189,424 (exclusive of commissions and excise taxes) or an average per share price of $1.58. During the nine months ended September 30, 2024, we repurchased an aggregate of 577,060 shares of our common stock at an aggregate cost of $1,059,904 (exclusive of commissions and excise taxes) or an average per share price of $1.84. At September 30, 2024, the remaining dollar value of shares that may be repurchased under the Share Repurchase Program was $3,312,801.

During the months of July, August and September 2024, we purchased common stock pursuant to our Share Repurchase Program as indicated below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2024	47,228	$1.59	47,228	$3,427,067
August 1 to August 31, 2024	59,573	$1.59	59,573	$3,332,105
September 1 to September 30, 2024	12,814	$1.51	12,814	$3,312,801
Total	119,615	$1.58	119,615

ITEM 3. Defaults Upon Senior Securities

None

ITEM 5. OTHER INFORMATION

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

NETWORK-1 TECHNOLOGIES, INC.

Date: October 24, 2024	By:	/s/ Corey M. Horowitz
Corey M. Horowitz Chairman and Chief Executive Officer (Principal Executive Officer)

Date: October 24, 2024	By:	/s/ Robert Mahan
Robert Mahan Chief Financial Officer (Principal Financial Officer)