Form 10-K
period 2024-12-31
NETWORK-1 TECHNOLOGIES, INC.
filed 2025-02-28
CIK 1065078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of June 30, 2024 was approximately $28,027,116 based on the closing price as reported on NYSE American Exchange.  Shares of voting stock held by each officer and director and by each person, who as of June 30, 2024, the last business day of the Registrant’s most recently completed second quarter, may be deemed to have beneficially owned more than 10% of the voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

The number of shares outstanding of Registrant's common stock as of February 24, 2025 was 22,981,271.

NETWORK-1 TECHNOLOGIES, INC.

2023 FORM 10-K

TABLE OF CONTENTS

Page No.

PART I

PART I

Forward-looking statements:

THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS ABOUT FUTURE EVENTS AND EXPECTATIONS WHICH ARE “FORWARD-LOOKING STATEMENTS”. ANY STATEMENT IN THIS 10-K THAT IS NOT A STATEMENT OF HISTORICAL FACT MAY BE DEEMED TO BE A FORWARD-LOOKING STATEMENT WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES EXCHANGE ACT OF 1933, AS AMENDED, OR SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING STATEMENTS PROVIDE CURRENT EXPECTATIONS OF FUTURE EVENTS BASED ON CERTAIN ASSUMPTIONS AND INCLUDE ANY STATEMENT THAT DOES NOT DIRECTLY RELATE TO ANY HISTORICAL OR CURRENT FACT. STATEMENTS CONTAINING SUCH WORDS AS “MAY,” “WILL,” “EXPECT,” “BELIEVE,” “ANTICIPATE,” “INTEND,” “COULD,” “ESTIMATE,” “CONTINUE” OR “PLAN” AND SIMILAR EXPRESSIONS OR VARIATIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS.  THESE STATEMENTS ARE BASED ON THE BELIEFS AND ASSUMPTIONS OF OUR MANAGEMENT BASED ON INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CURRENT RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATED TO VARIOUS FACTORS SET FORTH IN THIS REPORT AND IN OTHER FILINGS MADE BY US WITH THE SECURITIES AND EXCHANGE COMMISSION. BASED UPON CHANGING CONDITIONS, SHOULD ANY ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, INCLUDING THOSE DISCUSSED AS “RISK FACTORS” IN ITEM 1A AND ELSEWHERE IN THIS REPORT, OR SHOULD ANY OF OUR UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED IN THIS REPORT. WE UNDERTAKE NO OBLIGATION TO UPDATE, AND WE DO NOT HAVE A POLICY OF UPDATING OR REVISING THESE FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE THE STATEMENT WAS MADE. UNLESS THE CONTEXT OTHERWISE REQUIRES, THE TERMS “NETWORK-1”, “COMPANY”, “WE”, “OUR”, AND “US” MEAN NETWORK-1 TECHNOLOGIES, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES, MIRROR WORLDS TECHNOLOGIES, LLC AND HFT SOLUTIONS, LLC.

ITEM 1.          BUSINESS

Our principal business is the development, licensing and protection of our intellectual property assets. We presently own one hundred and six (106) U.S. patents, fifty-four (54) of such patents have expired, and sixteen (16) foreign patents relating to (i) our M2M/IoT Patent Portfolio relating to, among other things, enabling technology for authenticating and using eSIM (embedded Subscriber Identification Module) technology in IoT, Machine-to-Machine and other mobile devices, including smartphones, tablets and computers, as well as automobiles; (ii) our HFT Patent Portfolio covering certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems where the difference between success and failure may be measured in nanoseconds; (iii) our Cox Patent Portfolio relating to enabling technology for identifying media content on the Internet and taking further action to be performed after such identification; (iv) our Remote Power Patent covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; and (v) our Mirror Worlds Patent Portfolio relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system.

We have invested $7,000,000 in ILiAD Biotechnologies, LLC (“ILiAD”), a clinical stage biotechnology company with an exclusive license to seventy-four (74) patents. On December 31, 2024, we owned approximately 6.5% of the outstanding units of ILiAD on a non-fully diluted basis and 4.9% of the outstanding units on a fully diluted basis (after giving effect to the exercise of all outstanding options and warrants).

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

We have been dependent upon our Remote Power Patent for a significant portion of our revenue. Our Remote Power Patent has generated revenue in excess of $188,000,000 from May 2007 through December 31, 2024. We no longer receive revenue for our Remote Power Patent for any infringement period subsequent to March 7, 2020 (the expiration date of the patent). During the year ended December 31, 2024 and 2023, our Remote Power Patent generated all of our revenue. Our future revenue is largely dependent on our ability to monetize our other patent assets.

We have pending litigations involving our assertion of infringement claims concerning certain patents within our HFT Patent Portfolio. In addition, we have a pending appeal to the U.S. Court of Appeals for the Federal Circuit of the District Court judgment of non-infringement dismissing our case against Google and YouTube involving certain patents within our Cox Patent Portfolio (see “Legal Proceedings” at page 20 of this Annual Report).

At December 31, 2024, we had cash and cash equivalents and marketable securities of $40,600,000 and working capital of $40,066,000. Based on our current cash position, we believe that we will have sufficient cash to fund our operations for the foreseeable future.

Overview of Our Patents

We currently own one hundred and six (106) U.S. patents and sixteen (16) foreign patents relating to patents within our M2M/IoT Patent Portfolio, HFT Patent Portfolio, Cox Patent Portfolio, Mirror Worlds Patent Portfolio and our Remote Power Patent. With respect to our one hundred and six (106) U.S. patents, fifty-four (54) of such patents have expired. However, we can assert expired patents against third parties but only for past damages up to the expiration date. In 2024, our revenue was achieved from claims related to our expired Remote Power Patent and we have appealed to the U.S. Court of Appeals for the Federal Circuit the District Court order dismissing our claims involving certain expired patents within our Cox Patent Portfolio (see “Legal Proceedings” at page 20 hereof).

M2M/IoT Patent Portfolio

Our M2M/IoT Patent Portfolio, acquired in December 2017 from M2M and IoT Technologies, LLC (“M2M”), relates to, among other things, enabling technology for authenticating and using eSIM (embedded Subscriber Identification Module) technology in IoT, Machine-to-Machine and other mobile devices including smartphones, tablets and computers, as well as automobiles. The M2M/IoT Patent Portfolio currently consists of forty-one (41) issued U.S. patents, six (6) pending U.S. patent applications, and fifteen (15) registered foreign patents. Since we acquired the M2M/IoT Patent Portfolio in December 2017, we have been issued twenty-nine (29) additional U.S. patents with respect to the portfolio. We anticipate further issuances of additional claims for this portfolio. The expiration dates of the forty-one (41) issued U.S. patents currently within our M2M/IoT Patent Portfolio range from September 2033 to May 2034.

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

HFT Patent Portfolio

On March 25, 2022, we acquired the HFT Patent Portfolio. This portfolio covers certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems where the difference between success and failure may be measured in nanoseconds. The HFT Patent Portfolio currently includes eleven (11) issued U.S. patents and two pending U.S. patents. The expiration dates within our HFT Patent Portfolio range from October 2039 to February 2040.

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

Cox Patent Portfolio

Our Cox Patent Portfolio, acquired from Dr. Ingemar Cox in February 2013, currently consists of thirty-nine (39) U.S. patents relating to enabling technology for identifying media content on the Internet, such as audio and video, and taking further actions to be performed based on such identification. All of the patents within our Cox patent portfolio have expired. We have a pending appeal to the Federal Circuit of a District Court ruling dismissing our case against Google Inc. and YouTube, LLC involving assertion of certain patents within our Cox Patent Portfolio (see “Legal Proceedings” at page 20 hereof). The patents within our Cox Patent Portfolio are based on a patent application filed in 2000. Since the acquisition of the Cox Patent Portfolio in February 2013, we have been issued thirty-four (34) additional patents relating to this portfolio. The claims in these thirty-four (34) additional patents are generally directed towards systems of content identification and performing actions following therefrom.

We are obligated to pay Dr. Cox 12.5% of the net proceeds generated by us from licensing, sale or enforcement of the Cox Patent Portfolio. Dr. Cox provides consulting services to us with respect to the Cox Patent Portfolio and assists our efforts to develop the patent portfolio.

Dr. Cox is currently a Professor at the University of Copenhagen and University College London where he is head of its Information and Decision Systems Group. He is also Director of the EPSRC Digital Health Hub for AMR (Antimicrobial resistance). Dr. Cox was formerly a member of the Technical Staff at AT&T Bell Labs and a Fellow at NEC Research Institute. He is a Fellow of the ACM, IEEE, the IET (formerly IEE), and the British Computer Society and is a member of the UK Computing Research Committee. In 2019, Dr. Cox was the recipient of the Tony Kent Strix Award in recognition of his contribution to the field of information retrieval. He was founding co-editor in chief of the IEE Proc. on Information Security and was an associate editor of the IEEE Trans. on Information Forensics and Security. He is co-author of a book entitled “Digital Watermarking” and its second edition “Digital Watermarking and Steganography”. He is an inventor or co-inventor of over seventy (70) U.S. patents.

Remote Power Patent

Our Remote Power Patent (U.S. Patent No. 6,218,930) covers the delivery of power over Ethernet cables for the purpose of remotely powering network devices such as wireless access ports, IP phones and network based cameras. Our Remote Power Patent expired on March 7, 2020. Notwithstanding the expiration of the Remote Power Patent in March 2020, in October and November 2022, we asserted the patent in nine separate actions against ten defendants for damages prior to March 7, 2020 and have reached settlement agreements with nine of the defendants (see “Legal Proceedings” at page 20 hereof).

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

Mirror Worlds Patent Portfolio

Our Mirror Worlds Patent Portfolio, acquired in May 2013, consists of ten (10) U.S. patents and covers foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system. All of our patents within our Mirror Worlds Patent Portfolio have expired. Our 227 Patent, within this portfolio, was previously asserted in litigations against Apple Inc. and Microsoft Corporation which were settled resulting in aggregate payments to us of $29,650,000. In December 2024, the U.S. Circuit Court of Appeals for the Federal Circuit affirmed the judgment of the District Court granting Meta Platform’s Inc.’s (formerly Facebook) motion for summary judgment of non- infringement dismissing Network-1 claims against Meta involving certain patents within our Mirror Worlds Patent Portfolio.

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

As part of our acquisition of the Mirror Worlds Patent Portfolio in 2013, we also entered into an agreement with Recognition Interface, LLC (“Recognition”), an entity that financed the commercialization of the Mirror Worlds patent portfolio prior to its sale to Mirror Worlds, LLC and also retained an interest in the licensing proceeds of the Mirror Worlds patent portfolio. Pursuant to the terms of the agreement with us, we are obligated to pay Recognition an interest in the net proceeds realized from our monetization of the Mirror Worlds Patent Portfolio as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; and (iii) 20% of any portion of the net proceeds in excess of $250 million. Since entering into the agreement with Recognition in May 2013, we have paid Recognition an aggregate of $3,127,000 with respect to such net proceeds interest in our Mirror Worlds Patent Portfolio (no such payments were made during the years 2024 and 2023).

Network-1 Strategy

Our strategy is to capitalize on our intellectual property assets by entering into licensing arrangements with third parties that utilize our intellectual property's proprietary technologies as well as any additional proprietary technologies covered by patents which may be acquired by us in the future. Our current patent acquisition and development strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as has been the case with our Remote Power Patent and Mirror Worlds Patent Portfolio. Our Remote Power Patent has generated licensing revenue in excess of $188,000,000 from May 2007 through December 31, 2024. Since the acquisition of our Mirror Worlds Patent Portfolio in May 2013, we have received licensing and other revenue of $47,150,000 through December 31, 2024. In addition, we may enter into third party strategic relationships with inventors and patent owners to assist in the development and monetization of their patent technologies. Based on our cash position, we review opportunities to acquire additional intellectual property as well as evaluate other strategic alternatives.

In connection with our activities relating to the protection of our intellectual property assets, or the intellectual property assets of third parties with whom we may have strategic relationships in the future, it may be necessary to assert patent infringement claims against third parties whom we believe are infringing our patents or those of our strategic partners. We are currently involved in several litigations to protect our patents including certain patents within our HFT Patent Portfolio and an appeal to the Federal Circuit of a District Court dismissal involving certain patents within our Cox Patent Portfolio (see “Legal Proceedings” at page 20 (hereof). We have previously successfully asserted litigation with respect to our Remote Power Patent and our Mirror Worlds Patent Portfolio.

Revenue Concentration

Revenue from our Remote Power Patent as a result of a litigation settlement with a defendant constituted 100% of our revenue for the year ended December 31, 2024.

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

Investment in ILiAD Biotechnologies

During the period December 2018 to date, we made aggregate investments of $7,000,000 in ILiAD, a privately held clinical stage biotechnology company dedicated to the prevention and treatment of human disease caused by Bordetella pertussis. ILiAD is currently focused on validating its proprietary intranasal vaccine, BPZE1, for the prevention of pertussis (whooping cough). Pertussis is a life-threatening disease caused by the highly contagious respiratory bacterium Bordetella pertussis. ILiAD has the exclusive license to seventy-four (74) issued patents and has fifty-four (54) pending patent applications. On December 31, 2024, we owned approximately 6.5% of the outstanding units of ILiAD on a non-fully diluted basis and 4.9% of the outstanding units on a fully diluted basis (after giving effect to the exercise of all outstanding options, and warrants). In connection with our investment, Corey Horowitz, our Chairman and Chief Executive Officer, became a member of ILiAD’s Board of Managers and receives the same compensation for service on the Board as the other non-management Board members.

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

On August 24, 2022, ILiAD consummated a private equity financing of $42,800,000, of which a multi-national pharmaceutical company invested $30,000,000.

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

Our revenue is dependent upon our litigation outcomes. We currently have pending patent infringement litigations involving our HFT Patent Portfolio and a pending appeal of dismissal of litigation involving our Cox Patent Portfolio (see “Legal Proceedings” at page 20 hereof). Patent litigation is inherently risky and uncertain and we cannot assure you that any of our current or future litigation will result in a favorable outcome for us. Accordingly, our revenue is uncertain.

If we are unable to protect our patents, our business would be negatively impacted.

We believe our patents are valid, enforceable and valuable. Despite this belief, third parties typically defend assertion of our patents by asserting defenses, among others, of non-infringement and invalidity. In addition, in the future certain of our patents may be subject to USPTO post-grant inter partes review proceedings (IPRs) which could result in all or a part of our patents being invalidated or the claims being limited. Unfavorable outcomes in our litigation or IPRs may reduce our ability to enforce our patents or have other adverse consequences. If we are unable to protect our patents or otherwise realize value for them, our business, financial condition and operating results would be negatively impacted.

We may not achieve successful outcomes of litigations involving our HFT Patent Portfolio or be able to monetize our M2M/IoT Patent Portfolio, which would have a material negative impact on our ability to achieve significant revenue and net income in the future.

On December 26, 2024, we commenced patent litigations against Citadel Securities, LLC and Jump Trading, LLC in the United States District Court for the Northern District of Illinois for infringement of certain patents within our HFT Patent Portfolio (see “Legal Proceedings” at page 20 hereof). We also intend to make efforts to monetize our M2M/IoT Patent Portfolio. We may not achieve successful outcomes in these patent litigations involving our HFT Patent Portfolio or be able to monetize our M2M/IoT Patent Portfolio which would have a material negative impact on our ability to achieve significant revenue and net income in the future.

The outcome of our substantial investment in ILiAD is uncertain.

We have invested $7,000,000 in ILiAD, a privately held clinical stage biotechnology company, with focus on validating its proprietary intranasal vaccine (BPZE1) for the prevention of pertussis (whopping cough). Notwithstanding the aforementioned, ILiAD still faces material risks going forward. Accordingly, our investment in ILiAD remains subject to substantial risks.

We have been dependent upon our Remote Power Patent for a significant portion of our revenue in the past and we may not be able to generate future revenue from our other patents.

Our Remote Power Patent has generated revenue for us in excess of $188,000,000 from May 2007 through December 31, 2024. Revenue from our Remote Power Patent constituted 100% of our revenue for 2024 ($100,000) and 2023 ($2,601,000). We had no revenue in 2022 and revenue from our Remote Power Patent constituted 100% of our revenue for 2021 ($36,029,000), 2020 ($4,403,000) and 2019 ($3,037,000). As a result of the expiration of our Remote Power Patent on March 7, 2020, we no longer receive revenue from such patent for any period subsequent to the expiration date. Our failure to successfully monetize our other patents, including our HFT Patent Portfolio and M2M/IoT Patent Portfolio, would have a negative impact on our business, financial condition and operating results.

We may not be able to capitalize in the future on our strategy to acquire high quality patents with significant licensing opportunities or enter into strategic relationships with third parties to license or otherwise monetize their intellectual property.

Based upon the success we achieved from licensing our Remote Power Patent (twenty-eight (28) license agreements and in excess of $188,000,000 of revenue through December 31, 2024), the revenue we generated from our Mirror Worlds Patent Portfolio ($47,150,000), establishing a patent portfolio currently consisting of one hundred and six (106) U.S. patents and sixteen (16) foreign patents, and our cash position, we believe we have the expertise and sufficient capital to compete in the patent monetization market and to enter strategic relationships with third parties to develop, commercialize, license or otherwise monetize their patents. Our strategy is to focus on acquiring high quality patent assets which management believes have the potential for significant licensing opportunities. However, we may not be able to acquire such additional high quality patents or, if acquired, we may not achieve material revenue or profit from such patents. Acquisitions of patent assets are competitive, time consuming, complex and costly to consummate. High quality patents with significant licensing opportunities are difficult to find and are often very competitive to acquire.  In addition, such acquisitions present material risks. Even if we acquire such additional patent assets, we may not be able to achieve significant licensing revenue or even generate sufficient revenue related to such patent assets to offset the acquisition costs and the legal fees and expenses which may be incurred to enforce, license or otherwise monetize such patents. In addition, we may not be able to enter into strategic relationships with third parties to license or otherwise monetize their intellectual property and, even if we consummate such strategic relationships, we may not achieve material revenue or profit from such relationships.

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

Our quarterly and annual operating and financial results are difficult to predict and may fluctuate significantly from period to period. Our revenue, net income and results of operations may widely fluctuate, including years where we may have no revenue, as a result of a variety of factors that are outside our control, including the timing and our ability to achieve successful outcomes from current and future patent litigation, our ability and timing in consummating future license agreements for our intellectual property assets, the timing and extent of payments received by us from licensees, whether we will achieve a successful outcome of our investment in ILiAD, and the timing and our ability to achieve revenue from future strategic relationships.

In the future we could be classified as a Personal Holding Company resulting in a 20% tax on our PHC Income that we do not distribute to our shareholders.

The personal holding company (“PHC”) rules under the Internal Revenue Code impose a 20% tax on a PHC’s undistributed personal holding company income (“UPHCI”), which means, in general, taxable income subject to certain adjustments and reduced by certain distributions to shareholders. For a corporation to be classified as a PHC, it must satisfy two tests: (1) that more than 50% in value of its outstanding shares must be owned directly or indirectly by five or fewer individuals at any time during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the “Ownership Test”) and (2) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the “Income Test”). During the second half of 2024, based on available information concerning our shareholder ownership, we did not satisfy the Ownership Test. In addition, we did not satisfy the Income Test for 2024. Thus, we were not a PHC for 2024. However, we may be determined to be a PHC in the future. If we were determined to be a PHC in 2025 or any future year, we would be subject to an additional 20% tax on our UPHCI. In such event, we may issue a special cash dividend to our shareholders in an amount equal to the UPHCI rather than incur the 20% tax.

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

The increasing development of artificial intelligence could impact our business.

Our patents are central to our business strategy of licensing our intellectual property rights or enforcing such rights against those that we believe are infringing. However, rapid advancements in the field of artificial intelligence (AI) and machine learning (ML) have the potential to impact our current business model in various ways. AI technologies are increasingly capable of developing solutions that either design around existing patents or create alternative technologies that may not infringe our intellectual property. Furthermore, the proliferation of AI may lead to the emergence of new market participants with innovative solutions that challenge our patents' validity or enforceability. Such challenges could result in lengthy legal battles or the invalidation of our patents, thereby impacting our potential future revenue.

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

We have pending litigations involving our HFT Patent Portfolio and a pending appeal to the Federal Circuit of dismissal of our litigation against Google and YouTube involving certain patents within our Cox Patent Portfolio (see “Legal Proceedings” at page 20 of this Annual Report). While we have contingent legal fee arrangements, or a contingency plus a fixed cash amount arrangement, with our patent litigation counsel in each litigation, we are responsible for all or a portion of the expenses which are anticipated to be material. In addition, the time and effort required of our management to effectively pursue these litigations is likely to be significant and it may adversely affect other business opportunities.

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

As of February 15, 2025, our executive officers and directors beneficially owned 31.9% of our outstanding common stock. As a result, these stockholders may be able to exercise substantial control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership will limit other stockholders' ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

The market price of our common stock may be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including, but not limited to, the following:

•	the outcome of our litigations against Citadel Securities, LLC and Jump Trading, LLC involving certain patents within our HFT Patent Portfolio;
•	our ability to monetize our M2M/IoT Patent Portfolio;
•	the outcome of our appeal to the Federal Circuit of the District Court dismissal of our litigation against Google and YouTube involving certain patents within our Cox Patent Portfolio;
•	our ability to achieve a successful outcome of our investment in ILiAD;
•	our ability to acquire additional intellectual property;
•	our ability to enter into strategic relationships with third parties to license or otherwise monetize their intellectual property;
•	variations in our quarterly and annual operating results;
•	our ability to continue to pay cash dividends;
•	our ability to raise capital if needed;
•	sales of our common stock;
•	technology changes;
•	the increasing development of artificial intelligence could impact our business;
•	legislative, regulatory and competitive developments; and
•	economic and other external factors.

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

In connection with our use of third party service providers, we have certain processes in place to oversee and identify cybersecurity risks from threats and incidents. To date, we have not been materially impacted by risks from cybersecurity threats or incidents and we are not aware of cybersecurity threats or incidents that are reasonably likely to materially affect our business. However, there could be cybersecurity threats or incidents in the future that may adversely affect our business.

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

HFT Patent Portfolio Litigation

On December 24, 2024, our wholly-owned subsidiary, HFT Solutions, LLC (“HFT”), initiated patent litigations against Citadel Securities, LLC and Jump Trading, LLC in the United States District Court for the Northern District of Illinois for infringement of U.S. Patent No. 10,931,286, U.S. Patent No. 11,128,305, and U.S. Patent No. 11,575,381. The asserted patents are part of the HFT Patent Portfolio acquired by us in March 2022. The HFT Patent Portfolio relates to, among other things, certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems where the difference between success and failure may be measured in nanoseconds.

Cox Patent Portfolio Litigation

On April 4, 2014 and December 3, 2014, we initiated litigation against Google Inc. (“Google”) and YouTube, LLC (“YouTube”) in the U.S. District Court for the Southern District of New York for infringement of several of our patents within our Cox Patent Portfolio which relate to the identification of media content on the Internet. The lawsuit alleged that Google and YouTube had infringed and continued to infringe certain of our patents by making, using, selling and offering to sell unlicensed systems and related products and services, which included YouTube’s Content ID system.

The litigations against Google and YouTube were subject to court ordered stays which were in effect from July 2, 2015 until January 2, 2019 as a result of proceedings then pending at the Patent Trial and Appeal Board (PTAB) and appeals to the U.S. District Court of Appeals for the Federal Circuit. Pursuant to a joint stipulation and order, entered on January 2, 2019, the parties agreed, among other things, that the stays with respect to the litigations were lifted. In January 2019, the two litigations against Google and YouTube were consolidated. The consolidated actions proceeded and discovery was subsequently completed. On April 24, 2024, following a motion for summary judgment by the defendants, the U.S. District Court for the Southern District of New York issued a judgment dismissing our patent infringement claims finding that the asserted claims of two of the patents are invalid for indefiniteness and granting summary judgment that the asserted claims of another asserted patent are not infringed by Google’s accused system. The Court’s ruling disposes of all of our claims in the case. On May 14, 2024, we filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit and the appeal is pending.

Remote Power Patent Litigation

In October and November 2022, we initiated nine separate litigations against ten defendants for infringement of our Remote Power Patent seeking monetary damages based upon reasonable royalties, as follows: (i) on October 6, 2022, we initiated such litigation against Arista Networks, Inc., Fortinet, Inc., Honeywell International Inc. and Ubiquiti Inc. in the United States District Court, District of Delaware; (ii) on October 27, 2022, and November 3, 2022, we initiated such litigation against TP-Link USA Corporation and Hikvision USA, Inc. in the United States District Court for the Central District of California; (iii) on November 4, 2022, we initiated such litigation against Panasonic Holdings Corporation and Panasonic Corporation of North America in the United States District Court for the Eastern District of Texas (Marshall Division); and (iv) on November 8, 2022 and November 16, 2022, we initiated such litigation against Antaira Technologies, LLC and Dahua Technology USA in the United States District Court for the Central District of California.

During the year ended December 31, 2023, we entered into settlement agreements with eight of the defendants resulting in aggregate settlement payments to us of $2,601,000 and a conditional payment of $150,000. On February 21, 2025, we received the conditional payment of $150,000 from a defendant as the conditions were satisfied in accordance with the settlement agreement. During the year ended December 31, 2024, we entered into a settlement agreement with one additional defendant resulting in a settlement payment to us of $100,000. On January 14, 2025, the U.S. District Court for the District of Delaware granted Ubiquiti’s partial motion for summary judgment on indirect infringement. On February 13, 2025, the Court granted the parties joint motion to dismiss the litigation.

Mirror Worlds Patent Portfolio Litigation

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

On August 11, 2018, the U.S. District Court for the Southern District of New York District Court issued an order granting Meta’s motion for summary judgment of non-infringement and dismissed the case. On January 23, 2020, the U.S. Court of Appeals for the Federal Circuit ruled in our favor and reversed the summary judgment finding on non-infringement of the District Court and remanded the litigation to the Southern District of New York for further proceedings.

On March 7, 2022, the U.S. District Court for the Southern District of New York entered a ruling granting in part and denying in part a motion for summary judgment by Meta. In its ruling, the District Court (i) denied Meta’s motion that the asserted patents were invalid by concluding that all asserted claims were patent eligible under §101 of the Patent Act and (ii) granted summary judgment of non-infringement in favor of Meta and dismissed the case. On April 4, 2022, we filed an appeal of the District Court decision to the U.S. Court of Appeals for the Federal Circuit. On December 4, 2024, the U.S. Court of Appeals for the Federal Circuit affirmed the judgment of the District Court granting Meta’s motion for summary judgment of non-infringement dismissing our claims against Meta.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our common stock is listed for trading on the NYSE American exchange under the symbol “NTIP”. On February 24, 2025, the closing price for our common stock as reported on the NYSE American exchange was $1.38 per share. The number of record holders of our common stock was 36 as of February 24, 2025. In addition, we believe there were in excess of approximately 1200 holders of our common stock in “street name” as of February 24, 2025.

Dividend Policy.  Our dividend policy consists of semi-annual cash dividends of $0.05 per share ($0.10 per share annually) which have been paid in March and September of each year.  On February 23, 2024, our Board of Directors declared a semi-annual cash dividend of $0.05 per share with a payment date of March 29, 2024 to all common shareholders of record as of March 15, 2024. On August 27, 2024, our Board of Directors declared a semi-annual cash dividend of $0.05 per share with a payment date of September 26, 2024 to all common shareholders of record as of September 12, 2024. On February 19, 2025, our Board of Directors declared a semi-annual cash dividend of $0.05 per share with a payment date of March 28, 2025 to all common shareholders of record as of March 14, 2025. At this time, we anticipate continuing to pay dividends consistent with our policy. However, our dividend policy undergoes a periodic review by our Board of Directors and is subject to change at any time depending upon our earnings, financial requirements and other factors existing at the time.

As of December 31, 2024, we had accrued dividends of $121,000 for unvested restricted stock units with dividend equivalent rights.

Recent Issuances of Unregistered Securities. There were no unregistered sales of equity securities during the quarter ended December 31, 2024.

Stock Repurchases. On June 14, 2023, our Board of Directors authorized an extension and increase of our share repurchase program (“Share Repurchase Program”) to repurchase up to $5,000,000 of shares of our common stock over the subsequent 24 month period. The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in our discretion. The timing and amount of the shares repurchased is determined by management (excluding repurchases under our 10b5-1 plans) based on its evaluation of market conditions and other factors. Our Share Repurchase Program may be increased, suspended or discontinued at any time.

During the months of October, November and December 2024, we repurchased common stock pursuant to our Share Repurchase Program as indicated below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares) that May Yet Be Purchased Under the Plans or Programs
October 1, 2024 to October 31, 2024	142,274	$1.35	142,274	$3,120,855
November 1, 2024 to November 30, 2024	12,653	$1.32	12,653	$3,104,155
December 1, 2024 to December 31, 2024	1,449	$1.30	1,449	$3,102,266
Total	156,376	$1.35	156,376

During the year ended December 31, 2024, we repurchased an aggregate of 733,436 shares of our common stock pursuant to our Share Repurchase Program at a cost of $1,270,438 (exclusive of commissions) or an average price per share of $1.73.

Since the inception of our Share Repurchase Program (August 2011) to December 31, 2024, we have repurchased an aggregate of 10,374,232 shares of our common stock at a cost of $19,983,354 (exclusive of commissions) or an average per share price of $1.93.

On December 23, 2024, we entered into a written trading plan (the “10b5-1 Plan”) under Rule 10b5-1 of the Securities Exchange Act of 1934 (the” Exchange Act”). Adopting a trading plan that satisfies the conditions of Rule 10b5-1 allows a company to repurchase its shares at times when it might otherwise be prevented from doing so due to self-imposed trading black-outs or pursuant to insider trading laws. Purchases under the 10b5-1 Plan may be made during the following periods: (1) beginning on January 2, 2025 until two trading days after we issue a press release announcing our financial results for the year ended December 31, 2024, and (2) beginning on April 1, 2025 until two trading days after we issue a press release announcing our financial results for the quarter ended March 31, 2025. Under the 10b5-1 Plan, our third party broker may purchase up to 1,000,000 shares of our common stock, subject to certain price, market, volume and timing constraints, in accordance with the terms of the plan and subject to Rule 10b5-1 and Rule 10b-18 of the Exchange Act.

Equity Compensation Plan Information

The following table summarizes share and exercise price information for our equity compensation plans as of December 31, 2024.

	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	487,500 (1)	$ — (2)	2,110,000 (3)

Equity compensation plans not approved by security holders	$ —	$ —	—

Total	487,500	$ —	2,110,000

___________________

(1)    Consists of shares issuable upon vesting of outstanding restricted stock units issued under the 2022 Stock Incentive Plan and the 2013 Stock Incentive Plan.

(2)    Does not take into account outstanding restricted stock units as these awards have no exercise price.

(3)   Represents shares of common stock reserved for issuance under our 2022 Stock Incentive Plan. We discontinued issuing awards under our 2013 Stock Incentive Plan as a result of adoption of the 2022 Stock Incentive Plan.

Our 2022 Stock Incentive Plan (“2022 Plan”) provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock units (c) restricted stock, (d) stock appreciation rights, (e) unrestricted stock awards, (f) cash based awards, and (g) other stock-based awards. Awards under the 2022 Plan may be granted singly, in combination, or in tandem. Subject to standard anti-dilution adjustments as provided in the 2022 Plan, the 2022 Plan provides for an aggregate of 2,300,000 shares of our common stock to be available for distribution pursuant to the 2022 Plan.  The Compensation Committee (or the Board of Directors) generally has the authority to administer the 2022 Plan, determine participants who will be granted awards under the 2022 Plan, the size and types of awards, the terms and conditions of awards and the form and content of the award agreements representing awards. Awards under the 2022 Plan may be granted to our employees, directors and consultants. As of December 31, 2024, there were 62,500 shares issuable upon vesting of outstanding restricted stock units under our 2022 Plan and 425,000 shares issuable upon vesting outstanding restricted stock units under our 2013 Stock Incentive Plan (“2013 Plan”).

ITEM 6.	(RESERVED)

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the “Risk Factors” Section on pages 10 – 18 hereof.

OVERVIEW

Our principal business is the development, licensing and protection of our intellectual property assets. We presently own one hundred and six (106) U.S. patents and sixteen (16) foreign patents relating to: (i) our M2M/IoT Patent Portfolio relating to, among other things, enabling technology for authenticating and using eSIM (embedded Subscriber Identification Module) technology in IoT, Machine-to-Machine and other mobile devices, including smartphones, tablets and computers, as well as automobiles; (ii) our HFT Patent Portfolio covering certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems where the difference between success and failure may be measured in nanoseconds; (iii) our Cox Patent Portfolio relating to enabling technology for identifying media content on the Internet and taking further action to be performed after such identification; (iv) our Remote Power Patent covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; and (v) our Mirror Worlds Patent Portfolio relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system.

With respect to our one hundred and six (106) U.S. patents, fifty-four (54) of such patents have expired. However, we can assert expired patents against third parties but only for past damages up to the patent expiration date. In 2024, our revenue was from our expired Remote Power Patent and we are currently appealing to the Federal Circuit a District Court dismissal of claims involving certain expired patents within our Cox Patent Portfolio (see Note K to our consolidated financial statements included herein). Our revenue is dependent upon our ability to achieve successful litigation outcomes.

At December 31, 2024, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $40,600,000 and working capital of $40,066,000. Based on our cash position, we review opportunities to acquire additional intellectual property as well as evaluate other strategic opportunities.

To date we have invested $7,000,000 in ILiAD, a clinical stage biotechnology company with an exclusive license to seventy-four (74) patents (see Note H to our consolidated financial statements included herein). Our investment continues to involve significant risk and the outcome is uncertain.

We have been dependent upon our Remote Power Patent for a significant portion of our revenue. Our Remote Power Patent has generated revenue in excess of $188,000,000 from May 2007 through December 31, 2024. We no longer receive licensing revenue for our Remote Power Patent for any period subsequent to March 7, 2020 (the expiration date of the patent). During the fourth quarter of 2022, we commenced nine separate litigations against ten defendants involving our Remote Power Patent for patent infringement for the period prior to March 7, 2020. During 2024, we entered into a settlement agreement with one defendant for which we received $100,000. Such settlement payment constituted all of our revenue for 2024. During 2023, we entered into settlement agreements with eight of the defendants with respect to the aforementioned litigation resulting in aggregate settlement payments made to us of $2,601,000 and a future conditional payment of $150,000 (see Note K to our consolidated financial statements included herein). All of our revenue for 2023 was from these settlements involving our Remote Power Patent. If we are unable to successfully monetize our other patent portfolios or achieve a successful outcome of our investment in ILiAD, our business, financial condition and results of operations will be negatively impacted.

In addition, we have pending litigation involving certain patents within our HFT Patent Portfolio and have appealed the judgment of the District Court dismissing our litigation against Google and YouTube on the grounds of non-infringement involving certain patents within our Cox Patent Portfolio. In addition, we intend to monetize our M2M/IoT Patent Portfolio. We may not achieve successful outcomes of such litigation, the appeal, or future litigation involving our patent assets.

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

In 2025 and future years we could be classified as a Personal Holding Company. If this is the case, we would be subject to a 20% tax on the amount of any undistributed personal holding company income (as defined) for such year that we do not distribute to our shareholders (see Note E to our consolidated financial statements included in this Annual Report).

Our current dividend policy consists of semi-annual cash dividends of $0.05 per share ($0.10 per share annually) which have been paid in March and September of each year. In 2024 and 2023, we paid semi-annual cash dividends in accordance with our dividend policy. At this time, we anticipate continuing to pay dividends consistent with our policy. However, our dividend policy undergoes a periodic review by our Board of Directors and is subject to change at any time depending upon our financial requirements, earnings and other factors existing at the time (see Note N to our consolidated financial statements included herein).

RESULTS OF OPERATIONS

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Revenue. We had revenue of $100,000 for the year ended December 31, 2024 (“2024”) as compared to revenue of $2,601,000 for the year ended December 31, 2023 (“2023”). All of our revenue for 2024 and 2023 was from litigation settlements involving our Remote Power Patent (see Note K[4] to our consolidated financial statements included herein).

Operating Expenses. Operating expenses for 2024 were $3,721,000 as compared to $4,836,000 for 2023. The decrease in operating expenses of $1,115,000 was primarily due to lower costs of revenue of $846,000, general and administrative of $275,000 and amortization of patents of $146,000. These reductions were offset somewhat due to higher professional fees of $152,000.

We had costs of revenue of $28,000 and $874,000 for 2024 and 2023, respectively. Included in the costs of revenue for 2024 were contingent legal fees of $23,000 and incentive bonus compensation of $5,000 payable to our Chairman and Chief Executive Officer. Included in the costs of revenue for 2023 were contingent legal fees of $744,000 and incentive bonus compensation of $130,000 payable to our Chairman and Chief Executive Officer pursuant to his employment Agreement (see Note J [1] to our consolidated financial statement included herein).

General and administrative expenses were $2,614,000 for 2024 as compared to $2,889,000 for 2023. The decrease in general and administrative expenses for 2024 was primarily due to lower payroll and related employer taxes of $159,000 and stock-based compensation of $109,000.

Operating Loss. We had an operating loss of $3,621,000 for 2024 compared with an operating loss of $2,235,000 for 2023. The operating loss increase of $1,386,000 was primarily due to lower revenue from patent litigation settlements in 2024 of $2,501,000 as compared to 2023.

Realized and Unrealized Loss on Marketable Securities. For 2024, we recorded realized and unrealized gains on marketable securities of $177,000 as compared to realized and unrealized gains on marketable securities of $525,000 in 2023, primarily due to the timing of maturities on marketable securities and the declines in yields on our fixed income holdings.

Income Taxes. For 2024, we had no current tax expense for federal, state and local income taxes and a deferred tax benefit of $425,000. For 2023, we had a current income tax for federal, state and local income taxes of $11,000 and a deferred tax benefit of $399,000.

Share of Net Losses of Equity Method Investee. We recognized $1,912,000 of net losses during 2024 related to our equity share of ILiAD net losses, as compared to recognized net losses of $2,003,000 for 2023 (see Note H to our consolidated financial statements included herein). We anticipate continuing to record our share of net losses from ILiAD.

Net Loss. As a result of the foregoing, we realized a net loss of $3,034,000 or $0.13 per share basic and diluted for 2024 compared with a net loss of $1,457,000 or $0.06 per share basic and diluted for 2023. Our net loss for 2024 increased by $1,577,000 as compared to 2023 primarily due to lower revenue from patent litigation settlements in 2024 of $2,501,000.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from revenue from licensing our patents. At December 31, 2024, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $40,600,000 and working capital of $40,066,000. Based on our current cash position, we believe that we will have sufficient cash to fund our operations for the next twelve months and the foreseeable future. Our patent infringement litigation or realization of our investment in ILiAD may result in a material increase in our liquidity and capital resources.

Working capital decreased by $4,784,000 at December 31,2024 to $40,600,000 as compared to working capital of $44,850,000 at December 31, 2023. The decrease in working capital in 2024 was primarily due to our operating loss of $3,621,000, cash dividends payments of $2,366,000 and share repurchases of $1,295,000, offset by interest and dividend income of $1,897,000.

Net cash used in operating activities for 2024 increased by $1,407,000 from $1,076,000 used in operating activities for 2024 compared to $331,000 provided by operating activities for 2023, primarily because of the increase in our net loss of $1,577,000.

Net cash used in investing activities during 2024 decreased by $5,488,000 as a result of our holdings of marketable securities declining by $1,049,000 in 2024 as compared to $6,537,000 in 2023.

Net cash used in financing activities for 2024 and 2023 was $3,724,000 and $3,420,000, respectively. The increase of $304,000 primarily resulted from higher repurchases of common shares of $329,000.

We maintain our cash equivalents and marketable securities in money market funds, government securities, certificates of deposit, corporate bonds and short-term fixed income securities. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

We do not have any long-term debt, capital lease obligations, purchase obligations or other long-term liabilities.

CRITICAL ACCOUNTING ESTIMATES

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenue and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statements that require estimation but are not deemed critical, as defined above.

For a detailed discussion of our significant accounting policies and related judgments, see Note B to our consolidated financial statements included herein.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required hereby are located on pages F-1 through F- 23 which follow Part III.

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

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of the end of the period covered by this report.

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

(iii)       Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31,2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NAME	AGE	POSITION
Corey M. Horowitz	70	Chairman, Chief Executive Officer and Chairman of the Board of Directors
Jonathan E. Greene	63	Executive Vice President, Secretary and a Director
Robert M. Mahan	58	Chief Financial Officer
Niv Harizman	60	Director
Allison Hoffman	54	Director

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

Jonathan E. Greene became our Executive Vice President in October 2013 and our Secretary and a member of our Board of Directors in September 2022. He also serves as a member of our Strategic Development Committee. Mr. Greene served as a consultant to the Company from December 2004 until March 2013, providing technical and marketing analysis for our intellectual property portfolio. Mr. Greene became an employee of Network-1 in March 2013. From April 2006 to February 2009, Mr. Greene served as a marketing consultant for Avatier Corporation, a developer of identity management software. From August 2003 until December 2004, he served as a consultant to Neartek, Inc., a storage management software company (August 2003 until October 2003) and Kavado Inc., a security software company (November 2003 until December 2004). We believe Mr. Greene’s qualifications to serve on our Board include his engineering and technical expertise to assist us in our patent acquisition, licensing and enforcement business.

Robert M. Mahan became our Chief Financial Officer in December 2022. Mr. Mahan currently serves as President of Management and Financial Services, Inc., a consulting firm that he founded in 2011 which provides general management, financial and operations consulting services to private and public companies. In March 2023, he also became and continues to serve as Chief Financial Officer of Back Office Staffing Solutions, LLC, a private company providing back office processing services for staffing firms. From May 2021 to February 2022, Mr. Mahan served as Interim Chief Financial Officer of Loft Orbital Solutions, Inc., a space infrastructure company that designs, launches and operates low earth orbit satellites. From April 2019 to May 2021, he served as the Interim Chief Financial Officer of XWELL, Inc., formerly XpresSpa Group, Inc., (NASDAQ:XWEL), a global health and wellness holding company operating XpresCheck®, XpresSpa®, and Treat™ locations in airports. From November 2016 through April 2019, Mr. Mahan served as the Chief Financial Officer of SkyBell Technologies, Inc., a company engaged in the video doorbell and smart home industry. Mr. Mahan began his career in the audit practice of PricewaterhouseCoopers from 1989 through 1992 and as a Controller/Division Chief Financial Officer of Tommy Hilfiger USA, Inc. from 1992 – 2001.

Niv Harizman has been a member of our Board of Directors since December 2012 and serves as Chair of our Nominating and Corporate Governance Committee and our Strategic Development Committee as well as a member of our Audit Committee and Compensation Committee. Mr. Harizman is a Managing Member of Tyto Capital Partners LLC, a private investment firm specializing in debt and equity investments in middle market companies and special situations, a position he has held since August 2010. Since March 2010, Mr. Harizman has also been the Managing Member of NHK Partners LLC, an entity that makes private investments and provides consulting services. Since November 2013, Mr. Harizman has been affiliated with Riverside Management Group, a merchant banking firm, and BCW Securities LLC, its affiliated broker-dealer. Mr. Harizman previously held senior investment banking positions at Credit Suisse First Boston LLC, Deutsche Bank and BT AlexBrown Incorporated. We believe Mr. Harizman’s qualifications to serve on our Board include his significant investment and financial transactional experience and expertise.

Allison Hoffman has been a member of our Board of Directors since December 2012 and serves as Chair of our Audit Committee and our Compensation Committee, as well as a member of our Nominating and Corporate Governance Committee. Since August 2020, Ms. Hoffman has served as General Counsel of Phreesia, Inc. (NYSE:PHR), a leading provider of software solutions that healthcare organizations use to manage the patient intake process. From January 2016 until August 2020, Ms. Hoffman served as Chief Legal Officer and Chief Administrative Officer at Intersection Parent, Inc., an urban experience company that utilizes technology to make cities better, including bringing free Wi-Fi throughout New York City. We believe that Ms. Hoffman’s qualifications to serve on our Board include her extensive legal background and transactional experience.

Committees of the Board of Directors

Our Board of Directors currently has four standing committees: an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Strategic Development Committee. Each committee has a charter. These charters are available on our website at: http://ir.Network-1.com/governance-docs. Each member of each committee is an “independent” director under the standards of the NYSE American LLC Company Guide except for Jonathan Greene, our Executive Vice President, who serves as a member of the Strategic Development Committee. Two of our current four directors, Allison Hoffman and Niv Harizman, are considered independent directors under Rule 803A(2) of the NYSE American LLC Company Guide.

Audit Committee

Our Board of Directors has a separately standing Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, and Section 803B of the NYSE American Company LLC Guide consisting of Allison Hoffman (Chair) and Niv Harizman.  Allison Hoffman qualifies as an audit committee financial expert under applicable SEC rules. Ms. Hoffman and Mr. Harizman qualify as “independent” as independence for audit committee members is defined under Rule 10A-3 under the Securities Exchange Act of 1934, as amended, and Section 803B(2) of the NYSE American LLC Company Guide.

The Audit Committee is appointed by our Board of Directors to provide assistance to the Board in fulfilling its oversight responsibility with respect to, among other things, (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) selecting and evaluating the qualifications and independence of our independent registered public accounting firm, (iv) evaluating the performance of our independent registered public accounting firm, and (v) our internal controls and procedures.

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

Nominating and Corporate Governance Committee

Our Board has a Nominating and Corporate Governance Committee consisting of Niv Harizman (Chair) and Allison Hoffman.  The Nominating and Corporate Governance Committee is responsible for, among other things, developing and recommending to the Board a set of corporate governance policies for the Company, establishing criteria for selecting new directors, and identifying, screening and recruiting new directors. The Committee also recommends to the Board nominees for directors and recommends directors for committee membership to the Board.

Strategic Development Committee

We also have a Strategic Development Committee consisting of Niv Harizman (Chair) and Jonathan Greene. The Strategic Development Committee assists our Chairman and Chief Executive Officer in strategic development and planning of our business relating to identifying potential strategic partners, the acquisition of new IP and other strategic opportunities.  The Committee also assists in capital markets related activities.

Code of Ethics

We have adopted a Code of Ethics that applies to our executive officers, directors and employees. Copies of the Code of Ethics may be obtained, without charge, upon written request addressed to: Network-1 Technologies, Inc., 65 Locust Avenue, Third Floor, New Canaan, Connecticut 06840, Attn: Chief Executive Officer.

Insider Trading Policies and Procedures

We have adopted insider trading policies and procedures governing the purchase, sale and/or other disposition of our securities by directors, officers, employees and consultants (who have access to material non-public information) and the Company, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. Under this policy, all of our officers, employees, non-employee directors and consultants who are in possession of material non-public information are prohibited from trading in the Company’s securities, except for trades made pursuant to plans approved by our compliance officer and counsel in accordance the insider trading policy that are intended to comply with Rule 10b5-1 under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

The following table summarizes compensation for the years ended December 31, 2024 and December 31, 2023, awarded to, earned by or paid to our Chief Executive Officer (“CEO”) and to each of our executive officers who received total compensation in excess of $100,000 for the year ended December 31, 2024 for services rendered in all capacities to us (collectively, the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards($)(3)	All Other Compensation($)(1)		Total($)
Corey M. Horowitz	2024	$562,515	$130,000	(2)	$—	$61,000	(4)	$753,515
Chairman and Chief Executive Officer	2023	$545,572	$305,000	(2)	$—	$53,500	(4)	$904,072

Robert Mahan	2024	$175,000	$25,000		$—	$3,750	(5)	$203,750
Chief Financial Officer	2023	$175,000	$—		$115,000	$—		$290,000

Jonathan Greene	2024	$200,000	$50,000		$32,250	$53,491	(6)	$335,741
Executive Vice President	2023	$200,000	$25,000		$33,900	$30,409	(6)	$289,309

_____________________

(1) We have concluded that the aggregate amount of perquisites and other personal benefits paid in 2024 and 2023 to our Named Executive Officers did not exceed $10,000, except for Mr. Greene as disclosed in Note (5) below.

(2) Mr. Horowitz received the following cash incentive bonus payments for 2024: (i) an annual discretionary bonus of $125,000 and (ii) incentive bonus compensation of $5,000 pursuant to his employment agreement (see “Employment Agreements – Termination of Employment Agreement and Change in Control Arrangements” below). Mr. Horowitz received for 2023 an annual discretionary bonus of $175,000 and incentive bonus compensation of $130,000.

(3) The amounts in this column represent the aggregate grant date fair value of restricted stock unit awards granted to the Named Executive Officers computed in accordance with FASB ASC Topic 718. In accordance with SEC rules, the grant date fair value of an award that is subject to a performance condition is based on the probable outcome of the performance condition. See Note B [10] to our consolidated financial statements included in this Annual Report for a discussion of the assumptions made by the Company in determining the grant date fair value.

(4) Includes 401(k) matching funds contributions by the Company and profit sharing under the Company's 401(k) Plan for the benefit of Mr. Horowitz of $ 46,000 for 2024 and $43,500 for 2023, respectively. Also includes dividends (dividend equivalent rights) earned upon vesting of restricted stock units owned by Mr. Horowitz in 2024 of $15,000 and $10,000 in 2023.

(5) Includes dividends (dividend equivalent rights) earned upon vesting of restricted stock units owned by Mr. Mahan of $3,750 in 2024.

(6) Includes (i) 401(k) matching funds contributions by the Company and profit sharing under the Company's 401(k) Plan for the benefit of Mr. Greene of $30,000 for 2024 and $29,659 for 2023, (ii) dividends (dividend equivalent rights) earned upon vesting of restricted stock units owned by Mr. Greene of $750 in 2024 and $750 in 2023, and (iii) reimbursement of medical insurance premiums of $22,741 in 2024 and $14,952 in 2023.

Narrative Disclosure to Summary Compensation Table

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

On March 22, 2022, we entered into a new employment agreement (“Agreement”) with Corey M. Horowitz, our Chairman and Chief Executive Officer, pursuant to which he continues to serve as our Chairman and Chief Executive Officer for a four year term (“Term”), at an annual base salary of $535,000 subject to increases of 3% per annum during the Term. The Agreement established an annual target bonus of $175,000 for our Chairman and Chief Executive Officer based upon performance. For the year ended December 31, 2024 and 2023, our Chairman and Chief Executive Officer received an annual discretionary bonus of $125,000 and $175,000, respectively.

In addition, pursuant to the Agreement, we granted to our Chairman and Chief Executive Officer, under our 2013 Plan, 600,000 restricted stock units (the “RSUs”, each RSU awarded by us to our officers, directors and consultants represents a contingent right to receive one share of our common stock) which terms provided for vesting in four tranches, as follows: (1) 175,000 RSUs vested 100,000 RSUs on March 22, 2023 and 75,000 RSUs on March 22,2024, subject to Mr. Horowitz’s continued employment by us through each such vesting date (the “Employment Condition”) (“Tranche 1”); (2) 150,000 RSUs shall vest if at any time during the Term our common stock achieves a closing price for twenty (20) consecutive trading days (“Closing Price”) of a minimum of $3.50 per share (subject to adjustment for stock splits) and the Employment Condition is satisfied through the date such minimum per share Closing Price is achieved (“Tranche 2”); (3) 150,000 RSUs shall vest if at any time during the Term our common stock achieves a Closing Price of a minimum of $4.00 per share (subject to adjustment for stock splits) and the Employment Condition is satisfied through the date such minimum per share Closing Price is achieved (“Tranche 3”); and (4) 125,000 RSUs shall vest if at any time during the Term, our common stock achieves a Closing Price of a minimum of $4.50 per share (subject to adjustment for stock splits) and the Employment Condition is satisfied through the date such minimum per share Closing Price is achieved (“Tranche 4”).  In the event of a Change of Control (as defined), Termination Other Than for Cause (as defined) or a termination by Mr. Horowitz for Good Reason (as defined) in each case prior to the last day of the Term, the vesting of all RSUs (Tranches 1,2,3 and 4) shall accelerate (and not be subject to any conditions) and all RSUs shall become immediately fully vested. All RSUs granted by us to our officers, directors or consultants have dividend equivalent rights.

Under the terms of the Agreement, so long as Mr. Horowitz continues to serve as an executive officer of the Company, whether pursuant to the Agreement or otherwise, Mr. Horowitz shall also receive incentive compensation in an amount equal to 5% of our gross royalties or other payments from Licensing Activities (as defined) (without deduction of legal fees or any other expenses) with respect to our Remote Power Patent and a 10% net interest (gross royalties and other payments after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of our royalties and other payments relating to Licensing Activities with respect to patents other than our Remote Power Patent (including all of our existing patent portfolios and our investment in ILiAD) (collectively, the “Incentive Compensation”). During the year ended December 31, 2024 and December 31, 2023, Mr. Horowitz earned Incentive Compensation of $5,000 and $130,000, respectively.

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

Jonathan Greene serves as our Executive Vice President and Secretary on an at-will basis at an annual base salary of $250,000 which commenced on January 1, 2025. Mr. Greene received a discretionary annual bonus of $50,000 for 2024 and $25,000 for 2023. On January 2, 2025, Mr. Greene was granted 25,000 RSUs under the 2022 Plan, 50% of such RSUs vest on the one year anniversary of the date of grant (January 2, 2026) and 50% of such RSUs vest on the two year anniversary of the date of grant (January 2, 2027). On January 8, 2024, Mr. Greene was granted 15,000 RSUs under the 2022 Plan, 50% of such RSUs vested on the one year anniversary of the date of grant (January 8, 2025) and 50% of such RSUs will vest on the two year anniversary of the grant (January 8, 2026).

Robert Mahan serves as our Chief Financial Officer since December 21, 2022 on a consulting basis at an annual compensation of $175,000. Mr. Mahan received a discretionary annual bonus of $25,000 for 2024. On September 8, 2023, Mr. Mahan was granted 50,000 RSUs under the 2022 Plan, 50% of such RSUs vested on the one year anniversary of the grant (September 8, 2024) and 50% of the RSUs vest on the two year anniversary date of grant (September 8, 2025).

Profit Sharing 401(k) Plan

We offer all employees who have completed a year of service (as defined) participation in a 401(k) retirement savings plan, which provides a tax-advantaged method of saving for retirement. We expensed matching contributions and profit sharing of $76,000 and $73,159 under the 401(k) plan for the years ended December 31, 2024 and 2023, respectively.

Director Compensation

In 2024, we compensated each non-management director of our Company by granting to each such outside director 15,000 RSUs. The RSUs vested in equal amounts of 3,750 RSUs on each of March 15, 2024, June 15, 2024, September 15, 2024 and December 15, 2024. In addition, we pay our non-management directors cash director fees of $40,000 per annum ($10,000 per quarter). Non-management directors also receive additional cash compensation on an annual basis for serving on the following Board committees: The Audit Committee Chairperson receives $7,500 and members receive $5,000; the Chairperson and members of each of the Compensation Committee, Nominating and Corporate Governance Committee and Strategic Development Committee (except for Mr. Greene as a management member of the Strategic Development Committee) receive annual fees of $3,750 and $2,500, respectively.

The following table sets forth the compensation awarded to, earned by or paid to persons who served as members of our Board of Directors (other than our Named Executive Officers) during the year ended December 31, 2024. No director who is also a Named Executive Officer received any compensation for services as a director in 2024.

Name	Fees earned or paid in cash ($)(1)	Stock Awards ($)(2) (3)	All other compensation ($)(4)	Total ($)
Niv Harizman	$47,500	$32,700	$ 1,125	$ 81,325
Allison Hoffman	$50,000	$32,700	$ 1,125	$ 83,825
Emanuel Pearlman(5)	$37,500	$32,700	$ 1,125	$ 71,325

___________________________

(1)	Represents directors’ fees payable in cash to each non-management director of $10,000 per quarter ($40,000 per annum) for 2024 plus additional cash fees for serving on Board committees as disclosed above.
(2)	The amounts included in this column represent the grant date fair value of restricted stock unit awards (RSUs) granted to directors, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions see Note B [10] to our consolidated financial statements included in this Annual Report. The 15,000 RSUs granted to each non-management director vested on a quarterly basis beginning March 15, 2024. Each RSU represents a contingent right to receive one share of common stock.

(3)	As of December 31, 2024, no stock options were owned by any of the above listed directors.
(4)	Includes dividends (dividend equivalent rights) earned upon the vesting of RSUs in 2024.
(5)	Mr. Pearlman served as a director until September 2024.

Outstanding Equity Awards at December 31, 2024

The following table sets forth information relating to outstanding equity awards consisting of unvested restricted stock units for each Named Executive Officer as of December 31, 2024 (there were no outstanding stock options):

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market value of unearned shares, units or other rights that have not vested(1) ($)
	Exercisable	Unexercisable
Corey M. Horowitz Chairman and CEO	—	—	—	—	425,000(2)	$565,250
Robert M. Mahan Chief Financial Officer	—	—	—	—	25,000(3)	$ 33,250
Jonathan Greene Executive Vice President	—	—	—	—	22,500(4)	$ 29,925

_________________________________

(1)	In accordance with SEC rules, market value is based on $1.33 per share representing the closing price of our common stock on the last trading day of the year.
(2)	Represents 425,000 unvested restricted stock units, the terms of the vesting of such restricted stock units are disclosed on page 39 under “Employment Agreements - Termination of Employment and Change-In-Control Arrangements.”
(3)	Represents 25,000 unvested restricted stock units, which vest on September 8, 2025, subject to Mr. Mahan’s continued engagement.
(4)	Represents 22,500 unvested restricted stock units, of which (i) 7,500 restricted stock units vest on January 8, 2025, (ii) 7,500 restricted stock units vest on January 24, 2025, and (iii) 7,500 restricted stock units vest on January 8, 2026, subject to Mr. Greene’s continued employment.

Policies and Procedures for Equity Grant Awards/ Material Non- Public Information

Under our equity award policy, the Compensation Committee generally grants equity awards to our executive officers, directors and consultants on an annual basis with the exception of our Chairman and Chief Executive Officer who typically receives awards at the time of renewal of his employment agreement. For a number of years, we have awarded restricted stock units to our executive officers, directors and consultants and have not awarded stock options. In the event that the Compensation Committee were to make awards of stock options in the future, it will take into account material non-public information when determining the timing and terms of such option awards by generally making such awards on an annual basis on a pre-determined schedule. We do not time the disclosure of material non-public information for the purpose of affecting executive compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of February 15, 2025 for (i) each of our directors, (ii) each of our executive officers, (iii) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, and (iv) all of our executive officers and directors as a group.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)(2)	PERCENTAGE OF COMMON STOCK BENEFICIALLY OWNED(2)
Executive Officers and Directors: Corey M. Horowitz(3)	6,797,337	29.6%
CMH Capital Management Corp.(4)	2,291,372	10.0%
Niv Harizman(5)	320,985	1.4%
Jonathan E. Greene(6)	113,259	*
Allison Hoffman(7)	109,311	*
Robert Mahan(8)	25,000	*
All officers and directors as a group (6 Persons)	7,340,892	31.9%
5% Stockholders:
Steven D. Heinemann(9)	1,737,893	7.6%
Goose Hill Capital LLC(10)	1,152,760	5.0%
Clayton Partners LLC(11)	1,213,155	5.3%

_____________________________________

*Less than 1%.

(1)	Unless otherwise indicated, we believe that all persons named in the above table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. Unless otherwise indicated the address for each listed beneficial owner is c/o Network-1 Technologies, Inc., 65 Locust Avenue, Third Floor, New Canaan, Connecticut 06840.
(2)	A person is deemed to be the beneficial owner of shares of common stock that can be acquired by such person within 60 days from February 15, 2025 upon the exercise of stock options, vesting of restricted stock units or the conversion of other convertible securities within such 60 day period. Each beneficial owner's percentage ownership is determined by assuming that all stock options, restricted stock units held and other convertible securities by such person (but not those held by any other person) and which are exercisable or vest within 60 days from February 15, 2025 have been exercised or vested. Assumes a base of 22,981,271 shares of our common stock outstanding as of February 15, 2025.

(3)	Includes (i) 3,983,954 shares of common stock owned by Mr. Horowitz, (ii) 2,157,097 shares of common stock held by CMH Capital Management Corp., an entity solely owned by Mr. Horowitz, (iii)134,275 shares of common stock owned by the CMH Capital Management Corp. Profit Sharing Plan, of which Mr. Horowitz is the trustee, (v) 67,470 shares of common stock owned by Donna Slavitt, the wife of Mr. Horowitz, (vi) an aggregate of 452,250 shares of common stock held by two trusts and a custodian account for the benefit of Mr. Horowitz’s three children, and (vii) 2,291 shares of common stock held by Horowitz Partners, a general partnership of which Mr. Horowitz is a partner. Does not include 425,000 restricted stock units owned by Mr. Horowitz that do not vest within 60 days of February 15, 2025.
(4)	Includes 2,157,097 shares of common stock owned by CMH Capital Management Corp. and 134,275 shares of common stock owned by CMH Capital Management Corp. Profit Sharing Plan. Corey M. Horowitz, by virtue of being the sole officer, director and shareholder of CMH Capital Management Corp. and the trustee of the CMH Capital Management Corp. Profit Sharing Plan, has the sole power to vote and dispose of the shares of common stock owned by CMH Capital Management Corp. and the CMH Capital Management Corp. Profit Sharing Plan.
(5)	Includes (i) 317,235 shares of common stock and (ii) 3,750 shares of common stock subject to restricted stock units that vest within 60 days of February 15, 2025. Does not include 11,250 shares of common stock subject to restricted stock units owned by Mr. Harizman that do not vest within 60 days from February 15, 2025.
(6)	Includes 113,259 shares of common stock. Does not include 22,500 shares of common stock subject to restricted stock units owned by Mr. Greene that do not vest within 60 days from February 15, 2025.
(7)	Includes (i) 105,561 shares of common stock and (ii) 3,750 shares of common stock subject to restricted stock units that vest within 60 days of February 15, 2025. Does not include 11,250 shares of common stock subject to restricted stock units owned by Ms. Hoffman that do not vest within 60 days from February 15, 2025.
(8)	Includes 25,000 shares of common stock. Does not include 25,000 shares of common stock subject to restricted stock units owned by Mr. Mahan that do not vest within 60 days of February 15, 2025.
(9)	Includes 585,133 shares of common stock owned by Mr. Heinemann and 1,152,760 shares of common stock owned by Goose Hill Capital LLC. Goose Hill Capital LLC is a limited liability company of which Mr. Heinemann is the sole member. Mr. Heinemann, by virtue of being the sole member of Goose Hill Capital LLC, has the sole power to vote and dispose of the shares of common stock owned by Goose Hill

Capital LLC. The aforementioned beneficial ownership is based upon Amendment No. 12 to Schedule 13G filed by Mr. Heinemann with the SEC on February 7, 2025.  The address for Mr. Heinemann is c/o Goose Hill Capital, LLC, 12378 Indian Road, North Palm Beach, Florida 33408.

(10)	Includes 1,152,760 shares of common stock. Steven D. Heinemann, by virtue of being the sole member of Goose Hill Capital LLC, has the sole power to vote and dispose of the shares of common stock owned by Goose Hill Capital LLC. The aforementioned beneficial ownership is based upon Amendment No. 12 to Schedule 13G filed by Mr. Heinemann with the SEC on February 7, 2025. The address for Goose Hill Capital LLC is 12378 Indian Road, North Palm Beach, Florida 33408.
(11)	Includes 1,213,155 shares of common stock owned by Clayton Partners LLC based upon Amendment No.2 Schedule 13G filed by Clayton Partners LLC with the SEC on February 13, 2025. The address for Clayton Partners is 3160 College Avenue, Suite 203, Berkeley, California 94705.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Director Independence

Two of our four directors, Allison Hoffman and Niv Harizman, are considered independent directors in compliance with the standard of independence in Section 803A(2) of the NYSE American LLC Company Guide.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Grassi & Co., CPAs, P.C., our independent registered accounting firm as of December 12, 2024, billed us aggregate fees of $80,000 for the audit of our annual financial statements for the year ended December 31, 2024. Marcum LLP, our independent registered public accounting firm during the period October 11, 2022 through

November 13, 2024, billed us aggregate fees of $72,480 for the review of our financial statements included in our Form 10-Qs for the interim periods in the year ended December 31, 2024. Marcum LLP billed us aggregate fees of $156,000 in the year ended December 31, 2023 for the audit of our annual financial statements for the year ended December 31, 2023, review of our financial statements included in our Form 10-Qs and for other services in connection with statutory and regulatory filings.

Tax Fees and Other Fees

Marcum LLP provided no tax and compliance services for the year ended December 31, 2024 and was paid $2,500 for such services for the year ended December 31, 2023. Grassi & Co., CPAs, P.C. and Marcum LLP did not render any other professional services other than those discussed above for 2024 and 2023.

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

NETWORK-1 TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Network-1 Technologies, Inc.

Opinions on the Financial Statements

We have audited the accompanying consolidated balance sheet of Network-1 Technologies, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B to the consolidated financial statements, the Company adopted ASU 2023-07, Segment Reporting (Topic 280) as of December 31, 2024 on a retrospective basis. We have audited the Company's implementation of ASU 2023-07 and the related disclosures. In our opinion, such adoption is appropriate and has been properly applied. We were not engaged to audit, review, or apply any procedures to the 2023 financial statements of the Company other than with respect to the implementation of ASU 2023-07, and accordingly, we do not express an opinion or any other form of assurance on the 2023 financial statements taken as a whole.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRASSI & CO., CPAs, P.C.

We have served as the Company’s auditor since 2024.

Jericho, NY

February 28, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Network-1 Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Network-1 Technologies, Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, , the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting due to the adoption of ASU No. 2023-07, Segment Reporting discussed in Note B to the financial statements, and accordingly, we do not express an opinion or any form of assurance about whether such adjustments is appropriate or properly applied. The adjustments were audited by other auditors.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum LLP

We served as the Company’s auditor from 2014 until 2024.

New York, New York
March 8, 2024

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$13,145,000	$16,896,000
Marketable securities, at fair value	27,455,000	28,571,000
Other current assets	232,000	206,000
Total Current Assets	40,832,000	45,673,000
OTHER ASSETS:
Patents, net of accumulated amortization	1,205,000	1,326,000
Equity investment	3,337,000	5,249,000
Operating leases right of use asset	27,000	16,000
Security deposits	13,000	13,000
Total Other Assets	4,582,000	6,604,000
TOTAL ASSETS	$45,414,000	$52,277,000
LIABILITIES AND STOCKHOLDERS’ EQUITY:

CURRENT LIABILITIES:
Accounts payable	$203,000	$125,000
Accrued payroll	292,000	378,000
Other accrued expenses	247,000	297,000
Operating lease obligations	24,000	23,000

Total Current Liabilities	766,000	823,000

LONG TERM LIABILITIES:
Deferred tax liability	337,000	762,000

TOTAL LIABILITIES	$1,103,000	$1,585,000

COMMITMENTS AND CONTINGENCIES (See Note I)

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value; authorized 10,000,000 shares; none issued and outstanding at December 31, 2024 and December 31, 2023	$—	$—
Common stock, $0.01 par value; authorized 50,000,000 shares; 22,961,619 and 23,553,908 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	229,000	235,000
Additional paid-in capital	65,455,000	67,446,000
Accumulated deficit	(21,373,000)	(16,989,000)

TOTAL STOCKHOLDERS’ EQUITY	44,311,000	50,692,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,414,000	$52,277,000

The accompanying notes are an integral part of the consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2024	2023
REVENUE	$100,000	$2,601,000

OPERATING EXPENSES:
Costs of revenue	28,000	874,000
Professional fees and related costs	959,000	807,000
General and administrative	2,614,000	2,889,000
Amortization of patents	120,000	266,000

TOTAL OPERATING EXPENSES	3,721,000	4,836,000

OPERATING LOSS	(3,621,000)	(2,235,000)
OTHER INCOME
Interest and dividend income, net	1,897,000	1,868,000
Net realized and unrealized gain on marketable securities	177,000	525,000
Total other income, net	2,074,000	2,393,000

(LOSS) INCOME BEFORE INCOME TAXES AND SHARE OF NET LOSSES OF EQUITY METHOD INVESTEE	(1,547,000)	158,000

INCOME TAXES PROVISION:
Current	—	11,000
Deferred taxes, net	(425,000)	(399,000)
Total income taxes benefit	(425,000)	(388,000)
(LOSS) INCOME BEFORE SHARE OF NET LOSSES OF EQUITY METHOD INVESTEE:	(1,122,000)	546,000

SHARE OF NET LOSSES OF EQUITY METHOD INVESTEE	(1,912,000)	(2,003,000)
NET LOSS	$(3,034,000)	$(1,457,000)

Net Loss Per Share:
Basic	$(0.13)	$(0.06)
Diluted	$(0.13)	$(0.06)

Weighted average common shares outstanding:
Basic	23,250,224	23,791,287
Diluted	23,250,224	23,791,287
Cash dividends declared per share	$0.10	$0.10

NET LOSS	$(3,034,000)	$(1,457,000)
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding gain on corporate bonds and notes arising during the year, net of tax	—	14,000

COMPREHENSIVE LOSS	$(3,034,000)	$(1,443,000)

The accompanying notes are an integral part of the consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance – January 1, 2023	23,863,639	$239,000	$66,939,000	$(12,055,000)	$(14,000)	$55,109,000
Dividends and dividend equivalents declared	—	—	—	(2,433,000)	—	(2,433,000)
Stock-based compensation	—	—	508,000	—	—	508,000
Vesting of restricted stock units	157,500	1,000	(1,000)	—	—	—
Value of shares delivered to pay withholding taxes	(39,099)	—	—	(83,000)	—	(83,000)
Treasury stock purchased and retired	(428,132)	(5,000)	—	(961,000)	—	(966,000)
Realized gain on corporate bonds	—	—	—	—	14,000	14,000
Net loss	—	—	—	(1,457,000)	—	(1,457,000)
Balance – December 31, 2023	23,553,908	$235,000	$67,446,000	$(16,989,000)	—	$50,692,000
Dividends and dividend equivalents declared	—	—	(2,388,000)	—	—	(2,388,000)
Stock-based compensation	—	—	399,000	—	—	399,000
Vesting of restricted stock units	170,000	2,000	(2,000)	—	—	—
Value of shares delivered to pay withholding taxes	(28,853)	—	—	(61,000)	—	(61,000)
Treasury stock purchased and retired	(733,436)	(8,000)	—	(1,289,00)	—	(1,297,000)
Net loss	—	—	—	(3,034,000)	—	(3,034,000)
Balance – December 31, 2024	22,961,619	$229,000	$65,455,000	$(21,373,000)	—	$44,311,000

The accompanying notes are an integral part of the consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,034,000)	$(1,457,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of patents	120,000	266,000
Stock-based compensation	399,000	508,000
Loss allocated from equity investment	1,912,000	2,003,000
Deferred tax benefit	(425,000)	(399,000)
Amortization of right of use asset, net	64,000	65,000
Unrealized loss (gain) on marketable securities	67,000	(103,000)
Changes in operating assets and liabilities:
Other current assets	(26,000)	142,000
Prepaid taxes	—	177,000
Accounts payable	79,000	(382,000)
Income taxes payable	—	(115,000)
Security deposit	—	(13,000)
Operating lease obligations	(74,000)	(70,000)
Accrued expenses	(158,000)	(291,000)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,076,000)	331,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities	15,250,000	53,521,000
Purchases of marketable securities	(14,201,000)	(46,984,000)

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,049,000	6,537,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,366,000)	(2,371,000)
Value of shares delivered to fund withholding taxes	(63,000)	(83,000)
Repurchases of common stock, inclusive of commissions and excise tax	(1,295,000)	(966,000)

NET CASH USED IN FINANCING ACTIVITIES	(3,724,000)	(3,420,000)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,751,000)	3,448,000
CASH AND CASH EQUIVALENTS, beginning of year	16,896,000	13,448,000

CASH AND CASH EQUIVALENTS, end of year	$13,145,000	$16,896,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the years for:
Interest	$—	$—
Income taxes	$—	$65,000
NON-CASH FINANCING ACTIVITY
Accrued dividend rights on restricted stock units	$59,000	$65,000
Right-of-use asset for lease liability	$75,000	$80,000

The accompanying notes are an integral part of the consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

Note A – Business

Network-1 Technologies, Inc. (the “Company”) is engaged in the development, licensing and protection of its intellectual property assets. The Company presently owns one hundred and six (106) U.S. patents, fifty-four (54) of such patents have expired, and sixteen (16) foreign patents related to (i) the M2M/IoT patent portfolio (the “M2M/IoT Patent Portfolio”) relating to, among other things, enabling technology for authenticating and using eSIM (embedded Subscriber Identification Module) technology in IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers, and automobiles; (ii) the HFT patent portfolio (the “HFT Patent Portfolio”) covering certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems where the difference between success and failure may be measured in nanoseconds; (iii) the Cox patent portfolio (the “Cox Patent Portfolio) relating to enabling technology for identifying media content on the Internet and taking further actions to be performed after such identification; (iv) the remote power patent (the “Remote Power Patent”) covering delivery of Power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; and (v) the Mirror Worlds patent portfolio (the “Mirror Worlds Patent Portfolio”) relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system.

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

The Company maintains cash deposits in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). Accounts at each institution are insured by the FDIC for up to $250,000. At December 31, 2024 and 2023, the Company had $10,000 and $2,403,000, respectively, in excess of the FDIC insured limit. As of December 31, 2024 and 2023, the Company had cash equivalents of $12,947,000 and $15,327,000, respectively, that were held in brokerage accounts and not insured by the FDIC.

NETWORK-1 TECHNOLOGIES, INC.

Note B – Summary of Significant Accounting Policies (continued)

The Company considers all highly liquid short-term investments, including certificates of deposit and money market funds, which are purchased with an original maturity of three months or less to be cash equivalents.

[4]	Marketable Securities

The Company’s marketable securities are comprised of certificates of deposit with an original maturity greater than three months from date of purchase, government securities, corporate bonds and fixed income mutual funds. (see Note G hereof). At December 31, 2024 and December 31, 2023, included in marketable securities, the Company had aggregate certificates of deposit of $761,000 and $6,077,000, respectively. The Company’s marketable securities are measured at fair value and are accounted for as trading securities.. Unrealized holding gains and losses on certificates of deposit, government securities, certain corporate bonds and fixed income mutual funds are recorded in net realized and unrealized gain (loss) from investments on the consolidated statements of operations and comprehensive (loss). Unrealized holding gains and losses, net of the related tax effect, on certain corporate bonds and notes are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the marketable securities.

[5]	Revenue Recognition

Under ASC 606, revenue is recognized when the Company completes the licensing of its intellectual property to its licensees, enters into a litigation settlement agreement involving any of its expired patents or obtains a judgment following trial after all appeals have been exhausted. With respect to licensing its intellectual property or such litigation settlement agreement, revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for licensing its intellectual property or in settlement of the litigation.

The Company determines revenue recognition through the following steps:

•	identification of the license agreement or litigation settlement agreement;
•	identification of the performance obligations in the license agreement or litigation settlement agreement;
•	determination of the consideration for the license or settlement;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when the Company satisfies its performance obligations.

Revenue disaggregated by source is as follows:

	Years Ended December 31,
	2024	2023
Litigation Settlements	$100,000	$2,601,000
Total Revenue	$100,000	$2,601,000

See Note K [4] hereof for further discussion of revenue recognized.

Revenue from the Company’s patent licensing and enforcement business is typically generated from negotiated license agreements or settlement agreements as a result of litigation involving the Company’s patents. The timing and amount of revenue recognized from each licensee or such settlement agreement depends upon a variety of factors, including the terms of each agreement and the nature of the obligations of the parties. These agreements may include, but are not limited to, elements related to past infringement liabilities, non-refundable upfront license fees, and ongoing royalties on licensed products sold by the licensee. Generally, in the event of settlement of litigation related to the Company’s assertion of patent infringement involving its intellectual property, defendants will either pay (i) a non-refundable lump sum payment for a non-exclusive fully-paid license, (ii) a non-refundable lump sum payment (license initiation fee) together with an ongoing obligation to pay quarterly or monthly royalties to the Company for the life of the licensed patent, or (iii) a lump sum settlement payment with respect to litigation involving the Company’s patents.

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

The Company owns patents that relate to various technologies. The Company capitalizes the costs associated with the acquisition and certain registration costs of its acquired patents. The Company amortizes these capitalized acquisition costs over the remaining useful lives of the underlying patents, on a straight-line basis. Any further payments made to maintain or develop the patents should be expensed as incurred, except in cases where the costs directly increase the patents' functionality or extend their useful life.

[8]	Costs of Revenue and Related Costs

The Company includes in costs of revenue for the year ended December 31, 2024 and 2023 contingent legal fees payable to patent litigation counsel, any other contractual payments to third parties related to net proceeds received from monetization of patents (see Note I[1] hereof) and incentive bonus compensation payable to its Chairman and Chief Executive Officer (see Note J[1] hereof).

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

ASC 740-10, Accounting for Uncertainty in Income Taxes, defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company had no uncertain tax positions as of December 31, 2024 and 2023.

U.S. federal, state and local income tax returns prior to 2021 are not subject to examination by any applicable tax authorities, except that tax authorities could challenge returns (only under certain circumstances) for earlier years to the extent they generated loss carry-forwards that are available for those future years.

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

The Company’s equity method investment is measured on a non-recurring basis and is classified within Level 2 as it is valued using an observable price transaction for similar assets in a market that is not active (see Note B [6] and Note H hereof).

[13]	Carrying Value, Recoverability and Impairment of Long-Lived Assets

An impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. If an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited. At December 31, 2024 and 2023, there was no impairment to the Company’s patents and equity investment.

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

Cash dividends are recorded when declared by the Company’s Board of Directors. Common stock dividends are charged against accumulated deficit, or additional paid-in capital in the case of a dividend deemed a return of capital, when declared or paid (see Note O hereof).

[16]	Recent Accounting Pronouncements

Disaggregation of Income Statement Expenses

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires additional information about specific expenses in certain notes to the Consolidated Financial Statements. The guidance will be effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating ASU 2024-03 to determine its impact on the Company's disclosures.

Income Tax Disclosure

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating ASU 2023-09 to determine its impact on the Company's disclosures.

Segments

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for all entities for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 on December 31, 2024 on a retrospective basis. See Note B[17] below for additional information.

[17]	Segment Reporting

The Company reports its segment information to reflect the manner in which the Company’s chief operating decision maker (“CODM”) reviews and assesses performance. The Company’s Chief Executive Officer is the CODM. The primary financial measures used by the CODM to evaluate performance and allocate resources are net income (loss) and operating income (loss). Such measures are used to evaluate the Company’s ongoing operations and as part of the Company’s internal planning and forecasting processes. Net loss and Operating loss are disclosed in the consolidated statements of operations and comprehensive loss. Segment expenses and other segment items are provided to the CODM on the same basis as disclosed in the consolidated statements of operations and comprehensive loss. The Company has a single reporting segment.

NETWORK-1 TECHNOLOGIES, INC.

Note C – Patents

The Company’s intangible assets at December 31, 2024 include patents with estimated remaining economic useful lives ranging from 9 to 15 years. For all periods presented, all the Company’s patents were subject to amortization. The gross carrying amounts and accumulated amortization related to acquired intangible assets as of December 31, 2024 and 2023 were as follows:

	2024	2023
Gross carrying amount	$8,473,000	$8,473,000
Accumulated amortization	(7,268,000)	(7,147,000)
Patents, net	$1,205,000	$1,326,000

Amortization expense for the years ended December 31, 2024 and 2023 was $120,000 and $266,000, respectively. Future amortization of current intangible assets, net is as follows:

For the years ended December 31,
2025	$120,000
2026	120,000
2027	119,000
2028	116,000
2029	116,000
Thereafter	614,000
Total	$1,205,000

The expiration dates for the M2M/IoT Portfolio range from September 2033 to May 2034. The expiration dates within the Company’s HFT Patent Portfolio range from October 2039 to February, 2040. All of the patents within the Company’s Mirror Worlds Patent Portfolio, Cox Portfolio and the Remote Power Patent have expired.

Note D – Income (Loss) Per Share

Basic Income (Loss) per share is calculated by dividing the net income (loss) by the weighted average number of outstanding common shares during the period. Diluted per share data included the dilutive effects of restricted stock units. Potentially dilutive shares of 487,500 and 587,000 at December 31, 2024 and 2023, respectively, consist of restricted stock units. However, as the Company generated a net loss in 2024 and 2023, all potentially dilutive shares were not reflected in diluted net loss per share because the impact of such instruments was anti-dilutive. Computations of basic and diluted weighted average common shares outstanding are as follows:

	2024	2023

Weighted-average common shares outstanding – basic	23,250,224	23,791,287

Dilutive effect of restricted stock units	—	—

Weighted-average common shares outstanding – diluted	23,250,224	23,791,287

Restricted stock units excluded from the computation of diluted income per share because the effect of inclusion would have been anti-dilutive	487,500	587,500

NETWORK-1 TECHNOLOGIES, INC.

Note E – Income Taxes

Significant components of the income taxes were as follows for the years ended December 31, 2023 and 2022.

	2024	2023
Current
State and local	$—	$—
Federal		11,000
Total Current Tax Expense	$—	$11,000

Deferred
State and local	$(42,000)	(39,000)
Federal	(383,000)	(360,000)
Total Deferred Tax Expense	(425,000)	(399,000)

Total Income Taxes	$(425,000)	$(388,000)

Significant components of deferred tax assets (liability) as of December 31, 2024 and 2023 consisted of the following:

	2024	2023
Deferred tax assets (liability):
Net operating loss carryforward	$1,215,000	$804,000
Capital loss carryforward	—	47,000
Stock options and RSUs	26,000	27,000
Tax credit carryforward	148,000	148,000
Other	197,000	182,000
Total deferred tax assets	1,586,000	1,208,000
Valuation allowance	(1,586,000)	(1,208,000)
Deferred tax assets, net of valuation allowance	$—	$—

	2024	2023

Deferred Tax Liability(1)	$(337,000)	(762,000)
Total deferred tax liability	$(337,000)	$(762,000)

_________________________

(1)	Deferred tax liability primarily as a result of a temporary difference related to the Company’s equity method investment.

As of December 31, 2024 and 2023, the Company’s estimated aggregate total net operating loss carryforwards (NOLs) were $5,158,000 and $3,364,000, respectively, for U.S. federal tax purposes with an indefinite life. At December 31, 2024 and 2023, the Company had deferred tax assets of $1,586,000 and $1,201,000, respectively, which were offset by valuation allowances of $1,586,000 and $1,201,000, respectively, as it was determined that it is more likely than not that the deferred tax assets would not be realized. At December 31, 2024 and 2023, the Company had a deferred tax liability position of $337,000 and $762,000, respectively.

NETWORK-1 TECHNOLOGIES, INC.

Note E – Income Taxes (continued)

The reconciliation between the taxes as shown and the amount that would be computed by applying the statutory federal income tax rate to the net income before income taxes is as follows:

	Years Ended
	December 31,
	2024	2023

Income tax - statutory rate	21.00%	21.00%
Permanent differences	—	(0.19)%
Change in valuation allowance	(10.99)%	(1.98)%
State	2.27%	2.46%

Total	12.28%	21.29%

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The excise tax applies in cases where the total value of the stock repurchased during the taxable year exceeds $1,000,000. The Company met this threshold in 2024 and incurred an excise tax of $10,000 which has been recorded within stockholders’ equity in the consolidated balance sheet (see Note M hereof).

The personal holding company (“PHC”) rules under the Internal Revenue Code impose a 20% tax on a PHC’s undistributed personal holding company income (“UPHCI”), which means, in general, taxable income subject to certain adjustments. For a corporation to be classified as a PHC, it must satisfy two tests: (i) that more than 50% in value of its outstanding shares must be owned directly or indirectly by five or fewer individuals at any time during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the “Ownership Test”) and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the “Income Test”). During the second half of 2024, based on available information concerning the Company’s shareholder ownership, the Company did not satisfy the Ownership Test. In addition, the Company did not satisfy the Income Test in 2024. Thus, the Company was not a PHC for 2024. However, the Company may subsequently be determined to be a PHC in 2025 or in future years if it satisfies both the Ownership Test and the Income Test. If the Company were to become a PHC in 2025 or any future year, it would be subject to an additional 20% tax on its UPHCI. In such an event, the Company may issue a special cash dividend to its shareholders in an amount equal to the UPHCI rather than incur the additional 20% tax.

Note F – Stockholders’ Equity

The Company adopted a new 2022 Stock Incentive Plan, (the “2022 Plan”), approved by its Board of Directors on July 25, 2022 and its stockholders on September 20, 2022. The 2022 Plan provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock, (d) stock appreciation rights, and (e) other stock-based awards including restricted stock units. Awards under the 2022 Plan may be granted singly, in combination, or in tandem. Subject to standard anti-dilution adjustments as provided, the 2022 Plan provides for an aggregate of 2,300,000 shares of the Company’s common stock to be available for distribution. The Company’s Compensation Committee generally has the authority to administer the 2022 Plan, determine participants who will be granted awards, the size and types of awards, the terms and conditions of awards and the form and content of the award agreements representing awards. Awards under the 2022 Plan may be granted to employees, directors and consultants of the Company and its subsidiaries. As of December 31, 2024, there were 2,110,000 shares of common stock available for issuance under the 2022 Plan.

NETWORK-1 TECHNOLOGIES, INC.

Note F – Stockholders’ equity (continued)

As of December 31, 2024, there were 62,500 shares of common stock subject to outstanding awards under the 2022 Plan and 425,000 shares of common stock subject to outstanding awards under the Company 2013 Stock Incentive Plan (“2013 Plan”). The Company discontinued issuing awards under its 2013 Plan as a result of the adoption of the 2022 Plan.

Restricted Stock Units

A summary of restricted stock units granted during the year ended December 31, 2024 and December 31, 2023 is as follows (each restricted stock unit represents the contingent right to receive one share of the Company’s common stock):

	2024		2023
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Balance of restricted stock units outstanding at beginning of year	587,500	$1.81	625,000	$1.87

Grants of restricted stock units	70,000	2.17	120,000	2.27

Vested restricted stock units	(170,000)	(2.37)	(157,500)	(2.43)

Balance of restricted stock units outstanding at end of year	487,500	$1.66	587,500	$1.81

Restricted stock unit compensation expense was $399,000 for the year ended December 31, 2024 and $508,000 for the year ended December 31, 2023.

The Company has an aggregate of $261,000 of unrecognized restricted stock unit compensation expense as of December 31, 2024 to be expensed over a weighted average period of approximately 1 year.

The fair value of restricted stock units is determined based on the number of shares granted and the quoted market price of the Company’s common stock on the date of grant for time-based and performance-based awards and fair value at grant date using the Monte Carlo simulation model for market-based awards(see Note B[10] hereof)..

All of the Company’s issued restricted stock units have dividend equivalent rights. As of December 31, 2024 and 2023, there was $121,000 and $99,000, respectively, accrued for dividend equivalent rights which were included in other accrued expenses.

NETWORK-1 TECHNOLOGIES, INC.

Note G – Marketable Securities

Marketable securities as of December 31, 2024 and 2023 were composed of:

	December 31, 2024
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government securities	$16,470,000	$63,000	$(71,000)	$16,462,000
Fixed income mutual funds	9,630,000	132,000	(30,000)	9,732,000
Certificates of deposit	752,000	9,000	—	761,000
Corporate bonds and notes	496,000	4,000	—	500,000
Total marketable securities	$27,348,000	$208,000	$(101,000)	$27,455,000

	December 31, 2023
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$6,112,000	—	$(35,000)	$6,077,000
Government securities	14,701,000	127,000	(10,000)	14,818,000
Fixed income mutual funds	7,585,000	91,000	—	7,676,000
Total marketable securities	$28,398,000	$218,000	$(45,000)	$28,571,000

Note H – Equity Investment

During the period December 2018 through August 2022, the Company made aggregate investments of $7,000,000 in ILiAD, a privately held clinical stage biotechnology company dedicated to the prevention and treatment of human disease caused by Bordetella pertussis. ILiAD is focused on validating its proprietary intranasal vaccine, BPZE1, for the prevention of Pertussis (whooping cough). At December 31, 2024, the Company owned approximately 6.5% of the outstanding units of ILiAD on a non-fully diluted basis and 4.9% of the outstanding units on a fully diluted basis (after giving effect to the exercise of all outstanding options and warrants). In connection with its investment, the Company’s Chairman and Chief Executive Officer obtained a seat on ILiAD’s Board of Managers and receives the same compensation for service on the Board of Managers as other non-management Board members.

For the years ended December 31, 2024 and 2023, the Company recorded an allocated net loss from its equity method investment in ILiAD of $1,912,000 and $2,003,000, respectively.

The Company performed an assessment to determine significance of its equity investee using the investment, asset and income tests. The Company concluded the income test threshold was met for the year ended December 31, 2024. The following table provides certain summarized financial information for the Company’s equity method investee for the periods presented and has been compiled from the equity investee’s financial statement, reported on one quarter lag.

	Twelve Months Ended September 30,
	2024	2023
Loss from continuing operations	$29,263,000	$24,272,000
Comprehensive loss	$29,017,000	$29,532,000

Note I – Commitments and Contingencies

[1]	Legal fees:

The Company engages law firms with respect to its patent litigation on a full contingency basis ranging from 15-40% (with certain exceptions) of the net recovery (after deduction of expenses) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved. The Company is responsible for all or a portion of the expenses incurred with respect to such litigation. With respect to proceedings at the U.S Patent and Trademark Office, the Company engages law firms on a fixed fee basis.

NETWORK-1 TECHNOLOGIES, INC.

[2]	Patent Acquisitions:

On March 25, 2022, the Company completed the acquisition of a new patent portfolio (HFT Patent Portfolio) currently consisting of eleven U.S. patents covering certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems where the difference between success and failure may be measured in nanoseconds. The Company paid the seller $500,000 at the closing and has an obligation to pay the seller an additional $500,000 in cash and $375,000 of the Company’s common stock (up to a maximum of 375,000 shares) upon achieving certain milestones with respect to the HFT Patent Portfolio. The Company also has an additional obligation to pay the seller 15% of the first $50 million of net proceeds (after deduction of expenses) generated by the patent portfolio and 17.5% of net proceeds greater than $50 million. No such payments were made by the Company to the seller during the years ended December 31, 2024 and 2023.

In connection with the Company’s acquisition of its Cox Patent Portfolio, the Company is obligated to pay Dr. Cox 12.5% of the net proceeds (after deduction of expenses) generated by the Company from licensing, sale or enforcement of the patent portfolio. As of the years ended December 31, 2024, and 2023, no expense was incurred with respect to the Cox Patent Portfolio. As of December 31, 2024 and 2023, no amounts were accrued with respect to the Cox Patent Portfolio.

As part of the acquisition of the Mirror Worlds Patent Portfolio, the Company also entered into an agreement with Recognition Interface, LLC (“Recognition”) pursuant to which Recognition received from the Company an interest in the net proceeds realized from the monetization of the Mirror Worlds Patent Portfolio, as follows: (i) 10% of the first $125 million of net proceeds; (ii) 15% of the next $125 million of net proceeds; and (iii) 20% of any portion of the net proceeds in excess of $250 million. Since entering into the agreement with Recognition in May 2013, the Company has paid Recognition an aggregate of $3,127,000 with respect to such net proceeds interest related to the Mirror Worlds Patent Portfolio. No such payments were made by the Company to Recognition during the years ended December 31, 2024 and 2023.

In connection with the Company’s acquisition of its M2M/IoT Patent Portfolio, the Company is obligated to pay M2M 14% of the first $100 million of net proceeds (after deduction of expenses) and 5% of net proceeds greater than $100 million from Monetization Activities (as defined in the acquisition agreement) related to the M2M/IoT Patent Portfolio. In addition, M2M will be entitled to receive from the Company $250,000 of additional consideration upon the occurrence of certain future events related to the patent portfolio. No such payments were made by the Company to M2M during the years ended December 31, 2024 and 2023.

[3]	Savings and investment plan:

The Company has a Savings and Investment Plan which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986. The Company also may make discretionary annual matching and profit sharing contributions in amounts determined by the Board of Directors, subject to statutory limits. The 401(k) Plan expense for the years ended December 31, 2024 and 2023 was $76,000 and $73,000, respectively, all of which was accrued as of December 31, 2024 and 2023 and is recorded within accrued payroll on the Company’s consolidated balance sheets.

[4]	Leases:

The Company has one operating lease for its principal office space in New Canaan, Connecticut that expires on April 30, 2025. On September 29, 2023, the Company exercised its early termination right under the lease to terminate the lease as of December 31, 2023 which was extended on December 27, 2023 until March 31, 2024.

NETWORK-1 TECHNOLOGIES, INC.

Note I – Commitments and Contingencies (Continued)

On March 28, 2024, the Company agreed to revoke the exercise of its early termination right and the lease expires on April 30, 2025.

There are no material residual guarantees associated with the Company’s lease and there are no significant restrictions or covenants included in the Company’s lease.

The calculated incremental borrowing rate was approximately 4.2%, which was calculated based on the remaining lease term of 3 years as of May 1, 2022. The remaining lease term as of December 31, 2024 was approximately 4 months.

There was no sublease rental income for the year ended December 31, 2024, and the Company is not the lessor in any lease arrangement, and there were no related-party lease agreements.

Right-of-use lease assets and related lease obligations for the Company’s operating leases were recorded in the consolidated balance sheet as follows:

	As of	As of
	December 31, 2024	December 31, 2023
Operating lease right-of-use assets	$27,000	$16,000

Operating lease obligations – current	$24,000	$23,000
Operating lease obligations – non-current	—	—
Total lease obligations	$24,000	$23,000

The table below presents certain information related to the Company’s lease costs for the year ended December 31, 2024 and 2023:

	For the Year Ended December 31,
	2024	2023

Operating lease cost	$64,000	$68,000

Future lease payments included in the measurement of lease liabilities on the consolidated balance sheet as of December 31, 2024, were as follows:

Operating Leases
2025	$24,000
2026	—
2027	—
2028	—
2029	—
Total future minimum lease payments	24,000
Less imputed interest	—
Total operating lease liability	$24,000

NETWORK-1 TECHNOLOGIES, INC.

Note J - Employment Arrangements and Other Agreements

[1] On March 22, 2022, the Company entered into an employment agreement (“Agreement”) with its Chairman and Chief Executive Officer, pursuant to which he continues to serve as the Company’s Chairman and Chief Executive Officer for a four-year term (“Term”), at an annual base salary of $535,000 which shall be increased by 3% per annum during the Term. The Agreement established an annual target bonus of $175,000 for the Chairman and Chief Executive Officer based upon performance. For the years ended December 31, 2024 and 2023, the Chairman and Chief Executive Officer received an annual discretionary bonus of $125,000 and $175,000, respectively.

In addition, pursuant to the Agreement, the Company granted the Chairman and Chief Executive Officer, under its 2013 Plan, 600,000 restricted stock units (the “RSUs”, each RSU awarded by the Company to its officers, directors and consultants represents a contingent right to receive one share of the Company’s common stock) which terms provided for vesting in four tranches, as follows: (1) 175,000 RSUs which vested 100,000 RSUs on March 22, 2023 and 75,000 RSUs on March 22, 2024, subject to the Chairman and Chief Executive Officer’s continued employment by the Company through each such vesting date (the “Employment Condition”) (“Tranche 1”); (2) 150,000 RSUs shall vest if at any time during the Term that the Company’s common stock achieves a closing price for twenty (20) consecutive trading days (“Closing Price”) of a minimum of $3.50 per share (subject to adjustment for stock splits) and the Employment Condition is satisfied through the date such minimum per share Closing Price is achieved (“Tranche 2”); (3) 150,000 RSUs shall vest if at any time during the Term that the common stock achieves a Closing Price of a minimum of $4.00 per share (subject to adjustment for stock splits) and the Employment Condition is satisfied through the date such minimum per share Closing Price is achieved (“Tranche 3”); and (4) 125,000 RSUs shall vest if at any time during the Term, that the common stock achieves a Closing Price of a minimum of $4.50 per share (subject to adjustment for stock splits) and the Employment Condition is satisfied through the date such minimum per share Closing Price is achieved (“Tranche 4”). In the event of a Change of Control (as defined), Termination Other Than for Cause (as defined) or a termination by the Chairman and Chief Executive Officer for Good Reason (as defined) in each case prior to the last day of the Term, the vesting of all RSUs (Tranches 1, 2, 3 and 4) shall accelerate (and not be subject to any conditions) and all RSUs shall become immediately fully vested. All RSUs granted by the Company to its officers, directors or consultants have dividend equivalent rights.

Under the terms of the Agreement, so long as the Chairman and Chief Executive Officer continues to serve as an executive officer of the Company, whether pursuant to the Agreement or otherwise, the Chairman and Chief Executive Officer shall also receive incentive compensation in an amount equal to 5% of the Company’s gross royalties or other payments from Licensing Activities (as defined) (without deduction of legal fees or any other expenses) with respect to the Remote Power Patent and a 10% net interest (gross royalties and other payments after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company’s royalties and other payments relating to Licensing Activities with respect to patents other than the Remote Power Patent (including all of the Company’s patent portfolios and its investment in ILiAD) (collectively, the “Incentive Compensation”). During the year ended December 31, 2024 and 2023, the Chairman and Chief Executive Officer earned Incentive Compensation of $5,000 and $130,000, respectively.

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

[2] The Company’s Executive Vice President serves on an at-will basis at an annual base salary of $250,000. The Executive Vice President received a discretionary annual bonus of $50,000 and $25,000 for the years ended December 31, 2024 and 2023, respectively. On January 2, 2025, the Company’s Executive Vice President was granted 25,000 RSUs under the 2022 Plan, 50% of such RSUs vest on the one year anniversary of the date of grant (January 2, 2026) and 50% of the RSUs vest on the two year anniversary of the date of grant (January 2 ,2027). On January 8, 2024, the Company’s Executive Vice President was granted 15,000 RSUs under the 2022 Plan, 50% of such RSUs vest on the one year anniversary of the date of grant (January 8, 2025) and 50% of such RSUs vest on the two year anniversary of the grant (January 8, 2026), subject to continued employment.

[3] The Company’s Chief Financial Officer serves on a consulting basis at an annual base salary of $175,000. The Chief Financial Officer received a discretionary annual bonus of $25,000 for the year ended December 31, 2024. On September 8, 2023, the Company’s Chief Financial Officer was granted 50,000 RSUs under the 2022 Plan, 50% of such RSUs vested on the one year anniversary date of the grant (September 8, 2024) and 50% of such RSUs vest on the two year anniversary of the date of the grant (September 8, 2025), subject to continued services.

Note K – Legal Proceedings

[1] On December 24, 2024, the Company’s wholly-owned subsidiary, HFT Solutions, LLC, initiated patent litigations against Citadel Securities, LLC and Jump Trading, LLC in the United States District Court for the Northern District of Illinois for infringement of certain patents within our HFT Patent Portfolio. The HFT Patent Portfolio relates to, among other things, certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems where the difference between success and failure may be measured in nanoseconds.

[2] On April 4, 2014 and December 3, 2014, the Company initiated litigation against Google Inc. (“Google”) and YouTube, LLC (“YouTube”) in the U.S. District Court for the Southern District of New York for infringement of several of its patents within its Cox Patent Portfolio acquired from Dr. Cox which relate to the identification of media content on the Internet. The lawsuit alleges that Google and YouTube have infringed and continue to infringe certain of the Company’s patents by making, using, selling and offering to sell unlicensed systems and related products and services, which include YouTube’s Content ID system. The litigations against Google and YouTube were subject to court ordered stays which were in effect from July 2, 2015 until January 2, 2019 as a result of proceedings at the Patent Trial and Appeal Board (PTAB) and the appeals of PTAB Final Written Decisions to the U.S. Court of Appeals for the Federal Circuit. Pursuant to a Joint Stipulation and Order Regarding Lifting of Stays, entered on January 2, 2019, the parties agreed, among other things, that the stays with respect to the litigations were lifted. In January 2019, the two litigations against Google and YouTube were consolidated. The consolidated actions proceeded and discovery was completed. On April 24, 2024, following a motion for summary judgment by defendants, the U.S. District Court for the Southern District of New York issued a judgment dismissing the Company’s patent infringement claims finding that the asserted claims of two of the patents are invalid for indefiniteness and granting summary judgment that that the asserted claims of another patent are not infringed by Google’s accused system. The Court’s ruling disposes of all of the Company’s claims in the case. On May 14, 2024, the Company filed a notice of appeal to the U. S. Court of Appeals for the Federal Circuit and the appeal is pending.

[3] On May 9, 2017, Mirror Worlds Technologies, LLC, the Company’s wholly-owned subsidiary, initiated litigation against Facebook, Inc. (“now Meta Platforms, Inc. (“Meta”)) in the U.S. District Court for the Southern District of New York, for infringement of U.S. Patent No. 6,006,227, U.S. Patent No. 7,865,538 and U.S. Patent No. 8,255,439 (among the patents within the Company’s Mirror Worlds Patent Portfolio). The lawsuit alleged that the asserted patents are infringed by Meta’s core technologies that enable Meta’s Newsfeed and Timeline features. On August 11, 2018, the Court issued an order granting Meta’s motion for summary judgment of non-infringement and dismissed the case. On August 17, 2018, the Company filed a Notice of Appeal to appeal the summary judgment decision to the U.S. Court of Appeals for the Federal Circuit. On January 23, 2020, the U.S. Court of Appeals for

NETWORK-1 TECHNOLOGIES, INC.

Note K – Legal Proceedings (continued)

the Federal Circuit ruled in the Company’s favor and reversed the summary judgment finding on non-infringement of the District Court and remanded the litigation to the Southern District of New York for further proceedings.

On March 7, 2022, the District Court entered a ruling granting in part and denying in part a motion for summary judgment by Meta. In its ruling the Court (i) denied Meta’s motion that the asserted patents were invalid by concluding that all asserted claims were patent eligible under §101 of the Patent Act and (ii) granted summary judgment of non-infringement in favor of Meta and dismissed the case. On April 4, 2022, the Company filed an appeal to the U.S. Court of Appeals for the Federal Circuit. On December 4, 2024, the U.S. Court of Appeals for the Federal Circuit affirmed the judgment of the District Court granting Meta’s motion for summary judgment of non-infringement dismissing the Company’s claims against Meta.

[4] In October and November 2022, the Company initiated nine separate litigations against ten defendants for infringement of its Remote Power Patent seeking monetary damages based upon reasonable royalties, as follows: (i) On October 6, 2022, the Company initiated such litigation against Arista Networks, Inc., Fortinet, Inc., Honeywell International Inc. and Ubiquiti Inc. in the United States District Court, District of Delaware; (ii) On October 27, 2022, and November 3, 2022, the Company initiated such litigation against TP-Link USA Corporation and Hikvision USA, Inc. in the United States District Court for the Central District of California; (iii) On November 4, 2022, the Company initiated such litigation against Panasonic Holdings Corporation and Panasonic Corporation of North America in the United States District Court for the Eastern District of Texas (Marshall Division); and (iv) On November 8, 2022 and November 16, 2022, the Company initiated such litigation against Antaira Technologies, LLC and Dahua Technology USA in the United States District Court for the Central District of California.

During the year ended December 31, 2023, the Company entered into settlement agreements with eight of the ten defendants resulting in aggregate settlements paid and recognized as revenue of $2,601,000 and a conditional payment of $150,000. During the year ended December 31, 2024, the Company entered into a settlement agreement with an additional defendant resulting in payment to the Company of $100,000. On January 14, 2025, the U. S. District Court for the District of Delaware granted Ubiquiti’s partial motion for summary judgment on indirect infringement. On February 13, 2025, the Court granted the parties joint motion to dismiss the litigation.

Note L - Concentrations

Revenue from the Company’s Remote Power Patent constituted 100% of the Company’s revenue for the year ended December 31, 2024 and 2023. In 2024, one party constituted 100% of the Company’s revenue and in 2023 four parties constituted 90% of the Company’s revenue.

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

During the year ended December 31, 2024, the Company repurchased an aggregate of 733,436 shares of its common stock pursuant to the Share Repurchase Program at a cost of approximately $1,270,438 (exclusive of commissions) or an average price per share of $1.73.

Since inception of the Share Repurchase Program (August 2011) through December 31, 2024, the Company has repurchased an aggregate of 10,374,232 shares of its common stock at a cost of approximately $19,983,354 (exclusive of commissions) or an average per share price of $1.93.

NETWORK-1 TECHNOLOGIES, INC.

Note M – Stock Repurchase Program (continued)

On December 23, 2024, the Company entered into a written trading plan (the “10b5-1 Plan”) under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). Adopting a trading plan that satisfies the conditions of Rule 10b5-1 allows a company to repurchase its shares at times when it might otherwise be prevented from doing so due to self-imposed trading black-outs or pursuant to insider trading laws. Purchases under the 10b5-1 Plan may be made during the following periods: (1) beginning on January 2, 2025 until two trading days after the Company issues a press release announcing its financial results for the year ended December 31, 2024, and (2) beginning on April 1, 2025 until two trading days after the Company issues a press release announcing its financial results for the quarter ended March 31, 2025. Under the 10b5-1 Plan, the Company’s third party broker may purchase up to 1,000,000 shares of the Company’s common stock, subject to certain price, market, volume and timing constraints, in accordance with the terms of the plan and subject to Rule 10b5-1 and Rule 10b-18 of the Exchange Act.

Note N – Dividend Policy

The Company’s dividend policy consists of a semi-annual cash dividend of $0.05 per common share ($0.10 per common share annually) which have been paid in March and September of each year. On February 23, 2024, the Board of Directors declared a semi-annual cash dividend of $0.05 per share with a payment date of March 29, 2024 to all common shareholders of record as of March 15, 2024. On August 27, 2024, the Board of Directors declared a semi-annual dividend of $0.05 per share with a payment date of September 26, 2024 to all common shareholders of record as of September 12, 2024. The Company’s dividend policy undergoes a periodic review by the Board of Directors and is subject to change at any time depending upon the Company’s earnings, financial requirements and other factors.

Note O – Subsequent Events

[1] On February 19, 2025, the Company’s Board of Directors declared a semi-annual cash dividend of $0.05 per share with a payment date of March 28, 2025 to all common shareholders of record as of March 14, 2025.

[2] On February 19, 2025, the Company’s Board of Directors approved the grant of 15,000 RSUs to each of the Company’s two non-management directors. The RSUs vest over a one year period in equal quarterly installments of 3,750 shares of common stock on each of March 15, 2025, June 15, 2025, September 15, 2025 and December 15, 2025.

[3] On February 21, 2025, the Company received a payment of $150,000 from a defendant in the Company’s Remote Power Patent litigation as certain conditions in the settlement agreement were satisfied on February 13, 2025 (see Note K [4] herein). The Company will record the $150,000 conditional settlement payment as revenue in the first quarter of 2025.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)     Financial Statements:

The following are included under Item 8 “Financial Statements and Supplementary Data”:

Reports of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2024 and 2023

Consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023

Consolidated statements of changes in stockholders' equity for the years ended December 31, 2024 and 2023

Consolidated statements of cash flows for the years ended December 31, 2024 and 2023

Notes to consolidated financial statements

(a)(2)     Financial Statements Schedules:

Financial statement schedules are omitted because the information is not applicable.

(a)(3)     Exhibits:

3(i)(a)	Certificate of Incorporation, as amended. Previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-59617), declared effective by the SEC on November 12, 1998 (the “1998 Registration Statement”), and incorporated herein by reference.
3(i)(b)	Certificate of Amendment to the Certificate of Incorporation dated November 27, 2001. Previously filed as Exhibit 3.1.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-81344) declared effective by the SEC on February 12, 2002, and incorporated herein by reference (the “February 2002 Form S-3”)
3(i)(c)	Certificate of Amendment to the Certificate of Incorporation dated October 9, 2013. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 10, 2013, and incorporated herein by reference.
3(ii)	Second Amended and Restated By-laws. Previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 filed on November 14, 2016 and incorporated herein by reference.
4.1	Description of Common Stock. Previously filed under the header “Common Stock” under the section captioned “Description of Securities” in the Company’s Registration Statement on Form S-1A (File No. 333-190719) filed on September 30, 2014 and incorporated herein by reference.
10.2+	Employment Agreement, dated July 14, 2016, between the Company and Corey M. Horowitz, Chairman and Chief Executive Officer. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2016 and incorporated herein by reference.
10.3+	Employment Agreement, dated March 22, 2022, between the Company and Corey M. Horowitz, Chairman and Chief Executive Officer. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2022 and incorporated herein by reference.
10.4+	2013 Stock Incentive Plan. Previously filed as Appendix B to the Company’s Schedule 14A (Proxy Statement) filed on August 20, 2013 and incorporated herein by reference.
10.5+	2022 Stock Incentive Plan Previously filed as Exhibit A to the Company's Schedule 14A (Proxy Statement) filed on July 27, 2022 and incorporated herein by reference.
10.6	Form of Indemnification Agreement for directors and officers. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2019 and incorporated herein by reference.

14	Code of Ethics. Previously filed as Exhibit 14 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 14, 2004 and incorporated herein by reference.
19	Insider Trading Policies and Procedures. Previously filed as Exhibit 19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed on March 8, 2024 and incorporated herein by reference.
21.1*	List of Subsidiaries of Registrant.
23.1*	Consent of Grassi & Co., CPAs, P.C., independent registered public accounting firm.
23.2*	Consent of Marcum LLP, independent registered accounting firm
31.1*	Section 302 Certification of Chief Executive Officer.
31.2*	Section 302 Certification of Chief Financial Officer.
32.1*	Section 906 Certification of Chief Executive Officer.
32.2*	Section 906 Certification of Chief Financial Officer.
97.	Compensation Recovery Policy. Previously filed as Exhibit 97 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed on March 8, 2024 and incorporated herein by reference.

101* Interactive data files: *

101.INS         XBRL Instance Document.

101.SCH       XBRL Scheme Document.

101.CAL       XBRL Calculation Linkbase Document.

101.DEF       XBRL Definition Linkbase Document.

101.LAB       XBRL Label Linkbase Document.

101.PRE       XBRL Presentation Linkbase Document

_____________________

*  Filed herewith

+  Management contract or compensatory plan or arrangement

ITEM 16.	10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK-1 TECHNOLOGIES, INC.

By  /s/ Corey M. Horowitz

Corey M. Horowitz

Chairman and Chief Executive Officer

February 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/ Corey M. Horowitz Corey M. Horowitz	Chairman and Chief Executive Officer, Chairman of the Board of Directors (principal executive officer)	February 28, 2025
/s/ Robert Mahan Robert Mahan	Chief Financial Officer (principal financial officer and principal accounting officer)	February 28, 2025
/s/ Jonathan Greene Jonathan Greene	Executive Vice President, Secretary and a Director	February 28, 2025
/s/ Niv Harizman Niv Harizman	Director	February 28, 2025
/s/ Allison Hoffman Allison Hoffman	Director	February 28, 2025