Form 10-Q
period 2025-09-30
NETWORK-1 TECHNOLOGIES, INC.
filed 2025-11-06
CIK 1065078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to__________

Commission File Number  1-15288

NETWORK-1 TECHNOLOGIES, INC.

 (Exact Name of Registrant as Specified in Its Charter)

Delaware	11-3027591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

65 Locust Avenue, Third Floor New Canaan, Connecticut	06840
(Address of principal executive offices)	(Zip Code)

203-920-1055

(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NTIP	NYSE American

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

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding as of November 3, 2025 was 22,819,661.

NETWORK-1 TECHNOLOGIES, INC.

Form 10-Q Index

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include any expectation of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements related to future performance and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Factors that could cause or contribute to such differences include various risks and uncertainties described below and elsewhere in this Quarterly Report on Form 10-Q as well as in our Annual Report on Form 10-K for the year ended December 31, 2024 (filed with the SEC on February 28, 2025). Furthermore, such forward-looking statements speak only as of the date of this report. Such risks and uncertainties include, but are not limited to, the following:

•	our uncertain revenue from licensing our intellectual property;
•	uncertainty of the outcome of our pending litigations;
•	our ability to achieve future revenue from our patent portfolios;
•	our ability to protect our patents;
•	our ability to execute our strategy to acquire or make investments in high quality patents with significant licensing opportunities;
•	our ability to enter into strategic relationships with third parties to license or otherwise monetize their intellectual property;
•	our ability to achieve a return on our investment in ILiAD Biotechnologies, LLC;
•	our ability to continue to acquire additional intellectual property;
•	uncertainty as to whether cash dividends will continue to be paid;
•	variations in our quarterly and annual operating results;
•	the risk that we may be determined to be a personal holding company in 2025 or future years which may result in our issuing a special cash dividend to our stockholders to the extent we have undistributed personal holding company income resulting in less cash available for our operations and strategic transactions; and
•	legislative, regulatory and competitive developments.

Item 1. Condensed Consolidated Financial Statements

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$7,708,000	$13,145,000
Marketable securities, at fair value	29,389,000	27,455,000
Other current assets	166,000	232,000
TOTAL CURRENT ASSETS	37,263,000	40,832,000
OTHER ASSETS:
Patents, net of accumulated amortization	1,516,000	1,205,000
Equity investment	2,242,000	3,337,000
Operating leases right-of-use asset	—	27,000
Security deposit	13,000	13,000
Total Other Assets	3,771,000	4,582,000
TOTAL ASSETS	$41,034,000	$45,414,000
LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable	$220,000	$203,000
Accrued payroll	—	292,000
Other accrued expenses	187,000	247,000
Operating lease obligations	—	24,000
Total Current Liabilities	407,000	766,000
LONG TERM LIABILITIES:
Deferred tax liability	105,000	337,000
TOTAL LIABILITIES	512,000	1,103,000
COMMITMENTS AND CONTINGENCIES (Note G)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, authorized 10,000,000 shares; none issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; authorized 50,000,000 shares; 22,820,593 and 22,961,619 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	228,000	229,000
Additional paid-in capital	63,346,000	65,455,000
Accumulated deficit	(23,052,000)	(21,373,000)

TOTAL STOCKHOLDERS’ EQUITY	40,522,000	44,311,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,034,000	$45,414,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

REVENUE	$—	$—	$150,000	$100,000

OPERATING EXPENSES:
Costs of revenue	—	—	42,000	28,000
Professional fees and related costs	226,000	290,000	511,000	656,000
General and administrative	537,000	576,000	1,658,000	1,764,000
Amortization of patents	37,000	30,000	104,000	90,000

TOTAL OPERATING EXPENSES	800,000	896,000	2,315,000	2,538,000

OPERATING LOSS	(800,000)	(896,000)	(2,165,000)	(2,438,000)
OTHER INCOME:
Interest and dividend income, net	467,000	524,000	1,396,000	1,407,000
Net realized and unrealized gain on marketable securities	44,000	293,000	215,000	395,000
Total other income, net	511,000	817,000	1,611,000	1,802,000
LOSS BEFORE INCOME TAXES AND SHARE OF NET LOSSES OF EQUITY METHOD INVESTEE	(289,000)	(79,000)	(554,000)	(636,000)

INCOME TAXES PROVISION:
Current	—	—	(31,000)	—
Deferred taxes, net	(83,000)	(71,000)	(232,000)	(355,000)
Total income tax benefit	(83,000)	(71,000)	(263,000)	(355,000)

LOSS BEFORE SHARE OF NET LOSS OF EQUITY METHOD INVESTEE:	(206,000)	(8,000)	(291,000)	(281,000)

SHARE OF NET LOSS OF EQUITY METHOD INVESTEE	(354,000)	(308,000)	(1,095,000)	(1,613,000)
NET LOSS	$(560,000)	$(316,000)	$(1,386,000)	$(1,894,000)

Net loss per share
Basic	$(0.02)	$(0.01)	$(0.06)	$(0.08)
Diluted	$(0.02)	$(0.01)	$(0.06)	$(0.08)

Weighted average common shares outstanding:
Basic	22,807,916	23,126,480	22,858,180	23,337,716
Diluted	22,807,916	23,126,480	22,858,180	23,337,716

Cash dividends declared per share	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance – January 1, 2025	22,961,619	$229,000	$65,455,000	$(21,373,000)	$44,311,000
Dividends and dividend equivalents declared	—	—	(1,171,000)	—	(1,171,000)
Stock-based compensation	—	—	81,000	—	81,000
Vesting of restricted stock units	32,500	—	—	—	—
Value of shares delivered to pay withholding taxes	(5,348)	—	—	(7,000)	(7,000)
Treasury stock purchased and retired	(106,662)	(1,000)	—	(149,000)	(150,000)
Net loss	—	—	(363,000)	—	(363,000)
Balance – March 31, 2025	22,882,109	228,000	64,365,000	(21,892,000)	42,701,000
Stock-based compensation	—	—	80,000	—	80,000
Vesting of restricted stock units	7,500	—	—	—	—
Treasury stock purchased and retired	(44,811)	—	—	(57,000)	(57,000)
Net loss	—	—	—	(463,000)	(463,000)
Balance – June 30, 2025	22,844,798	$228,000	64,445,000	$(22,412,000)	$42,261,000
Dividends and dividend equivalents declared	—	—	(1,165,000)	—	(1,165,000)
Stock-based compensation	—	—	66,000	—	66,000
Vesting of restricted stock units	32,500	—	—	—	—
Treasury stock purchased and retired	(56,705)	—	—	(80,000)	(80,000)
Net loss	—	—	—	(560,000)	(560,000)
Balance – September 30, 2025	22,820,593	$228,000	$63,346,000	$(23,052,000)	$40,522,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance – January 1, 2024	23,553,908	$235,000	$67,446,000	$(16,989,000)	$50,692,000
Dividends and dividend equivalents declared	—	—	—	(1,207,000)	(1,207,000)
Stock-based compensation	—	—	115,000	—	115,000
Vesting of restricted stock units	111,250	1,000	(1,000)	—	—
Value of shares delivered to pay withholding taxes	(28,853)	—	—	(61,000)	(61,000)
Treasury stock purchased and retired	(83,744)	(1,000)	—	(185,000)	(186,000)
Net loss	—	—	—	(920,000)	(920,000)
Balance – March 31, 2024	23,552,561	$235,000	$67,560,000	$(19,362,000)	$48,433,000
Stock-based compensation	—	—	95,000	—	95,000
Vesting of restricted stock units	11,250	1,000	(1,000)	—	—
Treasury stock purchased and retired	(373,701)	(4,000)	—	(693,000)	(697,000)
Net loss	—	—	—	(658,000)	(658,000)
Balance – June 30, 2024	23,190,110	$232,000	$67,654,000	$(20,713,000)	$47,173,000
Dividends and dividend equivalents declared	—	—	—	(1,181,000)	(1,181,000)
Stock-based compensation	—	—	103,000	—	103,000
Vesting of restricted stock units	40,000	—	—	—	—
Treasury stock purchased and retired	(119,615)	(1,000)	___	(199,000)	(200,000)
Net loss	—	—	—	(316,000)	(316,000)
Balance – September 30, 2024	23,110,495	$231,000	$67,757,000	$(22,409,000)	$45,579,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,386,000)	$(1,894,000)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of patents	104,000	90,000
Stock-based compensation	227,000	313,000
Loss allocated from equity method investment	1,095,000	1,613,000
Unrealized gain on marketable securities	(108,000)	(244,000)
Deferred tax benefit	(232,000)	(355,000)
Amortization of operating leases – right of use assets	27,000	48,000

Changes in operating assets and liabilities:
Other current assets	66,000	65,000
Accounts payable	17,000	246,000
Operating lease obligations	(24,000)	(58,000)
Accrued expenses	(392,000)	(509,000)
NET CASH USED IN OPERATING ACTIVITIES	(606,000)	(685,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities	10,192,000	13,582,000
Purchases of marketable securities	(12,018,000)	(11,968,000)
Acquisition of patents	(415,000)	—

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(2,241,000)	1,614,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,296,000)	(2,366,000)
Value of shares delivered to fund payment of withholding taxes	(7,000)	(61,000)
Repurchases of common stock, inclusive of commissions and excise tax	(287,000)	(1,083,000)

NET CASH USED IN FINANCING ACTIVITIES:	(2,590,000)	(3,510,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,437,000)	(2,581,000)

CASH AND CASH EQUIVALENTS, beginning of period	13,145,000	16,896,000

CASH AND CASH EQUIVALENTS, end of period	$7,708,000	$14,315,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	—	—
Income taxes	—	—

NON-CASH FINANCING ACTIVITIES
Accrued dividend rights on restricted stock units	$51,000	$59,000
Right of use asset for lease liability	—	$75,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS

[1]     BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of the management of Network-1 Technologies, Inc. (the “Company”), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company’s financial position as of September 30, 2025, and the results of its operations and its changes in stockholders’ equity for the three and nine month periods ended September 30, 2025 and September 30, 2024, and the statement of cash flows for the nine months ended September 30, 2025 and September 30, 2024. The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP may have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2025. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations to be expected for the full year.

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

The Company determines revenue recognition through the following steps:

•	identification of the license agreement, the final judgment or the litigation settlement agreement;
•	identification of the performance obligations in the license agreement, the final judgment or the litigation settlement agreement;
•	determination of the consideration for the license, final judgment or settlement;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when the Company satisfies its performance obligations.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue disaggregated by source is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Litigation settlements	$150,000	$100,000	$—	$—
Total Revenue	$150,000	$100,000	$—	$—

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740, Income Taxes (ASC 740), which requires the Company to use the assets and liability method of accounting for income taxes. Under the assets and liability method, deferred income taxes are recognized for the tax consequences of temporary(timing) differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forwards. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. As of September 30, 2025, the Company had total deferred tax assets generated from its activities of $1,737,000. The Company’s deferred tax assets were offset by a valuation allowance of $1,737,000 as it was determined that it is more likely than not that certain deferred tax assets will not be realized. As of September 30, 2025, the Company also had a deferred tax liability of $105,000.

The personal holding company (“PHC”) rules under the Internal Revenue Code impose a 20% tax on a PHC’s undistributed personal holding company income (“UPHCI”), which means, in general, taxable income subject to certain adjustments and reduced by certain distributions to shareholders. For a corporation to be classified as a PHC, it must satisfy two tests: (i) that more than 50% in value of its outstanding shares must be owned directly or indirectly by five or fewer individuals at any time during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the “Ownership Test”) and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the “Income Test”). As of September 30, 2025, based on available information concerning the Company’s shareholder ownership, the Company did not satisfy the Ownership Test. However, the Company may subsequently be determined to be a PHC in 2025 or in future years if it satisfies both the Ownership Test and Income Test. If the Company were to become a PHC in 2025 or any future year, it would be subject to the 20% tax on its UPHCI. In such event, the Company may issue a special cash dividend to its shareholders in an amount equal to the UPHCI rather than incur the 20% tax.

ASC 740-10, Accounting for Uncertainty in Income Taxes, defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company had no uncertain tax positions as of September 30, 2025.

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

Income Tax Disclosure

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The new requirements will be effective for annual periods beginning after December 15, 2024.The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating ASU 2023-09 to determine its impact on the Company's disclosures.

NOTE C – PATENTS

The Company’s intangible assets at September 30, 2025, include patents with estimated remaining economic useful lives ranging from 8 to 15 years. For all periods presented, all of the Company’s patents were subject to amortization. The gross carrying amounts and accumulated amortization related to acquired intangible assets as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Gross carrying amount – patents	$8,887,000	$8,473,000
Accumulated amortization – patents	(7,371,000)	(7,268,000)
Patents, net	$1,516,000	$1,205,000

Amortization expense for the three months ended September 30, 2025 and 2024 was $37,000 and $30,000, respectively. Amortization expense for the nine months ended September 30, 2025 and 2024 was $104,000 and $90,000, respectively. Future amortization of intangible assets for the next five years and thereafter is as follows:

For the Years Ended December 31,
2025 – remaining	$38,000
2026	147,000
2027	146,000
2028	143,000
2029	143,000
Thereafter	899,000
Total	$1,516,000

The expiration dates of patents within the Company’s M2M/IoT Patent Portfolio range from September 2033 to May 2034. The expiration dates of patents within the Company’s HFT Patent Portfolio range from October 2039 to February 2040. The expiration dates of patents within the Company’s Smart Home Patent Portfolio range from May 2039 to May 2040. All of the patents within the Company’s Mirror Worlds Patent Portfolio, Cox Patent Portfolio and the Remote Power Patent have expired.

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

As of September 30, 2025, there were 95,000 shares of common stock subject to outstanding awards under the 2022 Plan and 2,005,000 shares of common stock available for issuance under the 2022 Plan. In addition, there were 425,000 shares of common stock subject to outstanding awards under the 2013 Plan.

NOTE D – STOCKHOLDERS’ EQUITY (CONTINUED)

Restricted Stock Units

A summary of restricted stock unit activity for the nine months ended September 30, 2025 is as follows (each restricted stock unit issued by the Company represents the right to receive one share of the Company’s common stock):

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance of restricted stock units outstanding at December 31, 2024	487,500	$1.66
Grants of restricted stock units	105,000	1.45
Vested restricted stock units	(72,500)	(1.98)
Balance of restricted stock units outstanding at September 30, 2025	520,000	$1.57

Restricted stock unit compensation expense was $66,000 and $103,000 for the three months ended September 30, 2025 and 2024, respectively. Restricted stock unit compensation expense was $227,000 and $313,000 for the nine months ended September 30, 2025 and 2024, respectively. Stock-based compensation expense is included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

The Company had an aggregate of $186,000 of unrecognized restricted stock unit compensation as of September 30, 2025 to be expensed over a weighted average period of approximately one year.

All of the Company’s outstanding (unvested) restricted stock units have dividend equivalent rights. During the three months ended September 30, 2025 and 2024, the Company paid no such dividend equivalent rights. During the nine months ended September 30, 2025 and 2024, the Company paid a total of $11,000 and $0, respectively, of such dividend equivalent rights. As of September 30, 2025 and December 31, 2024, there was $161,000 and $121,000, respectively, accrued for dividend equivalent rights which were included in other accrued expenses.

NOTE E – LOSS PER SHARE

Basic loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of restricted stock units. Potentially dilutive shares of 520,000 and 495,000 at September 30, 2025 and 2024, respectively, consisted of outstanding restricted stock units. However, since the Company generated a net loss for the three and nine months ended September 30, 2025 and 2024, potentially dilutive shares were not reflected in diluted net loss per share because the impact of such instruments was anti-dilutive.

Computations of basic and diluted weighted average common shares outstanding were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024

Weighted-average common shares outstanding – basic	22,858,180	23,337,716	22,807,916	23,126,480
Dilutive effect of restricted stock units and stock options	—	—	—	—
Weighted-average common shares outstanding – diluted	22,858,180	23,337,716	22,807,916	23,126,480
Restricted stock units excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive	520,000	495,000	520,000	495,000

NOTE F – MARKETABLE SECURITIES

Marketable securities as of September 30, 2025 and December 31, 2024 were composed of the following:

	September 30, 2025
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Certificates of deposit	$755,000	$8,000	$—	$763,000
Government securities	17,086,000	107,000	(64,000)	17,129,000
Fixed income mutual funds	7,817,000	199,000	—	8,016,000
Corporate bonds	3,517,000	4,000	(40,000)	3,481,000
Total marketable securities	$29,175,000	$318,000	$(104,000)	$29,389,000

	December 31, 2024
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government securities	$16,470,000	$63,000	$(71,000)	$16,462,000
Fixed income mutual funds	9,630,000	132,000	(30,000)	9,732,000
Certificates of deposit	752,000	9,000	—	761,000
Corporate bonds and notes	496,000	4,000	—	500,000
Total marketable securities	$27,348,000	$208,000	$(101,000)	$27,455,000

NOTE F- MARKETABLE SECURITIES (CONTINUED)

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

[3]     Leases

The Company had one operating lease for its principal office space in New Canaan, Connecticut that was to expire on April 30, 2025. On April 23, 2025, the Company extended its lease for one year to April 30, 2026 with an option to renew for two additional years. The Company accounts for the extension as a short-term lease. The Company pays a base rent of $5,500 for such office space. The remaining lease term as of September 30, 2025 was 7 months.

There are no material residual guarantees associated with the Company’s lease and there are no significant restrictions or covenants included in the Company’s lease agreement.

NOTE G - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Right of use lease assets and related lease obligations for the Company’s operating lease and the short-term lease extension are recorded in the unaudited condensed consolidated balance sheets as follows:

	As of September 30, 2025	As of December 31, 2024

Operating lease right-of-use assets	$—	$27,000

Operating lease obligations – current	$—	$24,000

The table below presents certain information related to the Company’s lease costs for the period ended:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$27,000	$45,000	$—	$18,000
Short-term lease cost	31,000	—	19,000	—
Total	$58,000	$45,000	$19,000	$18,000

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

Under the terms of the Agreement (which terms are substantially the same as the prior employment agreement with the Chairman and Chief Executive Officer), so long as the Chairman and Chief Executive Officer continues to serve as an executive officer of the Company, whether pursuant to the Agreement or otherwise, the Chairman and Chief Executive Officer shall also receive incentive compensation in an amount equal to 5% of the Company’s gross royalties or other payments from Licensing Activities (as defined) (without deduction of legal fees or any other expenses) with respect to its Remote Power Patent and a 10% net interest (gross royalties and other payments after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company’s royalties and other payments relating to Licensing Activities with respect to patents other than the Remote Power Patent (including all of the Company’s patent portfolios and its return on investment in ILiAD Biotechnologies) (collectively, the “Incentive Compensation”). During the three months ended September 30, 2025 and 2024, the Chairman and Chief Executive Officer did not earn any incentive compensation. During the nine months ended September 30, 2025 and 2024, the Chairman and Chief Executive Officer earned Incentive Compensation of $8,000 and $5,000, respectively.

NOTE I – LEGAL PROCEEDINGS

[1]     On September 8, 2025, the Company’s wholly-owned subsidiary, HFT Solutions, LLC, commenced patent litigation against Optiver US LLC and Optiver Trading US LLC in the United States District Court for the Western District of Texas for infringement of certain patents within the Company’s HFT Patent Portfolio. The HFT Patent Portfolio relates to, among other things, technologies used by firms engaged in high frequency trading activities that utilize field-programmable gate array (FPGA) hardware, including clock domain management technology that provides critical transaction latency gains in trading systems where the difference between success and failure may be measured in nanoseconds.

[2]     On June 27, 2025, the Company commenced patent litigation against Samsung Electronics Co., LTD and Samsung Electronics America, Inc. (collectively, “Samsung”) in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of certain patents within the Company’s M2M/ IoT Patent Portfolio. The lawsuit alleges that Samsung infringes the Company patents by supporting certain eSIM (embedded Subscriber Identification Module) and certain 5G technologies in its mobile devices, including its Galaxy smartphones, watches and tablets (the “Accused Products”). The Accused Products operate consistent with certain GSMA and ETSI industry standards.

[3]     On December 24, 2024, the Company’s wholly-owned subsidiary, HFT Solutions, LLC, commenced patent litigations against Citadel Securities, LLC (“Citadel”) and Jump Trading, LLC in the United States District Court for the Northern District of Illinois for infringement of certain patents within our HFT Patent Portfolio. The HFT Patent Portfolio relates to, among other things, certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems where the difference between success and failure may be measured in nanoseconds. On April 7, 2025, Citadel filed a motion to dismiss under 35 U.S.C. 101, asserting that the asserted patents are directed to patent ineligible subject matter.

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

NOTE I – LEGAL PROCEEDINGS (CONTINUED)

[5]     In October and November 2022, the Company initiated nine separate litigations against ten defendants for infringement of its Remote Power Patent seeking monetary damages based upon reasonable royalties. The defendants in the litigations were Arista Networks, Inc., Honeywell International Inc., Ubiquiti Inc., TP- Link USA Corporation, Hikvision USA, Inc., Panasonic Holdings Corporation and Panasonic Corporation of North America, Antaira Technologies, LLC, and Dahua Technology USA.

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

During the nine months ended September 30, 2025, the Company received a conditional payment of $150,000 from a defendant as the terms of the conditional payment had been satisfied and recorded as revenue in the unaudited condensed consolidated statements of operations.

NOTE J – INVESTMENT

During the period December 2018 through August 2022, the Company made aggregate investments of $7,000,000 in ILiAD Biotechnologies, LLC (“ILiAD”), a privately held clinical stage biotechnology company dedicated to the prevention and treatment of human disease caused by Bordetella pertussis. ILiAD is focused on validating its proprietary intranasal vaccine, BPZE1, for the prevention of pertussis (whooping cough). At September 30, 2025, the Company owned approximately 6.5% of the outstanding units of ILiAD on a non-fully diluted basis and 4.8% of the outstanding units on a fully diluted basis (after giving effect to the exercise all outstanding options and warrants). In connection with its initial investment, the Company’s Chairman and Chief Executive Officer obtained a seat on ILiAD’s Board of Managers and receives the same compensation for service on the Board of Managers as other non-management Board members.

For the three months ended September 30, 2025 and 2024, the Company recorded an allocated net loss from its equity method investment in ILiAD of $354,000 and $308,000, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded an allocable loss from its equity method investment in ILiAD of $1,095,000 and $1,613,000. As of September 30, 2025 and December 31, 2024, the carrying value of the Company’s equity method investment in ILiAD was $2,242,000 and $3,337,000, respectively.

The following table provides certain summarized financial information for ILiAD (the equity method investee) for the periods presented and has been compiled from ILiAD’s unaudited financial statements, reported on one quarter lag.

	Nine Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Loss from continuing operations	$(15,571,000)	$(25,013,000)	$(4,180,000)	$(4,940,000)
Comprehensive loss	$(16,573,000)	$(24,409,000)	$(5,123,000)	$(4,754,000)

NOTE K – STOCK REPURCHASES

On June 17, 2025, the Board of Directors authorized an extension and increase of the Company’s share repurchase program (the “Share Repurchase Program”) to repurchase up to $5,000,000 of common stock over the subsequent 24 month period. The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion except for repurchases under the Company’s 10b5-1 plans. The timing and amount of the shares repurchased is determined by management, except for repurchases under the Company’s 10b5-1 plans, based on its evaluation of market conditions and other factors. The Share Repurchase Program may be increased, suspended or discontinued at any time. Since inception of the Share Repurchase Program through September 30, 2025, the Company has repurchased an aggregate of 10,582,410 shares of its common stock at an aggregate cost of $20,263,978 (exclusive of commissions) or an average per share price of $1.91.

During the three months ended September 30, 2025, the Company repurchased an aggregate of 56,705 shares of its common stock at an aggregate cost of $78,428 (exclusive of commissions ) or an average per share price of $1.38. During the nine months ended September 30, 2025, the Company repurchased an aggregate of 208,178 shares of its common stock at an aggregate cost of $280,623 (exclusive of commissions) or an average per share price of $1.35.

On June 30, 2025, the Company entered into a written trading plan (the “10b5-1 Plan”) under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). Adopting a trading plan that satisfies the conditions of Rule 10b5-1 allows a company to repurchase its shares at times when it might otherwise be prevented from doing so due to self-imposed trading black-outs or pursuant to insider trading laws. Purchases under the 10b5-1 Plan may be made during the following periods: (1) beginning on July 10, 2025 until two trading days after the Company issues a press release announcing its financial results for the quarter ended June 30, 2025, and (2) beginning on October 1, 2025 until two trading days after the Company issues a press release announcing its financial results for the quarter ended September 30, 2025. Under the 10b5-1 Plan, the Company’s third party broker may purchase up to 1,000,000 shares of the Company’s common stock, subject to certain price, market, volume and timing constraints, in accordance with the terms of the plan and subject to Rule 10b5-1 and Rule 10b-18 of the Exchange Act.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations occurring on or after January 1, 2023. The amount of the excise tax is generally 1% of the net fair market value of the net shares repurchased (repurchases net of new share issuances) at the time of the repurchase. The excise tax applies in cases where the total value of the stock repurchased during the taxable year exceeds $1,000,000. During the three and nine months ended September 30, 2025 and 2024, the Company recorded $0 and $8,000, respectively, of such excise tax.

At September 30, 2025, the dollar value of remaining shares that may be repurchased under the Share Repurchase Program was $4,916,425.

NOTE L – CONCENTRATIONS OF CREDIT RISK

The Company maintains cash and certificates of deposit in accounts at financial institutions. The accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. At September 30, 2025, the Company had $12,000 of cash and certificates of deposit in excess of the FDIC insured limit. The Company maintains cash equivalents in brokerage accounts at financial institutions. At September 30, 2025, the Company had cash equivalents of $7,617,000 in these brokerage accounts.

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

OVERVIEW

Our principal business is the development, licensing and protection of our intellectual property assets. We presently own one-hundred fifteen (115) U.S. patents, fifty-four (54) of which have expired, and seventeen (17) international patents related to (i) the M2M/IoT patent portfolio (the “M2M/IoT Patent Portfolio”) relating to, among other things, enabling technology for authenticating and using eSIM (embedded Subscriber Identification Module) technology in Internet of Things (“IoT”) Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers, as well as automobiles; (ii) the HFT patent portfolio (the “HFT Patent Portfolio”) covering certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems where the difference between success and failure may be measured in nanoseconds; (iii) the Cox patent portfolio (the “Cox Patent Portfolio) relating to enabling technology for identifying media content on the Internet and taking further actions to be performed after such identification; (iv) the smart home patent portfolio (the “Smart Home Patent Portfolio”) relating to, among other things, the enabling technology to support the interoperability of smart home IoT devices; (v) the Mirror Worlds patent portfolio (the “Mirror Worlds Patent Portfolio”) relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; and (vi) the remote power patent (the “Remote Power Patent”) covering delivery of Power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras.

Although fifty-four (54) of our U.S. patents have expired, we can assert expired patents against third parties but only for past damages up to the patent expiration date. We currently have a pending appeal involving certain expired patents within our Cox Patent Portfolio and our revenue for the nine months ended September 30, 2025 related to a settlement payment received from litigation involving our expired Remote Power Patent (see Note I[5] to our unaudited condensed consolidated financial statements included herein).

At September 30, 2025 our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $37,097,000 and working capital of $36,856,000. Based on our cash position, we review opportunities to acquire additional intellectual property as well as evaluate other strategic opportunities.

To date we have invested $7,000,000 in ILiAD, a clinical stage biotechnology company with an exclusive license to seventy-eight (78) patents (see Note J to our unaudited condensed consolidated financial statements included herein). Our investment continues to involve significant risk and the outcome is uncertain.

We have been dependent upon our Remote Power Patent for a significant portion of our revenue. Our Remote Power Patent has generated licensing revenue in excess of $188,000,000 from May 2007 through February 2025. We are no longer asserting our Remote Power Patent. All of our revenue for the nine months ended September 30, 2025 was from a settlement involving our Remote Power Patent (see Note I[5] to our unaudited condensed consolidated financial Statements included herein).

On September 8, 2025, we commenced patent infringement litigation against Optiver US LLC and Optiver Trading US LLC in the United States District Court for the Western District of Texas involving our HFT Patent Portfolio (see Note I[1] to our unaudited condensed consolidated financial statements included herein).

On June 27, 2025, we commenced patent litigation against Samsung Electronics Co., LTD and Samsung Electronics America, Inc. (collectively, “Samsung”) in the United States District Court for the Eastern District of Texas for infringement of certain patents within our M2M/IoT Patent Portfolio (see Note I[2] to our unaudited condensed consolidated financial statements included herein).

On December 24, 2024, we commenced patent infringement litigations against Citadel Securities, LLC and Jump Trading, LLC in the Unted States District Court for the Northern District of Illinois involving our HFT Patent Portfolio (see Note I[3] to our unaudited condensed consolidated financial statements included herein).

In addition, we have appealed the judgment of the United States District Court for the Southern District of New York dismissing our litigation against Google and YouTube involving certain patents within our Cox Patent Portfolio (see Note I[4] to our unaudited condensed consolidated financial statements included herein).

On March 31, 2025, we acquired our Smart Home Patent Portfolio from IoT and M2M Technologies, LLC, relating to, among other things, enabling technology to support the interoperability of smart home IoT devices, advanced security against quantum computers and improvements in Internet transport layer security. The patent portfolio currently consists of eight (8) U.S. patents and one (1) international patent as well as eleven (11) U.S. pending patent applications and five (5) pending international patents (see Note G[2] to our unaudited condensed consolidated financial statements included herein).

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Revenue. We had no revenue for the three months ended September 30, 2025 and September 30, 2024. We currently have four pending patent infringement litigations involving certain patents within our HFT Patent Portfolio and M2M/ IoT Patent Portfolio as well as a pending appeal of an adverse ruling involving certain patents within our Cox Patent Portfolio (see Note I to our unaudited condensed consolidated financial statements included herein).

Operating Expenses. Operating expenses for the three months ended September 30, 2025 were $800,000 as compared to $896,000 for the three months ended September 30, 2024. The decrease in operating expenses was primarily due to decreased professional fees and related costs of $64,000 and general and administrative expenses of $39,000.

Professional fees and related costs were $226,000 for the three months ended September 30, 2025 as compared to $290,000 for the three months ended September 30, 2024. The decrease in professional fees and related costs of $64,000 was primarily due to decreased professional fees of $189,000 in 2025 due to the 2024 settlement of a putative class action, offset somewhat by increased professional fees of $104,000 related to the patent litigations commenced in 2025.

General and administrative expenses were $537,000 for the three months ended September 30, 2025 as compared to $576,000 for the three months ended September 30, 2024. The decrease in general and administrative expenses of $39,000 was primarily due to decreased stock-based compensation of $37,000.

Realized and Unrealized Gain on Marketable Securities. For the three months ended September 30, 2025, we recorded realized and unrealized gains on marketable securities of $44,000, as compared to $293,000 for the three months ended September 30, 2024. The decrease of $249,000 was due to increased unrealized losses of $358,000, offset somewhat by increased realized gains of $109,000.

Income Taxes. For the three months ended September 30, 2025 and 2024, we had a deferred tax benefit of $83,000 and $71,000, respectively. The increase of $12,000 in our deferred tax benefit was caused primarily by an increase of $46,000 in the net losses of ILiAD recognized in 2025.

Share of Net Losses of Equity Method Investee. We recognized $354,000 of net losses during the three month period ended September 30, 2025 related to our equity share of ILiAD net losses, as compared to a recognized net loss of $308,000 for the three months ended September 30, 2024. We anticipate continuing to record our share of net losses from ILiAD.

Net Loss. As a result of the foregoing, we realized a net loss of $560,000 or $0.02 per share basic and diluted for the three months ended September 30, 2025, compared with a net loss of $316,000 or $0.01 per share basic and diluted for the three months ended September 30, 2024. The increase in our net loss of $244,000 for the three months ended September 30, 2025, as compared to the same period in 2024 was primarily the result of decreased other income of $306,000 and increased share of net losses of equity method investee of $46,000, offset somewhat by decreased operating expenses of $96,000.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Revenue. We had revenue of $150,000 for the nine months ended September 30, 2025 and $100,000 in revenue for the nine months ended September 30, 2024. All such revenue was from litigation settlements involving our Remote Power Patent (See Note I[5] to our unaudited condensed consolidated financial statements included herein).

Operating Expenses. Operating expenses for the nine months ended September 30, 2025 were $2,315,000 as compared to $2,538,000 for the nine months ended September 30, 2024. The decrease in operating expenses of $223,000 was primarily as a result of decreased professional fees and related costs of $145,000 and decreased general and administrative expenses of $86,000.

Professional fees and related costs were $511,000 for the nine months ended September 30, 2025 as compared to $656,000 for the nine months ended September 30, 2024. The decrease in professional fees and related costs of $145,000 was primarily due to decreased professional fees of $269,000 in 2025 due to the 2024 settlement of a putative class action, offset somewhat by increased professional fees of $144,000 related to the patent litigations commenced in 2025.

General and administrative expenses were $1,658,000 for the nine months ended September 30, 2025 as compared to $1,764,000 for the nine months ended September 30, 2024. The decrease in general and administrative expenses of $106,000 was primarily due to decreased state franchise and capital-based taxes of $52,000, decreased directors’ fees of $28,000 and decreased stock-based compensation of $86,000, offset by increased compensation expenses of $33,000 and consulting fees of $23,000.

Realized and Unrealized Gain on Marketable Securities. For the nine months ended September 30, 2025, we recorded realized and unrealized gains on marketable securities of $215,000, as compared to $395,000 for the nine months ended September 30, 2024. The decrease of $180,000 was due to decreased unrealized gains of $203,000, offset somewhat by increased realized gains of $23,000.

Income Taxes. For the nine months ended September 30, 2025, we realized a $31,000 current tax benefit related to a federal income tax refund, as compared to no current income tax expense or benefit for the same period in 2024. We had a deferred tax benefit of $232,000 and $355,000 for the nine months ended September 30, 2025 and 2024, respectively. The decrease of $123,000 in our deferred tax benefit was primarily due to a decrease of $518,000 in the net losses of ILiAD recognized in 2025.

Share of Net Losses of Equity Method Investee. We recognized $1,095,000 of net losses during the nine month period ended September 30, 2025 related to our equity share of ILiAD net losses, as compared to a recognized net loss of $1,613,000 for the nine months ended September 30, 2024. We anticipate continuing to record our share of net losses from ILiAD.

Net Loss. As a result of the foregoing, we realized a net loss of $1,386,000 or $0.06 per share basic and diluted for the nine months ended September 30, 2025, compared with a net loss of $1,894,000 or $0.08 per share basic and diluted for the nine months ended September 30, 2024. The reduction in net loss of $508,000 for the nine months ended September 30, 2025, as compared to 2024, was primarily the result of the decrease in the recognized share of the net losses of our equity method investee of $518,000.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from revenue from licensing our patents. At September 30, 2025 our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $37,097,000 and working capital of $36,856,000. Based on our current cash position, we believe that we will have sufficient cash to fund our operations for the next twelve months and the foreseeable future. Our pending patent infringement litigation or realization of our investment in ILiAD may result in a material increase in our liquidity and capital resources.

Working capital decreased by $3,210,000 at September 30, 2025 to $36,856,000 as compared to working capital of $40,066,000 at December 31, 2024. The decrease in working capital was primarily due to payment of dividends of $2,296,000, cash used in operating activities of $606,000, the acquisition of patents of $415,000 and repurchases of our common stock of $287,000.

Net cash used in operating activities decreased by $79,000 to $606,000 for the nine months ended September 30, 2025, from $685,000 for the nine months ended September 30, 2024. The decrease in cash used in operating activities was attributable to the decrease in our net loss of $508,000, offset by non-cash income and expense items of $352,000. The non-cash items include reduced recognized losses of our equity method investee of $518,000 and decreased stock-based compensation of $86,000, offset by the reduced deferred tax benefit of $123,000 and reduced unrealized gains on marketable securities of $136,000. In addition, the decrease in cash used in operating activities is net of an increase in cash used for operating assets and liabilities of $77,000. This included decreased cash provided by accounts payable of $229,000, offset by decreased cash used in payment of accrued expenses of $117,000.

Net cash used in investing activities during the nine months ended September 30, 2025 increased by $3,855,000 to $2,241,000 as compared to cash provided by investing activities of $1,614,000 for the nine months ended September 30, 2024, primarily as a result of decreased sales of marketable securities of $3,390,000 and the acquisition of patents in 2025 of $415,000.

Net cash used in financing activities for the nine months ended September 30, 2025 and 2024 was $2,590,000 and $3,510,000, respectively. The decrease of $920,000 for the nine months ended September 30, 2025 primarily resulted from a decrease of $796,000 in repurchases of our common stock.

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

(b)           Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our legal proceedings see Note I to our unaudited condensed consolidated financial statements included in this Quarterly Report and Item 3. Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2024 (filed with the SEC on February 28, 2025). During the three months ended September 30, 2025 and to date, no material events occurred with respect to our legal proceedings, except for the following: On September 8, 2025, our wholly-owned subsidiary, HFT Solutions, LLC, commenced patent litigation against Optiver US LLC and Optiver Trading US LLC in the United States District Court for the Western District of Texas for infringement of certain patents within our HFT Patent Portfolio (see Note I[1] to our unaudited condensed consolidated financial statements included herein).

ITEM 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and the trading price of our common stock. Investors should carefully consider the risks described in this Quarterly Report on Form 10-Q for the three months ended September 30, 2025, and our Annual Report on Form 10-K for the year ended December 31, 2024 (pages 10-19), filed with the SEC on February 28, 2025.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Issuances of Unregistered Securities

There were no such issuances during the three months ended September 30, 2025.

Stock Repurchases

On June 17, 2025, our Board of Directors authorized an extension and increase of the Share Repurchase Program to repurchase up to $5,000,000 of shares of our common stock over the subsequent 24 month period. The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions at our discretion except for repurchases under our 10b5-1 plans. The timing and amount of the shares repurchased is determined by management, except for repurchases under our 10b5-1 plans, based on our evaluation of market conditions and other factors. The Share Repurchase Program may be increased, suspended or discontinued at any time. Since inception of the Share Repurchase Program in August 2011 through September 30, 2025, we have repurchased an aggregate of 10,582,410 shares of our common stock at an aggregate cost of $20,263,978 (exclusive of commissions) or an average per share price of $1.91. During the three months ended September 30, 2025, we repurchased an aggregate of 56,705 shares of our common stock at an aggregate cost of $78,428 (exclusive of commissions) or an average per share price of $1.38. During the nine months ended September 30, 2025, we repurchased an aggregate of 208,178 shares of our common stock at an aggregate cost of $ 280,623 (exclusive of commissions) or an average per share price of $1.35. At September 30, 2025, the remaining dollar value of shares that may be repurchased under the Share Repurchase Program was $4,916,425.

During the months of July, August and September 2025, we purchased common stock pursuant to our Share Repurchase Program as indicated below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31, 2025	49,957	$1.38	49,957	$4,925,933
August 1 to August 31, 2025	6,748	$1.41	6,748	$4,916,425
September 1 to September 30, 2025	__	__	__	$4,916,425
Total	56,705	$1.38	56,705

______________________

(1)	Gives effect to the Company’s extension of its Share Repurchase Program on June 17, 2025 to purchase up to $5,000,000 shares over the next two year period.

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

NETWORK-1 TECHNOLOGIES, INC.

Date: November 6, 2025	By:	/s/ Corey M. Horowitz
Corey M. Horowitz Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Robert Mahan
Robert Mahan Chief Financial Officer (Principal Financial Officer)