Form 10-K
period 2025-12-31
NETWORK-1 TECHNOLOGIES, INC.
filed 2026-03-13
CIK 1065078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of June 30, 2025 was approximately $ 18,790,004 based on the closing price as reported on NYSE American Exchange.  Shares of voting stock held by each officer and director and by each person, who as of June 30, 2025, the last business day of the Registrant’s most recently completed second quarter, may be deemed to have beneficially owned more than 10% of the voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

The number of shares outstanding of Registrant's common stock as of March 9, 2026 was 22,793,308.

NETWORK-1 TECHNOLOGIES, INC.

2025 FORM 10-K

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

Our principal business is the development, licensing and protection of our intellectual property assets. We presently own one hundred nineteen (119) U.S. patents, fifty-four (54) of such patents have expired, and fifteen (15) foreign patents (unexpired) relating to (i) our M2M/IoT patent portfolio relating to, among other things, enabling technology for authenticating and using eSIM (embedded Subscriber Identification Module) technology in IoT, Machine-to-Machine and other mobile devices, including smartphones, tablets and computers, as well as automobiles (“M2M/IoT Patent Portfolio”); (ii) our HFT patent portfolio covering certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems. (“HFT Patent Portfolio”); and (iii) our Cox patent portfolio relating to enabling technology for identifying media content on the Internet and taking further action to be performed after such identification (“Cox Patent Portfolio”); (iv) our smart home patent portfolio relating to, among other things, the enabling technology to support the interoperability of smart home IoT devices (“Smart Home Patent Portfolio; (v) our Remote Power Patent covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; and (vi) our Mirror Worlds Patent Portfolio relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system. We no longer intend to monetize our Remote Power Patent and Mirror Worlds Patent Portfolio as such patents have expired.

We have invested $7,000,000 in ILiAD Biotechnologies, Inc. (“ILiAD”), a clinical stage biotechnology company dedicated to the prevention and treatment of human disease caused by Bordetella pertussis with a focus on validating its proprietary intranasal vaccine, BPZE1, for the prevention of pertussis (whooping cough). On December 31, 2025, we owned approximately 6.4% of the outstanding units of ILiAD on a non-fully diluted basis and approximately 4.8% of the outstanding units on a fully diluted basis (see “Business- Investment in ILiAD Biotechnologies).

Our current strategy includes continuing our efforts to monetize our intellectual property.  In addition, we continue to seek to acquire additional intellectual property assets to develop, commercialize, license or otherwise monetize. Our strategy includes working with inventors and patent owners to assist in the development and monetization of their patented technologies. Our patent acquisition and development strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as we have previously achieved with respect to our Remote Power Patent and our Mirror Worlds Patent Portfolio. In addition, we may also enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.

In the past we have been dependent upon our Remote Power Patent for a significant portion of our revenue. Our Remote Power Patent generated revenue in excess of $188,000,000 from May 2007 through December 31, 2025. During the year ended December 31, 2025 and 2024, our Remote Power Patent generated all of our revenue. We are no longer enforcing our Remote Power Patent. Our future revenue is dependent on our ability to monetize our other patent assets.

We have pending litigations involving our assertion of infringement claims concerning certain patents within our M2M/IoT Patent Portfolio and HFT Patent Portfolio. In addition, we have a pending appeal to the U.S. Court of Appeals for the Federal Circuit of a District Court’s judgment of non-infringement dismissing our case against Google and YouTube involving certain patents within our Cox Patent Portfolio (see “Legal Proceedings” at pages 19-20 of this Annual Report).

At December 31, 2025, we had cash and cash equivalents and marketable securities of $36,869,000 and working capital of $36,336,000. Based on our current cash position, we believe that we will have sufficient cash to fund our operations for the foreseeable future.

Overview of Our Patents

We are currently developing patents within our M2M/IoT Patent Portfolio, HFT Patent Portfolio and Smart Home Patent Portfolio. In addition, we are currently monetizing certain patents within our M2M/IoT Patent Portfolio, HFT Patent Portfolio and Cox Patent Portfolio (see “Legal Proceedings” at pages 19-20 hereof).

M2M/IoT Patent Portfolio

Our M2M/IoT Patent Portfolio, acquired in December 2017 from M2M and IoT Technologies, LLC (“M2M”), relates to, among other things, enabling technology for authenticating and using eSIM (embedded Subscriber Identification Module) technology in IoT, Machine-to-Machine and other mobile devices including smartphones, tablets and computers, as well as automobiles. The M2M/IoT Patent Portfolio currently consists of forty-five (45) issued U.S. patents, five (5) pending U.S. patent applications, and fourteen (14) registered foreign patents. Since we acquired the M2M/IoT Patent Portfolio in December 2017, we have been issued thirty-three (33) additional U.S. patents with respect to the portfolio. We anticipate further issuances of additional claims for this portfolio. The expiration dates of the forty-five (45) issued U.S. patents currently within our M2M/IoT Patent Portfolio range from September 2033 to May 2034. The expiration dates of the fourteen (14) foreign patents currently within our M2M/IoT Patent Portfolio range from October 2034 - December 2034.

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

John Nix, the Managing Member of M2M, provides consulting services to us with respect to our M2M/IoT Patent Portfolio. Mr. Nix is an entrepreneur and inventor, and founder and former Chief Executive Officer of Vobal Technologies, LLC. In 2016, Mr. Nix was recognized as “Creator of the Year” by the Intellectual Property Law Association of Chicago for his intellectual property related to eSIM technology.

HFT Patent Portfolio

On March 25, 2022, we acquired the HFT Patent Portfolio. This portfolio covers certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems. The HFT Patent Portfolio currently includes eleven (11) issued U.S. patents and two pending U.S. patents. The expiration dates within our HFT Patent Portfolio range from October 2039 to February 2040.

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

Cox Patent Portfolio

Our Cox Patent Portfolio, acquired from Dr. Ingemar Cox in February 2013, currently consists of thirty-nine (39) U.S. patents relating to enabling technology for identifying media content on the Internet, such as audio and video, and taking further actions to be performed based on such identification. All of the patents within our Cox patent portfolio have expired. We have a pending appeal to the Federal Circuit of a District Court ruling dismissing our case against Google Inc. and YouTube, LLC involving assertion of certain patents within our Cox Patent Portfolio (see “Legal Proceedings” at pages 19-20 hereof). The patents within our Cox Patent Portfolio are based on a patent application filed in 2000. Since the acquisition of the Cox Patent Portfolio in February 2013, we have been issued thirty-four (34) additional patents relating to this portfolio. The claims in these thirty-four (34) additional patents are generally directed towards systems of content identification and performing actions following therefrom.

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

Smart Home Patent Portfolio

Our Smart Home Patent Portfolio, acquired in March 2025, relates to, among other things, enabling technology to support the interoperability of smart home IoT devices. Our Smart Home Patent Portfolio currently consists of nine issued U.S. patents, four pending U.S. Patents and one registered foreign patent and five pending foreign patents. The expiration dates within our HFT Patent Portfolio range from October 2039 to February 2040.

We are obligated to pay the seller 12.5% of the first $100 million of net proceeds (after the deduction of expenses) and 5% of the net proceeds in excess of $100 million from Monetization Activities (as defined) related to the patent portfolio. In addition, we are obligated to pay the seller $50,000 upon certain events.

Network-1 Strategy

Our strategy is to capitalize on our intellectual property assets by entering into licensing arrangements with third parties that utilize our intellectual property's proprietary technologies as well as any additional proprietary technologies covered by patents which may be acquired by us in the future. Our current patent acquisition and development strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as we have achieved with our Remote Power Patent and Mirror Worlds Patent Portfolio. We no longer intend to enforce our Remote Power Patent and Mirror Worlds Patent Portfolio as all such patents have expired. Our revenue is dependent on our ability to monetize our other patent portfolios. In addition, we may enter into third party strategic relationships with inventors and patent owners to assist in the development and monetization of their patent technologies. Based on our cash position, we review opportunities to acquire additional intellectual property as well as evaluate other strategic alternatives.

In connection with our activities relating to the protection of our intellectual property assets, or the intellectual property assets of third parties with whom we may have strategic relationships in the future, it may be necessary to assert patent infringement claims against third parties whom we believe are infringing our patents or those of our strategic partners. We are currently involved in several litigations to protect our patents including certain patents within our M2M/IoT Patent Portfolio and HFT Patent Portfolio as well as an appeal to the Federal Circuit of a District Court dismissal involving certain patents within our Cox Patent Portfolio (see “Legal Proceedings” at pages 19-20 (hereof).

Revenue Concentration

Revenue from our Remote Power Patent as a result of a litigation settlement constituted 100% of our revenue for the year ended December 31, 2025. We anticipate that our future revenue will continue to be derived from a few parties.

Competition

With respect to our ability to acquire additional intellectual property assets or enter into strategic relationships with third parties to monetize their intellectual property assets, we face considerable competition from other companies, many of which have significantly greater financial and other resources than we have. The patent licensing and enforcement industry has grown and there has been a material increase in the number of companies seeking to acquire intellectual property assets from third parties or to provide financing to third parties seeking to monetize their intellectual property. Entities including, among others, Acacia Research Corporation (NASDAQ:ACTG), Intellectual Ventures, WI-LAN Inc., and RPX Corporation, seek to acquire intellectual property or partner with third parties to license or enforce intellectual property rights. In addition, we also compete with strategic corporate buyers with respect to the acquisition of intellectual property assets. It is expected that others will enter this market as well. Many of these competitors have significantly greater financial and human resources than us.

We may also compete with litigation funding firms such as Burford Capital Limited, Validity Finance, LLC, Fortress Investment Group, LLC, Parabellum Capital LLC and Bentham Capital LLC, venture capital firms and hedge funds for intellectual property acquisitions and licensing opportunities. Many of these competitors also have greater financial resources and human resources than us.

Regulatory Environment

If new legislation, regulations or rules are implemented either by Congress, the USPTO or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our business, financial condition and results of operations. Certain legislation, regulations, and rulings by the courts and actions by the USPTO have materially increased the risk and cost of enforcement of patents. U.S. patent laws were amended by the Leahy-Smith America Invents Act, referred to as the “America Invents Act”, which became effective on March 16, 2013. The America Invents Act included a number of significant changes to U.S. patent law. In general, it addressed issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation and new administrative post-grant review procedures to challenge the patentability of issued patents outside of litigation, including Inter Partes Review (IPR) proceedings which provide third parties a timely and cost effective alternative to district court litigation to challenge the validity of an issued patent. The America Invents Act and its implementation increased the uncertainties and costs surrounding the enforcement of patent rights has made it more difficult to successfully enforce our patents.

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

Investment in ILiAD Biotechnologies

During the period December 2018 to date, we made aggregate investments of $7,000,000 in ILiAD, a privately held clinical stage biotechnology company dedicated to the prevention and treatment of human disease caused by Bordetella pertussis. ILiAD is focused on validating its proprietary intranasal vaccine, BPZE1, for the prevention of pertussis (whooping cough). Pertussis is a life-threatening disease caused by the highly contagious respiratory bacterium Bordetella pertussis. On December 31, 2025, we owned approximately 6.4% of the outstanding units of ILiAD on a non-fully diluted basis and approximately 4.8% of the outstanding units on a fully diluted basis. In connection with our investment, Corey Horowitz, our Chairman and Chief Executive Officer, became a member of ILiAD’s Board of Managers and received the same compensation for service on the Board as the other non-management Board members. Following ILiAD’s completion of a preferred stock financing in February 2026, Mr. Horowitz no longer serves on the Board.

BPZE1 was developed in the laboratory of Camille Locht, PhD, at the Institut Pasteur de Lille (IPL) and French National Institute of Health and Medical research. BPZE1 is a live-attenuated intranasal vaccine designed to overcome deficiencies of current pertussis vaccines, including poor durability of protection and failure to prevent nasopharyngeal Bordetella pertussis infections that lead to escape mutants and transmission to vulnerable infants. On February 5, 2026, ILiAD completed a $115,000,000 preferred stock financing. The financing was led by RA Capital Management with participation from new investors Janus Henderson Investors and BNP Paribas Asset Management Alts, as well as existing investors including a multi-national pharmaceutical company and AI Life Sciences. Following the closing of the financing, we owned approximately 3.1% of the outstanding shares on a non-fully diluted basis and approximately 2.5% of the outstanding shares on a fully diluted basis (see Note O to our consolidated financial statements included herein).

Corporate Information

We were incorporated under the laws of the State of Delaware in July 1990. Our principal executive offices are located at 65 Locust Avenue, Third Floor, New Canaan, Connecticut 06840 and our telephone number is (203) 920-1055.

Available Information

We file or furnish various reports, such as registration statements, quarterly and current reports, proxy statements and other materials with the SEC. Our website address is www.network-1.com. You may obtain, free of charge on our website, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Section 16 filings and amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information we post on our website is intended for reference purposes only; none of the information posted on our website is part of this Annual Report or incorporated by reference herein.

In addition to the materials that are posted on our website, you may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and other information statements, and other information regarding issuers, including us, that file electronically with the SEC. The address of the SEC’s website is http://www.sec.gov.

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

Our revenue is dependent upon our litigation outcomes. We currently have pending patent infringement litigations involving our M2M/IoT Patent Portfolio and HFT Patent Portfolio as well as a pending appeal of dismissal of litigation involving our Cox Patent Portfolio (see “Legal Proceedings” at pages 19-20 hereof). Patent litigation is inherently risky and uncertain and we cannot assure you that any of our current or future litigation will result in a favorable outcome for us. Accordingly, our revenue is uncertain.

If we are unable to protect our patents, our business would be negatively impacted.

We believe our patents are valid, enforceable and valuable. Despite this belief, third parties typically defend assertion of our patents by asserting defenses, among others, of non-infringement and invalidity. In addition, certain of our patents may become subject to USPTO post-grant inter partes review proceedings (IPRs) which could result in all or a part of our patents being invalidated or the claims being limited. Unfavorable outcomes in our litigation or IPRs may reduce our ability to enforce our patents or have other adverse consequences. If we are unable to protect our patents or otherwise realize value for them, our business, financial condition and operating results would be negatively impacted.

We may not achieve successful outcomes of litigations involving our HFT Patent Portfolio or M2M/IoT Patent Portfolio, which would have a material negative impact on our ability to achieve significant revenue and net income in the future.

On December 26, 2024, we commenced patent litigations against Citadel Securities, LLC and Jump Trading, LLC in the United States District Court for the Northern District of Illinois for infringement of certain patents within our HFT Patent Portfolio. On September 8, 2025, we commenced patent litigation against Optiver US LLC and Optiver Trading US LLC in the United States District Court for the Western District of Texas also for infringement of certain patents within our HFT Patent Portfolio. On June 27, 2025, we commenced patent litigation against Samsung Electronics Co., LTD and Samsung Electronics America, Inc. in the United Stated District Court for the Eastern District of Texas for infringement of certain patents within our M2M/IoT Patent Portfolio (see Legal Proceedings at page 19 hereof). We may not achieve successful outcomes in these patent litigations involving our HFT Patent Portfolio and M2M/IoT Patent Portfolio which would have a material negative impact on our ability to achieve significant revenue and net income in the future.

The outcome of our substantial investment in ILiAD is uncertain.

We have invested $7,000,000 in ILiAD, a privately held clinical stage biotechnology company, with focus on validating its proprietary intranasal vaccine (BPZE1) for the prevention of pertussis (whopping cough). ILiAD faces material risks going forward. Accordingly, our investment in ILiAD remains subject to substantial risks (see Note H to our consolidated financial statements included herein).

We have been dependent upon our Remote Power Patent for a significant portion of our revenue in the past and we may not be able to generate future revenue from our other patents.

Our Remote Power Patent has generated revenue for us in excess of $188,000,000 from May 2007 through December 31, 2025. Revenue from our Remote Power Patent constituted 100% of our revenue for 2025 ($150,000), 2024 ($100,000) and 2023 ($2,601,000) We no longer intend to enforce our Remote Power patent which expired in March 2020. Our revenue is dependent on our ability to successfully monetize our other patent portfolios. Our failure to successfully monetize our other patent portfolios would have a negative impact on our business, financial condition and operating results.

We may not be able to capitalize in the future on our strategy to acquire high quality patents with significant licensing opportunities or enter into strategic relationships with third parties to license or otherwise monetize their intellectual property.

Based upon the success we achieved from licensing our Remote Power Patent (twenty-eight (28) license agreements and in excess of $188,000,000 of revenue through December 31, 2025), the revenue we generated from our Mirror Worlds Patent Portfolio ($47,150,000), establishing a patent portfolio currently consisting of one hundred nineteen (119) U.S. patents and fifteen (15) foreign patents, and our cash position, we believe we have the expertise and sufficient capital to compete in the patent monetization market and to enter strategic relationships with third parties to develop, commercialize, license or otherwise monetize their patents. Our strategy is to focus on acquiring high quality patent assets which management believes have the potential for significant licensing opportunities. However, we may not be able to acquire such additional high quality patents or, if acquired, we may not achieve material revenue or profit from such patents. Acquisitions of patent assets are competitive, time consuming, complex and costly to consummate. High quality patents with significant licensing opportunities are difficult to find and are often very competitive to acquire.  In addition, such acquisitions present material risks. Even if we acquire such additional patent assets, we may not be able to achieve significant licensing revenue or even generate sufficient revenue related to such patent assets to offset the acquisition costs and the legal fees and expenses which may be incurred to enforce, license or otherwise monetize such patents. In addition, we may not be able to enter into strategic relationships with third parties to license or otherwise monetize their intellectual property and, even if we consummate such strategic relationships, we may not achieve material revenue or profit from such relationships.

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

The personal holding company (“PHC”) rules under the Internal Revenue Code impose a 20% tax on a PHC’s undistributed personal holding company income (“UPHCI”), which means, in general, taxable income subject to certain adjustments and reduced by certain distributions to shareholders. For a corporation to be classified as a PHC, it must satisfy two tests: (1) that more than 50% in value of its outstanding shares must be owned directly or indirectly by five or fewer individuals at any time during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the “Ownership Test”) and (2) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the “Income Test”). During the second half of 2025, based on available information concerning our shareholder ownership, we did not satisfy the Ownership Test. In addition, we did not satisfy the Income Test for 2025. Thus, we were not a PHC for 2025. However, we may be determined to be a PHC in the future. If we were determined to be a PHC in 2026 or any future year, we would be subject to an additional 20% tax on our UPHCI. In such event, we may issue a special cash dividend to our shareholders in an amount equal to the UPHCI rather than incur the 20% tax.

We are dependent upon our CEO and Chairman.

Our success is largely dependent upon the personal efforts of Corey M. Horowitz, our Chairman, Chief Executive Officer and Chairman of our Board of Directors. On March 22, 2022, we entered into a four year employment agreement with Mr. Horowitz pursuant to which he has continued to serve as our Chairman and Chief Executive Officer. The loss of the services of Mr. Horowitz would have a material adverse effect on our business and prospects. We do not maintain key-man life insurance on the life of Mr. Horowitz. The Company and Mr. Horowitz are in discussions to extend his employment agreement.

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

We have pending litigations involving our M2M/IoT Patent Portfolio and HFT Patent Portfolio and a pending appeal to the Federal Circuit of dismissal of our litigation against Google and YouTube involving certain patents within our Cox Patent Portfolio (see “Legal Proceedings” at pages 19-20 of this Annual Report). While we have contingent legal fee arrangements with our patent litigation counsel in each litigation, except for proceedings at the USPTO which are on a fixed fee basis, we are responsible for all or a portion of the expenses which are anticipated to be material. In addition, the time and effort required of our management to effectively pursue these litigations is likely to be significant and it may adversely affect other business opportunities.

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

As of February 15, 2026, our executive officers and directors beneficially owned 32.6% of our outstanding common stock. As a result, these stockholders may be able to exercise substantial control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership will limit other stockholders' ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

The market price of our common stock may be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including, but not limited to, the following:

•	the outcome of our litigations against Citadel Securities, LLC, Jump Trading, LLC and Optiver US, LLC and Optiver Trading US, LLC involving certain patents within our HFT Patent Portfolio;
•	the outcome of our litigation against Samsung Electronics Co., LTD and Samsung Electronics America, Inc. involving certain patents within our M2M/IoT Patent Portfolio;
•	the outcome of our appeal to the Federal Circuit of the District Court dismissal of our litigation against Google and YouTube involving certain patents within our Cox Patent Portfolio;
•	our ability to achieve a successful outcome of our investment in ILiAD;
•	our ability to acquire additional intellectual property;
•	our ability to enter into strategic relationships with third parties to license or otherwise monetize their intellectual property;
•	variations in our quarterly and annual operating results;
•	our ability to continue to pay cash dividends;
•	our ability to raise capital if needed;
•	sales of our common stock;
•	technology changes;
•	the increasing development of artificial intelligence could impact our business;
•	legislative, regulatory and competitive developments; and
•	economic and other external factors.

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also have a material and adverse effect on the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Based on our small size (two employees and two consultants), we rely extensively on information technology systems managed by third party major service providers to securely process, store and transmit our data to conduct business. Our employees and consultants utilize end point security tools, such as firewalls and anti-virus protection, to protect our data. We have implemented overall risk procedures which incorporate certain uniform processes. To date, we have not engaged any consultants, auditors or other third parties in connection with our risk management system or processes.

In connection with our use of third-party service providers, we have certain processes in place to oversee and identify cybersecurity risks from threats and incidents. To date, we have not been materially impacted by risks from cybersecurity threats or incidents and we are not aware of cybersecurity threats or incidents that are reasonably likely to materially affect our business. However, there could be cybersecurity threats or incidents in the future that may adversely affect our business.

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

Our principal executive offices are located in New Canaan, Connecticut, where we lease approximately 2,000 square feet of office space at a base rent of $5,500 per month. The lease expires on April 30, 2026. We believe that our office facility is suitable and appropriate to support our current needs.

ITEM 3.	LEGAL PROCEEDINGS

M2M/IoT Patent Portfolio Litigation

On June 27, 2025, we commenced patent litigation against Samsung Electronics Co., LTD and Samsung Electronics America, Inc.(collectively, “Samsung”) in the United States District Court for the Eastern District of Texas for infringement of U.S. Patent No. 11,233,780, U.S. Patent No.11,916,893, U.S. Patent No.12,207,094, U.S. Patent No. 12,166,869, U.S. Patent No.11,606,204, and U.S. Patent No.11,973,864. All such patents are part of our M2M/IoT Patent Portfolio. The lawsuit alleges that Samsung infringes the asserted patents by supporting certain eSIM (embedded Subscriber Identification Module) and 5G technologies in its mobile devices, including its Galaxy smartphones, watches and tablets. The parties are conducting discovery. A trial date has been scheduled for June 7, 2027.

HFT Patent Portfolio Litigation

On December 24, 2024, our wholly-owned subsidiary, HFT Solutions, LLC (“HFT”), initiated patent litigations against Citadel Securities, LLC and Jump Trading, LLC in the United States District Court for the Northern District of Illinois for infringement of U.S. Patent No. 10,931,286, U.S. Patent No. 11,128,305, and U.S. Patent No. 11,575,381. All such patents are part of our HFT Patent Portfolio. In the Citadel action, on April 7, 2025, the defendant Citadel filed a motion to dismiss under 35 U.S.C. § 101, asserting that the asserted patents are directed to patent-ineligible subject matter. On December 1, 2025, the Court denied Citadel’s motion to dismiss. On January 5, 2026, Citadel filed its answer asserting defenses of non-infringement, patent invalidity and counterclaims for the same. In the Jump Trading action, on April 7, 2025, defendant filed an answer and counterclaims of non-infringement and invalidity of the asserted patents.

On September 8, 2025, we commenced patent litigation on behalf of HFT against Optiver US LLC and Optiver Trading US LLC in the U.S. District Court for the Western District of Texas, also for infringement of U.S. Patent No. 10,931,286, U.S. Patent No.11,128,305 and U. S. No.11,575,381. On November 21, 2025, the Optiver defendants filed their answer and counterclaims of non-infringement and invalidity of the asserted patents. A trial date has been scheduled for June 7, 2027.

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

In April 2024, following a motion for summary judgment by the defendants, the U.S. District Court for the Southern District of New York issued a judgment dismissing our patent infringement claims finding that the asserted claims of two of the patents are invalid for indefiniteness and granting summary judgment that the asserted claims of another asserted patent are not infringed by Google’s accused system. The Court’s ruling disposes of all of our claims in the case. On May 14, 2024, we filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit and oral argument on the appeal took place on March 9, 2026. A decision on the appeal is pending.

Remote Power Patent Litigation

On February 21, 2025, we received an additional settlement payment of $150,000 from a defendant in litigation involving the Company’s Remote Power Patent as a result of satisfaction of certain conditions in the settlement agreement.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our common stock is listed for trading on the NYSE American exchange under the symbol “NTIP”. On March 9, 2026, the closing price for our common stock as reported on the NYSE American exchange was $1.48 per share. The number of record holders of our common stock was 36 as of March 9, 2026. In addition, we believe there were in excess of approximately 1,100 holders of our common stock in “street name” as of March 9, 2026.

Dividend Policy.  Our dividend policy consists of semi-annual cash dividends of $0.05 per share ($0.10 per share annually) which have been paid in March and September of each year.  On February 19, 2025, our Board of Directors declared a semi-annual cash dividend of $0.05 per share with a payment date of March 28, 2025 to all common shareholders of record as of March 14, 2025. On September 5, 2025, our Board of Directors declared a semi-annual cash dividend of $0.05 per share with a payment date of September 29, 2025 to all common shareholders of record as of September 19, 2025. At this time, we anticipate continuing to pay dividends consistent with our policy. However, our dividend policy undergoes a periodic review by our Board of Directors and is subject to change at any time depending upon our earnings, financial requirements and other factors existing at the time.

As of December 31, 2025, we had accrued dividends of $161,000 for unvested restricted stock units with dividend equivalent rights.

Recent Issuances of Unregistered Securities. There were no unregistered sales of equity securities during the quarter ended December 31, 2025.

Stock Repurchases. On June 17, 2025, our Board of Directors authorized an extension and increase of our share repurchase program (“Share Repurchase Program”) to repurchase up to $5,000,000 of shares of our common stock over the subsequent 24 month period. The common stock may be repurchased from time-to-time in open market transactions or privately negotiated transactions in our discretion. The timing and amount of the shares repurchased is determined by management (excluding repurchases under our 10b5-1 plans) based on its evaluation of market conditions and other factors. Our Share Repurchase Program may be increased, suspended or discontinued at any time.

During the months of October, November and December 2025, we repurchased common stock pursuant to our Share Repurchase Program as indicated below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares) that May Yet Be Purchased Under the Plans or Programs
October 1, 2025 to October 31, 2025	932	$1.50	932	$4,915,030
November 1, 2025 to November 30, 205	3,152	$1.46	3,152	$4,910,431
December 1, 2025 to December 31, 2025	__	__	__	$4,910,431
Total	4,084	$1.47	4,084

During the year ended December 31, 2025, we repurchased an aggregate of 212,262 shares of our common stock pursuant to our Share Repurchase Program at a cost of $286,617 (exclusive of commissions) or an average price per share of $1.35.

Since the inception of our Share Repurchase Program (August 2011) to December 31, 2025, we have repurchased an aggregate of 10,586,494 shares of our common stock at a cost of $20,269,971 (exclusive of commissions) or an average per share price of $1.91.

Effective December 24, 2025, we entered into a written trading plan (the “10b5-1 Plan”) under Rule 10b5-1 of the Securities Exchange Act of 1934 (the” Exchange Act”). Adopting a trading plan that satisfies the conditions of Rule 10b5-1 allows a company to repurchase its shares at times when it might otherwise be prevented from doing so due to self-imposed trading black-outs or pursuant to insider trading laws. Purchases under the 10b5-1 Plan may be made during the following periods: (1) beginning on January 12, 2026 until two trading days after we issue a press release announcing our financial results for the year ended December 31, 2025, and (2) beginning on April 1, 2026 until two trading days after we issue a press release announcing our financial results for the quarter ended March 31, 2026. Under the 10b5-1 Plan, our third-party broker may purchase up to 1,000,000 shares of our common stock, subject to certain price, market, volume and timing constraints, in accordance with the terms of the plan and subject to Rule 10b5-1 and Rule 10b-18 of the Exchange Act.

Equity Compensation Plan Information

The following table summarizes share and exercise price information for our equity compensation plans as of December 31, 2025.

	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	512,500 (1)	$ — (2)	2,005,000 (3)

Equity compensation plans not approved by security holders	$ —	$ —	—

Total	512,500	$ —	2,005,000

_________________________

(1)	Consists of shares issuable upon vesting of outstanding restricted stock units issued under the 2022 Stock Incentive Plan and the 2013 Stock Incentive Plan.
(2)	Does not take into account outstanding restricted stock units as these awards have no exercise price.
(3)	Represents shares of common stock reserved for issuance under our 2022 Stock Incentive Plan. We discontinued issuing awards under our 2013 Stock Incentive Plan as a result of adoption of the 2022 Stock Incentive Plan.

Our 2022 Stock Incentive Plan (“2022 Plan”) provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock units (c) restricted stock, (d) stock appreciation rights, (e) unrestricted stock awards, (f) cash-based awards, and (g) other stock-based awards. Awards under the 2022 Plan may be granted singly, in combination, or in tandem. Subject to standard anti-dilution adjustments as provided in the 2022 Plan, the 2022 Plan provides for an aggregate of 2,300,000 shares of our common stock to be available for distribution pursuant to the 2022 Plan.  The Compensation Committee (or the Board of Directors) generally has the authority to administer the 2022 Plan, determine participants who will be granted awards under the 2022 Plan, the size and types of awards, the terms and conditions of awards and the form and content of the award agreements representing awards. Awards under the 2022 Plan may be granted to our employees, directors and consultants. As of December 31, 2025, there were 87,500 shares issuable upon vesting of outstanding restricted stock units under our 2022 Plan and 425,000 shares issuable upon vesting outstanding restricted stock units under our 2013 Stock Incentive Plan (“2013 Plan”).

ITEM 6.     (RESERVED)

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the “Risk Factors” Section on pages 9-18 hereof.

OVERVIEW

Our principal business is the development, licensing and protection of our intellectual property assets. We presently own one hundred nineteen (119) U.S. patents, fifty-four (54) of which have expired, and fifteen (15) foreign patents (unexpired) relating to: (i) our M2M/IoT Patent Portfolio relating to, among other things, enabling technology for authenticating and using eSIM (embedded Subscriber Identification Module) technology in IoT, Machine-to-Machine and other mobile devices, including smartphones, tablets and computers, as well as automobiles; (ii) our HFT Patent Portfolio covering certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems; (iii) our Cox Patent Portfolio relating to enabling technology for identifying media content on the internet and taking further action to be performed after such identification; (iv) our Smart Home Patent Portfolio relating to, among other things, the enabling technology to support the interoperability of smart home IT devices; (v) our Remote Power Patent covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; and (vi) our Mirror Worlds Patent Portfolio relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system.

At December 31, 2025, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $36,869,000 and working capital of $36,336,000. Based on our cash position, we review opportunities to acquire additional intellectual property as well as evaluate other strategic opportunities.

In the past, we have been dependent upon our Remote Power Patent for a significant portion of our revenue. Our Remote Power Patent generated revenue in excess of $188,000,000 from May 2007 through December 31, 2025. During the year ended December 31, 2025 and 2024, our Remote Power Patent generated all of our revenue. We no longer intend to enforce our Remote Power Patent as the patent has expired. Our future revenue is dependent on our ability to monetize our M2M/ IOT Patent Portfolio, HFT Patent Portfolio, Cox Patent Portfolio (if we are successful on our appeal to the Federal Circuit) and Smart Home Patent Portfolio. If we are unable to successfully monetize such patent portfolios or achieve a successful outcome of our investment in ILiAD, our business, financial condition and results of operations will be negatively impacted.

We have pending litigation involving certain patents within our M2M/IoT Patent Portfolio and HFT Patent Portfolio and have appealed the judgment of the District Court dismissing our litigation against Google and YouTube on the grounds of non-infringement involving certain patents within our Cox Patent Portfolio (see “Legal Proceedings” at pages 19-20 hereof). We may not achieve successful outcomes of such litigation, the appeal, or future litigation involving our patent assets.

To date we have invested $7,000,000 in ILiAD, a clinical stage biotechnology company dedicated to the prevention and treatment of human disease caused by Bordetella pertussis with a focus on validating its proprietary intranasal vaccine, BPZE1, for the prevention of pertussis (see Note H to our consolidated financial statements included herein). On February 5, 2026, ILiAD completed a $115,000,000 preferred stock financing. As part of the financing, ILIAD converted from a limited liability company to a corporation. The financing was led by RA Capital Management with participation from new investors Janus Henderson Investors and BNP Paribas Asset Management Alts, as well as existing investors including a multi-national pharmaceutical company and AI Life Sciences. As a result of the financing, the Company’s percentage ownership of ILiAD was reduced to approximately 3.1% on a non-fully diluted basis and approximately 2.5% on a fully diluted basis. As a result of the closing of the financing and the conversion to a corporation, we will no longer account for our investment in ILiAD using the equity method of accounting and will use the fair value method of accounting (see Note O of our consolidated financial statements included herein).

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

Our annual and quarterly operating and financial results may fluctuate significantly from period-to-period as a result of a variety of factors that are outside our control, including the timing and our ability to achieve successful outcomes of our patent litigation, our ability and timing of consummating future license agreements for our intellectual property, and whether we will achieve a return on our investment in ILiAD and the timing of any such return.

Our future operating results may also be materially impacted by our ability to acquire high quality patents which management believes have the potential to generate significant licensing opportunities. In the future, we may not be able to identify or consummate such patent acquisitions or, if consummated, achieve significant licensing revenue with respect to such acquisitions.

In 2026 and future years we could be classified as a Personal Holding Company. If this is the case, we would be subject to a 20% tax on the amount of any undistributed personal holding company income (as defined) for such year that we do not distribute to our shareholders (see Note E to our consolidated financial statements included in this Annual Report).

Our current dividend policy consists of semi-annual cash dividends of $0.05 per share ($0.10 per share annually) which have been paid in March and September of each year. To date, we have paid semi-annual cash dividends in accordance with our dividend policy. At this time, we anticipate continuing to pay dividends consistent with our policy. However, our dividend policy undergoes a periodic review by our Board of Directors and is subject to change at any time depending upon our financial requirements, earnings and other factors existing at the time (see Note N to our consolidated financial statements included herein).

RESULTS OF OPERATIONS

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Revenue. We had revenue of $150,000 for the year ended December 31, 2025 (“2025”) as compared to revenue of $100,000 for the year ended December 31, 2024 (“2024”). All of our revenue for 2025 and 2024 was from litigation settlements involving our Remote Power Patent (see Note K[5] to our consolidated financial statements included herein).

Operating Expenses. Operating expenses for 2025 were $3,456,000 as compared to $3,721,000 for 2024. The decrease in operating expenses of $265,000 was primarily due to decreased professional fees and related costs of $171,000 and decreased general and administrative expenses of $129,000.

Professional fees and related costs were $788,000 for 2025 as compared to $959,000 for 2024. The decrease in professional fees and related costs of $171,000 in 2025 was primarily due to one-time settlement costs in 2024 of $205,000. This decrease was offset somewhat by higher legal fees related to patents and patent litigation of $53,000.

General and administrative expenses were $2,485,000 for 2025 as compared to $2,614,000 for 2024. The decrease in general and administrative expenses of $129,000 for 2025 was primarily due to decreased stock-based compensation of $92,000 and state franchise taxes of $59,000 offset by increased executive compensation of $45,000 and consulting fees of $20,000.

Operating Loss. We had an operating loss of $3,306,000 for 2025 compared with an operating loss of $3,621,000 for 2024. The operating loss decrease of $315,000 was primarily due to increased revenue of $50,000 and decreased operating expenses of $265,000.

Realized and Unrealized Loss on Marketable Securities. For 2025, we recorded realized and unrealized gains on marketable securities of $277,000 as compared to realized and unrealized gains on marketable securities of $177,000 in 2024, primarily due to increased unrealized gains of $150,000 in 2025.

Income Taxes. For 2025, we realized a $31,000 current income tax benefit related to a federal income tax refund, as compared to no current income tax expense for 2024. We had a deferred tax benefit of $337,000 and $425,000 for 2025 and 2024, respectively. The decrease in our deferred tax benefit was primarily due to a decrease of $309,000 in net losses of ILiAD recognized in 2025.

Share of Net Losses of Equity Method Investee. We recognized $1,603,000 of net losses during 2025 related to our equity share of ILiAD net losses, as compared to recognized net losses of $1,912,000 for 2024 (see Note H to our consolidated financial statements included herein).

Net Loss. As a result of the foregoing, we realized a net loss of $2,420,000 or $0.11 per share basic and diluted for 2025 compared with a net loss of $3,034,000 or $0.13 per share basic and diluted for 2024. Our net loss for 2025 decreased by $614,000 as compared to 2024 primarily due a decrease in 2025 of our operating loss of $315,000 and our recognized share of net losses of ILiAD of $309,000.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from revenue from licensing our patents. At December 31, 2025, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $36,869,000 and working capital of $36,336,000. Based on our current cash position, we believe that we will have sufficient cash to fund our operations for the next twelve months and the foreseeable future. Our patent infringement litigation or realization of our investment in ILiAD may result in a material increase in our liquidity and capital resources.

Working capital decreased by $3,730,000 at December 31, 2025 to $36,336,000 as compared to working capital of $40,066,000 at December 31, 2024. The decrease in working capital in 2025 was primarily due to our operating loss of $2,999,000 (which excludes $307,000 of non-cash stock-based compensation), cash dividend payments of $2,296,000, the acquisition of patents of $415,000 and share repurchases of $293,000, offset by interest and dividend income of $1,844,000 and net realized and unrealized gains on marketable securities of $277,000.

Net cash used in operating activities for 2025 decreased by $207,000 from $1,076,000 used in operating activities for 2024 compared to $869,000 used in operating activities for 2025, primarily because of decreased net loss of $614,000 and a decrease in uses of operating assets and liabilities, offset somewhat by a decreased share of net loss of equity investee of $309,000 and an increased unrealized gain of $216,000.

Net cash provided by investing activities during 2025 increased by $2,673,000 as a result of increased sales of marketable securities of $907,000 and decreased purchases of marketable securities of $2,181,000, offset by the acquisition of patents of $415,000.

Net cash used in financing activities for 2025 and 2024 was $2,596,000 and $3,724,000, respectively. The decrease of $1,128,000 in 2025 primarily resulted from a decrease in repurchases of common shares of $1,002,000.

We maintain our cash in money market funds, government securities, certificates of deposit, corporate bonds and short-term fixed income securities. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

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

The consolidated financial statements required hereby are located on pages F-1 through F-21 which follow Part III.

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

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013) consistent with the small size of the Company.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of the end of the period covered by this report.

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

(iii)       Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information about the number of shares of our common stock beneficially owned by each executive officer and director appears in this Annual Report under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” beginning on page 41 hereof. There are no family relationships among any of our directors and executive officers.

NAME	AGE	POSITION
Corey M. Horowitz	71	Chairman, Chief Executive Officer and Chairman of the Board of Directors
Jonathan E. Greene	64	Executive Vice President, Secretary and a Director
Robert M. Mahan	59	Chief Financial Officer
Niv Harizman	61	Director
Allison Hoffman	55	Director

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

Allison Hoffman has been a member of our Board of Directors since December 2012 and serves as Chair of our Audit Committee and our Compensation Committee, as well as a member of our Nominating and Corporate Governance Committee. Since August 2020, Ms. Hoffman has served as General Counsel of Phreesia, Inc. (NYSE: PHR), a leading provider of software solutions that healthcare organizations use to manage the patient intake process. From January 2016 until August 2020, Ms. Hoffman served as Chief Legal Officer and Chief Administrative Officer at Intersection Parent, Inc., an urban experience company that utilizes technology to make cities better, including bringing free Wi-Fi throughout New York City. We believe that Ms. Hoffman’s qualifications to serve on our Board include her extensive legal background and transactional experience.

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

Whistleblower Policy

We have established a Whistleblower Policy as a mechanism for employees, consultants and third parties to raise concerns regarding unethical conduct; questionable accounting, internal controls, or auditing matters; or the reporting of fraudulent financial information. The policy is also intended to reassure employees and consultants that they will be protected from harassment, discrimination, retaliation, or victimization for whistleblowing in good faith. A copy of our Whistleblower Policy is available on the Company’s website.

Code of Ethics

We have adopted a Code of Ethics that applies to our executive officers, directors and employees. A copy of our Code of Ethics is available on the Company’s website.

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

ITEM 11.   EXECUTIVE COMPENSATION

The following table summarizes compensation for the years ended December 31, 2025 and December 31, 2024, awarded to, earned by or paid to our Chief Executive Officer (“CEO”) and to each of our executive officers who received total compensation in excess of $100,000 for the year ended December 31, 2025 for services rendered in all capacities to us (collectively, the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards($)(3)	All Other Compensation($)(1)		Total($)
Corey M. Horowitz	2025	$579,390	$107,500	(2)	$—	$46,500	(4)	$733,390
Chairman and Chief Executive Officer	2024	$562,515	$130,000	(2)	$—	$61,000	(4)	$753,515

Robert Mahan	2025	$175,000	$50,000		$53,900	$2,500	(5)	$281,400
Chief Financial Officer	2024	$175,000	$25,000		$—	$3,750	(5)	$203,750

Jonathan Greene	2025	$245,833	$37,500		$35,500	$68,170	(6)	$387,400
Executive Vice President	2024	$200,000	$50,000		$32,250	$53,491	(6)	$335,741

 ____________________________________

(1) We have concluded that the aggregate amount of perquisites and other personal benefits paid in 2025 and 2024 to our Named Executive Officers did not exceed $10,000, except for Mr. Greene as disclosed in Note (6) below.

(2) Mr. Horowitz received the following cash incentive bonus payments for 2025: (i) an annual discretionary bonus of $100,000 and (ii) incentive bonus compensation of $7,500 pursuant to his employment agreement (see “Employment Agreements – Termination of Employment Agreement and Change in Control Arrangements” below). Mr. Horowitz received for 2024 an annual discretionary bonus of $125,000 and incentive bonus compensation of $5,000.

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

(4) Includes 401(k) matching funds contributions and additional contributions by the Company under the Company's 401(k) Plan for the benefit of Mr. Horowitz of $46,500 for 2025 and $46,000 for 2024, respectively. Also includes dividends (dividend equivalent rights) earned upon vesting of restricted stock units owned by Mr. Horowitz of $15,000 in 2024.

(5) Includes dividends (dividend equivalent rights) earned upon vesting of restricted stock units owned by Mr. Mahan of $2,500 in 2025 and $3,750 in 2024.

(6) Includes (i) 401(k) matching funds contributions and additional contributions by the Company under the Company's 401(k) Plan for the benefit of Mr. Greene of $39,304 for 2025 and $30,000 for 2024, (ii) dividends (dividend equivalent rights) earned upon vesting of restricted stock units owned by Mr. Greene of $1,500 in 2025 and $750 in 2024, and (iii) reimbursement of medical insurance premiums and certain other expenses of $27,367 in 2025 and $22,741 in 2024.

Narrative Disclosure to Summary Compensation Table

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

On March 22, 2022, we entered into an employment agreement (“Agreement”) with Corey M. Horowitz, our Chairman and Chief Executive Officer, pursuant to which he continues to serve as our Chairman and Chief Executive Officer for a four year term (“Term”), at an annual base salary of $535,000 subject to increases of 3% per annum during the Term. The Agreement established an annual target bonus of $175,000 for our Chairman and Chief Executive Officer based upon performance. The Company and Mr. Horowitz are in discussions to extend the Agreement. For the year ended December 31, 2025 and 2024, our Chairman and Chief Executive Officer received an annual discretionary bonus of $100,000 and $125,000, respectively.

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

Under the terms of the Agreement, so long as Mr. Horowitz continues to serve as an executive officer of the Company, whether pursuant to the Agreement or otherwise, Mr. Horowitz shall also receive incentive compensation in an amount equal to 5% of our gross royalties or other payments from Licensing Activities (as defined) (without deduction of legal fees or any other expenses) with respect to our Remote Power Patent and a 10% net interest (gross royalties and other payments after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of our royalties and other payments relating to Licensing Activities with respect to patents other than our Remote Power Patent (including all of our existing patent portfolios and our investment in ILiAD) (collectively, the “Incentive Compensation”). During the year ended December 31, 2025 and December 31, 2024, Mr. Horowitz earned Incentive Compensation of $7,500 and $5,000, respectively.

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

Jonathan Greene serves as our Executive Vice President and Secretary on an at-will basis at an annual base salary of $250,000 which commenced on January 1, 2025. Mr. Greene received a discretionary annual bonus of $37,500 for 2025 and $50,000 for 2024. On February 18, 2026, Mr. Greene was granted 25,000 RSUs under the 2022 Plan, which vest 50% on the one year anniversary of the date of grant and 50% on the two year anniversary of the date of grant, subject to Mr. Greene’s continued employment. On January 2, 2025, Mr. Greene was granted 25,000 RSUs under the 2022 Plan, 50% of such RSUs vested on the one year anniversary of the date of grant and 50% of such RSUs vest on the two year anniversary of the date of grant, subject to Mr. Greene’s continued employment.

Robert Mahan has served as our Chief Financial Officer since December 21, 2022 on a consulting basis at an annual compensation of $175,000. Mr. Mahan received a discretionary annual bonus of $50,000 for 2025 and $25,000 for 2024. On February 18, 2026, Mr. Mahan was granted 15,000 RSUs under the 2022 Plan, which vest 50% on the one year anniversary of the date of grant and 50% on the two year anniversary of the date of grant, subject to Mr. Mahan’s continued service to the Company. On September 22, 2025, Mr. Mahan was granted 35,000 RSUs under the 2022 Plan, which vest on the one year anniversary of the date of grant (September 22, 2026), subject to his continued service to the Company.

401(k) Plan

We offer all employees who have completed a year of service (as defined) participation in a 401(k) retirement savings plan, which provides a tax-advantaged method of saving for retirement. We expensed matching 401(k) contributions and additional contributions of $85,804 and $76,000 under the 401(k) plan for the years ended December 31, 2025 and 2024, respectively.

Director Compensation

In 2025, we compensated each non-management director of our Company by granting to each such outside director 15,000 RSUs. The RSUs vested in equal amounts of 3,750 RSUs on each of March 15, 2025, June 15, 2025, September 15, 2025 and December 15, 2025. In addition, we pay our non-management directors cash director fees of $40,000 per annum ($10,000 per quarter). Non-management directors also receive additional cash compensation on an annual basis for serving on the following Board committees: The Audit Committee Chairperson receives $7,500 and members receive $5,000; the Chairperson and members of each of the Compensation Committee, Nominating and Corporate Governance Committee and Strategic Development Committee (except for Mr. Greene as a management member of the Strategic Development Committee) receive annual fees of $3,750 and $2,500, respectively.

The following table sets forth the compensation awarded to, earned by or paid to persons who served as members of our Board of Directors (other than our Named Executive Officers) during the year ended December 31, 2025. No director who is also a Named Executive Officer received any compensation for services as a director in 2025.

Name	Fees earned or paid in cash ($)(1)	Stock Awards ($)(2) (3)	All other compensation ($)(4)	Total ($)
Niv Harizman	$ 55,000	$ 20,850	$ 1,125	$ 76,975
Allison Hoffman	$ 53,750	$ 20,850	$ 1,125	$ 75,725

___________________________

(1)	Represents directors’ fees payable in cash to each non-management director of $10,000 per quarter ($40,000 per annum) for 2025 plus additional cash fees for serving on Board committees as disclosed above.
(2)	The amounts included in this column represent the grant date fair value of restricted stock unit awards (RSUs) granted to directors, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions see Note B [10] to our consolidated financial statements included in this Annual Report. The 15,000 RSUs granted to each non-management director vested on a quarterly basis beginning March 15, 2025. Each RSU represents a contingent right to receive one share of common stock.
(3)	As of December 31, 2025, no stock options were owned by any of the above listed directors.
(4)	Includes dividends (dividend equivalent rights) earned upon the vesting of RSUs.

Outstanding Equity Awards at December 31, 2025

The following table sets forth information relating to outstanding equity awards consisting of unvested restricted stock units for each Named Executive Officer as of December 31, 2025 (there were no outstanding stock options):

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market value of unearned shares, units or other rights that have not vested(1) ($)
	Exercisable	Unexercisable
Corey M. Horowitz Chairman and CEO	—	—	—	—	425,000(2)	$ 556,750
Robert M. Mahan Chief Financial Officer	—	—	—	—	35,000(3)	$ 45,850
Jonathan Greene Executive Vice President	—	—	—	—	32,500(4)	$ 42,575

_________________________________

(1)	In accordance with SEC rules, market value is based on $1.31 per share representing the closing price of our common stock on the last trading day of the year.
(2)	Represents 425,000 unvested restricted stock units, the terms of the vesting of such restricted stock units are disclosed on page 36 under “Employment Agreements - Termination of Employment and Change-In-Control Arrangements.”
(3)	Represents 35,000 unvested restricted stock units, which vest in full on September 22, 2026, subject to Mr. Mahan’s continued service.
(4)	Represents 32,500 unvested restricted stock units, of which (i) 12,500 restricted stock units vested on January 2, 2026, (ii) 12,500 restricted stock units which will vest on January 2, 2027, subject to Mr. Greene’s continued employment, and (iii) 7,500 restricted stock units vested on January 8, 2026.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of February 15, 2026 for (i) each of our directors, (ii) each of our executive officers, (iii) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, and (iv) all of our executive officers and directors as a group.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)(2)	PERCENTAGE OF COMMON STOCK BENEFICIALLY OWNED(2)
Executive Officers and Directors: Corey M. Horowitz(3)	6,797,337	29.8%
CMH Capital Management Corp.(4)	2,291,372	10.0%
Niv Harizman(5)	335,985	1.5%
Jonathan E. Greene(6)	126,119	*
Allison Hoffman(7)	124,509	*
Robert Mahan(8)	50,000	*
All officers and directors as a group (5 Persons)	7,441,450	32.6%
5% Stockholders:
Steven D. Heinemann(9)	1,340,408	6.4%
Cannell Capital(10)	1,141,975	5.5%

_____________________________________

*Less than 1%.

(1)	Unless otherwise indicated, we believe that all persons named in the above table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. Unless otherwise indicated the address for each listed beneficial owner is c/o Network-1 Technologies, Inc., 65 Locust Avenue, Third Floor, New Canaan, Connecticut 06840.
(2)	A person is deemed to be the beneficial owner of shares of common stock that can be acquired by such person within 60 days from February 15, 2026 upon the exercise of stock options, vesting of restricted stock units or the conversion of other convertible securities within such 60 day period. Each beneficial owner's percentage ownership is determined by assuming that all stock options, restricted stock units held and other convertible securities owned by such person (but not those held by any other person) and which are exercisable, convertible or vest within 60 days from February 15, 2026 have been exercised, converted or vested. Assumes a base of 22,801,906 shares of our common stock outstanding as of February 15, 2026.

(3)	Includes (i) 3,983,954 shares of common stock owned by Mr. Horowitz, (ii) 2,157,097 shares of common stock held by CMH Capital Management Corp., an entity solely owned by Mr. Horowitz, (iii) 134,275 shares of common stock owned by the CMH Capital Management Corp. Profit Sharing Plan, of which Mr. Horowitz is the trustee, (v) 67,470 shares of common stock owned by Donna Slavitt, the wife of Mr. Horowitz, (vi) an aggregate of 452,250 shares of common stock held by two trusts and a custodian account for the benefit of Mr. Horowitz’s three children, and (vii) 2,291 shares of common stock held by Horowitz Partners, a general partnership of which Mr. Horowitz is a partner. Does not include 425,000 restricted stock units owned by Mr. Horowitz that do not vest within 60 days of February 15, 2026.
(4)	Includes 2,157,097 shares of common stock owned by CMH Capital Management Corp. and 134,275 shares of common stock owned by CMH Capital Management Corp. Profit Sharing Plan. Corey M. Horowitz, by virtue of being the sole officer, director and shareholder of CMH Capital Management Corp. and the trustee of the CMH Capital Management Corp. Profit Sharing Plan, has the sole power to vote and dispose of the shares of common stock owned by CMH Capital Management Corp. and the CMH Capital Management Corp. Profit Sharing Plan.
(5)	Includes (i) 332,235 shares of common stock and (ii) 3,750 shares of common stock subject to restricted stock units that vest within 60 days of February 15, 2026. Does not include 11,250 shares of common stock subject to restricted stock units owned by Mr. Harizman that do not vest within 60 days from February 15, 2026.
(6)	Includes 126,119 shares of common stock. Does not include 12,500 shares of common stock subject to restricted stock units owned by Mr. Greene that do not vest within 60 days from February 15, 2026.
(7)	Includes (i) 120,759 shares of common stock and (ii) 3,750 shares of common stock subject to restricted stock units that vest within 60 days of February 15, 2026. Does not include 11,250 shares of common stock subject to restricted stock units owned by Ms. Hoffman that do not vest within 60 days from February 15, 2026.
(8)	Includes 50,000 shares of common stock. Does not include 35,000 shares of common stock subject to restricted stock units owned by Mr. Mahan that do not vest within 60 days of February 15, 2026.
(9)	Includes 453,000 shares of common stock owned by Mr. Heinemann and 886,000 shares of common stock owned by Goose Hill Capital LLC. Goose Hill Capital LLC is a limited liability company of which Mr. Heinemann is the sole member. Mr. Heinemann, by virtue of being the sole member of Goose Hill Capital LLC, has the sole power to vote and dispose of the shares of common stock owned by Goose Hill Capital LLC. The aforementioned beneficial ownership is based upon Amendment No. 13 to Schedule 13G filed by Mr. Heinemann with the SEC on February 10, 2026. The address for Mr. Heinemann is c/o Goose Hill Capital, LLC, 12378 Indian Road, North Palm Beach, Florida 33408.

(10)	Cannell J. Carlo has shared power to vote and dispose of the shares of common stock owned by Cannell Capital LLC. The aforementioned is based on Schedule 13(g) filed by Cannell Capital LLC and Mr. Carlo with the SEC on February 17, 2026. The address for Cannell Capital LLC and Mr. Carlo is 215 Altamont Road, Alta, Wyoming 83414.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Audit Fees

Grassi & Co., CPAs, P.C.(‘’Grassi”), our independent registered accounting firm as of December 12, 2024, billed us aggregate fees of $143,850 for the year ended December 31, 2025, for the audit of our annual financial statements, review of our financial statements included in our Form 10-Qs and for other services in connection with our statutory and regulatory filings. Grassi billed us aggregate fees of $80,000 for the audit of our annual financial statements for the year ended December 31, 2024. Marcum LLP (“Marcum”), our prior independent registered public accounting firm during the period October 11, 2022 through November 13, 2024, billed us aggregate fees of $72,480 for the review of our financial statements included in our Form 10-Qs for the interim periods in the year ended December 31, 2024.

Tax Fees and Other Fees

Grassi and Marcum did not render any other professional services other than those discussed above for 2025 and 2024.

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

NETWORK-1 TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Network-1 Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Network-1 Technologies, Inc. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024,and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate. We determined that there were no critical audit matters.

/s/ GRASSI & CO., CPAs, P.C. GRASSI & CO., CPAs, P.C.

We have served as the Company’s auditor since 2024. Jericho, New York March 13, 2026

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	December 31,
	2025	2024
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$13,402,000	$13,145,000
Marketable securities, at fair value	23,467,000	27,455,000
Other current assets	237,000	232,000
Total Current Assets	37,106,000	40,832,000
OTHER ASSETS:
Patents, net of accumulated amortization	1,479,000	1,205,000
Equity method investment	1,734,000	3,337,000
Operating leases right of use asset	—	27,000
Security deposits	13,000	13,000
Total Other Assets	3,226,000	4,582,000
TOTAL ASSETS	$40,332,000	$45,414,000
LIABILITIES AND STOCKHOLDERS’ EQUITY:

CURRENT LIABILITIES:
Accounts payable	$253,000	$203,000
Accrued payroll	289,000	292,000
Other accrued expenses	228,000	247,000
Operating lease obligations	—	24,000

Total Current Liabilities	770,000	766,000

LONG TERM LIABILITIES:
Deferred tax liability	—	337,000
TOTAL LIABILITIES	770,000	1,103,000

COMMITMENTS AND CONTINGENCIES (See Note I)

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value; authorized 10,000,000 shares; none issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; authorized 50,000,000 shares; 22,824,009 and 22,961,619 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	228,000	229,000
Additional paid-in capital	63,426,000	65,455,000
Accumulated deficit	(24,092,000	(21,373,000)

TOTAL STOCKHOLDERS’ EQUITY	39,562,000	44,311,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,332,000	$45,414,000

The accompanying notes are an integral part of the consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Years Ended December 31,
	2025	2024
REVENUE	$150,000	$100,000

OPERATING EXPENSES:
Costs of revenue	42,000	28,000
Professional fees and related costs	788,000	959,000
General and administrative	2,485,000	2,614,000
Amortization of patents	141,000	120,000

TOTAL OPERATING EXPENSES	3,456,000	3,721,000

OPERATING LOSS	(3,306,000)	(3,621,000)
OTHER INCOME
Interest and dividend income, net	1,844,000	1,897,000
Net realized and unrealized gain on marketable securities	277,000	177,000
Total other income, net	2,121,000	2,074,000

LOSS BEFORE INCOME TAXES AND SHARE OF NET LOSSES OF EQUITY METHOD INVESTEE	(1,185,000)	(1,547,000)

INCOME TAXES PROVISION:
Current	(31,000)	—
Deferred taxes, net	(337,000)	(425,000)
Total income taxes benefit	(368,000)	(425,000)
LOSS BEFORE SHARE OF NET LOSSES OF EQUITY METHOD INVESTEE:	(817,000)	(1,122,000)

SHARE OF NET LOSSES OF EQUITY METHOD INVESTEE	(1,603,000)	(1,912,000)
NET LOSS	$(2,420,000)	$(3,034,000)

Net Loss Per Share:
Basic	$(0.11)	$(0.13)
Diluted	$(0.11)	$(0.13)

Weighted average common shares outstanding:
Basic	22,848,402	23,250,224
Diluted	22,848,402	23,250,224
Cash dividends declared per share	$0.10	$0.10

The accompanying notes are an integral part of the consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance – January 1, 2024	23,553,908	$235,000	$67,446,000	$(16,989,000)	$50,692,000
Dividends and dividend equivalents declared	—	—	(2,388,000)	—	(2,388,000)
Stock-based compensation	—	—	399,000	—	399,000
Vesting of restricted stock units	170,000	2,000	(2,000)	—	—
Value of shares delivered to pay withholding taxes	(28,853)	—	—	(61,000)	(61,000)
Treasury stock purchased and retired	(733,436)	(8,000)	—	(1,289,00)	(1,297,000)
Net loss	—	—	—	(3,034,000)	(3,034,000)
Balance – December 31, 2024	22,961,619	$229,000	$65,455,000	$(21,373,000)	$44,311,000
Dividends and dividend equivalents declared	—	—	(2,336,000)	—	$(2,336,000)
Stock-based compensation	—	—	307,000	—	307,000
Vesting of restricted stock units	80,000	—	—	—	—
Value of shares delivered to pay withholding taxes	(5,348)	—	—	(7,000)	(7,000)
Treasury stock purchased and retired	(212,262)	(1,000)	—	(292,000)	(293,000)
Net loss	—	—	—	(2,420,000)	(2,420,000)
Balance – December 31, 2025	22,824,009	$228,000	$63,426,000	$(24,092,000)	$39,562,000

The accompanying notes are an integral part of the consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Years Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,420,000)	$(3,034,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of patents	141,000	120,000
Stock-based compensation	307,000	399,000
Loss allocated from equity investment	1,603,000	1,912,000
Deferred tax benefit	(337,000)	(425,000)
Amortization of right of use asset, net	27,000	64,000
Unrealized (gain) loss on marketable securities	(149,000)	67,000
Changes in operating assets and liabilities:
Other current assets	(5,000)	(26,000)
Accounts payable	50,000	79,000
Operating lease obligations	(24,000)	(74,000)
Accrued expenses	(62,000)	(158,000)

NET CASH USED IN OPERATING ACTIVITIES	(869,000)	(1,076,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities	16,157,000	15,250,000
Purchases of marketable securities	(12,020,000)	(14,201,000)
Acquisition of patents	(415,000)	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	3,722,000	1,049,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,296,000)	(2,366,000)
Value of shares delivered to fund withholding taxes	(7,000)	(63,000)
Repurchases of common stock, inclusive of commissions and excise tax	(293,000)	(1,295,000)

NET CASH USED IN FINANCING ACTIVITIES	(2,596,000)	(3,724,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	257,000	(3,751,000)
CASH AND CASH EQUIVALENTS, beginning of year	13,145,000	16,896,000

CASH AND CASH EQUIVALENTS, end of year	$13,402,000	$13,145,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the years for:
Interest	$—	$—
Income taxes	$—	$—
NON-CASH FINANCING ACTIVITY
Accrued dividend rights on restricted stock units	$51,000	$59,000
Right-of-use asset for lease liability	$—	$75,000

The accompanying notes are an integral part of the consolidated financial statements

NETWORK-1 TECHNOLOGIES, INC.

Note A – Business

Network-1 Technologies, Inc. (the “Company”) is engaged in the development, licensing and protection of its intellectual property assets. The Company presently owns one hundred nineteen (119) U.S. patents, fifty-four (54) of such patents have expired, and fifteen (15) foreign patents (unexpired) related to (i) the M2M/IoT patent portfolio relating to, among other things, enabling technology for authenticating and using eSIM (embedded Subscriber Identification Module) technology in IoT, Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers, and automobiles (the “MTM/IoT Patent Portfolio”); (ii) the HFT patent portfolio covering certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems (the “HFT Patent Portfolio”); (iii) the Cox patent portfolio relating to enabling technology for identifying media content on the Internet and taking further actions to be performed after such identification (the “Cox Patent Portfolio”); (iv) our smart home phone patent portfolio relating to, among other things, the enabling technology to support the interoperability of smart home IoT devices (the “Smart Home Patent Portfolio”); (v) the remote power patent covering delivery of Power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras (the “Remote Power Patent”); and (vi) the Mirror Worlds patent portfolio relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system (the “Mirror Worlds Patent Portfolio”).

The Company no longer intends to monetize its Remote Power Patent or Mirror Worlds Patent Portfolio. The Company’s current strategy includes continuing to pursue licensing opportunities for its other intellectual property assets. In addition, the Company reviews opportunities to acquire or license additional intellectual property as well as other strategic alternatives. The Company’s patent acquisition and development strategy is to focus on acquiring high quality patents which management believes have the potential to generate significant licensing opportunities as the Company had achieved with respect to its Remote Power Patent and Mirror Worlds Patent Portfolio. In addition, the Company may also enter into strategic relationships with third parties to develop, commercialize, license or otherwise monetize their intellectual property.

The Company has made equity investments totaling $7,000,000 in ILiAD Biotechnologies, Inc. (“ILiAD”), a clinical stage biotechnology company (see Note H hereof).

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

Certain amounts recorded to reflect the Company’s share of the income or losses of its equity method investee (ILiAD), accounted for under the equity method, are based on estimates and the unaudited results of operations of the equity method investee, and may require adjustment in the future when the ILiAD audit is complete. The Company reports its share of the results of its equity method investee on a one-quarter lag basis.

[3]	Cash and Cash Equivalents

The Company maintains cash deposits in high quality financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). Accounts at each institution are insured by the FDIC for up to $250,000. At

NETWORK-1 TECHNOLOGIES, INC.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

December 31, 2025 and 2024, the Company had $9,000 and $10,000, respectively, in excess of the FDIC insured limit. As of December 31, 2025 and 2024, the Company had cash equivalents of $13,302,000 and $12,947,000, respectively, that were held in brokerage accounts and not insured by the FDIC.

The Company considers all highly liquid short-term investments, including certificates of deposit and money market funds which are purchased with an original maturity of three months or less to be cash equivalents.

[4]	Marketable Securities

The Company’s marketable securities are comprised of certificates of deposit with an original maturity greater than three months from date of purchase, government securities, corporate bonds and fixed income mutual funds (see Note G hereof). At December 31, 2025 and December 31, 2024, included in marketable securities, the Company had aggregate certificates of deposit of $759,000 and $761,000, respectively. The Company’s marketable securities are measured at fair value and are accounted for as trading securities. Unrealized holding gains and losses on certificates of deposit, government securities, corporate bonds and fixed income mutual funds are recorded in net realized and unrealized gain from investments on the consolidated statements of operations. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the marketable securities.

[5]	Revenue Recognition

Under ASC 606, revenue is recognized when the Company completes the licensing of its intellectual property to its licensees, obtains a final judgment (after all appeals have been exhausted), or enters into a litigation settlement agreement involving any of its expired patents. With respect to licensing its intellectual property, a final judgment or litigation settlement, revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for licensing its intellectual property, the final judgment or the litigation settlement.

The Company determines revenue recognition through the following steps:

•	identification of the license agreement, final judgment or litigation settlement agreement;
•	identification of the performance obligations in the license agreement, final judgment or litigation settlement agreement;
•	determination of the consideration for the license agreement, final judgment or settlement agreement;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when the Company satisfies its performance obligations.

Revenue disaggregated by source is as follows:

	Years Ended December 31,
	2025	2024
Litigation Settlements	$150,000	$100,000
Total Revenue	$150,000	$100,000

See Note K[5] hereof for further discussion of revenue recognized.

Revenue from the Company’s patent licensing and enforcement business is typically generated from negotiated license agreements, final judgments or settlement agreements as a result of litigation involving the Company’s patents. The timing and amount of revenue recognized from each licensee or from such final judgment or settlement agreement depends upon a variety of factors, including the terms of each agreement and the nature of the obligations of the parties. These agreements may include, but are not limited to, elements related to past infringement liabilities, non-refundable upfront license fees, and ongoing royalties on licensed products sold by the licensee. Generally, in the event of settlement of litigation related to the Company’s

NETWORK-1 TECHNOLOGIES, INC.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Upon a sale of an equity method investment by the Company, the difference between sales proceeds and the carrying amount of the equity investment is recognized in profit or loss. Upon the issuance of securities in an observable price transaction, the Company will account for the share issuance by the equity method investee as if the Company had sold a proportionate share of its investment in the observable price transaction. The Company will record a gain or loss associated with the dilution of its investment to reflect third party investments in the investee and will increase or decrease its basis in the equity method investee accordingly. The gain or loss is recorded within other income or expense in the Company’s consolidated statements of operations.

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

The Company includes in costs of revenue for the year ended December 31, 2025 and 2024 contingent legal fees payable to patent litigation counsel, any other contractual payments to third parties related to net proceeds received from monetization of patents (see Notes I[1] and I[2] hereof) and incentive bonus compensation payable to its Chairman and Chief Executive Officer (see Note J[1] hereof).

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

ASC 740-10, Accounting for Uncertainty in Income Taxes, defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company had no uncertain tax positions as of December 31, 2025 and 2024.

U.S. federal, state and local income tax returns prior to 2022 are not subject to examination by any applicable tax authorities, except that tax authorities could challenge returns (only under certain circumstances) for earlier years to the extent they generated loss carry-forwards that are available for those future years.

[10]	Stock-Based Compensation

The Company accounts for its stock-based compensation awards to employees and directors in accordance with FASB ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 requires all stock-based compensation to employees, including grants of employee stock options and restricted stock units, to be recognized in the consolidated statements of operations based on their grant date fair values.

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

The Company reports earnings per share in accordance with U.S. GAAP, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts, such as warrants and options to purchase common stock, were exercised and if shares were issued pursuant to outstanding restricted stock units. Common stock equivalents having an anti-dilutive effect on earnings per share are excluded from the calculation of diluted earnings per share.

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

An impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. If an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited. At December 31, 2025 and 2024, there was no impairment to the Company’s patents and equity investment.

The Company’s equity investment in ILiAD is evaluated on a non-recurring basis for impairment, when and if a triggering event occurs.

[14]	Leases

Under ASC 842, the Company determines if an arrangement is a lease at inception. Right-of-Use (“ROU”) assets and related lease obligations are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As the Company's lease did not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company's determined incremental borrowing rate is a hypothetical rate based on its understanding of what the Company's credit rating would be. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received and net of the deferred rent balance on the date of implementation.

NETWORK-1 TECHNOLOGIES, INC.

Note B – Summary of Significant Accounting Policies (continued)

The Company's lease terms may include options to extend or terminate the lease and the initial term will be adjusted when it is reasonably certain that the Company will exercise such options. As permitted under ASC 842, the Company has elected to not recognize ROU assets and related lease obligations for leases with initial or renewal terms of twelve months or less.

[15]	Dividend Policy

Cash dividends are recorded when declared by the Company’s Board of Directors. Common stock dividends are charged against accumulated deficit, or additional paid-in capital in the case of a dividend deemed a return of capital, when declared or paid (see Note N and Note O[3] hereof).

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

Income Tax Disclosure

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740):Improvements to Income Tax Disclosures. ASU 2023-09 requires annual disclosure of specific categories in the tax rate reconciliation and provides additional information for reconciling items that meet a quantitative threshold. The new requirements are effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The Company adopted ASU 2023-09 for the year ended December 31, 2025. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures(see Note E below).

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

The Company reports its segment information to reflect the manner in which the Company’s chief operating decision maker (“CODM”) reviews and assesses performance. The Company’s Chief Executive Officer is the CODM. The primary financial measures used by the CODM to evaluate performance and allocate resources are net income (loss) and operating income (loss). Such measures are used to evaluate the Company’s ongoing operations and as part of the Company’s internal planning and forecasting processes. Net loss and Operating loss are disclosed in the consolidated statements of operations. Segment expenses and other segment items are provided to the CODM on the same basis as disclosed in the consolidated statements of operations. The Company has a single reporting segment.

NETWORK-1 TECHNOLOGIES, INC.

Note C – Patents

The Company’s intangible assets at December 31, 2025 include patents with estimated remaining economic useful lives ranging from approximately eight (8) to fifteen (15) years. For all periods presented, all of the Company’s unexpired patents were subject to amortization. The gross carrying amounts and accumulated amortization related to acquired intangible assets as of December 31, 2025 and 2024 were as follows:

	2025	2024
Gross carrying amount	$8,887,000	$8,473,000
Accumulated amortization	(7,408,000)	(7,268,000)
Patents, net	$1,479,000	$1,205,000

Amortization expense for the years ended December 31, 2025 and 2024 was $141,000 and $120,000, respectively. Future amortization of current intangible assets, net is as follows:

For the years ended December 31,
2026	$147,000
2027	146,000
2028	143,000
2029	143,000
2030	143,000
Thereafter	757,000
Total	$1,479,000

The expiration dates for the M2M/IoT Portfolio range from September 2033 to May 2034. The expiration dates within the Company’s HFT Patent Portfolio range from October 2039 to February 2040.The expiration dates of patents within the Company’s Smart Home Patent Portfolio range from May 2039 to May 2040. All of the patents within the Company’s Mirror Worlds Patent Portfolio, Cox Patent Portfolio and the Remote Power Patent have expired.

Note D – Income (Loss) Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effect of restricted stock units. Potentially dilutive shares of 512,500 and 487,500 at December 31, 2025 and 2024, respectively, consist of restricted stock units. However, as the Company generated a net loss in 2025 and 2024, all potentially dilutive shares were not reflected in diluted net loss per share because the impact of such instruments was anti-dilutive. Computations of basic and diluted weighted average common shares outstanding are as follows:

	2025	2024

Weighted-average common shares outstanding – basic	22,848,402	23,250,224

Dilutive effect of restricted stock units	—	—

Weighted-average common shares outstanding – diluted	22,848,402	23,250,224
Restricted stock units excluded from the computation of diluted income per share because the effect of inclusion would have been anti-dilutive	512,500	487,500

NETWORK-1 TECHNOLOGIES, INC.

Note E – Income Taxes

Significant components of the income taxes were as follows for the years ended December 31, 2025 and 2024.

	2025	2024
Current
State and local	$—	$—
Federal	(31,000)	—
Total Current Tax Expense	(31,000)	—

Deferred
State and local	(33,000)	(42,000)
Federal	(304,000)	(383,000)
Total Deferred Tax Expense	(337,000)	(425,000)

Total Income Taxes	$(368,000)	$(425,000)

Significant components of deferred tax assets (liability) as of December 31, 2025 and 2024 consisted of the following:

	2025	2024
Deferred tax assets (liability):
Net operating loss carryforward	$1,513,000	$1,215,000
Stock options and RSUs	62,000	26,000
Tax credit carryforward	148,000	148,000
Other	161,000	197,000
Total deferred tax assets	1,896,000	1,586,000
Valuation allowance	(1,896,000	(1,586,000)
Deferred tax assets, net of valuation allowance	$—	$—

	2025	2024

Deferred Tax Liability(1)	$—	$(337,000)
Total deferred tax liability	$—	$(337,000)

_________________________

(1)	Deferred tax liability primarily as a result of a temporary difference related to the Company’s equity method investment.

As of December 31, 2025 and 2024, the Company’s estimated aggregate total net operating loss carryforwards (NOLs) were $6,439,000 and $5,158,000, respectively, for U.S. federal tax purposes with an indefinite life. At December 31, 2025 and 2024, the Company had deferred tax assets of $1,896,000 and $1,586,000, respectively, which were offset by valuation allowances of $1,896,000 and $1,586,000, respectively, as it was determined that it is more likely than not that the deferred tax assets would not be realized. At December 31, 2025 and 2024, the Company had a deferred tax liability position of $0 and $337,000, respectively.

NETWORK-1 TECHNOLOGIES, INC.

Note E – Income Taxes (continued)

The reconciliation between the taxes as shown and the amount that would be computed by applying the statutory federal income tax rate to the net income before income taxes is as follows:

	Years Ended
	December 31,
	2025		2024

U.S. federal statutory rate	$(585,000)	21.00%	$(727,000)	21.00%
Permanent differences	—	—	—	—
Change in valuation allowance	311,000	(11.16)%	381,000	(10.99)%
Penalty abatement	(31,000)	1.14%	—	—
State(1)	(63,000)	2.27%	(79,000)	2.27%

Total	$(368,000)	13.25%	$(425,000)	12.28%

______________________

(1) State taxes in Connecticut made up the majority (greater than 50 percent) of the tax effect of this category.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The excise tax applies in cases where the total value of the stock repurchased during the taxable year exceeds $1,000,000. The Company did not meet this threshold in 2025 (see Note M hereof).

The personal holding company (“PHC”) rules under the Internal Revenue Code impose a 20% tax on a PHC’s undistributed personal holding company income (“UPHCI”), which means, in general, taxable income subject to certain adjustments. For a corporation to be classified as a PHC, it must satisfy two tests: (i) that more than 50% in value of its outstanding shares must be owned directly or indirectly by five or fewer individuals at any time during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the “Ownership Test”) and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the “Income Test”). During the second half of 2025, based on available information concerning the Company’s shareholder ownership, the Company did not satisfy the Ownership Test. In addition, the Company did not satisfy the Income Test in 2025. Thus, the Company was not a PHC for 2025. However, the Company may subsequently be determined to be a PHC in 2026 or in future years if it satisfies both the Ownership Test and the Income Test. If the Company were to become a PHC in 2026 or any future year, it would be subject to an additional 20% tax on its UPHCI. In such an event, the Company may issue a special cash dividend to its shareholders in an amount equal to the UPHCI rather than incur the additional 20% tax.

NETWORK-1 TECHNOLOGIES, INC.

Note F – Stockholders’ Equity

The Company adopted its 2022 Stock Incentive Plan (the “2022 Plan”), approved by its Board of Directors on July 25, 2022 and its stockholders on September 20, 2022. The 2022 Plan provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock, (d) stock appreciation rights, and (e) other stock-based awards including restricted stock units. Awards under the 2022 Plan may be granted singly, in combination, or in tandem. Subject to standard anti-dilution adjustments as provided, the 2022 Plan provides for an aggregate of 2,300,000 shares of the Company’s common stock to be available for distribution. The Company’s Compensation Committee generally has the authority to administer the 2022 Plan, determine participants who will be granted awards, the size and types of awards, the terms and conditions of awards and the form and content of the award agreements representing awards. Awards under the 2022 Plan may be granted to employees, directors and consultants of the Company and its subsidiaries. As of December 31, 2025, there were 2,005,000 shares of common stock available for issuance under the 2022 Plan.

As of December 31, 2025, there were 87,500 shares of common stock subject to outstanding awards under the 2022 Plan and 425,000 shares of common stock subject to outstanding awards under the Company’s 2013 Stock Incentive Plan (“2013 Plan”). The Company discontinued issuing awards under its 2013 Plan as a result of the adoption of the 2022 Plan.

Restricted Stock Units

A summary of restricted stock units granted and vested during the year ended December 31, 2025 and 2024 is as follows (each restricted stock unit represents the contingent right to receive one share of the Company’s common stock):

	2025		2024
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Balance of restricted stock units outstanding at beginning of year	487,500	$1.66	587,500	$1.81

Grants of restricted stock units	105,000	1.45	70,000	2.17

Vested restricted stock units	(80,000)	(1.93)	(170,000)	(2.37)

Balance of restricted stock units outstanding at end of year	512,500	$1.58	487,500	$1.66

Restricted stock unit compensation expense was $307,000 for the year ended December 31, 2025 and $399,000 for the year ended December 31, 2024.

The Company has an aggregate of $106,000 of unrecognized restricted stock unit compensation expense as of December 31, 2025 to be expensed over a weighted average period of approximately one year.

The fair value of restricted stock units is determined based on the number of shares granted and the quoted market price of the Company’s common stock on the date of grant for time-based and performance-based awards and fair value at grant date using the Monte Carlo simulation model for market-based awards (see Note B[10] hereof).

All of the Company’s issued restricted stock units have dividend equivalent rights. As of December 31, 2025 and 2024, there was $161,000 and $121,000, respectively, accrued for dividend equivalent rights which were included in other accrued expenses.

NETWORK-1 TECHNOLOGIES, INC.

Note G – Marketable Securities

Marketable securities as of December 31, 2025 and 2024 were composed of:

	December 31, 2025
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government securities	$12,576,000	$95,000	$(46,000)	$12,625,000
Fixed income mutual funds	7,855,000	228,000	—	8,083,000
Certificates of deposit	752,000	7,000	—	759,000
Corporate bonds and notes	2,027,000	—	(27,000)	2,000,000
Total marketable securities	$23,210,000	$330,000	$(73,000)	$23,467,000

	December 31, 2024
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government securities	$16,470,000	$63,000	$(71,000)	$16,462,000
Fixed income mutual funds	9,630,000	132,000	(30,000)	9,732,000
Certificates of deposit	752,000	9,000	—	761,000
Corporate bonds and notes	496,000	4,000	—	500,000
Total marketable securities	$27,348,000	$208,000	$(101,000)	$27,455,000

Note H – Equity Investment

During the period December 2018 through August 2022, the Company made aggregate investments of $7,000,000 in ILiAD, a privately held clinical stage biotechnology company dedicated to the prevention and treatment of human disease caused by Bordetella pertussis. ILiAD is focused on validating its proprietary intranasal vaccine, BPZE1, for the prevention of Pertussis (whooping cough). At December 31, 2025, the Company owned approximately 6.4% of the outstanding units of ILiAD on a non-fully diluted basis and approximately 4.8% of the outstanding units on a fully diluted basis. In connection with its investment, the Company’s Chairman and Chief Executive Officer obtained a seat on ILiAD’s Board of Managers and received the same compensation for service on the Board of Managers as other non-management Board members.

For the years ended December 31, 2025 and 2024, the Company recorded an allocated net loss from its equity method investment in ILiAD of $1,603,000 and $1,912,000, respectively.

The Company performed an assessment to determine significance of its equity investee using the investment, asset and income tests. The Company concluded the income test threshold was met for the year ended December 31, 2025. The following table provides certain summarized financial information for the Company’s equity method investee for the periods presented and has been compiled from the equity investee’s financial statement, reported on one quarter lag.

	Twelve Months Ended September 30,
	2025	2024
Loss from continuing operations	$23,482,000	$29,263,000
Comprehensive loss	$24,484,000	$29,017,000

NETWORK-1 TECHNOLOGIES, INC.

Note I – Commitments and Contingencies

[1]	Legal fees:

The Company engages law firms with respect to its patent litigation on a full contingency basis ranging from 15-40% (with certain exceptions) of the net recovery (after deduction of expenses) depending on the stage of the proceeding in which the result (settlement or judgment) is achieved. The Company is responsible for all or a portion of the expenses incurred with respect to such litigation. With respect to proceedings at the U.S. Patent and Trademark Office, the Company engages law firms on a fixed fee basis.

[2]	Patent Acquisitions:

On March 31, 2025, the Company acquired its Smart Home Patent Portfolio from IoT and M2M Technologies, LLC for a purchase price of $400,000. In addition, the Company is obligated to pay the seller an additional $50,000 contingent upon the occurrence of certain future events. The Company is also obligated to pay the seller 12.5% of the first $100 million of net proceeds (after the deduction of expenses) and 5% of the net proceeds in excess of $100 million from Monetization Activities (as defined) related to the patent portfolio.

In connection with the Company’s acquisition of its HFT Patent Portfolio in March 2022, the Company is obligated to pay the seller an additional $500,000 in cash and $375,000 of the Company’s common stock (up to a maximum of 375,000 shares) upon achieving certain milestones with respect to the HFT Patent Portfolio. The Company also has an additional obligation to pay the seller 15% of the first $50 million of net proceeds (after deduction of expenses) generated by the patent portfolio and 17.5% of net proceeds greater than $50 million.

In connection with the Company’s acquisition of its Cox Patent Portfolio in February 2013, the Company is obligated to pay Dr. Cox 12.5% of the net proceeds (after deduction of expenses) generated by the Company from licensing, sale or enforcement of the patent portfolio.

In connection with the Company’s acquisition of its M2M/IoT Patent Portfolio in December 2017, the Company is obligated to pay M2M 14% of the first $100 million of net proceeds (after deduction of expenses) and 5% of net proceeds greater than $100 million from Monetization Activities (as defined in the acquisition agreement) related to the M2M/IoT Patent Portfolio. In addition, M2M will be entitled to receive from the Company $250,000 of additional consideration upon the occurrence of certain future events related to the patent portfolio.

[3]	Savings and investment plan:

The Company has a 401(k) Plan which allows participants to make contributions by salary reduction pursuant to Section 401(a) of the Internal Revenue Code. The Company also may make discretionary annual matching 401(k) and additional contributions in amounts determined by the Board of Directors, subject to Section 401(a) statutory limits. The 401(k) Plan expense for the years ended December 31, 2025 and 2024 was $86,000 and $76,000, respectively, all of which was accrued as of December 31, 2025 and 2024 and is recorded within accrued payroll on the Company’s consolidated balance sheets.

[4]	Leases:

The Company has one operating lease for its principal office space in New Canaan, Connecticut that was executed on May 1, 2022 and set to expire on April 30, 2025. It was accounted for under ASC 842. On April 23, 2025, the Company extended its lease for one year to April 30, 2026 and the Company accounted for the extension as a short-term lease. The Company pays a base rent of $5,500 for such office space.

There are no material residual guarantees associated with the Company’s lease and there are no significant restrictions or covenants included in the Company’s lease.

At inception, the calculated incremental borrowing rate was approximately 4.2%, which was calculated based on the remaining initial lease term of 4 years.

The remaining lease term as of December 31, 2025 under the extension of the initial lease was approximately 4 months.

NETWORK-1 TECHNOLOGIES, INC.

Note I – Commitments and Contingencies (Continued)

Right-of-use lease assets and related lease obligations for the Company’s operating lease was recorded in the consolidated balance sheet as follows:

	As of	As of
	December 31, 2025	December 31, 2024
Operating lease right-of-use assets	$—	$27,000

Operating lease obligations – current	$—	$24,000
Operating lease obligations – non-current	—	—
Total lease obligations	$—	$24,000

The table below presents certain information related to the Company’s lease costs for the year ended December 31, 2025 and 2024:

	For the Year Ended December 31,
	2025	2024
Short-term lease cost	$49,000	$—
Operating lease cost	27,000	64,000
Operating lease cost	$76,000	$64,000

Note J - Employment Arrangements and Other Agreements

[1]	On March 22, 2022, the Company entered into an employment agreement (“Agreement”) with its Chairman and Chief Executive Officer, pursuant to which he continues to serve as the Company’s Chairman and Chief Executive Officer for a four-year term (“Term”), at an annual base salary of $535,000 which was increased by 3% per annum during the Term. The Agreement established an annual target bonus of $175,000 for the Chairman and Chief Executive Officer based upon performance. The Company and its Chairman and Chief Executive Officer are in discussions to extend the Agreement. For the years ended December 31, 2025 and 2024, the Chairman and Chief Executive Officer received an annual discretionary bonus of $100,000 and $125,000, respectively.

In addition, pursuant to the Agreement, the Company granted the Chairman and Chief Executive Officer, under its 2013 Plan, 600,000 restricted stock units (the “RSUs”, each RSU represents a contingent right to receive one share of the Company’s common stock) which terms provided for vesting in four tranches, as follows: (1) 175,000 RSUs which vested 100,000 RSUs on March 22, 2023 and 75,000 RSUs on March 22, 2024, subject to the Chairman and Chief Executive Officer’s continued employment by the Company through each such vesting date (the “Employment Condition”) (“Tranche 1”); (2) 150,000 RSUs shall vest if at any time during the Term that the Company’s common stock achieves a closing price for twenty (20) consecutive trading days (“Closing Price”) of a minimum of $3.50 per share (subject to adjustment for stock splits) and the Employment Condition is satisfied through the date such minimum per share Closing Price is achieved (“Tranche 2”); (3) 150,000 RSUs shall vest if at any time during the Term that the common stock achieves a Closing Price of a minimum of $4.00 per share (subject to adjustment for stock splits) and the Employment Condition is satisfied through the date such minimum per share Closing Price is achieved (“Tranche 3”); and (4) 125,000 RSUs shall vest if at any time during the Term, that the common stock achieves a Closing Price of a minimum of $4.50 per share (subject to adjustment for stock splits) and the Employment Condition is satisfied through the date such minimum per share Closing Price is achieved (“Tranche 4”). In the event of a Change of Control (as defined), Termination Other Than for Cause (as defined) or a termination by the Chairman and Chief Executive Officer for Good Reason (as defined) in each case prior to the last day of the Term, the vesting of all RSUs (Tranches 1, 2, 3 and 4) shall accelerate (and not be subject to any conditions) and all RSUs shall become immediately fully vested.

NETWORK-1 TECHNOLOGIES, INC.

Note J - Employment Arrangements and Other Agreements (continued)

Under the terms of the Agreement, so long as the Chairman and Chief Executive Officer continues to serve as an executive officer of the Company, whether pursuant to the Agreement or otherwise, the Chairman and Chief Executive Officer shall also receive incentive compensation in an amount equal to 5% of the Company’s gross royalties or other payments from Licensing Activities (as defined) (without deduction of legal fees or any other expenses) with respect to the Remote Power Patent and a 10% net interest (gross royalties and other payments after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of the Company’s royalties and other payments relating to Licensing Activities with respect to patents other than the Remote Power Patent (including all of the Company’s patent portfolios and its investment in ILiAD) (collectively, the “Incentive Compensation”). During the year ended December 31, 2025 and 2024, the Chairman and Chief Executive Officer earned Incentive Compensation of $8,000 and $5,000, respectively.

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

[2]	The Company’s Executive Vice President serves on an at-will basis at an annual base salary of $250,000. The Executive Vice President received a discretionary annual bonus of $37,500 and $50,000 for the years ended December 31, 2025 and 2024, respectively. On January 2, 2025, the Company’s Executive Vice President was granted 25,000 RSUs under the 2022 Plan, which vest 50% on the one year anniversary of the date of grant (January 2, 2026) and 50% on the two year anniversary of the date of grant (January 2 ,2027).

The Company’s Chief Financial Officer serves on a consulting basis at an annual base salary of $175,000. The Chief Financial Officer received a discretionary annual bonus of $50,000 and $25,000 for the year ended December 31, 2025 and 2024. On September 8, 2023, the Company’s Chief Financial Officer was granted 50,000 RSUs under the 2022 Plan, 50% of such RSUs vested on the one year anniversary date of the grant (September 8, 2024) and 50% of such RSUs vest on the two year anniversary of the date of the grant (September 8, 2025), subject to continued services. On September 22, 2025, the Company’s Chief Financial Officer was granted 35,000 RSUs under the 2022 Plan, which vest on the one year anniversary of the date of grant (September 22, 2026), subject to continued service to the Company.

Note K – Legal Proceedings

[1]	On September 8, 2025, the Company’s wholly-owned subsidiary, HFT Solutions, LLC, commenced patent litigation against Optiver US LLC and Optiver Trading US LLC in the United States District Court for the Western District of Texas for infringement of certain patents within the Company’s HFT Patent Portfolio. On November 21, 2025, the Optiver defendants filed their answer and counterclaims of non-infringement and invalidity of the asserted patents. A trial date has been scheduled for June 7, 2027.

NETWORK-1 TECHNOLOGIES, INC.

Note K – Legal Proceedings (continued)
[2]	On June 27, 2025, the Company commenced patent litigation against Samsung Electronics Co., LTD and Samsung Electronics America, Inc. (collectively, “Samsung”) in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of certain patents within the Company’s M2M/IoT Patent Portfolio. The lawsuit alleges that Samsung infringes the Company patents by supporting certain eSIM (embedded Subscriber Identification Module) and certain 5G technologies in its mobile devices, including its Galaxy smartphones, watches and tablets. The parties have conducted discovery. A trial date has been scheduled for June 7, 2027.

[3]	On December 24, 2024, the Company’s wholly-owned subsidiary, HFT Solutions, LLC, initiated patent litigations against Citadel Securities, LLC and Jump Trading, LLC in the United States District Court for the Northern District of Illinois for infringement of certain patents within our HFT Patent Portfolio. In the Citadel action, on April 7, 2025, the defendant Citadel filed a motion to dismiss under 35 U.S.C. ? 101, asserting that the asserted patents are directed to patent-ineligible subject matter. On December 1, 2025, the Court denied Citadel’s motion to dismiss. On January 5, 2026, Citadel filed its answer asserting defenses of non- infringement, patent validity and counterclaims for the same. In the Jump Trading action, on April 7, 2025, defendant filed an answer and counterclaims of non-infringement and invalidity of the asserted patents.

[4]	On April 4, 2014 and December 3, 2014, the Company initiated litigation against Google Inc. (“Google”) and YouTube, LLC (“YouTube”) in the U.S. District Court for the Southern District of New York for infringement of several of its patents within its Cox Patent Portfolio which relate to the identification of media content on the Internet. The lawsuit alleges that Google and YouTube have infringed and continue to infringe certain of the Company’s patents by making, using, selling and offering to sell unlicensed systems and related products and services, which include YouTube’s Content ID system. In April 2024, following a motion for summary judgment by defendants, the U.S. District Court for the Southern District of New York issued a judgment dismissing the Company’s patent infringement claims finding that the asserted claims of two of the patents are invalid for indefiniteness and granting summary judgment that that the asserted claims of another patent are not infringed by Google’s accused system. The Court’s ruling disposes of all of the Company’s claims in the case. On May 14, 2024, the Company filed a notice of appeal to the U. S. Court of Appeals for the Federal Circuit and oral argument on the appeal took place on March 9, 2026. A decision on the appeal is pending.
[5]	On February 21, 2025, the Company received an additional settlement payment of $150,000 from a defendant in litigation involving the Company’s Remote Power Patent as a result of satisfaction of certain conditions in the settlement agreement.

Note L – Concentrations

Revenue from the Company’s Remote Power Patent constituted 100% of the Company’s revenue for the year ended December 31, 2025 and 2024. In 2025 and 2024, one party constituted 100% of the Company’s revenue.

Note M – Stock Repurchase Program

On June 17, 2025, the Company’s Board of Directors authorized an extension and increase of the Share Repurchase Program to repurchase up to $5,000,000 of the Company’s common stock over the subsequent 24-month period. The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions in the Company’s discretion. The timing and amount of the shares repurchased are determined by management based on its evaluation of market conditions and other factors. The repurchase program may be increased, suspended or discontinued at any time.

During the year ended December 31, 2025, the Company repurchased an aggregate of 212,262 shares of its common stock pursuant to the Share Repurchase Program at a cost of approximately $286,617 (exclusive of commissions) or an average price per share of $1.35.

NETWORK-1 TECHNOLOGIES, INC.

Note M – Stock Repurchase Program (continued)

Since inception of the Share Repurchase Program (August 2011) through December 31, 2025, the Company has repurchased an aggregate of 10,586,494 shares of its common stock at a cost of approximately $20,269,972 (exclusive of commissions) or an average per share price of $1.91.

Effective December 24, 2025, the Company entered into a written trading plan (the “10b5-1 Plan”) under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). Adopting a trading plan that satisfies the conditions of Rule 10b5-1 allows a company to repurchase its shares at times when it might otherwise be prevented from doing so due to self-imposed trading black-outs or pursuant to insider trading laws. Purchases under the 10b5-1 Plan may be made during the following periods: (1) beginning on January 12, 2026 until two trading days after the Company issues a press release announcing its financial results for the year ended December 31, 2025, and (2) beginning on April 1, 2026 until two trading days after the Company issues a press release announcing its financial results for the quarter ended March 31, 2026. Under the 10b5-1 Plan, the Company’s third party broker may purchase up to 1,000,000 shares of the Company’s common stock, subject to certain price, market, volume and timing constraints, in accordance with the terms of the plan and subject to Rule 10b5-1 and Rule 10b-18 of the Exchange Act.

Note N – Dividend Policy

The Company’s dividend policy consists of a semi-annual cash dividend of $0.05 per common share ($0.10 per common share annually) which have been paid in March and September of each year. On February 19, 2025, the Board of Directors declared a semi-annual cash dividend of $0.05 per share with a payment date of March 28, 2025 to all common shareholders of record as of March 8, 2025. On September 5, 2025, the Board of Directors declared a semi-annual dividend of $0.05 per share with a payment date of September 29, 2025 to all common shareholders of record as of September 19, 2025. The Company’s dividend policy undergoes a periodic review by the Board of Directors and is subject to change at any time depending upon the Company’s earnings, financial requirements and other factors.

Note O – Subsequent Events

[1]	On February 5, 2026, ILiAD completed a $115,000,000 preferred stock financing. As part of the financing, ILiAD converted from a limited liability company to a corporation. As a result of the financing, the Company’s percentage ownership of ILiAD was reduced to approximately 3.1% on a non-fully diluted basis and approximately 2.5% on a fully diluted basis and our Chairman and Chief Executive officer no longer serves on the Board of Directors of ILiAD. As a result of the closing of the financing and the conversion to a corporation, the Company will no longer account for its investment in ILiAD using the equity method and will use the fair value method of accounting (see Note H hereof).
[2]	On February 18, 2026, the Company’s Board of Directors approved aggregate grants of 55,000 RSUs under the Company’s 2022 Plan, 25,000 of such RSUs were granted to the Company’s Executive Vice President and Secretary, and 15,000 RSUs were granted to each of the Company’s Chief Financial Officer and a consultant. The RSUs vest 50% on the one year anniversary of the date of grant and 50% on the two year anniversary of the date of grant.

[3]	On February 27, 2026, the Company’s Board of Directors declared a semi-annual cash dividend of $0.05 per share with a payment date of March 30, 2026 to all common shareholders of record as of March 16, 2026.
[4]	On February 27, 2026, the Company’s Board of Directors approved the grant of 15,000 RSUs to each of the Company’s two non-management directors. The RSUs vest over a one year period in equal quarterly installments of 3,750 shares of common stock on each of March 15, 2026, June 15, 2026, September 15, 2026 and December 15, 2026.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)      Financial Statements:

The following are included under Item 8 “Financial Statements and Supplementary Data”:

Reports of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2025 and 2024

Consolidated statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024

Consolidated statements of changes in stockholders' equity for the years ended December 31, 2025 and 2024

Consolidated statements of cash flows for the years ended December 31, 2025 and 2024

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

March 13, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/ Corey M. Horowitz Corey M. Horowitz	Chairman and Chief Executive Officer, Chairman of the Board of Directors (principal executive officer)	March 13, 2026
/s/ Robert Mahan Robert Mahan	Chief Financial Officer (principal financial officer and principal accounting officer)	March 13, 2026
/s/ Jonathan Greene Jonathan Greene	Executive Vice President, Secretary and a Director	March 13, 2026
/s/ Niv Harizman Niv Harizman	Director	March 13, 2026
/s/ Allison Hoffman Allison Hoffman	Director	March 13, 2026