Form 10-Q
period 2026-03-31
NETWORK-1 TECHNOLOGIES, INC.
filed 2026-05-08
CIK 1065078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to__________

Commission File Number  1-15288

NETWORK-1 TECHNOLOGIES, INC.

 (Exact Name of Registrant as Specified in Its Charter)

Delaware	11-3027591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

65 Locust Avenue, Third Floor New Canaan, Connecticut	06840
(Address of principal executive offices)	(Zip Code)

203-920-1055

(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NTIP	NYSE American

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

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding as of May 4, 2026 was 22,864,593.

NETWORK-1 TECHNOLOGIES, INC.

Form 10-Q Index

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include any expectation of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements related to future performance and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Factors that could cause or contribute to such differences include various risks and uncertainties described below and elsewhere in this Quarterly Report on Form 10-Q as well as in our Annual Report on Form 10-K for the year ended December 31, 2025 (filed with the SEC on March 13, 2026). Furthermore, such forward-looking statements speak only as of the date of this report. Such risks and uncertainties include, but are not limited to, the following:

•	our uncertain revenue from licensing our intellectual property;
•	uncertainty of the outcome of our pending litigations;
•	our ability to achieve future revenue from our patent portfolios;
•	our ability to protect our patents;
•	our ability to execute our strategy to acquire or make investments in high quality patents with significant licensing opportunities;
•	our ability to enter into strategic relationships with third parties to license or otherwise monetize their intellectual property;
•	our ability to achieve a return on our investment in ILiAD Biotechnologies, Inc.;
•	our ability to continue to acquire additional intellectual property;
•	uncertainty as to whether cash dividends will continue to be paid;
•	variations in our quarterly and annual operating results;
•	the risk that we may be determined to be a personal holding company in 2026 or future years which may result in our issuing a special cash dividend to our stockholders to the extent we have undistributed personal holding company income resulting in less cash available for our operations and strategic transactions; and
•	legislative, regulatory and competitive developments.

Item 1. Condensed Consolidated Financial Statements

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
ASSETS CURRENT ASSETS:	(Unaudited)
Cash and cash equivalents	$8,610,000	$13,402,000
Marketable securities, at fair value	25,979,000	23,467,000
Other current assets	195,000	237,000
TOTAL CURRENT ASSETS	34,784,000	37,106,000
OTHER ASSETS:
Patents, net of accumulated amortization	1,810,000	1,479,000
Equity investments	2,786,000	1,734,000
Security deposit	13,000	13,000
Total Other Assets	4,609,000	3,226,000
TOTAL ASSETS	$39,393,000	$40,332,000
LIABILITIES AND STOCKHOLDERS’ EQUITY: CURRENT LIABILITIES:
Accounts payable	$352,000	$253,000
Accrued payroll	—	289,000
Other accrued expenses	758,000	228,000
Total Current Liabilities	1,110,000	770,000
LONG TERM LIABILITIES:
Deferred tax liability	245,000	—
TOTAL LIABILITIES	1,355,000	770,000
COMMITMENTS AND CONTINGENCIES (Note H)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, authorized 10,000,000 shares; none issued and outstanding at March 31, 2026 and December 31, 2025	—	—

Common stock, $0.01 par value; authorized 50,000,000 shares; 22,795,883 and 22,824,009 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	228,000	228,000

Additional paid-in capital	62,506,000	63,426,000

Accumulated deficit	(24,696,000)	(24,092,000)

TOTAL STOCKHOLDERS’ EQUITY	38,038,000	39,562,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,393,000	$40,332,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025

REVENUE	$—	$150,000

OPERATING EXPENSES:
Costs of revenue	—	42,000
Professional fees and related costs	775,000	121,000
General and administrative	596,000	602,000
Amortization of patents	44,000	30,000

TOTAL OPERATING EXPENSES	1,415,000	795,000

OPERATING LOSS	(1,415,000)	(645,000)
OTHER INCOME (EXPENSE):
Interest and dividend income, net	384,000	484,000
Gain on equity investment	1,052,000	—
Net realized and unrealized (loss) gain on marketable securities	(287,000)	149,000
Total other income, net	1,149,000	633,000

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET LOSSES OF EQUITY METHOD INVESTEE	(266,000)	(12,000)

INCOME TAX PROVISION:
Current	—	—
Deferred taxes, net	245,000	(111,000)
Total income taxes	245,000	(111,000)

(LOSS) INCOME BEFORE SHARE OF NET LOSSES OF EQUITY METHOD INVESTEE	(511,000)	99,000

SHARE OF NET LOSSES OF EQUITY METHOD INVESTEE	—	(462,000)

NET LOSS	$(511,000)	$(363,000)

Net loss per share:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

Weighted average common shares outstanding:
Basic	22,813,290	22,914,799
Diluted	22,813,290	22,914,799

Cash dividends declared per share	$0.05	$0.05

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2026

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance – January 1, 2026	22,824,009	$228,000	$63,426,000	$(24,092,000)	$39,562,000
Dividends and dividend equivalents declared	—	—	(998,000)	—	(998,000)
Stock-based compensation	—	—	79,000	—	79,000
Vesting of restricted stock units	40,000	1,000	(1,000)	—	—
Value of shares delivered to pay withholding taxes	(7,130)	—	—	(9,000)	(9,000)
Treasury stock purchased and retired	(60,996)	(1,000)	—	(84,000)	(85,000)
Net loss	—	—	—	(511,000)	(511,000)
Balance – March 31, 2026	22,795,883	$228,000	$62,506,000	$(24,696,000)	$38,038,000

THREE MONTHS ENDED MARCH 31, 2025

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance – January 1, 2025	22,961,619	$229,000	$65,455,000	$(21,373,000)	$44,311,000
Dividends and dividend equivalents declared	—	—	(1,171,000)	—	(1,171,000)
Stock-based compensation	—	—	81,000	—	81,000
Vesting of restricted stock units	32,500	—	—	—	—
Value of shares delivered to pay withholding taxes	(5,348)	—	—	(7,000)	(7,000)
Treasury stock purchased and retired	(106,662)	(1,000)	—	(149,000)	(150,000)
Net loss	—	—	—	(363,000)	(363,000)
Balance – March 31, 2025	22,882,109	$228,000	$64,365,000	$(21,892,000)	$42,701,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(511,000)	$(363,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of patents	44,000	30,000
Stock-based compensation	79,000	81,000
Gain on equity investment	(1,052,000)	—
Loss allocated from equity method investment	—	462,000
Deferred tax expense (benefit)	245,000	(111,000)
Amortization of right of use asset	—	20,000
Unrealized loss (gain) on marketable net securities	361,000	(149,000)

Changes in operating assets and liabilities:
Other current assets	42,000	38,000
Accounts payable	99,000	503,000
Operating lease obligations	—	(17,000)
Accrued expenses	383,000	(335,000)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(310,000)	159,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities	3,429,000	4,199,000
Purchases of marketable securities	(6,302,000)	(3,500,000)
Acquisition of patents	(375,000)	(414,000)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(3,248,000)	285,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,140,000)	(1,144,000)
Value of shares delivered to fund payment of withholding taxes	(9,000)	(7,000)
Repurchases of common stock, inclusive of commissions	(85,000)	(150,000)

NET CASH USED IN FINANCING ACTIVITIES:	(1,234,000)	(1,301,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,792,000)	(857,000)

CASH AND CASH EQUIVALENTS, beginning of period	13,402,000	13,145,000

CASH AND CASH EQUIVALENTS, end of period	$8,610,000	$12,288,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	—	—
Income taxes	—	—

NON-CASH FINANCING ACTIVITIES
Accrued dividend rights on restricted stock units, net of forfeitures	$(142,000)	$27,000
Right of use asset and lease liability	—	—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS

[1]     BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of the management of Network-1 Technologies, Inc. (the “Company”), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company’s financial position as of March 31, 2026, and the results of its operations, its statement of cash flows and its changes in stockholders’ equity for the three month periods ended March 31, 2026 and March 31, 2025. The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP may have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2026. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations to be expected for the full year.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Mirror Worlds Technologies, LLC and HFT Solutions, LLC. All intercompany balances and transactions have been eliminated in consolidation.

[2]     BUSINESS

The Company is engaged in the development, licensing and protection of its intellectual property assets. The Company presently owns one-hundred twenty-one (121) U.S. patents, fifty-four (54) of which have expired, and fifteen (15) international patents related to (i) the M2M/IoT patent portfolio (the “M2M/IoT Patent Portfolio”) relating to, among other things, enabling technology for authenticating and using eSIM (embedded Subscriber Identification Module) technology in Internet of Things (“IoT”), Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers, as well as automobiles; (ii) the HFT patent portfolio (the “HFT Patent Portfolio”) covering certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems; (iii) the Cox patent portfolio (the “Cox Patent Portfolio”) relating to enabling technology for identifying media content on the Internet and taking further actions to be performed after such identification; and (iv) the smart home patent portfolio (the “Smart Home Patent Portfolio”) relating to, among other things, the enabling technology to support the interoperability of smart home IoT devices; (v) the Mirror Worlds patent portfolio (the “Mirror Worlds Patent Portfolio”) relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system; and (vi) the remote power patent (the “Remote Power Patent”) covering delivery of Power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras. The Company is no longer monetizing its Remote Power Patent and Mirror Worlds Patent Portfolio.

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

The Company has also made equity investments totaling $7,000,000 in ILiAD Biotechnologies, Inc. (“ILiAD”, formerly ILiAD Biotechnologies, LLC), a clinical stage biotechnology company (see Note K hereof).

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]      Use of Estimates and Assumptions

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. The significant estimates and assumptions made in the preparation of the Company’s unaudited condensed consolidated financial statements include costs related to the Company’s assertion of litigation, the valuation and carrying value of the Company’s equity investment, valuation of the Company’s patent portfolios, stock-based compensation and the recoverability of deferred tax assets. Actual results could be materially different from those estimates upon which the carrying values were based.

[2]      Revenue Recognition

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), revenue is recognized in accordance with ASC 606 - Revenue from Contracts with Customers. Revenue is recognized when the Company completes the licensing of its intellectual property to its licensees, obtains a final judgment (after all appeals have been exhausted) or enters into a litigation settlement agreement involving any of its expired patents. With respect to licensing its intellectual property, final judgment or a litigation settlement, revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for licensing its intellectual property, the final judgment or litigation settlement.

The Company determines revenue recognition through the following steps:

•	identification of the license agreement, final judgment or litigation settlement agreement;
•	identification of the performance obligations in the license agreement, final judgment or litigation settlement agreement;
•	determination of the consideration for the license agreement, final judgment or settlement agreement;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when the Company satisfies its performance obligations.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue disaggregated by source is as follows:

	Three Months Ended March 31,
	2026	2025
Litigation settlements	$—	$150,000
Total Revenue	$—	$150,000

Revenue from the Company’s patent licensing and enforcement business is typically generated from negotiated license agreements, final judgment or settlement agreements as a result of litigation involving the Company’s patents. The timing and amount of revenue recognized from each licensee or from final judgment or settlement agreement depends upon a variety of factors, including the terms of each agreement and the nature of the obligations of the parties. These agreements may include, but are limited to, elements related to past infringement liabilities, non-refundable upfront license fees, and ongoing royalties on licensed products sold by the licensee. Generally, in the event of settlement of litigation related to the Company’s assertion of patent infringement involving its intellectual property, defendants will either pay (i) a non-refundable lump sum payment for a non-exclusive fully-paid license, (ii) a non-refundable lump sum payment (license initiation fee) together with an ongoing obligation to pay quarterly or monthly royalties to the Company for the life of the licensed patent, or (iii) a lump sum settlement payment with respect to litigation involving the Company’s patents.

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

[3]      Equity Investments

Investments accounted for under the equity method are equity securities in entities the Company does not control but over which it has the ability to exercise significant influence. These investments are accounted for under the equity method of accounting in accordance with ASC 323 - Investments — Equity Method and Joint Ventures. Equity method investments are measured at cost minus impairment, if any, plus or minus the Company’s share of an investee’s income or loss. The Company’s proportionate share of the income or loss from equity method investments is recognized on a one-quarter lag.

Investments accounted for under the cost method are accounted for in accordance with ASC 321, Investments – Equity Securities (“ASC 321”). Under this guidance, investments in equity securities in privately-held companies without readily determinable fair values are generally recorded at cost, plus or minus subsequent observable price changes in identical or similar investments, less impairments. As a part of the assessment for impairment indicators, the Company considers significant deterioration in the earnings performance and overall business prospects of the investee, as well as significant adverse changes in the external environment in which the investment operates. If qualitative assessment indicates the carrying value of the investment is impaired, the fair value of the investments would be estimated, which would involve a significant degree of judgment and subjectivity.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company evaluates the investment on a quarterly basis for such indicators of impairment or observable price changes in orderly transactions for the same or similar investments. Changes in fair value are reported in Other Income (Expense) in the unaudited condensed consolidated statements of operations (See Note K hereof).

[4]      Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (ASC 740), which requires the Company to use the assets and liability method of accounting for income taxes. Under the assets and liability method, deferred income taxes are recognized for the tax consequences of temporary(timing) differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forwards. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. As of March 31, 2026, the Company had total deferred tax assets generated from its activities of $2,202,000. The Company’s deferred tax assets were offset by a valuation allowance of $2,202,000 as it was determined that it is more likely than not that certain deferred tax assets will not be realized. As of March 31, 2026, the Company also had a deferred tax liability of $245,000.

The personal holding company (“PHC”) rules under the Internal Revenue Code impose a 20% tax on a PHC’s undistributed personal holding company income (“UPHCI”), which means, in general, taxable income subject to certain adjustments and reduced by certain distributions to shareholders. For a corporation to be classified as a PHC, it must satisfy two tests: (i) that more than 50% in value of its outstanding shares must be owned directly or indirectly by five or fewer individuals at any time during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the “Ownership Test”) and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the “Income Test”). During the second half of 2025, based on available information concerning the Company’s shareholder ownership, the Company did not satisfy the Ownership Test or the Income Test. However, the Company may subsequently be determined to be a PHC in 2026 or in future years if it satisfies both the Ownership Test and Income Test. If the Company were to become a PHC in 2026 or any future year, it would be subject to the 20% tax on its UPHCI. In such event, the Company may issue a special cash dividend to its shareholders in an amount equal to the UPHCI rather than incur the 20% tax.

ASC 740-10 - Accounting for Uncertainty in Income Taxes, defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company had no uncertain tax positions as of March 31, 2026.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

U.S. federal, state and local income tax returns prior to 2022 are not subject to examination by any applicable tax authorities, except that tax authorities could challenge returns (only under certain circumstances) for earlier years to the extent they generated loss carry-forwards that are available for those future years.

[5]     Segment Reporting

The Company reports its segment information to reflect the manner in which the Company’s chief operating decision maker (“CODM”) reviews and assesses performance. The Company’s Chief Executive Officer is the CODM. The primary financial measures used by the CODM to evaluate performance and allocate resources are net income (loss) and operating income (loss). Such measures are used to evaluate the Company’s ongoing operations and as part of the Company’s internal planning and forecasting processes. Net loss and Operating loss are disclosed in the condensed consolidated statements of operations. Segment expenses and other segment items are provided to the CODM on the same basis as disclosed in the condensed consolidated statements of operations. The Company has a single reporting segment.

[6]     Recent Accounting Pronouncements

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires additional information about specific expenses in certain notes to the Consolidated Financial Statements. The guidance will be effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating ASU 2024-03 to determine its impact on the Company's disclosures.

Income Tax Disclosure

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The new requirements became effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 for the year ended December 31, 2025. The adoption of this guidance did not have a material impact on the Company’s financial statements and related disclosures.

NOTE C – PATENTS

The Company’s intangible assets at March 31, 2026, include patents with estimated remaining economic useful lives ranging from approximately 8 to 15 years. For all periods presented, all of the Company’s unexpired patents were subject to amortization.  The gross carrying amounts and accumulated amortization related to acquired intangible assets as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Gross carrying amount – patents	$9,262,000	$8,887,000
Accumulated amortization – patents	(7,452,000)	(7,408,000)
Patents, net	$1,810,000	$1,479,000

Amortization expense for the three months ended March 31, 2026 and 2025 was $44,000 and $30,000, respectively. Future amortization of intangible assets for the next five years and thereafter is as follows:

For the Years Ended December 31,
2026 – remaining	$132,000
2027	174,000
2028	171,000
2029	171,000
2030	171,000
Thereafter	991,000
Total	$1,810,000

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

NOTE D – STOCKHOLDERS’ EQUITY

Stock Incentive Plan

The Company adopted the 2022 Stock Incentive Plan, (the “2022 Plan”) upon approval by its Board of Directors on July 25, 2022 and its stockholders on September 20, 2022. The 2022 Plan provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock, (d) stock appreciation rights, and (e) other stock-based awards including restricted stock units.

As of March 31, 2026, there were 132,500 shares of common stock subject to outstanding awards under the 2022 Plan and 1,920,000 shares of common stock available for issuance under the 2022 Plan.

NOTE D – STOCKHOLDERS’ EQUITY (CONTINUED)

Restricted Stock Units

A summary of restricted stock unit activity for the three months ended March 31, 2026 is as follows (each restricted stock unit issued by the Company represents the right to receive one share of the Company’s common stock):

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance of restricted stock units outstanding at December 31, 2025	512,500	$1.58
Grants of restricted stock units	85,000	1.48
Vested restricted stock units	(40,000)	(1.66)
Forfeited restricted stock units	(425,000)	(1.58)
Balance of restricted stock units outstanding at March 31, 2026	132,500	$1.49

Restricted stock unit compensation expense was $79,000 and $81,000 for the three months ended March 31, 2026 and 2025, respectively. Stock-based compensation expense is included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

The Company had an aggregate of $153,000 of unrecognized restricted stock unit compensation as of March 31, 2026 to be expensed over a weighted average period of approximately one year.

All of the Company’s outstanding (unvested) restricted stock units have dividend equivalent rights. As of March 31, 2026 and December 31, 2025, there was $20,000 and $161,000, respectively, accrued for dividend equivalent rights which were included in other accrued expenses.

NOTE E – LOSS PER SHARE

Basic loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of restricted stock units. Potentially dilutive shares of 132,500 and 525,000 at March 31,2026 and 2025, respectively, consisted of outstanding restricted stock units. However, since the Company generated a net loss for the three months ended March 31, 2026 and 2025, potentially dilutive shares were not reflected in diluted net loss per share because the impact of such instruments was anti-dilutive.

Computations of basic and diluted weighted average common shares outstanding were as follows:

	Three Months Ended March 31,
	2026	2025
Weighted-average common shares outstanding – basic	22,813,290	22,914,799
Dilutive effect of restricted stock units and stock options	—	—
Weighted-average common shares outstanding – diluted	22,813,290	22,914,799
Restricted stock units excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive	132,500	525,000

NOTE F – FAIR VALUE MEASUREMENTS

ASC Topic 820 - Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value.

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

The Company’s equity investment in ILiAD is measured on a non-recurring basis and is classified within Level 3 as it does not have a readily determinable value and is valued using observable price transactions for identical or similar investments of the same issuer and applying an option pricing model to adjust for differences and allocate enterprise value among ILiAD’s various classes of securities (see Note B[3] and Note K hereof).

The Company estimates the fair value of its equity investment in ILiAD using an option pricing model. Volatility is a significant unobservable input because the ILiAD’s equity is not publicly traded. The volatility assumption was developed using guideline public companies in similar industries, adjusted for size and illiquidity. The expected time to a liquidity event is estimated based on management’s assessment of potential scenarios. The risk-free rate corresponds to the U.S. Treasury yield with a term matching the expected time to liquidity. A discount for lack of marketability was applied, reflecting the restricted nature of the ILiAD shares held by the Company. The resulting fair value per-share range was estimated based on scenario weighting. Increases in volatility or the expected time to liquidity, or reductions in the marketability discount, would result in a higher fair value measurement under the option pricing model.

The following assumptions were used to calculate the fair value of the Company’s equity investment in ILiAD as of February 5, 2026:

Expected volatility	85.0%

Time to liquidity event	2.0 years

Risk-free interest rate	3.47%

Discount for lack of marketability	20% - 40%

Fair value per share range	$1.33 - $2.65

NOTE G – MARKETABLE SECURITIES

Marketable securities as of March 31, 2026 and December 31, 2025 were composed of the following:

	March 31, 2026
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value

Government securities	$15,302,000	$81,000	$(170,000)	$15,213,000
Fixed income mutual funds	7,998,000	108,000	(91,000)	8,015,000
Certificates of deposit	755,000	4,000	—	759,000
Corporate bonds and notes	2,027,000	—	(35,000)	1,992,000
Total marketable securities	$26,082,000	$193,000	$(296,000)	$25,979,000

	December 31, 2025
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value

Government securities	$12,576,000	$95,000	$(46,000)	$12,625,000
Fixed income mutual funds	7,855,000	228,000	—	8,083,000
Certificates of deposit	752,000	7,000	—	759,000
Corporate bonds and notes	2,027,000	—	(27,000)	2,000,000
Total marketable securities	$23,210,000	$330,000	$(73,000)	$23,467,000

The Company’s marketable securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market.

NOTE H – COMMITMENTS AND CONTINGENCIES

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

NOTE H – COMMITMENTS AND CONTINGENCIES (CONTINUED)

In connection with the Company’s acquisition of its HFT Patent Portfolio in March 2022, the Company paid the seller $500,000 in cash and had a contingent obligation to pay $500,000 and issue $375,000 of the Company’s common stock (up to a maximum of 375,000 shares) upon achieving certain milestones with respect to the HFT Patent Portfolio. The Company also has a contingent obligation to pay the seller 15% of the first $50 million of net proceeds (after deduction of expenses) generated by the HFT Patent Portfolio and 17.5% of net proceeds greater than $50 million. During the three months ended March 31, 2026, a milestone was achieved which entitled the seller to receive $250,000 in cash and $125,000 of the Company’s common stock (94,778 shares). This contingent purchase price of $375,000 was capitalized and amortized over the remaining useful life of the underlying patents.

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

[3] Leases

The Company had one operating lease for its principal office space in New Canaan, Connecticut that was to expire on April 30, 2025. On April 23, 2025, the Company extended this lease for one year to April 30, 2026 and accounts for the operating lease extension as a short-term lease. The Company pays a base rent of $5,500 for such office space. The remaining lease term as of March 31, 2026 was one month. The Company currently occupies the space on a month-to-month basis.

There are no material residual guarantees associated with the Company’s lease and there are no significant restrictions or covenants included in the Company’s lease agreement.

The table below presents certain information related to the Company’s lease costs for the period ended:

	Three Months Ended March 31,
	2026	2025
Short-term lease cost	$18,000	$—
Operating lease cost	—	22,000
Total	$18,000	$22,000

NOTE I - EMPLOYMENT ARRANGEMENTS AND OTHER AGREEMENTS

On March 22, 2022, the Company entered into an employment agreement with its Chairman and Chief Executive Officer for a four-year term (“Term”), which among other things, included an annual base salary of $535,000 which was increased by 3% per annum during the Term, a discretionary annual bonus, an equity grant and certain incentive compensation. The Company’s Compensation Committee and the Chairman and Chief Executive Officer are currently discussing the terms of a new employment agreement while the Chairman and Chief Executive Officer continues to serve in such capacity.

NOTE J – LEGAL PROCEEDINGS

[1]	On September 8, 2025, the Company’s wholly-owned subsidiary, HFT Solutions, LLC, commenced patent litigation against Optiver US LLC and Optiver Trading US LLC in the United States District Court for the Western District of Texas for infringement of certain patents within the Company’s HFT Patent Portfolio. On November 21, 2025, the Optiver defendants filed their answer and counterclaims of non-infringement and invalidity of the asserted patents. A trial date has been scheduled for June 7, 2027.
[2]	On June 27, 2025, the Company commenced patent litigation against Samsung Electronics Co., LTD and Samsung Electronics America, Inc. (collectively, “Samsung”) in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of six patents within the Company’s M2M/IoT Patent Portfolio. The lawsuit alleges that Samsung infringes the Company patents by supporting certain eSIM (embedded Subscriber Identification Module) and certain 5G technologies in its mobile devices, including its Galaxy smartphones, watches and tablets. A trial date has been scheduled for June 7, 2027. In April and May 2026, the U.S. Patent Trial and Appeal Board (PTAB) of the U.S. Patent & Trademark Office denied the institution, on the merits, of six Inter Partes Review proceedings requested by Samsung, relating to all six patents being asserted by the Company in the litigation.

NOTE J – LEGAL PROCEEDINGS (CONTINUED)

[3]	On December 24, 2024, the Company’s wholly-owned subsidiary, HFT Solutions, LLC, initiated patent litigations against Citadel Securities, LLC and Jump Trading, LLC in the United States District Court for the Northern District of Illinois for infringement of certain patents within our HFT Patent Portfolio. In the Citadel action, on April 7, 2025, the defendant Citadel filed a motion to dismiss under 35 U.S.C. § 101, asserting that the asserted patents are directed to patent-ineligible subject matter. On December 1, 2025, the Court denied Citadel’s motion to dismiss. On January 5, 2026, Citadel filed its answer asserting defenses of non-infringement, patent validity and counterclaims for the same. In the Jump Trading action, on April 7, 2025, defendant filed an answer and counterclaims of non-infringement and invalidity of the asserted patents.

[4]	On April 4, 2014 and December 3, 2014, the Company initiated litigation against Google Inc. (“Google”) and YouTube, LLC (“YouTube”) in the U.S. District Court for the Southern District of New York for infringement of several of its patents within its Cox Patent Portfolio which relate to the identification of media content on the Internet. The lawsuit alleges that Google and YouTube have infringed and continue to infringe certain of the Company’s patents by making, using, selling and offering to sell unlicensed systems and related products and services, which include YouTube’s Content ID system. In April 2024, following a motion for summary judgment by defendants, the U.S. District Court for the Southern District of New York issued a judgment dismissing the Company’s patent infringement claims finding that the asserted claims of two of the patents are invalid for indefiniteness and granting summary judgment that that the asserted claims of another patent are not infringed by Google’s accused system.

On May 14, 2024, the Company filed a notice of appeal to the U. S. Court of Appeals for the Federal Circuit and oral argument on the appeal took place on March 9, 2026. On April 23, 2026, the U.S. Court of Appeals for the Federal Circuit issued a decision on the appeal overturning the judgment of non-infringement of the U.S District Court for the Southern District of New York relating to the Company’s Patent No. 8,205,237 (the “’237 Patent”) for certain implementations of Google’s Content ID system. The Federal Circuit also affirmed the District Court’s judgement that (i) certain claims in other asserted patents were invalid, and (ii) a previous implementation of Content ID does not infringe the claims of the ’237 Patent. The Federal Circuit remanded the case to the District Court for further proceedings on the infringement case consistent with its decision.

NOTE K – EQUITY INVESTMENTS

During the period December 2018 through August 2022, the Company made aggregate investments of $7,000,000 in ILiAD, a privately held clinical stage biotechnology company dedicated to the prevention and treatment of human disease caused by Bordetella pertussis. ILiAD is focused on validating its proprietary intranasal vaccine, BPZE1, for the prevention of pertussis (whooping cough). In connection with its initial investment, the Company’s Chairman and Chief Executive Officer obtained a seat on ILiAD’s Board of Managers. These investments were accounted for under the equity method of accounting in accordance with ASC 323 (See Note B[3]).

On February 5, 2026, ILiAD completed a $115,000,000 Series B preferred stock financing (the “Financing”). As part of the Financing, ILiAD converted from a limited liability company to a corporation. Following the closing of the Financing, ILiAD’s Board was reconstituted and the Company’s Chairman and Chief Executive officer no longer serves on the Board of ILiAD.

NOTE K – EQUITY INVESTMENTS (CONTINUED)

As a result of ILiAD’s closing of the Financing and the conversion to a corporation, as of February 5, 2026 the Company no longer accounted for its investment in ILiAD using the equity method, under which the Company recorded its proportionate share of ILiAD’s losses each reporting period, and adopted the cost value method of accounting in accordance with ASC 321. Under this guidance, investments in equity securities in privately-held companies without readily determinable fair values are generally recorded at cost, plus or minus subsequent observable price changes in identical or similar investments, less impairments. (see Note B[3] hereof.)

As a result of an observable price change due to the Financing discussed above, the equity investment was remeasured during the three month period ended March 31, 2026 and the Company recorded an increase of $1,052,000 in the carrying value of its equity investment in ILiAD and recognized a corresponding gain of $1,052,000, which is included in “Other income – Gain on equity investment” in its unaudited condensed consolidated statements of operations.

After the closing of the Financing, the Company holds 2,054,507 shares of common stock, 262,908 shares of Series A preferred stock and 319,789 shares of Series A-1 preferred stock, representing 2.5% of the outstanding securities of ILiAD on a fully diluted basis. The Company evaluated the Financing and determined that it represented an orderly transaction for a similar investment of the same issuer. To estimate the fair value of its common stock, Series A preferred stock and Series A-1 preferred stock for purpose of remeasuring the carrying value of the investment, the Company considered the transaction price of the Series B preferred stock in the Financing and made adjustments, as necessary, to reflect differences in liquidation preferences, dividend rights, conversion features and other terms as compared to the classes of equity held by the Company. The Company applied a valuation model consistent with a market approach, which included the use of an option pricing model to allocate enterprise value among ILiAD’s various classes of equity (see Note F).

The Company has elected the practical expedient permitted by ASC 321, recorded the above equity investment on a cost basis and will continue to monitor the equity investment for impairment and additional observable price changes in future reporting periods.

NOTE L – STOCK REPURCHASES

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

Since inception of the Share Repurchase Program through March 31, 2026, the Company has repurchased an aggregate of 10,647,490 shares of its common stock at an aggregate cost of $20,352,652 (exclusive of commissions) or an average per share price of $1.91.

During the three months ended March 31, 2026, the Company repurchased an aggregate of 60,996 shares of its common stock at an aggregate cost of $82,681 (exclusive of commissions) or an average per share price of $1.36.

NOTE L – STOCK REPURCHASES (CONTINUED)

On December 24, 2025, the Company entered into a written trading plan (the “10b5-1 Plan”) under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). Adopting a trading plan that satisfies the conditions of Rule 10b5-1 allows a company to repurchase its shares at times when it might otherwise be prevented from doing so due to self-imposed trading black-outs or pursuant to insider trading laws. Purchases under the 10b5-1 Plan may be made during the following periods: (1) beginning on January 12 2026 until two trading days after the Company issues a press release announcing its financial results for the year ended December 31 , 2025, and (2) beginning on April 1, 2026 until two trading days after the Company issues a press release announcing its financial results for the quarter ended March 31 2026. Under the 10b5-1 Plan, the Company’s third party broker may purchase up to 1,000,000 shares of the Company’s common stock, subject to certain price, market, volume and timing constraints, in accordance with the terms of the plan and subject to Rule 10b5-1 and Rule 10b-18 of the Exchange Act.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations occurring on or after January 1, 2023. The amount of the excise tax is generally 1% of the net fair market value of the net shares repurchased (repurchases net of new share issuances) at the time of the repurchase. The excise tax applies in cases where the total value of the stock repurchased during the taxable year exceeds $1,000,000. During the three months ended March 31 2026 and 2025, the Company did not incur such excise tax.

At March 31, 2026, the dollar value of remaining shares that may be repurchased under the Share Repurchase Program was $4,827,750.

NOTE M – CONCENTRATIONS OF CREDIT RISK

The Company maintains cash and certificates of deposit in accounts at financial institutions. The accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. At March 31, 2026, the Company had $9,000 of cash and certificates of deposit in excess of the FDIC insured limit. The Company maintains cash equivalents in brokerage accounts at financial institutions. At March 31, 2026, the Company had cash equivalents of $8,310,000 in these brokerage accounts.

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

OVERVIEW

Our principal business is the development, licensing and protection of our intellectual property assets. We presently own one hundred twenty-one (121) U.S. patents, fifty-four (54) of which have expired, and fifteen (15) foreign patents (unexpired) relating to: (i) our M2M/IoT Patent Portfolio relating to, among other things, enabling technology for authenticating and using eSIM (embedded Subscriber Identification Module) technology in IoT, Machine-to-Machine and other mobile devices, including smartphones, tablets and computers, as well as automobiles; (ii) our HFT Patent Portfolio covering certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems; (iii) our Cox Patent Portfolio relating to enabling technology for identifying media content on the internet and taking further action to be performed after such identification; (iv) our Smart Home Patent Portfolio relating to, among other things, the enabling technology to support the interoperability of smart home IoT devices; (v) our Remote Power Patent covering the delivery of power over Ethernet (PoE) cables for the purpose of remotely powering network devices, such as wireless access ports, IP phones and network based cameras; and (vi) our Mirror Worlds Patent Portfolio relating to foundational technologies that enable unified search and indexing, displaying and archiving of documents in a computer system. The Company is no longer monetizing its Remote Power Patent and Mirror Worlds Patent Portfolio.

At March 31, 2026, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $34,589,000 and working capital of $33,674,000. Based on our cash position, we review opportunities to acquire additional intellectual property as well as evaluate other strategic opportunities.

Our future revenue is dependent on our ability to monetize our M2M/IOT Patent Portfolio, HFT Patent Portfolio, Cox Patent Portfolio and Smart Home Patent Portfolio. If we are unable to successfully monetize such patent portfolios or achieve a successful outcome of our investment in ILiAD, our business, financial condition and results of operations will be negatively impacted.

We have five pending litigations involving certain patents within our M2M/IoT Patent Portfolio, HFT Patent Portfolio and Cox Patent Portfolio (see “Legal Proceedings” at pages 18 - 19 hereof). We may not achieve successful outcomes of such litigation, or future litigation involving our patent assets.

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

To date we have invested $7,000,000 in ILiAD, a clinical stage biotechnology company dedicated to the prevention and treatment of human disease caused by Bordetella pertussis with a focus on validating its proprietary intranasal vaccine, BPZE1, for the prevention of pertussis (see Note K to our consolidated financial statements included herein). On February 5, 2026, ILiAD completed a $115,000,000 preferred stock financing. As part of the financing, ILiAD converted from a limited liability company to a corporation. The financing was led by RA Capital Management with participation from new investors Janus Henderson Investors and BNP Paribas Asset Management Alts, as well as existing investors including a multi-national pharmaceutical company and AI Life Sciences. As a result of the financing, the Company’s percentage ownership of ILiAD was reduced to approximately 2.5% on a fully diluted basis. As a result of the financing, we no longer account for our investment in ILiAD using the equity method of accounting and now we use the cost method of accounting (see Note B[3] and Note K of our unaudited condensed consolidated financial statements included herein).

The significant components of expenses, when revenue is recorded, that may impact our net income (loss) relate to contingent legal fees and expenses related to our patent litigation as well as contingent payments related to patent acquisitions (see Note H[1] and Note H[2] hereof) to our unaudited condensed consolidated financial statements included herein) and incentive compensation payable to our Chairman and Chief Executive Officer pursuant to his employment agreement (see Note I[1] to our unaudited condensed consolidated financial statements included herein). Both such components of expenses are based on a percentage of the revenue received by us as a result of litigation or otherwise.

Our quarterly and annual operating and financial results may fluctuate significantly from period-to-period as a result of a variety of factors that are outside our control, including the timing and our ability to achieve successful outcomes of our patent litigation, our ability and timing of consummating future license agreements for our intellectual property, and whether we will achieve a return on our investment in ILiAD and the timing of any such return.

Our future operating results may also be materially impacted by our ability to acquire high quality patents which management believes have the potential to generate significant licensing opportunities. In the future, we may not be able to identify or consummate such patent acquisitions or, if consummated, achieve significant licensing revenue with respect to such acquisitions.

In 2026 and future years we could be classified as a Personal Holding Company. If this is the case, we would be subject to a 20% tax on the amount of any undistributed personal holding company income (as defined) for such year that we do not distribute to our shareholders (see Note B[4] to our unaudited condensed consolidated financial statements included herein).

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Revenue. We had no revenue for the three months ended March 31, 2026 and revenue of $150,000 for the three months ended March 31, 2025. We currently have five pending patent infringement litigations involving certain patents within our HFT Patent Portfolio, M2M/IoT Patent Portfolio and Cox Patent Portfolio (see Note J to our unaudited condensed consolidated financial statements included herein).

Operating Expenses. Operating expenses for the three months ended March 31, 2026 were $1,415,000 as compared to $795,000 for the three months ended March 31, 2025. The increase in operating expenses of $620,000 was primarily due to increased professional fees and related costs of $654,000, as a result of increased litigation related costs of $625,000, offset by reduced costs of revenue of $42,000 due to no revenue in the period ended March 31, 2026.

Gain on Equity Investment. For the three months ended March 31, 2026, as a result of ILiAD’s private financing completed in February 2026 and the resulting change in our accounting for the investment from the equity method to the cost method, we recorded a gain on our equity investment in ILiAD of $1,052,000 (see Note K and Note B[3] to our unaudited condensed consolidated financial statements included herein).

Realized and Unrealized Gain on Marketable Securities. For the three months ended March 31, 2026, we recorded realized and unrealized losses on marketable securities of $287,000, as compared to realized and unrealized gains on marketable securities of $149,000 for the three months ended March 31, 2025. The decrease of $436,000 was primarily due to unrealized losses of $103,000 as of March 31, 2026 on our marketable securities, compared to unrealized gains of $257,000 at December 31, 2025. The decrease reflects a decline in the market value of U.S. government securities and fixed income mutual funds held by us. During the period ended March 31, 2026, short-term Treasury yields increased, which resulted in lower market prices for our fixed-income securities.

Income Taxes. For the three months ended March 31, 2026 and 2025, we had a deferred tax expense of $245,000 as compared to a deferred tax benefit of $111,000, respectively. The net increase of $356,000 in our deferred income taxes was the result of deferred income tax expense of $245,000 for the three months ended March 31, 2026 recorded in connection with the gain on our equity investment and no deferred income tax benefit was recorded in the same period as a result of no longer recognizing our share of the losses of our equity method investee (ILiAD) in 2026, as compared to $111,000 of deferred income tax benefit for the three months ended March 31, 2025.

Share of Net Losses of Equity Method Investee. As a result of the conversion to the fair value method of accounting for our equity investment, we recognized no net losses during the three months period ended March 31, 2026 as compared to $462,000 of net losses during the three month period ended March 31, 2025 as a result of application of the equity method of accounting.

Net Loss. As a result of the foregoing, we realized a net loss of $511,000 or $0.02 per share basic and diluted for the three months ended March 31, 2026, compared with a net loss of $363,000 or $0.02 per share basic and diluted for the three months ended March 31, 2025. The increase in our net loss of $148,000 for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily the result of the gain on equity investment of $1,052,000 and the benefit of no recognized share of net losses of equity method investee, which loss was $462,000 for the three months ended March 31, 2025. These items were offset by lower revenue of $150,000, increases in litigation related costs of $625,000, realized and unrealized losses on marketable securities of $436,000, deferred income taxes of $356,000 and a decrease in earned interest and dividend income of $100,000 during the three months ended March 31, 2026.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from revenue from licensing our patents. At March 31, 2026, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $34,589,000 and working capital of $33,674,000. Based on our current working capital position, we believe that we will have sufficient liquidity to fund our operations for the next twelve months and the foreseeable future. Our pending patent infringement litigation or realization of our investment in ILiAD may result in a material increase in our liquidity and capital resources.

Working capital decreased by $2,662,000 at March 31, 2026 to $33,674,000 as compared to working capital of $36,336,000 at December 31, 2025. The decrease was primarily attributed to dividend payments of $1,140,000, certain aspects of the net cash used in operating activities of $310,000 and lower accrued payroll of $289,000 during the three month period ended March 31, 2026. These decreases in working capital were partially offset by increased current liabilities of $340,000.

Net cash used in operating activities increased by $469,000 to $310,000 for the three months ended March 31, 2026 from $159,000 net cash provided by operating activities for the three months ended March 31, 2025. The increase was primarily attributable to components of the net loss of $511,000, such as the $1,052,000 non-cash gain on equity investment in the period ended March 31, 2026, which reduced operating cash flows as it is deducted from net loss of $511,000 in the reconciliation to cash flows from operating activities. These items were offset by working-capital decreases, including an increase of $314,000 in net cash provided by operating activities related to the increase in accounts payable and accrued expenses as of March 31, 2026. Operating cash flows during the three month period ended March 31, 2026 were also increased by a $361,000 unrealized loss on marketable securities, compared to a $149,000 unrealized gain in the same period in 2025. These items were partially offset by higher deferred tax expense of $245,000 in the three months ended March 31, 2026 versus a $111,000 deferred tax benefit in the same period in 2025.

Net cash used in investing activities during the three months ended March 31, 2026 increased by $3,533,000 to $3,248,000 as compared to net cash provided by investing activities of $285,000 for the three months ended March 31, 2025, primarily as a result of increased purchases of marketable securities of $2,802,000 and sales of marketable securities of $770,000 as our investments shifted to longer duration maturities of greater than three months.

Net cash used in financing activities for the three months ended March 31, 2026 and 2025 was $1,234,000 and $1,301,000, respectively. The decrease of $67,000 for the three months ended March 31, 2025 primarily resulted from reduced stock repurchases of $65,000.

We maintain our cash in money market funds, government securities, certificates of deposit, corporate bonds and notes, and short-term fixed income securities. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

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

For a detailed discussion of our significant accounting policies and related judgements, see Note B to our unaudited condensed consolidated financial statements included herein.

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

(b)      Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our legal proceedings see Note J to our unaudited condensed consolidated financial statements included in this Quarterly Report and Item 3. Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2025 (filed with the SEC on March 13, 2026). During the three months ended March 31, 2026 and to date, no material events occurred with respect to our legal proceedings, except for the following: (1) On April 23, 2026, the U.S. Court of Appeals for the Federal Circuit issued a decision on our appeal overturning the judgment of non-infringement of the U.S District Court for the Southern District of New York relating to our Patent No. 8,205,237 (the “’237 Patent”), part of our Cox Patent Portfolio, for certain implementations of Google’s Content ID system. The Federal Circuit also affirmed the District Court’s judgement that (i) certain claims in our other asserted patents were invalid, and (ii) a previous implementation of Content ID does not infringe the claims of the ’237 Patent. The Federal Circuit remanded the case to the District Court for further proceedings on the infringement case consistent with its decision (see Note J[4] to our unaudited condensed consolidated financial statements included herein), and (2) In April and May 2026, the U.S. Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office denied the institution, on the merits, of six Inter Partes review proceedings requested by Samsung relating to all six patents being asserted by us in our patent litigation against Samsung (see Note J[4] to our unaudited condensed consolidated financial statements included herein).

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and the trading price of our common stock. Investors should carefully consider the risks described in this Quarterly Report on Form 10-Q for the three months ended March 31, 2026, and our Annual Report on Form 10-K for the year ended December 31, 2025 (pages 9-18), filed with the SEC on March 13, 2026.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Issuances of Unregistered Securities

There were no such issuances during the three months ended March 31, 2026.

Stock Repurchases

On June 17, 2025, our Board of Directors authorized an extension and increase of the Share Repurchase Program to repurchase up to $5,000,000 of shares of our common stock over the subsequent 24 month period. The common stock may be repurchased from time to time in open market transactions or privately negotiated transactions at our discretion except for repurchases under our 10b5-1 plans. The timing and amount of the shares repurchased is determined by management, except for repurchases under our 10b5-1 plans, based on our evaluation of market conditions and other factors. The Share Repurchase Program may be increased, suspended or discontinued at any time. Since inception of the Share Repurchase Program in August 2011 through March 31, 2026, we have repurchased an aggregate of 10,647,490 shares of our common stock at an aggregate cost of $20,352,652 (exclusive of commissions) or an average per share price of $1.91. During the three months ended March 31, 2026, we repurchased an aggregate of 60,996 shares of our common stock at an aggregate cost of $82,681 (exclusive of commissions) or an average per share price of $1.36. At March 31, 2026, the remaining dollar value of shares that may be repurchased under the Share Repurchase Program was $4,827,750.

During the months of January, February and March 2026, we purchased common stock pursuant to our Share Repurchase Program as indicated below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31, 2026	25,161	$1.32	25,161	$4,877,303
February 1 to February 28, 2026	26,826	$1.35	26,826	$4,841,146
March 1 to March 31, 2026	9,009	$1.49	9,009	$4,827,750
Total	60,996	$1.36	60,996

ITEM 3. Defaults Upon Senior Securities

None

ITEM 5. OTHER INFORMATION

In April and May 2026, the U.S. Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office denied the institution, on the merits, of six Inter Partes review proceedings requested by Samsung relating to all six patents being asserted by us in our patent litigation against Samsung (see Note J[4] to our unaudited condensed consolidated financial statements included herein).

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

NETWORK-1 TECHNOLOGIES, INC.

Date: May 8, 2026	By:	/s/ Corey M. Horowitz
Corey M. Horowitz Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2026	By:	/s/ Robert Mahan
Robert Mahan Chief Financial Officer (Principal Financial Officer)