Form 10-Q
period 2026-06-30
NETWORK-1 TECHNOLOGIES, INC.
filed 2026-08-06
CIK 1065078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to__________

Commission File Number  1-15288

NETWORK-1 TECHNOLOGIES, INC.

 (Exact Name of Registrant as Specified in Its Charter)

Delaware	11-3027591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

65 Locust Avenue, Third Floor New Canaan, Connecticut	06840
(Address of principal executive offices)	(Zip Code)

203-920-1055

(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NTIP	NYSE American

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

The number of shares of the registrant’s common stock, $.01 par value per share, outstanding as of August 3, 2026 was 22,863,181.

NETWORK-1 TECHNOLOGIES, INC.

Form 10-Q Index

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include any expectation of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements related to future performance and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Factors that could cause or contribute to such differences include various risks and uncertainties described below and elsewhere in this Quarterly Report on Form 10-Q as well as in our Annual Report on Form 10-K for the year ended December 31, 2025 (filed with the SEC on March 13, 2026). Furthermore, such forward-looking statements speak only as of the date of this report. Such risks and uncertainties include, but are not limited to, the following:

•	our uncertain revenue from licensing our intellectual property;
•	uncertainty of the outcome of our pending litigations;
•	our ability to achieve future revenue from our patent portfolios;
•	our ability to protect our patents;
•	our ability to execute our strategy to acquire or make investments in high quality patents with significant licensing opportunities;
•	our ability to enter into strategic relationships with third parties to license or otherwise monetize their intellectual property;
•	our ability to achieve a return on our investment in ILiAD Biotechnologies, Inc.;
•	our ability to continue to acquire additional intellectual property;
•	uncertainty as to whether cash dividends will continue to be paid;
•	variations in our quarterly and annual operating results;
•	the risk that we may be determined to be a personal holding company in 2026 or future years which may result in our issuing a special cash dividend to our stockholders to the extent we have undistributed personal holding company income resulting in less cash available for our operations and strategic transactions; and
•	legislative, regulatory and competitive developments.

Item 1. Condensed Consolidated Financial Statements

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
ASSETS CURRENT ASSETS:	(Unaudited)
Cash and cash equivalents	$9,435,000	$13,402,000
Marketable securities, at fair value	24,317,000	23,467,000
Other current assets	149,000	237,000
TOTAL CURRENT ASSETS	33,901,000	37,106,000
OTHER ASSETS:
Patents, net of accumulated amortization	1,766,000	1,479,000
Equity investments	2,786,000	1,734,000
Security deposit	13,000	13,000
Total Other Assets	4,565,000	3,226,000
TOTAL ASSETS	$38,466,000	$40,332,000
LIABILITIES AND STOCKHOLDERS’ EQUITY: CURRENT LIABILITIES:
Accounts payable	656,000	$253,000
Accrued payroll	—	289,000
Other accrued expenses	66,000	228,000
Total Current Liabilities	722,000	770,000
LONG TERM LIABILITIES:
Deferred tax liability	245,000	—
TOTAL LIABILITIES	967,000	770,000
COMMITMENTS AND CONTINGENCIES (Note H)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, authorized 10,000,000 shares; none issued and outstanding at June 30, 2026 and December 31, 2025	—	—

Common stock, $0.01 par value; authorized 50,000,000 shares; 22,863,181 and 22,824,009 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	229,000	228,000

Additional paid-in capital	62,672,000	63,426,000

Accumulated deficit	(25,402,000)	(24,092,000)

TOTAL STOCKHOLDERS’ EQUITY	37,499,000	39,562,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,466,000	$40,332,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

REVENUE	$—	$—	$—	$150,000

OPERATING EXPENSES:
Costs of revenue	—	—	—	42,000
Professional fees and related costs	481,000	164,000	1,256,000	285,000
General and administrative	488,000	519,000	1,084,000	1,121,000
Amortization of patents	44,000	37,000	88,000	67,000

TOTAL OPERATING EXPENSES	1,013,000	720,000	2,428,000	1,515,000

OPERATING LOSS	(1,013,000)	(720,000)	(2,428,000)	(1,365,000)
OTHER INCOME:
Interest and dividend income, net	350,000	445,000	734,000	929,000
Gain on equity investment	—	—	1,052,000	—
Net realized and unrealized gain (loss) on marketable securities	8,000	22,000	(279,000)	171,000
Total other income, net	358,000	467,000	1,507,000	1,100,000
LOSS BEFORE INCOME TAXES AND SHARE OF NET LOSSES OF EQUITY METHOD INVESTEE	(655,000)	(253,000)	(921,000)	(265,000)

INCOME TAX PROVISION:
Current	—	(31,000)	—	(31,000)
Deferred tax (benefit) expense, net	—	(38,000)	245,000	(149,000)
Total income tax (benefit) expense	—	(69,000)	245,000	(180,000)

LOSS BEFORE SHARE OF NET LOSS OF EQUITY METHOD INVESTEE:	(655,000)	(184,000)	(1,166,000)	(85,000)

SHARE OF NET LOSS OF EQUITY METHOD INVESTEE	—	(279,000)	—	(741,000)

NET LOSS	$(655,000)	$(463,000)	$(1,166,000)	$(826,000)

Net loss per share
Basic	$(0.03)	$(0.02)	$(0.05)	$(0.04)
Diluted	$(0.03)	$(0.02)	$(0.05)	$(0.04)

Weighted average common shares outstanding:
Basic	22,836,456	22,873,907	22,824,937	22,883,729
Diluted	22,836,456	22,873,907	22,824,937	22,883,729

Cash dividends declared per share	—	—	$0.05	$0.05

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance – January 1, 2026	22,824,009	$228,000	$63,426,000	$(24,092,000)	$39,562,000
Dividends and dividend equivalents declared	—	—	(998,000)	—	(998,000)
Stock-based compensation	—	—	79,000	—	79,000
Vesting of restricted stock units	40,000	1,000	(1,000)	—	—
Value of shares delivered to pay withholding taxes	(7,130)	—	—	(9,000)	(9,000)
Treasury stock purchased and retired	(60,996)	(1,000)	—	(84,000)	(85,000)
Net loss	—	—	—	(511,000)	(511,000)
Balance – March 31, 2026	22,795,883	228,000	62,506,000	(24,696,000)	38,038,000
Dividends and dividend equivalents declared	—	—	—	—	—
Stock-based compensation	—	—	42,000	—	42,000
Vesting of restricted stock units	7,500	—	—	—	—
Value of shares delivered for acquisition of patents	94,778	1,000	124,000	—	125,000
Treasury stock purchased and retired	(34,980)	—	—	(51,000)	(51,000)
Net loss	—	—	—	(655,000)	(655,000)
Balance – June 30, 2026	22,863,181	$229,000	$62,672,000	$(25,402,000)	$37,499,000

THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance – January 1, 2025	22,961,619	$229,000	$65,455,000	$(21,373,000)	$44,311,000
Dividends and dividend equivalents declared	—	—	(1,171,000)	—	(1,171,000)
Stock-based compensation	—	—	81,000	—	81,000
Vesting of restricted stock units	32,500	—	—	—	—
Value of shares delivered to pay withholding taxes	(5,348)	—	—	(7,000)	(7,000)
Treasury stock purchased and retired	(106,662)	(1,000)	—	(149,000)	(150,000)
Net loss	—	—	—	(363,000)	(363,000)
Balance – March 31, 2025	22,882,109	$228,000	$64,365,000	$(21,892,000)	$42,701,000
Stock-based compensation	—	—	80,000	—	80,000
Vesting of restricted stock units	7,500	—	—	—	—
Treasury stock purchased and retired	(44,811)	—	—	(57,000)	(57,000)
Net loss	—	—	—	(463,000)	(463,000)
Balance – June 30, 2025	22,844,798	$228,000	$64,445,000	$(22,412,000)	$42,261,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,166,000)	$(826,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of patents	88,000	67,000
Stock-based compensation	121,000	161,000
Gain on equity investment	(1,052,000)	—
Share of net loss from equity method investment	—	741,000
Deferred tax expense (benefit)	245,000	(149,000)
Amortization of right of use asset	—	27,000
Unrealized loss (gain) on marketable net securities	340,000	(170,000)

Changes in operating assets and liabilities:
Other current assets	88,000	52,000
Accounts payable	403,000	1,000
Operating lease obligations	—	(24,000)
Accrued expenses	(309,000)	(382,000)
NET CASH USED IN OPERATING ACTIVITIES	(1,242,000)	(502,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities	5,110,000	7,554,000
Purchases of marketable securities	(6,300,000)	(4,990,000)
Acquisition of patents	(250,000)	(414,000)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,440,000)	2,150,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,140,000)	(1,155,000)
Value of shares delivered to fund payment of withholding taxes	(9,000)	(7,000)
Repurchases of common stock, inclusive of commissions	(136,000)	(207,000)

NET CASH USED IN FINANCING ACTIVITIES:	(1,285,000)	(1,369,000)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,967,000)	279,000

CASH AND CASH EQUIVALENTS, beginning of period	13,402,000	13,145,000

CASH AND CASH EQUIVALENTS, end of period	$9,435,000	$13,424,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	—	—
Income taxes	—	—

NON-CASH FINANCING ACTIVITIES
Accrued dividend rights on restricted stock units, net of forfeitures	$(142,000)	$27,000
Shares issued for acquisition of patents	$(125,000)	—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NETWORK-1 TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE A – BASIS OF PRESENTATION AND NATURE OF BUSINESS

[1]     BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of the management of Network-1 Technologies, Inc. (the “Company”), contain all adjustments consisting only of normal recurring items which the Company considers necessary for the fair presentation of the Company’s financial position as of June 30, 2026, and the results of its operations, its statement of cash flows and its changes in stockholders’ equity for the three and six month periods ended June 30, 2026 and June 30, 2025. The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP may have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2026. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations to be expected for the full year.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Mirror Worlds Technologies, LLC and HFT Solutions, LLC. All intercompany balances and transactions have been eliminated in consolidation.

[2]     BUSINESS

The Company is engaged in the development, licensing and protection of its intellectual property assets. The Company presently owns one-hundred twenty-one (121) U.S. patents, fifty-four (54) of which have expired, and fifteen (15) international patents related to (i) the M2M/IoT patent portfolio (the “M2M/IoT Patent Portfolio”) relating to, among other things, enabling technology for authenticating and using eSIM (embedded Subscriber Identification Module) technology in Internet of Things (“IoT”), Machine-to-Machine, and other mobile devices, including smartphones, tablets and computers, as well as automobiles; (ii) the HFT patent portfolio (the “HFT Patent Portfolio”) covering certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems; (iii) the Cox patent portfolio (the “Cox Patent Portfolio”) relating to enabling technology for identifying media content on the Internet and taking further actions to be performed after such identification; and (iv) the smart home patent portfolio (the “Smart Home Patent Portfolio”) relating to, among other things, the enabling technology to support the interoperability of smart home IoT devices.

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

The Company determines revenue recognition through the following steps:

•	identification of the license agreement, final judgment or litigation settlement agreement;
•	identification of the performance obligations in the license agreement, final judgment or litigation settlement agreement;
•	determination of the consideration for the license agreement, final judgment or settlement agreement;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when the Company satisfies its performance obligations.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue disaggregated by source is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Litigation settlements	$—	$150,000	$—	$—
Total Revenue	$—	$150,000	$—	$—

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

[4]      Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (ASC 740), which requires the Company to use the assets and liability method of accounting for income taxes. Under the assets and liability method, deferred income taxes are recognized for the tax consequences of temporary(timing) differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forwards. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. As of June 30, 2026, the Company had total deferred tax assets generated from its activities of $2,355,000. The Company’s deferred tax assets were offset by a valuation allowance of $2,355,000 as it was determined that it is more likely than not that certain deferred tax assets will not be realized. As of June 30, 2026, the Company also had a deferred tax liability of $245,000.

The personal holding company (“PHC”) rules under the Internal Revenue Code impose a 20% tax on a PHC’s undistributed personal holding company income (“UPHCI”), which means, in general, taxable income subject to certain adjustments and reduced by certain distributions to shareholders. For a corporation to be classified as a PHC, it must satisfy two tests: (i) that more than 50% in value of its outstanding shares must be owned directly or indirectly by five or fewer individuals at any time during the second half of the year (after applying constructive ownership rules to attribute stock owned by entities to their beneficial owners and among certain family members and other related parties) (the “Ownership Test”) and (ii) at least 60% of its adjusted ordinary gross income for a taxable year consists of dividends, interest, royalties, annuities and rents (the “Income Test”). As of July 15, 2026, based on available information concerning the Company’s shareholder ownership, the Company did not satisfy the Ownership Test or the Income Test. However, the Company may subsequently be determined to be a PHC in 2026 or in future years if it satisfies both the Ownership Test and Income Test. If the Company were to become a PHC in 2026 or any future year, it would be subject to the 20% tax on its UPHCI. In such event, the Company may issue a special cash dividend to its shareholders in an amount equal to the UPHCI rather than incur the 20% tax.

ASC 740-10 - Accounting for Uncertainty in Income Taxes, defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company had no uncertain tax positions as of June 30, 2026.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

U.S. federal, state and local income tax returns prior to 2022 are not subject to examination by any applicable tax authorities, except that tax authorities could challenge returns (only under certain circumstances) for earlier years to the extent they generated loss carry-forwards that are available for those future years.

[5]     Segment Reporting

The Company reports its segment information to reflect the manner in which the Company’s chief operating decision maker (“CODM”) reviews and assesses performance. The Company’s Chief Executive Officer is the CODM. The primary financial measures used by the CODM to evaluate performance and allocate resources are net income (loss) and operating income (loss). Such measures are used to evaluate the Company’s ongoing operations and as part of the Company’s internal planning and forecasting processes. Net loss and Operating loss are disclosed in the unaudited condensed consolidated statements of operations. Segment expenses and other segment items are provided to the CODM on the same basis as disclosed in the unaudited condensed consolidated statements of operations. The Company has a single reporting segment.

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

NOTE C – PATENTS

The Company’s intangible assets at June 30, 2026 include patents with estimated remaining economic useful lives ranging from approximately 7 to 13 years. For all periods presented, all of the Company’s unexpired patents were subject to amortization.  The gross carrying amounts and accumulated amortization related to acquired intangible assets as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Gross carrying amount – patents	$9,262,000	$8,887,000
Accumulated amortization – patents	(7,496,000)	(7,408,000)
Patents, net	$1,766,000	$1,479,000

Amortization expense for the three months ended June 30, 2026 and 2025 was $44,000 and $37,000, respectively. Amortization expense for the six months ended June 30, 2026 and 2025 was $88,000 and $67,000, respectively. Future amortization of intangible assets for the next five years and thereafter is as follows:

For the Years Ended December 31,
2026 – remaining	$88,000
2027	174,000
2028	171,000
2029	171,000
2030	171,000
Thereafter	991,000
Total	$1,766,000

The expiration dates of patents within the Company’s M2M/IoT Patent Portfolio range from September 2033 to December 2034. The expiration dates of patents within the Company’s HFT Patent Portfolio range from October 2039 to February 2040. The expiration dates of patents within the Company’s Smart Home Patent Portfolio range from May 2039 to May 2040. All of the patents within the Company’s Mirror Worlds Patent Portfolio, Cox Patent Portfolio and the Remote Power Patent have expired.

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

As of June 30, 2026, there were 125,000 shares of common stock subject to outstanding awards under the 2022 Plan and 1,920,000 shares of common stock available for issuance under the 2022 Plan.

NOTE D – STOCKHOLDERS’ EQUITY (CONTINUED)

Restricted Stock Units

A summary of restricted stock unit activity for the three months ended June 30, 2026 is as follows (each restricted stock unit issued by the Company represents the right to receive one share of the Company’s common stock):

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance of restricted stock units outstanding at December 31, 2025	512,500	$1.58
Grants of restricted stock units	85,000	1.48
Vested restricted stock units	(47,500)	(1.63)
Forfeited restricted stock units	(425,000)	(1.58)
Balance of restricted stock units outstanding at June 30, 2026	125,000	$1.49

Restricted stock unit compensation expense was $42,000 and $80,000 for the three months ended June 30, 2026 and 2025, respectively. Restricted stock unit compensation expense was $121,000 and $161,000 for the six months ended June 30, 2026 and 2025, respectively. Stock-based compensation expense is included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

The Company had an aggregate of $111,000 of unrecognized restricted stock unit compensation as of June 30, 2026 to be expensed over a weighted average period of approximately one year.

All of the Company’s outstanding (unvested) restricted stock units have dividend equivalent rights. As of June 30, 2026 and December 31, 2025, there was $20,000 and $161,000, respectively, accrued for dividend equivalent rights which were included in other accrued expenses.

NOTE E – NET LOSS PER SHARE

Basic loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted per share data includes the dilutive effects of restricted stock units. Potentially dilutive shares of 125,000 and 517,500 at June 30, 2026 and 2025, respectively, consisted of outstanding restricted stock units. However, since the Company generated a net loss for the three and six months ended June 30, 2026 and 2025, potentially dilutive shares were not reflected in diluted net loss per share because the impact of such instruments was anti-dilutive.

NOTE E – NET LOSS PER SHARE (CONTINUED)

Computations of basic and diluted weighted average common shares outstanding were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Weighted-average common shares outstanding – basic	22,824,937	22,883,729	22,836,456	22,873,907
Dilutive effect of restricted stock units and stock options	—	—	—	—
Weighted-average common shares outstanding – diluted	22,824,937	22,883,729	22,836,456	22,873,907
Restricted stock units excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive	125,000	517,500	125,000	517,500

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

NOTE F – FAIR VALUE MEASUREMENTS (CONTINUED)

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

The following assumptions were used to calculate the fair value of the Company’s equity investment in ILiAD as of February 5, 2026 (since such date there have been no observable price changes in identical or similar securities of ILiAD):

Expected volatility	85.0%

Time to liquidity event	2.0 years

Risk-free interest rate	3.47%

Discount for lack of marketability	20% - 40%

Fair value per share range	$1.33 - $2.65

NOTE G – MARKETABLE SECURITIES

Marketable securities as of June 30, 2026 and December 31, 2025 were composed of the following:

	June 30, 2026
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value

Government securities	$13,583,000	$86,000	$(204,000)	$13,465,000
Fixed income mutual funds	8,039,000	143,000	(92,000)	8,090,000
Certificates of deposit	752,000	2,000	–	754,000
Corporate bonds and notes	2,027,000	–	(19,000)	2,008,000
Total marketable securities	$24,401,000	$231,000	$(315,000)	$24,317,000

	December 31, 2025
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value

Government securities	$12,576,000	$95,000	$(46,000)	$12,625,000
Fixed income mutual funds	7,855,000	228,000	–	8,083,000
Certificates of deposit	752,000	7,000	–	759,000
Corporate bonds and notes	2,027,000	–	(27,000)	2,000,000
Total marketable securities	$23,210,000	$330,000	$(73,000)	$23,467,000

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

In connection with the Company’s acquisition of its HFT Patent Portfolio in March 2022, the Company paid the seller $500,000 in cash and had a contingent obligation to pay $500,000 and issue $375,000 of the Company’s common stock (up to a maximum of 375,000 shares) upon achieving certain milestones with respect to the HFT Patent Portfolio. The Company also has a contingent obligation to pay the seller 15% of the first $50 million of net proceeds (after deduction of expenses) generated by the HFT Patent Portfolio and 17.5% of net proceeds greater than $50 million. During the six months ended June 30, 2026, a milestone was achieved which entitled the seller to receive $250,000 in cash and $125,000 of the Company’s common stock (94,778 shares). This contingent purchase price of $375,000 was capitalized and amortized over the remaining useful life of the underlying patents and recorded in patents, net of accumulated amortization on the Company’s unaudited condensed consolidated balance sheet.

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

NOTE H – COMMITMENTS AND CONTINGENCIES (CONTINUED)

[3]      Leases

The Company has one operating lease for its principal office space in New Canaan, Connecticut that was extended through September 30, 2026.

There are no material residual guarantees associated with the Company’s lease and there are no significant restrictions or covenants included in the Company’s lease agreement.

The table below presents certain information related to the Company’s lease costs for the period ended:

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$–	$27,000	$–	$5,000
Short-term lease cost	36,000	12,000	18,000	12,000
Total	$36,000	$39,000	$18,000	$17,000

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

Under the surviving terms of the prior employment agreement, so long as our Chairman and Chief Executive Officer continues to serve as an executive officer of the Company, whether pursuant to the Agreement or otherwise, he shall also receive incentive compensation in an amount equal to 5% of our gross royalties or other payments from Licensing Activities (as defined) (without deduction of legal fees or any other expenses) with respect to our Remote Power Patent and a 10% net interest (gross royalties and other payments after deduction of all legal fees and litigation expenses related to licensing, enforcement and sale activities, but in no event shall he receive less than 6.25% of the gross recovery) of our royalties and other payments relating to Licensing Activities with respect to patents other than our Remote Power Patent (including all of our existing patent portfolios and our investment in ILiAD).

In the event of a merger or sale of substantially all of our assets, we have the option to extinguish the right of our Chairman and Chief Executive Officer to receive future Incentive Compensation by payment to him of a lump sum payment, in an amount equal to the fair market value of such future interest as determined by an independent third party expert if the parties do not reach agreement as to such value.

NOTE J – LEGAL PROCEEDINGS

[1]	On September 8, 2025, the Company’s wholly-owned subsidiary, HFT Solutions, LLC, commenced patent litigation against Optiver US, LLC and Optiver Trading US, LLC (“Optiver”) in the United States District Court for the Western District of Texas for infringement of certain patents within the Company’s HFT Patent Portfolio. On November 21, 2025, the Optiver defendants filed their answer and counterclaims of non-infringement and invalidity of the asserted patents.
[2]	On June 27, 2025, the Company commenced patent litigation against Samsung Electronics Co., LTD and Samsung Electronics America, Inc. (collectively, “Samsung”) in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of six patents within the Company’s M2M/IoT Patent Portfolio. The lawsuit alleges that Samsung infringes the Company patents by supporting certain eSIM (embedded Subscriber Identification Module) and certain 5G technologies in its mobile devices, including its Galaxy smartphones, watches and tablets. A trial date has been scheduled for June 7, 2027. In April and May 2026, the U.S. Patent Trial and Appeal Board (PTAB) of the U.S. Patent & Trademark Office denied the institution, on the merits, of six Inter Partes Review proceedings requested by Samsung, relating to all six patents being asserted by the Company in the litigation.

[3]	On December 24, 2024, the Company’s wholly-owned subsidiary, HFT Solutions, LLC, initiated patent litigations against Citadel Securities, LLC (“Citadel”) and Jump Trading, LLC (“Jump”) in the United States District Court for the Northern District of Illinois for infringement of certain patents within our HFT Patent Portfolio. In the Citadel action, on April 7, 2025, the defendant Citadel filed a motion to dismiss under 35 U.S.C. § 101, asserting that the asserted patents are directed to patent-ineligible subject matter. On December 1, 2025, the Court denied Citadel’s motion to dismiss. On January 5, 2026, Citadel filed its answer asserting defenses of non- infringement, patent validity and counterclaims for the same. On April 7, 2025, defendant Jump filed an answer and counterclaims of non-infringement and invalidity of the asserted patents. On May 19, 2026 and June 2, 2026, the PTAB denied institution of two IPRs filed by Citadel with respect to two of the patents asserted by the Company against Citadel in the litigation. On July 1, 2026, the Company dismissed without prejudice its patent infringement case against Jump. Depending upon future developments in the industry or otherwise, the Company may decide to revisit potential IP causes of action against Jump in order to protect its intellectual property rights.

[4]	On April 4, 2014 and December 3, 2014, the Company initiated litigation against Google Inc. (“Google”) and YouTube, LLC (“YouTube”) in the U.S. District Court for the Southern District of New York for infringement of several of its patents within its Cox Patent Portfolio which relate to the identification of media content on the Internet. The lawsuit alleges that Google and YouTube have infringed and continue to infringe certain of the Company’s patents by making, using, selling and offering to sell unlicensed systems and related products and services, which include YouTube’s Content ID system. In April 2024, following a motion for summary judgment by defendants, the U.S. District Court for the Southern District of New York issued a judgment dismissing the Company’s patent infringement claims.

NOTE J – LEGAL PROCEEDINGS (CONTINUED)

On May 14, 2024, the Company filed a notice of appeal to the U. S. Court of Appeals for the Federal Circuit. On April 23, 2026, the U.S. Court of Appeals for the Federal Circuit issued a decision on the appeal overturning the judgment of non-infringement of the U.S District Court for the Southern District of New York relating to the Company’s Patent No. 8,205,237 (the “ ’237 Patent ”) for certain implementations of Google’s Content ID system. The Federal Circuit also affirmed the District Court’s judgement that (i) certain claims in other asserted patents were invalid, and (ii) a previous implementation of Content ID does not infringe the claims of the ’237 Patent. The Federal Circuit remanded the case to the District Court for further proceedings on the infringement case consistent with its decision. A trial date has been scheduled for December 7, 2026.

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

As a result of ILiAD’s closing of the Financing and the conversion to a corporation, as of February 5, 2026 the Company no longer accounted for its investment in ILiAD using the equity method, under which the Company recorded its proportionate share of ILiAD’s losses each reporting period, and adopted the cost value method of accounting in accordance with ASC 321. Under this guidance, investments in equity securities in privately-held companies without readily determinable fair values are generally recorded at cost, plus or minus subsequent observable price changes in identical or similar investments, less impairments (see Note B[3] hereof). Since February 5, 2026 (the closing date of the Financing), there have been no observable price changes in identical or similar securities of ILiAD.

As a result of an observable price change due to the Financing discussed above, the equity investment was remeasured during the six month period ended June 30, 2026 and the Company recorded an increase of $1,052,000 in the carrying value of its equity investment in ILiAD and recognized a corresponding gain of $1,052,000, which is included in “Other income – Gain on equity investment” in its unaudited condensed consolidated statements of operations.

After the closing of the Financing and on June 30, 2026, the Company holds 2,054,507 shares of common stock, 262,908 shares of Series A preferred stock and 319,789 shares of Series A-1 preferred stock, representing approximately 2.5% of the outstanding securities of ILiAD on a fully diluted basis.

NOTE K – EQUITY INVESTMENTS (CONTINUED)

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

Since inception of the Share Repurchase Program in August 2011 through June 30, 2026, the Company has repurchased an aggregate of 10,682,470 shares of its common stock at an aggregate cost of $20,402,985 (exclusive of commissions) or an average per share price of $1.91.

During the three months ended June 30, 2026, the Company repurchased an aggregate of 34,980 shares of its common stock at an aggregate cost of $50,333 (exclusive of commissions ) or an average per share price of $1.44. During the six months ended June 30, 2026, the Company repurchased an aggregate of 95,976 shares of its common stock at an aggregate cost of $133,014 (exclusive of commissions) or an average per share price of $1.39.

On June 29 2026, the Company entered into a written trading plan (the “10b5-1 Plan”) under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). Adopting a trading plan that satisfies the conditions of Rule 10b5-1 allows a company to repurchase its shares at times when it might otherwise be prevented from doing so due to self-imposed trading black-outs or pursuant to insider trading laws. Purchases under the 10b5-1 Plan may be made during the following periods: (1) beginning on July 10, 2026 until two trading days after the Company issues a press release announcing its financial results for the quarter ended June 30, 2026, and (2) beginning on October 1, 2026 until two trading days after the Company issues a press release announcing its financial results for the quarter ended September 30, 2026. Under the 10b5-1 Plan, the Company’s third party broker may purchase up to 500,000 shares of the Company’s common stock, subject to certain price, market, volume and timing constraints, in accordance with the terms of the plan and subject to Rule 10b5-1 and Rule 10b-18 of the Exchange Act.

NOTE L – STOCK REPURCHASES (CONTINUED)

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations occurring on or after January 1, 2023. The amount of the excise tax is generally 1% of the net fair market value of the net shares repurchased (repurchases net of new share issuances) at the time of the repurchase. The excise tax applies in cases where the total value of the stock repurchased during the taxable year exceeds $1,000,000. During the three and six months ended June 30, 2026 and 2025, the Company did not incur such excise tax.

At June 30, 2026, the dollar value of remaining shares that may be repurchased under the Share Repurchase Program was $4,777,417.

NOTE M – CONCENTRATIONS OF CREDIT RISK

The Company maintains cash and certificates of deposit in accounts at financial institutions. The accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. At June 30, 2026 and December 31, 2025, the Company had $4,000 and $9,000, respectively, of cash and certificates of deposit in excess of the FDIC insured limit. The Company maintains cash equivalents in brokerage accounts at financial institutions. At June 30, 2026 and December 31, 2025, the Company had cash equivalents of $9,221,000 and $13,302,000, respectively, in these brokerage accounts.

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

OVERVIEW

Our principal business is the development, licensing and protection of our intellectual property assets. We presently own one hundred twenty- one (121) U.S. patents, fifty-four (54) of which have expired, and fifteen (15) foreign patents (unexpired) relating to: (i) our M2M/IoT Patent Portfolio relating to, among other things, enabling technology for authenticating and using eSIM (embedded Subscriber Identification Module) technology in IoT, Machine-to-Machine and other mobile devices, including smartphones, tablets and computers, as well as automobiles; (ii) our HFT Patent Portfolio covering certain advanced technologies relating to high frequency trading, which inventions specifically address technological problems associated with speed and latency and provide critical latency gains in trading systems; (iii) our Cox Patent Portfolio relating to enabling technology for identifying media content on the internet and taking further action to be performed after such identification; (iv) our Smart Home Patent Portfolio relating to, among other things, the enabling technology to support the interoperability of smart home IoT devices.

At June 30, 2026, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $33,752,000 and working capital of $33,179,000. Based on our cash position, we review opportunities to acquire additional intellectual property as well as evaluate other strategic opportunities.

Our future revenue is dependent on our ability to monetize our M2M/IOT Patent Portfolio, HFT Patent Portfolio, Cox Patent Portfolio and Smart Home Patent Portfolio. If we are unable to successfully monetize such patent portfolios or achieve a successful outcome of our investment in ILiAD, our business, financial condition and results of operations will be negatively impacted.

We have four pending litigations involving certain patents within our M2M/IoT Patent Portfolio, HFT Patent Portfolio and Cox Patent Portfolio (see “Legal Proceedings” at pages 19 – 20 hereof). We may not achieve successful outcomes of such litigation, or future litigation involving our patent assets.

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

To date we have invested $7,000,000 in ILiAD, a clinical stage biotechnology company dedicated to the prevention and treatment of human disease caused by Bordetella pertussis with a focus on validating its proprietary intranasal vaccine, BPZE1, for the prevention of pertussis (see Note K to our unaudited condensed consolidated financial statements included herein). On February 5, 2026, ILiAD completed a $115,000,000 preferred stock financing. As part of the financing, ILiAD converted from a limited liability company to a corporation. The financing was led by RA Capital Management with participation from new investors Janus Henderson Investors and BNP Paribas Asset Management Alts, as well as existing investors including a multi-national pharmaceutical company and AI Life Sciences. As a result of the financing, the Company’s percentage ownership of ILiAD was reduced to approximately 2.5% on a fully diluted basis. As a result of the financing, we no longer account for our investment in ILiAD using the equity method of accounting and now we use the cost method of accounting (see Note B[3] and Note K of our unaudited condensed consolidated financial statements included herein).

The significant components of expenses, when revenue is recorded, that may impact our net income (loss) relate to contingent legal fees and expenses related to our patent litigation contingent payments related to patent acquisitions (see Note H[1] and Note H[2] hereof) to our unaudited condensed consolidated financial statements included herein) and incentive compensation payable to our Chairman and Chief Executive Officer pursuant to the surviving provisions of his prior employment agreement (see Note I[1] to our unaudited condensed consolidated financial statements included herein). All such components of expenses are based on a percentage of the revenue received by us as a result of litigation or otherwise.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Revenue. We had no revenue for the three months ended June 30, 2026 and June 30, 2025. We currently have four pending patent infringement litigations involving certain patents within our HFT Patent Portfolio, M2M/IoT Patent Portfolio and Cox Patent Portfolio (see Note J to our unaudited condensed consolidated financial statements included herein).

Operating Expenses. Operating expenses for the three months ended June 30, 2026 were $1,013,000 as compared to $720,000 for the three months ended June 30, 2025. The increase in operating expenses of $293,000 was primarily due to increased litigation related costs of $337,000 offset by decreased restricted stock compensation expense of $38,000.

Interest and Dividend Income. Interest and dividend income for the three months ended June 30, 2026 was $350,000 as compared to $445,000 for the three months ended June 30, 2025. The decrease of $95,000 was a result of decreased funds available for investment in marketable securities in 2026, as well as such investments being made in lower yielding fixed income investments as a result of prevailing interest rate market conditions.

Income Taxes. For the three months ended June 30, 2026, we had no current income tax expense as compared to a $31,000 current tax benefit related to a federal income tax refund for the same period in 2025. For the three months ended June 30, 2026, we had no deferred income taxes as compared to a deferred tax benefit of $38,000 for the three months ended June 30, 2025. The decrease in our deferred income tax benefit was the result of no longer recognizing our share of the net losses of our equity method investee (ILiAD) in 2026.

Share of Net Losses of Equity Method Investee. As a result of the conversion to the fair value method of accounting for our equity investment, we recognized no net losses during the three month period ended June 30, 2026 as compared to $279,000 of net losses under the equity method of accounting during the three month period ended June 30, 2025.

Net Loss. As a result of the foregoing, we realized a net loss of $655,000 or $0.03 per share basic and diluted for the three months ended June 30, 2026, compared with a net loss of $463,000 or $0.02 per share basic and diluted for the three months ended June 30, 2025. The increase in our net loss of $192,000 for the three months ended June 30, 2026, as compared to the same period in 2025, was the result of increased operating expenses of $293,000, decreased other income of $109,000 and decreased income tax benefits of $69,000, offset somewhat by the decrease in our share of net loss of equity method investee of $279,000.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Revenue. We had no revenue for the six months ended June 30, 2026 and $150,000 in revenue for the six months ended June 30, 2025. We currently have four pending patent infringement litigations involving certain patents within our HFT Patent Portfolio, M2M/IoT Patent Portfolio and Cox Patent Portfolio (see Note J to our unaudited condensed consolidated financial statements included herein).

Operating Expenses. Operating expenses for the six months ended June 30, 2026 were $2,428,000 as compared to $1,515,000 for the six months ended June 30, 2025. The increase in operating expenses of $913,000 was primarily as a result of increased professional fees and related costs of $971,000, as a result of increased litigation related costs of $962,000, offset by reduced costs of revenue of $42,000 due to no revenue in the period ended June 30, 2026.

Interest and Dividend Income. Interest and dividend income for the six months ended June 30, 2026 was $734,000 as compared to $929,000 for the six months ended June 30, 2025. The decrease of $195,000 was a result of decreased funds available for investment in marketable securities in 2026, as well as such investments being made in lower yielding fixed income investments as a result of prevailing interest rate market conditions.

Gain on Equity Investment. For the six months ended June 30, 2026, as a result of ILiAD’s private financing completed in February 2026 and the resulting change in our accounting for the investment from the equity method to the cost method, we recorded a gain on our equity investment in ILiAD of $1,052,000 (see Note K and Note B[3] to our unaudited condensed consolidated financial statements included herein).

Realized and Unrealized Gain (Loss) on Marketable Securities. For the six months ended June 30, 2026, we recorded realized and unrealized losses on marketable securities of $279,000, as compared to realized and unrealized gains of $171,000 for the six months ended June 30, 2025. The decrease of $450,000 was primarily due to unrealized losses of $84,000 as of June 30, 2026 on our marketable securities, compared to unrealized gains of $257,000 at December 31, 2025. The decrease reflects a decline in the market value of U.S. government securities, fixed income mutual funds and corporate bonds and notes held by us. During the period ended June 30, 2026, short-term Treasury yields increased, which resulted in lower market prices for our fixed-income securities.

Income Taxes. For the six months ended June 30, 2026, we had no current income tax expense as compared to a $31,000 current tax benefit related to a federal income tax refund for the same period in 2025. We had a deferred tax expense of $245,000 for the six months ended June 30, 2026 compared to a deferred tax benefit of $149,000 for the six months ended June 30, 2025. The increase of $394,000 in our deferred income taxes was primarily the result of deferred income tax expense of $245,000 recorded in 2026 in connection with the gain on our equity investment (ILiAD) and no deferred income tax benefit as a result of no longer recognizing our share of the losses of our equity method investee, as compared to $149,000 of deferred tax benefit as a result of our recognized net losses of our equity method investee (ILiAD) for the six months ended June 30, 2025.

Share of Net Losses of Equity Method Investee. As a result of the conversion to the fair value method of accounting for our equity investment, we recognized no net losses during the six months period ended June 30, 2026 as compared to $741,000 of net losses during the six month period ended June 30, 2025 as a result of application of the equity method of accounting.

Net Loss. As a result of the foregoing, we realized a net loss of $1,166,000 or $0.05 per share basic and diluted for the six months ended June 30, 2026, compared with a net loss of $826,000 or $0.04 per share basic and diluted for the six months ended June 30, 2025. The increase in net loss of $340,000 for the six months ended June 30, 2026, as compared to 2025, was primarily the result of decreased revenue of $150,000, increased operating expenses of $913,000, decreased interest and dividend income of $195,000, increased realized and unrealized loss on marketable securities of $450,000 and increased income taxes of $425,000, offset by increased gain on equity investment of $1,052,000 and decreased recognized losses of our equity method investee of $741,000.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from revenue from licensing our patents. At June 30, 2026, our principal sources of liquidity consisted of cash and cash equivalents and marketable securities of $33,752,000 and working capital of $33,179,000. Based on our current working capital position, we believe that we will have sufficient liquidity to fund our operations for the next twelve months and the foreseeable future. Our pending patent infringement litigations or realization of our investment in ILiAD may result in a material increase in our liquidity and capital resources.

Working capital decreased by $3,157,000 at June 30, 2026 to $33,179,000 as compared to working capital of $36,336,000 at December 31, 2025. The decrease during the six month period ended June 30, 2026 was primarily attributed to the net cash used in operating activities of $1,242,000, dividend payments of $1,140,000, the acquisition of patents of $250,000 and repurchases of common stock of $136,000.

Net cash used in operating activities increased by $740,000 to $1,242,000 for the six months ended June 30, 2026 from $502,000 for the six months ended June 30, 2025. The increase in net cash used in operating activities was primarily attributable to an increase in our net loss of $340,000, a non-cash gain on our equity investment of $1,052,000 in 2026, the reduction in the loss on our equity method investment recognized in 2025 of $741,000. These uses of cash were offset by an increase in our unrealized loss on marketable securities of $510,000, increased accounts payable of $402,000 and an increase in the deferred tax expense of $394,000.

Net cash used in investing activities during the six months ended June 30, 2026 increased by $3,590,000 to $1,440,000 used in investing activities as compared to $2,150,000 provided by investing activities for the six months ended June 30, 2025. The increase in the net cash used in investing activities is primarily as a result of reduced sales of marketable securities of $2,444,000 and increased purchases of marketable securities of $1,310,000, offset by reduced acquisitions of patents of $164,000.

Net cash used in financing activities for the six months ended June 30, 2026 and 2025 was $1,285,000 and $1,369,000, respectively. The decrease in net cash used in financing activities of $84,000 primarily resulted from the decrease in stock repurchases of $71,000.

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

(b)      Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a description of our legal proceedings see Note J to our unaudited condensed consolidated financial statements included in this Quarterly Report and Item 3. Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2025 (filed with the SEC on March 13, 2026). During the three months ended June 30, 2026 and to date, no material events occurred with respect to our legal proceedings, except for the following: (1) On April 23, 2026, the U.S. Court of Appeals for the Federal Circuit issued a decision on our appeal overturning the judgment of non-infringement of the U.S District Court for the Southern District of New York relating to our Patent No. 8,205,237 (the “ ’237 Patent ”), part of our Cox Patent Portfolio, for certain implementations of Google’s Content ID system. The Federal Circuit also affirmed the District Court’s judgement that (i) certain claims in our other asserted patents were invalid, and (ii) a previous implementation of Content ID does not infringe the claims of the ’237 Patent. The Federal Circuit remanded the case to the District Court for further proceedings on the infringement case consistent with its decision (see Note J[4] to our unaudited condensed consolidated financial statements included herein), (2) In April and May 2026, the U.S. Patent Trial and Appeal Board (PTAB) of the U. S. Patent and Trademark Office, denied the institution, on the merits, of six Inter Partes Review proceedings requested by Samsung relating to all six patents being asserted by us in our litigation against Samsung (see Note J[2] to our unaudited condensed consolidated financial statements), and (3) On July 1, 2026, we dismissed without prejudice our patent infringement case against Jump Trading, LLC (“Jump”). Depending upon future developments in the industry or otherwise, we may decide to revisit potential IP causes of action against Jump in order to protect our intellectual property rights (see Note J[3] to our unaudited condensed consolidated financial statements included herein).

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and the trading price of our common stock. Investors should carefully consider the risks described in this Quarterly Report on Form 10-Q for the three months ended June 30, 2026, and our Annual Report on Form 10-K for the year ended December 31, 2025 (pages 9-18), filed with the SEC on March 13, 2026.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Issuances of Unregistered Securities

During the three months ended June 30, 2026, the Company issued 94,778 shares of its common stock to Nima Badizadegan in connection with the satisfaction of a milestone condition in the Patent Purchase Agreement, dated March 25, 2022, between the Company and Mr. Badizadegan related to the Company’s acquisition of its HFT Patent Portfolio (see Note H[2] to our unaudited condensed consolidated financial statements).The share issuance was exempt under Section 4(2) and Regulation D of the Securities Act of 1933.

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

Since inception of the Share Repurchase Program in August 2011 through June 30, 2026, we have repurchased an aggregate of 10,682,470 shares of our common stock at an aggregate cost of $20,402,985 (exclusive of commissions) or an average per share price of $1.91. During the three months ended June 30, 2026, we repurchased an aggregate of 34,980 shares of our common stock at an aggregate cost of $50,333 (exclusive of commissions) or an average per share price of $1.44. During the six months ended June 30, 2026, the Company repurchased an aggregate of 95,976 shares of its common stock at an aggregate cost of $133,014 (exclusive of commissions) or an average per share price of $1.39.

At June 30, 2026, the remaining dollar value of shares that may be repurchased under the Share Repurchase Program was $4,777,417.

During the months of April, May and June 2026, we purchased common stock pursuant to our Share Repurchase Program as indicated below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30, 2026	24,568	$1.43	24,568	$4,792,727
May 1 to May 31, 2026	10,412	$1.47	10,412	$4,777,417
June 1 to June 30, 2026	—	—	—	$4,777,417
Total	34,980	$1.44	34,980

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

NETWORK-1 TECHNOLOGIES, INC.

Date: August 6, 2026	By:	/s/ Corey M. Horowitz
Corey M. Horowitz Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Robert Mahan
Robert Mahan Chief Financial Officer (Principal Financial Officer)